Form 10-K
period 1998-04-25
SCHOOL SPECIALTY INC
filed 1998-07-24
CIK 1055454

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 25, 1998

                        COMMISSION FILE NUMBER 000-24385
                             SCHOOL SPECIALTY, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      39-0971239
       (State or Other Jurisdiction of                        I.R.S. Employer
       Incorporation or Organization)                       Identification No.

         1000 NORTH BLUEMOUND DRIVE                                54914
                APPLETON, WI                                    (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (920) 734-2756

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE.

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, PAR VALUE $.001

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes____ No_X_

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this
Form 10-K.   _X_

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of July 17, 1998 was $202,007,352.

    As of July 17, 1998, 14,572,784 shares of the Registrant's common stock, $.001 par value per share, were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  DESCRIPTION                                                                                                   PAGE
-----------------------------------------------------------------------------------------------------------     -----

                                                         Part I

  Item 1. Business.........................................................................................           1
  Item 2. Properties.......................................................................................           7
  Item 3. Legal Proceedings................................................................................           7
  Item 4. Submission of Matters to a Vote of Security Holders..............................................           7

                                                        Part II

  Item 5. Market for the Company's Common Equity and Related Shareholder Matters...........................           8
  Item 6. Selected Financial Data..........................................................................           8
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations............          10
  Item 8. Financial Statements and Supplementary Data......................................................          21
  Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure..............          48

                                                        Part III

  Item 10. Directors and Executive Officers of the Registrant..............................................          48
  Item 11. Executive Compensation..........................................................................          50
  Item 12. Security Ownership of Certain Beneficial Owners and Management..................................          55
  Item 13. Certain Relationships and Related Transactions..................................................          56

                                                        Part IV

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................          57

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K (THE "ANNUAL REPORT") CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND," "MAY," "WILL" AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO SCHOOL SPECIALTY, INC. ("SCHOOL SPECIALTY" OR THE "COMPANY") OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- FACTORS AFFECTING THE COMPANY'S BUSINESS." THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

ITEM 1. BUSINESS

COMPANY OVERVIEW

    The Company believes that it is the largest U.S. distributor focusing on non-textbook educational supplies and furniture for grades pre-kindergarten through 12 ("pre-K-12"). The Company provides a comprehensive offering of high quality educational supplies and furniture to school districts, school administrators and teachers through the broad distribution of its catalogs. School Specialty distributes general school supplies, including classroom and art supplies, instruction materials, furniture and equipment. The Company also distributes supplies and furniture for certain educational disciplines, including early childhood education under the Childcraft name, art supplies under the Sax Arts & Crafts name and library-related products under the Gresswell name. In order to broaden its geographic presence and product offering, the Company has acquired 17 companies since May 1996. For the fiscal year ended April 25, 1998, the Company's revenues aggregated $310.5 million and operating income aggregated $16.2 million, which represented compound annual increases of 35.8% and 122.8%, respectively, over revenues and operating income for the year ended December 31, 1994.

    With over 32,000 stock keeping units ("SKUs"), School Specialty offers customers one source for virtually all of their non-textbook school supply and furniture needs. School Specialty markets its products through an innovative two-pronged approach, targeting both administrators and teachers to cover the full spectrum of decision makers. The Company's "top down" approach, utilizing its 290 sales representatives and its School Specialty general supply and furniture catalog (the "School Specialty Catalog"), focuses on procurement officials at the state, regional and local levels, while its "bottom up" approach focuses on curriculum specialists and teachers. Sales to curriculum specialists and over 2.1 million teachers are made primarily through the 6.3 million general supply catalogs of Re-Print LLC ("Re-Print") and specialty catalogs that are mailed each year.

    The Company believes that annual sales of non-textbook educational supplies and equipment to the school supply market aggregate approximately $6.1 billion, with over $3.6 billion sold to institutions and $2.5 billion sold to consumers. The Company also believes there are over 3,400 distributors of school supplies, the majority of which are family- or employee-owned companies with revenues under $20 million that operate in a single region. The Company believes the demand for timely order fulfillment at competitive prices, combined with the need to invest in automated inventory and electronic ordering systems, is accelerating the trend toward consolidation in the industry. School Specialty also believes that it is well positioned to capitalize on this consolidation as the largest distributor in its industry with annual revenues which it believes exceed those of its next two largest competitors combined. Although the Company is the largest distributor in the industry, its share of the $6.1 billion school supply market is less than 6%, giving the Company substantial growth opportunities.

    The volume of school supplies is directly influenced by the size of the student population. Kindergarten through 12th grade ("K-12") student enrollment reached an all-time peak in 1996 with 51.5 million students and the U.S. Department of Education projects that student enrollment will continue to grow to

54.3 million by the year 2006. As a result of these trends, the U.S. Department of Education projects that expenditures in public elementary and secondary schools will continue to rise through the year 2007. These rising expenditures include a projected increase in total per pupil spending in current dollars from $5,961 per pupil in 1997 to $7,179 by the year 2001. The Company believes that as the largest U.S. distributor of non-textbook educational supplies it will be a major beneficiary of this growth in expenditures.

    School Specialty is a Delaware corporation formed in February 1998 to hold the Educational Supplies and Products Division of U.S. Office Products. School Specialty, Inc., a Wisconsin corporation ("Old School") formed in October 1959, was acquired by U.S. Office Products in May 1996. School Speciality's wholly-owned subsidiary, The Re-Print Corp., was acquired by U.S. Office Products in July 1996 and has been in operation since 1921. In connection with the Strategic Restructuring Plan (defined below), The Re-Print Corp. was reorganized as Re-Print LLC. The specialty product lines, Childcraft, Sax Arts & Crafts and Gresswell, were all acquired by U.S. Office Products in 1997, and have been in operation since 1946, 1945, and 1938, respectively. On June 9, 1998, U.S. Office Products distributed the shares of School Specialty to the stockholders of U.S. Office Products (the "School Specialty Distribution"). The School Specialty Distribution was part of a comprehensive restructuring plan adopted by the U.S. Office Products Board of Directors (the "Strategic Restructuring Plan") in which U.S. Office Products spun-off (the "Distributions") all of the shares of School Specialty and three other companies that operate in the print management, technology solutions and corporate travel services business (the "Spin Off Companies").

COMPANY GROWTH STRATEGY

    School Specialty's objective is to further enhance its position as the leading distributor of non-textbook educational supplies through the continued implementation of the following strategies:

    PURSUE ACQUISITIONS AGGRESSIVELY. The Company believes that there are extensive acquisition opportunities among the over 3,400 school distributors in the U.S. The Company intends to pursue two types of acquisitions: (i) general school supply and furniture companies in geographic markets in which the Company has a limited presence, and (ii) specialty companies focusing on disciplines such as physical education, science, technology and music. School Specialty believes it can improve the margins of acquired entities through its efficient integration process to achieve economies of scale. Although the Company is the largest distributor in the industry, its share of the $6.1 billion school supply market is less than 6%, giving the Company substantial growth opportunities.

    In furtherance of its acquisition strategy, School Specialty routinely reviews and conducts investigations of potential acquisitions of school supply businesses. When School Specialty believes a favorable opportunity exists, it enters into discussion with the owners of such businesses regarding the possibility of an acquisition by School Specialty.

    IMPROVE PROFITABILITY. School Specialty improved its operating margin from 1.5% in 1995 to 5.3% for the fiscal year ended April 25, 1998. School Specialty believes that there are substantial opportunities to further improve margins by
(i) increasing the efficiency of recent acquisitions, (ii) expanding purchasing power and (iii) improving warehousing and distribution.

    PENETRATE NEW MARKETS AND EXPAND CUSTOMER BASE IN EXISTING MARKETS. School Specialty believes that it can increase sales by adding sales representatives in geographic markets in which the Company does not have a significant presence. In addition, the Company believes that it can further increase sales by cross merchandising its specialty supplies to its general supplies customers. Lastly, the Company intends to increase international sales in English-speaking countries.

PRODUCT LINES

    SCHOOL SPECIALTY. The School Specialty Catalog offers a comprehensive selection of classroom supplies, instructional materials, educational games, art supplies, school forms (such as reports, planners and academic calendars), physical education equipment, audio-visual equipment, school furniture, and indoor and outdoor equipment and is targeted to administrative decision makers. School Specialty believes it is the largest school furniture resale source in the United States. School Specialty has been granted exclusive franchises for certain furniture lines in specific territories and School Specialty enjoys significant purchasing power in open furniture lines.

    The Company's specialty brands offer product lines for specific educational disciplines.

    RE-PRINT. Re-Print offers its customers substantially the same products as the School Specialty Catalog but focuses on reaching teachers and curriculum specialists directly through its mail-order catalogs.

    CHILDCRAFT. Childcraft distributes early childhood education products and materials. Childcraft also distributes over 1,000 proprietary or exclusive products manufactured by its Bird-in-Hand Woodworks subsidiary, including wood classroom furniture and equipment such as library shelving, cubbies, easels, desks and play vehicles.

    SAX ARTS & CRAFTS. Sax Arts & Crafts is a leading distributor of art supplies and art instruction materials, including paints, brushes, paper, ceramics, art metals and glass, leather and wood crafts. Sax Arts & Crafts offers customers a toll free "Art Savvy Hotline" staffed with 15 professional artists to respond to customer questions.

    GRESSWELL. Gresswell distributes library-related products in the U.K. including furniture, and media display and storage. Gresswell's dedicated sales and design team helps customers plan, design and install library projects using Computer Assisted Design equipment.

    EDUCATION ACCESS. Education Access is a catalog reseller of technology solutions for the K-12 education market. This new product line will offer curriculum software, productivity software, peripherals, networking products, and other related products. Education Access publishes a 110-page catalog twice a year and mails interim Technology Flash Updates to the K-12 market in the United States.

    School Specialty employs merchandising managers who continually review and update the product lines for each operating division. The merchandising managers convene customer focus groups and advisory panels to ascertain whether current offerings are well-received and to anticipate future demand. The merchandising managers also travel to product fairs and conventions seeking out new product lines. This annual review process results in an organic reshaping and expansion of the educational materials being offered by School Specialty.

OPERATIONS

    SALES AND MARKETING

    School Specialty believes it has developed a substantially different sales and marketing model from that of traditional school supply and school furnishings distribution companies in the United States. School Specialty's strategy is to use its position of owning two distribution platforms with which it can approach the school market. School Specialty's 290 sales representatives focus on "top down" selling (through districts, school purchasing authorities and schools), while School Specialty's Re-Print Division uses the "bottom up" approach through its direct mail catalog selling directly to teachers. To further strengthen its position in the market, School Specialty also owns premier specialty education brands (Childcraft, Sax Arts & Crafts, and Gresswell) that have the potential to enrich the general product offering through cross-merchandising.

    School Specialty has a broad customer base and no single customer accounted for more than 2% of sales during fiscal 1998. Schools typically purchase school supplies and furniture based on an established relationship with relatively few suppliers. School Specialty establishes and maintains its relationship with its customers by assigning accounts within a specific geographic territory to a local area sales representative. Additionally, each account is assigned its designated inside customer service representative.

    School Specialty's customer service representatives call on existing customers frequently to ascertain and fulfill their school supply needs. The representatives maintain contact with customers throughout the order cycle and assist in processing orders.

    School Specialty's primary compensation program for sales representatives is based on commissions as a percentage of gross profit on sales. For new and transitioning sales representatives, School Specialty offers salary and expense reimbursement until the representative is moved to a full commission compensation structure.

    School Specialty utilizes direct mail catalogs to reach its broader customer base. School Specialty distributes five major catalogs, one for each of its School Specialty general supply, Re-Print, Childcraft, Gresswell, and Sax Arts & Crafts lines. The catalog distribution calendar is generally the same across all product lines. A major catalog containing all product offerings is distributed toward the end of the calendar year so that it is available for school buyers at the beginning of the year. During the year, various catalog supplements are distributed to coincide with the peak school buying season in June through September and following the return of students to school in the fall.

    The approximate number of catalogs distributed for School Specialty, Re-Print, Childcraft, Gresswell and Sax Arts & Crafts for each of the past three calendar years and projected catalog distribution for 1998 is set out below. The figures set forth below include all books of over 32 pages sent out (or, with respect to 1998, expected to be sent out) during the calendar year but do not include catalogs that were distributed by discontinued operations.

                                                        1995        1996        1997        1998
                                                     ----------  ----------  ----------  ----------
                                                                                         (PROJECTED)
School Specialty Catalog...........................     115,000     296,750     450,750     600,000
Re-Print...........................................     998,000   1,175,000   2,275,000   3,400,000
Childcraft.........................................   1,583,000   1,308,000   1,360,000   1,728,000
Gresswell..........................................     100,000     180,000(1)    130,000    150,000
Sax Arts & Crafts..................................     750,000     823,000   1,043,500   1,064,000
                                                     ----------  ----------  ----------  ----------
    Total..........................................   3,546,000   3,782,750   5,259,250   6,942,000
                                                     ----------  ----------  ----------  ----------
                                                     ----------  ----------  ----------  ----------

------------------------

(1) Includes an extra catalog published against a competitive launch.

    Pricing for School Specialty's general and specialty product offerings varies by product and channel of distribution. The Company generally offers a negotiated discount from catalog prices for supplies and responds to quote and bid requests for furniture and equipment. In addition, local sales representatives work with the Company's corporate sales force and school supply buyers to achieve an acceptable pricing structure based upon the mix of products being procured.

    School Specialty distributes products through its distribution centers as well as placing customer orders directly with School Specialty's suppliers. Furniture is generally shipped directly from the manufacturer to the user, bypassing School Specialty's distribution centers.

    PURCHASING AND INVENTORY MANAGEMENT

    School Specialty manages its inventory by continually reviewing daily inventory levels compared to a running 90-day inventory for the previous year, adjusted for incoming orders. School Specialty constantly refines the focus of inventory products through its automated inventory management system to pursue the optimum level of scope and depth of product offered. Every item in each of the various distribution regions is forecasted on a daily basis to account for the anticipated demand curve, current order activity, and available stock as well as the expected lead time from the supplier. The forecast allows inventory purchases to respond quickly to the high seasonal demand while keeping off-season inventory to a minimum. The information systems for all of School Specialty's distribution centers are interconnected to allow transfer of inventory between facilities to fill regional demand. In addition, all orders can be redirected to the distribution center which is the primary stocking location for a product. School Specialty's inventory management results in inventory turnover that management believes is higher than industry turnover rates and reduces the level of discontinued, excess and obsolete inventory compared to businesses acquired by School Specialty.

    School Specialty believes its large size enhances its purchasing power with suppliers and results in lower product costs than most of the Company's competitors. Further, School Specialty believes it can leverage this purchasing power to acquired companies in the future to improve the operating margins for both general supply and specialty businesses. The Company also believes its purchasing power for general supplies should result in improved margins for its specialty businesses.

    Market surveys by Krebs and Company have shown that the primary determinants of customer satisfaction in the educational supply industry are the completeness and accuracy of shipments received and the timeliness of delivery. School Specialty continues to invest in sophisticated computer systems to automate the order taking, inventory allocation and management, and order shipment processes. As a result, School Specialty has been able to provide superior order fulfillment to its customers. In addition, School Specialty has developed OMS, which allows schools to customize their orders and enter them electronically with School Specialty and provides historical usage reports to schools useful for their budgeting process. During the academic year, School Specialty seeks to fill orders within twenty-four hours of receipt of the order at a 95.0% fill rate and a 99.5% order accuracy rate. During the summer months, School Specialty shifts to a production environment and schedules shipments to coincide with the start of the school year. During the summer months, School Specialty's objectives are to meet a 100% fill rate at a 99.5% order accuracy rate. In the aggregate, School Specialty's order fill rate for June, July and August 1997 exceeded 97.0%. The Company defines "fill rate" as the percentage of line items in a customer's order that are initially shipped to the customer in response to the order by the requested ship date.

    During the peak shipping season between June 1 and September 30, each of School Specialty's distribution centers contracts with local common carriers to deliver its product to schools and school warehouses. Re-Print and Sax Arts & Craft rely on carriers such as Roadway Package Service, United Parcel Service and the U.S. Postal Service for distribution to customers.

    INFORMATION SYSTEMS

    The Company believes that through the utilization of technology in areas such as (i) purchasing and inventory management, (ii) customer order fulfillment and (iii) database management, School Specialty is able to turn inventory more quickly than competitors, offer customers more convenient and cost effective product ordering methods and conduct more precisely targeted sales and marketing campaigns. School Specialty uses two principal information systems, one for its general distribution and another for its specialty market distribution. In general school supply distribution, School Specialty utilizes a specialized distribution software package used primarily by office products and paper distributors. The software offers a fully integrated process from sales order entry through customer invoicing, and inventory requirements planning through accounts payable. School Specialty's system provides information through daily automatic posting to the general ledger and integrated inventory control. School Specialty has made numerous enhancements to this process that allow greater flexibility in addressing seasonal requirements of the industry and meeting specific customer needs.

    The specialty divisions are moving towards a common mail order system provided by Smith-Gardner & Associates. The Mail-order and Catalog System ("MACS") meets the unique needs of the direct marketing approach with extensive list management and tracking of multiple marketing efforts. The system provides complete and integrated order processing, inventory control, warehouse management, and financial applications.

    Although School Specialty has two principal information systems, these systems integrate general ledger, purchasing and inventory management functions. The software and hardware allow for continued incremental growth as well as the opportunity to integrate new client-server and other technologies into the information systems. Currently, all acquired School Specialty general distribution companies (except one acquired in December 1997) are on the same computer system. The specialty businesses and Re-Print operate on different systems but intend to implement the common MACS system. School Specialty intends to continue to use two principal information systems in its business.

    YEAR 2000 COMPLIANCE

    School Specialty's current information systems as well as those being considered for acquisition by School Specialty's mail order and specialty distribution divisions, currently meet information standards for Year 2000 compliance. School Specialty does not expect that it will incur any material costs and expenses to meet information standards for Year 2000 compliance. See " Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Business."

COMPETITION

    School Specialty operates in a highly competitive environment. The Company's principal competitors are other national and regional school supply distribution companies. School Specialty is also faced with increasing competition from non-traditional alternate channel competitors, such as office products contract stationers and superstores. Among traditional school supply distributors, School Specialty believes that there are only two other companies with sales in excess of $130 million: Beckley-Cardy and the J.L. Hammett Co. School Specialty believes that it competes favorably with these companies on the basis of service and price.

    The market is highly competitive on a regional basis, but School Specialty believes its heaviest competition is coming from alternate channel competitors such as office product contract stationers and superstores. Their primary advantages over School Specialty are size, location, greater financial resources and buying power. Their primary disadvantage is that their product mix covers only 15% to 20% of the school's needs (measured by volume). In addition, the Company's competitors do not offer special order fulfillment software, which School Specialty believes is increasingly important to adequately service school needs. School Specialty believes it competes favorably with these companies on the basis of service and product offering.

EMPLOYEES

    As of April 25, 1998, School Specialty had 1,220 full-time employees, 272 of whom were employed primarily in management and administration, 416 in regional warehouse and distribution operations, and 532 in marketing, sales, order processing, and customer service. To meet the seasonal demands of its customers, School Specialty employs many seasonal employees during the late spring and summer seasons. Historically, School Specialty has been able to meet its requirements for seasonal employment. As of April 25, 1998, approximately 43 of School Specialty's employees were members of the Teamsters Labor

Union at Sax Arts & Crafts' New Berlin, Wisconsin facility. School Specialty considers its relations with its employees to be very good.

ITEM 2. PROPERTIES

    School Specialty's corporate headquarters are located at 1000 North Bluemound Drive, Appleton, Wisconsin, a combined office and warehouse facility of approximately 120,000 square feet. School Specialty's lease on the Appleton headquarters expires on December 31, 2001. School Specialty leases or owns the following distribution facilities.

                                                                    APPROXIMATE
                                                                       SQUARE      OWNED/            LEASE
LOCATIONS                                                             FOOTAGE      LEASED          EXPIRATION
------------------------------------------------------------------  ------------  ---------  ----------------------
Agawam, Massachusetts.............................................      163,300   Owned                --
Bethlehem, Pennsylvania...........................................       25,600   Leased     February 28, 1999
Birmingham, Alabama...............................................      180,365   Leased     November 20, 2006
Bowling Green, Kentucky...........................................       42,000   Leased     June 30, 2001
Cary, Illinois....................................................       75,767   Owned                --
Enfield, London, England..........................................        8,000   Owned                --
Fresno, California................................................       18,480   Leased     December 31, 2001
Hoddesdon, London, England........................................       10,000   Leased     September 1999
Hoddesdon, London, England........................................       10,000   Leased     September 2015
Lancaster, Pennsylvania...........................................       75,434   Leased     December 31, 2002
Lancaster, Pennsylvania...........................................      165,750   Leased     February 28, 1999
Mt. Laurel, New Jersey............................................       48,000   Leased     May 31, 2001
New Berlin, Wisconsin.............................................       97,500   Leased     March 31, 2002
Oklahoma City, Oklahoma...........................................       37,340   Leased     July 16, 2001
Pollocksville, North Carolina.....................................       84,071   Owned                --
Portland, Oregon..................................................       30,456   Leased     May 31, 2001
Salina, Kansas....................................................      123,000   Owned                --

    The Lancaster, Pennsylvania facility is used for manufacturing and the Salina, Kansas facility is used for production of school forms. In addition, School Specialty has ten sales offices throughout the United States.

    School Specialty believes that its properties are adequate to support its operations for the foreseeable future. School Specialty reviews on a regular basis the consolidation of its facilities.

ITEM 3. LEGAL PROCEEDINGS

    The Company is, from time to time, a party to legal proceedings arising in the normal course of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to the Company's stockholders for consideration during the quarter ended April 25, 1998.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    (a) The Company's common stock (the "Common Stock") has traded on the Nasdaq National Market since June 10, 1998 under the symbol "SCHS." There was no market for the Company's Common Stock prior to that date.

    The number of record holders of the Company's Common Stock as of July 17, 1998 was 3,940. The Company believes that a substantially larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

    The Company has not declared or paid any cash dividends on the Company's Common Stock to date and does not anticipate paying any cash dividends on its shares of Common Stock in the foreseeable future because it intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant. Further, the Company's credit facility restricts the Company's ability to pay dividends to the extent that there is a default under the credit facility.

    (b) On June 9, 1998, the Company's registration statement (the "Registration Statement") on Form S-1 filed pursuant to the Securities Act of 1933, as amended (file number 333-47509) was declared effective by the Commission. The Registration Statement related to an offering (the "Offering") of 2,125,000 shares of the Common Stock, par value $.001 of the Company at an aggregate offering price of $32,937,500. Additionally, School Specialty registered 318,750 shares to cover over-allotments. On June 10, 1998, School Specialty sold 2,125,000 shares of Common Stock. The underwriters for the Offering were Goldman, Sachs & Co., NationsBanc Montgomery Securities LLC, Salomon Smith Barney and Piper Jaffray, Inc. In addition, the Company sold 250,00 shares directly to Daniel P. Spalding, the Chariman of the Board and its Chief Executive Officer, David J. Vander Zanden, its President and Chief Operating Officer, and Donald Ray Pate, Jr., its Executive Vice President for Re-Print. The shares were sold at a price of $14.415 for aggregate consideration of $3,603,750. The sale of these shares was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

    The total proceeds to the Company of the Offering, net of underwriting discounts and commissions of $2,305,625, were $30,631,875. In addition, the Company incurred approximately $1,500,000 of expenses in connection with the Offering, consisting primarily of the costs of registering the Offering under the Securities Act of 1993, as amended, and with the National Association of Securities Dealers, Inc., printing fees and professional expenses. The net proceeds to the Company of the Offering were approximately $29,131,875. None of such payments were made to directors or officers of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company. None of the proceeds were received prior to April 25, 1998. The net proceeds were used to reduce indebtedness outstanding under the Company's credit facility. The debt under the credit facility had been incurred to pay debt of U.S. Office Products allocated to the Company in connection with the Distributions. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

    The Selected Financial Data provided herein should be read in conjunction with the historical financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operation," all of which appear elsewhere in this Annual Report.

    The historical Selected Financial Data for the fiscal years ended April 25, 1998 and April 26, 1997, the four months ended April 30, 1996, and the years ended December 31, 1995 and 1994 have been derived from School Specialty's consolidated financial statements that have been audited. The historical Selected Financial Data for the fiscal years ended April 25, 1998 and April 26, 1997, the four months ended April 30, 1996, and the year ended December 31, 1995 are included elsewhere in the Annual Report. The historical Selected Financial Data for the year ended December 31, 1993 have been derived from unaudited consolidated financial statements which are not included elsewhere in this Annual Report. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the periods presented. The historical financial information of Old School and Re-Print has been combined on a historical cost basis in accordance with generally accepted accounting principles ("GAAP") to present this financial data as if the Pooled Companies had always been members of the same operating group. The financial information of the Purchased Companies is included from the dates of their respective acquisitions.

                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                          FOUR MONTHS   YEAR ENDED
                                                                                   FISCAL YEAR ENDED         ENDED       DECEMBER
                                                                                 ----------------------  -------------     31,
                                                                                 APRIL 25,   APRIL 26,     APRIL 30,    ----------
                                                                                    1998        1997         1996          1995
                                                                                 ----------  ----------  -------------  ----------
STATEMENT OF INCOME DATA:
Revenues.......................................................................  $  310,455  $  191,746   $    28,616   $  150,482
Cost of revenues...............................................................     219,313     136,577        20,201      105,757
                                                                                 ----------  ----------  -------------  ----------
  Gross profit.................................................................      91,142      55,169         8,415       44,725
Selling, general, and administrative expenses..................................      71,403      43,462        10,307       39,869
Non-recurring acquisition costs................................................                   1,792         1,122
Restructuring costs............................................................       2,491         194                      2,532
Strategic restructuring costs..................................................       1,000
                                                                                 ----------  ----------  -------------  ----------
  Operating income.............................................................      16,248       9,721        (3,014)       2,324
Interest expense...............................................................       5,505       4,197         1,461        5,536
Interest income................................................................        (132)                       (6)
Other (income) expense.........................................................         156        (196)           67          (18)
                                                                                 ----------  ----------  -------------  ----------
Income (loss) before provision for income taxes................................      10,719       5,720        (4,536)      (3,194)
Provision for (benefit from) income taxes (1)..................................       5,480      (2,412)          139          173
                                                                                 ----------  ----------  -------------  ----------
Net income (loss)..............................................................  $    5,239  $    8,132   $    (4,675)  $   (3,367)
                                                                                 ----------  ----------  -------------  ----------
                                                                                 ----------  ----------  -------------  ----------
Net income (loss) per share:
  Basic........................................................................  $     0.40  $     0.81   $     (0.54)  $    (0.51)
  Diluted......................................................................  $     0.39  $     0.80   $     (0.53)  $    (0.50)
Weighted average shares outstanding:
  Basic........................................................................      13,284      10,003         8,611        6,562
  Diluted......................................................................      13,547      10,196         8,789        6,669


                                                                                    1994       1993
                                                                                 ----------  ---------
STATEMENT OF INCOME DATA:
Revenues.......................................................................  $  119,510  $  76,926
Cost of revenues...............................................................      87,750     56,280
                                                                                 ----------  ---------
  Gross profit.................................................................      31,760     20,646
Selling, general, and administrative expenses..................................      27,281     18,294
Non-recurring acquisition costs................................................
Restructuring costs............................................................
Strategic restructuring costs..................................................
                                                                                 ----------  ---------
  Operating income.............................................................       4,479      2,352
Interest expense...............................................................       3,007      1,845
Interest income................................................................
Other (income) expense.........................................................         (86)       228
                                                                                 ----------  ---------
Income (loss) before provision for income taxes................................       1,558        279
Provision for (benefit from) income taxes (1)..................................         218        199
                                                                                 ----------  ---------
Net income (loss)..............................................................  $    1,340  $      80
                                                                                 ----------  ---------
                                                                                 ----------  ---------
Net income (loss) per share:
  Basic........................................................................  $     0.26  $    0.02
  Diluted......................................................................  $     0.26  $    0.02
Weighted average shares outstanding:
  Basic........................................................................       5,062      4,918
  Diluted......................................................................       5,078      4,918

                                                                                                                         DECEMBER
                                                                                                                           31,
                                                                                 APRIL 25,   APRIL 26,     APRIL 30,    ----------
                                                                                    1998        1997         1996          1995
                                                                                 ----------  ----------  -------------  ----------
BALANCE SHEET DATA:
Working capital (deficit)......................................................  $   47,791  $   14,491   $    (3,663)  $   (1,052)
Total assets...................................................................     223,729      87,685        54,573       54,040
Long-term debt, less current portion...........................................         315         566        15,031       15,294
Long-term payable to U.S. Office Products......................................      62,699      33,266
Stockholders' (deficit) equity.................................................     106,466      16,329        (4,267)        (620)


                                                                                    1994       1993
                                                                                 ----------  ---------
BALANCE SHEET DATA:
Working capital (deficit)......................................................  $    3,512  $   1,140
Total assets...................................................................      44,267     23,190
Long-term debt, less current portion...........................................      11,675      7,175
Long-term payable to U.S. Office Products......................................
Stockholders' (deficit) equity.................................................       1,827        545

------------------------

(1) Results for the fiscal year ended April 26, 1997 include benefit from income taxes of $2.4 million primarily arising from the reversal of a $5.3 million valuation allowance in the quarter ended April 26,

    1997. The valuation allowance had been established in 1995 to offset the tax benefit from net operating loss carryforwards included in the Company's deferred tax assets, because at the time it was not likely that such tax benefit would be realized. The valuation allowance was reversed subsequent to the Company's being acquired by U.S. Office Products, because it was deemed "more likely than not," based on improved results, that such tax benefit would be realized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the financial condition and results of operation of the company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this annual report.

OVERVIEW

    School Specialty is the largest U.S. distributor focusing on non-textbook educational supplies and furniture for grades pre-K-12. The Company provides a comprehensive offering of high quality educational supplies and furniture to school districts, school administrators and teachers through the broad distribution of its catalogs. Specialty brands, which target specific curriculum disciplines, include Childcraft, which sells to the early childhood market; Sax Arts & Crafts, which distributes a broad line of art supplies and materials; and Gresswell, which distributes library-related products in the United Kingdom.

    Revenues have increased from $65.0 million in the fiscal year ended December 31, 1992 to $310.5 million for the fiscal year ended April 25, 1998. This increase resulted primarily from 16 acquisitions, 14 of which occurred during fiscal 1997 and 1998, as well as internally generated growth.

    School Specialty's gross profit margins have improved by achieving increased buying power and by acquiring specialty companies which usually have higher gross margins than the Company's general products divisions. The Company expects gross profit margins to be further enhanced by acquiring additional specialty companies and continuing to improve its purchasing power.

    School Specialty's operating margin has improved significantly over the last several years. This improvement reflects the Company's acquisition of specialty companies which have higher operating margins than the Company's general products divisions. In addition, operating margins have increased as the Company has reduced selling, general and administrative expenses of acquired companies by eliminating redundant administrative functions. Currently, nine of the ten general school supply companies acquired since May 1996 have been integrated.

    The benefit from income taxes in Fiscal 1997 of $2.4 million reflects the reversal of a $5.3 million deferred tax valuation allowance in the fourth quarter. The Company believes an effective income tax rate of 46.0% is more representative of future effective income tax rates.

    School Specialty's business and working capital needs are highly seasonal with peak sales levels occurring from May through October. During this period, the Company receives, ships and bills the majority of its orders so that schools and teachers receive their merchandise by the start of each school year. School Specialty's inventory levels increase in April through July in anticipation of the peak selling season. The majority of cash receipts are collected from September through December.

    In the past, the Company has recorded restructuring costs associated with consolidation of warehouse facilities. These costs typically include: costs to exit the facility, such as rent under remaining lease terms, occupancy, relocation costs and facility restoration; employee costs, such as severance; and asset impairment costs. The Company expects to incur such costs in the future as it continues to integrate acquired companies. Based on the additional time and resources expected to be involved in the development, review and approval of any such restructuring plans, the Company cannot presently predict the timing or overall magnitude of such a charge.

    In the first quarter of fiscal 1999, the Company will record a compensation charge of approximately $1.1 million, representing (i) non-cash compensation related to certain employees of School Specialty who tendered in the U.S. Office Products equity self-tender offer options that were previously granted by U.S. Office Products and (ii) the difference between the amount which Messrs. Spalding, Vander Zanden and Pate paid for the 250,000 shares of Common Stock purchased directly from the Company in connection with the Company's initial public offering and the amount which they would have paid for such shares if the purchase price per share had been the initial public offering price of the shares offered in the offering. The charge related to the equity self-tender was incurred solely as a result of the tender of options into the equity self-tender and was incurred prior to the School Specialty Distribution.

    School Speciality is a Delaware corporation formed in February 1998 to hold the Educational Supplies and Products Division of U.S. Office Products, which acquired School Specialty, Inc., a Wisconsin corporation ("Old School"), in May 1996 and Re-Print in July 1996. The Company's consolidated financial statements give retroactive effect to these two business combinations under the pooling-of-interests method (Old School and Re-Print are referred to as the "Pooled Companies") and include the results of companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition. Prior to their respective dates of acquisition by U.S. Office Products, the Pooled Companies reported results on years ending on December 31. Upon acquisition by U.S. Office Products and effective for the fiscal year ended April 26, 1997 ("fiscal 1997"), the Pooled Companies changed their year-ends from December 31 to conform to U.S. Office Products' fiscal year, which ends on the last Saturday in April.

    The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto.

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues on a historical basis for fiscal 1997 and 1998 and the year ended December 31, 1995.

                                                                    FISCAL YEAR  FISCAL YEAR   FOR THE YEAR
                                                                       ENDED        ENDED          ENDED
                                                                       APRIL        APRIL        DECEMBER
                                                                     25, 1998     26, 1997       31, 1995
                                                                    -----------  -----------  ---------------
Revenues..........................................................       100.0%       100.0%         100.0%
Cost of revenues..................................................        70.6         71.2           70.3
                                                                         -----        -----          -----
Gross profit......................................................        29.4         28.8           29.7
Selling, general and administrative expenses......................        23.0         22.7           26.5
Non-recurring acquisition costs...................................                      0.9
Restructuring costs...............................................         1.1          0.1            1.7
                                                                         -----        -----          -----
Operating income..................................................         5.3          5.1            1.5
Interest expense, net.............................................         1.8          2.2            3.7
Other (income) expense............................................         0.1         (0.1)
                                                                         -----        -----          -----
Income (loss) before provision for income taxes...................         3.4          3.0           (2.2)
Provision for (benefit from) income taxes.........................         1.8         (1.3)           0.1
                                                                         -----        -----          -----
Net income (loss).................................................         1.6%         4.3%          (2.3)%
                                                                         -----        -----          -----
                                                                         -----        -----          -----

CONSOLIDATED HISTORICAL RESULTS OF OPERATIONS

    YEAR ENDED APRIL 25, 1998 COMPARED TO YEAR ENDED APRIL 26, 1997

    Consolidated revenues increased 61.9%, from $191.7 million in fiscal 1997, to $310.5 million in fiscal 1998. This increase was primarily due to the inclusion of revenues from the eight companies acquired in business combinations accounted for under the purchase method during fiscal 1998 (the "Fiscal 1998 Purchased Companies") from their respective dates of acquisition and revenues from the six companies acquired during fiscal 1997 in business combinations accounted for under the purchase method (the "Fiscal 1997 Purchased Companies" and together with the Fiscal 1998 Purchased Companies, the "Purchased Companies") for the entire period. Revenues also increased due to sales to new accounts, increased sales to existing customers and higher pricing on certain products in response to increased product costs. Product cost is the most significant element in cost of revenues. Inbound freight, occupancy and delivery charges are also included in cost of revenues.

    Gross profit increased 65.2%, from $55.2 million, or 28.8% of revenues, for fiscal 1997 to $91.1 million, or 29.4% of revenues, for fiscal 1998. The increase in gross profit as a percentage of revenues was due primarily to an increase in revenues from higher margin products, primarily as a result of the purchase acquisitions of three companies selling higher margin specialty product lines during fiscal 1998, and as a result of improved purchasing power and rebate programs negotiated with vendors. These factors were partly offset by an increase in the cost of revenues as a result of the increased freight costs caused by the UPS strike in the summer of 1997 and an increase in the portion of revenues represented by lower margin bid revenues.

    Selling, general and administrative expenses include selling expenses (the most significant component of which is sales wages and commissions), catalog costs, general administrative overhead (which includes information systems and customer service), and accounting, legal, human resources and purchasing expenses. Selling, general and administrative expenses increased 64.3%, from $43.5 million, or 22.7% of revenues, for fiscal 1997 to $71.4 million, or 23.0% of revenues, for fiscal 1998. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the purchase acquisition of three specialty companies during fiscal 1998, which typically have higher operating expenses as a percentage of revenue, partially offset by the efficiencies generated from the elimination of certain redundant administrative functions, including purchasing, accounting, finance and information systems, of the Fiscal 1997 Purchased Companies and the consolidation of two warehouses into one regional facility in the Northeastern U.S during the third quarter of fiscal 1997. School Specialty has established a 24-month integration process in which a transition team is assigned to (i) sell or discontinue incompatible business units, (ii) reduce the number of SKUs,
(iii) eliminate redundant administrative functions, (iv) integrate the acquired entity's MIS system, and (v) improve buying power. However, the length of time it takes the Company to fully implement its strategy for assimilating an acquired company can vary depending on the nature of the company acquired and the season in which it is acquired.

    The Company has historically utilized grants of employee stock options as a method of incentivizing employees by increasing their ownership interests in the Company, which also has the effect of more closely aligning their interests with the interests of stockholders of the Company. As a result, if the Company had recorded compensation expense based upon the fair market value of the stock options on the dates of grant under the methodology prescribed by SFAS 123, the Company's net income for the fiscal year ended April 25, 1998 would have been reduced by approximately $0.8 million or 15.3%.

    The Company recorded in the fourth quarter of fiscal 1998 approximately $2.5 million of one-time non-recurring costs, primarily consisting of a write-down of deferred catalog costs, employee severance and asset impairment costs, and $1.0 million of the transaction costs allocated to the Company under the Distribution Agreement. The Company incurred non-recurring acquisition costs of $1.8 million in fiscal 1997, in conjunction with the acquisition of the Pooled Companies. These non-recurring acquisition costs included accounting, legal, investment-banking fees, real estate and environmental assessments and appraisals and various regulatory fees. Generally accepted accounting principles ("GAAP") require the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method of accounting. In accordance with GAAP, the Company will be unable to utilize the pooling-of-interests method to account for acquisitions for a period of two years following the completion of U.S. Office Products' Strategic Restructuring Plan. During this period, the Company will not reflect any non-recurring acquisition costs in its results of operations, as all costs incurred of this nature would be related to acquisitions accounted for under the purchase method and would, therefore, be capitalized as a portion of the purchase consideration. See "Factors Affecting the Company's Business--Risks Related to Inability to Use Pooling-of-Interests Method to Account for Future Acquisitions".

    Since U.S. Office Products' acquisition of the Pooled Companies, interest has been allocated to the Company based upon the Company's average outstanding payable balance with U.S. Office Products at U.S. Office Products' weighted average interest rate during such period. Interest expense, net of interest income, increased 28.0%, from $4.2 million for fiscal 1997 to $5.4 million for fiscal 1998. The increase was due primarily to higher amounts payable to U.S. Office Products incurred as a result of the acquisition of the eight companies acquired in fiscal 1998.

    Provision for income taxes increased from a tax benefit of $2.4 million for fiscal 1997 to $5.5 million for fiscal 1998. The high effective income tax rate of 51.1% for fiscal 1998, compared to the federal statutory rate of 35.0%, was primarily due to state income taxes, non-deductible goodwill amortization and USOP share distribution costs. In 1995, the Company recorded a valuation allowance of $5.3 million on a deferred tax asset resulting from the net operating loss carryforwards created during 1995. The valuation allowance had been established by one of the Pooled Companies prior to its acquisition by U.S. Office Products to offset the tax benefit from such loss carryforwards, because at the time it was not likely that such tax benefit would be realized. The benefit from income taxes in Fiscal 1997 of $2.4 million arose primarily from the reversal of the $5.3 million deferred tax asset valuation allowance in the fourth quarter. The valuation allowance was reversed subsequent to the Company's being acquired by U.S. Office Products, because it was deemed "more likely than not", based on improved results, that the tax benefit from such operating loss carryforwards would be realized.

    YEAR ENDED APRIL 26, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Consolidated revenues increased 27.4%, from $150.5 million in 1995, to $191.7 million in fiscal 1997. This increase was primarily due to the inclusion, for fiscal 1997, of revenues from the Fiscal 1997 Purchased Companies from their respective dates of acquisition, sales to new accounts, increased sales to existing customers and higher pricing on certain products in response to increased product costs.

    Gross profit increased 23.4%, from $44.7 million, or 29.7% of revenues, in 1995 to $55.2 million, or 28.8% of revenues, in fiscal 1997. The decrease in gross profit as a percentage of revenues was due primarily to a shift in revenue mix, resulting from the acquisition of the Fiscal 1997 Purchased Companies, which traditionally had lower gross profits as a percentage of revenues. This decrease was partially offset by improved purchasing and rebate programs negotiated with vendors and the Company's ability to take advantage of term discounts due to improved cash flows.

    Selling, general and administrative expenses increased 9.0%, from $39.9 million, or 26.5% of revenues, in 1995 to $43.5 million, or 22.7% of revenues, in fiscal 1997. The decrease in selling, general and administrative expenses as a percentage of revenues was due primarily to the consolidation of two warehouses into one regional facility in the Northeastern U.S. during third quarter of fiscal 1997, the elimination of certain redundant administrative functions of a company acquired during 1995 in a business combination accounted for under the purchase method (the "1995 Purchased Company") and reduced executive compensation expense at one of the Pooled Companies after being acquired by U.S. Office Products in July 1996.

    The Company has historically utilized grants of employee stock options as a method of incentivizing employees by increasing their ownership interests in the Company, which also has the effect of more closely aligning their interests with the interests of stockholders of the Company. As a result, if the Company had recorded compensation expense based upon the fair market value of the stock options on the dates of grant under the methodology prescribed by SFAS 123, the Company's net income for the fiscal year ended April 26, 1997 would have been reduced by approximately $0.7 million or 9.2%.

    The Company incurred non-recurring acquisition costs of $1.8 million in fiscal 1997, in conjunction with business combinations accounted for under the pooling-of-interests method. These non-recurring acquisition costs included accounting, legal, investment-banking fees, real estate and environmental assessments and appraisals and various regulatory fees.

    The Company incurred restructuring costs of $2.5 million and $194,000 during 1995 and fiscal 1997, respectively. These costs represent the external costs and liabilities to close redundant Company facilities, severance costs related to the Company's employees and other costs associated with the Company's restructuring plans. The Company expects to incur similar costs in the future as the Company continues to review its operations, with the intention of continuing to eliminate redundant facilities.

    Interest expense, net of interest income, decreased 24.2%, from $5.5 million in 1995 to $4.2 million in fiscal 1997. The decrease was due primarily to the repayment of substantially all of the Company's debt in conjunction with the acquisition of the Pooled Companies by U.S. Office Products and lower interest rates being charged on the Company's short-term and long-term debt with U.S. Office Products.

    Provision for income taxes decreased from a tax expense of $173,000 in 1995 to a tax benefit of $2.4 million in fiscal 1997. The Company incurred a tax expense in 1995, notwithstanding the fact that it reported a pre-tax loss, because one of the Pooled Companies' earnings were not offset by the other Pooled Companies' loss. In 1995, the Company recorded a full valuation allowance of $5.3 million on the deferred tax asset resulting from the net operating loss carryforwards created during 1995. The valuation allowance had been established by one of the Pooled Companies prior to its acquisition by U.S. Office Products to offset the tax benefit from such loss carryforwards, because at the time it was not likely that such tax benefit would be realized. The benefit from income taxes in Fiscal 1997 of $2.4 million arose primarily from the reversal of the $5.3 million deferred tax asset valuation allowance in the fourth quarter. The valuation allowance was reversed subsequent to the Company's being acquired by U.S. Office Products, because it was deemed "more likely than not", based on improved results, that the tax benefit from such operating loss carryforwards would be realized.

LIQUIDITY AND CAPITAL RESOURCES

    Subsequent to the acquisition by U.S. Office Products of the Pooled Companies and prior to the School Specialty Distribution, U.S. Office Products funded the cash portions of School Specialty's acquisitions, paid the acquisition costs, repaid outstanding debt of acquired companies, allocated a portion of U.S. Office Products' corporate expenses to School Specialty and made daily advances or sweeps of cash to keep School Specialty's cash balance at or near zero on a daily basis. The net amount of such transactions was recorded as a payable from School Specialty to U.S. Office Products.

    At April 25, 1998, the Company had working capital of $47.8 million. The Company's capitalization, defined as the sum of long-term debt, long-term payable to U.S. Office Products and stockholders' equity, at April 25, 1998 was $169.5 million.

    During fiscal 1998, net cash provided by operating activities was $3.7 million. Net cash used in investing activities was $99.7 million, including $95.7 million for acquisitions and $4.0 million for additions to property and equipment. Net cash provided by financing activities was $96 million, including $95.7 million provided by U.S. Office Products to fund the cash portion of the purchase price and the repayment of debt assumed with the acquisition of the fiscal 1998 Purchased Companies, $81.3 million of which was considered a contribution of capital by U.S. Office Products, partially offset by $8.4 million used to repay indebtedness.

    During fiscal 1997, net cash provided by operating activities was $918,000. Net cash used in investing activities was $16.7 million, including $7.7 million for acquisitions, $7.2 million for additions to property and equipment and $1.8 million to pay non-recurring acquisition costs. Net cash provided by financing activities was $15.8 million, including $59.9 million provided by U.S. Office Products to fund the cash portion of the purchase price and the repayment of debt associated with the fiscal 1997 Purchased Companies and the payment of debt of the Pooled Companies, partially offset by $46.9 million used for the net repayment of indebtedness, primarily at the fiscal 1997 Purchased Companies.

    During 1995, net cash provided by operating activities was $4.8 million. Net cash used in investing activities was $6.0 million, including $5.4 million for acquisitions and $881,000 for additions to property and equipment. Net cash provided by financing activities was $1.2 million, including net proceeds from the issuance of debt of $2.4 million and $500,000 received from the issuance of common stock, partially offset by payments of indebtedness of $1.5 million.

    On June 9, 1998, the Company closed on a five year $250 million revolving credit facility (the "Credit Facility") from NationsBank, N.A. Interest on borrowings under the Credit Facility will accrue at a rate of, at the Company's option, either LIBOR plus 1.00% or the lender's base rate, for up to the first 6 months under the agreement. Thereafter, interest will accrue at a rate of (i) LIBOR plus a range of .625% to 1.625%, or (ii) the lender's base rate plus a range of 0% to .250% (depending on the Company's leverage ratio of funded debt to EBITDA). Indebtedness is secured by substantially all of the assets of the Company. The Credit Facility is subject to terms and conditions typical of facilities of such size and includes certain financial covenants. The Company made borrowings of $83.3 million under the Credit Facility to repay the U.S. Office Products debt which it was obligated under the Distribution Agreement to repay. On June 15, 1998, School Specialty used net proceeds of approximately $32.7 million from the Offering and the sale of 250,000 shares of Common Stock to Messrs. Spalding, Vander Zanden and Pate to repay a portion of the $83.3 million borrowed under the Credit Facility. After such repayment, the Company had approximately $50 million borrowed under the Credit Facility, with the remaining $200 million available under the Credit Facility (subject to compliance with the financial covenants), for general corporate purposes, including working capital, and for acquisitions.

    The Company's anticipated capital expenditures budget for the next twelve months is approximately $3.0 million. The largest items include operational and financial reporting software, computer hardware and warehouse equipment.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

    The Company's business is subject to seasonal influences. The Company's historical revenues and profitability have been dramatically higher in the first two quarters of its fiscal year (May-October) primarily due to increased shipments to customers coinciding with the start of each school year.

    Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold and general economic conditions. Moreover, the operating margins of companies acquired by the Company may differ substantially from those of the Company, which could contribute to the further fluctuation in its quarterly operating results. Therefore, results for any quarter are not indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

    The following table sets forth certain unaudited consolidated quarterly financial data for fiscal 1997 and 1998 (in thousands). The information has been derived from unaudited consolidated financial statements that in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such quarterly information. This quarterly information is not comparative because of the high degree of seasonability in School Specialty's business. Revenues and profitability are significantly higher in the months of May through October, with the most significant portion of revenue and profit occurring in the months of July through September. On a fiscal year basis (years ending in April), this six-month (May through October) period falls in the first and second quarters of the fiscal year. On a calendar year basis, the most profitable three months (July through September) fall in the third quarter.

                                                                         YEAR ENDED APRIL 25, 1998
                                                          -------------------------------------------------------
                                                            FIRST      SECOND      THIRD     FOURTH      TOTAL
                                                          ---------  ----------  ---------  ---------  ----------
Revenues................................................  $  87,029  $  111,460  $  49,391  $  62,575  $  310,455
Gross profit............................................     26,090      33,619     11,670     19,763      91,142
Operating income (loss).................................     11,872      12,155     (4,048)    (3,731)     16,248
Net income (loss).......................................      5,804       5,965     (2,934)    (3,596)      5,239

Per share amounts:
  Basic.................................................       0.49        0.49      (0.20)     (0.24)       0.40
  Diluted...............................................       0.48        0.47      (0.20)     (0.24)       0.39

                                                                          YEAR ENDED APRIL 26, 1997
                                                            ------------------------------------------------------
                                                              FIRST     SECOND      THIRD     FOURTH      TOTAL
                                                            ---------  ---------  ---------  ---------  ----------
Revenues..................................................  $  58,991  $  71,682  $  29,304  $  31,769  $  191,746
Gross profit..............................................     18,110     19,823      7,664      9,572      55,169
Operating income (loss)...................................      5,197      6,732     (1,520)      (688)      9,721
Net income (loss).........................................      1,981      2,692     (1,067)     4,526(1)      8,132

Per share amounts:
  Basic...................................................       0.21       0.28      (0.11)      0.40        0.81
  Diluted.................................................       0.21       0.27      (0.11)      0.39        0.80

------------------------

(1) For the year ended April 26, 1997, fourth quarter net income was increased by $5.3 million due to the reversal of a deferred tax asset valuation allowance. See Note 1 to "Selected Financial Data."

INFLATION

    The Company does not believe that inflation has had a material impact on its results of operations during the fiscal years ended April 25, 1998 and April 26, 1997 or the year ended December 31, 1995.

NEW ACCOUNTING PRONOUNCEMENTS

    REPORTING COMPREHENSIVE INCOME. In June 1997, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company intends to adopt SFAS No. 130 in fiscal 1999.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt SFAS No. 131 in fiscal 1999. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

FACTORS AFFECTING THE COMPANY'S BUSINESS

    POTENTIAL LIABILITY FOR TAXES RELATED TO THE DISTRIBUTIONS. In connection with the School Specialty Distribution, U.S. Office Products entered into a tax allocation agreement with School Specialty and the other Spin-Off Companies (the "Tax Allocation Agreement") which provides that the Spin-Off Companies will jointly and severally indemnify U.S. Office Products for any losses associated with taxes related to the Distributions ("Distribution Taxes") if an action or omission (an "Adverse Tax Act") of any of the Spin-Off Companies materially contributes to a final determination that any or all of the Distributions are taxable. School Specialty also entered into a tax indemnification agreement with the other Spin-Off Companies (the "Tax Indemnification Agreement") under which the Spin-Off Company that is responsible for the Adverse Tax Act will indemnify the other Spin-Off Companies for any liability to indemnify U.S. Office Products under the Tax Allocation Agreement. As a consequence, School Specialty will be liable for any Distribution Taxes resulting from any Adverse Tax Act by School Specialty and liable (subject to indemnification by the other Spin-Off Companies) for any Distribution Taxes resulting from an Adverse Tax Act by the other Spin-Off Companies. If there is a final determination that any or all of the Distributions are taxable and it is determined that there has not been an Adverse Tax Act by either U.S. Office Products or any of the Spin-Off Companies, U.S. Office Products and each of the Spin-Off Companies will be liable for its pro rata portion of the Distribution Taxes based on the value of each company's Common Stock after the Distributions. As a result, School Specialty could become liable for a pro rata portion of Distribution Taxes with respect not only to the School Specialty Distribution, but also any of the other Distributions.

    RISKS RELATED TO ALLOCATION OF CERTAIN LIABILITIES. The Company, U.S. Office Products and the other Spin-Off Companies entered into an agreement (the "Distribution Agreement") relating to the School Specialty Distribution. Under the Distribution Agreement, if one of the Spin-Off Companies defaults on an obligation owed to U.S. Office Products, School Specialty could be obligated to U.S. Office Products in respect of obligations and liabilities not related to its business or operations and over which neither it nor its management has or has had any control or responsibility. The aggregate of such liabilities for which the Company may be liable is, however, limited to $1.75 million.

    RISKS RELATED TO INTEGRATION OF OPERATIONS AND ACQUISITIONS. An important element of School Specialty's business strategy for its distribution divisions is to integrate its acquisitions into its existing operations. There can be no assurance that School Specialty will be able to integrate future acquisitions in a timely manner without substantial costs, delays, or other problems. Once integrated, acquisitions may not achieve sales, profitability, and asset productivity commensurate with School Specialty's existing divisions. In addition to integration risks for distribution divisions, acquisitions of both distribution divisions and specialty brand companies involve a number of special risks, including adverse short-term effects on School Specialty's reported operating results (including those adverse short-term effects caused by severance payments to employees of acquired companies, restructuring charges associated with the acquisitions and other expenses associated with a change of control, as well as non-recurring acquisition costs including accounting and legal fees, investment banking fees, recognition of transaction-related obligations, and various other acquisition-related costs), the diversion of management's time and attention, the dependence on retaining, hiring, and training key personnel, the amortization of acquired intangible assets, and risks associated with unanticipated problems or liabilities, some or all of which could have a material adverse effect on School Specialty's operations and financial condition. Furthermore, although School Specialty conducts due diligence and generally requires representations, warranties, and indemnifications from the former owners of acquired companies, there can be no assurance that such owners will have accurately represented the financial and operating conditions of their companies. If an acquired company's financial or operating results were misrepresented, the acquisition could have a material adverse effect on the results of operations and financial condition of School Specialty.

    DEPENDENCE UPON ACQUISITIONS FOR FUTURE GROWTH. One of School Specialty's strategies is to increase its revenues and the markets it serves through the acquisition of additional school supply distribution businesses. There can be no assurance that suitable candidates for acquisitions can be identified or, if suitable candidates are identified, that acquisitions can be completed on acceptable terms, if at all. There can be no assurance that future acquisitions will prove profitable at the time of their acquisition or will achieve sales and profitability that justify the investment therein. The failure to complete acquisitions and continue its expansion could have a material adverse effect on School Specialty's financial condition. In addition, prior to the School Specialty Distribution, School Specialty's acquisitions were completed with substantial business, legal, and accounting assistance from U.S. Office Products, and some of the acquisitions were paid for with U.S. Office Products Common Stock. The pace of School Specialty's acquisition program may be adversely affected by the absence of U.S. Office Products' support for the acquisitions. Also, School Specialty intends to use School Specialty Common Stock to pay for a portion of the consideration for its acquisitions, and therefore, if the owners of potential acquisition candidates are not willing to receive, or School Specialty is not able to issue, shares of School Specialty Common Stock in exchange for their business, School Specialty's acquisition program could be adversely affected. Furthermore, the Company's ability to pay for acquisitions with stock may be materially limited in the two-year period following the School Specialty Distribution.

    POSSIBLE LIMITATIONS ON ISSUANCES OF COMMON STOCK. Section 355(e) of the Internal Revenue Code of 1986, as amended (the "Code"), which was added in 1997, generally provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur U.S. federal income tax liability if 50% or more, by vote or value, of the capital stock of either the company making the distribution or the spun-off subsidiary is acquired by one or more persons acting pursuant to a plan or series of related transactions that includes the spin-off. Stock acquired by certain related persons is aggregated in determining whether the 50% test is met. There is a presumption that any acquisition occurring two years before or after the spin-off is pursuant to a plan that includes the spin-off. However, the presumption may be rebutted by establishing that the spin-off and such acquisition are not part of a plan or series of related transactions. As a result of the provisions of Section 355(e), there can be no assurance that issuances of stock by School Specialty, including issuances in connection with an acquisition of another business by School Specialty, will not create a tax liability for U.S. Office Products. This limitation could adversely affect the pace of School Specialty's acquisitions and its ability to issue Common Stock for other purposes, including equity offerings.

    School Specialty entered into the Tax Allocation Agreement and the Tax Indemnification Agreement pursuant to which School Specialty will be liable to U.S. Office Products and the other Spin-Off Companies if its actions or omissions materially contribute to a final determination that the School Specialty Distribution is taxable.

    RISKS RELATED TO INABILITY TO USE POOLING-OF-INTERESTS METHOD TO ACCOUNT FOR FUTURE ACQUISITIONS. Generally accepted accounting principles require that an entity be autonomous for a period of two years before it is eligible to complete business combinations under the pooling-of-interests method. As a result of School Specialty being a wholly-owned subsidiary of U.S. Office Products prior to the Distribution, School Specialty will be unable to satisfy this criterion for a period of two years following the Distribution. Therefore, School Specialty will be precluded from completing business combinations under the pooling-of-interests method for a period of two years and any business combinations completed by School Specialty during such period will be accounted for under the purchase method resulting in the recording of goodwill.

    SEASONALITY: FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. School Specialty's business is subject to seasonal influences, with sales and profitability substantially higher from May to October due to increased school orders during these months. As a result of this seasonality, historically, School Specialty has earned more than 100% of its annual net income in the first six months of its fiscal year and has historically operated at a loss in its third fiscal quarter. Also, quarterly results may be materially affected by the timing of acquisitions and the timing and magnitude of acquisition assimilation costs. Therefore, operating results for any quarter are not necessarily indicative of the results that may be achieved for any subsequent fiscal quarter or full fiscal year. Fluctuations caused by variations in quarterly results may adversely affect the market price of the School Specialty Common Stock.

    RELIANCE ON KEY PERSONNEL. School Specialty's operations depend on the continued efforts of Daniel P. Spalding, its Chief Executive Officer, its other executive officers, and the senior management of certain of its subsidiaries. Furthermore, School Specialty's operations will likely depend on the senior management of certain of the companies that may be acquired in the future. If any of these people become unable to continue in his or her present role, or if School Specialty is unable to attract and retain other skilled employees, its business could be adversely affected. School Specialty does have employment contracts with some executive officers, but most of the Companies' executive officers and senior management do not have employment contracts with School Specialty. School Specialty does not have and does not intend to obtain key man life insurance covering any of its executive officers or other members of senior management of its subsidiaries. In addition, Jonathan J. Ledecky serves as a director and an employee of School Specialty and provides services to School Specialty pursuant to an employment agreement with School Specialty. Mr. Ledecky also serves as a director of each of the other Spin-Off Companies, and is the director or an officer of other public companies. Mr. Ledecky may be unable to devote substantial time to the activities of School Specialty.

    DEPENDENCE ON SYSTEMS. School Specialty believes that one of the competitive advantages of its distribution divisions is its information systems, including its proprietary PC-based customer Order Management System ("OMS"). School Specialty's operations in each of its integrated divisions under School Specialty are generally dependent on these systems, which are run on a host system located at School Specialty's headquarters in Appleton, Wisconsin. Each division of School Specialty is linked to School Specialty's host system and disruption or unavailability of these links could have a material adverse effect on School Specialty's business and results of operations.

    None of School Specialty's subsidiaries has a redundant computer system or a redundant dedicated communication line. School Specialty has taken precautions to protect itself from events that could interrupt its operations. Notwithstanding these precautions, there can be no assurance that a fire, flood or other natural disaster affecting School Specialty's system or its communication lines would not disable the system or prevent the system from communicating with School Specialty's divisions or the specialty brand subsidiaries. The occurrence of any of these events would have a material adverse effect on School Specialty's operations and financial condition.

    School Specialty does not expect that it will incur any material costs and expenses to meet information standards for Year 2000 compliance; however, there is no assurance that School Specialty's customers or vendors meet information standards for Year 2000 compliance, and their failure to meet such standards could adversely affect School Specialty's revenues and product costs.

    RISK OF RAPID GROWTH; ABSENCE OF HISTORY AS A STAND-ALONE COMPANY. Since 1991, School Specialty and U.S. Office Products have significantly expanded the scope of School Specialty's operations by acquiring sixteen regional distributors of educational supplies in different regions of the United States and four specialty brand school supply companies. All of School Specialty's specialty brand acquisitions and eleven of its regional distribution acquisitions have occurred since June 1996. There can be no assurance that School Specialty's management and financial controls, personnel, computer systems, and other corporate support systems will be adequate to manage the increased size and scope of School Specialty's operations as a result of School Specialty's recently completed acquisitions.

    Prior to the School Specialty Distribution, certain general and administrative functions relating to School Specialty's business (including legal, accounting, purchasing and management information services) were handled by U.S. Office Products. School Specialty's future performance will depend on its ability to function as a stand-alone entity, to finance and manage its expanding operations and to adapt its information systems to changes in its business. As a result, School Specialty's expenses are likely to be higher than when it was a part of U.S. Office Products, and School Specialty may experience disruptions of general and administrative functions that it would not have encountered as a part of U.S. Office Products. Furthermore, the financial information included herein may not necessarily reflect what the results of operations and financial condition would have been had School Specialty been a separate, stand-alone entity during the periods presented or be indicative of future results of operations and financial condition of School Specialty.

    DEPENDENCE ON KEY SUPPLIERS AND SERVICE PROVIDERS. School Specialty is dependent on (i) a limited number of suppliers for certain of its product lines, particularly its franchise furniture lines, and (ii) a limited number of service providers, such as delivery service from United Parcel Service. Any interruption of supply from current vendors or any material increased costs, particularly in the peak season of June through September, could cause significant delays in the shipment of such products and could have a material adverse effect on School Specialty's business, financial condition, and results of operations. Increases in freight costs charged to School Specialty or inability to ship products, whether real or perceived, could have a material adverse effect on School Specialty's business, financial condition, and results of operations. In addition, as part of its business strategy, School Specialty strives to reduce its number of suppliers and minimize duplicative lines, which may have the effect of increasing its dependence on remaining vendors. The United Parcel Service strike during August 1997 had an adverse effect on School Specialty due to the perceived inability of School Specialty to ship products.

    COMPETITION. The market for school supplies is highly competitive and fragmented. School Specialty estimates that over 3,400 companies distribute educational materials to pre-K-12 schools as a primary focus of their business. In addition, School Specialty competes with alternate channel distributors such as office product contract stationers and superstores, which may continue to broaden their product lines in school supplies. Some of these competitors have greater financial resources and buying power than School Specialty. School Specialty believes that the educational supplies market will consolidate over the next several years, which may make School Specialty's general and specialty supply businesses more competitive. In addition, there may be increasing competition for acquisition candidates and there can be no assurance that acquisitions will continue to be available to School Specialty on favorable terms, if at all.

    MATERIAL AMOUNT OF GOODWILL. Approximately $99.6 million, or 44.5%, of School Specialty's pro forma total assets as of April 25, 1998 represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. School Specialty generally amortizes goodwill on a straight line method over a period of 40 years with the amount amortized in a particular period constituting a non-cash expense that reduces School Specialty's net income. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain acquisitions may not be deductible for tax purposes. In addition, School Specialty will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, School Specialty would be required to write down the carrying value of the goodwill and incur a related charge to its income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

                                                                                                              PAGE
                                                                                                            ---------
Financial Statements:

  Reports of Independent Accountants......................................................................      22-24
  Consolidated Balance Sheets at April 25, 1998 and April 26, 1997........................................         25
  Consolidated Statements of Income for the fiscal years ended April 25, 1998 and April 26, 1997, the four
    months ended April 30, 1996 and the year ended December 31, 1995......................................         26
  Consolidated Statements of Stockholder's (Deficit) Equity for the fiscal years ended April 25, 1998 and
    April 26, 1997, the four months ended April 30, 1996 and the year ended December 31, 1995.............         27
  Consolidated Statements of Cash Flows for the fiscal years ended April 25, 1998 and April 26, 1997, the
    four months ended April 30, 1996 and the year ended December 31, 1995.................................         28
  Notes to Consolidated Financial Statements..............................................................         30

  Financial Statement Schedules

    For the fiscal years ended April 25, 1998 and April 26, 1997, the four months ended April 30, 1996 and the year ended December 31, 1995.....................................................................
    II--Valuation and Qualifying Accounts--Exhibit 99.1...................................................

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of School Specialty, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of School Specialty, Inc. (the "Company") and its subsidiaries at April 25, 1998 and April 26, 1997, and the results of their operations and their cash flows for the four months ended April 30, 1996 and the fiscal years ended April 26, 1997 and April 25, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
June 24, 1998

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
School Specialty, Inc.

    We have audited the accompanying consolidated statements of operations, stockholder's (deficit) equity and cash flows of School Specialty, Inc. (the Company) for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Re-Print Corporation, a wholly owned subsidiary, which statements reflect total revenues of $30,798,000 for the year ended December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Re-Print Corporation, is based solely on the report of the other auditors.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, based on our audit and report of other auditors, the financial statements referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the year December 31, 1995, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP
Milwaukee, Wisconsin
February 2, 1996

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The Re-Print Corporation
Birmingham, Alabama

    We have audited the accompanying balance sheet of The Re-Print Corporation as of December 31, 1995, and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Re-Print Corporation at December 31, 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

BDO Seidman, LLP

Atlanta, Georgia
February 8, 1996

                             SCHOOL SPECIALTY, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                                                                             APRIL 25,   APRIL 26,
                                                                                                1998       1997
                                                                                             ----------  ---------
                                                      ASSETS
Current assets:
  Cash and cash equivalents................................................................  $           $
  Accounts receivable, less allowance for doubtful accounts of $716 and $471,
    respectively...........................................................................      38,719     17,232
  Inventories..............................................................................      49,307     24,461
  Prepaid expenses and other current assets................................................      13,503     10,331
                                                                                             ----------  ---------
      Total current assets.................................................................     101,529     52,024

Property and equipment, net................................................................      22,553     14,478
Intangible assets, net.....................................................................      99,613     20,824
Other assets...............................................................................          34        359
                                                                                             ----------  ---------
      Total assets.........................................................................  $  223,729  $  87,685
                                                                                             ----------  ---------
                                                                                             ----------  ---------

                                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Short-term debt..........................................................................  $       11  $     262
  Short-term payable to U.S. Office Products...............................................      20,277     26,692
  Accounts payable.........................................................................      23,788      9,091
  Accrued compensation.....................................................................       4,458        860
  Other accrued liabilities................................................................       5,204        628
                                                                                             ----------  ---------
      Total current liabilities............................................................      53,738     37,533

Long-term debt.............................................................................         315        566
Long-term payable to U.S. Office Products..................................................      62,699     33,226
Deferred income taxes......................................................................         511         31
                                                                                             ----------  ---------
      Total liabilities....................................................................     117,263     71,356

Commitments and contingencies

Stockholder's equity:
  Divisional equity........................................................................     104,883     19,985
  Retained earnings (deficit)..............................................................       1,583     (3,656)
                                                                                             ----------  ---------
      Total stockholder's equity...........................................................     106,466     16,329
                                                                                             ----------  ---------
      Total liabilities and stockholder's equity...........................................  $  223,729  $  87,685
                                                                                             ----------  ---------
                                                                                             ----------  ---------

          See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     FOR THE            FOR THE
                                                                FISCAL YEAR ENDED     FOUR MONTHS     FOR THE
                                                              ----------------------     ENDED       YEAR ENDED
                                                              APRIL 25,   APRIL 26,    APRIL 30,    DECEMBER 31,
                                                                 1998        1997         1996          1995
                                                              ----------  ----------  ------------  ------------
Revenues....................................................  $  310,455  $  191,746   $   28,616    $  150,482
Cost of revenues............................................     219,313     136,577       20,201       105,757
                                                              ----------  ----------  ------------  ------------
    Gross profit............................................      91,142      55,169        8,415        44,725
Selling, general and administrative expenses................      71,403      43,462       10,307        39,869
Restructuring costs.........................................       2,491         194        2,532
Strategic restructuring costs...............................       1,000
Non-recurring acquisition costs.............................                   1,792        1,122
                                                              ----------  ----------  ------------  ------------
    Operating income (loss).................................      16,248       9,721       (3,014)        2,324
Other (income) expense:
  Interest expense..........................................       5,505       4,197        1,461         5,536
  Interest income...........................................        (132)                      (6)
  Other.....................................................         156        (196)          67           (18)
                                                              ----------  ----------  ------------  ------------
Income (loss) before provision for (benefit from) income
  taxes.....................................................      10,719       5,720       (4,536)       (3,194)
Provision for (benefit from) income taxes...................       5,480      (2,412)         139           173
                                                              ----------  ----------  ------------  ------------
Net income (loss)...........................................  $    5,239  $    8,132   $   (4,675)   $   (3,367)
                                                              ----------  ----------  ------------  ------------
                                                              ----------  ----------  ------------  ------------
Weighted average shares outstanding:
  Basic.....................................................      13,284      10,003        8,611         6,562
  Diluted...................................................      13,547      10,196        8,789         6,669
Net income (loss) per share:
  Basic.....................................................  $     0.40  $     0.81   $    (0.54)   $    (0.51)
  Diluted...................................................  $     0.39  $     0.80   $    (0.53)   $    (0.50)

          See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY

                                 (IN THOUSANDS)

                                                                                                         TOTAL
                                                                                          RETAINED   STOCKHOLDER'S
                                                                              DIVISIONAL  (DEFICIT)    (DEFICIT)
                                                                                EQUITY    EARNINGS      EQUITY
                                                                              ----------  ---------  -------------
Balance at December 31, 1994................................................  $    5,327  $  (3,500)  $     1,827
  Transactions of Pooled Companies:
    Issuance of warrants....................................................         672                      672
    Issuance of Pooled Company common stock for cash........................         500                      500
    Repurchase of treasury stock............................................         (92)                     (92)
    Cash dividends declared and paid........................................                   (160)         (160)
  Net loss..................................................................                 (3,367)       (3,367)
                                                                              ----------  ---------  -------------

Balance at December 31, 1995................................................       6,407     (7,027)         (620)
  Transactions of Pooled Companies:
    Exercise of warrants....................................................       1,080                    1,080
    Cash dividends declared and paid........................................                    (52)          (52)
  Net loss..................................................................                 (4,675)       (4,675)
                                                                              ----------  ---------  -------------

Balance at April 30, 1996...................................................       7,487    (11,754)       (4,267)
  Transactions of Pooled Companies:
    Exercise of warrants and stock options..................................       1,979                    1,979
    Retirement of treasury stock............................................          34        (34)
  Issuances of U.S. Office Products Company common stock in conjunction with
    acquisitions............................................................      10,485                   10,485
  Net income................................................................                  8,132         8,132
                                                                              ----------  ---------  -------------

Balance at April 26, 1997...................................................      19,985     (3,656)       16,329
  Issuances of U.S. Office Products Company common stock in conjunction with
    acquisitions............................................................       3,566                    3,566
  Capital contribution by U.S. Office Products..............................      81,332                   81,332
  Net income................................................................                  5,239         5,239
                                                                              ----------  ---------  -------------

Balance at April 25, 1998...................................................  $  104,883  $   1,583   $   106,466
                                                                              ----------  ---------  -------------
                                                                              ----------  ---------  -------------

          See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    FOR THE
                                                               FISCAL YEAR ENDED    FOR THE FOUR      FOR THE
                                                              --------------------  MONTHS ENDED    YEAR ENDED
                                                              APRIL 25,  APRIL 26,    APRIL 30,    DECEMBER 31,
                                                                1998       1997         1996           1995
                                                              ---------  ---------  -------------  -------------
Cash flows from operating activities:
  Net income (loss).........................................  $   5,239  $   8,132    $  (4,675)     $  (3,367)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization expense.................      4,561      2,106          674          2,927
      Non-recurring acquisition costs.......................                 1,792        1,122
      Other.................................................         78        115          118            277
      Changes in current assets and liabilities (net of
        assets acquired and liabilities
        assumed in business combinations accounted for under
        the purchase method):
          Accounts receivable...............................     (3,586)     1,277        3,727          2,666
          Inventory.........................................     (6,666)     2,737       (4,376)        (2,523)
          Prepaid expenses and other current assets.........       (717)    (2,361)        (443)          (338)
          Accounts payable..................................      5,256     (6,969)       3,459          2,642
          Accrued liabilities...............................       (441)    (5,911)        (784)         2,544
                                                              ---------  ---------  -------------  -------------
            Net cash provided by (used in) operating
              activities....................................      3,724        918       (1,178)         4,828
                                                              ---------  ---------  -------------  -------------
Cash flows from investing activities:
  Cash paid in acquisitions, net of cash received...........    (95,670)    (7,734)                     (5,389)
  Additions to property and equipment.......................     (3,558)    (7,216)        (120)          (881)
  Other.....................................................       (514)                    414            178
  Payments of non-recurring acquisition costs...............                (1,792)      (1,122)
                                                              ---------  ---------  -------------  -------------
            Net cash used in investing activities...........    (99,742)   (16,742)        (828)        (6,092)
                                                              ---------  ---------  -------------  -------------
Cash flows from financing activities:
  Payments of long-term debt................................     (6,270)   (16,962)        (194)        (1,488)
  Proceeds from (payments of) short-term debt, net..........     (2,102)   (29,908)       1,263            655
  Advances from U.S. Office Products Company................     23,058     59,919
  Capital contribution by U.S. Office Products..............     81,332
  Proceeds from issuance of common stock....................                 1,979        1,080            500
  Proceeds from issuance of long-term debt..................                   750                       1,715
  Payments of dividends at Pooled Companies.................                               (138)          (134)
  Purchase of treasury stock at Pooled Company..............                                               (92)
                                                              ---------  ---------  -------------  -------------
            Net cash provided by financing activities.......     96,018     15,788        2,011          1,156
                                                              ---------  ---------  -------------  -------------
Net increase (decrease) in cash and cash equivalents........                   (46)           5           (108)
Cash and cash equivalents at beginning of period............                    46           41            149
                                                              ---------  ---------  -------------  -------------
Cash and cash equivalents at end of period..................  $          $            $      46      $      41
                                                              ---------  ---------  -------------  -------------
                                                              ---------  ---------  -------------  -------------
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $      35  $     456    $   1,461      $   5,564
  Income taxes paid (refunded)..............................  $   1,148  $    (132)   $      (3)     $       9

          See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.

                                 (IN THOUSANDS)

    The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method in the fiscal years ended April 25, 1998 and April 26, 1997 and the year ended December 31, 1995. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                                    FOR THE FISCAL       FOR THE
                                                                      YEAR ENDED       FOUR MONTHS     FOR THE
                                                                 --------------------     ENDED       YEAR ENDED
                                                                 APRIL 25,  APRIL 26,   APRIL 30,    DECEMBER 31,
                                                                   1998       1997         1996          1995
                                                                 ---------  ---------  ------------  ------------
Accounts receivable............................................  $  17,900  $   5,381   $             $    1,589
Inventories....................................................     18,180      6,922                      1,823
Prepaid expenses and other current assets......................      2,431      2,371                        502
Property and equipment.........................................      6,379      1,155                      4,536
Intangible assets..............................................     80,359     14,248                      3,268
Other assets...................................................        346         29                        156
Short-term debt................................................     (1,850)    (4,283)                      (191)
Accounts payable...............................................     (9,400)    (4,012)                      (274)
Accrued liabilities............................................     (9,089)    (1,846)                      (225)
Long-term debt.................................................     (6,020)    (1,746)                    (5,795)
                                                                 ---------  ---------  ------------  ------------
            Net assets acquired................................  $  99,236  $  18,219   $             $    5,389
                                                                 ---------  ---------  ------------  ------------
                                                                 ---------  ---------  ------------  ------------
The acquisitions were funded as follows:
U.S. Office Products common stock..............................  $   3,566  $  10,485   $             $
Cash paid, net of cash acquired................................     95,670      7,734                      5,389
                                                                 ---------  ---------  ------------  ------------
            Total..............................................  $  99,236  $  18,219   $             $    5,389
                                                                 ---------  ---------  ------------  ------------
                                                                 ---------  ---------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

NOTE 1--BACKGROUND

    School Specialty, Inc. (the "Company") is a Delaware corporation which was a wholly-owned subsidiary of U.S. Office Products Company ("U.S. Office Products") at April 25, 1998. On June 9, 1998, U.S. Office Products spun-off its Educational Supplies and Products Division (the "Education Division") as an independent publicly owned company. This transaction was effected through the distribution of shares of the Company to U.S. Office Products' shareholders (the "Distribution"). Prior to the Distribution, U.S. Office Products contributed its equity interests in certain wholly-owned subsidiaries associated with the Education Division to the Company. U.S. Office Products and the Company entered into a number of agreements to facilitate the Distribution and the transition of the Company to an independent business enterprise. Additionally, concurrently with the Distribution, the Company sold 2.1 million shares (2.4 million shares if the over-allotment is sold) in an initial public offering (the "IPO").

    The Education Division was created by U.S. Office Products in May 1996 in connection with the acquisition of School Specialty, Inc., a Wisconsin corporation ("Old School"). This business combination and the acquisition in July 1996 of The Re-Print Corp. ("Re-Print") were accounted for under the pooling-of-interests method (Old School and Re-Print are herein referred to as the "Pooled Companies"). As a result of these business combinations being accounted for under the pooling-of-interests method, the results of the Company prior to the completion of such business combinations represent the combined results of the Pooled Companies operating as separate autonomous entities.

NOTE 2--BASIS OF PRESENTATION

    The consolidated financial statements reflect the assets, liabilities, divisional equity, revenues and expenses that were directly related to the Company as it was operated within U.S. Office Products. In cases involving assets and liabilities not specifically identifiable to any particular business of U.S. Office Products, only those assets and liabilities expected to be transferred to the Company prior to the Distribution were included in the Company's separate consolidated balance sheet. The Company's statement of income includes all of the related costs of doing business, including an allocation of certain general corporate expenses of U.S. Office Products which were not directly related to these businesses including certain corporate executives' salaries, accounting and legal fees, departmental costs for accounting, finance, legal, purchasing, marketing, human resources as well as other general overhead costs. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues, number and size of acquisitions and number of employees. Management believes these allocations were made on a reasonable basis.

    U.S. Office Products uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents and an agreed upon amount of debt was to be allocated to the Company at the time of the Distribution. The consolidated statement of income does not include an allocation of interest expense on all debt allocated to the Company. See Note 9 for further discussion of interest expense.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                             SCHOOL SPECIALTY, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEFINITION OF FISCAL YEAR

    As used in these consolidated financial statements and related notes to consolidated financial statements, "fiscal 1998" and "fiscal 1997" refer to the Company's fiscal year ended April 25, 1998 and April 26, 1997, respectively.

CHANGE IN FISCAL YEAR

    Prior to their respective dates of acquisition by U.S. Office Products, the Pooled Companies reported results on years ending on December 31. Upon acquisition by U.S. Office Products and effective for fiscal 1997, the Pooled Companies changed their year-ends from December 31 to conform to U.S. Office Products' fiscal year, which ends on the last Saturday in April. A four-month fiscal transition period from January 1, 1996 through April 30, 1996 has been presented for the Company to conform its fiscal year-end.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    The Company considers temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss.

INVENTORIES

    Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis and consist primarily of products held for sale.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from 25 to 40 years for buildings and its components and 3 to 15 years for furniture, fixtures and

                             SCHOOL SPECIALTY, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) equipment. Property and equipment leased under capital leases is being amortized over the lesser of its useful life or its lease terms.

INTANGIBLE ASSETS

    Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method and non-compete agreements. Substantially all goodwill is amortized on a straight line basis over an estimated useful life of 40 years. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, by comparing anticipated undiscounted future cash flows from operations to net book value. Other intangible assets are being amortized over their estimated useful lives ranging from one to four years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

INCOME TAXES

    As a division of U.S. Office Products, the Company does not file separate federal income tax returns but rather is included in the federal income tax returns filed by U.S. Office Products and its subsidiaries from the respective dates that the entities within the Company were acquired by U.S. Office Products. For purposes of the consolidated financial statements, the Company's allocated share of U.S. Office Products' income tax provision was based on the "separate return" method. Certain companies acquired in pooling-of-interests transactions elected to be taxed as Subchapter S corporations, and accordingly, no federal income taxes were recorded by those companies for periods prior to their acquisition by U.S. Office Products.

REVENUE RECOGNITION

    Revenue is recognized upon the delivery of products or upon the completion of services provided to customers as no additional obligations to the customers exist. Returns of the Company's product are considered immaterial.

COST OF REVENUES

    Vendor rebates are recorded as a reduction in the cost of inventory and recognized as a reduction in cost of revenues when such inventory is sold. Delivery and occupancy costs are included in cost of revenues.

ADVERTISING COSTS

    The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of income as a component of selling, general and administrative expenses.

                             SCHOOL SPECIALTY, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DEFERRED CATALOG COSTS

    Deferred catalog costs are amortized in amounts proportionate to revenues over the life of the catalog, which is typically one to two years. Amortization expense related to deferred catalog costs is included in the consolidated statement of income as a component of selling, general and administrative expenses. Such amortization expense for the year ended December 31, 1995, the four months ended April 30, 1996, the fiscal years ended April 26, 1997 and April 25, 1998 was $4,395, $832, $3,621 and $6,934, respectively.

INTERNALLY DEVELOPED SOFTWARE

    Internal costs related to internally developed software, such as internal salaries and supplies, are expensed as incurred as a component of selling, general and administrative expenses. External costs related to internally developed software, such as fees for outside programmers and consultants, are capitalized and expensed over the expected useful life of the software, normally three to five years.

NON-RECURRING ACQUISITION COSTS

    Non-recurring acquisition costs represent acquisition costs incurred by the Company in business combinations accounted for under the pooling-of-interests method. These costs include accounting, legal, and investment banking fees, real estate and environmental assessments and appraisals, and various regulatory fees. Generally accepted accounting principles require the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method.

RESTRUCTURING COSTS

    The Company records the costs of consolidating existing Company facilities into acquired operations, including the external costs and liabilities to close redundant Company facilities and severance and relocation costs related to the Company's employees in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)."

STRATEGIC RESTRUCTURING COSTS

    Strategic restructuring costs represent the Company's portion of the costs incurred by U.S. Office Products as a result of U.S. Office Products' recently completed comprehensive restructuring.

NET INCOME PER SHARE

    Net income per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

                             SCHOOL SPECIALTY, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company intends to adopt SFAS No. 130 in fiscal 1999. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt SFAS No. 131 in fiscal 1999. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

DISTRIBUTION RATIO

    On May 14, 1998, the U.S. Office Products Board of Directors approved the distribution ratio for the Company in connection with the Distribution. At the date of Distribution, the Company issued approximately 12.2 million shares of its common stock to U.S. Office Products, which then distributed such shares to its shareholders in the ratio of one share of Company common stock for every nine shares of U.S. Office Products common stock held by each shareholder. The share data reflected in the accompanying financial statements represents the historical share data for U.S. Office Products for the period or as of the date indicated, retroactively adjusted to give effect to the one for nine distribution ratio.

NOTE 4--BUSINESS COMBINATIONS

POOLING-OF-INTERESTS METHOD

    In fiscal 1997, the Company issued 4,257,693 shares of U.S. Office Products common stock to acquire the Pooled Companies. The Pooled Companies and the number of shares issued are as follows:

                                                                                   NUMBER OF
COMPANY NAME                                                                     SHARES ISSUED
-------------------------------------------------------------------------------  -------------
School Specialty, Inc..........................................................     2,307,693
Re-Print.......................................................................     1,950,000
                                                                                 -------------
    Total shares issued........................................................     4,257,693
                                                                                 -------------
                                                                                 -------------

    The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented. Prior to being acquired by U.S. Office Products, the Pooled

                             SCHOOL SPECIALTY, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 4--BUSINESS COMBINATIONS (CONTINUED)
Companies reported on years ending on December 31. Upon completion of the acquisitions of the Pooled Companies, their year-ends were changed to U.S. Office Products' year-end of the last Saturday in April.

    The following presents the separate results, in each of the periods presented, of the Company (excluding the results of Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired:

                                                             SCHOOL      POOLED
                                                           SPECIALTY    COMPANIES    COMBINED
                                                           ----------  -----------  ----------
For the year ended April 26, 1997
  Revenues...............................................  $  181,420   $  10,326   $  191,746
  Net income.............................................  $    7,791   $     341   $    8,132

For the four months ended April 30, 1996
  Revenues...............................................  $            $  28,616   $   28,616
  Net loss...............................................  $            $  (4,675)  $   (4,675)

For the year ended December 31, 1995
  Revenues...............................................  $            $ 150,482   $  150,482
  Net loss...............................................  $            $  (3,367)  $   (3,367)

PURCHASE METHOD

    In fiscal 1998, the Company made eight acquisitions accounted for under the purchase method for an aggregate purchase price of $99,236, consisting of $95,670 of cash and U.S. Office Products common stock with a market value of $3,566. The total assets related to these eight acquisitions were $125,595, including goodwill of $80,359. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

    In fiscal 1997, the Company made six acquisitions accounted for under the purchase method for an aggregate purchase price of $18,219, consisting of $7,734 of cash and U.S. Office Products common stock with a market value of $10,485. The total assets related to these six acquisitions were $30,106, including goodwill of $14,248. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

    In 1995, one of the Pooled Companies made one acquisition accounted for under the purchase method for an aggregate cash purchase price of $5,389. The total assets related to the acquisition were $11,874, including goodwill of $3,268. The results of the acquisition have been included in the Company's results from its date of acquisition.

    The following presents the unaudited pro forma results of operations of the Company for the fiscal year ended April 25, 1998 and April 26, 1997 and includes the Company's consolidated financial statements, which give retroactive effect to the acquisitions of the Pooled Companies for all periods presented, and the results of the companies acquired in purchase acquisitions as if all such purchase acquisitions had been made at the beginning of fiscal 1997. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets, adjustments in executive compensation

                             SCHOOL SPECIALTY, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 4--BUSINESS COMBINATIONS (CONTINUED) of $573 and $124 for the fiscal years ended April 25, 1998 and April 26, 1997, respectively, and the inclusion of a federal income tax provision on all earnings:

                                                                      FOR THE FISCAL YEAR
                                                                             ENDED
                                                                     ----------------------
                                                                     APRIL 25,   APRIL 26,
                                                                        1998        1997
                                                                     ----------  ----------
Revenues...........................................................  $  381,242  $  350,760
Net income.........................................................       7,538      11,714

Net income per share:
  Basic............................................................  $     0.57  $     1.17
  Diluted..........................................................        0.56        1.15

    The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1997 or the results which may occur in the future.

NOTE 5--RESTRUCTURING COSTS

    The Company records the costs of consolidating existing Company facilities into acquired operations, including the external costs and liabilities to close redundant Company facilities and severance and relocation costs related to the Company's employees. The following table sets forth the Company's accrued restructuring costs for the periods ended April 30, 1996, April 26, 1997 and April 25, 1998:

                                             FACILITY        SEVERANCE    OTHER ASSET
                                            CLOSURE AND         AND       WRITE-DOWNS
                                           CONSOLIDATION   TERMINATIONS    AND COSTS     TOTAL
                                          ---------------  -------------  -----------  ---------
Balance at April 30 1996................     $     641       $     469     $   1,422   $   2,532
  Additions.............................                                         194         194
  Utilizations..........................          (641)           (469)       (1,465)     (2,575)
                                                 -----           -----    -----------  ---------

Balance at April 26, 1997...............                                         151         151
  Additions.............................           728             214         1,550       2,491
  Utilizations..........................          (728)                       (1,443)     (2,170)
                                                 -----           -----    -----------  ---------

Balance at April 25, 1998...............     $               $     214     $     258   $     472
                                                 -----           -----    -----------  ---------
                                                 -----           -----    -----------  ---------

                             SCHOOL SPECIALTY, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 6--PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets consist of the following:

                                                                          APRIL 25,  APRIL 26,
                                                                            1998       1997
                                                                          ---------  ---------
Deferred catalog costs..................................................  $   7,206  $   5,740
Deferred income taxes...................................................      1,886      2,055
Notes Receivable........................................................      1,558      1,643
Other...................................................................      2,853        893
                                                                          ---------  ---------
    Total prepaid expenses and other current assets.....................  $  13,503  $  10,331
                                                                          ---------  ---------
                                                                          ---------  ---------

    Deferred catalog costs represent costs which have been paid to produce Company catalogs which will be used in future periods. These deferred catalog costs will be expensed in the periods the catalogs are used.

NOTE 7--PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                          APRIL 25,  APRIL 26,
                                                                            1998       1997
                                                                          ---------  ---------
Land....................................................................  $   1,144  $     729
Buildings...............................................................     10,064      6,488
Furniture and fixtures..................................................      6,725      6,502
Warehouse equipment.....................................................      7,052      3,163
Leasehold improvements..................................................      3,341      2,185
                                                                          ---------  ---------
                                                                             28,326     19,067
Less: Accumulated depreciation..........................................     (5,773)    (4,589)
                                                                          ---------  ---------
Net property and equipment..............................................  $  22,553  $  14,478
                                                                          ---------  ---------
                                                                          ---------  ---------

    Depreciation expense (which includes capital lease amortization) for the fiscal years ended April 25, 1998 and April 26, 1997, the four months ended April 30, 1996 and the year ended December 31, 1995 was $2,499, $1,540, $470 and $1,645, respectively.

NOTE 8--INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                                         APRIL 25,   APRIL 26,
                                                                            1998       1997
                                                                         ----------  ---------
Goodwill...............................................................  $  102,487  $  22,128
Other..................................................................       2,487      2,020
                                                                         ----------  ---------
                                                                            104,974     24,148
Less: Accumulated amortization.........................................      (5,361)    (3,324)
                                                                         ----------  ---------
  Net intangible assets................................................  $   99,613  $  20,824
                                                                         ----------  ---------
                                                                         ----------  ---------

                             SCHOOL SPECIALTY, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 8--INTANGIBLE ASSETS (CONTINUED)
    Amortization expense for the fiscal years ended April 25, 1998 and April 26, 1997, the four months ended April 30, 1996 and the year ended December 31, 1995 was $2,061, $566, $204 and $1,098, respectively.

NOTE 9--CREDIT FACILITIES

SHORT-TERM DEBT

    Short-term debt consists of the following:

                                                                            APRIL 25,    APRIL 26,
                                                                              1998         1997
                                                                           -----------  -----------
Other....................................................................   $            $      30
Current maturities of long-term debt.....................................          11          232
                                                                                  ---        -----
  Total short-term debt..................................................   $      11    $     262
                                                                                  ---        -----
                                                                                  ---        -----

LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                            APRIL 25,    APRIL 26,
                                                                              1998         1997
                                                                           -----------  -----------
Other....................................................................   $     310    $     483
Capital lease obligations................................................          16          315
                                                                                -----        -----
                                                                                  326          798
Less: Current maturities of long-term debt...............................         (11)        (232)
                                                                                -----        -----
  Total long-term debt...................................................   $     315    $     566
                                                                                -----        -----
                                                                                -----        -----

MATURITIES OF LONG-TERM DEBT

    Maturities on long-term debt, including capital lease obligations, are as follows:

1999.................................................................  $      11
2000.................................................................        181
2001.................................................................         92
2002.................................................................         36
2003.................................................................          6
Thereafter...........................................................
                                                                       ---------
  Total maturities of long-term debt.................................  $     326
                                                                       ---------
                                                                       ---------

PAYABLE TO U.S. OFFICE PRODUCTS

    The short-term payable to U.S. Office Products was incurred by the Company primarily as a result of U.S. Office Products repaying short-term debt outstanding of the businesses acquired by U.S. Office

                             SCHOOL SPECIALTY, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 9--CREDIT FACILITIES (CONTINUED)
Products at or soon after the respective dates of acquisition and through the centralized cash management system, which involves daily advances or sweeps of cash to keep the cash balance at or near zero on a daily basis.

    The long-term payable to U.S. Office Products primarily represents payments made by U.S. Office Products on behalf of the Company and a reasonable allocation by U.S. Office Products of certain general corporate expenses. An analysis of the activity in this account is as follows:

Balance at April 30, 1996..........................................  $
  Payments of long-term debt of acquired companies.................     21,379
  Funding of acquisitions and payment of acquisition costs.........      8,203
  Allocated corporate expenses.....................................      2,221
  Normal operating costs paid by U.S. Office Products..............      1,423
                                                                     ---------
Balance at April 26, 1997..........................................     33,226
  Payments of long-term debt of acquired companies.................        822
  Funding of acquisitions and payment of acquisition costs.........     20,706
  Allocated corporate expenses.....................................      7,145
  Normal operating costs paid by U.S. Office Products..............        800
                                                                     ---------
Balance at April 25, 1998..........................................  $  62,699
                                                                     ---------
                                                                     ---------

    The average outstanding long-term payable to U.S. Office Products during the fiscal years ended April 25, 1998 and April 26, 1997 was $52,207 and $27,269, respectively.

    Interest has been allocated to the Company based upon the Company's average outstanding payable (short-term and long-term) balance with U.S. Office Products at U.S. Office Products' weighted average interest rate during such period. The Company's financial statements include allocations of interest expense from U.S. Office Products totaling $5,414 and $3,839 during the fiscal years ended April 25, 1998 and April 26, 1997, respectively.

    The Distribution Agreement allocated a specified amount of U.S. Office Products' debt outstanding under its credit facilities to each Spin-Off Company and required each Spin-Off Company, on or prior to the Distribution, to obtain credit facilities, to borrow funds under such facilities and to use the proceeds of such borrowings to pay off the U.S. Office Products' debt so allocated plus any additional debt incurred by U.S. Office Products after January 12, 1998 (the date of the Investment Agreement) in connection with the acquisition of an entity that has become or will become a subsidiary of such Spin-Off Company. Under the Distribution Agreement, $80,000 of U.S. Office Products' debt has been allocated to School Specialty, and since January 12, 1998, U.S. Office Products has incurred an additional $3,300 of debt in connection with one additional acquisition completed by the Company. Prior to the Distribution, the Company entered into the credit facility and at the time of the Distribution borrowed $83,300 under the facility to pay off debt of U.S. Office Products.

                             SCHOOL SPECIALTY, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 10--INCOME TAXES

    The provision for income taxes consists of:

                                                     FOR THE              FOR THE
                                                FISCAL YEAR ENDED       FOUR MONTHS        FOR THE
                                              ----------------------       ENDED         YEAR ENDED
                                               APRIL 25,   APRIL 26,     APRIL 30,      DECEMBER 31,
                                                 1998        1997          1996             1995
                                              -----------  ---------  ---------------  ---------------
Income taxes currently payable:
  Federal...................................   $   3,646   $      71     $                $     (66)
  State.....................................         907          99
                                              -----------  ---------         -----            -----
                                                   4,553         170                            (66)
                                              -----------  ---------         -----            -----
Deferred income tax expense
  (benefit).................................         927      (2,582)          139              239
                                              -----------  ---------         -----            -----
  Total provision for (benefit from) income
    taxes...................................   $   5,480   $  (2,412)    $     139        $     173
                                              -----------  ---------         -----            -----
                                              -----------  ---------         -----            -----

    Deferred taxes are comprised of the following:

                                                                            APRIL 25,   APRIL 26,
                                                                              1998        1997
                                                                           -----------  ---------
Current deferred tax assets:
  Inventory..............................................................   $     743   $     265
  Allowance for doubtful accounts........................................         164         193
  Net operating loss carryforward........................................         851       3,069
  Accrued liabilities....................................................         128         421
  Prepaid catalog advertising/restructuring..............................                  (1,893)
                                                                           -----------  ---------
    Total current deferred tax assets....................................       1,886       2,055
                                                                           -----------  ---------
Long-term deferred tax assets (liabilities):
Property and equipment...................................................        (591)       (289)
Intangible assets........................................................          80         258
                                                                           -----------  ---------
    Total long-term deferred tax liabilities.............................        (511)        (31)
                                                                           -----------  ---------
    Net deferred tax assets..............................................   $   1,375   $   2,024
                                                                           -----------  ---------
                                                                           -----------  ---------

    At April 30, 1996, the valuation allowance had been recorded, related to deferred tax assets of a Pooled Company, including net operating loss carryforwards. Based upon the improved profitability of this Pooled Company during fiscal 1997, the valuation allowance was reversed, resulting in a benefit from income taxes.

                             SCHOOL SPECIALTY, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 10--INCOME TAXES (CONTINUED)
    The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                      FOR THE               FOR THE
                                                 FISCAL YEAR ENDED        FOUR MONTHS        FOR THE
                                              ------------------------       ENDED         YEAR ENDED
                                               APRIL 25,    APRIL 26,      APRIL 30,      DECEMBER 31,
                                                 1998         1997           1996             1995
                                              -----------  -----------  ---------------  ---------------
U.S. federal statutory rate.................        34.0%        35.0%          35.0%            34.0%
State income taxes, net of federal income
  tax benefit for fiscal 1997...............         6.6          1.0
Net benefit for current year net operating
  loss......................................                                   (32.8)           (34.0)
Reversal of valuation allowance.............                    (84.8)
Nondeductible goodwill......................         6.0          1.6           (2.2)
Nondeductible acquisition costs.............         3.3          5.0
Tax on separate company income not offset
  against other company's loss..............                                    (3.0)            (5.4)
Other.......................................         1.2
                                                     ---        -----          -----            -----
Effective income tax rate...................        51.1%       (42.2)%          (3.0  )%          (5.4  )%
                                                     ---        -----           -----            -----
                                                     ---        -----           -----            -----

    At April 25, 1998, the Company has available for tax purposes net operating loss carryforwards of approximately $2,500. These carryforwards expire in the years ending 2002-2011. The net operating loss caryforwards are subject to certain limitations pursuant to IRS Code Section 382.

NOTE 11--LEASE COMMITMENTS

    The Company leases various types of retail, warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                                             CAPITAL     OPERATING
                                                                             LEASES       LEASES
                                                                           -----------  -----------
1999.....................................................................   $      12    $   1,556
2000.....................................................................           6        1,183
2001.....................................................................                    1,027
2002.....................................................................                      659
2003.....................................................................                      323
Thereafter...............................................................
                                                                                  ---   -----------
Total minimum lease payments.............................................          18    $   4,748
                                                                                  ---   -----------
                                                                                        -----------
Less: Amounts representing interest......................................          (2)
                                                                                  ---
Present value of net minimum lease payments..............................   $      16
                                                                                  ---
                                                                                  ---

    Rent expense for the fiscal years ended April 25, 1998 and April 26, 1997, the four months ended April 30, 1996 and the year ended December 31, 1995 was $3,389, $1,817, $600 and $1,947, respectively.

                             SCHOOL SPECIALTY, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 12--COMMITMENTS AND CONTINGENCIES

LITIGATION

    The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

POSTEMPLOYMENT BENEFITS

    The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at April 25, 1998 or April 26, 1997 related to these agreements, as no change of control has occurred.

DISTRIBUTION

    Under the Distribution Agreement, the Company was required, on or prior to the Distribution, to obtain a credit facility, to borrow funds under such facility and to use the proceeds of such borrowings to pay off $83.3 million of U.S. Office Products' debt. See additional discussion in Note 9.

    At the date of the Distribution, School Specialty, U.S. Office Products and the other Spin-Off Companies entered into the Distribution Agreement, the Tax Allocation Agreement, and the Employee Benefits Agreement and the Spin-Off Companies entered into the Tax Indemnification Agreement and may enter into other agreements, including agreements relating to referral of customers to one another. These agreements provide, among other things, for U.S. Office Products and School Specialty to indemnify each other from tax and other liabilities relating to their respective businesses prior to and following the Distribution. Certain of the obligations of School Specialty and the other Spin-Off Companies to indemnify U.S. Office Products are joint and several. Therefore, if one of the other spin-off companies fails to satisfy its indemnification obligations to U.S. Office Products when such a loss occurs, School Specialty may be required to reimburse U.S. Office Products for all or a portion of the losses that otherwise would have been allocated to other spin-off companies. In addition, the agreements allocate liabilities, including general corporate and securities liabilities of U.S. Office Products not specifically related to the school supplies business, between U.S. Office Products and the Company and the other Spin-Off Companies. The terms of the agreements that will govern the relationship between School Specialty and U.S. Office Products were established by U.S. Office Products in consultation with School Specialty's management prior to the Distribution while School Specialty was a wholly-owned subsidiary of U.S. Office Products.

NOTE 13--EMPLOYEE BENEFIT PLANS

    Effective September 1, 1996, the Company implemented the U.S. Office Products 401(k) Retirement Plan (the "401(k) Plan") which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after one year of service.

    Certain subsidiaries of the Company have, or had prior to implementation of the 401(k) Plan, qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. The subsidiaries paid all general and administrative expenses of the plans and in some cases made matching contributions on behalf of the employees. For the four months ended April 30, 1996 and

                             SCHOOL SPECIALTY, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 13--EMPLOYEE BENEFIT PLANS (CONTINUED) the year ended December 31, 1995, the subsidiaries incurred expenses totaling $6 and $105, respectively, related to these plans.

NOTE 14--STOCKHOLDER'S EQUITY

EARNINGS PER SHARE

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the consolidated statement of income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted SFAS No. 128 during fiscal 1998 and has restated all prior period EPS data. The following information presents the Company's computations of basic and diluted EPS for the periods presented in the consolidated statement of income.

                                                                              INCOME        SHARES       PER SHARE
                                                                           (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                                           ------------  -------------  -----------
FISCAL 1998:
  Basic EPS..............................................................   $    5,239     13,284,003    $    0.40
                                                                                                        -----------
                                                                                                        -----------
  Effect of dilutive employee stock options..............................                     263,461
                                                                           ------------  -------------
  Diluted EPS............................................................   $    5,239     13,547,464    $    0.39
                                                                           ------------  -------------  -----------
                                                                           ------------  -------------  -----------

FISCAL 1997:
  Basic EPS..............................................................   $    8,132     10,002,875    $    0.81
                                                                                                        -----------
                                                                                                        -----------
  Effect of dilutive employee stock options..............................                     192,766
                                                                           ------------  -------------
  Diluted EPS............................................................   $    8,132     10,195,641    $    0.80
                                                                           ------------  -------------  -----------
                                                                           ------------  -------------  -----------

FOUR MONTHS ENDED APRIL 30, 1996:
  Basic EPS..............................................................   $   (4,675)     8,611,240    $   (0.54)
                                                                                                        -----------
                                                                                                        -----------
  Effect of dilutive employee stock options..............................                     177,702
                                                                           ------------  -------------
  Diluted EPS............................................................   $   (4,675)     8,788,942    $   (0.53)
                                                                           ------------  -------------  -----------
                                                                           ------------  -------------  -----------

YEAR ENDED DECEMBER 31, 1995:
  Basic EPS..............................................................   $   (3,367)     6,562,210    $   (0.51)
                                                                                                        -----------
                                                                                                        -----------
  Effect of dilutive employee stock options..............................                     107,199
                                                                           ------------  -------------
  Diluted EPS............................................................   $   (3,367)     6,669,409    $   (0.50)
                                                                           ------------  -------------  -----------
                                                                           ------------  -------------  -----------

                             SCHOOL SPECIALTY, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 14--STOCKHOLDER'S EQUITY (CONTINUED)
CAPITAL CONTRIBUTION BY U.S. OFFICE PRODUCTS

    During the fiscal year ended April 25, 1998, U.S. Office Products contributed $81,332 of capital to the Company. The contribution reflects the forgiveness of intercompany debt by U.S. Office Products, as it was agreed that the Company would be allocated only $80,000 of debt plus the amount of any additional debt incurred after January 12, 1998 in connection with the acquisition of entities that will become subsidiaries of School Specialty.

EMPLOYEE STOCK PLANS

    The Company currently has stock options outstanding under the U.S. Office Products 1994 Long-Term Compensation Plan. The Company expects to replace the options to purchase shares of common stock of U.S. Office Products held by employees with options to purchase shares of common stock of the Company. In order to keep the option holders in the same economic position immediately before and after the Distribution, the number of U.S. Office Products options held by Company personnel was multiplied by 0.903 and the exercise price of those options was divided by 0.903 for purposes of the replacement options. The vesting provisions and option period of the original grants were not changed. All option data reflected below has been retroactively restated to reflect the effects of the Distribution. The Company accounts for options issued in accordance with APB Opinion No. 25. Accordingly, because the exercise prices of the options have equaled the market price on the date of grant, no compensation expense has been recognized for the options granted. Had compensation cost for the Company's stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS 123, the Company's net income and net income per share would have been impacted as indicated in the following table.

                                                                                   FOR THE
                                                                              FISCAL YEAR ENDED
                                                                           ------------------------
                                                                            APRIL 25,    APRIL 26,
                                                                              1998         1997
                                                                           -----------  -----------
Net income:
  As reported............................................................   $   5,239    $   8,132
  Pro Forma..............................................................       4,436        7,383

Net income per share:
  As reported:
    Basic................................................................        0.40         0.81
    Diluted..............................................................        0.39         0.80
  Pro Forma:
    Basic................................................................        0.33         0.74
    Diluted..............................................................        0.33         0.72

                             SCHOOL SPECIALTY, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 14--STOCKHOLDER'S EQUITY (CONTINUED)
    The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                   FOR THE
                                                                              FISCAL YEAR ENDED
                                                                           ------------------------
                                                                            APRIL 25,    APRIL 26,
                                                                              1998         1997
                                                                           -----------  -----------
Expected life of option..................................................     7 years      7 years
Risk free interest rate..................................................       6.35%        6.66%
Expected volatility of stock.............................................      44.10%       44.00%

    The weighted-average fair value of options granted was $9.75 and $15.31 for fiscal 1998 and 1997, respectively.

    A summary of option transactions follows:

                                                    OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                                  -----------------------  ------------------------
                                                               WEIGHTED-                 WEIGHTED-
                                                                AVERAGE                   AVERAGE
                                                               EXERCISE                  EXERCISE
                                                   OPTIONS       PRICE       OPTIONS       PRICE
                                                  ----------  -----------  -----------  -----------
Balance at April 30, 1995.......................

  Granted.......................................
  Exercised.....................................
  Canceled......................................
Balance at April 30, 1996.......................

  Granted.......................................     225,445   $   27.03
  Exercised.....................................
  Canceled......................................     (14,565)      28.37
                                                  ----------  -----------
Balance at April 26, 1997.......................    (210,880)      26.93

  Granted.......................................     257,020       18.01
  Exercised.....................................
  Canceled......................................     (25,606)      25.45
                                                  ----------  -----------
Balance at April 25, 1998.......................     442,294   $   21.83       46,319    $   27.14
                                                  ----------  -----------  -----------  -----------
                                                  ----------  -----------  -----------  -----------

                             SCHOOL SPECIALTY, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 14--STOCKHOLDER'S EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding at April 25, 1998:

                                              OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                    ---------------------------------------  ------------------------
                                                                 WEIGHTED                  WEIGHTED
                                                   WEIGHTED-      AVERAGE                   AVERAGE
                                                    AVERAGE      EXERCISE                  EXERCISE
RANGE OF EXERCISE PRICES              OPTIONS        LIFE          PRICE       OPTIONS       PRICE
----------------------------------  -----------  -------------  -----------  -----------  -----------
$16.80-$21.77.....................     257,020          9.23     $   18.01
$24.36-$29.43.....................     185,274          8.17         27.14       46,319    $   27.14
                                    -----------                 -----------  -----------  -----------
$16.80-$29.43.....................     442,294          8.79     $   21.83       46,319    $   27.14
                                    -----------                 -----------  -----------  -----------
                                    -----------                 -----------  -----------  -----------

    Non-qualified options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant.

    Under a services agreement entered into with Jonathan J. Ledecky, the Board of Directors of U.S. Office Products agreed that Jonathan J. Ledecky would receive a stock option for School Specialty Common Stock from School Specialty as of the date of the Distribution. The U.S. Office Products Board intends the option to be compensation for Mr. Ledecky's services as a director of the Company, and certain services as an employee of the Company. The option covers 7.5% of the outstanding Company common stock determined as of the date of the Distribution, with no anti-dilution provisions in the event of issuance of additional shares of common stock (other than with respect to stock splits or reverse stock splits). The option will has a per share exercise price equal to the IPO price.

    Immediately following the effective date of the registration statements filed in connection with the IPO and the Distribution, the Company's Board of Directors granted 850,083 options covering 7% of the outstanding shares of the Company's common stock, immediately following the Distribution and prior to the IPO, to certain executive management personnel (excluding the 7.5% granted to Mr. Ledecky). The options granted were granted under the 1998 Stock Incentive Plan (the "Plan") and have a per share exercise price equal to the IPO price, with other terms to be determined by the Company's Board of Directors.

    Total options available for grant under the Plan are equal to 20.0% of the outstanding shares of the Company's common stock immediately following the Distribution and the IPO, including the options to be granted to Mr. Ledecky on that date.

                             SCHOOL SPECIALTY, INC.

                             (DOLLARS IN THOUSANDS)

NOTE 15--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following presents certain unaudited quarterly financial data for the fiscal years ended April 25, 1998 and April 26, 1997:

                                                             YEAR ENDED APRIL 25, 1998
                                              -------------------------------------------------------
                                                FIRST      SECOND      THIRD     FOURTH      TOTAL
                                              ---------  ----------  ---------  ---------  ----------
Revenues....................................  $  87,029  $  111,460  $  49,391  $  62,575  $  310,455
Gross profit................................     26,090      33,619     11,670     19,763      91,142
Operating income (loss).....................     11,872      12,155     (4,048)    (3,731)     16,248
Net income (loss)...........................      5,804       5,965     (2,934)    (3,596)      5,239

Per share amounts:
  Basic.....................................       0.49        0.49      (0.20)     (0.24)       0.40
  Diluted...................................       0.48        0.47      (0.20)     (0.24)       0.39

                                                             YEAR ENDED APRIL 26, 1997
                                              -------------------------------------------------------
                                                FIRST      SECOND      THIRD     FOURTH      TOTAL
                                              ---------  ----------  ---------  ---------  ----------
Revenues....................................  $  58,991  $   71,682  $  29,304  $  31,769  $  191,746
Gross profit................................     18,110      19,823      7,664      9,572      55,169
Operating income (loss).....................      5,197       6,732     (1,520)      (688)      9,721
Net income (loss)...........................      1,981       2,692     (1,067)     4,526       8,132

Per share amounts:
  Basic.....................................       0.21        0.28      (0.11)      0.40        0.81
  Diluted...................................       0.21        0.27      (0.11)      0.39        0.80

NOTE 16--SUBSEQUENT EVENTS

CREDIT FACILITY

    On June 9, 1998, the Company received a five year $250,000 revolving credit facility from NationsBank, N.A. Interest on borrowings under the credit facility will accrue interest at a rate of, at the Company's option, either LIBOR plus 1.00% or the lender's base rate, for up to the first 6 months under the agreement. Thereafter, interest will accrue at a rate of (i) LIBOR plus a range of .625% to 1.625%, or (ii) the lender's base rate plus a range of 0% to .250% (depending on the Company's leverage ratio of funded debt to EBITDA). Indebtedness is secured by substantially all of the assets of the Company. The credit facility is subject to terms and conditions typical of facilities of such size and includes certain financial covenants. The Company has made borrowings under the credit facility to repay the US Office Products debt which it was obligated under the Distribution Agreement to repay. The balance of the credit facility will be available for working capital, capital expenditures and acquisitions, subject to compliance with financial covenants.

ITEM 9:CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of School Specialty as of July 17, 1998 are as follows:

NAME                                         AGE                                   POSITION
---------------------------------------      ---      ------------------------------------------------------------------
Daniel P. Spalding.....................          43   Chairman of the Board and Chief Executive Officer
David J. Vander Zanden.................          43   President, Chief Operating Officer, and Director
Donald J. Noskowiak....................          40   Executive Vice President and Chief Financial Officer
Douglas Moskonas.......................          53   Executive Vice President for School Specialty Divisions
Melvin D. Hilbrown.....................          50   Executive Vice President for Gresswell
Richard H. Nagel.......................          57   Executive Vice President for Sax Arts & Crafts
Donald Ray Pate, Jr....................          35   Executive Vice President for Re-Print
Ronald E. Suchodolski..................          52   Executive Vice President for Childcraft
Michael J. Killoren....................          41   Vice President for School Specialty Divisions
Lillian R. Kellogg.....................          45   President for Education Access Division
Jonathan J. Ledecky....................          40   Director
Leo C. McKenna (1).....................          64   Director
Rochelle Lamm Wallach (1)..............          50   Director

------------------------

(1) Member of Audit and Compensation Committees

    DANIEL P. SPALDING became Chairman of the Board and Chief Executive Officer of School Specialty in February 1998. Mr. Spalding has served as President of the Educational Supplies and Products Division of U.S. Office Products since 1996. Prior to that time, he served as President, Chief Executive Officer, and a director of Old School since 1988. Prior to 1988, Mr. Spalding was an officer of JanSport, a manufacturer of sports apparel and backpacking equipment. Mr. Spalding was a co-founder of JanSport, and served as President and Chief Executive Officer from 1977 to 1984. Mr. Spalding has been a director of the National School Supply and Equipment Association since 1992 and completed his term as the association's Chairman in November 1997. Mr. Spalding is Michael J. Killoren's cousin.

    DAVID J. VANDER ZANDEN became the Chief Operating Officer of School Specialty in March 1998. Prior to that time, he served as President of Ariens Company since 1992, a manufacturer of outdoor lawn and garden equipment.

    DONALD J. NOSKOWIAK has served as Chief Financial Officer of School Specialty since 1997. In February 1998, Mr. Noskowiak became an Executive Vice President of School Specialty. He was Vice President, Treasurer and Principal Financial Officer of Old School since 1994. From 1992 through 1994 he was the Corporate Controller of Old School.

    DOUGLAS MOSKONAS has served as Executive Vice President of School Specialty for School Specialty Divisions since completion of the School Specialty Distribution on June 1998. Mr. Moskonas joined Old School in 1993 as Vice President of Sales for the Valley Division. Since that time he has served as General Manager for the Valley Division from 1994 through 1996 and was appointed President of School Specialty Distribution in 1997. Prior to joining School Specialty, Mr. Moskonas served as Vice President of Sales for Emmons-Napp Office Products from 1979 through 1993.

    MELVIN D. HILBROWN has served as Executive Vice President of School Specialty for Greswell since completion of the School Specialty Distribution in June 1998. Mr. Hilbrown joined School Specialty as Managing Director of Gresswell with School Specialty's acquisition of Don Gresswell, Ltd. in 1997. He has been Managing Director of Gresswell since 1989.

    RICHARD H. NAGEL has served as Executive Vice President of School Specialty for Sax Arts & Crafts since completion of the School Specialty Distribution in June 1998. Mr. Nagel joined School Specialty with the acquisition of Sax Arts & Crafts in 1997 and serves as President of Sax Arts & Crafts. Mr. Nagel has been with Sax Arts & Crafts since 1975 when he was hired as Assistant General Manager. He was named President of Sax Arts & Crafts in 1990.

    DONALD RAY PATE, JR. has served as Executive Vice President of School Specialty for Re-Print since completion of the School Speciality Distribution in June 1998. Mr. Pate joined School Specialty with the acquisition of Re-Print in 1996 and serves as President of Re-Print. Mr. Pate has served as President of Re-Print since he acquired it in 1988.

    RONALD E. SUCHODOLSKI has served as Executive Vice President of School Specialty for Childcraft since completion of the School Speciality Distribution in June 1998. Mr. Suchodolski joined School Specialty with the acquisition of Childcraft in 1997 and serves as President of Childcraft. Mr. Suchodolski has been President of Childcraft since 1995 and was Director of Childcraft's School Division from 1984 through 1989. From 1989 to 1993, Mr. Suchodolski was President of the Judy/Instructo Division of Paramount, and from 1993 through 1995 Mr. Suchodolski served as Senior Vice President of Sales and Marketing for Paramount Publishing's Supplementary Materials Division.

    MICHAEL J. KILLOREN has served as Vice President of School Specialty for School Speciality Divisions since completion of the School Specialty Distribution in June 1998. Mr. Killoren has served as Chief Operating Officer of School Specialty Distribution since 1997. From 1992 to 1997, he was Vice President/Operations of School Specialty. Mr. Killoren is Daniel P. Spalding's cousin.

    LILLIAN R. KELLOGG joined the Company with the acquisition of Education Access in March 1998 and serves as President of the Company's Education Access Division. Ms. Kellogg previously served as Executive Vice President of Education Access, Inc. from March 1997 to March 1998 and as President of Computer Plus, Inc. from March 1984 to March 1997. On January 19, 1998, Education Access, Inc. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company acquired substantially all of the assets of its catalog division on March 20, 1998.

    JONATHAN J. LEDECKY has served as a director and an employee of School Specialty since completion of the School Specialty Distribution in June 1998. He founded Consolidation Capital Corporation in February 1997 and serves as its Chairman and Chief Executive Officer. Mr. Ledecky founded U.S. Office Products in October 1994, served as its Chairman of the Board until the June 1998 and served as its Chief Executive Officer until November 5, 1997. Mr. Ledecky has also served as the Non-Executive Chairman of the Board of USA Floral Products, Inc. since April 1997 and as a director of UniCapital Corporation since October 1997. Mr. Ledecky served from 1989 to 1991 as the President of The Legacy Fund, Inc., and from 1991 to September 1994 as President and Chief Executive Officer of Legacy Dealer Capital Fund, Inc., a wholly-owned subsidiary of Steelcase Inc. Prior to his tenure at The Legacy Fund, Inc., Mr. Ledecky was a partner at Adler and Company and a Senior Vice President at Allied Capital Corporation, an investment management company.

    LEO C. MCKENNA is a self-employed financial consultant working with personal asset management, corporate planning, acquisitions, merger studies, and negotiations. Mr. McKenna is currently a Member of the Board of Life Insurance Company of Boston and New York (Subsidiary of Boston Mutual Life). He is founder and a director of Ledyard National Bank, where he also serves on the Audit Committee. He is also a director of Rosenthal, A.G. USA. He is a director and member of the John Brown Cook Foundation and an overseer and Chairman of the Finance Committee for the Catholic Student Center at Dartmouth College.

    ROCHELLE LAMM WALLACH was associated with Strong Advisory Services, a division of Strong Capital Management, as its President from 1995 to March 1998. Prior to that time, she was Chief Operating Officer of AAL Capital Management, a mutual fund manager which she founded in 1986.

COMMITTEES OF THE BOARD

    The Audit Committee of the Board of Directors is charged with reviewing School Specialty's annual audit and meeting with School Specialty's independent accountants to review School Specialty's internal controls and financial management practices.

    The Compensation Committee of the Board of Directors is charged with determining the compensation of executive officers of School Specialty and administering the Company's stock option plan.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information with respect to the compensation paid by School Specialty for services rendered during the years ended April 26, 1997 and April 25, 1998 to the Chief Executive Officer and to each of the four other most highly compensated officers of School Specialty (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                        ANNUAL            LONG TERM
                                                                     COMPENSATION       COMPENSATION
                                                                 ---------------------   OPTIONS(#)      ALL OTHER
NAME AND PRINCIPAL POSITION                             YEAR       SALARY      BONUS         (1)       COMPENSATION
----------------------------------------------------  ---------  ----------  ---------  -------------  -------------
Daniel P. Spalding..................................       1997  $  178,846  $  34,200      135,484         --
  Chairman of the Board, CEO and Director                  1998     212,104                                 --
Ronald E. Suchodolski(2)............................       1997  $  141,535  $  30,000       --             --
  Executive Vice President for Childcraft                  1998     157,646    154,633       18,065         --
Richard H. Nagel(2)(3)..............................       1997  $  118,000  $  29,500       --         $    32,000
  Executive Vice President for Sax Arts & Crafts           1998     130,660     29,500       18,065         --
Donald Ray Pate, Jr.(2).............................       1997  $  220,901     --           --             --
  Executive Vice President for Re-Print                    1998     117,000                  --             --
Douglas Moskonas....................................       1997  $   97,266  $  44,500       13,548         --
  Executive Vice President for School Specialty            1998     139,525     --           18,065         --
  Division

------------------------

(1) Options were issued by U.S. Office Products to acquire U.S. Office Products common stock and options remaining after U.S. Office Products' tender offer were replaced with options to acquire School Speciality Common Stock in connection with the School Specialty Distribution. The number of options set forth in the table represents the number of options for School Specialty Common Stock the officer would have been granted if all U.S. Office Products options granted during the year were replaced with School Specialty options.

(2) Mr. Suchodolski, Mr. Nagel and Mr. Pate joined School Specialty in May 1997, July 1997 and July 1996, respectively. The compensation information included in this table reflects the compensation received when employed by predecessor companies.

(3) Other compensation refers to Mr. Nagel's automobile allowance and stay-bonus compensation received by his prior employer.

OPTIONS GRANTED IN FISCAL YEAR 1998

    The following table sets forth certain information regarding options to acquire School Speciality Common Stock granted to the Named Officers during the year ended April 25, 1998. All options were granted by U.S. Office Products as options to acquire U.S. Office Products common stock and options remaining after U.S. Office Products' tender offer were replaced with options to acquire School Specialty Common Stock, utilizing the option conversion formula applied in connection with the School Specialty Distribution, which affected the number of shares issuable upon exercise of the options and the exercise price of the options. The number of options and exercise prices set forth below represent the number of options (and exercise price of options) for School Specialty Common Stock that the officer would have been granted if all U.S. Office Products options granted during the fiscal year were replaced with School Specialty options.

              OPTIONS GRANTED IN FISCAL YEAR ENDED APRIL 25, 1998

                                                                                                    POTENTIAL REALIZABLE VALUE
                                                            PERCENT OF
                                                           TOTAL OPTIONS                            AT ASSUMED ANNUAL RATES OF
                                                            GRANTED TO                               STOCK PRICE APPRECIATION
                                                 OPTIONS   EMPLOYEES IN                                 FOR OPTION TERM(3)
                                                 GRANTED      FISCAL       EXERCISE    EXPIRATION   --------------------------
NAME                                               (1)        YEAR(2)      PRICE(2)       DATE           5%           10%
----------------------------------------------  ---------  -------------  -----------  -----------  ------------  ------------
Daniel P. Spalding............................    135,484        52.7%     $   16.80      4/28/07   $  1,431,447  $  3,627,567
Ronald E. Suchodolski.........................     18,065         7.0%         19.93     12/12/07        226,424       573,804
Richard H. Nagel..............................     18,065         7.0%         19.93     12/12/07        226,424       573,804
Donald Ray Pate, Jr...........................     --           --            --           --            --            --
Douglas Moskonas..............................     18,065         7.0%         19.93     12/12/07        226,424       573,804

------------------------

(1) The options granted are non-qualified stock options, which are exercisable at the market price on the date of grant, beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares and expire ten years from the date of grant. The options become fully exercisable upon a change in control, as defined in the Incentive Plan.

(2) Total options granted refers to options to acquire U.S. Office Products common stock given to all employees of the Educational Supplies and Products Division of U.S. Office Products during fiscal 1998.

(3) The dollar amounts under these columns are the results of calculations at assumed annual rates of stock appreciation of 5% and 10%. These assumed rates of growth were selected by the SEC for illustration purposes only. They are not intended to forecast possible future appreciation, if any, of stock prices. No gain to the optionees is possible without an increase in stock prices, which will benefit all stockholders.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED APRIL 25, 1998 AND FISCAL
  YEAR-END 1998 OPTION VALUES

    The following table sets forth certain information regarding unexercised options held by the Named Officers at April 25, 1998. All options were granted by U.S. Office Products as options to acquire U.S. Office Products common stock and options remaining after U.S. Office Products' tender offer were replaced with options to acquire shares of School Specialty Common Stock, utilizing the option conversion formula applied in connection with the School Speciality Distribution. The number of options set forth below represents the number of options for School Specialty Common Stock that the officer would have held at the end of the fiscal year if all U.S. Office Products options held on that date (prior to the U.S. Office Products tender offer) were replaced with School Specialty options.

                                                                                                              VALUE OF
                                                                                                             UNEXERCISED
                                                                                                            IN- THE-MONEY
                                                                              NUMBER UNEXERCISED OPTIONS     OPTIONS AT
                                                                                                             FISCAL YEAR
                                               SHARES                         HELD AT APRIL 25, 1998 (#)     END ($)(1)
                                             ACQUIRED ON         VALUE      ------------------------------  -------------
                  NAME                      EXERCISE (#)     REALIZED ($)     EXERCISABLE    UNEXERCISABLE   EXERCISABLE
----------------------------------------  -----------------  -------------  ---------------  -------------  -------------
Daniel P. Spalding......................         --            $  --              --              135,484     $  --
Ronald E. Suchodolski...................         --               --              --               18,065        --
Richard H. Nagel........................         --               --              --               18,065        --
Donald Ray Pate, Jr.....................         --               --              --              --             --
Douglas Moskonas........................         --               --              --               31,613        --


                  NAME                    UNEXERCISABLE
----------------------------------------  -------------
Daniel P. Spalding......................       N/A
Ronald E. Suchodolski...................       N/A
Richard H. Nagel........................       N/A
Donald Ray Pate, Jr.....................       N/A
Douglas Moskonas........................       N/A

------------------------

(1) At the end of fiscal 1998, School Specialty Common Stock was not traded. Therefore it is not possible to determine the value of unexercised in-the-money options as of that date.

1998 STOCK INCENTIVE PLAN

    The purpose of the 1998 Stock Incentive Plan (the "Plan") is to promote the long-term growth and profitability of the Company by providing employees with incentives to improve stockholder value and contribute to the growth and financial success of the Company, and by enabling the Company to attract, retain and reward highly motivated and qualified employees. The maximum percentage of shares of Company Common Stock that may be issued with respect to awards granted under the Plan is 20% of the outstanding Common Stock of the Company determined immediately after the grant of the award. The maximum number of shares that may be issued with respect to awards granted under the Plan to an individual in a calendar year may not exceed 1.2 million shares. The Plan will be administered by the Compensation Committee of the Board of Directors. All employees of the Company and its subsidiaries, as well as non-employee directors of the Company, are eligible to receive awards under the Plan. The Plan authorizes the Compensation Committee to make awards of incentive stock options, non-qualified stock options, restricted stock, and other stock-based awards. The Compensation Committee will determine the prices (which may not be less than the fair market value on the date of award), vesting schedules, expiration dates and other material conditions under which such awards may be exercised.

    Mr. Ledecky received 914,079 stock options for Company Common Stock, which is equal to 7.5% of the outstanding Company Common Stock determined as of June 9, 1998, without regard to the public offering that closed on June 15,1998. The options are intended to compensate Mr. Ledecky for his services to School Specialty as an employee. The option has a per share exercise price equal to $15.50. Based on the exercise price of $15.50 and an assumed trading volatility index of the School Specialty Common Stock of 35.0%, the estimated value of the option is approximately $2.6 million, net of taxes at an assumed 40% rate. Mr. Ledecky's option is fully vested when granted but will not be exercisable until June 9, 1999. Mr. Ledecky's option from the Company will be exercisable immediately if Mr. Ledecky dies before the option expires or if and to the extent that School Specialty accelerates the exercise schedule of substantially all management options. All unexercised portions of the option will expire ten years after its date of grant or, if applicable, as of the date Mr. Ledecky violates his non-competition agreement with School Specialty.

    As of June 10, 1998 Daniel P. Spalding received an option (the "Spalding Option") pursuant to the Plan for 228,519 shares, which is equal to 1.9% of the outstanding Common Stock as of that date. The Spalding Option has the same terms as Mr. Ledecky's option, including an exercise price equal to $15.50. Based on the exercise price of $15.50 an assumed trading volatility index of the School Specialty Common Stock of 35.0%, the estimated value of the option is approximately $0.7 million, net of taxes at an assumed 40% rate. In addition, certain executive officers of the Company received options for in aggregate 621,564 shares (approximately 5.1% of the Common Stock) on June 10, 1998 also at an exercise price of $15.50.

DIRECTOR COMPENSATION AND OTHER ARRANGEMENTS

    School Specialty granted each non-management director 15,000 options to purchase School Specialty Common Stock upon their initial election as members of the Board of Directors. The Company intends to grant options to acquire 5,000 shares for each additional year of service. Non-management directors are paid an annual retainer of $20,000 and $1,000 for each additional special meeting attended and will also be reimbursed for all out-of-pocket expenses related to their service as directors.

    The Company entered into an employment agreement with Mr. Ledecky effective as of June 10, 1998 that implemented certain portions of an agreement (the "Ledecky Services Agreement") that Mr. Ledecky had previously entered into with U.S. Office Products. Under the employment agreement, Mr. Ledecky reports to the Board of Directors and senior management of the Company. In such capacity, Mr. Ledecky provides high-level acquisition negotiation services and strategic business advice. The Company can require Mr. Ledecky's performance of such services, consistent with his other contractual obligations to Consolidation Capital Corporation, U.S. Office Products and the other Spin-Off Companies. As an employee, Mr. Ledecky is also subject to the generally applicable personnel policies of the Company and is eligible for such benefit plans in accordance with their terms. The Company pays Mr. Ledecky an annual salary of $48,000 for up to two years. The Company may terminate Mr. Ledecky's employment with "cause", where cause consists of (i) his conviction of or guilty or nolo contendere plea to a felony demonstrably and materially injurious to the Company, or (ii) his violation of the non-competition provision as it relates to the Company.

    The Ledecky Services Agreement provides for non-competition and non-solicitation restrictions that continue until the later of June 10, 2000 or one year after Mr. Ledecky leaves School Specialty's employ. These provisions generally restrict Mr. Ledecky from, among other things, investing in or working for or on behalf of any business selling any products or services in direct competition with U.S. Office Products or the Spin-Off Companies (collectively, the "U.S. Office Products Companies"), within 100 miles of any location where the relevant U.S. Office Products Company regularly maintains an office with employees. (For this purpose, "products or services" includes products or services offered by School Specialty.) Notwithstanding this prohibition, Mr. Ledecky may serve in a policy making role (but not engage in direct personal competition) with respect to the following businesses: (i) businesses selling, supplying, or distributing janitorial or sanitary products or services; (ii) businesses managing or servicing equipment (other than computers); (iii) businesses providing internet services; (iv) UniCapital Corporation's current businesses (which include equipment leasing); or (v) U.S. Marketing Services' shelf-stocking and merchandising and point-of-purchase display creation business. The Ledecky Services Agreement prohibits Mr. Ledecky from trying to hire away managerial employees of School Specialty or from calling upon customers of the School Specialty to solicit or sell products or services in direct competition with School Specialty. Mr. Ledecky also may not hire away for Consolidation Capital Corporation any person then or in the preceding one year employed by School Specialty.

EMPLOYMENT CONTRACTS AND RELATED MATTERS

    School Specialty has entered into employment agreements with the following four of its Named Officers: Daniel P. Spalding (Chairman and Chief Executive Officer), Donald Ray Pate, Jr. (Executive Vice

President and President of Re-Print), Richard H. Nagel (Executive Vice President and President of Sax Arts & Crafts) and David J. Vander Zanden, (President and Chief Operating Officer).

    Daniel P. Spalding, Chief Executive Officer of School Specialty, entered into an employment contract with Old School on April 29, 1996. The contract has an initial term of four years but, unless terminated, is automatically extended at the end of each of the last three years of the initial term for another year. Mr. Spalding receives a base salary of at least $180,000 and participates in an incentive bonus plan which provides for an annual bonus up to 100% of base salary upon the attainment of profit and revenue objectives. Following the termination of his employment for any reason, Mr. Spalding has agreed not to compete with School Specialty for a period equal to the longer of two years or, in the case of early termination, the years remaining on his contract. If Mr. Spalding is terminated without cause, as defined in the contract, he is entitled to his entire base salary for the years remaining on the contract. In addition, Mr. Spalding may terminate his contract for good cause (e.g., a material, adverse change in his position or responsibilities or any material breach on the part of School Specialty) or within five days of a change in control of School Specialty. The contract defines a change of control to mean: (i) the acquisition of beneficial ownership of 50% or more of voting securities of School Specialty by any person other than U.S. Office Products; (ii) a loss of majority status by the combination of members of U.S. Office Products' Board at the time of its initial public offering and any Board members installed by a two-thirds vote of the then-present initial Directors or any Directors subsequently installed by them; (iii) any reorganization of U.S. Office Products unless 75% of the beneficial ownership of U.S. Office Products voting securities remains in the same hands; or (iv) U.S. Office Products or more than 49% of its assets are liquidated. The Company expects to enter into an amendment to Mr. Spalding's employment agreement in respect of the change of control provisions to reflect the Company's public status.

    Donald Ray Pate, Jr., serves as President of Re-Print and entered into an employment contract with Re-Print on July 26, 1996 to serve as its President. The contract runs for four years but provides for two automatic one-year extensions unless Re-Print gives 60 days written notice of its intent not to renew. Mr. Pate's annual base salary is $125,000, and he participates in an executive compensation program and incentive bonus plan based upon the attainment of profit and revenue objectives. Following the termination of his employment for any reason, Mr. Pate has agreed not to compete with Re-Print for the longer of two years or until the end of the contractual term. If Mr. Pate is terminated without cause, he is entitled to receive his base salary for three months or until the end of the initial contractual term, whichever period is greater. Mr. Pate was granted options on June 10, 1998 to purchase 45,703 shares with the same terms as Mr. Ledeckys' options, including an excercise price of $15.50 (See "--1998 Stock Incentive Plan").

    Richard H. Nagel, President of Sax Arts & Crafts, entered into a four-year employment contract with Sax Arts & Crafts on June 27, 1997 to serve as its President. Mr. Nagel's annual base salary is at least $125,000, and he participates in an executive compensation program and an incentive bonus plan based upon the attainment of profit and revenue objectives. Following the termination of his employment for any reason, Mr. Nagel has agreed not to compete with Sax Arts & Crafts for one year. If Mr. Nagel is terminated without cause, he is entitled to receive his base salary for one year or until the end of the contractual term, whichever period is lesser. Mr. Nagel was granted options on June 10, 1998 to purchase 45,703 shares with the same terms as Mr. Ledecky's options, including an excercise price of $15.50. (See "--1998 Stock Incentive Plan").

    David J. Vander Zanden became President and Chief Operating Officer in March 1998. After the School Specialty Distribution, School Specialty entered into a two-year employment contract with Mr. Vander Zanden, with automatic two-year extensions unless School Specialty or Mr. Vander Zanden gives 90 days written notice of either party's intent not to renew. The employment contract provides for a base salary of $225,000 and participation in an incentive bonus plan based upon the attainment of profit and revenue objectives. The employment contract also contains a covenant not to compete upon termination of the agreement, and provides Mr. Vander Zanden the right to terminate the agreement upon a change of control in School Specialty, defined in the agreement. Mr. Vander Zanden was granted options on June 10, 1998 to purchase 228,519 shares with the same terms as Mr. Ledecky's options, including an excercise price of $15.50. (See "--1998 Stock Incentive Plan").

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee consists of Mr. McKenna and Ms. Wallach. No member of the Compensation Committee has ever been an officer of School Specialty or any of its subsidiaries and no executive officer of the Company has served on the Compensation Committee or the board of directors of any company of which any director of the Company is an executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of July 17, 1998, the number and percentage of outstanding shares of School Specialty Common Stock beneficially owned by (i) all persons known by School Specialty to own beneficially more than 5% of the Common Stock, (ii) each director, (iii) the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers"), and (iv) all directors and executive officers as a group.

                                                                      NUMBER OF     PERCENT OF
                                                                        SHARES      OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                                    OWNED         SHARES
--------------------------------------------------------------------  ----------  ---------------
Daniel P. Spalding (1)..............................................     199,219           1.4%
Ronald Suchodolski..................................................      --            --
Jonathan J. Ledecky (2).............................................     207,100           1.4
Richard H. Nagel....................................................      --            --
Donald Ray Pate, Jr. (3)............................................     158,444           1.1
Douglas Moskonas (1)................................................       6,500         *
Leo C. McKenna......................................................       5,016         *
David J. Vander Zanden..............................................      50,000         *
Rochelle Lamm Wallach...............................................       1,950         *
All current executive officers and directors as a group (13 persons)
  (1)...............................................................     645,251           4.4

5% STOCKHOLDERS (4)
FMR Corp............................................................   1,342,687           9.2
  82 Devonshire Street
    Boston, MA 02109
Gardner-Lewis Asset Mgmt............................................     899,292           6.2
  285 Wilmington Westchester Pike
    Chadd-Ford, PA 19317

------------------------

*   Less than 1%.

(1) Share amounts include options currently exercisable, or exercisable within 60 days after July 17, 1998, in the amount of 52,001, 5,200 and 67,601 for Mr. Spalding, Mr. Moskonas and all executive officers and directors as a group.

(2) Does not include shares underlying Mr. Ledecky's options described under "Executive Compensation--1998 Stock Incentive Plan," none of which are exercisable within the next twelve months.

(3) Mr. Pate has entered into hedging arrangements that place a ceiling and a floor on the price of certain of his shares of U.S. Office Products common stock.

(4) Share amounts were determined by the Company from sources the Company believes to be reliable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On April 29, 1996, U.S. Office Products acquired Old School in a business combination accounted for under the pooling-of-interests method in which 576,923 shares (as adjusted for a one for four reverse stock split) of U.S. Office Products common stock were issued as consideration. Current officers of School Specialty who received shares of U.S. Office Products common stock in the transaction include Daniel P. Spalding (77,441 shares as adjusted), and an additional 7,504 shares (as adjusted) through an IRA for his benefit), Michael
J. Killoren (6,754 shares as adjusted), and Donald J. Noskowiak (6,754 shares as adjusted). In addition, John S. Spalding (Daniel P. Spalding's father) received 162 shares (as adjusted) and an additional 15,008 shares (as adjusted) through an IRA for his benefit, the Patricia M. Spalding Revocable Trust received 17,731 shares (as adjusted), Joanne Lee Killoren received 15,076 shares (as adjusted), Donald Killoren (Michael J. Killoren's father) received 15,194 shares (as adjusted) and Leo C. McKenna received 69,501 shares (as adjusted). The other parties to the foregoing transactions had no relationship to the Company or U.S. Office Products Company at the time such transactions were entered into, and accordingly, the Company believes that these transactions were as favorable as could be negotiated with third parties.

    U.S. Office Products acquired Re-Print on July 26, 1996 in a business combination accounted for under the pooling-of-interests method in which it issued 487,500 shares (as adjusted) of U.S. Office Products common stock as consideration. In that transaction, Donald Ray Pate, Jr., President of Re-Print, received 269,007 shares (as adjusted) of U.S. Office Products common stock for his interest in Re-Print. Other shareholders related to Mr. Pate who received shares of U.S. Office Products common stock in the merger were Celita Pate Carmichael (7,560 shares as adjusted), Phillip S. Pate (21,338 shares as adjusted), Richard K. Pate (18,480 shares as adjusted), and Mary K. Pate (29,126 shares as adjusted). The other parties to the foregoing transactions had no relationship to the Company or U.S. Office Products Company at the time such transactions were entered into, and accordingly, the Company believes that these transactions were as favorable as could be negotiated with third parties.

    On March 20, 1998, School Specialty acquired substantially all of the assets of the catalog division of Education Access, Inc., a debtor in possession under Chapter 11 of the United States Bankruptcy Code. In this transaction, the secured creditors of Education Access received all of the consideration paid by School Specialty. Lillian R. Kellogg, President of School Specialty's Education Access Division, owns approximately 40% of the capital stock of Education Access. This transaction was the subject of arm's length negotiation between School Specialty and the secured creditors of Education Access, Inc.

    School Specialty's main office and warehouse facility, a 120,000 square foot building located in Appleton, Wisconsin, is leased from Bluemound Corporation. John S. Spalding, a former member of the Board of Old School and the father of Daniel P. Spalding, Chairman of the Board and Chief Executive Officer of School Specialty, holds a one-third stake in Bluemound. Donald Killoren, father of Michael J. Killoren, an officer of School Specialty, also holds a one-third stake in Bluemound. The lease provides for annual payments of $196,000 through December 31, 2001. The Company believes that this transaction was as favorable as could be negotiated with third parties.

    For a discussion of transactions between the Company and Mr. Ledecky, see "Item 11--Executive Compensation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) FINANCIAL STATEMENTS, EXHIBITS AND SCHEDULES

        1. FINANCIAL STATEMENTS (See Item 8 hereof.)

        2. FINANCIAL STATEMENT SCHEDULES (See Item 8 hereof.)

        3. EXHIBITS

    NUMBER                                                 DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------

      3.1*   Restated Certificate of Incorporation

      3.2*   Amended and Restated Bylaws

     10.1*   Distribution Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Consulting,
             Inc., Navigant International, Inc., and School Specialty, Inc.

     10.2*   Tax Allocation Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec
             Technology Partners, Inc., Navigant International, Inc., and School Specialty, Inc.

     10.3*   Tax Indemnification Agreement among Workflow Management, Inc., Aztec Technology Partners, Inc.,
             Navigant International, Inc., and School Specialty, Inc.

     10.4*   Employee Benefits Agreement among Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant
             International, Inc., and School Specialty, Inc.

     10.5*   Employment Agreement dated April 29, 1996, between Daniel P. Spalding and School Specialty, Inc.

     10.6*   Employment Agreement dated July 26, 1996, between Donald Ray Pate, Jr. and The Re-Print Corp.

     10.7*   Employment Agreement dated June 27, 1997, between Richard H. Nagel and Sax Arts & Crafts, Inc.

      10.8   Employment Agreement between David Vander Zanden and School Specialty, Inc.

      10.9   Employment Agreement between School Specialty, Inc. and Jonathan J. Ledecky

    10.10*   Amended Services Agreement dated as of June 8, 1998 between U.S. Office Products and Jonathan J.
             Ledecky

     10.11   1998 Stock Incentive Plan

     10.12   Credit Agreement dated as of June 9, 1998 among School Specialty, Inc., the lenders named therein and
             Nationsbank, N.A.

   10.13**   Asset Purchase Agreement dated as of June 10, 1998 by and among School Specialty, Inc., Hammond and
             Stephens Co. and Roger D. Pannier and Pamela S. Pannier

       21*   Subsidiaries of Registrant

        27   Financial data schedule

      99.1   Schedule II--Valuation and Qualifying Accounts

------------------------

* Incorporated by reference herein from School Specialty's Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission on February 19, 1996, as amended (File No. 333-46357).

** Incorporated by reference herein from School Specialty's Current Report on Form 8-K filed July 15, 1998.

(b) REPORTS ON FORM 8-K. During the last quarter of the fiscal year covered by this report, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Appleton, Wisconsin on July 24, 1998.

                                SCHOOL SPECIALTY, INC.

                                BY:  /S/ DANIEL P. SPALDING
                                     -----------------------------------------
                                     Name: Daniel P. Spalding
                                     TITLE: CHAIRMAN OF THE BOARD AND CHIEF
                                            EXECUTIVE OFFICER

    Each person whose signature appears below hereby appoints Daniel P. Spalding and Donald J. Noskowiak, and both of them either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE              CAPACITY IN WHICH SIGNED         DATE
------------------------------  ---------------------------  ---------------

    /s/ DANIEL P. SPALDING
------------------------------
      Daniel P. Spalding        Chairman of the Board,         July 22, 1998
                                Chief Executive Officer and
                                Director (Principal
                                Executive Officer)

  /s/ DAVID J. VANDER ZANDEN
------------------------------
    David J. Vander Zanden      Director                       July 23, 1998

   /s/ DONALD J. NOSKOWIAK
------------------------------
     Donald J. Noskowiak        Executive Vice President       July 22, 1998
                                and Chief Financial Officer
                                (Principal Financial
                                Officer and Principal
                                Accounting Officer)

   /s/ JONATHAN J. LEDECKY
------------------------------
     Jonathan J. Ledecky        Director                       July 24, 1998

      /s/ LEO C. MCKENNA
------------------------------
        Leo C. McKenna          Director                       July 23, 1998

  /s/ ROCHELLE LAMM WALLACH
------------------------------
    Rochelle Lamm Wallach       Director                       July 23, 1998

                               INDEX TO EXHIBITS

    NUMBER   DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------

      3.1*   Restated Certificate of Incorporation

      3.2*   Amended and Restated Bylaws

     10.1*   Distribution Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Consulting,
             Inc., Navigant International, Inc., and School Specialty, Inc.

     10.2*   Tax Allocation Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec
             Technology Partners, Inc., Navigant International, Inc., and School Specialty, Inc.

     10.3*   Tax Indemnification Agreement among Workflow Management, Inc., Aztec Technology Partners, Inc.,
             Navigant International, Inc., and School Specialty, Inc.

     10.4*   Employee Benefits Agreement among Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant
             International, Inc., and School Specialty, Inc.

     10.5*   Employment Agreement dated April 29, 1996, between Daniel P. Spalding and School Specialty, Inc.

     10.6*   Employment Agreement dated July 26, 1996, between Donald Ray Pate, Jr. and The Re-Print Corp.

     10.7*   Employment Agreement dated June 27, 1997, between Richard H. Nagel and Sax Arts & Crafts, Inc.

      10.8   Employment Agreement between David Vander Zanden and School Specialty, Inc.

      10.9   Employment Agreement between School Specialty, Inc. and Jonathan J. Ledecky

    10.10*   Amended Services Agreement dated as of June 8, 1998 between U.S. Office Products and Jonathan J.
             Ledecky

     10.11   1998 Stock Incentive Plan

     10.12   Credit Agreement dated as of June 9, 1998 among School Specialty, Inc., the lenders named therein and
             Nationsbank, N.A.

    10.13*   Asset Purchase Agreement dated as of June 10, 1998 by and among School Specialty, Inc., Hammond and
             Stephens Co. and Roger D. Pannier and Pamela S. Pannier

       21*   Subsidiaries of Registrant

        27   Financial data schedule

      99.1   Schedule II - Valuation and Qualifying Accounts

------------------------

* Incorporated by reference herein from School Specialty's Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission on February 19, 1996, as amended (File No. 333-46357).

** Incorporated by reference herein from School Specialty's Current Report on Form 8-K filed July 15, 1998.