Form 10-Q
period 1998-07-25
SCHOOL SPECIALTY INC
filed 1998-09-09
CIK 1055454

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                 Washington, DC 20549



                       FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED JULY 25, 1998.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     TRANSITION PERIOD FROM ____________ TO
     _______________

          Commission File Number:  000-24385


                SCHOOL SPECIALTY, INC.
(Exact Name of Registrant as Specified in its Charter)

      Delaware                                    39-0971239
  (State or Other                               (IRS Employer
Jurisdiction of Incorporation)               Identification No.)
              1000 North Bluemound Drive
                  Appleton, Wisconsin
       (Address of Principal Executive Offices)

                         54914
                      (Zip Code)

                    (920) 734-2756
 (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]     No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at
            Class                         August 31, 1998
Common Stock, $0.001 par value            14,572,784

                SCHOOL SPECIALTY, INC.

                  INDEX TO FORM 10-Q

     FOR THE QUARTERLY PERIOD ENDED JULY 25, 1998


PART I - FINANCIAL INFORMATION
                                                   Page
                                                 Number
ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets at July 25, 1998
          (Unaudited) and April 25, 1998                      1

     Unaudited Consolidated Statements of Income for
     the Three Months Ended July 25, 1998 and
     July 26, 1997                                            2

     Unaudited Consolidated Statements of Cash Flows
     for the Three Months Ended July 25, 1998 and
     July 26, 1997                                            3

     Notes to Unaudited Consolidated Financial
     Statements                                               5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS        9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                         12

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS           12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                    12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                SCHOOL SPECIALTY, INC.
              CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                             July 25,   April
                                                         25,
                                               1998      1998
                                             (unaudited)
                  ASSETS
Current assets:
Cash and cash equivalents                     $      - $      -
Accounts receivable, less allowance for         92,632   38,719
 doubtful accounts of $754 and $716,
 respectively
Inventories                                     56,092   49,306
Prepaid expenses and other current assets       12,435   13,504
     Total current assets                      161,159  101,529
Property and equipment, net                     23,316   22,553
Intangible assets, net                         112,450   99,613
Other assets                                       109       34
     Total assets                             $297,034 $223,729


   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                              $   244  $    11
  Short-term payable to U.S. Office Products         -   20,277
  Accounts payable                              42,636   23,788
  Accrued compensation                           4,772    4,458
  Other accrued liabilities                     15,327    5,204
     Total current liabilities                  62,979   53,738
Long-term debt                                     287      315
Long-term payable to U.S. Office Products            -   62,699
Long-term debt to bank                          77,600        -
Deferred income taxes                              512      511
     Total liabilities                         141,378  117,263

Stockholders' equity:
Common stock, $0.001 par value per share,
 151,000,000 shares authorized and 14,572,784
 shares issued and outstanding                      15        -
Capital paid in excess of par value            147,495        -
Divisional equity                                    -  104,883
Accumulated other comprehensive income               4        3
Retained earnings                                8,142    1,580
  Total stockholders' equity                   155,656  106,466
     Total liabilities and stockholders'
      equity                                  $297,034 $223,729

See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
           CONSOLIDATED STATEMENTS OF INCOME
                      (unaudited)
      (In thousands, except per share amounts)

                                             For the Three
                                                Months
                                                 Ended
                                            July       July
                                             25,        26,
                                            1998       1997


Revenues                                 $126,657    $87,029
Cost of revenues                           82,615     56,692
     Gross profit                          44,042     30,337
Selling, general and administrative        29,642     18,465
 expenses
Non-recurring charges                       1,074          -
     Operating income                      13,326     11,872
Other income (expense):
  Interest expense                         (1,177)    (1,315)
  Interest income                               4          -
Income before provision for income         12,153     10,557
 taxes
Provision for income taxes                  5,590      4,753

Net income                               $  6,563    $ 5,804

Weighted average shares outstanding:
  Basic                                    14,728     11,809
  Diluted                                  14,848     12,013
Net income per share:
  Basic                                  $   0.45    $  0.49
  Diluted                                $   0.44    $  0.48

See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (unaudited)
                    (In thousands)

                                                 For the Three
                                                  Months Ended
                                                  July       July
                                                  25,         26,
                                                   1998      1997
Cash flows from operating activities:
  Net income                                      $6,563    $5,804
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation and amortization expense            1,428       818
  Non-recurring charges                            1,074         -
Change in current assets and liabilities (net
 of assets acquired and liabilities assumed in
 business combinations accounted for under the
 purchase method):
  Accounts receivable                            (52,917)  (39,307)
  Inventory                                       (3,405)   (1,156)
  Prepaid expenses and other current assets        1,273    (1,642)
  Accounts payable                                18,967    10,201
  Accrued liabilities                             10,214     6,289
     Net cash used in operating activities       (16,803)  (18,993)

Cash flows from investing activities:
  Cash paid in acquisitions, net of cash
   received                                      (16,895)  (63,740)
  Additions to property and equipment               (902)   (3,587)
  Other                                              527        98
     Net cash used in investing activities       (17,270)  (67,229)

Cash flows from financing activities:
  Proceeds from (payments of) short-term debt,   (20,277)        -
   net
  Advances from (payments to) U.S. Office        (62,699)  (14,171)
   Products
  Capital contribution by U.S. Office Products     8,829    71,951
  Proceeds from issuance of common stock          32,735         -
  Proceeds from issuance of long-term debt        77,600         -
  Capitalized loan fees                           (2,104)        -
     Net cash from financing activities           34,084    86,122

Net increase (decrease) in cash and cash               -         -
 equivalents
Cash and cash equivalents, beginning of period         -         -
Cash and cash equivalents, end of period          $    -    $    -

Supplemental disclosures of cash flow
 information:
  Interest paid                                   $  530    $    -


See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                      (unaudited)
                     (In thousands)

The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method in the three months ended July 25, 1998 and July 26, 1997. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                         For the Three
                                          Months Ended
                                       July 25,    July 26,
                                         1998        1997

Accounts receivable                      $   996   $ 9,427
Inventories                                3,381    14,913
Prepaid expenses and other current           302     2,180
 assets
Property and equipment                       596     3,368
Intangible assets                         11,301    48,036
Other assets                                 520       210
Short-term debt                                -         -
Accounts payable                           (201)    (7,237)
Accrued liabilities                            -    (3,591)
Long-term debt                                 -         -
     Net assets acquired                 $16,895   $67,306
Acquisitions were funded as follows:
United States Office Products common     $     -   $ 3,566
 stock
Cash                                      16,895    63,740
     Total                               $16,895   $67,306


See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (unaudited)
       (In thousands, except per share amounts)

NOTE 1-BASIS OF PRESENTATION

The    accompanying   unaudited   condensed   financial
statements  have  been  prepared  in  accordance   with
generally  accepted accounting principles  for  interim
financial information and with the instructions to Form
10-Q  and  Rule 10-01 of Regulation S-X.   Accordingly,
they  do  not  include  all  of  the  information   and
footnotes  required  by generally  accepted  accounting
principles for complete financial statements.   In  the
opinion  of management, all adjustments (consisting  of
normal recurring accruals) considered necessary  for  a
fair  presentation  have been  included.   The  Balance
Sheet at April 25, 1998 has been derived from the Company's audited financial statements for the fiscal year ended April 25, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 25, 1998.

NOTE 2-STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the three months ended July 25, 1998 were as follows:

Stockholders' equity balance at April 25, 1998    $106,466
Shares distributed in public offering               32,735
Contribution by U.S. Office Products                 9,891
Cumulative translation adjustments                       1
Net income                                           6,563

Stockholders' equity balance at July 25, 1998     $155,656

On June 10, 1998, U.S. Office Products distributed to its shareholders one share of School Specialty common stock for every 9 shares of U.S. Office Products common stock held by each respective shareholder. The share data reflected in the accompanying financial statements represents the historical share data for U.S. Office
Products for the period or as of the date indicated, and retroactively adjusted to give effect to the one for nine distribution ratio and includes shares issued in the public offering during the three months ended
July 25, 1998.

NOTE 3-EARNINGS PER SHARE

In  fiscal  1998,  the  Company  adopted  Statement  of
Financial  Accounting  Standards  ("SFAS")   No.   128,
"Earnings  Per  Share."  SFAS No.  128  simplifies  the
standards  required under current accounting rules  for
computing   earnings  per  share   and   replaces   the
presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The   following  information  presents  the   Company's
computations of basic and diluted EPS for  the  periods
presented in the consolidated statement of income:
                                   Income         Shares     Per Share
                                 (Numerator)   (Denominator)   Amount

Three months ended July 25, 1998:
 Basic  EPS                         $6,563         14,728      $ 0.45
 Effect of dilutive employee stock
  options                                -            120      $(0.01)
 Diluted  EPS                       $6,563         14,848      $ 0.44

Three months ended July 26, 1997:
  Basic  EPS                        $5,804         11,809      $ 0.49
  Effect of dilutive employee stock
   options                               -             204      $(0.01)
  Diluted  EPS                      $5,804         12,013      $ 0.48

The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 4-ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income."
SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components
(revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company's other comprehensive income for the period ended July 25, 1998 is $1 and $4, on a cumulative basis. The Company's comprehensive income is comprised solely of translation adjustments.

NOTE 5-CREDIT FACILITY

On  June  9, 1998, the Company entered into  a  secured
$250,000  revolving credit facility  with  NationsBank,
N.A. as administrative agent.  The credit facility will
terminate  five  years  from  inception.  Interest   on
borrowings under the credit facility will accrue  at  a
rate  of,  at the Company's option, either  LIBOR  plus
1.00% or the lender's base rate, plus a margin of 0% to
 .25%  for up to the first 6 months under the agreement.
Thereafter, interest will accrue at a rate of (i) LIBOR
plus  a  range of .625% to 2.000%, or (ii) the lender's
base rate plus a range of .125% to .250% (depending  on
the Company's leverage ratio of funded debt to EBITDA).
Indebtedness  will be secured by substantially  all  of
the  assets  of  the  Company. The credit  facility  is
subject  to  terms and conditions typical of facilities
of  such size and includes certain financial covenants.
The Company borrowed under the credit facility to repay
the  U.S. Office Products' debt which it  was obligated
to repay as part of its spin-off from U.S. Office Products
on June 10, 1998. The balance of the credit facility will
be  available for working capital, capital expenditures
and  acquisitions, subject to compliance with financial
covenants.  The amount outstanding as of July 25,  1998
under the credit facility was $77,600.

NOTE 6-BUSINESS COMBINATIONS

During the fiscal period ended April 25, 1998, the Company completed 8 business combinations which were accounted for under the purchase method.

In the first quarter of fiscal 1999, the Company made a
significant   acquisition  accounted  for   under   the
purchase  method  of accounting for an  aggregate  cash
purchase price of $16,850.  The total assets related to
this  acquisition  were $17,275 including  goodwill  of
$12,160  which  will be amortized over 40  years.   The
results  of this acquisition have been included in  the
Company's   results   from  its  respective   date   of
acquisition.

The  following presents the unaudited pro forma results
of  operations  of the Company for the quarters  ending
July  25,  1998  and  July 26, 1997  and  includes  the
Company's consolidated financial statements, which give
retroactive effect to the acquisitions as if  all  such
purchase acquisitions had been made at the beginning of
fiscal   1998.  The  results  presented
below  include
certain   pro   forma  adjustments   to   reflect   the
amortization  of  intangible  assets,  adjustments   to
interest    expense,   adjustments   to   depreciation,
adjustments in executive compensation and the inclusion of a federal income tax provision on all earnings:


                                   For the Quarter
                                         Ended
                                   July       July
                                    25,       26,
                                   1998      1997

          Revenues              $129,037   $131,956
          Net incom                6,813      7,866

          Net income per share:
          Basic                 $   0.47   $   0.68
          Diluted               $   0.47   $   0.67

On  March 30, 1998, the Company acquired certain assets
of   Education  Access  out  of  a  Federal  bankruptcy
proceeding.   Accordingly, revenues and  net  loss  for
Education  Access  included  in  the  above  pro  forma
results   were $1,900 and ($90), respectively, for  the
quarter ended July 25, 1998, compared with revenues and net income of $9,700 and $469, respectively, for the quarter ended July 26, 1997. In addition, the Company incurred a one-time non-recurring charge in the quarter ended July 25, 1998, consisting of compensation expense attributed to the U.S. Office Products stock option tender offer and the sale of shares of stock to certain executive management of the Company, net of underwriting discounts. The after tax charge included in net income for the quarter ended July 25, 1998 is $642.

The unaudited pro forma results of operations are prepared for companies for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1998 or the results which may occur in the future.

NOTE 7-SUBSEQUENT EVENTS

Beckley Cardy Acquisition

Subsequent to July 25, 1998, the Company completed an acquisition of The National School Supply Company
(otherwise known as Beckley-Cardy) that was accounted for under the purchase method of accounting. The aggregate consideration paid for this acquisition was $76,400 in cash plus assumed debt of approximately
$60,000. The timing of this acquisition reflects additional seasonal working capital borrowings of approximately $13,000, which is included in the $60,000 debt assumed. The total assets related to this acquisition were approximately $164,000, including estimated goodwill of approximately $82,000. This goodwill is being amortized over a period of 40 years.
The results of this acquisition will be included in the Company's results from its respective date of acquisition.

The following presents the unaudited pro forma results of operations of the Company for the quarters ending
July  25,  1998  and  July 26, 1997  and  includes  the
Company's consolidated financial statements, which give retroactive effect to the Beckley-Cardy acquisition as well as the acquisitions referred to in Note 6 above, as if all such purchase acquisitions had been made at the beginning of fiscal 1998. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets, adjustments to interest expense, adjustments in executive compensation and the inclusion of a federal income tax provision on all earnings:

                                  For the Quarter
                                       Ended
                                  July       July
                                   25,        26,
                                  1998       1997

          Revenues              $182,727  $184,778
          Net income               8,452     8,859

          Net income per share:
          Basic                 $   0.51  $   0.62
          Diluted               $   0.51  $   0.61

On  March 30, 1998, the Company acquired certain assets
of   Education  Access  out  of  a  Federal  bankruptcy
proceeding.   Accordingly, revenues and  net  loss  for
Education  Access  included  in  the  above  pro  forma
results   were $1,900 and ($90), respectively, for  the
quarter ended July 25, 1998, compared with revenues and net income of $9,700 and $469, respectively, for the quarter ended July 26, 1997. In addition, the Company incurred a one-time non-recurring charge in the quarter ended July 25, 1998, consisting of compensation expense attributed to the U.S. Office Products stock option tender offer and the sale of shares of stock to certain executive management of the Company, net of underwriting discounts. The after tax charge included in net income for the quarter ended July 25, 1998 is $642.

The unaudited pro forma results of operations are prepared for companies for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1998 or the results which may occur in the future.

Term Loan

On  August 14, 1998,  the Company received a commitment
from  NationsBank for an additional $100,000 term loan,
amending  and  increasing the existing $250,000  credit
facility  to  a total of $350,000.  The amended  credit
facility,  consisting  of a $250,000  senior  revolving
credit  facility and a $100,000 term loan, was executed
with  the  bank  under essentially the same  terms  and
conditions  as the Company's existing credit  facility.
NationsBank  is  currently  syndicating  the   $350,000
facility with an expected closing date of September 30,
1998.   On  the syndication closing date,  the  Company
will   transfer  $100,000  from  the  revolving  credit
facility  to  the  term  loan.   The  expanded   credit
facility   will   be  available  for   funding   future
acquisitions and working capital needs.  The term  loan
will  amortize  quarterly over  five  years  under  the
following   amortization  schedule   with   the   first
principal payment due January 30, 1999:

              Year 1       $10,000
              Year 2        15,000
              Year 3        15,000
              Year 4        30,000
              Year 5        30,000
                          $100,000

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Three Months Ended July 25, 1998 and July 26, 1997

     The following table sets forth various items as a percentage of revenues on a historical basis.

                                        Three Months
                                           Ended
                                       July 25, July 26,
                                         1998    1997

  Revenues                              100.0%  100.0%
  Cost of revenues                       65.2%   65.1%
  Gross profit                           34.8%   34.9%
  Selling, general and                   23.4%   21.2%
   administrative expenses
  Non-recurring charges                   0.8%       -
  Operating income                       10.5%   13.6%
  Interest expense, net                   0.9%    1.5%

  Income before provision for income      9.6%   12.1%
   taxes
  Provision for income taxes              4.4%    5.5%

  Net income                              5.2%    6.7%

Revenues

Revenues increased 46% from $87.0 million for the three months ended July 26, 1997 to $126.7 million for the three months ended July 25, 1998. This increase was primarily due to the inclusion of revenues from (i) the one company acquired in a business combination accounted for under the purchase method during the first quarter of fiscal 1999 and (ii) the eight companies acquired in business combinations accounted for under the purchase method during fiscal 1998. Revenues also increased due to sales to new accounts, increased sales to existing customers and higher pricing on certain products in response to increased product costs. Product costs and inbound freight are the most significant elements of cost of revenues.

Gross Profit

Gross profit increased 45%, from $30.3 million or 34.9%
of revenues for the three months ended July 26, 1997 to $44.0 million or 34.8% of revenues for the three months ended July 25, 1998. The decrease in gross profit as a percentage of revenues was due primarily to a shift in revenue mix, primarily attributed to (i) the acquisition of traditional companies in fiscal 1998, which have a lower gross profit as a percentage of revenues, and (ii) an increase in lower margin bid revenues, which offset gross profit generated from the inclusion of the higher gross margin specialty companies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include selling expenses (the most significant component of which is sales wages and commissions), catalog costs, general administrative overhead (which includes information systems and customer service), and accounting, legal, human resources and purchasing expense. Selling, general and administrative expenses increased 60.5%, from $18.5 million or 21.2% of revenues for the three months ended July 26, 1997 to $29.6 million or 23.4% of revenues for the three months ended July 25, 1998. The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to (i) the inclusion of the results of the specialty companies acquired in the first quarter of fiscal 1998, which typically have higher SG&A expenses as a percentage of revenue, and (ii) higher depreciation and amortization expense.

Non-recurring Charges

The Company recorded a compensation charge of  $1.1
million, representing (i) non-cash compensation related to certain employees of School Specialty who tendered in the U.S. Office Products equity self-tender offer options that were previously granted by U.S. Office
Products and (ii) the difference between the amount which certain executive officers of the Company paid for the 250,000 shares of Common Stock purchased directly from the Company in connection with the Company's initial public offering and the amount which they would have paid for such shares if the purchase price per share had been the initial public offering price of the shares offered in the offering. The charge related to the equity self-tender was incurred solely as a result of the tender of options into the equity self-tender and was incurred prior to the spin-off of School Specialty from U.S. Office Products on June 10, 1998.

Interest Expense

Interest expense, net of interest income, decreased by $142,000 due to the reduction of debt from the proceeds of stock issued in the Company's initial public offering.

Provision for Income Taxes

Provision for income taxes for the three months ended
July 26, 1998 increased 17.6 % or $837,000 over the three months ended July 26, 1997, reflecting a income tax rate of 46% for both periods. The higher effective tax rate, compared to the federal statutory rate of 35.0%, is primarily due to state income taxes and non-deductible goodwill amortization.


Liquidity and Capital Resources

At July 25, 1998, the Company had working capital of $98.2 million. The Company's capitalization at July 25,
1998 was $233.5 million and consists of long-term debt of $77.9 million and stockholders'equity of $155.6 million.

The Company anticipates that its cash flow from operations and borrowings available from its existing amended bank credit facility will be sufficient to meet its liquidity requirements for its operations
(including anticipated capital expenditures) and for its additional debt service obligations for the remainder of the fiscal year.

On June 9, 1998, the Company entered into an agreement for a secured $250 million revolving credit facility with NationsBank, N.A. as administrative agent.
The credit facility will terminate five years from inception. Interest on borrowings under the credit facility will accrue at a rate of, at the Company's option, either LIBOR plus 1.00% or the lender's base rate plus a margin of 0% to .25% for up to the first
6 months under the agreement. Thereafter, interest will accrue at a rate of (i) LIBOR plus a range of .625% to 2.000%, or (ii) the lender's base rate plus a range of
 .125% to .250% (depending on the Company's leverage ratio of funded debt to EBITDA). Indebtedness will be secured by substantially all of the assets of the Company. The credit facility is subject to terms and conditions typical of facilities of such size and includes certain financial covenants.

On June 9, 1998, the Company's registration statement on Form S-1 filed pursuant to the Securities Act of 1933, as amended was declared effective by the Securities and Exchange Commission. The registration statement related to an offering of 2,125,000 shares of the Common Stock, par value $.001, of the Company at an aggregate offering price of $32,937,500. On June 10, 1998, School Specialty sold 2,125,000 shares of Common
Stock. The total proceeds to the Company of the Offering, net of underwriting discounts and commissions of $2,305,625, were

$30,631,875.   In addition, the
Company sold 250,000 shares directly to Daniel P.
Spalding, the Chairman of the Board and its Chief
Executive Officer, David J. Vander Zanden, its
President and Chief Operating Officer, and Donald Ray
Pate, Jr., its Executive Vice President for Re-Print.
The shares were sold at a price of $14.415 for aggregate consideration of $3,603,750. The sale of these shares was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.
In connection with the offering, the Company incurred approximately $1,500,000 of expenses. The total net proceeds to the Company of the offering and the sale of 250,000 shares to certain members of management were approximately $32,735,625. The net proceeds were used to reduce indebtedness outstanding under the Company's credit facility. The debt under the credit facility had been incurred to pay debt of U.S. Office Products allocated to the Company in connection with the Company's spin-off from U.S. Office Products.

Cash used in operating activities during the three months ended July 25, 1998 was $16.8 million. This net use of cash by operating activities during the period is indicative of the high seasonal nature of the business, with sales occurring in the first and second quarter of the fiscal year and cash receipts in the latter half of the third quarter. Net cash used in investing activities was $17.3 million, with $16.9 million used for the Hammond and Stephens acquisition and $902,000 used to purchase fixed assets. Net cash provided by financing activities was $40.6 million and included $83.3 million borrowed under a $250 million revolving credit facility to repay the U.S. Office
Products debt of $83.3 million. Net proceeds from the Company's initial public offering and the sale of 250,000 shares of Common Stock to certain employees was used to repay a portion of the $83.3 million borrowed under the credit facility. After such repayment, the Company borrowed $16.9 million for the acquisition of Hammond & Stephens and increased borrowings by $10.1 million to fund seasonal working capital needs. U.S.
Office Products contributed capital of $8.2 required under the distribution agreement entered into with the Company in connection with the spin-off.

Subsequent  to July 25, 1998, the Company completed  an
acquisition  of  The  National  School  Supply  Company
(otherwise  known as Beckley-Cardy) that was  accounted
for  under  the  purchase method  of  accounting.   The
aggregate  consideration paid for this acquisition  was
$76.4   million   in   cash  plus   assumed   debt   of
approximately $60 million.

On  August 14, 1998,  the Company received a commitment
from  NationsBank for an additional $100,000 term loan,
amending  and  increasing the existing $250,000  credit
facility  to  a total of $350,000.  The amended  credit
facility,  consisting  of a $250,000  senior  revolving
credit  facility and a $100,000 term loan, was executed
with  the  bank  under essentially the same  terms  and
conditions  as the Company's existing credit  facility.
NationsBank  is  currently  syndicating  the   $350,000
facility with an expected closing date of September 30,
1998.   On  the syndication closing date,  the  Company
will   transfer  $100,000  from  the  revolving  credit
facility  to  the  term  loan.   The  expanded   credit
facility   will   be  available  for   funding   future
acquisitions and working capital needs.  The term  loan
will  amortize  quarterly over  five  years  under  the
following   amortization  schedule   with   the   first
principal payment due January 30, 1999.

Fluctuations in Quarterly Results of Operations

The Company's business is subject to seasonal influences.
The Company's historical revenues and profitability have been dramatically higher in the first two quarters of its fiscal year (May-October) primarily due to increased shipments to customers coinciding with the start of each school year.

Quarterly results may also be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold and general economic conditions. Moreover, the operating margins of companies acquired by the Company may differ substantially from those of the Company, which could contribute to the further fluctuation in its quarterly operating results. Therefore, results for any quarter are not indicitive of the results that the Company may acheive for any subsequent fiscal quarter or for a full fiscal year.


Inflation

The Company does not believe that inflation has had a material impact on its results of operations during the three months ended July 25, 1998 and July 26, 1997, respectively.

Year 2000

      The  Company has investigated the extent to which
its  operations  are subject to Year  2000  issues  and
assessed the measures it believes will be necessary  to
avoid   any   material  disruption  to  its  operations
relating  to  Year 2000 issues.  On the basis  of  this
investigation  and  assessment, the Company  has  taken
steps to ensure that its products and systems will  not
be adversely impacted by Year 2000 issues.  The cost to
the  Company for such compliance measures has not  been
material,  and  management believes that  the  cost  of
additional modifications, if any, will likewise not  be
material.   In addition to assessing its own  readiness
for the Year 2000, the Company has begun the process of
initiating  formal  communications  with  all  of   its
significant suppliers to determine the extent to which the Company is vulnerable to those third parties' potential to remediate their own Year 2000 issues.
There can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

Forward-Looking Statements

       In   accordance  with  the  Private   Securities
Litigation Reform Act of 1995, the Company can obtain a
"safe-harbor"   for   forward-looking   statements   by
identifying those statements and by accompanying  those
statements  with cautionary statements  which  identify
factors  that  could  cause actual  results  to  differ
materially    from   those   in   the   forward-looking
statements.   Accordingly, the foregoing  "Management's
Discussions  and  Analysis of Financial  Condition  and
Results of Operations" contains certain forward-looking statements relating to growth plans and projected revenues, earnings and costs. The Company's actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include those factors identified in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation_Factors Affecting the Company's Business," contained in the Company's Form 10-K for the year ended
April 25, 1998, which factors are incorporated herein by reference to such Form 10-K.


Item 3.  Quantitative and Qualitative Disclosures about
Market Risk

Not applicable.


Part II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

(d) As reported in the Company's Form 10-K for the period ended April 25, 1998, the Company's initial public offering of 2,125,000 shares of Common
     Stock, par value $0.001, at $15.50 per share, closed on June 10, 1998. All of the net proceeds from this offering (approximately $29,131,875) were used to reduce indebtedness outstanding under the Company's old credit facility.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

  Exhibit No.  Description

      27.1          Financial Data Schedule


(b) The Company filed 1 report on Form 8-K during the quarter covered by this report, as follows:

     (i)  Form 8-K dated June 30, 1998, filed under
Items 2 and 7 (no financial statements filed).

                      SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SCHOOL SPECIALTY, INC.
                              (Registrant)


    9/8/98                    /s/ Daniel P. Spalding
   --------                   ---------------------------
     Date                     Daniel P. Spalding
                              Chairman of the Board and
                              Chief Executive Officer
                              (Principal Executive Officer)


    9/8/98                    /s/ Donald J. Noskowiak
  ---------                   -------------------------------
     Date                     Donald J. Noskowiak
                              Executive Vice President
                              and Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

                   INDEX TO EXHIBITS


            Exhibit No.       Description

             27.1             Financial Data Schedule