Form 10-Q/A
period 1998-07-25
SCHOOL SPECIALTY INC
filed 1998-09-24
CIK 1055454

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                 Washington, DC 20549



                      FORM 10-Q/A

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

                  Yes [X]     No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at
            Class                         August 31, 1998
------------------------------            ----------------
Common Stock, $0.001 par value               14,572,784

EXPLANATORY NOTE

This Form 10-Q/A is being filed for the purpose of correcting the following inadvertent errors: (1) in the Consolidated Statements of Cash Flows, (a) for the three months ended July 25, 1998, the "Capital
Contribution by U.S. Office Products" line item under the heading "Cash flows from financing activities" was corrected to read $8,818, and the "Net cash from financing activities" line item under the same heading was corrected to read $34,073, and (b) for the three months ended July 26, 1997, the "Other" line item under the heading "Cash flows from investing activities" was corrected to read $198, the "Net cash used in investing activities" line item under the same heading was corrected to read ($67,129), and the "Advances from (payments to) U.S. Office Products" line item under the heading "Cash flows from financing activities" was corrected to read $14,171. In addition, to the foregoing, Notes 6 and 7 of the Notes to Unaudited
Consolidated Financial Statements have been revised to conform to the disclosure contained in the Company's most recent filing on Form 8-K.

                SCHOOL SPECIALTY, INC.

                  INDEX TO FORM 10-Q

     FOR THE QUARTERLY PERIOD ENDED JULY 25, 1998


PART I - FINANCIAL INFORMATION
                                                   Page
                                                 Number
ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets at July 25, 1998             1
          (Unaudited) and April 25, 1998

     Unaudited Consolidated Statements of Income for          2
     the Three Months Ended July 25, 1998 and
     July 26, 1997

     Unaudited Consolidated Statements of Cash Flows          3
     for the Three Months Ended July 25, 1998 and
     July 26, 1997

     Notes to Unaudited Consolidated Financial                5
     Statements


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                SCHOOL SPECIALTY, INC.
              CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                               July 25,    April 25,
                                                 1998        1998
                                              (unaudited)

                  ASSETS
Current assets:
  Cash and cash equivalents                    $      -   $       -
  Accounts receivable, less allowance for        92,632      38,719
   doubtful accounts of $754 and $716,
   respectively
  Inventories                                    56,092      49,306
  Prepaid expenses and other current assets      12,435      13,504
     Total current assets                       161,159     101,529
  Property and equipment, net                    23,316      22,553
  Intangible assets, net                        112,450      99,613
  Other assets                                      109          34
     Total assets                              $297,034    $223,729


   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                              $    244    $     11
  Short-term payable to U.S. Office Products          -      20,277
  Accounts payable                               42,636      23,788
  Accrued compensation                            4,772       4,458
  Other accrued liabilities                      15,327       5,204
     Total current liabilities                   62,979      53,738
Long-term debt                                      287         315
Long-term payable to U.S. Office Products             -      62,699
Long-term debt to bank                           77,600           -
Deferred income taxes                               512         511
     Total liabilities                          141,378     117,263

Stockholders' equity:
  Common stock, $0.001 par value per share,          15           -
   151,000,000 shares authorized and 14,572,784
   shares issued and outstanding
  Capital paid in excess of par value           147,495           -
  Divisional equity                                   -     104,883
  Accumulated other comprehensive income              4           3
  Retained earnings                               8,142       1,580
     Total stockholders' equity                 155,656     106,466
  Total liabilities and stockholders' equity   $297,034    $223,729


See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
           CONSOLIDATED STATEMENTS OF INCOME
                      (unaudited)
    (In thousands, except per share amounts)

                                              For the Three Months
                                                      Ended
                                               July 25,    July 26,
                                                 1998        1997

Revenues                                       $126,657    $87,029
Cost of revenues                                 82,615     56,692
     Gross profit                                44,042     30,337
Selling, general and administrative expenses     29,642     18,465
Non-recurring charges                             1,074          -
     Operating income                            13,326     11,872
Other income (expense):
  Interest expense                              (1,177)    (1,315)
  Interest income                                     4          -
Income before provision for income taxes         12,153     10,557
Provision for income taxes                        5,590      4,753

Net income                                     $  6,563    $ 5,804

Weighted average shares outstanding:
  Basic                                          14,728     11,809
  Diluted                                        14,848     12,013
Net income per share:
  Basic                                        $   0.45    $  0.49
  Diluted                                      $   0.44    $  0.48

See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (unaudited)
                    (In thousands)

                                                    For the Three
                                                     Months Ended
                                                 July 25,     July 26,
                                                   1998         1997
Cash flows from operating activities:
  Net income                                   $   6,563    $   5,804
  Adjustments to reconcile net income to net
   cash used in operating activities:
  Depreciation and amortization expense            1,428          818
  Non-recurring charges                            1,074            -
Change in current assets and liabilities (net
 of assets acquired and liabilities assumed in
 business combinations accounted for under the
 purchase method):
  Accounts receivable                           (52,917)     (39,307)
  Inventory                                      (3,405)      (1,156)
  Prepaid expenses and other current assets        1,273      (1,642)
  Accounts payable                                18,967       10,201
  Accrued liabilities                             10,214        6,289
     Net cash used in operating activities      (16,803)     (18,993)

Cash flows from investing activities:
  Cash paid in acquisitions, net of cash        (16,895)     (63,740)
   received
  Additions to property and equipment              (902)      (3,587)
  Other                                              527          198
     Net cash used in investing activities      (17,270)     (67,129)

Cash flows from financing activities:
  Proceeds from (payments of) short-term debt,  (20,277)            -
   net
  Advances from (payments to) U.S. Office       (62,699)       14,171
   Products
  Capital contribution by U.S. Office Products     8,818       71,951
  Proceeds from issuance of common stock          32,735            -
  Proceeds from issuance of long-term debt        77,600            -
  Capitalized loan fees                          (2,104)            -
     Net cash from financing activities           34,073       86,122

Net increase (decrease) in cash and cash               -            -
 equivalents
Cash and cash equivalents, beginning of period         -            -
Cash and cash equivalents, end of period         $     -      $     -

Supplemental disclosures of cash flow
 information:
  Interest paid                                  $   530      $     -


See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                      (unaudited)
                    (In thousands)

The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method in the three months ended July 25, 1998 and July 26, 1997. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                              For the Three Months
                                                      Ended
                                                July 25,    July 26,
                                                  1998        1997

Accounts receivable                            $   996     $  9,427
Inventories                                      3,381       14,913
Prepaid expenses and other current assets          302        2,180
Property and equipment                             596        3,368
Intangible assets                               11,301       48,036
Other assets                                       520          210
Short-term debt                                      -            -
Accounts payable                                 (201)      (7,237)
Accrued liabilities                                  -      (3,591)
Long-term debt                                       -            -
     Net assets acquired                       $16,895      $67,306
Acquisitions were funded as follows:
United States Office Products common           $     -      $ 3,566
 stock
Cash                                            16,895       63,740
     Total                                     $16,895      $67,306


See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (unaudited)
       (In thousands, except per share amounts)

NOTE 1_BASIS OF PRESENTATION

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

NOTE 2_STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the three months ended July 25, 1998 were as follows:

Stockholders' equity balance at April 25, 1998   $106,466
Shares distributed in public offering              32,735
Contribution by U.S. Office Products                9,891
Cumulative translation adjustments                      1
Net income                                          6,563

Stockholders'equity balance at July 25, 1998     $155,656

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

NOTE 3_EARNINGS PER SHARE

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

The   following  information  presents  the   Company's
computations of basic and diluted EPS for the periods presented in the consolidated statement of income:

                                      Income          Shares        Per Share
                                    (Numerator)    (Denominator)      Amount

Three months ended July 25, 1998:
  Basic  EPS                           $6,563          14,728         $  0.45
  Effect of dilutive employee               -             120         $(0.01)
   stock options
  Diluted EPS                          $6,563          14,848         $  0.44

Three months ended July 26, 1997:
  Basic  EPS                           $5,804          11,809         $  0.49
  Effect of dilutive employee               -             204         $(0.01)
   stock options
  Diluted  EPS                         $5,804          12,013         $  0.48

The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 4_ACCOUNTING PRONOUNCEMENT

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

NOTE 5_CREDIT FACILITY

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

NOTE 6_BUSINESS COMBINATIONS

During the fiscal period ended April 25, 1998, the Company completed 8 business combinations which were accounted for under the purchase method.

In the first quarter of fiscal 1999, the Company made a
significant   acquisition  accounted  for   under   the
purchase  method  of accounting for an  aggregate  cash
purchase  price  of $16,895, resulting in  goodwill  of
approximately $11,000 which will be amortized  over  40
years.   The  results  of  this acquisition  have  been
included in the Company's results from its respective date of acquisition.

The  following presents the unaudited pro forma results
of  operations  of the Company for the quarters  ending
July  25,  1998  and  July 26, 1997  and  includes  the
Company's consolidated financial statements, which give
retroactive effect to the acquisitions as if  all  such
purchase acquisitions had been made at the beginning of
fiscal   1998.  The  results  presented  below  include
certain   pro   forma  adjustments   to   reflect   the
amortization  of  intangible  assets,  adjustments   to
interest    expense,   adjustments   to   depreciation,
adjustments in executive compensation and the inclusion of a federal income tax provision on all earnings at an effective tax rate of 46% and 48% for the quarters ended July 25, 1998 and July 26, 1997, respectively:

                                    For the Quarter
                                        Ended
                                July 25,     July 26,
                                  1998         1997

   Revenues                    $129,037      $131,956
   Net income                     6,825         7,639

   Net income per share:
   Basic                       $   0.46      $   0.65
   Diluted                     $   0.46      $   0.64

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

The July 26, 1997 net income per share does not give pro forma effect to the 2,375 shares issued in the Company's offering and the sale of shares to executive management on June 9, 1998.

The unaudited pro forma results of operations are prepared for companies for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1998 or the results which may occur in the future.

NOTE 7_SUBSEQUENT EVENTS

Beckley Cardy Acquisition

Subsequent to July 25, 1998, the Company completed an acquisition of The National School Supply Company
(otherwise known as Beckley-Cardy) that was accounted for under the purchase method of accounting. The aggregate consideration paid for this acquisition was approximately $77,000 in cash plus assumed debt of approximately $60,000, resulting in goodwill of approximately $76,000 which will be amortized over 40 years. The timing of this acquisition reflects additional seasonal working capital borrowings of approximately $13,000, which is included in the $60,000 debt assumed. The results of this acquisition will be included in the Company's results from its respective date of acquisition.

The  following presents the unaudited pro forma results
of  operations  of the Company for the quarters  ending
July  25,  1998  and  July 26, 1997  and  includes  the
Company's consolidated financial statements, which give
retroactive effect to the Beckley-Cardy acquisition  as
well  as the acquisitions referred to in Note 6  above,
as  if all such purchase acquisitions had been made  at
the  beginning  of fiscal 1998.  The results  presented
below  include certain pro forma adjustments to reflect
the  amortization of intangible assets, adjustments  to
interest expense, adjustments in executive compensation
and the inclusion of a federal income tax provision  on
all  earnings at an effective tax rate of 49%  and  56%
for the quarters ended July 25, 1998 and July 26, 1997, respectively:

                                     For the Quarter
                                          Ended
                                  July 25,      July 26,
                                    1998          1997

      Revenues                   $182,727      $184,778
      Net income                    7,267         6,659

      Net income per share:
      Basic                      $   0.49      $   0.56
      Diluted                    $   0.49      $   0.55

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

The July 26, 1997 net income per share does not give pro forma effect to the 2,375 shares issued in the Company's offering and the sale of shares to executive management on June 9, 1998.

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

                              SCHOOL SPECIALTY, INC.
                              (Registrant)


9/22/98                       /s/ Daniel P. Spalding
-------                       --------------------------
Date                          Daniel P. Spalding
                              Chairman of the Board and
                              Chief Executive Officer
                              (Principal Executive
                              Officer)


9/22/98                       /s/ Donald J. Noskowiak
-------                       ---------------------------
Date                          Donald J. Noskowiak
                              Executive Vice President
                              and Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)