Form 10-Q
period 1998-10-24
SCHOOL SPECIALTY INC
filed 1998-12-08
CIK 1055454

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                 Washington, DC 20549



                       FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED October 24, 1998.

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

                                           Outstanding at
            Class                        November 30, 1998
Common Stock, $0.001 par value               14,572,784

                SCHOOL SPECIALTY, INC.

                  INDEX TO FORM 10-Q

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 24, 1998


PART I - FINANCIAL INFORMATION
                                                   Page
                                                 Number
ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets at October 24, 1998
          (Unaudited) and April 25, 1998                      1

     Unaudited Consolidated Statements of Income for
     the Three Months Ended October 24, 1998 and
     October 25, 1997 and For the Six Months Ended
     October 24, 1998 and October 25, 1997                    2

     Unaudited Consolidated Statements of Cash Flows
     for the Six Months Ended October 24, 1998 and
     October 25, 1997                                         3

     Notes to Unaudited Consolidated Financial
     Statements                                               5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK                                                   15

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION                                    15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                     16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                SCHOOL SPECIALTY, INC.
              CONSOLIDATED BALANCE SHEETS
                          (In thousands)



                                              October 24,    April 25,
                                                 1998           1998
                                                     (unaudited)
         ASSETS
Current assets:
   Cash and cash equivalents                 $       -        $      -

Accounts receivable, less allowance for
  doubtful accounts of $650 and $716,
  respectively                                 149,795          38,719
Inventories                                     52,093          49,306
Prepaid expenses and other current assets       13,403          13,503
Total current assets                           215,291         101,528

Property and equipment, net                     39,491          22,553
Intangible assets, net                         184,849          99,613
Deferred income tax asset                        6,191               -
Other assets                                       316              35
Total assets                                  $446,138        $223,729


   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt             $ 10,314        $     11
Short-term payable to U.S. Office Products           -          20,277
Accounts payable                                31,023          23,788
Accrued compensation                            12,616           4,458
Accrued income taxes                             9,373               -
Accrued restructuring                            4,200               -
Other accrued liabilities                       10,789           5,204
     Total current liabilities                  78,315          53,738

Long-term payable to U.S. Office Products            -          62,699

Long-term debt                                 205,233             315

Other                                              226             511

     Total liabilities                         283,774         117,263

Stockholders' equity:
Common stock, $0.001 par value per share,
  151,000,000 shares authorized and
  14,572,784 shares issued and
  outstanding                                       15               -
Capital paid in excess of par
  value                                        146,768               -
Divisional equity                                    -         104,883
Accumulated other comprehensive income               5               -
Retained earnings                               15,576           1,583
     Total stockholders' equity                162,364         106,466
       Total liabilities and stockholders'    $446,138        $223,729
         equity

See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
           CONSOLIDATED STATEMENTS OF INCOME
                      (unaudited)
          (In thousands, except per share
                       amounts)

                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                      October 24,  October 25,    October 24,   October 25,
                                         1998         1997           1998          1997
Revenues                               $ 212,316   $ 111,460       $ 338,973    $ 198,489
Cost of revenues                         141,555      74,235         224,170      130,927
     Gross profit                         70,761      37,225         114,803       67,562
Selling, general and administrative
  expenses                                47,887      25,070          77,529       43,535
Non-recurring charges:
  Strategic restructuring plan cost            -           -           1,074            -
  Restructuring costs                      4,200           -           4,200            -
Operating income                          18,674      12,155          32,000       24,027
Other income (expense):
  Interest expense                       (3,858)     (1,385)         (5,063)      (2,745)
  Interest income                             45          79              77          124
Income before provision for income        14,861      10,849          27,014       21,406
  taxes
Provision for income taxes                 7,431       4,884          13,021        9,637

Net income                              $  7,430    $  5,965        $ 13,993     $ 11,769


Weighted average shares:
 Basic                                    14,573      12,263          14,651       12,036
 Diluted                                  14,573      12,588          14,710       12,301
Net income per share:
 Basic                                  $   0.51    $   0.49        $   0.96     $   0.98
 Diluted                                $   0.51    $   0.47        $   0.95     $   0.96


See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (unaudited)
                    (In thousands)

                                                For the Six Months Ended
                                                October 24,   October 25,
                                                   1998           1997
Cash flows from operating activities:
Net income                                   $    13,993    $    11,769
Adjustments to reconcile net income to net
 cash used in operating activities:
Depreciation and amortization expense              4,271          1,967
Non-recurring charges                              5,274              -

Change in current assets and liabilities (net
  of assets acquired and liabilities assumed in
  business combinations accounted for under the
  purchase method):
Accounts receivable                             (66,923)       (42,271)
Inventory                                         21,914         11,697
Prepaid expenses and other current assets          4,598          1,516
Accounts payable                                (16,386)          2,531
Accrued liabilities                               16,813          8,035
     Net cash used in operating activities      (16,446)        (4,756)

Cash flows from investing activities:
Cash paid in acquisitions, net of cash received (95,030)       (68,286)
Additions to property and equipment              (1,870)        (2,480)
Other                                                575          (145)
     Net cash used in investing activities      (96,325)       (70,911)

Cash flows from financing activities:
Payments of short-term debt, net                (20,277)        (1,840)
Advances from (payments to) U.S. Office         (62,699)          7,745
  Products
Capital contribution by U.S. Office Products       8,095         69,762

Proceeds from issuance of common stock            32,735              -
Payments of long term debt                     (132,823)              -
Proceeds from issuance of long-term debt         290,700              -
Capitalized loan fees                            (2,960)              -
     Net cash provided by financing activities   112,771         75,667

Net increase (decrease) in cash and cash
  equivalents                                          -              -
Cash and cash equivalents, beginning of period         -              -
Cash and cash equivalents, end of period        $      -       $      -

Supplemental disclosures of cash flow
  information:
Interest paid                                   $  3,230       $      -
Income taxes paid                               $  2,000       $      -

See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                      (unaudited)
                    (In thousands)

The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method in the six months ended October 24, 1998 and October 25, 1997. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                        For the Six Months Ended
                                        October 24,  October 25,
                                           1998          1997

Accounts receivable                   $   44,153    $   11,907
Inventories                               24,701        16,354
Prepaid expenses and other current
  assets                                   3,251         2,229
Property and equipment                    17,312         3,856
Intangible assets                         85,312        52,206
Other assets                               7,223           210
Short-term debt                                -       (1,850)
Accounts payable                        (23,621)       (7,933)
Accrued liabilities                      (6,303)       (1,783)
Long-term debt                          (56,998)       (3,344)
     Net assets acquired              $   95,030    $   71,852
Acquisitions were funded as follows:
U. S. Office Products common stock    $        -    $    3,566
Cash                                      95,030        68,286
      Total                           $   95,030    $   71,852


See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (unaudited)
       (In thousands, except per share amounts)

NOTE 1_BASIS OF PRESENTATION

The   accompanying  unaudited  consolidated   financial
statements  have  been  prepared  in  accordance   with
generally  accepted accounting principles  for  interim
financial information and with the instructions to Form
10-Q  and  Rule 10-01 of Regulation S-X.   Accordingly,
they  do  not  include  all  of  the  information   and
footnotes  required  by generally  accepted  accounting
principles for complete financial statements.   In  the
opinion  of management, all adjustments (consisting  of
normal recurring accruals) considered necessary  for  a
fair  presentation  have been  included.   The  Balance
Sheet at April 25, 1998 has been derived from the Company's audited financial statements for the fiscal year ended April 25, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 25, 1998.

NOTE 2_STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the six months ended October 24, 1998 were as follows:

Stockholders'equity balance at April 25, 1998      $106,466
Shares distributed in public offering                32,735
Contribution by U.S. Office Products                  8,095
Compensation Expense from Officer Stock Purchase      1,074
Cumulative translation adjustments                        1
Net income                                           13,993

Stockholders' equity balance at October 24, 1998   $162,364

On  June 10, 1998, U.S. Office Products distributed  to
its  shareholders one share of School Specialty  common
stock for every 9 shares of U.S. Office Products common
stock   held   by  each  respective  shareholder   (the
"Strategic   Restructuring  Plan").   The  share   data
reflected in the accompanying financial statements represents the historical share data for U.S. Office
Products for the period or as of the date indicated, and retroactively adjusted to give effect to the one for nine distribution ratio and includes shares issued in the public offering during the three months ended
July 25, 1998.

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

The   following  information  presents  the   Company's
computations of basic and diluted EPS for the periods presented in the consolidated statement of income:

                                        Income        Shares      Per Share
                                      (Numerator)  (Denominator)    Amount

Three months ended October 24, 1998:
         Basic  EPS                     $7,430         14,573       $ 0.51
         Effect of dilutive employee
           stock options                     -              -            -
         Diluted  EPS                   $7,430         14,573       $ 0.51

Three months ended October 25, 1997:
         Basic  EPS                     $5,965         12,263       $ 0.49
         Effect of dilutive employee
           stock options                     -            325      $(0.02)
         Diluted  EPS                   $5,965         12,588       $ 0.47

Six months ended October 24, 1998:
        Basic  EPS                     $13,993         14,651       $ 0.96
        Effect of dilutive employee
          stock  options                     -             59      $(0.01)
        Diluted  EPS                   $13,993         14,710       $ 0.95

Six  months ended October 25, 1997:
        Basic  EPS                     $11,769         12,036       $ 0.98
        Effect of dilutive employee
          stock  options                     -            265      $(0.02)
        Diluted  EPS                   $11,769         12,301       $ 0.96


The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 4_ACCOUNTING PRONOUNCEMENTS

In  June 1997, the Financial Accounting Standards Board
("FASB")  issued SFAS No. 130, "Reporting Comprehensive
Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS
No. 130 is effective for fiscal years beginning after December 15, 1997. The Company's other comprehensive income for the period ended October 24, 1998 is $1 and $5, on a cumulative basis. The Company's comprehensive income is comprised solely of translation adjustments.

In June 1997, the FASB issued  SFAS No. 131,
"Disclosures about segments of an enterprise and related information. " SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and will be presented in the Company's Annual Report on Form 10-K for the year ending April 24, 1999. Financial statement disclosures for prior periods are required to be restated. The
Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on consolidated results of operations, financial position or cash flow.

In March 1998, the American Institute of Certified
Public Accountants ("AICPA") issued Statement of
Position 98-1, "Accounting for the costs of computer software developed or obtained for internal use" ("SOP
98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met.
The Company will adopt SOP 98-1 during fiscal year
1999. Adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.


NOTE 5_CREDIT FACILITY

On  June  9, 1998, the Company entered into  a  secured
$250,000  revolving credit facility  with  NationsBank,
N.A. as administrative agent. On August 14, 1998,   the
Company received a commitment from NationsBank  for  an
additional  $100,000 term loan, amending and increasing
the  existing $250,000 credit facility to  a  total  of
$350,000.  On  September 30, 1998, the Company  entered
into  a  five  year secured revolving  $350,000  credit
facility  upon  completion of the  syndication  led  by
NationsBank.  Interest on borrowings under  the  credit
facility will accrue through January 1999 at a rate of,
at the Company's option, either ( i) LIBOR plus 2.375%,
or  (ii)  the lender's base rate plus a margin of  .75%
plus  a fee of .475 on the unborrowed amount under  the
revolving  credit facility.  Thereafter, interest  will
accrue at a rate of (i) LIBOR plus a range of 1.000% to
2.000%, or (ii) the lender's base rate plus a range  of
 .000% to .750% plus a fee ranging from .275 to .475  on
the   unborrowed  amount  under  the  revolving  credit
facility (depending on the Company's leverage ratio  of
funded  debt  to EBITDA). Indebtedness  is  secured  by
substantially  all of the assets of the  Company.   The
credit  facility  is  subject to terms  and  conditions
typical of facilities of such size and includes certain
financial  covenants.  The Company borrowed  under  the
credit facility to repay the U.S. Office Products' debt
outstanding  on  June 10, 1998 in accordance  with  the
terms   of   the   U.S.   Office   Products   Strategic
Restructuring  Plan  and  to  fund  the  two  companies
acquired  in  Fiscal 1999.  The balance of  the  credit
facility will be available for working capital, capital
expenditures  and acquisitions, subject  to  compliance
with financial covenants.  The amount outstanding as of
October   24,  1998  under  the  credit  facility   was
approximately $215,000.

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

In  the  first six months of fiscal 1999,  the  Company
made  two significant acquisitions which were accounted
for  under  the  purchase method of accounting  for  an
aggregate cash purchase price of $94,819, resulting  in
goodwill  of  approximately  $85,000  which   will   be
amortized  over  40  years.   The  results   of   these
acquisitions  have  been  included  in  the   Company's
results from their respective dates of acquisition.

The  following presents the unaudited pro forma results
of  operations  of the Company for the  three  and  six
month  periods ended October 24, 1998 and  October  25,
1997, and includes the Company's consolidated financial
statements,  which  give  retroactive  effect  to   the
acquisitions  as if all such purchase acquisitions  had
been  made at the beginning of fiscal 1998. The results
presented  below include certain pro forma  adjustments
to  reflect  the  amortization  of  intangible  assets,
adjustments   to   interest  expense,  adjustments   to
depreciation, and the inclusion of a federal income tax provision on all earnings for the periods ended October
24, 1998 and October 25, 1997 respectively:


                         Three Months Ended      Six Months Ended
                            Ended
                    October 24, October 25,  October 24,  October 25,
                        1998       1997          1998        1997

Revenues             $212,316    $206,937      $395,043    $391,715
Net income              7,430       6,639        14,697      13,298

Net income per share:
Basic                $   0.51    $   0.54      $   1.00    $   1.10
Diluted              $   0.51    $   0.53      $   1.00    $   1.08

On  March 30, 1998, the Company acquired certain assets
of   Education  Access  out  of  a  Federal  bankruptcy
proceeding.   Accordingly, revenues and  net  loss  for
Education Access included in the above pro forma results were $2,200 and ($20), respectively, for the quarter ended October 24, 1998, compared with revenues and net income of $5,100 and $70, respectively, for the quarter ended October 25, 1997. Revenues and net loss were $4,100 and ($110), respectively, for the six months ended October 24, 1998, compared with revenues and net income of $14,800 and $540, respectively, for the six months ended October 25, 1997.

In addition, the Company incurred non-recurring charges
in  the  quarters ended July 25, 1998 and  October  24,
1998.     The    first   quarter   non-cash   strategic
restructuring   plan  cost  of  $1,074   consisted   of
compensation  expense attributed  to  the  U.S.  Office
Products  stock  option tender offer and  the  sale  of
shares   of   stock  to  certain  executive  management
personnel   of   the  Company,  net   of   underwriting
discounts.   The second quarter restructuring  cost  of
$4,200 is related to the consolidation of the Company's
existing   warehousing,  customer  service  and   sales
operations  resulting from the acquisition of  Beckley-
Cardy, Inc. The $4,200 charge includes $2,100 for employee severance and termination benefits, $1,300 for lease termination and facility shut-down costs and $800 for write down of fixed assets and inventories.

The after-tax charge included in net income for the quarter and six months ended October 24, 1998 is $2,516 and $3,158, respectively.

The  unaudited  pro  forma results  of  operations  are
prepared  for  comparative purposes  only  and  do  not
necessarily  reflect  the  results  that   would   have
occurred had the acquisitions occurred at the beginning of fiscal 1998 or the results which may occur in the future.

Note 7- Subsequent Events

On October 28, 1998 the Company entered into an interest rate swap agreement with the Bank of New York covering $50,000 of the outstanding credit facility.
The agreement fixes the 30 day LIBOR interest rate at 4.37% per annum on the $50,000 notional amount and has a three year term that may be canceled by the Bank of New York on the second anniversary.


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations


     The following table sets forth various items as a percentage of revenues on a historical basis.

                         THREE MONTHS ENDED         SIX MONTHS ENDED
                     OCTOBER 24,   OCTOBER 25,  OCTOBER 24,   OCTOBER 25,
                         1998         1997          1998          1997

Revenues                100.0%       100.0%        100.0%        100.0%
Cost of revenues         66.7%        66.6%         66.1%         66.0%
 Gross profit            33.3%        33.4%         33.9%         34.0%

Selling, general and     22.5%        22.5%         22.9%         21.9%
  administrative
  expenses
Non-recurring charges:
 Strategic restructuring     -            -          0.3%             -
  plan cost
 Restructuring costs       2.0%           -          1.3%             -
Operating income           8.8%        10.9%         9.4%          12.1%
Interest expense, net      1.8%         1.2%         1.5%           1.4%

Income before provision
  for income taxes         7.0%         9.7%         7.9%          10.7%

Provision for income       3.5%         4.4%         3.8%           4.8%
  taxes
Net income                 3.5%         5.3%         4.1%           5.9%


Three Months Ended October 24, 1998 Compared to Three
Months Ended October 25, 1997

Revenues

Revenues increased 90.5% from $111.5 million for the three months ended October 25, 1997 to $212.3 million for the three months ended October 24, 1998. This increase was primarily due to the inclusion of revenues from (i) the two companies acquired in business combinations accounted for under the purchase method during the first and second quarters of fiscal 1999, and (ii) the two companies acquired during the second half of fiscal 1998 in business combinations accounted for under the purchase method. Revenues also increased due to sales to new accounts and increased sales to existing customers.

Gross Profit

Gross profit increased 90.1%, from $37.2 million or 33.4% of revenues for the three months ended October
25, 1997 to $70.8 million or 33.3% of revenues for the three months ended October 24, 1998. The decrease in gross profit as a percentage of revenues was due primarily to a shift in revenue mix, primarily attributed to (i) the acquisition of Beckley-Cardy in the second quarter of fiscal 1999, which has a lower gross profit as a percentage of revenues, and (ii) increases in lower margin bid revenues, offset by the Childcraft and Sax shifts in reveune mix which increased the higher gross margins in the specialty companies.


Selling, General and Administrative Expenses

Selling, general and administrative expenses include selling expenses (the most significant component of which is sales wages and commissions), operations expenses (which includes customer service, warehouse and outbound transportation costs), catalog costs and general administrative overhead (which includes information systems, accounting, legal, human resources and purchasing expense).

Selling, general and administrative expenses increased
91.0%, from $25.0 million or 22.5% of revenues for the three months ended October 25, 1997 to $47.9 million or 22.5% of revenues for the three months ended October
24, 1998. Lower customer service costs and general administrative overhead as a percent of revenues attributed to the integration of the companies acquired in fiscal 1998 were offset by higher sales, depreciation and amortization expenses, resulting in no change in selling, general and administrative expenses as a percentage of sales.

Non-recurring Charges

The  second quarter restructuring costs of $4.2 million
is  related  to  the consolidation of School  Specialty
Inc's  existing warehousing, customer service and sales
operations  resulting from the acquisition of  Beckley-
Cardy, Inc. The Company will close and consolidate five
warehouses and seven customer service locations.  After
the   restructuring,  the  Company  will   have   eight
distribution    centers   located   in   Massachusetts,
Wisconsin,  Ohio,  Kansas, Texas,  Nevada,  Oregon  and
California and two customer service centers in Ohio and
Wisconsin.  The  $4.2  million  charge  includes   $2.1
million   for   employee  severance   and   termination
benefits,  $1.3  million  for  lease  termination   and
facility  shut-down costs and $.8  million   for  write
down of fixed assets and inventories.

The after-tax charge included in net income for the quarter is $2.5 million.

Interest Expense

Interest expense, net of interest income, increased
$2.5 million from $1.3 million or 1.2% of revenues for the three months ended October 25, 1997 to $3.8 million or 1.8% of revenues for the three months October 24, 1998 primarily due to the increase in debt attributed to the debt assumed and cash paid for the four companies acquired since October 25, 1997, offset by debt repaid from the net proceeds of the Company's initial public offering and the sale of 250,000 shares of Common Stock to certain employees in the first quarter of Fiscal 1999.

Provision for Income Taxes

Provision for income taxes for the three months ended
October 24, 1998 increased 52.2 % or $2.5 million over the three months ended October 25, 1997, reflecting income tax rates of 50% and 46% for the three months ended October 24, 1998 and October 25, 1997, respectively.
The higher effective tax rate, compared to the federal statutory rate of 35.0%, is primarily due to state income taxes and non-deductible goodwill amortization.
The increase in the tax rate from 46% to 50% reflects higher non-deductible goodwill primarily attributed to the Beckley-Cardy acquisition in the second quarter of fiscal 1999.

Six Months Ended October 24, 1998 Compared to Six
Months Ended October 25, 1997

Revenues

Revenues increased 71% from $198.5 million for the six months ended October 25, 1997 to $339.0 million for the six months ended October 24, 1998. This increase was primarily due to the inclusion of revenues from (i) the two companies acquired in business combinations accounted for under the purchase method during the first and second quarters of fiscal 1999, and (ii) the eight companies acquired during fiscal 1998 in business combinations accounted for under the purchase method.
Revenues also increased due to sales to new accounts and increased sales to exiting customers.

Gross Profit
Gross profit increased 69.9%, from $67.6 million or 34.0% of revenues for the six months ended October 25, 1997 to $114.8 million or 33.9% of revenues for the six months ended October 24, 1998. The decrease in gross profit as a percentage of revenues was due primarily to a shift in revenue mix, primarily attributed to (i) the acquisition of Beckley-Cardy in the second quarter of fiscal 1999, which has a lower gross profit as a percentage of revenues, and (ii) increases in lower margin bid revenues, offset by the Childcraft and Sax shifts in revenue mix which increased the higher gross margins in the specialty companies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased
78.1%, from $43.5 million or 21.9% of revenues for the
six months ended October 25, 1997 to $77.5 million or
22.9% of revenues for the six months ended October 24,
1998.   The increase in selling, general and
administrative expenses as a percentage of revenues was primarily due to (i) the inclusion of the results of the six companies acquired in the first and second quarters of fiscal 1998, which had higher selling, general and administrative expenses as a percentage of revenue and (ii) higher depreciation and amortization expenses.

Non-recurring Charges

In the first quarter of Fiscal 1999, the Company recorded a non-cash strategic restructuring plan cost of $1.1 million consisting of compensation expense attributed to the U.S. Office Products stock option tender offer and the sale of shares of stock to certain executive management personnel of the Company, net of underwriting discounts.

The  $4.2  million second quarter charge is related  to
the    consolidation   of   the   Company's    existing
warehousing,  customer  service  and  sales  operations
resulting  from the acquisition of Beckley-Cardy,  Inc.
The  Company will close and consolidate five warehouses
and   seven  customer  service  locations.   After  the
restructuring, the Company will have eight distribution
centers  located  in  Massachusetts,  Wisconsin,  Ohio,
Kansas,  Texas, Nevada, Oregon and California  and  two
customer  service  centers in Ohio and  Wisconsin.  The
$4.2  million charge includes $2.1 million for employee
severance  and termination benefits, $1.3  million  for
lease termination and facility shut-down costs and  $.8
million for write down of fixed assets and inventories.

The after-tax charge included in net income for the three months and six months ended October 24, 1998 is $2.5 million and $3.2 million, respectively.


Interest Expense

Interest expense, net of interest income, increased
$2.4 million from $2.6 million or 1.3% of revenues for the six months ended October 25, 1997 to $5.0 million or 1.5% of revenues for the six months October 24, 1998 primarily due to the increase in debt attributed to the debt assumed and cash paid for the four companies acquired since October 25, 1997 offset by a reduction of debt from applying the net proceeds from the Company's initial public offering and the sale of 250,000 shares of Common Stock to certain employees.

Provision for Income Taxes

Provision for income taxes for the six months ended
October 24, 1998 increased 35.1 % or $3.4 million over the six months ended October 25, 1997, reflecting income tax rates of 48.2% and 45% for the six months ended

October 24, 1998 and the six  months ended
October 25, 1997, respectively. The higher effective tax rate, compared to the federal statutory rate of 35.0%, is primarily due to state income taxes and non-deductible goodwill amortization, including the non-deductible goodwill attributed to the second quarter acquisition of Beckley-Cardy.


Liquidity and Capital Resources

At October 24, 1998, the Company had working capital of $137 million. The Company's capitalization at October
24, 1998 was $367.6 million and consisted of long-term debt of $205.2 million and stockholders' equity of $162.4 million.

The Company anticipates that its cash flow from operations and borrowings available from its existing bank credit facility will be sufficient to meet its liquidity requirements for its operations (including anticipated capital expenditures) and for its additional debt service obligations for the remainder of the fiscal year.

On  June  9, 1998, the Company entered into  a  secured
$250    million   revolving   credit   facility    with
NationsBank,  N.A. as administrative agent.  On  August
14,  1998,  the  Company  received  a  commitment  from
NationsBank for an additional $100 million  term  loan,
amending  and  increasing  the  existing  $250  million
credit  facility  to  a  total  of  $350  million.   On
September  30, 1998, the Company entered  into  a  five
year  secured  $350 million revolving  credit  facility
upon  completion of the syndication led by NationsBank.
Interest  on borrowings under the credit facility  will
accrue  through  January 1999 at  a  rate  of,  at  the
Company's option, either (i) LIBOR plus 2.375%, or (ii)
the  lender's base rate, plus a margin of .75%  plus  a
fee   of  .475  on  the  unborrowed  amount  under  the
revolving  credit facility.  Thereafter, interest  will
accrue at a rate of (i) LIBOR plus a range of 1.000% to
2.000%, or (ii) the lender's base rate plus a range  of
 .000% to .750% plus a fee ranging from .275 to .475  on
the   unborrowed  amount  under  the  revolving  credit
facility (depending on the Company's leverage ratio  of
funded  debt  to EBITDA). Indebtedness  is  secured  by
substantially  all of the assets of the  Company.   The
credit  facility  is  subject to terms  and  conditions
typical of facilities of such size and includes certain
financial  covenants.  The Company borrowed  under  the
credit facility to repay the U.S. Office Products' debt
outstanding  on  June 10, 1998 in accordance  with  the
terms   of   the   U.S.   Office   Products   Strategic
Restructuring  Plan  and  to  fund  the  two  companies
acquired  in  Fiscal 1999.  The balance of  the  credit
facility will be available for working capital, capital
expenditures  and acquisitions, subject  to  compliance
with financial covenants.  The amount outstanding as of
October   24,  1998  under  the  credit  facility   was
approximately $215 million.

The term loan will amortize quarterly over five years under the following amortization schedule with the first principal payment due January 30, 1999:

                                   (000 omitted)
                         Year 1       $10,000
                         Year 2        15,000
                         Year 3        15,000
                         Year 4        30,000
                         Year 5        30,000
                                     $100,000

On  October  28,  1998  the  Company  entered  into  an
interest rate swap agreement with the Bank of New  York
covering   $50   million  of  the  outstanding   credit
facility.   The  agreement  fixes  the  30  day   LIBOR
interest rate at 4.37% per annum on the $50 million notional amount and has a three year term that may be canceled by the Bank of New York on the second anniversary.

On June 9, 1998, the Company's registration statement on Form S-1 filed pursuant to the Securities Act of 1933, as amended, was declared effective by the Securities and Exchange Commission. The registration statement related to an offering of 2,125,000 shares of the Common Stock, par value $.001, of the Company at an aggregate offering price of $32,937,500. On June 10, 1998, the Company sold 2,125,000 shares of Common
Stock. The total proceeds to the Company of the offering, net of underwriting discounts and commissions of $2,305,625, were $30,631,875. In addition, the
Company sold 250,000 shares directly to Daniel P.
Spalding, the Chairman of the Board and its Chief
Executive Officer, David J. Vander Zanden, its
President and Chief Operating Officer, and Donald Ray
Pate,

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

During the six  months ended October 24, 1998,  net
cash used in operating activities was $17.0 million.
This net use of cash by operating activities during the
period is indicative of the high seasonal nature of the business, with sales occurring in the first and second quarter of the fiscal year and cash receipts in the
second and third quarters.   Net cash used in investing
activities was $96.3 million, including $95.0 million for acquisitions and $1.9 million for additions to property and equipment. Net cash provided by financing activities was $112.8 million. Borrowings under the revolving credit facility included (i) $16.9 million used to fund the cash portion of the purchase price of the Hammond & Stephens acquisition,(ii) $134.7 million used to fund the Beckley-Cardy acquisition consisting of $78.1 million for the cash portion of the purchase price and $56.6 million for debt repayment, (iii) $83.3 million used to repay the U.S. Office Products debt in accordance with the terms of the Strategic Restructuring Plan and (iv) $56 million used for short-term funding of seasonal working capital and the purchase of property and equipment. $32.7 million net proceeds from the Company's initial public offering and the sale of 250,000 shares of Common Stock to certain employees was used to repay a portion of the $290.7 million borrowed under the revolving credit facility. U. S. Office Products contributed capital of $8.1 million as required under the distribution agreement entered into with the Company in connection with the spin-off.


During the six months ended October 25, 1997, net cash used in operating activities was $4.8 million.
Net cash used in investing activities was $70.9 million, including $68.3 million for acquisitions and $2.5 million for additions to property and equipment.
Net cash provided by financing activities was $75.7 million, including $68.3 million provided by U.S.
Office Products to fund the cash portion of the purchase price and the repayment of debt associated with the fiscal 1998 purchased companies and $7.7 million advanced by U.S. Office Products to fund working capital and the purchase of property and equipment, partially offset by $1.8 million used to repay indebtedness.

Fluctuations in Quarterly Results of Operations

The Company's business is subject to seasonal influences. The Company's historical revenues and profitability have been dramatically higher in the first two quarters of its fiscal year (May-October) primarily due to increased shipments to customers coinciding with the start of each school year.

Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in prices paid by the Company for the products it sells, the mix of products sold and general economic conditions. Moreover, the operating margins of companies acquired by the Company may differ substantially from those of the Company which could contribute to the further fluctuation in its quarterly operating results. Therefore, results for any quarter are not indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations during the three or six months ended October 24, 1998 and October
25, 1997, respectively.

Year 2000

The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year.
As a result,
the systems and applications may not
properly recognize the year 2000 or process data which includes it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures.

The Company has established a centrally-managed, company-wide plan to identify, evaluate and address
Year 2000 issues. Included in the scope of this plan are the Company's operational and financial information technology ("IT") systems and applications, and end-user computing resources. Defined in the plan are compliance definitions and testing guidelines for in-house developed applications and computer hardware platforms. The plan defines a methodology for assessing in-house developed applications. Certifications are being acquired from suppliers for purchased software, including standard software used on personal computers.
In addition, the plan contemplates a review of the Year
2000 compliance efforts of the Company's key suppliers and other principal business partners and, as appropriate, the development of joint business support and continuity plans for Year 2000 issues. While this initiative is broad in scope, it has been structured to identify and prioritize the Company's efforts for mission critical systems, network elements and products and key business partners.

Work is progressing in the following phases:
assessment, remediation, and verification. The
assessment phase involves identifying all in-house
developed computer applications, purchased software and
hardware, merchandise vendors and non-IT systems. The
assessment phase also includes developing a plan for
addressing each item and/or vendor to ensure Year 2000
compliance. The remediation phase is implementing the
change to reach compliance and unit testing. This
includes correspondence with vendors that have products
or services that impact the Company's ability to
continue normal business operations. The verification
phase is system testing the change(s) in similar
environments. This includes testing with vendors and
service provider organizations.   Although the pace of
the work varies among the Company's business units and the phases are often conducted in parallel, as of October 24, 1998, the assessment phase has been substantially completed and the remediation and verification phases are in progress.

The Company expects that most of its mission critical systems, network elements and products will be remediated and verified by May, 1999, subject to additional Year 2000 testing and responsive actions.
The Company's ability to meet that target is dependent upon a variety of factors, including the timely provision of necessary upgrades and modifications by the Company's suppliers and contractors. In some instances, upgrades or modifications are not expected to be available until late 1998 or early 1999; accordingly, the Company's testing and redeployment of affected items may be delayed until later in 1999. In addition, the Company has no method of ensuring that third parties on whom the Company depends for essential services (such as electric utilities, communication carriers, freight carriers, etc.) will convert their critical systems and processes in a timely manner.
Failure or delay by any of these parties could significantly disrupt the Company's business. However, the Company has established a supplier compliance program, and is working with its key suppliers to minimize such risks.

The Company is utilizing both internal and external resources to reprogram, or replace and test the software for Year 2000 modifications. The Company currently estimates that it will incur expenses of approximately $0.1 million through 1999 in connection with the Company's anticipated Year 2000 efforts, in addition to approximately $0.05 million in expenses incurred through October 24, 1998 for matters historically identified as Year 2000-related. The timing of expenses may vary and is not necessarily indicative of readiness efforts or progress to date. The Company anticipates that a portion of its Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing IT resources. The Company also expects to incur certain capital improvement costs
(totaling approximately $0.3 million) to support this project. Such capital costs are being incurred sooner than originally planned, but, for the most part, would have been required in the normal course of business.
The Company expects to fund its Year 2000 efforts through operating cash flows. The Company will utilize its credit facility for capital improvements related to the effort.


As part of the Company's Year 2000 initiative, the Company is evaluating scenarios that may occur as a result of the century change and are in the process of developing contingency and business continuity plans tailored for Year 2000-related occurrences. The
Company is highly reliant on its order processing and inventory systems to fill orders, bill the customer and collect payments. A loss of either of these systems would cause long delays in filling and shipping products, billing the customer and collecting accounts receivable. The highly seasonal nature of the Company's business does not allow for any delay in shipping products to customers. Although the seasonal nature of the Company's business would heighten any problems encountered, the timing of the majority of the Company's sales, shipping, billing and collection efforts for Fiscal 1999 will be complete prior to the Year 2000. The Company expects that any unforeseen problems related to Year 2000 issues would be identified within the months of January and February
2000, which is the slowest period for the Company.  The
Company has identified that it may experience certain inconveniences or inefficiencies as a result of a supplier's failure to remediate its Year 2000 issue.
The Company believes however, that the vast majority of the Company's business will proceed without any significant interruption.


The above information is based on the Company's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and possible unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of the Company's third party suppliers and similar uncertainties.


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


Item 3.  Quantitative and Qualitative Disclosures about
Market Risk

Not applicable.


Part II - OTHER INFORMATION

Item 5.  Other Information

Under  the terms of the agreement entered into on  June
9, 1998 between the Company and U.S. Office Products in
connection with the Strategic Restructuring  Plan  (the
"Distribution  Agreement"), the Company has  agreed  to
indemnify  U.S. Office Products for certain liabilities
incurred  by U.S. Office Products prior to the spin-off
of  the  Company from U. S. Office Products,  including
liabilities   under   federal  securities   laws   (the
"Indemnification    Obligation").     The     Company's
Indemnification Obligation is shared on a pro rata basis with the three other former divisions of U.S.
Office Products which were simultaneously spun off with the Company as separate publicly traded entities in connection with the Strategic Restructuring Plan.

U.S.  Office Products has been named as a defendant  in
various   class   action  lawsuits.    These   lawsuits
generally allege violations of federal securities laws by U.S. Office Products and other named defendants during the months preceding the Strategic Restructuring
Plan. The Company has not received any notice or claim from U.S. Office Products alleging that these lawsuits are within the scope of the Indemnification Obligation.
Also, U.S. Office Products may have insurance which may reduce the amount of any "indemnifiable loss" it may suffer as a result of these lawsuits. To the extent the

Company  would  incur
liability  under    the    Company's    Indemnification
Obligation,  the  Company's  pro  rata  share  of   the
liabilities,  including any deductible under  insurance
coverage,  according to the Distribution  Agreement  is
approximately  12%,  limited  in  aggregate  to   $1.75
million.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

  Exhibit No.            Description

      27.1          Financial Data Schedule


(b) The Company filed 1 report on Form 8-K during the quarter covered by this report, as follows:

     (i)  Form 8-K/A dated June 30, 1998, filed on
September 14, 1998 under Items 2 and 7. Financial statements for Hammond & Stephens Company and the National School Supply Company are included in this report, as are pro forma combined financial statements for the Company.

                      SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SCHOOL SPECIALTY, INC.
                              (Registrant)


    12/7/98                   /s/ Daniel P. Spalding
-------------------           -------------------------
     Date                     Daniel P. Spalding
                              Chairman of the Board and
                              Chief Executive Officer
                              (Principal Executive Officer)


   12/7/98                    /s/ Donald J. Noskowiak
-------------------           -----------------------------
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