Form 10-Q
period 1999-01-23
SCHOOL SPECIALTY INC
filed 1999-03-01
CIK 1055454

                                                                       10Q-QTR3C

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 23, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________
         TO _______________

                        COMMISSION FILE NUMBER: 000-24385


                             SCHOOL SPECIALTY, INC.
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                         39-0971239
(State or Other Jurisdiction of Incorporation)              (IRS Employer
                                                          Identification No.)

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         OUTSTANDING AT
                   CLASS                                FEBRUARY 23, 1999
                   -----                                -----------------
      Common Stock, $0.001 par value                     14,578,925

                             SCHOOL SPECIALTY, INC.

                               INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 23, 1999


PART I - FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                             Number
                                                                                                             ------
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets at January 23, 1999
                  (Unaudited) and April 25, 1998...........................................................    1

         Unaudited Consolidated Statements of Income for the Three
                  Months Ended January 23, 1999 and January 24, 1998 and
                  For the Nine Months Ended January 23, 1999 and January 24, 1998..........................    2

         Unaudited Consolidated Statements of Cash Flows for the Nine
                  Months Ended January 23, 1999 and January 24, 1998.......................................    3

         Notes to Unaudited Consolidated Financial Statements .............................................    5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..............................................................    9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK......................................................................................   14

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION ................................................................................   14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................................................   15



                                     -Index-

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             SCHOOL SPECIALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                      January 23,   April 25,
                                                                         1999         1998
                                                                         ----         ----
                                                                     (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents ...................................      $      -      $      -

   Accounts receivable, less allowance for doubtful accounts
       of  $1,778 and $716, respectively .......................        84,843        38,719
   Inventories .................................................        46,799        49,307
   Prepaid expenses and other current assets ...................        16,219        13,503
                                                                      --------      --------
     Total current assets ......................................       147,861       101,529

   Property and equipment, net .................................        39,781        22,553
   Intangible assets, net ......................................       183,693        99,613
   Deferred income tax asset ...................................         6,191             -
   Other assets ................................................           987            34
                                                                      --------      --------
     Total assets ..............................................      $378,513      $223,729
                                                                      ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt ...........................      $ 10,314      $     11
   Short-term payable to U.S. Office Products ..................             -        20,277
   Accounts payable ............................................        15,485        23,788
   Accrued compensation ........................................        11,945         4,458
   Accrued income taxes ........................................         5,596             -
   Accrued restructuring .......................................         3,638           472
   Other accrued liabilities ...................................        10,057         4,732
                                                                      --------      --------
     Total current liabilities .................................        57,035        53,738

Long-term payable to U.S. Office Products.......................             -        62,699
Long-term debt .................................................       162,199           315
Other ..........................................................           212           511
                                                                      --------      --------

     Total liabilities .........................................       219,446       117,263

Stockholders' equity:
   Preferred stock, $0.001 par value per share, 1,000,000 shares
    authorized; none outstanding ...............................             -             -
   Common stock, $0.001 par value per share, 150,000,000 shares
    authorized and 14,578,925 shares issued and outstanding ....            15             -
   Capital paid in excess of par value..........................       146,768             -
   Divisional equity ...........................................             -       104,883
   Accumulated other comprehensive income ......................             6             -
   Retained earnings ...........................................        12,278         1,583
                                                                      --------      --------
     Total stockholders' equity ................................       159,067       106,466
                                                                      --------      --------
       Total liabilities and stockholders' equity ..............      $378,513      $223,729
                                                                      ========      ========

See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  January 23,    January 24,     January 23,     January 24,
                                                      1999           1998            1999           1998

Revenues ...................................      $  85,359       $  49,391       $ 424,332       $ 247,880
Cost of revenues ...........................         57,266          33,178         281,436         164,105
                                                  ---------       ---------       ---------       ---------
     Gross profit ..........................         28,093          16,213         142,896          83,775
Selling, general and administrative expenses         30,476          19,860         108,005          63,395
Non-recurring charges:
     Strategic restructuring plan cost .....              -               -           1,074               -
     Restructuring costs ...................              -               -           4,200               -
                                                  ---------       ---------       ---------       ---------
Operating income ...........................         (2,383)         (3,647)         29,617          20,380
Other income (expense):
   Interest expense ........................         (3,879)         (1,411)         (8,942)         (4,100)
   Interest income .........................             37               -             114             109
   Other ...................................              -            (441)              -            (441)
                                                  ---------       ---------       ---------       ---------
Income before provision for income taxes ...         (6,225)         (5,499)         20,789          15,948
Provision for income taxes .................         (2,927)         (2,565)         10,094           7,113
                                                  ---------       ---------       ---------       ---------

Net income .................................      $  (3,298)      $  (2,934)      $  10,695       $   8,835
                                                  =========       =========       =========       =========


Weighted average shares:
Basic ......................................         14,579          14,181          14,625          12,751
Diluted ....................................         14,579          14,181          14,665          13,020

Net income per share:
Basic ......................................      $   (0.23)      $   (0.21)      $    0.73       $    0.69
Diluted ....................................      $   (0.23)      $   (0.21)      $    0.73       $    0.68


See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                 For the Nine months Ended
                                                                                January 23,     January 24,
                                                                                  1999            1998
Cash flows from operating activities:
   Net income ..........................................................      $  10,695       $   8,835
   Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation and amortization expense .............................          6,607           3,382
     Non-recurring charges .............................................          5,274               -
     Amortization of loan fees .........................................            420               -
     Other .............................................................              -              43
   Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations accounted for under the purchase method):
     Accounts receivable ...............................................         (1,971)         (6,450)
     Inventory .........................................................         27,208           9,590
     Prepaid expenses and other current assets .........................          1,722           3,844
     Accounts payable ..................................................        (31,924)         (6,593)
     Accrued liabilities ...............................................         11,069           2,741
                                                                              ---------       ---------
         Net cash provided by operating activities .....................         29,100          15,392

Cash flows from investing activities:
   Cash paid in acquisitions, net of cash received .....................        (95,030)        (92,076)
   Additions to property and equipment .................................         (3,978)         (4,095)
   Other ...............................................................            171            (366)
                                                                              ---------       ---------
         Net cash used in investing activities .........................        (98,837)        (96,537)
                                                                              ---------       ---------

Cash flows from financing activities:
   Payments of short-term debt, net ....................................        (20,277)         (1,841)
   Advances from (payments to) U.S. Office Products ....................        (62,699)         19,424
   Capital contribution by U.S. Office Products ........................          8,095          69,762
   Proceeds from issuance of common stock ..............................         32,735               -
   Payments of long term debt ..........................................       (187,857)         (6,200)
   Proceeds from issuance of long-term debt ............................        302,700               -
   Capitalized loan fees ...............................................         (2,960)              -
                                                                              ---------       ---------
         Net cash provided by financing activities .....................         69,737          81,145


Net increase (decrease) in cash and cash equivalents ...................              -               -

Cash and cash equivalents, beginning of period .........................              -               -
                                                                              ---------       ---------
Cash and cash equivalents, end of period ...............................      $       -       $       -

                                                                              =========       =========

Supplemental disclosures of cash flow information:
   Interest paid .......................................................      $   7,153       $      27
   Income taxes paid ...................................................      $   3,429       $       -



See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method in the nine months ended January 23, 1999 and January 24, 1998. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:


                                                       For the Nine months Ended
                                                      January 23,      January 24,
                                                        1999              1998
Accounts receivable ..........................        $ 44,153         $ 17,848
Inventories ..................................          24,701           18,075
Prepaid expenses and other current assets ....           3,251            2,431
Property and equipment .......................          17,312            6,667
Intangible assets ............................          85,312           74,741
Other assets .................................           7,223              210
Short-term debt ..............................               -           (1,850)
Accounts payable .............................         (23,621)          (9,410)
Accrued liabilities ..........................          (6,303)          (7,050)
Long-term debt ...............................         (56,998)          (6,020)
                                                      --------         --------

        Net assets acquired ..................        $ 95,030         $ 95,642
                                                      ========         ========
Acquisitions were funded as follows:
U. S. Office Products common stock ...........        $      -         $  3,566
Cash .........................................          95,030           92,076
                                                      --------         --------
         Total ...............................        $ 95,030         $ 95,642
                                                      ========         ========

See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Balance Sheet at April 25, 1998 has been derived from the audited financial statements of School Specialty, Inc. (the "Company") for the fiscal year ended April 25, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 25, 1998.

NOTE 2--STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the nine months ended January 23, 1999 were as follows:

         Stockholders' equity balance at April 25, 1998                  $106,466
         Shares issued in June 1998                                        32,735
         Contribution by U.S. Office Products                               8,095
         Compensation Expense from Officer Stock Purchase                   1,074
         Cumulative translation adjustment                                      2
         Net income                                                        10,695
                                                                          -------

         Stockholders' equity balance at January 23, 1999                $159,067
                                                                         ========


On June 10, 1998, U.S. Office Products distributed to its shareholders one share of School Specialty common stock for every 9 shares of U.S. Office Products common stock held by each respective shareholder (the "spin-off"). The share data reflected in the accompanying financial statements represents the historical share data for U.S. Office Products for the period or as of the date indicated, and retroactively adjusted to give effect to the one for nine distribution ratio. The current year share data also includes shares that the Company issued during the first quarter of the fiscal year.

NOTE 3--EARNINGS PER SHARE

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

The following information presents the Company's computations of basic and diluted EPS for the periods presented in the consolidated statement of income:


                                                 Income         Shares     Per Share
                                               (Numerator)  (Denominator)    Amount
                                               -----------  -------------    ------
Three months ended January 23, 1999:
  Basic EPS                                     $ (3,298)       14,579     $  (0.23)
  Effect of dilutive employee stock options         --            --            --
  Diluted EPS                                   $ (3,298)       14,579     $  (0.23)

Three months ended January 24, 1998:
  Basic EPS                                     $ (2,934)       14,181     $  (0.21)


  Effect of dilutive employee stock options         --            --            --
  Diluted EPS                                   $ (2,934)       14,181     $  (0.21)


Nine months ended January 23, 1999:
  Basic EPS                                     $ 10,695        14,625     $   0.73
  Effect of dilutive employee stock options         --              40
  Diluted EPS                                   $ 10,695        14,665     $   0.73

Nine months ended January 24, 1998:
  Basic EPS                                     $  8,835        12,751     $   0.69
  Effect of dilutive employee stock options         --             269
  Diluted EPS$                                  $  8,835        13,020     $   0.68


The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 4--ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company's other comprehensive income for the period ended January 23, 1999 is $1 and $5, on a cumulative basis. The Company's comprehensive income is comprised solely of translation adjustments. The adoption of SFAS No. 130 will have no impact on consolidated results of operations, financial position or cash flow.


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

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, which is required to be adopted for annual periods beginning after June 15, 1999, establishes standards for recognition and measurement of derivatives and hedging activities. The Company will implement this statement in fiscal year 2001 as required. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 5--CREDIT FACILITY

On September 30, 1998, the Company entered into a five year secured $350,000 senior credit facility consisting of a $250,000 revolving loan and $100,000 term loan. Under the senior credit facility, interest on borrowings accrued through the third fiscal quarter at a rate of, at the Company's option, either (i) LIBOR plus 2.375% or (ii) the lender's base rate plus a margin of .75%, plus an unused fee of .475 on the unborrowed amount under the revolving credit facility. Thereafter, interest will accrue at a rate of (i) LIBOR plus a range of 1.000% to 2.000%, or (ii) the lender's base rate plus a range of .000% to .750%, plus an unused fee ranging from .275 to .475 on the unborrowed amount under the revolving credit facility (depending on the Company's leverage ratio of funded debt to EBITDA). Indebtedness is secured by substantially all of the assets of the Company. The senior credit facility is subject to terms and conditions typical of facilities of such size and includes certain financial covenants. The Company borrowed under the senior credit facility to repay the U.S. Office Products' debt outstanding on June 10, 1998 in accordance with the terms of the spin-off, to fund the two companies acquired in the first three quarters of fiscal 1999 and for seasonal working capital. The balance of the senior credit facility will be available for working capital, capital expenditures and acquisitions, subject to compliance with financial covenants. The amount outstanding as of January 23, 1999 under the senior credit facility was approximately $172,000.

On October 28, 1998 the Company entered into an interest rate swap agreement with the Bank of New York covering $50,000 of the outstanding senior credit facility. The agreement fixes the 30 day LIBOR interest rate at 4.37% per annum on the $50,000 notional amount and has a three year term that may be canceled by the Bank of New York on the second anniversary. The floating LIBOR interest rate at January 23, 1999 was 4.94%.

The term loan will amortize quarterly over five years under the following amortization schedule with the first principal payment due January 30, 1999:

                  Year 1                     $  10,000
                  Year 2                        15,000
                  Year 3                        15,000
                  Year 4                        30,000
                  Year 5                        30,000
                                             ---------
                                             $ 100,000
                                             =========

NOTE 6--BUSINESS COMBINATIONS

During the fiscal period ended April 25, 1998, the Company completed eight business combinations which were accounted for under the purchase method.

In the first nine months of fiscal 1999, the Company made two significant acquisitions which were accounted for under the purchase method of accounting for an aggregate cash purchase price of approximately $95,000, resulting in goodwill of approximately $85,000 which will be amortized over 40 years. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

The following presents the unaudited pro forma results of operations of the Company for the three and nine month periods ended January 23, 1999 and January 24, 1998, and includes the Company's consolidated financial statements, which give retroactive effect to the acquisitions as if all such purchase acquisitions had been made at the beginning of fiscal 1998. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets, adjustments to interest expense, adjustments to depreciation, and the inclusion of a federal income tax provision on all earnings for the periods ended January 23, 1999 and January 24, 1998 respectively:


                                   Three Months Ended                 Nine months Ended
                              January 23,       January 24,      January 23,       January 24,
                                  1999             1998             1999              1998
Revenues ..................   $   85,359       $   81,257       $   480,402      $   472,975
Net income ................       (3,298)          (6,045)           11,399            7,253

Net income per share:......
Basic .....................   $    (0.23)    $      (0.43)      $       .78      $       .57
Diluted ...................   $    (0.23)    $      (0.43)      $       .78      $       .56

On March 30, 1998, the Company acquired certain assets of Education Access out of a Federal bankruptcy proceeding. Accordingly, revenues and net loss for Education Access included in the above pro forma results were $600 and ($24), respectively, for the quarter ended January 23, 1999, compared with revenues and net loss of $3,300 and $(350), respectively, for the quarter ended January 24, 1998. Revenues and net loss were $4,700 and ($150), respectively, for the nine months ended January 23, 1999, compared with revenues and net income of $18,100 and $120, respectively, for the nine months ended January 24, 1998.

In addition, the Company incurred non-recurring charges in the quarters ended July 25, 1998 and October 24, 1999. The first quarter non-cash strategic restructuring plan cost of $1,074 consisted of compensation expense attributed to the U.S. Office Products stock option tender offer and the sale of shares of stock to certain executive management personnel of the Company, net of underwriting discounts. The second quarter restructuring costs of $4,200 is related to the consolidation of School Specialty Inc's existing warehousing, customer service and sales operations resulting from the acquisition of Beckley-Cardy, Inc. The $4,200 charge includes $2,100 for employee severance and termination benefits, $1,300 for lease termination and facility shut-down costs and $800 for write down of fixed assets and inventories.

The after-tax charge included in net income for the nine months ended January 23, 1999 is $3,158.

The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1998 or the results which may occur in the future.

NOTE 7- SUBSEQUENT EVENTS

On February 9, 1999 the Company purchased Sportime, LLC, the physical education, athletic and recreation products business of Genesis Direct Inc. for approximately $23 million in cash. Sportime had 1998 revenues of $32.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS


The following table sets forth various items as a percentage of revenues on a historical basis.

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 JANUARY 23,   JANUARY 24, JANUARY 23,  JANUARY 24,
                                                    1999          1998         1999       1998
                                                    ----          ----         ----       ----
Revenues ...................................        100.0%       100.0%       100.0%      100.0%
Cost of revenues ...........................         67.1%        67.2%        66.3%       66.2%
                                                    ------       ------       ------      ------
Gross profit ...............................         32.9%        32.8%        33.7%       33.8%

Selling, general and administrative expenses         35.7%        40.2%        25.5%       25.6%
Non-recurring charges:
  Strategic restructuring plan cost ........           --           --           0.2%        --
  Restructuring costs ......................           --           --           1.0%        --
                                                    ------       ------       ------      ------
  Operating Income .........................        (2.8)%       (7.4)%         7.0%        8.2%
  Interest expense, net ....................          4.5%         2.9%         2.1%        1.6%
  Other ....................................           --           .9%          --          --
                                                    ------       ------       ------      ------
Income before provision for income taxes ...        (7.3)%      (11.2)%         4.9%        6.4%
Provision for income taxes .................        (3.4)%       (5.2)%         2.4%        2.9%
                                                    ------       ------       ------      ------
Net income .................................        (3.9)%       (6.0)%         2.5%        3.5%
                                                    ======       ======       ======      ======


THREE MONTHS ENDED JANUARY 23, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 24, 1998

Revenues

Revenues increased 72.8%, from $49.4 million for the three months ended January 24, 1998 to $85.4 million for the three months ended January 23, 1999. This increase was due primarily to the inclusion in the three months ended January 23, 1999 of (1) the revenues of the two businesses acquired during fiscal 1999 and (2) all of the revenues of two businesses acquired in the last two quarters of fiscal 1998 (whose revenues were included in the three months ended January 23, 1998 only from the date of acquisition). Revenues also increased due to sales to new accounts and increased sales to existing customers.

Gross Profit

Gross profit increased 73.3%, from $16.2 million for the three months ended January 24, 1998 to $28.1 million for the three months ended January 23, 1999. Gross margins (gross profit as a percentage of revenues) were essentially flat at 32.8% for the three months ended January 24, 1998 and 32.9% for the three months ended January 23, 1999. Gross margins were increased primarily by the positive impact of increased sales of higher margin specialty products partially offset by the acquisition of Beckley-Cardy in the second quarter of fiscal 1999 (which had a lower gross margin than our existing businesses).

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

Selling, general and administrative expenses (which include depreciation and amortization) increased 53.4%, from $19.9 million for the three months ended January 24, 1998 to $30.5 million for the three months ended January 23, 1999. As a percentage of revenues, these expenses decreased from 40.2% for the three months ended January 24, 1998 to 35.7% for the three months ended January 23, 1999. The decrease in selling, general and administrative expenses as a percentage of revenues was due primarily to the elimination of redundant selling, general and administrative expenses and the consolidation of warehousing under the restructuring plan discussed below.

Interest Expense

Interest expense, net of interest income, increased 36%, from $1.4 million, or 2.9% of revenues, for the three months ended January 24, 1998 to $3.9 million, or 4.5% of revenues, for the three months January 23, 1999 primarily due to the increase in debt attributable to the acquisition of the three businesses acquired since January 24, 1998, offset by the reduction in debt from applying the net proceeds from our initial public offering and private placement of Common Stock in June 1998 and the forgiveness of debt from U.S. Office Products in connection with the spin-off.

Provision for Income Taxes

Provision (benefit) for income taxes decreased 14.1 % from $(2.6 million) for the three months ended January 24, 1998 to $(2.9 million) for the three months ended January 23, 1999, due to slightly higher pre-tax losses attributed to the increased size of the business and reflecting the same effective income tax rate of 47% for each of the three month periods ended January 24, 1998 and January 23, 1999. The higher effective tax rate, compared to the federal statutory rate of 35%, is primarily due to state income taxes and nondeductible goodwill amortization.

NINE MONTHS ENDED JANUARY 23, 1999 COMPARED TO NINE MONTHS ENDED JANUARY 24,
1998

Revenues

     Revenues increased 71.2%, from $247.9 million for the nine months ended January 24, 1998 ("Interim 1998") to $424.3 million for the nine months ended January 23, 1999 ("Interim 1999"). This increase was due primarily to the inclusion in Interim 1999 of (1) the revenues of two businesses acquired during Interim 1999 from their respective dates of acquisition and (2) all of the Interim 1999 revenues of seven businesses acquired in Interim 1998 (whose revenues were included in Interim 1998 only from the date of acquisition). Revenues also increased due to sales to new accounts, increased sales to existing customers and higher pricing on certain products in response to increased product costs.

Gross Profit

     Gross profit increased 70.6%, from $83.8 million in Interim 1998 to $142.9 million in Interim 1999 primarily due to the acquisitions referred to above. Gross margins (gross profit as a percentage of revenues) were essentially flat at 33.8% for Interim 1998 and 33.7% for Interim 1999. Gross margins were reduced by the acquisition of Beckley-Cardy in the second quarter of Interim 1999 (which had a lower gross margin than our existing businesses) and an increase in lower margin bid revenues in our traditional businesses. These reductions in gross margins were almost entirely offset by the positive impact of increased sales of higher margin specialty products and lower product costs due to higher vendor purchase rebates, which reflected our increased buying power.

Selling, General and Administrative

     Selling, general and administrative expenses (including depreciation and amortization) increased 70.4%, from $63.4 million in Interim 1998 to $108.0 million in Interim 1999 due primarily to the acquisitions referred to above. As a percentage of revenues, these expenses were essentially flat at 25.6% for Interim 1998 and 25.5% for Interim 1999. The decrease in selling, general and administrative expenses as a percentage of revenues resulting from cost savings attributable to the integration of companies acquired during fiscal 1998 and the consolidation of the Company's warehousing under the restructuring plan discussed below were almost offset by increases attributable to the acquisition of Beckley-Cardy in the second quarter of Interim 1999 (which had higher selling, general and administrative expenses as a percentage of revenues than the Company's existing businesses) and higher depreciation and amortization expenses due to the acquisitions referred to above.

Restructuring Charges

     Restructuring charges during Interim 1999 included (1) a non-cash restructuring charge of $1.1 million in the first quarter of Interim 1999, consisting of compensation expense attributed to the U.S. Office Products stock option tender offer and the sale of shares of Common Stock to some of the Company's executive management personnel, net of underwriting discounts and (2) a $4.2 million restructuring charge in the second quarter of Interim 1999 relating to the Company's plan to consolidate its existing warehousing, customer service and sales operations following the acquisition of Beckley-Cardy. Under this restructuring plan, the Company intends to reduce its distribution centers from 13 to eight and its customer service centers from seven to two during the period from October 1998 through December 1999. The $4.2 million charge consists of $2.1 million for employee severance and termination benefits, $1.3 million for lease termination and facility shut-down costs and $0.8 million for write down of fixed assets and inventories. On an after-tax basis these restructuring charges reduced net income for Interim 1999 by $3.2 million.

Interest Expense

     Interest expense, net of interest income, increased 121%, from $4.0 million, or 1.6% of revenues, for Interim 1998 to $8.8 million, or 2.1% of revenues, for Interim 1999 primarily due to the increase in debt attributable to the acquisition of the three businesses since January 24, 1998 offset by the reduction in debt from applying the net proceeds from the Company's initial public offering of Common Stock and private placement in June 1998 and the forgiveness of debt from U.S. Office Products in connection with the spin-off.

Provision for Income Taxes

     Provision for income taxes increased 41.9% from $7.1 million for Interim 1998 to $10.1 million for Interim 1999, reflecting effective income tax rates of 49% for Interim 1999 and 45% for Interim 1998. The higher effective tax rate, compared to the federal statutory rate of 35%, is primarily due to state income taxes and nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     At January 23, 1999, the Company had working capital of $90.8 million. The Company's capitalization at January 23, 1999 was $331.6 million and consisted of debt of $172.5 million and stockholders' equity of $159.1 million.

     The Company currently has a five year secured $350 million revolving Senior Credit Facility with NationsBank, N.A. The Senior Credit Facility has a $100 million term loan payable quarterly over five years commencing in January 1999 and revolving loans which mature on September 30, 2003. The amount outstanding as of January 23, 1999 under the Senior Credit Facility was approximately $172 million. Borrowings under the Senior Credit Facility are usually significantly higher during the Company's first and second quarters to meet the working capital needs of the Company's peak selling season. On October 28, 1998, the Company entered into an interest rate swap agreement with the Bank of New York covering $50 million of the outstanding Senior Credit Facility. The agreement fixes the 30 day LIBOR interest rate at 4.37% per annum (floating LIBOR on January 23, 1999 was 4.94%) on the $50 million notional amount and has a three year term that may be canceled by the Bank of New York on the second anniversary. As of January 23, 1999, the effective interest rate on borrowings under the Company's Senior Credit Facility was approximately 8%. Since the beginning of fiscal 1999, the Company borrowed under the Senior Credit Facility to fund three acquisitions and for seasonal working capital and capital expenditures.

     On June 9, 1998, the Company sold 2,125,000 shares of Common Stock in a public offering for $30,631,875 in net proceeds. In addition, the Company sold 250,000 shares of Common Stock in a private placement directly to Daniel P. Spalding, its Chairman of the Board and Chief Executive Officer, David J. Vander Zanden, its President and Chief Operating Officer, and Donald Ray Pate, Jr., its Executive Vice President for ClassroomDirect.com (formerly named Re-Print), at a price of $14.415 per share for aggregate consideration of $3,603,750. In connection with the offerings, the Company incurred approximately $1,500,000 of expenses. The total net proceeds to the Company from the offerings were approximately $32,735,625. The net proceeds were used to reduce indebtedness outstanding under the Company's Senior Credit Facility.

     During the nine months ended January 23, 1999, net cash provided by operating activities was $29.1 million. This net cash provided by operating activities during the period is indicative of the high seasonal nature of the business, with sales occurring in the first and second quarter of the fiscal year and cash receipts in the second and third quarters. Net cash used in investing activities was $98.8 million, including $95 million for acquisitions and $3.9 million for additions to property and equipment and other. Net cash provided by financing activities was $69.7 million. Borrowing under the Senior Credit Facility included (1) $16.9 million used to fund the cash portion of the purchase price of the Hammond & Stephens acquisition, (2) $134.7 million used to fund the Beckley-Cardy acquisition consisting of $78.1 million for the cash portion of the purchase price and $56.6 million for debt repayment, (3) $83.3 million used to repay the U.S. Office Products debt in connection with the spin-off and (4) $67.8 million used for short-term funding of seasonal working capital and the purchase of property and equipment. The $32.7 million net proceeds from the Company's initial public offering and the sale of 250,000 shares of Common Stock to certain employees was used to repay a portion of the $302.7 million borrowed under the Senior Credit Facility. U.S. Office Products contributed capital of $8.1 million as required under the distribution agreement entered into with the Company in connection with the spin-off.

     During the nine months ended January 24, 1998, net cash used in operating activities was $15.4 million. Net cash used in investing activities was $96.5 million, including $92.1 million for acquisitions and $4.1 million for additions to property and equipment and other. Net cash provided by financing activities was $81.1 million, including $89.2 million provided by U.S. Office Products to fund the cash portion of the purchase price and the repayment of debt associated with the eight companies acquired in business combinations accounted for under the purchase method during fiscal 1998 and to fund working capital and the purchase of property and equipment, partially offset by $8 million used to repay indebtedness.

     The Company's anticipated capital expenditures for the next twelve months is approximately $10 million. The largest items include software development for the Company's Internet initiative, computer hardware and software and warehouse equipment.

     The Company is currently considering, and has hired a nationally known commercial real estate agent to market, a sale and leaseback transaction involving six distribution facilities in Ohio, Massachusetts, Kansas, Texas, Nevada and Illinois. The Company is currently seeking bids on these properties for such a transaction. The Company may sell all or any number of these facilities or could substitute other properties it owns in this transaction. The Company believes that the current fair market value for these distribution facilities is approximately $26 million with net proceeds to the Company of approximately $25 million which would be used to repay outstanding indebtedness under the Company's Senior Credit Facility or for general corporate purposes, including working capital and for acquisitions. If the Company determines to proceed with this transaction, the Company expects that it would close in the fourth quarter of fiscal 1999 or the first quarter of fiscal 2000.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The Company's business is subject to seasonal influences. The Company's historical revenues and profitability have been dramatically higher in the first two quarters of its fiscal year (May-October) primarily due to increased shipments to customers coinciding with the start of each school year.

Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in costs to the Company for the products it sells, the mix of products sold and general economic conditions. Moreover, the operating margins of companies acquired by the Company may differ substantially from those of the Company, which could contribute to the further fluctuation in its quarterly operating results. Therefore, results for any quarter are not indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during the three or nine months ended January 23, 1999 and January 24, 1998, respectively.

YEAR 2000

The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the Year 2000 or process data which include it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures. Because any disruption to the Company's computerized order processing and inventory systems could materially and adversely affect the Company's operations, the Company has established a centrally managed, company wide plan to identify, evaluate and address Year 2000 issues. Although the Company expects that most of its mission critical systems, network elements and products will be verified for Year 2000 compliance by May 1999, its ability to meet this target is dependent upon a variety of factors. In addition, if the Company's suppliers, service providers and/or customers fail to resolve their Year 2000 issues in an effective and timely manner, the Company's business could be significantly and adversely affected. The Company believes that many of its school customers have not yet addressed or resolved their Year 2000 issues.

The Company currently estimates that it will incur expenses of approximately $100,000 through 1999 in connection with its anticipated Year 2000 efforts. In addition to approximately $50,000 in expenses incurred through January 23, 1999 for matters historically identified as Year 2000-related. The timing of expenses may vary and is not necessarily indicative of readiness efforts or progress to date. The Company also expects to incur certain capital improvement costs (totaling approximately $300,000) to support this project. Such capital costs are being incurred sooner than originally planned, but, for the most part, would have been required in the normal course of business. The Company expects to fund its Year 2000 efforts through operating cash flows. The Company will use its Senior Credit Facility for capital improvements related to the effort.

As part of its Year 2000 initiative, the Company is evaluating scenarios that may occur as a result of the century change and is in the process of developing contingency and business continuity plans tailored for Year 2000-related occurrences. The Company is highly reliant on its computer order processing and inventory systems to fill orders, bill the customer and collect payments. A loss of either of the Company's systems would cause long delays in filling and shipping products, billing the customer and collecting accounts receivable. The highly seasonal nature of the Company's business does not allow for any delay in
shipping products to customers.   Although the seasonal nature of the Company's
business would heighten any problems encountered, the timing of the majority of the Company's sales, shipping, billing and collection efforts for fiscal 1999 will be complete prior to the Year 2000. The Company expects that any unforeseen problems related to Year 2000 issues would be identified within the months of January and February 2000, which is its slowest period. The Company has identified that it may experience certain inconveniences or inefficiencies as a result of a supplier's failure to remediate its Year 2000 issue. The Company believes, however, that most of its business will proceed without any significant interruption.

FORWARD-LOOKING STATEMENTS

In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements relating to growth and other plans, projected revenues, earnings and costs. The Company's actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include those factors identified in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors Affecting the Company's Business," contained in the Company's Form 10-K for the year ended April 25, 1998, which factors are incorporated herein by reference to such Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Part II - OTHER INFORMATION

Item 5.  Other Information

Under the terms of the agreement entered into on June 9, 1998 between the Company and U.S. Office Products in connection with the spin-off (the "Distribution Agreement"), the Company agreed with the other three spin-off companies to indemnify U.S. Office Products for certain liabilities incurred by U.S. Office Products prior to the spin-off, including liabilities under federal securities laws (the "Indemnification Obligation"). The portion of the shared liabilities payable by each spin-off company is determined by the relative aggregate market values of the common stock of the spin-off companies immediately after the spin-off. The maximum aggregate amount the Company can be required to pay for all indemnification obligations is limited by the Distribution Agreement to $1.75 million.

U.S. Office Products has been named a defendant in various class action lawsuits. These lawsuits generally allege violations of federal securities laws by U.S. Office Products and other named defendants during the months preceding the spin-off. The Company has not received any notice or claim from U.S. Office Products alleging that these lawsuits are within the scope of the Indemnification Obligation. Also, the Company has not yet determined the extent to which certain insurance coverage of U.S. Office Products may be available to the Company in connection with any Indemnification Obligation triggered by these lawsuits. As discussed above, to the extent there would be any liability subject to the Company's Indemnification Obligation, including any deductible under insurance coverage, such liability is limited to the Company's pro rata share (based on the aggregate market value of the spin-off companies following the spin-off) under the Distribution Agreement, limited to a maximum of $1.75 million.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         Exhibit No.      Description
         -----------      -----------

          10.1            Amended and Restated 1998
                          Stock Incentive Plan

          10.2            Amended and Restated Credit
                          Agreement dated as of
                          September 30, 1998 among
                          School Specialty, Inc.,
                          certain subsidiaries and
                          affiliates of School
                          Specialty, Inc., the
                          lenders named therein,
                          Nationsbank, N.A., Bank
                          One, Wisconsin and U.S.
                          Bank National Association

          27.1            Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SCHOOL SPECIALTY, INC.
                            (Registrant)


  March 1, 1999             /s/ Daniel P. Spalding
----------------------      ----------------------------------------------------
       Date                 Daniel P. Spalding
                            Chairman of the Board and Chief Executive Officer
                            (Principal Executive Officer)


  March 1, 1999             /s/ Donald J. Noskowiak
----------------------      ----------------------------------------------------
       Date                 Donald J. Noskowiak
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer)

                        INDEX TO EXHIBITS


Exhibit No.                                     Description
------------                                    -----------
10.1                                            Amended and Restated 1998
                                                Stock Incentive Plan

10.2                                            Amended and Restated Credit
                                                Agreement dated as of
                                                September 30, 1998 among
                                                School Specialty, Inc.,
                                                certain subsidiaries and
                                                affiliates of School
                                                Specialty, Inc., the
                                                lenders named therein,
                                                Nationsbank, N.A., Bank
                                                One, Wisconsin and U.S.
                                                Bank National Association

27.1                                            Financial Data Schedule