Form 10-K
period 1999-04-24
SCHOOL SPECIALTY INC
filed 1999-07-21
CIK 1055454

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                 ______________________________

                           FORM 10-K
                 ______________________________


[X]   ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
      THE  SECURITIES  EXCHANGE ACT OF  1934:   For  the
      fiscal year ended April 24, 1999

                          OR

[]   TRANSITION REPORT PURSUANT TO SECTION 13  OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             Commission File No. 000-24385

                SCHOOL SPECIALTY, INC.
(Exact name of Registrant as specified in its charter)

            Delaware                        39-0971239
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)        Identification No.)

   1000 North Bluemound Drive
      Appleton, Wisconsin                     54914
(Address of principal executive offices)    (Zip Code)

Registrant's  telephone number,  including  area  code: (920) 734-2756

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of  the Act:

             Common Stock, $.001 par value
                   (Title of class)


     Indicate by check mark whether the Registrant  (1)
has  filed all reports required to be filed by  Section
13  or  15(d)  of the Securities Exchange Act  of  1934
during  the  preceding 12 months (or for  such  shorter
period  that the Registrant was required to  file  such
reports),  and  (2)  has been subject  to  such  filing
requirements for the past 90 days.  Yes [X]     No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The  aggregate  market value of the  voting  stock
held   by   nonaffiliates   of   the   Registrant   was
approximately $275,666,000 as of July 1, 1999.   As  of
July 1, 1999, there were 17,433,426 of the Registrant's shares of common stock outstanding.

          DOCUMENTS INCORPORATED BY REFERENCE

     Part  III  is incorporated by reference  from  the
Proxy Statement for the Annual Meeting of Stockholders to be held on September 2, 1999.

                        PART I

Item 1.  Business

     Unless the context requires otherwise, all references to "School Specialty," "we" or "our" refers to School Specialty, Inc. and its subsidiaries. Our fiscal year ends on the last Saturday in April in each year. In this Annual Report on Form 10-K ("Annual
Report"), we refer to fiscal years by reference to the calendar year in which they end (e.g. the fiscal year ended April 24, 1999 is referred to as "fiscal 1999").*

                       Overview

     We are the largest marketer of non-textbook educational supplies and furniture to schools for pre-kindergarten through twelfth grade. We offer more than 60,000 items through an innovative two-pronged marketing approach that targets both school administrators and individual teachers. Our broad product range enables us to provide our customers with one source for virtually all of their non-textbook school supplies and furniture needs.

     We have grown significantly in recent years through both acquisitions and internal growth. In order to expand our geographic presence and product range, we have acquired 20 companies since May 1996.
In August 1998, we purchased Beckley-Cardy, our largest traditional and specialty school supply competitor.
For the fiscal year ended April 24, 1999, our revenues were $521.7 million and our operating income excluding non-recurring acquisition and restructuring costs of $5.3 million was $35.3 million, a 79% increase over fiscal 1998.

     Our "top down" marketing approach targets school administrators at the state, regional and local levels using our 250 sales representatives and our School
Specialty and Beckley-Cardy general supply and furniture catalogs. Our "bottom up" approach seeks to reach individual teachers and curriculum specialists primarily through the mailing of our ClassroomDirect.com general supply catalog (previously known as Re-Print) and our seven different specialty catalogs. In January 1999, we mailed over 10 million catalogs to more than three million teachers and curriculum specialists. Approximately 100 employees assist in the sale, marketing and merchandising of our specialty products. We are also exploring various ways in which we can use the Internet to market and sell our products. As the first phase of our Internet initiative, we launched a fully integrated e-commerce website under the name "ClassroomDirect.com" which offers over 13,000 items for sale. The second phase of our Internet initiative will be launched in fiscal
2000. Called "JuneBox.com," this site will eventually offer one-stop shopping for all of School Specialty's products on-line and will also provide a community forum and content aimed at educators.

     School Specialty was incorporated as a wholly owned subsidiary by U.S. Office Products in Delaware in February 1998 to hold its Educational Supplies and Products Division. School Specialty, Inc., a Wisconsin corporation ("Old School") formed in October 1959, was acquired by U.S. Office Products in May 1996. On June
9, 1998, U.S. Office Products entirely spun off School
Specialty, whereby U.S. Office Products' shareholders received one share of our stock for every nine shares of U.S. Office Products stock held. As a result of the spin-off, U.S. Office Products retained no further ownership of School Specialty. At the same time as this distribution, School Specialty sold 2,375,000 shares of Common Stock in an initial public offering and a concurrent offering to several of its officers and directors. On April 16, 1999, School Specialty sold 2,400,000 shares of Common Stock in a secondary public offering, and sold an additional

----------------------------
* Childcraft is a registered trademark of Childcraft Education Corp. School Specialty and Education Access are registered trademarks of School Specialty. Sportime is a registered trademark of Sportime, LLC. Gresswell is a common law trademark of School Specialty. All other trademarks, service marks and trade names referred

151,410 shares on May 17, 1999 to cover over-allotments.
Our Common Stock is listed on the Nasdaq National Market under the symbol "SCHS." Our principal offices are located at 1000 North Bluemound Drive, Appleton, Wisconsin 54914, and our telephone number is (920) 734-2756. Our world wide general website address is www.schoolspecialty.com.
Information contained in any of our websites is not deemed to be a part of this Annual Report.

                   Industry Overview

     The school supply market consists of the sale of non-textbook school supplies, furniture and equipment to school districts, individual schools, teachers and curriculum specialists who purchase products for school and classroom use. The National School Supply
Equipment Association estimates that annual sales of non-textbook educational supplies and equipment to the school supply market are approximately $6.1 billion.
Of this amount, over $3.6 billion is sold through institutional channels and the remaining $2.5 billion is sold through retail channels.

     According to the U.S. Department of Education, there are approximately 16,000 school districts, 108,000 public and private elementary and secondary schools and 3.1 million teachers in the United States.
School supply procurement decisions are made at the school district level by administrators and curriculum specialists, at the school level by principals and at the classroom level by teachers. Some school supplies are purchased directly from manufacturers while others are purchased through marketing firms such as us. We estimate that there are over 3,400 marketers of non-textbook school supplies and equipment, the majority of which are family or employee owned businesses that operate in a single geographic region and have annual revenues under $20 million. We believe that the increasing demand for single source suppliers, prompt order fulfillment and competitive prices, and the related need for suppliers to invest in automated inventory and electronic ordering systems, is accelerating the trend toward consolidation in our industry.

     The demand for school supplies is driven primarily by the level of the student population and, to a lesser extent, expenditures per student. Student population is a function of demographics, while expenditures per student are also affected by government budgets and the prevailing political and social attitudes towards education. According to U.S. Department of Education estimates, student enrollment in kindergarten through twelfth grade public and private schools began growing in 1986, reaching a record level of nearly 53 million students in 1998. Current projections by the U.S.
Department of Education indicate that student enrollment will continue to grow to nearly 55 million within three years. The U.S. Department of Education also projects that expenditures per student in public elementary and secondary schools will continue to rise.
Expenditures of $272 billion in 1997 are projected to increase to $341 billion by the year 2001. These projected increases in expenditures include a projected increase in total per student spending from $5,961 per student in 1997 to $7,179 by the year 2001. We believe that the current political and social environment is favorable for education spending.

                Our Recent Acquisitions

     Beckley-Cardy.  In August 1998, we acquired the
National School Supply Company ("National School
Supply"), including its subsidiary Beckley-Cardy, Inc.
("Beckley-Cardy").  Prior to our acquisition of Beckley-
Cardy, it was the second largest general education supply marketer in the industry. We paid $78.1 million in cash for National School Supply and refinanced $56.6 million of its debt with borrowings under our Senior
Credit Facility. National School Supply had revenues for the fiscal year ended March 31, 1998 of approximately $176 million.

     Sportime.  In February 1999, we acquired Sportime,
LLC ("Sportime") from ProTeam.com (formerly known as
Genesis Direct, Inc.). Sportime is a leading specialty company focusing on physical education, athletic and recreational products. Sportime offers several targeted catalogs from its early childhood offerings to a catalog focused on physically challenged children. We paid $23 million in cash for Sportime, which we financed through borrowings under our Senior Credit
Facility.  Sportime had revenues for 1998 of approximately
$33 million.

     Hammond & Stephens. In June 1998, we acquired the business of Hammond & Stephens, Co. ("Hammond &
Stephens"), a leading publisher of school forms, such as grade books, record books, teacher planners, student assignment books, school year calendars, awards and similar materials. We paid $16.5 million in cash for Hammond & Stephens, which we financed through borrowings under our Senior Credit Facility. Hammond &
Stephens had revenues for the fiscal year ended October
31, 1997 of approximately $9.1 million.

     SmartStuff.  In March 1999, we acquired SmartStuff
Development Corporation ("SmartStuff"). SmartStuff is the developer of FoolProof software, a program with an installed customer base of 1.5 million. FoolProof is a desktop software security program which limits access by children to selected programs and applications on desktop computers. We paid $8.2 million for SmartStuff, of which $3.7 million was paid in cash and $4.5 million in shares of Common Stock (an aggregate of 204,778 shares were issued). The cash portion of the purchase price was financed through borrowings under our Senior Credit Facility. SmartStuff had revenues for 1998 of approximately $4.2 million.

     Holsinger.  In April 1999, we acquired Holsinger
Inc. ("Holsinger"). Holsinger has been selling school furnishings in northern California since 1948. We paid
$1.7 million for Holsinger, of which $750,000 was paid in cash and $950,000 in shares of Common Stock (an aggregate of 45,849 shares were issued). The cash portion of the purchase price was financed through borrowings under our Senior Credit Facility. During
1998, Holsinger had revenues of approximately $10.9 million.

                Our Internet Initiative

     Because more schools and teachers are connecting to the Internet, we intend to aggressively pursue sales opportunities through this rapidly growing channel. By establishing an early presence on the Internet, we believe we can gain a significant competitive advantage and valuable brand recognition. Our goal is to become the leading marketer of school supplies and furniture over the Internet. This may also permit us to expand our customer base over time to include individuals and other non-traditional customers.

     In January 1999, we launched the first phase of our Internet initiative with the opening of our fully integrated e-commerce website ClassroomDirect.com. The site offers access to over 13,000 stock keeping units with digital pictures of most items. Although currently teacher focused, the site could be adapted to a more consumer based format. The increasing demand by school administrators and teachers for more information in making supply decisions, the lack of a wide variety of educational products in stores and the growing importance of convenience make the Internet a viable, low cost channel for the marketing of education supplies.

     The second phase of our Internet initiative, which we will launch in fiscal 2000 under the name
JuneBox.com, offers an education portal on the Internet. This portal will be structured as an education mall offering our products for sale and also provide a community forum and content aimed at educators. We believe that by providing education related content and information, this portal will place us at the education community's decision point for supply and content which will strengthen our brands.
We intend to enter into strategic alliances with a number of content providers to help develop and maintain the new website and portal with the goal to become the Internet headquarters for teachers, product specialists and others with an interest in education.
Prospective content providers could include media, search engine and Internet service providers and other
Internet related companies. This site will eventually offer one-stop shopping for all of School Specialty's products on-line and will also provide a community forum educators can visit to find teaching tips, lesson plan help, product reviews and updates on current events affecting the education market.

     In connection with our Internet initiative, we have recently acquired SmartStuff. SmartStuff is expected to introduce Internet browser security and filtering software products for the education market.
We intend to market our brands and Internet services to SmartStuff's existing and future customer base by including links to our website and portal and other promotional materials in SmartStuff product upgrades and new products.

                     Our Strengths

     We attribute our strong competitive position to the following key strengths:

     Leading Market Position. We have developed our leading market position over our 40 year history by emphasizing high quality products, superior order fulfillment and exceptional customer service. We believe that our large size and brand recognition have resulted in significant buying power, economies of scale and customer loyalty.

     Broad Product Line. Our strategy is to provide a full range of high quality products to meet the complete supply needs of schools for pre-kindergarten through twelfth grade. With over 60,000 stock keeping units ranging from classroom supplies and furniture to playground equipment, we provide customers with one source for virtually all of their non-textbook school supply and furniture needs. Our specialty brands enrich our general product offering and create opportunities to cross merchandise our specialty products to our traditional customers. Specialty brands include the following:

          Brand                          Products

          Childcraft                     Early  childhood
          Sax Arts and Crafts            Art supplies
          Frey Scientific                Science
          Sportime                       Physical education
          Brodhead Garrett               Industrial arts
          Gresswell                      Library
          Hammond & Stephens             School forms
          SmartStuff                     Software

     Innovative Two-Pronged Marketing Approach. School supply procurement decisions are made at the district and school levels by administrators, and at the classroom level by curriculum specialists and teachers.
We market to both of these groups, addressing administrative decision makers with a "top down" approach through our 250 person sales force and the School Specialty and Beckley-Cardy general supply and furniture catalogs, and targeting teachers and curriculum specialists with a "bottom up" approach primarily through the mailing of over 10 million
ClassroomDirect.com general supply catalogs and our seven different specialty catalogs each year. We utilize our customer database across our family of catalogs to maximize their effectiveness and increase our marketing reach. We believe our new
ClassroomDirect.com Internet site offers additional marketing opportunities.

     Stable Industry. Because the market for educational supplies is driven primarily by demographics and government spending, we believe that our industry is less exposed to economic cycles than many others.

     Ability to Complete and Integrate Acquisitions.
We have successfully completed the acquisition of 20 companies since May 1996. We have established a 12-month integration process in which a transition team is assigned to:

       *  sell or discontinue incompatible business units,

       *  reduce the number of stock keeping units,

       *  eliminate redundant expenses,

       * integrate the acquired entity's management information systems, and

       *  exploit buying power.

     To date, our integration efforts have focused on acquired traditional companies and certain administrative functions at our specialty divisions.
We believe that through these processes, we can rapidly improve the operating margins of the businesses we acquire.

     Use of Technology. We believe that our use of information technology systems allows us to turn inventory more quickly than our competitors, offer customers more convenient and cost effective ways of ordering products and more precisely focus our sales and marketing campaigns.

     Experienced and Incentivised Management. Our management team provides depth and continuity of experience. In addition, management's interests are aligned with those of our stockholders, as many members of management own shares of our Common Stock and/or have been granted options to purchase such Common
Stock.

                  Our Growth Strategy

     We use the following strategies to grow and enhance our position as the leading marketer of non-textbook educational supplies and furniture:

     Aggressively Pursue Acquisitions. We believe that there are many attractive acquisition opportunities in our highly fragmented industry. As a public company, we have greater access to capital for acquisitions than many of our competitors. We will continue to pursue opportunities that enhance our geographic presence or which complement our specialty product offerings.

     Increase Sales of Specialty and Proprietary
Products. We believe we can increase our margins by selling more specialty products and products for which we are the only supplier. Specialty products accounted for approximately 37% of our revenues for the fiscal year ended April 24, 1999, compared to approximately
20% for the year ended December 31, 1994.

     Expand Existing Traditional Business. We believe that we can also increase the revenues of our traditional business by adding sales representatives in geographic markets in which we are underrepresented and by cross merchandising our specialty products to our traditional customers.

     Improve Profitability. We improved our operating margin (as measured by our operating income before non-recurring acquisition and restructuring costs divided by our revenues) from 3.8% in 1994 to 6.8% for the fiscal year ended April 24, 1999. We believe that we can further improve our operating margins by eliminating redundant expenses of acquired businesses, leveraging our overhead costs, increasing our purchasing power and improving the efficiency of our warehousing and distribution.

     Pursue Internet Initiative. Because more schools and teachers are connecting to the Internet, we intend to aggressively pursue sales opportunities through this rapidly growing channel. By establishing an early presence on the Internet, we believe we can gain a significant competitive advantage and valuable brand recognition. Our goal is to become the leading marketer of school supplies and furniture over the Internet. This may also permit us to expand our customer base over time to include individuals and other non-traditional customers. We believe this strategy can be effective both as an offensive tool, enhancing revenue at a low incremental cost, and as a defensive one, by preventing other existing and prospective Internet competitors from establishing themselves in this market. The establishment of early brand recognition will facilitate the establishment of our educational portal as the key education related website.

                   Our Product Lines

     We market two broad categories of products:
general school supplies and specialty products geared towards specific educational disciplines. Our general school supply products are offered to school administrators by our sales force through our School
Specialty and Beckley-Cardy catalogs and to teachers and curriculum specialists through direct mailings of our ClassroomDirect.com catalog. Our specialty products are offered to teachers and curriculum specialists through direct mailings of our seven specialty catalogs. Our specialty products enrich our general supply product offering and create opportunities to cross merchandise our specialty products to our traditional customers. With over 60,000 stock keeping units ranging from classroom supplies and furniture to playground equipment, we provide customers with one source for virtually all of their non-textbook school supply and furniture needs.

     Our general school supply product lines can be described as follows:

     School Specialty/Beckley-Cardy.  Through the
School Specialty and Beckley-Cardy catalogs, which are targeted to administrative decision makers, we offer a comprehensive selection of classroom supplies, instructional materials, educational games, art supplies, school forms (such as reports, planners and academic calendars), educational software, physical education equipment, audio-visual equipment, school furniture and indoor and outdoor equipment. Over the next year, we expect to integrate these two general catalogs. We believe we are the largest school furniture resale source in the United States. We have been granted exclusive franchises for certain furniture lines in specific territories and we enjoy significant purchasing power in open furniture lines.

     ClassroomDirect.com. ClassroomDirect.com offers its customers substantially the same products as those offered through the School Specialty catalog but focuses on reaching teachers and curriculum specialists directly through its mail-order catalogs and new fully integrated Internet e-commerce website. The new
Internet site targets the traditional catalog market and other consumers interested in educational products, such as home school families, churches and parents.

     Our specialty brands offer product lines for specific educational disciplines, as follows:

     Childcraft. Childcraft markets early childhood education products and materials. Childcraft also markets over 1,000 proprietary or exclusive products manufactured by its Bird-in-Hand Woodworks subsidiary, including wood classroom furniture and equipment such as library shelving, cubbies, easels, desks and play vehicles.

     Sax Arts and Crafts. Sax Arts and Crafts is a leading marketer of art supplies and art instruction materials, including paints, brushes, paper, ceramics, art metals and glass, leather and wood crafts. Sax
Arts and Crafts offers customers a toll free "Art Savvy
Hotline" staffed with 17 professional artists to respond to customer questions.

     Frey Scientific. Frey Scientific is a leading marketer of laboratory supplies, equipment and furniture for science classrooms. Frey Scientific offers value added focus in the biology, chemistry, physics and earth science areas.

     Sportime. Sportime is a leading marketer of physical education, athletic and recreational products.
Sportime's catalog product offering includes catalogs from early childhood through middle school as well as targeted products for physically challenged children.

     Brodhead Garrett. Brodhead Garrett is the nation's oldest marketer of industrial arts/technical materials to classrooms. Brodhead Garrett's product line includes such various items as drill presses, sand paper, lathes and robotic controlled arms.

     Gresswell. Gresswell markets library-related products in the U.K., including furniture, and media display and storage. Gresswell's dedicated sales and design team helps customers plan, design and install library projects using computer assisted design equipment.

     Hammond & Stephens. Hammond & Stephens is a leading publisher of school forms, including student assignment books, record books, grade books, teacher planners and other printed forms for kindergarten through twelfth grade.

     SmartStuff. SmartStuff is the developer of FoolProof software, a desktop software security program which limits access by children to selected programs and applications on desktop computers.
SmartStuff is expected to introduce Internet browser security and filtering software products for the education market.

     Our merchandising managers, many of whom have prior experience in education, continually review and update the product lines for each operating division.
The merchandising managers convene customer focus groups and advisory panels to determine whether current offerings are well-received and to anticipate future demand. The merchandising managers also travel to product fairs and conventions seeking out new product lines. This annual review process results in an organic reshaping and expansion of the educational materials we offer.

                Our Sales and Marketing

     Our Two-Pronged Approach. As previously discussed, we believe we have developed a substantially different sales and marketing model from that of traditional school supply and school furnishings distribution companies in the United States. Our strategy is to use two separate marketing approaches
("top down" and "bottom up") to reach all the prospective purchasers in the school system.

     Traditional Business. As part of the integration of Beckley-Cardy into our School Specialty traditional supply business, we restructured our traditional sales and marketing operations from a decentralized regional system to a more centralized national structure. Our national marketing model has 250 sales representatives operating within 15 regions supported by regional managers and two regional customer service and sales support call centers. The reorganization reallocated sales territories, selectively reduced the combined sales and management force and reduced the number of regional customer service/sales support locations from 12 to four in fiscal 1999 with two more to close in fiscal 2000. We believe our new national structure significantly improves our effectiveness through better sales management, resulting in higher regional penetration, and achieves significant cost savings through the reduction in number of distribution and call centers.

     We have a broad customer base and no single customer accounted for more than 2% of sales during fiscal 1999, 1998 and 1997. Schools typically purchase school supplies and furniture based on an established relationship with relatively few suppliers. We establish and maintain our relationship with our traditional customers by assigning accounts within a specific geographic territory to a local area sales representative who is supported by a centrally located customer service team. Our customer service representatives call on existing traditional customers frequently to ascertain and fulfill their school supply needs. The representatives maintain contact with these customers throughout the order cycle and assist in processing orders.

     Our primary compensation program for sales representatives is based on commissions as a percentage of gross profit on sales. For new and transitioning sales representatives, we offer salary and expense reimbursement until the representative is moved to a full commission compensation structure.

     Specialty Business. We generally use direct mail catalogs to reach our broader customer base. We distribute seven major specialty catalogs, one for each of our Childcraft, Sax Arts and Crafts, Frey
Scientific, Sportime, Brodhead Garrett, Gresswell and
Hammond & Stephens lines. For each product line, a major catalog containing all product offerings is distributed toward the end of the calendar year so that it is available for school buyers at the beginning of the year. During the year, various catalog supplements are distributed to coincide with the peak school buying season in June through September and following the start of school in the fall. Our SmartStuff brand uses a combination of marketing brochures, outside field sales and telemarketing to reach its customer base.

     Pricing. Pricing for our general and specialty product offerings varies by product and market channel.
We generally offer a negotiated discount from catalog prices for supplies from our School Specialty and Beckley-Cardy catalogs and respond to quote and bid requests for furniture and equipment. In addition, local sales representatives work with our corporate sales force and school supply buyers to achieve an acceptable pricing structure based upon the mix of products being purchased. The pricing structure of specialty products offered through direct marketing is generally not subject to negotiation.

                     Distribution

     We distribute products through our distribution centers and place customer orders directly with our suppliers. Furniture is generally shipped directly from the manufacturer to the customer.

     We have adopted a plan to rationalize our distribution systems following the Beckley-Cardy acquisition. Under this plan, we will close five of our 13 regional distribution centers and centrally manage the remaining eight. We have already closed two regional distribution centers and expect to close the remaining three by December 31, 1999. We believe this restructuring will improve our distribution efficiency and generate significant cost savings.

        Our Purchasing and Inventory Management

     We manage our inventory by continually reviewing daily inventory levels compared to a running 90-day inventory for the previous year, adjusted for incoming orders. We constantly refine the focus of inventory products through our automated inventory management system to pursue the optimum level of scope and depth of product offered. Inventory forecasts are made daily for all stock keeping units by assessing anticipated demand by adjusting historical demand levels to account for current order activity and available stock as well as the expected lead time from the supplier. The forecast allows inventory purchases to respond quickly to high seasonal demand while keeping off-season inventory to a minimum. The information systems for all of our distribution centers are connected to allow transfer of inventory between facilities to fill regional demand. In addition, all orders can be redirected to the distribution center which is the primary stocking location for a product. Our inventory management results in inventory turnover that management believes is higher than average industry turnover rates and reduces the level of discontinued, excess and obsolete inventory compared to businesses that we have acquired.

     We believe our large size enhances our purchasing power with suppliers resulting in lower product costs than most of our competitors. Further, we believe that this purchasing power leverage will increase with additional acquisitions which, in turn, should improve our operating margins.

     We believe that the primary determinants of customer satisfaction in the educational supply industry are the completeness and accuracy of shipments received and the timeliness of delivery. We continue to invest in sophisticated computer systems to automate the order taking, inventory allocation and management, and order shipment processes. As a result, we have been able to provide superior order fulfillment to our customers. In addition, we have developed our Order
Management System, which allows schools to customize their orders and enter them electronically and provides historical usage reports to schools useful for their budgeting process. While this system currently only accounts for approximately 6% of our traditional supply sales, we believe it will become more significant as schools upgrade their technology and use of computers.
During the academic year, we seek to fill orders within 24 hours of receipt of the order at a 95% fill rate and a 99.5% order accuracy rate. During the summer months, we shift to a production environment and schedule shipments to coincide with the start of the school year. During the summer months our objectives are to meet a 100% fill rate at a 99.5% order accuracy rate.
Our average order fill rate for June, July and August
1998 exceeded 97%. We define "fill rate" as the percentage of line items in a customer's order that are initially shipped to the customer in response to the order by the requested ship date.

     During the peak shipping season between June 1 and September 30, each of our distribution centers contracts with local common carriers to deliver our product to schools and school warehouses.
ClassroomDirect.com and Sax Arts and Crafts rely on carriers such as Roadway Package Service, United Parcel
Service and the U.S. Postal Service for distribution to customers.

                Our Information Systems

     We believe that through the utilization of technology in areas such as (1) purchasing and inventory management, (2) customer order fulfillment and (3) database management, we are able to turn inventory more quickly than competitors, offer customers more convenient and cost effective ways of ordering products and more precisely focus our sales and marketing campaigns.

     We use two principal information systems. In the traditional and certain specialty businesses, we use a specialized distribution software package used primarily by office products and paper marketers. This software package is referred to as the Software for Distributors System (the "SFD system"). This software offers a fully integrated process from sales order entry through customer invoicing, and inventory requirements planning through accounts payable. Our system provides information through daily automatic posting to the general ledger and integrated inventory control. We have made numerous enhancements to this process that allow greater flexibility in addressing the seasonal requirements of the industry and meeting specific customer needs.

     The remaining specialty divisions use either the SFD system or a mail order and catalog system provided by Smith-Gardner & Associates. The Mail-Order and
Catalog System ("MACS") meets the unique needs of the direct marketing approach with extensive list management and tracking of multiple marketing efforts.
The system provides complete and integrated order processing, inventory control, warehouse management and financial applications.

     Although we have two principal information systems, both the SFD system and MACS integrate general ledger, purchasing and inventory management functions.
The software and hardware allow for continued incremental growth as well as the opportunity to integrate new client-server and other technologies into the information systems. For information on Year 2000 compliance of our information systems, see "Item
7-Management's Discussion and Analysis of Financial
Condition and Results of Operations-Year 2000."

                    Our Competition

     We operate in a highly competitive environment.
The market is especially competitive on a regional basis, but we believe our heaviest competition is coming from alternate channel competitors such as office product contract stationers and superstores.
Their primary advantages over us are size, location, greater financial resources and buying power. Their primary disadvantage is that their product mix covers only 15% to 20% of the school's needs (measured by volume). In addition, our competitors do not offer special order fulfillment software, which we believe is increasingly important to adequately service school needs. We believe we compete favorably with these companies on the basis of service and product offering.

                     Our Employees

     As of July 1, 1999, we had approximately 2,100 full-time employees. To meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer seasons. Historically, we have been able to meet our requirements for seasonal employment. As of July 1, 1999, approximately 40 of our employees were members of the Teamsters Labor Union at our Sax Arts and Crafts' New Berlin, Wisconsin facility. We consider our relations with our employees to be very good.

              Forward-Looking Statements

     Statements in this Annual Report which are not strictly historical are "forward-looking" statements.
In accordance with the Private Securities Litigation
Reform Act of 1995, we can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report, including, without limitation, statements made under
Item 1, Business and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to growth plans and projected sales, revenues, earnings and costs, (2) information included or incorporated by reference in our future filings with the Securities and Exchange Commission including, without limitation, statements with respect to growth plans and projected sales, revenues, earnings and costs and (3) information contained in written material, releases and oral statements issued by, or on behalf of, School Specialty including, without limitation, statements with respect to growth plans and projected sales, revenues, earnings and costs. Our actual results may differ materially from those contained in the forward-looking statements identified above.
Factors which may cause such a difference to occur include, but are not limited to, the following:

     Potential Tax Liability from Spin-Offs. We became a public company on June 9, 1998 when U.S. Office
Products distributed all of our shares and the shares of three other companies to its shareholders and we sold additional shares of our stock in a public offering. These distributions (known as the "spin-offs") were intended to be tax-free to both U.S. Office
Products and its shareholders. As part of the spin-offs, we and the other three companies whose shares were distributed each agreed with U.S. Office Products that if any of us took any action or failed to act in a way that materially caused the distributions to be taxable, then U.S. Office

Products could require any of us to pay to it the full amount of the tax losses it suffered as a result of the distributions. We and the three other spin-off companies also agreed that if the distributions became taxable for any other reason, we would each pay to U.S. Office Products a portion of its tax losses based on the relative aggregate value of each company's common stock immediately after the distributions. We estimate that our portion of any such tax losses under this agreement would be approximately 14.4%. We also agreed with the other three spin-off companies that if one or more of us materially caused the distributions to be taxable and any of the other companies were required to pay tax losses under the agreement to U.S. Office Products, then the company or companies that materially caused the distributions to be taxable would reimburse the other companies for such payments. As a result of these agreements, we could be required to pay:

    * all of the tax losses of U.S. Office Products if we cause the distributions to be taxable,

    *  our portion of the tax losses of U.S. Office
       Products even if neither we nor any of the other three companies cause the distributions to be taxable, or

    * all of the tax losses of U.S. Office Products even if we did not cause the distributions to be taxable and one or more of the other companies did (while such other companies would be required to reimburse us for such payment, we cannot be sure that we will receive such reimbursement).

     Exposure to Risks Related to Other Liabilities of
U.S. Office Products. As part of the distributions, we and the other three spin-off companies each agreed with U.S. Office Products to pay a portion of the securities law and general liabilities of U.S. Office Products arising prior to the distributions and, if any of the spin-off companies fails to pay its portion, to pay a portion of the unpaid amount. These shared liabilities do not include any liability that relates specifically to a particular spin-off company or to the continuing businesses of U.S. Office Products after the distributions. The portion of the shared liabilities payable by each spin-off company is based on the average of each company's revenues for fiscal 1998 relative to those of U.S. Office Products and each company's operating income for fiscal 1998 relative to that of U.S. Office Products. We estimate that our portion of any such liabilities under this agreement would be approximately 9.8%, but the maximum aggregate amount we can be required to pay for all shared liabilities is limited by the agreement to $1.75 million (including as a result of defaults by the other spin-off companies). U.S. Office Products has been named as a defendant in various class action lawsuits relating to the distributions that allege, among other things, violations of the federal securities laws. As a result of these agreements, we may be required to pay up to $1.75 million to U.S. Office Products for shared liabilities even though they are unrelated to our business and operations, we have no control over such liabilities and one or more of the other spin-off companies may be primarily responsible for such liabilities.

     Limited Independent Operating History. Prior to the spin-off in June 1998, we operated as a wholly owned subsidiary of U.S. Office Products and many of our general, administrative and financial functions
(including legal, accounting, purchasing, management information services and borrowings) were handled by U.S. Office Products. Since the spin-off, we have operated independently of U.S. Office Products and have been independently responsible for managing and financing all aspects of our business and operations.
Our expenses are likely to be higher than when we were a subsidiary of U.S. Office Products and we may experience difficulties with respect to general, administrative and financial functions that we did not experience as part of U.S. Office Products. Because some of the financial information included in this Annual Report relates to periods during which we were a subsidiary of U.S. Office Products, it does not necessarily reflect what our results of operations and financial condition would have been it we were independent during those periods and it may not be a good indication of what our future results of operations and financial condition will be.

     Risk of Rapid Growth and Dependence Upon
Acquisitions for Future Growth. Our business has grown significantly through acquisitions in recent years.
Since May 1996, we have acquired 20 companies. Future growth in our revenues and earnings depends substantially on our ability to continue to acquire and successfully integrate and operate school supply companies. We cannot guarantee that we will be able to identify and acquire businesses at all or on reasonable terms. In addition, we cannot be sure that we will be able to operate the businesses that we acquire profitably or that our management and financial controls, personnel, computer systems and other corporate support systems will be adequate to manage the increased size and scope of our operations as a result of acquisitions. Managing and integrating acquired businesses may result in substantial costs, delays or other operating or financial problems that could materially and adversely affect our financial condition and results of operations. These include:

    * the diversion of management's attention and other resources away from our existing businesses,

    * significant charges and expenses relating to employee severance, restructuring and transaction costs and other unexpected events or liabilities,

    * the inability to retain, hire or train qualified personnel for the acquired businesses, and

    * the amortization of goodwill and other acquired intangible assets.

     We intend to pay for acquisitions in whole or in part using our shares, and in some cases this may dilute our earnings per share. Our ability and willingness to use our shares will depend upon their market price and the willingness of sellers to accept our shares. In addition, our ability to issue shares may be limited by Section 355(e) of the Internal
Revenue Code of 1986.  Under that Section, U.S. Office
Products will incur tax liability for the distribution of our shares if 50% or more, by vote or value, of the capital stock of either U.S. Office Products or School
Specialty is acquired by one or more persons acting pursuant to a plan or series of related transactions that includes the spin-off. There is a presumption that any acquisition occurring within two years after the spin-off is pursuant to a plan that includes the spin-off. However, the presumption may be overcome by establishing that the spin-off and such acquisition are not part of a plan or series of related transactions.
As noted above, we will be liable for all the tax liabilities of U.S. Office Products if our actions cause the spin-off to be taxable and will be liable for all or a portion of such liabilities even if our actions did not cause the spin-off to be taxable.

     Inability to Use the Pooling-of-Interests Method of Accounting; Material Amount of Goodwill. Under generally accepted accounting principles, we must be independent for at least two years before we can use the pooling-of-interests method of accounting for share acquisitions, which would avoid the creation and subsequent amortization of goodwill. Because we were a wholly owned subsidiary of U.S. Office Products until the completion of the spin-off on June 9, 1998, we will not be eligible to use pooling-of-interest accounting until June 9, 2000. We must use purchase accounting for any acquisitions prior to that date, which may continue to result in the creation of goodwill.

     Approximately $201.2 million, or 46%, of our total assets as of April 24, 1999 represents intangible assets, the significant majority of which is goodwill.
Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire.
We are required to record goodwill as an intangible asset on our balance sheet and to amortize it over a period of years. We generally amortize goodwill for each acquisition on a straight line method over a period of 40 years, which means that in each year during the 40-year period 1/40th of the goodwill is taken off our balance sheet and recorded in our income statement as a non-cash expense (which reduces our net income). Even though it reduces our net income for accounting purposes, amortization of goodwill may not be deductible for tax purposes. In addition, we are required to periodically evaluate whether we can recover our remaining goodwill from the undiscounted future cash flows that we expect to receive from the operations of the acquired companies. If these undiscounted future cash flows are less than the carrying value of the associated goodwill, the goodwill is impaired and we must reduce the carrying value of the goodwill to equal the discounted future cash flows and take the amount of the reduction as a charge against our income. Reductions in our net income caused by the amortization or write down of goodwill could materially adversely affect our results of operations and financial condition.

     Dependence on Growth of Student Population and
School Expenditures. Our growth strategy and profitability also depend on growth in the student population and expenditures per student in public and private elementary and secondary schools. The level of student enrollment is largely a function of demographics, while expenditures per student are also affected by government budgets and the prevailing political and social attitudes towards education. Any significant and sustained decline in student enrollment and/or expenditures per student could have a material adverse effect on our business, financial condition and results of operations.

     Seasonality of Our Business. Our educational supply businesses are highly seasonal. Because most of our customers want their school supplies delivered before or shortly after the commencement of the school year in September, we make most of our sales from May to October. As a result, we usually earn more than 100% of our annual net income in the first six months of our fiscal year and operate at a loss in our third fiscal quarter. This seasonality causes our operating results to vary considerably from quarter to quarter.

     Dependence on Key Suppliers and Service Providers.
We depend upon a limited number of suppliers for some of our products, especially furniture. We also depend upon a limited number of service providers for the delivery of our products. If these suppliers or service providers are unable to provide the products or services that we require or materially increase their costs (especially during our peak season of June through September), this could impair our ability to deliver our products on a timely and profitable basis and could have a material adverse effect on our business, financial condition and results of operations. We were, for example, adversely affected by the United Parcel Service strike during August 1997 due to the perception that we were unable to ship products. As we seek to reduce the number of our suppliers and to minimize duplicative lines as part of our business strategy, we are likely to increase our dependence on remaining vendors.

     Reliance on Key Personnel. Our business depends to a large extent on the abilities and continued efforts of current executive officers and senior management, including Daniel P. Spalding, our Chief
Executive Officer. We are also likely to depend heavily on the executive officers and senior management of businesses that we acquire in the future. If any of these people become unable or unwilling to continue in his or her present role, or if we are unable to attract and retain other qualified employees, our business could be adversely affected. Although we have employment contracts with most executive officers, we do not have employment agreements with our senior management. We do not have and do not intend to obtain key man life insurance covering any of our executive officers or other members of senior management.

     Competition. The market for school supplies is highly competitive and fragmented. We estimate that over 3,400 companies market educational materials to schools for pre-kindergarten through twelfth grade as a primary focus of their business. We also face increasing competition from alternate channel marketers, including superstores and office product contract stationers, that have not traditionally focused on marketing school supplies. These competitors are likely to continue to expand their product lines and interest in school supplies. Some of these competitors have greater financial resources and buying power than we do. We believe that the educational supplies market will consolidate over the next several years, which is likely to increase competition in our markets and in our search for attractive acquisition candidates.

     Dependence on Our Systems; Our Year 2000 Issues.
We believe that one of our competitive advantages is our information systems, including our proprietary
PC-based customer Order Management System. We have integrated the operations of almost all of our divisions and subsidiaries and their information systems are linked to host systems located at our headquarters in Appleton, Wisconsin and at two other locations. If any of these links disrupted or become unavailable, this could materially and adversely affect our business, results of operations and financial condition.

     Several of our recently-acquired divisions and/or subsidiaries as well as Gresswell (our foreign subsidiary) use predecessor information systems. With the exception of Gresswell, we intend to convert the information systems of these businesses to one of our host systems as soon as practicable. However, none of these businesses has a backup computer system or backup extra communication lines. Even though we have taken precautions to protect ourselves from events that could interrupt the operations of these businesses and intend to do so for other businesses we acquire in the future, we cannot be sure that a fire, flood or other natural disaster affecting their systems would not disable the system or prevent the system from communicating with our other businesses. The occurrence of any of these events could have a material adverse effect on our results of operations and financial condition.

     The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year.
As a result, the systems and applications may not properly recognize the Year 2000 or process data which includes it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures. Because any disruption to our computerized order processing and inventory systems could materially and adversely affect our operations, we have established a centrally managed, company wide plan to identify, evaluate and address Year 2000 issues.
Although most of our mission critical systems, network elements and products were verified for Year 2000 compliance as of the end of June 1999, we may still be susceptible to Year 2000-related problems. In addition, if our suppliers, service providers and/or customers fail to resolve their Year 2000 issues in an effective and timely manner, our business could be significantly and adversely affected. We believe that some of our school customers have not yet addressed or resolved their Year 2000 issues.

     Absence of Dividends. We do not expect to pay cash dividends on our Common Stock in the foreseeable future. In addition, our ability to pay dividends may be restricted from time to time by the financial covenants contained in our credit agreements and debt instruments. Our current Senior Credit Facility contains restrictions on, and in some circumstances may prevent, our payment of dividends.

     Leverage. As of April 24, 1999, we had $172.5 million of bank debt outstanding. In addition, our leverage could increase over time. Our Senior Credit
Facility permits us to incur additional debt under certain circumstances and we expect to borrow under our Senior Credit Facility for general corporate purposes, including working capital and for acquisitions.

     Our ability to meet our debt service obligations depends on our future performance. Our future performance is influenced by general economic conditions and by financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may have to:

    *  delay our acquisition program,

    *  sell our equity securities,

    *  sell our assets, or

    *  restructure and refinance our debt.

     We cannot give our stockholders any assurance that, if we are unable to service our debt, we will be able to sell our equity securities, sell assets or restructure and refinance our debt. Our substantial debt could have important consequences to our stockholders. For example, it could:

    * make it more difficult for us to obtain additional financing in the future for our acquisitions and operations,

    * require us to dedicate a substantial portion of our cash flows from operations to the repayment of our debt and the interest associated with our debt,

    * limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt, creating liens on our property and paying dividends,

    * subject us to risks that interest rates and our interest expense will increase,

    * place us at a competitive disadvantage compared to our competitors that have less debt, and

    *  make us more vulnerable in the event of a downturn in our business.

Item 2.  Properties

     Our corporate headquarters are located at 1000
North Bluemound Drive, Appleton, Wisconsin, a combined office and warehouse facility of approximately 120,000 square feet. Our lease on the Appleton headquarters expires on December 31, 2001, although we are currently negotiating with the owners of the facility (consisting of the father and uncle of our Chief Executive Officer, Daniel P. Spalding, and one other unrelated party) to purchase the property during the second quarter of fiscal 2000. See "Item 13-Certain Relationships and
Related Transactions" for more information. We lease or own the following additional principal distribution facilities:

                             Approximate
                               Square     Owned/
          Locations            Footage    Leased       Lease Expiration

Agawam, Massachusetts         163,300     Owned*        -
Atlanta Georgia                76,913     Leased        January 6, 2002
Birmingham, Alabama           180,365     Leased        November 30, 2006
Bowling Green, Kentucky        42,000     Leased        June 30, 2001
Carson City, Nevada            80,000     Owned         -
Fremont, Nebraska              95,000     Leased        June 30, 2003
Fresno, California             18,480     Leased        December 31, 2001
Hoddesdon, England             47,500     Leased        September 24, 2006
Lancaster, Pennsylvania        72,947     Leased        December 31, 2002
Lancaster, Pennsylvania       165,750     Leased        February 28, 2009
Lufkin, Texas                 140,000     Owned*        -

Mansfield, Ohio               323,000     Owned*        -
New Berlin, Wisconsin          97,500     Leased        March 31, 2002
Oklahoma City, Oklahoma        37,340     Leased        July 16, 2001
Portland, Oregon               30,456     Leased        May 31, 2001
Salina, Kansas                123,000     Owned*        -
Union City, California         14,494     Leased        April 7, 2000
Ontario, California            16,786     Leased        October 14, 2000
__________

* We are currently considering a sale and leaseback transaction involving certain of our owned distribution centers and other properties. See "Item
  7-Management's Discussion and Analysis of Financial
  Condition and Results of Operations-Liquidity and Capital Resources."

     The Lancaster, Pennsylvania facility is used for manufacturing and the Fremont, Nebraska facility is used for production of school forms.

     We believe that our properties are adequate to support our operations for the foreseeable future. We regularly review the consolidation of our facilities.

Item 3.  Legal Proceedings

     We are, from time to time, a party to legal proceedings arising in the normal course of business.
Our management believes that none of these legal proceedings will materially or adversely affect our financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

     There was no matter submitted during the quarter ended April 24, 1999 to a vote of our security holders.

         EXECUTIVE OFFICERS OF THE REGISTRANT

     As of July 19, 1999, the record date of our 1999
Annual Meeting of Stockholders, the following persons served as executive officers of School Specialty:

 Name and Age
  of Officer                         Office

Daniel P. Spalding       Mr. Spalding became Chairman of the Board and
   Age 44                Chief Executive Officer of School Specialty in
                         February 1998.  From 1996 to February 1998, Mr.
                         Spalding served as President of the Educational
                         Supplies and Products Division of U.S. Office
                         Products. From 1988 to 1996, he served as President, Chief Executive Officer and a director of Old School. Prior to 1988, Mr.
                         Spalding was an officer of JanSport, a
                         manufacturer of sports apparel and backpacking equipment. Mr. Spalding was a co-founder of JanSport and served as President and Chief
                         Executive Officer from 1977 to 1984.  Mr.
                         Spalding has been a director of the National
                         School Supply and Equipment Association since
                         1992 and completed his term as the association's
                         Chairman in November 1997.

David J. Vander Zanden   Mr. Vander Zanden became the President and Chief
    Age 44               Operating Officer of School Specialty in March
                         1998.  From 1992 to March 1998, he served as
                         President of Ariens Company, a manufacturer of outdoor lawn and garden equipment. Mr. Vander
                         Zanden has served as a director of School
                         Specialty since completion of the spin-off from U.S. Office Products in June 1998.

Donald J. Noskowiak      Mr. Noskowiak has served as Chief Financial
   Age 41                Officer of School Specialty since 1997.  In
                         February 1998, Mr. Noskowiak became an Executive
                         Vice President of School Specialty. He was Vice
                         President, Treasurer and Principal Financial
                         Officer of Old School from 1994 until 1997.
                         From 1992 to 1994, he was the Corporate
                         Controller of Old School.

Douglas Moskonas         Mr. Moskonas has served as Executive Vice
   Age 54                President of School Specialty for School
                         Specialty Divisions since completion of the spin-off from U.S. Office Products in June 1998. Mr.
                         Moskonas joined Old School in 1993 as Vice
                         President of Sales for the Valley Division. He served as General Manager for the Valley
                         Division from 1994 to 1996 and was appointed
                         President of School Specialty Divisions in 1997.
                         Prior to joining School Specialty, Mr. Moskonas served as Vice President of Sales for Emmons-
                         Napp Office Products from 1979 to 1993.

Melvin D. Hilbrown       Mr. Hilbrown has served as Executive Vice
   Age 51                President of School Specialty and Managing
                         Director for Gresswell since completion of the spin-off from U.S. Office Products in June 1998.
                         Mr. Hilbrown joined School Specialty as Managing
                         Director of Gresswell with School Specialty's acquisition of Don Gresswell, Ltd. in 1997. He had been Managing Director of Gresswell since 1989.

Richard H. Nagel        Mr. Nagel has served as Executive Vice President
    Age 58              of School Specialty for Sax Arts and Crafts
                        since completion of the spin-off from U.S.
                        Office Products in June 1998.  Mr. Nagel joined
                        School Specialty with the acquisition of Sax
                        Arts and Crafts in 1997. Mr. Nagel had been with Sax Arts and Crafts since 1975 when he was hired as Assistant General Manager. He was named Vice President/General Manager of Sax Arts and Crafts in 1984 and President of Sax Arts and Crafts in 1990.

Donald Ray Pate, Jr.    Mr. Pate has served as Executive Vice President
   Age 36               of School Specialty for ClassroomDirect.com
                        since completion of the spin-off from U.S.
                        Office Products in June 1998.  Mr. Pate joined
                        School Specialty with the acquisition of Re-Print in 1996, having served as President of Re-Print since he acquired it in 1988.

Ronald E. Suchodolski   Mr. Suchodolski has served as Executive Vice
    Age 53              President of School Specialty for Childcraft
                        since completion of the spin-off from U.S.
                        Office Products in June 1998. Mr. Suchodolski joined School Specialty with the acquisition of Childcraft in 1997. Mr. Suchodolski was Vice
                        President of Childcraft in 1995 and 1996 and was Director of Childcraft's School Division from
                        1984 to 1989.  From 1989 to 1993, Mr.
                        Suchodolski was President of the Judy/Instructo
                        Division of Paramount, and from 1993 to 1995, Mr. Suchodolski served as Senior Vice President of Sales and Marketing for Paramount
                        Publishing's Supplementary Materials Division.

Michael J. Killoren     Mr. Killoren has served as Vice President and
    Age 42              Chief Information Officer of School Specialty
                        since March 1999.  Mr. Killoren was Chief
                        Operating Officer of School Specialty
                        Distribution from 1997 to 1999 and Vice
                        President Operations from 1992 to 1997.

Brian E. Chapin         Mr. Chapin has served as Executive Vice
    Age 47              President of School Specialty for SmartStuff
                        since School Specialty acquired SmartStuff in March 1999. Mr. Chapin served as President of
                        SmartStuff since he founded it in 1993.

Peter S. Savitz         Mr. Savitz has served as Executive Vice
    Age 50              President of School Specialty for Sportime since
                        School Specialty acquired Sportime in February
                        1999.  Mr. Savitz has been with Sportime since
                        1972.

Garett H. D. Reid      Mr. Reid has served as Executive Vice President
     Age 59            of School Specialty for Frey Scientific since
                       School Specialty acquired National School Supply
                       Company (Beckley-Cardy) in August 1998.  Mr.
                       Reid served as Vice President of Marketing and Sales in Science & Media with the Beckley-Cardy
                       Group since 1989.

Roger D. Pannier      Mr. Pannier has served as Executive Vice
    Age 48            President of School Specialty for Hammond &
                      Stephens since School Specialty acquired Hammond
                      & Stephens in June 1998.  Mr. Pannier was
                      Chairman from 1993 to 1998 and President from 1989 to 1993 and joined Hammond & Stephens as
                      Controller in 1979.

     Daniel P. Spalding and Michael J. Killoren are cousins.

     The term of office of each executive officer is from one annual meeting of the Board of Directors until the next annual meeting of the Board of Directors or until a successor for each is selected.

     There are no arrangements or understandings between any of our executive officers and any other person (not an officer or director of School Specialty acting as such) pursuant to which any of our executive officers were selected as an officer of School
Specialty.

                        PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     Our Common Stock has traded under the symbol
"SCHS" on the Nasdaq National Market since June 10,
1998. There was no market for the Common Stock prior to that date. The table below sets forth the reported high and low closing sale prices for shares of the Common Stock on the Nasdaq National Market during the indicated quarters.

     Fiscal quarter ended            High              Low

     July 25, 1998                   $17.8750          $14.3750
     October 24, 1998                 17.0000           10.6250
     January 23, 1999                 25.0625           13.8750
     April 24, 1999                   25.8750           17.7500

Holders

     As of July 1, 1999, there were 3,514 record holders of the Common Stock.

Historical Dividends

     We have not declared or paid any cash dividends on our Common Stock to date. We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business.
Accordingly, we do not expect to pay cash dividends on our Common Stock in the foreseeable future. In addition, our ability to pay dividends may be restricted or prohibited from time to time by financial covenants in our credit agreements and debt instruments. Our current Senior Credit Facility contains restrictions on, and in some circumstances may prevent, our payment of dividends.

Recent Sales of Unregistered Securities

     During the fiscal year ended April 24, 1999, we issued the following equity securities in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     On March 29, 1999, we issued 204,778 shares of
Common Stock in connection with the acquisition of SmartStuff. Out of the $8.2 million we paid for SmartStuff, $3.7 million was paid in cash and $4.5 million in shares of Common Stock. The shares of the Common Stock were issued without registration under the Securities Act in reliance on Section 4(2) thereunder.

     On April 20, 1999, we issued 45,849 shares of
Common Stock in connection with the acquisition of Holsinger. Out of the $1.7 million we paid for Holsinger, $750,000 was paid in cash and $950,000 was paid in shares of Common Stock. The shares of the Common Stock were issued without registration under the Securities Act in reliance on Section 4(2) thereunder.

Item 6.  Selected Financial Data

          SELECTED HISTORICAL FINANCIAL DATA
      (in thousands, except per share data)  (1)

                                                                Four
                                                                Months
                              Fiscal Year Ended                 Ended        Fiscal Year Ended
                        April 24,    April 25,    April 26,    April 30,        December 31,
                         1992(2)      1998(2)      1997(2)      1996(2)       1995(2)    1994(2)
Statement of Income Data:

Revenues                $521,704    $310,455    $191,746      $ 28,616     $150,482   $119,510
Cost of revenues         341,783     202,870     126,862        18,591       98,233     82,951
Gross profit            $179,921    $107,585    $ 64,884      $ 10,025     $ 52,249   $ 36,559
Selling, general
and administrative
expenses                 144,659      87,846      53,177        11,917       47,393     32,080
Non-recurring
acquisition costs              -           -       1,792         1,122            -          -
Restructuring costs        5,274       3,491         194             -        2,532          -
Operating income
(loss)                  $ 29,988    $ 16,248    $  9,721      $ (3,014)    $  2,324   $  4,479
Interest expense (net)    12,601       5,373       4,197         1,455        5,536      3,007
Other (income)
expense                    (228)         156        (196)           67          (18)       (86)
Income (loss)
before provision
for (benefit from)
income taxes            $ 17,615    $ 10,719    $  5,720      $ (4,536)    $ (3,194)  $  1,558
Provision for
(benefit from)
income taxes (3)           8,719       5,480      (2,412)          139          173        218
Net income (loss)       $  8,896    $  5,239    $  8,132      $ (4,675)    $ (3,367)  $  1,340
Net income (loss)
per share:
  Basic                 $   0.61    $   0.40    $   0.81      $  (0.54)    $  (0.51)  $   0.26
  Diluted                   0.60        0.39        0.80         (0.53)       (0.50)      0.26
Weighted average
shares outstanding:
  Basic                   14,690      13,284      10,003         8,611        6,562      5,062
  Diluted                 14,840      13,547      10,196         8,789        6,669      5,078


                         April 24,   April 25,    April 26,    April 30,        December 31,
                          1999        1998         1997         1996          1995       1994
Balance Sheet Data:
Working capital
(deficit)               $117,194    $ 47,791    $ 14,491      $ (3,663)    $ (1,052)   $ 3,512
Total assets             437,708     223,729      87,685        54,573       54,040     44,267
Long-term debt           161,691      63,014      33,792        15,031       15,294     11,675
Total debt               173,285      83,302      60,746        40,918       39,783     32,276
Stockholders'
equity (defecit)         202,687     106,466      16,329        (4,267)        (620)     1,827
__________



(1)    The historical financial information of School
       Specialty, Inc., a Wisconsin corporation, and The
       Re-Print Corp., both of which were acquired by U.S.
       Office Products in business combinations accounted for under the pooling-of-interests method in May
       1996 and July 1996, respectively, have been combined on a historical cost basis in accordance with generally accepted accounting principles ("GAAP") to present this financial data as if the two companies had always been members of the same operating group.
       All business acquisitions since July 1996 have been accounted for under the purchase method. The financial information of the businesses acquired in business combinations accounted for under the purchase method is included from the dates of their respective acquisitions.

(2) Certain reclassifications have been made to the historical financial data for the fiscal years ended
       December 31, 1994 and 1995, the four months ended
       April 30, 1996, and the fiscal years ended April 26, 1997 and April 25, 1998 to conform with the fiscal
       1999 presentation. These reclassifications had no effect on net income or net income per share.

(3) Results for the fiscal year ended April 26, 1997 include a benefit from income taxes of $2.4 million primarily arising from the reversal of a $5.3 million valuation allowance in the quarter ended April 26, 1997. The valuation allowance had been established in 1995 to offset the tax benef it from net operating loss carryforwards included in our deferred tax assets, because at the time it was not likely that such tax benefit would be realized. The valuation allowance was reversed subsequent to our being acquired by U.S. Office Products, because it was deemed "more likely than not," based on improved results, that such tax benefit would be realized.

Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

     You should read this Management's Discussion and Analysis of Financial Condition and Results of
Operations together with the consolidated financial statements and related notes, included elsewhere in this Annual Report.

Overview

     We are the largest marketer of non-textbook educational supplies and furniture to schools for pre-kindergarten through twelfth grade. We offer more than 60,000 items through an innovative two-pronged marketing approach that targets both school administrators and individual teachers. Our broad product range enables us to provide our customers with one source for virtually all of their non-textbook school supplies and furniture needs.

     We have grown significantly in recent years both through acquisitions and internal growth. In order to expand our geographic presence and product range, we have acquired 20 companies since May 1996. In August
1998, we purchased Beckley-Cardy, our largest traditional and specialty school supply competitor.

     Revenues have increased from $119.5 million for the fiscal year ended December 31, 1994 to $521.7 million for the fiscal year ended April 24, 1999. This increase resulted primarily from 21 acquisitions, 20 of which occurred from fiscal 1997 through fiscal 1999, as well as internally generated growth. Our revenues for the fiscal year ended April 24, 1999 were $521.7 million and our operating income before non-recurring acquisition and restructuring costs was $35.3 million, which represented compound annual increases of 40% and 60%, respectively, compared to our historical results for the year ended December 31, 1994. While acquisitions have the effect of increasing overall revenues, there may be short-term reductions in the revenues of the acquired businesses due to rationalization of product line and sales force integrations and reductions.

     Our gross profit margin has improved in recent years primarily due to acquisitions and increased buying power. We have acquired many specialty businesses, which tend to have higher gross margins than our traditional business. In addition, our acquisitions of both specialty and traditional businesses have increased our buying power and we have used this to reduce the cost of the products we purchase. Acquisitions of traditional businesses may have a negative impact on our gross margin, although over time we should benefit from increased purchasing power leverage. We believe that we can continue to improve our gross margins by acquiring specialty businesses and by leveraging increased purchasing power.

     Our operating margins have also improved significantly over the last several years. This improvement reflects our recent acquisitions of specialty companies which have higher operating margins than our traditional businesses. In addition, through the integration of acquired businesses, we have been able to further improve our operating margins by eliminating redundant expenses, leveraging overhead costs and improving purchasing power. While we have already achieved significant operating margin improvements from the acquisitions we have made to date, we believe there are still opportunities to eliminate redundant expenses. In addition, because our business is seasonal, the timing of our acquisitions may affect the comparability of our operating margins in the short term. In particular, we have historically made many of our acquisitions during our peak selling period (the first two quarters of our fiscal year) when operating margins are at their highest. Because they have been accounted for using the purchase method of accounting, these acquisitions have caused our operating margins for the year in which the acquisitions occurred to be higher than they would have been if the results of the acquired businesses had been included for the full year.

     The benefit from income taxes in fiscal 1997 of $2.4 million reflects the reversal of a $5.3 million deferred tax valuation allowance in the fourth quarter.
Our effective tax rate is higher than the federal statutory tax rate of 35% due primarily to non-deductible goodwill amortization and state taxes. Our effective tax rate for future periods may fluctuate based on the size and structure of acquisitions and the tax deductible nature of acquired goodwill. See
"-Consolidated Historical Results of Operations."

     Our business and working capital needs are highly seasonal with peak sales levels occurring from May through October. During this period, we receive, ship and bill the majority of our orders so that schools and teachers receive their merchandise by the start of each school year. Our inventory levels increase in April through July in anticipation of the peak shipping season. The majority of cash receipts are collected from September through December. As a result, we usually earn more than 100% of our annual net income in the first six months of our fiscal year and operate at a loss in our third fiscal quarter.

     Until June 9, 2000, we will be limited to using the purchase method of accounting for acquisitions.
Under the purchase method of accounting, the costs of an acquisition over the fair value of the net assets acquired is goodwill, which is recorded as an intangible asset on the balance sheet and amortized over a period of years. We generally amortize goodwill on a straight-line basis over a period of 40 years. In addition to the purchase price, the costs of an acquisition generally include expenses relating to the acquisition of the acquired company, including investment banking, legal and accounting fees and severance and facility closing costs.

     As part of the process of integrating
acquisitions, we also incur costs relating to the restructuring of various aspects of our operations, such as the consolidation of warehouse facilities, customer service centers and sales operations. These costs typically include: costs to exit the facility, such as rent under remaining lease terms, occupancy, relocation costs and facility restoration; employee costs, such as severance; and asset impairment costs.
If these costs relate solely to the operations of the acquired company and are anticipated at the time of the acquisition, they are capitalized as part of the acquisition costs. If these costs relate to our existing operations, even if they result from an acquisition, such costs are recorded as restructuring charges in the year they are incurred and have the effect of reducing net income for that year. We expect to incur restructuring costs from time to time in the future as we continue to acquire and integrate companies. Although we believe that the restructuring charges we have taken to date are adequate, we cannot predict the magnitude or timing of restructuring charges that we may take in the future.

     School Specialty was incorporated as a wholly owned subsidiary by U.S. Office Products in Delaware in February 1998 to hold its Educational Supplies and Products Division. Old School, a Wisconsin corporation formed in October 1959, was acquired by U.S. Office
Products in May 1996. The Re-Print Corp., the predecessor to ClassroomDirect.com, LLC, our wholly owned subsidiary, has been in operation since 1921 and was acquired by U.S. Office Products in July 1996. Our consolidated financial statements give retroactive effect to these two business combinations under the pooling-of-interests method (Old School and The
Re-Print Corp. are referred to as the "Pooled
Companies") and include the results of companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition. Prior to their respective dates of acquisition by U.S. Office Products, the Pooled
Companies reported results on years ending on December
31. Effective for fiscal 1997, the Pooled Companies changed their year-ends from December 31 to a fiscal year which ends on the last Saturday in April.

Results of Operations

     The following table sets forth certain information as a percentage of revenues on an historical basis concerning our results of operations for the fiscal years ended April 24, 1999 ("fiscal 1999"), April 25,
1998 ("fiscal 1998") and April 26, 1997 ("fiscal 1997").

                                          Fiscal Year Ended
                               April 24,     April 25,     April 26,
                                1999          1998          1997

Revenues                       100.0%         100.0%        100.0%
Cost of revenues                65.5           65.3          66.2
   Gross profit                 34.5           34.7          33.8
Selling, general and
administrative expenses         27.7           28.3          27.7
Non-recurring acquisition
costs                              -              -           0.9
Restructuring costs              1.0            1.1           0.1
   Operating income              5.8            5.3           5.1
Interest expense, net            2.4            1.8           2.2
Other (income) expense             -            0.1          (0.1)
Income before provision for
(benefit from)
income taxes                     3.4            3.4           3.0
Provision for (benefit from)
income taxes                     1.7            1.8          (1.3)
Net income (loss)                1.7%           1.6%          4.3%


Consolidated Historical Results of Operations

     Year Ended April 24, 1999 Compared to Year Ended April 25, 1998

     Consolidated revenues increased 68%, from $310.5 million for fiscal 1998 to $521.7 million for fiscal
1999. This increase was due primarily to the inclusion in fiscal 1999 of (1) the revenues of five businesses acquired during fiscal 1999 from their respective dates of acquisition and (2) all of the fiscal 1999 revenues of eight businesses acquired in fiscal l998 (whose revenues were included in fiscal 1998 only from the date of acquisition). Consolidated revenues also increased due to sales to new accounts, increased sales to existing customers and higher pricing on certain products in response to increased product costs.

     Gross profit increased 67.2%, from $107.6 million in fiscal 1998 to $179.9 million in fiscal 1999 primarily due to the acquisitions referred to above.
Gross margins (gross profit as a percentage of revenues) declined slightly from 34.7% for fiscal 1998 to 34.5% for fiscal 1999. Gross margins were reduced by the acquisition of Beckley-Cardy in the second quarter of fiscal 1999 (which had a lower gross margin than our existing businesses) and an increase in lower margin bid revenues in our traditional businesses.
These reductions in gross margins were almost entirely offset by the positive impact of increased sales of higher margin specialty products and lower product costs due to higher vendor purchase rebates, which reflected our increased buying power.

     Selling, general and administrative expenses include selling expenses (the most significant component of which is sales wages and commissions), catalog costs, occupancy costs, delivery costs, general administrative overhead (which includes information systems and customer service) and accounting, legal, human resources and purchasing expenses. Selling, general and administrative expenses (including depreciation and amortization) increased 64.7%, from $87.8 million in fiscal 1998 to $144.7 million in fiscal 1999 due primarily to the acquisitions referred to above. As a percentage of revenues, these expenses declined 0.60% from 28.3% for fiscal 1998 to 27.7% for fiscal 1999. The decrease in selling, general and administrative expenses as a percentage of revenues was the result of cost savings attributable to the integration of companies acquired during fiscal 1998 and the consolidation of our warehousing under the restructuring plan discussed below. These savings as a percentage of revenues were offset by increases attributable to the acquisition of Beckley-Cardy in the second quarter of fiscal 1999 (which had higher selling, general and administrative expenses as a percentage of revenues than our existing businesses) and higher depreciation and amortization expenses due to the acquisitions referred to above.

     We use grants of employee stock options to provide an incentive to employees by increasing their ownership interests in our shares. This helps to align their interests with the interests of our stockholders. In connection with the spin-off from U.S. Office Products in June 1998, various replacement options were issued at the prior exercise price adjusted for the spin-off in accordance with Accounting Principles Board ("APB")
Opinion No. 25. If we had recorded compensation expense based upon the fair market value of the stock options on the dates of grant under the methodology prescribed by Statement of Financial Accounting
Standards ("SFAS") No. 123, our net income for the fiscal year ended April 24, 1999 would have been reduced by approximately $10.6 million or 120%.

     Restructuring charges during fiscal 1999 included
(1) a non-cash restructuring charge of $1.1 million in the first quarter of fiscal 1999, consisting of compensation expense attributed to the U.S. Office
Products stock option tender offer and the sale of shares of Common Stock to certain officers and directors, net of underwriting discounts and (2) a $4.2 million restructuring charge in the second quarter of fiscal 1999 relating to our plan to consolidate our existing warehousing, customer service and sales operations following the acquisition of Beckley-Cardy.
Under this restructuring plan, we intend to reduce our distribution centers from 13 to eight and our customer service centers from seven to two during the period from October 1998 through December 1999. The $4.2 million charge consists of $2.1 million for employee severance and termination benefits, $1.3 million for lease termination and facility shut-down costs and $0.8 million for write down of fixed assets and inventories.
On an after-tax basis, these restructuring charges reduced net income for fiscal 1999 by $3.2 million.

     Interest expense, net of interest income, increased 134.5%, from $5.4 million, or 1.8% of revenues, for fiscal 1998 to $12.6 million, or 2.4% of revenues, for fiscal 1999 primarily due to the increase in debt attributable to the acquisition of five businesses since April 24, 1998, partially offset by the reduction in debt from applying the net proceeds from our secondary public offering of Common Stock, our initial public offering of Common Stock and concurrent offering to certain officers and directors and the forgiveness of debt from U.S. Office Products in connection with the spin-off.

     Provision for income taxes increased 59.1% from $5.5 million for fiscal 1998 to $8.7 million for fiscal
1999, reflecting effective income tax rates of 49.5% for fiscal 1999 and 51.1% for fiscal 1998. The higher effective tax rate, compared to the federal statutory rate of 35%, is primarily due to state income taxes and nondeductible goodwill amortization.

     Year Ended April 25, 1998 Compared to Year Ended April 26, 1997

     Consolidated revenues increased 61.9%, from $191.7 million for fiscal 1997 to $310.5 million for fiscal
1998. This increase was primarily due to the inclusion of revenues from the eight companies acquired in business combinations accounted for under the purchase method during fiscal 1998 (the "Fiscal 1998 Purchased
Companies") from their respective dates of acquisition and revenues from the six companies acquired during fiscal 1997 in business combinations accounted for under the purchase method (the "Fiscal 1997 Purchased
Companies" and together with the Fiscal 1998 Purchased
Companies, the "Purchased Companies") for the entire period. Revenues also increased due to sales to new accounts, increased sales to existing customers and higher pricing on certain products in response to increased product costs. Product cost is the most significant element in cost of revenues. Inbound freight, occupancy and delivery charges are also included in cost of revenues.

     Gross profit increased 65.8%, from $64.9 million, or 33.8% of revenues, for fiscal 1997 to $107.6 million, or 34.7% of revenues, for fiscal 1998. The increase in gross profit as a percentage of revenues was due primarily to an increase in revenues from higher margin products, primarily as a result of the purchase acquisitions of three companies selling higher margin specialty product lines during fiscal 1998, and as a result of improved purchasing power and rebate programs negotiated with vendors. These factors were partially offset by an increase in the cost of revenues as a result of the increased freight costs caused by the United Parcel Service strike in the summer of 1997 and an increase in the portion of revenues represented by lower margin bid revenues.

     Selling, general and administrative expenses
(including depreciation and amortization) increased
65.2%, from $53.2 million, or 27.7% of revenues, for fiscal 1997 to $87.8 million, or 28.3% of revenues, for fiscal 1998. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to the purchase acquisition of three specialty companies during fiscal 1998, which typically have higher operating expenses as a percentage of revenue, partially offset by the efficiencies generated from the elimination of certain redundant administrative functions, including purchasing, accounting, finance and information systems, of the Fiscal 1997 Purchased Companies and the consolidation of two warehouses into one regional facility in the Northeastern U.S. during the third quarter of fiscal
1997. We have established a 12-month integration process for acquisitions in which a transition team is assigned to (1) sell or discontinue incompatible business units, (2) reduce the number of stock keeping units, (3) eliminate redundant administrative functions, (4) integrate the acquired entity's management information systems and (5) improve buying power. However, the length of time it takes us to fully implement our strategy for assimilating an acquired company can vary depending on the nature of the company acquired and the season in which it is acquired.

     We use grants of employee stock options to provide an incentive to employees by increasing their ownership interests in our shares. This helps to align their interests with the interests of our stockholders. In connection with the spin-off from U.S. Office Products in June 1998, various replacement options were issued at the prior exercise price adjusted for the spin-off in accordance with APB Opinion No. 25. If we had recorded compensation expense based upon the fair market value of the stock options on the dates of grant under the methodology prescribed by SFAS No. 123, our net income for the fiscal year ended April 25, 1998 would have been reduced by approximately $0.8 million or 15.3%.

     In the fourth quarter of fiscal 1998, we recorded approximately $2.5 million of nonrecurring costs, primarily consisting of a write-down of deferred catalog costs, employee severance and asset impairment costs, and $1 million of the transaction costs allocated to us under the distribution agreement entered into with U.S. Office Products and the other spin-off companies. We incurred non-recurring acquisition costs of $1.8 million in fiscal 1997, in conjunction with the acquisition of the Pooled
Companies. These non-recurring acquisition costs included accounting, legal, investment-banking fees, real estate and environmental assessments and appraisals and various regulatory fees. We are required by GAAP to expense all acquisition costs (both those paid by us and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method of accounting. In accordance with GAAP, we will be unable to use the pooling-of-interests method to account for acquisitions for a period of two years from June 9, 1998. During this period, we will not reflect any non-recurring acquisition costs in our results of operations, as all costs incurred of this nature would be related to acquisitions accounted for under the purchase method and would, therefore, be capitalized as a portion of the purchase consideration.

     From the time U.S. Office Products acquired the Pooled Companies, we were allocated interest based upon our average outstanding payable balance with U.S.
Office Products at U.S. Office Products' weighted average interest rate during such period. Interest expense, net of interest income, increased 28.0%, from $4.2 million for fiscal 1997 to $5.4 million for fiscal
1998. The increase was due primarily to higher amounts payable to U.S. Office Products incurred as a result of the acquisition of the eight companies acquired in fiscal 1998.

     Provision for income taxes increased from a tax benefit of $2.4 million for fiscal 1997 to a tax expense of $5.5 million for fiscal 1998. The high effective income tax rate of 51.1% for fiscal 1998, compared to the federal statutory rate of 35%, was primarily due to state income taxes, non-deductible goodwill amortization and U.S. Office Products' share of distribution costs. In 1995, we recorded a valuation allowance of $5.3 million on a deferred tax asset resulting from the net operating loss carryforwards created during 1995. The valuation allowance had been established by one of the Pooled
Companies prior to its acquisition by U.S. Office
Products to offset the tax benefit from such loss carryforwards, because at the time it was not likely that such tax benefit would be realized. The benefit from income taxes in fiscal 1997 of $2.4 million arose primarily from the reversal of the $5.3 million deferred tax asset valuation allowance in the fourth quarter. The valuation allowance was reversed subsequent to U.S. Office Products acquiring us, because it was deemed "more likely than not," based on improved results, that the tax benefit from such operating loss carryforwards would be realized.

Liquidity and Capital Resources

     At April 24, 1999, we had working capital of $117.2 million. Our capitalization at April 24, 1999 was $375.2 million and consisted of bank debt of $172.5 million and stockholders' equity of $202.7 million.

     We currently have a five year secured $350 million revolving Senior Credit Facility with NationsBank, N.A.
The Senior Credit Facility has a $100 million term loan payable quarterly over five years commencing in January
1999 and revolving loans which mature on September 30, 2003. The amount outstanding as of April 24, 1999 under the Senior Credit Facility was approximately
$172.5 million, consisting of $75 million outstanding under the revolving loan portion of the facility and $97.5 million outstanding under the term loan portion of the facility. Borrowings under the Senior Credit
Facility are usually significantly higher during our first and second quarters to meet the working capital needs of our peak selling season. On October 28, 1998, we entered into an interest rate swap agreement with the Bank of New York covering $50 million of the outstanding Senior Credit Facility. The agreement fixes the 30 day LIBOR interest rate at 4.37% per annum
(floating LIBOR on April 24, 1999 was 4.91%) on the $50 million notional amount and has a three year term that may be canceled by the Bank of New York on the second anniversary. As of April 24, 1999, the effective interest rate on borrowings under our Senior Credit
Facility was approximately 7.9%. In fiscal 1999, we borrowed under the Senior Credit facility to fund five acquisitions and for seasonal working capital and capital expenditures.

     On April 16, 1999, we sold 2,400,000 shares of
Common Stock in a public offering for $40.6 million in net proceeds. On May 17, 1999, we sold an additional
151,410 shares of Common Stock to cover over-allotments for $2.6 million in net proceeds. The total net proceeds to us of $43.2 million were used to reduce indebtedness outstanding under our Senior Credit
Facility. We intend to make certain immaterial changes to certain financial and other covenants under the Senior Credit Facility.

     On June 9, 1998, we sold 2,125,000 shares of
Common Stock in a public offering for $30.6 million in net proceeds. In addition, we sold 250,000 shares of Common Stock in a concurrent offering directly to Daniel P. Spalding, our Chairman of the Board and Chief
Executive Officer, David J. Vander

Zanden, our President and Chief Operating Officer, and
Donald Ray Pate, Jr., our Executive Vice President for
ClassroomDirect.com (formerly named Re-Print), at a price of $14.415 per share for aggregate consideration of $3.6 million. In connection with the offerings, we incurred approximately $1.5 million of expenses. The total net proceeds to us from the offerings were $32.7 million. The net proceeds were used to reduce indebtedness outstanding under our Senior Credit
Facility.

     During fiscal 1999, net cash provided by operating activities was $27.6 million. This net cash provided by operating activities during the period is indicative of the high seasonal nature of the business, with sales occurring in the first and second quarter of the fiscal year and cash receipts in the second and third quarters. Net cash used in investing activities was $127.2 million, including $122.3 million for acquisitions and $4.9 million for additions to property and equipment and other. Net cash provided by financing activities was $109.4 million. Borrowing under the Senior Credit Facility included (1) $0.8 million used to fund the cash portion of the purchase price of the Holsinger acquisition, (2) $3.7 million used to fund the purchase price of the SmartStuff acquisition, (3) $23 million used to fund the purchase price of the Sportime acquisition, (4) $16.5 million used to fund the cash portion of the purchase price of the Hammond & Stephens acquisition, (5) $134.7 million used to fund the Beckley-Cardy acquisition consisting of $78.1 million for the purchase price and $56.6 million for debt repayment, (6) $83.3 million used to repay the U.S. Office Products debt in connection with the spin-off and (7) $67.8 million used for short-term funding of seasonal working capital and the purchase of property and equipment. The $32.7 million net proceeds from our initial public offering and concurrent offering to certain officers and directors and $40.6 million of the net proceeds from our public offering in April 1999 was used to repay a portion of the $302.7 million borrowed under the Senior Credit Facility.
U.S. Office Products contributed capital of $8.1 million as required under the distribution agreement entered into with us in connection with the spin-off.

     During fiscal 1998, net cash provided by operating activities was $3.7 million. Net cash used in investing activities was $99.7 million, including $95.7 million for acquisitions and $4.0 million for additions to property and equipment and other. Net cash provided by financing activities was $96 million, including
$95.7 million provided by U.S. Office Products to fund the cash portion of the purchase price and the repayment of debt assumed with the acquisition of the Fiscal 1998 Purchased Companies, $81.3 million of which was considered a contribution of capital by U.S. Office
Products, partially offset by $8.4 million used to repay indebtedness.

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

     Our anticipated capital expenditures for the next twelve months is approximately $10 million. The largest items include software development for our Internet initiative, computer hardware and software and warehouse equipment.

     We are currently considering, and have hired a nationally known commercial real estate agent to market, a sale and leaseback transaction involving four distribution facilities in Ohio, Massachusetts, Kansas and Texas. We are currently seeking bids on these properties for such a transaction. We may sell all or any number of these facilities or could substitute other properties we own in this transaction. We believe that the current fair market value for these distribution facilities is approximately $21 million with net proceeds to us of approximately $20.3 million which would be used to repay outstanding indebtedness under our Senior Credit Facility or for general corporate purposes, including working capital and for acquisitions. If we determine to proceed with this transaction, we expect that it will close in the second quarter of fiscal 2000.

Fluctuations in Quarterly Results of Operations

     Our business is subject to seasonal influences.
Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year (May-October) primarily due to increased shipments to customers coinciding with the start of each school year.

     Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in our costs for the products sold, the mix of products sold and general economic conditions. Moreover, the operating margins of companies we acquired may differ substantially from our own, which could contribute to further fluctuation in quarterly operating results.
Therefore, results for any quarter are not indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year.

     The following table sets forth certain unaudited consolidated quarterly financial data for fiscal 1999 and 1998 (in thousands). We derived this data from unaudited consolidated financial statements that, in the opinion of our management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such quarterly information.
Revenues and profitability are significantly higher in the months of May through October, with the most significant portion of revenue and profit occurring in the months of July through September.

                                   Year Ended April 24, 1999
                         First     Second      Third     Fourth      Total

Revenues              $126,657    $212,316    $85,359    $97,372    $521,704
Gross profit            44,042      70,761     28,093     37,025     179,921
Operating income
(loss)                  13,326      18,674     (2,383)       371      29,988
Net income (loss)        6,563       7,430     (3,298)    (1,799)      8,896
Per share amounts:
   Basic                   .45         .51       (.23)      (.12)        .61
   Diluted                 .44         .51       (.23)      (.12)        .60

                                    Year Ended April 25, 1998
                         First      Second      Third     Fourth      Total

Revenues              $87,029     $111,460    $49,391     $62,575   $310,455
Gross profit           30,337       37,225     16,213      23,810    107,585
Operating income
(loss)                 11,872       12,155     (4,048)     (3,731)    16,248
Net income (loss)       5,804        5,965     (2,934)     (3,596)     5,239
Per share amounts:
   Basic                 0.49         0.49      (0.20)      (0.24)      0.40
   Diluted               0.48         0.47      (0.20)      (0.24)      0.39

Inflation

     We do not believe that inflation has had a material impact on our results of operations during the fiscal years ended April 24, 1999, April 25, 1998 and
April 26, 1997.

Recent Accounting Pronouncements

     Reporting Comprehensive Income.  In June 1997, the
Financial Accounting Standards Board ("FASB") issued
SFAS No. 130, "Reporting Comprehensive Income."  SFAS
No. 130 establishes
standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.
Reclassification of financial statements for earlier periods provided for comparative purposes is required.
We adopted SFAS No 130 in fiscal 1999. Implementation of this disclosure standard did not affect our financial position or results of operations.

     Disclosures About Segments. In June 1997, FASB issued SFAS No. 131, "Disclosures About Segments of an
Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and is presented in this Annual Report. Financial statement disclosures for prior periods are required to be restated.
Implementation of this disclosure standard did not affect our financial position or results of operations.

     Accounting for the Costs of Computer Software.  In
March 1998, the American Institute of Certified Public
Accountants issued Statement of Position ("SOP") 98-1,
"Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. We adopted
SOP 98-1 during fiscal 1999. Adoption of SOP 98-1 did not have a material impact on our financial position or results of operations.

     Accounting for Derivative Instruments and Hedging
Activities.  In June 1998, FASB issued SFAS No. 133
"Accounting for Derivative Instruments and Hedging
Activities." This statement, which is required to be adopted for annual periods beginning after June 15, 2000, establishes standards for recognition and measurement of derivatives and hedging activities. We will implement this statement in fiscal 2002 as required. The adoption of SFAS No. 133 is not expected to have a material effect on our financial position or results of operations.

Year 2000

     The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year.
As a result, the systems and applications may not properly recognize the Year 2000 or process data which include it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures.
Because any disruption to our computerized order processing and inventory systems could materially and adversely affect our operations, we have established a centrally managed, company wide plan to identify, evaluate and address Year 2000 issues. Although most of our mission critical systems, network elements and products were verified for Year 2000 compliance as of the end of June 1999, we may still be susceptible to Year 2000-related problems. In addition, if our suppliers, service providers and/or customers fail to resolve their Year 2000 issues in an effective and timely manner, our business could be significantly and adversely affected. We believe that some of our school customers have not yet addressed or resolved their Year
2000 issues.

     We currently estimate that we will incur expenses of approximately $100,000 through calendar 1999 in connection with our anticipated Year 2000 efforts, in addition to approximately $20,000 in expenses incurred through April 24, 1999 for matters historically identified as Year 2000-related. The timing of expenses may vary and is not necessarily indicative of readiness efforts or progress to date. We also expect to incur certain capital improvement costs (totaling approximately $300,000) to support this project. Such capital costs are being incurred sooner than originally planned, but, for the most part, would have been required in the normal course of business. We expect to fund our Year 2000 efforts through operating cash flows. We will use our Senior Credit Facility for capital improvements related to the effort.

     As part of our Year 2000 initiative, we are evaluating scenarios that may occur as a result of the century change and are in the process of developing contingency and business continuity plans tailored for Year 2000-related occurrences. As noted earlier, we are highly reliant on our computer order processing and inventory systems to fill orders, bill the customer and collect payments. A loss of either of these systems would cause long delays in filling and shipping products, billing the customer and collecting accounts receivable. The highly seasonal nature of our business does not allow for any delay in shipping products to customers. Although the seasonal nature of our business would heighten any problems encountered, the timing of the majority of our sales, shipping, billing and collection efforts for fiscal 1999 will be complete prior to the Year 2000. We expect that any unforeseen problems related to Year 2000 issues would be identified within the months of January and February
2000, which is our slowest period. We have identified that we may experience certain inconveniences or inefficiencies as a result of a supplier's failure to remediate its Year 2000 issue. We believe, however, that most of our business will proceed without any significant interruption.

Item 7A.  Quantitative and Qualitative Disclosure About
Market Risk

     Our financial instruments include cash, accounts receivable, accounts payable and long-term debt.
Market risks relating to our operations result primarily from changes in interest rates. Our borrowings are primarily dependent upon LIBOR rates.
The estimated fair value of long-term debt approximates its carrying value at April 24, 1999.

     We do not hold or issue derivative financial instruments for trading purposes. To manage interest rate risk on the variable rate borrowings under the revolving portion of our Senior Credit Facility, we entered into an interest rate swap agreement during fiscal 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -
Liquidity and Capital Resources." This interest rate swap agreement has the effect of locking in, for a specified period, the base interest rate we will pay on the $50 million notional principal amount established in the swap. As a result, while this hedging arrangement is structured to reduce our exposure to interest rate increases, it also limits the benefit we might otherwise have received from any interest rate decreases. This swap is usually cash settled monthly, with interest expense adjusted for amounts paid or received. Effects of this swap have been minor for the year ending April 24, 1999.

Item 8.  Financial Statements and Supplementary Data

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of School Specialty, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item
14(a)(1) present fairly, in all material respects, the financial position of School Specialty, Inc. and its subsidiaries at April 24, 1999 and April 25, 1998, and the results of their operations and their cash flows for each of the three years in the period ended April
24, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
May 28, 1999

FINANCIAL STATEMENTS



                    SCHOOL SPECIALTY, INC.
                  CONSOLIDATED BALANCE SHEET
               (In Thousands, Except Share Data)



                                                     April 24,     April 25,
                                                      1999          1998
   ASSETS
Current assets:
 Cash and cash equivalents                          $  9,779       $      -
 Accounts receivable, less allowance for doubtful
 accounts of $2,234 and $716, respectively            74,781         38,719
 Inventories                                          78,783         49,307
 Prepaid expenses and other current assets            27,044         13,503
   Total current assets                              190,387        101,529

Property and equipment, net                           42,305         22,587
Intangible assets, net                               201,206         99,613
Deferred income tax asset                              3,810              -
   Total assets                                     $437,708       $223,729

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term payable to U.S. Office Products         $      -        $20,277
 Current portion - long term debt                     11,594             11
 Accounts payable                                     37,050         23,788
 Accrued compensation                                  8,410          4,458
 Accrued income taxes                                  4,193              -
 Accrued restructuring                                 2,752            472
 Other accrued liabilities                             9,194          4,732
   Total current liabilities                          73,193         53,738

Long-term debt                                       161,691            315
Long-term payable to U.S. Office Products                  -         62,699
Other                                                    137            511
   Total liabilities                                 235,021        117,263

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.001 par value per share,
 1,000,000 shares authorized;
  none outstanding                                         -              -
 Common Stock, $0.001 par value per share,
 150,000,000 shares authorized
  and 17,229,197 issued and outstanding                   17              -
 Capital paid-in excess of par value                 192,196              -
 Divisional equity                                         -        104,883
 Accumulated other comprehensive income                   (5)             -
 Retained earnings                                    10,479          1,583
   Total stockholders' equity                        202,687        106,466
   Total liabilities and stockholders' equity       $437,708       $223,729



          See accompanying notes to consolidated financial statements.

                    SCHOOL SPECIALTY, INC.
             CONSOLIDATED STATEMENT OF OPERATIONS
           (In Thousands, Except Per Share Amounts)



                                           For the Fiscal Year Ended
                                  April 24,      April 25,        April 26,
                                   1999            1998             1997

Revenues                          $ 521,704       $ 310,455       $ 191,746
Cost of revenues                    341,783         202,870         126,862
   Gross profit                     179,921         107,585          64,884
Selling, general and
 administrative expenses            144,659          87,846          53,177
Restructuring costs                   4,200           2,491             194
Strategic restructuring costs         1,074           1,000               -
Non-recurring acquisition costs           -               -           1,792
   Operating income                  29,988          16,248           9,721
Other (income) expense:
 Interest expense                    12,735           5,505           4,197
 Interest income                       (134)           (132)              -
 Other                                 (228)            156            (196)
Income before provision for
(benefit from)
  income taxes                       17,615          10,719           5,720
Provision for (benefit from)
  income taxes                        8,719           5,480          (2,412)
Net income                         $  8,896        $  5,239        $  8,132


Weighted average shares outstanding:
 Basic                               14,690           13,284         10,003
 Diluted                             14,840           13,547         10,196

Net income per share:
 Basic                             $   0.61         $   0.40       $   0.81
 Diluted                           $   0.60         $   0.39       $   0.80




   See accompanying notes to consolidated financial statements.

                    SCHOOL SPECIALTY, INC.
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                           EQUITY
                       (In Thousands)

                                         Capital                 Accumulated                    Total
                                         Paid-in                    Other          Retained   Stockholders       Total
                       Common Stock      Excess     Divisional   Comprehensive    (Deficit)    (Deficit)      Comprehensive
                    Shares   Dollars    Par value     Equity     Income (Loss)     Earnings     Equity        Income (Loss)
Balance at April
30, 1996              -       $ -        $   -      $ 7,487        $    -         $ (11,754)    $ (4,267)
Transactions of
Pooled Companies:
Exercise of
 warrants and
 stock options        -         -            -        1,979             -               -          1,979
Retirement of
 treasury stock       -         -            -           34             -               (34)           -
Issuances of U.S.
 Office Products
 common stock in
 conjunction with
 acquitions           -         -            -       10,485             -                -        10,485
Net income            -         -            -            -             -            8,132         8,132         8,132
Total comprehensive
 income                                                                                                          8,132
Balance at April
26, 1997              -         -            -       19,985             -           (3,656)       16,329
Issuances of U.S.
 Office Products
 common stock in
 conjunction with
 acqutions            -         -            -        3,566             -                -         3,566
Capital
 contribution
 by U.S. Office
 Products             -         -            -       81,332             -                -        81,332
Net income            -         -            -            -             -            5,239         5,239         5,239
Total
 comprehensive income                                                                                            5,239
Balance at April
25, 1998              -         -            -      104,883             -            1,583       106,466
Shares distributed
 in spin-off
 from U.S Office
 Products        12,204        12       104,867    (104,883)             4               -             -
Capital
 contribution by
 U.S. Office
 Products             -        -          7,217           -              -               -         7,217
Compensation
 charge for
 options tendered
 in strategic
 restructuring        -        -            803           -              -               -           803             -
Compensation expense
 from School
 Specialty, Inc.
 stock purchase       -        -            271           -              -               -           271
Issuances of
 common stock
 in conjunction
 with acquitions    250        -          5,487           -              -               -         5,487
Issuances of
 common stock     4,775        5         73,551           -              -               -        73,556
Cumulative
 translation
 adjustment          -         -              -           -             (9)              -            (9)           (9)
Net income           -         -              -           -              -           8,896         8,896         8,896
Total comprehensive
 income                                                                                                        $ 8,887
Balance at April
24, 1999        17,229      $ 17      $192,196         $  -           $ (5)        $10,479      $202,687



   See accompanying notes to consolidated financial statements.

                    SCHOOL SPECIALTY, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                       (In Thousands)

                                                 For the Fiscal Year Ended
                                            April 24,        April 25,      April 26,
                                             1999             1998           1997
Cash flows from operating activities:
  Net income                               $  8,896       $  5,239       $  8,132
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
     Depreciation and
      amortization expense                    9,604          4,561          2,106
     Non-recurring acquisition costs              -              -          1,792
     Restructuring costs                      5,274          2,491            194
     Amortization of loan fees                  527              -              -
     Other                                      235             78            115
     Changes in current assets and
      liabilities (net of assets acquired
      and liabilities assumed in
      business combinations accounted
      for under the purchase method):
       Accounts receivable                   13,583        (3,586)          1,277
       Inventory                              1,374        (6,666)          2,737
       Prepaid expenses and other
        current assets                       (2,354)         (717)         (2,361)
       Accounts payable                     (12,591)        5,256          (6,969)
       Accrued liabilities                    3,075        (2,932)         (6,105)
          Net cash provided by
           operating activities              27,623         3,724             918
Cash flows from investing activities:
 Cash paid in acquisitions,
  net of cash received                     (122,337)      (95,670)         (7,734)
 Additions to property and equipment         (4,872)       (3,558)         (7,216)
 Payments of non-recurring
  acquisition costs                               -             -          (1,792)
 Other                                          (27)         (514)              -
      Net cash used in
       investing activities                (127,236)      (99,742)        (16,742)
Cash flows from financing activities:
  Payments of long-term debt               (241,145)       (6,270)        (16,962)
  Payments of short-term debt               (20,277)       (2,102)        (29,908)
  Advances from (payments to)
   U.S. Office Products                     (62,699)       23,058          59,919
  Capital contribution by
   U.S. Office Products                       7,217        81,332               -
  Proceeds from issuance of
   common stock                              73,556             -           1,979
 Proceeds from issuance of
  long-term debt                            355,700             -             750
 Capitalized loan fees                       (2,960)            -               -
      Net cash provided by
       financing activities                 109,392        96,018          15,778
Net increase (decrease) in
 cash and cash equivalents                    9,779             -             (46)
Cash and cash equivalents at
 beginning of period                              -             -              46
Cash and cash equivalents
 at end of period                          $  9,779      $      -         $     -
Supplemental disclosures of
 cash flow information:
  Interest paid                            $ 11,151      $     35         $   456
  Income taxes paid (refunded)             $  5,123      $  1,148         $  (132)


                    SCHOOL SPECIALTY, INC.
   CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)
                    (In Thousands)



      The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method in the fiscal years ended
April 24, 1999, April 25, 1998 and April 26, 1997.  The
fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:



                                           For the Fiscal Year Ended
                                  April 24,        April 25,      April 26,
                                   1999              1998          1997

Accounts receivable               $ 49,645          $ 17,900      $  5,381
Inventories                         30,850            18,180         6,922
Prepaid expenses and
  other current assets              11,142             2,431         2,371
Property and equipment              21,033             6,379         1,155
Intangible assets                  103,455            80,359        14,248
Other assets                         3,775               346            29
Short-term debt                       (832)           (1,850)       (4,283)
Accounts payable                   (25,853)           (9,400)       (4,012)
Accrued liabilities                 (7,564)           (9,089)       (1,846)
Long-term debt                     (57,599)           (6,020)       (1,746)
Other liabilities                     (228)                -             -
   Net assets acquired            $127,824          $ 99,236       $ 18,219

The acquisitions were
 funded as follows:
Common stock                       $ 5,487          $      -        $      -
U.S. Office Products common stock        -             3,566          10,485
Cash paid, net of cash acquired    122,337            95,670           7,734
   Total                          $127,824          $ 99,236        $ 18,219


Noncash transactions:

   During fiscal 1999, the Company issued 12,204 shares of Company Common Stock to the shareholders of U.S.
Office Products Company under the School Specialty,
Inc. Distribution.




   See accompanying notes to consolidated financial statements.

                    SCHOOL SPECIALTY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousands, Except Per Share Amounts)

NOTE 1-BACKGROUND

      School  Specialty,  Inc.  (the  "Company")  is  a
Delaware   corporation   which   was   a   wholly-owned
subsidiary  of  U.S.  Office  Products  Company  ("U.S.
Office Products") until June 9, 1998.  On June 9, 1998,
U.S.  Office Products spun-off its Educational Supplies
and Products Division (the "Education Division") as  an
independent  publicly owned company.  This  transaction
was  effected through the distribution of shares of the
Company  to  U.S.  Office Products'  shareholders  (the
"Distribution"). Prior to the Distribution, U.S. Office
Products  contributed its equity interests  in  certain
wholly-owned subsidiaries associated with the Education
Division to the Company. U.S. Office Products  and  the
Company   entered  into  a  number  of  agreements   to
facilitate the Distribution and the transition  of  the
Company   to   an   independent  business   enterprise.
Additionally, concurrently with the Distribution, the Company sold 2,125 shares in an initial public offering
(the  "IPO").  Following the IPO, management  purchased
250 shares.

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


NOTE 2-BASIS OF PRESENTATION

     The accompanying consolidated financial statements
and  related notes to consolidated financial statements
include the accounts of School Specialty, Inc. and  the
companies  acquired in business combinations  accounted
for  under  the  purchase method from their  respective
dates of acquisition and give retroactive effect to the
results   of  the  Pooled  Companies  for  all  periods
presented.   For the periods prior to the Distribution,
the   consolidated  financial  statements  reflect  the
assets,  liabilities, divisional equity,  revenues  and
expenses  that were directly related to the Company  as
it  was operated within U.S. Office Products. In  cases
involving   assets  and  liabilities  not  specifically
identifiable to any particular business of U.S.  Office
Products,  only those assets and liabilities that  were
transferred  to  the  Company  were  included  in   the
Company's  separate  consolidated  balance  sheet.  The
Company's consolidated statement of income includes all
of  the  related costs of doing business, including  an
allocation  of  certain general corporate  expenses  of
U.S. Office Products which were not directly related to
these    businesses    including   certain    corporate
executives'   salaries,  accounting  and  legal   fees,
departmental  costs  for  accounting,  finance,  legal,
purchasing, marketing, human resources as well as other
general overhead costs. These allocations were based on
a  variety of factors, dependent upon the nature of the
costs  being allocated, including revenues, number  and
size   of   acquisitions  and  number   of   employees.
Management believes these allocations were made on a reasonable basis.

      The consolidated statement of income does not include an allocation of interest expense on all debt allocated to the Company. See Note 9 for further discussion of interest expense.


NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

       The  preparation  of  financial  statements   in
conformity    with   generally   accepted    accounting
principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Definition of Fiscal Year

     As used in these consolidated financial statements and related notes to consolidated financial statements, "fiscal 1999", "fiscal 1998" and "fiscal 1997" refer to the Company's fiscal years ended April 24, 1999, April
25, 1998 and April 26, 1997, respectively.

                    SCHOOL SPECIALTY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousnads, Except Per Share Amounts)


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

Property and Equipment

       Property  and  equipment  is  stated  at   cost.
Additions and improvements are capitalized. Maintenance
and  repairs are expensed as incurred. Depreciation  of
property   and  equipment  is  calculated   using   the
straight-line method over the estimated useful lives of
the respective assets. The estimated useful lives range
from  25  to  40 years for buildings and its components
and   3  to  15  years  for  furniture,  fixtures   and
equipment. Property and equipment leased under capital leases is being amortized over the lesser of its useful life or its lease terms.

Intangible Assets

      Intangible assets consist primarily of  goodwill,
which represents the excess of cost over the fair value
of   net   assets  acquired  in  business  combinations
accounted for under the purchase method and non-compete
agreements. Substantially all goodwill is amortized  on
a  straight line basis over an estimated useful life of
40  years,  except  for  goodwill  associated  with   a
software  subsidiary which is being amortized  over  15
years.    Identifiable   intangible   assets    include
trademarks and software and are being amortized over their estimated useful lives ranging from one to fifteen years.

         Management    periodically    evaluates    the
recoverability of goodwill, which would be adjusted for
a  permanent  decline in value, if  any,  by  comparing
anticipated   undiscounted  future  cash   flows   from
operations  to  net book value.  If  the  operation  is
determined to be unable to recover the carrying  amount
if  its assets, then intangible assets are written down
first,  followed by the other long-lived assets of  the
operation,  to  fair value.  Fair value  is  determined
based  on  discounted cash flows or  appraised  values,
depending  upon the nature of the assets.   Based  upon
its most recent assessment, the Company does not believe an impairment of long-lived assets exists at April 24, 1999.

Fair Value of Financial Instruments

      The  carrying amounts of the Company's  financial
instruments   including  cash  and  cash   equivalents,
accounts receivable accounts payable, and long-term debt approximate fair value.

Income Taxes

      Income taxes, during the period subsequent to the Distribution, have been computed utilizing the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences

                    SCHOOL SPECIALTY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousands, Except Per Share Amounts)


by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     As a division of U.S. Office Products, the Company
did  not  file separate federal income tax returns  but
rather  was included in the federal income tax  returns
filed by U.S. Office Products and its subsidiaries from
the  respective  dates  that the  entities  within  the
Company  were  acquired by U.S.  Office  Products.  For
purposes of the consolidated financial statements,  the
Company's  allocated  share of  U.S.  Office  Products'
income tax provision was based on the "separate return"
method.      Certain     companies     acquired      in
pooling-of-interests transactions elected to be taxed as Subchapter S corporations, and accordingly, no federal income taxes were recorded by those companies for periods prior to their acquisition by U.S. Office
Products.

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

Deferred Catalog Costs

      Deferred catalog costs are amortized in amounts proportionate to revenues over the life of the catalog, which is typically one to two years. Amortization expense related to deferred catalog costs is included in the consolidated statement of income as a component of selling, general and administrative expenses. Such amortization expense for the year ended April 24, 1999, April 25, 1998 and April 26, 1997 and was $10,408,
$6,934, and $3,621, respectively.

Research and Development Costs

      Research  and  development costs are  charged  to
operations   in  the  year  incurred.    Research   and
development costs are included in the consolidated statement of income as a component of selling, general and administrative expenses.

Internally Developed Software

       During fiscal 1999 the Company adopted the American Institute of Certified Public Accountants
("AICPA") Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met.

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

                    SCHOOL SPECIALTY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousands, Except Per Share Amounts)


Restructuring Costs

      The  Company  records the costs of  consolidating
existing  Company facilities into acquired  operations,
including the external costs and liabilities  to  close
redundant   Company   facilities  and   severance   and
relocation costs related to the Company's employees  in
accordance  with  Emerging Issues Task  Force  ("EITF")
Issue  No.  94-3,  "Liability Recognition  for  Certain
Employee Termination Benefits and Other Costs  to  Exit
an   Activity  (including  Certain  Costs  Incurred  in
Restructuring)".

Strategic Restructuring Costs

       Strategic  restructuring  costs  represent   the
Company's portion of the costs incurred by U.S.  Office
Products   as   a  result  of  U.S.  Office   Products'
comprehensive restructuring.

New Accounting Pronouncement

      In  June  1998,  the  FASB  issued  Statement  of
Financial   Accounting  Standards  ("SFAS")   No.   133
"Accounting  for  Derivative  Instruments  and  Hedging
Activities".  This statement, which is required  to  be
adopted  for  annual periods beginning after  June  15,
2000,   establishes  standards  for   recognition   and
measurement of derivatives and hedging activities.  The
Company  will implement this statement in  fiscal  year
2002 as required. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

Distribution Ratio

      On June 9, 1998, the Company issued approximately
12.2  million shares of its common stock to U.S. Office
Products, which then distributed such shares to its shareholders in the ratio of one share of Company common stock for every nine shares of U.S. Office
Products common stock held by each shareholder. The share data reflected in the accompanying financial statements for the periods prior to the Distribution represents the historical share data for U.S. Office
Products for the period or as of the date indicated, retroactively adjusted to give effect to the one for nine distribution ratio.

Reclassifications

       Certain   prior   period   amounts   have   been
reclassified   to   conform   to   the   current   year
presentation.


NOTE 4-BUSINESS COMBINATIONS

Purchase Method

     In fiscal 1999, the Company made five acquisitions
accounted  for  under  the  purchase  method   for   an
aggregate  purchase  price of $127,824,  consisting  of
$122,337 of cash and 250 shares of common stock with  a
market  value  of $5,487. The total assets  related  to
these   five  acquisitions  were  $219,900,   including
goodwill of $103,455. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

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

      The  following presents the unaudited  pro  forma
results  of  operations of the Company for  the  fiscal
years  ended  April  24, 1999 and April  25,  1998  and
includes    the   Company's   consolidated    financial
statements and the results of the companies

                    SCHOOL SPECIALTY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousands, Except Per Share Amounts)

acquired in fiscal 1999 and fiscal 1998 purchase acquisitions as if all such purchase acquisitions had been made at the beginning of fiscal 1998. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets and the inclusion of a federal income tax provision on all earnings:

                                             For the Fiscal Year Ended
                                        April 24,               April 25,
                                         1999                    1998

Revenues                                $617,404                $614,041
Net income                                10,248                   5,997

Net income per share:
  Basic                                  $  0.58                 $  0.33
  Diluted                                $  0.58                 $  0.32

      The unaudited pro forma results of operations are
prepared  for  comparative purposes  only  and  do  not
necessarily  reflect  the  results  that   would   have
occurred had the acquisitions occurred at the beginning of fiscal 1998 or the results which may occur in the future.

Pooling-of-Interests Method

     In fiscal 1997, the Company issued 4,258 shares of
U.S. Office Products common stock to acquire the Pooled
Companies.  The  Pooled Companies  and  the  number  of
shares issued are as follows:
                                                          Number of
Company Name                                             Shares Issued

School Specialty, Inc.                                       2,308
Re-Print                                                     1,950
   Total shares issued                                       4,258

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

      The  following presents the separate results,  in
each   of   the  periods  presented,  of  the   Company
(excluding the results of Pooled Companies prior to the dates on which they were acquired), and the Pooled
Companies up to the dates on which they were acquired:

                                                           Pooled
                                              Company     Companies   Combined
For the year ended April 26, 1997
 Revenues                                   $181,420      $ 10,326    $191,746
 Net income                                    7,791           341       8,132


NOTE 5-RESTRUCTURING COSTS

      During  the  fourth quarter of fiscal  1998,  the
Company incurred restructuring costs of $2,491.   These
costs   represent  the  expected  external  costs   and
liabilities to close redundant facilities and severance costs. This restructuring plan was completed at the end of fiscal year 1999.

                    SCHOOL SPECIALTY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousands, Except Per Share Amounts)


     During  the  second quarter of fiscal  1999,  the
Company incurred restructuring costs of $4,200.   These
costs   result  from  the  consolidation  of   existing
warehousing,  customer  service  and  sales  operations
following a significant fiscal 1999 acquisition.  Under
this   restructuring  plan,  the  Company  expects   to
eliminate approximately 240 jobs.  The following  table
sets  forth  the Company's accrued restructuring  costs
for  the  periods ended April 26, 1997, April 25,  1998
and April 24, 1999:

                            Facility     Severance    Other Asset
                          Closure and       and       Write-downs
                         Consolidation   Terminations  and Costs     Total

Balance at April 26, 1997    $     -      $      -      $    151    $   151
 Additions                       728           214         1,549      2,491
 Utilizations                   (728)            -        (1,442)    (2,170)
Balance at April 25, 1998          -           214           258        472
 Additions                     1,300         2,100           800      4,200
 Utilizations                   (225)       (1,247)         (448)    (1,920)
Balance at April 24, 1999    $ 1,075      $  1,067       $   610    $ 2,752


NOTE 6-PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets consist of the following:

                                                   April 24,       April 25,
                                                    1999            1998

Deferred catalog costs                             $13,203          $ 7,206
Deferred income taxes                                8,371            1,886
Notes receivable                                     1,513            1,558
Other                                                3,957            2,853
 Total prepaid expenses and other current assets   $27,044          $13,503

      Deferred catalog costs represent costs which have been paid to produce Company catalogs which will be used in future periods. These deferred catalog costs will be expensed in the periods the catalogs are used.

NOTE 7-PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:
                                                  April 24,        April 25,
                                                   1999             1998

Land                                              $  1,921          $  1,144
Projects in progress                                 1,607                34
Buildings                                           24,024            10,064
Furniture and fixtures                              12,283             6,725
Warehouse equipment                                 10,053             7,052
Leasehold improvements                               4,368             3,341
                                                    54,256            28,360
Less: Accumulated depreciation                     (11,951)           (5,773)
Net property and equipment                         $42,305           $22,587

      Depreciation expense for the fiscal  years  ended
April  24, 1999, April 25, 1998 and April 26, 1997  was
$4,948, $2,500 and $1,540, respectively.

                    SCHOOL SPECIALTY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousands, Except Per Share Amounts)

NOTE 8-INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                    April 24,       April 25,
                                                     1999            1998

Goodwill                                            $198,264         $102,487
Trademarks                                             3,669                -
Software                                               4,347                -
Other                                                  4,824            2,487
                                                     211,104          104,974
Less: Accumulated amortization                        (9,898)          (5,361)
   Net intangible assets                            $201,206         $ 99,613

      Amortization expense for the fiscal  years  ended
April  24, 1999, April 25, 1998 and April 26, 1997  was
$4,656, $2,061, and $566, respectively.


NOTE 9-CREDIT FACILITIES

Long-Term Debt

     Long-term debt consists of the following:
                                                       April 24,    April 25,
                                                        1999         1998

Senior credit facility                                  $172,500     $     -
Other                                                          -         310
Capital lease obligations                                    785          16
                                                         173,285         326
Less: Current maturities of long-term debt               (11,594)        (11)
   Total long-term debt                                 $161,691     $   315

      On September 30, 1998, the Company entered into a
five  year secured $350,000 senior credit facility (the
"Credit   Facility")  with  a  syndicate  of  financial
institutions,  led  by  NationsBank,  N.A.  as   Agent,
consisting of a $250,000 revolving loan and a  $100,000
term  loan.   Interest on borrowings under  the  Credit
Facility  accrued through the third quarter  of  fiscal
1999 at a rate of, at the Company's option, either  (i)
LIBOR plus 2.375% or (ii) the lender's base rate plus a
margin of 0.75%, plus a fee of 0.475% on the unborrowed
amount  under  the revolving term loan.  Subsequent  to
the  third quarter of fiscal 1999, interest will accrue
at a rate of, at the Company's option, either (i) LIBOR
plus an applicable margin of up to 2.000%, or (ii)  the
lender's base rate plus an applicable margin of  up  to
0.750%,  plus  a fee of up to 0.475% on the  unborrowed
amount  under the revolving loan.  The Credit  Facility
is  secured by substantially all of the assets  of  the
Company  and  contains terms and covenants  typical  of
facilities of such size.  The Company was in compliance
with  these covenants at April 24, 1999.  At April  24,
1999  the balance outstanding under the Credit Facility
was   $172,500,   including   $75,000    and    $97,500
outstanding   under  the  revolving  and  term   loans,
respectively, and included eight eurodollar contracts, expiring within 25 days, totaling $172,500 at an average interest rate of 6.69% (excluding the effects of the interest rate swap agreement disclosed below).
The effective interest rate under the Credit Facility for fiscal 1999 was 7.91%, which includes loan fee and loan discount amortization.

      On  October 28, 1998 the Company entered into  an
interest rate swap agreement with the Bank of New  York
covering  $50,000  of the outstanding borrowings  under
the  Credit Facility.  The agreement fixes the  30  day
LIBOR  interest rate at 4.37% per annum on the  $50,000
notional amount and has a three year term that may be canceled by the Bank of New York on the second anniversary. The floating LIBOR interest rate at April
24, 1999 was 4.91%.

                    SCHOOL SPECIALTY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousands, Except Per Share Amounts)

Maturities of Long-Term Debt

      Maturities on long-term debt, including capital lease obligations, are as follows:

          2000                                                    $11,594
          2001                                                     15,284
          2002                                                     18,840
          2003                                                     30,067
          2004                                                     97,500
          Total maturities of long-term debt                     $173,285

Payable to U.S. Office Products

      On  June 9, 1998, per the distribution agreement,
the Company borrowed $83,300 from its line of credit to
repay   the  remaining  short  -and  long-term  payable
amounts due U.S. Office Products.

      The long-term payable at April 25, 1998 and April
26,  1997 to U.S. Office Products primarily represented
payments made by U.S. Office Products on behalf of  the
Company  and  a  reasonable allocation by  U.S.  Office
Products  of  certain general corporate  expenses.   An
analysis of the activity in this account is as follows:

Balance at April 26, 1997                                          $33,226
 Payments of long-term debt of acquired companies                      822
 Funding of acquisitions and payment of acquisition costs           20,706
 Allocated corporate expenses                                        7,145
 Normal operating costs paid by U.S. Office Products                   800
Balance at April 25, 1998                                           62,699
 Repayment of long-term debt                                       (62,699)
Balance at April 24, 1999                                          $     -

      The average outstanding long-term payable to U.S.
Office Products during the fiscal years ended April 24, 1999 and April 25, 1998 was $6,871 and $52,207,
respectively.

      Interest was allocated to the Company based  upon
the  Company's average outstanding payable  (short-term
and  long-term)  balance with U.S. Office  Products  at
U.S.  Office  Products' weighted average interest  rate
during  such period. The Company's financial statements
include  allocations  of  interest  expense  from  U.S.
Office Products totaling $158, $5,414 and $3,839 during
the  fiscal years ended April 24, 1999, April 25,  1998
and April 26, 1997, respectively.

NOTE 10-INCOME TAXES

     The provision for income taxes consists of:

                                                  For the Fiscal Year Ended
                                             April 24,   April 25,   April 26,
                                              1999        1998        1997
Income taxes currently payable:
 Federal                                    $ 6,511      $ 3,646      $   71
 State                                        1,740          907          99
                                              8,251        4,553         170
Deferred income tax expense (benefit)           468          927      (2,582)
  Total provision for (benefit from)
    income taxes                            $ 8,719      $ 5,480     $(2,412)

                    SCHOOL SPECIALTY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousands, Except Per Share Amounts)

Deferred taxes are comprised of the following:
                                                       April 24,    April 25,
                                                        1999         1998
Current deferred tax assets:
 Inventory                                             $  4,008     $    743
 Allowance for doubtful accounts                            858          164
 Net operating loss carryforward                          1,574          851
 Accrued liabilities                                        820          128
 Accrued restructuring                                    1,111            -
   Total current deferred tax assets                      8,371        1,886

Long-term deferred tax assets (liabilities):
Net operating loss carryforward                           4,694            -
Property and equipment                                     (476)        (591)
Intangible assets                                          (408)          80
   Total long-term deferred tax assets (liabilities)      3,810         (511)
   Net deferred tax assets                             $ 12,181      $ 1,375

      At  April  30, 1996, the valuation allowance  had
been  recorded,  related to deferred tax  assets  of  a
Pooled   Company,   including   net   operating    loss
carryforwards. Based upon the improved profitability of this Pooled Company during fiscal 1997, the valuation allowance was reversed, resulting in a benefit from income taxes.

      The  Company has net operating loss carryforwards
of  approximately  $15,669, on  a  consolidated  basis,
which  expire  during  fiscal  years  2010-2018.    The
carryforwards are also subject to an annual limitation pursuant to IRS Code Section 382 of approximately
$3,900.

      The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:


                                                For the Fiscal Year Ended
                                            April 24,   April 25,   April 26,
                                             1999        1998        1997
U.S. federal statutory rate                  35.0%       34.0%       35.0%
State income taxes, net of federal
 income tax benefit                           5.2         6.6         1.0
Reversal of valuation allowance                 -           -       (84.8)
Nondeductible goodwill                        6.5         6.0         1.6
Nondeductible acquisition costs                 -         3.3         5.0
Other                                         2.8         1.2           -
Effective income tax rate                    49.5 %      51.1%      (42.2)%

                    SCHOOL SPECIALTY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousands, Except Per Share Amounts)

NOTE 11-LEASE COMMITMENTS

      The  Company  leases  various  types  of  retail,
warehouse   and   office  facilities   and   equipment,
furniture   and  fixtures  under  noncancelable   lease
agreements  which  expire  at  various  dates.   Future
minimum lease payments under noncancelable capital  and
operating leases are as follows:
                                                        Capital     Operating
                                                        Leases        Leases
     2000                                               $  451       $4,186
     2001                                                  244        3,743
     2002                                                   31        2,923
     2003                                                   23        1,863
     2004                                                   23        1,466
     Thereafter                                            115        3,981
     Total minimum lease payments                          887      $18,162
     Less: Amounts representing interest                   102
     Present value of net minimum lease payments        $  785

Rent expense for the fiscal years ended April 24, 1999,
April  25,  1998 and April 26, 1997 was $4,498,  $3,389
and $1,817, respectively.


NOTE 12-COMMITMENTS AND CONTINGENCIES

Litigation

      Under  the  terms of the agreement  entered  into
between  the  Company  and  U.S.  Office  Products   in
connection  with  a strategic restructuring  plan,  the
Company  is  obligated, subject to a maximum obligation
of $1.75 million, to indemnify U.S. Office Products for
certain  liabilities incurred by U.S.  Office  Products
prior  to the Distribution, including liabilities under
federal    securities   laws   (the    "Indemnification
Obligation").    This  Indemnification  Obligation   is
reduced by any insurance proceeds actually recovered in respect of the Indemnification Obligation and is shared on a pro rata basis with the other three divisions of U.S. Office Products which were spun-off from U.S.
Office  Products  in connection with  the  U.S.  Office
Products comprehensive restructuring.

     U.S. Office Products has been named a defendant in
various   class   action  lawsuits.    These   lawsuits
generally allege violations of federal securities  laws
by  U.S.  Office  Products and other  named  defendants
during the months preceding the Strategic Restructuring
Plan.  The Company has not received any notice or claim
from  U.S. Office Products alleging that these lawsuits
are within the scope of the Indemnification Obligation,
but  he  Company believes that certain liabilities  and
costs  associated with these lawsuits (up to a  maximum
of  $1.75  million)  are likely to be  subject  to  the
Company's  Indemnification  Obligation.   Nevertheless,
the  Company  does  not presently anticipate  that  the
Indemnification Obligation will have a material adverse
effect  on  the  Company. Thus, due to the  preliminary
nature of this action, it  is not possible at this time
to  assess  the  outcome of the claims.  In  accordance
with  SFAS  No.  5, "Accounting for Contingencies",  no
provision   has  been  recorded  in  the   accompanying
financial statements.

      The  Company is, from time to time,  a  party  to
litigation  arising  in  the  normal  course   of   its
business.   Management  believes  that  none  of   this
litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Postemployment Benefits

     The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at April 24, 1999 or April 25, 1998 related to these agreements, as no change of control has occurred.

                    SCHOOL SPECIALTY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousands, Except Per Share Amounts)

Distribution

     At the date of the Distribution, School Specialty,
U.S.  Office Products and the other spin-off  companies
entered  into a distribution agreement, tax  allocation
agreement, and an employee benefits agreement  and  the
spin-off  companies entered into a tax  indemnification
agreement   and   may  enter  into  other   agreements,
including  agreements relating to referral of customers
to  one another.  These agreements provide, among other
things,  for U.S. Office Products and School  Specialty
to  indemnify each other from tax and other liabilities
relating  to their respective businesses prior  to  and
following  the Distribution. Certain of the obligations
of School Specialty and the other spin-off companies to
indemnify  U.S. Office Products are joint and  several.
Therefore, if one of the other spin-off companies fails
to  satisfy  its  indemnification obligations  to  U.S.
Office   Products  when  such  a  loss  occurs,  School
Specialty  may  be  required to reimburse  U.S.  Office
Products  for  all  or a portion  of  the  losses  that
otherwise  would have been allocated to other  spin-off
companies.   In   addition,  the  agreements   allocate
liabilities, including general corporate and securities
liabilities  of  U.S. Office Products not  specifically
related  to the school supplies business, between  U.S.
Office  Products and the Company and the other spin-off
companies. The terms of the agreements that will govern
the  relationship  between School  Specialty  and  U.S.
Office   Products  were  established  by  U.S.   Office
Products   in   consultation  with  School  Specialty's
management  prior  to  the  Distribution  while  School
Specialty was a wholly-owned subsidiary of U.S.  Office
Products.


NOTE 13-EMPLOYEE BENEFIT PLANS

      On  June  9,  1998, the Company  implemented  the
School Specialty, Inc. 401(k) Plan (the "Company 401(k)
Plan")   which   allows   employee   contributions   in
accordance with Section 401(k) of the Internal  Revenue
Code.   The  Company  matches  a  portion  of  employee
contributions and all full-time employees are  eligible
to participate in the Company 401(k) Plan after 90 days
of  service.   In  fiscal 1999 the  Company's  matching
contribution  expense was $416. Prior to June  9,  1998
the  Company  participated in the U.S. Office  Products
401(k) Retirement Plan (the "401(k) Plan"), which was similar to the plan adopted by the Company.

      Certain subsidiaries of the Company have, or  had
prior  to  implementation of the Company  401(k)  Plan,
qualified  defined  contribution benefit  plans,  which
allow  for  voluntary  pre-tax  contributions  by   the
employees.  The  subsidiaries  paid  all  general   and
administrative expenses of the plans and in some cases made matching contributions on behalf of the employees.

                    SCHOOL SPECIALTY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousands, Except Per Share Amounts)

NOTE 14-STOCKHOLDERS' EQUITY

Earnings Per Share

      In  February 1997, the FASB issued SFAS No.  128,
"Earnings   Per  Share".   SFAS  No.  128   establishes
standards  for  computing and presenting  earnings  per
share   ("EPS").   SFAS  No.  128  requires  the   dual
presentation of basic and diluted EPS on  the  face  of
the   consolidated  statement  of  income.   Basic  EPS
excludes  dilution and is computed by  dividing  income
available  to  common  shareholders  by  the   weighted
average  number  of common shares outstanding  for  the
period.   Diluted  EPS reflects the potential  dilution
that  could  occur if securities or other contracts  to
issue  common  stock were exercised or  converted  into
common  stock.  The Company adopted SFAS No. 128 during
fiscal 1998 and has restated all prior period EPS data.
The   following  information  presents  the   Company's
computations of basic and diluted EPS for the periods presented in the consolidated statement of income.


                                           Income       Shares       Per Share
                                         (Numerator)  (Denominator)    Amount
Fiscal 1999:
 Basic EPS                                $ 8,896        14,690        $ 0.61
 Effect of dilutive employee
  stock options                                 -           150
 Diluted EPS                              $ 8,896        14,840        $ 0.60

Fiscal 1998:
 Basic EPS                                $ 5,239        13,284        $ 0.40
 Effect of dilutive employee
  stock options                                 -           263
 Diluted EPS                              $ 5,239        13,547        $ 0.39

Fiscal 1997:
 Basic EPS                                $ 8,132        10,003        $ 0.81
 Effect of dilutive employee
  stock options                                 -           193
 Diluted EPS                              $ 8,132        10,196        $ 0.80

      The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted EPS because they were anti-dilutive.

Capital Contribution by U.S. Office Products

      During  fiscal 1999 and fiscal 1998, U.S.  Office
Products contributed $7,217 and $81,332, respectively, of capital to the Company. The contribution reflects the forgiveness of intercompany debt by U.S. Office
Products, as it was agreed that the Company would be allocated only $80,000 of debt plus the amount of any additional debt incurred after January 12, 1998 in connection with the acquisition of entities that became subsidiaries of the Company. The total debt allocated to the Company at the time of the Distribution was $83,300.

Stock Offerings

     On June 15, 1998 the Company issued 2,125 shares in conjunction with its IPO. In an offering concurrent with the IPO, management acquired 250 shares. The total net proceeds to the Company from the offerings was $32,736.

     On April 16, 1999 the Company issued 2,400 shares in conjunction with a secondary public offering receiving net proceeds of $40,820. On May 17, 1999 the underwriters of the Company's secondary offering exercised their over allotment option for 151 shares of Company stock at $17.25 per share for net proceeds of $2,412.

Employee Stock Plans

     On June 10, 1998 the Board of Directors approved the School Specialty, Inc. 1998 Stock Incentive Plan
(the "Plan"). The purpose of the Plan is to provide officers, key employees and consultants with additional incentives by increasing their

                    SCHOOL SPECIALTY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousands, Except Per Share Amounts)

ownership interests in
the Company. The maximum number of options to purchase common stock granted in any fiscal year under the Plan, is equal to 20% of the Company's outstanding common stock. Prior to the approval of the Plan, the Company had stock options outstanding under the U.S. Office
Products 1994 Long-Term Compensation Plan. The Company replaced the options to purchase shares of common stock of U.S. Office Products held by employees with options issued under the Plan to purchase shares of common stock of the Company. In order to keep the option holders in the same economic position immediately before and after the Distribution, the number of U.S.
Office Products options held by Company personnel was multiplied by 0.903 and the exercise price of those options was divided by 0.903 for purposes of the replacement options. The vesting provisions and option period of the original grants were not changed. All option data reflected below has been retroactively restated to reflect the effects of the Distribution.


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


                                               For the Fiscal Year Ended
                                        April 24,     April 25,     April 26,
                                         1999          1998          1997
Net income (loss):
  As reported                            $8,896        $5,239        $8,132
  Pro Forma                              (1,737)        4,436         7,383

Net income (loss) per share:
  As reported:
   Basic                                $  0.61       $  0.40       $  0.81
   Diluted                              $  0.60       $  0.39       $  0.80

   Pro Forma:
    Basic                                $(0.12)      $  0.33       $  0.74
    Diluted                              $(0.12)      $  0.33       $  0.72

  The fair value of options granted (which is
  amortized to expense over the option vesting period
  in determining the pro forma impact) is estimated on
  the date of grant using the Black-Scholes option
  pricing model with the following weighted average
  assumptions:
                                                For the Fiscal Year Ended
                                          April 25,    April 24,   April 26,
                                           1999         1998        1997

     Expected life of option               7 years      7 years      7 years
     Risk free interest rate                 5.50%        6.35%        6.66%
     Expected volatility of stock           59.00%       44.10%       44.00%

  The weighted-average fair value of options granted was $10.23, $9.75 and $15.31 for fiscal 1999, 1998, and
1997, respectively.

                    SCHOOL SPECIALTY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousands, Except Per Share Amounts)

  A summary of option transactions follows:


                                Options Outstanding       Options Exercisable
                                         Weighted-                  Weighted-
                                          Average                    Average
                                          Exercise                   Exercise
                               Option      Price           Options    Price
 Balance at April 30, 1996
   Granted                        225     $27.03
   Canceled                       (14)     28.37
 Balance at April 26, 1997        211      26.93

   Granted                        257      18.01
   Canceled                       (26)     25.45
 Balance at April 25, 1998        442      21.83              46       $27.14

   Granted                      2,031      15.86
   Exercised                      (82)     20.62
   Canceled                       (25)     26.49
 Balance at April 24, 1999      2,366     $16.70             118       $23.39


  The following table summarizes information about stock options outstanding at April 24, 1999:

                           Options Outstanding           Options Exercisable

                                              Weighted-              Weighted-
                                   Weighted-  Average                Average
                                   Average    Exercise               Exercise
Range of Exercise Price   Options   Life       Price      Options     Price

   $15.50 - $22.18         2,231    9.11       $16.05       50        $18.01
   $24.38 - $29.43           135    7.16        27.39       68         27.39
                           2,366    9.00       $16.70      118        $23.39


     Options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant. Options granted to directors of the Company vest over a three year period, 20% after the first year, 50% (cumulative) after year two and 100%
(cumulative) after the third year.


     As of the date of Distribution, Jonathan J.
Ledecky, a member of the Company's Board of Directors and formerly the Chairman and Chief Executive Officer of U.S. Office Products, received 914,079 shares under an option grant with an exercise price of $15.50. This grant represented 7.5% of the outstanding company stock as of the date of Distribution.

  Immediately following the effective date of the registration statements filed in connection with the IPO and the Distribution, the Company's Board of Directors granted 850,083 options covering 7% of the outstanding shares of the Company's common stock, to certain executive management personnel (excluding the 7.5% granted to Mr. Ledecky). The options granted were granted under the Plan and have a per share exercise of $15.50 and are exercisable in full on June 10, 1999.

  Total options available for grant under the Plan are equal to 20% of the outstanding shares of the Company's common stock.

                    SCHOOL SPECIALTY, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousands, Except Per Share Amounts)

NOTE 15---SEGMENT INFORMATION

      The  Company's business activities are  organized
around its two principal business segments, Traditional
and  Specialty  school  Business.   Both  internal  and
external   reporting  conform  to  this  organizational
structure with no significant differences in accounting
policies   applied.    The   Company   evaluates    the
performance of its segments and allocates resources  to
them  based on revenue growth and profitability.  While
the two segments serve a similar customer base, notable
differences exist in products, gross margin and revenue
growth   rate.    Products   distributed   within   the
Traditional   business   segment   include    classroom
supplies,  instructional materials, educational  games,
art   supplies,  school  forms,  educational  software,
school  furniture,  and indoor and  outdoor  equipment.
Products  distributed  within  the  Specialty  business
segment  target specific educational disciplines,  such
as  art, industrial arts, physical education, sciences,
library  and  early  childhood.   The  following  table
presents segment information:


                                              1999         1998        1997
Revenues:
 Traditional                                $329,325     $201,770    $157,130
 Specialty                                   192,379      108,685      34,616
   Total                                    $521,704     $310,455    $191,746

Operating Profit and Pretax Profit: (a)
 Traditional                                 $19,849      $10,348      $9,185
 Specialty                                    18,127       11,054       3,966
   Total                                      37,976       21,402      13,151
 General Corporate Expense                     2,714        1,663       1,444
 One Time Charges                              5,274        3,491       1,986
 Interest Expense and Other                   12,373        5,529       4,001
Income Before Taxes                          $17,615      $10,719    $  5,720

Identifiable Assets (at year end):
 Traditional                                $249,225     $121,475    $ 66,287
 Specialty                                   165,275       98,252      16,329
   Total                                     414,500      219,727      82,616
 Corporate Assets                             23,163        4,002       5,069
   Total                                    $437,663     $223,729     $87,685

Depreciation and Amortization:
 Traditional                                 $ 5,937      $ 2,433     $ 1,558
 Specialty                                     2,879        1,814         296
   Total                                       8,816        4,247       1,854
 Corporate                                       788          314         252
   Total                                     $ 9,604      $ 4,561     $ 2,106

Expenditures for Property and Equipment:
 Traditional                                 $ 1,923      $ 2,847     $ 5,819
   Specialty                                   2,327          447         746
   Total                                       4,250        3,294       6,565
 Corporate                                       622          264         651
   Total                                     $ 4,872      $ 3,558     $ 7,216

(a) Operating profit is defined as operating income before nonrecurring acquisition and restructuring costs.

                    SCHOOL SPECIALTY , INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In Thousands, Except Per Share Amounts)


NOTE 16-QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following presents certain unaudited quarterly financial data for fiscal 1999 and fiscal 1998:


                                    Fiscal Year Ended April 24, 1999
                             First    Second     Third      Fourth    Total

Revenues                   $126,657  $212,316   $ 85,359   $97,372   $521,704
Gross profit                 44,042    70,761     28,093    37,025    179,921
Operating income (loss)      13,326    18,674     (2,383)      371     29,988
Net income (loss)             6,563     7,430     (3,298)   (1,799)     8,896
Per share amounts:
   Basic                     $ 0.45    $ 0.51    $ (0.23)   $(0.12)    $ 0.61
   Diluted                   $ 0.44    $ 0.51    $ (0.23)   $(0.12)    $ 0.60


                                     Fiscal Year Ended April 25, 1998
                              First    Second     Third      Fourth    Total

Revenues                    $87,029  $111,460    $ 49,391   $62,575  $310,455
Gross profit                 30,337    37,225      16,213    23,810   107,585
Operating income (loss)      11,872    12,155      (4,048)   (3,731)   16,248
Net income (loss)             5,804     5,965      (2,934)   (3,596)    5,239
Per share amounts:
   Basic                     $ 0.49    $ 0.49     $ (0.20)   $(0.24)   $ 0.40
   Diluted                   $ 0.48    $ 0.47     $ (0.20)   $(0.24)   $ 0.39

The summation of quarterly net income per share may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.


NOTE 17-SUBSEQUENT EVENTS

      On  May  17,  1999  the Company  purchased  Audio
Graphics Systems for $1,089 of cash and $1,088 of stock for a total purchase price of $2,177.

      On May 17, 1999 the underwriters of the Company's
secondary   offering  exercised  their  over  allotment
option  for 151,410 shares of Company stock  at  $17.25
per share for net proceeds of $2,412.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                       PART III

Item 10.  Directors and Executive Officers of the Registrant

     (a)  Executive Officers.  Reference is made to
          "Executive Officers of the Registrant" in
          Part I hereof.

     (b)  Directors.  The information required by this
          Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on September 2, 1999 under the caption
          "Election of Directors," which information is incorporated by reference herein.

     (c)  Section 16 Compliance.  The information
          required by this Item is set forth in our Proxy Statement for the Annual Meeting of
          Stockholders to be held on September 2, 1999 under the caption "Section 16(a) Beneficial
          Ownership Reporting Compliance," which
          information is incorporated by reference herein.

Item 11.  Executive Compensation

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on September 2, 1999 under the captions "Executive Compensation," "Employment
Contracts and Related Matters," "Director Compensation and Other Arrangements," "Compensation Committee
Report," "Compensation Committee Interlocks and Insider
Participation," and "Performance Graph," which information is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on September 2, 1999 under the caption "Security Ownership of Management and Certain
Beneficial Owners," which information is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on September 2, 1999 under the captions "Certain Relationships and Related
Transactions" and "Director Compensation and Other
Arrangements."

                        PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial Statements.

          Consolidated Financial Statements

          Report of Independent Public Accountants

          Consolidated Balance Sheet as of April 24, 1999 and April 25, 1998

          Consolidated Statement of Operations for the fiscal years ended April 24, 1999, April 25, 1998 and April 26, 1997

          Consolidated Statement of Stockholders'
          Equity (Deficit) for the fiscal years ended
          April 24, 1999, April 25, 1998 and April 26, 1997

          Consolidated Statement of Cash Flows for the fiscal years ended April 24, 1999, April 25, 1998 and April 26, 1997

          Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedule.

          Schedule for the fiscal years ended April 24, 1999, April 25, 1998 and April 26, 1997: Schedule II - Valuation and Qualifying Accounts.

(a)(3)    Exhibits.

          See (c) below.

(b)       Reports on Form 8-K.

          During the last quarter of the fiscal year covered by this report, we filed a Current Report on Form 8-K on February 24, 1999 reporting Items 2 and 7 of such Form with respect to our acquisition of Sportime, LLC on February 9, 1999. We filed a Current Report on Form 8-K/A on April 26, 1999 to include the financial statements listed in Item 7 relating to this acquisition.

(c)       Exhibits.

          See the Exhibit Index, which is incorporated by reference herein.

(d)       Financial Statements Excluded from Annual Report to Shareholders.

          Not applicable.

                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Appleton, State of Wisconsin, on July 12, 1999.

                                   SCHOOL SPECIALTY, INC.


                                   By: /s/ Daniel P. Spalding
                                      -------------------------------------
                                       Daniel P. Spalding, Chief Executive
                                       Officer


     Each person whose signature appears below hereby constitutes and appoints Daniel P. Spalding and Donald
J. Noskowiak, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below.

      Name                   Title                                 Date

/s/ Daniel P. Spalding      Chief Executive Officer (Principal   July 12, 1999
----------------------      Executive Officer) and Dircetor
Daniel P. Spalding

/s/ Donald J. Noskowiak     Chief Financial Officer (Principal   July 12, 1999
-----------------------     Financial and Accounting Officer)
Donald J. Noskowiak

/s/ David J. Vander Zanden  President, Chief Operating Officer   July 12, 1999
--------------------------  and Director
David J. Vander Zanden

/s/ Jonathan J. Ledecky      Director                            July 12, 1999
-----------------------
Jonathan J. Ledecky

/s/ Rochelle Lamm Wallach    Director                            July 12, 1999
-------------------------
Rochelle Lamm Wallach

/s/ Leo C. McKenna           Director                            July 12, 1999
-------------------
Leo C. McKenna

/s/ Jerome M. Pool           Director                            July 12, 1999
------------------
Jerome M. Pool

                     INDEX TO EXHIBITS


Exhibit
Number   Document Description

 3.1     Restated Certificate of Incorporation. 1
 3.2     Amended and Restated Bylaws. 1
 4.1     Form of Stock Certificate. 1
10.1     Distribution Agreement among U.S. Office Products Company,
         Workflow Management, Inc., Aztec Consulting, Inc., Navigant International, Inc. and School Specialty, Inc. 2
10.2     Tax Allocation Agreement among U.S. Office Products Company,
         Workflow Management, Inc., Aztec Technology Partners, Inc.,
         Navigant International, Inc. and School Specialty, Inc. 1
10.3     Tax Indemnification Agreement among Workflow Management, Inc.,
         Aztec Technology Partners, Inc., Navigant International, Inc.
         and School Specialty, Inc. 2
10.4     Employee Benefits Agreement among Workflow Management, Inc.,
         Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc. 2
10.5 Employment Agreement dated April 29, 1996 between Daniel P. Spalding and School Specialty, Inc. 3
10.6 Employment Agreement dated July 26, 1996 between Donald Ray Pate, Jr. and The Re-Print Corp. 3
10.7(a) Employment Agreement dated June 27, 1997 between Richard H. Nagel and Sax Arts and Crafts, Inc. 3
10.7(b)  Covenant Not to Compete Agreement dated June 27, 1997 between
         Richard H. Nagel and Sax Arts and Crafts, Inc. 7
10.8     Employment Agreement between David Vander Zanden and School
         Specialty, Inc. 4
10.9     Employment Agreement between School Specialty, Inc. and
         Jonathan J. Ledecky. 4
10.10    Amended Services Agreement dated as of June 8, 1998 between
         U.S. Office Products and Jonathan J. Ledecky. 5
10.11    Amended and Restated 1998 Stock Incentive Plan. 6
10.12 Amended and Restated Credit Agreement dated as of September 30, 1998 among School Specialty, Inc., certain subsidiaries and affiliates of School Specialty, Inc., the lenders named therein and Nationsbank, N.A., Bank One, Wisconsin and U.S. Bank National Association. 6

Exhibit
Number  Document Description

21.1    Subsidiaries of School Specialty, Inc.
23.1    Consent of PricewaterhouseCoopers LLP.
27.1    Financial Data Schedule.
99.1    Schedule II - Valuation and Qualifying Accounts.

_____________________________

1 Incorporated by reference to School Specialty's Pre-
  Effective Amendment No. 3 to the Registration
  Statement on Form S-1 filed with the SEC on June 4,
  1998; Registration No. 333-47509.

2 Incorporated by reference to School Specialty's Pre-
  Effective Amendment No. 2 to the Registration
  Statement on Form S-1 filed with the SEC on May 18,
  1998; Registration No. 333-47509.

3 Incorporated by reference to School Specialty's Pre-
  Effective Amendment No. 1 to the Registration
  Statement on Form S-1 filed with the SEC on May 6,
  1998; Registration No. 333-46537.

4 Incorporated by reference to School Specialty's
  Annual Report on Form 10-K filed with the SEC on July 24, 1998.

5 Incorporated by reference to School Specialty's Pre-
  Effective Amendment No. 4 to the Registration
  Statement on Form S-1 filed with the SEC on June 9,
  1998; Registration No. 333-47509.

6 Incorporated by reference to School Specialty's Form
  10-Q for the period ended January 23, 1999, as filed with the SEC on March 1, 1999.

7 Incorporated by reference to School Specialty's
  Registration Statement on Form S-1 filed with the SEC on March 1, 1999; Registration No. 333-73103.