Form 10-Q
period 1999-07-24
SCHOOL SPECIALTY INC
filed 1999-09-07
CIK 1055454

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                 Washington, DC  20549


                       FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED JULY 24, 1999.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     TRANSITION PERIOD FROM __________ TO __________

          Commission File Number:  000-24385



                SCHOOL SPECIALTY, INC.
(Exact Name of Registrant as Specified in its Charter)

    Delaware                                        39-0971239
(State of Other                                   (IRS Employer
Jurisdiction of Incorporation)                 Identification No.)

                426 West College Avenue
                  Appleton, Wisconsin
       (Address of Principal Executive Offices)

                         54911
                      (Zip Code)

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

                 Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
         Class                              August 31, 1999
Common Stock, $0.001 par value                 17,433,426

                SCHOOL SPECIALTY, INC.

                  INDEX TO FORM 10-Q

     FOR THE QUARTERLY PERIOD ENDED JULY 24, 1999


PART I - FINANCIAL INFORMATION
                                                                   Page
                                                                  Number
ITEM 1.   FINANCIAL STATEMENTS

      Consolidated Balance Sheets at July 24, 1999
         (Unaudited) and April 24, 1999                             1

      Unaudited Consolidated Statements of Operations for the
         Three Months Ended July 24, 1999 and July 25, 1998         2

      Unaudited Consolidated Statements of Cash Flows for the
         Three Months Ended July 24, 1999 and July 25, 1998         3

      Notes to Unaudited Consolidated Financial Statements          5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                       8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                              12

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                         12

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                SCHOOL SPECIALTY, INC.
              CONSOLIDATED BALANCE SHEETS
   (Dollars in thousands, except per share amounts)

                                                  July 24,       April 24,
                                                    1999           1999
                                                 (unaudited)
  ASSETS
Current assets:
 Cash and cash equivalents                        $      -       $  9,779
 Accounts receivable, less allowance for
  doubtful accounts of $2,135 and $2,234,
  respectively                                     141,015         74,781
 Inventories                                        85,624         78,783
 Deferred taxes                                      8,371          8,371
 Prepaid expenses and other current assets          19,355         18,673
                                                   -------        -------
   Total current assets                            254,365        190,387
Property and equipment, net                         42,252         42,305
Intangible assets, net                             202,209        201,206
Deferred taxes                                       4,100          3,789
Other                                                   21             21
                                                  --------       --------
 Total assets                                     $502,947       $437,708
                                                  ========       ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion - long term debt                 $ 11,650       $ 11,594
 Accounts payable                                   63,718         37,050
 Accrued compensation                                7,422          8,410
 Accrued income taxes                               10,740          4,193
 Accrued restructuring                               2,354          2,752
 Other accrued liabilities                          13,212          9,194
                                                  --------       --------
   Total current liabilities                       109,096         73,193

Long term debt                                     176,302        161,691
Other                                                  177            137
                                                  --------       --------
Total liabilities                                  285,575        235,021

Stockholders' equity:
 Preferred stock, $0.001 par value per share,
  1,000,000 shares authorized; none outstanding          -              -
Common stock, $0.001 par value per share,
  150,000,000 shares authorized and 17,433,426
  shares issued and outstanding                         17             17
Capital paid-in excess of par value                195,517        192,196
Accumulated other comprehensive loss                    (5)            (5)
Retained earnings                                   21,843         10,479
                                                  --------       --------
   Total stockholders' equity                      217,372        202,687
                                                  --------       --------
   Total liabilities and stockholders' equity     $502,947       $437,708
                                                  ========       ========


See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Unaudited)
       (In thousands, except per share amounts)

                                               For the Three Months Ended
                                                July 24,         July 25,
                                                 1999             1998

Revenues                                       $194,299          $126,657
Cost of revenues                                121,420            82,615
                                               --------          --------
 Gross profit                                    72,879            44,042
Selling, general and administrative expenses     48,315            29,642
Restructuring costs                                   -             1,074
                                               --------          --------
  Operating income                               24,564            13,326

Other income (expense):
 Interest expense                                (3,168)           (1,177)
 Interest income                                     38                 4
 Other                                                6                 -
                                               --------          --------
Income before provision for income taxes         21,440            12,153
Provision for income taxes                       10,076             5,590
                                               --------          --------
Net income                                     $ 11,364          $  6,563
                                               ========          ========
Weighted average shares outstanding:
 Basic                                           17,383            14,728
 Diluted                                         17,468            14,848
Net income per share:
 Basic                                            $0.65             $0.45
 Diluted                                          $0.65             $0.44



See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited)
                    (In thousands)

                                               For the Three Months Ended
                                                  July 24,       July 25,
                                                   1999           1998

Cash flows from operating activities:
Net income                                       $ 11,364        $  6,563
Adjustments to reconcile net income to net
 cash used in operating activities:
   Depreciation and amortization expense            3,049           1,428
   Restructuring costs                                  -           1,074
   Deferred taxes                                    (311)              -
   Amortization of loan fees                          140               -
Change in current assets and liabilities
 (net of assets acquired and liabilities assumed
 in business combinations accounted for under
 the purchase method):
  Accounts receivable                             (64,218)        (52,917)
  Inventory                                        (6,209)         (3,405)
  Prepaid expenses and other current assets          (636)          1,273
  Accounts payable                                 25,831          18,967
  Accrued liabilities                               8,610          10,214
                                                 ---------        --------
    Net cash used in operating activities         (22,380)        (16,803)
                                                 ---------        --------
Cash flows from investing activities:
 Cash paid in acquisitions, net of cash received   (1,085)        (16,895)
 Additions to property and equipment               (1,277)           (902)
 Other                                             (1,052)            527
                                                 ---------       ---------
   Net cash used in investing activities           (3,414)        (17,270)
                                                 ---------       ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock             2,233          32,735
 Proceeds from bank borrowings                     38,700          77,600
 Repayment of bank debt and capital leases        (24,918)              -
 Repayment of amounts due to U.S. Office Products       -         (82,976)
 Capital contribution by U.S. Office Products           -           8,818
 Capitalized loan fees                                  -          (2,104)
                                                 ---------       ---------
    Net cash provided by financing activities      16,015          34,073
                                                 ---------       ---------
Net decrease in cash and cash equivalents          (9,779)              -
Cash and cash equivalents, beginning of period      9,779               -
                                                 ---------       ---------
Cash and cash equivalents, end of period          $     -         $     -
                                                 =========       =========

See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                      (Unaudited)
                    (In thousands)

The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method in the three months ended July 24, 1999, and July 25, 1998. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                               For the Three Months Ended
                                                July 24,        July 25,
                                                  1999            1998

Accounts receivable                              $2,015         $   996
Inventories                                         632           3,381
Prepaid expenses and other current assets            46             302
Property and equipment                               85             596
Intangible assets                                 1,672          11,301
Other assets                                         13             520
Accounts payable                                   (837)           (201)
Accrued liabilities                                (568)              -
Long-term debt                                     (885)              -
                                                 ------         -------
Net assets acquired                              $2,173         $16,895
                                                 ======         =======
Acquisitions were funded as follows:
Common stock                                     $1,088         $     -
Cash paid, net of cash acquired                   1,085          16,895
                                                 ------         -------
Total                                            $2,173         $16,895
                                                 ======         =======


See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
       (In thousands, except per share amounts)

NOTE 1-BASIS OF PRESENTATION

The   accompanying  unaudited  consolidated   financial
statements  have  been  prepared  in  accordance   with
generally  accepted accounting principles  for  interim
financial information and with the instructions to Form
10-Q  and  Rule 10-01 of Regulation S-X.   Accordingly,
they  do  not  include  all  of  the  information   and
footnotes  required  by generally  accepted  accounting
principles  for complete financial statements.  In  the
opinion  of management, all adjustments (consisting  of
normal recurring accruals) considered necessary  for  a
fair  presentation  have been  included.   The  Balance
Sheet at April 24, 1999, has been derived from the Company's audited financial statements for the fiscal year ended April 24, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 24, 1999.

NOTE 2-STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the three months ended July 24, 1999, were as follows:

          Stockholders' equity balance at April 24, 1999     $202,687
          Issuance of common stock                              3,321
          Net income                                           11,364
                                                             ---------
          Stockholders' equity balance at July 24, 1999      $217,372
                                                             =========
On  May  17,  1999, the underwriters of  the  Company's
secondary  offering, which occurred on April 16,  1999,
exercised their over allotment option for 151 shares of
Common  Stock  for  net proceeds of approximately  $2.3
million.  The Company issued 53 shares of Common Stock,
valued   at  approximately  $1,088,  as  part  of   the
acquisition of Audio Graphics, which occurred during the quarter ended July 24, 1999.

NOTE 3-EARNINGS PER SHARE

The   following  information  presents  the   Company's
computations of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS") for the periods presented in the consolidated statements of operations:

                                            Income       Share      Per Share
                                           (Numerator) (Denominator)  Amount
  Three months ended July 24, 1999:
  Basic EPS                                  $11,364      17,383     $  0.65
  Effect of dilutive employee stock options        -          85     =======
                                             -------     -------
  Diluted EPS                                $11,364      17,468     $  0.65
                                             =======     =======     =======
  Three months ended July 25, 1998:
  Basic EPS                                  $ 6,563      14,728     $  0.45
  Effect of dilutive employee stock options        -         120     =======
                                             -------      ------
  Diluted EPS                                $ 6,563      14,848     $  0.44
                                             =======     =======     =======
The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 4-ACCOUNTING PRONOUNCEMENT

In June, 1998, the Financial Accounting Standards Board
issued  Statement  of  Financial  Accounting  Standards
("SFAS") No. 133 "Accounting for Derivative Instruments
and  Hedging  Activities."  SFAS No. 137, which  delays
the  adoption  date of SFAS No. 133 and was  issued  in
July,  1999,  requires adoption of  SFAS  No.  133  for
annual periods beginning after June 15, 2000.  SFAS No.
133   establishes   standards   for   recognition   and
measurement of
derivatives and hedging activities.  The
Company  will implement this statement in  fiscal  year
2002 as required. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 5-BUSINESS COMBINATIONS

During the fiscal period ended April 24, 1999, the Company completed five business combinations which were accounted for under the purchase method.

In  the  first three months of fiscal 2000, the Company
made one insignificant acquisition, which was accounted
for  under  the purchase method of accounting,  for  an
aggregate  purchase  price  of  $2,177,  resulting   in
goodwill  of  $1,672, which will be amortized  over  40
years.   The  results  of  this acquisition  have  been
included in the Company's results from the respective date of acquisition.

The  following presents the unaudited pro forma results
of operations of the Company for the three months ended
July  24,  1999  and July 25, 1998,  and  includes  the
Company's consolidated financial statements, which give
retroactive effect to the acquisitions as if  all  such
purchase acquisitions had been made at the beginning of
fiscal  1999.   The  results  presented  below  include
certain   pro   forma  adjustments   to   reflect   the
amortization  of  intangible  assets,  adjustments   to
interest expense, and the inclusion of a federal income tax provision on all earnings for the periods ended
July 24, 1999 and July 25, 1998, respectively:

                                                   Three Months Ended
                                                  July 24,     July 25,
                                                    1999        1998

Revenues                                         $194,299      $199,926
Net income                                         11,357         7,869

Net income per share:
 Basic                                             $ 0.65        $ 0.52
 Diluted                                           $ 0.65        $ 0.52


The  unaudited  pro  forma results  of  operations  are
prepared  for  comparative purposes  only  and  do  not
necessarily  reflect  the  results  that   would   have
occurred had the acquisitions occurred at the beginning of fiscal 1999 or the results that may occur in the future.

NOTE 6-SEGMENT INFORMATION

The  Company's business activities are organized around
its  two  principal business segments, Traditional  and
Specialty.    Both  internal  and  external   reporting
conform  to  this  organizational  structure  with   no
significant differences in accounting policies applied.
The  Company evaluates the performance of its  segments
and allocates resources to them based on revenue growth
and  profitability.   While the two  segments  serve  a
similar  customer  base, notable differences  exist  in
products,   gross  margin  and  revenue  growth   rate.
Products   supplied  within  the  Traditional   segment
include  consumables, consisting of classroom supplies,
instructional   materials,   educational   games,   art
supplies,  school  forms,  educational  software,   and
school  furniture,  and indoor and  outdoor  equipment.
Products  supplied within the Specialty segment  target
specific   educational  disciplines,   such   as   art,
industrial arts, physical education, sciences,  library
and  early  childhood.   The following  table  presents
segment information:

                                                   Three Months Ended
                                                  July 24,     July 25,
                                                   1999         1998

Revenues:
 Traditional                                     $121,239      $ 83,563
 Specialty                                         73,060        43,094
                                                 --------      --------
   Total                                         $194,299      $126,657
                                                 ========      ========
Operating Profit and Pretax Profit (a)
 Traditional                                     $ 16,220      $ 10,725
 Specialty                                         11,479         6,430
                                                 --------      --------
   Total                                           27,699        17,155
 General Corporate Expense                          3,135         2,755
 One Time Charges                                       -         1,074
 Interest Expense and Other                         3,124         1,173
                                                 --------      --------
 Income Before Taxes                             $ 21,440      $ 12,153
                                                 ========      ========
Identifiable Assets (at quarter end):
 Traditional                                     $309,229      $159,351
 Specialty                                        179,407       124,968
                                                 --------      --------
   Total                                          488,636       284,319
 Corporate Assets                                  14,311        12,715
                                                 --------      --------
   Total                                         $502,947      $297,034
                                                 ========      ========
Depreciation and Amortization:
 Traditional                                     $  1,712      $    681
 Specialty                                          1,180           614
                                                 --------      --------
   Total                                            2,892         1,295
 Corporate                                            157           133
                                                 --------      --------
   Total                                         $  3,049      $  1,428
                                                 ========      ========
Expenditures for Property and Equipment:
 Traditional                                     $     66      $    141
 Specialty                                          1,087           393
                                                 --------      --------
   Total                                            1,153           534
 Corporate                                            124           368
                                                 --------      --------
   Total                                         $  1,277      $    902
                                                 ========      ========
____________
(a) Operating profit is defined as operating income before nonrecurring acquisition and restructuring costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth various items as a percentage of revenues on a historical basis.

                                                   Three Months Ended
                                                 July 24,      July 25,
                                                   1999          1998

Revenues                                          100.0%        100.0%
Cost of revenues                                   62.5          65.2
                                                   -----         -----
 Gross profit                                      37.5          34.8
Selling, general and administrative expenses       24.9          23.4
Restructuring costs                                   -           0.9
                                                   -----         -----
 Operating income                                  12.6          10.5
Interest expense, net                               1.6           0.9
                                                   -----         -----
 Income before provision for income taxes          11.0           9.6
Provision for income taxes                          5.2           4.4
                                                   -----         -----
 Net income                                         5.8%          5.2%
                                                   =====         =====
Three Months Ended July 24, 1999 Compared to Three Months Ended July 25, 1998

Revenues

Revenues  increased 53.4% from $126.7 million  for  the
three months ended July 25, 1998, to $194.3 million for
the  three  months ended July 24, 1999.  This  increase
was primarily due to the inclusion of revenues from the
five   companies  acquired  in  business   combinations
accounted for under the purchase method of accounting during fiscal 1999 and internal growth on existing business.

Gross Profit

Gross  profit  increased 65.5% from  $44.0  million  or
34.8%  of revenues for the three months ended July  25,
1998  to  $72.9  million or 37.5% of revenues  for  the
three  months  ended July 24, 1999.   The  increase  in
gross  profit  as  a  percentage of  revenues  was  due
primarily to (1) an improvement in traditional business
gross margins, which was primarily driven by a shift in
revenue  mix  consisting  of  increased  revenue   from
consumable products, which typically have higher  gross
margins  than  furniture  and  equipment  and  (2)   an
increase in specialty business revenue, which has higher margins than the traditional business.

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

Selling,  general and administrative expenses increased
63.0%  from $29.6 million or 23.4% of revenues for  the
three  months ended July 25, 1998, to $48.3 million  or
24.9%  of revenues for the three months ended July  24,
1999.    The   increase   in   selling,   general   and
administrative  expenses  is  primarily  due   to   the
acquired businesses. The increase in selling, general and administrative expenses as a percentage of revenue is primarily due to (1) the acquisition of specialty businesses, which have higher operating expenses as a percentage of revenue than the traditional business and
(2) higher amortization expense, due to our six acquisitions since the beginning of fiscal 1999.

Interest Expense

Interest  expense,  net of interest  income,  increased
$1.9 million from $1.2 million or 0.9% of revenues  for
the three months ended July 25, 1998 to $3.1 million or
1.6%  of  revenues for the three months ended July  24,
1999.   The  increase in interest expense is  primarily
attributed to the debt assumed and cash paid for the six companies acquired since the beginning of fiscal
1999, partially offset by debt repaid from the net proceeds of our secondary offering.

Provision for Income Taxes

Provision  for income taxes for the three months  ended
July 24, 1999 increased 80.3% or $4.5 million over the three months ended July 25, 1998, reflecting income tax rates of 47% and 46% for the three months ended July
24, 1999 and July 25, 1998, respectively. The higher effective tax rate, compared to the federal statutory rate of 35.0%, is primarily due to state income taxes and non-deductible goodwill amortization.

Liquidity and Capital Resources

We  have  a  five-year secured $350  million  revolving
Senior  Credit Facility with NationsBank.   The  Senior
Credit  Facility has a $100 million term  loan  payable
quarterly  over five years commencing in  January  1999
and revolving loans which mature on September 30, 2003.
The  amount outstanding as of July 24, 1999  under  the
Senior   Credit   Facility  was  approximately   $187.2
million, consisting of $92.2 million outstanding  under
the  revolving  loan portion of the  facility  and  $95
million outstanding under the term loan portion of  the
facility.  Borrowings under the Senior Credit  Facility
are  usually significantly higher during our first  and
second  quarters to meet the working capital  needs  of
our  peak  selling  season.  On October  28,  1998,  we
entered  into an interest rate swap agreement with  the
Bank   of  New  York  covering  $50  million   of   the
outstanding  Senior  Credit  Facility.   The  agreement
fixes the 30 day LIBOR interest rate at 4.37% per annum
on the $50 million notional amount and has a three year
term  that may be canceled by the Bank of New  York  on
the  second  anniversary.  Our effective interest  rate
for   the   three  months  ended  July  24,  1999   was
approximately  7.4%.  During the quarter,  we  had  net
borrowings  under our Senior Credit Facility  of  $13.8
million, which were used to meet our seasonal working capital requirements, to fund an acquisition and to fund capital expenditures.

On  April 16, 1999, we sold 2,400,000 shares of  common
stock in a secondary public offering.  On May 17, 1999,
we sold an additional 151,410 shares of common stock to
cover over-allotments for approximately $2.3 million in
net  proceeds.  The proceeds to us were used to  reduce
indebtedness   outstanding  under  our  Senior   Credit
Facility.

At  July  24,  1999, we had working capital  of  $145.3
million.   Our  capitalization at  July  24,  1999  was
$404.6  million  and consisted of bank debt  of  $187.2
million and stockholders' equity of $217.4 million.

We anticipate that our cash flow from operations and borrowings available from our existing bank credit facility will be sufficient to meet our liquidity requirements for our operations (including anticipated capital expenditures) and our debt service obligations for the remainder of the fiscal year.

During  the three months ended July 24, 1999, net  cash
used  in operating activities was $22.4 million.   This
net  use  of  cash by operating activities  during  the
period is indicative of the high seasonal nature of our
business, with sales occurring in the first and  second
quarter  of  the fiscal year and cash receipts  in  the
second  and third quarters.  Net cash used in investing
activities was $3.4 million, including $1.1 million for
an  acquisition, $1.3 million for additions to property
and  equipment and approximately $1.0 million for other
long-term  assets.   Net  cash  provided  by  financing
activities was $16.0 million, which consisted primarily of net borrowings under our Senior Credit Facility.

During  the three months ended July 25, 1998, net  cash
used  in  operating activities was $16.8 million.   Net
cash  used  in investing activities was $17.3  million,
including  $16.9  million for acquisitions.   Net  cash
provided by financing activities was $34.1 million, and included (1) repayment of debt to U.S. Office Products of $83.0 million, (2) borrowings under the Senior
Credit Facility of $77.6 million, (3) payment of loan fees of $2.1 million, (4) $32.7 million in net proceeds from the issuance of common stock in conjunction with our initial public offering and sale of 250,000 shares of common stock to management, and (5) $8.8 million of contributed capital from U.S. Office Products under a distribution agreement entered into in connection with the spin-off.

We   have  entered  into  agreements,  subject  to  due
diligence and certain other contingencies, to sell  and
leaseback   four  distribution  facilities   in   Ohio,
Massachusetts, Kansas and Texas.  We believe  that  the
fair market value for these distribution facilities  is
approximately  $21  million, with net  proceeds  to  us
estimated  to  be  approximately $20.3  million,  which
would  be used to repay outstanding indebtedness  under
our  Senior  Credit  Facility or for general  corporate
purposes,   including   working   capital    and    for
acquisitions. Currently, this transaction is expected to close in the second quarter of fiscal 2000.

Fluctuations in Quarterly Results of Operations

Our  business  is subject to seasonal influences.   Our
historical   revenues  and  profitability   have   been
dramatically higher in the first two quarters of our fiscal year (May-October) primarily due to increased shipments to customers coinciding with the start of each school year.

Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in our costs for the products we sell, the mix of products sold and general economic conditions. Moreover, the operating margins of companies acquired by us may differ substantially from our own margins, which could contribute to further fluctuation in our quarterly operating results. Therefore, results for any quarter are not indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year.

Inflation

Inflation has and is expected to have only a minor affect on our results of operations and our internal and external sources of liquidity.

Year 2000

We  have  established a centrally managed  company-wide
plan  to  identify,  evaluate  and  address  Year  2000
issues. Although most of our mission critical systems, network elements and products were verified for Year
2000 compliance as of the end of June 1999, we may still be susceptible to Year 2000-related problems. In addition, if our suppliers, service providers and/or customers fail to resolve their Year 2000 issues in an effective and timely manner, our business could be significantly and adversely affected. We believe that some of our school customers have not yet addressed or resolved their Year 2000 issues.

We  estimate  that  expenses of approximately  $100,000
will be incurred in fiscal 2000 in connection with  our
anticipated   Year  2000  expenses,  in   addition   to
approximately  $20,000  in  expenses  incurred  through
April  24,  1999.   We  also expect  to  incur  certain
capital   improvement  costs  (totaling   approximately
$300,000) to support this project.  We expect  to  fund
our Year 2000 efforts through operating cash flows.  We
will   use  the  Senior  Credit  Facility  for  capital
improvements related to the effort.

As  part of our Year 2000 initiative, we are evaluating
scenarios  that  may occur as a result of  the  century
change and are in the process of developing contingency
and  business continuity plans tailored for Year  2000-
related  occurrences.   We are highly  reliant  on  our
computer order processing and inventory systems to fill
orders, bill customers and collect payments.  A loss of
either  of  these systems would cause  long  delays  in
filling  and  shipping products, billing customers  and
collecting  accounts receivable.  The  highly  seasonal
nature of our business does not allow for any delay  in
shipping  products to customers.  Although the seasonal
nature  of  our  business would heighten  any  problems
encountered, the timing of the majority of  our  sales,
shipping,  billing  and collection efforts  for  fiscal
2000  will  be  complete prior to the  Year  2000.   We
expect  that  any unforeseen problems related  to  Year
2000 issues would be identified within the months of January and February 2000, which is our slowest period.
We have identified that we may experience certain inconveniences or inefficiencies as a result of a supplier's failure to remediate its Year 2000 issue.
We believe, however, that most of our business will proceed without any significant interruption.

Forward-Looking Statements

Statements  in  this  report  which  are  not  strictly
historical  are "forward looking."  In accordance  with
the  Private Securities Litigation Reform Act of  1995,
we  can  obtain  a  "safe-harbor"  for  forward-looking
statements  by  identifying  those  statements  and  by
accompanying    those   statements   with    cautionary
statements  which  identify factors  that  could  cause
actual  results to differ materially from those in  the
forward-looking statements.  Accordingly, the foregoing
"Management's  Discussions and  Analysis  of  Financial
Condition and Results of  Operations" contains  certain
forward-looking statements relating to growth plans and
projected  revenues, earnings and  costs.   Our  actual
results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include those factors identified in Item 1, "Business - Forward
Looking  Statements," contained in the  Company's  Form
10-K for the year ended April 24, 1999, which factors are incorporated herein by reference to such Form 10-K.

Item  3. Quantitative and Qualitative  Disclosures about Market Risk

For  information as to our Quantitative and Qualitative
Disclosures  about Market Risk, please see  our  Annual
Report on Form 10-K for the fiscal year ended April 24,
1999.   There  have  been no material  changes  in  our
quantitative or qualitative exposure to market risk since the end of fiscal 1999.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The following information is furnished as to securities of School Specialty sold during the three months ended
July 24, 1999 that were not registered under the Securities Act:

In  May  1999,  we issued 52,819 shares of  our  common
stock  to  the  principal shareholder of Audio  Graphic
Systems as partial consideration for our acquisition of
Audio  Graphic  Systems from such  shareholder.   These
shares  were issued at an aggregate price of $1,088,500
(or $20.608 per share). The sale of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit No.    Description

        10.1 Employment Agreement dated as of June 30, 1998 between School Specialty, Inc. and Roger D. Pannier
        10.2 Employment Agreement dated as of March 2, 1999 between School Specialty, Inc. and Peter Savitz
        10.3 Employment Agreement dated as of March 29, 1999 between School Specialty, Inc. and Brian Chapin
        27.1        Financial Data Schedule

(b) We have filed two reports on Form 8-K during the quarter covered by this report, as follows:

     (i)  Form  8-K/A dated February 9, 1999, filed  on
          April   26,  1999  under  Items   2   and   7
          (historical financial statements of acquired company and pro forma financial statements of School Specialty, Inc. were filed).

     (ii) Form 8-K dated July 14, 1999, filed on July 14, 1999 under Item 5 (no financial statements filed).

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SCHOOL SPECIALTY, INC.
                                (Registrant)

      September 3, 1999         /s/ Daniel P. Spalding
-------------------------       --------------------------
          Date                  Daniel P. Spalding
                                Chairman of the Board and
                                Chief Executive Officer
                                (Principal Executive Officer)

      September 3, 1999         /s/ Mary M. Kabacinski
-------------------------       ---------------------------
          Date                  Mary M. Kabacinski
                                Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial
                                and Accounting Officer)

                   INDEX TO EXHIBITS


             Exhibit No.   Description

                10.1 Employment Agreement dated as of June 30, 1998 between School Specialty, Inc. and Roger D. Pannier
                10.2 Employment Agreement dated as of March 2, 1999 between School Specialty, Inc. and Peter Savitz
                10.3 Employment Agreement dated as of March 29, 1999 between School Specialty, Inc. and Brian Chapin
                27.1       Financial Data Schedule