Form 10-Q
period 1999-10-23
SCHOOL SPECIALTY INC
filed 1999-12-07
CIK 1055454

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED OCTOBER 23, 1999.

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

                      Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
         Class                             November 30, 1999
      ----------                          ---------------------
Common Stock, $0.001 par value                 17,433,426

                     SCHOOL SPECIALTY, INC.

                       INDEX TO FORM 10-Q

         FOR THE QUARTERLY PERIOD ENDED OCTOBER 23, 1999


PART I - FINANCIAL INFORMATION
                                                                       Page
                                                                       Number
ITEM 1.   FINANCIAL STATEMENTS

      Consolidated Balance Sheets at October 23, 1999
         (Unaudited) and April 24, 1999                                   1

      Unaudited Consolidated Statements of Operations for the
         Three Months Ended October 23, 1999 and October 24, 1998
         and for the Six Months Ended October 23, 1999
         and October 24, 1998                                             2

      Unaudited Consolidated Statements of Cash Flows for the
         Six Months Ended October 23, 1999 and October 24, 1998           3

      Notes to Unaudited Consolidated Financial Statements                5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     13

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               13

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                     SCHOOL SPECIALTY, INC.
                   CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands, except share and per share data)

                                                  October 23,    April 24,
                                                     1999          1999
                                                  (unaudited)
  ASSETS
Current assets:
 Cash and cash equivalents                         $  6,241       $  9,779
 Accounts receivable, less allowance for doubtful
  accounts of $1,998 and $2,234, respectively       170,883         74,781
 Inventories                                         53,105         78,783
 Deferred taxes                                       8,371          8,371
 Prepaid expenses and other current assets           14,934         18,673
                                                   --------       --------
     Total current assets                           253,534        190,387
Property and equipment, net                          47,131         42,305
Intangible assets, net                              200,628        201,206
Deferred taxes and other                              4,121          3,810
                                                   --------       --------
       Total assets                                $505,414       $437,708
                                                   ========       ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion - long term debt                  $ 11,646       $ 11,594
 Accounts payable                                    41,306         37,050
 Accrued compensation                                11,973          8,410
 Accrued income taxes                                13,824          4,193
 Accrued restructuring                                1,578          2,752
 Other accrued liabilities                           11,531          9,194
                                                   --------       --------
     Total current liabilities                       91,858         73,193

Long term debt                                      183,805        161,691
Other                                                   210            137
                                                   --------       --------
     Total liabilities                              275,873        235,021

Stockholders' equity:
 Preferred stock, $0.001 par value per
  share, 1,000,000 shares authorized;
  none outstanding                                        -              -
 Common stock, $0.001 par value per share,
  150,000,000 shares authorized and 17,433,426
  and 17,229,197 shares issued and outstanding,
  respectively                                           17             17
 Capital paid-in excess of par value                195,509        192,196
 Accumulated other comprehensive loss                   (12)            (5)
 Retained earnings                                   34,027         10,479
                                                   --------       --------
    Total stockholders' equity                      229,541        202,687
                                                   --------       --------
    Total liabilities and stockholders' equity     $505,414       $437,708
                                                   ========       ========


See accompanying notes to consolidated financial statements.

                     SCHOOL SPECIALTY, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
            (In thousands, except per share amounts)


                                 Three Months Ended       Six Months Ended
                              October 23,  October 24,  October 23,  October 24,
                                  1999        1998         1999         1998

Revenues                        $231,588    $212,316     $425,887     $338,973
Cost of revenues                 148,675     141,555      270,095      224,170
                                --------    --------     --------     --------
     Gross profit                 82,913      70,761      155,792      114,803
Selling, general and
 administrative expenses          56,212      47,887      104,527       77,529
Restructuring costs                    -       4,200            -        5,274
                                --------    --------     --------     --------
     Operating income             26,701      18,674       51,265       32,000
Other income (expense):
 Interest expense                 (3,695)     (3,858)      (6,863)      (5,063)
 Interest income                      33          45           71           77
 Other                               (17)          -          (11)           -
                                --------    --------     --------     --------
    Income before provision
      for income taxes            23,022      14,861       44,462       27,014
Provision for income taxes        10,838       7,431       20,914       13,021
                                --------    --------     --------     --------
           Net income           $ 12,184    $  7,430     $ 23,548     $ 13,993
                                ========    ========     ========     ========
Weighted average shares
   outstanding:
  Basic                           17,433      14,573       17,408       14,651
  Diluted                         17,438      14,573       17,423       14,710
Net income per share:
  Basic                         $   0.70    $   0.51     $   1.35     $   0.96
  Diluted                       $   0.70    $   0.51     $   1.35     $   0.95



See accompanying notes to consolidated financial statements.

                     SCHOOL SPECIALTY, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In thousands)

                                                 For the Six Months Ended
                                                October 23,     October 24,
                                                  1999             1998

Cash flows from operating activities:
  Net income                                     $ 23,548         $ 13,993
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization expense         6,259            4,041
      Restructuring costs                               -            5,274
      Deferred taxes                                 (311)               -
      Amortization of loan fees                       379              230
  Change in current assets and liabilities
    (net of assets acquired and liabilities
    assumed in business combinations accounted
    for under the purchase method):
      Accounts receivable                         (94,086)         (66,923)
      Inventory                                    27,310           21,914
      Prepaid expenses and other current assets     2,768            4,598
      Accounts payable                              3,419          (16,386)
      Accrued liabilities                          13,417           16,813
                                                  --------         --------
         Net cash used in operating activities    (17,297)         (16,446)
                                                  --------         --------
Cash flows from investing activities:
  Cash paid in acquisitions, net of cash received  (1,085)         (95,030)
  Additions to property and equipment              (7,784)          (1,870)
  Other                                              (878)             575
                                                  --------         --------
         Net cash used in investing activities     (9,747)         (96,325)
                                                  --------         --------
Cash flows from financing activities:
  Proceeds from issuance of common stock            2,225           32,735
  Proceeds from bank borrowings                   115,900          290,700
  Repayment of bank debt and capital leases       (94,619)        (132,823)
  Repayment of amounts due to U.S. Office Products      -          (82,976)
  Capital contribution by U.S. Office  Products         -            8,095
  Capitalized loan fees                                 -           (2,960)
                                                  --------         --------
         Net cash provided by
           financing activities                    23,506          112,771
                                                  --------         --------
Net decrease in cash and cash equivalents          (3,538)               -
Cash and cash equivalents, beginning of period      9,779                -
                                                  --------         --------
Cash and cash equivalents, end of period          $ 6,241          $     -
                                                  ========         ========

See accompanying notes to consolidated financial statements.

                     SCHOOL SPECIALTY, INC.
       CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                           (Unaudited)
                         (In thousands)

The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method of accounting in the six months ended October 23, 1999, and October 24, 1998. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                          For the Six Months Ended
                                          October 23,   October 24,
                                             1999          1998

Accounts receivable                       $  2,016        $ 44,153
Inventories                                    632          24,701
Prepaid expenses and other current assets       46           3,251
Property and equipment                          85          17,312
Intangible assets                            1,700          85,312
Other assets                                    13           7,223
Accounts payable                              (837)        (23,621)
Accrued liabilities                           (597)         (6,303)
Long-term debt                                (885)        (56,998)
                                           --------        --------
     Net assets acquired                  $  2,173        $ 95,030
                                           ========        ========
Acquisitions were funded as follows:
     Common stock                         $  1,088               -
     Cash paid, net of cash acquired         1,085          95,030
                                           --------        --------
          Total                           $  2,173        $ 95,030
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

NOTE 2-STOCKHOLDERS' EQUITY

Changes  in  stockholders' equity during  the  six  months  ended
October 23, 1999, were as follows:

          Stockholders' equity balance at April 24, 1999    $202,687
          Issuance of common stock                             3,313
          Net income                                          23,548
          Cumulative translation adjustment                       (7)
                                                            --------
          Stockholders' equity balance at October 23, 1999  $229,541
                                                            ========

On May 17, 1999, the underwriters of the Company's secondary offering, which occurred on April 16, 1999, exercised their over allotment option for 151 shares of Common Stock for net proceeds of approximately $2,225. The Company issued 53 shares of Common Stock, valued at approximately $1,088, as part of the acquisition of Audio Graphics, which occurred during the quarter ended July 24, 1999.

NOTE 3-EARNINGS PER SHARE

The following information presents the Company's computations  of basic  earnings per share ("basic EPS") and diluted earnings  per
share   ("diluted  EPS")  for  the  periods  presented   in   the
consolidated statements of operations:

                                           Income         Share      Per Share
                                          (Numerator)  (Denominator)   Amount
  Three months ended October 23, 1999:
  Basic EPS                                $ 12,184      $ 17,433      $ 0.70
  Effect of dilutive employee stock options       -             5      ======
                                           --------      --------
  Diluted EPS                              $ 12,184      $ 17,438      $ 0.70
                                           ========      ========      ======
  Three months ended October 24, 1998:
  Basic EPS                                $  7,430      $ 14,573      $ 0.51
  Effect of dilutive employee stock options       -             -      ======
                                           --------      --------
  Diluted EPS                              $  7,430      $ 14,573      $ 0.51
                                           ========      ========      ======
  Six months ended October 23, 1999:
  Basic EPS                                $ 23,548      $ 17,408      $ 1.35
  Effect of dilutive employee stock options       -            15      ======
                                           --------      --------
  Diluted EPS                              $ 23,548      $ 17,423      $ 1.35
                                           ========      ========      ======
  Six months ended October 24, 1998:
  Basic EPS                                $ 13,993      $ 14,651      $ 0.96
  Effect of dilutive employee stock options       -            59      ======
                                           --------      --------
  Diluted EPS                              $ 13,993      $ 14,710      $ 0.95
                                           ========      ========      ======
The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted EPS because they were anti-dilutive.

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

NOTE 5-BUSINESS COMBINATIONS

During the fiscal period ended April 24, 1999, the Company completed five business combinations which were accounted for under the purchase method of accounting.

In the first three months of fiscal 2000, the Company made one insignificant acquisition, which was accounted for under the purchase method of accounting, for an aggregate purchase price of $2,177, resulting in goodwill of $1,700, which will be amortized over 40 years. The results of this acquisition have been included in the Company's results from the respective date of acquisition.

The following presents the unaudited pro forma results of operations of the Company for the three and six month periods ended October 23, 1999 and October 24, 1998, and includes the Company's unaudited consolidated financial statements, which give retroactive effect to the acquisitions as if all such purchase acquisitions had been made at the beginning of fiscal 1999. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets, adjustments to interest expense, and the inclusion of a federal income tax provision on all earnings for the periods ended October 23, 1999 and October 24, 1998, respectively:

                          Three Months Ended         Six Months Ended
                        October 23,  October 24,   October 23,  October 24,
                           1999        1998            1999        1998

Revenues                 $231,588    $230,035        $425,887     $429,961
Net income                 12,184       7,301          23,541       15,132
Net income per share:
  Basic and diluted      $  0.70     $   0.49        $   1.35     $   1.01

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

                     SCHOOL SPECIALTY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
            (In thousands, except per share amounts)

NOTE 6-SEGMENT INFORMATION

The Company's business activities are organized around its two principal business segments, Traditional and Specialty. Both internal and external reporting conform to this organizational structure with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. While the two segments serve a similar customer base, notable differences exist in products, gross margin and revenue growth rate. Products supplied within the Traditional segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies, school forms and educational software) and school furniture and indoor and outdoor equipment. Products supplied within the Specialty segment target specific educational disciplines, such as art, industrial arts, physical education, sciences, library and early childhood. The following table presents segment information:

                               Three Months Ended         Six Months Ended
                             October 23,  October 24,   October 23,  October 24,
                                1999         1998           1999         1998
Revenues:
  Traditional                $148,119      $149,640       $269,358    $233,203
  Specialty                    83,469        62,676        156,529     105,770
                             --------      --------       --------    --------
   Total                     $231,588      $212,316       $425,887    $338,973
                             ========      ========       ========    ========
Operating Profit and
 Pretax Profit
  Traditional                $ 17,236      $ 15,215       $ 33,456    $ 24,568
  Specialty                    12,508         9,321         23,987      15,751
                             --------      --------       --------    --------
   Total                       29,744        24,536         57,443      40,319
  General Corporate Expense     3,043         1,662          6,178       3,045
  One Time Charges                  -         4,200              -       5,274
  Interest Expense and Other    3,679         3,813          6,803       4,986
                             --------      --------       --------    --------
  Income Before Taxes        $ 23,022      $ 14,861       $ 44,462    $ 27,014
                             ========      ========       ========    ========
Identifiable Assets
  (at quarter end):
  Traditional                $292,670      $308,827       $292,670    $308,827
  Specialty                   191,799       124,456        191,799     124,456
                             --------      --------       --------    --------
   Total                      484,469       433,283        484,469     433,283
  Corporate Assets             20,945        12,855         20,945      12,855
                             --------      --------       --------    --------
   Total                     $505,414      $446,138       $505,414    $446,138
                             ========      ========       ========    ========
Depreciation and
 Amortization:
  Traditional                $  1,645      $  1,827       $  3,357    $  2,501
  Specialty                     1,334           757          2,514       1,307
                             --------      --------       --------    --------
   Total                        2,979         2,584          5,871       3,808
  Corporate                       231           129            388         233
                             --------      --------       --------    --------
   Total                     $  3,210      $  2,713       $  6,259    $  4,041
                             ========      ========       ========    ========
Expenditures for Property
 and Equipment:
  Traditional                $  2,954      $    354       $  3,020    $    495
  Specialty                     1,432           503          2,519         896
                             --------      --------       --------    --------
   Total                        4,386           857          5,539       1,391
  Corporate                     2,121           111          2,245         479
                             --------      --------       --------    --------
   Total                     $  6,507      $    968       $  7,784    $  1,870
                             ========      ========       ========    ========

                     SCHOOL SPECIALTY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
            (In thousands, except per share amounts)

NOTE 7 - RELATED PARTY TRANSACTION

On October 1, 1999, the Company purchased a combined warehouse and distribution facility in Appleton, Wisconsin. Previously, the Company leased this facility. The purchase price was $2,600, the fair market value of the property as determined by an independent appraisal, and was paid to the owner of the facility (which is a corporation consisting of three shareholders, two of whom are related to certain executive officers of the Company).

Item  2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Results of Operations

     The following table sets forth various items as a percentage of revenues on a historical basis.

                               Three Months Ended         Six Months Ended
                            October 23,   October 24,  October 23,  October 24,
                              1999           1998          1999         1998

Revenues                      100.0%        100.0%         100.0%       100.0%
Cost of revenues               64.2          66.7           63.4         66.1
                              -----         -----          -----        -----
  Gross profit                 35.8          33.3           36.6         33.9
Selling, general and
 administrative expenses       24.3          22.5           24.6         22.9
Restructuring costs               -           2.0              -          1.6
                              -----         -----          -----        -----
  Operating income             11.5           8.8           12.0          9.4
Interest and other              1.5           1.8            1.6          1.5
                              -----         -----          -----        -----
  Income before provision
     for income taxes          10.0           7.0           10.4          7.9
Provision for income taxes      4.7           3.5            4.9          3.8
                              -----         -----          -----        -----
  Net income                    5.3%          3.5%           5.5%         4.1%
                              =====         =====          =====        =====

Three Months Ended October 23, 1999 Compared to the Three Months Ended October 24, 1998

Revenues

Revenues increased 9.1% from $212.3 million for the three months ended October 24, 1998, to $231.6 million for the three months ended October 23, 1999. This increase was primarily due to internal  growth  on  existing  business  and  the  inclusion  of revenues from the four companies acquired in business combinations accounted for under the purchase method of accounting since October, 1998.

Gross Profit

Gross profit increased 17.2% from $70.8 million or 33.3% of revenues for the three months ended October 24, 1998, to $82.9 million or 35.8% of revenues for the three months ended October 23, 1999. The increase in gross profit as a percentage of revenues was due primarily to (1) an improvement in traditional business gross margins, which is primarily due to improved pricing and the elimination of less profitable products from our product offering, (2) an increase in specialty business revenue, where proprietary products generate higher gross margins than the traditional business and (3) an improvement in specialty business gross margin due primarily to contributions from the Sportime acquisition and a more favorable product mix.

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

Selling, general and administrative expenses increased 17.4% from $47.9 million or 22.5% of revenues for the three months ended October 24, 1998, to $56.2 million or 24.3% of revenues for the three months ended October 23, 1999. The increase in selling, general and administrative expenses is primarily due to the increase in revenue. The increase in selling, general and administrative expenses as a percent of revenues is primarily due to (1) a shift in revenue mix to specialty business, which has higher selling, general and administrative expenses than the traditional business and (2) higher amortization expense due to goodwill amortization related to the four acquisitions since the end of October, 1998. These increases are offset by reduced selling, general and administrative expenses in the traditional business, which is primarily due to the integration of Beckley-Cardy and the restructuring of the traditional business, which began in the second quarter of fiscal 1999.

Interest Expense

Interest expense, net of interest income, decreased from $3.8 million or 1.8% of revenues for the three months ended October 24, 1998 to $3.7 million or 1.5% of revenues for the three months ended October 23, 1999. The decrease in interest expense is primarily attributed to a reduction in debt outstanding, which is primarily due to the repayment of debt with the proceeds from our secondary offering, offset by the debt assumed and cash paid for the four companies acquired since the end of October, 1998.

Provision for Income Taxes

Provision for income taxes for the three months ended October 23, 1999 increased 45.8% or $3.4 million over the three months ended October 24, 1998, reflecting income tax rates of 47.1% and 50.0% for the three months ended October 23, 1999 and October 24, 1998, respectively. The higher effective tax rate, compared to the federal statutory rate of 35.0%, is primarily due to state income taxes and non-deductible goodwill amortization.

Six  Months  Ended October 23, 1999 Compared to  the  Six  Months
Ended October 24, 1998

Revenues

Revenues increased 25.6% from $339.0 million for the six months ended October 24, 1998, to $425.9 million for the six months ended October 23, 1999. This increase was primarily due to internal growth on existing business and the inclusion of revenues from the six companies acquired in business combinations accounted for under the purchase method of accounting since the beginning of fiscal 1999.

Gross Profit

Gross profit increased 35.7% from $114.8 million or 33.9% of revenues for the six months ended October 24, 1998 to $155.8 million or 36.6% of revenues for the six months ended October 23, 1999. The increase in gross profit as a percentage of revenues was due primarily to (1) a shift in product mix to increased revenue from specialty business, where proprietary products generate higher gross margins than the traditional business, (2) an improvement in traditional business gross margins, driven primarily by more favorable pricing and the elimination of less profitable products from our product offering and (3) an improvement in specialty business gross margin, which was driven by a more favorable product mix and contributions from Sportime, which was acquired in February, 1999 and has higher gross margins than our other businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 34.8% from $77.5 million or 22.9% of revenues for the six months ended October 24, 1998, to $104.5 million or 24.6% of revenues for the six months ended October 23, 1999. The increase in selling, general and administrative expenses is primarily due to an increase in revenue. The increase in selling, general and administrative expenses as a percent of revenues is primarily due to (1) a shift in revenue mix to specialty business, which has higher selling, general and administrative expenses than the traditional business and (2) higher amortization expense due to amortization of goodwill related to our six acquisitions since the beginning of fiscal 1999, which were accounted for under the purchase method of accounting. These increases are offset by reduced selling, general and administrative expense in the traditional business, which is primarily due to the integration of Beckley-Cardy and the restructuring of the traditional business, which began in the second quarter of fiscal 1999.

Interest Expense

Interest expense, net of interest income, increased $1.8 million from $5.0 million or 1.5% of revenues for the six months ended October 24, 1998 to $6.8 million or 1.6% of revenues for the six months ended October 23, 1999. The increase in interest expense is primarily attributed to the debt assumed and cash paid for the six companies acquired since the beginning of fiscal 1999, partially offset by debt repaid from the net proceeds of our secondary offering.

Provision for Income Taxes

Provision  for income taxes for the six months ended October  23,
1999  increased 60.6% or $7.9 million over the six  months  ended
October 24, 1998, reflecting income tax rates of 47.0% and  48.2%
for  the six months ended October

23, 1999 and October 24, 1998, respectively. The higher effective tax rate, compared to the federal statutory rate of 35.0%, is primarily due to state income taxes and non-deductible goodwill amortization.

Liquidity and Capital Resources

We have a five-year secured $350 million revolving Senior Credit Facility with NationsBank. The Senior Credit Facility has a $100 million term loan payable quarterly over five years commencing in January 1999 and revolving loans which mature on September 30, 2003. The amount outstanding as of October 23, 1999 under the Senior Credit Facility was $194.7 million, consisting of $102.2 million outstanding under the revolving loan portion of the facility and $92.5 million outstanding under the term loan portion of the facility. Borrowings under the Senior Credit Facility are usually significantly higher during our first and second quarters to meet the working capital needs of our peak selling season. On October 28, 1998, we entered into an interest rate swap agreement with the Bank of New York covering $50 million of the outstanding Senior Credit Facility. The agreement fixes the 30 day LIBOR interest rate at 4.37% per annum on the $50 million notional amount and has a three year term that may be canceled by the Bank of New York on the second anniversary. Our effective interest rate for the six months ended October 23, 1999 was approximately 7.34%. During the six months ended October 23, 1999, we had net borrowings under our Senior Credit Facility of $22.2 million, which were used to meet our seasonal working capital requirements, to fund an acquisition and to fund capital expenditures.

On April 16, 1999, we sold 2,400,000 shares of common stock in a secondary public offering. On May 17, 1999, we sold an additional 151,410 shares of common stock to cover over-allotments for approximately $2.2 million in net proceeds. The proceeds were used to reduce indebtedness outstanding under our Senior Credit Facility.

At  October  23, 1999, we had working capital of $161.7  million.
Our capitalization at October 23, 1999 was $424.2 million and consisted of bank debt of $194.7 million and stockholders' equity of $229.5 million.

We anticipate that our cash flow from operations and borrowings available from our existing Senior Credit Facility will be sufficient to meet our liquidity requirements for our operations (including anticipated capital expenditures) and our debt service obligations for the remainder of the fiscal year.

During the six months ended October 23, 1999, net cash used in operating activities was $17.3 million. This net use of cash by operating activities during the period is indicative of the high seasonal nature of our business, with sales occurring in the first and second quarters of the fiscal year and cash receipts in the second and third quarters. Net cash used in investing activities was $9.7 million, including $1.1 million for an acquisition, $7.8 million for additions to property and equipment and $0.9 million for other long-term assets. Net cash provided by financing activities was $23.5 million, which consisted primarily of net borrowings under our Senior Credit Facility.

During  the six months ended October 24, 1998, net cash  used  in operating activities was $16.4 million. Net cash used in investing activities was $96.3 million, including $95.0 million for acquisitions. Net cash provided by financing activities was $112.8 million, and included (1) repayment of debt to U.S. Office Products of $83.0 million, (2) borrowings under the Senior Credit Facility of $290.7 million, offset by debt repayments of $132.8 million. Net borrowings include $16.9 million used to fund the cash portion price of the acquisition of Hammond and Stephens and $134.7 million used to fund the acquisition of Beckley-Cardy (consisting of $78.1 million for the cash potion of the purchase price and $56.6 million for debt repayment), (3) payment of loan fees of $3.0 million, (4) $32.7 million in net proceeds from the issuance of common stock in conjunction with our initial public offering and sale of 250,000 shares of common stock to management, and (5) $8.1 million of contributed capital from U.S. Office Products under a distribution agreement entered into in connection with the spin-off.

In October 1999, we entered into agreements to sell and leaseback four of our distribution facilities, subject to certain contingencies. The selling price of the facilities would be approximately $22.4 million, which represents fair market value. Net proceeds would be approximately $21.7 million, and would be used to repay outstanding indebtedness under our Senior Credit Facility or for general corporate purposes, including working capital and for acquisitions. Due to uncertainty in the interest rate environment, we may not proceed with this transaction, which is currently scheduled to close in December 1999. Our liquidity and cash flow from operations and borrowings available from our existing Senior Credit Facility will be sufficient to meet our liquidity requirements for our operations (including anticipated capital expenditures) and our debt service obligations for the remainder of the year, regardless of whether or not we proceed with the above sale and leaseback transaction.

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

Year 2000

We have established a centrally managed company-wide plan to identify, evaluate and address Year 2000 issues. Although our mission critical systems, network elements and products were verified for Year 2000 compliance as of the end of November 1999, we may still be susceptible to Year 2000-related problems. In addition, if our suppliers, service providers and/or customers fail to resolve their Year 2000 issues in an effective and timely manner, our business could be significantly and adversely affected. We believe that some of our school customers have not yet addressed or resolved their Year 2000 issues.

We estimate that expenses of approximately $100,000 will be incurred in fiscal 2000 in connection with our Year 2000 expenses, in addition to approximately $20,000 in expenses incurred through April 24, 1999. We also expect to incur certain capital improvement costs (totaling approximately $300,000) to support this project. We expect to fund our Year 2000 efforts through operating cash flows. We will use the Senior Credit Facility for capital improvements related to the effort.

As part of our Year 2000 initiative, we are evaluating scenarios that may occur as a result of the century change and are in the process of developing contingency and business continuity plans tailored for Year 2000-related occurrences. We are highly reliant on our computer order processing and inventory systems to fill orders, bill customers and collect payments. A loss of either of these systems would cause long delays in filling and shipping products, billing customers and collecting accounts receivable. The highly seasonal nature of our business does not allow for any delay in shipping products to customers. Although the seasonal nature of our business would heighten any problems encountered, the timing of the majority of our sales, shipping, billing and collection efforts for fiscal 2000 will be complete prior to the Year 2000. We expect that any unforeseen problems related to Year 2000 issues would be identified within the months of January and February 2000, which is our slowest period. We have identified that we may experience certain inconveniences or inefficiencies as a result of a supplier's failure to remediate its Year 2000 issues. We believe, however, that most of our business will proceed without any significant interruption.

Statements made or contained in this quarterly report on Form 10-Q or any past statements regarding our state of readiness for the Year 2000 are deemed Year 2000 Readiness Statements and are subject to the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271) to the fullest extent permissible by law.

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

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a)       On September 2, 1999, we held our Annual Meeting  of Stockholders.

(b)       Not applicable.

(c) The Annual Meeting of Stockholders was held to elect two directors to serve until the 2002 Annual Meeting of Stockholders as Class I directors and to ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for fiscal 2000. The results of these proposals, which were voted upon at the Annual Meeting, are as follows:

          Election of Directors
                                          For         Withheld

          (1)  Jonathan J. Ledecky     14,709,147      39,306

          (2)  Jerome M. Pool          14,712,502      35,951


          Ratification of Independent Auditors

                                           For      Against  Abstain/Broker
                                                                Non-Vote
          PricewaterhouseCoopers  LLP  14,629,077   108,285     11,091

(d)       Not applicable.


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits.

          Exhibit No.      Description

            10.1 Employment Agreement dated as of September 3, 1999 between School Specialty, Inc. and Daniel P. Spalding
            10.2 Employment Agreement dated as of September 23, 1999 between School Specialty, Inc. and Mary M. Kabacinski
            10.3 Employment Agreement dated as of September 3, 1999 between School Specialty, Inc. and
                           Donald J. Noskowiak
            27.1           Financial Data Schedule

(b)       Reports on Form 8-K.

          We did not file any reports on Form 8-K during the quarter covered by this report.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SCHOOL SPECIALTY, INC.
                                (Registrant)

     December 6, 1999              /s/ Daniel P. Spalding
---------------------------       ----------------------------
          Date                    Daniel P. Spalding
                                  Chairman of the Board and Chief
                                  Executive Officer
                                  (Principal Executive Officer)

     December 6, 1999              /s/ Mary M. Kabacinski
--------------------------        -----------------------------
          Date                    Mary M. Kabacinski
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

                        INDEX TO EXHIBITS


     Exhibit No.         Description

        10.1        Employment Agreement dated as of September 3, 1999 between
                    School Specialty, Inc. and Daniel P. Spalding
        10.2        Employment Agreement dated as of September 3, 1999 between
                    School Specialty, Inc. and Mary M. Kabacinski
        10.3        Employment Agreement dated as of September 3, 1999 between
                    School Specialty, Inc. and Donald J. Noskowiak
        27.1        Financial Data Schedule