Form 10-Q
period 2000-01-22
SCHOOL SPECIALTY INC
filed 2000-03-07
CIK 1055454

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                 Washington, DC  20549


                       FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED JANUARY 22, 2000.

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

                 Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
         Class                             February 29, 2000
Common Stock, $0.001 par value                 17,437,758

                SCHOOL SPECIALTY, INC.

                  INDEX TO FORM 10-Q

    FOR THE QUARTERLY PERIOD ENDED JANUARY 22, 2000


PART I - FINANCIAL INFORMATION
                                                            Page
                                                           Number
ITEM 1.  FINANCIAL STATEMENTS

      Consolidated Balance Sheets at January 22, 2000
         (Unaudited) and April 24, 1999                      1

      Unaudited Consolidated Statements of Operations
         for the Three Months Ended January 22, 2000
         and January 23, 1999 and for the Nine Months
         Ended January 22, 2000 and January 23, 1999         2

      Unaudited Consolidated Statements of Cash Flows
         for the Nine Months Ended January 22, 2000
         and January 23, 1999                                3

      Notes to Unaudited Consolidated Financial
         Statements                                          5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS      10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                  13

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS          14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                   14

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                SCHOOL SPECIALTY, INC.
              CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

                                             January 22,    April 24,
                                               2000           1999
                                             (unaudited)
  ASSETS
----------
Current assets:
  Cash and cash equivalents                  $   6,945       $   9,779
  Accounts receivable, less allowance for
   doubtful accounts of $1,984 and
   $2,234, respectively                         96,870          74,781
  Inventories                                   58,041          78,783
  Deferred taxes                                 8,396           8,371
  Prepaid expenses and other current assets     19,892          18,673
                                             ---------       ---------
     Total current assets                      190,144         190,387
Property and equipment, net                     47,960          42,305
Intangible assets, net                         198,882         201,206
Deferred taxes and other                         4,812           3,810
                                             ---------       ---------
       Total assets                          $ 441,798       $ 437,708
                                             =========       =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Current liabilities:
  Current portion - long term debt           $  15,396       $  11,594
  Accounts payable                              30,302          37,050
  Accrued compensation                          10,635           8,410
  Accrued income taxes                           9,847           4,193
  Accrued restructuring                          1,015           2,752
  Other accrued liabilities                      9,323           9,194
                                             ---------       ---------
     Total current liabilities                  76,518          73,193

Long term debt                                 138,549         161,691
Other                                              132             137
                                             ---------       ---------
     Total liabilities                         215,199         235,021

Stockholders' equity:
  Preferred stock, $0.001 par value per
   share, 1,000,000 shares authorized;
   none outstanding                                  -               -
  Common stock, $0.001 par value per share,
   150,000,000 shares authorized
   and 17,437,758 and 17,229,197 shares
   issued and outstanding, respectively             17              17
  Capital paid-in excess of par value          195,597         192,196
  Accumulated other comprehensive loss             (10)             (5)
  Retained earnings                             30,995          10,479
                                             ---------       ---------
     Total stockholders' equity                226,599         202,687
                                             ---------       ---------
     Total liabilities and stockholders'
      equity                                 $ 441,798       $ 437,708
                                             =========       =========




See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Unaudited)
       (In thousands, except per share amounts)


                                 Three Months Ended        Nine Months Ended
                              January 22,  January 23,  January 22,  January 23,
                                2000         1999          2000        1999

Revenues                       $97,244      $85,359      $523,131     $424,332
Cost of revenues                63,815       57,266       333,910      281,436
                               --------     --------     --------     --------
   Gross profit                 33,429       28,093       189,221      142,896
Selling, general and
  administrative expenses       35,674       30,476       140,201      108,005
Restructuring costs                  -            -             -        5,274
                               --------     --------     --------     --------
   Operating income (loss)      (2,245)      (2,383)       49,020       29,617

Other income (expense):
  Interest expense              (3,216)      (3,879)      (10,081)      (8,942)
  Interest income                   13           37            84          114
  Other                           (382)           -          (391)           -
                               --------     --------     --------     --------
    Income (loss) before
    provision for (benefit
    from) income taxes          (5,830)      (6,225)       38,632       20,789
Provision for (benefit from)
 income taxes                   (2,798)      (2,927)       18,116       10,094
                               --------     --------     --------     --------
       Net income (loss)       $(3,032)     $(3,298)     $ 20,516     $ 10,695
                               ========     ========     ========     ========

Weighted average shares
 outstanding:
   Basic                        17,434       14,579        17,417       14,625
   Diluted                      17,434       14,579        17,425       14,665

Net income per share:
   Basic                       $ (0.17)     $ (0.23)     $   1.18     $   0.73
   Diluted                     $ (0.17)     $ (0.23)     $   1.18     $   0.73



See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited)
                    (In thousands)

                                                        For the Nine
                                                        Months Ended
                                                 January 22,    January 23,
                                                    2000           1999

Cash flows from operating activities:
  Net income                                      $ 20,516       $ 10,695
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization expense            9,576          6,607
    Restructuring costs                                  -          5,274
    Amortization of loan fees                          430            420
    Loss on disposal of fixed assets                   415              -
  Change in current assets and liabilities
   (net of assets acquired and liabilities
   assumed in business combinations accounted
   for under the purchase method):
    Accounts receivable                            (19,998)        (1,971)
    Inventory                                       22,176         27,208
    Prepaid expenses and other current assets       (1,942)         1,722
    Accounts payable                                (8,605)       (31,924)
    Accrued liabilities                              6,523         11,069
                                                  ---------      ---------
      Net cash provided by operating activities     29,091         29,100
                                                  ---------      ---------
Cash flows from investing activities:
  Cash paid in acquisitions, net of cash received   (1,291)       (95,030)
  Additions to property and equipment              (10,698)        (3,978)
  Other                                             (1,936)           171
                                                  ---------      ---------
      Net cash used in investing activities        (13,925)       (98,837)

Cash flows from financing activities:
  Proceeds from issuance of common stock             2,225         32,735
  Proceeds from bank borrowings                    142,000        302,700
  Repayment of bank debt and capital leases       (162,225)      (187,857)
  Repayment of amounts due to U.S.
   Office Products                                       -        (82,976)
  Capital contribution by U.S. Office Products           -          8,095
  Capitalized loan fees                                  -         (2,960)
                                                  ---------      ---------
      Net cash provided by (used in) financing
       activities                                  (18,000)        69,737
                                                  ---------      ---------
Net decrease in cash and cash equivalents           (2,834)             -
Cash and cash equivalents, beginning of period       9,779              -
                                                  ---------      ---------
Cash and cash equivalents, end of period          $  6,945       $      -
                                                  =========      =========

See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                      (Unaudited)
                    (In thousands)

The  Company issued common stock and cash in connection
with  certain business combinations accounted for under
the  purchase method of accounting in the  nine  months
ended January 22, 2000, and January 23, 1999.  The fair
values  of  the assets and liabilities of the  acquired
companies   at  the  dates  of  the  acquisitions   are
presented as follows:

                                                  For the Nine
                                                  Months Ended
                                             January 22,   January 23,
                                               2000          1999

Accounts receivable                         $  2,091        $ 44,153
Inventories                                    1,434          24,701
Prepaid expenses and other current assets         66           3,251
Property and equipment                           179          17,312
Intangible assets                              2,186          85,312
Other assets                                      13           7,223
Accounts payable                              (1,857)        (23,621)
Accrued liabilities                             (760)         (6,303)
Long-term debt                                  (885)        (56,998)
                                            ---------       ---------
     Net assets acquired                    $  2,467        $ 95,030
                                            =========       =========
Acquisitions were funded as follows:
     Common stock                           $  1,176        $      -
     Cash paid, net of cash acquired           1,291          95,030
                                            ---------       ---------
          Total                             $  2,467        $ 95,030
                                            =========       =========


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

NOTE 2-STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the nine months ended January 22, 2000, were as follows:

          Stockholders' equity balance at April 24, 1999      $202,687
          Issuance of common stock                               3,401
          Net income                                            20,516
          Cumulative translation adjustment                         (5)
                                                              ---------
          Stockholders' equity balance at January 22, 2000    $226,599
                                                              =========
On  May  17,  1999, the underwriters of  the  Company's
secondary  offering, which occurred on April 16,  1999,
exercised their over allotment option for 151 shares of
Common  Stock for net proceeds of approximately $2,225.
The Company issued 57 shares of Common Stock, valued at
approximately  $1,176, as part of  the  acquisition  of
Audio Graphics, which occurred during the quarter ended
July  24,  1999.   53  shares were  issued  during  the
quarter ended July 24, 1999 and 4 shares were issued during the quarter ended January 22, 2000.

NOTE 3-EARNINGS (LOSS) PER SHARE

The   following  information  presents  the   Company's
computations of basic earnings (loss) per share ("basic
EPS")  and  diluted earnings per share ("diluted  EPS")
for   the   periods   presented  in  the   consolidated
statements of operations:

                                          Income         Share      Per Share
                                        (Numerator)  (Denominator)   Amount
  Three months ended January 22, 2000:
  Basic and Diluted EPS                 $(3,032)       17,434        $ (0.17)
                                        ========      ========       ========
  Three months ended January 23, 1999:
  Basic and Diluted EPS                 $(3,298)       14,579        $ (0.23)
                                        ========      ========       ========
  Nine months ended January 22, 2000:
  Basic and EPS                         $20,516        17,417        $ (1.18)
  Effect of dilutive employee stock                                  ========
   options                                    -             8
                                        --------      --------
  Diluted EPS                           $20,516        17,425        $ (1.18)
                                        ========      ========       ========
  Nine months ended January 23, 1999:
  Basic EPS                             $10,695        14,625        $  0.73
  Effect of dilutive employee stock                                  ========
   options                                    -            40
                                        --------      --------
  Diluted EPS                           $10,695        14,665        $  0.73
                                        ========      ========       ========

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

In  the  first three months of fiscal 2000, the Company
made one insignificant acquisition, which was accounted
for  under  the purchase method of accounting,  for  an
aggregate  purchase  price  of  $2,356,  resulting   in
goodwill  of  $1,914, which will be amortized  over  40
years.   The  results  of  this acquisition  have  been
included  in the Company's results from the  respective
date  of  acquisition.  During the third quarter  ended
January 22, 2000, a transaction was completed in  which
the  Company  purchased  certain  assets  and  retained
certain  employees  which  represented  a  piece  of  a
business.    This  transaction  resulted  in  recording
goodwill  of  $272.   The pro forma  results  of  these
transactions are not included below as they have an immaterial impact on the pro forma financial results.

The  following presents the unaudited pro forma results
of  operations  of the Company for the three  and  nine
month  periods ended January 22, 2000 and  January  23,
1999, and includes the Company's unaudited consolidated
financial statements, which give retroactive effect  to
the  acquisitions as if all such purchase  acquisitions
had  been  made at the beginning of fiscal  1999.   The
results  presented  below  include  certain  pro  forma
adjustments  to reflect the amortization of  intangible
assets,  adjustments  to  interest  expense,  and   the
inclusion of a federal income tax provision on all earnings for the periods ended January 22, 2000 and January 23, 1999, respectively:

                                 Three Months Ended         Nine Months Ended
                              January 22,  January 23,  January 22,  January 23,
                                2000         1999         2000         1999

Revenues                       $97,244     $98,150      $523,131      $528,111
Net income                      (3,032)     (3,834)       20,509        11,298

Net income per share:
  Basic                        $ (0.17)    $ (0.26)     $   1.18      $   0.76
  Diluted                      $ (0.17)    $ (0.26)     $   1.18      $   0.75

The  unaudited  pro  forma results  of  operations  are
prepared  for  comparative purposes  only  and  do  not
necessarily  reflect  the  results  that   would   have
occurred had the acquisitions occurred at the beginning
of  fiscal  1999 or the results that may occur  in  the
future.  The pro forma results include the results from
businesses  acquired,  including  product   lines   and
business   segments   that   have   been   discontinued
subsequent   to  the  Company's  acquisition   of   the
business.

                SCHOOL SPECIALTY, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
       (In thousands, except per share amounts)

NOTE 6-SEGMENT INFORMATION

During  the  third quarter of fiscal 2000, the  Company
modified   its   segment   reporting   by   identifying
information for a third business segment, the  Internet
business   segment.   This  segment  includes  business
generated by products supplied through the Internet and
products supplied for use with the Internet.  Effective
October 24, 1999, the Company began to separately track
financial  information  for this  segment,  and  assign
certain  management  personnel  the  responsibility  of
monitoring  this  information  and  focusing   on   the
expansion  of  the  Company's Internet  business.   The
Company is unable to segregate information for the Internet business segment for fiscal 1999 and the first two quarters of fiscal 2000; therefore, results for this segment prior to the three months ended January
22, 2000 are included in both the Traditional and Specialty business segments.

The  Company's business activities are organized around
three   principal   business   segments,   Traditional,
Specialty  and  Internet.  Both internal  and  external
reporting (beginning with this quarter) conform to this
organizational    structure,   with   no    significant
differences   in  accounting  policies  applied.    The
Company  evaluates the performance of its segments  and
allocates resources to them based on revenue growth and
profitability.   While  the  three  segments  serve   a
similar  customer  base, notable differences  exist  in
products,   gross  margin  and  revenue  growth   rate.
Products   supplied  within  the  Traditional   segment
include  consumables (consisting of classroom supplies,
instructional   materials,   educational   games,   art
supplies and school forms), school furniture and indoor
and  outdoor equipment.  Products supplied  within  the
Specialty    segment   target   specific    educational
disciplines,  such  as art, industrial  arts,  physical
education, sciences, library and early childhood.   The
Internet  segment  supplies  products  from  both   the
traditional   and   specialty  segments   through   the
Internet.   In addition, the Internet segment  includes
products  supplied  for use with the   Internet  (i.e.,
filtering software for the Internet).

The following table presents segment information (as stated above, information for the three and nine months ended January 23, 1999 reflects the Company's segment information as previously reported, which did not separately identify the Internet segment. This segment is only separately identifiable beginning with the third quarter of fiscal 2000. Any Internet segment results for fiscal 1999 and the first two quarters of fiscal 2000 are included in both the Traditional and Specialty segments):

                SCHOOL SPECIALTY, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
       (In thousands, except per share amounts)

                                Three Months Ended         Nine Months Ended
                             January 22,  January 23,   January 22,  January 23,
                               2000         1999          2000         1999
Revenues:
  Traditional                $ 55,300     $ 55,347      $324,658     $288,550
  Specialty                    40,836       30,012       197,365      135,782
  Internet                      1,108            -         1,108            -
                             ---------    ---------     ---------    ---------
    Total                    $ 97,244     $ 85,359      $523,131     $424,332
                             =========    =========     =========    =========

Operating Profit (Loss) and
 Pretax Profit (Loss)
  Traditional                $    582     $ (1,816)     $ 34,038     $ 22,752
  Specialty                     1,344        1,116        25,331       16,867
  Internet                     (1,070)           -        (1,070)           -
                             ---------    ---------     ---------    ---------
    Total                         856         (700)       58,299       39,619
  General Corporate Expense     3,101        1,683         9,279        4,728
  One Time Charges                  -            -             -        5,274
  Interest Expense and Other    3,585        3,842        10,388        8,828
                             ---------    ---------     ---------    ---------
  Income Before Taxes        $ (5,830)    $ (6,225)     $ 38,632     $ 20,789
                             =========    =========     =========    =========
Identifiable Assets
(at quarter end):
  Traditional                $237,731     $248,341      $237,731     $248,341
  Specialty                   171,296      119,656       171,296      119,656
  Internet                      4,504            -         4,504            -
                             ---------    ---------     ---------    ---------
    Total                     413,531      367,997       413,531      367,997
  Corporate Assets             28,267       10,516        28,267       10,516
                             ---------    ---------     ---------    ---------
    Total                    $441,798     $378,513      $441,798     $378,513
                             =========    =========     =========    =========
Depreciation and
 Amortization:
  Traditional                $  1,475     $  1,712      $  4,832     $  4,213
  Specialty                     1,191          722         3,705        2,029
  Internet                        306            -           306            -
                             ---------    ---------     ---------    ---------
    Total                       2,972        2,434         8,843        6,242
  Corporate                       345          132           733          365
                             ---------    ---------     ---------    ---------
    Total                    $  3,317     $  2,566      $  9,576     $  6,607
                             =========    =========     =========    =========

Expenditures for Property
 and Equipment:
  Traditional                $  1,695     $    214      $  4,715     $    709
  Specialty                       851        1,188         3,370        2,084
  Internet                        356            -           356            -
                             ---------    ---------     ---------    ---------
    Total                       2,902        1,402         8,441        2,793
  Corporate                        12          706         2,257        1,185
                             ---------    ---------     ---------    ---------
    Total                    $  2,914     $  2,108      $ 10,698     $  3,978
                             =========    =========     =========    =========

                SCHOOL SPECIALTY, INC.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
       (In thousands, except per share amounts)


NOTE 7-RESTRUCTURING COSTS

During  the  first quarter of fiscal 1999, the  Company
recorded   a  one-time  charge  of  $1,074,  which   is
discussed in the fiscal 1999 Form 10-K. This non-cash charge related to compensation expense attributed to the U.S. Office Product's stock option tender offer and sale of shares of Common Stock to some of the Company's executive management personnel, net of underwriting discounts.

During  the second quarter of fiscal 1999, the  Company
recorded  a  $4,200  restructuring  charge,  which   is
discussed  in the fiscal 1999 Form 10-K.   This  charge
was  for  the  Company's plan to  consolidate  existing
warehousing,  customer  service and  sales  operations.
Under  this restructuring plan, the Company expects  to
eliminate approximately 240 jobs.  During the three and
nine   months  ended  January  23,  1999,  the  Company
terminated 49 and 99 employees, respectively, under the
plan.   During the three and nine months ended  January
22, 2000, the Company terminated 13 and 36 employees, respectively, under the plan.

During  the fourth quarter of fiscal 1998, the  Company
incurred   restructuring  costs  to   close   redundant
facilities and related severance costs. The liability associated with this restructuring plan was $472 as of April 25, 1998. This restructuring plan was completed by the end of fiscal 1999.

Selected information related to the restructuring reserve follows:

Restructuring            Employee      Facility      Other Asset
Charge                  Termination   Closure and    Write-downs
(In Thousands)           Benefits    Consolidation    and Costs       Total


April 25, 1998
liability balance         $   214      $     -        $   258        $   472
  Additions -
   restructuring charge:
    Second quarter,
     fiscal 1999            2,100        1,300            800          4,200
  Utilizations:
    First quarter,
     fiscal 1999             (148)           -           (119)          (267)
    Second quarter,
     fiscal 1999              (66)           -           (139)          (205)
    Third quarter,
     fiscal 1999             (231)           -           (331)          (562)
    Fourth quarter,
     fiscal 1999             (584)        (199)          (103)          (886)
                          ---------    ---------     ---------      ---------
April 24, 1999
liability balance         $ 1,285      $ 1,101        $   366        $ 2,752
  Utilizations:
    First quarter,
     fiscal 2000             (351)         (47)             -           (398)
    Second quarter,
     fiscal 2000             (236)        (122)           (54)          (412)
    Third quarter,
     fiscal 2000             (396)        (531)             -           (927)
                          ---------    ---------      ---------     ---------
January 22, 2000
liability balance         $   302      $   401        $   312        $ 1,015
                          =========    =========      =========     =========

NOTE 8-RELATED PARTY TRANSACTION

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

Item  2.    Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations

Results of Operations

     The following table sets forth various items as a percentage of revenues on a historical basis.

                                Three Months Ended        Nine Months Ended
                           January 22,  January 23,    January 22,  January 23,
                             2000         1999           2000         1999

Revenues                     100.0%       100.0%         100.0%       100.0%
Cost of revenues              65.6          67.1          63.8         66.3
                             ------       ------         ------       ------
  Gross profit                34.4          32.9          36.2         33.7
Selling, general and
 administrative expenses      36.7          35.7          26.8         25.4
Restructuring costs              -             -             -          1.3
                             ------        ------        ------       ------
  Operating income (loss)     (2.3)         (2.8)          9.4          7.0
Interest and other             3.7           4.5           2.0          2.1
                             ------        ------        ------       ------
Income (loss) before
 provision for (benefit
 from) income taxes           (6.0)         (7.3)          7.4          4.9
Provision for (benefit
 from) income taxes           (2.9)         (3.4)          3.5          2.4
                              ------        ------       ------       ------
  Net income (loss)           (3.1)%        (3.9)%         3.9%         2.5%
                              ======        ======       ======       ======

Three  Months  Ended January 22, 2000 Compared  to  the
Three Months Ended January 23, 1999

Revenues

Revenues  increased 13.9% from $85.4  million  for  the
three  months ended January 23, 1999, to $97.2  million
for  the  three  months ended January 22,  2000.   This
increase was primarily due to internal growth on existing business and the inclusion of revenues from the four companies acquired in business combinations accounted for under the purchase method of accounting since January 1999.

Gross Profit

Gross profit improved 19.0% from $28.1 million or 32.9%
of  revenues  for  the three months ended  January  23,
1999,  to  $33.4 million or 34.4% of revenues  for  the
three  months ended January 22, 2000.  The increase  in
gross  profit  as  a  percentage of  revenues  was  due
primarily  to  (1)  an increase in  specialty  business
revenue,  where  proprietary products  generate  higher
gross  margins  than the traditional business,  (2)  an
improvement  in  specialty business  gross  margin  due
primarily   to   contributions   from   the    Sportime
acquisition and a more favorable product mix and (3)  a
decline in traditional gross margin, driven by  a  less
favorable  product  mix,  which  was  weighted   toward
furniture and equipment, a lower gross margin product line than consumables.

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

Selling,  general and administrative expenses increased
17.1%  from $30.5 million or 35.7% of revenues for  the
three  months ended January 23, 1999, to $35.7  million
or 36.7% of revenues for the three months ended January
22,   2000.  The  increase  in  selling,  general   and
administrative  expenses  is  primarily  due   to   the
increase in revenue.  The increase in selling,  general
and administrative expenses as a percent of revenues is
primarily  due  to  (1)  a  shift  in  revenue  mix  to
specialty  business, which has higher selling,  general
and   administrative  expenses  than  the   traditional
business,  (2)  higher  amortization  expense  due   to
goodwill  amortization related to the four acquisitions
since   the  end  of  January  1999  and  (3)  expenses
attributable  to  the newly created  internet  segment.
These  increases are offset by reduced selling, general
and   administrative   expenses  in   the   traditional
business, which is primarily due to the
integration of Beckley-Cardy and the restructuring of the traditional business, which began in the second quarter of fiscal 1999.

Net Interest Expense and Other Expenses

Interest  expense,  net of interest  income,  decreased
from  $3.8  million or 4.5% of revenues for  the  three
months  ended January 23, 1999 to $3.2 million or  3.3%
of  revenues  for  the three months ended  January  22,
2000.   The  decrease in interest expense is  primarily
attributed to a reduction in debt outstanding, which is
primarily  due  to  the  repayment  of  debt  with  the
proceeds  from  our secondary offering, offset  by  the
debt  assumed  and  cash paid for  the  four  companies
acquired since the end of January 1999.  Other expenses
of   $382  for  the  quarter  ended  January  22,  2000
primarily represented the loss on the disposal of a facility donated to a municipality.

Benefit from Income Taxes

Benefit  from  income taxes for the three months  ended
January  22, 2000 and January 23, 1999 was $2.8 million
and  $2.9 million, respectively, reflecting income  tax
rates   of  48%  and  47%,  respectively.   The  higher
effective tax rate, compared to the federal statutory rate of 35.0%, is primarily due to state income taxes and non-deductible goodwill amortization.

Nine Months Ended January 22, 2000 Compared to the Nine
Months Ended January 23, 1999

Revenues

Revenues  increased 23.3% from $424.3 million  for  the
nine  months ended January 23, 1999, to $523.1  million
for  the  nine  months ended January  22,  2000.   This
increase was primarily due to internal growth on existing business and the inclusion of revenues from the six companies acquired in business combinations accounted for under the purchase method of accounting since the beginning of fiscal 1999.

Gross Profit

Gross  profit  increased 32.4% from $142.9  million  or
33.7% of revenues for the nine months ended January 23,
1999  to  $189.2 million or 36.2% of revenues  for  the
nine  months  ended January 22, 2000.  The increase  in
gross  profit  as  a  percentage of  revenues  was  due
primarily  to  (1) a shift in product mix to  increased
revenue  from  specialty  business,  where  proprietary
products   generate  higher  gross  margins  than   the
traditional business, (2) an improvement in traditional
business  gross  margins,  driven  primarily  by   more
favorable   pricing   and  the  elimination   of   less
profitable products from our product offering  and  (3)
an improvement in specialty business gross margin, which was driven by a more favorable product mix and contributions from Sportime, which was acquired in February 1999 and has higher gross margins than our other businesses.

Selling, General and Administrative Expenses

Selling,  general and administrative expenses increased
29.8% from $108.0 million or 25.4% of revenues for  the
nine  months ended January 23, 1999, to $140.2  million
or  26.8% of revenues for the nine months ended January
22,   2000.   The  increase  in  selling,  general  and
administrative expenses is primarily due to an increase
in  revenue.  The  increase  in  selling,  general  and
administrative  expenses as a percent  of  revenues  is
primarily  due  to  (1)  a  shift  in  revenue  mix  to
specialty  business, which has higher selling,  general
and   administrative  expenses  than  the   traditional
business  and  (2) higher amortization expense  due  to
goodwill  amortization related to the six  acquisitions
since  the  beginning of fiscal 1999.  These  increases
are    offset   by   reduced   selling,   general   and
administrative  expenses in the  traditional  business,
which  is  primarily due to the integration of Beckley-
Cardy   and   the  restructuring  of  the   traditional
business,  which began in the second quarter of  fiscal
1999.

Restructuring Costs

During  1999,  we  recorded a restructuring  charge  of
$1,074  in  the first quarter and $4,200 in the  second
quarter,  for  a  total of $5,274 for the  nine  months
ended  January 23, 1999.  The $1,074 related to a  one-
time,   non-cash   charge  for   compensation   expense
attributed  to the U.S. Office Product's  stock  option
tender offer and sale of shares of Common Stock to some
of   our   executive  management  personnel,   net   of
underwriting discounts. The $4,200 charge was for our plan to consolidate existing warehousing, customer service and sales operations. Further details of the restructuring charge are discussed in the Notes to consolidated financial statements.

Net Interest Expense and Other Expenses

Net  interest expense increased $1.2 million from  $8.8
million  or 2.1% of revenues for the nine months  ended
January  23, 1999 to $10.0 million or 1.9% of  revenues
for  the  nine  months  ended January  22,  2000.   The
increase in interest expense is primarily attributed to
the  debt  assumed and cash paid for the six  companies
acquired  since the beginning of fiscal 1999, partially
offset  by  debt  repaid from the net proceeds  of  our
secondary  offering.  Other expenses of  $391  for  the
nine   months   ended   January  22,   2000   primarily
represented the loss on the disposal of a facility donated to a municipality.

Provision for Income Taxes

Provision  for income taxes for the nine  months  ended
January  22, 2000 increased 79.5% or $8.0 million  over
the  nine  months  ended January 23,  1999,  reflecting
income tax rates of 46.9% and 48.6% for the nine months
ended   January   22,  2000  and  January   23,   1999,
respectively. The higher effective tax rate, compared to the federal statutory rate of 35.0%, is primarily due to state income taxes and non-deductible goodwill amortization.

Liquidity and Capital Resources

We  have  a  five-year secured $350  million  revolving
Senior  Credit Facility with NationsBank.   The  Senior
Credit  Facility has a $100 million term  loan  payable
quarterly  over five years commencing in  January  1999
and revolving loans which mature on September 30, 2003.
The amount outstanding as of January 22, 2000 under the
Senior  Credit Facility was $153.2 million,  consisting
of  $63.2 million outstanding under the revolving  loan
portion  of  the facility and $90.0 million outstanding
under   the   term  loan  portion  of   the   facility.
Borrowings under the Senior Credit Facility are usually
significantly  higher  during  our  first  and   second
quarters to meet the working capital needs of our peak selling season. On October 28, 1998, we entered into an interest rate swap agreement with the Bank of New
York  covering  $50  million of the outstanding  Senior
Credit Facility. The agreement fixes the 30 day LIBOR interest rate at 4.37% per annum on the $50 million notional amount and has a three year term that may be canceled by the Bank of New York on the second anniversary. Our effective interest rate for the nine months ended January 22, 2000 was approximately 7.5%.
During the nine months ended January 22, 2000, we had net repayments under our Senior Credit Facility of $19.3 million, which resulted from strong cash flow from operations offset by capital expenditures for property and equipment and acquisitions.

On  April 16, 1999, we sold 2,400,000 shares of  common
stock in a secondary public offering.  On May 17, 1999,
we sold an additional 151,410 shares of common stock to
cover over-allotments for approximately $2.2 million in
net   proceeds.   The  proceeds  were  used  to  reduce
indebtedness   outstanding  under  our  Senior   Credit
Facility.

At  January 22, 2000, we had working capital of  $113.6
million.   Our capitalization at January 22,  2000  was
$379.8  million  and consisted of bank debt  of  $153.2
million and stockholders' equity of $226.6 million.

We anticipate that our cash flow from operations and borrowings available from our existing Senior Credit
Facility will be sufficient to meet our liquidity requirements for our operations (including anticipated capital expenditures) and our debt service obligations for the remainder of the fiscal year.

During the nine months ended January 22, 2000, net cash
provided  by  operating activities was  $29.1  million.
This  net  provision  of cash by  operating  activities
during  the  period is indicative of the high  seasonal
nature  of  our business, with sales occurring  in  the
first  and second quarters of the fiscal year and  cash
receipts  in the second and third quarters.   Net  cash
used   in   investing  activities  was  $13.9  million,
including $1.3 million for acquisitions, $10.7  million
for  additions  to  property  and  equipment  and  $1.9
million for other long-term assets including a minority investment in an Internet business. Net cash used in financing activities was $18.0 million, which consisted primarily of net debt repayments under our Senior
Credit Facility.

During the nine months ended January 23, 1999, net cash
provided  by  operating activities was  $29.1  million.
Net   cash  used  in  investing  activities  was  $98.8
million, including $95.0 million for acquisitions.  Net
cash   provided  by
financing  activities was $69.7 million,  and  included
(1) repayment of debt  to U.S. Office Products of $83.0
million, (2) borrowings under the Senior Credit Facility
of $302.7 million, offset by debt  repayments of $187.9
million.   Net  borrowings include  $16.9  million used
to fund the cash portion price of the acquisition of Hammond and Stephens and $134.7 million used to fund the acquisition of Beckley-Cardy (consisting of $78.1 million for the cash potion of the purchase price and $56.6 million for debt repayment), (3) payment of loan fees of $3.0 million, (4) $32.7 million in net proceeds from the issuance of common stock in conjunction with our initial public offering and sale of 250,000 shares of common stock to management, and (5) $8.1 million of contributed capital from U.S. Office Products under a distribution agreement entered into in connection with the spin-off.

In October 1999, we entered into agreements to sell and
leaseback four of our distribution facilities,  subject
to  certain  contingencies.   Due  to  uncertainty  and
unfavorable movements in the interest rate environment, we have decided not to proceed with this transaction at this time.

Fluctuations in Quarterly Results of Operations

Our  business  is subject to seasonal influences.   Our
historical   revenues  and  profitability   have   been
dramatically higher in the first two quarters of our fiscal year (May-October) primarily due to increased shipments to customers coinciding with the start of each school year.

Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the costs for the products we sell, the mix of products sold and general economic conditions. Moreover, the operating margins of companies acquired by us may differ substantially from our own margins, which could contribute to further fluctuation in our quarterly operating results. Therefore, results for any quarter are not indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year.

Inflation

Inflation has and is expected to have only a minor affect on our results of operations and our internal and external sources of liquidity.

Year 2000

Our  systems,  as  well as those  of  our  third  party
suppliers, made an uneventful transition from  1999  to
2000.   No material disruptions occurred and operations
continued without interruption in the new year.   While
initial indications suggest that Year 2000 issues will not adversely affect operations, we will continue to monitor our systems, as well as those of our third party suppliers, to ensure Year 2000 compliance.

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

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

The following information is furnished as to securities of School Specialty sold during the three months ended
January 22, 2000 that were not registered under the Securities Act:

In January 2000, we issued 4,332 shares of our common stock to the principal shareholder of Audio Graphic
Systems as a post-closing adjustment to the purchase price of the company in connection with our acquisition of such company which closed in May 1999. These shares were issued at an aggregate price of $89,269 (or $20.61 per share). The sale of these shares was exempt from registration pursuant to Section 4(2) of the Securities
Act.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit No.    Description

       3.1          Amended and Restated By-Laws

      27.1          Financial Data Schedule

(b)  Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter covered by this report.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SCHOOL SPECIALTY, INC.
                                (Registrant)


March 6, 2000                   /s/ Daniel P. Spalding
------------------              --------------------------
Date                            Daniel P. Spalding
                                Chairman of the Board and Chief Executive
                                Officer (Principal Executive Officer)

March 6, 2000                   /s/ Mary M. Kabacinski
------------------              --------------------------
Date                            Mary M. Kabacinski
                                Executive Vice President and Chief Financial
                                Officer (Principal Financial and Accounting
                                Officer)

                   INDEX TO EXHIBITS


               Exhibit No.         Description

                  3.1               Amended and Restated By-Laws

                 27.1               Financial Data Schedule