Form 10-K
period 2000-04-29
SCHOOL SPECIALTY INC
filed 2000-07-27
CIK 1055454

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                 ______________________________

                           FORM 10-K
                 ______________________________


[X]  ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
     THE  SECURITIES  EXCHANGE ACT OF  1934:   For  the
     fiscal year ended April 29, 2000

                          OR

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

Registrant's  telephone number,  including area code:  (920) 734-5712

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

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of July 1, 2000, was approximately $314,659,898. As of such date, there were 17,464,505 of the Registrant's shares of common stock outstanding.

          DOCUMENTS INCORPORATED BY REFERENCE

     Part  III  is incorporated by reference  from  the
Proxy Statement for the Annual Meeting of Stockholders to be held on August 29, 2000.

                        PART I

Item 1.  Business

     Unless the context requires otherwise, all references to "School Specialty," "we" or "our" refer to School Specialty, Inc. and its subsidiaries. Our fiscal year ends on the last Saturday in April in each year. In this Annual Report on Form 10-K ("Annual
Report"), we refer to fiscal years by reference to the calendar year in which they end (e.g. the fiscal year ended April 29, 2000 is referred to as "fiscal 2000").
Note that fiscal 2000 had 53 weeks, while all other fiscal years reported and referenced represent 52 weeks.



                       Overview

     School Specialty is the largest marketer of non-textbook educational supplies and furniture to schools for pre-kindergarten through twelfth grade. We offer more than 72,000 items through an innovative two-pronged marketing approach that targets both school administrators and individual teachers. Our broad product range enables us to provide our customers with one source for virtually all of their non-textbook school supplies and furniture needs.

     We have grown significantly in recent years through internal growth and acquisitions. For the fiscal year ended April 29, 2000, our revenues were $639.3 million and our operating income was $48.6 million, a 38% increase over fiscal 1999.

     Our "top down" marketing approach targets school administrators at the state, regional and local levels using our network of over 300 sales representatives and our School Specialty general supply and furniture catalogs. Our "bottom up" approach seeks to reach individual teachers and curriculum specialists primarily through the mailing of our ClassroomDirect.com general supply catalog and our seven different specialty catalogs. In January 2000, we mailed over 13 million catalogs to more than three million teachers and curriculum specialists.

     We also use the Internet to market and sell our products, building on the proven two-pronged marketing approach. "ClassroomDirect.com" is a fully integrated e-commerce website targeted to teachers and offering over 13,000 items for sale. "JuneBox.com" offers one-stop shopping for all of School Specialty's products on-line and also provides a community forum and content aimed at educators. In the summer of 2000, JuneBox.com will be open to unrelated vendors creating a purchasing portal for schools.

     School Specialty was incorporated as a wholly owned subsidiary by U.S. Office Products in Delaware in February 1998 to hold its Educational Supplies and Products Division. The predecessor to this business was incorporated in 1959 and acquired by U.S. Office
Products in 1996. In June, 1998, U.S. Office Products distributed to its shareholders all of the Common Stock of School Specialty in a "spin-off" transaction. At the same time as this spin-off, School Specialty sold
2,375,000 shares of Common Stock in an initial public offering and a concurrent offering to several of its officers and directors. On April 16, 1999, School
Specialty sold 2,400,000 shares of Common Stock in a secondary public offering, and sold an additional
151,410 shares on May 17, 1999 to cover over-allotments. Our Common Stock is listed on the Nasdaq
National Market under the symbol "SCHS." Our principal offices are located at 1000 North Bluemound Drive, Appleton, Wisconsin 54914, and our telephone number is
(920) 734-2756. Our world wide general website address is www.schoolspecialty.com. Information contained in any of our websites is not deemed to be a part of this Annual Report.

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

     According to the U.S. Department of Education, there are approximately 16,000 school districts, 110,000 public and private elementary and secondary schools and 3.1 million teachers in the United States.
School supply procurement decisions are made at the school district level by administrators and curriculum specialists, at the school building level by principals and at the classroom level by teachers. Some school supplies are purchased directly from manufacturers while others are purchased through marketing firms such as us. We estimate that there are over 3,400 marketers of non-textbook school supplies and equipment, the majority of which are family or employee owned businesses that operate in a single geographic region and have annual revenues under $20 million. We believe that the increasing demand for single source suppliers, prompt order fulfillment and competitive prices, and the related need for suppliers to invest in automated inventory and electronic ordering systems, is accelerating the trend toward consolidation in our industry.

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

                  Recent Acquisitions

     Audio Graphic Systems. In May, 1999, we acquired
Audio Graphic Systems (Audio Graphics). Audio Graphics is a business that specializes in the sale of audio-visual equipment to schools. We paid $2.4 million for Audio Graphics, of which $1.2 million was paid in cash and $1.2 million in shares of Common Stock (an aggregate of 57,151shares were issued). The cash portion of the purchase price was financed through borrowings under our credit facility. During calendar
1999, Audio Graphics had revenues of approximately $13 million.

                  Internet Initiative

     Because more schools and teachers are connecting to the Internet, we have aggressively pursued sales opportunities through this rapidly growing channel. By establishing an early presence on the Internet, we believe we have gained a significant competitive advantage and valuable brand recognition. Our goal is to become the leading marketer of school supplies and furniture over the Internet. This may also permit us to expand our customer base over time to include individuals and other non-traditional customers.

     In January 1999, we launched the first phase of our Internet initiative with the opening of our fully integrated e-commerce website ClassroomDirect.com. The site offers access to over 13,000 stock keeping units with digital pictures of most items. Although currently teacher focused, the site could be adapted to a more consumer based format. In February 2000, we signed an agreement with America Online, Inc. (AOL) for placement in the Shop@AOL on-line shopping destination with the goal to increase visibility with both teachers and consumers. The increasing demand by school administrators and teachers for more information in making supply decisions, the lack of a wide variety of educational products in stores and the growing importance of convenience make the Internet a viable, low cost channel for the marketing of education supplies.

     The second phase of our Internet initiative, launched in August 1999, JuneBox.com, offers an education portal on the Internet. This portal is structured as an education mall offering our products for sale and also provides a community forum and content aimed at educators. We believe that by providing education related content and information, this portal will place us at the education community's decision point for supply and content which will strengthen our brands. In March 2000 we signed an agreement with Ariba, Inc., one of the world's leading providers of business-to-business e-commerce solutions, to power JuneBox.com and facilitate the e-commerce marketplace for the procurement of school materials.
This site will eventually be expanded to include additional vendors offering one-stop on-line shopping for all products purchased by schools and will also provide a community forum educators can visit to find teaching tips, lesson plan help, product reviews and updates on current events affecting the education market.

                       Strengths

     We attribute our strong competitive position to the following key attributes:

     Leading Market Position. We have developed our leading market position by emphasizing high quality products, superior order fulfillment and exceptional customer service. We believe that our large size and brand recognition have resulted in significant buying power, economies of scale and customer loyalty.

     Broad Product Line. Our strategy is to provide a full range of high quality products to meet the complete supply needs of schools for pre-kindergarten through twelfth grade. With over 72,000 stock keeping units ranging from classroom supplies and furniture to playground equipment, we provide customers with one source for virtually all of their non-textbook school supply and furniture needs. Our specialty brands enrich our general product offering and create opportunities to cross merchandise our specialty products to our traditional customers. Specialty brands include the following:

          Brand                          Products
          -----                          --------
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

     Innovative Two-Pronged Marketing Approach. School supply procurement decisions are made at the district and school levels by administrators, and at the classroom level by curriculum specialists and teachers.
We market to both of these groups, addressing administrative decision makers with a "top down" approach through our 300 person sales force and the School Specialty general supply and furniture catalogs, and targeting teachers and curriculum specialists with a "bottom up" approach primarily through the mailing of ClassroomDirect.com general supply catalogs and our seven different specialty catalogs to over three million teachers each year. We utilize our customer database across our family of catalogs to maximize their effectiveness and increase our marketing reach.

     Internet Offering. Our primary e-commerce sites, JuneBox.com for administrative purchase decisions and ClassroomDirect.com for teacher-based decisions, establish an early yet comprehensive presence on the Internet which, we believe, will be a significant competitive advantage.

     Stable Industry. Because the market for educational supplies is driven primarily by demographics and government spending, we believe that our industry is less exposed to economic cycles than many others.

     Ability to Complete and Integrate Acquisitions.
We have successfully completed over 20 acquisitions of companies since May 1996. We have established a 12-month integration process in which a transition team is assigned to:

       *    sell or discontinue incompatible business units,

       *    reduce the number of stock keeping units,

       *    eliminate redundant expenses,

       * integrate the acquired entity's management information systems, and

       *    exploit buying power.

     To date, our integration efforts have focused on acquired traditional companies and certain administrative and warehousing functions at our specialty divisions. We believe that through these processes, we can rapidly improve the operating margins of the businesses we acquire.

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

                    Growth Strategy

     We use the following strategies to grow and enhance our position as the leading marketer of non-textbook educational supplies and furniture:

     Increase Revenues of Specialty and Proprietary
Products. We believe we can increase our margins by selling more specialty products and products for which we are the only supplier. Specialty products accounted for approximately 40% of our revenues in fiscal 2000, compared to approximately 35% in fiscal 1999.

     Expand Existing Traditional Business. We believe that we can also increase the revenues of our traditional business by adding sales representatives in geographic markets in which we are underrepresented and by cross merchandising our specialty products to our traditional customers. During the September to December
1999 recruiting season, we added approximately 25 sales representatives to select geographic locations to improve market penetration.

     Leverage the Internet Channel. Because more schools and teachers are connecting to the Internet, we are aggressively pursuing sales opportunities through this rapidly growing channel. By establishing an early presence on the Internet, we believe we can gain a significant competitive advantage and valuable brand recognition. Our goal is to become the leading marketer of school supplies and furniture over the Internet. This may also permit us to expand our customer base over time to include individuals and other non-traditional customers. We believe this strategy can be effective both as an offensive tool, enhancing revenue at a low incremental cost, and as a defensive one, by preventing other existing and prospective Internet competitors from establishing themselves in this market. The establishment of early brand recognition will facilitate the establishment of our educational portal as the key education related website.

     Pursue Acquisitions. We believe that there are many attractive acquisition opportunities in our highly fragmented industry. As a public company, we have greater access to capital for acquisitions than many of our competitors. We will continue to pursue opportunities that complement our specialty product offerings.

     Improve Profitability. We improved our operating margin (as measured by our operating income before non-recurring acquisition and restructuring costs divided by our revenues) from 3.2% in 1995 to 7.6% in fiscal
2000. We believe that we can further improve our operating margins in the traditional and specialty segments by eliminating redundant expenses of acquired businesses, leveraging our overhead costs, increasing our purchasing power and improving the efficiency of our warehousing and distribution.

                     Product Lines

     We market two broad categories of products:
general school supplies and specialty products geared towards specific educational disciplines. Our general school supply products are offered to school administrators by our sales force through our School
Specialty catalog and to teachers and curriculum specialists through direct mailings of our ClassroomDirect.com catalog. Our specialty products are offered to teachers and curriculum specialists through direct mailings of our seven specialty catalogs. Our specialty products enrich our general supply product offering and create opportunities to cross merchandise our specialty products to our traditional customers. With over 72,000 stock keeping units ranging from classroom supplies and furniture to playground equipment, we provide customers with one source for virtually all of their non-textbook school supply and furniture needs.

     Our general school supply product lines can be described as follows:

     School Specialty. Through the School Specialty catalog, which is targeted to administrative decision makers, we offer a comprehensive selection of classroom supplies, instructional materials, educational games, art supplies, school forms (such as reports, planners and academic calendars), educational software, physical education equipment, audio-visual equipment, school furniture and indoor and outdoor equipment. We believe we are the largest school furniture resale source in the United States. We have been granted exclusive franchises for certain furniture lines in specific territories and we enjoy significant purchasing power in open furniture lines. We enhance our furniture offering with a custom design and contract management service called Projects by Design. Projects by Design is a rapidly growing segment of our traditional business.

     ClassroomDirect.com. ClassroomDirect.com offers its customers substantially the same products as those offered through the School Specialty catalog but focuses on reaching teachers and curriculum specialists directly through its mail-order catalogs and fully integrated Internet e-commerce website. The Internet site targets the traditional catalog market and other consumers interested in educational products, such as home school families, churches and parents.

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

     Sax Arts and Crafts. Sax Arts and Crafts is a leading marketer of art supplies and art instruction materials, including paints, brushes, paper, ceramics, art metals and glass, leather and wood crafts. Sax
Arts and Crafts offers customers a toll free "Art Savvy
Hotline" staffed with professional artists to respond to customer questions.

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

     SmartStuff. SmartStuff is the developer of FoolProofr Internet, a comprehensive Internet security and web management solution for schools and FoolProofr security software, a desktop software security program which limits access by children to selected programs and applications on desktop computers.

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

                  Sales and Marketing

     Our Two-Pronged Approach. We believe we have developed a substantially different sales and marketing model from that of traditional school supply and school furnishings marketing companies in the United States.
Our strategy is to use two separate marketing approaches ("top down" and "bottom up") to reach all the prospective purchasers in the school system.

     Traditional Business. Our national marketing model has over 300 sales representatives operating within 17 regions supported by regional managers and two regional customer service and sales support call centers. We believe our national structure provides for effective sales management, resulting in higher regional penetration, and achieves significant cost savings through focused distribution and call centers.

     We have a broad customer base and no single customer accounted for more than 2% of sales during fiscal 2000, 1999 and 1998. Schools typically purchase school supplies and furniture based on an established relationship with relatively few suppliers. We establish and maintain our relationship with our traditional customers by assigning accounts within a specific geographic territory to a local area sales representative who is supported by a centrally located customer service team. Our customer service representatives call on existing traditional customers frequently to ascertain and fulfill their school supply needs. The representatives maintain contact with these customers throughout the order cycle and assist in processing orders.

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

     Internet Business. We offer two e-commerce sites, JuneBox.com and ClassroomDirect.com to facilitate on-line purchases and shorten the order cycle for administrators and teachers. Both traditional and specialty products are available on these sites.

     Pricing. Pricing for our general and specialty product offerings varies by product and market channel.
We generally offer a negotiated discount from catalog prices for supplies from our School Specialty catalog and respond to quote and bid requests. The pricing structure of specialty products offered through direct marketing is generally not subject to negotiation.

                     Distribution

     We aggregate and distribute products through seven primary distribution centers (DCs). Each DC has specific primary and back-up geographic responsibility and carries all traditional stock items. The distribution system is designed to minimize split shipments and freight charges as well as manage seasonal peaks.

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

     We believe that the primary determinants of customer satisfaction in the educational supply industry are the completeness and accuracy of shipments received and the timeliness of delivery. We continue to invest in sophisticated computer systems to automate the order taking, inventory allocation and management, and order shipment processes. As a result, we have been able to provide superior order fulfillment to our customers. In addition, we have developed an order management system, JuneBox Off-Line, which allows schools to customize their orders and enter them electronically and provides historical usage reports to schools useful for their budgeting process. While this system currently only accounts for approximately 6% of our traditional supply sales, we believe it will become more significant as schools upgrade their technology and use of computers. During the academic year, we seek to fill orders within 24 hours of receipt of the order at a 95% fill rate and a 99.5% order accuracy rate. During the summer months, we shift to a production environment and schedule shipments to coincide with the start of the school year. During the summer months our objectives are to meet a 100% fill rate at a 99.5% order accuracy rate. Our average order fill rate for June, July and August 1999 exceeded 98%.
We define "fill rate" as the percentage of line items in a customer's order that are initially shipped to the customer in response to the order by the requested ship date.

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

     The remaining specialty divisions use a mail order and catalog system provided by Smith-Gardner &
Associates. The Mail-Order and Catalog System ("MACS") meets the unique needs of the direct marketing approach with extensive list management and tracking of multiple marketing efforts. The system provides complete and integrated order processing, inventory control, warehouse management and financial applications.

     Our software and hardware allow for continued incremental growth as well as the opportunity to integrate new client-server and other technologies into the information systems.

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

                       Employees

     As of July 1, 2000, we had approximately 2,400 full-time employees. To meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer seasons. Historically, we have been able to meet our requirements for seasonal employment. As of July 1, 2000, approximately 35 full-time employees were members of the Teamsters Labor
Union at our Sax Arts and Crafts' New Berlin, Wisconsin facility. We consider our relations with our employees to be very good.

              Forward-Looking Statements

     Statements in this Annual Report which are not strictly historical are "forward-looking" statements.
In accordance with the Private Securities Litigation
Reform Act of 1995, we can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report, including, without limitation, statements made under
Item 1, Business and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to growth plans and projected revenues, operating profits, earnings and costs; (2) information included or incorporated by reference in our future filings with the Securities and Exchange Commission including, without limitation, statements with respect to growth plans and projected revenues, operating profits, earnings and costs; and (3) information contained in written material, releases and oral statements issued by, or on behalf of, School Specialty including, without limitation, statements with respect to growth plans and projected revenues, operating profits, earnings and costs. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the following:

     Potential Liabilities Related to Spin-Offs. We became a public company in June 1998 when U.S. Office
Products distributed all of our shares and the shares of three other companies to its shareholders and we sold additional shares of our stock in a public offering. In connection with these distributions
(known as the "spin-offs"), we and the other three companies whose shares were distributed each agreed with U.S. Office Products that if any of us took any action or failed to act in a way that materially caused the distributions to be taxable, then U.S. Office
Products could require any of us to pay to it the full amount of the tax losses it suffered as a result of the distributions. We and the three other spin-off companies also agreed that if the distributions became taxable for any other reason, we would each pay to U.S.
Office Products a portion of its tax losses based on the relative aggregate value of each company's common stock immediately after the distributions. We also agreed with the other three spin-off companies that if one or more of us materially caused the distributions to be taxable and any of the other companies were required to pay tax losses under the agreement to U.S.
Office Products, then the company or companies that materially caused the distributions to be taxable would reimburse the other companies for such payments.

     In addition, we and the other three spin-off companies each agreed with U.S. Office Products to pay a portion of the securities law and general liabilities of U.S. Office Products arising prior to the distributions and, if any of the spin-off companies fails to pay its portion, to pay a portion of the unpaid amount. The maximum aggregate amount we can be required to pay for all shared liabilities is limited by the agreement to $1.75 million (including as a result of defaults by the other spin-off companies).
U.S. Office Products has been named as a defendant in various class action lawsuits relating to the distributions that allege, among other things, violations of the federal securities laws.

     Material Amount of Goodwill. Approximately $192.7 million, or 42%, of our total assets as of April 29, 2000 represents intangible assets, the significant majority of which is goodwill. Goodwill is the amount by which the costs of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. We are required to record goodwill as an intangible asset on our balance sheet and to amortize it over a period of years. We generally amortize goodwill for each acquisition on a straight line method over a period of 40 years. Even though it reduces our net income for accounting purposes, amortization of goodwill may not be deductible for tax purposes. In addition, we are required to periodically evaluate whether we can recover our remaining goodwill from the undiscounted future cash flows that we expect to receive from the operations of the acquired companies. If these undiscounted future cash flows are less than the carrying value of the associated goodwill, the goodwill is impaired and we must reduce the carrying value of the goodwill to equal the discounted future cash flows and take the amount of the reduction as a charge against our income. Reductions in our net income caused by the amortization or write down of goodwill could materially adversely affect our results of operations.

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

     Seasonality of Our Business. Our educational supply businesses are highly seasonal. Because most of our customers want their school supplies delivered before or shortly after the commencement of the school year, we make most of our sales from May to October. As a result, we usually earn more than 100% of our annual net income in the first six months of our fiscal year and operate at a loss in our third and fourth fiscal quarters. This seasonality causes our operating results to vary considerably from quarter to quarter.

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

     Dependence on Our Systems. We believe that one of our competitive advantages is our information systems, including our proprietary PC-based customer order management system, JuneBox Off-Line. We have integrated the operations of almost all of our divisions and subsidiaries and their information systems are linked to host systems located at our headquarters in Appleton, Wisconsin and at two other locations. If any of these links disrupted or become unavailable, this could materially and adversely affect our business, results of operations and financial condition.

     Several of our recently-acquired divisions and/or subsidiaries as well as Gresswell (our U.K. subsidiary) use predecessor information systems. With the exception of Gresswell, we intend to convert the information systems of these businesses to one of our host systems as soon as practicable. However, none of these businesses has a backup computer system or backup extra communication lines. Even though we have taken precautions to protect ourselves from events that could interrupt the operations of these businesses and intend to do so for other businesses we acquire in the future, we cannot be sure that a fire, flood or other natural disaster affecting their systems would not disable the system or prevent the system from communicating with our other businesses. The occurrence of any of these events could have a material adverse effect on our results of operations and financial condition.

     Absence of Dividends. We do not expect to pay cash dividends on our Common Stock in the foreseeable future. In addition, our ability to pay dividends may be restricted from time to time by the financial covenants contained in our credit agreements and debt instruments. Our current credit facility contains restrictions on, and in some circumstances may prevent, our payment of dividends.

     Leverage. As of April 29, 2000, we had $161.9 million of bank debt outstanding. In addition, our leverage could increase over time. Our credit facility permits us to incur additional debt under certain circumstances and we expect to borrow under our credit facility for general corporate purposes, including working capital and for acquisitions.

     Our ability to meet our debt service obligations depends on our future performance. Our future performance is influenced by general economic conditions and by financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may have to delay our acquisition program, sell our equity securities, sell our assets, or restructure and refinance our debt.

We cannot give our stockholders any assurance that, if we are unable to service our debt, it is likely to have a material adverse effect on the company.

Item 2.  Properties

     Our corporate headquarters are located in an owned facility at 1000 North Bluemound Drive, Appleton,
Wisconsin, a combined office and warehouse facility of approximately 120,000 square feet. We lease or own the following principal facilities:

                                Approximate
                                  Square       Owned/
          Locations               Footage      Leased       Lease Expiration

Agawam, Massachusetts             163,300       Owned               -
Atlanta, Georgia                   77,000      Leased       January 6, 2002
Birmingham, Alabama               180,365      Leased       November 30, 2006
Bowling Green, Kentucky            42,000      Leased       June 30, 2001
Fremont, Nebraska                  95,000      Leased       June 30, 2003
Fresno, California                163,200      Leased       November 1, 2009
Hoddesdon, England                 47,500      Leased       September 24, 2006
Lancaster, Pennsylvania            73,000      Leased       December 31, 2002
Lancaster, Pennsylvania           204,000      Leased       February 28, 2009
Lufkin, Texas                     140,000       Owned               -
Mansfield, Ohio                   323,000       Owned               -
New Berlin, Wisconsin              97,500      Leased       March 31, 2002
Salina, Kansas                    123,000       Owned               -
__________

     The 73,000 square foot Lancaster, Pennsylvania facility is used for manufacturing and the Fremont, Nebraska facility is used for production of school forms.

     We believe that our properties, as enhanced for our ongoing expansion, are adequate to support our operations for the foreseeable future. We regularly review the utilization and consolidation of our facilities.

Item 3.  Legal Proceedings

     We are, from time to time, a party to legal proceedings arising in the normal course of business.
Our management believes that none of these legal proceedings will materially or adversely affect our financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted during the quarter ended April 29, 2000 to a vote of our security holders.

         EXECUTIVE OFFICERS OF THE REGISTRANT

     As of July 10, 2000, the record date of our 2000
Annual Meeting of Stockholders, the following persons served as executive officers of School Specialty:

 Name and Age
  of Officer

Daniel P. Spalding      Mr. Spalding became Chairman of the Board and
    Age 45              Chief Executive Officer of School Specialty in
                        February 1998.  From 1996 to February 1998, Mr.
                        Spalding served as President of the Educational
                        Supplies and Products Division of U.S. Office
                        Products. From 1988 to 1996, he served as President, Chief Executive Officer and a director of School Specialty's predecessor.
                        Prior to 1988, Mr. Spalding was an officer of JanSport, a manufacturer of sports apparel and backpacking equipment. Mr. Spalding was a co-founder of JanSport and served as President and Chief Executive Officer from 1977 to 1984.
                        Mr. Spalding has been a director of the National
                        School Supply and Equipment Association since
                        1992 and completed his term as the association's
                        Chairman in November 1997.

David J. Vander Zanden  Mr. Vander Zanden became the President and Chief
    Age 45 Operating Officer of School Specialty in March 1998. From 1992 to March 1998, he served as President of Ariens Company, a manufacturer of outdoor lawn and garden equipment. Mr. Vander Zanden has served as a director of School Specialty since completion of the spin-off from U.S. Office Products in June 1998.

Mary M. Kabacinski      Ms. Kabacinski, a Certified Public Accountant,
    Age 51              has served as Executive Vice President and Chief
                        Financial Officer since August 1999. From 1989 to 1999, she served as Executive Vice President and Chief Financial Officer for Marquette
                        Medical Systems, a manufacturer of medical devices.

Donald J. Noskowiak     Mr. Noskowiak has served as Vice President
    Age 42              Finance/Business Development since August 1999.
                        Mr. Noskowiak has been with School Specialty since 1992, and served as Chief Financial
                        Officer from 1997 to August 1999.

Melvin D. Hilbrown      Mr. Hilbrown has served as Executive Vice
    Age 52              President of School Specialty and Managing
                        Director for Gresswell since completion of the spin-off from U.S. Office Products in June 1998.
                        Mr. Hilbrown joined School Specialty as Managing
                        Director of Gresswell with School Specialty's acquisition of Don Gresswell, Ltd. in 1997. He had been Managing Director of Gresswell since
                        1989.

Richard H. Nagel        Mr. Nagel has served as Executive Vice President
    Age 59              of School Specialty for Sax Arts and Crafts
                        since June 1998.  Mr. Nagel joined School
                        Specialty with the acquisition of Sax Arts and Crafts in 1997. Mr. Nagel has been with Sax
                        Arts and Crafts since 1975.

Donald Ray Pate, Jr.    Mr. Pate has served as Executive Vice President
    Age 37              of School Specialty for ClassroomDirect.com
                        since June 1998.  Mr. Pate joined School
                        Specialty with the acquisition of Re-Print in 1996, having served as President of Re-Print since he acquired it in 1988.

Ronald E. Suchodolski   Mr. Suchodolski has served as Executive Vice
    Age 54              President of School Specialty for Childcraft
                        since 1998.  Mr. Suchodolski joined School
                        Specialty with the acquisition of Childcraft in 1997. Mr. Suchodolski was Vice President of
                        Childcraft in 1995 and 1996 and was Director of Childcraft's school division from 1984 to 1989.
                        From 1989 to 1993, Mr. Suchodolski was President of the Judy/Instructo Division of Paramount, and from 1993 to 1995, Mr. Suchodolski served as Senior Vice President of Sales and Marketing for
                        Paramount Publishing's Supplementary Materials
                        Division.

Michael J. Killoren     Mr. Killoren has served as Executive Vice
    Age 43              President and Chief Information Officer of
                        JuneBox.com, Inc., since June 2000. From 1999 through June 2000, Mr. Killoren served as Vice
                        President and Chief Information Officer of
                        School Specialty. Mr. Killoren was Chief
                        Operating Officer of School Specialty
                        Distribution from 1997 to 1999 and Vice
                        President Operations from 1992 to 1997. Mr.
                        Killoren joined School Specialty in 1980.

Brian E. Chapin         Mr. Chapin has served as Executive Vice
    Age 48              President of School Specialty for SmartStuff
                        since School Specialty acquired SmartStuff in March 1999. Mr. Chapin served as President of
                        SmartStuff since he founded it in 1993.

Peter S. Savitz         Mr. Savitz has served as Executive Vice
    Age 51              President of School Specialty for Sportime since
                        School Specialty acquired Sportime in February
                        1999.  Mr. Savitz has been with Sportime since
                        1972.

Garett H.D. Reid        Mr. Reid has served as Executive Vice President
    Age 60              of School Specialty for Frey Scientific since
                        School Specialty acquired National School Supply
                        Company (Beckley-Cardy) in August 1998.  Mr.
                        Reid served as Vice President of Marketing and Sales in Science & Media with the Beckley-Cardy
                        Group since 1989.

Joseph F. Franzoi IV    Mr. Franzoi has served as Corporate Counsel
    Age 45              since June 1998 and became a part-time employee
                        of JuneBox.com, Inc., in June 2000. Mr. Franzoi has practiced corporate law with Franzoi and Franzoi, S.C., from 1980 to the present, concentrating in the area of mergers and acquisitions.

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

                                               High       Low
     Fiscal quarter ended                      ----       ---
     --------------------
     July 24, 1999                           $19.3125  $14.3125
     October 23, 1999                         17.3750   11.8750
     January 22, 2000                         16.6250   12.1250
     April 29, 2000                           23.1250   14.1250

                                               High       Low
     Fiscal quarter ended                      ----       ---
     --------------------
     July 25, 1998                           $17.8750  $14.3750
     October 24, 1998                         17.0000   10.6250
     January 23, 1999                         25.0625   13.8750
     April 24, 1999                           25.8750   17.7500


Holders

     As of July 1, 2000, there were 2,609 record holders of the Common Stock.

Historical Dividends

     We have not declared or paid any cash dividends on our Common Stock to date. We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business.
Accordingly, we do not expect to pay cash dividends on our Common Stock in the foreseeable future. In addition, our ability to pay dividends may be restricted or prohibited from time to time by financial covenants in our credit agreements and debt instruments. Our current credit facility contains restrictions on, and in some circumstances may prevent, our payment of dividends.

Item 6.  Selected Financial Data

                    SELECTED HISTORICAL FINANCIAL DATA
               (in thousands, except per share data)  (1)(2)


                                      Fiscal Year Ended                   Four     Fiscal Year
                          -------------------------------------------    Months       Ended
                          (53 Weeks) (52 Weeks) (52 Weeks) (52 Weeks)     Ended     (52 Weeks)
                           April 29,  April 24,  April 25,  April 26,   April 30,  December 31,
                             2000       1999       1998       1997        1996         1995
                             ----       ----       ----       ----        ----         ----
Statement of Income Data:
Revenues                   $639,271   $521,704   $310,455   $191,746    $ 28,616     $150,482
Cost of revenues            406,043    341,783    202,870    126,862      18,591       98,233
                           --------   --------   --------   --------    --------     --------
  Gross profit              233,228    179,921    107,585     64,884      10,025       52,249
Selling, general and
 administrative expenses    184,586    144,659     87,846     53,177      11,917       47,393
Non-recurring acquisition
 costs                            -          -          -      1,792       1,122            -
Restructuring costs               -      5,274      3,491        194           -        2,532
                           --------   --------   --------   --------    --------     --------
  Operating income (loss)    48,642     29,988     16,248      9,721      (3,014)       2,324
Interest expense (net)       13,151     12,601      5,373      4,197       1,455        5,536
Other (income) expense        1,856       (228)       156       (196)         67          (18)
                           --------   --------   --------   --------    --------     --------
  Income (loss) before
   provision for (benefit
   from) income taxes        33,635     17,615     10,719      5,720      (4,536)      (3,194)
Provision for (benefit
 from) income taxes (3)      15,120      8,719      5,480     (2,412)        139          173
                           --------   --------   --------   --------    --------     --------
  Net income (loss)        $ 18,515   $  8,896   $  5,239   $  8,132    $ (4,675)    $ (3,367)
                           ========   ========   ========   ========    ========     ========
Net income (loss)
 per share:
  Basic                    $   1.06   $   0.61   $   0.40   $   0.81    $  (0.54)    $  (0.51)
  Diluted                  $   1.06   $   0.60   $   0.39   $   0.80    $  (0.53)    $  (0.50)
Weighted average
 shares outstanding:
  Basic                      17,429     14,690     13,284     10,003       8,611        6,562
  Diluted                    17,480     14,840     13,547     10,196       8,789        6,669


                           April 29,  April 24,  April 25,  April 26,    April 30,    December 31,
                             2000       1999       1998       1997         1996           1995
                             ----       ----       ----       ----         ----           ----
Balance Sheet Data:
Working capital (deficit)  $117,018   $115,853   $ 47,791   $ 14,491    $ (3,663)    $  (1,052)
Total assets                454,849    437,708    223,729     87,685      54,573        54,040
Long-term debt              144,789    161,691     63,014     33,792      15,031        15,294
Total debt                  162,180    173,285     83,302     60,746      40,918        39,783
Stockholders' equity
 (deficit)                  224,993    202,687    106,466     16,329      (4,267)         (620)

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

(2) Certain amounts previously reported have been reclassified to conform with the fiscal 2000 presentation. These reclassifications have no effect on net income or net income per share.

(3) Results for the fiscal year ended April 26, 1997 include a benefit from income taxes of $2.4 million which primarily resulted from the reversal of a $5.3 million valuation allowance in the quarter ended April 26, 1997. The valuation allowance had been established in 1995 to offset the tax benefit from net operating loss carryforwards included in our deferred tax assets, because at the time it was not likely that such tax benefit would be realized.
    The valuation allowance was reversed subsequent to our being acquired by U.S. Office Products, because it was deemed "more likely than not," based on improved results, that such tax benefit would be realized.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

     You should read this Management's Discussion and Analysis of Financial Condition and Results of
Operations together with the consolidated financial statements and related notes, included elsewhere in this Annual Report.

Overview

     We are the largest marketer of non-textbook educational supplies and furniture to schools for pre-kindergarten through twelfth grade. We offer more than 72,000 items through an innovative two-pronged marketing approach that targets both school administrators and individual teachers. Our broad product range enables us to provide our customers with one source for virtually all of their non-textbook school supplies and furniture needs. We have grown significantly in recent years both through internal growth and acquisitions.

     Revenues have increased from $150.5 million in fiscal 1995 to $639.3 million in fiscal 2000. This increase is driven primarily by internal growth and acquisitions. Our revenues for fiscal 2000 were $639.3 million and our operating income before restructuring costs was $48.6 million, which represented compound annual increases of 40% and 70%, respectively, compared to our historical results for fiscal 1995.

     Our gross margin has improved in recent years primarily due to acquisitions and increased buying power. We have acquired many specialty businesses, which tend to have higher gross margins than our traditional business. In addition, our acquisitions of both specialty and traditional businesses have increased our buying power, resulting in reduced costs of the products we purchase.

     Our operating margins have also improved significantly over the last several years. This improvement reflects our recent acquisitions of specialty companies which typically have higher operating margins than our traditional businesses. In addition, through the integration of acquired businesses, we have been able to further improve our operating margins by eliminating redundant expenses, leveraging overhead costs and improving purchasing power. While we have already achieved significant operating margin improvements from the acquisitions we have made to date, we believe there are still opportunities to eliminate redundant expenses.

     Our effective tax rate is higher than the federal statutory tax rate of 35%, due primarily to non-deductible goodwill amortization and state taxes.

     Our business and working capital needs are highly seasonal with peak sales levels occurring from May through October. During this period, we receive, ship and bill the majority of our orders so that schools and teachers receive their merchandise by the start of each school year. Our inventory levels increase in May through June in anticipation of the peak shipping season. The majority of shipments are made between May and October and the majority of cash receipts are collected from September through December. As a result, we usually earn more than 100% of our annual net income in the first six months of our fiscal year and operate at a loss in our third and fourth fiscal quarters.

Results of Operations

     The following table sets forth certain information as a percentage of revenues on a historical basis concerning our results of operations for fiscal 2000, fiscal 1999, and fiscal 1998.

                                            Fiscal Year Ended
                               April 29, 2000   April 24, 1999   April 24, 1998
                                (53 Weeks)       (52 Weeks)       (52 Weeks)
                               --------------   --------------   -------------
Revenues                           100.0%           100.0%           100.0%
Cost of revenues                    63.5             65.5             65.3
                                  -------          -------          -------
   Gross profit                     36.5             34.5             34.7
Selling, general and
 administrative expenses            28.9             27.7             28.3
Restructuring and strategic
 restructuring acquisition costs       -              1.0              1.1
                                  -------          -------          -------
   Operating income                  7.6              5.8              5.3
Interest expense, net                2.1              2.4              1.8
Other expense                        0.2                -              0.1
Income before provision for       -------          -------          -------
 income taxes                        5.3              3.4              3.4
Provision for income taxes           2.4              1.7              1.8
                                  -------          -------          -------
Net income                           2.9%             1.7%             1.6%
                                  =======          =======          =======

Consolidated Historical Results of Operations

Year Ended April 29, 2000 (53 weeks) Compared to Year
Ended April 24, 1999 (52 weeks)

Revenues


     Revenues increased 22.5% from $521.7 million for fiscal 1999 to $639.3 million for fiscal 2000. This increase is primarily due to internal growth on existing business and the inclusion of revenues from the six companies acquired in business combinations accounted for under the purchase method of accounting since the beginning of fiscal 1999.


Gross Profit


     Gross profit increased 29.6% from $179.9 million, or 34.5% of revenues, in fiscal 1999 to $233.2 million, or 36.5% of revenues, in fiscal 2000. The increase in gross profit as a percentage of revenues was due primarily to (1) a shift in product mix to increased revenue from the specialty business, where proprietary products generate higher gross margins than the traditional business, (2) an improvement in traditional business gross margins, driven primarily by more favorable pricing and the elimination of less profitable products from our product offering, and (3) an improvement in specialty business gross margin, which was driven by more favorable product mix and contributions from Sportime, which was acquired in February of fiscal 1999, and has higher gross margins than most of our other businesses. These increases were slightly offset by contributions from the Internet business, which as a group has lower gross margins than our other businesses.


Selling, General and Administrative Expenses


     Selling, general and administrative expenses include selling expenses (the most significant component of which is sales wages and commissions), operations expenses (which includes customer service, warehouse and outbound transportation costs), catalog costs, general administrative overhead (which includes information systems, accounting, legal, and human resources) and depreciation and amortization expense.

     Selling, general and administrative expenses increased 27.6% from $144.7 million, or 27.7% of revenues, in fiscal 1999 to $184.6 million, or 28.9% of revenues, in fiscal 2000. The increase in selling, general and administrative expense is primarily due to an increase in revenue. The increase in selling, general and administrative expense as a percent of revenue is primarily due to (1) a shift in revenue mix to the specialty business, which has higher selling, general and administrative expenses than the traditional business, (2) higher amortization expense due to goodwill amortization related to the six acquisitions we have completed since the beginning of fiscal 1999, and (3) expenses related to expanding the Internet business, which are incremental in fiscal
2000. These increases are offset by reduced selling, general and administrative expenses in the traditional business, which is primarily due to the integration of Beckley-Cardy and the restructuring of the traditional business, which began in the second quarter of fiscal
1999.

Restructuring Costs

     During fiscal 1999, we recorded a strategic restructuring charge of $1.1 million in the first quarter and $4.2 million in the second quarter, for a total of $5.3 million during fiscal 1999. The $1.1 million charge related to a one-time, non-cash charge for compensation expense attributed to U.S. Office
Product's stock option tender offer and the sale of shares of Common Stock to some of our executive management personnel. The $4.2 million charge was to consolidate existing warehousing, customer service and sales operations. Further details of the restructuring charge are discussed in the notes to consolidated financial statements.

Net Interest Expense and Other Expenses

     Net interest expense increased $0.6 million from $12.6 million, or 2.4% of revenues, in fiscal 1999, to $13.2 million, or 2.1% of revenues in fiscal 2000. The increase in net interest expense is primarily attributed to the debt assumed and cash paid for the six companies acquired since the beginning of fiscal
1999, partially offset by debt repaid from the net proceeds from our secondary offering in April 1999.
Other expenses of $1.9 million for fiscal 2000 primarily represents the loss on the disposal of a facility donated to a municipality and a non-cash impairment charge on a minority investment.

Provision for Income Taxes

     Provision for income taxes for fiscal 2000 increased 73.4% or $6.4 million over fiscal 1999, reflecting income tax rates of 45.0% and 49.5% in fiscal 2000 and fiscal 1999, respectively. The decrease in the effective tax rate is primarily due to a decline in the effective state tax rate and a reduction in the amount of non-deductible goodwill amortization. The higher effective tax rate, as compared to the federal statutory rate of 35.0%, is primarily due to state income taxes and non-deductible goodwill amortization.

Fiscal Year Ended April 24, 1999 Compared to Fiscal Year Ended April 25, 1998

Revenues

  Consolidated revenues increased 68.0%, from $310.5 million for fiscal 1998 to $521.7 million for fiscal
1999. This increase was due primarily to the inclusion of revenues of thirteen businesses acquired since the beginning of fiscal l998 and internal growth on existing businesses.

Gross Profit

     Gross profit increased 67.2%, from $107.6 million in fiscal 1998 to $179.9 million in fiscal 1999 primarily due to the acquisitions referred to above.
Gross profit as a percent of revenues declined slightly from 34.7% in fiscal 1998 to 34.5% in fiscal 1999.
This decline was due primarily to a reduction in traditional business gross margin, driven by the acquisition of Beckley-Cardy, which had lower gross margins than our existing traditional business and an increase in lower margin bid revenues. These reductions were offset by an increase in specialty business revenue, which typically has higher gross margins than the traditional business.

Selling, General and Administrative Expense

     Selling, general and administrative expenses increased 64.7%, from $87.8 million in fiscal 1998 to $144.7 million in fiscal 1999, due primarily to the acquisitions referred to above. As a percentage of revenues, these expenses declined 0.6% from 28.3% for fiscal 1998 to 27.7% for fiscal 1999. The decrease in selling, general and administrative expenses as a percentage of revenues was the result of cost savings attributable to the integration of companies acquired during fiscal 1998 and the consolidation of our warehousing, sales and customer service operations under the restructuring of the traditional business which began in the second quarter of fiscal 1999.
These decreases were offset by increases attributable to the acquisition of Beckley-Cardy in the second quarter of fiscal 1999 (which had higher selling, general and administrative expenses as a percentage of revenues than our existing businesses) and higher depreciation and amortization expenses due to the thirteen companies acquired since the beginning of fiscal 1998.

Restructuring Costs

     During fiscal 1999, we recorded a strategic restructuring charge of $1.1 million in the first quarter and $4.2 million in the second quarter, for a total of $5.3 million during fiscal 1999. The $1.1 million charge related to a one-time, non-cash charge for compensation expense attributed to U.S. Office
Product's stock option tender offer and the sale of shares of Common Stock to some of our executive management personnel, net of underwriting discounts.
The $4.2 million charge was to consolidate existing warehousing, customer service and sales operations.
Further details of the restructuring charge are discussed in the notes to consolidated financial statements.

Net Interest Expense

     Net interest expense increased 134.5%, from $5.4
million, or 1.8% of revenues, for fiscal 1998 to $12.6 million, or 2.4% of revenues, for fiscal 1999. The increase in net interest expense is primarily attributed to the debt assumed and cash paid for the thirteen companies acquired since the beginning of fiscal 1998, offset by debt repaid from the proceeds from our secondary public offering in April 1999, our initial public offering in June 1998, and the forgiveness of debt from U.S. Office Products in connection with the spin-off.

Provision for Income Taxes

     Provision for income taxes increased 59.1% from $5.5 million for fiscal 1998 to $8.7 million for fiscal
1999, reflecting effective income tax rates of 49.5% and 51.1% for fiscal 1999 and fiscal 1998, respectively. The higher effective tax rate, compared to the federal statutory rate of 35%, is primarily due to state income taxes and non-deductible goodwill amortization.

Liquidity and Capital Resources

     At April 29, 2000, we had working capital of $117.0 million. Our capitalization at April 29, 2000 was $386.9 million and consisted of bank debt of $161.9 million and stockholders' equity of $225.0 million.

     We currently have a five year secured $350 million revolving credit facility with Bank of America, N.A.
The credit facility has a $100 million term loan payable quarterly over five years commencing in January
1999 and revolving loans which mature on September 30, 2003. The amount outstanding as of April 29, 2000 under the credit facility was approximately $161.9 million, consisting of $75.6 million outstanding under the revolving loan portion of the facility and $86.3 million outstanding under the term loan portion of the facility. Borrowings under the credit facility are usually significantly higher during our first and second quarters to meet the working capital needs of our peak selling season. On October 28, 1998, we entered into an interest rate swap agreement with the Bank of New York covering $50 million of the outstanding credit facility. The agreement fixes the 30 day LIBOR interest rate at 4.37% per annum (floating
LIBOR on April 29, 2000 was 6.18%) on the $50 million notional amount and has a three year term that may be canceled by the Bank of New York on the second anniversary. As of April 29, 2000, the effective interest rate on borrowings under our credit facility was approximately 8.3% excluding the effect of the swap agreement and 7.8% including the effect of the swap agreement. In fiscal 2000, we borrowed under the credit facility primarily for seasonal working capital and capital expenditures. During fiscal 2000, we made certain immaterial changes to certain financial and other covenants under our credit facility.

     On April 16, 1999, we sold 2,400,000 shares of
Common Stock in a public offering for $40.8 million in net proceeds. On May 17, 1999, we sold an additional
151,410 shares of Common Stock to cover over-allotments for $2.2 million in net proceeds. The total proceeds were used to reduce indebtedness outstanding under our credit facility.

     On June 9, 1998, we sold 2,125,000 shares of
Common Stock in a public offering for $30.6 million in net proceeds and we sold 250,000 shares of Common Stock in a concurrent offering directly to certain executive officers of School Specialty for aggregate consideration of $3.6 million. In connection with the offerings, we incurred approximately $1.5 million of expenses. The total net proceeds to us from the offerings were $32.7 million. The net proceeds were used to reduce indebtedness outstanding under our credit facility.

     During fiscal 2000, net cash provided by operating activities was $31.1 million. This net cash provided by operating activities during the period is indicative of the high seasonal nature of the business, with sales occurring in the first and second quarter of the fiscal year and cash receipts in the second and third quarters. Net cash used in investing activities was $27.3 million, including $1.3 million for acquisitions, $17.3 million for additions to property and equipment and $8.7 million for other long term assets.
Investments in other long term assets include $3.0 million for a minority interest in A Better Way of Learning which is an e-commerce fulfillment partner of School Specialty, $2.8 million for software licensing to power JuneBox.com, our purchasing portal for schools, $1.7 million to purchase the net assets of a division of a furniture manufacturer and a compilation of other long term investments.

     Net payments of $9.4 million were made to reduce indebtedness under the credit facility, using $2.2 million in proceeds from the issuance of Common Stock, as well as cash from operations and cash on hand.

     During fiscal 1999, net cash provided by operating activities was $27.6 million. Net cash used in investing activities was $127.2 million, including
$122.3 million for acquisitions and $4.9 million for additions to property and equipment and other. Net cash provided by financing activities was $109.4 million. Borrowing under the credit facility included
(1) $0.8 million used to fund the cash portion of the purchase price of the Holsinger acquisition, (2) $3.7 million used to fund the purchase price of the SmartStuff acquisition, (3) $23 million used to fund the purchase price of the Sportime acquisition, (4)
$16.5 million used to fund the cash portion of the purchase price of the Hammond & Stephens acquisition,
(5) $134.7 million used to fund the Beckley-Cardy acquisition consisting of $78.1 million for the purchase price and $56.6 million for debt repayment,
(6) $83.3 million used to repay the U.S. Office
Products debt in connection with the spin-off and (7)
$67.8 million used for short-term funding of seasonal working capital and the purchase of property and equipment. The $32.7 million net proceeds from our initial public offering and concurrent offering to certain officers and directors and $40.6 million of the net proceeds from our public offering in April 1999 were used to repay a portion of the funds borrowed under the credit facility. U.S. Office Products contributed capital of $7.2 million as required under the distribution agreement entered into with us in connection with the spin-off.

     During fiscal 1998, net cash provided by operating activities was $3.7 million. Net cash used in investing activities was $99.7 million, including $95.7 million for acquisitions and $4.0 million for additions to property and equipment and other. Net cash provided by financing activities was $96.0 million, including
$95.7 million provided by U.S. Office Products to fund the cash portion of the purchase price and the repayment of debt assumed with the acquisition of the Fiscal 1998 Purchased Companies, $81.3 million of which was considered a contribution of capital by U.S. Office
Products, partially offset by $8.4 million used to repay indebtedness.

     Our anticipated capital expenditures for the next twelve months are expected to be $13 million. The largest items include software development for our Internet initiative, computer hardware and software and warehouse equipment.

     We anticipate that our cash flow from operations and borrowings available from our existing credit facility will be sufficient to meet our liquidity requirements for operations, including capital expenditures, and our debt service obligations.

Fluctuations in Quarterly Results of Operations

     Our business is subject to seasonal influences.
Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year (May-October) primarily due to increased shipments to customers coinciding with the start of each school year.

     Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in our costs for the products sold, the mix of products sold and general economic conditions. Moreover, the operating margins of companies we acquire may differ substantially from our own, which could contribute to further fluctuation in quarterly operating results.
Therefore, results for any quarter are not indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year.

     The following table sets forth certain unaudited consolidated quarterly financial data for fiscal 2000
(53 weeks) and fiscal 1999 (52 weeks). We derived this data from unaudited consolidated financial statements.

                                  Year Ended April 29, 2000
                      ------------------------------------------------------
                         First     Second     Third      Fourth     Total
                      ---------- ---------- ---------- ---------- ----------
                      (13 weeks) (13 weeks) (13 weeks) (14 weeks) (53 weeks)

Revenues               $194,299    $231,588  $ 97,244    $116,140  $639,271
Gross profit             72,879      82,913    33,429      44,007   233,228
Operating income (loss)  24,564      26,701    (2,245)       (378)   48,642
Net income (loss)        11,364      12,184    (3,032)     (2,001)   18,515

Per share amounts:
   Basic               $   0.65    $   0.70  $  (0.17)   $  (0.11) $   1.06
   Diluted             $   0.65    $   0.70  $  (0.17)   $  (0.11) $   1.06

                                  Year Ended April 24, 1999
                      ------------------------------------------------------
                         First     Second     Third      Fourth     Total
                      ---------- ---------- ---------- ---------- ----------
                      (13 weeks) (13 weeks) (13 weeks) (13 weeks) (52 weeks)

Revenues               $126,657    $212,316  $ 85,359    $ 97,372  $521,704
Gross profit             44,042      70,761    28,093      37,025   179,921
Operating income (loss)  13,326      18,674    (2,383)        371    29,988
Net income (loss)         6,563       7,430    (3,298)     (1,799)    8,896

Per share amounts:
   Basic                $   .45    $    .51  $   (.23)   $   (.12) $    .61
   Diluted              $   .44    $    .51  $   (.23)   $   (.12) $    .60

Inflation

     Inflation has and is expected to have only a minor affect on our results of operations and our internal and external sources of liquidity.

Recent Accounting Pronouncements

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

     The SEC issued Staff Accounting Bulletin No.
101, "Revenue Recognition" ("SAB No. 101"), in December 1999, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. On June
26, 2000, the SEC issued SAB No. 101B, which delayed implementation of SAB No. 101. The
Company will implement SAB No. 101 in the fourth quarter of fiscal year 2001 as required by SAB No. 101B. The company is reviewing the requirements of SAB No. 101 and has not yet determined the impact of this standard on its consolidated financial statements. It is not expected, however, that SAB No. 101 will have a material effect on the Company's financial position or results of operations.

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

     Our systems, as well as those of our third party suppliers, made an uneventful transition from 1999 to 2000. No material disruptions occurred and operations continued without interruption in the new year. While initial indications suggest that Year 2000 issues will not adversely affect our operations, we will continue to monitor our systems, as well as those of our third party suppliers, to ensure Year 2000 compliance.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, equity securities and long-term debt. Market risks relating to our operations result primarily from changes in interest rates. Our borrowings are primarily dependent upon LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at April 29, 2000.

     We do not hold or issue derivative financial instruments for trading purposes. To manage interest rate risk on the variable rate borrowings under the revolving portion of our credit facility, we entered into an interest rate swap agreement during fiscal
1999.  See "Management's Discussion and Analysis of
Financial Condition and Results of Operations -
Liquidity and Capital Resources." This interest rate swap agreement has the effect of locking in, for a specified period, the base interest rate we will pay on the $50 million notional principal amount established in the swap. As a result, while this hedging arrangement is structured to reduce our exposure to interest rate increases, it also limits the benefit we might otherwise have received from any interest rate decreases. This swap is usually cash settled monthly, with interest expense adjusted for amounts paid or received. Effects of this swap have been minor for the year ending April 29, 2000.

Item 8.  Financial Statements and Supplementary Data

           REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of School Specialty, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item
14(a)(1) on page 52 present fairly, in all material respects, the financial position of School Specialty, Inc. and its subsidiaries at April 29, 2000, and April
24, 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2000, in conformity with accounting principles generally accepted in the United
States. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)(2) on page 52 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
June 9, 2000

FINANCIAL STATEMENTS



                SCHOOL SPECIALTY, INC.
              CONSOLIDATED BALANCE SHEET
           (In Thousands, Except Share Data)



                                                        April 29,   April 24,
                                                          2000        1999
 ASSETS
Current assets:
 Cash and cash equivalents                              $  4,151    $  9,779
 Accounts receivable, less allowance for doubtful
  accounts of $1,744 and $2,234, respectively             76,028      74,781
 Inventories                                              86,117      78,783
 Prepaid expenses and other current assets                28,664      17,332
 Deferred taxes                                            6,964       8,371
                                                        --------    --------
   Total current assets                                  201,924     189,046


Property and equipment, net                               51,725      42,305
Intangible assets, net                                   192,744     198,710
Deferred taxes                                             1,861       3,810
Other                                                      6,595       3,837
                                                        --------    --------
   Total assets                                         $454,849    $437,708
                                                        ========    ========



 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities - long-term debt                    $ 17,391    $ 11,594
 Accounts payable                                         48,874      37,050
 Accrued compensation                                      8,634       8,410
 Accrued restructuring                                        65       2,752
 Other accrued liabilities                                 9,942      13,387
                                                        --------    --------
   Total current liabilities                              84,906      73,193

Long-term debt                                           144,789     161,691
Other                                                        161         137
                                                        --------    --------
   Total liabilities                                     229,856     235,021

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.001 par value per share,
  1,000,000 shares authorized; none outstanding                -          -
 Common Stock, $0.001 par value per share,
  150,000,000 shares authorized and 17,464,505
  and 17,229,197 shares issued and outstanding                17         17
 Capital paid-in excess of par value                     196,012    192,196
 Accumulated other comprehensive loss                        (30)        (5)
 Retained earnings                                        28,994     10,479
                                                        --------   --------
   Total stockholders' equity                            224,993    202,687
                                                        --------   --------
   Total liabilities and stockholders' equity           $454,849   $437,708
                                                        ========   ========

   See accompanying notes to consolidated financial statements.

                        SCHOOL SPECIALTY, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS
              (In Thousands, Except Per Share Amounts)

                                                For the Fiscal Year Ended
                                             --------------------------------
                                               April 29,  April 24,  April 25,
                                                 2000       1999       1998
                                                 ----       ----       ----
                                              (53 weeks) (52 weeks) (52 weeks)

Revenues                                       $639,271   $521,704   $310,455
Cost of revenues                                406,043    341,783    202,870
                                               --------   --------   --------
   Gross profit                                 233,228    179,921    107,585
Selling, general and administrative expenses    184,586    144,659     87,846
Restructuring and strategic restructuring costs       -      5,274      3,491
                                               --------   --------   --------
   Operating income                              48,642     29,988     16,248
Other (income) expense:
 Interest expense                                13,342     12,735      5,505
 Interest income                                   (191)      (134)      (132)
 Other                                            1,856       (228)       156
                                               --------   --------   --------
Income before provision for income taxes         33,635     17,615     10,719
Provision for income taxes                       15,120      8,719      5,480
                                               --------   --------   --------
Net income                                     $ 18,515   $  8,896   $  5,239
                                               ========   ========   ========


Weighted average shares outstanding:
 Basic                                           17,429     14,690     13,284
 Diluted                                         17,480     14,840     13,547

Net income per share:
   Basic                                       $   1.06   $   0.61   $   0.40
   Diluted                                     $   1.06   $   0.60   $   0.39




   See accompanying notes to consolidated financial statements.

                           SCHOOL SPECIALTY, INC.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (In Thousands)

                                              Capital                Accumulated
                                              Paid-in                    Other      Retained     Total         Total
                            Common Stock      Excess of  Divisional  Comprehensive  Earnings  Stockholders' Comprehensive
                          Shares    Dollars   Par Value    Equity    Income(Loss)   Deficit      Equity      Income(Loss)
Balance at April 26, 1997      -    $    -     $     -     $19,985     $     -      $  (3,656)    $ 16,329
 Issuances of U.S. Office
  Products common stock in
  conjunction with
  acquisitions                 -         -           -       3,566           -              -        3,566
 Capital contribution by
  U.S. Office Products         -         -           -      81,332           -              -       81,332
 Net income                    -         -           -           -           -          5,239        5,239    $   5,239
                            ---------------------------------------------------------------------------------------------
   Total comprehensive
    income                                                                                                        5,239
Balance at April 25, 1998      -         -           -     104,883           -          1,583      106,466
 Shares distributed in
  spin-off from U.S.
  Office Products         12,204        12     104,867    (104,883)          4              -            -            4
 Capital contribution by
  U.S. Office Products         -         -       7,217           -           -              -        7,217
 Compensation charge for
  options tendered in
  strategic restructuring      -         -         803           -           -              -          803
 Compensation expense
  from School Specialty,
  Inc. stock purchase          -         -         271           -           -              -          271
 Issuances of common
  stock in conjunction
  with acquistions           250         -       5,487           -           -              -        5,487
 Issuances of common
  stock                    4,775         5      73,551           -           -              -       73,556
 Cumulative translation
  adjustment                   -         -           -           -          (9)             -           (9)          (9)
 Net income                    -         -           -           -           -          8,896        8,896        8,896
                         ------------------------------------------------------------------------------------------------
  Total comprehensive
   income                                                                                                         8,891
Balance at April 24, 1999 17,229        17     192,196           -          (5)        10,479      202,687
 Issuances of
  common stock               151         -       2,225           -           -              -        2,225
 Issuance of common
  stock in conjunction
  with stock option
  exercises and related
  tax benefits                55          -        918           -           -              -          918
 Issuance of common
  stock in conjuction
  with acquisitions           57          -      1,178           -           -              -        1,178
 Retirement of common
  stock in connection
  with odd0lot tender
  offer                      (27)         -       (505)          -           -              -         (505)
 Cumulative translation
  adjustment                   -          -          -           -         (25)             -          (25)         (25)
 Net income                    -          -          -           -           -         18,515       18,515       18,515
                         ------------------------------------------------------------------------------------------------
     Total comprehensive
       income                                                                                                   $18,490
Balance at April 29, 2000 17,465     $   17   $196,012            -     $  (30)       $28,994     $224,993      =========
                          =================================================================================


   See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
         CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands)




                                                 For the Fiscal Year Ended
                                              --------------------------------
                                              April 29,   April 24,   April 25,
                                                2000        1999        1998
                                                ----        ----        ----
                                             (53 weeks)  (52 weeks)  (52 weeks)


Cash flows from operating activities:
 Net income                                   $ 18,515     $  8,896   $  5,239
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization expense      11,839        9,604      4,561
     Deferred taxes                              5,746          468          -
     Loss on disposal/impairment of fixed
       assets and other                          2,096            -          -
     Amortization of loan fees and other           671          762         78
     Restructuring costs                             -        5,274      2,491
     Changes in current assets and liabilities
       (net of assets acquired and liabilities
       assumed in business combinations
       accounted for under the purchase method):
         Accounts receivable                       844       13,583     (3,586)
         Inventory                              (6,137)       1,374     (6,666)
         Prepaid expenses and other
           current assets                       (6,441)      (2,822)      (717)
         Accounts payable                        9,943      (12,591)     5,256
         Accrued liabilities                    (6,006)       3,075     (2,932)
                                              --------     --------   --------
             Net cash provided by
               operating activities             31,070       27,623      3,724
                                              --------     --------   --------
Cash flows from investing activities:
  Cash paid in acquisitions, net of
    cash acquired                               (1,291)    (122,337)   (95,670)
 Additions to property and equipment           (17,351)      (4,872)    (3,558)
 Investment in long term assets                 (8,704)         (27)      (514)
                                              --------     --------   --------
             Net cash used in investing
               activities                      (27,346)    (127,236)   (99,742)
                                              --------     --------   --------
Cash flows from financing activities:
  Repayment of bank debt and capital leases   (198,192)    (261,422)    (8,372)
  Proceeds from bank borrowings                186,200      355,700          -
  Proceeds from issuance of common stock         2,225       73,556          -
  Repurchase of common stock                      (505)           -          -
  Proceeds from exercise of stock options          920            -          -
  Advances from (payments to) U.S. Office
    Products                                         -      (62,699)    23,058
  Capital contribution by U.S. Office Products       -        7,217     81,332
  Capitalized loan fees                              -       (2,960)         -
                                              --------     --------   --------
             Net cash provided (used in)
               by financing activities          (9,352)     109,392     96,018
                                              --------     --------   --------
Net increase (decrease) in cash and
  cash equivalents                              (5,628)       9,779          -
Cash and cash equivalents at beginning
  of period                                      9,779            -          -
                                              --------     --------   --------
Cash and cash equivalents at end of period    $  4,151     $  9,779   $      -
                                              ========     ========   ========
Supplemental disclosures of cash flow
  information:
 Interest paid                                $ 13,215     $ 11,151   $     35
 Income taxes paid                            $ 13,255     $  5,123   $  1,148

                SCHOOL SPECIALTY, INC.
   CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)
                    (In Thousands)


     The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method in the fiscal years ended
April 29, 2000, April 24, 1999, and April 25, 1998. The
fair values of the assets and liabilities of the acquired companies are presented as follows:


                                                For the Fiscal Year Ended
                                            ---------------------------------
                                             April 29,  April 24,  April 25,
                                               2000       1999       1998
                                               ----       ----       ----
                                            (53 weeks) (52 weeks) (52 weeks)

Accounts receivable                         $  2,091   $ 49,645  $ 17,900
Inventories                                    1,434     30,850    18,180
Prepaid expenses and other current assets         65     11,142     2,431
Property and equipment                           178     21,033     6,379
Intangible assets                              2,214    103,455    80,359
Other assets                                      13      3,775       346
Short-term debt                                    -       (832)   (1,850)
Accounts payable                              (1,881)   (25,853)   (9,400)
Accrued liabilities                             (759)    (7,564)   (9,089)
Long-term debt                                  (885)   (57,599)   (6,020)
Other liabilities                                  -       (228)        -
                                            --------   --------  --------
   Net assets acquired                      $  2,470   $127,824  $ 99,236
                                            ========   ========  ========
The acquisitions were funded as follows:
Common stock                                $  1,178   $  5,487  $      -
U.S. Office Products common stock                  -          -     3,566
Cash paid, net of cash acquired                1,292    122,337    95,670
                                            --------   --------  --------
   Total                                    $  2,470   $127,824  $ 99,236
                                            ========   ========  ========




   See accompanying notes to consolidated financial statements.

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

NOTE 2-BASIS OF PRESENTATION

     The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of School Specialty, Inc. and the companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition and give retroactive effect to the results of the pooled companies for all periods presented. For the periods prior to the Distribution, the consolidated financial statements reflect the assets, liabilities, divisional equity, revenues and expenses that were directly related to the Company as it was operated within U.S. Office Products. In cases involving assets and liabilities not specifically identifiable to any particular business of U.S. Office
Products, only those assets and liabilities that were transferred to the Company were included in the Company's separate consolidated balance sheet. The
Company's consolidated statement of income includes all of the related costs of doing business, including an allocation of certain general corporate expenses of U.S. Office Products which were not directly related to these businesses including certain corporate executives' salaries, accounting and legal fees, departmental costs for accounting, finance, legal, purchasing, marketing, and human resources as well as other general overhead costs. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues, number and size of acquisitions and number of employees. Management believes these allocations were made on a reasonable basis.

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

Definition of Fiscal Year

     As used in these consolidated financial statements and related notes to consolidated financial statements, "fiscal 2000", "fiscal 1999" and "fiscal 1998" refer to the Company's fiscal years ended April 29, 2000 (53 weeks), April 24, 1999 (52 weeks), and April 25, 1998
(52 weeks), respectively.

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

Property and Equipment

     Property and equipment is stated at cost.
Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from twenty-five to forty years for buildings and its components and three to fifteen years for furniture, fixtures and equipment. Property and equipment leased under capital leases is being amortized over the lesser of its useful life or its lease terms.

Intangible Assets

     Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method and non-compete agreements. Substantially all goodwill is amortized on a straight line basis over an estimated useful life of forty years, except for goodwill associated with a software subsidiary which is being amortized over fifteen years. Identifiable intangible assets include trademarks, capitalized technology, and franchise agreements which are being amortized over their estimated useful lives ranging from one to forty years.

     Management periodically evaluates the
recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, by comparing anticipated undiscounted future cash flows from operations to net book value. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Based upon its most recent assessment, the Company does not believe an impairment of long-lived assets exists at April 29, 2000.


Cost Investment


     The Company uses the cost method to account for its investment in a less than 20%-held entity. Under this method, the Company's investment is stated at cost and is periodically evaluated to determine if a write down of the investment is needed in order to properly state the investment at the lower of cost or market. In connection with this evaluation, the Company took a $1,500 charge during the fourth quarter of fiscal 2000.

Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, equity securities and long-term debt approximate fair value.

Income Taxes

     Income taxes, during the period subsequent to the Distribution, have been computed utilizing the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     As a division of U.S. Office Products, the Company did not file separate federal income tax returns but rather was included in the federal income tax returns filed by U.S. Office Products and its subsidiaries from the respective dates that the entities within the Company were acquired by U.S. Office Products. For purposes of the consolidated financial statements, the Company's allocated share of U.S. Office Products' income tax provision was based on the "separate return" method. Certain companies acquired in pooling-of-interests transactions elected to be taxed as Subchapter S corporations and, accordingly, no federal income taxes were recorded by those companies for periods prior to their acquisition by U.S. Office
Products.

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

Deferred Catalog Costs

     Deferred catalog costs are amortized in amounts proportionate to revenues over the life of the catalog, which is typically one to two years. Amortization expense related to deferred catalog costs is included in the consolidated statement of income as a component of selling, general and administrative expenses. Such amortization expense for the year ended April 29, 2000, April 24, 1999, and April 25, 1998 was $16,076,
$12,146, and $6,934, respectively.

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting
Standards Board issued Statement of Financial
Accounting Standards ("SFAS") No. 133
"Accounting for Derivative Instruments and
Hedging Activities." SFAS No. 137, which delays the adoption date of SFAS No. 133 and was issued in July, 1999, requires adoption of SFAS No. 133 for annual periods beginning after June 15, 2000. SFAS No. 133 establishes standards for recognition and measurement of derivatives and hedging activities. The Company will implement this statement in fiscal year 2002 as required.
The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

     The SEC issued Staff Accounting Bulletin No.
101, "Revenue Recognition" ("SAB No. 101"), in December 1999, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. On June
26, 2000, the SEC issued SAB No. 101B which delayed implementation of SAB No. 101. The
Company will implement SAB No. 101 in the fourth quarter of fiscal year 2001 as required by SAB No. 101B. The Company is reviewing the requirements of SAB No. 101 and has not yet determined the impact of this standard on its consolidated financial statements. It is not expected, however, that SAB No. 101 will have a material effect on the Company's financial position or results of operations.

Distribution Ratio

     On June 9, 1998, the Company issued approximately
12,204 shares of its common stock to U.S. Office
Products, which then distributed such shares to its shareholders in the ratio of one share of Company common stock for every nine shares of U.S. Office
Products common stock held by each shareholder. The share data reflected in the accompanying financial statements for the periods prior to the Distribution represents the historical share data for U.S. Office
Products for the period or as of the date indicated, retroactively adjusted to give effect to the one for nine distribution ratio.

Reclassifications

     Certain prior period amounts have been
reclassified to conform to the current year presentation.

NOTE 4-BUSINESS COMBINATIONS

     In fiscal 2000, the Company acquired 100% of a company, which was accounted for under the purchase method of accounting, for an aggregate purchase price of $2,353, consisting of $1,175 of cash and 57 shares of common stock with a market value of $1,178, resulting in goodwill of $1,934, which will be amortized over 40 years. During fiscal 2000, the Company also purchased certain assets which represented a portion of another existing business for $117. This transaction resulted in goodwill of $280. The results of these acquisitions have been included in the Company's results from their dates of acquisition. The pro-forma results of the later transaction are not included in the table below due to immateriality.

     In fiscal 1999, the Company made five acquisitions accounted for under the purchase method of accounting for an aggregate purchase price of $127,824, consisting of $122,337 of cash and 250 shares of common stock with a market value of $5,487. The total assets related to these five acquisitions were $219,900, including goodwill of $103,455. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

     In fiscal 1998, the Company made eight
acquisitions accounted for under the purchase method of accounting for an aggregate purchase price of $99,236, consisting of $95,670 of cash and U.S. Office Products common stock with a market value of $3,566. The total assets related to these eight acquisitions were $125,595, including goodwill of $80,359. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

     The following presents the unaudited pro forma results of operations of the Company for the fiscal years ended April 29, 2000, and April 24, 1999, and includes the Company's historical consolidated results of operations and the results of the companies acquired in fiscal 2000 and fiscal 1999 as if all such purchase acquisitions had been made at the beginning of fiscal
1999. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets and the inclusion of a federal income tax provision on all earnings:

                                             For the Fiscal Year Ended
                                           -----------------------------
                                           April 29,           April 24,
                                             2000                1999
                                             ----                ----
                                          (53 weeks)           (52 weeks)

      Revenues                             $639,271             $632,380
      Net income                             18,236                9,347

      Net income per share:
        Basic                              $   1.05             $  0.62
        Diluted                            $   1.05             $  0.62

     The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1999 or the results which may occur in the future.

NOTE 5-RESTRUCTURING COSTS

     During the fourth quarter of fiscal 1998, the Company incurred restructuring costs of $2,491 to close redundant facilities and severance costs. This restructuring plan was completed by the end of fiscal
1999. The Company also incurred a strategic restructuring charge during the fourth quarter of fiscal 1998 of $1,000. This represented the transaction costs allocated to the Company under the distribution agreement entered into with U.S. Office
Products and the other spin-off companies.

     During the first quarter of fiscal 1999, the Company incurred a strategic restructuring charge of $1,074. This non-cash charge related to compensation expense attributed to the U.S. Office Product's stock option tender offer and sale of shares of Common Stock to some of the Company's executive management personnel. During the second quarter of fiscal 1999, the Company incurred restructuring costs of $4,200 to consolidate existing warehousing, customer service and sales operations. During the fiscal years ended April
29, 2000, and April 24,1999, the Company terminated 43 and 152 employees, respectively, under this plan.

     Selected information related to the restructuring reserve for closing redundant facilities and consolidating existing warehousing, customer service and sales operations follows:


                                   Facility     Severance   Other Asset
                                 Closure and       and      Write-downs
                                Consolidation  Terminations  and Costs   Total
                                -------------  ------------  ----------  -----
Balance at April 26, 1997         $    -         $    -        $  151    $  151
 Additions                           728            214         1,549     2,491
 Utilizations                       (728)             -        (1,442)   (2,170)
                                  -------        -------       -------   -------
Balance at April 25, 1998              -            214           258       472
 Additions                         1,300          2,100           800     4,200
 Utilizations                       (199)        (1,029)         (692)   (1,920)
                                  -------        -------       -------   -------
Balance at April 24, 1999         $1,101         $1,285        $  366    $2,752
 Additions                             -              -             -         -
 Utilizations                     (1,084)        (1,245)         (358)   (2,687)
                                  -------        -------       -------   -------
Balance at April 29, 2000         $   17         $   40        $    8    $   65
                                  =======        =======       =======   =======

NOTE 6-PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following:

                                              April 29,        April 24,
                                                2000              1999
                                                ----              ----
Deferred catalog costs                        $ 14,742         $ 13,203
Assets held for sale                             4,333                -
Other                                            9,589            4,129
   Total prepaid expenses and                 --------         --------
    other current assets                      $ 28,664         $ 17,332
                                              ========         ========

     Deferred catalog costs represent costs which have been paid to produce Company catalogs which will be used in future periods. These deferred catalog costs will be expensed in the periods the catalogs are used.

NOTE 7-PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                              April 29,       April 24,
                                                2000             1999
                                                ----             ----
Land                                         $  2,540          $  1,921
Projects in progress                            2,954             1,607
Buildings and leasehold improvements           26,635            28,392
Furniture, fixtures, and other                 17,848            12,283
Machinery and warehouse equipment              14,660            10,053
                                             ---------        ----------
                                               64,637            54,256
                                             ---------        ----------
Less: Accumulated depreciation                (12,912)          (11,951)
                                             ---------         ---------
  Net property and equipment                 $ 51,725          $ 42,305
                                             =========         =========

     Depreciation expense for the fiscal years ended
April 29, 2000 (53 weeks), April 24, 1999 (52 weeks),
and April 25, 1998 (52 weeks) was $5,523, $4,948, and
$2,500, respectively.

NOTE 8-INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                              April 29,       April 24,
                                                2000            1999
                                                ----            ----
Goodwill                                      $194,350        $195,060
Other                                           13,148          13,037
                                              ---------       ---------
                                               207,498         208,097
Less: Accumulated amortization                 (14,754)         (9,387)
                                              ---------       ---------
   Net intangible assets                      $192,744        $198,710
                                              =========       =========

     Amortization expense for the fiscal years ended
April 29, 2000 (53 weeks), April 24, 1999 (52 weeks),
and April 25, 1998 (52 weeks) was $6,316, $4,656, and
$2,061, respectively.

NOTE 9-CREDIT FACILITIES

Long-Term Debt
     Long-term debt consists of the following:
                                              April 29,       April 24,
                                                2000            1999
                                                ----            ----
Credit facility                               $161,850        $172,500
Capital lease obligations                          182             785
Other debt                                         148               -
                                              ---------       ---------
                                               162,180         173,285
Less: Current maturities                       (17,391)        (11,594)
                                              ---------       ---------
   Total long-term debt                       $144,789        $161,691
                                              =========       =========

     On September 30, 1998, the Company entered into a
five year secured $350,000 credit facility (the "credit
facility") with a syndicate of financial institutions,
led by Bank of America, N.A. as Agent, consisting of a
$250,000 revolving loan and a $100,000 term loan.
Interest on borrowings under the credit facility
accrued through the third quarter of fiscal 1999 at a
rate of, at the Company's option, either (i) LIBOR plus
2.375% or (ii) the lender's base rate plus a margin of
0.75%, plus a fee of 0.475% on the unborrowed amount
under the revolving term loan.  Subsequent to the third
quarter of fiscal 1999, interest accrues at a rate of,
at the Company's option, either (i) LIBOR plus an
applicable margin of up to 2.000%, or (ii) the lender's
base rate plus an applicable margin of up to 0.750%,
plus a fee of up to 0.475% on the unborrowed amount
under the revolving loan.  The credit facility is
secured by substantially all of the assets of the
Company and contains terms and covenants typical of
facilities of such size.  The Company was in compliance
with these covenants at April 29, 2000.  At April 29,
2000, the balance outstanding under the credit facility
was $161,850, including $75,600  and  $86,250
outstanding under the revolving and term loans, respectively, and included seven eurodollar contracts, expiring within 89 days, totaling $151,250 at an average interest rate of 7.47% . The effective interest rate under the credit facility for fiscal 2000 was 7.89%, which includes the loan origination fee and commitment fee on unborrowed funds, and excludes the effect of the interest rate swap agreement disclosed below.

     To manage interest rate risk, the Company entered into an interest rate swap agreement on October 28, 1998, with the Bank of New York covering $50,000 of the outstanding borrowings under the credit facility. The agreement fixes the 30 day LIBOR interest rate at 4.37% per annum on the $50,000 notional amount and has a three year term that may be canceled by the Bank of New
York on the second anniversary. The floating LIBOR interest rate at April 29, 2000, was 6.18% and 4.91% at April 29. 2000, and April 24, 1999, respectively. The fair market value of the swap agreement was $566 at April 29, 2000.

Maturities of Long-Term Debt

      Maturities on long-term debt, including capital lease obligations, are as follows:

          2001                                  $ 17,391
          2002                                    18,208
          2003                                    29,082
          2004                                    97,405
          2005                                        16
          Thereafter                                  78
                                                --------
            Total maturities of long-term debt  $162,180
                                                ========

     The credit facility contains certain restrictive covenants, including limitations on the ability of the Company to pay dividends or redeem stock well as limitations on incurring debt, capital expenditures, mergers or consolidations, sale of assets and transactions with affiliates.

Payable to U.S. Office Products

     On June 9, 1998, per the distribution agreement, the Company borrowed $83,300 from its line of credit to repay the remaining amounts due to U.S. Office
Products. The average outstanding long-term payable to U.S. Office Products during the fiscal year ended April
24, 1999, was $6,871.

     Interest was allocated to the Company by U.S.
Office Products based upon the Company's average outstanding payable (short-term and long-term) balance with U.S. Office Products at U.S. Office Products' weighted average interest rate during such period. The
Company's financial statements include allocations of interest expense from U.S. Office Products totaling
$158 and $5,414 during the fiscal years ended April 24, 1999, and April 25, 1998, respectively.

NOTE 10-INCOME TAXES

     The provision for income taxes consists of:

                                           For the Fiscal Year Ended
                                     April 29,     April 24,    April 25,
                                       2000          1999         1998
                                    (53 weeks)    (52 weeks)   (52 weeks)
Income taxes currently payable:
 Federal                              $ 7,371      $ 6,511       $ 3,646
 State                                  2,003        1,740           907
                                      -------      -------       -------
                                        9,374        8,251         4,553
Deferred income tax expense             5,746          468           927
                                      -------      -------       -------
   Total provision for income taxes   $15,120      $ 8,719       $ 5,480
                                      =======      =======       =======

Deferred taxes are comprised of the following:

                                                      April 29,  April 24,
                                                        2000       1999
Current deferred tax assets:
 Inventory                                            $ 3,001    $ 4,008
Allowance for doubtful accounts                           716        858
 Net operating loss carryforward                        1,493      1,574
 Accrued liabilities                                      620        820
 Accrued restructuring                                     26      1,111
 Charitable contribution carryforward                   1,108          -
                                                      -------    -------
   Total current deferred tax assets                    6,964      8,371
                                                      -------    -------
Long-term deferred tax assets (liabilities):
Net operating loss carryforward                         4,097      4,694
Property and equipment                                 (1,200)      (476)
Intangible assets                                      (1,636)      (408)
Unrealized loss on investment                             600          -
                                                      -------    -------
   Total long-term deferred tax assets (liabilities)    1,861      3,810
                                                      -------    -------
   Net deferred tax assets                            $ 8,825    $12,181
                                                      =======    =======

     The Company has net operating loss carryforwards of approximately $14,710, on a consolidated basis, which expire during fiscal years 2011-2013. The carryforwards are also subject to an annual limitation on utilization pursuant to IRS Code Section 382 of approximately $3,900.

      The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                         For the Fiscal Year Ended
                                      -------------------------------
                                      April 29,  April 24,   April 25,
                                        2000       1999        1998
                                        ----       ----        ----
                                     (53 weeks) (52 weeks)   (52 weeks)

U.S. federal statutory rate              35.0%     35.0%         34.0%
State income taxes, net of federal
 income tax benefit                       4.6       5.2           6.6
Non-deductible goodwill                   5.4       6.5           6.0
Non-deductible acquisition costs            -         -           3.3
Other                                       -       2.8           1.2
                                        ------    ------       -------
Effective income tax rate                45.0%     49.5%         51.1%
                                        ======    ======       =======

NOTE 11-OPERATING LEASE COMMITMENTS


     The Company leases various types of retail, warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable operating leases are as follows:


     2001                                          $ 4,483
     2002                                            4,236
     2003                                            3,358
     2004                                            2,217
     2005                                            1,754
     Thereafter                                      1,670
                                                   -------
       Total minimum lease payments                $17,718
                                                   =======

     Rent expense for the fiscal years ended April 29, 2000 (53 weeks), April 24, 1999 (52 weeks), and April
25, 1998 (52 weeks), was $5,535, $4,498, and $3,389,
respectively.

NOTE 12-COMMITMENTS AND CONTINGENCIES

Litigation

     Under the terms of the agreement entered into between the Company and U.S. Office Products in connection with a strategic restructuring plan, the Company is obligated, subject to a maximum obligation of $1.75 million, to indemnify U.S. Office Products for certain liabilities incurred by U.S. Office Products prior to the Distribution, including liabilities under federal securities laws (the "Indemnification
Obligation"). This Indemnification Obligation is reduced by any insurance proceeds actually recovered with respect to the Indemnification Obligation and is shared on a pro rata basis with the other three divisions of U.S. Office Products which were spun-off from U.S. Office Products in connection with the U.S.
Office Products comprehensive restructuring.

     U.S. Office Products has been named a defendant in various class action lawsuits. These lawsuits generally allege violations of federal securities laws by U.S. Office Products and other named defendants during the months preceding the Strategic Restructuring
Plan. The Company has not received any notice or claim from U.S. Office Products alleging that these lawsuits are within the scope of the Indemnification Obligation, but the Company believes that certain liabilities and costs associated with these lawsuits (up to a maximum of $1.75 million) are likely to be subject to the Company's Indemnification Obligation. Nevertheless, the Company does not presently anticipate that the Indemnification Obligation will have a material adverse effect on the Company. Thus, due to the preliminary nature of this action, it is not possible at this time to assess the outcome of the claims. In accordance with SFAS No. 5, "Accounting for Contingencies", no provision has been recorded in the accompanying financial statements.

     The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Postemployment Benefits

     The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at April 29, 2000, April 24, 1999 or April 25, 1998 related to these agreements, as no change of control has occurred.

Distribution

     At the date of the Distribution, School Specialty, U.S. Office Products and the other spin-off companies entered into a distribution agreement, tax allocation agreement, and an employee benefits agreement. The spin-off companies entered into a tax indemnification agreement and may enter into other agreements, including agreements relating to referral of customers to one another. These agreements provide, among other things, for U.S. Office Products and School Specialty to indemnify each other from tax and other liabilities relating to their respective businesses prior to and following the Distribution. Certain of the obligations of School Specialty and the other spin-off companies to indemnify U.S. Office Products are jointly and severally. Therefore, if one of the other spin-off companies fails to satisfy its indemnification obligations to U.S. Office Products when such a loss occurs, School Specialty may be required to reimburse
U.S. Office Products for all or a portion of the losses that otherwise would have been allocated to other spin-off companies. In addition, the agreements allocate liabilities, including general corporate and securities liabilities of U.S. Office Products not specifically related to the school supplies business, between U.S. Office Products and the Company and the other spin-off companies. The terms of the agreements that will govern the relationship between School
Specialty and U.S. Office Products were established by U.S. Office Products in consultation with School
Specialty's management prior to the Distribution while
School Specialty was a wholly-owned subsidiary of U.S.
Office Products.

NOTE 13-EMPLOYEE BENEFIT PLANS

     On June 9, 1998, the Company implemented the
School Specialty, Inc. 401(k) Plan (the "Company 401(k)
Plan") which allows employee contributions in accordance with Section 401(k) of the Internal Revenue
Code. The Company matches a portion of employee contributions and all full-time employees are eligible to participate in the Company 401(k) Plan after 90 days of service. In fiscal 2000 and fiscal 1999 the Company's matching contribution expense was $564 and $416, respectively. Prior to June 9, 1998 the Company participated in the U.S. Office Products 401(k)
Retirement Plan (the "401(k) Plan"), which was similar to the plan adopted by the Company.

     Certain subsidiaries of the Company had, prior to implementation of the Company 401(k) Plan, qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. The subsidiaries paid all general and administrative expenses of the plans and in some cases made matching contributions on behalf of the employees.

NOTE 14-STOCKHOLDERS' EQUITY

Earnings Per Share

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


                                             Income       Shares      Per Share
                                           (Numerator) (Denominator)   Amount
Fiscal 2000 (53 weeks):                    ----------- -------------  -------
 Basic EPS                                   $18,515       17,429      $ 1.06
 Effect of dilutive employee stock options         -           51      ======
                                             -------       ------
 Diluted EPS                                 $18,515       17,480      $ 1.06
                                             =======       ======      ======
Fiscal 1999 (52 weeks):
 Basic EPS                                   $ 8,896       14,690      $ 0.61
 Effect of dilutive employee stock options         -          150      ======
                                             -------      -------
 Diluted EPS                                 $ 8,896       14,840      $ 0.60
                                             =======      =======      ======
Fiscal 1998 (52 weeks):
 Basic EPS                                   $ 5,239       13,284      $ 0.40
 Effect of dilutive employee stock options         -          263      ======
                                             -------      -------
 Diluted EPS                                 $ 5,239       13,547      $ 0.39
                                             =======      =======      =======


     The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted EPS because they were anti-dilutive.

Capital Contribution by U.S. Office Products

     During fiscal 1999 and fiscal 1998, U.S. Office
Products contributed $7,217 and $81,332, respectively, of capital to the Company. The contribution reflects the forgiveness of intercompany debt by U.S. Office
Products, as it was agreed that the Company would be allocated only $80,000 of debt plus the amount of any additional debt incurred after January 12, 1998, in connection with the acquisition of entities that became subsidiaries of the Company. The total debt allocated to the Company at the time of the Distribution was $83,300.

Stock Offerings

     On June 9, 1998, the Company issued 2,125 shares in conjunction with its IPO. In an offering concurrent with the IPO, management acquired 250 shares. The total net proceeds to the Company from the offerings was $32,736.

     On April 16, 1999, the Company issued 2,400 shares in conjunction with a secondary public offering receiving net proceeds of $40,820. On May 17, 1999, the underwriters of the Company's secondary offering exercised their over allotment option for 151 shares of Company stock at $17.25 per share for net proceeds of $2,225.

Employee Stock Plans

     On June 10, 1998, the Board of Directors approved the School Specialty, Inc. 1998
Stock Incentive Plan (the "Plan").  The
purpose of the Plan is to provide officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. The maximum number of options available for grant under the Plan, is equal to 20% of the Company's outstanding common stock. The maximum number of options available for grant in any fiscal year under the Plan is 1,200 shares. Prior to the approval of the Plan, the Company had stock options outstanding under the U.S.
Office Products 1994 Long-Term Compensation
Plan. The Company replaced the options to purchase shares of common stock of U.S.
Office Products held by employees with
options issued under the Plan to purchase shares of common stock of the Company. In order to keep the option holders in the same economic position immediately before and after the Distribution, the number of U.S.
Office Products options held by Company
personnel was multiplied by 0.903 and the exercise price of those options was divided by 0.903 for purposes of the replacement options. The vesting provisions and option period of the original grants were not changed. All option data reflected below has been retroactively restated to reflect the effects of the Distribution.

  The Company accounts for options issued in accordance with APB Opinion No. 25. Accordingly, because the exercise prices of the options equal the market price on the date of grant, no compensation expense has been recognized for the options granted.
Had compensation cost for the Company's stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123 "Accounting for Stock Based
Compensation", the Company's net income and net income per share would have been impacted as indicated in the following table.

                                                For the Fiscal Year Ended
                                            ---------------------------------
                                            April 29,   April 24,   April 25,
                                              2000        1999        1998
                                              ----        ----        ----
                                           (53 weeks)  (52 weeks)  (52 weeks)
       Net income (loss):
         As reported                        $18,515     $ 8,896      $ 5,239
         Pro forma                           14,954      (1,737)       4,436

       Net income (loss) per share:
         As reported:
          Basic                             $  1.06     $  0.61      $  0.40
          Diluted                           $  1.06     $  0.60      $  0.39

         Pro forma:
          Basic                             $  0.86     $ (0.12)     $  0.33
          Diluted                           $  0.86     $ (0.12)     $  0.33


       The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                 For the Fiscal Year Ended
                                              -------------------------------
                                              April 29,  April 25,  April 24,
                                                2000       1999       1998
                                                ----       ----       ----
     Expected life of option                  7 years     7 years    7 years
     Risk free interest rate                    6.49%       5.50%      6.35%
     Expected volatility of stock              67.14%      59.00%     44.10%

  The weighted-average fair value of options granted was $11.45, $10.23, and $9.75 for fiscal 2000, 1999, and 1998, respectively.

  A summary of option transactions follows:

                                      Options Outstanding  Options Exercisable
                                      -------------------  -------------------
                                                Weighted-            Weighted-
                                                Average              Average
                                                Exercise             Exercise
                                      Options    Price      Options   Price
                                      -------    -----      -------   ------
 Balance at April 26, 1997              211      $26.93
     Granted                            257       18.01
     Canceled                           (26)      25.45
                                     -------
 Balance at April 25, 1998              442       21.83        46      $27.14

     Granted                          2,031       15.86
     Exercised                          (82)      20.62
     Canceled                           (25)      26.49
                                      ------
 Balance at April 24, 1999            2,366      $16.70       118      $23.39

     Granted                            803       16.23
     Exercised                          (55)      16.21
     Canceled                           (50)      20.20
                                      ------
 Balance at April 29, 2000            3,064      $16.53     1,973     $16.20
                                      ======

  The following table summarizes information about stock options outstanding at April 29, 2000:


                                 Options Outstanding        Options Exercisable
                             ---------------------------   -------------------
                                               Weighted-              Weighted-
                                     Weighted-  Average               Average
                                      Average   Exercise              Exercise
  Range of Exercise Prices   Options   Life      Price       Options   Price
  ------------------------   -------   ----      -----       -------   ------
  $12.00 - $15.00              325     9.14     $14.48          --        --
  $15.50 - $15.50            1,748     8.11      15.50       1,724    $15.50
  $15.63 - $19.93              798     9.01      17.51         145     17.33
  $21.78 - $29.43              193     7.13      25.26         104     26.34
                            ------     ----     ------       -----    ------
                             3,064     8.40     $16.53       1,973    $16.20
                            ======     ====     ======       =====    ======

     Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, 20% after the first year, 50% (cumulative) after year two and 100% (cumulative) after the third year.

     As of the date of Distribution, Jonathan J.
Ledecky, a member of the Company's Board of Directors and formerly the Chairman and Chief Executive Officer of U.S. Office Products, received 914,079 shares under an option grant with an exercise price of $15.50. This grant represented 7.5% of the outstanding Company stock as of the date of Distribution. The options were exercisable in full on June 10, 1999.

  Immediately following the effective date of the registration statements filed in connection with the IPO and the Distribution, the Company's Board of Directors granted 850,083 options, covering 7% of the outstanding shares of the Company's common stock, to certain executive management personnel (excluding the 7.5% granted to Mr. Ledecky). The options granted were granted under the Plan and have a per share exercise of $15.50 and were exercisable in full on June 10, 1999.

  Total options available for grant under the Plan are equal to 20% of the outstanding shares of the Company's common stock.


NOTE 15-SEGMENT INFORMATION

     During the third quarter of fiscal 2000, the Company modified its segment reporting by identifying information for a third business segment, the Internet business segment. This segment includes business generated by products supplied through the Internet and products supplied for use with the Internet. Effective
October 24, 1999, the Company began to separately track financial information for this segment, and assign certain management personnel the responsibility for monitoring this information and focusing on the expansion of the Company's Internet business. The
Company is unable to segregate information for the Internet business segment for fiscal 1998, 1999, and the first two quarters of fiscal 2000; therefore, results for this segment prior to the third and fourth quarters of fiscal 2000 are included in both the Traditional and Specialty business segments.

     The Company's business activities are organized around three principal business segments, Traditional, Specialty and Internet. Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. While the three segments serve a similar customer base, notable differences exist in products, gross margin and revenue growth rate. Products supplied within the Traditional segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Products supplied within the Specialty segment target specific educational disciplines, such as art, industrial arts, physical education, sciences, library and early childhood. The
Internet segment supplies products from both the Traditional and Specialty segments through the Internet. In addition, the Internet segment includes products supplied for customer use with the Internet
(i.e., filtering software for the Internet).

     The following table presents segment information.

                                                 For the Fiscal Year Ended
                                              -------------------------------
                                              April 29,  April 24,  April 28,
                                                2000       1999       1998
                                                ----       ----       ----
                                             (53 weeks) (52 weeks) (52 weeks)
Revenues:
 Traditional                                  $386,715   $339,031   $201,770
 Specialty                                     252,556    182,673    108,685
 Internet                                        5,607          -          -
 Inter-company revenue elimination              (5,607)         -          -
                                              --------   --------   --------
   Total                                      $639,271   $521,704   $310,455
                                              ========   ========   ========
Operating profit (loss) and income before
  taxes: (a)
 Traditional                                  $ 34,653   $ 21,222   $ 10,348
 Specialty                                      28,573     20,944     11,054
 Internet                                       (3,261)         -          -
                                              --------   --------   --------
   Total                                        59,965     42,166     21,402
 General corporate expense                      11,323      6,904      1,663
 One-time charges                                    -      5,274      3,491
 Interest expense and other                     15,007     12,373      5,529
                                              --------   --------   --------
   Income before taxes                        $ 33,635   $ 17,615   $ 10,719
                                              ========   ========   ========
Identifiable assets (at year end):
 Traditional                                  $246,006   $247,204   $121,475
 Specialty                                     174,603    164,320     98,252
 Internet                                       10,039          -          -
                                              --------   --------   --------
   Total                                       430,648    411,524    219,727
 Corporate assets                               24,201     26,184      4,002
                                              --------   --------   --------
   Total                                      $454,849   $437,708   $223,729
                                              ========   ========   ========

Depreciation and amortization:
 Traditional                                  $  6,129   $  6,043   $  2,433
 Specialty                                       4,499      3,058      1,814
 Internet                                          711          -          -
                                              --------   --------   --------
   Total                                        11,339      9,101      4,247
 Corporate                                         500        503        314
                                              --------   --------   --------
   Total                                      $ 11,839   $  9,604   $  4,561
                                              ========   ========   ========
Expenditures for property and equipment:
 Traditional                                  $  6,215   $    782   $  2,847
 Specialty                                       5,284      2,326        447
 Internet                                        3,280          -          -
                                              --------   --------   --------
   Total                                        14,779      3,108      3,294
 Corporate                                       2,572      1,764        264
                                              --------   --------   --------
   Total                                      $ 17,351   $  4,872   $  3,558
                                              ========   ========   ========

(a) Operating profit is defined as operating income before nonrecurring acquisition and restructuring costs.

NOTE 16-QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following presents certain unaudited quarterly financial data for fiscal 2000 and fiscal 1999:

                                     Fiscal Year Ended April 29, 2000
                          ----------------------------------------------------
                              First     Second     Third      Fourth    Total
                          (13 weeks) (13 weeks) (13 weeks) (14 weeks) (53 weeks)

Revenues                   $194,299   $231,588   $ 97,244   $116,140  $639,271
Gross profit                 72,879     82,913     33,429     44,007   233,228
Operating income (loss)      24,564     26,701     (2,245)      (378)   48,642
Net income (loss)            11,364     12,184     (3,032)    (2,001)   18,515
Per share amounts:
   Basic                   $   0.65   $   0.70   $  (0.17)  $  (0.11)  $  1.06
   Diluted                 $   0.65   $   0.70   $  (0.17)  $  (0.11)  $  1.06




                                     Fiscal Year Ended April 24, 1999
                          ---------------------------------------------------
                              First     Second     Third      Fourth    Total
                          (13 weeks) (13 weeks) (13 weeks) (13 weeks) (52 weeks)

Revenues                   $126,657   $212,316   $ 85,359   $ 97,372  $521,704
Gross profit                 44,042     70,761     28,093     37,025   179,921
Operating income (loss)      13,326     18,674     (2,383)       371    29,988
Net income (loss)             6,563      7,430     (3,298)    (1,799)    8,896
Per share amounts:
   Basic                   $   0.45   $   0.51   $  (0.23)  $  (0.12) $   0.61
   Diluted                 $   0.44   $   0.51   $  (0.23)  $  (0.12) $   0.60


     The summation of quarterly net income per share may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

NOTE 17-RELATED PARTY TRANSACTION

     On October 1, 1999, the Company purchased a combined warehouse and distribution facility in Appleton, Wisconsin. Previously, the Company leased this facility. The purchase price was $2,600, the fair market value of the property as determined by an independent appraisal, and was paid to the owner of the facility, which is a corporation owned by three shareholders, two of whom are related to certain executive officers of the Company.

NOTE 18-SUBSEQUENT EVENTS

     On June 30, 2000, the Company purchased the net assets of Global Video, Inc., for $32,000 plus a $3,000 targeted performance payment to be determined on or about the first anniversary of the transaction.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                       PART III

Item 10.  Directors and Executive Officers of the Registrant

     (a)  Executive Officers.  Reference is made to
          "Executive Officers of the Registrant" in
          Part I hereof.

     (b)  Directors.  The information required by this
          Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on August 29, 2000, under the caption
          "Election of Directors," which information is incorporated by reference herein.

     (c)  Section 16 Compliance.  The information
          required by this Item is set forth in our Proxy Statement for the Annual Meeting of
          Stockholders to be held on August 29, 2000, under the caption "Section 16(a) Beneficial
          Ownership Reporting Compliance," which
          information is incorporated by reference herein.

Item 11.  Executive Compensation

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on August 29, 2000, under the captions "Executive Compensation," "Employment
Contracts and Related Matters," "Director Compensation and Other Arrangements," "Compensation Committee
Report," "Compensation Committee Interlocks and Insider
Participation," and "Performance Graph," which information is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on August 29, 2000, under the caption "Security Ownership of Management and Certain
Beneficial Owners," which information is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on August 29, 2000, under the captions "Certain Relationships and Related
Transactions" and "Director Compensation and Other
Arrangements."

                        PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial Statements.

          Consolidated Financial Statements

               Report of Independent Accountants

               Consolidated Balance Sheet as of April 29, 2000, and
               April 24, 1999

               Consolidated Statement of Operations for the fiscal years ended April 29, 2000 (53 weeks), April 24, 1999 (52 weeks), and April 25, 1998 (52 weeks)

               Consolidated Statement of Stockholders'
               Equity for the fiscal years ended April 29, 2000 (53 weeks), April 24, 1999 (52 weeks), and April 25, 1998 (52 weeks)

               Consolidated Statement of Cash Flows for the fiscal years ended April 29, 2000 (53 weeks), April 24, 1999 (52 weeks), and April 25, 1998
               (52 weeks)

               Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedule.

          Schedule for the fiscal years ended April 29, 2000
          (53 weeks), April 24, 1999 (52 weeks), and April
          25, 1998 (52 weeks):  Schedule II - Valuation and
          Qualifying Accounts.

(a)(3)    Exhibits.

          See (c) below.

(b)       Reports on Form 8-K.

          None.

(c)       Exhibits.

          See the Exhibit Index, which is incorporated by reference herein.

(d) Financial Statements Excluded from Annual Report to Shareholders.

          Not applicable.

                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Appleton, State of Wisconsin, on July
11, 2000.

                                   SCHOOL SPECIALTY, INC.


                                   By:  /s/ Daniel P. Spalding
                                      ------------------------------------
                                      Daniel P. Spalding,
                                      Chief Executive Officer


     Each person whose signature appears below hereby constitutes and appoints Daniel P. Spalding and Mary M.
Kabacinski, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below.

      Name                            Title                            Date

/s/ Daniel P. Spalding       Chief Executive Officer (Principal  July 11, 2000
-------------------------    Executive Officer) and Director
Daniel P. Spalding

/s/ Mary M. Kabacinski       Chief Financial Officer (Principal  July 11, 2000
-------------------------    Financial and Accounting Officer)
Mary M. Kabacinski

/s/ David J. Vander Zanden   President, Chief Operating Officer  July 11, 2000
--------------------------   and Director
David J. Vander Zanden

/s/ Jonathan J. Ledecky      Director                            July 11, 2000
-----------------------
Jonathan J. Ledecky

/s/ Rochelle Lamm            Director                            July 11, 2000
-------------------
Rochelle Lamm

/s/ Leo C. McKenna           Director                            July 11, 2000
-------------------
Leo C. McKenna

/s/ Jerome M. Pool           Director                            July 11, 2000
-------------------
Jerome M. Pool

                   INDEX TO EXHIBITS

 Exhibit
 Number  Document Description

 3.1     Restated Certificate of Incorporation.1

 3.2     Amended and Restated Bylaws.1

 4.1     Form of Stock Certificate.1

10.1 Distribution Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Consulting, Inc., Navigant International, Inc. and School Specialty, Inc.2

10.2 Tax Allocation Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.1

10.3 Tax Indemnification Agreement among Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.2

10.4 Employee Benefits Agreement among Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.2

10.5 Employment Agreement dated September 3, 1999 between Daniel P. Spalding and School Specialty, Inc.3

10.6 Employment Agreement dated September 3, 1999 between Mary M. Kabacinski and School Specialty, Inc.3

10.7 Employment Agreement dated September 3, 1999 between Donald J. Noskowiak and School Specialty, Inc.3

10.8 Employment Agreement dated June 30, 1998 between Roger D. Pannier and School Specialty, Inc.4

10.9 Employment Agreement dated March 2, 1999 between Peter Savitz and School Specialty, Inc.4

10.10 Employment Agreement dated March 29, 1999 between Brian Chapin and School Specialty, Inc.4

10.11 Employment Agreement dated July 26, 1996 between Donald Ray Pate, Jr. and The Re-Print Corp.5

10.12(a) Employment Agreement dated June 27, 1997 between Richard H. Nagel and Sax Arts and Crafts, Inc.5

10.12(b) Covenant Not to Compete Agreement dated June 27, 1997 between
         Richard H. Nagel and Sax Arts and Crafts, Inc.9

10.13    Employment Agreement between David Vander
         Zanden and School Specialty, Inc.6

10.14    Employment Agreement between School Specialty, Inc.
         and Jonathan J. Ledecky.6

10.15 Amended Services Agreement dated as of June 8, 1998 between U.S. Office Products and Jonathan J. Ledecky.7

10.16    Amended and Restated 1998 Stock Incentive Plan.

Exhibit
Number   Document Description

10.17    JuneBox.com, Inc. 2000 Equity Incentive Plan.

10.18 Amended and Restated Credit Agreement dated as of September 30, 1998 among School Specialty, Inc., certain subsidiaries and affiliates of School Specialty, Inc., the lenders named therein and Nationsbank, N.A., Bank One, Wisconsin and U.S. Bank National Association.8

10.19 Lease dated as of June 30, 1998 between Roger D. Pannier and Pamela S. Pannier as lessor and School Specialty, Inc. as lessee.

10.20 Lease dated as of July 1, 1990 between Larry Joseph and Peter Savitz Partners as lessor and Select Service & Supply, Co.,
         Inc. as lessee including Sublease Agreement and amendments thereto.

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

3 Incorporated by reference to School Specialty's Form
  10-Q for the period ended October 23, 1999, as filed with the SEC on December 7, 1999.

4 Incorporated by reference to School Specialty's Form
  10-Q for the period ended July 24, 1999, as filed with the SEC on September 7, 1999.

5 Incorporated by reference to School Specialty's Pre-
  Effective Amendment No. 1 to the Registration
  Statement on Form S-1 filed with the SEC on May 6,
  1998; Registration No. 333-46537.

6 Incorporated by reference to School Specialty's
  Annual Report on Form 10-K filed with the SEC on July 24, 1998.

7 Incorporated by reference to School Specialty's Pre-
  Effective Amendment No. 4 to the Registration
  Statement on Form S-1 filed with the SEC on June 9,
  1998; Registration No. 333-47509.

8 Incorporated by reference to School Specialty's Form
  10-Q for the period ended January 23, 1999, as filed with the SEC on March 1, 1999.

9 Incorporated by reference to School Specialty's
  Registration Statement on Form S-1 filed with the SEC on March 1, 1999; Registration No. 333-73103.