Form 10-Q
period 2000-07-29
SCHOOL SPECIALTY INC
filed 2000-08-29
CIK 1055454

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                 Washington, DC  20549


                       FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED JULY 29, 2000.

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

                         54914
                      (Zip Code)

                    (920) 734-5712
 (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                 Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
         Class                              August 21, 2000
        ------                             -----------------
Common Stock, $0.001 par value                 17,464,505

                SCHOOL SPECIALTY, INC.

                  INDEX TO FORM 10-Q

     FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000


PART I - FINANCIAL INFORMATION
                                                            Page
                                                           Number
ITEM 1.   FINANCIAL STATEMENTS

      Consolidated Balance Sheets at July 29, 2000
         (Unaudited) and April 29, 2000                      1

      Unaudited Consolidated Statements of Operations
        for the Three Months Ended July 29, 2000 and
        July 24, 1999                                        2

      Unaudited Consolidated Statements of Cash Flows
        for the Three Months Ended July 29, 2000 and
        July 24, 1999                                        3

      Notes to Unaudited Consolidated Financial
        Statements                                           5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS      9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                 11

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                  13

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                SCHOOL SPECIALTY, INC.
              CONSOLIDATED BALANCE SHEETS
   (Dollars in thousands, except per share amounts)

                                             July 29,     April 29,
                                               2000         2000
                                            (unaudited)
  ASSETS
Current assets:
  Cash and cash equivalents                  $  4,378        $  4,151
  Accounts receivable, less allowance for
   doubtful accounts of $1,907 and
   $1,744, respectively                       165,116         76,028
  Inventories                                  86,441         86,117
  Prepaid expenses and other current assets    27,132         28,664
  Deferred taxes                                6,964          6,964
                                             --------       --------
    Total current assets                      290,031        201,924

Property and equipment, net                    54,820         51,725
Intangible assets, net                        217,131        192,744
Deferred taxes                                  1,861          1,861
Other                                           6,402          6,595
                                             --------       --------
   Total assets                              $570,245       $454,849
                                             ========       ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities - long-term debt        $ 14,863       $ 17,391
  Accounts payable                             85,417         48,874
  Accrued compensation                          4,659          8,634
  Accrued restructuring                             -             65
  Other accrued liabilities                    19,067          9,942
                                             --------       --------
    Total current liabilities                 124,006         84,906

Long-term debt                                209,841        144,789
Other                                             128            161
                                             --------       --------
    Total liabilities                         333,975        229,856

Stockholders' equity:
  Preferred stock, $0.001 par value per
    share, 1,000,000 shares authorized;             -             -
    none outstanding
  Common stock, $0.001 par value per share,
    150,000,000 shares authorized and
    17,464,505 shares issued and outstanding       17             17
  Capital paid-in excess of par value         195,997        196,012
  Accumulated other comprehensive loss           (131)           (30)
  Retained earnings                            40,387         28,994
                                             --------       --------
    Total stockholders' equity                236,270        224,993
    Total liabilities and                    --------       --------
      stockholders' equity                   $570,245       $454,849
                                             ========       ========


See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Unaudited)
       (In thousands, except per share amounts)

                                                  For the Three
                                                  Months Ended
                                                July 29,  July 24,
                                                  2000      1999

Revenues                                        $217,067  $194,299
Cost of revenues                                 137,998   121,420
                                                --------  --------
  Gross profit                                    79,069    72,879
Selling, general and administrative expenses      54,962    48,315
                                                --------  --------
  Operating income                                24,107    24,564

Other (income) expense:
  Interest expense                                 3,691     3,168
  Interest income                                    (36)      (38)
  Other                                             (263)       (6)
                                                --------  --------
Income before provision for income taxes          20,715    21,440
Provision for income taxes                         9,322    10,076
                                                --------  --------
Net income                                      $ 11,393  $ 11,364
                                                ========  ========
Weighted average shares outstanding:
  Basic                                           17,465    17,383
  Diluted                                         17,620    17,468
Net income per share:
  Basic                                            $0.65     $0.65
  Diluted                                          $0.65     $0.65



See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited)
                    (In thousands)

                                                         For the Three
                                                         Months Ended
                                                     July 29,   July 24,
                                                       2000       1999

Cash flows from operating activities:
  Net income                                       $ 11,393     $ 11,364
  Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation and amortization expense            3,307        3,049
     Amortization of loan fees and other                236          140
     Gain on disposal of fixed assets                  (184)           -
  Change in current assets and liabilities
    (net of assets acquired and
    liabilities assumed in business
    combinations accounted for under
    the purchase method):
     Accounts receivable                            (84,685)     (64,218)
     Inventory                                        1,317       (6,209)
     Prepaid expenses and other current assets        1,349         (947)
     Accounts payable                                35,738       25,831
     Accrued liabilities                              4,062        8,610
                                                   --------     --------
       Net cash used in operating activities        (27,467)     (22,380)
                                                   --------     --------
Cash flows from investing activities:
  Cash paid in acquisitions, net of cash aquired    (31,316)      (1,085)
  Additions to property and equipment                (3,900)      (1,277)
  Proceeds from the sale of property and equipment    2,485            -
  Other                                                (316)      (1,052)
                                                   --------     --------
       Net cash used in investing activities        (33,047)      (3,414)
                                                   --------     --------
Cash flows from financing activities:
  Proceeds from bank borrowings                     101,150       38,700
  Repayment of bank debt and capital leases         (40,409)     (24,918)
  Proceeds from issuance of common stock                  -        2,233
                                                   --------     --------
       Net cash provided by financing activities     60,741       16,015
                                                   --------     --------
Net income (decrease) in cash and cash equivalents      227       (9,779)
Cash and cash equivalents, beginning of period        4,151        9,779
                                                   --------     --------
Cash and cash equivalents, end of period           $  4,378     $      -
                                                   ========     ========

See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                      (Unaudited)
                    (In thousands)

The  Company entered into certain business combinations
accounted  for under the purchase method in  the  three
months  ended  July 29, 2000, and July 24,  1999.   The
transaction  that occurred in the three  months  ending
July  29,  2000  was  paid  for  using  cash,  and  the
transaction during the three months ended July 24, 1999
was  paid  for using cash and common stock.   The  fair
values  of  the assets and liabilities of the  acquired
companies   at  the  dates  of  the  acquisitions   are
presented as follows:

                                               For the Three
                                               Months Ended
                                             July 29,     July 24,
                                               2000         1999

Accounts receivable                          $  4,403    $  2,015
Inventories                                     1,641         632
Prepaid expenses and other current assets       2,174          46
Property and equipment                            897          85
Intangible assets                              25,813       1,672
Other assets                                        -          13
Short-term debt and capital lease obligations  (1,217)          -
Accounts payable                                 (806)       (837)
Accrued liabilities                            (1,023)       (568)
Long-term capital lease obligations              (566)       (885)
                                             --------    --------
   Net assets acquired                       $ 31,316    $  2,173

Acquisitions were funded as follows:
Cash paid, net of cash acquired              $ 31,316    $  1,085
Common stock                                        -       1,088
                                             --------    --------
   Total                                     $ 31,316    $  2,173
                                             ========    ========



See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
       (In thousands, except per share amounts)

NOTE 1-BASIS OF PRESENTATION

The   accompanying  unaudited  consolidated   financial
statements  have  been  prepared  in  accordance   with
generally  accepted accounting principles  for  interim
financial information and with the instructions to Form
10-Q  and  Rule 10-01 of Regulation S-X.   Accordingly,
they  do  not  include  all  of  the  information   and
footnotes  required  by generally  accepted  accounting
principles  for complete financial statements.  In  the
opinion  of management, all adjustments (consisting  of
normal recurring accruals) considered necessary  for  a
fair  presentation  have been  included.   The  Balance
Sheet at April 29, 2000, has been derived from the Company's audited financial statements for the fiscal year ended April 29, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 29, 2000.

NOTE 2-STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the three months ended July 29, 2000, were as follows:

          Stockholders' equity balance at April 29, 2000    $224,993
          Net income                                          11,393
          Other                                                 (116)
                                                            --------
          Stockholders' equity balance at July 29, 2000     $236,270
                                                            ========
NOTE 3-EARNINGS PER SHARE

The   following  information  presents  the   Company's
computations of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS") for the periods presented in the consolidated statements of operations:

                                     Income        Share      Per Share
                                   (Numerator)  (Denominator)   Amount

Three months ended July 29, 2000:
Basic EPS                            $11,393       17,465      $  0.65
Effect of dilutive employee stock                              =======
 options                                   -          155
                                     -------       ------
Diluted EPS                          $11,393       17,620      $  0.65
                                     =======       ======      =======
Three months ended July 24, 1999:
Basic EPS                            $11,364       17,383      $  0.65
Effect of dilutive employee stock                              =======
 options                                   -           85
                                     -------       ------      -------
Diluted EPS                          $11,364       17,468      $  0.65
                                     =======       ======      =======

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

                SCHOOL SPECIALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
       (In thousands, except per share amounts)


NOTE 5-BUSINESS COMBINATIONS

On  June  30,  2000,  the Company acquired  100%  of  a
company,  which  was accounted for under  the  purchase
method  of  accounting, for a cash  purchase  price  of
$32,000,  resulting in goodwill of $25,813, which  will
be  amortized  over  40 years.   The  results  of  this
acquisition have been included in the Company's results from the date of acquisition.

During  fiscal 2000, the Company purchased  100%  of  a
company,  and  certain assets of another company.   The
results of these acquisitions have been included in the
Company's  results  from  their  respective  dates   of
acquisition.   The  pro-forma  results  of  the   later
transaction are not included in the table below due to immateriality.

The  following  information presents the unaudited  pro
forma  results  of operations of the  Company  for  the
three months ended July 29, 2000 and July 24, 1999, and
includes   the   Company's  consolidated   results   of
operations  and  the results of the companies  acquired
during fiscal 2001 and fiscal 2000 acquisitions  as  if
all  such  purchase acquisitions had been made  at  the
beginning of fiscal 2000.  The results presented  below
include  certain pro forma adjustments to  reflect  the
amortization  of  intangible  assets,  adjustments   to
interest expense, and the inclusion of an income tax provision on all earnings:

                                             Three Months Ended
                                             July 29,  July 24,
                                               2000      1999

Revenues                                     $222,571  $198,985
Net income                                     11,595    11,718

Net income per share:
  Basic                                         $0.66     $0.67
  Diluted                                       $0.66     $0.67

The  unaudited  pro  forma results  of  operations  are
prepared  for  comparative purposes  only  and  do  not
necessarily  reflect  the  results  that   would   have
occurred had the acquisitions occurred at the beginning of fiscal 2000 or the results that may occur in the future.

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

                SCHOOL SPECIALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
       (In thousands, except per share amounts)

During  the  third quarter of fiscal 2000, the  Company
modified   its   segment   reporting   by   identifying
information for a third business segment, the  Internet
business   segment.   This  segment  includes  business
generated by products supplied through the Internet and
products supplied for use with the Internet.  Effective
October 24, 1999 (the beginning of fiscal 2000's  third
quarter),   the  Company  began  to  separately   track
financial  information  for this  segment,  and  assign
certain  management  personnel the  responsibility  for
monitoring  this  information  and  focusing   on   the
expansion  of  the  Company's Internet  business.   The
Company  is  unable  to segregate information  for  the
Internet business segment for the first two quarters of
fiscal  2000; therefore, results for this  segment  for
those periods are included in both the Traditional  and
Specialty   business  segments.  The  following   table
presents segment information:

                                                 Three Months Ended
                                                 July 29,   July 24,
                                                   2000       1999
Revenues:
  Traditional                                   $130,966    $121,239
  Specialty                                       86,101      73,060
  Internet                                         9,158           -
  Inter-company revenue elimination               (9,158)          -
                                                --------    --------
    Total                                       $217,067    $194,299
                                                ========    ========
Operating profit (loss) and income before taxes:
  Traditional                                   $ 15,320    $ 16,220
  Specialty                                       12,591      11,479
  Internet                                        (1,048)          -
                                                --------    --------
    Total                                         26,863      27,699
  General corporate expense                        2,756       3,135
  Interest expense and other                       3,392       3,124
                                                --------    --------
  Income before taxes                           $ 20,715    $ 21,440
                                                ========    ========
Identifiable assets (at quarter end):
  Traditional                                   $303,263    $309,229
  Specialty                                      229,209     179,407
  Internet                                         9,349           -
                                                --------    --------
    Total                                        541,821     488,636
  Corporate assets                                28,424      14,311
                                                --------    --------
    Total                                       $570,245    $502,947
                                                ========    ========
Depreciation and amortization:
  Traditional                                   $  1,334    $  1,712
  Specialty                                        1,240       1,180
  Internet                                           482           -
                                                --------    --------
    Total                                          3,056       2,892
  Corporate                                          251         157
                                                --------    --------
    Total                                       $  3,307    $  3,049
                                                ========    ========
Expenditures for property and equipment:
  Traditional                                   $    581    $     66
  Specialty                                        1,509       1,087
  Internet                                         1,273           -
                                                --------    --------
    Total                                          3,363       1,153
  Corporate                                          537         124
                                                --------    --------
    Total                                       $  3,900    $  1,277
                                                ========    ========

                SCHOOL SPECIALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
       (In thousands, except per share amounts)


NOTE 7-RESTRUCTURING COSTS

During  the second quarter of fiscal 1999, the  Company
recorded  a  $4,200  restructuring  charge,  which   is
discussed in the fiscal 2000 Form 10-K. This charge was
for   the   Company's  plan  to  consolidate   existing
warehousing,  customer  service and  sales  operations.
Under this restructuring plan, which was completed during the first quarter of fiscal 2001, the Company eliminated approximately 240 jobs. No employees were terminated under the plan for the three months ended
July 29, 2000 and July 24, 1999.

Selected   information  related  to  the  restructuring
reserve follows:

                                   Employee     Facility     Other Asset
    Restructuring charge          Termination  Closure and   Write-downs
       (in thousands)              Benefits   Consolidation   and Costs  Total


April 24, 1999 liability balance    $ 1,285      $ 1,101       $   366  $ 2,752

Utilizations:

  First quarter, fiscal 2000           (351)         (47)            -     (398)
  Second quarter, fiscal 2000          (236)        (122)          (54)    (412)
  Third quarter, fiscal 2000           (396)        (531)            -     (927)
  Fourth quarter, fiscal 2000          (262)        (384)         (304)    (950)
                                    --------     --------      -------- --------
April 29, 2000 liability balance    $    40      $    17       $     8  $    65

Utilizations:

  First quarter, fiscal 2001            (40)         (17)           (8)     (65)
                                    --------     --------      --------  -------
July 29, 2000 liability balance     $     -      $     -       $     -   $    -

ITEM  2.    Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations

Results of Operations

     The following table sets forth various items as a percentage of revenues on a historical basis.

                                                   Three Months Ended
                                                 July 29,    July 24,
                                                   2000        1999

Revenues                                          100.0%    100.0%
Cost of revenues                                   63.6      62.5
                                                  ------    ------
  Gross profit                                     36.4      37.5
Selling, general and administrative expenses       25.3      24.9
                                                  ------    ------
  Operating income                                 11.1      12.6
Interest expense and other                          1.6       1.6
                                                  ------    ------
Income before provision for income taxes            9.5      11.0
Provision for income taxes                          4.3       5.2
                                                  ------    ------
Net income                                          5.2%      5.8%
                                                  ======    ======

Three  Months  Ended July 29, 2000  Compared  to  Three
Months Ended July 24, 1999

Revenues

Revenues  increased 11.7% from $194.3 million  for  the
three months ended July 24, 1999, to $217.1 million for
the  three  months ended July 29, 2000.  This  increase
was  primarily due to strong growth in all segments  of
the   business.  The  specialty  segment  grew   17.8%,
traditional  8.0%  and the Internet  segment  delivered
$9.2 million in revenue. Growth in the traditional and specialty segments is primarily due to increased market penetration and an increase in proprietary product offering and revenue.

Gross Profit

Gross profit increased 8.5% from $72.9 million or 37.5%
of revenues for the three months ended July 24, 1999 to
$79.1 million or 36.4% of revenues for the three months
ended  July  29,  2000.  Increase in  gross  profit  is
primarily  due to an increase in revenue. Gross  margin
as  a percent of revenue was 36.4% as compared to 37.5%
in  fiscal  2000's first quarter. The change  in  gross
margin as a percent of revenue is due primarily  to  1)
product  mix  in  the  traditional segment,  driven  by
revenue  growth in the lighter-margin furniture  lines;
2) growth in Internet revenue, which is typically lower-
gross   margin   business  than  the  traditional   and
specialty  segments; and 3) a slight margin decline  in
the   specialty  segment,  driven  by  modest   pricing
adjustments   to  facilitate  revenue  growth   through
enhanced geographic market penetration.

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

Selling,  general and administrative expenses increased
13.8%  from $48.3 million or 24.9% of revenues for  the
three  months ended July 24, 1999, to $55.0 million  or
25.3%  of revenues for the three months ended July  29,
2000.  Increase  in selling, general and administrative
expenses  is  primarily due to an increase in  variable
costs  related to increased revenue and investments  in
infrastructure   to   develop  the  Internet   segment.
Increase   in   selling,  general  and   administrative
expenses as a percent of revenues is primarily  due  to
growth  in  the specialty segment, which typically  has
higher selling, general and administrative expenses  as
a   percentage  of  revenue  than  our  other  business
segments,  and  expenses  incurred  in  developing  the
Internet  segment.  These  incremental  expenses   were
partially offset by a reduction in general corporate expense.

Interest Expense

Interest  expense,  net of interest  income,  increased
$0.5 million from $3.1 million or 1.6% of revenues for the three months ended July 24, 1999 to $3.7 million or 1.6% of revenues for the three months ended July 29, 2000. Increase in interest expense is primarily due to a slight increase in our effective borrowing rate and an increase in debt due to debt assumed and cash paid to acquire a company during the first quarter of fiscal
2001.

Provision for Income Taxes

Provision  for income taxes for the three months  ended
July  29, 2000 decreased 7.5% or $0.8 million over  the
three months ended July 24, 1999, reflecting income tax
rates  of  45.0% and 47.0% for the three  months  ended
July  29,  2000  and July 24, 1999, respectively.   The
effective tax rate of 45.0% in the first quarter of fiscal 2001 as compared to 47.0% in the first quarter of fiscal 2000 is due to reduced state taxes and a smaller percentage impact of non-deductible goodwill amortization. The higher effective tax rate, compared to the federal statutory rate of 35.0%, is primarily due to state income taxes and non-deductible goodwill amortization.

Liquidity and Capital Resources

At  July  29,  2000, we had working capital  of  $166.0
million.   Our  capitalization at  July  29,  2000  was
$460.0  million  and consisted of bank debt  of  $223.7
million and stockholders' equity of $236.3 million.

We  have  a  five-year secured $350  million  revolving
credit  facility with Bank of America, N.A.  The credit
facility has a $100 million term loan payable quarterly
over   five  years  commencing  in  January  1999   and
revolving  loans  which mature on September  30,  2003.
The  amount outstanding as of July 29, 2000  under  the
credit   facility  was  approximately  $223.7  million,
consisting  of  $143.8  million outstanding  under  the
revolving  loan  portion  of  the  facility  and  $79.9
million outstanding under the term loan portion of  the
facility.   Borrowings under the  credit  facility  are
usually significantly higher during our first and second quarters to meet the working capital needs of our peak selling season. To accommodate our business growth, we intend, as necessary, to make immaterial changes to certain financial and other covenants under the credit facility.

On  October 28, 1998, we entered into an interest  rate
swap  agreement with the Bank of New York covering  $50
million  of  the  outstanding  credit  facility.    The
agreement fixes the 30 day LIBOR interest rate at 4.37%
per annum on the $50 million notional amount and has  a
three year term that may be canceled by the Bank of New
York  on the second anniversary.  As of July 29,  2000,
our  effective  interest rate on borrowings  under  our
credit  facility was approximately 8.4%  excluding  the
effect  of  the  swap agreement and 7.8% including  the
effect  of the swap agreement.  During the quarter,  we
had  net borrowings under our credit facility of  $61.8
million, which were used primarily to meet our seasonal
working   capital  requirements,   and   to   fund   an
acquisition and capital expenditures.

We anticipate that our cash flow from operations and borrowings available from our existing bank credit facility will be sufficient to meet our liquidity requirements for our operations (including anticipated capital expenditures) and our debt service obligations for the remainder of the fiscal year.

During  the three months ended July 29, 2000, net  cash
used  in operating activities was $27.5 million.   This
net  use  of  cash by operating activities  during  the
period is indicative of the high seasonal nature of our
business, with sales occurring in the first and  second
quarter  of  the fiscal year and cash receipts  in  the
second  and third quarters.  Net cash used in investing
activities  was $33.0 million, including $31.3  million
for  an  acquisition and $3.9 million for additions  to
property  and  equipment, offset  by  $2.5  million  in
proceeds  from the sale of a closed warehouse facility.
Net  cash  provided by financing activities  was  $60.7
million, which consisted primarily of borrowings under our credit facility.

During  the three months ended July 24, 1999, net  cash
used  in operating activities was $22.4 million.   This
net use of cash by operating activities during the period is indicative of the high seasonal nature of our business, with sales occurring in the first and second quarter of the fiscal year and cash receipts in the second and third quarters. Net cash used in investing activities was $3.4 million, including $1.1 million for an acquisition and $1.3 million for additions to property and equipment. Net cash provided by financing activities was $16.0 million, which consisted primarily of borrowings under our credit facility.

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

Forward-Looking Statements

Statements  in  this  report  which  are  not  strictly
historical  are "forward looking."  In accordance  with
the  Private Securities Litigation Reform Act of  1995,
we  can  obtain  a  "safe-harbor"  for  forward-looking
statements  by  identifying  those  statements  and  by
accompanying    those   statements   with    cautionary
statements  which  identify factors  that  could  cause
actual  results to differ materially from those in  the
forward-looking statements.  Accordingly, the foregoing
"Management's  Discussions and  Analysis  of  Financial
Condition and Results of  Operations" contains  certain
forward-looking statements relating to growth plans and
projected  revenues, earnings and  costs.   Our  actual
results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include those factors identified in Item 1, "Business - Forward
Looking  Statements," contained in the  Company's  Form
10-K for the year ended April 29, 2000, which factors are incorporated herein by reference to such Form 10-K.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For  information as to our Quantitative and Qualitative
Disclosures  about Market Risk, please see  our  Annual
Report  on  Form 10-K for the fiscal year ending  April
29, 2000. There have been no material changes in our quantitative or qualitative exposure to market risk since the end of fiscal 2000.

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit No.    Description
     10.1           Amendment No. 1 to Amended and Restated
                    Credit Agreement dated as of May 12, 2000
     27.1           Financial Data Schedule

(b)  Reports on Form 8-K.

     We did not file any reports on Form 8-K during the quarter.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SCHOOL SPECIALTY, INC.
                                (Registrant)


            08/28/00               /s/ Daniel P. Spalding
           ---------              ----------------------------------------------
             Date                 Daniel P. Spalding
                                  Chairman of the Board, Chief Executive Officer
                                  (Principal Executive Officer)


            08/28/00               /s/ Mary M. Kabacinski
            --------              ----------------------------------------------
             Date                 Mary M. Kabacinski
                                  Executive Vice President,
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                   INDEX TO EXHIBITS


                   Exhibit No.     Description

                     10.1          Amendment No. 1 to Amended and
                                   Restated Credit Agreement dated as
                                   of May 12, 2000

                     27.1          Financial Data Schedule