Form 10-Q
period 2000-10-28
SCHOOL SPECIALTY INC
filed 2000-12-04
CIK 1055454

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                 Washington, DC  20549


                       FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED OCTOBER 28, 2000.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     TRANSITION PERIOD FROM __________ TO __________

          Commission File Number:  000-24385



                SCHOOL SPECIALTY, INC.
(Exact Name of Registrant as Specified in its Charter)

     Wisconsin                                      39-0971239
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

                 Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
         Class                              December 1, 2000
Common Stock, $0.001 par value                 17,465,938

                SCHOOL SPECIALTY, INC.

                  INDEX TO FORM 10-Q

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000


PART I -  FINANCIAL INFORMATION
                                                                  Page
                                                                 Number
ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets at October 28, 2000
            (Unaudited) and April 29, 2000                         1

          Unaudited Consolidated Statements of Operations
            for the Three Months Ended October 28, 2000
            and October 23, 1999 and for the Six Months
            Ended October 28, 2000 and October 23, 1999            2

          Unaudited Consolidated Statements of Cash Flows
            for the Six Months Ended October 28, 2000
            and October 23, 1999                                   3

          Notes to Unaudited Consolidated Financial Statements     5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                     11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                             14

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS               15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                        16

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                SCHOOL SPECIALTY, INC.
              CONSOLIDATED BALANCE SHEETS
   (Dollars in thousands, except per share amounts)

                                              October 28,    April 29,
                                                 2000          2000
                                             (unaudited)
    ASSETS
Current assets:
  Cash and cash equivalents                   $  5,776       $  4,151
  Accounts receivable, less allowance for
   doubtful accounts of $1,643 and
   $1,744, respectively                        165,287         76,028
  Inventories                                   53,889         86,117
  Prepaid expenses and other current assets     30,314         28,664
  Deferred taxes                                 6,964          6,964
                                              --------       --------
   Total current assets                        262,230        201,924

Property and equipment, net                     56,032         51,725
Intangible assets, net                         215,607        192,744
Deferred taxes                                   1,861          1,861
Other..                                          6,371          6,595
                                              --------       --------
   Total assets                               $542,101       $454,849
                                              ========       ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities - long-term debt         $ 14,838       $ 17,391
  Accounts payable                              44,154         48,874
  Accrued compensation                           9,538          8,634
  Other accrued liabilities                     11,175          8,792
  Accrued income taxes                          14,641          1,150
  Accrued restructuring                              -             65
                                              --------       --------
   Total current liabilities                    94,346         84,906

Long-term debt                                 198,590        144,789
Other..                                             95            161
                                              --------       --------
   Total liabilities                           293,031        229,856

Stockholders' equity:
  Preferred stock, $0.001 par value per
   share, 1,000,000 shares authorized;
   none outstanding                                  -              -
  Common stock, $0.001 par value per share,
   150,000,000 shares authorized and
   17,465,005 and 17,464,505 shares
   issued and outstanding                           17             17
  Capital paid-in excess of par value          195,998        196,012
  Accumulated other comprehensive loss            (234)           (30)
  Retained earnings                             53,289         28,994
                                              --------       --------
   Total stockholders' equity                  249,070        224,993
                                              --------       --------
   Total liabilities and stockholders' equity $542,101       $454,849
                                              ========       ========


See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Unaudited)
       (In thousands, except per share amounts)

                               For the Three                For the Six
                               Months Ended                 Months Ended
                         October 28,   October 23,    October 28,   October 23,
                            2000          1999           2000          1999

Revenues                  $240,539      $231,588       $457,606      $425,887
Cost of revenues           155,026       148,675        293,024       270,095
                          --------      --------       --------      --------
   Gross profit             85,513        82,913        164,582       155,792
Selling, general and
 administrative expenses    57,731        56,212        112,693       104,527
                          --------      --------       --------      --------
   Operating income         27,782        26,701         51,889        51,265

Other (income) expense:
   Interest expense          4,605         3,695          8,296         6,863
   Interest income             (28)          (33)           (64)          (71)
   Other                       (34)           17           (297)           11
                          --------      --------       --------      --------
Income before provision
 for income taxes           23,239        23,022         43,954        44,462
Provision for income taxes  10,337        10,838         19,659        20,914
                          --------      --------       --------      --------
Net income                $ 12,902      $ 12,184       $ 24,295      $ 23,548
                          ========      ========       ========      ========

Weighted average shares
 outstanding:
   Basic                    17,465        17,433         17,465        17,408
   Diluted                  17,735        17,438         17,665        17,423

Net income per share:
   Basic                     $0.74         $0.70          $1.39         $1.35
   Diluted                   $0.73         $0.70          $1.38         $1.35


See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited)
                    (In thousands)

                                                           For the Six
                                                           Months Ended
                                                     October 28,   October 23,
                                                        2000          1999

Cash flows from operating activities:
  Net income                                          $ 24,295      $ 23,548
  Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization expense               6,860         6,259
     Amortization of loan fees and other                   357           379
     Gain on disposal of fixed assets                     (184)            -
  Change in current assets and liabilities
   (net of assets acquired and liabilities
   assumed in business combinations accounted
   for under the purchase method):
     Accounts receivable                               (84,856)     (94,086)
     Inventory                                          33,869       27,310
     Prepaid expenses and other current assets          (2,025)       2,457
     Accounts payable                                   (5,527)       3,419
     Accrued liabilities                                15,690       13,417
                                                      --------     --------
       Net cash used in operating activities           (11,521)     (17,297)
                                                      --------     --------

Cash flows from investing activities:
  Cash paid in acquisitions, net of cash aquired       (31,316)      (1,085)
  Additions to property and equipment                   (6,894)      (7,784)
  Proceeds from the sale of property and equipment       2,485            -
  Other                                                   (602)        (878)
                                                      --------     --------
       Net cash used in investing activities           (36,327)      (9,747)
                                                      --------     --------

Cash flows from financing activities:
  Proceeds from bank borrowings                        173,797      115,900
  Repayment of bank debt and capital leases           (124,332)     (94,619)
  Proceeds from exercise of stock options                    8            -
  Proceeds from issuance of common stock                     -        2,225
                                                      --------     --------
       Net cash provided by financing activities        49,473       23,506
                                                      --------     --------

Net increase (decrease) in cash and cash equivalents     1,625       (3,538)
Cash and cash equivalents, beginning of period           4,151        9,779
                                                      --------     --------
Cash and cash equivalents, end of period              $  5,776     $  6,241
                                                      ========     ========


See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                      (Unaudited)
                    (In thousands)

The  Company entered into certain business combinations
accounted  for  under the purchase method  in  the  six
months  ended October 28, 2000, and October  23,  1999.
The  transaction that occurred in the six months ending
October  28,  2000  was paid for using  cash,  and  the
transaction  during the six months  ended  October  23,
1999  was  paid for using cash and common  stock.   The
fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                           For the Six
                                                           Months Ended
                                                     October 28,   October 23,
                                                        2000          1999

Accounts receivable                                   $  4,403      $  2,016
Inventories                                              1,641           632
Prepaid expenses and other current assets                2,174            46
Property and equipment                                     897            85
Intangible assets                                       25,813         1,700
Other assets                                                 -            13
Short-term debt and capital lease
 obligations and long-term debt                         (1,217)            -
Accounts payable                                          (806)         (837)
Accrued liabilities                                     (1,023)         (597)
Long-term capital lease obligations                       (566)         (885)
                                                      --------      --------
   Net assets acquired                                $ 31,316      $  2,173
                                                      ========      ========

Acquisitions were funded as follows:
Cash paid, net of cash acquired                       $ 31,316      $  1,085
Common stock                                                 -         1,088
                                                      --------      --------
   Total                                              $ 31,316      $  2,173
                                                      ========      ========


See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
       (In thousands, except per share amounts)


NOTE 1-BASIS OF PRESENTATION

The   accompanying  unaudited  consolidated   financial
statements  have  been  prepared  in  accordance   with
generally  accepted accounting principles  for  interim
financial information and the instructions to Form 10-Q
and Rule 10-01 of Regulation S-X.  Accordingly, they do
not  include  all  of  the  information  and  footnotes
required  by  generally accepted accounting  principles
for  complete financial statements. In the  opinion  of
management,  all  adjustments  (consisting  of   normal
recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at April 29, 2000, has been derived from the Company's audited financial statements for the fiscal year ended
April 29, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 29, 2000.

NOTE 2-STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Changes in stockholders' equity during the six   months
ended October 28, 2000, were as follows:

          Stockholders' equity balance at April 29, 2000            $224,993
          Net income                                                  24,295
          Other                                                         (218)
          Stockholders' equity balance at October 28, 2000          $249,070

Comprehensive income for the periods presented in the consolidated statements of operations were as follows:

                               For the Three                For the Six
                               Months Ended                 Months Ended
                          October 28,   October 23,   October 28,   October 23,
                             2000          1999          2000          1999

Net income                  $12,902       $12,184       $24,295       $23,548
Other comprehensive loss:
 Cumulative translation
  adjustment                   (103)            -          (204)          (77)
                            -------       -------       -------       -------
Total comprehensive income  $12,799       $12,184       $24,091       $23,541
                            =======       =======       =======       =======

   (The remainder of this page is intentionally left blank.)

                SCHOOL SPECIALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
       (In thousands, except per share amounts)

NOTE 3-EARNINGS PER SHARE

The   following  information  presents  the   Company's
computations of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS") for the periods presented in the consolidated statements of operations:

                                           Income         Share      Per Share
                                         (Numerator)  (Denominator)    Amount
  Three months ended October 28, 2000:
Basic EPS                                  $ 12,902         17,465    $  0.74
                                                                      =======
Effect of dilutive employee stock options         -            270
                                           --------       --------
Diluted EPS                                $ 12,902         17,735       0.73
                                           ========       ========    =======

Three months ended October 23, 1999:
Basic EPS                                  $ 12,184         17,433       0.70
                                                                      =======
Effect of dilutive employee stock options         -              5
                                           --------       --------
Diluted EPS                                $ 12,184         17,438       0.70
                                           ========       ========    =======

Six months ended October 28, 2000:
Basic EPS                                  $ 24,295         17,465       1.39
                                                                      =======
Effect of dilutive employee stock options         -            200
                                           --------       --------
Diluted EPS                                $ 24,295         17,665       1.38
                                           ========       ========    =======

Six months ended October 23, 1999:
Basic EPS                                  $ 23,548         17,408       1.35
                                                                      =======
Effect of dilutive employee stock options         -             15
                                           --------       --------
Diluted EPS                                $ 23,548         17,423       1.35
                                           ========       ========    =======

The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 4-ACCOUNTING PRONOUNCEMENTS

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

                SCHOOL SPECIALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
       (In thousands, except per share amounts)


NOTE 5-BUSINESS COMBINATIONS

On  June  30,  2000,  the Company acquired  100%  of  a
company,  which  was accounted for under  the  purchase
method  of  accounting, for a cash  purchase  price  of
$32,000,  which  is  subject to  change,  resulting  in
goodwill  of $25,813, which will be amortized  over  40
years.   The  results  of  this acquisition  have  been
included in the Company's results from the date of acquisition.

During  fiscal 2000, the Company purchased  100%  of  a
company,  and  certain assets of another company.   The
results of these acquisitions have been included in the
Company's  results  from  their  respective  dates   of
acquisition.   The  pro-forma  results  of  the  latter
transaction are not included in the table below due to immateriality.

The  following information presents the unaudited  pro-
forma  results  of operations of the  Company  for  the
three and six months ended October 28, 2000 and October
23,  1999,  and  includes  the  Company's  consolidated
results  of operations and the results of the companies
acquired during fiscal 2001 and fiscal 2000 as  if  all
such  purchase  acquisitions  had  been  made  at   the
beginning of fiscal 2000.  The results presented  below
include  certain pro-forma adjustments to  reflect  the
amortization  of  intangible  assets,  adjustments   to
interest expense, and the inclusion of an income tax provision on all earnings:

                             Three Months Ended            Six Months Ended
                          October 28,   October 23,   October 28,   October 23,
                             2000          1999          2000          1999

Revenues                   $240,539      $236,151      $463,110      $435,136
Net income                   12,902        12,858        24,705        24,761

Net income per share:
 Basic                        $0.74         $0.74         $1.41         $1.42
 Diluted                      $0.73         $0.74         $1.40         $1.42

The  unaudited  pro-forma  results  of  operations  are
prepared  for  comparative purposes  only  and  do  not
necessarily  reflect  the  results  that   would   have
occurred had the acquisitions occurred at the beginning of fiscal 2000 or the results that may occur in the future.

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


 [The remainder of this page is intentionally left blank.]

                SCHOOL SPECIALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
       (In thousands, except per share amounts)


                               Three Months Ended           Six Months Ended
                            October 28,   October 23, October 28,   October 23,
                               2000          1999        2000          1999
Revenues:
  Traditional                $148,879      $148,119    $279,846      $269,358
  Specialty                    91,660        83,469     177,760       156,529
  Internet                      7,739             -      16,897             -
  Inter-company revenue
   elimination                 (7,739)            -     (16,897)            -
                             --------      --------    --------      --------
    Total                    $240,539      $231,588    $457,606      $425,887
                             ========      ========    ========      ========

Operating profit (loss) and
 income before taxes:
  Traditional                $ 17,326      $ 17,236    $ 32,646      $ 33,456
  Specialty                    13,032        12,508      25,623        23,987
  Internet                       (508)            -      (1,566)            -
                             --------      --------    --------      --------
    Total                      29,850        29,744      56,713        57,443
  General corporate expense     2,068         3,043       4,824         6,178
  Interest expense and other    4,543         3,679       7,935         6,803
                             --------      --------    --------      --------
  Income before taxes        $ 23,239      $ 23,022    $ 43,954      $ 44,462
                             ========      ========    ========      ========

Identifiable assets (at
 quarter end):
  Traditional                $277,518      $292,670    $277,518      $292,670
  Specialty                   221,593       191,799     221,593       191,799
  Internet                     11,376             -      11,376             -
                             --------      --------    --------      --------
    Total                     510,487       484,469     510,487       484,469
  Corporate assets             31,614        20,945      31,614        20,945
                             --------      --------    --------      --------
    Total                    $542,101      $505,414    $542,101      $505,414
                             ========      ========    ========      ========

Depreciation and amortization:
  Traditional                $  1,326      $  1,645    $  2,660      $  3,357
  Specialty                     1,433         1,334       2,673         2,514
  Internet                        506             -         988             -
                             --------      --------    --------      --------
    Total                       3,265         2,979       6,321         5,871
  Corporate                       288           231         539           388
                             --------      --------    --------      --------
    Total                    $  3,553      $  3,210    $  6,860      $  6,259
                             ========      ========    ========      ========

Expenditures for property
 and equipment:
  Traditional                $    370      $  2,954    $    951      $  3,020
  Specialty                       581         1,432       2,090         2,519
  Internet                      1,560             -       2,833             -
                             --------      --------    --------      --------
    Total                       2,511         4,386       5,874         5,539
  Corporate                       483         2,121       1,020         2,245
                             --------      --------    --------      --------
    Total                    $  2,994      $  6,507    $  6,894      $  7,784
                             ========      ========    ========      ========

                SCHOOL SPECIALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
       (In thousands, except per share amounts)



NOTE 7- SUBSEQUENT EVENTS

On October 30, 2000, the Company's interest rate swap agreement with the Bank of New York was canceled by the Bank of New York under the terms of the October 28, 1998 swap agreement. The swap agreement, which fixed the 30-day LIBOR interest rate at 4.37% per annum on a $50,000 notional amount, was for a three-year term, cancelable by the Bank on the second anniversary.

On  November  3,  2000,  the  Company  entered  into  a
sale/leaseback    transaction   for    the    Company's
distribution centers in Mansfield, Ohio and Agawam, Massachusetts. The transaction netted approximately
$17,500 in cash, which was used to reduce outstanding borrowings under the Company's credit facility.

On  November 13, 2000, the Company signed a  letter  of
intent  to sell Don Gresswell, Ltd., a U.K. subsidiary.
The   proposed  transaction,  a  sale  of   stock   for
approximately $4,700 in cash, is subject to certain contingencies and is expected to close in December
2000.

On  November  22, 2000, the Company purchased  the  net
assets  of  the  wholesale  division  of  J.L.  Hammett
Company.  The  purchase  price,  which  is  subject  to
change,  was approximately $79,000 and will  result  in
goodwill  of  approximately $45,000.  As  part  of  the
agreement,  the  Company entered  into  five-year  non-
compete agreements with two management shareholders  of
J.L.  Hammett  Company for cash consideration  of  $2.8
million. The transaction and non-compete agreements were funded through borrowings under the Company's existing credit facility.

In November 2000, the Company entered into an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable. At November 22, 2000 a $50,000 interest was sold under this agreement with proceeds used to reduce the amount outstanding on the Company's credit facility. The borrowing rate on the trade accounts receivable interest is expected to be lower than the average rate on the Company's credit facility.


 [The remainder of this page is intentionally left blank.]

  ITEM  2.   Management's Discussion  and  Analysis  of
Financial Condition and Results of Operations

Results of Operations

     The following table sets forth various items as a percentage of revenues on a historical basis.

                              Three Months Ended          Six Months Ended
                          October 28,   October 23,   October 28,   October 23,
                             2000          1999          2000          1999

Revenues                     100.0%        100.0%        100.0%        100.0%
Cost of revenues              64.4          64.2          64.0          63.4
                             -----         -----         -----         -----
   Gross profit               35.6          35.8          36.0          36.6
Selling, general and
 administrative expenses      24.0          24.3          24.7          24.6
                             -----         -----         -----         -----
   Operating income           11.5          11.5          11.3          12.0
Interest expense and other     1.8           1.5           1.7           1.6
                             -----         -----         -----         -----
Income before provision for
 income taxes                  9.7          10.0           9.6          10.4
Provision for income taxes     4.3           4.7           4.3           4.9
                             -----         -----         -----         -----
Net income                     5.4%          5.3%          5.3%          5.5%
                             =====         =====         =====         =====

Three  Months Ended October 28, 2000 Compared to  Three
Months Ended October 23, 1999

Revenues

Revenues  increased 3.9% from $231.6  million  for  the
three  months ended October 23, 1999, to $240.5 million
for  the  three  months ended October 28,  2000.   This
increase was primarily due to growth in the specialty and the Internet segments and revenues from Global
Video,  LLC,  which  was acquired  on  June  30,  2000.
Revenue growth for fiscal 2001's second quarter as compared to fiscal 2000's second quarter was impacted by fiscal 2000 being a 53-week year. This moved four heavy shipping days that were in fiscal 2000's second quarter to fiscal 2001's first quarter, resulting in strong revenue growth in fiscal 2001's first quarter and modest growth in fiscal 2001's second quarter.
Revenue growth for the six months ended October 28, 2000 was 7.4%.

Gross Profit

Gross profit was $85.5 million or 35.6% of revenues for
the three months ended October 28, 2000, an increase of
$2.6 million, or 3.1% over fiscal 2000's second quarter
of $82.9 million or 35.8% of revenues.  The increase in
gross  profit  was  primarily due  to  an  increase  in
revenues.  The change in gross profit as a  percent  of
revenues  was due primarily to 1) product  mix  in  the
traditional  segment, driven by revenue growth  in  the
lighter-margin project and furniture lines;  2)  growth
in  Internet  revenues, which is typically  lower-gross
margin  business  than  the traditional  and  specialty
segments; and 3) an increase in specialty segment gross
margin,  benefited  by gross margin  expansion  in  the
Childcraft  division  (driven  by  improved   operating
efficiencies) and the acquisition of Global Video, LLC, which has higher gross margins than most of our other specialty businesses.

Selling, General and Administrative Expenses

Selling,  general  and administrative expenses  include
selling  expenses  (the most significant  component  of
which  is  sales  wages  and  commissions),  operations
expenses  (which  includes customer service,  warehouse
and   outbound   transportation  costs   on   warehouse
shipments),  catalog  costs and general  administrative
overhead    (which   includes   information    systems,
accounting,  legal,  human  resources,  marketing   and
purchasing expense).

Selling,  general and administrative expenses increased
2.7%  from $56.2 million or 24.3% of revenues  for  the
three  months ended October 23, 1999, to $57.7  million
or 24.0% of revenues for the three months ended October
28,   2000.  The  increase  in  selling,  general   and
administrative  expenses  was  primarily  due   to   an
increase   in  variable  costs  related  to   increased
revenues  and investments in infrastructure to  develop
the  Internet segment. The decrease in
selling,  general  and  administrative  expenses  as  a
percent of revenues was primarily due to a reduction in
general  corporate expense  combined   with   increased
operating efficiencies in the traditional and specialty segments.

Interest Expense

Interest  expense,  net of interest  income,  increased
$0.9 million from $3.7 million or 1.5% of revenues  for
the three months ended October 23, 1999 to $4.6 million
or  1.8% of revenues for the three months ended October
28,   2000.   The  increase  in  interest  expense  was
primarily due to a slight increase in our effective borrowing rate and an increase in debt due to debt assumed and cash paid to acquire Global Video, LLC during the first quarter of fiscal 2001.

Provision for Income Taxes

Provision  for income taxes for the three months  ended
October 28, 2000 decreased 0.5% or $0.5 million over the three months ended October 23, 1999, reflecting income tax rates of 44.5% and 47.1% for the three months ended October 28, 2000 and October 23, 1999, respectively. The effective tax rate of 44.5% in the second quarter of fiscal 2001 as compared to 47.1% in the second quarter of fiscal 2000 is due to reduced state taxes and a smaller percentage impact of non-deductible goodwill amortization. The higher effective tax rate, compared to the federal statutory rate of 35.0%, was primarily due to state income taxes and non-deductible goodwill amortization.

Six  Months Ended October 28, 2000 Compared to the  Six
Months Ended October 23, 1999

Revenues

Revenues increased 7.4% from $425.9 million for the six
months  ended October 23, 1999, to $457.6  million  for
the  six  months ended October 28, 2000.   Increase  in
revenues was primarily driven by growth in all segments
of  the  business.  The specialty segment  grew  13.6%,
traditional  3.9%  and the Internet  segment  delivered
$16.9  million  in  revenues. Growth in  the  specialty
segment revenues was primarily due to increased  market
penetration,   an   increase  in  proprietary   product
offering   and   revenues,  and  the  June   30,   2000
acquisition of Global Video, LLC.

Gross Profit

Gross  profit  increased 5.6% from  $155.8  million  or
36.6% of revenues for the six months ended October  23,
1999 to $164.6 million or 36.0% of revenues for the six
months  ended October 28, 2000.  The increase in  gross
profit  was  primarily due to an increase in  revenues.
The  change in gross profit as a percent of revenue was
due  primarily  to  1) product mix in  the  traditional
segment, driven by revenue growth in the lighter-margin
project  and  furniture  lines and  2)  improvement  in
Internet   gross  margins,  which  were   affected   by
promotional pricing during the first quarter.

Selling, General and Administrative Expenses

Selling,  general and administrative expenses increased
7.8%  from $104.5 million or 24.6% of revenues for  the
six months ended October 23, 1999, to $112.7 million or
24.7% of revenues for the six months ended October  28,
2000.    The   increase   in   selling,   general   and
administrative  expenses  was  primarily  due   to   an
increase  in  revenues and investment in  the  Internet
segment.   The   change   in   selling,   general   and
administrative  expenses as a percent of  revenues  was
primarily due to growth in the specialty segment, which
typically    has    higher   selling,    general    and
administrative  expenses as a  percentage  of  revenues
than our other business segments, and expenses incurred
in  developing the Internet segment. These  incremental
expenses   were  offset  by  a  reduction  in   general
corporate expenses.

Interest Expense

Interest expense, net of interest income, increased
$1.4 million from $6.8 million or 1.6% of revenues for the six months ended October 23, 1999 to $8.2 million or 1.7% of revenues for the six months ended October
28, 2000. The increase in interest expense was primarily attributed to a slight increase in our effective borrowing rate and an increase in debt due to debt assumed and cash paid to acquire Global Video, LLC during the first quarter of fiscal 2001.

Provision for Income Taxes

Provision  for  income taxes for the six  months  ended
October  28,  2000 decreased 6.0% or $1.3 million  over
the  six  months  ended  October 23,  1999,  reflecting
income  tax rates of 44.7% and 47.0% for the six months
ended   October   28,  2000  and  October   23,   1999,
respectively. The effective tax rate of 44.7% in the second quarter of fiscal 2001 as compared to 47.0% in the second quarter of fiscal 2000 was due to reduced state taxes and a smaller percentage impact of non-deductible goodwill amortization. The higher effective tax rate, compared to the federal statutory rate of 35.0%, is primarily due to state income taxes and non-deductible goodwill amortization.

Liquidity and Capital Resources

At  October 28, 2000, we had working capital of  $167.9
million. Our capitalization at October 28, 2000 was $462.5 million and consisted of debt of $213.4 million and stockholders' equity of $249.1 million.

We  have  a  five-year secured $350  million  revolving
credit  facility with Bank of America, N.A.  The credit
facility has a $100 million term loan payable quarterly
over   five  years  commencing  in  January  1999   and
revolving  loans  which mature on September  30,  2003.
The amount outstanding as of October 28, 2000 under the
credit   facility  was  approximately  $212.5  million,
consisting  of  $136.1  million outstanding  under  the
revolving  loan  portion  of  the  facility  and  $76.4
million outstanding under the term loan portion of the facility. Borrowings under the credit facility are usually significantly higher during our first and second quarters to meet the working capital needs of our peak selling season. To accommodate our business growth, we have made and we intend, as necessary, to make immaterial changes to certain financial and other covenants under the credit facility.

On  October 28, 1998, we entered into an interest  rate
swap  agreement with the Bank of New York covering  $50
million  of  the  outstanding  credit  facility.    The
agreement fixed the 30 day LIBOR interest rate at 4.37% per annum on a $50 million notional amount and had a three year term that was cancelable by the Bank of New
York on the second anniversary. As of October 28, 2000, our effective interest rate on borrowings under our credit facility was approximately 8.9% excluding the effect of the swap agreement and 8.4% including the effect of the swap agreement. On October 30, 2000, the Bank of New York canceled the swap agreement.

We  anticipate  that our cash flow from operations  and
borrowings available from our existing credit  facility
will  be  sufficient to meet our liquidity requirements
for   our  operations  (including  anticipated  capital
expenditures) and our debt service obligations for the remainder of the fiscal year.

During the six months ended October 28, 2000, net  cash
used  in operating activities was $11.5 million.   This
net  use  of  cash by operating activities  during  the
period is indicative of the high seasonal nature of our
business, with sales occurring in the first and  second
quarters  of the fiscal year and cash receipts  in  the
second  and third quarters.  Net cash used in investing
activities  was $36.3 million, including $31.3  million
for   an  acquisition  and  $6.9  million  for  capital
expenditures,  offset by $2.5 million in proceeds  from
the  sale  of  a closed warehouse facility.   Net  cash
provided by financing activities was $49.5 million, which consisted primarily of borrowings under our credit facility.

During the six months ended October 23, 1999, net  cash
used  in operating activities was $17.3 million.   This
net use of cash by operating activities during the period is indicative of the high seasonal nature of our business, with sales occurring in the first and second quarters of the fiscal year and cash receipts in the second and third quarters. Net cash used in investing activities was $9.7 million, including $1.1 million for an acquisition and $7.8 million for additions to property and equipment. Net cash provided by financing activities was $23.5 million, which consisted primarily of borrowings under our credit facility.

Subsequent Events

On October 30, 2000, our interest rate swap agreement with the Bank of New York was canceled by the Bank of New York under the terms of the October 28, 1998 swap agreement. The agreement, which fixed the 30-day LIBOR interest rate at 4.37% per annum on a $50 million notional amount, was for a three-year term, cancelable by the Bank on the second anniversary.

On November 3, 2000, we entered into a sale/leaseback transaction for our distribution centers in Mansfield, Ohio and Agawam, Massachusetts. The transaction netted approximately $17.5 million in cash, which was used to reduce borrowings under our credit facility.

On  November 13, 2000, we signed a letter of intent  to
sell  Don  Gresswell,  Ltd.,  a  U.K.  subsidiary.  The
proposed transaction, a sale of stock for approximately
$4.7   million   in   cash,  is  subject   to   certain
contingencies  and  is expected to  close  in  December
2000.

On  November 22, 2000, we purchased the net  assets  of
the  wholesale  division of J.L. Hammett  Company.  The
purchase  price,  which  is  subject  to  change,   was
approximately $79.0 million and will result in goodwill
of   approximately  $45.0  million.  As  part  of   the
agreement,   we  entered  into  five-year   non-compete
agreements  with  two management shareholders  of  J.L.
Hammett Company for cash consideration of $2.8 million.
The transaction and non-compete agreements were funded through borrowings under our existing credit facility.

In November 2000, we entered into an agreement to sell, on a revolving basis, an interest in a defined pool of trade accounts receivable. At November 22, 2000 a $50 million interest was sold under this agreement with proceeds used to reduce the amount outstanding on our credit facility. The borrowing rate on the trade accounts receivable interest is expected to be lower than the average rate on our credit facility.


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

PART II - OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds

          On    August    31,    2000,   the    Company
          reincorporated from Delaware to Wisconsin, as more fully described in the Company's current report on Form 8-K dated August 31, 2000, which is incorporated herein by reference.

ITEM 4.   Submission of Matters to a Vote of Security Holders

(a)       On August 29, 2000, we held our Annual Meeting of Stockholders.

(b)       Not applicable.

(c)       The Annual Meeting of Stockholders was held to:

     (1)  Elect two directors to serve until the 2003 Annual
          Meeting of Stockholders as Class II directors;

     (2)  Vote upon a proposal to reincorporate School
          Specialty in Wisconsin under a Merger Agreement which will merge the current Delaware corporation into a newly formed Wisconsin corporation and wholly owned subsidiary of School Specialty;

     (3)  Vote upon a proposal to amend and restate School
          Specialty's 1998 Stock Incentive Plan; and

     (4) Ratify the appointment of PricewaterhouseCoopers LLP as School Specialty's independent auditors for fiscal 2001.

   The results of these proposals, which were voted upon at the Annual Meeting, are as follows:

   (1)  Election of Class II Directors
                                       For          Withheld

        (1) David J. VanderZanden      15,583,268   33,344

        (2) Rochelle Lamm              15,583,772   32,840

   (2)  Reincorporation
                                 For         Against    Abstain  Broker Non-Vote

         Change from Delaware
         to Wisconsin            10,004,927  3,061,429  19,778   2,530,478

   (3)  1998 Stock Incentive Plan
                                 For         Against    Abstain  Broker Non-Vote

         Amend and Restate       9,664,126   3,401,241  20,767   2,530,478

   (4)  Ratification of
        Independent Auditors
                                      For           Against    Abstain
         PricewaterhouseCoopers LLP   15,582,584    26,003     8,025

(d) Not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits.

          See "Index to Exhibits" which is incorporated herein by reference.

(b) The Company filed one report on Form 8-K during the quarter covered by this report as follows:

          (1)  Form 8-K dated August 31, 2000, filed on
               September 1, 2000 under Items 5 and 7. The
               Company changed its state of incorporation from Delaware to Wisconsin.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SCHOOL SPECIALTY, INC.
                                (Registrant)


            12/04/2000          /s/ Daniel P. Spalding
            Date                --------------------------------
                                Daniel P. Spalding
                                Chairman of the Board,
                                Chief Executive Officer
                                (Principal Executive Officer)


            12/04/2000          /s/ Mary M. Kabacinski
            Date                --------------------------------
                                Mary M. Kabacinski
                                Executive Vice President,
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                   INDEX TO EXHIBITS



     Exhibit No.    Description

     3.1 Articles of Incorporation of the Registrant incorporated by reference to Appendix B of the School Specialty, Inc. definitive Proxy Statement dated July 24, 2000.

     3.2 By-Laws of the Registrant, incorporated by reference to the Registrant's current report on Form 8-K dated August 31, 2000.

    10.1(a)         Agreement of Purchase and Sale between SSI Agawam, L.L.C.
                    as Purchaser and School Specialty Inc. as Seller

    10.1(b) Lease Between SSI Agawam, L.L.C., As Landlord, and School Specialty Inc. a Wisconsin Corporation, as Tenant

    10.1(c) Agreement of Purchase and Sale between SSI Mansfield, L.L.C. as Purchaser and School Specialty Inc. as Seller

    10.1(d) Lease Between SSI Mansfield, L.L.C., As Landlord, and School Specialty Inc. a Wisconsin Corporation, as Tenant

    21.1            Subsidiaries of School Specialty, Inc.

    27.1            Financial Data Schedule