Form 10-Q
period 2001-01-27
SCHOOL SPECIALTY INC
filed 2001-03-06
CIK 1055454

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                 Washington, DC  20549


                       FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED JANUARY 27, 2001.

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

                 Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
            Class                             March 1, 2001
Common Stock, $0.001 par value                 17,577,205

                SCHOOL SPECIALTY, INC.

                  INDEX TO FORM 10-Q

    FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 2001


PART I - FINANCIAL INFORMATION
                                                                 Page
                                                                Number
ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets at January 27, 2001
               (Unaudited) and April 29, 2000                      1

          Unaudited Consolidated Statements of Operations
               for the Three Months Ended January 27, 2001
               and January 22, 2000 and for the Nine Months
               Ended January 27, 2001 and January 22, 2000         2

          Unaudited Consolidated Statements of Cash Flows
               for the Nine Months Ended January 27, 2001
               and January 22, 2000                                3

          Notes to Unaudited Consolidated Financial Statements     5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                     10

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                             14

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                        15

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                SCHOOL SPECIALTY, INC.
              CONSOLIDATED BALANCE SHEETS
   (Dollars in thousands, except per share amounts)

                                                January 27,  April 29,
                                                   2001        2000
                                                (unaudited)
  ASSETS
Current assets:
  Cash and cash equivalents                       $  5,817   $  4,151
  Accounts receivable, less allowance for
   doubtful accounts of $3,843 and
   $1,744, respectively                             54,086     76,028
  Inventories                                       69,925     86,117
  Prepaid expenses and other current assets         42,987     28,664
  Deferred taxes                                     6,964      6,964
                                                  --------   --------
    Total current assets                           179,779    201,924

Property and equipment, net                         44,755     51,725
Intangible assets, net                             262,033    192,744
Deferred taxes                                       1,861      1,861
Other                                                6,772      6,595
                                                  --------   --------
    Total assets                                  $495,200   $454,849
                                                  ========   ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities - long-term debt             $ 14,823   $ 17,391
  Accounts payable                                  39,105     48,874
  Accrued compensation                               3,326      8,634
  Other accrued liabilities                         17,823      8,953
  Accrued income taxes                               7,214      1,150
  Accrued restructuring                                  -         65
                                                  --------   --------
    Total current liabilities                       82,291     85,067

Long-term debt                                     167,102    144,789
                                                  --------   --------
    Total liabilities                              249,393    229,856

Stockholders' equity:
  Preferred stock, $0.001 par value per
   share, 1,000,000 shares authorized;
   none outstanding                                      -          -
  Common stock, $0.001 par value per share,
   150,000,000 shares authorized
   and 17,541,909 and 17,464,505 shares
   issued and outstanding, respectively                 17         17
  Capital paid-in excess of par value              197,303    196,012
  Accumulated other comprehensive loss                   -        (30)
  Retained earnings                                 48,487     28,994
                                                  --------   --------
    Total stockholders' equity                     245,807    224,993
                                                  --------   --------
    Total liabilities and stockholders' equity    $495,200   $454,849
                                                  ========   ========


See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Unaudited)
       (In thousands, except per share amounts)

                                 For the Three             For the Nine
                                  Months Ended             Months Ended
                            ------------------------  ------------------------
                            January 27,  January 22,  January 27,  January 22,
                               2001         2000         2001         2000

Revenues                     $104,658     $ 97,244     $562,264     $523,131
Cost of revenues               66,624       63,815      359,648      333,910
                             --------     --------     --------     --------
   Gross profit                38,034       33,429      202,616      189,221
Selling, general and
 administrative expenses       42,245       35,674      154,938      140,201
                             --------     --------     --------     --------
   Operating income (loss)     (4,211)      (2,245)      47,678       49,020

Other (income) expense:
   Interest expense             4,214        3,216       12,510       10,081
   Interest income                (33)         (13)         (97)         (84)
   Other                        1,398          382        1,101          391
                             --------     --------     --------     --------
Income (loss) before
 provision for (benefit from)
 income taxes                  (9,790)      (5,830)      34,164       38,632
Provision for (benefit from)
 income taxes                  (4,988)      (2,798)      14,671       18,116
                             --------     --------     --------     --------
Net income (loss)            $ (4,802)    $ (3,032)    $ 19,493     $ 20,516
                             ========     ========     ========     ========

Weighted average shares
 outstanding:
   Basic                       17,473       17,434       17,467       17,417
   Diluted                     17,473       17,434       17,672       17,425

Net income (loss) per share:
   Basic                       $(0.27)      $(0.17)       $1.12        $1.18
   Diluted                     $(0.27)      $(0.17)       $1.10        $1.18



See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited)
                    (In thousands)

                                                           For the Nine
                                                           Months Ended
                                                     ------------------------
                                                     January 27,  January 22,
                                                        2001         2000

Cash flows from operating activities:
   Net income                                         $ 19,493     $ 20,516
   Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation and amortization expense              10,862        9,576
     Amortization of loan fees and other                   455          430
     (Gain) loss on disposal of fixed assets              (184)         415
     Loss on disposition of business                       717            -
   Change in current assets and liabilities (net
    of assets acquired and liabilities assumed in
    business combinations accounted for under
    the purchase method):
     Accounts receivable                                (2,054)     (19,998)
     Inventory                                          23,794       22,176
     Prepaid expenses and other current assets         (11,667)      (1,942)
     Accounts payable                                  (10,655)      (8,605)
     Accrued liabilities                                 3,168        6,523
                                                      --------     --------
       Net cash provided by operating activities        33,929       29,091
                                                      --------     --------

Cash flows from investing activities:
   Cash paid in acquisitions, net of cash acquired    (113,832)      (1,291)
   Additions to property and equipment                  (9,925)     (10,698)
   Proceeds from disposition of business, net of cash    3,538            -
   Proceeds from the sale of property and equipment     20,275            -
   Other                                                (1,575)      (1,936)
                                                      --------     --------
     Net cash used in investing activities            (101,519)     (13,925)
                                                      --------     --------

Cash flows from financing activities:
   Proceeds from bank borrowings                       159,200      142,000
   Repayment of bank debt and capital leases          (141,238)    (162,225)
   Proceeds from sale of accounts receivable            50,000            -
   Proceeds from exercise of stock options               1,508            -
   Repurchase of common stock                             (214)           -
   Proceeds from issuance of common stock                    -        2,225
                                                      --------     --------
     Net cash provided by (used in) financing
      activities                                        69,256      (18,000)
                                                      --------     --------

Net increase (decrease) in cash and cash equivalents     1,666       (2,834)
Cash and cash equivalents, beginning of period           4,151        9,779
                                                      --------     --------
Cash and cash equivalents, end of period              $  5,817     $  6,945
                                                      ========     ========


See accompanying notes to consolidated financial statements.

                SCHOOL SPECIALTY, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                      (Unaudited)
                    (In thousands)

The  Company entered into certain business combinations
accounted  for under the purchase method of  accounting
in  the nine months ended January 27, 2001, and January
22,  2000.  The transactions that occurred in the  nine
months  ending  January 27, 2001 were  paid  for  using
cash.  The  transactions during the nine  months  ended
January  22, 2000 were paid for using cash  and  common
stock  or  cash.   The fair values of  the  assets  and
liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                           For the Nine
                                                           Months Ended
                                                     ------------------------
                                                     January 27,  January 22,
                                                        2001         2000

Accounts receivable                                   $ 28,068     $  2,091
Inventories                                              8,674        1,434
Prepaid expenses and other current assets                5,194           66
Property and equipment                                   5,957          179
Intangible assets                                       75,314        2,186
Other assets                                                50           13
Short-term debt and capital lease obligations
 and long-term debt                                     (1,217)           -
Accounts payable                                        (2,080)      (1,857)
Accrued liabilities                                     (5,562)        (760)
Long-term capital lease obligations                       (566)        (885)
                                                      --------     --------
    Net assets acquired                               $113,832     $  2,467
                                                      ========     ========
Acquisitions were funded as follows:
Cash paid, net of cash acquired                       $113,832     $  1,291
Common stock                                                 -        1,176
                                                      --------     --------
    Total                                             $113,832     $  2,467
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

NOTE 2-STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Changes in stockholders' equity during the nine months ended January 27, 2001, were as follows:

          Stockholders' equity balance at April 29, 2000           $224,993
          Net income                                                 19,493
          Repurchase of common stock                                   (214)
          Proceeds from stock option exercises                        1,508
          Other                                                          27
                                                                   --------
          Stockholders' equity balance at January 27, 2001         $245,807
                                                                   ========
Comprehensive income for the periods presented in the consolidated statements of operations were as follows:

                                 For the Three            For the Nine
                                 Months Ended             Months Ended
                           ------------------------  ------------------------
                           January 27,  January 22,  January 27,  January 22,
                              2001         2000         2001         2000

Net income                  $(4,802)     $(3,032)     $19,493      $20,516
Other comprehensive loss:
   Cumulative translation
    adjustment                  234           12           30           (5)
                            --------     --------     -------      -------
Total comprehensive income
 (loss)                     $(4,568)     $(3,020)     $19,523      $20,511
                            ========     ========     =======      =======

                SCHOOL SPECIALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
       (In thousands, except per share amounts)

NOTE 3-EARNINGS PER SHARE

The   following  information  presents  the   Company's
computations of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS") for the periods presented in the consolidated statements of operations:

                                      Income (Loss)      Share      Per Share
                                       (Numerator)   (Denominator)    Amount

Three months ended January 27, 2001:
Basic and diluted EPS                   $ (4,802)        17,473      $ (0.27)
                                        ========       ========     ========

Three months ended January 22, 2000:
Basic and diluted EPS                   $ (3,032)        17,434      $ (0.17)
                                        ========       ========     ========

Nine months ended January 27, 2001:
Basic                                   $ 19,493         17,467      $  1.12
                                                                    ========
Effect of dilutive employee stock
 options                                       -            205
                                        --------       --------
Diluted EPS                             $ 19,493         17,672      $  1.10
                                        ========       ========     ========

Nine months ended January 22, 2000:
Basic                                   $ 20,516         17,417      $  1.18
                                                                    ========
Effect of dilutive employee stock
 options                                       -              8
                                        --------       --------
Diluted EPS                             $ 20,516         17,425      $  1.18
                                        ========       ========     ========

The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 4-ACCOUNTING PRONOUNCEMENTS

In  June 1998, the Financial Accounting Standards Board
issued  Statement  of  Financial  Accounting  Standards
("SFAS") No. 133 "Accounting for Derivative Instruments
and  Hedging  Activities."  SFAS No. 137, which  delays
the  adoption  date of SFAS No. 133 and was  issued  in
July 1999, requires adoption of SFAS No. 133 for annual
periods  beginning after June 15, 2000.  SFAS  No.  133
establishes  standards for recognition and  measurement
of  derivatives  and hedging activities.   The  Company
will implement this statement in fiscal year 2002 as required. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

The  SEC  issued  Staff Accounting  Bulletin  No.  101,
"Revenue  Recognition"  ("SAB No.  101"),  in  December
1999,  which  provides  guidance  on  the  recognition,
presentation,  and disclosure of revenue  in  financial
statements.  On June 26, 2000, the SEC issued  SAB  No.
101B which delayed implementation of SAB No. 101.   The
Company will implement SAB No. 101 in the fourth quarter of fiscal year 2001 as required by SAB No.
101B.  The Company has determined that implementing SAB
No. 101 will not have a material effect on the Company's financial position or results of operations.

In  September  2000,  the FASB  issued  SFAS  No.  140,
"Accounting  for Transfers and Servicing  of  Financial
Assets  and Extinguishments of Liabilities."  SFAS  No.
140   replaces SFAS No. 125, "Accounting for  Transfers
and  Servicing  of Financial Assets and Extinguishments
of   Liabilities."   It  revises  the   standards   for
accounting  for securitizations and other transfers  of
financial  assets  and collateral and requires  certain
disclosures, but it carries over most of SFAS No. 125's
provisions  without reconsideration. SFAS  No.  140  is
generally  effective  for transfers  and  servicing  of
financial  assets  and extinguishments  of  liabilities
occurring   after  March  31,  2001.   The   disclosure
requirements are effective for financial statements for fiscal years ending after December 15, 2000. The
Company does not expect the adoption of SFAS No. 140 to have a material impact on its present securitization activities.

                SCHOOL SPECIALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
       (In thousands, except per share amounts)


NOTE 5-BUSINESS COMBINATIONS

On  November 22, 2000, the Company acquired certain net
assets  of  J.L.  Hammett Company. The transaction  was
accounted  for under the purchase method of accounting,
for  a  cash  purchase price of approximately  $82,500,
which  is  subject to change, resulting in goodwill  of
approximately $46,800, which will be amortized over  40
years. The results of this acquisition have been included in the Company's results from the date of acquisition.

On  June  30, 2000, the Company acquired Global  Video,
LLC. The transaction was accounted for under the purchase method of accounting, for a cash purchase price of approximately $32,000, which is subject to change, resulting in goodwill of approximately $25,800, which will be amortized over 40 years. The results of this acquisition have been included in the Company's results from the date of acquisition.

During  fiscal 2000, the Company purchased  100%  of  a
company,  and  certain assets of another company.   The
results of these acquisitions have been included in the
Company's  results  from  their  respective  dates   of
acquisition.

NOTE 6-SEGMENT INFORMATION

The  Company's business activities are organized around
three   principal   business   segments,   traditional,
specialty  and  Internet.  Both internal  and  external
reporting  conform  to  this organizational  structure,
with  no significant differences in accounting policies
applied.  The Company evaluates the performance of  its
segments  and  allocates resources  to  them  based  on
revenue  growth  and profitability.   While  the  three
segments   serve  a  similar  customer  base,   notable
differences exist in products, gross margin and revenue
growth  rate.  Products supplied within the traditional
segment  include consumables (consisting  of  classroom
supplies,  instructional materials, educational  games,
art  supplies  and school forms), school furniture  and
indoor and outdoor equipment.  Products supplied within
the   specialty  segment  target  specific  educational
disciplines,  such  as art, industrial  arts,  physical
education, sciences, and early childhood.  The Internet
segment supplies products from both the traditional and
specialty  segments through the Internet.  In addition,
the  Internet  segment includes products  supplied  for
customer   use  with  the   Internet  (i.e.,  filtering
software for the Internet).

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

During  the  third quarter of fiscal 2001, the  Company
entered  into  an  accounts  receivable  securitization
transaction  (see  Note  10).  As  a  result  of   this
transaction,  receivables  are  sold  by  divisions  to
corporate.  Consequently,  effective  with  the   third
quarter   of  fiscal  2001,  identifiable   assets   at
corporate include eligible trade accounts receivable for the consolidated operations. These receivables have historically been reported in their respective segment.
The following table presents segment information:

                SCHOOL SPECIALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
       (In thousands, except per share amounts)




                              Three Months Ended        Nine Months Ended
                           ------------------------  ------------------------
                           January 27,  January 22,  January 27,  January 22,
                              2001         2000         2001         2000
Revenues:
  Traditional               $ 61,695     $ 55,379     $341,541     $324,737
  Specialty                   42,963       41,865      220,723      198,394
  Internet                     3,364        1,108       20,261        1,108
  Inter-company revenue
   elimination                (3,364)      (1,108)     (20,261)      (1,108)
                            --------     --------     --------     --------
     Total                  $104,658     $ 97,244     $562,264     $523,131
                            ========     ========     ========     ========

Operating profit (loss) and
 income before taxes:
  Traditional               $    101     $    582     $ 32,747     $ 34,038
  Specialty                     (745)       1,344       24,878       25,331
  Internet                      (914)      (1,070)      (2,470)      (1,070)
                            --------     --------     --------     --------
     Total                    (1,558)         856       55,155       58,299
  General corporate expense    2,653        3,101        7,477        9,279
  Interest expense and other   5,579        3,585       13,514       10,388
                            --------     --------     --------     --------
     Income (loss) before
      taxes                 $ (9,790)    $ (5,830)    $ 34,164     $ 38,632
                            ========     ========     ========     ========
Identifiable assets (at
 quarter end):
  Traditional               $223,482     $237,731     $223,482     $237,731
  Specialty                  165,060      171,296      165,060      171,296
  Internet                    11,879        4,504       11,879        4,504
                            --------     --------     --------     --------
     Total                   400,421      413,531      400,421      413,531
  Corporate assets
                              94,779       28,267       94,779       28,267
                            --------     --------     --------     --------
     Total                  $495,200     $441,798     $495,200     $441,798
                            ========     ========     ========     ========

Depreciation and
 amortization:
  Traditional               $  1,716     $  1,475     $  4,376     $  4,832
  Specialty                    1,643        1,191        4,316        3,705
  Internet                       311          306        1,299          306
                            --------     --------     --------     --------
     Total                     3,670        2,972        9,991        8,843
  Corporate                      332          345          871          733
                            --------     --------     --------     --------
     Total                  $  4,002     $  3,317     $ 10,862     $  9,576
                            ========     ========     ========     ========

Expenditures for property
 and equipment:
  Traditional               $  1,006     $  1,695     $  1,957     $  4,715
  Specialty                      709          851        2,799        3,370
  Internet                       646          356        3,479          356
                            --------     --------     --------     --------
     Total                     2,361        2,902        8,235        8,441
  Corporate                      670           12        1,690        2,257
                            --------     --------     --------     --------
     Total                  $  3,031     $  2,914     $  9,925     $ 10,698
                            ========     ========     ========     ========

                SCHOOL SPECIALTY, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
       (In thousands, except per share amounts)



NOTE 7-FINANCING ACTIVITIES

On October 30, 2000, the Company's interest rate swap agreement with the Bank of New York was canceled by the Bank of New York under the terms of the January 27, 1998, swap agreement. The swap agreement, which fixed the 30-day LIBOR interest rate at 4.37% per annum on a $50,000 notional amount, was for a three-year term, cancelable by the Bank on the second anniversary.

The  Company   entered  into  an  interest  rate   swap
agreement  on  December  13,  2000, (effective  date of
January 2, 2001), with  the  Bank of New York  covering
$50,000   of  the   outstanding  borrowings  under  the
Company's credit facility. The agreement fixes the 30-day LIBOR interest rate at 6.07% per annum on the $50,000 notional amount and has a one year term which expires on January 2, 2002.

NOTE 8-SALE/LEASEBACK TRANSACTION

On  November  3,  2000,  the  Company  entered  into  a
sale/leaseback    transaction   for    the    Company's
distribution centers in Mansfield, Ohio and Agawam, Massachusetts. The transaction netted approximately
$17,800 in cash, which was used to reduce outstanding borrowings under the Company's credit facility. The transaction also resulted in a gain on sale of $877, which will be amortized over the life of the lease.

NOTE 9-DISPOSITION

On  January  17, 2001, the Company sold Don  Gresswell,
Ltd., a U.K. subsidiary. The transaction, a sale of stock for net cash of approximately $3,500, resulted in a pre-tax loss of $717.

NOTE 10-ACCOUNTS RECEIVABLE SECURITIZATION

The  Company  and  certain  of  its  U.S.  subsidiaries
entered  into an agreement (the "Receivables Facility")
in  November 2000 with a financial institution  whereby
it sells on a continuous basis an undivided interest in
all eligible trade accounts receivable. Pursuant to the
Receivables  Facility, the Company formed  New  School,
Inc.   ("NSI"),   a   wholly-owned,  special   purpose,
bankruptcy-remote subsidiary. NSI was  formed  for  the
sole   purpose   of  buying  and  selling   receivables
generated  by  the Company and certain subsidiaries  of
the   Company.  Under  the  Receivables  Facility,  the
Company   and  certain  subsidiaries  transfer  without
recourse all of their accounts receivables to NSI. NSI, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $50,000 for the sale of such undivided interest. The agreement expires in November 2001.

This two-step transaction is accounted for as a sale of
receivables  under  the  provision  of  SFAS  No.  125,
"Accounting  for Transfers and Servicing  of  Financial
Assets  and Extinguishment of Liabilities."  There  was
$50,000  advanced  under  the Receivables  Facility  at
January  27,  2001,  and accordingly,  that  amount  of
accounts   receivable  has  been   removed   from   the
Consolidated Balance Sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $687, and are included in other expenses in the Consolidated Statements of Operations for the three and nine month periods ended January 27, 2001.

NOTE 11-SUBSEQUENT EVENT

On February 21, 2001, the Company sold the net assets of SmartStuff Software, an operating unit of the Company. The transaction, a sale of net assets for stock, resulted in a pre-tax gain of approximately
$400.

ITEM  2.   Management's  Discussion  and  Analysis   of
Financial Condition and Results of Operations

Results of Operations

     The following table sets forth various items as a percentage of revenues on a historical basis.

                             Three Months Ended         Nine Months Ended
                          ------------------------   ------------------------
                          January 27,  January 22,   January 27,  January 22,
                             2001         2000          2001         2000

Revenues                    100.0%       100.0%        100.0%       100.0%
Cost of revenues             63.7         65.6          64.0         63.8
                            -----        -----         -----        -----
  Gross profit               36.3         34.4          36.0         36.2
Selling, general and
 administrative expenses     40.3         36.7          27.5         26.8
                            -----        -----         -----        -----
  Operating income (loss)    (4.0)        (2.3)          8.5          9.4
Interest expense and other    5.4          3.7           2.4          2.0
                            -----        -----         -----        -----
Income (loss) before
 provision for (benefit
 from) income taxes          (9.4)        (6.0)          6.1          7.4
Provision for (benefit
 from) income taxes          (4.8)        (2.9)          2.6          3.5
                            -----        -----         -----        -----
Net income                   (4.6)%       (3.1)%         3.5%         3.9%
                            =====        =====         =====        =====

Three Months Ended January 27, 2001 Compared to Three Months
Ended January 22, 2000

Revenues

Revenues  increased  7.6% from $97.2  million  for  the
three  months ended January 22, 2000, to $104.7 million
for  the  three  months ended January 27,  2001.   This
increase  was  partially  due  to  revenues  from   the
acquisitions of Global Video, LLC ("Global"), acquired on June 30, 2000, and revenues from the assets acquired from J.L. Hammett Company ("Hammett") on November 22,
2000.  This  increase was offset by  the  sale  of  Don
Gresswell,  Ltd. ("Gresswell"), our U.K. subsidiary  in
January 2001.

Gross Profit

Gross profit was $38.0 million or 36.3% of revenues for
the three months ended January 27, 2001, an increase of
$4.6 million, or 13.8% over fiscal 2000's third quarter
of $33.4 million or 34.4% of revenues.  The increase in
gross  profit  was  primarily due  to  an  increase  in
revenues.  The change in gross profit as a  percent  of
revenues  was due primarily to 1) product  mix  in  the
traditional segment, driven by revenue growth in higher-
margin  consumable  business  and  2)  an  increase  in
specialty  segment  gross  margin,  benefited  by   the
acquisition of Global, which has higher gross margins than most of our specialty businesses.

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

Selling,  general and administrative expenses increased
18.4%  from $35.7 million or 36.7% of revenues for  the
three  months ended January 22, 2000, to $42.2  million
or 40.3% of revenues for the three months ended January
27,   2001.  The  increase  in  selling,  general   and
administrative  expenses  was  primarily  due   to   1)
increased  outbound transportation costs due to  higher
fuel  prices,  2)  investments  in  infrastructure   to
develop   the   Internet  Segment,  and  3)   increased
operations  expenses,  driven  by  the  acquisition  of
Hammett during a seasonally light quarter, resulting in
redundancies   in  warehousing  and  other   operations
expense   in   the   traditional  segment.  Integrating
Hammett into the traditional business began during the third quarter of fiscal 2001, and will result in the consolidation of warehousing during the third quarter of fiscal 2002, following our heavy shipping season.
These increases were offset by a reduction in general corporate expenses.

Interest Expense

Interest  expense,  net of interest  income,  increased
$1.0 million from $3.2 million or 3.3% of revenues  for
the  three  months  ended  January  22,  2000  to  $4.2
million or 4.0% of revenues for the three months  ended
January 27, 2001. The increase in interest expense  was
primarily  due  to a slight increase in  our  effective
borrowing  rate  and an increase in debt  due  to  debt
assumed  and  cash  paid  to acquire  Global during the
first quarter of 2001 and Hammett in the third quarter.
These   increases   were   offset   by   the   accounts
receivable securitization (the "Securitization"), a transaction we entered into in November 2000. Under the agreement, we may sell up to $50 million in eligible receivables on a continuous basis. The proceeds from the sale were used to reduce our debt outstanding. In addition, we entered into a sale/leaseback transaction in November 2000, which netted $17.8 million in cash, which was used to reduce debt outstanding.

Other Expense

Other expenses increased from $0.4 million for the three months ended January 22, 2000 to $1.4 million for the three months ended January 27, 2001. Other expenses for the three months ended January 27, 2001, primarily consisted of a loss on the disposition of Gresswell, our U.K. subsidiary of $0.7 million and the discount and loss on the Securitization of $0.7 million.

Provision for (benefit from) Income Taxes

The  benefit  from  income  taxes for the three  months
ended  January 27, 2001 increased 78.2% or $2.2 million
over   the   three  months  ended  January  22,   2000,
reflecting income tax rates of 50.9% and 48.0% for  the
three  months  ended January 27, 2001 and  January  22,
2000, respectively.  The effective tax rate of 50.9% in
the  third quarter of fiscal 2001 as compared to  48.0%
in  the  third quarter of fiscal 2000 is due to reduced
state  taxes  and a smaller percentage impact  of  non-
deductible   goodwill   amortization   due    to    the
acquisitions   of   Hammett   and   Global   and    the
disposition of Gresswell. The higher effective tax rate, compared to the federal statutory rate of 35.0%, was primarily due to state income taxes and non-deductible goodwill amortization.

Nine Months Ended January 27, 2001 Compared to the Nine
Months Ended January 22, 2000

Revenues

Revenues  increased 7.5% from $523.1  million  for  the
nine  months  ended January 22, 2000 to $562.3  million
for  the  nine months ended January 27, 2001.  Increase
in  revenues was primarily driven by 1) acquisitions of
Global  and  Hammett  in  June 2000 and  November 2000,
respectively  and   2)  growth  in  all  three business
segments. These increases were offset by the sale of Gresswell in January 2001.

Gross Profit

Gross  profit  increased 7.5% from  $189.2  million  or
36.2% of revenues for the nine months ended January 22,
2000  to  $202.6 million or 36.0% of revenues  for  the
nine  months  ended January 27, 2001.  The increase  in
gross  profit  is  primarily due  to  the  increase  in
revenues.   The  slight  change  in  gross  margin   is
primarily due to product mix.

Selling, General and Administrative Expenses

Selling,  general and administrative expenses increased
10.5% from $140.2 million or 26.8% of revenues for  the
nine months ended January 22, 2000 to $155.0 million or
27.5% of revenues for the nine months ended January 27,
2001.   The   increase   in   selling,   general    and
administrative  expenses  was  primarily  due   to   an
increase   in  revenues,  investment  in  the  Internet
segment  and  the  acquisition of  Hammett  during  our
seasonally low third quarter, resulting in redundancies
in  operating expenses in the traditional business. The
increase   in   selling,  general  and   administrative
expenses as a percent of revenue, was primarily due  to
1) growth in the specialty segment, which typically has
higher  selling,  general  and administrative  expenses
than  our other business segments, 2) expenses incurred
in   developing  the  Internet  segment  and   3)   the
acquisition  of Hammett, which created redundancies  in
the  traditional segment. We began to integrate Hammett
during   the   third  quarter,  and  will   consolidate
warehouses as a result of the acquisition in the third quarter of fiscal 2002, following our heavy shipping season.

Interest Expense

Interest   expense, net  of  interest income, increased
$2.5 million from $10.0 million or 1.9% of revenues for
the nine months ended January 22, 2000 to $12.4 million
or  2.2%  of revenues for the nine months ended January
27,  2001.  The  increase  in  interest   expenses   is
primarily due to an increase in debt outstanding due to the acquisitions of Global in June 2000 and Hammett in November 2000 for $113.8 million in net cash, offset by proceeds from the sale leaseback transaction of $17.8 million and the Securitization of $50.0 million and a slight increase in the effective borrowing rate.

Other Expenses

Other expenses increased $0.6 million from $0.5 million
for  the  nine  months  ended  January 22, 2000 to $1.1
million  for  the  nine  months ended January 27, 2001.
Other  expenses  for  the nine months ended January 27,
2001,   primarily   consisted  of  the   loss  on   the
disposition  of  Gresswell  of  $0.7  million  and  the
discount   and  loss  on  the  Securitization  of  $0.7
million.

Provision for Income Taxes

Provision  for income taxes for the nine  months  ended
January  27, 2001 decreased 19.0% or $3.4 million  over
the  nine  months  ended January 22,  2000,  reflecting
income tax rates of 42.9% and 46.9% for the nine months
ended   January   27,  2001  and  January   22,   2000,
respectively. The effective tax rate of 42.9%  for  the
nine months ended January 27, 2001 as compared to 46.9%
for  the nine months ended January 22, 2000 was due  to
reduced state taxes and a smaller percentage impact  of
non-deductible  goodwill  amortization   due   to   the
acquisitions of Global and Hammett and the sale of Gresswell. The higher effective tax rate, compared to the federal statutory rate of 35.0%, is primarily due to state income taxes and non-deductible goodwill amortization.

Liquidity and Capital Resources

At  January  27,  2001, we had net working  capital  of
$97.5  million. Our capitalization at January 27,  2001
was  $427.7  million and consisted of  debt  of  $181.9
million and stockholders' equity of $245.8 million.

We  have  a  five-year secured $350  million  revolving
credit  facility with Bank of America, N.A.  The credit
facility has a $100 million term loan payable quarterly
over   five  years  commencing  in  January  1999   and
revolving  loans  which mature on September  30,  2003.
The amount outstanding as of January 27, 2001 under the
credit   facility  was  approximately  $231.0  million,
consisting  of  $158.4  million outstanding  under  the
revolving  loan  portion  of  the  facility  and  $72.6
million outstanding under the term loan portion of the facility. Borrowings under the credit facility are usually significantly higher during our first and second quarters to meet the working capital needs of our peak selling season. To accommodate our business growth, we have made and we intend, as necessary, to make immaterial changes to certain financial and other covenants under the credit facility.

Effective January 2, 2001, the Company entered into  an
interest rate swap agreement with the Bank of New York.
The one-year non-cancelable swap agreement fixes the 30-
day  LIBOR interest rate at 6.07% per annum  on  a  $50
million notional amount.

On  October 28, 1998, we entered into an interest  rate
swap  agreement with the Bank of New York covering  $50
million  of  the  outstanding  credit  facility.    The
agreement fixed the 30 day LIBOR interest rate at 4.37% per annum on a $50 million notional amount and had a three year term that was cancelable by the Bank of New
York on the second anniversary. As of January 27, 2001, our effective interest rate on borrowings under our credit facility was approximately 8.9% excluding the effect of the swap agreement and 8.4% including the effect of the swap agreement. On October 30, 2000, the Bank of New York canceled the swap agreement.

We  anticipate  that our cash flow from operations  and
borrowings available from our existing credit  facility
will  be  sufficient to meet our liquidity requirements
for   our  operations  (including  anticipated  capital
expenditures) and our debt service obligations for the remainder of the fiscal year.

During the nine months ended January 27, 2001, net cash
provided  by  operating activities was  $33.9  million.
This  net  provision  of cash by  operating  activities
during  the  period is indicative of the high  seasonal
nature  of  our business, with sales occurring  in  the
first  and second quarters of the fiscal year and  cash
receipts  in the second and third quarters.   Net  cash
used   in  investing  activities  was  $101.5  million,
including  $113.8  million for  acquisitions  and  $9.9
million  for  capital  expenditures,  offset  by   $2.5
million in proceeds from the sale of a closed warehouse
facility,  $17.8  million  in  net  proceeds  from  the
sale/leaseback  transaction and  $3.5  million  in  net
proceeds  from the sale of Gresswell. Net cash provided
by   financing  activities  was  $69.3  million,  which
consisted primarily of borrowings under our credit facility and a $50.0 million decrease in borrowings due to proceeds from the securitization.

During the nine months ended January 22, 2000, net cash
provided  by  operating activities was  $29.1  million.
This  net  provision  of cash by  operating  activities
during  the  period is indicative of the high  seasonal
nature  of  our business, with sales occurring  in  the
first  and second quarters of the fiscal year and  cash
receipts  in the second and third quarters.   Net  cash
used   in   investing  activities  was  $13.9  million,
including $1.3 million for acquisitions, $10.7  million
for  capital  expenditures and $1.9 million  for  other
long-term assets including a minority investment in  an
Internet   business.   Net  cash  used   in   financing
activities was $18.0 million, which consisted primarily of net debt repayments under our credit facility.

Subsequent Event

On  February  21,  2001,  we sold  the  net  assets  of
SmartStuff  Software,  an  operating  unit  of   School
Specialty. The transaction, a sale of net assets for stock, resulted in a pre-tax gain of $0.4 million.

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

Forward-Looking Statements

Statements  in  this  report  which  are  not  strictly
historical  are "forward looking."  In accordance  with
the  Private Securities Litigation Reform Act of  1995,
we  can  obtain  a  "safe-harbor"  for  forward-looking
statements  by  identifying  those  statements  and  by
accompanying    those   statements   with    cautionary
statements  which  identify factors  that  could  cause
actual  results to differ materially from those in  the
forward-looking statements.  Accordingly, the foregoing
"Management's  Discussion  and  Analysis  of  Financial
Condition and Results of  Operations" contains  certain
forward-looking statements relating to growth plans and
projected  revenues, earnings and  costs.   Our  actual
results  may differ materially from those contained  in
the  forward-looking statements herein.  Factors  which
may  cause  such  a difference to occur  include  those
factors  identified  in  Item 1,  "Business  -  Forward
Looking  Statements," contained in the  Company's  Form
10-K,  pages  15  - 18,  for the year ended  April  29,
2000,   which  factors  are  incorporated   herein   by
reference to such Form 10-K.

ITEM  3. Quantitative And Qualitative Disclosures About
Market Risk

For  information as to our Quantitative and Qualitative
Disclosures  about Market Risk, please see  our  Annual
Report on Form 10-K, pages 15 - 18, for the fiscal year ending April 29, 2000. There have been no material changes in our quantitative or qualitative exposure to market risk since the end of fiscal 2000.



(Remainder of this page was intentionally left blank.)

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

        See "Index to Exhibits" which is incorporated herein by reference.

(b) The Company filed two reports on Form 8-K during the quarter covered by this report as follows:

        (1)  Form 8-K dated November 22, 2000, filed on
             December 5, 2000 under Item 2. The Company acquired substantially all of the assets of the wholesale division of the J.L. Hammett
             Company.

        (2) Form 8-K dated December 11, 2000, filed on December 15, 2000 under Item 4. The Company dismissed PricewaterhouseCoopers LLP as its independent auditors and engaged Arthur Andersen LLP to act as its independent auditor.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SCHOOL SPECIALTY, INC.
                                (Registrant)


            03/01/2001          /s/ Daniel P. Spalding
            Date                ------------------------------
                                Daniel P. Spalding
                                Chairman of the Board,
                                Chief Executive Officer
                                (Principal Executive Officer)


            03/01/2001          /s/ Mary M. Kabacinski
            Date                ------------------------------
                                Mary M. Kabacinski
                                Executive Vice President,
                                Chief Financial Officer
                                (Principal Financial
                                and Accounting Officer)

                   INDEX TO EXHIBITS



          Exhibit No.  Description


          2.1            Asset Purchase Agreement
                         among School Specialty, Inc.
                         and J. L. Hammett Company
                         and Monatiquot Real Estate
                         Trust, dated November 13,
                         2000 incorporated by
                         reference to the Registrant's
                         current report on Form 8-K
                         dated November 22, 2000.


          10.1(a)        Receivables Purchase Agreement
                         dated November 22, 2000.


          10.1(b)        Receivables Sales Agreement
                         dated November 22, 2000.


          21.1           Subsidiaries of School
                         Specialty, Inc.