Form 10-K405
period 2001-04-28
SCHOOL SPECIALTY INC
filed 2001-07-09
CIK 1055454

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        ______________________________

                                   FORM 10-K
                        ______________________________


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended April 28, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 000-24385

                            SCHOOL SPECIALTY, INC.
            (Exact name of Registrant as specified in its charter)

                Wisconsin                              39-0971239
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification No.)

           W6316 Design Drive
          Greenville, Wisconsin                          54942
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (920) 734-5712

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value
                               (Title of class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___
                                               ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of June 15, 2001, was approximately $447,500,900. As of such date, there were 17,767,317 of the Registrant's shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on August 28, 2001.

================================================================================

                                    PART I

Item 1.  Business
         --------

         Unless the context requires otherwise, all references to "School Specialty," "we" or "our" refer to School Specialty, Inc. and its subsidiaries. Our fiscal year ends on the last Saturday in April in each year. In this Annual Report on Form 10-K ("Annual Report"), we refer to fiscal years by reference to the calendar year in which they end (e.g. the fiscal year ended April 28, 2001 is referred to as "fiscal 2001"). Note that fiscal 2000 had 53 weeks, while all other fiscal years reported and referenced represent 52 weeks.


                               Company Overview

         School Specialty is the largest direct marketing company for supplemental educational supplies to schools and teachers for pre-kindergarten through twelfth grade ("preK-12") in the United States. We operate the industry's only national distribution network and currently hold approximately a 13% market share of the $6.2 billion supplemental educational supply market. We offer more than 80,000 items, mail over 38 million catalogs annually and have developed both an on-line education portal and an e-commerce website. Our broad product range enables us to provide customers with one source for virtually all of their supplemental educational supply needs. Our leading market position has been achieved by emphasizing high-quality products, superior order fulfillment and exceptional customer service. As a result, we have been able to establish relationships with virtually all of the country's preK-12 schools and reach nearly all of the country's teachers.

         We recognize that educational supply procurement decisions are made at the district and school levels by administrators as well as at the classroom level by teachers and curriculum specialists. As a result, we have created an innovative multi-channel sales and marketing strategy enabling us to market our products to the various levels of buyers within the education market.

         The "traditional" or "top down" approach targets school districts and school administrators through our traditional sales force of over 300 professionals, the School Specialty general supply catalog and the JuneBox.com portal, a B2B (business to business) education portal.

         The "specialty" or "bottom up" approach targets the classroom level decision-makers through our specialty sales force of over 50 professionals and through our catalogs featuring seven of our specialty brands as well as the ClassroomDirect.com catalog and website, which is a B2T (business to teacher) website. Our other specialty catalogs include Childcraft, Sax Arts and Crafts, Sportime and Teacher's Video. The specialty businesses offer more specialized products for individual disciplines. Many of these products are proprietary to our specialty brands.

         We believe most of our brands hold the leading market position in their respective categories. We have also solidified this leading market position by acquiring companies which have expanded our geographic presence and product offering. The critical mass we have achieved allows us to benefit from increased buying power while leveraging our national distribution network and sales force to operate more efficiently.

         We have grown significantly in recent years through both acquisitions and internal growth. From fiscal 1997 through fiscal 2001, our revenues increased from $191.7 million to $692.7 million, a compound annual growth rate, or CAGR, of 38%. In fiscal 2001, revenues increased by 8.4% from the previous fiscal year. These results reflect only a partial year of the revenues from companies we acquired during fiscal 2001. We remain focused on growth opportunities, including increasing our penetration rate and expanding in attractive regions, which would allow us to enhance our position as the number one marketer of supplemental educational supplies in the United States.

         School Specialty, Inc., founded in October 1959, was acquired by U.S. Office Products in May 1996. In June 1998, School Specialty was spun-off from U.S. Office Products in a tax-free transaction. Our common stock is listed on the Nasdaq National Market under the symbol "SCHS." In August 2000, we reincorporated from Delaware to Wisconsin. Our principal offices are located at W6316 Design Drive, Greenville, Wisconsin 54942, and our telephone number is
(920) 734-5712. Our general website address is www.schoolspecialty.com. Information contained in any of our websites is not deemed to be a part of this Annual Report.

                               Industry Overview

         The school supply market consists of the sale of supplemental educational supplies, furniture and equipment to school districts, individual schools, teachers and curriculum specialists who purchase products for school and classroom use. The National School Supply Equipment Association, or NSSEA, estimates that annual sales in the United States of supplemental educational supplies and equipment to the school supply market are approximately $6.2 billion. Of this amount, approximately $3.7 billion is sold through institutional channels and the remaining $2.5 billion is sold through retail channels, such as teacher stores.

         According to the U.S. Department of Education, there are approximately 16,000 school districts, 118,500 elementary and secondary schools and 3.3 million teachers in the United States. Administrators for both school districts and individual schools usually make the decision to purchase the general school supplies needed to operate the school. Teachers and curriculum specialists generally decide on curriculum-specific products for use in their classrooms and individual disciplines. According to the NSSEA, teachers spent approximately $1.3 billion of their own money in 2000 on supplies to supplement classroom materials.

         The industry has highly predictable and favorable trends. Education expenditures have risen each year for the past 15 years and are expected to exceed $390 billion in 2001, according to the U.S. Department of Education. The most common measure of education spending is current expenditures per student. According to the National Education Association, current expenditures per student in constant dollars have increased from $5,402 in 1985 to an estimated $7,430 in 2000 and are expected to increase further to $8,316 in 2005, an aggregate 54% increase. Incremental spending will thus exceed enrollment growth, which according to the U.S. Department of Education is projected to grow by 19% from 1985 to 2005 to a record level of 53.5 million students. As the market is affected by prevailing political and social trends, the attitude of the government towards education determines, to some extent, total expenditures on education. The prevailing political and social environments are favorable for incremental expenditures on education. The proposed fiscal 2002 federal budget provides for a 4.6 billion, a 11%, increase in federal education funding.

         The industry is also highly fragmented with over 3,400 direct marketers of supplemental education supplies, many of which are family- or employee-owned businesses that operate in a single geographic region. We believe the increasing demand for single-source suppliers, prompt order fulfillment and competitive pricing, along with the related need for suppliers to invest in automated inventory and electronic ordering systems, is fostering consolidation within the industry. In addition, the industry is currently experiencing a shift in growth to the higher margin specialty business, which offers more focused products for different educational disciplines. Increased purchasing at the school and classroom levels, which increases individual school's and teacher's roles in educational supply procurement decisions, is also driving this trend.

                              Recent Acquisitions

         Envision Product Line. In May 2001, we acquired the TimeTracker product line of student and teacher planners from Envision, Inc. We paid approximately $4.1 million in cash and issued 120,106 shares of our common stock for a total purchase price of approximately $6.8 million.

         J.L. Hammett Division. In November 2000, we acquired the assets of the wholesale division of J.L. Hammett Company ("Hammett"), our leading competitor in the preK-12 supplemental educational supplies market. We paid approximately $79 million in cash for these division assets and $2.8 million for 5-year non-compete agreements with certain individuals.

         Global Video, LLC. In June 2000, we acquired the assets of Global Video which produces and markets educational videos under the brand name Teacher's Video(TM). We paid approximately $34 million in net cash for Global Video including a $3 million earnout payable in July 2001.

                             Competitive Strengths

         We attribute our strong competitive position to the following key factors:

         Number One Market Share. We have the highest revenues of any direct marketing company for supplemental education supplies. We have developed this leading market position by emphasizing high-quality products, superior order fulfillment and exceptional customer service. We believe that our large size and brand recognition have resulted in significant buying power, economies of scale and customer loyalty.

         Leading Established Brands. We have the most established and recognized brands in the industry. We believe that seven of our nine brands have a leading market position in their respective categories, based on revenues. With a historical track record of over 100 years for some brands, the Company's traditional and specialty brands represent a significant competitive advantage.

         Broad Product Lines. Our strategy is to provide a full range of high-quality products to meet the complete supply needs of schools for preK-12. With over 80,000 items ranging from classroom supplies and furniture to playground equipment, we provide customers with one source for virtually all of their supplemental educational supplies and furniture needs. In addition to our traditional School Specialty brand, our specialty businesses enrich our general product offering and create opportunities to cross merchandise our specialty products to our traditional customers. Specialty businesses include the following brands:

          Brand                           Products
          -----                           --------

          Childcraft....................  Early childhood
          ClassroomDirect.com...........  General supplies
          Sax Arts and Crafts...........  Art supplies
          Frey Scientific...............  Science
          Sportime......................  Physical education
          Teacher's Video...............  Educational videos
          Brodhead Garrett..............  Industrial arts
          Hammond & Stephens............  School forms

         Innovative Full-Service Business Model. We believe that we are the only company in our industry that has developed a full-service business model with an integrated, multi-channel marketing approach. As a result, we reach district and school administrative decision makers as well as teachers and curriculum specialists through separate sales forces, catalog mailings and the Internet. We utilize our customer database across our family of catalogs to maximize their effectiveness and increase our marketing reach. Our primary e-commerce websites, JuneBox.com for administrative purchase decisions and ClassroomDirect.com for teacher-based purchase decisions, establish a comprehensive presence on the Internet which is a significant competitive advantage for us.

         Stable Industry with Favorable Trends and Dynamics. Because the market for educational supplies is driven primarily by demographics and government spending, we believe our industry is less exposed to economic cycles than many others. We have established working relationships with many large public education organizations and understand how to do business effectively with these institutions.

         Established Infrastructure and Customer Relationships. We believe our seven leading brands, national sales force, the industry's largest product offering, established customer relationships and a national distribution network with multiple sales channels, including e-commerce, give us a significant advantage in this industry. The supplemental education supply market is highly seasonal, with a January through July selling season and a June through October shipping season, and our infrastructure and logistical capacities and capabilities permit us to meet the requirements of these peak periods effectively.

         Proven Acquisition and Integration Model. We have completed over 28 acquisitions since May 1996. We have established a 6 to 12 month target for our integration process in which a transition team is assigned to sell or discontinue incompatible business units, reduce the number of items in the product offering, eliminate redundant expenses, integrate the acquired entity's management information systems, and exploit buying power. To date, our integration efforts have focused on acquired traditional companies and certain administrative and warehousing functions at our specialty divisions. We believe that through these processes, we can rapidly improve the operating margins of the businesses we acquire.

         Effective Use of Technology. We believe that our use of information technology systems allows us to turn over inventory more quickly than our competitors, offer customers more convenient and cost effective ways of ordering products, and more precisely focus our sales and marketing strategies.

         Experienced and Incentivised Management. Our management team provides depth and continuity of experience. In addition, management's interests are aligned with those of our shareholders, as many members of management own shares of our common stock and/or have been granted options to purchase our common stock.

                                Growth Strategy

         We use the following strategies to grow and enhance our position as the leading marketer of supplemental educational supplies:

         Internal Growth. We plan to continue to increase our revenues by:

         . Taking advantage of market growth through rising expenditures per student, combined with increasing enrollment

         . Increasing penetration in geographic markets where we are currently underrepresented

         .  Cross-merchandising specialty products to traditional customers

         .  Adding new products to enhance the breadth of our product offering

         . Pursuing price increases to the extent supported by market conditions

         . Intensifying marketing efforts through partnerships with companies such as Riverdeep Group plc, a curriculum-based educational software company

         .  Adding sales through Internet channels

         Margin Improvement. As we continue to grow our revenues, we plan to increase margins by selling more specialty products, which typically generate higher gross margins due to the large number of proprietary and branded products in the product mix. In addition, we believe we can further improve operating margins by leveraging the benefits of the recent Hammett acquisition and:

         .  Increasing buying power combined with price expansion

         . Continuing the elimination of redundant expenses of acquired businesses

         .  Reducing our overhead costs

         .  Improving the efficiency of our distribution network

         .  Reviewing and adjusting the level of customer discounts

         . Taking advantage of the industry's shift toward site-based (versus centralized) purchasing

         Acquisitions. Our selective acquisition strategy and proven integration model have allowed us to solidify our leading position within the industry and establish a strong national marketing and distribution platform. This platform allows us to integrate acquired brands more easily and strengthen our specialty brand portfolio and enter supplemental education categories in which we do not currently compete, such as music or math, in addition to enabling us to grow faster than the industry. We believe that our size and national presence give us an advantage as a potential acquirer in a consolidating industry.

         Furthermore, our proven integration model allows us to realize significant synergies. We believe we have demonstrated our ability to reduce redundant costs, retain the customers of the acquired brands, and integrate distribution networks and information technology platforms. For each acquisition, we assume a reduction of approximately 10% of the acquired company's revenues. The reduction is expected as we discontinue any unprofitable business lines, divest any product lines outside our core competencies and reduce overlapping sales forces. The integration model is designed to offset the sales reduction and efficiently combine the companies. The model allows us to smoothly consolidate distribution centers, improve geographic distribution, integrate the back-office functions, expand purchasing power and, when a specialty company is acquired, realize product and margin enhancement related to cross merchandising.

                                 Product Lines

         We market two broad categories of products: general school supplies and specialty products geared towards specific educational disciplines. Our specialty products enrich our general supply product offering and create opportunities to cross merchandise our specialty products to our traditional customers. With over 80,000 items ranging from classroom supplies and furniture to playground equipment, we provide customers with one source for virtually all of their supplemental educational supply needs.

         Our general school supply product lines can be described as follows:

         School Specialty. Through the School Specialty catalog, which is targeted to administrative decision makers, we offer a comprehensive selection of classroom supplies, instructional materials, educational games, art supplies, school forms (such as reports, planners and academic calendars), educational software, physical education equipment, audio-visual equipment, school furniture and indoor and outdoor equipment. We believe we are the largest school furniture resale source in the United States. We have been granted exclusive franchises for certain furniture lines in specific territories and we enjoy significant purchasing power in open furniture lines. We enhance our furniture offering with a custom design and contract management service called Projects by Design, which assists in the building or renovation of schools.

         Our specialty businesses offer product lines for specific educational disciplines, as follows:

         Childcraft. Childcraft markets early childhood education products and materials. Childcraft also markets over 1,000 proprietary or exclusive products manufactured by its Bird-in-Hand Woodworks subsidiary, including wood classroom furniture and equipment such as library shelving, cubbies, easels, desks and play vehicles.

         ClassroomDirect.com. ClassroomDirect.com offers general supplemental educational supplies to teachers and curriculum specialists directly through its mail-order catalogs and fully integrated B2T website.

         Sax Arts and Crafts. Sax Arts and Crafts is a leading marketer of art supplies and art instruction materials, including paints, brushes, paper, ceramics, art metals and glass, leather and wood crafts. Sax Arts and Crafts offers customers a toll free "Art Savvy Hotline" staffed with professional artists to respond to customer questions.

         Frey Scientific. Frey Scientific is a leading marketer of laboratory supplies, equipment and furniture for science classrooms. Frey Scientific offers value-added focus in the biology, chemistry, physics and earth science areas.

          Sportime. Sportime is a leading marketer of physical education, athletic and recreational products. Sportime's catalog product offering includes products for early childhood through middle school as well as targeted products for physically challenged children.

         Teacher's Video. Teacher's Video is a leading marketer and producer of educational videos for educators targeting teachers, curriculum coordinators and department heads through 16 different curriculum-oriented catalogs, with a total annual mailing volume in excess of 22 million catalogs.

         Brodhead Garrett. Brodhead Garrett is the nation's oldest marketer of industrial arts products and technical materials to classrooms. Brodhead Garrett's product line includes various items such as drill presses, sand paper, lathes and robotic controlled arms.

         Hammond & Stephens. Hammond & Stephens is a leading publisher of school forms, including student assignment books, record books, grade books, teacher planners and other printed forms.

         Our merchandising managers, many of whom have prior experience in education, continually review and update the product lines for each business. The merchandising managers convene customer focus groups and advisory panels to determine whether current offerings are well-received and to anticipate future demand. The merchandising managers also travel to product fairs and conventions seeking out new product lines. This annual review process results in a constant reshaping and expansion of the educational materials we offer.

                              Sales and Marketing

     We have implemented an innovative multi-channel sales and marketing strategy that employs a traditional sales force of over 300 professionals, a specialty sales force of over 50 professionals, over 38 million catalogs mailed annually, a B2T website and a B2B educational portal. We believe we have developed a substantially different sales and marketing model from that of other supplemental educational supply companies in the United States. Our strategy is to use two separate sales and marketing approaches ("top down" and "bottom up") to reach all the prospective purchasers in the education system.

     Traditional Business. Our "top down" marketing approach targets administrative decision-makers through our traditional sales force, the School Specialty general supply catalog and the JuneBox.com education portal. This approach accounts for the majority of our traditional business.

     Our primary compensation program for sales representatives is based on commissions as a percentage of gross profit on sales. For new and transitioning sales representatives, we offer salary and expense reimbursement until the representative is moved to a full commission compensation structure.

     Schools typically purchase supplies based on established relationships with relatively few vendors. We seek to establish and maintain these critical relationships, by assigning accounts within a specific geographic territory to a local area sales representative who is supported by a centrally located customer service team. The customer service representatives frequently call on existing customers to ascertain and fulfill their supplemental educational supply needs. The representatives maintain contact with these customers throughout the order cycle and assist in processing orders.

     As part of the integration of Beckley-Cardy, which we acquired in 1998, we restructured our traditional sales and marketing operations from a decentralized regional system to a more centralized national structure. We believe that the new structure significantly improves our effectiveness through better sales management, resulting in higher regional penetration, and significant cost savings through the reduction of distribution centers.

     "Projects by Design" is a service we provide to help in the building or renovation of schools. Our professionals prepare a detailed room-by-room analysis to simplify supplemental educational supply planning and fulfillment. Customers have the ability to view prospective classrooms through our innovative software in order to efficiently manage the project.

     Specialty Business. We use the "bottom up" approach to target the classroom level decision-makers through our specialty sales force and catalogs featuring seven specialty brands along with our ClassroomDirect.com catalog and website. These catalogs allow teachers to procure supplies that are specific to their curriculum and classroom needs and may not have been purchased by school administration.

     For each specialty brand, a major catalog containing its full product offering is distributed near the end of the calendar year for the beginning of the January through July selling season. During the course of the year we mail additional supplemental catalogs. Schools can also access the Childcraft, Teacher's Video and ClassroomDirect.com websites. Further, we believe that by cross marketing our specialty brands to traditional customers, we can achieve substantial incremental sales.

     Internet Operations. Our Internet approach comprises both a B2T website and a B2B portal and creates a new sales channel for School Specialty. We have invested approximately $11 million within the last three years to develop what we believe to be the number one education portal and e-commerce website in the industry. In January 1999, we launched our fully-integrated, e-commerce website ClassroomDirect.com. The site offers access to approximately 18,000 items with digital pictures of most items. The site is currently teacher-focused, but we have the option to broaden the format to target the large parent/student market.

     In August 1999, we launched JuneBox.com, a portal structured as an education mall offering our products. We believe that this site will play an important role within the education industry by providing education-related content and information, thereby strengthening our brand name recognition. In March 2000, we signed an agreement with Ariba, Inc. to power JuneBox.com.

     JuneBox.com offers School Specialty's full product portfolio as well as other suppliers' products such as United Stationers, one of the largest suppliers of office products and janitorial supplies. This portal provides enhanced value to educators as it offers over 140,000 items. JuneBox.com is a one-stop shop for all supplemental educational supplies as well as teaching tips, lesson plan help, product reviews and updates on current events affecting the education community.

     We also benefit from the Internet with increased quality of customer service and lower operating costs. By shifting the majority of customer service for e-commerce customers to the Internet and having orders reviewed and verified on-line, we have been able to reduce the associated costs while providing a 24-hour service. Substantially all of our investments in our Internet operations have been dedicated towards building an efficient, advanced and flexible Internet platform.

     Pricing. Pricing for our general and specialty product offerings varies by product and market channel. We generally offer a negotiated discount from catalog prices for supplies from our School Specialty catalog and respond to quote and bid requests. The pricing structure of specialty products offered through direct marketing is generally not subject to negotiation.

     School Specialty has built a broad customer base where no single customer accounted for more than 2% of sales during fiscal 1999, 2000 or 2001. We believe we sell into every school district in the United States and reach nearly all of the country's teachers.

                                  Procurement

     Traditional Business. We purchase our general school supplies and furniture and equipment from over 2,000 vendors. Product selection is typically evaluated on an annual basis and we typically negotiate an annual supply contract with each vendor. Our supply contracts with our larger vendors typically provide for special pricing and/or extended terms and often include volume based incentive and rebate programs. In fiscal 2000, we introduced a private label, ClassroomSelect, which has allowed for margin expansion. We have exclusive distribution rights on several furniture and equipment lines.

     Specialty Business. Many of our products in the specialty business are proprietary. We either develop the product or it is an exclusive product developed on our behalf. Typically, we outsource the manufacturing of proprietary products, except for our Childcraft division, which manufactures wood furniture for sale by Childcraft and our other businesses. We produce our Teacher's Video proprietary videos at our Global Video facility in Tempe, Arizona. Our Hammond & Stephens forms are designed and produced at our facility in Fremont, Nebraska. We purchase non-proprietary products in the specialty business in a similar manner as our traditional business procurement process.

     To the extent the traditional and specialty businesses are sourcing product from common vendors, we typically negotiate one contract to take full advantage of our combined buying power. We maintain close and stable relationships with our vendors to facilitate a streamlined procurement process. At the same time, we continually review alternative supply sources in an effort to improve quality, improve customer satisfaction, and reduce product cost.

                                   Logistics

     We have built what we believe is the largest and most sophisticated distribution network among our direct marketing competitors, with twelve fully-automated and seamlessly-integrated distribution centers that ship directly to the customer. The distribution centers average approximately 190,000 square feet. We also maintain three call centers to support customer service and sales. We believe this network represents a significant competitive advantage for us, allowing us to reach any school in a fast and efficient manner. We shipped approximately 70% of stocked inventory via UPS in fiscal 2001 and had a 97% on-time delivery rate. The fill-rate of our facilities has generally exceeded 95% at the peak of our shipping season. We have the ability to expand the network through necessary additions needed to support sales growth. New warehouse capacity can be leased and no large capital investments are typically required.

     In order to maintain the proprietary nature of some of our specialty products, we operate two small manufacturing facilities. The Lancaster, Pennsylvania facility manufactures products for the Childcraft brand, while the Fremont, Nebraska facility is used for the production of school forms. Our manufactured products account for approximately 5% of our sales.

                              Information Systems

     We believe that through the utilization of technology in areas such as purchasing and inventory management, customer order fulfillment and database management, we are able to turn over inventory more quickly than competitors, offer customers more convenient and cost effective ways of ordering products and more precisely focus our sales and marketing strategies.

     We use two principal information systems. In the traditional and certain specialty businesses, we use a specialized distribution software package used primarily by office products and paper marketers. This software package, System for Distributors, offers a fully-integrated process from sales order entry through customer invoicing, and inventory requirements planning through accounts payable. Our system provides information through daily automatic posting to the general ledger and integrated inventory control. We have made numerous enhancements to this process that allow greater flexibility in addressing the seasonal requirements of the industry and meeting specific customer needs.

     The remaining specialty divisions use a mail-order and catalog system provided by Smith-Gardner & Associates. This mail-order and catalog system meets the needs of the direct marketing approach with extensive list management and tracking of multiple marketing efforts. The system provides complete and integrated order processing, inventory control, warehouse management and financial applications.

     Our software and hardware allow for continued incremental growth as well as the opportunity to integrate new client-server and other technologies into the information systems.

                                  Competition

     We believe the market we operate in is competitive on a regional basis. However our heaviest competition is coming from alternate channel competitors such as office product contract stationers and office supply superstores. Their primary advantages over us are size, location, greater financial resources and buying power. Their primary disadvantage is that their product mix typically covers less than 20% of the school's needs (measured by volume). In addition, our competitors do not offer special order fulfillment software, which we believe is increasingly important to adequately service school needs. We believe we compete favorably with these companies on the basis of service and product offering.

                                   Employees

     As of June 15, 2001, we had approximately 2,200 full-time employees. To meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. As of June 15, 2001, none of our employees were represented by a labor union. We consider our relations with our employees to be very good.

                          Forward-Looking Statements

     Statements in this Annual Report which are not historical are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 1, Business and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, future acquisitions, capital expenditures and adequacy of capital resources; (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission; and (3) information contained in written material, releases and oral statements issued by, or on behalf of, School Specialty including, without limitation, statements with respect to projected revenues, costs, earnings and earnings per share. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as "may," "will," "should," "believes," "expects," "anticipates," "estimates," "continues" or similar expressions.

     All forward-looking statements included in this Annual Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by or on behalf of us, in this Annual Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to the factors listed in Exhibit 99.2 to our Form 10-K for fiscal 2001.

Item 2.   Properties
          ----------

          We recently moved our corporate headquarters from 1000 North Bluemound Drive, Appleton, Wisconsin to a leased facility at W6316 Design Drive, Greenville, Wisconsin a combined office and warehouse facility of approximately 332,000 square feet. We also lease or own the following principal facilities:

                                                      Approximate
                                                        Square        0wned/
                  Locations                             Footage       Leased           Lease Expiration
                  ---------                             -------       ------           ----------------
Agawam, Massachusetts (1).....................          188,000       Leased          November 30, 2020
Atlanta, Georgia (2)..........................           20,000       Leased          January 31, 2006
Birmingham, Alabama (2).......................          190,000       Leased          November 30, 2006
Fremont, Nebraska (2).........................           95,000       Leased          June 30, 2003
Fresno, California (1)........................          163,200       Leased          November 1, 2009
Greenville, Wisconsin (3).....................          332,000       Leased          June 1, 2021
Lancaster, Pennsylvania (2)...................           73,000       Leased          December 31, 2002
Lancaster, Pennsylvania (2)...................          204,000       Leased          February 28, 2009
Lufkin, Texas (1).............................          140,000       Owned                 --
Lyons, New York (1)...........................          179,000       Owned                 --
Mansfield, Ohio (3)...........................          315,000       Leased          November 30, 2020
New Berlin, Wisconsin (2).....................           97,500       Leased          March 31, 2002
Salina, Kansas (1)............................          123,000       Owned                 --
Southaven, Mississippi (1)....................          200,000       Leased          December 31, 2010
Tempe, Arizona (2)............................           57,000       Leased          February 28, 2005

________________

     (1)  Location services the traditional segment.
     (2)  Location services the specialty segment.
     (3)  Location services both business segments.

          The 73,000 square foot Lancaster, Pennsylvania facility is used for manufacturing and the Fremont, Nebraska facility is used for production of school forms. The other facilities are distribution centers and/or office space.

          We believe that our properties, as enhanced for our ongoing expansion, are adequate to support our operations for the foreseeable future. We regularly review the utilization and consolidation of our facilities.

Item 3.   Legal Proceedings
          -----------------

          We are, from time to time, a party to legal proceedings arising in the normal course of business. We believe that none of these legal proceedings will materially or adversely affect our financial position, results of operations or cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          There were no matters submitted during the quarter ended April 28, 2001 to a vote of our security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     As of June 15, 2001, the following persons served as executive officers of School Specialty:

  Name and Age
  ------------
   of Officer
   ----------

Daniel P. Spalding         Mr. Spalding became Chairman of the Board and Chief
     Age 46                Executive Officer of School Specialty in February
                           1998. From 1996 to February 1998, Mr. Spalding served as President of the Educational Supplies and Products
                           Division of U.S. Office Products. From 1988 to 1996, he served as President, Chief Executive Officer and a director of School Specialty's predecessor. Prior to 1988, Mr. Spalding was an officer of JanSport, a manufacturer of sports apparel and backpacking equipment. Mr. Spalding was a co-founder of JanSport and served as President and Chief Executive Officer from 1977 to 1984. Mr. Spalding has been a director of the National School Supply and Equipment
                           Association since 1992 and completed his term as the association's Chairman in November 1997.

David J. Vander Zanden     Mr. Vander Zanden became the President and Chief
     Age 46                Operating Officer of School Specialty in March 1998.
                           From 1992 to March 1998, he served as President of Ariens Company, a manufacturer of outdoor lawn and garden equipment. Mr. Vander Zanden has served as a director of School Specialty since completion of the spin-off from U.S. Office Products in June 1998.

Mary M. Kabacinski         Ms. Kabacinski, a Certified Public Accountant, has
     Age 52                served as Executive Vice President and Chief
                           Financial Officer of School Specialty since August
                           1999. From 1989 to 1999, she served as Senior Vice
                           President and Chief Financial Officer for Marquette
                           Medical Systems, a manufacturer of medical devices.

A. Brent Pulsipher         Mr. Pulsipher became Executive Vice President of
     Age 59                Corporate Logistics and Technology of School
                           Specialty in March 2001. From 1998 to 2001, Mr.
                           Pulsipher was Chief Information Officer for Tropical
                           Sportswear International, an apparel producer and brand manager. Mr. Pulsipher held the position of Manager of Consulting Services for Distribution
                           Resources Company from 1988 to 1998. Prior to 1988,
                           Mr. Pulsipher held various executive operational and consulting positions.

Michael J. Killoren        Mr. Killoren has served as Executive Vice President
     Age 44                and Chief Information Officer of JuneBox.com, Inc.,
                           since June 2000. From 1999 through June 2000, Mr.
                           Killoren served as Vice President and Chief
                           Information Officer of School Specialty. Mr. Killoren was Chief Operating Officer of School Specialty
                           Distribution from 1997 to 1999 and Vice President
                           Operations from 1992 to 1997. Mr. Killoren joined
                           School Specialty in 1980.

Donald J. Noskowiak        Mr. Noskowiak has served as Vice President of Finance
     Age 43                and Business Development of School Specialty since
                           August 1999. Mr. Noskowiak has been with School
                           Specialty since 1992, and served as Chief Financial
                           Officer from 1997 to August 1999.

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

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters
          ---------------------------------------------------------------------

Market Information

          Our common stock has traded under the symbol "SCHS" on the Nasdaq National Market since June 10, 1998. There was no market for the common stock prior to that date. The table below sets forth the reported high and low closing sale prices for shares of the common stock, as reported by the Nasdaq National Market during the indicated quarters.


                                                             High      Low
                                                             ----      ---

          Fiscal 2001 quarter ended
          -------------------------
          July 29, 2000...................................   $19.50  $14.50
          October 28, 2000................................    21.31   15.06
          January 27, 2001................................    21.69   15.00
          April 28, 2001..................................    23.39   19.69

                                                             High      Low
                                                             ----      ---
          Fiscal 2000 quarter ended
          -------------------------
          July 24, 1999...................................   $19.31  $14.31
          October 23, 1999................................    17.38   11.88
          January 22, 2000................................    16.63   12.13
          April 29, 2000..................................    23.13   14.13

Holders

          As of June 15, 2001, there were 2,212 record holders of our common stock.

Historical Dividends

          We have not declared or paid any cash dividends on our common stock to date. We currently intend to retain our future earnings to finance the growth, development and expansion of our business. Accordingly, we do not expect to pay cash dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends may be restricted or prohibited from time to time by financial covenants in our credit agreements and debt instruments. Our current credit facility contains restrictions on, and in some circumstances may prevent, our payment of dividends.

Item 6.   Selected Financial Data
          -----------------------

                            SELECTED FINANCIAL DATA
                (in thousands, except per share data)  (1) (2)

                                                                             Fiscal Year Ended
                                                ------------------------------------------------------------------------------
                                                (52 Weeks)       (53 Weeks)       (52 Weeks)       (52 Weeks)       (52 Weeks)
                                                 --------         --------         --------         --------         --------
                                                 April 28,        April 29,        April 24,        April 25,        April 26,
                                                   2001             2000             1999             1998             1997
                                                 --------         --------         --------         --------         --------
Statement of Operations Data:
Revenues..............................           $692,674         $639,271         $521,704         $310,455         $191,746
Cost of revenues......................            440,946          406,043          341,783          202,870          126,862
                                                 --------         --------         --------         --------         --------
  Gross profit........................            251,728          233,228          179,921          107,585           64,884
Selling, general and administrative
      expenses........................            208,647          184,586          144,659           87,846           53,177
Non-recurring acquisition costs.......                 --               --               --               --            1,792
Restructuring and strategic
      restructuring costs............               4,500               --            5,274            3,491              194
                                                 --------         --------         --------         --------         --------
  Operating income....................             38,581           48,642           29,988           16,248            9,721
Interest expense (net)................             16,014           13,151           12,601            5,373            4,197
Other expense (income)................              1,214            1,856             (228)             156             (196)
                                                 --------         --------         --------         --------         --------
  Income before provision for
    income taxes......................             21,353           33,635           17,615           10,719            5,720
Provision for (benefit from) income
    taxes (3).........................              9,214           15,120            8,719            5,480           (2,412)
                                                 --------         --------         --------         --------         --------
  Net income..........................           $ 12,139         $ 18,515         $  8,896         $  5,239         $  8,132
                                                 ========         ========         ========         ========         ========

Net income per share:
  Basic...............................           $   0.69         $   1.06         $   0.61         $   0.40         $   0.81
  Diluted.............................           $   0.68         $   1.06         $   0.60         $   0.39         $   0.80
Weighted average shares outstanding:
  Basic...............................             17,495           17,429           14,690           13,284           10,003
  Diluted.............................             17,782           17,480           14,840           13,547           10,196

                                                 April 28,        April 29,        April 24,        April 25,        April 26,
                                                   2001             2000             1999             1998             1997
                                                 --------         --------         --------         --------         --------
Balance Sheet Data:
Working capital.......................           $ 85,518         $116,857         $115,853         $ 47,791         $ 14,491
Total assets..........................            506,292          454,849          437,708          223,729           87,685
Long-term debt........................            158,168          144,789          161,691           63,014           33,792
Total debt............................            179,783          162,180          173,285           83,302           60,746
Shareholders' equity..................            239,460          224,993          202,687          106,466           16,329

__________

(1) The historical financial information of School Specialty, Inc. and The Re-Print Corp., both of which were acquired by U.S. Office Products in business combinations accounted for under the pooling-of-interests method in May 1996 and July 1996, respectively, have been combined on a historical cost basis in accordance with generally accepted accounting principles to present this financial data as if the two companies had always been members of the same operating group. All business acquisitions since July 1996 have been accounted for under the purchase method. The financial information of the businesses acquired in business combinations accounted for under the purchase method is included from the dates of their respective acquisitions.

(2) Certain amounts previously reported have been reclassified to conform with the fiscal 2001 presentation. These reclassifications have no effect on net income or net income per share.

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

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
Results of Operations
---------------------

          You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes, included elsewhere in this Annual Report.

Overview

          We are the largest direct marketing company for supplemental educational supplies to schools and teachers for preK-12 in the United States. We offer more than 80,000 items through an innovative two-pronged marketing approach that targets both school administrators and individual teachers. Our broad product range enables us to provide our customers with one source for virtually all of their non-textbook school supplies and furniture needs.

          We have grown significantly in recent years primarily through acquisitions but also through internal growth. Our revenues for fiscal 2001 were $692.7 million and our operating income before restructuring costs was $43.1 million, which represented compound annual increases of 38% and 39%, respectively, compared to our fiscal 1997 results.

          Our gross margin has improved in recent years primarily due to acquisitions and increased buying power. We have acquired many specialty businesses, which tend to have higher gross margins than our traditional business. In addition, our acquisitions of both specialty and traditional businesses have increased our buying power, resulting in reduced costs of the products we purchase.

          Our operating profit and margins also improved significantly over the last several years, prior to fiscal 2001. This improvement reflects our acquisitions of specialty companies, which typically have higher operating margins than our traditional business. In addition, through the integration of acquired businesses, we have been able to further improve our operating profit and margins by eliminating redundant expenses, leveraging overhead costs and improving purchasing power. Because our business is seasonal, the timing of our acquisitions may affect the comparability of our operating profit and margins in the short term. In particular, the decline in operating profit and margins in fiscal 2001 was primarily due to the Hammett acquisition, a major acquisition during a seasonally low period. In addition, fiscal 2001 operating profit and margins were impacted by our investment in Internet operations.

          In recent years, we have grown through acquisitions. As a result of integrating the acquired operations, we have recorded restructuring charges over the last several years. These charges have primarily been to close existing facilities and to consolidate operations that, when combined with acquired operations, became redundant. To the extent our integrations have resulted in the closure of an acquired facility or consolidation of acquired operations, the costs were charged to goodwill.

          Our effective tax rate is higher than the federal statutory tax rate of 35%. This historically has been due primarily to non-deductible goodwill amortization and state taxes.

          Our business and working capital needs are highly seasonal with peak sales levels occurring from June through October. During this period, we receive, ship and bill the majority of our orders so that schools and teachers receive their merchandise by the start of each school year. Our inventory levels increase in April through June in anticipation of the peak shipping season. The majority of shipments are made between May and October and the majority of cash receipts are collected from September through December. As a result, we usually earn more than 100% of our annual net income in the first two quarters of our fiscal year and operate at a net loss in our third and fourth fiscal quarters.

Results of Operations

          The following table sets forth certain information as a percentage of revenues on a historical basis concerning our results of operations for the fiscal years 2001, 2000, and 1999.

                                                                                   Fiscal Year Ended
                                                               ---------------------------------------------------------
                                                                April 28, 2001       April 29, 2000      April 24, 1999
                                                                --------------       --------------      --------------
                                                                  (52 Weeks)           (53 Weeks)          (52 Weeks)
                                                                   --------             --------            --------
Revenues.............................................               100.0%              100.0%               100.0%
Cost of revenues.....................................                63.7                63.5                 65.5
                                                                    -----               -----                -----
   Gross profit......................................                36.3                36.5                 34.5
Selling, generaland administrative expenses..........                30.1                28.9                 27.7
Restructuring and strategic restructuring costs......                 0.6                  --                  1.0
                                                                    -----               -----                -----
   Operating income..................................                 5.6                 7.6                  5.8
Interest expense, net................................                 2.3                 2.1                  2.4
Other expense........................................                 0.2                 0.2                   --
                                                                    -----               -----                -----
Income before provision for income taxes.............                 3.1                 5.3                  3.4
Provision for income taxes...........................                 1.3                 2.4                  1.7
                                                                    -----               -----                -----
Net income...........................................                 1.8%                2.9%                 1.7%
                                                                    =====               =====                =====

Consolidated Historical Results of Operations

Fiscal Year Ended April 28, 2001 (52 weeks) Compared to Fiscal Year Ended April 29, 2000 (53 weeks)

Revenues
--------

     Revenues increased 8.4% from $639.3 million for fiscal 2000 to $692.7 million for fiscal 2001. This increase is primarily due to the inclusion of revenues from the eight businesses acquired since the beginning of fiscal 2000 and internal growth on existing business. These increases were partially offset by an extra week of shipments in fiscal 2000, as fiscal 2000 was a 53 week fiscal year and fiscal 2001 had 52 weeks. On a comparable 52 week basis, revenues increased 10.4% from fiscal 2000 to fiscal 2001.

Gross Profit
------------

     Gross profit increased 7.9% from $233.2 million, or 36.5% of revenues, in fiscal 2000 to $251.7 million, or 36.3% of revenues, in fiscal 2001. The increase in gross profit was due primarily to an increase in revenues. The change in gross margin was primarily due to slightly lower gross margins in the traditional segment driven by lower margins on the furniture lines, partially offset by enhanced consumable business gross margins and an increase in consumable business product mix, which has higher gross margins than the furniture lines in the traditional segment. This change in traditional segment gross margin was offset by an increase in specialty segment gross margin in the Childcraft division (driven by improved operating efficiencies and purchasing power) and the acquisition of Global Video in June 2000, which has higher gross margins than most of our other specialty businesses.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses include selling expenses (the most significant component of which is sales wages and commissions), operations expenses (which includes customer service, warehouse and warehouse shipments transportation costs), catalog costs, general administrative overhead (which includes information systems, accounting, legal, and human resources) and depreciation and amortization expense.

     Selling, general and administrative expenses increased 13.0% from $184.6 million, or 28.9% of revenues, in fiscal 2000 to $208.6 million, or 30.1% of revenues, in fiscal 2001. The increase in selling, general and administrative expenses was primarily due to an increase in variable costs related to increased revenues, expenses incurred to develop our Internet operations, and the acquisition of certain assets of Hammett. The change in selling, general and administrative expenses as a percentage of revenues was due to 1) growth in the specialty segment, which typically has higher selling, general and administrative expenses than our other business segments, 2) expenses incurred in developing our Internet operations and 3) the acquisition of Hammett during our seasonally low period, which created redundancies in the traditional segment. We began to integrate Hammett during the third quarter of fiscal 2001, and will further consolidate operations as a result of the acquisition in the third quarter of fiscal 2002, following our heavy shipping season.

Restructuring Costs
-------------------

     During the fourth quarter of fiscal 2001, we recorded a restructuring charge of $4.5 million, which includes $2.4 million to close redundant facilities, $1.5 million for severance and termination benefits for approximately 80 individuals and $0.6 million for other costs. We began to formulate the plan for restructuring during fiscal 2001's third quarter following our acquisition of Hammett. Further details of the restructuring charge are discussed in the notes to consolidated financial statements.

Interest Expense
----------------

     Net interest expense increased $2.9 million from $13.2 million, or 2.1% of revenues, in fiscal 2000, to $16.0 million, or 2.3% of revenues in fiscal 2001. The increase in net interest expense was primarily attributable to the debt assumed and cash paid for the acquisitions of Global Video and Hammett, which occurred in June 2000 and November 2000, respectively, and a slight increase in the effective interest rate. These increases were partially offset by reduced interest expense attributable to debt repaid from the net proceeds from sale-leaseback transactions of $17.8 million, the sale of property of $6.6 million, the sale of Gresswell of $3.5 million and proceeds from an accounts receivable securitization (the "receivable securitization") of $50.0 million, which we entered into in November 2000.

Other Expenses
--------------

     Other expenses decreased $0.7 million from $1.9 million in fiscal 2000 to $1.2 million in fiscal 2001. Other expenses in fiscal 2001 primarily consisted of a $0.7 million pre-tax loss on the disposition of Gresswell and the discount and loss on the receivable securitization of $1.4 million, partially offset by a $0.5 million pre-tax gain on the sale of SmartStuff. Other expenses in fiscal 2000 primarily consisted of a $1.5 million non-cash impairment charge on a minority equity investment.

Provision for Income Taxes
--------------------------

     Provision for income taxes for fiscal 2001 decreased 39.1% or $5.9 million over fiscal 2000, reflecting income tax rates of 43.2% and 45.0% in fiscal 2001 and fiscal 2000, respectively. The decrease in the effective tax rate was primarily due to the impact of the difference in book and tax basis related to the divestitures of SmartStuff and Gresswell. The higher effective tax rate, as compared to the federal statutory rate of 35.0%, is primarily due to state income taxes and non-deductible goodwill amortization.


Fiscal Year Ended April 29, 2000 (53 weeks) Compared to Fiscal Year Ended April 24, 1999 (52 weeks)

Revenues
--------

     Revenues increased 22.5% from $521.7 million for fiscal 1999 to $639.3 million for fiscal 2000. This increase was primarily due to internal growth on existing business and the inclusion of revenues from the six companies acquired since the beginning of fiscal 1999.

Gross Profit
------------

     Gross profit increased 29.6% from $179.9 million, or 34.5% of revenues, in fiscal 1999 to $233.2 million, or 36.5% of revenues, in fiscal 2000. The increase in gross margin was due primarily to 1) a shift in product mix to increased revenue from the specialty segment, where proprietary products generate higher gross margins than the traditional segment, 2) an improvement in traditional segment gross margins, driven primarily by more favorable pricing and the elimination of less profitable products from our product offering, and
3) an improvement in specialty segment gross margin, which was driven by more favorable product mix and contributions from Sportime, which was acquired in February of fiscal 1999, and has higher gross margins than most of our other businesses. These increases were slightly offset by contributions from our Internet segment, which as a group has lower gross margins than our other businesses.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses increased 27.6% from $144.7 million, or 27.7% of revenues, in fiscal 1999 to $184.6 million, or 28.9% of revenues, in fiscal 2000. The increase in selling, general and administrative expense was primarily due to an increase in revenues. The increase in selling, general and administrative expense as a percentage of revenues is primarily due to 1) a shift in revenue mix to the specialty segment, which has higher selling, general and administrative expenses than the traditional segment, 2) higher amortization expense due to goodwill amortization related to the acquisitions we completed since the beginning of fiscal 1999, and 3) expenses related to expanding the Internet segment, which were incremental in fiscal 2000. These increases were offset by reduced selling, general and administrative expenses in the traditional segment, which was primarily due to the integration of Beckley-Cardy and the restructuring of the traditional segment, which began in the second quarter of fiscal 1999.

Restructuring Costs
-------------------

     During fiscal 1999, we recorded a strategic restructuring charge of $1.1 million in the first quarter and a $4.2 million restructuring charge in the second quarter, for a total of $5.3 million during fiscal 1999. The $1.1 million charge related to a one-time, non-cash charge for compensation expense attributed to U.S. Office Product's stock option tender offer and the sale of shares of common stock to some of our executive management personnel. The $4.2 million charge was to consolidate existing warehousing, customer service and sales operations. Further details of the restructuring charge are discussed in the notes to consolidated financial statements.

Interest Expense
----------------

     Net interest expense increased $0.6 million from $12.6 million, or 2.4% of revenues, in fiscal 1999, to $13.2 million, or 2.1% of revenues in fiscal 2000. The increase in net interest expense was primarily attributable to the debt assumed and cash paid for the six companies acquired since the beginning of fiscal 1999, partially offset by reduced interest expense attributable to debt repaid from the net proceeds from our follow-on offering of common stock in April 1999.

Other Expenses
--------------

     Other expenses of $1.9 million for fiscal 2000 primarily represented a non-cash impairment charge on a minority investment.

Provision for Income Taxes
--------------------------

     Provision for income taxes for fiscal 2000 increased 73.4% or $6.4 million over fiscal 1999, reflecting income tax rates of 45.0% and 49.5% in fiscal 2000 and fiscal 1999, respectively. The decrease in the effective tax rate was primarily due to a decline in the effective state tax rate and a reduction in the amount of non-deductible goodwill amortization. The higher effective tax rate, as compared to the federal statutory rate of 35.0%, was primarily due to state income taxes and non-deductible goodwill amortization.

Liquidity and Capital Resources

     At April 28, 2001, we had working capital of $85.5 million. Our capitalization at April 28, 2001 was $419.2 million and consisted of total debt of $179.8 million and shareholders' equity of $239.5 million.

     We currently have a five year secured $350 million credit facility with Bank of America, N.A. The credit facility had an initial $100 million term loan maturing quarterly and $250 million of availability under revolving loans. The credit facility matures on September 30, 2003. The amount outstanding as of April 28, 2001 under the credit facility was approximately $179.0 million, consisting of $110.0 million and $69.0 million outstanding under the revolving and term loans, respectively. Borrowings under the credit facility are usually significantly higher during the first two quarters of our fiscal year to meet the working capital needs of our peak selling season.

     Effective January 2, 2001, we entered into an interest rate swap agreement with The Bank of New York covering $50 million of the outstanding amount under the revolving portion of our credit facility. The one-year non-cancelable swap agreement fixes the 30-day LIBOR interest rate at 6.07% per annum on a $50 million notional amount.

     On October 28, 1998, we entered into an interest rate swap agreement with The Bank of New York covering $50 million of the outstanding amount under the revolving portion of our credit facility. The agreement fixed the 30-day LIBOR interest rate at 4.37% per annum on a $50 million notional amount and had a three year term that was cancelable by The Bank of New York on the second anniversary. On October 30, 2000, The Bank of New York cancelled the swap agreement.

     As of April 28, 2001, our effective interest rate on borrowings under our credit facility was approximately 6.8% excluding the effect of the swap agreement and 7.0% including the effect of the swap agreement.

     In fiscal 2001, we borrowed under our credit facility primarily for seasonal working capital, acquisitions, and capital expenditures. During the same period, we made certain immaterial changes to certain financial and other covenants under our credit facility.

     In November 2000, we entered into the receivable securitization, with a financial institution whereby we sell on a continuous basis an undivided interest in all of our eligible trade accounts receivable. Under the receivable securitization, we transfer without recourse all of our accounts receivable to a wholly-owned subsidiary. This subsidiary, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $50.0 million for the sale of such undivided interest. The facility expires in November 2001. At April 28, 2001, $50.0 million was advanced under the receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. The proceeds from the sale were used to reduce borrowings on our credit facility. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $1.4 million and are included in other expenses in our consolidated statement of operations.

     During fiscal 2001, net cash provided by operating activities was $38.5 million, a 23.8% increase over fiscal 2000. Net cash used in investing activities was $104.1 million, including $116.1 million for acquisitions and $15.2 million for additions to property and equipment. This use of cash was offset by net proceeds provided by sale-leaseback transactions of $17.8 million, the sale of property of $6.6 million, and the sale of Gresswell of $3.5 million. Net borrowings of $15.8 million under the credit facility, combined with cash from operations, cash on hand and proceeds from the receivables securitization of $50.0 million were used to finance the above investing activities.

     During fiscal 2000, net cash provided by operating activities was $31.1 million. Net cash used in investing activities was $27.3 million, including $1.3 million for acquisitions, $17.4 million for additions to property and equipment and $8.7 million for other long-term assets. Investments in other long-term assets include $3.0 million for a minority equity interest in A Better Way of Learning which is an e-commerce fulfillment partner of School Specialty, $2.8 million for software licensing to power JuneBox.com, our purchasing portal for schools, $1.7 million to purchase the net assets of a division of a furniture manufacturer and a compilation of other long-term investments. Net payments of $9.4 million were made to reduce indebtedness under the credit facility, using $2.2 million in proceeds from our follow-on offering of common stock, as well as cash from operations and cash on hand.

     Our capital expenditures in fiscal 2002 are expected to be approximately $10 million. The largest items include computer hardware and software and distribution equipment and improvements.

     We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including capital expenditures, and our debt service obligations.

Fluctuations in Quarterly Results of Operations

     Our business is subject to seasonal influences. Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year primarily due to increased shipments to customers coinciding with the start of each school year.

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

     The following table sets forth certain unaudited consolidated quarterly financial data for fiscal 2001 and fiscal 2000. We derived this data from unaudited consolidated financial statements.


                                                               Fiscal Year Ended April 28, 2001
                                   ----------------------------------------------------------------------------------------
                                        First             Second            Third             Fourth            Total
                                   ----------------  ----------------  ----------------  ----------------  ----------------
                                      (13 weeks)        (13 weeks)        (13 weeks)        (13 weeks)        (52 weeks)
Revenues.........................      $217,067          $240,539          $104,658          $130,410          $692,674
Gross profit.....................        79,069            85,513            38,034            49,112           251,728
Operating income (loss)..........        24,107            27,782            (4,211)           (9,097)           38,581
Net income (loss)................        11,393            12,902            (4,802)           (7,354)           12,139

Per share amounts:
   Basic.........................      $   0.65          $   0.74          $  (0.27)         $  (0.42)         $   0.69
   Diluted.......................      $   0.65          $   0.73          $  (0.27)         $  (0.42)         $   0.68

                                                               Fiscal Year Ended April 29, 2000
                                   ----------------------------------------------------------------------------------------
                                        First             Second            Third             Fourth            Total
                                   ----------------  ----------------  ----------------  ----------------  ----------------
                                      (13 weeks)        (13 weeks)        (13 weeks)        (14 weeks)        (53 weeks)
Revenues.........................      $194,299          $231,588           $97,244          $116,140          $639,271
Gross profit.....................        72,879            82,913            33,429            44,007           233,228
Operating income (loss)..........        24,564            26,701            (2,245)             (378)           48,642
Net income (loss)................        11,364            12,184            (3,032)           (2,001)           18,515

Per share amounts:
   Basic.........................      $   0.65          $   0.70           $ (0.17)         $  (0.11)         $   1.06
   Diluted.......................      $   0.65          $   0.70           $ (0.17)         $  (0.11)         $   1.06


Inflation

     Inflation has and is expected to have only a minor effect on our results of operations and our internal and external sources of liquidity.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 137, which delays the adoption date of SFAS No. 133 and was issued in July 1999, requires adoption of SFAS No. 133 for annual periods beginning after June 15, 2000. SFAS No. 133 establishes standards for recognition and measurement of derivatives and hedging activities. We will implement this statement in fiscal year 2002 as required. The adoption of SFAS No. 133 is not expected to have a material effect on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
          --------------------------------------------------------


        Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, equity securities and long-term debt. Market risks relating to our operations result primarily from changes in interest rates. Our borrowings are primarily dependent upon LIBOR rates. A hypothetical 1% decrease in interest rates during fiscal 2001 would have decreased our fiscal 2001 interest expense by approximately $2.5 million. The estimated fair value at April 28, 2001.

        We do not hold or issue derivative financial instruments for trading purposes. To manage interest rate risk on the variable rate borrowings under the revolving portion of our credit facility, we entered in the interest rate swap agreements during fiscal 1999 and fiscal 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." These interest rate swap agreements have the effect of locking in, for a specified period, the base interest rate we pay on a notional principal amount established in the swaps. As a result, while these hedging arrangements are structured to reduced our exposure to interest rate increases, it also limits the benefit we might otherwise have received from any interest rate decrease. The swaps are usually cash settled monthly, with interest expense adjusted for amounts paid or received. Effect of these swaps have been minor during fiscal 2001.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

     Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, equity securities and long-term debt. Market risks relating to our operations result primarily from changes in interest rates. Our borrowings are primarily dependent upon LIBOR rates. A hypothetical 1% decrease in interest rates during fiscal 2001 would have decreased our fiscal 2001 interest expense by approximately $2.5 million. The estimated fair value of long-term debt approximates its carrying value at April 28, 2001.

     We do not hold or issue derivative financial instruments for trading purposes. To manage interest rate risk on the variable rate borrowings under the revolving portion of our credit facility, we entered into interest rate swap agreements during fiscal 1999 and fiscal 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." These interest rate swap agreements have the effect of locking in, for a specified period, the base interest rate we pay on a notional principal amount established in the swaps. As a result, while these hedging arrangements are structured to reduce our exposure to interest rate increases, it also limits the benefit we might otherwise have received from any interest rate decreases. The swaps are usually cash settled monthly, with interest expense adjusted for amounts paid or received. Effects of these swaps have been minor during fiscal 2001.

Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of School Specialty, Inc.:

   We have audited the accompanying consolidated balance sheet of School Specialty, Inc., a Wisconsin corporation, and its subsidiaries as of April 28, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of School Specialty, Inc. as of and for the two years ended April 29, 2000, were audited by other auditors whose report dated June 9, 2000, expressed an unqualified opinion on those statements.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of School Specialty, Inc. as of April 28, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

   Our audit was made for the purpose of forming an opinion on the basic financial statements as of and for the year ended April 28, 2001, taken as a whole. The schedule listed in Part IV Item 14(a)(2) of this Form 10-K is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data as of and for the year ended April 28, 2001, required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Milwaukee, Wisconsin
June 4, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of School Specialty, Inc.

   In our opinion, the consolidated balance sheet as of April 29, 2000 and the related consolidated statements of operations, of shareholders' equity and of cash flows for each of the two years in the period ended April 29, 2000, present fairly, in all material respects, the financial position, results of operations and cash flows of School Specialty, Inc. and its subsidiaries at April 29, 2000 and for each of the two years in the period ended April 29, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein as of April 29, 2000 and April 24, 1999, and for each of the two years in the period ended April 29, 2000, when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements or financial statement schedule of School Specialty, Inc. for any period subsequent to April 29, 2000.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
June 9, 2000

FINANCIAL STATEMENTS

                             SCHOOL SPECIALTY, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)

                                                              April    April
                                                               28,      29,
                                                               2001     2000
                                                             -------- --------
ASSETS
Current assets:
  Cash and cash equivalents................................. $  5,688 $  4,151
  Accounts receivable, less allowance for doubtful accounts
   of $3,523 and $1,744, respectively.......................   40,358   76,028
  Inventories...............................................  102,192   86,117
  Prepaid expenses and other current assets.................   35,053   28,664
  Deferred taxes............................................    7,873    6,964
                                                             -------- --------
    Total current assets....................................  191,164  201,924
Property and equipment, net.................................   43,522   51,725
Intangible assets, net......................................  254,871  192,744
Deferred taxes..............................................      --     1,861
Other.......................................................   16,735    6,595
                                                             -------- --------
    Total assets............................................ $506,292 $454,849
                                                             ======== ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities--long-term debt........................ $ 21,615 $ 17,391
  Accounts payable..........................................   57,896   48,874
  Accrued compensation......................................    7,989    8,634
  Accrued restructuring.....................................    2,513       65
  Other accrued liabilities.................................   15,633   10,103
                                                             -------- --------
    Total current liabilities...............................  105,646   85,067
Long-term debt..............................................  158,168  144,789
Deferred taxes..............................................    3,018      --
                                                             -------- --------
    Total liabilities.......................................  266,832  229,856
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $0.001 par value per share, 1,000,000
   shares authorized; none outstanding......................      --       --
  Common Stock, $0.001 par value per share, 150,000,000
   shares authorized and 17,587,008 and 17,464,505 shares
   issued and outstanding...................................       18       17
  Capital paid-in excess of par value.......................  198,119  196,012
  Accumulated other comprehensive loss (income).............      190      (30)
  Retained earnings.........................................   41,133   28,994
                                                             -------- --------
    Total shareholders' equity..............................  239,460  224,993
                                                             -------- --------
    Total liabilities and shareholders' equity.............. $506,292 $454,849
                                                             ======== ========

          See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In Thousands, Except Per Share Amounts)

                                                   For the Fiscal Year Ended
                                                   ----------------------------
                                                    April     April     April
                                                   28, 2001  29, 2000  24, 1999
                                                   --------  --------  --------
                                                     (52       (53       (52
                                                    weeks)    weeks)    weeks)
Revenues.......................................... $692,674  $639,271  $521,704
Cost of revenues..................................  440,946   406,043   341,783
                                                   --------  --------  --------
    Gross profit..................................  251,728   233,228   179,921
Selling, general and administrative expenses......  208,647   184,586   144,659
Restructuring and strategic restructuring costs...    4,500       --      5,274
                                                   --------  --------  --------
    Operating income..............................   38,581    48,642    29,988
Other (income) expense:
  Interest expense................................   16,142    13,342    12,735
  Interest income.................................     (128)     (191)     (134)
  Other...........................................    1,214     1,856      (228)
                                                   --------  --------  --------
Income before provision for income taxes..........   21,353    33,635    17,615
Provision for income taxes........................    9,214    15,120     8,719
                                                   --------  --------  --------
Net income........................................ $ 12,139  $ 18,515  $  8,896
                                                   ========  ========  ========
Weighted average shares outstanding:
  Basic...........................................   17,495    17,429    14,690
  Diluted.........................................   17,782    17,480    14,840
Net income per share:
  Basic........................................... $   0.69  $   1.06  $   0.61
  Diluted......................................... $   0.68  $   1.06  $   0.60



          See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In Thousands)

                                           Capital                Accumulated
                          Common Stock     Paid-in                   Other                  Total         Total
                         ---------------- Excess of  Divisional  Comprehensive Retained Shareholders' Comprehensive
                         Shares   Dollars Par Value    Equity    Income (Loss) Earnings    Equity     Income (Loss)
                         -------  ------- ---------  ----------  ------------- -------- ------------- -------------
Balance at April 25,
 1998................... $   --    $--    $    --    $ 104,883       $--       $ 1,583    $106,466
 Shares distributed in
  spin-off from U.S.
  Office Products.......  12,204     12    104,867    (104,883)         4          --          --        $     4
 Capital contribution
  by U.S. Office
  Products..............     --     --       7,217         --         --           --        7,217
 Compensation charge
  for options tendered
  in strategic
  restructuring.........     --     --         803         --         --           --          803
 Compensation expense
  from School
  Specialty, Inc. stock
  purchase..............     --     --         271         --         --           --          271
 Issuance of common
  stock in conjunction
  with acquisitions.....     250    --       5,487         --         --           --        5,487
 Issuances of common
  stock.................   4,775      5     73,551         --         --           --       73,556
 Cumulative translation
  adjustment............     --     --         --          --          (9)         --           (9)           (9)
 Net income.............     --     --         --          --         --         8,896       8,896         8,896
                         -------   ----   --------   ---------       ----      -------    --------       -------
   Total comprehensive
    income..............                                                                                   8,891
                                                                                                         =======
Balance at April 24,
 1999...................  17,229     17    192,196         --          (5)      10,479     202,687
 Issuance of common
  stock.................     151    --       2,225         --         --           --        2,225
 Issuance of common
  stock in conjunction
  with stock option
  exercises, net of
  tax...................      55    --         918         --         --           --          918
 Issuance of common
  stock in conjunction
  with acquisitions.....      57    --       1,178         --         --           --        1,178
 Retirement of common
  stock in connection
  with odd-lot tender
  offer.................     (27)   --        (505)        --         --           --         (505)
 Cumulative translation
  adjustment............     --     --         --          --         (25)         --          (25)          (25)
 Net income.............     --     --         --          --         --        18,515      18,515        18,515
                         -------   ----   --------   ---------       ----      -------    --------       -------
   Total comprehensive
    income..............                                                                                  18,490
                                                                                                         =======
Balance at April 29,
 2000...................  17,465     17    196,012         --         (30)      28,994     224,993
 Issuance of common
  stock in conjunction
  with stock option
  exercises, net of
  tax...................     133      1      2,375         --         --           --        2,376
 Retirement of common
  stock in connection
  with odd-lot tender
  offer.................     (11)   --        (268)        --         --           --         (268)
 Cumulative translation
  adjustment............     --     --         --          --          30          --           30            30
 Unrealized gain on
  securities available
  for sale, net of tax..     --     --         --          --         190          --          190           190
 Net income.............     --     --         --          --         --        12,139      12,139        12,139
                         -------   ----   --------   ---------       ----      -------    --------       -------
   Total comprehensive
    income..............                                                                                 $12,359
                                                                                                         =======
Balance at April 28,
 2001................... $17,587   $ 18   $198,119   $     --        $190      $41,133    $239,460
                         =======   ====   ========   =========       ====      =======    ========

          See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                 For the Fiscal Year Ended
                                               -------------------------------
                                               April 28,  April 29,  April 24,
                                                 2001       2000       1999
                                               ---------  ---------  ---------
                                                  (52        (53        (52
                                                weeks)     weeks)     weeks)
Cash flows from operating activities:
  Net income.................................. $  12,139  $  18,515  $   8,896
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization expense.....    14,539     11,839      9,604
    Deferred taxes............................     3,970      5,746        468
    Restructuring costs, net of payments......     2,513        --       5,274
    (Gain) loss on disposal/impairment of
     property and equipment and other.........      (305)     2,096        --
    Amortization of loan fees and other.......     1,041        671        762
    Loss on business dispositions.............       250        --         --
    Changes in current assets and liabilities
     (net of assets acquired and liabilities
     assumed in business combinations
     accounted for under the purchase method):
      Accounts receivable.....................    10,968        844     13,583
      Inventories.............................    (8,478)    (6,137)     1,374
      Prepaid expenses and other current
       assets.................................    (5,182)    (6,441)    (2,822)
      Accounts payable........................     7,471      9,943    (12,591)
      Accrued liabilities.....................      (458)    (6,006)     3,075
                                               ---------  ---------  ---------
        Net cash provided by operating
         activities...........................    38,468     31,070     27,623
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Cash paid in acquisitions, net of cash
   acquired...................................  (116,062)    (1,291)  (122,337)
  Additions to property and equipment.........   (15,200)   (17,351)    (4,872)
  Proceeds from business disposition, net of
   cash disposed..............................     3,538        --         --
  Proceeds from sale and leaseback of
   property...................................    17,790        --         --
  Proceeds from sale of property..............     6,632        --         --
  Investment in long-term assets..............      (816)    (8,704)       (27)
                                               ---------  ---------  ---------
        Net cash used in investing activities.  (104,118)   (27,346)  (127,236)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from bank borrowings...............   204,097    186,200    355,700
  Repayment of bank debt and capital leases...  (188,277)  (198,192)  (261,422)
  Proceeds from sale of accounts receivable...    50,000        --         --
  Capitalized accounts receivable
   securitization/loan fees...................      (741)       --      (2,960)
  Proceeds from exercise of stock options.....     2,376        920        --
  Repurchase of common stock..................      (268)      (505)       --
  Proceeds from issuance of common stock......       --       2,225     73,556
  Payments to U.S. Office Products............       --         --     (62,699)
  Capital contribution by U.S. Office
   Products...................................       --         --       7,217
                                               ---------  ---------  ---------
        Net cash provided by (used in)
         financing activities.................    67,187     (9,352)   109,392
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................     1,537     (5,628)     9,779
Cash and cash equivalents at beginning of
 period.......................................     4,151      9,779        --
                                               ---------  ---------  ---------
Cash and cash equivalents at end of period.... $   5,688  $   4,151  $   9,779
                                               =========  =========  =========
Non-cash investing activities:
  Common stock received for net assets sold in
   business disposition....................... $   9,901  $     --   $     --
Supplemental disclosures of cash flow
 information:
  Interest paid............................... $  15,154  $  13,215  $  11,151
  Income taxes paid........................... $   8,992  $  13,255  $   5,123

                             SCHOOL SPECIALTY, INC.

                                 (In Thousands)

   The Company issued common stock and/or cash in connection with certain business combinations accounted for under the purchase method in the fiscal years ended April 28, 2001, April 29, 2000, and April 24, 1999. The fair values of the assets and liabilities of the acquired companies are presented as follows:

                                                   For the Fiscal Year Ended
                                                  -----------------------------
                                                   April    April 29,   April
                                                  28, 2001     2000    24, 1999
                                                  --------  ---------- --------
                                                    (52                  (52
                                                   weeks)   (53 weeks)  weeks)
Accounts receivable.............................. $ 27,725   $ 2,091   $ 49,645
Inventories......................................    8,680     1,434     30,850
Prepaid expenses and other current assets........    5,143        65     11,142
Property and equipment...........................    5,922       178     21,033
Intangible assets................................   78,254     2,214    103,455
Other assets.....................................       20        13      3,775
Short-term debt and capital lease obligations....   (1,217)      --        (832)
Accounts payable.................................   (3,036)   (1,881)   (25,853)
Accrued liabilities..............................   (4,863)     (759)    (7,564)
Long-term debt and capital lease obligations.....     (566)     (885)   (57,599)
Other liabilities................................      --        --        (228)
                                                  --------   -------   --------
  Net assets acquired............................ $116,062   $ 2,470   $127,824
                                                  ========   =======   ========
The acquisitions were funded as follows:
Common stock..................................... $    --    $ 1,178   $  5,487
Cash paid, net of cash acquired..................  116,062     1,292    122,337
                                                  --------   -------   --------
  Total.......................................... $116,062   $ 2,470   $127,824
                                                  ========   =======   ========



          See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In Thousands, Except Per Share Amounts)

Note 1--Background

   School Specialty, Inc. (the "Company"), previously a Delaware corporation, reincorporated as a Wisconsin corporation effective August 29, 2000. The Company was a wholly-owned subsidiary of U.S. Office Products Company ("U.S. Office Products") until June 9, 1998. On June 9, 1998, U.S. Office Products spun-off its Educational Supplies and Products Division (the "Education Division") as an independent publicly owned company. This transaction was effected through the distribution of shares of the Company to U.S. Office Products' shareholders (the "Distribution"). Prior to the Distribution, U.S. Office Products contributed its equity interests in certain wholly-owned subsidiaries associated with the Education Division to the Company. U.S. Office Products and the Company entered into a number of agreements to facilitate the Distribution and the transition of the Company to an independent business enterprise. Additionally, concurrently with the Distribution, the Company sold 2,125 shares in an initial public offering (the "IPO"). Following the IPO, management purchased 250 shares.

Note 2--Basis of Presentation

   The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of School Specialty, Inc. and the companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition. For the periods prior to the Distribution, the consolidated financial statements reflect the assets, liabilities, divisional equity, revenues and expenses that were directly related to the Company as it was operated within U.S. Office Products. In cases involving assets and liabilities not specifically identifiable to any particular business of U.S. Office Products, only those assets and liabilities that were transferred to the Company were included in the Company's separate consolidated balance sheet. The Company's consolidated statements of operations includes all of the related costs of doing business, including an allocation of certain general corporate expenses of U.S. Office Products which were not directly related to these businesses including certain corporate executives' salaries, accounting and legal fees, departmental costs for accounting, finance, legal, purchasing, marketing, and human resources as well as other general overhead costs. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues, number and size of acquisitions and number of employees. Management believes these allocations were made on a reasonable basis.

   The consolidated statement of operations in fiscal 1999 does not include an allocation of interest expense on all debt allocated to the Company prior to the distribution. See Note 9 for further discussion of interest expense.

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

 Definition of Fiscal Year

   The Company's fiscal year ends on the last Saturday in April in each year. As used in these consolidated financial statements and related notes to consolidated financial statements, "fiscal 2001," "fiscal 2000," and

                             SCHOOL SPECIALTY, INC.

                    (In Thousands, Except Per Share Amounts)

"fiscal 1999" refer to the Company's fiscal years ended April 28, 2001 (52 weeks), April 29, 2000 (53 weeks), and April 24, 1999 (52 weeks), respectively.

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

 Inventories

   Inventories are generally stated at the lower of cost or market with cost determined on a weighted-average basis and consist primarily of products held for sale.

 Property and Equipment

   Property and equipment is stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from twenty-five to forty years for buildings and its components and three to fifteen years for furniture, fixtures and equipment. Property and equipment leased under capital leases is being amortized over the lesser of its useful life or its lease term.

 Intangible Assets

   Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method and other identifiable intangible assets. Goodwill is amortized on a straight-line basis over an estimated useful life, which is typically forty years. Identifiable intangible assets include non-compete agreements, trademarks, and franchise agreements which are being amortized over their estimated useful lives ranging from one to forty years.

   Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, by comparing anticipated undiscounted future cash flows from operations to net book value. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Based upon its most recent assessment, the Company does not believe an impairment of long-lived assets exists at April 28, 2001.

 Investments

   The Company uses the cost method to account for its investment in preferred stock in a less than 20%-held entity. Under this method, the Company's investment is stated at cost and is periodically evaluated to determine if a write-down of the investment is needed. In connection with this evaluation, the Company took a $1,500 charge during fiscal 2000.

                             SCHOOL SPECIALTY, INC.

                    (In Thousands, Except Per Share Amounts)


   The Company has an equity investment in the common stock of Riverdeep Group plc, which is classified and accounted for as an available-for-sale security. This investment is reported at fair market value. Unrealized holding gains, net of tax, related to this investment are reported as other comprehensive income, a component of shareholders' equity. As of April 28, 2001, the unrealized holding gain on this investment, net of tax, was $190.

 Fair Value of Financial Instruments

   The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, investments in equity securities and long-term debt approximate fair value.

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

   As a division of U.S. Office Products, the Company did not file separate federal income tax returns, but rather was included in the federal income tax returns filed by U.S. Office Products and its subsidiaries from the respective dates that the entities within the Company were acquired by U.S. Office Products. For purposes of the consolidated financial statements, the Company's allocated share of U.S. Office Products' income tax provision in fiscal 1999 was based on the "separate return" method. Certain companies acquired in pooling-of-interests transactions elected to be taxed as Subchapter S corporations and, accordingly, no federal income taxes were recorded by those companies for periods prior to their acquisition by U.S. Office Products.

 Revenue Recognition

   Revenue is recognized upon the delivery of products or upon the completion of services provided to customers.

 Cost of Revenues

   Vendor rebates are recognized as a reduction in cost of revenues.

 Advertising Costs

   The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of operations as a component of selling, general and administrative expenses.

 Deferred Catalog Costs

   Deferred catalog costs are amortized in amounts proportionate to revenues over the life of the catalog, which is typically one year. Amortization expense related to deferred catalog costs is included in the consolidated statement of operations as a component of selling, general and administrative expenses. Such amortization expense for fiscal years 2001, 2000 and 1999, was $22,905, $16,076, and $12,146, respectively.

                             SCHOOL SPECIALTY, INC.

                    (In Thousands, Except Per Share Amounts)

 Shipping and Handling Costs

   The Company accounts for shipping and handling costs as a cost of revenues for shipments made directly from vendors to customers. For warehouse shipments, the Company accounts for shipping and handling costs as a selling, general and administrative expense. The amount of shipping and handling costs in selling, general and administrative expenses for fiscal years 2001, 2000 and 1999 was $28,561, $23,410 and $19,286, respectively.

 New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 137, which delays the adoption date of SFAS No. 133 and was issued in July 1999, requires adoption of SFAS No. 133 for annual periods beginning after June 15, 2000. SFAS No. 133 establishes standards for recognition and measurement of derivatives and hedging activities. The Company will implement this statement in fiscal year 2002 as required. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

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

Note 4--Business Combinations

   In fiscal 2001, the Company made two acquisitions accounted for under the purchase method. In June 2000, the Company acquired Global Video, LLC, for an aggregate purchase price, net of cash acquired, of approximately $34,316. The preliminary purchase price allocation has resulted in goodwill of approximately $28,795, which will be amortized over 40 years. In November 2000, the Company acquired certain assets and liabilities of J.L. Hammett for an aggregate purchase price of $78,996 and $2,750 in non-compete agreements with certain individuals. The preliminary purchase price allocation has resulted in goodwill of approximately $46,709, which will be amortized over 40 years. The Company does not expect the final allocations of purchase price to be materially different.

   In fiscal 2000, the Company made two acquisitions accounted for under the purchase method of accounting, for an aggregate purchase price of $2,470, consisting of $1,292 of cash and 57 shares of common stock with a market value of $1,178, resulting in goodwill of $2,214, which will be amortized over 40 years.

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

                             SCHOOL SPECIALTY, INC.

                    (In Thousands, Except Per Share Amounts)


Note 5--Restructuring Costs

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

   During 1999, the Company incurred a strategic restructuring charge of $1,074. This non-cash charge related to compensation expense attributed to U.S. Office Products' stock option tender offer and sale of shares of Common Stock to some of the Company's executive management personnel. Additionally, during 1999, the Company recorded a restructuring charge of $4,200 to consolidate existing warehousing, customer service and sales operations. During the fiscal years ended April 29, 2000, and April 24,1999, the Company terminated 43 and 152 employees, respectively, under this plan.

   During the fourth quarter of fiscal 2001, the Company recorded a restructuring charge of $4,500 to close redundant facilities and for related severance costs. The Company terminated 76 employees under this plan.

   Selected information related to the restructuring reserve for closing redundant facilities and consolidating existing warehousing, customer service and sales operations is as follows:

                                        Facility     Severance
                                       Closure and      and      Other
                                      Consolidation Terminations Costs   Total
                                      ------------- ------------ -----  -------
   Balance at April 25, 1998.........    $   --       $   214    $ 258  $   472
     Additions.......................      1,300        2,100      800    4,200
     Utilizations....................       (199)      (1,029)    (692)  (1,920)
                                         -------      -------    -----  -------
   Balance at April 24, 1999.........      1,101        1,285      366    2,752
     Additions.......................        --           --       --       --
     Utilizations....................     (1,084)      (1,245)    (358)  (2,687)
                                         -------      -------    -----  -------
   Balance at April 29, 2000.........         17           40        8       65
     Additions.......................      2,391        1,544      565    4,500
     Utilizations....................       (714)        (784)    (554)  (2,052)
                                         -------      -------    -----  -------
   Balance at April 28, 2001.........    $ 1,694      $   800    $  19  $ 2,513
                                         =======      =======    =====  =======

Note 6--Prepaid Expenses and Other Current Assets

   Prepaid expenses and other current assets consist of the following:

                                                                  April   April
                                                                   28,     29,
                                                                  2001    2000
                                                                 ------- -------
      Deferred catalog costs.................................... $16,596 $14,742
      Assets held for sale......................................   1,429   4,333
      Other.....................................................  17,028   9,589
                                                                 ------- -------
        Total prepaid expenses and other current assets......... $35,053 $28,664
                                                                 ======= =======

   Deferred catalog costs represent costs which have been paid to produce Company catalogs which will be used in future periods.

                            SCHOOL SPECIALTY, INC.

                   (In Thousands, Except Per Share Amounts)


Note 7--Property and Equipment

   Property and equipment consists of the following:

                                                              April     April
                                                               28,       29,
                                                               2001      2000
                                                             --------  --------
      Land.................................................. $    678  $  2,540
      Projects in progress..................................    4,428     2,954
      Buildings and leasehold improvements..................   11,546    26,635
      Furniture, fixtures, and other........................   23,915    17,848
      Machinery and warehouse equipment.....................   18,643    14,660
                                                             --------  --------
                                                               59,210    64,637
      Less: Accumulated depreciation........................  (15,688)  (12,912)
                                                             --------  --------
        Net property and equipment.......................... $ 43,522  $ 51,725
                                                             ========  ========

   Depreciation expense for fiscal years 2001, 2000 and 1999 was $7,100, $5,523, and $4,948, respectively.

Note 8--Intangible Assets

   Intangible assets consist of the following:

                                                              April     April
                                                               28,       29,
                                                               2001      2000
                                                             --------  --------
      Goodwill.............................................. $267,272  $194,350
      Other.................................................    7,213    13,148
                                                             --------  --------
                                                              274,485   207,498
      Less: Accumulated amortization........................  (19,614)  (14,754)
                                                             --------  --------
        Net intangible assets............................... $254,871  $192,744
                                                             ========  ========

   Amortization expense for fiscal years 2001, 2000 and 1999 was $7,439, $6,316, and $4,656, respectively.

Note 9--Credit Facilities

 Long-Term Debt

   Long-term debt consists of the following:

                                                              April     April
                                                               28,       29,
                                                               2001      2000
                                                             --------  --------
      Credit facility....................................... $179,002  $161,850
      Capital lease obligations.............................      645       182
      Other debt............................................      136       148
                                                             --------  --------
                                                              179,783   162,180
      Less: Current maturities..............................  (21,615)  (17,391)
                                                             --------  --------
        Total long-term debt................................ $158,168  $144,789
                                                             ========  ========

   On September 30, 1998, the Company entered into a five year secured $350,000 credit facility (the "credit facility") with a syndicate of financial institutions, led by Bank of America, N.A. as Agent, consisting of a $250,000 revolving loan and a $100,000 term loan. Interest accrues at a rate of, at the Company's option, either

                             SCHOOL SPECIALTY, INC.

                    (In Thousands, Except Per Share Amounts)

(i) LIBOR plus an applicable margin of up to 2.000%, or (ii) the lender's base rate plus an applicable margin of up to 0.750%, plus a fee of up to 0.475% on the unborrowed amount under the revolving loan. The credit facility is secured by substantially all of the assets of the Company and contains terms and covenants typical of facilities of such size. The Company was in compliance with these covenants at April 28, 2001. At April 28, 2001, the balance outstanding under the credit facility was $179,002, including $110,000 and $69,002 outstanding under the revolving and term loans, respectively, and included six eurodollar contracts, expiring within 92 days, totaling $110,000 at an average interest rate of 6.48% . The effective interest rate under the credit facility for fiscal 2001 was 8.41%, which includes the loan origination fee and commitment fee on unborrowed funds, and excludes the effect of the interest rate swap agreements disclosed below.

   On October 28, 1998, the Company entered into an interest rate swap agreement with The Bank of New York covering $50,000 of the outstanding credit facility. The agreement fixed the 30-day LIBOR interest rate at 4.37% per annum on a $50,000 notional amount and had a three year term that was cancelable by The Bank of New York on the second anniversary. On October 30, 2000, The Bank of New York cancelled the swap agreement.

   The Company entered into an interest rate swap agreement on December 13, 2000 (effective date of January 2, 2001), with The Bank of New York covering $50,000 of the outstanding borrowings under the credit facility. The agreement fixes the 30-day LIBOR interest rate at 6.07% per annum on the $50,000 notional amount and has a one-year term which expires on January 2, 2002. The floating LIBOR interest rate at April 28, 2001, April 29, 2000, and April 24, 1999 was 5.08%, 6.18%, and 4.91%, respectively. The fair market value of the swap agreement at April 28, 2001 was ($660).

 Maturities of Long-Term Debt

   Maturities of long-term debt, including capital lease obligations for our fiscal years, are as follows:

             2002............................ $ 21,615
             2003............................   27,387
             2004............................  130,564
             2005............................      139
             2006............................       18
             Thereafter......................       60
                                              --------
               Total maturities of long-term
                debt......................... $179,783
                                              ========

   The credit facility contains certain restrictive covenants, including limitations on the ability of the Company to pay dividends or redeem stock as well as limitations on incurring debt, capital expenditures, mergers or consolidations, sale of assets and transactions with affiliates. The Company is in compliance with all of the credit facility's restrictive covenants at April 28, 2001.

Note 10--Securitization of Accounts Receivable

   The Company and certain of its U.S. subsidiaries entered into an agreement (the "Receivables Facility") in November 2000 with a financial institution whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed New School, Inc. ("NSI"), a wholly-owned, special purpose, bankruptcy-remote subsidiary. As such, the assets of NSI will be available first and foremost to satisfy the claims of the creditors of NSI. NSI was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. Under

                             SCHOOL SPECIALTY, INC.

                    (In Thousands, Except Per Share Amounts)

the Receivables Facility, the Company and certain subsidiaries transfer without recourse all their accounts receivables to NSI. NSI, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $50,000 for the sale of such undivided interest. The Company receives a fee from the financial institution for billing and collection functions, which remain the responsibility of the Company, that approximates fair value. The agreement expires in November 2001.

   This transaction is accounted for as a sale of receivables under the provision of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." There was $50,000 advanced under the Receivables Facility at April 28, 2001, and accordingly, that amount of accounts receivable has been removed from the Consolidated Balance Sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $1,389 and are included in other expenses in the Consolidated Statement of Operations for the fiscal year ended April 28, 2001.

Note 11--Income Taxes

   The provision for income taxes consists of:

                                                  For the Fiscal Year Ended
                                                -------------------------------
                                                April 28,  April 29,  April 24,
                                                   2001      2000       1999
                                                ---------- ---------  ---------
                                                (52 weeks) (53 weeks) (52 weeks)
      Income taxes currently payable:
        Federal................................   $3,834    $ 7,371    $6,511
        State..................................    1,410      2,003     1,740
                                                  ------    -------    ------
                                                   5,244      9,374     8,251
      Deferred income tax expense..............    3,970      5,746       468
                                                  ------    -------    ------
          Total provision for income taxes.....   $9,214    $15,120    $8,719
                                                  ======    =======    ======

   Deferred taxes are comprised of the following:

                                                            April 28, April 29,
                                                              2001      2000
                                                            --------- ---------
      Current deferred tax assets (liabilities):
        Inventory..........................................  $ 4,028   $ 3,001
        Allowance for doubtful accounts....................    1,493       716
        Net operating loss carryforward....................    1,493     1,493
        Accrued liabilities................................     (885)      620
        Accrued restructuring..............................      994        26
        Charitable contribution carryforward...............      750     1,108
                                                             -------   -------
          Total current deferred tax assets................    7,873     6,964
                                                             -------   -------
      Long-term deferred tax assets (liabilities):
      Net operating loss carryforward......................    2,284     4,097
      Property and equipment...............................   (1,500)   (1,200)
      Intangible assets....................................   (4,402)   (1,636)
      Unrealized loss on investment........................      600       600
                                                             -------   -------
          Total long-term deferred tax assets
           (liabilities)...................................   (3,018)    1,861
                                                             -------   -------
          Net deferred tax assets..........................  $ 4,855   $ 8,825
                                                             =======   =======

                             SCHOOL SPECIALTY, INC.

                    (In Thousands, Except Per Share Amounts)


   The Company has net operating loss carryforwards of approximately $9,317, on a consolidated basis, which expire during fiscal years 2011-2013. The carryforwards are also subject to an annual federal limitation on utilization pursuant to IRS Code Section 382 of approximately $3,900.

   The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                 For the Fiscal Year Ended
                                               -------------------------------
                                               April 28,  April 29,  April 24,
                                                  2001      2000       1999
                                               ---------- ---------  ---------
                                               (52 weeks) (53 weeks) (52 weeks)
      U.S. federal statutory rate.............    35.0%     35.0%      35.0%
      State income taxes, net of federal
       income tax benefit.....................     4.5       4.6        5.2
      Non-deductible goodwill.................     7.1       5.4        6.5
      Impact of divestitures..................    (3.4)      --         --
      Other...................................     --        --         2.8
                                                  ----      ----       ----
      Effective income tax rate...............    43.2%     45.0%      49.5%
                                                  ====      ====       ====

Note 12--Operating Lease Commitments

   The Company leases various types of warehouse and office facilities and equipment, under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable operating leases for our fiscal years are as follows:

           2002...................................... $ 9,089
           2003......................................   7,787
           2004......................................   6,492
           2005......................................   6,329
           2006......................................   5,888
           Thereafter................................  55,382
                                                      -------
             Total minimum lease payments............ $90,967
                                                      =======

   Rent expense for fiscal 2001, 2000 and 1999, was $7,462, $5,535, and $4,498, respectively.

   In November 2000, the Company entered into two sale-leaseback transactions. Net proceeds from the transactions were approximately $17,800 and resulted in a deferred gain of $877, which is being amortized over the life of the leases. The leases have initial terms of 20 years, with four, five year options to extend the initial term.

Note 13--Employee Benefit Plans

   On June 9, 1998, the Company implemented the School Specialty, Inc. 401(k) Plan (the "Company 401(k) Plan") which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of employee contributions and virtually all full-time employees are eligible to participate in the Company 401(k) Plan after 90 days of service. In fiscal years 2001, 2000 and 1999, the Company's matching contribution expense was $657, $564 and $416, respectively. Prior to June 9, 1998 the Company participated in the U.S. Office Products 401(k) Retirement Plan (the "401(k) Plan"), which was similar to the plan adopted by the Company.

                             SCHOOL SPECIALTY, INC.

                    (In Thousands, Except Per Share Amounts)


   Certain subsidiaries of the Company had, prior to implementation of the Company 401(k) Plan, qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. The subsidiaries paid all general and administrative expenses of the plans and in some cases made matching contributions on behalf of the employees.

Note 14--Shareholders' Equity

 Earnings Per Share

   Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised. The following information presents the Company's computations of basic and diluted EPS for the periods presented in the consolidated statement of operations.

                                              Income       Shares     Per Share
                                            (Numerator) (Denominator)  Amount
                                            ----------- ------------- ---------
Fiscal 2001:
  Basic EPS................................   $12,139      17,495       $0.69
                                                                        =====
  Effect of dilutive employee stock
   options.................................       --          287
                                              -------      ------
  Diluted EPS..............................   $12,139      17,782       $0.68
                                              =======      ======       =====
Fiscal 2000:
  Basic EPS................................   $18,515      17,429       $1.06
                                                                        =====
  Effect of dilutive employee stock
   options.................................       --           51
                                              -------      ------
  Diluted EPS..............................   $18,515      17,480       $1.06
                                              =======      ======       =====
Fiscal 1999:
  Basic EPS................................   $ 8,896      14,690       $0.61
                                                                        =====
  Effect of dilutive employee stock
   options.................................       --          150
                                              -------      ------
  Diluted EPS..............................   $ 8,896      14,840       $0.60
                                              =======      ======       =====

   The Company had additional employee stock options outstanding during the periods presented of 373, 948 and 280, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

 Stock Offerings

   On April 16, 1999, the Company issued 2,400 shares in conjunction with a secondary public offering for net proceeds of $40,820. On May 17, 1999, the underwriters of the Company's secondary offering exercised their over allotment option for 151 shares of Company stock at $17.25 per share for net proceeds of $2,225.

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

                             SCHOOL SPECIALTY, INC.

                    (In Thousands, Except Per Share Amounts)

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

   The Company accounts for options issued in accordance with APB Opinion No.
25. Accordingly, because the exercise prices of the options equal the market price on the date of grant, no compensation expense has been recognized for the options granted to employees and directors. Had compensation cost for the Company's stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123 "Accounting for Stock Based Compensation", the Company's net income and net income per share would have been impacted as indicated in the following table.

                                                 For the Fiscal Year Ended
                                               -------------------------------
                                               April 28,  April 29,  April 24,
                                                  2001      2000       1999
                                               ---------- ---------  ---------
                                               (52 weeks) (53 weeks) (52 weeks)
      Net income (loss):
        As reported...........................  $12,139    $18,515    $ 8,896
        Pro forma.............................    9,405     14,954     (1,737)

      Net income (loss) per share:
        As reported:
          Basic...............................  $  0.69    $  1.06    $  0.61
          Diluted.............................  $  0.68    $  1.06    $  0.60

        Pro forma:
          Basic...............................  $  0.54    $  0.86    $ (0.12)
          Diluted.............................  $  0.53    $  0.86    $ (0.12)

   The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

                                                           For the Fiscal Year
                                                                  Ended
                                                         -----------------------
                                                          April   April   April
                                                           28,     29,     24,
                                                          2001    2000    1999
                                                         ------- ------- -------
      Expected life of option                            7 years 7 years 7 years
      Risk free interest rate...........................  5.30%   6.49%   5.50%
      Expected volatility of stock...................... 59.58%  67.14%  59.00%

   The weighted-average fair value of options granted was $11.98, $11.45, and $10.23, for fiscal 2001, 2000, and 1999, respectively.

                             SCHOOL SPECIALTY, INC.

                    (In Thousands, Except Per Share Amounts)


   A summary of option transactions follows:

                                                  Options           Options
                                                Outstanding       Exercisable
                                             ----------------- -----------------
                                                     Weighted-         Weighted-
                                                      Average           Average
                                                     Exercise          Exercise
                                             Options   Price   Options   Price
                                             ------- --------- ------- ---------
   Balance at April 25, 1998................    442    21.83       46   $27.14
     Granted................................  2,031    15.86
     Exercised..............................    (82)   20.62
     Canceled...............................    (25)   26.49
                                              -----
   Balance at April 24, 1999................  2,366   $16.70      118   $23.39
     Granted................................    803    16.23
     Exercised..............................    (55)   16.21
     Canceled...............................    (50)   20.20
                                              -----
   Balance at April 29, 2000................  3,064   $16.53    1,973   $16.20
     Granted................................    243    18.58
     Exercised..............................   (133)   15.83
     Canceled...............................   (108)   16.99
                                              -----
   Balance at April 28, 2001................  3,066   $16.70    2,173   $16.47
                                              =====

   The following table summarizes information about stock options outstanding at April 28, 2001:

                                                               Options
                                  Options Outstanding        Exercisable
                              --------------------------- -----------------
                                                Weighted-         Weighted-
                                      Weighted-  Average           Average
                                       Average  Exercise          Exercise
   Range of Exercise Prices   Options   Life      Price   Options   Price
   ------------------------   ------- --------- --------- ------- ---------
   $12.00-$15.00                 283    8.15     $14.40       68   $14.38
   $15.50-$15.50               1,648    7.12      15.50    1,633    15.50
   $15.63-$19.93                 811    8.13      17.38      321    17.43
   $20.25-$29.43                 324    7.73      23.11      151    25.94
                               -----    ----     ------    -----   ------
                               3,066    7.55     $16.70    2,173   $16.47
                               =====    ====     ======    =====   ======

   Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant. Options granted to directors of the Company vest over a three year period, 20% after the first year, 50% (cumulative) after the second year and 100% (cumulative) after the third year.

   As of the date of Distribution, Jonathan J. Ledecky, a member of the Company's Board of Directors and formerly the Chairman and Chief Executive Officer of U.S. Office Products, received 914 shares under an option grant with an exercise price of $15.50. This grant represented 7.5% of the outstanding Company stock as of the date of Distribution. The options were exercisable in full on June 10, 1999.

   Immediately following the effective date of the registration statements filed in connection with the IPO and the Distribution, the Company's Board of Directors granted 850 options, covering 7% of the outstanding shares of the Company's common stock, to certain executive management personnel (excluding the 7.5% granted to Mr. Ledecky). The options granted were granted under the Plan and have a per share exercise price of $15.50 and were exercisable in full on June 10, 1999.

                             SCHOOL SPECIALTY, INC.

                    (In Thousands, Except Per Share Amounts)


   On June 20, 2000, the Board of Directors approved the JuneBox.com, Inc., 2000 Equity Incentive Plan. The purpose of the plan is to recruit, reward and retain employees, directors and other service providers by increasing their ownership interests in JuneBox.com. JuneBox.com is a wholly-owned subsidiary of School Specialty, Inc., and its stock is not publicly traded. During fiscal 2001, approximately 1,900 options were granted at fair market value at the date of grant under this Plan and no options were exercised.

Note 15--Segment Information

   During the third quarter of fiscal 2000, the Company modified its segment reporting by identifying information for a third business segment, the Internet business segment. This segment includes business generated by products supplied through the Internet and products supplied for use with the Internet. Effective October 24, 1999, the Company began to separately track financial information for this segment, and assign certain management personnel the responsibility for monitoring this information and focusing on the expansion of the Company's Internet business. The Company is unable to segregate information for the Internet business segment for fiscal 1999, and the first two quarters of fiscal 2000; therefore, results for this segment prior to the third and fourth quarters of fiscal 2000 are included in both the Traditional and Specialty business segments.

   The Company's business activities are organized around three principal business segments, Traditional, Specialty and Internet and operate principally in the United States. Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. While the three segments serve a similar customer base, notable differences exist in products, gross margin and revenue growth rate. Products supplied within the Traditional segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Products supplied within the Specialty segment target specific educational disciplines, such as art, industrial arts, physical education, sciences, library and early childhood. The Internet segment supplies products from both the Traditional and Specialty segments through the Internet. In addition, the Internet segment includes products supplied for customer use with the Internet (i.e., filtering software for the Internet).

                             SCHOOL SPECIALTY, INC.

                    (In Thousands, Except Per Share Amounts)


   The following table presents segment information.

                                                  For the Fiscal Year Ended
                                                  ----------------------------
                                                   April     April     April
                                                    28,       29,       24,
                                                    2001      2000      1999
                                                  --------  --------  --------
                                                    (52        (53       (52
                                                   weeks)    weeks)    weeks)
Revenues:
  Traditional.................................... $415,001  $386,715  $339,031
  Specialty......................................  277,673   252,556   182,673
  Internet.......................................   25,262     5,607       --
  Inter-company revenue elimination..............  (25,262)   (5,607)      --
                                                  --------  --------  --------
    Total........................................ $692,674  $639,271  $521,704
                                                  ========  ========  ========
Operating profit (loss) and income before taxes:
 (a)
  Traditional.................................... $ 27,829  $ 34,653  $ 21,222
  Specialty......................................   29,867    28,573    20,944
  Internet.......................................   (2,974)   (3,261)      --
                                                  --------  --------  --------
    Total........................................   54,722    59,965    42,166
  General corporate expense......................   11,641    11,323     6,904
  Restructuring charges..........................    4,500       --      5,274
  Interest expense and other.....................   17,228    15,007    12,373
                                                  --------  --------  --------
    Income before taxes.......................... $ 21,353  $ 33,635  $ 17,615
                                                  ========  ========  ========
Identifiable assets (at year end):
  Traditional.................................... $241,878  $246,006  $247,204
  Specialty......................................  168,297   174,603   164,320
  Internet.......................................   10,669    10,039       --
                                                  --------  --------  --------
    Total........................................  420,844   430,648   411,524
  Corporate assets...............................   85,448    24,201    26,184
                                                  --------  --------  --------
    Total........................................ $506,292  $454,849  $437,708
                                                  ========  ========  ========
Depreciation and amortization:
  Traditional.................................... $  6,266  $  6,129  $  6,043
  Specialty......................................    5,483     4,499     3,058
  Internet.......................................    1,516       711       --
                                                  --------  --------  --------
    Total........................................   13,265    11,339     9,101
  Corporate......................................    1,274       500       503
                                                  --------  --------  --------
    Total........................................ $ 14,539  $ 11,839  $  9,604
                                                  ========  ========  ========
Expenditures for property and equipment:
  Traditional.................................... $  4,479  $  6,215  $    782
  Specialty......................................    3,571     5,284     2,326
  Internet.......................................    3,852     3,280       --
                                                  --------  --------  --------
    Total........................................   11,902    14,779     3,108
  Corporate......................................    3,298     2,572     1,764
                                                  --------  --------  --------
    Total........................................ $ 15,200  $ 17,351  $  4,872
                                                  ========  ========  ========

--------
(a) Operating profit is defined as operating income before restructuring costs.

                             SCHOOL SPECIALTY, INC.

                    (In Thousands, Except Per Share Amounts)


Note 16--Quarterly Financial Data (unaudited)

   The following presents certain unaudited quarterly financial data for fiscal 2001 and fiscal 2000:

                                        Fiscal Year Ended April 28, 2001
                                  ----------------------------------------------
                                   First    Second   Third     Fourth    Total
                                  -------- -------- --------  --------  --------
                                    (13      (13      (13       (13       (52
                                   weeks)   weeks)   weeks)    weeks)    weeks)
   Revenues...................... $217,067 $240,539 $104,658  $130,410  $692,674
   Gross profit..................   79,069   85,513   38,034    49,112   251,728
   Operating income (loss).......   24,107   27,782   (4,211)   (9,097)   38,581
   Net income (loss).............   11,393   12,902   (4,802)   (7,354)   12,139
   Per share amounts:
     Basic....................... $   0.65 $   0.74 $  (0.27) $  (0.42) $   0.69
     Diluted..................... $   0.65 $   0.73 $  (0.27) $  (0.42) $   0.68

                                        Fiscal Year Ended April 29, 2000
                                  ----------------------------------------------
                                   First    Second   Third     Fourth    Total
                                  -------- -------- --------  --------  --------
                                    (13       (13      (13       (14       (53
                                   weeks)   weeks)   weeks)    weeks)    weeks)
   Revenues...................... $194,299 $231,588 $ 97,244  $116,140  $639,271
   Gross profit..................   72,879   82,913   33,429    44,007   233,228
   Operating income (loss).......   24,564   26,701   (2,245)     (378)   48,642
   Net income (loss).............   11,364   12,184   (3,032)   (2,001)   18,515
   Per share amounts:
     Basic....................... $   0.65 $   0.70 $  (0.17) $  (0.11) $   1.06
     Diluted..................... $   0.65 $   0.70 $  (0.17) $  (0.11) $   1.06

   The summation of quarterly net income per share may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

Note 17--Subsequent Event

   On May 9, 2001, the Company purchased certain assets and liabilities of Envision, Inc. The purchase price, which is subject to change, was approximately $6,750, funded 60% in cash, through borrowings under the Company's credit facility, and 40% in School Specialty, Inc., common stock, representing 120 shares.

                             SCHOOL SPECIALTY, INC.

                    (In Thousands, Except Per Share Amounts)

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

   Information previously reported.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   (a) Executive Officers. Reference is made to "Executive Officers of the Registrant" in Part I hereof.

   (b) Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 28, 2001, under the caption "Election of Directors," which information is incorporated by reference herein.

   (c) Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 28, 2001, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated by reference herein.

Item 11. Executive Compensation

   The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 28, 2001, under the captions "Executive Compensation," "Employment Contracts and Related Matters," "Director Compensation and Other Arrangements," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph," which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 28, 2001, under the caption "Security Ownership of Management and Certain Beneficial Owners," which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

   The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 28, 2001, under the captions "Certain Relationships and Related Transactions" and "Director Compensation and Other Arrangements."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1) Financial Statements.

    Consolidated Financial Statements

      Reports of Independent Public Accountants

      Consolidated Balance Sheets as of April 28, 2001, and April 29, 2000

      Consolidated Statements of Operations for the fiscal years ended April 28, 2001 (52 weeks), April 29, 2000 (53 weeks), and April 24, 1999 (52 weeks)

      Consolidated Statements of Shareholders' Equity for the fiscal years ended April 28, 2001 (52 weeks), April 29, 2000 (53 weeks), and April 24, 1999 (52 weeks)

      Consolidated Statements of Cash Flows for the fiscal years ended April 28, 2001 (52 weeks), April 29, 2000 (53 weeks), and April 24, 1999 (52 weeks)

      Notes to Consolidated Financial Statements

   (a)(2) Financial Statement Schedule.

    Schedule for the fiscal years ended April 28, 2001 (52 weeks), April 29, 2000 (53 weeks), and April 24, 1999 (52 weeks): Schedule II-- Valuation and Qualifying Accounts.

   (a)(3) Exhibits.

    See (c) below.

   (b) Reports on Form 8-K.

    None.

   (c) Exhibits.

    See the Exhibit Index, which is incorporated by reference herein.

   (d) Financial Statements Excluded from Annual Report to Shareholders.

    Not applicable.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Appleton, State of Wisconsin, on July 9, 2001.

                                 SCHOOL SPECIALTY, INC.


                                 By: /s/ Daniel P. Spalding
                                     -------------------------------------------
                                     Daniel P. Spalding, Chief Executive Officer


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

         Name                        Title                           Date
         ----                        -----                           ----

/s/ Daniel P. Spalding        Chief Executive Officer (Principal   July 9, 2001
----------------------------
Daniel P. Spalding            Executive Officer) and Director

/s/ Mary M. Kabacinski        Chief Financial Officer (Principal   July 9, 2001
----------------------------
Mary M. Kabacinski            Financial and Accounting Officer)

/s/ David J. Vander Zanden    President, Chief Operating Officer   July 9, 2001
----------------------------
David J. Vander Zanden        and Director

/s/ Jonathan J. Ledecky       Director                             July 9, 2001
----------------------------
Jonathan J. Ledecky

/s/ Rochelle Lamm             Director                             July 9, 2001
----------------------------
Rochelle Lamm

/s/ Leo C. McKenna            Director                             July 9, 2001
----------------------------
Leo C. McKenna

/s/ Jerome M. Pool            Director                             July 9, 2001
----------------------------
Jerome M. Pool

                               INDEX TO EXHIBITS

Exhibit
Number   Document Description
------   --------------------

 3.1 Articles of Incorporation of School Specialty, Inc., incorporated herein by reference to Appendix B of the School Specialty, Inc. definitive Proxy Statement dated July 24, 2000.

 3.2     Bylaws of School Specialty, Inc., incorporated herein by reference to
         Exhibit 3.2 of School Specialty's current report on Form 8-K dated August 31, 2000.

 4.1 Amended and Restated Credit Agreement dated as of September 30, 1998 among School Specialty, Inc., certain subsidiaries and affiliates of School Specialty, Inc., the lenders named therein and Nationsbank, N.A., Bank One, Wisconsin and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.12 of School Specialty's Form 10-Q for the period ended January 23, 1999.

 4.2 Amended and Restated Pledge Agreement dated as of September 30, 1998 given by School Specialty, Inc. and the other pledgors named therein to Nationsbank, N.A. as Administrative Agent.

 4.3 Amended and Restated Security Agreement dated as of September 30, 1998 given by School Specialty, Inc. and the other grantors named therein to Nationsbank, N.A. as Administrative Agent.

 4.4 Amendment No. 1 to Amended and Restated Credit Agreement dated as of May 12, 2000, incorporated herein to Exhibit 10.1 of School Specialty's Quarterly Report on Form 10-Q for the period ended July 29, 2000.

 4.5 Consent and Amendment to Amended and Restated Credit Agreement dated November 20, 2000.

 4.6 Certain other long-term debt is described in Note 9 of the Notes to Consolidated Financial Statements. School Specialty agrees to furnish the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 9 and not filed herewith.

10.1 Distribution Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Consulting, Inc., Navigant International, Inc. and School Specialty, Inc., incorporated herein by reference to Exhibit
         10.1 of School Specialty's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on May 18, 1998; Registration No. 333-47509.

10.2 Tax Allocation Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty's Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed with the SEC on June 4, 1998; Registration No. 333-47509.

Exhibit
Number   Document Description
------   --------------------

 10.3 Tax Indemnification Agreement among Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc., incorporated herein by reference to Exhibit 10.3 of School Specialty's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on May 18, 1998; Registration No. 333-47509.

 10.4 Employee Benefits Agreement among Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc., incorporated herein by reference to Exhibit 10.4 of School Specialty's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on May 18, 1998; Registration No. 333-47509.

 10.5 Employment Agreement dated September 3, 1999 between Daniel P. Spalding and School Specialty, Inc., incorporated herein by reference to Exhibit
         10.1 of School Specialty's Quarterly Report on Form 10-Q for the period ended October 23, 1999.

 10.6 Employment Agreement dated September 3, 1999 between Mary M. Kabacinski and School Specialty, Inc., incorporated herein by reference to Exhibit
         10.2 of School Specialty's Quarterly Report on Form 10-Q for the period ended October 23, 1999.

 10.7 Employment Agreement dated September 3, 1999 between Donald J. Noskowiak and School Specialty, Inc., incorporated herein by reference to Exhibit 10.3 of School Specialty's Quarterly Report on Form 10-Q for the period ended October 23, 1999.

 10.8 Employment Agreement dated March 26, 2001 between A. Brent Pulsipher and School Specialty, Inc.

 10.9 Employment Agreement between David J. Vander Zanden and School Specialty, Inc., incorporated herein by reference to Exhibit 10.8 of School Specialty's Annual Report on Form 10-K for the fiscal year ended April 25, 1998.

 10.10 Employment Agreement dated August 22, 2000 between Michael J. Killoren and JuneBox.com, Inc.

 10.11 Amended Services Agreement dated as of June 8, 1998 between U.S. Office Products and Jonathan J. Ledecky, incorporated herein by reference to
         Exhibit 10.11 of School Specialty's Pre-Effective Amendment No. 4 to the Registration Statement on Form S-1 filed with the SEC on June 9, 1998; Registration No. 333-47509.

 10.12 Amended and Restated 1998 Stock Incentive Plan dated June 20, 2000, incorporated herein by reference to Appendix C of the School Specialty, Inc. definitive Proxy Statement dated July 24, 2000.

 10.13 Receivables Purchase Agreement dated November 22, 2000, incorporated herein by reference to Exhibit 10.1(a) of School Specialty's Quarterly Report on Form 10-Q for the period ended January 27, 2001.

Exhibit
Number   Document Description
------   --------------------

 10.14 Receivables Sales Agreement dated November 22, 2000, incorporated herein by reference to Exhibit 10.1(b) of School Specialty's Quarterly Report on Form 10-Q for the period ended January 27, 2001.

 16.1 Letter from PricewaterhouseCoopers, LLP dated December 14, 2000 to the SEC incorporated herein by reference to Exhibit 16.1 of School Specialty's current report on Form 8-K dated December 11, 2000.

 21.1    Subsidiaries of School Specialty, Inc.

 23.1    Consent of ArthurAndersen LLP.

 23.2    Consent of PricewaterhouseCoopers LLP.

 99.1    Schedule II - Valuation and Qualifying Accounts.

 99.2    Forward-Looking Statements