Form 10-Q
period 2001-07-28
SCHOOL SPECIALTY INC
filed 2001-08-29
CIK 1055454

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 28, 2001.

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

                              W6316 Design Drive
                             Greenville, Wisconsin
                   (Address of Principal Executive Offices)

                                     54942
                                  (Zip Code)

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

                              Yes [X]     No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
            Class                               August 20, 2001
            -----                               ---------------
Common Stock, $0.001 par value                    17,836,211

                            SCHOOL SPECIALTY, INC.

                              INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JULY 28, 2001

PART I - FINANCIAL INFORMATION
------------------------------
                                                                                Page
                                                                               Number
                                                                               ------
ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets at July 28, 2001
               (Unaudited), April 28, 2001, and July 29, 2000 (Unaudited)...      1

          Unaudited Consolidated Statements of Operations for the Three
               Months Ended July 28, 2001 and July 29, 2000.................      2

          Unaudited Consolidated Statements of Cash Flows for the Three
               Months Ended July 28, 2001 and July 29, 2000.................      3

          Notes to Unaudited Consolidated Financial Statements..............      5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............................     10

PART II - OTHER INFORMATION
---------------------------

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.........................     14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................     14



                                    -Index-

PART I - FINANCIAL INFORMATION
------------------------------


ITEM 1. Financial Statements


                            SCHOOL SPECIALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                       July 28,          April 28,        July 29,
                                                                         2001              2001             2000
                                                                       --------          --------         --------
                                                                      (unaudited)                        (unaudited)
       ASSETS
       ------
Current assets:
 Cash and cash equivalents.........................................        $  4,058          $  5,688         $  4,378
 Accounts receivable, less allowance for doubtful accounts of
       $3,413, $3,523 and $1,907, respectively.....................         142,270            40,358          165,116
 Inventories.......................................................         111,248           102,192           86,441
 Prepaid expenses and other current assets.........................          22,782            35,053           27,132
 Deferred taxes....................................................           7,873             7,873            6,964
                                                                           --------          --------         --------
  Total current assets.............................................         288,231           191,164          290,031
Property and equipment, net........................................          44,008            43,522           54,820
Goodwill and iIntangible assets, net...............................         263,216           254,871          217,131
Deferred taxes.....................................................               -                 -            1,861
Other..............................................................          15,228            16,735            6,402
                                                                           --------          --------         --------
       Total assets................................................        $610,683          $506,292         $570,245
                                                                           ========          ========         ========
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
 Current maturities - long-term debt...............................        $ 10,356          $ 21,615         $ 14,863
 Accounts payable..................................................          95,747            57,896           85,417
 Accrued compensation..............................................           8,555             7,989            4,659
 Accrued restructuring.............................................           1,866             2,513                -
 Other accrued liabilities.........................................          27,028            15,633           19,067
                                                                           --------          --------         --------
Total current liabilities..........................................         143,552           105,646          124,006
Long-term debt.....................................................         204,410           158,168          209,841
Deferred taxes and other...........................................           3,018             3,018              128
                                                                           --------          --------         --------
  Total liabilities................................................         350,980           266,832          333,975
Shareholders' equity:
 Preferred stock, $0.001 par value per share, 1,000,000 shares
       authorized; none outstanding................................               -                 -                -
 Common stock, $0.001 par value per share, 150,000,000 shares authorized and 17,825,544, 17,587,008 and 17,464,505 shares
       issued and outstanding, respectively........................              18                18               17
 Capital paid-in excess of par value...............................         202,558           198,119          195,997
 Accumulated other comprehensive (loss) income.....................            (553)              190             (131)
 Retained earnings.................................................          57,680            41,133           40,387
                                                                           --------          --------         --------
    Total shareholders' equity.....................................         259,703           239,460          236,270
                                                                           --------          --------         --------
    Total liabilities and shareholders' equity.....................        $610,683          $506,292         $570,245
                                                                           ========          ========         ========

See accompanying notes to consolidated financial statements.

                            SCHOOL SPECIALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                      For the Three
                                                                      Months Ended
                                                         --------------------------------------
                                                                 July 28,            July 29,
                                                                   2001                2000
                                                                 --------            --------
Revenues..............................................           $260,162            $217,067
Cost of revenues......................................            159,868             137,998
                                                                 --------            --------
 Gross profit.........................................            100,294              79,069
Selling, general and administrative expenses..........             68,074              54,962
                                                                 --------            --------
 Operating income.....................................             32,220              24,107
Other (income) expense:
 Interest expense.....................................              3,805               3,691
 Interest income......................................                (16)                (36)
 Other................................................                852                (263)
                                                                 --------            --------
Income before provision for income taxes..............             27,579              20,715
Provision for income taxes............................             11,032               9,322
                                                                 --------            --------
Net income............................................           $ 16,547            $ 11,393
                                                                 ========            ========
Weighted average shares outstanding:
 Basic................................................             17,738              17,465
 Diluted..............................................             18,399              17,620
Net income per share:
 Basic................................................           $   0.93            $   0.65
 Diluted..............................................           $   0.90            $   0.65


See accompanying notes to consolidated financial statements.

                            SCHOOL SPECIALTY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                          For the Three
                                                                                          Months Ended
                                                                             ---------------------------------------
                                                                                  July 28,            July 29,
                                                                                    2001                2000
                                                                                    ----                ----
Cash flows from operating activities:
 Net income..................................................................     $  16,547           $ 11,393
 Adjustments to reconcile net income to net cash used in
   operating activities:
  Depreciation and amortization expense......................................         2,290              3,307
  Amortization of loan fees and other........................................           604                236
  (Loss)/gain on disposal of fixed assets....................................            32               (184)
 Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations accounted for under the purchase method):
  Accounts receivable........................................................      (101,883)           (84,685)
  Inventories................................................................        (8,918)             1,317
  Prepaid expenses and other current assets..................................        12,208              1,349
  Accounts payable...........................................................        37,851             35,738
  Accrued liabilities........................................................        11,064              4,062
                                                                                  ---------           --------
   Net cash used in operating activities.....................................       (30,205)           (27,467)
                                                                                  ---------           --------
Cash flows from investing activities:
 Cash paid in acquisitions, net of cash acquired.............................        (6,760)           (31,316)
 Additions to property and equipment.........................................        (2,306)            (3,900)
 Proceeds from the sale of property and equipment............................           187              2,485
 Investments in long-term assets.............................................             -               (316)
                                                                                  ---------           --------
   Net cash used in investing activities.....................................        (8,879)           (33,047)
                                                                                  ---------           --------
Cash flows from financing activities:
 Proceeds from bank borrowings...............................................        54,900            101,150
 Repayment of bank debt and capital leases...................................       (19,936)           (40,409)
 Loan fees paid..............................................................          (364)                 -
 Proceeds from repayment of long-term note receivable........................         1,115                  -
 Proceeds from exercise of stock options.....................................         1,739                  -
                                                                                  ---------           --------
   Net cash provided by financing activities.................................        37,454             60,741
                                                                                  ---------           --------
Net (decrease) increase in cash and cash equivalents.........................        (1,630)               227
Cash and cash equivalents, beginning of period...............................         5,688              4,151
                                                                                  ---------           --------
Cash and cash equivalents, end of period.....................................     $   4,058           $  4,378
                                                                                  =========           ========

See accompanying notes to consolidated financial statements.

                            SCHOOL SPECIALTY, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                  (Unaudited)
                                (In thousands)

The Company issued common stock and/or cash in connection with certain business combinations accounted for under the purchase method in the three months ended July 28, 2001 and July 29, 2000. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                             For the Three
                                                             Months Ended
                                                       -------------------------
                                                           July 28,     July 29,
                                                             2001         2000
                                                             ----         ----

Accounts receivable.................................       $   29      $ 4,403
Inventories.........................................          138        1,641
Prepaid expenses and other current assets...........           11        2,174
Property and equipment..............................          554          897
Goodwill and intangible assets......................        5,930       25,813
Short-term debt and capital lease obligations.......          (19)      (1,217)
Accounts payable....................................            -         (806)
Accrued liabilities.................................         (393)      (1,023)
Long-term capital lease obligations.................            -         (566)
                                                           ------      -------
   Net assets acquired..............................       $6,250      $31,316
                                                           ======      =======
The acquisitions were funded as follows:
Cash paid, net of cash acquired.....................       $3,550      $31,316
Common stock........................................        2,700            -
                                                           ------      -------
   Total............................................       $6,250      $31,316
                                                           ======      =======

See accompanying notes to consolidated financial statements.

                            SCHOOL SPECIALTY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                   (In thousands, except per share amounts)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at April 28, 2001, has been derived from the Company's audited financial statements for the fiscal year ended April 28, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 28, 2001.

NOTE 2--SHAREHOLDERS' EQUITY

Changes in shareholders' equity during the three months ended July 28, 2001, were as follows:

          Shareholders' equity balance at April 28, 2001...................  $239,460
          Net income.......................................................    16,547
          Issuance of common stock for business combination................     2,700
          Issuance of common stock in conjunction with
           stock option exercises, net of tax..............................     1,739
          Unrealized loss on derivative financial instruments, net of tax..      (615)
          Unrealized loss on securities available for sale, net of tax.....      (128)
                                                                             --------
          Shareholders' equity balance at July 28, 2001....................  $259,703
                                                                             ========

NOTE 3--EARNINGS PER SHARE

The following information presents the Company's computations of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS") for the periods presented in the consolidated statements of operations:

                                                                  Income              Share             Per Share
                                                               (Numerator)        (Denominator)          Amount
                                                                ---------          -----------           ------
  Three months ended July 28, 2001:
  Basic EPS...............................................       $16,547              17,738             $ 0.93
                                                                                                         ======
  Effect of dilutive employee stock options...............             -                 661
                                                                 -------              ------
  Diluted EPS.............................................       $16,547              18,399             $ 0.90
                                                                 =======              ======             ======
  Three months ended July 29, 2000:
  Basic EPS...............................................       $11,393              17,465             $ 0.65
                                                                                                         ======
  Effect of dilutive employee stock options...............             -                 155
                                                                 -------              ------
  Diluted EPS.............................................       $11,393              17,620             $ 0.65
                                                                 =======              ======             ======

The Company had additional employee stock options outstanding during the periods presented of 62 and 661, respectively that were not included in the computation of diluted EPS because they were anti-dilutive.

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                    (In thousands, except per share amounts)

NOTE 4--ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Since June 1998, the Financial Accounting Standards Board ("FASB") has issued Statements of Financial Accounting Standards ("SFAS") Nos. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133, as amended" or "Statements"). These Statements establish accounting and reporting standards requiring derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Effective January 2, 2001 the Company entered into an interest rate swap to manage the effects of interest rate movements on the Company's variable rate borrowings. The swap exchanges floating rate for fixed rate payments on a periodic basis over the terms of the related borrowings. The contract has been designated as a cash flow hedge and is considered highly effective from inception and through July 28, 2001.

On April 29, 2001, the Company adopted SFAS No. 133, as amended. As a result of adopting the standard, the Company recognized the fair value of the interest rate swap as a net liability of $660 on the consolidated balance sheet. This amount and subsequent changes in the fair value of this derivative financial instrument are recorded as a component of accumulated other comprehensive income
(loss). The Company has entered into a derivative financial instrument to manage certain of its interest rate risks. The Company does not use derivative financial instruments for trading or speculative purposes.

Effective June 30, 2001, the FASB issued Statements of Financial Accounting Standards Nos. 141 and 142, Business Combinations and Goodwill and Other Intangible Assets ("SFAS No. 141 and SFAS No. 142", respectively). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The statement also requires separate recognition from goodwill of intangible assets that can be identified and named if they meet certain criteria. The Company has adopted SFAS No. 141 on July 1, 2001. Adoption of SFAS No. 141 has not had a material impact on the Company's financial position or results of operations.

SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition and the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The Company elected to early adopt SFAS No. 142 at the beginning of fiscal 2002. See note 5 for the impact of adopting SFAS No. 142 on the Company's financial position and results of operations.

NOTE 5--GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142

Effective at the beginning of fiscal 2002, the Company adopted SFAS No. 142, which resulted in goodwill no longer being subject to amortization, but rather an annual impairment test. The following information presents what reported net income, basic EPS and diluted EPS would have been had SFAS No. 142 been adopted at the beginning of fiscal 2001:

                            SCHOOL SPECIALTY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                            For the Three
                                                                             Months Ended
                                                                      --------------------------
                                                                      July 28,          July 29,
                                                                        2001              2001
                                                                        ----              ----
          Reported net income.................................        $16,547           $11,393
                Add back: Goodwill amortization...............              -             1,146
                                                                      -------           -------
          Adjusted net income.................................        $16,547           $12,539
                                                                      =======           =======

          Basic EPS:
                Reported Basic EPS............................        $  0.93           $  0.65
                Goodwill amortization.........................              -              0.07
                                                                      -------           -------
          Adjusted basic EPS..................................        $  0.93           $  0.72
                                                                      =======           =======

          Diluted EPS:
                Reported diluted EPS..........................        $  0.90           $  0.65
                Goodwill amortization.........................              -              0.06
                                                                      -------           -------
          Adjusted diluted EPS................................        $  0.90           $  0.71
                                                                      =======           =======

NOTE 6--BUSINESS COMBINATIONS


On May 9, 2001, the Company acquired certain net assets of Envision, Inc. for an aggregate purchase price, which is subject to change, of $6,750, funded 60% in cash, through borrowings under the Company's credit facility, and 40% in School Specialty, Inc. common stock, representing 120 shares. The transaction was accounted for under the purchase method. The preliminary purchase price allocation, which is subject to adjustment, resulted in goodwill of approximately $5,930. The results of this acquisition have been included in the Company's Specialty segment results from the date of acquisition.

On June 30, 2000, the Company acquired Global Video, LLC, for an aggregate purchase price, net of cash acquired of $34,316. The transaction was accounted for under the purchase method and the purchase price allocation resulted in goodwill of approximately $30,825. The results of this acquisition have been included in the Company's Specialty segment results from the date of acquisition. During the first quarter of fiscal 2002, the Company paid $3,000 to the former owners of Global Video as additional purchase price consideration. The purchase agreement provided for an earn-out provision, which was met during fiscal 2002's first quarter. In addition, the Company recorded a goodwill adjustment of approximately $2.3 million for costs to consolidate Global Video's operations into our existing operations. The plan of consolidation is expected to be completed by the end of fiscal 2002.

NOTE 7--SEGMENT INFORMATION

The Company's business activities are organized around two principal business segments, Traditional and Specialty and operate principally in the United States. Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. While the segments serve a similar customer base, notable differences exist in products, gross margin and revenue growth rate. Products supplied within the Traditional segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Products supplied within the Specialty segment target specific educational disciplines, such as art, industrial arts, physical education, sciences, library and early childhood.

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                    (In thousands, except per share amounts)

Effective with the beginning of fiscal 2002, the Company discontinued separately reporting the Internet segment, as the management of this business has changed such that this business is operated as a sales channel. Amounts previously reported for the Internet segment have been restated to conform with fiscal 2002's presentation. The following table presents segment information:

                                                         Three Months Ended
                                                     ---------------------------
                                                     July 28,           July 29,
                                                       2001               2000
                                                       ----               ----

Revenues:
 Traditional...................................      $165,691           $130,966
 Specialty.....................................        94,471             86,101
                                                     --------           --------
  Total........................................      $260,162           $217,067
                                                     ========           ========
Operating profit and income before taxes:
 Traditional...................................      $ 20,401           $ 16,057
 Specialty.....................................        16,686             11,563
                                                     --------           --------
  Total........................................        37,087             27,620
 General corporate expense.....................         4,867              3,513
 Interest expense and other....................         4,641              3,392
                                                     --------           --------
 Income before taxes...........................      $ 27,579           $ 20,715
                                                     ========           ========
Identifiable assets (at quarter end):
 Traditional...................................      $256,580           $309,263
 Specialty.....................................       171,709            232,741
                                                     --------           --------
  Total........................................       428,289            536,004
 Corporate assets..............................       182,394             34,241
                                                     --------           --------
  Total........................................      $610,683           $570,245
                                                     ========           ========
Depreciation and amortization:
 Traditional...................................      $    763           $  1,332
 Specialty.....................................           755              1,632
                                                     --------           --------
  Total........................................         1,518              2,964
 Corporate.....................................           772                343
                                                     --------           --------
  Total........................................      $  2,290           $  3,307
                                                     ========           ========
Expenditures for property and equipment:
 Traditional...................................      $    578           $    581
 Specialty.....................................           571              1,794
                                                     --------           --------
  Total........................................         1,149              2,375
 Corporate.....................................         1,157              1,525
                                                     --------           --------
  Total........................................      $  2,306           $  3,900
                                                     ========           ========

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                    (In thousands, except per share amounts)


NOTE 8--RESTRUCTURING COSTS

During the fourth quarter of fiscal 2001, the Company recorded a restructuring charge of $4,500 to close redundant facilities and for related severance costs, which is discussed in the fiscal 2001 Form 10-K. The Company terminated 76 employees under this plan. No employees were terminated under this plan during the three months ended July 28, 2001.

During the second quarter of fiscal 1999, the Company recorded a $4,200 restructuring charge, which is discussed in the fiscal 2000 Form 10-K. This charge was for the Company's plan to consolidate existing warehousing, customer service and sales operations. Under this restructuring plan, which was completed during the first quarter of fiscal 2001, the Company eliminated approximately 240 jobs.

Selected information related to the restructuring reserve follows:

                                                                            Facility
                                                     Severance and        Closure and
                                                      Terminations       Consolidation        Other Costs          Total
                                                   ------------------   ----------------   ------------------  -------------
April 29, 2000 liability balance                              $   40              $   17               $   8        $    65
 First quarter, fiscal 2001
  Utilizations...................................                (40)                (17)                 (8)           (65)
 Second quarter, fiscal 2001
  Utilizations...................................                  -                   -                   -              -
 Third quarter, fiscal 2001
  Utilizations...................................                  -                   -                   -              -
 Fourth quarter, fiscal 2001
  Additions......................................              1,544               2,391                 565          4,500
  Utilizations...................................               (744)               (697)               (546)        (1,987)
                                                   -----------------   -----------------   -----------------   ------------
April 28, 2001 liability balance                                 800               1,694                  19          2,513
  First quarter, fiscal 2002
   Utilizations..................................               (337)               (291)                (19)          (647)
                                                   -----------------   -----------------   -----------------   ------------
July 28, 2001 liability balance..................             $  463              $1,403   $               -        $ 1,866
                                                   =================   =================   =================   ============

NOTE 9--SUBSEQUENT EVENTS

On July 30, 2001, the Company sold an aggregate principal amount of $130,000 of 6 percent convertible subordinated notes of the Company due August 1, 2008. The notes are convertible at any time prior to maturity into shares of School Specialty, Inc. common stock at a conversion price of $32.29 per share and accrue interest payable semi-annually. Net proceeds from the sale of these notes was approximately $125,700. On August 2, 2001, the purchasers of the notes exercised their over-allotment option in full and purchased an additional $19,500 aggregate principal amount of the notes, with net proceeds to the Company of approximately $18,915. The Company used the total net proceeds from the offering of approximately $144,615 to repay a portion of the debt outstanding under the credit facility. Basic and diluted EPS for the three months ended July 28, 2001 would have been $0.94 and $0.78, respectively, had the convertible securities been outstanding at the beginning of fiscal 2002.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth various items as a percentage of revenues on a historical basis concerning our results of operations for the three months ended July 28, 2001 and July 29, 2000.

                                                                                       Three Months Ended
                                                                             --------------------------------------
                                                                                 July 28,            July 29,
                                                                                   2001                2000
                                                                                  -----               -----
Revenues.....................................................................     100.0%              100.0%
Cost of revenues.............................................................      61.4                63.6
                                                                                  -----               -----
  Gross profit...............................................................      38.6                36.4
Selling, general and administrative expenses.................................      26.2                25.3
                                                                                  -----               -----
  Operating income...........................................................      12.4                11.1
Interest expense, net........................................................       1.5                 1.7
Other........................................................................       0.3                (0.1)
                                                                                  -----               -----
Income before provision for income taxes.....................................      10.6                 9.5
Provision for income taxes...................................................       4.2                 4.3
                                                                                  -----               -----
Net income...................................................................       6.4%                5.2%
                                                                                  =====               =====

Three Months Ended July 28, 2001 Compared to Three Months Ended July 29, 2000

Revenues
--------

Revenues increased 19.9% from $217.1 million for the three months ended July 29, 2000, to $260.2 million for the three months ended July 28, 2001. This increase was primarily due to the inclusion of revenues from the three businesses acquired since the beginning of fiscal 2001 and internal growth. These increases were offset by the exclusion of revenues for the two businesses disposed of during fiscal 2001.

Gross Profit
------------

Gross profit increased 26.8% from $79.1 million or 36.4% of revenues for the three months ended July 29, 2000 to $100.3 million or 38.6% of revenues for the three months ended July 28, 2001. The increase in gross profit was primarily due to an increase in revenues, selling price expansion and reduced product cost, primarily in the traditional segment, resulting from synergies realized through the integration of J.L. Hammett's wholesale division ("Hammett"), which was acquired in November 2000.

Gross margin as a percent of revenues was 38.6% as compared to 36.4% in fiscal 2001's first quarter. The increase in gross margin as a percent of revenue was due primarily to an increase in Traditional segment gross margin from 32.3% to 34.2%, driven by an increase in consumable gross margin resulting from selling price enhancement and reduced product costs and an increase in Specialty segment gross margin from 42.7% to 46.2%, driven primarily by the inclusion of a full quarter of revenues from Global Video, which was acquired on June 30, 2000. The increase in gross margin was reduced on a consolidated basis by a change in revenue mix, with the Traditional segment generating a 26.5% increase (or $34.7 million) in revenues over fiscal 2001's first quarter. This increased Traditional revenues to 64% of total revenues from 60%. Traditional segment gross margin is typically lower than Specialty segment gross margin.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses include selling expenses (the most significant component of which is sales wages and commissions), operations expenses (which includes customer service, warehouse and warehouse shipment transportation costs), catalog costs, general administrative overhead (which includes information systems, accounting, legal and human resources) and depreciation and amortization expense.

Selling, general and administrative expenses increased 23.9% from $55.0 million or 25.3% of revenues for the three months ended July 29, 2000, to $68.1 million or 26.2% of revenues for the three months ended July 28, 2001. Increase in selling, general and administrative expenses was primarily due to an increase in variable costs related to increased revenues and an increase in fixed operating costs, primarily due to redundancies created with the Hammett acquisition, which will be integrated with existing operations in the fiscal 2002's third quarter. These increases are offset by our early adoption at the beginning of fiscal 2002 of SFAS No. 142, which resulted in the discontinuance of amortization of goodwill. The change in selling, general and administrative expenses as a percent of revenues was primarily due to 1) an increase in commission expense in the Traditional segment driven by expanded gross margins, 2) increased facility and warehouse expenses in the Traditional segment driven by redundancies created with the Hammett acquisition and an increase in leased versus owned facilities and 3) increased catalog costs in the Specialty segment due to the inclusion of expense for a full quarter in fiscal 2002 for Global Video, which has higher catalog costs as a percent of revenues than our other Specialty businesses. These increases were offset by a reduction in amortization expense, due to our adoption of SFAS No. 142.

Interest Expense
----------------

Net interest expense increased $0.1 million from $3.7 million or 1.7% of revenues for the three months ended July 29, 2000 to $3.8 million or 1.5% of revenues for the three months ended July 28, 2001. Increase in interest expense was primarily due to an increase in debt due to cash paid to acquire three businesses since the beginning of fiscal 2001. The increase is virtually offset by a reduction in our effective interest rate and reduced interest expense attributable to net proceeds from sale-leaseback transactions of $17.8 million and $50.0 million from an accounts receivable securitization transactions which occurred in November 2000.

Other Expense (Income)
----------------------

Other expense increased $1.1 million to $0.9 million in fiscal 2002's first quarter. Other expense in fiscal 2002 primarily represented the discount and loss on the accounts receivable securitization of $0.8 million.

Provision for Income Taxes
--------------------------

Provision for income taxes for the three months ended July 28, 2001 increased 18.3% or $1.7 million over the three months ended July 29, 2000, reflecting income tax rates of 40.0% and 45.0% for the three months ended July 28, 2001 and July 29, 2000, respectively. The effective tax rate of 40.0% in the first quarter of fiscal 2002 as compared to 45.0% in the first quarter of fiscal 2001 is due primarily to the impact of our adoption of SFAS No. 142 and its impact on non-deductible goodwill amortization.

Liquidity and Capital Resources

At July 28, 2001, we had working capital of $144.7 million. Our capitalization at July 28, 2001 was $474.5 million and consisted of total debt of $214.8 million and shareholders' equity of $259.7 million.

We currently have a five-year secured $350 million credit facility with Bank of America, N.A. The credit facility had an initial $100 million term loan maturing quarterly and $250 million of availability under revolving loans. The credit facility matures on September 30, 2003. The amount outstanding as of July 28, 2001 under the credit facility was approximately $152.8 million and $61.3 million under the revolving and term loans, respectively. Borrowings under the credit facility are usually significantly higher during the first two quarters of our fiscal year to meet the working capital needs of our peak selling season.

Effective January 2, 2001, we entered into an interest rate swap agreement with The Bank of New York covering $50 million of the outstanding amount under the revolving portion of our credit facility. The one-year non-cancelable swap agreement fixed the 30-day LIBOR interest rate at 6.07% per annum on a $50 million notional amount.

As of July 28, 2001, our effective interest rate on borrowings under our credit facility was approximately 6.3% excluding the effect of the swap agreement and 6.7% including the effect of the swap agreement.

In November 2000, we entered into the receivable securitization, with a financial institution whereby we sell on a continuous basis an undivided interest in all of our eligible trade accounts receivable. Under the receivable securitization, we transfer without recourse all of our accounts receivable to a wholly-owned subsidiary. This subsidiary, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $50 million for the sale of such undivided interest. The facility expires in November 2001. At July 28, 2001, $50 million was advanced under the receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. The proceeds from the sale were used to reduce borrowings on our credit facility. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $0.8 million and are included in other expenses in our consolidated statement of operations.

During the three months ended July 28, 2001, net cash used in operating activities was $30.2 million. This net use of cash by operating activities during the period is indicative of the highly seasonal nature of our business, with sales occurring in the first and second quarters of the fiscal year and cash receipts in the second and third quarters. Net cash used in investing activities was $8.9 million, including $3.6 million for the acquisition of Envision, $3.0 million as payment of an earn-out provision related to the Global Video acquisition and $2.3 million for additions to property and equipment, offset by $0.2 million in proceeds from the sale of property and equipment. Net cash provided by financing activities was $37.5 million, which consisted primarily of borrowings under our credit facility.

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

Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in our costs for the products we sold, the mix of products sold and general economic conditions. Moreover, the operating margins of companies we acquire may differ substantially from our own, which could contribute to further fluctuation in quarterly operating results. Therefore, results for any quarter are not indicative of the results that we may achieve for any subsequent quarter or for a full fiscal year.

Inflation

Inflation has and is expected to have only a minor effect on our results of operations and our internal and external sources of liquidity.

Forward-Looking Statements

Statements in this report which are not historical are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, future acquisitions, capital expenditures and adequacy of capital resources; (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission; and (3) information contained in written material, releases and oral statements issued by, or on behalf of School Specialty including, without limitation, statements with respect to projected revenues, costs, earnings and earnings per share. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as "may," "will," "should," "believes," "expects," "anticipates," "estimates," "continues" or similar expressions.

All forward-looking statements included in this report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by or on behalf of us, in this report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to the factors identified in Exhibit 99.2 to our Form 10-K for the fiscal year ended April 28, 2001.

PART II - OTHER INFORMATION
---------------------------

ITEM 2. Changes in Securities and Use of Proceeds.


The following information is furnished as to securities of School Specialty sold during the three months ended July 28, 2001 and prior to the filing of this document that were not registered under the Securities Act.


On May 9, 2001, we issued 120,106 shares of our common stock to the two principal shareholders of Envision, Inc. as partial consideration for our acquisition of certain net assets of Envision, Inc. from such shareholders. These shares were issued at an aggregate price of $2,699,983 (or $22.48 per share). The sale of these shares was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.


On July 30, 2001, we sold to Salomon Smith Barney and U.S. Bancorp Piper Jaffray an aggregate principal amount of $130,000,000 of our 6% Convertible Subordinated Notes due 2008 in accordance with Rule 144A under the Securities Act of 1933, as amended, for cash in an amount equal to 97% of the principal amount of the notes. The notes are due on August 1, 2008, are convertible at any time prior to maturity into shares of our common stock at a conversion price of $32.29 per share (subject to certain adjustment events) and accrue interest payable semi-annually. On August 2, 2001, the initial purchasers identified above exercised their option to purchase an additional $19,500,000 aggregate principal amount of the notes for cash in an amount equal to 97% of the principal amount of such notes. The three percent discount represented an underwriting commission for the initial purchasers. We used the net proceeds from the offering of the notes for the repayment of a portion of the debt outstanding under our bank credit facility.



ITEM 6. Exhibits and Reports on Form 8-K


(a)  Exhibits.

     See the Exhibit Index, which is incorporated herein by reference.

(b)  Reports on Form 8-K.

     The Company filed two reports on Form 8-K during the quarter covered by this report as follows:

     (1) Form 8-K dated and filed July 16, 2001 under Items 5 and 7. The Company announced its proposed offering of convertible subordinated notes.

     (2) Form 8-K dated July 25, 2001 and filed July 25, 2001 under Items 5 and 7. The Company announced its sale of $130 million of convertible subordinated notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SCHOOL SPECIALTY, INC.
                            (Registrant)



       08/29/01             /s/ Daniel P. Spalding
       --------             ----------------------
       Date                 Daniel P. Spalding

                            Chairman of the Board, Chief Executive Officer

                            (Principal Executive Officer)



       08/29/01             /s/ Mary M. Kabacinski
       --------             ----------------------
       Date                 Mary M. Kabacinski

                            Executive Vice President, Chief Financial Officer

                            (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.  Description
-----------  -----------

        4.1  Amendment No. 2 to Amended and Restated Credit Agreement dated as of July 12, 2001
        4.2  Amendment No. 3 to Amended and Restated Credit Agreement dated as of July 24, 2001
        4.3  Indenture dated as of July 30, 2001 between the Company and BNY Midwest Trust Company as Trustee
        4.4  Registration Agreement dated as of July 30, 2001 between the Company and Salomon Smith Barney
       10.1  Amendment No. 1 to the Receivables Sale Agreement dated as of July 13, 2001
       10.2  Amendment No. 1 to the Receivables Purchase Agreement dated as of January 1, 2001
       10.3  Amendment No. 2 to the Receivables Purchase Agreement dated as of July 13, 2001