Form 10-Q
period 2001-10-27
SCHOOL SPECIALTY INC
filed 2001-12-11
CIK 1055454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2001.

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
                    Class                                  November 30, 2001
                    -----                                  -----------------
      Common Stock, $0.001 par value                           17,997,374

                             SCHOOL SPECIALTY, INC.

                               INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2001

PART I - FINANCIAL INFORMATION
------------------------------

                                                                                         Page
                                                                                        Number
                                                                                        ------
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets at October 27, 2001
               (Unaudited), April 28, 2001 and October 28, 2000 (Unaudited)............    1

         Unaudited Consolidated Statements of Operations for the Three Months
               Ended October 27, 2001 and October 28, 2000 and for the Six
               Months Ended October 27, 2001 and October 28, 2000......................    2

         Unaudited Consolidated Statements of Cash Flows for the Six
               Months Ended October 27, 2001 and October 28, 2000......................    3

         Notes to Unaudited Consolidated Financial Statements..........................    5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...........................................   12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK...................................................................   16

PART II - OTHER INFORMATION
---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................   17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................................   19

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements


                             SCHOOL SPECIALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                                         October 27,      April 28,      October 28,
                                                                             2001            2001           2000
                                                                             ----            ----           ----
                                                                         (unaudited)                     (unaudited)

     ASSETS
     ------
Current assets:
   Cash and cash equivalents..........................................    $   7,676      $    5,688      $    5,776
   Accounts receivable, less allowance for doubtful accounts of
     $3,750, $3,523, and $1,643, respectively.........................      132,726          40,358         165,287
   Inventories........................................................       68,302         102,192          53,889
   Prepaid expenses and other current assets..........................       20,265          35,053          30,314
   Deferred taxes.....................................................        7,873           7,873           6,964
                                                                           --------      ----------      ----------
     Total current assets.............................................      236,842         191,164         262,230
Property and equipment, net...........................................       43,315          43,522          56,032
Intangible assets, net................................................      264,348         254,871         215,607
Deferred taxes........................................................            -               -           1,861
Other.................................................................       12,818          16,735           6,371
                                                                           --------      ----------      ----------
     Total assets.....................................................     $557,323      $  506,292      $  542,101
                                                                           ========      ==========      ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
   Current maturities - long-term debt................................    $  23,062      $   21,615      $   14,838
   Accounts payable...................................................       45,453          57,896          44,154
   Accrued compensation...............................................       15,350           7,989           9,538
   Other accrued liabilities..........................................       16,915          15,633          11,175
   Accrued income taxes...............................................       14,050               -          14,641
   Accrued restructuring..............................................        1,528           2,513               -
                                                                          ---------      ----------      ----------
     Total current liabilities........................................      116,358         105,646          94,346
Long-term debt........................................................      154,934         158,168         198,590
Deferred taxes and other..............................................        3,018           3,018              95
                                                                          ---------      ----------      ----------
     Total liabilities................................................      274,310         266,832         293,031
Shareholders' equity:
   Preferred stock, $0.001 par value per share, 1,000,000 shares
     authorized; none outstanding.....................................            -               -               -
   Common stock, $0.001 par value per share, 150,000,000 shares authorized and 17,997,374, 17,587,008 and 17,465,005
     shares issued and outstanding, respectively......................           18              18              17
   Capital paid-in excess of par value................................      207,132         198,119         195,998
   Accumulated other comprehensive (loss) income......................       (1,081)            190            (234)
   Retained earnings..................................................       76,944          41,133          53,289
                                                                          ---------      ----------      ----------
      Total shareholders' equity......................................      283,013         239,460         249,070
                                                                          ---------      ----------      ----------
      Total liabilities and shareholders' equity......................     $557,323      $  506,292      $  542,101
                                                                          =========      ==========      ==========

See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                              For the Three                        For the Six
                                                               Months Ended                       Months Ended
                                                               ------------                       ------------

                                                       October 27,       October 28,      October 27,       October 28,
                                                          2001             2000              2001             2000
                                                          ----             ----              ----             ----
Revenues..........................................     $269,656          $240,539         $529,818          $457,606
Cost of revenues..................................      169,822           155,026          329,690           293,024
                                                       --------         ---------         --------          --------
   Gross profit...................................       99,834            85,513          200,128           164,582
Selling, general and administrative expenses......       63,477            57,731          131,551           112,693
                                                       --------         ---------         --------           -------
   Operating income...............................       36,357            27,782           68,577            51,889

Other (income) expense:
   Interest expense...............................        4,156             4,605            7,961             8,296
   Interest income................................          (15)              (28)             (31)              (64)
   Other..........................................          112               (34)             964              (297)
                                                      ---------        ----------        ---------         ---------
Income before provision for income taxes..........       32,104            23,239           59,683            43,954
Provision for income taxes........................       12,843            10,337           23,875            19,659
                                                      ---------         ---------        ---------          --------
Net income........................................     $ 19,261          $ 12,902         $ 35,808          $ 24,295
                                                       ========          ========         ========          ========

Weighted average shares outstanding:
   Basic..........................................       17,909            17,465           17,823            17,465
   Diluted........................................       23,379            17,735           20,896            17,665

Net income per share:
   Basic..........................................        $1.08             $0.74            $2.01             $1.39
   Diluted........................................        $0.89             $0.73            $1.78             $1.38


See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                           For the Six
                                                                                           Months Ended
                                                                                   ---------------------------
                                                                                   October 27,     October 28,
                                                                                      2001            2000
                                                                                      ----            ----
Cash flows from operating activities:

   Net income...............................................................        $  35,808        $  24,295
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation and amortization expense..................................            4,613            6,860
     Amortization of debt fees and other....................................            1,210              357
     Loss (gain) on disposal of property and equipment......................              100             (184)
     Gain on sale of available-for-sale security............................             (287)               -
     Loss on business disposition...........................................              130                -
   Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations accounted for under the purchase method):
     Accounts receivable....................................................          (92,335)         (84,856)
     Inventories............................................................           32,773           33,869
     Prepaid expenses and other current assets..............................           14,874           (2,025)
     Accounts payable.......................................................          (12,448)          (5,527)
     Accrued liabilities....................................................           23,150           15,690
                                                                                   ----------        ---------
       Net cash provided by (used in) operating activities..................            7,588          (11,521)
                                                                                   ----------        ---------
Cash flows from investing activities:
   Cash paid in acquisitions, net of cash acquired..........................           (7,931)         (31,316)
   Proceeds from business disposition.......................................            1,500                -
   Additions to property and equipment......................................           (3,805)          (6,894)
   Proceeds from sale of property and equipment.............................              157            2,485
   Proceeds from sale of available-for-sale security........................            5,238                -
   Other....................................................................                -             (602)
                                                                                   ----------        ---------
       Net cash used in investing activities................................           (4,841)         (36,327)
                                                                                   ----------        ---------
Cash flows from financing activities:
   Proceeds from bank borrowings............................................           76,600          173,797
   Repayment of bank debt and capital leases................................         (227,906)        (124,332)
   Proceeds from convertible debt offering..................................          149,500                -
   Payment of debt fees.....................................................           (5,208)               -
   Proceeds from repayment of long-term note receivable.....................            1,115                -
   Proceeds from exercise of stock options..................................            5,140                8
                                                                                   ----------        ---------
       Net cash (used in) provided by financing activities..................             (759)          49,473
                                                                                   ----------        ---------
Net increase in cash and cash equivalents...................................            1,988            1,625
Cash and cash equivalents, beginning of period..............................            5,688            4,151
                                                                                   ----------        ---------
Cash and cash equivalents, end of period....................................        $   7,676        $   5,776
                                                                                   ==========        =========

Non-cash investing activities:
   Common stock issued for net assets acquired in business combination......        $   2,700                -

See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (In Thousands)

The Company entered into certain business combinations accounted for under the purchase method in the six months ended October 27, 2001, and October 28, 2000. The transactions that occurred in the six months ending October 27, 2001 were paid for using cash or cash and common stock, and the transaction that occurred during the six months ended October 28, 2000 was paid for using cash. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                             For the Six
                                                             Months Ended
                                                        ------------------------
                                                        October 27,  October 28,
                                                            2001         2000
                                                            ----         ----
Accounts receivable...................................  $       33    $   4,403
Inventories...........................................         358        1,641
Prepaid expenses and other current assets.............          24        2,174
Property and equipment................................         572          897
Intangible assets.....................................       6,890       25,813
Short-term debt and capital lease obligations.........         (19)      (1,217)
Accounts payable......................................          (5)        (806)
Accrued liabilities...................................        (432)      (1,023)
Long-term capital lease obligations...................           -         (566)
                                                          --------    ---------
   Net assets acquired................................  $    7,421    $  31,316
                                                          ========    =========
Acquisitions were funded as follows:

Cash paid, net of cash acquired.......................  $    4,721    $  31,316
Common stock..........................................       2,700            -
                                                          --------    ---------
    Total.............................................  $    7,421    $  31,316
                                                          ========    =========

See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The balance sheet at April 28, 2001, has been derived from the Company's audited financial statements for the fiscal year ended April 28, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 28, 2001.

NOTE 2--SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders' equity during the six months ended October 27, 2001, were as follows:

                  Shareholders' equity balance at April 28, 2001.............   $239,460
                  Net income.................................................     35,808
                  Issuance of common stock for business combination..........      2,700
                  Issuance of common stock in conjunction with
                    stock option exercises...................................      5,140
                  Tax benefit from issuance of common stock in conjunction
                    with stock option exercises..............................      1,173
                  Unrealized loss on derivative financial instruments,
                    net of tax...............................................       (279)
                  Unrealized loss on available-for-sale securities,
                    net of tax...............................................       (989)
                                                                                ---------
                  Shareholders' equity balance at October 27, 2001...........   $283,013
                                                                                ========


            [The remainder of this page is intentionally left blank.]

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

Comprehensive income for the periods presented in the consolidated statement of operations were as follows:

                                                                                For the Three                For the Six
                                                                                Months Ended                 Months Ended
                                                                        ---------------------------- ---------------------------
                                                                         October 27,    October 28,   October 27,    October 28,
                                                                            2001           2000          2001           2000
                                                                            ----           ----          ----           ----
Net income ..........................................................   $    19,261      $  12,902    $   35,808     $  24,295
Other comprehensive income (loss):
  Unrealized loss on securities available-for-sale:
     Unrealized  holding loss arising during period, net
       of tax .......................................................          (689)             -          (817)            -
     Less: Reclassification adjustment for gains
       included in net income, net of tax ...........................           172              -           172             -
                                                                        -----------      ---------    ----------     ---------
  Net unrealized loss on securities available-for-sale
     recognized in other comprehensive income .......................          (861)             -          (989)            -

  Unrealized loss on derivative financial instrument:
     Unrealized holding gain arising during period, net
       of tax .......................................................           540              -            70             -
     Less: Reclassification adjustment for losses
       included in net income, net of tax ...........................          (204)             -          (349)            -
                                                                        -----------      ---------    ----------     ---------
  Net unrealized gain (loss) on derivative financial
     instruments recognized in other comprehensive
     income .........................................................           336              -          (279)            -

  Cumulative translation adjustment .................................             -           (103)            -          (204)
                                                                        -----------      ---------    ----------     ---------
Total comprehensive income ..........................................   $    18,736      $  12,799    $   34,540     $  24,091
                                                                        ===========      =========    ==========     =========

            [The remainder of this page is intentionally left blank.]

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

NOTE 3--EARNINGS PER SHARE

The following information presents the Company's computations of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS") for the periods presented in the consolidated statements of operations:

                                                                        Income              Share              Per Share
                                                                      (Numerator)       (Denominator)            Amount
                                                                       ---------         -----------            --------
    Three months ended October 27, 2001:
    Basic EPS ........................................................   $19,261              17,909            $   1.08
                                                                                                                ========
    Effect of dilutive employee stock options ........................         -                 841
    Effect of convertible debt .......................................     1,440               4,629
                                                                         -------             -------
    Diluted EPS ......................................................   $20,701              23,379            $   0.89
                                                                         =======             =======            ========

    Three months ended October 28, 2000:
    Basic EPS ........................................................   $12,902              17,465            $   0.74
                                                                                                                ========
    Effect of dilutive employee stock options ........................         -                 270
                                                                         -------             -------
    Diluted EPS ......................................................   $12,902              17,735            $   0.73
                                                                         =======             =======            ========

    Six months ended October 27, 2001:
    Basic EPS ........................................................   $35,808              17,823            $   2.01
                                                                                                                ========
    Effect of dilutive employee stock options ........................         -                 758
    Effect of convertible debt .......................................     1,440               2,315
                                                                         -------             -------
    Diluted EPS ......................................................   $37,248              20,896            $   1.78
                                                                         =======             =======            ========

    Six months ended October 28, 2000:
    Basic EPS ........................................................   $24,295              17,465            $   1.39
                                                                                                                ========
    Effect of dilutive employee stock options ........................         -                 200
                                                                         -------             -------
    Diluted EPS ......................................................   $24,295              17,665            $   1.38
                                                                         =======             =======            ========

The Company had additional employee stock options outstanding during the periods presented of 62 and 241 for the three months ended October 27, 2001 and October 28, 2000, respectively, and 62 and 283 for the six months ended October 27, 2001 and October 28, 2000, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS

Effective at the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, which resulted in goodwill no longer being subject to amortization, but rather an annual impairment test. The following information presents what reported net income, basic EPS and diluted EPS would have been had SFAS No. 142 been adopted at the beginning of fiscal 2001:

            [The remainder of this page is intentionally left blank.]

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                        For the Three                       For the Six
                                                                        Months Ended                       Months Ended
                                                                -----------------------------      ----------------------------
                                                                 October 27,      October 28,      October 27,      October 28,
                                                                    2001             2000             2001             2000
                                                                    ----             -----            ----             ----
     Reported net income ..................................       $   19,261       $   12,902       $   35,808       $   24,295
          Add back: Goodwill amortization .................                -            1,212                -            2,358
                                                                  ----------       ----------       ----------       ----------
     Adjusted net income ..................................       $   19,261       $   14,114       $   35,808       $   26,653
                                                                  ==========       ==========       ==========       ==========
     Basic EPS:
          Reported basic EPS ..............................       $     1.08       $     0.74       $     2.01       $     1.39
          Goodwill amortization ...........................                -             0.07                -             0.14
                                                                  ----------       ----------       ----------       ----------
     Adjusted basic EPS ...................................       $     1.08       $     0.81       $     2.01       $     1.53
                                                                  ==========       ==========       ==========       ==========

     Diluted EPS:
          Reported diluted EPS ............................       $     0.89       $     0.73       $     1.78       $     1.38
          Goodwill amortization ...........................                -             0.07                -             0.13
                                                                  ----------       ----------       ----------       ----------
     Adjusted diluted EPS .................................       $     0.89       $     0.80       $     1.78       $     1.51
                                                                  ==========       ==========       ==========       ==========

NOTE 5--BUSINESS COMBINATIONS

On October 11, 2001, the Company acquired Premier Science for an aggregate purchase price, which is subject to adjustment, of $1,220 funded in cash through borrowings under the Company's credit facility. The preliminary purchase price allocation, which is subject to adjustment, resulted in goodwill of approximately $110, and that amount is expected to be fully deductible for tax purposes. The results of this acquisition and the related goodwill have been included in the Company's Specialty segment results from the date of acquisition.

On May 9, 2001, the Company acquired certain net assets of Envision, Inc., a designer, producer and marketer of student agenda books based in Grand Junction, Colorado, for an aggregate purchase price of $6,701, funded 60% in cash, through borrowings under the Company's credit facility, and 40% in School Specialty, Inc. common stock, representing 120 shares. The transaction was accounted for under the purchase method. The preliminary purchase price allocation, which is subject to adjustment, resulted in goodwill of approximately $5,873. The results of this acquisition and the related goodwill have been included in the Company's Specialty segment results from the date of acquisition.

On June 30, 2000, the Company acquired Global Video, LLC, a producer and marketer of educational videos based in Tempe, Arizona, for an aggregate purchase price, net of cash acquired of $34,316. The transaction was accounted for under the purchase method and the purchase price allocation resulted in goodwill of approximately $28,795. The results of this acquisition and the related goodwill have been included in the Company's Specialty segment results from the date of acquisition. During the first quarter of fiscal 2002, the Company paid $3,210 to the former owners of Global Video as additional purchase price consideration. The purchase agreement provided for an earn-out provision, which was met during fiscal 2002's first quarter. In addition, the Company recorded a goodwill adjustment of approximately $2,300 for costs to consolidate Global Video's operations into our existing operations. The plan of consolidation is expected to be completed by the end of fiscal 2002.

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

NOTE 6--SEGMENT INFORMATION

The Company's business activities are organized around two principal business segments, Traditional and Specialty and operate principally in the United States. Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. While the segments serve a similar customer base, notable differences exist in products, gross margin and revenue growth rate. Products supplied within the Traditional segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Products supplied within the Specialty segment target specific educational disciplines, such as art, industrial arts, physical education, sciences and early childhood.

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

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                              Three Months Ended              Six Months Ended
                                                         ---------------------------     ---------------------------
                                                         October 27,     October 28,     October 27,     October 28,
                                                              2001            2000            2001            2000
                                                              ----            ----            ----            ----
Revenues:
   Traditional .....................................        $179,228        $148,879        $344,919        $279,846
   Specialty .......................................          90,428          91,660         184,899         177,760
                                                            --------        --------        --------        --------
     Total .........................................        $269,656        $240,539        $529,818        $457,606
                                                            ========        ========        ========        ========

Operating profit and income before taxes:
   Traditional .....................................        $ 26,163        $ 17,768        $ 46,564        $ 33,825
   Specialty .......................................          14,390          12,818          31,076          24,381
                                                            --------        --------        --------        --------
     Total .........................................          40,553          30,586          77,640          58,206
   General corporate expense .......................           4,196           2,804           9,063           6,317
   Interest expense and other ......................           4,253           4,543           8,894           7,935
                                                            --------        --------        --------        --------
   Income before taxes .............................        $ 32,104        $ 23,239        $ 59,683        $ 43,954
                                                            ========        ========        ========        ========

Identifiable assets (at quarter end):
   Traditional .....................................        $215,277        $277,518        $215,277        $277,518
   Specialty .......................................         160,507         225,288         160,507         225,288
                                                            --------        --------        --------        --------
     Total .........................................         375,874         502,806         375,784         502,806
   Corporate assets ................................         181,539          39,295         181,539          39,295
                                                            --------        --------        --------        --------
     Total .........................................        $557,323        $542,101        $557,323        $542,101
                                                            ========        ========        ========        ========

Depreciation and amortization:
   Traditional .....................................        $    778        $  1,326        $  1,539        $  2,660
   Specialty .......................................             755           1,839           1,508           3,469
                                                            --------        --------        --------        --------
     Total .........................................           1,533           3,165           3,047           6,129
   Corporate .......................................             790             388           1,566             731
                                                            --------        --------        --------        --------
     Total .........................................        $  2,323        $  3,553        $  4,613        $  6,860
                                                            ========        ========        ========        ========
Expenditures for property and equipment:
   Traditional .....................................        $    688        $    370        $  1,266        $    951
   Specialty .......................................             461           1,027           1,032           2,821
                                                            --------        --------        --------        --------
     Total .........................................           1,149           1,397           2,298           3,772
   Corporate .......................................             350           1,597           1,507           3,122
                                                            --------        --------        --------        --------
     Total .........................................        $  1,499        $  2,994        $  3,805        $  6,894
                                                            ========        ========        ========        ========

NOTE 7-- RESTRUCTURING COSTS

During the fourth quarter of fiscal 2001, the Company recorded a restructuring charge of $4,500 to close redundant facilities and for related severance costs, which is discussed in the fiscal 2001 Form 10-K. The Company terminated 76 employees under this plan. No employees were terminated under this plan during the six months ended October 27, 2001.

During the second quarter of fiscal 1999, the Company recorded a $4,200 restructuring charge, which is discussed in the fiscal 2000 Form 10-K. This charge was for the Company's plan to consolidate existing warehousing, customer service and sales operations. Under this restructuring plan, which was completed during the first quarter of fiscal 2001, the Company eliminated approximately 240 jobs.

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

Selected information related to the restructuring reserve follows:

                                                                             Facility
                                                         Severance and      Closure and
                                                          Terminations     Consolidation     Other Costs     Total
                                                          ------------     -------------     -----------     -----
April 29, 2000 liability balance                          $         40     $          17     $         8   $      65
   First quarter, fiscal 2001
     Utilizations.......................................           (40)              (17)             (8)        (65)
   Second quarter, fiscal 2001
     Utilizations.......................................             -                 -               -           -
   Third quarter, fiscal 2001
     Utilizations.......................................             -                 -               -           -
   Fourth quarter, fiscal 2001
     Additions..........................................         1,544             2,391             565       4,500
     Utilizations.......................................          (744)             (697)           (546)     (1,987)
                                                          ------------     -------------     -----------   ---------
April 28, 2001 liability balance                                   800             1,694              19       2,513
    First quarter, fiscal 2002
     Utilizations.......................................          (337)             (291)            (19)       (647)
    Second quarter, fiscal 2002
     Utilizations.......................................          (140)             (198)              -        (356)
                                                          ------------     -------------     -----------   ---------
October 27, 2001 liability balance......................  $        323     $       1,205     $         -   $   1,528
                                                          ============     =============     ===========   =========

NOTE 8--CONVERTIBLE DEBT OFFERING

On July 30, 2001, the Company sold an aggregate principal amount of $130,000 of 6 percent convertible subordinated notes of the Company due August 1, 2008. The notes are convertible at any time prior to maturity into shares of School Specialty, Inc. common stock at a conversion price of $32.29 per share and accrue interest payable semi-annually. Net proceeds from the sale of these notes was approximately $125,740. On August 2, 2001, the purchasers of the notes exercised their over-allotment option in full and purchased an additional $19,500 aggregate principal amount of the notes, with net proceeds to the Company of approximately $18,915. The Company used the total net proceeds from the offering of approximately $144,655 to repay a portion of the debt outstanding under the credit facility.

NOTE 9--SUBSEQUENT EVENT

On November 13, 2001, the Company entered into a purchase agreement with Franklin Covey Company to purchase the stock of Premier Agendas, Inc., a Washington corporation, and Premier School Agendas Ltd., Agenda Scolaire Premier Ltee., a Canadian corporation. The cash purchase price, which is subject to change, is estimated at $152,500. The proposed transaction is subject to regulatory approval and is expected to close before the end of December 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth various items as a percentage of revenues on a historical basis.

                                                            Three Months Ended                 Six Months Ended
                                                      -------------------------------  -------------------------------
                                                        October 27,     October 28,        October 27,     October 28,
                                                            2001            2000              2001            2000
                                                            ----            ----              ----            ----
Revenues ...........................................       100.0%          100.0%            100.0%          100.0%
Cost of revenues ...................................        63.0            64.4              62.2            64.0
                                                           -----           -----             -----           -----
  Gross profit .....................................        37.0            35.6              37.8            36.0
Selling, general and administrative expenses .......        23.5            24.0              24.8            24.7
                                                           -----           -----             -----           -----
  Operating income .................................        13.5            11.5              13.0            11.3
Interest expense, net ..............................         1.6             1.8               1.5             1.8
Other ..............................................           -               -               0.2            (0.1)
                                                           -----           -----             -----           -----
Income before provision for income taxes ...........        11.9             9.7              11.3             9.6
Provision for income taxes .........................         4.8             4.3               4.5             4.3
                                                           -----           -----             -----           -----
Net income .........................................         7.1%            5.4%              6.8%            5.3%
                                                           =====           =====             =====           =====

Three Months Ended October 27, 2001 Compared to Three Months Ended October 28, 2000

Revenues
--------

Revenues increased 12.1% from $240.5 million for the three months ended October 28, 2000 to $269.7 million for the three months ended October 27, 2001. Increase was primarily due to the inclusion of revenues from the businesses acquired since the beginning of fiscal 2001 and internal growth in Specialty segment revenues. These increases were offset by the exclusion of revenues in the Specialty segment for the two businesses disposed of during fiscal 2001 and the business disposed of during fiscal 2002.

Gross Profit
------------

Gross profit was $99.8 million or 37.0% of revenues for the three months ended October 27, 2001, an increase of $14.3 million, or 16.7% over the three months ended October 28, 2000, of $85.5 million or 35.6% of revenues. The increase in gross profit was primarily due to an increase in revenues and gross margin expansion. The increase in gross margin was due primarily to strong consumable business gross margins in the Traditional segment, offset by an increased mix of revenues from the Traditional segment, which typically has lower gross margins than the Specialty segment. The change in revenue mix was due to the acquisition of J.L. Hammett's K - 12 wholesale division ("Hammett") in our fiscal 2001 third quarter, which is part of the Traditional segment.

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

Selling, general and administrative expenses increased 10.0% from $57.7 million or 24.0% of revenues for the three months ended October 28, 2000, to $63.5 million or 23.5% of revenues for the three months ended October 27, 2001. The increase in selling, general and administrative expenses was primarily due to an increase in variable costs related to increased revenues, and an increase in fixed operating costs, primarily due to redundancies with the Hammett acquisition, which will be fully integrated with existing operations in fiscal 2002's third quarter. These increases are offset by our early adoption at the beginning of fiscal 2002 of SFAS No. 142, which resulted in the discontinuance of amortization of goodwill. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily due to the reduction in goodwill amortization expense, due to our adoption of SFAS No. 142.

Interest Expense
----------------

Net interest expense decreased $0.4 million from $4.6 million or 1.8% of revenues for the three months ended October 28, 2000 to $4.1 million or 1.6% of revenues for the three months ended October 27, 2001. The decrease in interest expense was due to a reduction in our effective borrowing rate and a reduction in debt outstanding.

Other Expense (Income)
----------------------

Other expense increased $0.1 million to $0.1 million in fiscal 2002's second quarter. Other expense in fiscal 2002 primarily represented the discount and loss on the accounts receivable securitization of $0.4 million, offset by a $0.3 million realized gain on the sale of available-for-sale securities.

Provision for Income Taxes
--------------------------

Provision for income taxes for the three months ended October 27, 2001 increased 24.2% or $2.5 million over the three months ended October 28, 2000, reflecting income tax rates of 40.0% and 44.5% for the three months ended October 27, 2001 and October 28, 2000, respectively. The effective tax rate of 40.0% in the second quarter of fiscal 2002 as compared to 44.5% in the second quarter of fiscal 2001 was due primarily to the impact of our adoption of SFAS No. 142 and its impact on non-deductible goodwill amortization. The higher effective tax rate, compared to the federal statutory rate of 35.0%, was primarily due to state income taxes.

Six Months Ended October 27, 2001 Compared to the Six Months Ended October 28, 2000

Revenues
--------

Revenues increased 15.8% from $457.6 million for the six months ended October 28, 2000, to $529.8 million for the six months ended October 27, 2001. Increase in revenues was primarily driven by the inclusion of revenues from the businesses acquired since the beginning of fiscal 2001 and internal growth in Specialty segment revenues. These increases were offset by the exclusion of revenues in the Specialty segment for the two businesses disposed of during fiscal 2001 and the business disposed of during fiscal 2002.

Gross Profit
------------

Gross profit increased 21.6% from $164.6 million or 36.0% of revenues for the six months ended October 28, 2000 to $200.1 million or 37.8% of revenues for the six months ended October 27, 2001. The increase in gross profit was primarily due to an increase in revenues and gross margin improvement, driven by selling price expansion and reduced product cost, primarily in the Traditional segment, resulting from synergies realized through the integration of Hammett, which was acquired in November 2000.

Gross margin was 37.8% for the six months ended October 27, 2001 as compared to 36.0% for the six months ended October 28, 2000. The increase in gross margin was due primarily to an increase in Traditional segment gross margin from 31.2% to 33.7%, driven by an increase in consumable gross margin resulting from selling price expansion and reduced product cost, as well as an increase in Specialty segment gross margin, driven primarily by the enhancement in Childcraft's margins due to reduced product cost and improvement in ClassroomDirect.com's gross margin, primarily due to selling price expansion due to the reduction of aggressive internet pricing. The increase in gross margin was reduced on a consolidated basis by a change in revenue mix, with the Traditional segment generating a 23.3% increase (or $65.1 million) in revenues over fiscal 2001. This increased the Traditional segment revenues to 65.1% of revenues from 61.2%. Traditional segment gross margin is typically lower than Specialty segment gross margin.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased 16.7% from $112.7 million or 24.7% of revenues for the six months ended October 28, 2000, to $131.6 million or 24.8% of revenues for the six months ended October 27, 2001.

The increase in selling, general and administrative expenses was primarily due to an increase in variable costs related to increased revenues and an increase in fixed operating costs, primarily due to redundancies created with the Hammett acquisition, which will be fully integrated with existing operations in the fiscal 2002's third quarter. These increases are offset by our early adoption at the beginning of fiscal 2002 of SFAS No. 142, which resulted in the discontinuance of amortization of goodwill. The change in selling, general and administrative expenses as a percentage of revenues was primarily due to 1) an increase in commission expense in the Traditional segment driven by expanded gross margins, 2) increased facility and warehouse expenses in the Traditional segment driven by redundancies created with the Hammett acquisition and an increase in leased versus owned facilities and 3) increased catalog costs in the Specialty segment due to the inclusion of expense for the full six months ended October 27, 2001 of Global Video, which has higher catalog costs as a percentage of revenues than our other specialty businesses. The increases were offset by a reduction in amortization expense, due to our adoption of SFAS No. 142.

Interest Expense
----------------

Net interest expense decreased $0.3 million from $8.2 million or 1.8% of revenues for the six months ended October 28, 2000 to $7.9 million or 1.5% of revenues for the six months ended October 27, 2001. The decrease in interest expense was primarily attributed to a reduction in our effective borrowing rate and the reduction in our outstanding debt.

Other Expense (Income)
----------------------

Other expense increased $1.3 million from income of $0.3 million for the six months ended October 28, 2000 to expense of $1.0 million for the six months ended October 27, 2001. Other expenses for the six months ended October 27, 2001 primarily consisted of the discount and loss on the accounts receivable securitization of $1.2 million, offset by $0.3 million realized gain on the sale of available-for-sale securities.

Provision for Income Taxes
--------------------------

Provision for income taxes for the six months ended October 27, 2001 increased 21.4% or $4.2 million over the six months ended October 28, 2000, reflecting income tax rates of 40.0% and 44.7% for the six months ended October 27, 2001 and October 28, 2000, respectively. The effective tax rate of 40.0% in the second quarter of fiscal 2002 as compared to 44.7% in the second quarter of fiscal 2001 was due primarily to the impact of our adoption of SFAS No. 142 and its impact on non-deductible goodwill amortization. The higher effective tax rate, compared to the federal statutory rate of 35.0%, was primarily due to state income taxes.

Liquidity and Capital Resources

At October 27, 2001, we had working capital of $120.5 million. Our capitalization at October 27, 2001 was $461.0 million and consisted of total debt of $178.0 million and shareholders' equity of $283.0 million.

We have a five-year secured $350 million revolving credit facility with Bank of America, N.A. The credit facility had an initial $100 million term loan maturing quarterly and $250 million of availability under revolving loans. The credit facility matures on September 30, 2003. The amount outstanding as of October 27, 2001 under the credit facility was approximately $5.0 million and $22.8 million under the revolving and term loans, respectively. As of October 27, 2001, our effective interest rate on borrowings under our credit facility was 4.4%. Borrowings under the credit facility are usually significantly higher during the first two quarters of our fiscal year to meet the working capital needs of our peak selling season.

On July 30, 2001, we sold an aggregate principal amount of $130,000 of 6 percent convertible subordinated notes due August 1, 2008. The notes are convertible at any time prior to maturity into shares of School Specialty, Inc. common stock at a conversion price of $32.29 per share and accrue interest payable semi-annually. Net proceeds from the sale of these notes was approximately $125,740. On August 2, 2001, the purchasers of the notes exercised their over-allotment option in full and purchased an additional $19,500 aggregate principal amount of the notes, with net proceeds of approximately $18,915. We used the total net proceeds from the offering of approximately $144,655 to repay a portion of the debt outstanding under the credit facility.

Effective January 2, 2001, we entered into an interest rate swap agreement with the Bank of New York covering $50 million of outstanding debt. The one-year, non-cancelable swap agreement fixed the 30 day LIBOR interest rate at 6.07% per annum on a $50 million notional amount.

In November 2000, we entered into the receivable securitization, with a financial institution whereby we sell on a continuous basis an undivided interest in all of our eligible trade accounts receivable. Under the receivable securitization, we transfer without recourse all of our accounts receivable to a wholly-owned subsidiary. This subsidiary, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $50 million for the sale of such undivided interest. The facility expired in November 2001. However, it was amended to extend the expiration to November 19, 2002. At October 27, 2001, $50 million was advanced under the receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. The proceeds from the sale were used to reduce outstanding debt. Costs associated with the sale of receivables in fiscal 2002, primarily related to the discount and loss on sale, were $1.2 million and are included in other expenses in our consolidated statement of operations.

During the six months ended October 27, 2001, net cash provided by operating activities was $7.6 million. Net cash used in investing activities was $4.8 million, including $7.9 million for acquisitions and purchase price adjustments and $3.8 million for capital expenditures. These uses were partially offset by proceeds of $5.2 from the sale of available-for-sale securities and $1.5 million in proceeds from a business disposition. Net cash used in financing activities was $0.8 million. Net proceeds from our convertible debt offering of approximately $144.7 million were used to repay the debt outstanding on our credit facility.

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

Subsequent Event

On November 13, 2001, we entered into a purchase agreement with Franklin Covey Company to purchase the stock of Premier Agendas, Inc., a Washington corporation, and Premier School Agendas Ltd., Agenda Scolaire Premier Ltee., a Canadian corporation. The cash purchase price, which is subject to change, is estimated at $152.5 million. The proposed transaction is subject to regulatory approval and is expected to close before the end of December 2001.


Fluctuations in Quarterly Results of Operations

Our business is subject to seasonal influences. Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year primarily due to increased shipments to customers coinciding with the start of each school year.

Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in our costs for the products we sold, the mix of products sold and general economic conditions. Moreover, the operating margins of companies we acquire may differ substantially from our own, which could contribute to further fluctuation in our quarterly operating results. Therefore, results for any quarter are not indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year.

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

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

For information as to our Quantitative and Qualitative Disclosures about Market Risk, please see our Annual Report on Form 10-K for the fiscal year ending April 28, 2001. There have been no material changes in our quantitative or qualitative exposure to market risk since the end of fiscal 2001.

PART II - OTHER INFORMATION
---------------------------

ITEM 4.   Submission of Matters to a Vote of Security Holders

(a)      On August 28, 2001, we held our Annual Meeting of Shareholders.

(b)      Not applicable.

(c)      The Annual Meeting of Shareholders was held to:

         (1) Elect two directors to serve until the 2004 Annual Meeting of Shareholders as Class III directors;

         (2) Ratify the appointment of Arthur Andersen LLP as School Specialty's independent auditors for fiscal 2002.

     The results of these proposals, which were voted upon at the Annual Meeting, are as follows:

     (1) Election of Class III Directors
         -------------------------------

                                                 For             Withheld
                                                 ---             --------

         (1)  Daniel P. Spalding                 15,460,782      963,825

         (2)  Leo C. McKenna                     16,328,753       95,854

     (2) Ratification of Independent Auditors
         ------------------------------------

                                                 For              Against           Abstain
                                                 ---              -------           -------
         Arthur Andersen LLP                     16,367,024        51,640             5,943

(d)  Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

         See the Exhibit Index which is incorporated herein by reference.

(b) The Company filed one report on Form 8-K during the quarter covered by this report as follows:

         (1) Form 8-K dated July 31, 2001, filed on August 1, 2001 under Items 5 and 7. The Company announced its sale of an additional $19.5 million of convertible subordinated notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SCHOOL SPECIALTY, INC.
                              Registrant)



           12/10/2001         /s/ Daniel P. Spalding
           ----------         -------------------------------------------------
           Date               Daniel P. Spalding
                              Chairman of the Board, Chief Executive Officer
                              (Principal Executive Officer)



           12/10/2001         /s/ Mary M. Kabacinski
           ----------         -------------------------------------------------
           Date               Mary M. Kabacinski
                              Executive Vice President, Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

         Exhibit No.   Description
         -----------   -----------

            10.1 Amendment No. 3 to Receivables Purchase Agreement dated as of November 20, 2001

            12.1 Statement Regarding Computation of Ratio of Earnings to Fixed Charges