Form 10-Q
period 2002-01-26
SCHOOL SPECIALTY INC
filed 2002-02-21
CIK 1055454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2002.

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

                                 Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
              Class                                      February 15, 2002
              -----                                      -----------------
   Common Stock, $0.001 par value                            18,017,365

                             SCHOOL SPECIALTY, INC.

                               INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2002

PART I - FINANCIAL INFORMATION
------------------------------
                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets at January 26, 2002
               (Unaudited), April 28, 2001 and January 27, 2001 (Unaudited) ............................   1

          Unaudited Consolidated Statements of Operations for the Three and Nine Months
               Ended January 26, 2002 and January 27, 2001 .............................................   2

          Unaudited Consolidated Statements of Cash Flows for the Nine
               Months Ended January 26, 2002 and January 27, 2001 ......................................   3

          Notes to Unaudited Consolidated Financial Statements .........................................   5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ..........................................................  14

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK ..................................................................................  18

PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .............................................................  19

                                     -Index-

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements

                             SCHOOL SPECIALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                    January 26,        April 28,       January 27,
                                                                                       2002              2001             2001
                                                                                       ----              ----             ----
                                                                                    (unaudited)                        (unaudited)
     ASSETS
     ------
Current assets:
   Cash and cash equivalents ..................................................      $   5,315         $   5,688        $   5,817
   Accounts receivable, less allowance for doubtful accounts of
     $3,838, $3,523, and $3,843, respectively .................................         45,174            40,358           54,086
   Inventories ................................................................         72,131           102,192           69,925
   Prepaid expenses and other current assets ..................................         29,095            35,053           42,987
   Deferred taxes .............................................................          8,259             7,873            6,964
                                                                                     ---------         ---------        ---------
     Total current assets .....................................................        159,974           191,164          179,779
Property, plant and equipment, net ............................................         49,185            43,522           44,755
Goodwill, net .................................................................        389,286           249,781          249,484
Intangible assets, net ........................................................         35,384             5,090           12,549
Deferred taxes ................................................................              -                 -            1,861
Other .........................................................................         11,358            16,735            6,772
                                                                                     ---------         ---------        ---------
     Total assets .............................................................      $ 645,187         $ 506,292        $ 495,200
                                                                                     =========         =========        =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
   Current maturities - long-term debt ........................................      $   4,412         $  21,615        $  14,823
   Accounts payable ...........................................................         27,823            57,896           39,105
   Accrued compensation .......................................................         13,032             7,989            3,326
   Other accrued liabilities ..................................................         21,463            15,633           17,823
   Accrued income taxes .......................................................          8,115                 -            7,214
   Accrued restructuring ......................................................            962             2,513                -
                                                                                     ---------         ---------        ---------
     Total current liabilities ................................................         75,807           105,646           82,291
Long-term debt ................................................................        278,221           158,168          167,102
Deferred taxes ................................................................         16,282             3,018                -
                                                                                     ---------         ---------        ---------
     Total liabilities ........................................................        370,310           266,832          249,393
Shareholders' equity:
   Preferred stock, $0.001 par value per share, 1,000,000 shares
     authorized; none outstanding .............................................              -                 -                -
   Common stock, $0.001 par value per share, 150,000,000 shares authorized and 18,004,156, 17,587,008 and 17,541,909
     shares issued and outstanding, respectively ..............................             18                18               17
   Capital paid-in excess of par value ........................................        207,202           198,119          197,303
   Accumulated other comprehensive (loss) income ..............................           (759)              190                -
   Retained earnings ..........................................................         68,416            41,133           48,487
                                                                                     ---------         ---------        ---------
     Total shareholders' equity ...............................................        274,877           239,460          245,807
                                                                                     ---------         ---------        ---------
     Total liabilities and shareholders' equity ...............................      $ 645,187         $ 506,292        $ 495,200
                                                                                     =========         =========        =========

See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                            For the Three                    For the Nine
                                                                             Months Ended                    Months Ended
                                                                     --------------------------      --------------------------
                                                                     January 26,     January 27,     January 26,     January 27,
                                                                         2002           2001            2002            2001
                                                                         ----           ----            ----            ----
Revenues ..........................................................   $ 104,005       $ 104,658       $ 633,823       $ 562,264
Cost of revenues ..................................................      64,259          66,624         393,949         359,648
                                                                      ---------       ---------       ---------       ---------
   Gross profit ...................................................      39,746          38,034         239,874         202,616
Selling, general and administrative expenses ......................      48,199          42,245         179,750         154,938
                                                                      ---------       ---------       ---------       ---------
   Operating income (loss) ........................................      (8,453)         (4,211)         60,124          47,678
Other (income) expense:
   Interest expense ...............................................       3,769           4,214          11,730          12,510
   Interest income ................................................         (11)            (33)            (42)            (97)
   Other ..........................................................       1,997           1,398           2,961           1,101
                                                                      ---------       ---------       ---------       ---------
Income (loss) before provision for (benefit
   from) income taxes .............................................     (14,208)         (9,790)         45,475          34,164
Provision for (benefit from) income taxes .........................      (5,683)         (4,988)         18,192          14,671
                                                                      ---------       ---------       ---------       ---------
Net income (loss) .................................................   $  (8,525)      $  (4,802)      $  27,283       $  19,493
                                                                      =========       =========       =========       =========

Weighted average shares outstanding:
   Basic ..........................................................      17,998          17,473          17,882          17,467
   Diluted ........................................................      17,998          17,473          21,683          17,672
Net income (loss) per share:
   Basic ..........................................................   $   (0.47)      $   (0.27)      $    1.53       $    1.12
   Diluted ........................................................   $   (0.47)      $   (0.27)      $    1.39       $    1.10

See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                                             For the Nine
                                                                                                             Months Ended
                                                                                                    ------------------------------
                                                                                                     January 26,      January 27,
                                                                                                        2002             2001
                                                                                                        ----             ----
Cash flows from operating activities:
   Net income ..................................................................................      $  27,283        $  19,493
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization expense .....................................................          7,242           10,862
     Amortization of debt fees and other .......................................................          1,806              455
     Loss (gain) on disposal of property and equipment .........................................            948             (184)
     Gain on sale of available-for-sale securities .............................................           (287)               -
     Loss on business disposition ..............................................................            130              717
     Loss on write-off of investment ...........................................................          1,657                -
   Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations accounted for under the purchase method):
     Accounts receivable .......................................................................          1,252           (2,054)
     Inventories ...............................................................................         31,057           23,794
     Prepaid expenses and other current assets .................................................          6,619          (11,667)
     Accounts payable ..........................................................................        (31,296)         (10,655)
     Accrued liabilities .......................................................................         16,832            3,321
                                                                                                      ---------        ---------
       Net cash provided by operating activities ...............................................         63,243           34,082
                                                                                                      ---------        ---------
Cash flows from investing activities:
   Cash paid in acquisitions, net of cash acquired .............................................       (160,203)        (113,832)
   Proceeds from business disposition ..........................................................          1,500            3,538
   Additions to property and equipment .........................................................         (7,261)          (9,925)
   Proceeds from sale of property and equipment ................................................            185           20,275
   Proceeds from sale of available-for-sale securities .........................................          5,238                -
   Other .......................................................................................              -           (1,575)
                                                                                                      ---------        ---------
       Net cash used in investing activities ...................................................       (160,541)        (101,519)
                                                                                                      ---------        ---------
Cash flows from financing activities:
   Proceeds from bank borrowings ...............................................................        228,500          159,200
   Repayment of debt and capital leases ........................................................       (281,987)        (141,238)
   Proceeds from convertible debt offering .....................................................        149,500                -
   Proceeds from sale of accounts receivable ...................................................              -           50,000
   Payment of debt fees ........................................................................         (5,403)               -
   Proceeds from repayment of long-term note receivable ........................................          1,115                -
   Proceeds from exercise of stock options .....................................................          5,200            1,355
   Repurchase of common stock ..................................................................              -             (214)
                                                                                                      ---------        ---------
       Net cash provided by financing activities ...............................................         96,925           69,103
                                                                                                      ---------        ---------
Net (decrease) increase in cash and cash equivalents ...........................................           (373)           1,666
Cash and cash equivalents, beginning of period .................................................          5,688            4,151
                                                                                                      ---------        ---------
Cash and cash equivalents, end of period .......................................................      $   5,315        $   5,817
                                                                                                      =========        =========

Non-cash investing activities:
   Common stock issued for net assets acquired in business combination .........................      $   2,700        $       -
Non-cash financing activities:
   Note issued as partial consideration for net assets acquired in business combination ........      $   4,012        $       -

See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (In Thousands)

The Company entered into certain business combinations accounted for under the purchase method in the nine months ended January 26, 2002, and January 27, 2001. The transactions that occurred in the nine months ending January 26, 2002 were paid for using cash, cash and common stock, or cash and a note, and the transactions that occurred during the nine months ended January 27, 2001 were paid for using cash. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                           For the Nine
                                                           Months Ended
                                                    ---------------------------
                                                    January 26,     January 27,
                                                       2002            2001
                                                       ----            ----
Accounts receivable ............................     $   6,435      $  27,365
Inventories ....................................         3,674          7,480
Prepaid expenses and other current assets ......         1,472          5,142
Property, plant and equipment ..................         7,202          4,922
Goodwill .......................................       133,530         75,365
Intangible assets ..............................        33,276          2,750
Other assets ...................................            49             10
Short-term debt and capital lease obligations ..        (2,483)        (1,852)
Accounts payable ...............................          (624)        (2,800)
Accrued liabilities ............................        (5,573)        (4,754)
Long-term debt and capital lease obligations ...          (342)          (566)
Deferred taxes .................................       (13,264)             -
                                                     ---------      ---------
   Net assets acquired .........................     $ 163,352      $ 113,062
                                                     =========      =========
Acquisitions were funded as follows:
Cash paid, net of cash acquired ................     $ 156,640      $ 113,062
Note payable to selling shareholders ...........         4,012              -
Common stock ...................................         2,700              -
                                                     ---------      ---------
    Total ......................................     $ 163,352      $ 113,062
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

Certain amounts previously reported have been reclassified to conform to the current year presentation.

NOTE 2--SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders' equity during the nine months ended January 26, 2002, were as follows:

          Shareholders' equity balance at April 28, 2001 .......................   $239,460
          Net income ...........................................................     27,283
          Issuance of common stock for business combination ....................      2,700
          Issuance of common stock in conjunction with
            stock option exercises .............................................      5,200
          Tax benefit from issuance of common stock in conjunction
            with stock option exercises ........................................      1,183
          Unrealized loss on available-for-sale securities,
            net of tax .........................................................       (951)
          Cumulative translation adjustment ....................................          2
                                                                                   --------
          Shareholders' equity balance at January 26, 2002 .....................   $274,877
                                                                                   ========

            [The remainder of this page is intentionally left blank.]

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

Comprehensive income (loss) for the periods presented in the consolidated statements of operations were as follows:

                                                                                    For the Three            For the Nine
                                                                                    Months Ended             Months Ended
                                                                           -------------------------- --------------------------
                                                                           January 26,  January 27,   January 26,    January 27,
                                                                              2002         2001           2002          2001
                                                                              ----         ----           ----          ----

Net income (loss) ........................................................ $   (8,525)   $   (4,802)   $   27,283     $   19,493
Other comprehensive income (loss):
  Unrealized gain (loss) on available-for-sale securities:
     Unrealized holding gain (loss) arising during period,
       net of tax ........................................................         38             -          (779)             -
     Less: Reclassification adjustment for gains
       included in net income, net of tax ................................          -             -           172              -
                                                                           ----------    ----------    ----------     ----------
  Net unrealized gain (loss) on available-for-sale securities
     recognized in other comprehensive income (loss) .....................         38             -          (951)             -

  Unrealized gain (loss) on derivative financial instrument:
     Unrealized holding gain (loss) arising during period,
       net of tax ........................................................         69             -          (559)             -
     Less: Reclassification adjustment for losses
       included in net income (loss), net of tax .........................       (210)            -          (559)             -
                                                                           ----------    ----------    ----------      ---------
  Net unrealized gain on derivative financial
     instruments recognized in other comprehensive
     income (loss) .......................................................        279             -             -              -
  Cumulative translation adjustment ......................................          2           234             2             30
                                                                           ----------     ---------    ----------     ----------
Total comprehensive income (loss) ........................................ $   (8,206)    $  (4,568)   $   26,334     $   19,523
                                                                           ==========     =========    ==========     ==========

            [The remainder of this page is intentionally left blank.]

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

NOTE 3--EARNINGS PER SHARE

The following information presents the Company's computations of basic earnings
(loss) per share ("basic EPS") and diluted earnings (loss) per share ("diluted EPS") for the periods presented in the consolidated statements of operations:

                                                                 Income (Loss)        Shares        Per Share
                                                                  (Numerator)      (Denominator)     Amount
                                                                   ---------        -----------      ------
     Three months ended January 26, 2002:
     Basic and diluted EPS ..................................      $ (8,525)          17,998         $(0.47)
                                                                   ========           ======         ======

     Three months ended January 27, 2001:
     Basic and diluted EPS ..................................      $ (4,802)          17,473         $(0.27)
                                                                   ========           ======         ======

     Nine months ended January 26, 2002:
     Basic EPS ..............................................      $ 27,283           17,882         $ 1.53
                                                                                                     ======
     Effect of dilutive employee stock options ..............             -              714
     Effect of convertible debt .............................         2,903            3,087
                                                                   --------           ------
     Diluted EPS ............................................      $ 30,186           21,683         $ 1.39
                                                                   ========           ======         ======

     Nine months ended January 27, 2001:
     Basic EPS ..............................................      $ 19,493           17,467         $ 1.12
                                                                                                     ======
     Effect of dilutive employee stock options ..............             -              205
                                                                   --------           ------
     Diluted EPS ............................................      $ 19,493           17,672         $ 1.10
                                                                   ========           ======         ======

The Company had additional employee stock options outstanding during the nine months ended January 26, 2002 and January 27, 2001, of 111 and 283, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 4--GOODWILL AND OTHER INTANGIBLE ASSETS

Effective at the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, which resulted in goodwill no longer being subject to amortization, but rather an annual impairment test. The following information presents what reported net income (loss), basic EPS and diluted EPS would have been had SFAS No. 142 been adopted at the beginning of fiscal 2001:

           [The remainder of this page is intentionally left blank.]

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                         For the Three                 For the Nine
                                                         Months Ended                  Months Ended
                                                   -------------------------     -------------------------
                                                   January 26,   January 27,     January 26,   January 27,
                                                      2002          2001            2002          2001
                                                      ----          ----            ----          ----
       Reported net income (loss) ..............    $ (8,525)     $ (4,802)       $ 27,283      $ 19,493
          Add back: Goodwill amortization ......           -         1,326               -         3,685
                                                    --------      --------        --------      --------
       Adjusted net income (loss) ..............    $ (8,525)     $ (3,476)       $ 27,283      $ 23,178
                                                    ========      ========        ========      ========

       Basic EPS:
          Reported basic EPS ...................    $  (0.47)     $  (0.27)       $   1.53      $   1.12
          Goodwill amortization ................           -          0.07               -          0.21
                                                    --------      --------        --------      --------
       Adjusted basic EPS ......................    $  (0.47)     $  (0.20)       $   1.53      $   1.33
                                                    ========      ========        ========      ========

       Diluted EPS:
          Reported diluted EPS .................    $  (0.47)     $  (0.27)       $   1.39      $   1.10
          Goodwill amortization ................           -          0.07               -          0.21
                                                    --------      --------        --------      --------
       Adjusted diluted EPS ....................    $  (0.47)     $  (0.20)       $   1.39      $   1.31
                                                    ========      ========        ========      ========

The following table presents details of the Company's intangible assets:

                                                                         Accumulated      Net Book
       January 26, 2002                                   Gross Value    Amortization       Value
       ----------------                                   -----------    ------------       -----
       Amortizable intangible assets:
          Customer relationships .....................    $   16,000     $      (89)     $   15,911
          Non-compete agreements .....................         2,819           (645)          2,174
          Order backlog ..............................           612             (6)            606
          Other ......................................         1,038           (422)            616
                                                          ----------     ----------      ----------
            Total amortizable intangible assets ......        20,469         (1,162)         19,307
       Non-amortizable intangible assets:
          Perpetual license agreement ................        15,700              -          15,700
          Other ......................................           377              -             377
                                                          ----------     ----------      ----------
            Total non-amortizable intangible assets ..        16,077              -          16,077
                                                          ----------     ----------      ----------
              Total intangible assets ................    $   36,546     $   (1,162)     $   35,384
                                                          ==========     ==========      ==========

                                                                         Accumulated      Net Book
       April 28, 2001                                     Gross Value    Amortization       Value
       --------------                                     -----------    ------------       -----
       Amortizable intangible assets:
          Non-compete agreements .....................    $    2,851     $     (327)     $    2,524
          Other ......................................         4,362         (1,796)          2,566
                                                          ----------     ----------      ----------
            Total intangible assets ..................    $    7,213     $    2,123      $    5,090
                                                          ==========     ==========      ==========

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                               Accumulated       Net Book
      January 27, 2001                         Gross Value     Amortization        Value
      ----------------                         -----------     ------------        -----
      Amortizable intangible assets:
         Technology ........................   $    4,347      $   (1,142)       $  3,205
         Non-compete agreements ............        2,853            (185)          2,668
         Product development ...............        2,842            (858)          1,984
         Trademarks ........................        2,495            (335)          2,160
         Other .............................        4,238          (1,706)          2,532
                                               ----------      ----------        --------
           Total intangible assets .........   $   16,775      $   (4,226)       $ 12,549
                                               ==========      ==========        ========

Intangible amortization expense included in operating income (loss) was as follows:

                                                January 26,    January 27,
                                                   2002           2001
                                                   ----           ----
                For the three months ended ..   $    275       $    512
                For the nine months ended ...        605          1,331

Estimated intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2002 is estimated to be:

                Fiscal 2002 (three months remaining) ....     $   460
                Fiscal 2003 .............................       2,351
                Fiscal 2004 .............................       1,714
                Fiscal 2005 .............................       1,669
                Fiscal 2006 .............................       1,439
                Fiscal 2007 .............................       1,118

The following information presents changes to net goodwill during the period beginning January 28, 2001 through January 26, 2002.

                  Balance at                                        Balance at                            Balance at
                    January    Business                                April                               January
     Segment        27, 2001  Disposition Amortization  Adjustments  28, 2001     Acquired    Adjustments  26, 2002
     -------        --------  ----------- ------------  -----------  --------     --------    -----------  --------
Traditional ...    $154,673   $      -    $ (1,025)     $    (75)    $153,573    $       -    $    5,595   $159,168
Specialty .....      94,811       (963)       (635)        2,995       96,208      133,530           380    230,118
                   --------   --------    --------      --------     --------    ---------    ----------   --------
  Total .......    $249,484   $   (963)   $ (1,660)     $  2,920     $249,781    $ 133,350    $    5,975   $389,286
                   ========   ========    ========      ========     ========    =========    ==========   ========

During the fourth quarter of fiscal 2001, the Company sold the SmartStuff division, for a net gain of approximately $500, which included the disposition of net goodwill of $963. The adjustments during the fourth quarter of fiscal 2001 in the Specialty segment primarily represent the accrual for additional purchase price consideration of $3,000 related to the acquisition of Global Video, LLC. The adjustments during the nine months ended January 26, 2002 in the Traditional segment represent the reclassification to goodwill of the net book value of $2,381 for certain previously recorded intangible assets. The reclassification was made upon adoption of SFAS No. 142. The balance of the adjustments represent purchase price adjustments and adjustments related to finalization of integration plans associated with the acquisition of JL Hammett. The Specialty segment adjustments during the nine months ended January 26, 2002 represent additional purchase price consideration paid to the former owners of Global Video and final purchase accounting adjustment of $380.

NOTE 5--BUSINESS COMBINATIONS

On December 21, 2001, the Company acquired all of the issued and outstanding shares of capital stock of Premier Agendas, Inc. and Premier School Agendas Ltd., Agenda Scolaire Premier Ltee (together "Premier Agendas"). Premier Agendas, headquartered in Bellingham, Washington, is the largest provider of academic agendas in the United States and Canada. The Company expects the acquisition to create synergies with existing student agenda brands Time Tracker and Hammond & Stephens. The aggregate purchase price, net of cash acquired, of $155,931, includes a $4,012 six-month note payable to the former owners of Premier Agendas that bears interest at two percent over LIBOR. The balance of the purchase price was cash and was funded primarily through borrowings under the existing credit facility. The results of this acquisition have been included in the consolidated financial statements and are part of the Specialty segment results since the date of acquisition. The Company is in the process of evaluating synergies and restructuring that may result from the acquisition and expects purchase price adjustments in subsequent quarters related to costs associated with those activities.

The Company acquired the following intangible assets as part of the Premier Agendas acquisition:

                                                     Allocated      Amortization
                     Acquired Intangibles              Value            Life
                     --------------------              -----            ----
             Amortizable intangibles:
                Customer relationships ..........     $16,000        15 years
                Order backlog ...................         600         1 year
                Non-compete agreements ..........          77         2 years
                                                      -------
                  Total .........................      16,777               -
             Non amortizable intangibles:
                Perpetual license agreement .....      15,700               -
                                                      -------
                  Total acquired intangibles ....     $32,377               -
                                                      =======

The above valuations are based on a preliminary third-party valuation, which is expected to be finalized during fiscal 2002's fourth quarter. In addition to the above intangible assets, the Company preliminarily recorded approximately $127,400 in goodwill related to the Premier Agendas acquisition, which will not be deductible for income tax purposes.

Also, during fiscal 2002, the Company acquired two other businesses, accounted for under the purchase method of accounting, for a total purchase price, net of cash acquired, of $7,421. The following transactions were paid for with cash and 120 shares of School Specialty, Inc. common stock:

          . October 2001 - Premier Science, a start-up science curriculum company which will be operated from the Mansfield, Ohio facility.
          . May 2001 - Envision, Inc., based in Grand Junction, Colorado, a designer, producer and marketer of student agenda books.

The results of these acquisitions have been included in the consolidated financial statements and are part of the Specialty segment results since the date of acquisition. The acquisitions resulted in goodwill of approximately $6,200, which was assigned to the Specialty segment and is fully deductible for tax purposes. No significant purchase price adjustments are anticipated with respect to either of the above acquisitions.

In the first nine months of fiscal 2001, the Company made two acquisitions accounted for under the purchase method for an aggregate purchase price, net of cash acquired, of $116,625, including $2,750 paid for non-compete agreements. The above purchase price includes subsequent cash payments related to final purchase price adjustments of $3,210 and $353, which were made during the first and third quarters of fiscal 2002, respectively. The business acquired were:

         . November 2000 - certain assets of the K-12 wholesale business of the J.L. Hammett Company, a marketer of supplemental educational supplies, with operations in Lyons, New York and Southaven, Mississippi. Results included in the Traditional segment since the date of acquisition.
         . June 2000 - acquired 100% of Global Video, LLC, a designer, producer and marketer of educational videos, based in Tempe, Arizona. Results included in the Specialty segment since the date of acquisition.

During the first quarter of fiscal 2002, the Company recorded a liability and corresponding increase to goodwill of approximately $2,300 for estimated costs to consolidate acquired Global Video operations into existing operations. During the third quarter of fiscal 2002, the plan of consolidation was substantially modified and $2,150 of the liability was reversed with the related goodwill reduced accordingly. Goodwill resulting from the above two transactions was approximately $78,040, of which, $49,440 has been allocated to the Traditional segment and $28,600 to the Specialty segment.

The following information presents the unaudited pro forma results of operations of the Company for the three and nine months ended January 26, 2002 and January 27, 2001, and includes the Company's consolidated results of operations and the results of the companies acquired during fiscal 2002 and fiscal 2001 as if all such purchase acquisitions had been made at the beginning of fiscal 2001. The results presented below include certain pro forma adjustments to reflect the amortization of goodwill (if the transaction occurred during fiscal 2001) and intangible assets, adjustments to interest expense, and the inclusion of an income tax provision on all earnings:

                                                Three Months Ended                 Nine Months Ended
                                           ----------------------------       ----------------------------
                                           January 26,      January 27,       January 26,      January 27,
                                              2002             2001             2002              2001
                                              ----             ----             ----              ----
Revenues ........................          $105,282         $110,814          $717,696         $732,290
Net income (loss) ...............           (11,831)         (10,286)           38,018           29,017

Net income (loss) per share:
   Basic ........................          $  (0.66)        $  (0.58)         $   2.13         $   1.65
   Diluted ......................          $  (0.66)        $  (0.58)         $   1.89         $   1.63

The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 2001 or the results that may occur in the future.

NOTE 6--SEGMENT INFORMATION

The Company's business activities are organized around two principal business segments, Traditional and Specialty and operate principally in the United States, with limited Specialty segment operations in Canada. Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. While the segments serve a similar customer base, notable differences exist in products, gross margin and revenue growth rate. Products supplied within the Traditional segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Products supplied within the Specialty segment target specific educational disciplines, such as art, industrial arts, physical education, sciences, early childhood and student academic planners.

Effective with the beginning of fiscal 2002, the Company discontinued separately reporting the Internet segment, as the management of this business has changed such that this business is operated as a sales channel. Amounts previously reported for the Internet segment have been restated to conform with fiscal 2002's presentation. The following table presents segment information:

                                                      Three Months Ended              Nine Months Ended
                                                  -------------------------       -------------------------
                                                  January 26,   January 27,       January 26,   January 27,
                                                     2002          2001              2002          2001
                                                     ----          ----              ----          ----
Revenues:
   Traditional ...............................    $   62,318    $   61,695        $ 407,237     $ 341,541
   Specialty .................................        41,687        42,963          226,586       220,723
                                                  ----------    ----------        ---------     ---------
     Total ...................................    $  104,005    $  104,658        $ 633,823     $ 562,264
                                                  ==========    ==========        =========     =========
Operating income (loss) and income (loss)
before income taxes:
   Traditional ...............................    $    1,996    $       93        $  48,560     $  33,918
   Specialty .................................        (6,152)         (946)          24,924        23,435
                                                  ----------    ----------        ---------     ---------
     Total ...................................        (4,156)         (853)          73,484        57,353
   General corporate expense .................         4,297         3,358           13,360         9,675
   Interest expense and other ................         5,755         5,579           14,649        13,514
                                                  ----------    ----------        ---------     ---------
   Income (loss) before income taxes .........    $  (14,208)   $   (9,790)       $  45,475     $  34,164
                                                  ==========    ==========        =========     =========
Identifiable assets (at quarter end):
   Traditional ...............................    $  217,836    $  223,482        $ 217,836     $ 223,482
   Specialty .................................       334,103       169,130          334,103       169,130
                                                  ----------    ----------        ---------     ---------
     Total ...................................       551,939       392,612          551,939       392,612
   Corporate .................................        93,248       102,588           93,248       102,588
                                                  ----------    ----------        ---------     ---------
     Total ...................................    $  645,187    $  495,200        $ 645,187     $ 495,200
                                                  ==========    ==========        =========      ========
Depreciation and amortization:
   Traditional ...............................    $      873    $    1,716        $   2,412     $   4,376
   Specialty .................................           915         1,789            2,423         5,258
                                                  ----------    ----------        ---------     ---------
     Total ...................................         1,788         3,505            4,835         9,634
   Corporate .................................           841           497            2,407         1,228
                                                  ----------    ----------        ---------     ---------
     Total ...................................    $    2,629    $    4,002        $   7,242     $  10,862
                                                  ==========    ==========        =========     =========
Expenditures for property and equipment:
   Traditional ...............................    $      239    $    1,006        $   1,505     $   1,957
   Specialty .................................           358           930            1,390         3,751
                                                  ----------    ----------        ---------     ---------
     Total ...................................           597         1,936            2,895         5,708
   Corporate .................................         2,859         1,095            4,366         4,217
                                                  ----------    ----------        ---------     ---------
     Total ...................................    $    3,456    $    3,031        $   7,261     $   9,925
                                                  ==========    ==========        =========     =========

NOTE 7-- RESTRUCTURING COSTS

During the fourth quarter of fiscal 2001, the Company recorded a restructuring charge of $4,500 to close redundant facilities and for related severance costs, which is discussed in the fiscal 2001 Form 10-K. During fiscal 2001, the Company terminated 76 employees under this plan, and no additional employees will be terminated under this plan.

During the second quarter of fiscal 1999, the Company recorded a $4,200 restructuring charge, which is discussed in the fiscal 2000 and fiscal 2001 Form 10-K. This charge was for the Company's plan to consolidate existing warehousing, customer service and sales operations. Under this restructuring plan, which was completed during the first quarter of fiscal 2001, the Company terminated approximately 240 employees.

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

Selected information related to the restructuring reserve is as follows:

                                                                            Facility
                                                        Severance and     Closure and
                                                        Terminations     Consolidation     Other Costs        Total
                                                        ------------     -------------     -----------        -----
April 29, 2000 liability balance                         $     40          $     17         $      8         $    65
   First quarter, fiscal 2001
     Utilizations .......................                     (40)              (17)              (8)            (65)
   Second quarter, fiscal 2001
     Utilizations .......................                       -                 -                -               -
   Third quarter, fiscal 2001
     Utilizations .......................                       -                 -                -               -
   Fourth quarter, fiscal 2001
     Additions ..........................                   1,544             2,391              565           4,500
     Utilizations .......................                    (744)             (697)            (546)         (1,987)
                                                         --------          --------         --------         -------
April 28, 2001 liability balance                              800             1,694               19           2,513
   First quarter, fiscal 2002
     Utilizations .......................                    (337)             (291)             (19)           (647)
   Second quarter, fiscal 2002
     Utilizations .......................                    (140)             (198)               -            (338)
   Third quarter, fiscal 2002
     Utilizations .......................                    (227)             (339)               -            (566)
                                                         --------          --------         --------         -------
January 26, 2002 liability balance ......                $     96          $    866         $      -         $   962
                                                         ========          ========         ========         =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The following table sets forth various items as a percentage of revenues on a historical basis.

                                                               Three Months Ended                 Nine Months Ended
                                                          -----------------------------     -----------------------------
                                                          January 26,       January 27,     January 26,       January 27,
                                                             2002              2001            2002              2001
                                                             ----              ----            ----              ----
Revenues ..............................................     100.0%            100.0%           100.0%            100.0%
Cost of revenues ......................................      61.8              63.7             62.2              64.0
                                                           ------            ------           ------            ------
   Gross profit .......................................      38.2              36.3             37.8              36.0
Selling, general and administrative expenses ..........      46.3              40.3             28.4              27.5
                                                           ------            ------           ------            ------
   Operating income (loss) ............................      (8.1)             (4.0)             9.5               8.5
Interest expense, net .................................       3.6               4.0              1.8               2.2
Other .................................................       2.0               1.4              0.5               0.2
                                                           ------            ------           ------            ------
Income (loss) before provision for (benefit from)
   income taxes .......................................     (13.7)             (9.4)             7.2               6.1
Provision for (benefit from) income taxes .............      (5.5)             (4.8)             2.9               2.6
                                                           ------            ------           ------            ------
Net income (loss) .....................................      (8.2)%            (4.6)%            4.3%              3.5%
                                                           ======            ======           ======            ======

Three Months Ended January 26, 2002 Compared to Three Months Ended January 27, 2001

Revenues
--------

Revenues were essentially flat for the three months ended January 26, 2002 and January 27, 2001 at $104.0 million and $104.7 million, respectively. Change in revenues was primarily due to the disposition of three Specialty businesses since January 2001, offset by internal growth in the Specialty segment and revenue related to Specialty and Traditional acquisitions since the beginning of fiscal 2001.

Gross Profit
------------

Gross profit was $39.7 million or 38.2% of revenues for the three months ended January 26, 2002, an increase of $1.7 million, or 4.5% over the three months ended January 27, 2001, of $38.0 million or 36.3% of revenues. Increase in gross profit was primarily due to gross margin expansion. Increase in gross margin was due primarily to an improvement in Traditional segment gross margin of 300 basis points. This improvement was due to synergies created in virtually all Traditional segment product lines from our November 2000 acquisition of J.L. Hammett's K-12 wholesale division ("Hammett"). Specialty segment gross margin improved by 60 basis points primarily driven by product mix. Consolidated gross margin was also impacted by an increase in revenue mix from the Traditional segment, which typically has lower gross margins than the Specialty segment.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses ("SG&A") include selling expenses (the most significant component of which is sales wages and commissions), operations expenses (which includes customer service, warehouse and warehouse shipment transportation costs), catalog costs, general administrative overhead (which includes information systems, accounting, legal, and human resources) and depreciation and amortization expense.

SG&A increased 14.1% from $42.2 million or 40.4% of revenues for the three months ended January 27, 2001, to $48.2 million or 46.3% of revenues for the three months ended January 26, 2002. Increase in SG&A and SG&A as a percent of revenues was primarily due to 1) costs associated with closing our distribution center in Birmingham, Alabama and moving those operations to Southaven, Mississippi, 2) inclusion of operating costs of Premier Agendas since the date of acquisition, a highly seasonal business acquired during a seasonally low period and 3) costs associated with integrating the Hammond & Stephens sales force into acquired Premier Agendas operations. All of the above costs are reflected in the Specialty segment results. Increase in SG&A in the Traditional segment was primarily due to the inclusion of a full quarter of operating costs for acquired Hammett operations and an increase in selling expenses due to gross margin expansion. These increases in SG&A were partially offset by reduced amortization due to our adoption of SFAS No. 142 at the beginning of fiscal 2002.

Interest Expense
----------------

Net interest expense decreased $0.4 million from $4.2 million or 4.0% of revenues for the three months ended January 27, 2001 to $3.8 million or 3.6% of revenues for the three months ended January 26, 2002. The decrease in net interest expense was primarily due to a reduction in our effective borrowing rate partially offset by an increase in debt outstanding.

Other Expense
-------------

Other expense increased $0.6 million to $2.0 million in fiscal 2002's third quarter from $1.4 million in fiscal 2001's third quarter. Other expense in fiscal 2002's third quarter primarily represented the discount and loss on the accounts receivable securitization of $0.4 million and $1.7 million related to the write-off of a long-term investment. Fiscal 2001's third quarter other expense primarily consisted of a loss on the disposition of Gresswell, our U.K subsidiary, of $0.7 million and the discount and loss on the securitization of $0.7 million.

Benefit from Income Taxes
-------------------------

Benefit from income taxes for the three months ended January 26, 2002 increased 13.9% or $0.7 million over the three months ended January 27, 2001, reflecting income tax rates of 40.0% and 50.9% for the three months ended January 26, 2002 and January 27, 2001, respectively. The effective tax rate of 40.0% in the third quarter of fiscal 2002 as compared to 50.9% in the third quarter of fiscal 2001 was primarily due to the impact of our adoption of SFAS No. 142 and its related impact on non-deductible goodwill amortization and the impact of the disposition of Gresswell on fiscal 2001's third quarter effective tax rate. The higher effective tax rate, compared to the federal statutory rate of 35.0%, was primarily due to state income taxes.

Nine Months Ended January 26, 2002 Compared to the Nine Months Ended January 27, 2001

Revenues
--------

Revenues increased 12.7% from $562.3 million for the nine months ended January 27, 2001, to $633.8 million for the nine months ended January 26, 2002. Increase in revenues was primarily driven by the inclusion of revenues from the businesses acquired since the beginning of fiscal 2001 and internal growth in Specialty segment revenues. These increases were offset by the exclusion of revenues in the Specialty segment for the three businesses disposed of since January 2001.

Gross Profit
------------

Gross profit increased 18.4% from $202.6 million or 36.0% of revenues for the nine months ended January 27, 2001 to $239.9 million or 37.8% of revenues for the nine months ended January 26, 2002. Increase in gross profit was primarily due to an increase in revenues and gross margin expansion. Increase in gross margin was primarily due to 1) gross margin expansion of 260 basis points in the Traditional segment, driven by synergies realized with the Hammett acquisition and 2) gross margin expansion of 170 basis points in the Specialty segment, driven by pricing enhancements and an increase in revenue mix from higher margin businesses. Consolidated gross margin expanded by 180 basis points impacted by an increase in Traditional segment revenue mix from 60.7% of total revenues in fiscal 2001 to 64.3% (or $65.7 million of revenues) in fiscal 2002. Traditional segment gross margin is typically lower than Specialty segment gross margin.

Selling, General and Administrative Expenses
--------------------------------------------

SG&A increased 16.0% from $154.9 million or 27.6% of revenues for the nine months ended January 27, 2001, to $179.8 million or 37.8% of revenues for the nine months ended January 26, 2002. Increase in SG&A was primarily due to an increase in variable costs related to increased revenues and an increase in fixed operating costs, primarily due to redundancies created with the Hammett acquisition and costs to consolidate existing operations into acquired businesses. These increases are offset by our early adoption at the beginning of fiscal 2002 of SFAS No. 142, which resulted in the discontinuance of amortization of goodwill. The increase in SG&A as a percentage of revenues was primarily due to 1) costs associated with closing our distribution center in Birmingham, Alabama, 2) operating costs of Premier Agendas, a highly seasonal business acquired during a seasonally low period, 3) increase in commission expense in the Traditional segment, due to expanded gross margins, 4) increased facility and warehouse expenses in the Traditional segment, driven by redundancies created with the Hammett acquisition and an increase in leased versus owned facilities, 5) costs associated with integrating our Hammond & Stephens sales force with the Premier Agendas sales force and 6) increased catalog costs in the Specialty segment due primarily to the inclusion of expense for the full nine months ended January 26, 2002 of Global Video, which has higher catalog costs as a percentage of revenues than our other specialty businesses. The increases were offset by a reduction in amortization expense, due to our adoption of SFAS No. 142 at the beginning of fiscal 2002.

Interest Expense
----------------

Net interest expense decreased $0.7 million from $12.4 million or 2.2% of revenues for the nine months ended January 27, 2001 to $11.7 million or 1.8% of revenues for the nine months ended January 26, 2002. The decrease in interest expense was primarily attributed to a reduction in our effective borrowing rate partially offset by an increase in our outstanding debt.

Other Expense
-------------

Other expense increased $1.9 million from $1.1 million for the nine months ended January 27, 2001 to $3.0 million for the nine months ended January 26, 2002. Other expenses for the nine months ended January 26, 2002 primarily consisted of the discount and loss on the accounts receivable securitization of $1.6 million, $1.7 million to write-off a long-term investment and a $0.3 million realized gain on the sale of available-for-sale securities. Other expense in fiscal 2001 primarily consisted of a $0.7 million loss on the disposition of Gresswell and the discount and loss on the Securitization of $0.7 million.

Provision for Income Taxes
--------------------------

Provision for income taxes for the nine months ended January 26, 2002 increased 24.0% or $3.5 million over the nine months ended January 27, 2001, reflecting income tax rates of 40.0% and 42.9% for the nine months ended January 26, 2002 and January 27, 2001, respectively. The effective tax rate of 40.0% in fiscal 2002 as compared to 42.9% in fiscal 2001 was due primarily to the impact of our adoption of SFAS No. 142 and its impact on non-deductible goodwill amortization. The higher effective tax rate, compared to the federal statutory rate of 35.0%, was primarily due to state income taxes.

Liquidity and Capital Resources

At January 26, 2002, we had working capital of $84.2 million. Our capitalization at January 26, 2002 was $557.5 million and consisted of total debt of $282.6 million and shareholders' equity of $274.9 million.

We have a five-year secured $350 million revolving credit facility with Bank of America, N.A. The credit facility had an initial $100 million term loan maturing quarterly and $250 million of availability under revolving loans. The credit facility matures on September 30, 2003. During fiscal 2002's third quarter, the term loan portion of the credit facility was repaid in full. The amount outstanding under the revolving portion of the credit facility as of January 26, 2002 was $128 million. As of January 26, 2002, our effective interest rate on borrowings under our credit facility was 3.46%. Borrowings under the credit facility are usually significantly higher during the first two quarters of our fiscal year to meet the working capital needs of our peak selling season.

On July 30, 2001, we sold an aggregate principal amount $130 million of 6 percent convertible subordinated notes due August 1, 2008. The notes are convertible at any time prior to maturity into shares of School Specialty, Inc. common stock at a conversion price of $32.29 per share and accrue interest payable semi-annually. Net proceeds from the sale of these notes was approximately $125.7 million. On August 2, 2001, the purchasers of the notes exercised their over-allotment option in full and purchased an additional $19.5 million aggregate principal amount of the notes, with net proceeds of approximately $18.9 million. We used the total net proceeds from the offering of approximately $144.6 million to repay a portion of the debt outstanding under the credit facility.

Effective January 2, 2001, we entered into an interest rate swap agreement with The Bank of New York covering $50 million of outstanding debt. The one-year, non-cancelable swap agreement fixed the 30 day LIBOR interest rate at 6.07% per annum. The swap expired on January 2, 2002.

In November 2000, we entered into the receivable securitization, with a financial institution whereby we sell on a continuous basis an undivided interest in all of our eligible trade accounts receivable. Under the receivable securitization, we transfer without recourse all of our accounts receivable to a wholly-owned subsidiary. This subsidiary, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $50 million for the sale of such undivided interest. Initially, the facility was to expire in November 2001, but it was amended to extend the expiration date to November 19, 2002. At January 26, 2002, $50 million was advanced under the receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. The proceeds from the sale were used to reduce outstanding debt. Costs associated with the sale of receivables in fiscal 2002, primarily related to the discount and loss on sale, were $1.6 million and are included in other expenses in our consolidated statement of operations.

During the nine months ended January 26, 2002, net cash provided by operating activities was $63.2 million an 85.6% increase over cash provided by operating activities for the nine months ended January 27, 2001. The increase was driven primarily by working capital improvement and increased net income. Net cash used in investing activities was $160.5 million, including $160.2 million related to acquisitions and $7.3 million for capital expenditures. These uses were partially offset by proceeds of $5.2 from the sale of available-for-sale securities and $1.5 million in proceeds from a business disposition. Net cash provided by financing activities was $96.9 million. Net proceeds from our convertible debt offering of approximately $144.6 million were used repay debt outstanding on our credit facility.

During the nine months ended January 27, 2001, net cash provided by operating activities was $34.1 million. Net cash used in investing activities was $101.5 million, including $113.8 million for acquisitions and $9.9 million for capital expenditures, partially offset by $2.5 million in proceeds from the sale of a closed distribution center, $17.8 million in net proceeds from sale/leaseback transactions and $3.5 million in net proceeds from the sale of Gresswell. Net cash provided by financing activities was $69.1 million, which consisted primarily of net borrowings under our credit facility and a $50 million reduction in borrowings on our credit facility using proceeds from the securitization.

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

(b) The Company filed one report on Form 8-K during the quarter covered by this report as follows:

        (1) Form 8-K dated December 21, 2001, filed on January 4, 2002, under Items 2 and 7. The Company announced its acquisition of all the issued and outstanding shares of capital stock of Premier Agendas, Inc. and Premier School Agendas, Ltd., Agenda Scolaire Premier Ltee.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SCHOOL SPECIALTY, INC.
                               (Registrant)


               02/21/2002      /s/ Daniel P. Spalding
               ----------      -------------------------------------------------
               Date            Daniel P. Spalding
                               Chairman of the Board, Chief Executive Officer
                               (Principal Executive Officer)


               02/21/2002      /s/ Mary M. Kabacinski
               ----------      ------------------------------------------------
               Date            Mary M. Kabacinski
                               Executive Vice President, Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.   Description
-----------   -----------

 4.1 Consent and Amendment dated December 10, 2001 relating to the Credit Agreement by and among School Specialty, Inc. and Bank of America, N.A.

12.1          Statement Regarding Computation of Ratio of Earnings to Fixed
              Charges