Form 10-K
period 2002-04-27
SCHOOL SPECIALTY INC
filed 2002-07-22
CIK 1055454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ______________________________

                                    FORM 10-K
                         ______________________________


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended April 27, 2002

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of July 8, 2002, was approximately $454,151,825. As of such date, there were 18,234,015 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on August 27, 2002 are incorporated by reference into Part II and
Part III.

================================================================================

                                     PART I

Item 1.  Business

         Unless the context requires otherwise, all references to "School Specialty," "we" or "our" refer to School Specialty, Inc. and its subsidiaries. Our fiscal year ends on the last Saturday in April in each year. In this Annual Report on Form 10-K ("Annual Report"), we refer to fiscal years by reference to the calendar year in which they end (e.g. the fiscal year ended April 27, 2002 is referred to as "fiscal 2002"). Note that fiscal 2000 had 53 weeks, while all other fiscal years reported and referenced represent 52 weeks.

                                Company Overview

         School Specialty is the largest direct marketing company for supplemental educational supplies to schools and teachers for pre-kindergarten through twelfth grade ("preK-12") in the United States. We operate the industry's only national distribution network and currently hold approximately a 14 percent market share of the $6.2 billion supplemental educational supply market. We offer more than 80,000 items, mail over 38 million catalogs annually and have developed both an on-line education portal and e-commerce websites. Our broad product range enables us to provide customers with one source for virtually all of their supplemental educational supply needs. Our leading market position has been achieved by emphasizing high-quality products, superior order fulfillment and exceptional customer service. As a result, we have been able to establish relationships with virtually all of the country's preK-12 schools and reach nearly all of the country's teachers.

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

         The "specialty" or "bottom up" approach targets the classroom level decision-makers through our specialty sales force of over 200 professionals and through our catalogs featuring seven of our specialty brands as well as the ClassroomDirect catalog and website, which is a B2T (business to teacher) website. Our other specialty catalogs include Childcraft, Sax Arts and Crafts, Sportime and Premier Agendas. The specialty businesses offer more specialized products for individual disciplines. Many of these products are proprietary to our specialty brands.

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

         We have grown significantly in recent years through both acquisitions and internal growth. From fiscal 1997 through fiscal 2002, our revenues increased from $191.7 million to $767.4 million, a compound annual growth rate, or CAGR, of 32 percent. In fiscal 2002, revenues increased by 10.8 percent from the previous fiscal year. These results reflect only a partial year of the revenues from companies we acquired during fiscal 2002. We remain focused on growth opportunities, including increasing our penetration rate and expanding in attractive regions, which would allow us to enhance our position as the number one marketer of supplemental educational supplies in the United States.

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

         According to the U.S. Department of Education, there are approximately 16,000 school districts, 118,500 elementary and secondary schools and 3.6 million teachers in the United States. Administrators for both school districts and individual schools usually make the decision to purchase the general school supplies needed to operate the school. Teachers and curriculum specialists generally decide on curriculum-specific products for use in their classrooms and individual disciplines. According to the NSSEA, teachers spent approximately $1.3 billion of their own money in 2001 on supplies to supplement classroom materials.

         The industry has highly predictable and generally favorable trends. Education expenditures have risen each year for the past 15 years and are expected to have exceeded $390 billion in 2001, according to the U.S. Department of Education. The most common measure of education spending is current expenditures per student. According to the National Education Association, current expenditures per student in constant dollars have increased from $6,620 in 1988 to an estimated $7,400 in 2000 and are expected to increase further to $9,760 in 2010, a 32 percent increase over 2000 expenditures. Incremental spending will thus exceed enrollment growth, which according to the U.S. Department of Education is projected to grow by 17 percent from 1988 to 2010 to a record level of 53.0 million students. As the market is affected by prevailing political and social trends, the attitude of the government towards education determines, to some extent, total expenditures on education. The prevailing political and social environments are generally favorable for incremental expenditures on education.

         In January 2002 President Bush signed into law the No Child Left Behind Act of 2001 designed to improve student achievement in classrooms across the country. The fiscal 2002 federal budget provides for $4.6 billion in federal education funding, an 11 percent increase from last year.

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

                               Recent Acquisitions

         Premier Agendas. In December 2001 we acquired all of the stock of Premier Agendas, Inc. and Premier School Agendas, Ltd (together "Premier Agendas"). Headquartered in Bellingham, Washington, Premier Agendas is the largest provider of academic agendas in the United States and Canada. Premier Agendas has been included in our specialty segment since the date of acquisition. We paid approximately $156 million in total purchase price for Premier Agendas, including cash of approximately $152 million and a $4 million six-month note payable to the former owners of Premier Agendas that bears interest at two percent over LIBOR. The note was paid in full on June 21, 2002.

         Envision Product Line. In May 2001, we acquired the TimeTracker product line of student and teacher planners from Envision, Inc. We paid approximately $4 million in cash and issued 120,106 shares of our common stock for a total purchase price of approximately $6.7 million. TimeTracker is now a product line of Premier Agendas and has been reported in our specialty segment since the date of acquisition.

         Other Acquisitions. We acquired two other businesses in fiscal 2002 for a total purchase price of approximately $3.3 million The businesses are Premier Science, a start-up science curriculum company which will be operated as a product line within our Frey Scientific specialty brand and Bradburn School Supply which will become part of our traditional School Specialty brand.

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

               Brand                                         Products

               Childcraft ..............................     Early childhood
               ClassroomDirect .........................     General supplies
               Sax Arts and Crafts .....................     Art supplies
               Frey Scientific .........................     Science
               Sportime ................................     Physical education
               Teacher's Video .........................     Educational videos
               Brodhead Garrett ........................     Industrial arts
               Premier Agendas .........................     Student agendas

         Innovative Full-Service Business Model. We believe that we are the only company in our industry that has developed a full-service business model with an integrated, multi-channel marketing approach. As a result, we reach district and school administrative decision makers as well as teachers and curriculum specialists through separate sales forces, catalog mailings and the Internet. We utilize our customer database across our family of catalogs to maximize their effectiveness and increase our marketing reach. Our primary e-commerce websites, JuneBox.com for administrative purchase decisions and ClassroomDirect.com for teacher-based purchase decisions, establish a comprehensive presence on the Internet which we believe is a significant competitive advantage for us.

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

         Proven Acquisition and Integration Model. We have completed over 30 acquisitions since May 1996. We have established a 6 to 12 month target for our integration process in which a transition team is assigned to sell or discontinue incompatible business units, reduce the number of items in the product offering, eliminate redundant expenses, integrate the acquired entity's management information systems, and exploit buying power. To date, our integration efforts have focused on acquired traditional companies and certain administrative and warehousing functions at our specialty divisions. We believe that through these processes, we can rapidly improve the operating margins of the businesses we acquire.

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

         We use the following strategies to grow and enhance our position as the leading marketer of supplemental educational supplies:

         Internal Growth. We plan to continue to increase our revenues by:

         . Taking advantage of market growth through rising expenditures per student, combined with increasing enrollment

         . Increasing penetration in geographic markets where we are currently underrepresented

         . Increasing penetration in large districts by offering our single-source product solution

         .  Cross-merchandising specialty products to traditional customers

         . Encouraging brand loyalty to the total School Specialty brand offering

         .  Adding new products to enhance the breadth of our product offering

         . Pursuing price increases to the extent supported by market conditions

         .  Adding sales through Internet channels

         Margin Improvement. As we continue to grow our revenues, we plan to increase margins by selling more specialty products, which typically generate higher gross margins due to the large number of proprietary and branded products in the product mix. In addition, we believe we can further improve operating margins by leveraging the benefits of recent acquisitions and:

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

         Furthermore, our proven integration model allows us to realize significant synergies. We believe we have demonstrated our ability to reduce redundant costs, retain the customers of the acquired brands, and integrate distribution networks and information technology platforms. For each acquisition, we generally assume a reduction of approximately 10 percent of the acquired company's revenues. The reduction is expected as we discontinue any unprofitable business lines, divest any product lines outside our core competencies and reduce overlapping sales forces. The integration model is designed to offset the sales reduction and efficiently combine the companies. The model allows us to smoothly consolidate distribution centers, improve geographic distribution, integrate the back-office functions, expand purchasing power and, when a specialty company is acquired, realize product and margin enhancement related to cross merchandising.

                                  Product Lines

         We market two broad categories of products: general school supplies and specialty products geared towards specific educational disciplines. Our specialty products enrich our general supply product offering and create opportunities to cross merchandise our specialty products to our traditional customers. With over 80,000 items ranging from classroom supplies and furniture to playground equipment, we provide customers with one source for virtually all of their supplemental educational supply needs. Our business is highly seasonal with peak sales levels occurring from June through October.

         Our general school supply product lines can be described as follows:

         School Specialty. Through the School Specialty catalog, which is targeted to administrative decision makers, we offer a comprehensive selection of classroom supplies, instructional materials, educational games, art supplies, school forms, educational software, physical education equipment, audio-visual equipment, school furniture and indoor and outdoor equipment. We believe we are the largest school furniture resale source in the United States. We have been granted exclusive franchises for certain furniture lines in specific territories and we enjoy significant purchasing power in open furniture lines. We enhance our furniture offering with a custom design and contract management service called Projects by Design, which assists in the building or renovation of schools.

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

         ClassroomDirect. ClassroomDirect offers general supplemental educational supplies to teachers and curriculum specialists directly through its mail-order catalogs and fully integrated B2T website.

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

         Premier Agendas. Premier Agendas is the largest provider of academic agendas in the United States and Canada. The agendas include proprietary content to promote student success. Premier is also a leading publisher of school forms, including record books, grade books, teacher planners and other printed forms under the brand Hammond & Stephens.

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

         For further information regarding our traditional and specialty segments, see our "Segment Information" in notes to consolidated financial statements.

                               Sales and Marketing

         We have implemented an innovative multi-channel sales and marketing strategy that employs a traditional sales force of over 300 professionals, a specialty sales force of over 200 professionals, over 38 million catalogs mailed annually, a B2T website and a B2B educational portal. We believe we have developed a substantially different sales and marketing model from that of other supplemental educational supply companies in the United States. Our strategy is to use two separate sales and marketing approaches ("top down" and "bottom up") to reach all the prospective purchasers in the education system.

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

         Schools typically purchase supplies based on established relationships with relatively few vendors. We seek to establish and maintain these critical relationships by assigning accounts within a specific geographic territory to a local area sales representative who is supported by a centrally located customer service team. The customer service representatives frequently call on existing customers to ascertain and fulfill their supplemental educational supply needs. The representatives maintain contact with these customers throughout the order cycle and assist in processing orders.

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

         JuneBox.com is a one-stop shop for all supplemental educational supplies offering School Specialty's full product portfolio or custom electronic catalogs as well as teaching tips, lesson plan help, product reviews and updates on current events affecting the education community.

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

         School Specialty has built a broad customer base where no single customer accounted for more than 2% of sales during fiscal 2000, 2001 or 2002. We believe we sell into every school district in the United States and reach nearly all of the country's teachers.

                                   Procurement

         Traditional Business. We purchase our general school supplies and furniture and equipment from over 2,000 vendors. Product selection is evaluated on an annual basis and we typically negotiate an annual supply contract with each vendor. Our supply contracts with our larger vendors usually provide for special pricing and/or extended terms and often include volume based incentive and rebate programs. In fiscal 2000, we introduced a private label, ClassroomSelect, and subsequently expanded product selection which has allowed for margin expansion. We have exclusive distribution rights on several furniture and equipment lines.

         Specialty Business. Many of our products in the specialty business are proprietary. We either develop the product or it is an exclusive product developed on our behalf. Typically, we outsource the manufacturing of proprietary products, except for our Childcraft division, which manufactures wood furniture for sale by Childcraft and our other businesses. We produce our Teacher's Video proprietary videos at our Global Video facility in Tempe, Arizona. Our Premier agendas and forms are designed and produced at our facilities in Bellingham, Washington and Fremont, Nebraska, as well as through third party printers. We purchase non-proprietary products in the specialty business in a similar manner as our traditional business procurement process.

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

                                    Logistics

         We have built what we believe is the largest and most sophisticated distribution network among our direct marketing competitors, with nine fully-automated and seamlessly-integrated distribution centers that ship directly to the customer. The distribution centers average approximately 190,000 square feet. We also maintain call centers to support customer service and sales. We believe this network represents a significant competitive advantage for us, allowing us to reach any school in a fast and efficient manner. We shipped approximately 70 percent of stocked inventory via UPS in fiscal 2002 and had a 97 percent on-time delivery rate. The fill-rate of our facilities has generally exceeded 95 percent at the peak of our shipping season. We have the ability to expand the network through necessary additions needed to support sales growth. New warehouse capacity can be leased and no large capital investments are typically required.

         In order to maintain the proprietary nature of some of our specialty products, we operate three small manufacturing facilities. The Lancaster, Pennsylvania facility manufactures products for the Childcraft brand, while the Bellingham, Washington and Fremont, Nebraska facilities are used for the production of student agendas and school forms. Our manufactured products account for approximately 5 percent of our sales.

                               Information Systems

         We believe that through the utilization of technology in areas such as purchasing and inventory management, customer order fulfillment and database management, we are able to turn over inventory more quickly than our competitors, offer customers more convenient and cost effective ways of ordering products and more precisely focus our sales and marketing strategies.

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

         The remaining specialty divisions use a mail-order and catalog system provided by Ecometry Corporation. This mail-order and catalog system meets the needs of the direct marketing approach with extensive list management and tracking of multiple marketing efforts. The system provides complete and integrated order processing, inventory control, warehouse management and financial applications.

         In April 2002 we installed a new order management and warehouse management system in our Fresno, California distribution center. With this system, designed by Yantra, we expect to achieve a more simplified order process cycle, improved access to data and enhancement of our inventory control procedures. Following evaluation of the pilot Fresno installation, we plan to install the Yantra system in our other distribution centers beginning in October 2002.

         Our software and hardware allow for continued incremental growth as well as the opportunity to integrate new client-server and other technologies into the information systems.

                                   Competition

         We believe competition in the market we operate in is fragmented with approximately 3,400 regional suppliers to preK-12 schools. These companies are generally smaller than us in terms of revenues and serve customers in a limited geographic region. We also compete with alternate channel competitors such as office product contract stationers and office supply superstores. Their primary advantages over us are size, location, greater financial resources and buying power. Their primary disadvantage is that their product mix typically covers less than 20 percent of the school's needs (measured by volume).

         For the most part, our competitors do not offer special order fulfillment software, which we believe is increasingly important to adequately service school needs. We believe we compete favorably with these companies on the basis of service and product offering.

                                    Employees

         As of June 1, 2002, we had approximately 2,400 full-time employees. To meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees is represented by a labor union. We consider our relations with our employees to be very good.

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

         All forward-looking statements included in this Annual Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by or on behalf of us, in this Annual Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to the factors listed in Exhibit 99.2 to our Form 10-K for fiscal 2002.

Item 2.  Properties

         Our corporate headquarters is located in a leased facility at W6316 Design Drive, Greenville, Wisconsin, a combined office and warehouse facility of approximately 332,000 square feet, which also services both our traditional and specialty segments. In addition, we lease or own the following principal facilities:

                                                  Approximate
                                                     Square           Owned/
                      Locations                     Footage           Leased         Lease Expiration
                      ---------                    ---------         --------       ------------------
Agawam, Massachusetts (1) ......................    188,000           Leased        November 30, 2020
Atlanta, Georgia (2) ...........................     20,000           Leased        January 31, 2006
Bellingham, Washington (2) .....................     48,000           Leased        March 31, 2011
Fremont, Nebraska (2) ..........................     95,000           Leased        June 30, 2003
Fresno, California (3) .........................    163,200           Leased        November 1, 2009
Lancaster, Pennsylvania (2) ....................     73,000           Leased        December 31, 2002
Lancaster, Pennsylvania (2) ....................    204,000           Leased        February 28, 2009
Lufkin, Texas (1) ..............................    140,000           Owned                  --
Lyons, New York (1) ............................    179,000           Owned                  --
Mansfield, Ohio (3) ............................    315,000           Leased        November 30, 2020
New Berlin, Wisconsin (2) ......................     16,200           Leased        September 30, 2007
Salina, Kansas (1) .............................    123,000           Owned                  --
Southaven, Mississippi (3) .....................    200,000           Leased        December 31, 2010
Tempe, Arizona (2) .............................     57,000           Leased        February 28, 2005

----------

   (1)   Location primarily services the traditional segment.
   (2)   Location primarily services the specialty segment.
   (3)   Location primarily services both business segments.

         The 73,000 square foot Lancaster, Pennsylvania facility is used for manufacturing and the Fremont, Nebraska and Bellingham, Washington facilities are used for production of agendas and school forms. The other facilities are distribution centers and/or office space. We believe that our properties, as enhanced for our ongoing expansion, are adequate to support our operations for the foreseeable future. We regularly review the utilization and consolidation of our facilities.

Item 3.  Legal Proceedings

         We are, from time to time, a party to legal proceedings arising in the normal course of business. We believe that none of these legal proceedings will materially or adversely affect our financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted during the quarter ended April 27, 2002 to a vote of our security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         As of June 1, 2002, the following persons served as executive officers of School Specialty:

         Name and Age
         ------------
          of Officer
          ----------
  David J. Vander Zanden      Mr. Vander Zanden became the President and Chief Operating Officer of School
          Age 47              Specialty in March 1998 and was appointed the Interim Chief Executive Officer in
                              March 2002, following the unexpected death of Daniel P. Spalding, former Chairman and Chief Executive Officer.  From 1992 to March 1998, he served as President of
                              Ariens Company, a manufacturer of outdoor lawn and garden equipment.  Mr. Vander
                              Zanden has served as a director of School Specialty since June 1998.

   Mary M. Kabacinski         Ms. Kabacinski, a Certified Public Accountant, has served as Executive Vice
          Age 53              President and Chief Financial Officer of School Specialty since August 1999. From
                              1989 to 1999, she served as Senior Vice President and Chief Financial Officer for
                              Marquette Medical Systems, a manufacturer of medical devices.

   A. Brent Pulsipher         Mr. Pulsipher became Executive Vice President of Corporate Logistics and Technology
          Age 60              of School Specialty in March 2001. From 1998 to 2001, Mr. Pulsipher was Chief
                              Information Officer for Tropical Sportswear International, an apparel producer and brand manager. Mr. Pulsipher held the position of Manager of Consulting Services for
                              Distribution Resources Company from 1988 to 1998.

  Donald J. Noskowiak         Mr. Noskowiak has served as Vice President of Finance and Business Development of
          Age 44              School Specialty since August 1999. Mr. Noskowiak has been with School Specialty since 1992, and served as Chief Financial Officer from 1997 to August 1999.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Market Information

         Our common stock is traded under the symbol "SCHS" on the Nasdaq National Market. The table below sets forth the reported high and low closing sale prices for shares of the common stock, as reported by the National Association of Securities Dealers, Inc. during the indicated quarters.

                                                                     High           Low
                                                                     ----           ---
         Fiscal 2002 quarter ended
         -------------------------
         July 28, 2001                                              $28.66        $21.95
         October 27, 2001                                            31.99         26.00
         January 26, 2002                                            31.30         21.65
         April 27, 2002                                              29.65         23.19

         Fiscal 2001 quarter ended                                   High           Low
         -------------------------                                   ----           ---
         July 29, 2000                                              $19.50        $14.50
         October 28, 2000                                            21.31         15.06
         January 27, 2001                                            21.69         15.00
         April 27, 2001                                              23.39         19.69

Holders

         As of July 19, 2002, there were 2,203 record holders of our common stock.

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

Equity Compensation Plan Information

         The equity compensation plan table required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 27, 2002 under the caption "Equity Compensation Plan Information," which information is incorporated herein by reference.

Item 6.  Selected Financial Data

                             SELECTED FINANCIAL DATA
                    (in thousands, except per share data)(1)

                                                                          Fiscal Year
                                           -----------------------------------------------------------------------
                                             2002             2001            2000            1999           1998
                                           -------           ------          ------          ------         ------
                                                          As Restated(3)
Statement of Operations Data:
Revenues .............................     $767,387         $692,674       $639,271        $521,704       $310,455
Cost of revenues .....................      473,407          440,946        406,043         341,783        202,870
                                           --------         --------       --------        --------       --------
  Gross profit .......................      293,980          251,728        233,228         179,921        107,585
Selling, general and
  administrative expenses ............      236,436          208,153        184,586         144,659         87,846
Restructuring and strategic
  restructuring costs ................           --            4,500             --           5,274          3,491
                                           --------         --------       --------        --------       --------
  Operating income ...................       57,544           39,075         48,642          29,988         16,248
Interest expense (net) ...............       17,279           16,855         13,151          12,601          5,373
Other expense (income) ...............        3,965            1,214          1,856            (228)           156
                                           --------         --------       --------        --------       --------
  Income before provision for
    income taxes .....................       36,300           21,006         33,635          17,615         10,719
Provision for income taxes ...........       14,521            9,075         15,120           8,719          5,480
                                           --------         --------       --------        --------       --------
  Net income(2) ......................     $ 21,779         $ 11,931       $ 18,515        $  8,896       $  5,239
                                           ========         ========       ========        ========       ========

Net income per share:
  Basic ..............................     $   1.22         $   0.68       $   1.06        $   0.61       $   0.40
  Diluted ............................     $   1.17         $   0.67       $   1.06        $   0.60       $   0.39
Weighted average shares
  outstanding:
  Basic ..............................       17,917           17,495         17,429          14,690         13,284
  Diluted ............................       18,633           17,782         17,480          14,840         13,547

                                           April 27,        April 28,      April 29,       April 24,      April 25,
                                             2002             2001           2000            1999           1998
                                           --------         --------       --------        --------       --------
                                                          As Restated(3)
Balance Sheet Data:
Working capital ......................     $ 78,587         $ 85,962       $116,857        $115,853       $ 47,791
Total assets .........................      673,642          523,359        454,849         437,708        223,729
Long-term debt .......................      285,592          176,183        144,789         161,691         63,014
Total debt ...........................      290,063          198,038        162,180         173,285         83,302
Shareholders' equity .................      271,170          239,252        224,993         202,687        106,466

_____________

     (1) Our business has grown significantly since 1998 through acquisitions and internal growth. For detailed information on acquisitions during fiscal years 2002, 2001 and 2000, see the "Business Combinations" note in our notes to consolidated financial statements. During fiscal 1999, we made five acquisitions under the purchase method for an aggregate purchase price of approximately $127.8 million and during fiscal 1998 we made eight acquisitions under the purchase method for an aggregate purchase price of approximately $99.2 million.

     (2) At the beginning of fiscal 2002, we adopted SFAS No. 142, which resulted in goodwill no longer being subject to amortization. Goodwill amortization, net of tax, included in net income during fiscal years 2001, 2000, 1999 and 1998 was $5.0 million, $4.5 million, $3.9 million and $1.7 million, respectively.

     (3) Fiscal 2001 financial data has been restated. See "Restatement of Financial Statements" note in our notes to consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

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

          We have grown significantly in recent years primarily through acquisitions but also through internal growth. For information on our recent acquisitions see the "Business Combinations" note in our notes to consolidated financial statements. Our revenues for fiscal 2002 were $767.4 million and our operating income was $57.5 million, which represented compound annual revenue growth of 25.4% and compounded annual operating income growth, prior to restructuring charges of 30.7%, compared to our fiscal 1998 results.

          Our gross margin has improved in recent years primarily due to acquisitions and increased buying power. We have acquired many specialty businesses, which tend to have higher gross margins than our traditional business. In addition, our acquisitions of both specialty and traditional businesses have increased our buying power, resulting in reduced costs of the products we purchase.

          Our operating profit and margins also improved significantly over the last several years. This improvement reflects our acquisitions of specialty companies, which typically have higher operating margins than our traditional business. In addition, through the integration of acquired businesses, we have been able to further improve our operating profit and margins by eliminating redundant expenses, leveraging overhead costs and improving purchasing power.

          In recent years, we have grown through acquisitions. As a result of integrating the acquired operations, we have recorded restructuring charges over the last several years. These charges have primarily been to close existing facilities and to consolidate operations that, when combined with acquired operations, became redundant. To the extent our integrations have resulted in certain exit costs such as the closure of acquired facilities, the costs were accrued in purchase accounting.

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

          Our fiscal 2001 financial statements have been restated. See "Restatement of Financial Statements" note in our notes to consolidated financial statements. The following MD&A gives affect to the restatement.

Results of Operations

        The following table sets forth certain information as a percentage of revenues on a historical basis concerning our results of operations for the fiscal years 2002, 2001, and 2000.

                                                                                   Fiscal Year
                                                                    -----------------------------------------
                                                                         2002          2001         2000
                                                                         ----          ----         ----
Revenues ...................................................             100.0%        100.0%       100.0%
Cost of revenues ...........................................              61.7          63.7         63.5
                                                                        ------         -----        -----
   Gross profit ............................................              38.3          36.3         36.5
Selling, general and administrative expenses ...............              30.8          30.1         28.9
Restructuring costs ........................................                --           0.6           --
                                                                        ------         -----        -----
   Operating income ........................................               7.5           5.6          7.6
Interest expense, net ......................................               2.3           2.4          2.1
Other expense ..............................................               0.5           0.2          0.2
                                                                       -------         -----        -----
Income before provision for income taxes ...................               4.7           3.0          5.3
Provision for income taxes .................................               1.9           1.3          2.4
                                                                       -------         -----        -----
Net income .................................................               2.8%          1.7%         2.9%
                                                                       =======         =====        =====


Consolidated Historical Results of Operations

Fiscal 2002 Compared to Fiscal 2001

Revenues

        Revenues increased 10.8% from $692.7 million for fiscal 2001 to $767.4 million for fiscal 2002. Traditional segment revenues increased 15.9% from $415.0 million in fiscal 2001 to $480.9 million in fiscal 2002. The increase in traditional segment revenues was primarily due to acquisitions. Specialty segment revenues increased 3.2% from $277.7 million in fiscal 2001 to $286.5 million in fiscal 2002. The increase in specialty segment revenues was due to internal growth and acquisitions, partially offset by the exclusion of revenues from the three businesses disposed of since January 2001.

Gross Profit

        Gross profit increased 16.8% from $251.7 million, or 36.3% of revenues in fiscal 2001 to $294.0 million, or 38.3% of revenues in fiscal 2002. The increase in gross profit was due to an increase in revenues and gross margin. The increase in gross margin was primarily due to strong improvement in the traditional segment from 30.8% of revenues in fiscal 2001 to 33.9% of revenues in fiscal 2002. This increase in gross margin in the traditional segment was primarily due to strong improvement in the consumable business, driven by improved purchasing power and modest selling price increases. Specialty segment gross margin improved to 45.6% of revenues in fiscal 2002 from 44.6% of revenues in fiscal 2001. This improvement was primarily driven by the ClassroomDirect business, which improved gross margin primarily through an increase in selling price and the Childcraft business, which improved gross margin primarily through improved operating efficiencies and purchasing power. On a consolidated basis, gross margin was impacted by an increase in traditional segment revenue mix (driven by the November 2000 acquisition of J.L. Hammett's K-12 wholesale business) from 59.9% of revenues in fiscal 2001 to 62.7% of revenues in fiscal 2002. The traditional segment historically has lower gross margins than the specialty segment.

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

         SG&A increased 13.6% from $208.2 million or 30.1% of revenues in fiscal 2001 to $236.4 million or 30.8% of revenues in fiscal 2002. Traditional segment SG&A increased $10.6 million from $98.6 million or 23.8% of revenues in fiscal 2001 to $109.1 million or 22.7% of revenues in fiscal 2002. Increase in SG&A was primarily due to an increase in variable costs related to increased revenues and an increase in fixed operating costs, primarily due to redundancies created with the Hammett acquisition. Specialty segment SG&A increased $13.0 million from $95.2 million or 34.3% of revenues in fiscal 2001 to $108.2 million or 37.8% of revenues in fiscal 2002. Increase in specialty segment SG&A was primarily due to the acquisition of Premier Agendas, and costs to consolidate existing operations into acquired businesses. These traditional and specialty segment increases were partially offset by our early adoption at the beginning of fiscal 2002 of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets," which resulted in the discontinuance of amortization of goodwill. Corporate expenses increased $4.7 million from $14.4 million in fiscal 2001 to $19.1 million in fiscal 2002. This increase was primarily due to an increase in salaries and wages, salary continuation obligations related to the death of our chief executive officer and depreciation.

         The decrease in traditional segment SG&A as a percentage of revenues was primarily due to the adoption of SFAS No. 142 at the beginning of fiscal 2002. The increase in specialty segment SG&A as a percentage of revenues was primarily due to 1) operating costs of Premier Agendas, a highly seasonal business acquired during a seasonally low period, 2) costs associated with closing our distribution center in Birmingham, Alabama, 3) costs associated with integrating our Hammond & Stephens sales force with the Premier Agendas sales force and 4) increased catalog costs primarily due to the inclusion of a full fiscal year of catalog expense for Teacher's Video, which has higher catalog costs as a percentage of revenues than our other specialty businesses. These increases were partially offset by a reduction in amortization expense, due to our adoption of SFAS No. 142 at the beginning of fiscal 2002.

Interest Expense

         Net interest expense increased 2.5% from $16.9 million in fiscal 2001 to $17.3 million in fiscal 2002. The increase in interest expense is primarily due to an increase in debt outstanding partially offset by a reduction in our effective borrowing rate on our credit facility.

Other Expenses

         Other expense increased $2.8 million from $1.2 million in fiscal 2001 to $4.0 million in fiscal 2002. Other expenses in fiscal 2002 primarily consisted of the discount and loss on the accounts receivable securitization of $2.0 million, $1.7 million to write-off a long-term investment and a $0.3 million realized loss on the sale of available-for-sale securities. Other expense in fiscal 2001 primarily consisted of the discount and loss on an accounts receivable securitization (the "receivable securitization") of $1.4 million.

Provision for Income Taxes

         The provision for income taxes for fiscal 2002 increased 60.0% or $5.4 million over fiscal 2001, reflecting effective tax rates of 40.0% and 43.2% for fiscal years 2002 and 2001, respectively. The change in the effective tax rate of 40.0% in fiscal 2002 as compared to 43.2% in fiscal 2001 was due primarily to the impact of our adoption of SFAS No. 142, and its impact on non-deductible goodwill amortization. The higher effective tax rate, compared to the federal statutory rate of 35%, was primarily due to state and local income taxes.

Fiscal 2001 (52 weeks) Compared to Fiscal 2000 (53 weeks)

Revenues

         Revenues increased 8.4% from $639.3 million for fiscal 2000 to $692.7 million for fiscal 2001. Traditional segment revenues increased 7.3% from $386.7 million in fiscal 2000 to $415.0 million in fiscal 2001. Specialty segment revenues increased 9.9% from $252.6 million in fiscal 2000 to $277.7 million in fiscal 2001. Increase in revenues was primarily due to the inclusion of revenues from the eight businesses acquired since the beginning of fiscal 2000 and internal growth on existing business. These increases were partially offset by an extra week of shipments in fiscal 2000, as fiscal 2000 was a 53 week fiscal year and fiscal 2001 had 52 weeks. On a comparable 52 week basis, revenues increased 10.4% from fiscal 2000 to fiscal 2001.

Gross Profit

         Gross profit increased 7.9% from $233.2 million, or 36.5% of revenues, in fiscal 2000 to $251.7 million, or 36.3% of revenues, in fiscal 2001. Traditional segment gross profit increased $7.3 million from $120.7 million or 31.2% of revenues in fiscal 2000 to $128.0 million or 30.8% of revenues in fiscal 2001. The increase in traditional segment gross profit was primarily due to an increase in revenues. The change in traditional segment gross margin was primarily due to slightly lower gross margin on the furniture lines, partially offset by enhanced consumable business gross margins and an increase in consumable business product mix, which has higher gross margins than the furniture lines. Specialty segment gross profit increased $11.2 million from $112.6 million or 44.6% of revenues in fiscal 2000 to $123.8 million or 44.6% of revenues in fiscal 2001. Increase in specialty segment gross profit was primarily due to an increase in revenues and an increase in gross margin in the Childcraft division (driven by improved operating efficiencies and purchasing power) and the acquisition of Global Video in June 2000, which has higher gross margins than most of our other specialty businesses. These increases were offset by lower gross margins in the ClassroomDirect division, driven by Internet pricing strategies.

Selling, General and Administrative Expenses

         SG&A increased 12.8% from $184.6 million, or 28.9% of revenues, in fiscal 2000 to $208.2 million, or 30.1% of revenues, in fiscal 2001. Traditional segment SG&A increased $11.6 million, or 13.3%, from $87.0 million, or 22.5% of revenues, in fiscal 2000 to $98.6 million, or 23.8% of revenues in fiscal 2001. The increase in traditional segment SG&A was primarily due to an increase in variable costs related to increased revenues and the acquisition of certain assets of Hammett. The change in traditional segment SG&A as a percentage of revenues was primarily due to the acquisition of Hammett during our seasonally low period, which created redundancies in the traditional segment. We began to integrate Hammett during the third quarter of fiscal 2001, and further consolidated operations as a result of the acquisition in the third quarter of fiscal 2002, following our heavy shipping season. Specialty segment SG&A increased $10.0 million or 11.7% from $85.2 million, or 33.8% of revenues in fiscal 2000 to $95.2 million or 34.3% of revenues in fiscal 2001. The increase in specialty segment SG&A and SG&A as a percent of revenues was primarily due to an increase in revenues and expenses incurred to develop our Internet operations and the acquisition of Global Video in June 2000, a business which generally has higher SG&A expense (due to catalog costs) than our other specialty businesses.

Restructuring Costs

         During the fourth quarter of fiscal 2001, we recorded a restructuring charge of $4.5 million, which includes $2.4 million to close redundant facilities, $1.5 million for severance and termination benefits for approximately 80 individuals and $0.6 million for other costs. Further details of the restructuring charge are discussed in the notes to our consolidated financial statements.

Interest Expense

         Net interest expense increased $3.7 million from $13.2 million, or 2.1% of revenues, in fiscal 2000, to $16.9 million, or 2.4% of revenues in fiscal 2001. Increase in net interest expense was primarily attributable to the debt assumed and cash paid for the acquisitions of Global Video and Hammett, which occurred in June 2000 and November 2000, respectively, and a slight increase in the effective interest rate. These increases were partially offset by reduced interest expense attributable to debt repaid from the net proceeds from the sale of property of $6.6 million, the sale of Gresswell of $3.5 million and proceeds from the receivable securitization of $50.0 million, which we entered into in November 2000.

Other Expenses

         Other expenses decreased $0.7 million from $1.9 million in fiscal 2000 to $1.2 million in fiscal 2001. Other expenses in fiscal 2001 primarily consisted of the discount and loss on the receivable securitization of $1.4 million. Other expenses in fiscal 2000 primarily consisted of a $1.5 million non-cash impairment charge on a minority equity investment.

Provision for Income Taxes

         Provision for income taxes for fiscal 2001 decreased 40.0% or $6.0 million over fiscal 2000, reflecting income tax rates of 43.2% and 45.0% in fiscal 2001 and fiscal 2000, respectively. The decrease in the effective tax rate was primarily due to the impact of the difference in book and tax basis related to the divestitures of SmartStuff and Gresswell. The higher effective tax rate, as compared to the federal statutory rate of 35.0%, was primarily due to state and local income taxes and non-deductible goodwill amortization.

Liquidity and Capital Resources

         At April 27, 2002, we had working capital of $78.6 million. Our capitalization at April 27, 2002 was $561.2 million and consisted of total debt of $290.1 million and shareholders' equity of $271.2 million.

         We currently have a five year secured $350 million credit facility with Bank of America, N.A. The credit facility had an initial $100 million term loan maturing quarterly and $250 million of availability under revolving loans. The credit facility matures on September 30, 2003. The amount outstanding as of April 27, 2002 under the revolving portion of the credit facility was $118.0 million.

During fiscal 2002, the term loan portion of the credit facility was repaid in full. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. Borrowings under the credit facility are usually significantly higher during the first two quarters of our fiscal year to meet the working capital needs of our peak selling season.

         On July 30, 2001, we sold an aggregate principal amount of $130 million of six percent convertible subordinated notes due August 1, 2008. The notes are convertible at any time prior to maturity into shares of our common stock at a conversion price of $32.29 per share and accrue interest payable semi-annually. Net proceeds from the sale of these notes was approximately $125.7 million. On August 2, 2001, the purchasers of the notes exercised their over-allotment option in full and purchased an additional $19.5 million. We used the total net proceeds from the offering of $144.6 million to repay a portion of the debt outstanding under the credit facility.

         Effective January 2, 2001, we entered into an interest rate swap agreement with The Bank of New York covering $50 million of the outstanding amount under the revolving portion of our credit facility. The one-year non-cancelable swap agreement fixed the 30-day LIBOR interest rate at 6.07% per annum on a $50 million notional amount. The swap expired January 2, 2002.

         As of April 27, 2002, our effective interest rate on borrowings under our credit facility was 5.26%, which includes amortization of the loan origination fee and costs and the commitment fee on unborrowed funds. During fiscal 2002, we borrowed under our credit facility primarily for seasonal working capital, acquisitions, and capital expenditures. During the same period, we made certain changes to certain financial and other covenants under our credit facility.

         In November 2000, we entered into a receivable securitization with a financial institution whereby we sell on a continuous basis an undivided interest in all of our eligible trade accounts receivable. Under the receivable securitization, we transfer without recourse all of our accounts receivable to a wholly-owned subsidiary. This subsidiary, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $50 million for the sale of such undivided interest. The facility expired in November 2001 and was renewed to extend to November 2002 and may be extended further with the financial institution's consent. At April 27, 2002, $50 million was advanced under the receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. The proceeds from the sale were used to reduce borrowings on our credit facility. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $2.0 million during fiscal 2002 and are included in other expenses in our consolidated statement of operations. In May 2002, the receivable securitization was amended to allow advances up to $100 million.

         In November 2000, we entered into two sale-leaseback transactions which are accounted for as financings. Under the agreements, we recorded $18.5 million of debt, which has an effective interest rate of 8.97%, excluding amortization of related fees. The leases expire in November 2020.

         During fiscal 2002, net cash provided by operating activities was $75.6 million, an 109.9% increase over fiscal 2001. The increase in cash from operating activities was primarily due to an improvement in working capital management and an increase in net income. Net cash used in investing activities was $160.8 million, including $162.2 million for acquisitions and $12.1 million for additions to property, plant and equipment. We realized $9.6 million in net proceeds from the sale of available-for-sale securities. Cash from financing activities was $85.7 million. Net proceeds from our convertible debt offering of $144.6 million were used to reduce borrowing under our credit facility. Borrowing under our credit facility and cash from operations were used to fund the above investing activities. During fiscal 2002, debt outstanding under our credit facility was reduced by $61.0 million.

         During fiscal 2001, net cash provided by operating activities was $36.0 million, a 16.3% increase over fiscal 2000. Net cash used in investing activities was $118.9 million, including $113.1 million for acquisitions and $15.2 million for additions to property and equipment. This use of cash was partially offset by net proceeds provided by the sale of property of $6.6 million and the sale of Gresswell of $3.5 million. Net borrowings combined with cash from operations, cash on hand and proceeds from the receivables securitization of $50.0 million were used to finance the above investing activities.

         Our capital expenditures in fiscal 2003 are expected to be approximately $12 million. The largest items include computer hardware and software.

         We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including capital expenditures, and our contractual obligations.

Summary of Contractual Obligations

         The following table summarizes our contractual debt and operating lease obligations as of April 27, 2002:

                                                                 Payments Due by Fiscal Year
                                                                       (in thousands)
                                     ------------------------------------------------------------------------------------

                                        2003        2004        2005       2006       2007      Thereafter      Total
                                        ----        ----        ----       ----       ----      ----------      -----
Debt                                  $ 4,471     $118,460     $  477     $  431     $  529       $165,695     $290,063
Operating leases                        8,023        6,178      6,019      5,180      4,791         23,003       53,194
                                      -------     --------     ------     ------     ------       --------     --------
Total Contractual obligations         $12,494     $124,638     $6,496     $5,611     $5,320       $188,698     $343,257
                                      =======     ========     ======     ======     ======       ========     ========

Fluctuations in Quarterly Results of Operations

         Our business is subject to seasonal influences. Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in our costs for the products sold, the mix of products sold and general economic conditions. Moreover, the operating margins of companies we acquire may differ substantially from our own, which could contribute to further fluctuation in quarterly operating results. Therefore, results for any quarter are not indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year.

         The following table sets forth certain unaudited consolidated quarterly financial data for fiscal years 2002 and 2001. We derived this quarterly data from unaudited consolidated financial statements. Certain fiscal 2002 and fiscal 2001 financial data has been restated. See "Restatement of Financial Statements"
note in our notes to consolidated financial statements.

                                                                      Fiscal  2002
                                     -----------------------------------------------------------------------------
                                         First         Second           Third          Fourth          Total
                                     -------------  -------------    -------------    -------------  -------------
                                      As Restated    As Restated      As Restated                     As Restated
Revenues ........................      $260,162        $269,656        $104,005        $133,564        $767,387
Gross profit ....................       100,294          99,834          39,746          54,106         293,980
Operating income (loss) .........        32,470          36,608          (8,203)         (3,331)         57,544
Net income (loss) ...............        16,446          19,162          (8,625)         (5,204)         21,779

Per share amounts:
   Basic ........................      $   0.93        $   1.07        $  (0.48)       $  (0.29)       $   1.22
   Diluted ......................      $   0.89        $   0.88        $  (0.48)       $  (0.29)       $   1.17

                                                                      Fiscal 2001
                                     ------------------------------------------------------------------------------
                                         First          Second           Third          Fourth          Total
                                     -------------  -------------    -------------    -------------  -------------
                                                                      As Restated     As Restated     As Restated
Revenues ........................      $217,067        $240,539        $104,658        $130,410        $692,674
Gross profit ....................        79,069          85,513          38,034          49,112         251,728
Operating income (loss) .........        24,107          27,782          (3,967)         (8,847)         39,075
Net income (loss) ...............        11,393          12,902          (4,908)         (7,456)         11,931

Per share amounts:
   Basic ........................      $   0.65        $   0.74        $  (0.28)       $  (0.42)       $   0.68
   Diluted ......................      $   0.65        $   0.73        $  (0.28)       $  (0.42)       $   0.67

Inflation

         Inflation has and is expected to have only a minor effect on our results of operations and our internal and external sources of liquidity.

Critical Accounting Policies

         We believe the policies identified below are critical to our business and the understanding of its results of operations. The impact and any associated risks related to these policies on our business are discussed throughout MD&A where applicable. Refer to our notes to consolidated financial statements in Item 8 for detailed discussion on the application of these and other accounting policies. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect: a) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and b) the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis and base them on a combination of historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies that require significant judgments and estimates used in the preparation of our consolidated financial statements are as follows:

Catalog Costs and Related Amortization

         We accumulate all direct costs incurred in the development, production and circulation of our catalogs on our balance sheet until such time as the related catalog is mailed, at which time, they are subsequently amortized into SG&A over the expected sales realization cycle, typically one year or less. Our initial estimation of the expected sales realization cycle for a particular catalog is based on, among other possible considerations, our historical sales experience with identical or similar catalogs and our assessment of prevailing economic conditions, and various competitive factors. We track our subsequent sales realization, reassess the marketplace, and compare our findings to our previous estimate and adjust our amortization going forward, if necessary.

Goodwill and Intangible Assets

         At April 27, 2002, goodwill and intangible assets represented approximately 63% of our total assets. The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with SFAS No. 142. As required by SFAS No. 142, the recoverability of these assets is subject to a fair value assessment which includes several significant judgments regarding financial projections and comparable market values. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 31, 2001, with early adoption permitted. The adoption of SFAS No. 144 is not expected to have a material effect on our financial statements or financial position.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

         Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Our borrowings under our credit facility and our discount expense related to our receivable securitization are primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to average 100 basis points higher during fiscal 2003, pre-tax earnings would decrease by approximately $2.8 million. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding and the average advanced under the receivable securitization during fiscal 2002, excluding any impact of the swap agreement. The estimated fair value of long-term debt approximates its carrying value at April 27, 2002, with the exception of our convertible debt which at April 27, 2002 had a carrying value of $149.5 million and a fair market value of $168.6 million.

         To manage interest rate risk on the variable rate borrowings under the revolving portion of our credit facility, we have historically entered into interest rate swap agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." These interest rate swap agreements had the effect of locking in, for a specified period, the base interest rate we paid on a notional principal amount established in the swaps. As a result, while these hedging arrangements were structured to reduce our exposure to interest rate increases, it also limits the benefit we might otherwise have received from any interest rate decreases. The swaps were typically cash settled monthly, with interest expense adjusted for amounts paid or received. The swap agreements had the effect of increasing interest expense by approximately $0.9 million in fiscal 2002 and decreasing fiscal 2001 interest expense by approximately $0.5 million. We do not hold or issue derivative financial instruments for trading purposes.

Item 8.  Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of School Specialty, Inc.:

We have audited the accompanying consolidated balance sheets of School Specialty, Inc., and subsidiaries as of April 27, 2002 and April 28, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended April 27, 2002 and April 28, 2001 listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2002 and 2001 consolidated financial statements present fairly, in all material respects, the financial position of School Specialty, Inc. and subsidiaries at April 27, 2002 and April 28, 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended April 27, 2002 and April 28, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 3 to the consolidated financial statements, on April 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Also, as described in Note 15 to the consolidated financial statements, the accompanying 2001 financial statements have been restated.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
July 19, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders
of School Specialty, Inc.

         In our opinion, the consolidated statements of operations, of shareholders' equity and of cash flows for the year ended April 29, 2000, present fairly, in all material respects, the results of operations and cash flows of School Specialty, Inc. and its subsidiaries for the fiscal year ended April 29, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein for the fiscal year ended April 29, 2000, when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
June 9, 2000, except as to Note 3, which is as of April 29, 2001

FINANCIAL STATEMENTS

                             SCHOOL SPECIALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                                         April 27,    April 28,
                                                                                                           2002         2001
                                                                                                           ----         ----
   ASSETS                                                                                                            As Restated
                                                                                                                     See Note 15
Current assets:
   Cash and cash equivalents .....................................................................      $    6,123   $    5,688
   Accounts receivable, less allowance for doubtful accounts of $2,719 and $3,523, respectively ..          34,356       40,358
   Inventories ...................................................................................          98,148      102,192
   Deferred catalog costs ........................................................................          13,590       16,596
   Prepaid expenses and other current assets .....................................................          12,770       18,300
   Deferred taxes ................................................................................           7,341        7,873
                                                                                                        ----------   ----------
       Total current assets ......................................................................         172,328      191,007

Property, plant and equipment, net ...............................................................          67,083       60,013
Goodwill, net ....................................................................................         390,946      249,781
Intangible assets, net ...........................................................................          35,457        5,090
Other ............................................................................................           7,828       17,468
                                                                                                        ----------   ----------
       Total assets ..............................................................................      $  673,642   $  523,359
                                                                                                        ==========   ==========


   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities - long-term debt ...........................................................      $    4,471   $   21,855
   Accounts payable ..............................................................................          47,097       57,896
   Accrued compensation ..........................................................................          16,712        7,989
   Deferred revenue ..............................................................................          10,681        1,771
   Accrued restructuring .........................................................................             863        2,513
   Other accrued liabilities .....................................................................          13,917       13,021
                                                                                                        ----------   ----------
       Total current liabilities .................................................................          93,741      105,045

Long-term debt ...................................................................................         285,592      176,183
Deferred taxes ...................................................................................          23,139        2,879
                                                                                                        ----------   ----------
       Total liabilities .........................................................................         402,472      284,107

Commitments and contingencies (Note 10)

Shareholders' equity:
   Preferred stock, $0.001 par value per share, 1,000,000 shares authorized;
       none outstanding ..........................................................................               -            -
   Common Stock, $0.001 par value per share, 150,000,000 shares authorized
       and 18,046,315 and 17,587,008 shares issued and outstanding, respectively..................              18           18
   Capital paid-in excess of par value ...........................................................         208,053      198,119
   Accumulated other comprehensive income ........................................................             395          190
   Retained earnings .............................................................................          62,704       40,925
                                                                                                        ----------   ----------
       Total shareholders' equity ................................................................         271,170      239,252
                                                                                                        ----------   ----------
       Total liabilities and shareholders' equity ................................................      $  673,642   $  523,359
                                                                                                        ==========   ==========

          See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                        For the Fiscal Year Ended
                                                  ------------------------------------
                                                   April 27,    April 28,    April 29,
                                                     2002         2001         2000
                                                     ----         ----         ----
                                                  (52 weeks)   (52 weeks)   (53 weeks)
                                                              As Restated
                                                              See Note 15
Revenues .....................................    $ 767,387    $ 692,674    $ 639,271
Cost of revenues .............................      473,407      440,946      406,043
                                                  ---------    ---------    ---------
       Gross profit ..........................      293,980      251,728      233,228
Selling, general and administrative expenses..      236,436      208,153      184,586
Restructuring costs ..........................            -        4,500            -
                                                  ---------    ---------    ---------
       Operating income ......................       57,544       39,075       48,642
Other (income) expense:
   Interest expense ..........................       17,321       16,983       13,342
   Interest income ...........................          (42)        (128)        (191)
   Other .....................................        3,965        1,214        1,856
                                                  ---------    ---------    ---------
Income before provision for income taxes .....       36,300       21,006       33,635
Provision for income taxes ...................       14,521        9,075       15,120
                                                  ---------    ---------    ---------
Net income ...................................    $  21,779    $  11,931    $  18,515
                                                  =========    =========    =========



Weighted average shares outstanding:
   Basic .....................................       17,917       17,495       17,429
   Diluted ...................................       18,633       17,782       17,480

Net income per share:
   Basic .....................................    $    1.22    $    0.68    $    1.06
   Diluted ...................................    $    1.17    $    0.67    $    1.06

          See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In Thousands)

                                                                  Capital     Accumulated
                                                                  Paid-in        Other                      Total          Total
                                                                 Excess of   Comprehensive   Retained   Shareholders'  Comprehensive
                                                Common Stock     Par Value   Income (Loss)   Earnings       Equity     Income (Loss)
                                                ------------     ---------   -------------   --------       ------     -------------
                                              Shares   Dollars
                                              ------   -------
Balance at April 24, 1999 ...............     17,229    $  17    $ 192,196   $        (5)   $  10,479    $  202,687
   Issuance of common stock .............        151        -        2,225             -            -         2,225
   Issuance of common stock in
     conjunction with stock
     option exercises ...................         55        -          896             -            -           896
   Tax benefit on option
     exercises ..........................          -        -           22             -            -            22
   Issuance of common stock in
     conjunction with
     acquisitions .......................         57        -        1,178             -            -         1,178
   Retirement of common stock ...........        (27)       -         (505)            -            -          (505)
   Foreign currency translation
     adjustment .........................          -        -            -           (25)           -           (25)    $       (25)
   Net income ...........................          -        -            -             -       18,515        18,515          18,515
                                             -------    -----    ---------   -----------    ---------    ----------     -----------
     Total comprehensive income .........                                                                               $    18,490
                                                                                                                        ===========
Balance at April 29, 2000 ...............     17,465       17      196,012           (30)      28,994       224,993
   Issuance of common stock in
     conjunction with stock
     option exercises ...................        133        1        2,113             -            -         2,114
   Tax benefit on option
     exercises ..........................          -        -          262             -            -           262
   Retirement of common stock ...........        (11)       -         (268)            -            -          (268)
   Foreign currency translation
     adjustment .........................          -        -            -            30            -            30     $        30
   Unrealized gain on
     available-for-sale
     securities, net of tax .............          -        -            -           190            -           190             190
   Net income, as restated ..............          -        -            -             -       11,931        11,931          11,931
                                             -------    -----    ---------   -----------    ---------    ----------     -----------
     Total comprehensive income .........                                                                               $    12,151
                                                                                                                        ===========
Balance at April 28, 2001, As
   Restated .............................     17,587       18      198,119           190       40,925       239,252
   Issuance of common stock in
     conjunction with stock
     option exercises ...................        339        -        5,869             -            -         5,869
   Tax benefit on option
     exercises ..........................          -        -        1,365             -            -         1,365
   Issuance of common stock in
     conjunction with acquisition .......        120        -        2,700             -            -         2,700
   Foreign currency translation
     adjustment .........................          -        -            -           395            -           395     $       395
   Reclassification adjustment
     for losses on
     available-for-sale
     securities included in net
     income, net of tax .................          -        -            -          (190)           -          (190)           (190)
   Net income ...........................          -        -            -             -       21,779        21,779          21,779
                                             -------    -----    ---------   -----------    ---------    ----------     -----------
     Total comprehensive income .........                                                                               $    21,984
                                                                                                                        ===========
Balance at April 27, 2002 ...............     18,046    $  18    $ 208,053   $       395    $  62,704    $  271,170
                                             =======    =====    =========   ===========    =========    ==========



          See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                 For the Fiscal Year Ended
                                                                                         -----------------------------------------
                                                                                          April 27,       April 28,      April 29,
                                                                                            2002            2001           2000
                                                                                            ----            ----           ----
                                                                                         (52 weeks)      (52 weeks)      (53 weeks)
                                                                                                         As Restated
                                                                                                         See Note 15
Cash flows from operating activities:
   Net income ......................................................................     $   21,779      $   11,931      $  18,515
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization expense .........................................         11,198          14,962         11,839
     Amortization of debt fees and other ...........................................          2,410           1,078            671
     Deferred taxes ................................................................          8,335           3,831          5,746
     Restructuring costs, net of payments ..........................................         (1,650)          2,448         (2,687)
     Loss (gain) on disposal of property, equipment and other ......................          1,397             (55)           596
     Loss on sale of available-for-sale securities .................................            329               -              -
     Loss on impairment of investment ..............................................          1,657               -          1,500
     Changes in current assets and liabilities (net of assets
       acquired and liabilities assumed in business combinations
       accounted for under the purchase method):
        Accounts receivable ........................................................         12,472          10,968            844
        Inventories ................................................................          5,195          (8,478)        (6,137)
        Prepaid expenses and other current assets ..................................          7,404          (5,147)        (6,559)
        Accounts payable ...........................................................        (12,024)          7,471          9,943
        Accrued liabilities ........................................................         17,111          (2,992)        (3,295)
                                                                                         ----------      ----------      ---------
           Net cash provided by operating activities ...............................         75,613          36,017         30,976
                                                                                         ----------      ----------      ---------

Cash flows from investing activities:
   Cash paid in acquisitions, net of cash acquired .................................       (162,248)       (113,062)        (1,292)
   Additions to property, plant and equipment ......................................        (12,110)        (15,200)       (17,351)
   Proceeds from business dispositions, net of cash disposed .......................          1,500           3,538              -
   Proceeds from disposal of property and equipment ................................          1,335           6,632              -
   Proceeds from sale of available-for-sale securities .............................          9,572               -              -
   Proceeds from note receivable ...................................................          1,115             108            118
   Investment in long-term assets ..................................................              -            (924)        (8,703)
                                                                                         ----------      ----------      ---------
           Net cash used in investing activities ...................................       (160,836)       (118,908)       (27,228)
                                                                                         ----------      ----------      ---------

Cash flows from financing activities:
   Proceeds from borrowings ........................................................        259,800         222,622        186,200
   Repayment of debt and capital leases ............................................       (324,112)       (188,547)      (198,192)
   Proceeds from convertible debt offering .........................................        149,500               -              -
   Proceeds from sale of accounts receivable .......................................              -          50,000              -
   Payment of debt fees ............................................................         (5,399)         (1,493)             -
   Proceeds from exercise of stock options .........................................          5,869           2,114            896
   Repurchase of common stock ......................................................              -            (268)          (505)
   Proceeds from issuance of common stock ..........................................              -               -          2,225
                                                                                         ----------      ----------      ---------
           Net cash provided by (used in) financing activities .....................         85,658          84,428         (9,376)
                                                                                         ----------      ----------      ---------

Net increase (decrease) in cash and cash equivalents ...............................            435           1,537         (5,628)
Cash and cash equivalents at beginning of period ...................................          5,688           4,151          9,779
                                                                                         ----------      ----------      ---------
Cash and cash equivalents at end of period .........................................     $    6,123      $    5,688      $   4,151
                                                                                         ==========      ==========      =========

Non-cash investing activities:
   Common stock received for net assets sold in business disposition ...............     $        -      $    9,901      $       -

Supplemental disclosures of cash flow information:
   Interest paid ...................................................................     $   15,493      $   15,976      $  13,215
   Income taxes paid ...............................................................     $    2,533      $    8,992      $  13,255

                             SCHOOL SPECIALTY, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS--(Continued)
                                 (In Thousands)

         The Company issued common stock and/or cash in connection with certain business combinations accounted for under the purchase method in the fiscal years ended April 27, 2002, April 28, 2001, and April 29, 2000. The fair values of the assets and liabilities of the acquired companies are presented as follows:

                                                                                                 For the Fiscal Year Ended
                                                                                   -----------------------------------------------
                                                                                    April 27,         April 28,         April 29,
                                                                                      2002              2001              2000
                                                                                      ----              ----              ----
                                                                                   (52 weeks)         (52 weeks)        (53 weeks)
Accounts receivable .........................................................      $    6,835         $  27,725         $    2,091
Inventories .................................................................           3,819             8,680              1,434
Current deferred tax assets .................................................             386                 -                  -
Prepaid expenses and other current assets ...................................           1,086             5,143                 65
Property, plant and equipment ...............................................           7,202             5,922                178
Goodwill ....................................................................         135,342            75,504              2,214
Intangible assets ...........................................................          33,877             2,750                  -
Other assets ................................................................              49                20                 13
Short-term debt and capital lease obligations ...............................          (2,483)           (1,217)                 -
Accounts payable ............................................................            (624)           (3,036)            (1,881)
Accrued liabilities .........................................................          (5,940)           (4,863)              (759)
Long-term debt and capital lease obligations ................................            (342)             (566)              (885)
Long-term deferred tax liabilities ..........................................         (13,147)                -                  -
                                                                                   ----------         ---------         ----------
   Net assets acquired ......................................................      $  166,060         $ 116,062         $    2,470
                                                                                   ==========         =========         ==========

The acquisitions were funded as follows:
Common stock ................................................................      $    2,700         $       -         $    1,178
Cash paid, net of cash acquired (1)..........................................         159,248           113,062              1,292
Note and other payable to selling shareholders ..............................           4,112             3,000                  -
                                                                                   ----------         ---------         ----------
   Total ....................................................................      $  166,060         $ 116,062         $    2,470
                                                                                   ==========         =========         ==========

(1) Fiscal 2002 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities, includes the payment of the fiscal 2001 note payable to selling shareholders.

          See accompanying notes to consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)

NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

         School Specialty, Inc. (the "Company"), is a Wisconsin corporation. The Company reincorporated from Delaware to Wisconsin effective August 29, 2000. The Company is primarily a direct marketer of supplemental education supplies to schools and teachers for pre-kindergarten through twelfth grade.

         The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of School Specialty, Inc., its subsidiaries and the companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition. All significant inter-company accounts and transactions have been eliminated.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Definition of Fiscal Year

         The Company's fiscal year ends on the last Saturday in April in each year. As used in these consolidated financial statements and related notes to consolidated financial statements, "fiscal 2002," "fiscal 2001," and "fiscal 2000" refer to the Company's fiscal years ended April 27, 2002 (52 weeks), April 28, 2001 (52 weeks), and April 29, 2000 (53 weeks), respectively.

Cash and Cash Equivalents

         The Company considers cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventories

         Inventories are stated at the lower of cost or market with cost generally determined on a weighted-average basis and consist primarily of products held for sale.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Additions and improvements are capitalized, whereas, maintenance and repairs are expensed as incurred. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from twenty-five to forty years for buildings and its components and three to fifteen years for furniture, fixtures and equipment. Property and equipment leased under capital leases is being amortized over the lesser of its useful life or its lease term. As required by Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of," the Company reviews property, plant and equipment for impairment if events or circumstances indicate an asset might be impaired.

Goodwill and Other Intangible Assets

         Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. The Company adopted SFAS No. 142 at the beginning of fiscal 2002. As a result of this adoption, goodwill is no longer subject to amortization but rather must be tested for impairment

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)

annually or more frequently if events or circumstances indicate goodwill might be impaired. Prior to fiscal 2002, goodwill was amortized using the straight-line method over fifteen to forty years. Other amortizable intangible assets include customer relationships, non-compete agreements and order backlog and are being amortized over their estimated useful lives ranging from one to fifteen years. Certain other intangible assets are not subject to amortization. See note on goodwill and other intangible assets.

Investments

         The Company held a preferred stock investment in a company which had been accounted for under the cost method. Under this method, the Company's investment was stated at cost and was periodically evaluated for impairment. As a result of these evaluations, the Company has written-off this investment due to the deteriorating financial condition of the company, reporting impairment changes of $1,657 and $1,500 during fiscal 2002 and fiscal 2000, respectively, within other expense in the consolidated statements of operations.

         The Company had an investment in the common stock of Riverdeep
Group plc, which was classified and accounted for as an available-for-sale security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains, net of tax, related to this investment were reported as other comprehensive income, a component of shareholders' equity. During fiscal 2002, the investment was sold, resulting in a realized pre-tax loss of $329.

Fair Value of Financial Instruments

         The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value.

Income Taxes

         Income taxes have been computed utilizing the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Revenue Recognition

         Revenue is recognized upon the delivery of products or upon the completion of services provided to customers.

Cost of Revenues

         Rebates received from vendors are recognized as a reduction in cost of revenues.

Deferred Catalog Costs

         Deferred catalog costs represent costs which have been paid to produce Company catalogs which will be used in/benefit future periods. Deferred catalog costs are amortized in amounts proportionate to expected revenues over the life of the catalog, which is typically one year or less. Amortization expense related to deferred catalog costs is included in the consolidated statement of operations as a component of selling, general and administrative

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


expenses. Such amortization expense for fiscal years 2002, 2001 and 2000, was $28,658, $22,905, and $16,076, respectively.

Shipping and Handling Costs

         The Company accounts for shipping and handling costs as a cost of revenues for shipments made directly from vendors to customers. For shipments from the Company's warehouses, the Company accounts for shipping and handling costs as a selling, general and administrative expense. The amount of shipping and handling costs in selling, general and administrative expenses for fiscal years 2002, 2001 and 2000 was $29,909, $28,561, and $23,410, respectively.

Foreign Currency Translation

         The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Resulting translation adjustments are included in foreign currency translation adjustment, a component of other comprehensive income.

New Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial statements or financial position.

Reclassifications

         Certain amounts previously reported have been reclassified to conform with the current year presentation.

NOTE 3--GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective at the beginning of fiscal 2002, the Company adopted SFAS No. 142, which resulted in goodwill no longer being subject to amortization, but rather an annual impairment test. The following information presents what reported net income, basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS") would have been had SFAS No. 142 been adopted at the beginning of fiscal 2000:

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)


                                                   Fiscal          Fiscal         Fiscal
                                                    2002            2001           2000
                                                    ----            ----           ----
    Reported net income ......................    $  21,779      $  11,931       $  18,515
       Add back: Goodwill amortization,
       net of tax ............................            -          5,046           4,498
                                                  ---------      ---------       ---------
    Adjusted net income ......................    $  21,779      $  16,977       $  23,013
                                                  =========      =========       =========

    Basic EPS:
       Reported basic EPS ....................    $    1.22      $    0.68       $    1.06
       Goodwill amortization .................            -           0.29       $    0.26
                                                  ---------      ---------       ---------
    Adjusted basic EPS .......................    $    1.22      $    0.97       $    1.32
                                                  =========      =========       =========

    Diluted EPS:
       Reported diluted EPS ..................    $    1.17      $    0.67       $    1.06
       Goodwill amortization .................            -           0.28            0.26
                                                  ---------      ---------       ---------
    Adjusted diluted EPS .....................    $    1.17      $    0.95       $    1.32
                                                  =========      =========       =========

         The following table presents details of the Company's intangible assets, excluding goodwill:

                                                                              Accumulated         Net Book
    April 27, 2002                                         Gross Value       Amortization          Value
    --------------                                         -----------       ------------          -----
    Amortizable intangible assets:
       Customer relationships ........................     $    19,384       $       (420)       $    18,964
       Non-compete agreements ........................           3,221               (793)             2,428
       Order backlog and other .......................           1,452               (464)               988
                                                           -----------       ------------        -----------
         Total amortizable intangible assets .........          24,057             (1,677)            22,380
    Non-amortizable intangible assets:
       Perpetual license agreement ...................          12,700                  -             12,700
       Other .........................................             377                  -                377
                                                           -----------       ------------        -----------
         Total non-amortizable intangible assets .....          13,077                  -             13,077
                                                           -----------       ------------        -----------
             Total intangible assets .................     $    37,134       $     (1,677)       $    35,457
                                                           ===========       ============        ===========
                                                                              Accumulated         Net Book
    April 28, 2001                                         Gross Value       Amortization          Value
    --------------                                         -----------       ------------          -----
    Amortizable intangible assets:
       Non-compete agreements ........................     $     2,851       $       (327)       $     2,524
       Other .........................................           4,362             (1,796)             2,566
                                                           -----------       ------------        -----------
             Total intangible assets .................     $     7,213       $     (2,123)       $     5,090
                                                           ===========       ============        ===========

         Intangible amortization expense included in selling, general and administrative expenses for fiscal years 2002, 2001 and 2000 was $1,131, $1,518 and $1,399, respectively.

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)

         Estimated intangible amortization expense for each of the five succeeding fiscal years is estimated to be:

                   2003 ..................................   $2,497
                   2004 ..................................    2,044
                   2005 ..................................    1,995
                   2006 ..................................    1,765
                   2007 ..................................    1,344

         The following information presents changes to net goodwill during the period beginning April 30, 2000 through April 27, 2002:

                        Balance at                                                    Balance at                          Balance at
                         April 30,              Business                               April 28,                           April 27,
    Segment                2000      Acquired  Dispositions Amortization  Adjustments    2001      Acquired   Adjustments    2002
    -------                ----      --------  ------------ ------------  -----------    ----      --------   -----------    ----
Traditional .........    $110,282    $ 46,709    $      -     $ (3,418)    $      -    $153,573    $    747    $  5,596    $159,916
Specialty ...........      72,208      28,795      (2,636)      (2,503)         344      96,208     134,032         790     231,030
                         --------    --------    --------     --------     --------    --------    --------    --------    --------
  Total .............    $182,490    $ 75,504    $ (2,636)    $ (5,921)    $    344    $249,781    $134,779    $  6,386    $390,946
                         ========    ========    ========     ========     ========    ========    ========    ========    ========

         During fiscal 2001, the Company sold the SmartStuff division for a pre-tax gain for approximately $500, which included the disposition of net goodwill of $963, and the Gresswell division, a pre-tax loss of approximately $700, which included the disposition of net goodwill of $1,673. The adjustments during fiscal 2001 in the Specialty segment primarily represent the accrual of additional purchase price consideration associated with the Company's acquisition of Scantron Quality Computers. The adjustments during fiscal 2002 in the Traditional segment represent the reclassification of the net book value of previously recorded intangible assets to goodwill upon adoption of SFAS No. 142 of $2,381. The balance of the adjustments within the Traditional segment represent the final allocation of purchase price associated with the acquisition of J.L. Hammett. The Specialty segment adjustments during fiscal 2002 represent additional cash consideration paid to the former owners of Global Video of $210 and final purchase accounting adjustments of $170. The balance of the fiscal 2002 adjustments represent foreign currency translation.

NOTE 4--BUSINESS COMBINATIONS

         On December 21, 2001, the Company acquired all of the issued and outstanding shares of capital stock of Premier Agendas, Inc. and Premier School Agendas Ltd., Agenda Scolaire Premier Ltee (together "Premier Agendas"). Premier Agendas, headquartered in Bellingham, Washington, is the largest provider of academic agendas in the United States and Canada. The Company expects the acquisition to create synergies with the existing student agenda brands Time Tracker and Hammond & Stephens. The aggregate purchase price, net of cash acquired, of $155,931, includes a $4,012 six-month note payable to the former owners of Premier Agendas that bears interest at two percent over LIBOR. The balance of the purchase price was funded primarily through borrowings under the Company's existing credit facility. The results of this acquisition have been included in the consolidated financial statements and are part of the Specialty segment results since the date of acquisition. The Company is in the process of finalizing restructuring related plans as a result of the acquisition and expects these and other adjustments to occur in fiscal 2003.

         The total purchase price was allocated to the tangible and intangible assets and liabilities acquired based upon their respective fair values as of the closing date of the acquisition. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities as follows:

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)



              Current assets ...............................       $    11,166
              Property, plant and equipment and other ......             6,684
              Identifiable intangible assets ...............            32,077
              Goodwill .....................................           127,869
              Liabilities assumed ..........................           (21,865)
                                                                   -----------
                                                                   $   155,931
                                                                   ===========

         Details of the acquired identifiable intangible assets as part of the Premier Agendas acquisition are as follows:

                                                       Allocated    Amortization
                      Acquired Intangibles               Value          Life
                      --------------------               -----          ----
                 Amortizable intangibles:
                   Customer relationships .........     $ 18,900      15 years
                   Order backlog ..................          400       1 year
                   Non-compete agreements .........           77       2 years
                                                        --------
                      Total .......................       19,377      14.7 years
                 Non amortizable intangibles:
                   Perpetual license agreement ....       12,700       N/A
                                                        --------
                      Total acquired intangibles ..     $ 32,077       N/A
                                                        ========


         The above acquired intangible valuations are based on a third-party valuation. In addition to the above intangible assets, the Company preliminarily recorded $127,869 of goodwill related to the Premier Agendas acquisition, which will not be deductible for income tax purposes.

         Also during fiscal 2002, the Company acquired three other businesses, accounted for under the purchase method of accounting, for a total purchase price, net of cash acquired, of $9,566 including $300 paid for non-compete agreements. The following transactions were paid for with cash and 120 shares of School Specialty, Inc. common stock:

         . April 2002 - Certain assets of the K-12 wholesale business of Bradburn School Supply, Inc., a marketer of supplemental educational supplies which will be operated from the Greenville, Wisconsin facility. Results are included in the Traditional segment since the date of acquisition.
         . October 2001 - Premier Science, a start-up science curriculum company which will be operated from the Mansfield, Ohio facility. Results are included in the Specialty segment since the date of acquisition.
         . May 2001 - Envision, Inc., based in Grand Junction, Colorado, a designer, producer and marketer of student agenda books. Results are included in the Specialty segment since the date of acquisition. The purchase price included 120 shares of School Specialty, Inc. common stock.

         The acquisitions resulted in goodwill of approximately $6,910, which is fully deductible for tax purposes. The resulting goodwill from the Bradburn acquisition of $747 is included in the Traditional segment, and the goodwill from the Premier Science and Envision acquisitions of $6,163 is included in the Specialty segment.

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)

         During fiscal 2001, the Company made two acquisitions accounted for under the purchase method for an aggregate purchase price, net of cash acquired, of $116,625, including $2,750 paid for non-compete agreements. The above purchase price includes subsequent cash payments related to final purchase price adjustments of $3,210 and $353, which were made during fiscal 2002. The businesses acquired were:

         . November 2000 - Certain assets of the K-12 wholesale business of the J.L. Hammett Company, a marketer of supplemental educational supplies, with operations in Lyons, New York and Southaven, Mississippi. Results are included in the Traditional segment since the date of acquisition.
         . June 2000 - Global Video, LLC, a designer, producer and marketer of educational videos, based in Tempe, Arizona. Results are included in the Specialty segment since the date of acquisition.

         Goodwill resulting from the above two transactions, including the affect of the fiscal 2002 adjustments, which is expected to be fully deductible for tax purposes, was approximately $79,098, of which, $49,923 has been allocated to the Traditional segment and $29,175 to the Specialty segment.

         During fiscal 2000, the Company made two acquisitions accounted for under the purchase method for an aggregate purchase price, net of cash acquired, of $2,470. The following transactions were paid for with cash and 57 shares of School Specialty, Inc. common stock:

         . May 1999 - Audio Graphic Systems, a marketer of school furnishings and audio/visual equipment located in Ontario, California. Results are included in the Traditional segment since the date of acquisition.
         . December 1999 - Scantron Quality Computers, Inc., a marketer and developer of educational software located in St. Claire Shores, Michigan. Results are included in the Specialty segment since the date of acquisition.

         Goodwill resulting from the Audio Graphic Systems acquisition of $1,934, which is included in the Traditional segment, is not deductible for tax purposes. Goodwill of $624 resulting from the Scantron acquisition is fully deductible for tax purposes and is included in the Specialty segment.

         The following information presents the unaudited pro forma results of operations of the Company for fiscal 2002 and 2001, and includes the Company's consolidated results of operations and the results of the companies acquired during fiscal 2002 and fiscal 2001 as if all such purchase acquisitions had been made at the beginning of fiscal 2001, with the exception of the historical results from the Bradburn and Premier Science acquisitions, which have been excluded as they are immaterial. The results presented below include certain pro forma adjustments to reflect the amortization of goodwill (if the transaction occurred during fiscal 2001) and amortizable intangible assets, adjustments to interest expense, and the inclusion of an income tax provision on all earnings:

                                                    Fiscal 2002      Fiscal 2001
                                                    -----------      -----------
                  Revenues ....................      $  851,260       $  864,797
                  Net income ..................          32,503           16,572

                  Net income per share:
                     Basic ....................      $     1.81       $     0.94
                     Diluted ..................      $     1.66       $     0.93

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

NOTE 5--RESTRUCTURING COSTS

     During 1999, the Company recorded a restructuring charge of $4,200 to consolidate warehousing, customer service and sales operations. During fiscal years 2000 and 1999, the Company terminated 43 and 152 employees, respectively, under this plan.

     During the fourth quarter of fiscal 2001, the Company recorded a restructuring charge of $4,500 to close redundant facilities and for related severance costs. The Company terminated 76 employees under this plan during fiscal 2001. Remaining payments primarily relate to commitments on a leased facility which expires in April 2005.

     Selected information related to the above restructurings is as follows:

                                                        Facility        Severance
                                                      Closure and          and            Other
                                                     Consolidation     Terminations       Costs          Total
                                                     -------------     ------------       -----          -----
Balance at April 24, 1999 .......................     $   1,101         $   1,285        $  366        $   2,752
   Utilizations .................................        (1,084)           (1,245)         (358)          (2,687)
                                                      ---------         ---------        ------        ---------
Balance at April 29, 2000 .......................            17                40             8               65
   Additions ....................................         2,391             1,544           565            4,500
   Utilizations .................................          (714)             (784)         (554)          (2,052)
                                                      ----------        ---------        ------       ----------
Balance at April 28, 2001 .......................         1,694               800            19            2,513
   Utilizations .................................          (991)             (640)          (19)          (1,650)
                                                      ---------         ---------        ------       ----------
Balance at April 27, 2002 .......................     $     703         $     160        $    -       $      863
                                                      =========         =========        ======       ==========

NOTE 6--PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                            April 27,            April 28,
                                                                              2002                 2001
                                                                              ----                 ----
Land ................................................................     $       538          $       678
Projects in progress ................................................           6,108                4,428
Buildings and leasehold improvements ................................          29,263               28,460
Furniture, fixtures, and other ......................................          33,514               23,915
Machinery and warehouse equipment ...................................          21,764               18,643
                                                                          -----------          -----------
                                                                               91,187               76,124
Less: Accumulated depreciation ......................................         (24,104)             (16,111)
                                                                          -----------          -----------
     Net property, plant and equipment ..............................     $    67,083          $    60,013
                                                                          ===========          ===========

     Depreciation expense for fiscal years 2002, 2001 and 2000 was $10,067, $7,523, and $5,523, respectively.

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)

NOTE 7--DEBT

Long-Term Debt
     Long-term debt consists of the following:

                                                                   April 27,     April 28,
                                                                     2002          2001
                                                                     ----          ----
Credit facility .............................................     $ 118,000     $ 179,002
Convertible debt ............................................       149,500             -
Sale-leaseback obligations ..................................        18,015        18,255
Notes payable ...............................................         4,136           136
Capital lease obligations ...................................           412           645
                                                                  ---------     ---------
                                                                    290,063       198,038
Less: Current maturities ....................................        (4,471)      (21,855)
                                                                  ---------     ---------
       Total long-term debt .................................     $ 285,592     $ 176,183
                                                                  =========     =========

     On September 30, 1998, the Company entered into a five year secured $350,000 credit facility (the "credit facility") with a syndicate of financial institutions, led by Bank of America, N.A. as Agent, consisting of a $250,000 revolving loan and a $100,000 term loan. Interest accrues at a rate of, at the Company's option, either (i) LIBOR plus an applicable margin of up to 2.25%, or
(ii) the lender's base rate plus an applicable margin of up to 1.00%, plus a fee of up to 0.5% on the unborrowed amount under the revolving loan. The credit facility is secured by substantially all of the assets of the Company and contains certain financial covenants. The Company was in compliance with these covenants at April 27, 2002. At April 27, 2002, the balance outstanding under the credit facility was $118,000 on the revolving loan. The term loan was paid in full during fiscal 2002. The effective interest rate under the credit facility for fiscal 2002 was 6.44%, which includes amortization of the loan origination fee and commitment fee on unborrowed funds, and excludes the effect of the interest rate swap agreement disclosed below.

     On July 30, 2001, the Company sold an aggregate principal amount of $130,000 of 6.0% convertible subordinated notes of the Company due in full August 1, 2008. The notes are convertible at any time prior to maturity into shares of School Specialty, Inc. common stock at a conversion price of $32.29 per share and accrue interest payable semi-annually. There are no scheduled principal payments due prior to maturity. Net proceeds from the sale of these notes was $125,675. On August 2, 2001, the purchasers of the notes exercised their over-allotment option in full and purchased an additional $19,500 aggregate principal amount of the notes, with net proceeds of $18,915. The Company used the total net proceeds from the offering of $144,590 to repay a portion of the debt outstanding under the credit facility.

     In November 2000, the Company entered into two sale-leaseback transactions which are accounted for as financings due to a technical default provision within the leases which could allow for continuing ownership involvement by the Company in the two properties. Under the agreements, the Company recorded debt of $18,525, which has an effective interest rate of 8.97%, excluding amortization of loan fees. The leases expire in November 2020.

     The Company entered into an interest rate swap agreement on December 13, 2000 (effective date of January 2, 2001), with The Bank of New York covering $50,000 of the outstanding borrowings under the credit facility. On April 29, 2001, the Company began accounting for the swap in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires derivative instruments, such as this interest rate swap, to be recorded on the balance sheet as either an asset or a liability measured at fair value. The swap was designated as a cash flow hedge and was considered highly effective throughout its term. As a result of adopting SFAS No. 133, the Company recognized the fair value of the swap liability of $660 ($396 net of tax) with the net of tax offset to accumulated other comprehensive income (loss) on the date of adoption. Subsequent net of tax changes in the swap's fair value of $163 were recorded as a component of accumulated other comprehensive loss during fiscal 2002, all of which was reclassified to the fiscal 2002, consolidated statement of operations when the hedged item affected earnings. The swap agreement fixed the 30-day LIBOR interest rate at 6.07 percent per annum on the $50,000 notional amount and had a one-year term which expired on January 2, 2002.

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

         As a result of the above swap agreements, interest expense was increased (decreased) in fiscal years 2002, 2001 and 2000 by $931, $(484) and $(592), respectively.

         The carrying value of variable rate long-term debt approximates fair value. The convertible subordinated notes had a fair value at April 27, 2002 of $168,561, determined using the closing bid price as reported on the National Association of Securities Dealers' Portal Market on April 27, 2002.

Maturities of Long-Term Debt

         Maturities of long-term debt, including capital lease obligations for our fiscal years, are as follows:

             2003 .............................................   $    4,471
             2004 .............................................      118,460
             2005 .............................................          477
             2006 .............................................          431
             2007 .............................................          529
             Thereafter .......................................      165,695
                                                                  ----------
                 Total maturities of long-term debt ...........   $  290,063
                                                                  ==========

NOTE 8--SECURITIZATION OF ACCOUNTS RECEIVABLE

         The Company and certain of its U.S. subsidiaries entered into an agreement (the "Receivables Facility") in November 2000 with a financial institution whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed New School, Inc. ("NSI"), a wholly-owned, special purpose, bankruptcy-remote subsidiary. As such, the assets of NSI will be available first and foremost to satisfy the claims of the creditors of NSI. NSI was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain subsidiaries transfer without recourse all their accounts receivables to NSI. NSI, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $50,000 for the sale of such undivided interest. The Company receives a fee from the financial institution for billing and collection functions, which remain the responsibility of the Company, that approximates fair value. The agreement initially expired in November 2001. In November 2001 it was amended to extend the expiration to November 19, 2002. On May 2, 2002, the Receivables Facility was amended to allow NSI to receive advances up to $100,000 under the Receivables Facility. Our retained interests in the receivables sold are recorded at fair value, which approximates cost, due to the short-term nature of the receivables sold.

         This two-step transaction is accounted for as a sale of receivables under the provision of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." There was $50,000 advanced under the Receivables Facility at April 27, 2002 and April 28, 2001, and accordingly, that amount of accounts receivable has been removed from the consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $1,985 and $1,389 and are included in other expenses in the consolidated statement of operations for fiscal years 2002 and 2001, respectively.

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)

NOTE 9--INCOME TAXES

         The provision for income taxes consists of:

                                                                             Fiscal        Fiscal      Fiscal
                                                                              2002          2001        2000
                                                                              ----          ----        ----
Current income tax expenses:
  Federal ............................................................     $   4,485     $   3,834   $   7,371
  State ..............................................................         1,701         1,410       2,003
                                                                           ---------     ---------   ---------
                                                                               6,186         5,244       9,374
Deferred income tax expense ..........................................         8,335         3,831       5,746
                                                                           ---------     ---------   ---------
     Total provision for income taxes ................................     $  14,521     $   9,075   $  15,120
                                                                           =========     =========   =========

Deferred taxes are comprised of the following:

                                                                            April 27,    April 28,
                                                                              2002          2001
                                                                              ----          ----
Current deferred tax assets (liabilities):
  Inventory ..........................................................     $   2,855     $   4,028
  Allowance for doubtful accounts ....................................         1,374         1,493
  Net operating loss carryforward ....................................         1,375         1,493
  Accrued liabilities ................................................          (613)         (885)
  Accrued restructuring ..............................................           334           994
  Charitable contribution carryforward ...............................         2,016           750
                                                                           ---------     ---------
     Total current deferred tax assets ...............................         7,341         7,873
                                                                           ---------     ---------
Long-term deferred tax assets (liabilities):
Net operating loss carryforward ......................................         1,494         2,284
Property and equipment ...............................................        (3,267)       (1,361)
Intangible assets ....................................................       (21,366)       (4,402)
Unrealized loss on investment ........................................             -           600
                                                                           ---------     ---------
     Total long-term deferred tax liabilities ........................       (23,139)       (2,879)
                                                                           ---------     ---------
     Net deferred tax (liabilities) assets ...........................     $ (15,798)    $   4,994
                                                                           =========     =========

         The Company has federal net operating loss carryforwards of approximately $5,387, on a consolidated basis, which expire during fiscal years 2011-2013. The carryforwards are also subject to an annual federal limitation on utilization pursuant to IRS Code Section 382 of approximately $3,900. The Company has state and foreign net operating losses of approximately $11,682, which will expire during fiscal years 2007-2022.

         The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                                             Fiscal        Fiscal      Fiscal
                                                                              2002          2001        2000
                                                                              ----          ----        ----
U.S. federal statutory rate ..........................................        35.0%         35.0%       35.0%
State income taxes, net of federal income tax benefit ................         4.5%          4.5         4.6
Non-deductible goodwill and intangible amortization ..................           -           6.2         5.4
Impact of divestitures ...............................................           -          (2.5)          -
Other ................................................................          .5%            -           -
                                                                             -----         -----       -----
Effective income tax rate ............................................        40.0%         43.2%       45.0%
                                                                             =====         =====       =====

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)



NOTE 10--OPERATING LEASE COMMITMENTS

         The Company leases various types of warehouse and office facilities and equipment, under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable operating leases for our fiscal years are as follows:

          2003 .................................................     $    8,023
          2004 .................................................          6,178
          2005 .................................................          6,019
          2006 .................................................          5,180
          2007 .................................................          4,791
          Thereafter ...........................................         23,003
                                                                     ----------
             Total minimum lease payments ......................     $   53,194
                                                                     ==========

         Rent expense for fiscal 2002, 2001 and 2000, was $8,398, $6,527, and $5,535, respectively.

NOTE 11--EMPLOYEE BENEFIT PLANS

         On June 9, 1998, the Company implemented the School Specialty, Inc. 401(k) Plan (the "401(k) Plan") which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. In fiscal years 2002, 2001, and 2000, the Company's matching contribution expense was $670, $657, and $564, respectively.

NOTE 12--SHAREHOLDERS' EQUITY

Earnings Per Share ("EPS")

         Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised. The following information presents the Company's computations of basic and diluted EPS for the periods presented in the consolidated statements of operations:

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)



                                                                             Income          Shares        Per Share
                                                                          (Numerator)    (Denominator)       Amount
                                                                          -----------    -------------       ------
Fiscal 2002:
   Basic EPS ...........................................................  $   21,779          17,917       $   1.22
                                                                                                           ========
   Effect of dilutive employee stock options ...........................           -             716
                                                                          ----------      ----------
   Diluted EPS .........................................................  $   21,779          18,633       $   1.17
                                                                          ==========      ==========       ========

Fiscal 2001:
   Basic EPS ...........................................................  $   11,931          17,495       $   0.68
                                                                                                           ========
   Effect of dilutive employee stock options ...........................          -              287
                                                                          ----------      ----------
   Diluted EPS .........................................................  $   11,931          17,782       $   0.67
                                                                          ==========      ==========       ========

Fiscal 2000:
   Basic EPS ...........................................................  $   18,515          17,429       $   1.06
                                                                                                           ========
   Effect of dilutive employee stock options ...........................          -               51
                                                                          ----------      ----------
   Diluted EPS .........................................................  $   18,515          17,480       $   1.06
                                                                          ==========      ==========       ========

         The Company had additional employee stock options outstanding of 128, 259, and 948 during fiscal 2002, 2001 and 2000, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive. Additionally, the impact of the conversion of the convertible debt to common stock has been excluded from the computation of fiscal 2002 diluted EPS because the impact was anti-dilutive.

Stock Offerings

         On April 16, 1999, the Company issued 2,400 shares in conjunction with a secondary public offering for net proceeds of $40,820. On May 17, 1999, the underwriters of the Company's secondary offering exercised their over allotment option for 151 shares of Company stock at $17.25 per share for net proceeds of $2,225.

Employee Stock Plans

         On June 10, 1998, the Company's Board of Directors approved the School Specialty, Inc. 1998 Stock Incentive Plan (the "Plan"). The purpose of the Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. The maximum number of options available for grant under the Plan, is equal to 20% of the Company's outstanding common stock. The maximum number of options available for grant in any fiscal year under the Plan is 1,200 shares.

         The Company accounts for options issued in accordance with Accounting Principles Board Opinion No. 25. Accordingly, because the exercise prices of the options is equal to the market price on the date of grant, no compensation expense has been recognized for the options granted to employees and directors. Had compensation expense related to the Company's stock option grants to employees and directors been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123 "Accounting for Stock Based Compensation", the Company's net income and net income per share would have been impacted as indicated in the following table:

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)

                                                           Fiscal         Fiscal        Fiscal
                                                            2002           2001          2000
                                                            ----           ----          ----
          Net income:
            As reported .............................   $   21,779     $   11,931     $  18,515
            Pro forma ...............................       18,923          9,197        14,954

          EPS:
            As reported:
              Basic .................................   $     1.22     $     0.68     $    1.06
              Diluted ...............................   $     1.17     $     0.67     $    1.06

            Pro forma:
              Basic .................................   $     1.06     $     0.53     $    0.86
              Diluted ...............................   $     1.02     $     0.52     $    0.86

          The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

                                                                    Fiscal       Fiscal       Fiscal
                                                                     2002         2001         2000
                                                                     ----         ----         ----
          Expected life of option .......................           7 years     7 years      7 years
          Risk free interest rate .......................             4.85%       5.30%        6.49%
          Expected volatility of stock ..................            58.38%      59.58%       67.14%

          The weighted-average fair value of options granted during fiscal years 2002, 2001 and 2000 was $15.53, $11.98, and $11.45, respectively.

     A summary of option transactions follows:

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)

                                                                  Options Outstanding          Options Exercisable
                                                                --------------------------   -------------------------
                                                                               Weighted-                    Weighted-
                                                                                Average                     Average
                                                                                Exercise                    Exercise
                                                                  Options         Price         Options      Price
                                                                -----------   ------------     ---------   -----------
   Balance at April 24, 1999 ...........................            2,366       $   16.70         118         $23.39
          Granted ......................................              803           16.23
          Exercised ....................................              (55)          16.21
          Canceled .....................................              (50)          20.20
                                                                ---------
   Balance at April 29, 2000 ...........................            3,064           16.53       1,973         $16.20
          Granted ......................................              243           18.58
          Exercised ....................................             (133)          15.83
          Canceled .....................................             (108)          16.99
                                                                ---------
   Balance at April 28, 2001 ...........................            3,066           16.70       2,173         $16.47
          Granted ......................................              338           24.67
          Exercised ....................................             (345)          17.47
          Canceled .....................................              (55)          17.97
                                                                ---------
   Balance at April 27, 2002 ...........................            3,004       $   17.48       2,192         $16.44
                                                                =========

     The following table summarizes information about stock options outstanding at April 27, 2002:

                                                       Options Outstanding                Options Exercisable
                                            -----------------------------------------    ----------------------
                                                                           Weighted-                 Weighted-
                                                         Weighted-          Average                   Average
                                                          Average           Exercise                  Exercise
    Range of Exercise Prices                Options        Life              Price       Options       Price
    ------------------------                -------     -----------       -----------    -------    -----------
    $12.00 - $15.00                            263          7.16            $14.37          135       $14.40
    $15.50 - $15.50                          1,484          6.12             15.50        1,484        15.50
    $15.63 - $20.31                            794          7.48             17.89          461        17.74
    $21.78 - $59.84                            463          8.28             24.91          112        26.06
                                             -----          ----            ------        -----       ------
                                             3,004          6.90            $17.48        2,192       $16.44
                                             =====          ====            ======        =====       ======


       Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one-hundred percent (cumulative) after the third year.

       On June 20, 2000, the Board of Directors approved the JuneBox.com, Inc. 2000 Equity Incentive Plan. JuneBox.com was a wholly owned subsidiary of School Specialty, Inc., and its stock was not publicly traded. No options were granted under this Plan during fiscal 2002 and 1,900 options were granted at fair market value at the date of grant during fiscal 2001. No options were exercised under this Plan. During fiscal 2002, JuneBox.com, Inc. was merged into School Specialty, Inc. The options outstanding at that time were replaced with School Specialty, Inc. options under the School Specialty, Inc. 1998 Stock Incentive Plan. The option

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)

holders were in the same economic position immediately before and after the replacement of JuneBox.com, Inc. options with School Specialty, Inc. options. The vesting provisions and option period of the original grants were not changed.

NOTE 13--SEGMENT INFORMATION

     The Company's business activities are organized around two principal business segments, Traditional and Specialty and operate principally in the United States, with limited Specialty segment operations in Canada. Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. While the segments serve a similar customer base, notable differences exist in products, gross margin and revenue growth rates. Products supplied within the Traditional segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Products supplied within the Specialty segment primarily target specific educational disciplines, such as art, industrial arts, physical education, sciences, and early childhood. This segment also supplies student academic planners. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies. All intercompany transactions have been eliminated.

     Effective with the beginning of fiscal 2002, the Company discontinued separately reporting the Internet segment, as the management of this business has changed such that this business is operated as a sales channel within the traditional and specialty segments. Amounts previously reported for the Internet segment have been reclassified to conform with fiscal 2002's presentation. The following table presents segment information:

                                                                     Fiscal         Fiscal          Fiscal
                                                                      2002           2001            2000
                                                                      ----           ----            ----
Revenues:
   Traditional................................................    $   480,922     $   415,001    $   386,715
   Specialty..................................................        286,465         277,673        252,556
                                                                  -----------     -----------    -----------
       Total..................................................    $   767,387     $   692,674    $   639,271
                                                                  ===========     ===========    ===========

Operating income and income before taxes:
   Traditional................................................    $    54,075     $    29,373    $    33,669
   Specialty..................................................         22,576          28,582         27,338
                                                                  -----------     -----------    -----------
       Total..................................................         76,651          57,955         61,007
   Corporate expenses.........................................         19,107          14,380         12,365
   Restructuring costs........................................              -           4,500              -
                                                                  -----------     -----------    -----------
       Operating income.......................................         57,544          39,075         48,642
   Interest expense and other.................................         21,244          18,069         15,007
                                                                  -----------     -----------    -----------
       Income before taxes....................................    $    36,300     $    21,006    $    33,635
                                                                  ===========     ===========    ===========

Identifiable assets (at fiscal year end):
   Traditional................................................    $   249,926     $   258,212    $   246,006
   Specialty..................................................        344,045         171,144        177,825
                                                                  -----------     -----------    -----------
       Total..................................................        593,971         429,356        423,831
   Corporate assets (1).......................................         79,671          94,003         31,018
                                                                  -----------     -----------    -----------
       Total..................................................    $   673,642     $   523,359    $   454,849
                                                                  ===========     ===========    ===========

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)

Depreciation and goodwill and intangible amortization:
   Traditional.................................................   $     4,003     $     6,689    $     6,129
   Specialty...................................................         3,882           6,588          5,080
                                                                  -----------     -----------    -----------
       Total...................................................         7,885          13,277         11,209
   Corporate...................................................         3,313           1,685            630
                                                                  -----------     -----------    -----------
       Total...................................................   $    11,198     $    14,962    $    11,839
                                                                  ===========     ===========    ===========

Expenditures for property, plant and equipment:
   Traditional.................................................   $     1,847     $     4,479    $     6,215
   Specialty...................................................         2,199           4,646          7,656
                                                                  -----------     -----------    -----------
       Total...................................................         4,046           9,125         13,871
   Corporate...................................................         8,064           6,075          3,480
                                                                  -----------     -----------    -----------
       Total...................................................   $    12,110     $    15,200    $    17,351
                                                                  ===========     ===========    ===========
(1) Includes assets of NSI.

NOTE 14--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following presents certain unaudited quarterly financial data, as restated, see "Restatement of Financial Statements," in notes to consolidated financial statements for fiscal 2002 and fiscal 2001:

                                                                                   Fiscal 2002
                                                  -----------------------------------------------------------------------
                                                     First          Second        Third(1)      Fourth(1)       Total
                                                  -----------    -----------     -----------    ----------      -----
                                                  As Restated    As Restated     As Restated
Revenues.......................................   $   260,162    $    269,656    $  104,005     $  133,564     $ 767,387
Gross profit...................................       100,294          99,834        39,746         54,106       293,980
Operating income (loss)........................        32,470          36,608        (8,203)        (3,331)       57,544
Net income (loss)..............................        16,446          19,162        (8,625)        (5,204)       21,779

Per share amounts:
   Basic.......................................   $      0.93    $       1.07    $    (0.48)    $    (0.29)    $    1.22
   Diluted.....................................   $      0.89    $       0.88    $    (0.48)    $    (0.29)    $    1.17

                                                                                   Fiscal 2001
                                                  -----------------------------------------------------------------------
                                                     First          Second         Third(2)    Fourth(2)(3)      Total
                                                     -----          ------       -----------   ------------      -----
                                                                                 As Restated    As Restated
Revenues.......................................   $   217,067    $    240,539    $   104,658    $  130,410     $ 692,674
Gross profit...................................        79,069          85,513         38,034        49,112       251,728
Operating income (loss)........................        24,107          27,782         (3,967)       (8,847)       39,075
Net income (loss)..............................        11,393          12,902         (4,908)       (7,456)       11,931

Per share amounts:
   Basic.......................................   $      0.65    $       0.74    $     (0.28)   $    (0.42)    $    0.68
   Diluted.....................................   $      0.65    $       0.73    $     (0.28)   $    (0.42)    $    0.67

     The summation of quarterly net income per share may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands Except Per Share Amounts)

     (1) During the third quarter of fiscal 2002, the Company acquired Premier Agendas, a highly seasonal business during a seasonally low period. This transaction had the affect of reducing fiscal 2002's third and fourth quarter's reported net income and related earnings per share.

     (2) During the third quarter of fiscal 2001, the Company acquired certain assets of the K-12 wholesale business of the J.L. Hammett Company, a highly seasonal business during a seasonally low period. This transaction had the affect of reducing fiscal 2001's third and fourth quarter's reported net income and related earnings per share.

     (3) During the fourth quarter of fiscal 2001, the Company recorded a $4,500 pre-tax restructuring charge. See "Restructuring Costs" for additional information related to this charge.

NOTE 15--RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the issuance of the Company's consolidated fiscal 2001 financial statements, the Company determined that two sale-leaseback transactions which occurred during fiscal 2001 were improperly accounted for. The Company initially accounted for the transactions as operating leases under sale-leaseback accounting. The leases contain a specific technical default provision within the agreements that could, under remote circumstances, allow for continuing ownership involvement by the Company in the two properties. Due to this specific default provision within the leases, the Company should have accounted for the transactions as financings as opposed to sales and subsequent operating leases. The following table summarizes the impact of this restatement on our fiscal 2001 financial statements:

                                                         As Reported     As Restated
                                                         -----------     -----------
At April 28, 2001:
   Prepaid expenses and other current assets ..........    $  18,457       $  18,300
   Property, plant and equipment ......................       43,522          60,013
   Other assets .......................................       16,735          17,468
   Current maturities - long-term debt ................       21,615          21,855
   Other accrued liabilities ..........................       13,862          13,021
   Long-term debt .....................................      158,168         176,183
   Deferred taxes .....................................        3,018           2,879
   Retained earnings ..................................       41,133          40,925

For the fiscal year ended April 28, 2001:
   Selling, general and administrative expenses .......    $ 208,647       $ 208,153
   Operating income ...................................       38,581          39,075
   Interest expense ...................................       16,142          16,983
   Income before provision for income taxes ...........       21,353          21,006
   Provision for income taxes .........................        9,214           9,075
   Net income .........................................       12,139          11,931
   Basic EPS ..........................................    $    0.69       $    0.68
   Diluted EPS ........................................    $    0.68       $    0.67

     Fiscal 2002's unaudited quarterly financial results, and fiscal 2001's third and fourth quarter unaudited financial results have also been restated. The following table summarizes the impact of this restatement on the Company's previously filed Form 10-Q's as applicable for these respective unaudited quarterly financial results:

                             SCHOOL SPECIALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands Except Per Share Amounts)


                                                                       For the Three Months Ended
                                            --------------------------------------------------------------------------------------
                                              January 27, 2001       July 28, 2001       October 27, 2001      January 26, 2002
                                              ----------------       -------------       ----------------      ----------------
                                                As         As        As         As         As         As         As         As
                                             Reported   Restated  Reported   Restated   Reported   Restated   Reported   Restated
Prepaid expenses and other current
  assets .................................  $      -   $      -   $ 22,782   $ 22,624   $      -  $      -    $      -   $      -
Property, plant and equipment ............    44,755     61,457     44,008     60,287     43,315    59,383      49,185     65,042
Other assets .............................     6,772      7,515     15,228     15,952     12,818    13,533      11,358     12,063
Current maturities - long-term debt ......    14,823     15,078     10,356     10,602     23,062    23,335       4,412      4,691
Accrued income tax .......................         -          -          -          -     14,050    13,777       8,115      7,776
Other accrued liabilities ................    25,037     24,250     27,028     25,991     16,915    16,232      21,463     20,791
Long-term debt ...........................   167,102    185,185    204,410    222,355    154,934   172,808     278,221    296,023
Retained earnings ........................    48,487     48,381     57,680     57,371     76,944    76,536      68,416     67,908
Selling, general and administrative
  expenses ...............................    42,245     42,001     68,074     67,824     63,477    63,226      48,199     47,949
Operating income (loss) ..................    (4,211)    (3,967)    32,220     32,470     36,357    36,608      (8,453)    (8,203)
Interest expense .........................     4,214      4,635      3,805      4,223      4,156     4,573       3,769      4,185
Income (loss) before provision for
  (benefit from) income taxes ............    (9,790)    (9,967)    27,579     27,411     32,104    31,938     (14,208)   (14,374)
Provision for (benefit from) income
  taxes ..................................    (4,988)    (5,059)    11,032     10,965     12,843    12,776      (5,683)    (5,749)
Net income (loss) ........................    (4,802)    (4,908)    16,547     16,446     19,261    19,162      (8,525)    (8,625)
Basic EPS ................................  $  (0.27)  $  (0.28)  $   0.93   $   0.93   $   1.08  $   1.07    $  (0.47)  $  (0.48)
Diluted EPS ..............................  $  (0.27)  $  (0.28)  $   0.90   $   0.89   $   0.89  $   0.88    $  (0.47)  $  (0.48)


     The originally reported unaudited year-to-date quarterly basic and diluted EPS for the above periods have been restated as follows:

                                                                Basic EPS                      Diluted EPS
                                                       ---------------------------    ----------------------------
                                                       As Reported     As Restated    As Reported      As Restated
      Nine months ended January 27, 2001 ............     $1.12           $1.11           $1.10            $1.10
      Six months ended October 27, 2001 .............     $2.01           $2.00           $1.78            $1.77
      Nine months ended January 26, 2002 ............     $1.53           $1.51           $1.39            $1.38

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

        Information previously reported.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     (a) Executive Officers. Reference is made to "Executive Officers of the Registrant" in Part I hereof.

     (b) Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 27, 2002, under the caption "Election of Directors," which information is incorporated by reference herein.

     (c) Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 27, 2002, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated by reference herein.

Item 11. Executive Compensation

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 27, 2002, under the captions "Executive Compensation," "Employment Contracts and Related Matters," "Non-Employee Director Compensation," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph," which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 27, 2002, under the captions "Security Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information," which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

     Not applicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements (See Part II, Item 8).

     Consolidated Financial Statements

          Reports of Independent Public Accountants

          Consolidated Balance Sheets as of April 27, 2002, and April 28, 2001 As Restated

          Consolidated Statements of Operations for the fiscal years ended April 27, 2002 (52 weeks), April 28, 2001 (52 weeks) As Restated, and April 29, 2000 (53 weeks)

          Consolidated Statements of Shareholders' Equity for the fiscal years ended April 27, 2002 (52 weeks), April 28, 2001 (52 weeks) As Restated, and April 29, 2000 (53 weeks)

          Consolidated Statements of Cash Flows for the fiscal years ended April 27, 2002 (52 weeks), April 28, 2001 (52 weeks) As Restated, and April 29, 2000 (53 weeks)

          Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule (See Exhibit 99-1).

       Schedule for the fiscal years ended April 27, 2002 (52 weeks), April 28, 2001 (52 weeks), and April 29, 2000 (53 weeks): Schedule II - Valuation and Qualifying Accounts.

(a)(3) Exhibits.

       See (c) below.

(b)    Reports on Form 8-K.

       The Company filed three reports on Form 8-K since the beginning of the fourth quarter of fiscal 2002 as follows:

       (1) Form 8-K/A dated December 21, 2001, filed on March 5, 2002, under Items 2 and 7. The Company filed financial statements and pro forma financial information relating to its acquisition of all the issued and outstanding shares of capital stock of Premier Agendas, Inc. and Premier School Agendas, Ltd., Agenda Scolaire Premier Ltee.

       (2) Form 8-K dated March 8, 2002, filed on March 11, 2002, under Item 5. The Company reported the unexpected death of its Chairman and Chief Executive Officer, Daniel P. Spalding.

       (3) Form 8-K dated and filed on June 11, 2002, under Item 4. The Company dismissed Arthur Andersen LLP as its independent auditors and engaged Deloitte & Touche LLP to act as its independent auditor.

(c)    Exhibits.

       See the Exhibit Index, which is incorporated by reference herein.

(d)    Financial Statements Excluded from Annual Report to Shareholders.

       Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Appleton, State of Wisconsin, on July 22, 2002.

                                      SCHOOL SPECIALTY, INC.


                                      By: /s/ David J. Vander Zanden
                                          --------------------------------------
                                          David J. Vander Zanden
                                          President and Chief Operating Officer
                                          (Interim Chief Executive Officer)

         Each person whose signature appears below hereby constitutes and appoints David J. Vander Zanden and Mary M. Kabacinski, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below.

           Name                                            Title                                   Date
           ----                                            -----                                   ----
/s/ David J. Vander Zanden              President, Chief Operating Officer                    July 22, 2002
------------------------------
David J. Vander Zanden                  and Director (Interim Chief Executive Officer)

/s/ Mary M. Kabacinski                  Chief Financial Officer                               July 22, 2002
------------------------------
Mary M. Kabacinski                      (Principal Financial and Accounting Officer)

/s/ Leo C. McKenna                      Interim Chairman of the Board                         July 22, 2002
------------------------------
Leo C. McKenna

/s/ Jonathan J. Ledecky                 Director                                              July 22, 2002
------------------------------
Jonathan J. Ledecky

/s/ Rochelle Lamm                       Director                                              July 22, 2002
------------------------------
Rochelle Lamm

/s/ Jerome M. Pool                      Director                                              July 22, 2002
------------------------------
Jerome M. Pool

                                INDEX TO EXHIBITS

Exhibit
 Number          Document Description

  2.1 Purchase Agreement by and among Franklin Covey Co., Franklin Covey Canada Ltd., School Specialty, Inc., and 3956831 Canada Inc., dated November 13, 2001, incorporated herein by reference to Exhibit 2.1(a) of School Specialty's Current Report on Form 8-K dated December 21, 2001.

  2.2 Amendment to Purchase Agreement by and among Franklin Covey Co., Franklin Covey Canada Ltd., School Specialty, Inc., and 3956831 Canada, Inc., dated December 21, 2001, incorporated herein by reference to Exhibit 2.1(b) of School Specialty's Current Report on Form 8-K dated December 21, 2001.

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

  4.2 Amended and Restated Pledge Agreement dated as of September 30, 1998 given by School Specialty, Inc. and the other pledgors named therein to Nationsbank, N.A. as Administrative Agent, incorporated herein by reference to Exhibit 4.2 of School Specialty, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 28, 2001.

  4.3 Amended and Restated Security Agreement dated as of September 30, 1998 given by School Specialty, Inc. and the other grantors named therein to Nationsbank, N.A. as Administrative Agent, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 28, 2001.

  4.4 Amendment No. 1 to Amended and Restated Credit Agreement dated as of May 12, 2000, incorporated herein by reference to Exhibit
                10.1 of School Specialty's Quarterly Report on Form 10-Q for the period ended July 29, 2000.

  4.5 Consent and Amendment to Amended and Restated Credit Agreement dated November 20, 2000, incorporated herein by reference to Exhibit No. 4.5 of School Specialty, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 28, 2001.

  4.6 Amendment No. 2 to Amended and Restated Credit Agreement dated as of July 12, 2001 incorporated herein by reference to Exhibit No. 4.1 of School Specialty, Inc.'s Report on Form 10-Q for the period ended July 28, 2001.

                                INDEX TO EXHIBITS

 Exhibit
 Number         Document Description

   4.7 Amendment No. 3 to Amended and Restated Credit Agreement dated as of July 24, 2001 incorporated herein by reference to Exhibit No. 4.2 of School Specialty, Inc.'s Report on Form 10-Q for the period ended July 28, 2001.

   4.8 Consent to Amended and Restated Credit Agreement dated December 10, 2001, incorporated herein by reference to Exhibit No. 4.1 of School Specialty, Inc.'s Report on Form 10-Q for the period ended January 26, 2002.

   4.9 Consent to Amended and Restated Credit Agreement dated as of April 26, 2002.

   4.10 Indenture dated as of July 30, 2001 between the Company and BNY Midwest Trust Company as Trustee, incorporated herein by reference to Exhibit No. 4.3 of School Specialty, Inc.'s Report on Form 10-Q for the period ended July 28, 2001.

   4.11 Registration Agreement dated as of July 30, 2001 between the Company and Salomon Smith Barney, incorporated herein by reference to Exhibit No. 4.4 of School Specialty, Inc.'s Report on Form 10-Q for the period ended July 28, 2001.

   4.12 Certain other long-term debt as described in the Notes to Consolidated Financial Statements. School Specialty, Inc. agrees to furnish the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in the Notes to Consolidated Financial Statements and not filed herewith.

  10.1*         Employment Agreement dated September 3, 1999 between Daniel P.
                Spalding and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.'s Quarterly Report on Form 10-Q for the period ended October 23, 1999.

  10.2*         Employment Agreement dated September 3, 1999 between Mary M.
                Kabacinski and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.'s Quarterly Report on Form 10-Q for the period ended October 23, 1999.

  10.3*         Employment Agreement dated September 3, 1999 between Donald J.
                Noskowiak and School Specialty, Inc., incorporated herein by reference to Exhibit 10.3 of School Specialty, Inc.'s Quarterly Report on Form 10-Q for the period ended October 23, 1999.

  10.4* Employment Agreement dated March 26, 2001 between A. Brent Pulsipher and School Specialty, Inc., incorporated herein by reference to School Specialty, Inc.'s Annual Report on Form 10-K for the period ended April 28, 2001.

  10.5* Employment Agreement dated May 1, 2002 between David J. Vander Zanden and School Specialty, Inc.

  10.6* Amended and Restated 1998 Stock Incentive Plan dated June 20, 2000, incorporated herein by reference to Appendix C of the School Specialty, Inc. definitive Proxy Statement dated July 24, 2000.

  10.7*         School Specialty, Inc. Incentive Bonus Plan.

                                INDEX TO EXHIBITS

Exhibit
Number          Document Description

  10.8 Receivables Purchase Agreement dated November 22, 2000, incorporated herein by reference to Exhibit 10.1(a) of School Specialty, Inc.'s Quarterly Report on Form 10-Q for the period ended January 27, 2001.

  10.9 Amendment No. 1 to the Receivables Purchase Agreement dated as of January 1, 2001, incorporated herein by reference to Exhibit No. 10.2 of School Specialty, Inc.'s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

  10.10 Amendment No. 2 to the Receivables Purchase Agreement dated as of July 13, 2001, incorporated herein by reference to Exhibit No. 10.3 of School Specialty, Inc.'s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

  10.11 Amendment No. 3 to the Receivables Purchase Agreement dated as of November 20, 2001, incorporated herein by reference to exhibit No. 10.1 of School Specialty, Inc.'s Quarterly Report on Form 10-Q for the period ended October 27, 2001.

  10.12 Amendment No. 4 to the Receivables Purchase Agreement dated as of May 2, 2002.

  10.13 Receivables Sale Agreement dated November 22, 2000, incorporated herein by reference to Exhibit 10.1(b) of School Specialty, Inc.'s Quarterly Report on Form 10-Q for the period ended January 27, 2001.

  10.14 Amendment No. 1 to the Receivables Sale Agreement dated as of July 13, 2001 and incorporated herein by reference to Exhibit No. 10.1 of School Specialty, Inc.'s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

  12.1          Statement Regarding Computation of Ratio of Earnings to Fixed
                Charges.

  16.1 Letter from Arthur Andersen LLP dated June 11, 2002 to the SEC incorporated herein by reference to Exhibit 16.1 of School Specialty, Inc.'s current report on Form 8-K dated June 11, 2002.

  16.2 Letter from PricewaterhouseCoopers LLP dated December 14, 2000 to the SEC incorporated herein by reference to Exhibit 16.1 of School Specialty, Inc.'s current report on Form 8-K dated December 14, 2000.

  21.1          Subsidiaries of School Specialty, Inc.

  23.1          Consent of Deloitte & Touche LLP.

  23.2          Consent of PricewaterhouseCoopers LLP.

  99.1          Schedule II - Valuation and Qualifying Accounts.

  99.2          Forward-Looking Statements

*Management contract or compensatory plan or arrangement.