Form 10-Q
period 2002-07-27
SCHOOL SPECIALTY INC
filed 2002-08-30
CIK 1055454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 27, 2002.

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

                                 Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
                    Class                                       August 23, 2002
                    -----                                       ---------------
       Common Stock, $0.001 par value                              18,242,809

                             SCHOOL SPECIALTY, INC.

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JULY 27, 2002

PART I - FINANCIAL INFORMATION
------------------------------

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
ITEM 1.    CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets at July 27, 2002, April 27, 2002, and July 28, 2001....      1

           Condensed Consolidated Statements of Operations for the Three Months Ended July 27, 2002
                 and July 28, 2001......................................................................      2

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 27, 2002
                 and July 28, 2001......................................................................      3

           Notes to Condensed Consolidated Financial Statements.........................................      5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........     12

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK...................................     15

PART II-OTHER INFORMATION
-------------------------
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................................................     15







                                    -Index-

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  Condensed Consolidated Unaudited Financial Statements

                             SCHOOL SPECIALTY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                   July 27,   April 27,    July 28,
                                                                     2002       2002         2001
                                                                  ---------   ---------   -----------
                                                                                          As Restated
                                                                                          See Note 12
     ASSETS
     ------
Current assets:

  Cash and cash equivalents ...................................   $   5,026   $   6,123   $   4,058
  Accounts receivable, less allowance for doubtful accounts of
    $2,809, $2,719 and $3,413, respectively ...................     174,744      34,356     142,270
  Inventories .................................................     106,439      98,148     111,248
  Deferred catalog costs ......................................       7,655      13,590       9,637
  Prepaid expenses and other current assets ...................       9,316      12,770      11,558
  Assets held for sale ........................................       1,350        --         1,429
  Deferred taxes ..............................................       7,341       7,341       7,873
                                                                  ---------   ---------   ---------
    Total current assets ......................................     311,871     172,328     288,073
Property and equipment, net ...................................      65,149      67,083      60,287
Goodwill ......................................................     391,315     390,946     260,673
Intangible assets, net ........................................      34,752      35,457       2,543
Other .........................................................       7,382       7,828      15,952
                                                                  ---------   ---------   ---------
    Total assets ..............................................   $ 810,469   $ 673,642   $ 627,528
                                                                  =========   =========   =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Current maturities - long-term debt .........................   $     433   $   4,471   $  10,602
  Accounts payable ............................................     104,012      47,097      95,747
  Accrued compensation ........................................      12,421      16,712       8,555
  Deferred revenue ............................................      11,029      10,681       1,779
  Accrued restructuring .......................................         752         863       1,866
  Other accrued liabilities ...................................      34,207      13,917      24,212
                                                                  ---------   ---------   ---------
    Total current liabilities .................................     162,854      93,741     142,761
  Long-term debt ..............................................     325,465     285,592     222,355
  Deferred taxes ..............................................      23,139      23,139       3,018
                                                                  ---------   ---------   ---------
    Total liabilities .........................................     511,458     402,472     368,134

Shareholders' equity:
  Preferred stock, $0.001 par value per share, 1,000,000 shares
    authorized; none outstanding ..............................        --          --          --
  Common stock, $0.001 par value per share, 150,000,000 shares authorized and 18,234,015, 18,046,315 and 17,825,544 shares
    issued and outstanding, respectively ......................          18          18          18
  Capital paid-in excess of par value .........................     212,012     208,053     202,558
  Accumulated other comprehensive income (loss) ...............         321         395        (553)
  Retained earnings ...........................................      86,660      62,704      57,371
                                                                  ---------   ---------   ---------
     Total shareholders' equity ...............................     299,011     271,170     259,394
                                                                  ---------   ---------   ---------
     Total liabilities and shareholders' equity ...............   $ 810,469   $ 673,642   $ 627,528
                                                                  =========   =========   =========

See accompanying notes to condensed consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                              For the Three
                                                               Months Ended
                                                       --------------------------
                                                         July 27,       July 28,
                                                          2002           2001
                                                       ---------     ------------
                                                                      As Restated
                                                                      See Note 12
Revenues .........................................     $ 298,027      $ 260,162
Cost of revenues .................................       173,536        159,868
                                                       ---------      ---------
   Gross profit ..................................       124,491        100,294
Selling, general and administrative expenses .....        79,553         67,824
                                                       ---------      ---------
   Operating income ..............................        44,938         32,470
Other (income) expense:
   Interest expense ..............................         4,508          4,223
   Interest income ...............................            (1)           (16)
   Other .........................................           472            852
                                                       ---------      ---------
Income before provision for income taxes .........        39,959         27,411
Provision for income taxes .......................        16,003         10,965
                                                       ---------      ---------
Net income .......................................     $  23,956      $  16,446
                                                       =========      =========
Weighted average shares outstanding:
   Basic .........................................        18,158         17,738
   Diluted .......................................        23,433         18,399
Net income per share:
   Basic .........................................     $    1.32      $    0.93
   Diluted .......................................     $    1.08      $    0.89


See accompanying notes to condensed consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                  For the Three
                                                                                  Months Ended
                                                                            -----------------------
                                                                             July 27,      July 28,
                                                                              2002           2001
                                                                            ---------    -----------
                                                                                         As Restated
                                                                                         See Note 12
Cash flows from operating activities:
   Net income ...........................................................   $  23,956     $  16,446
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization expense ..............................       3,627         2,504
     Amortization of debt fees and other ................................         561           613
     Restructuring related payments .....................................        (111)         (647)
     Loss on disposal or impairment of property and equipment ...........         965            32
   Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations accounted for under the purchase method):

     Accounts receivable ................................................    (140,396)     (101,883)
     Inventories ........................................................      (8,308)       (8,918)
     Prepaid expenses and other current assets ..........................       9,388        12,209
     Accounts payable ...................................................      56,919        37,851
     Accrued liabilities ................................................      16,738        11,317
                                                                            ---------     ---------
       Net cash used in operating activities ............................     (36,661)      (30,476)
                                                                            ---------     ---------
Cash flows from investing activities:
   Cash paid in acquisitions, net of cash acquired ......................      (4,016)       (6,760)
   Additions to property and equipment ..................................      (3,424)       (2,306)
   Proceeds from the disposal of property and equipment .................          96           187
   Proceeds from note receivable ........................................        --           1,115
                                                                            ---------     ---------
       Net cash used in investing activities ............................      (7,344)       (7,764)
                                                                            ---------     ---------
Cash flows from financing activities:
   Proceeds from bank borrowings ........................................      63,200        54,900
   Repayment of debt and capital leases .................................     (23,353)      (20,000)
   Payment of debt fees and other .......................................        (115)         (364)
   Proceeds from exercise of stock options ..............................       3,176         2,074
                                                                            ---------     ---------
       Net cash provided by financing activities ........................      42,908        36,610
                                                                            ---------     ---------
Net decrease in cash and cash equivalents ...............................      (1,097)       (1,630)
Cash and cash equivalents, beginning of period ..........................       6,123         5,688
                                                                            ---------     ---------
Cash and cash equivalents, end of period ................................   $   5,026     $   4,058
                                                                            =========     =========


See accompanying notes to condensed consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                   (Unaudited)
                                 (In thousands)

The Company issued common stock and cash in connection with a business combination accounted for under the purchase method in the three months ended July 28, 2001. The fair values of the assets and liabilities of the acquired company is presented as follows:

                                                                     For the Three
                                                                     Months Ended
                                                                     July 28, 2001
                                                                     -------------
Accounts receivable ...........................................         $    29
Inventories ...................................................             138
Prepaid expenses and other current assets .....................              11
Property and equipment ........................................             554
Goodwill and intangible assets ................................           5,930
Short-term debt and capital lease obligations .................             (19)
Accrued liabilities ...........................................            (393)
                                                                        -------
   Net assets acquired ........................................         $ 6,250
                                                                        =======
The acquisitions were funded as follows:
Cash paid, net of cash acquired (1) ...........................         $ 3,550
Common stock ..................................................           2,700
                                                                        -------
   Total ......................................................         $ 6,250
                                                                        =======

(1) Fiscal 2003 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities, includes the payment of a note payable to selling shareholders related to the acquisition of Premier Agendas. Fiscal 2002 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities, includes the payment of an earn-out provision to the former owners of Global Video.

See accompanying notes to condensed consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at April 27, 2002, has been derived from the Company's audited financial statements for the fiscal year ended April 27, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 27, 2002.

Certain amounts previously reported have been reclassified to conform with the current year presentation.

NOTE 2 - SHAREHOLDERS' EQUITY

Changes in shareholders' equity during the three months ended July 27, 2002, were as follows:

      Shareholders' equity balance at April 27, 2002            $271,170
      Net income                                                  23,956
      Issuance of common stock in conjunction with
        stock option exercises                                     3,176
      Tax benefit on option exercises                                783
      Foreign currency translation adjustment                        (74)
                                                                --------
      Shareholders' equity balance at July 27, 2002             $299,011
                                                                ========

Comprehensive income for the periods presented in the consolidated statements of operations was as follows:

                                                                   For the Three Months Ended
                                                                   --------------------------
                                                                    July 27,        July 28,
                                                                      2002            2001
                                                                      ----            ----
Net income                                                          $23,956          $16,446
Other comprehensive loss:
  Unrealized loss on available-for-sale securities, net of tax            -             (128)
  Unrealized loss on derivative financial instrument:
     Unrealized holding loss, net of tax                                  -             (471)
     Less: Reclassification adjustment for losses included
       in net income, net of tax                                          -             (144)
                                                                    -------          -------
  Net unrealized loss on derivative financial instrument
     recognized in other comprehensive income                             -             (615)
  Foreign currency translation adjustment                               (74)               -
                                                                    -------          -------
Total comprehensive income                                          $23,882          $15,703
                                                                    =======          =======


                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)


NOTE 3 - EARNINGS PER SHARE

The following information presents the Company's computations of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS") for the periods presented in the consolidated statements of operations:

                                             Income       Share      Per Share
                                          (Numerator) (Denominator)    Amount
                                           ---------   -----------     ------
     Three months ended July 27, 2002:

     Basic EPS                              $23,956       18,158      $  1.32
                                                                      =======
     Effect of dilutive stock options             -          646
     Effect of convertible debt               1,452        4,629
                                            -------       ------
     Diluted EPS                            $25,408       23,433      $  1.08
                                            =======       ======      =======
     Three months ended July 28, 2001:

     Basic EPS                              $16,446       17,738      $  0.93
                                                                      =======
     Effect of dilutive stock options             -          661
                                            -------       ------
     Diluted EPS                            $16,446       18,399      $  0.89
                                            =======       ======      =======

The Company had additional employee stock options outstanding during the three months ended July 27, 2002 and July 28, 2001 of 206 and 62, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of the statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of the statement.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company's intangible assets:

                                                                 Accumulated         Net Book
                                                 Gross Value     Amortization         Value
                                                 -----------     ------------      -----------
July 27, 2002
-------------
Amortizable intangible assets:
   Customer relationships                        $    19,384     $      (742)      $    18,642
   Non-compete agreements                              3,221            (965)            2,256
   Order backlog and other                             1,452            (675)              777
                                                 -----------     -----------       -----------
     Total amortizable intangible assets              24,057          (2,382)           21,675
Non-amortizable intangible assets:
   Perpetual license agreement                        12,700               -            12,700
   Other                                                 377               -               377
                                                 -----------     -----------       -----------
     Total non-amortizable intangible assets          13,077               -            13,077
                                                 -----------     -----------       -----------
       Total intangible assets                   $    37,134     $    (2,382)      $    34,752
                                                 ===========     ============      ===========

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                    Accumulated    Net Book
      April 27, 2002                                  Gross Value   Amortization     Value
      --------------                                  -----------   ------------   --------
      Amortizable intangible assets:
         Customer relationships ...................    $ 19,384       $   (420)    $ 18,964
         Non-compete agreements ...................       3,221           (793)       2,428
         Order backlog and other ..................       1,452           (464)         988
                                                       --------       --------     --------
           Total amortizable intangible assets ....      24,057         (1,677)      22,380
      Non-amortizable intangible assets:
         Perpetual license agreement ..............      12,700           --         12,700
         Other ....................................         377           --            377
                                                       --------       --------     --------
           Total non-amortizable intangible assets       13,077           --         13,077
                                                       --------       --------     --------
             Total intangible assets ..............    $ 37,134       $ (1,677)    $ 35,457
                                                       ========       ========     ========

                                                                    Accumulated    Net Book
      July 28, 2001                                   Gross Value   Amortization     Value
      -------------                                   -----------   ------------   --------
      Amortizable intangible assets:
         Non-compete agreements ...................    $  2,750       $   (367)    $  2,383
         Other ....................................         517           (357)         160
                                                       --------       --------     --------
           Total amortizable intangible assets ....    $  3,267       $   (724)    $  2,543
                                                       ========       ========     ========

Intangible amortization expense included in selling, general and administrative expenses for the three months ended July 28, 2002 and July 27, 2001 was $706 and $167, respectively.

Estimated intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2003 is estimated to be:

            Fiscal 2003 (nine months remaining) .............  $1,791
            Fiscal 2004 .....................................   2,044
            Fiscal 2005 .....................................   1,995
            Fiscal 2006 .....................................   1,764
            Fiscal 2007 .....................................   1,344
            Fiscal 2008 .....................................   1,344

The following information presents changes to net goodwill during the period beginning July 28, 2001 through July 27, 2002:

                   Balance at                               Balance at                  Balance at
                    July 28,                                 April 27,                   July 27,
     Segment          2001       Acquired    Adjustments       2002       Adjustments      2002
     -------       ----------   ----------  ------------    ----------   ------------   ----------
Traditional .....  $  155,967   $      747  $      3,202    $  159,916   $         -    $  159,916
Specialty .......     104,706      127,984        (1,660)      231,030           369       231,399
                   ----------   ----------  ------------    ----------   -----------    ----------
  Total .........  $  260,673   $  128,731  $      1,542    $  390,946   $       369    $  391,315
                   ==========   ==========  ============    ==========   ===========    ==========

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)

The adjustments during fiscal 2002 in the Traditional segment represent the final allocation of purchase price associated with the acquisition of J.L. Hammett. The Specialty segment adjustments during fiscal 2002 represent final purchase accounting adjustments of $(2,188) related to Global Video and $118 related to Envision. The balance of the fiscal 2002 adjustments represent foreign currency translation. The adjustments during fiscal 2003 in the Specialty segment primarily represent $447 for exit costs, consisting of employee termination and facility closure costs, related to the closure of regional sales offices at Premier Agendas. The balance of the fiscal 2003 adjustments represent foreign currency translation.

NOTE 6 - PRO FORMA RESULTS

The following information presents the unaudited pro forma results of operations of the Company for the three months ended July 28, 2001, and includes the Company's consolidated results of operations and the results of the companies acquired during fiscal 2002 as if all such purchase acquisitions had been made at the beginning of fiscal 2002, with the exception of the historical results from the Bradburn and Premier Science acquisitions, which have been excluded as they are immaterial. The results presented below include certain pro forma adjustments to reflect the amortization of certain amortizable intangible assets, adjustments to interest expense, and the inclusion of an income tax provision on all earnings for the three months ended July 28, 2001:

                                     For the Three
                                      Months Ended
                                     July 28, 2001
                                     -------------
      Revenues......................   $294,415
      Net income....................     22,344
      Net income per share:
         Basic......................      $1.26
         Diluted....................      $1.21

The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 2002 or the results that may occur in the future. No pro forma results are provided for fiscal 2003, as no acquisitions occurred during fiscal 2003.

NOTE 7 - SEGMENT INFORMATION

The Company's business activities are organized around two principal business segments, Traditional and Specialty and operate principally in the United States, with limited Specialty segment operations in Canada. Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. While the segments serve a similar customer base, notable differences exist in products, gross margin and revenue growth rates. Products supplied within the Traditional segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Products supplied within the Specialty segment target specific educational disciplines, such as art, industrial arts, physical education, sciences and early childhood. This segment also supplies student academic planners. All intercompany transactions have been eliminated.

The following table presents segment information:

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                            Three Months Ended
                                                          ----------------------
                                                           July 27,     July 28,
                                                            2002          2001
                                                          --------      --------
Revenues:
   Traditional .....................................      $162,207      $165,691
   Specialty .......................................       135,820        94,471
                                                          --------      --------
     Total .........................................      $298,027      $260,162
                                                          ========      ========
Operating income and income before taxes:
   Traditional .....................................      $ 19,528      $ 20,537
   Specialty .......................................        31,379        16,811
                                                          --------      --------
     Total .........................................        50,907        37,348
   Corporate expenses ..............................         5,969         4,878
                                                          --------      --------
     Operating income ..............................        44,938        32,470
   Interest expense and other ......................         4,979         5,059
                                                          --------      --------
     Income before taxes ...........................      $ 39,959      $ 27,411
                                                          ========      ========
Identifiable assets (at quarter end):
   Traditional .....................................      $261,125      $272,701
   Specialty .......................................       337,416       171,709
                                                          --------      --------
     Total .........................................       598,541       444,410
   Corporate assets (1) ............................       211,928       183,118
                                                          --------      --------
     Total .........................................      $810,469      $627,528
                                                          ========      ========
Depreciation and intangible amortization:
   Traditional .....................................      $    991      $    977
   Specialty .......................................         1,677           755
                                                          --------      --------
     Total .........................................         2,668         1,732
   Corporate .......................................           959           772
                                                          --------      --------
     Total .........................................      $  3,627      $  2,504
                                                          ========      ========
Expenditures for property and equipment:
   Traditional .....................................      $    299      $    578
   Specialty .......................................         1,160           571
                                                          --------      --------
     Total .........................................         1,459         1,149
   Corporate .......................................         1,965         1,157
                                                          --------      --------
     Total .........................................      $  3,424      $  2,306
                                                          ========      ========

(1)  Includes assets of New School, Inc.

NOTE 8 - RESTRUCTURING COSTS

During the fourth quarter of fiscal 2001, the Company recorded a restructuring charge of $4,500 to close redundant facilities and for related severance costs, which is discussed in the fiscal 2001 and fiscal 2002 Form 10-K's. The Company terminated 76 employees under this plan. No employees were terminated under this plan during the three months ended July 27, 2002.

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)


Selected information related to the restructuring reserve follows:

                                              Facility
                                            Closure and      Severance and
                                           Consolidation     Terminations      Other Costs       Total
                                           --------------    -------------     -----------       -----
April 28, 2001 liability balance..........    $  1,694         $     800        $      19      $   2,513
   First quarter, fiscal 2002
     Utilizations.........................        (291)             (337)             (19)          (647)
   Second quarter, fiscal 2002
     Utilizations.........................        (198)             (140)               -           (338)
   Third quarter, fiscal 2002
     Utilizations.........................        (339)             (227)               -           (566)
   Fourth quarter, fiscal 2002
     Utilizations and adjustments.........        (163)               64                -            (99)
                                              --------         ---------        ---------      ---------
April 27, 2002 liability balance                   703               160                -            863
    First quarter, fiscal 2003
      Utilizations........................         (76)              (35)               -           (111)
                                              --------         ---------        ---------      ---------
July 27, 2002 liability balance...........    $    627         $     125        $       -      $     752
                                              ========         =========        =========      =========

NOTE 9 - SECURITIZATION OF ACCOUNTS RECEIVABLE

On May 2, 2002, the Receivables Facility was amended to allow New School, Inc. to receive advances up to $100,000 under the Receivables Facility.

NOTE 10 - IMPAIRMENT LOSS/ASSETS HELD FOR SALE

During fiscal 2003's first quarter, the Company recorded an impairment loss, within the Traditional segment as a component of selling, general and administrative expenses, related to the closure of the Lufkin, Texas warehouse of $796. During fiscal 2003's first quarter, the Company decided to close and market the facility as part of a plan to reduce the number of warehouses and to align capacity and efficiency to better serve customers and reduce overall warehousing costs. The facility, classified as held for sale on the July 27, 2002 balance sheet, is being marketed for sale and is expected to be sold within the next twelve months.

NOTE 11 - SUBSEQUENT EVENT

On August 14, 2002, the Company acquired the stock of ABC School Supply, Inc. and Three Dimension Woodcrafts, Inc. (collectively "ABC") from the former shareholders for approximately $30,735. ABC, a leading marketer and manufacturer of proprietary early childhood products to the pre-K through K-2 marketplace, is headquartered in Duluth, Georgia with a manufacturing facility (Three Dimension Woodcrafts, Inc.) in Lineville, Alabama. The acquisition is expected to create synergies with our Childcraft business and will be reported as part of our Specialty segment operations.

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)


NOTE 12 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's consolidated fiscal 2001 financial statements, the Company determined that two sale-leaseback transactions which occurred in November 2000 were improperly accounted for. The Company initially accounted for the transactions as operating leases under sale-leaseback accounting. The leases contain a specific technical default provision within the agreements that could, under remote circumstances, allow for continuing ownership involvement by the Company in the two properties. Due to this specific default provision within the leases, the Company should have accounted for the transactions as financings as opposed to sales and subsequent operating leases. The following table summarizes the impact of this restatement on the Company's previously filed fiscal 2002 first quarter Form 10-Q's unaudited quarterly financial results:

                                                   As Reported      As Restated
                                                   -----------      -----------
At July 28, 2001:
   Prepaid expenses and other current assets ..... $    11,716      $    11,558
   Property and equipment ........................      44,008           60,287
   Other assets ..................................      15,228           15,952
   Current maturities - long-term debt ...........      10,356           10,602
   Other accrued liabilities .....................      25,249           24,212
   Long-term debt ................................     204,410          222,355
   Retained earnings .............................      57,680           57,371

For the three months ended July 28, 2001:
   Selling, general and administrative expenses .. $    68,074      $    67,824
   Operating income ..............................      32,220           32,470
   Interest expense ..............................       3,805            4,223
   Income before provision for income taxes ......      27,579           27,411
   Provision for income taxes ....................      11,032           10,965
   Net income ....................................      16,547           16,446
   Diluted EPS ................................... $      0.90      $      0.89


As reported amounts reflect reclassifications made to conform with the current year presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

Our financial statements for the three months ended July 28, 2001 have been restated. See "Restatement of Financial Statements" note in our notes to condensed consolidated financial statements. The following MD&A gives affect to the restatement.

Results of Operations

The following table sets forth various items as a percentage of revenues on a historical basis concerning our results of operations for the three months ended July 27, 2002 and July 28, 2001.

                                                          Three Months Ended
                                                       ------------------------
                                                       July 27,        July 28,
                                                         2002            2001
                                                         ----            ----

Revenues .............................................. 100.0%           100.0%
Cost of revenues ......................................  58.2             61.4
                                                        -----            -----
   Gross profit .......................................  41.8             38.6
Selling, general and administrative expenses ..........  26.7             26.1
                                                        -----            -----
    Operating income ..................................  15.1             12.5
Interest expense, net .................................   1.5              1.7
Other expense .........................................   0.2              0.3
                                                        -----            -----
Income before provision for income taxes ..............  13.4             10.5
Provision for income taxes ............................   5.4              4.2
                                                        -----            -----
Net income ............................................   8.0%             6.3%
                                                        =====            =====

Three Months Ended July 27, 2002 Compared to Three Months Ended July 28, 2001

Revenues

Revenues increased 14.6% from $260.2 million for the three months ended July 28, 2001, to $298.0 million for the three months ended July 27, 2002. Increase in revenues was primarily due to the inclusion of revenues from Premier Agendas which was acquired in December 2001 and internal growth in the Specialty businesses. Traditional segment revenues decreased 2.1% from $165.7 million to $162.2 million. Change in Traditional segment revenues was primarily due to lighter consumables volume partially offset by an increase in revenues in the furniture lines. Specialty segment revenues increased 43.8% or $41.3 million from $94.5 million to $135.8 million, driven by the acquisition of Premier Agendas and internal growth in other Specialty businesses, partially offset by the exclusion of revenues related to the disposition of ClassroomDirect's engineering business in August 2001.

Gross Profit

Gross profit increased 24.1% from $100.3 million or 38.6% of revenues for the three months ended July 28, 2001 to $124.5 million or 41.8% of revenues for the three months ended July 27, 2002. The increase in gross profit was due to an increase in revenues and gross margin expansion, combined with a shift in revenue mix to more Specialty segment revenues, which generally are higher gross profit/margin products. Specialty segment revenues were 36.3% of total revenues for the first three months of fiscal 2002 and 45.6% of total revenues for the first three months of fiscal 2003, primarily due to the acquisition of Premier Agendas, which is reported as part of the Specialty segment. Traditional segment gross profit decreased $0.4 million or 0.6% from $56.7 million or 34.2% of revenues to $56.3 million or 34.7%. The change in Traditional segment gross profit was due to reduced revenues, partially offset by gross margin expansion, driven primarily by expanded gross margins in both the consumable and furniture lines. Specialty segment gross profit increased $24.5 million or 56.3% from $43.6 million or 46.2% of revenues to $68.2 million or 50.2% of revenues. The increase in Specialty segment gross profit was primarily due to an increase in revenues and gross margin expansion. The gross margin expansion was primarily due to the inclusion of Premier Agendas, which has higher gross margins than most of our other Specialty businesses and gross margin expansion in the ClassroomDirect business, primarily due to a reduction in promotional pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") include selling expenses (the most significant component of which is sales wages and commissions), operations expenses (which includes customer service, warehouse and warehouse shipment transportation costs), catalog costs, general administrative overhead (which includes information systems, accounting, legal and human resources) and depreciation and intangible amortization expense.

SG&A increased 17.3% from $67.8 million or 26.1% of revenues for the three months ended July 28, 2001, to $79.6 million or 26.7% of revenues for the three months ended July 27, 2002. The increase in SG&A was primarily due to an increase in revenues, resulting in increased variable costs, and a change in revenue mix, resulting in an increase in Specialty segment revenues. Specialty segment businesses generally have higher SG&A than the Traditional segment primarily due to increased catalog and marketing costs. Traditional segment SG&A increased $0.7 million from $36.1 million to $36.8 million. The increase was primarily due to an asset impairment charge associated with the closing of the Lufkin, Texas warehouse, partially offset by a reduction in variable expenses and improved efficiencies in the warehouses. Specialty segment SG&A increased 37.1% from $26.8 million or 28.4% of revenues to $36.8 million or 27.1% of revenues. The increase in SG&A was primarily due to an increase in revenues. The decrease in SG&A as a percent of revenues was primarily due to Premier Agendas, which has a slightly lower SG&A structure than our other Specialty businesses and a reduction in other Specialty businesses SG&A, primarily due to expense control measures and improved operating efficiencies.

Interest Expense

Net interest expense increased $0.3 million from $4.2 million or 1.6% of revenues for the three months ended July 28, 2001 to $4.5 million or 1.5% of revenues for the three months ended July 27, 2002. The increase in interest expense was primarily due to an increase in debt outstanding, primarily driven by cash paid for Premier Agendas. The increase in interest expense due to increased debt outstanding is partially offset by a reduction in our effective interest rate.

Other Expense

Other expense decreased $0.4 million to $0.5 million in fiscal 2003's first quarter. Other expense in fiscal 2003 and fiscal 2002 primarily represented the discount and loss on the accounts receivable securitization of $0.4 million and $0.8 million, respectively. The decrease in the discount was primarily due to a decrease in interest rates, partially offset by an increase in average accounts receivable securitized from $50.0 million in fiscal 2002's first quarter to $63.1 million during fiscal 2003's first quarter.

Provision for Income Taxes

Provision for income taxes for the three months ended July 27, 2002 increased 45.9% or $5.0 million over the three months ended July 28, 2001, reflecting income tax rates of 40.0%. The higher effective tax rate, compared to the federal statutory rate of 35%, was primarily due to state, local and foreign income taxes.

Liquidity and Capital Resources

At July 27, 2002, we had working capital of $149.0 million. Our capitalization at July 27, 2002 was $624.9 million and consisted of total debt of $325.9 million and shareholders' equity of $299.0 million.

We currently have a five-year secured $250 million revolving loan credit facility with Bank of America, N.A. The credit facility matures on September 30, 2003. The amount outstanding as of July 27, 2002 was $158.1 million. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. Borrowings under the credit facility are usually significantly higher during the first two quarters of our fiscal year to meet the working capital needs of our peak selling season. At July 27, 2002, our effective interest rate on borrowings under our credit facility was approximately 5.3%, including amortization of loan origination costs and commitment fees.

We currently have a $100 million receivable securitization facility which expires in November 2002 and may be extended further with the financial institution's consent. At July 27, 2002, $50 million was advanced under the receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $0.4 million and are included in other expenses in our consolidated statement of operations.

Net cash used in operating activities increased $6.2 million from $30.5 million to $36.7 million for the first quarter of fiscal 2002 and fiscal 2003, respectively. This net use of cash by operating activities during the period is indicative of the highly seasonal nature of our business, with sales occurring in the first and second quarters of the fiscal year and cash receipts in the second and third quarters. Fiscal 2003's first quarter use of cash increased due to the acquisition of Premier Agendas, which billed a large majority of their first quarter revenue in July.

Net cash used in investing activities for the first quarter of fiscal 2003 was $7.3 million as compared with $7.8 million in fiscal 2002's first quarter. Fiscal 2003 includes a $4.0 million payment to the former owners of Premier Agendas. Fiscal 2002 included $3.6 million for the acquisition of Envision and a $3.0 million payment related to an earn-out provision to the former owners of Global Video.

Net cash provided by financing activities increased $6.3 million from $36.6 million to $42.9 million, primarily consisting of borrowings under our credit facility to fund the increase in cash used in operations.

We anticipate that our cash flow from operations, borrowings available from our existing bank credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations.

Fluctuations in Quarterly Results of Operations

Our business is subject to seasonal influences. Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in our costs for the products sold, the mix of products sold and general economic conditions. Moreover, the operating margins of companies we acquire may differ substantially from our own, which could contribute to further fluctuation in quarterly operating results. Therefore, results for any fiscal quarter are not indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year.

Inflation

Inflation has and is expected to have only a minor effect on our results of operations and our internal and external sources of liquidity.

Forward-Looking Statements

Statements in this Quarterly Report which are not historical are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, future acquisitions, capital expenditures and adequacy of capital resources; (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission; and (3) information contained in written material, releases and oral statements issued by, or on behalf of School Specialty including, without limitation, statements with respect to projected revenues, costs, earnings and earnings per share. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as "may," "will," "should," "believes," "expects," "anticipates," "estimates," "continues" or similar expressions.

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by or on behalf of us, in this Quarterly Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the factors identified in Exhibit 99.2 to our Form 10-K for the fiscal year ended April 27, 2002.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no changes in quantitative and qualitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended April 27, 2002.

PART II - OTHER INFORMATION
---------------------------

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

        See the Exhibit Index, which is incorporated herein by reference.

(b)     Reports on Form 8-K.

        The Company filed one report on Form 8-K during the quarter covered by this report as follows:

        (1) Form 8-K dated and filed June 11, 2002 under Item 4. The Company dismissed Arthur Andersen LLP as its independent auditor and engaged Deloitte & Touche LLP to act as its independent auditor.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SCHOOL SPECIALTY, INC.
                              (Registrant)


          08/29/02            /s/ David J. Vander Zanden
          --------            --------------------------
          Date                David J. Vander Zanden
                              President and Chief Operating Officer
                              (Interim Chief Executive Officer)


          08/29/02            /s/ Mary M. Kabacinski
          --------            ----------------------
          Date                Mary M. Kabacinski
                              Executive Vice President, Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
12.1          Statement Regarding Computation of Ratio of Earnings to Fixed Charges

99.1          School Specialty, Inc.'s Certification of Periodic Report by the Chief
              Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2          School Specialty, Inc.'s Certification of Periodic Report by the Chief
              Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002