Form 10-Q/A
period 2002-07-27
SCHOOL SPECIALTY INC
filed 2002-09-09
CIK 1055454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

This Form 10-Q/A is filed to add Item 4 to Part I and to include the certifications specified in Release 34-46427, which was effective on August 29, 2002.

ITEM 4. Controls and Procedures

In the quarter ended July 27, 2002, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SCHOOL SPECIALTY, INC.
                              (Registrant)


        09/09/02                  /s/ David J.  Vander Zanden
        --------              --------------------------------------------------
        Date                  David J. Vander Zanden
                              President and Chief Executive Officer

        09/09/02                  /s/ Mary M. Kabacinski
        --------              --------------------------------------------------
        Date                  Mary M. Kabacinski
                              Executive Vice President, Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, David J. Vander Zanden, President and Chief Executive Officer of School Specialty, certify that:

1. I have reviewed this quarterly report on Form 10-Q of School Specialty, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date:    September 9, 2002


                                           /s/ David J. Vander Zanden
                                       -----------------------------------------
                                       David J. Vander Zanden
                                       President and Chief Executive Officer

                                  CERTIFICATION

I, Mary M. Kabacinski, Executive Vice President and Chief Financial Officer of School Specialty, certify that:

1. I have reviewed this quarterly report on Form 10-Q of School Specialty, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date:    September 9, 2002


                                                 /s/ Mary M. Kabacinski
                                        ----------------------------------------
                                        Mary M. Kabacinski
                                        Executive Vice President and
                                        Chief Financial Officer