Form 10-Q
period 2002-10-26
SCHOOL SPECIALTY INC
filed 2002-12-05
CIK 1055454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 26, 2002.

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

                                Yes [X]   No [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
                    Class                                December 3, 2002
                    -----                                ----------------
      Common Stock, $0.001 par value                         18,422,336

                             SCHOOL SPECIALTY, INC.

                               INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 26, 2002


PART I - FINANCIAL INFORMATION
------------------------------

                                                                                         Page
                                                                                        Number
                                                                                        ------
ITEM 1.   CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets at October 26, 2002,
                 April 27, 2002 and October 27, 2001 .................................     1

          Condensed Consolidated Statements of Operations for the Three Months
                 Ended October 26, 2002 and October 27, 2001 and for the Six
                 Months Ended October 26, 2002 and October 27, 2001 ..................     2

          Condensed Consolidated Statements of Cash Flows for the Six
                 Months Ended October 26, 2002 and October 27, 2001 ..................     3

          Notes to Condensed Consolidated Financial Statements .......................     5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ........................................    13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK ................................................................    17

ITEM 4.   CONTROLS AND PROCEDURES ....................................................    17

PART II - OTHER INFORMATION
---------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................    18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ...........................................    18

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  Condensed Consolidated Unaudited Financial Statements

                             SCHOOL SPECIALTY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                        October 26,   April 27,   October 27,
                                                                            2002        2002          2001
                                                                            ----        ----          ----
                                                                                                  As Restated
                                                                                                  See Note 10
     ASSETS
     -------
Current assets:
   Cash and cash equivalents ........................................     $   7,837   $   6,123    $   7,676
   Accounts receivable, less allowance for doubtful accounts of
     $3,353, $2,719, and $3,750, respectively .......................       152,647      34,356      132,726
   Inventories ......................................................        74,641      98,148       68,302
   Deferred catalog costs ...........................................         9,588      13,590        7,536
   Prepaid expenses and other current assets ........................         9,939      12,770       11,300
   Assets held for sale .............................................         1,775           -        1,429
   Deferred taxes ...................................................         7,341       7,341        7,873
                                                                          ---------   ---------    ---------
     Total current assets ...........................................       263,768     172,328      236,842
Property and equipment, net .........................................        64,424      67,083       59,383
Goodwill ............................................................       422,538     390,946      261,063
Intangible assets, net ..............................................        41,162      35,457        3,285
Other ...............................................................         6,789       7,828       13,533
                                                                          ---------   ---------    ---------
     Total assets ...................................................     $ 798,681   $ 673,642    $ 574,106
                                                                          =========   =========    =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
   Current maturities - long-term debt ..............................     $ 157,391   $   4,471    $  23,335
   Accounts payable .................................................        50,922      47,097       45,453
   Accrued compensation .............................................        19,734      16,712       15,350
   Deferred revenue .................................................         3,740      10,681        1,395
   Accrued income taxes .............................................        23,843           -       13,777
   Accrued restructuring ............................................           674         863        1,528
   Other accrued liabilities ........................................        19,934      13,917       14,837
                                                                          ---------   ---------    ---------
     Total current liabilities ......................................       276,238      93,741      115,675
Long-term debt ......................................................       167,500     285,592      172,808
Deferred taxes and other ............................................        23,139      23,139        3,018
                                                                          ---------   ---------    ---------
     Total liabilities ..............................................       466,877     402,472      291,501
Shareholders' equity:
   Preferred stock, $0.001 par value per share, 1,000,000 shares
     authorized; none outstanding ...................................             -           -            -
   Common stock, $0.001 par value per share, 150,000,000 shares authorized and 18,419,836, 18,046,315 and 17,997,374
     shares issued and outstanding, respectively ....................            18          18           18
   Capital paid-in excess of par value ..............................       215,745     208,053      207,132
   Accumulated other comprehensive income (loss) ....................           351         395       (1,081)
   Retained earnings ................................................       115,690      62,704       76,536
                                                                          ---------   ---------    ---------
      Total shareholders' equity ....................................       331,804     271,170      282,605
                                                                          ---------   ---------    ---------
      Total liabilities and shareholders' equity ....................     $ 798,681   $ 673,642    $ 574,106
                                                                          =========   =========    =========

See accompanying notes to condensed consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                          For the Three              For the Six
                                                           Months Ended              Months Ended
                                                    -------------------------  ------------------------
                                                    October 26,   October 27,  October 26,  October 27,
                                                       2002           2001         2002         2001
                                                       ----           ----         ----         ----
                                                                  As Restated               As Restated
                                                                  See Note 10               See Note 10
Revenues .........................................   $ 317,399     $ 269,656    $ 615,426    $ 529,818
Cost of revenues .................................     187,490       169,822      361,026      329,690
                                                     ---------     ---------    ---------    ---------
   Gross profit ..................................     129,909        99,834      254,400      200,128
Selling, general and administrative expenses......      76,202        63,226      155,755      131,050
                                                     ---------     ---------    ---------    ---------
   Operating income ..............................      53,707        36,608       98,645       69,078
Other (income) expense:
   Interest expense ..............................       4,740         4,573        9,248        8,796
   Interest income ...............................         (16)          (15)         (17)         (31)
   Other .........................................         560           112        1,032          964
                                                     ---------     ---------    ---------    ---------
Income before provision for income taxes .........      48,423        31,938       88,382       59,349
Provision for income taxes .......................      19,393        12,776       35,396       23,741
                                                     ---------     ---------    ---------    ---------
Net income .......................................   $  29,030     $  19,162    $  52,986    $  35,608
                                                     =========     =========    =========    =========

Weighted average shares outstanding:
   Basic .........................................      18,283        17,909       18,220       17,823
   Diluted .......................................      23,437        23,379       23,437       20,896

Net income per share:
   Basic .........................................   $    1.59     $    1.07    $    2.91    $    2.00
   Diluted .......................................   $    1.30     $    0.88    $    2.38    $    1.77

See accompanying notes to condensed consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        For the Six
                                                                                       Months Ended
                                                                               --------------------------
                                                                                October 26,  October 27,
                                                                                   2002          2001
                                                                                   ----          ----
                                                                                             As Restated
                                                                                             See Note 10
Cash flows from operating activities:
   Net income ................................................................  $  52,986     $  35,608
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization expense ...................................      7,667         5,036
     Amortization of debt fees and other .....................................      1,124         1,229
     Restructuring related payments ..........................................       (189)         (985)
     Loss on disposal or impairment of property, equipment and business
       disposition ...........................................................        949           230
     Gain on sale of available-for-sale securities ...........................          -          (287)
   Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
     Accounts receivable .....................................................   (105,647)      (92,335)
     Inventories .............................................................     36,499        32,773
     Prepaid expenses and other current assets ...............................      9,387        14,874
     Accounts payable ........................................................     (3,234)      (12,448)
     Accrued liabilities .....................................................     20,026        24,000
                                                                                ---------     ---------
       Net cash provided by operating activities .............................     19,568         7,695
                                                                                ---------     ---------
Cash flows from investing activities:
   Cash paid in acquisitions, net of cash acquired ...........................    (46,259)       (7,931)
   Additions to property and equipment .......................................     (5,200)       (3,805)
   Proceeds from disposal of property, equipment and business disposition ....        107         1,657
   Proceeds from sale of available-for-sale securities and note receivable ...          -         6,353
                                                                                ---------     ---------
       Net cash used in investing activities .................................    (51,352)       (3,726)
                                                                                ---------     ---------
Cash flows from financing activities:
   Proceeds from bank borrowings .............................................    167,400        76,600
   Repayment of debt and capital leases ......................................   (140,005)     (228,013)
   Proceeds from convertible debt offering ...................................          -       149,500
   Payment of debt fees and other ............................................       (115)       (5,208)
   Proceeds from exercise of stock options ...................................      6,218         5,140
                                                                                ---------     ---------
       Net cash provided by (used in) financing activities ...................     33,498        (1,981)
                                                                                ---------     ---------
Net increase in cash and cash equivalents ....................................      1,714         1,988
Cash and cash equivalents, beginning of period ...............................      6,123         5,688
                                                                                ---------     ---------
Cash and cash equivalents, end of period .....................................  $   7,837     $   7,676
                                                                                =========     =========

                             SCHOOL SPECIALTY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (In thousands)

The Company entered into certain business combinations in the six months ended October 26, 2002, and October 27, 2001. The transactions that occurred during the six months ended October 26, 2002 were paid for using cash while the transactions that occurred during the six months ended October 27, 2001 were paid for using cash or cash and common stock. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                                 For the Six
                                                                 Months Ended
                                                           ------------------------
                                                           October 26,  October 27,
                                                               2002        2001
                                                               ----        ----
Accounts receivable .....................................   $ 12,679     $    33
Inventories .............................................     13,037         358
Deferred catalog costs ..................................      2,348           -
Prepaid expenses and other current assets................        186          24
Property and equipment ..................................      1,026         572
Goodwill ................................................     30,867       5,983
Intangible assets .......................................      7,334         907
Short-term debt .........................................     (1,078)        (19)
Short-term capital lease obligations ....................        (33)          -
Accounts payable ........................................     (7,066)         (5)
Accrued liabilities .....................................     (6,725)       (432)
Long-term debt ..........................................    (10,139)          -
Long-term capital lease obligations .....................       (195)          -
                                                            --------     -------
   Net assets acquired ..................................   $ 42,241     $ 7,421
                                                            ========     =======
Acquisitions were funded as follows:
Cash paid, net of cash acquired (1) .....................   $ 42,241     $ 4,721
Common stock ............................................          -       2,700
                                                            --------     -------
    Total ...............................................   $ 42,241     $ 7,421
                                                            ========     =======

(1) Fiscal 2003 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes the repayment of a $4,012 note payable to selling shareholders related to the acquisition of Premier Agendas and a purchase price adjustment related to an immaterial acquisition. Fiscal 2002 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes the payment of an earn-out provision to the former owners of Global Video.

See accompanying notes to condensed consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at April 27, 2002, has been derived from the Company's audited financial statements for the fiscal year ended April 27, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 27, 2002.

NOTE 2--SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders' equity during the six months ended October 26, 2002, were as follows:

        Shareholders' equity balance at April 27, 2002 ........   $ 271,170
        Net income ............................................      52,986
        Issuance of common stock in conjunction with
          stock option exercises ..............................       6,218
        Tax benefit on stock option exercises .................       1,474
        Foreign currency translation adjustment ...............         (44)
                                                                  ---------
        Shareholders' equity balance at October 26, 2002.......   $ 331,804
                                                                  =========

Comprehensive income for the periods presented in the condensed consolidated statements of operations was as follows:

                                                                   For the Three              For the Six
                                                                    Months Ended              Months Ended
                                                              ------------------------  ------------------------
                                                              October 26,  October 27,  October 26,  October 27,
                                                                  2002        2001         2002          2001
                                                                  ----        ----         ----          ----
Net income ..................................................   $29,030    $ 19,162       $52,986      $35,608
Other comprehensive income (loss):
  Unrealized loss on available-for-sale securities:
     Unrealized holding loss arising during period, net
       of tax ...............................................         -        (689)            -         (817)
     Less: Reclassification adjustment for gains
       included in net income, net of tax ...................         -         172             -          172
                                                                -------    --------       -------      -------
  Net unrealized loss on securities available-for-sale
     recognized in other comprehensive income ...............         -        (861)            -         (989)
  Unrealized (gain) loss on derivative financial
     instrument:
     Unrealized holding gain arising during period, net
       of tax ...............................................         -         540             -           70
     Less: Reclassification adjustment for losses
       included in net income, net of tax ...................         -        (204)            -         (349)
                                                                -------    --------       -------      -------
  Net unrealized gain (loss) on derivative financial
     instruments recognized in other comprehensive
     income .................................................         -         336             -         (279)
  Foreign currency translation adjustment ...................        30           -           (44)           -
                                                                -------     -------       -------      -------
Total comprehensive income ..................................   $29,060    $ 18,637       $52,942      $34,340
                                                                =======    ========       =======      =======

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


NOTE 3--EARNINGS PER SHARE

The following information presents the Company's computations of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS") for the periods presented in the condensed consolidated statements of operations:

                                                                     Income            Share          Per Share
                                                                  (Numerator)      (Denominator)        Amount
                                                                  -----------      -------------      ---------
     Three months ended October 26, 2002:
     Basic EPS ...............................................    $    29,030             18,283      $    1.59
                                                                                                      =========
     Effect of dilutive stock options ........................              -                524
     Effect of convertible debt ..............................          1,447              4,630
                                                                  -----------      -------------
     Diluted EPS .............................................    $    30,477             23,437      $    1.30
                                                                  ===========      =============      =========

     Three months ended October 27, 2001:
     Basic EPS ...............................................    $    19,162             17,909      $    1.07
                                                                                                      =========
     Effect of dilutive stock options ........................              -                840
     Effect of convertible debt ..............................          1,440              4,630
                                                                  -----------      -------------
     Diluted EPS .............................................    $    20,602             23,379      $    0.88
                                                                  ===========      =============      =========

     Six months ended October 26, 2002:
     Basic EPS ...............................................    $    52,986             18,220      $    2.91
                                                                                                      =========
     Effect of dilutive stock options ........................              -                587
     Effect of convertible debt ..............................          2,899              4,630
                                                                  -----------      -------------
     Diluted EPS .............................................    $    55,885             23,437      $    2.38
                                                                  ===========      =============      =========

     Six months ended October 27, 2001:
     Basic EPS ...............................................    $    35,608             17,823      $    2.00
                                                                                                      =========
     Effect of dilutive stock options ........................              -                758
     Effect of convertible debt ..............................          1,440              2,315
                                                                  -----------      -------------
     Diluted EPS .............................................    $    37,048             20,896      $    1.77
                                                                  ===========      =============      =========

The Company had additional stock options outstanding during the periods presented of 232 and 62 for the three months ended October 26, 2002 and October 27, 2001, respectively, and 215 and 62 for the six months ended October 26, 2002 and October 27, 2001, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of the statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of the statement.

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


NOTE 5--GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company's intangible assets, excluding goodwill:

                                                                       Accumulated          Net Book
October 26, 2002                                       Gross Value     Amortization          Value
----------------                                       -----------     ------------       -----------
Amortizable intangible assets:
   Customer relationships ..........................   $    23,245     $     (1,129)      $    22,116
   Non-compete agreements ..........................         5,594           (1,114)            4,480
   Trademarks and tradenames .......................         1,045             (120)              925
   Order backlog and other .........................         1,121             (557)              564
                                                       -----------     ------------       -----------
     Total amortizable intangible assets ...........        31,005           (2,920)           28,085
Non-amortizable intangible assets:
   Perpetual license agreement .....................        12,700                -            12,700
   Other ...........................................           377                -               377
                                                       -----------    -------------       -----------
     Total non-amortizable intangible assets .......        13,077                -            13,077
                                                       -----------     ------------       -----------
         Total intangible assets ...................   $    44,082     $     (2,920)      $    41,162
                                                       ===========     ============       ===========

                                                                       Accumulated          Net Book
April 27, 2002                                         Gross Value     Amortization          Value
--------------                                         -----------     ------------       -----------
Amortizable intangible assets:
   Customer relationships ..........................   $    19,384     $       (420)      $    18,964
   Non-compete agreements ..........................         3,221             (793)            2,428
   Order backlog and other .........................         1,452             (464)              988
                                                       -----------     ------------       -----------
     Total amortizable intangible assets ...........        24,057           (1,677)           22,380
Non-amortizable intangible assets:
   Perpetual license agreement .....................        12,700                -            12,700
   Other ...........................................           377                -               377
                                                       -----------     ------------       -----------
     Total non-amortizable intangible assets .......        13,077                -            13,077
                                                       -----------     ------------       -----------
       Total intangible assets .....................   $    37,134     $     (1,677)      $    35,457
                                                       ===========     ============       ===========

                                                                       Accumulated         Net Book
October 27, 2001                                       Gross Value     Amortization         Value
----------------                                       -----------     ------------       -----------
Amortizable intangible assets:
   Non-compete agreements ..........................   $     2,750     $       (505)      $     2,245
   Trademarks ......................................         1,032              (65)              967
   Other ...........................................           392             (319)               73
                                                       -----------     ------------       -----------
         Total intangible assets ...................   $     4,174     $       (889)      $     3,285
                                                       ===========     ============       ===========

Intangible amortization expense included in selling, general and administrative expenses for the three months ended October 26, 2002 and October 27, 2001 was $934 and $163, respectively, and $1,640 and $330 for the six months ended October 26, 2002 and October 27, 2001, respectively.

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Estimated intangible amortization expense for the remainder of fiscal 2003 and each of the five succeeding fiscal years is estimated to be:

                  2003 ....................................  $1,215
                  2004 ....................................   2,073
                  2005 ....................................   1,911
                  2006 ....................................   1,910
                  2007 ....................................   1,810
                  2008 ....................................   1,810

The following information presents changes to goodwill during the period beginning October 27, 2001 through October 26, 2002:

                   Balance at                                Balance at                                Balance at
                  October 27,                                April 27,                                October 26,
  Segment            2001       Acquired    Adjustments         2002        Acquired    Adjustments       2002
  -------            ----       --------    -----------      ---------      --------    -----------       ----
Traditional ...   $ 156,303     $    747    $     2,866      $ 159,916      $  3,513    $         -   $  163,429
Specialty .....     104,760      127,417         (1,147)       231,030        27,354            725      259,109
                  ---------     --------    -----------      ---------      --------    -----------   ----------
  Total .......   $ 261,063     $128,164    $     1,719      $ 390,946      $ 30,867    $       725   $  422,538
                  =========     ========    ===========      =========      ========    ===========   ==========

The adjustments within the Traditional segment for the period October 28, 2001 through April 27, 2002 represent the final allocation of purchase price associated with the fiscal 2001 acquisition of J.L. Hammett. The Specialty segment adjustments for that period primarily represent final purchase accounting adjustments of $(2,188) related to the Global Video acquisition, final purchase accounting adjustment of $175, related to the Envision acquisition and opening balance sheet and purchase accounting adjustments related to Premier Agendas of $452. The balance of the adjustments represents foreign currency translation.

The Specialty segment adjustments during fiscal 2003 of $725 are primarily associated with Premier Agendas. Specifically, $447 is for exit costs, consisting of employee termination and facility closure costs related to the closure of regional sales offices, which was substantially completed during fiscal 2003's second quarter. Also, $146 is for closing balance sheet adjustments and foreign currency translation. In addition, $132 in adjustments relates to the Premier Science acquisition, with $100 in adjustments representing additional purchase price resulting from an earn-out provision, which was earned during fiscal 2003's second quarter and will be paid in the third quarter, and $32 of final purchase accounting adjustments.

NOTE 6--BUSINESS COMBINATIONS AND PROFORMA RESULTS

On August 14, 2002 the Company acquired ABC School Supply and related subsidiaries ("ABC") for an aggregate purchase price, which is subject to adjustment, of $30,735 funded in cash through borrowings under the Company's credit facility. ABC, a producer and marketer of pre-K through eighth grade educational products, is headquartered in Duluth, Georgia. The acquisition is expected to create synergies with our Childcraft and newly-created Key Accounts Division. The preliminary purchase price allocation, which is subject to change, resulted in goodwill of approximately $30,554, which is not expected to be deductible for tax purposes. The results of this acquisition and the related goodwill have been included in both the Traditional and Specialty segment results since the date of acquisition.

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

During fiscal 2003's second quarter, the Company made the decision to close ABC's manufacturing facility in Lineville, Alabama, to close ABC's distribution center in Duluth, Georgia, and to consolidate various administrative functions with the Childcraft division. Under this plan, which is expected to be completed during fiscal 2003, approximately 150 employees will be terminated. In accordance with this plan, the Company has recorded $949 in reserves for severance and termination costs and $1,519 in reserves for facility closure and consolidation costs. In addition, the Company continues to evaluate additional synergies and/or exit activities, which are expected to require additional purchase accounting adjustments and reserves.

The Company engaged a third-party to perform a valuation of the intangible assets, which was preliminary as of the balance sheet date and is expected to be finalized during fiscal 2003's third quarter. Details of ABC's acquired intangible assets, based on the preliminary valuation, are as follows:

                                                       Allocated   Amortization
                      Acquired Intangibles               Value         Life
                      --------------------               -----         ----
                Customer relationships                   $3,800     13.5 years
                Tradenames .......................          910        6 years
                Order backlog ....................           87        6 months
                                                         ------     -----------
                   Total acquired intangibles ....       $4,797     11.8 years
                                                         ======     ===========

On August 30, 2002, the Company acquired the remaining wholesale operations of J.L. Hammett ("Hammett") for an aggregate purchase price, which is subject to change, of $11,868, funded in cash through borrowings under the Company's credit facility. The business operated from Braintree, Massachusetts, and Romulus, New York, primarily marketed pre-K through twelfth grade educational products to charter schools and national child care centers. The acquisition is expected to create synergies with our key accounts division. The preliminary purchase price allocation, which is subject to change, resulted in goodwill of $313, which is expected to be fully deductible for tax purposes, and intangible assets, consisting primarily of non-compete agreements. The results of this acquisition and the related goodwill have been included in the Traditional segment results since the date of acquisition.

The following information presents the unaudited pro forma results of operations of the Company for the three and six months ended October 26, 2002 and October 27, 2001, and includes the Company's consolidated results of operations and the results of the companies acquired during fiscal 2003 and fiscal 2002 as if all such acquisitions had been made at the beginning of fiscal 2002, with the exception of the historical results from the Bradburn and Premier Science acquisitions, which have been excluded as they are immaterial. The results presented below include certain pro forma adjustments to reflect the amortization of certain amortizable intangible assets, adjustments to interest expense, and the inclusion of an income tax provision on all earnings.

                                          Three Months Ended            Six Months Ended
                                      -------------------------    --------------------------
                                      October 26,   October 27,    October 26,    October 27,
                                         2002          2001           2002           2001
                                         ----          ----           ----           ----
            Revenues ...............   $325,729      $342,797       $641,420       $656,092
              Net Income                 29,468        27,785         53,290         50,271

            Net income per share:
              Basic ................   $   1.61      $   1.55       $   2.92       $   2.82
              Diluted ..............   $   1.32      $   1.25       $   2.40       $   2.47

The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 2002 or the results that may occur in the future.

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 7--SEGMENT INFORMATION

The Company's business activities are organized around two principal business segments, Traditional and Specialty and operate principally in the United States, with limited Specialty segment operations in Canada. Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. While the segments serve a similar customer base, notable differences exist in products, selling and marketing approaches, gross margin, operating expenses and revenue growth rates. Products supplied within the Traditional segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Products supplied within the Specialty segment target specific educational disciplines, such as art, industrial arts, physical education, sciences and early childhood. This segment also supplies student academic planners. All intercompany transactions have been eliminated.

The following table presents segment information:

                                                           Three Months Ended            Six Months Ended
                                                       --------------------------    -------------------------
                                                       October 26,    October 27,    October 26,   October 27,
                                                          2002            2001           2002          2001
                                                          ----            ----           ----          ----
Revenues:
   Traditional ...................................     $   174,498    $   179,228    $   336,705   $   344,919
   Specialty .....................................         142,901         90,428        278,721       184,899
                                                       -----------    -----------    -----------   -----------
     Total .......................................     $   317,399    $   269,656    $   615,426   $   529,818
                                                       ===========    ===========    ===========   ===========

Operating income and income before taxes:
   Traditional ...................................     $    25,145    $    26,308    $    44,673   $    46,845
   Specialty .....................................          32,930         14,486         64,309        31,297
                                                       -----------    -----------    -----------   -----------
     Total .......................................          58,075         40,794        108,982        78,142
   Corporate expenses ............................           4,368          4,186         10,337         9,064
                                                       -----------    -----------    -----------   -----------
     Operating income ............................          53,707         36,608         98,645        69,078
   Interest expense and other ....................           5,284          4,670         10,263         9,729
                                                       -----------    -----------    -----------   -----------
     Income before taxes .........................     $    48,423    $    31,938    $    88,382   $    59,349
                                                       ===========    ===========    ===========   ===========

Identifiable assets (at quarter end):
   Traditional ...................................                                   $   235,198   $   231,345
   Specialty .....................................                                       367,369       160,507
                                                                                     -----------   -----------
     Total .......................................                                       602,567       391,852
   Corporate assets ..............................                                       196,114       182,254
                                                                                     -----------   -----------
     Total .......................................                                   $   798,681   $   574,106
                                                                                     ===========   ===========

Depreciation and intangible asset amortization:
   Traditional ...................................     $       999    $       986    $     1,990   $     1,963
   Specialty .....................................           2,020            753          3,697         1,508
                                                       -----------    -----------    -----------   -----------
     Total .......................................           3,019          1,739          5,687         3,471
   Corporate .....................................           1,021            793          1,980         1,565
                                                       -----------    -----------    -----------   -----------
     Total .......................................     $     4,040    $     2,532    $     7,667   $     5,036
                                                       ===========    ===========    ===========   ===========

Expenditures for property and equipment:
   Traditional ...................................     $       311    $       688    $       610   $     1,266
   Specialty .....................................             626            461          1,786         1,032
                                                       -----------    -----------    -----------   -----------
     Total .......................................             937          1,149          2,396         2,298
   Corporate .....................................             839            350          2,804         1,507
                                                       -----------    -----------    -----------   -----------
     Total .......................................     $     1,776    $     1,499    $     5,200   $     3,805
                                                       ===========    ===========    ===========   ===========

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 8-- RESTRUCTURING COSTS

During the fourth quarter of fiscal 2001, the Company recorded a restructuring charge of $4,500 to close redundant facilities and for related severance costs, which is discussed in the fiscal 2001 and fiscal 2002 Form 10-K's. The Company terminated 76 employees under this plan. No employees were terminated under this plan during the six months ended October 26, 2002.

Selected information related to the restructuring reserve follows:


                                                                          Facility
                                                       Severance and     Closure and
                                                       Terminations     Consolidation     Other Costs        Total
                                                       ------------     -------------     -----------       --------
April 28, 2001 liability balance                       $       800      $      1,694      $        19       $  2,513
   First quarter, fiscal 2002
     Utilizations ...............................             (337)             (291)             (19)          (647)
   Second quarter, fiscal 2002
     Utilizations ...............................             (140)             (198)               -           (338)
   Third quarter, fiscal 2002
     Utilizations ...............................             (227)             (339)               -           (566)
   Fourth quarter, fiscal 2002
     Utilizations and adjustments ...............               64              (163)               -            (99)
                                                       ------------     ------------      -----------       --------
April 27, 2002 liability balance                               160               703                -            863
    First quarter, fiscal 2003
     Utilizations ...............................              (35)              (76)               -           (111)
   Second quarter, fiscal 2003
     Utilizations ...............................              (28)              (50)               -            (78)
                                                       ------------     ------------      -----------       --------
October 26, 2002 liability balance ..............      $        97      $        577      $         -       $    674
                                                       ============     ============      ===========       ========

NOTE 9--ASSETS HELD FOR SALE

During the second quarter of fiscal 2003, the Company made the decision to close and market for sale the acquired ABC manufacturing facility in Lineville, Alabama. This decision was part of a plan to consolidate manufacturing operations to improve efficiency, reduce overall operating costs and to create synergies with existing operations. $425 has been recorded in assets held for sale related to this facility. Subsequent to October 26, 2002, the Company entered into an agreement to sell the assets held for sale related to the Lineville, Alabama facility for approximately $485. The transaction is expected to close in fiscal 2003's third quarter. The balance in assets held for sale of $1,350 relates to our Lufkin, Texas facility.

NOTE 10--RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's consolidated fiscal 2001 financial statements, the Company determined that two sale-leaseback transactions which occurred in November 2000 were improperly accounted for. The Company initially accounted for the transactions as operating leases under sale-leaseback accounting. The leases contain a specific technical default provision within the agreements that could, under remote circumstances, allow for continuing ownership involvement by the Company in the two properties. Due to this specific default provision within the leases, the Company should have accounted for the transactions as financings as opposed to sales and subsequent operating leases. The following table summarizes the impact of this restatement on the Company's previously filed fiscal 2002 second quarter Form 10-Q's unaudited quarterly financial results:

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

At October 27, 2001:                                                                   As Reported      As Restated
                                                                                       -----------      -----------
   Property and equipment ...........................................................   $ 43,315           $ 59,383
   Other assets .....................................................................     12,818             13,533
   Current maturities - long-term debt ..............................................     23,062             23,335
   Other accrued liabilities ........................................................     15,520             14,837
   Long-term debt ...................................................................    154,934            172,808
   Retained earnings ................................................................     76,944             76,536

                                                              Three Months Ended                Six Months Ended
                                                           --------------------------    ---------------------------
For the period ending October 27, 2001:                    As Reported    As Restated    As Reported     As Restated
                                                           -----------    -----------    -----------     -----------

   Selling, general and administrative expenses .......       $63,477        $63,226        $131,551       $131,050
   Operating income ...................................        36,357         36,608          68,577         69,078
   Interest expense ...................................         4,156          4,573           7,961          8,796
   Income before provision for income taxes ...........        32,104         31,938          59,683         59,349
   Provision for income taxes .........................        12,843         12,776          23,875         23,741
   Net income .........................................        19,261         19,162          35,808         35,608
   Basic EPS ..........................................       $  1.08        $  1.07        $   2.01       $   2.00
   Diluted EPS ........................................       $  0.89        $  0.88        $   1.78       $   1.77

As reported amounts reflect reclassifications made to conform with the current year presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

Our financial statements for the three and six months ended October 27, 2001 have been restated. See Note 10 "Restatement of Financial Statements" note in our notes to condensed consolidated financial statements. The following MD&A gives effect to the restatement.

Results of Operations

The following table sets forth various items as a percentage of revenues on a historical basis.

                                                               Three Months Ended                Six Months Ended
                                                       ---------------------------------- --------------------------------
                                                         October 26,       October 27,      October 26,       October 27,
                                                            2002              2001              2002              2001
                                                            ----              ----              ----              ----
Revenues ..............................................     100.0%            100.0%           100.0%            100.0%
Cost of revenues ......................................      59.1              63.0             58.7              62.2
                                                           ------            ------           ------            ------
   Gross profit .......................................      40.9              37.0             41.3              37.8
Selling, general and administrative expenses ..........      24.0              23.4             25.3              24.8
                                                           ------            ------           ------            ------
    Operating income ..................................      16.9              13.6             16.0              13.0
Interest expense, net .................................       1.5               1.7              1.5               1.6
Other .................................................       0.2               0.1              0.1               0.2
                                                           ------            ------          -------           -------
Income before provision for income taxes ..............      15.2              11.8             14.4              11.2
Provision for income taxes ............................       6.1               4.7              5.8               4.5
                                                           ------            ------          -------           -------
Net income ............................................       9.1%              7.1%             8.6%              6.7%
                                                           ======            ======          =======           =======

Three Months Ended October 26, 2002 Compared to Three Months Ended October 27, 2001

Revenues

Revenues increased 17.7% from $269.7 million to $317.4 million. The increase in revenues was primarily due to acquisitions, which occurred primarily in the Specialty segment, partially offset by a slight decline in existing businesses. Specialty segment revenues increased 58.0% from $90.4 million to $142.9 million, primarily driven by acquired revenues from Premier Agendas and ABC. Traditional segment revenues decreased 2.6% from $179.2 million to $174.5 million. The decrease in Traditional segment revenues was primarily noted in the consumables line, reflecting softness in the economy and related state funding concerns, partially offset by acquired revenues.

Gross Profit

Gross profit increased 30.1% from $99.8 million to $129.9 million, reflecting gross margins of 37.0% and 40.9%, respectively. Increase in gross profit was due to increased revenues and a shift in revenue mix to higher margin Specialty businesses, driven primarily by acquisitions.

Gross margin expansion of 390 basis points was driven by a shift in revenue mix and gross margin enhancement in both segments. Specialty segment gross margins grew from 44.4% to 50.0%, driven primarily by high margin acquired businesses. Traditional segment gross margins grew from 33.3% to 33.5%, driven primarily by gross margin improvement in the consumables line, driven by reduced product costs, partially offset by product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") include selling expenses (the most significant component of which is sales wages and commissions), operations expenses (which includes customer service, warehouse and warehouse shipment transportation costs), catalog costs, general administrative overhead (which includes information systems, accounting, legal, and human resources) and depreciation and intangible asset amortization expense.

SG&A increased $13.0 million, or 20.5%, from $63.2 million or 23.5% of revenues to $76.2 million or 24.0% of revenues. The increase in SG&A was primarily due to increased revenues. The increase in SG&A as a percent of revenues was due to an increase in revenue mix from the Specialty segment, which generally has higher SG&A as a percent of revenues than the Traditional segment. Specialty segment SG&A increased 50.4% from $25.6 million or 28.4% of revenues to $38.6 million, or 27.0% of revenues. The increase in SG&A was primarily do to an increase in revenues and redundancies created by operations acquired during fiscal 2003's second quarter, which will be integrated during the balance of the fiscal year. The reduction in Specialty segment SG&A as a percent of revenues was driven primarily by the Premier Agendas acquisition, which was acquired in December 2001 and has lower operating expenses as a percentage of revenues than most of the other Specialty businesses and a non-recurring charge that occurred in fiscal 2002 related to closing the Birmingham, Alabama distribution center. Traditional segment SG&A decreased $0.1 million from $33.4 million or 18.6% of revenues to $33.3 million or 19.1% of revenues, driven primarily by a decrease in revenues.

Interest Expense

Net interest expense increased $0.1 million from $4.6 million or 1.7% of revenues to $4.7 million or 1.5% of revenues. The increase in interest expense was due to an increase in debt outstanding, primarily driven by increased debt levels to fund acquired businesses, partially offset by a reduction in our effective borrowing rate and an increase in the average amount advanced during the quarter in securitized receivables.

Other Expense

Other expense increased $0.4 million to $0.6 million in fiscal 2003's second quarter. Other expense in fiscal 2003's and fiscal 2002's second quarter included the discount and loss on the accounts receivable securitization of $0.6 million and $0.4 million, respectively. The increase in the discount and loss on the accounts receivable securitization was due to an increase in the average accounts receivable securitized from $50.0 million during fiscal 2002's second quarter to $98.1 million during fiscal 2003's second quarter. Other expense in fiscal 2002 included a $0.3 million realized gain on the sale of available-for-sale securities.

Provision for Income Taxes

Provision for income taxes increased 51.8% or $6.6 million reflecting income tax rates of 40.0% for each period. The higher effective tax rate, as compared to the federal statutory rate of 35%, was primarily due to state, local and foreign income taxes.

Six Months Ended October 26, 2002 Compared to the Six Months Ended October 27, 2001

Revenues

Revenues increased $85.6 million or 16.2% from $529.8 million to $615.4 million. The increase in revenues was primarily due to acquisitions and growth in existing Specialty segment businesses, partially offset by a decline in Traditional segment revenues. Specialty segment revenues increased $93.8 million or 50.7% from $184.9 million to $278.7 million, driven primarily by the acquisitions of Premier Agendas and ABC and internal growth in certain Specialty businesses. Traditional segment revenues declined 2.4% or $8.2 million from $344.9 million to $336.7 million, reflecting softness in the economy and related state funding concerns.

Gross Profit

Gross profit increased $54.3 million or 27.1% from $200.1 million to $254.4 million. The increase was due to an increase in revenues and gross margin expansion. Gross margin grew 350 basis points from 37.8% to 41.3%, driven by revenue mix, with an increase in revenues from the higher margin Specialty segment and overall gross margin expansion in both segments. Specialty segment gross margin grew 480 basis points from 45.3% to 50.1%, driven by strong gross margins from acquired businesses and margin expansion in the ClassroomDirect business, resulting primarily from reduced price discounting. Traditional segment gross margin expanded 40 basis points from 33.7% to 34.1%, driven by expansion of gross margin in the consumables line, primarily driven by reduced product cost and product mix.

SG&A

SG&A increased $24.7 million or 18.9% from $131.1 million or 24.7% of revenues to $155.8 million or 25.3% of revenues. The increase in SG&A and SG&A as a percent of revenues was primarily due to an increase in revenues and a shift in revenue mix to increased Specialty segment revenues, which generally has higher operating costs primarily due to increased marketing costs, than the Traditional segment.

Specialty segment SG&A increased $22.9 million, or 8.2% from $52.5 million, or 28.4% of revenues to $75.4 million or 27.0% of revenues. The increase in Specialty segment SG&A was primarily due to an increase in revenues and redundancies created with operations acquired during fiscal 2003's second quarter, which will be integrated into existing operations during the balance of fiscal 2003. The decrease in SG&A as a percent of revenues was primarily due to Premier Agendas, which has lower SG&A as a percent of revenues than most of our Specialty businesses. Traditional segment SG&A increased $0.5 million from $69.5 million, or 20.1% of revenues to $70.0 million or 20.8% of revenues. The increase in SG&A was primarily due to costs associated with closing our Lufkin, Texas facility, which supported the Traditional segment, of approximately $1.3 million.

Interest Expense

Net interest expense increased 5.3% or $0.5 million from $8.8 million to $9.2 million. The increase in net interest expense was due to an increase in average debt outstanding, partially offset by a reduction in interest rates.

Other Expense

Other expense increased $0.1 million from $0.9 million to $1.0 million for the six months ended October 26, 2002. Other expenses for the six months ended October 26, 2002 primarily represented the discount and loss on securitized accounts receivable of $1.0 million. Discount and loss on securitized accounts receivable for the six months ended October 27, 2001 was $1.2 million. The decrease in the discount and loss was primarily due to a reduction in the discount rate partially offset by an increase in the average securitized accounts receivable. Other expenses for the six months ended October 27, 2001 included a $0.3 million realized gain on the sale of available-for-sale securities.

Provision for Income Taxes

Provision for income taxes increased 49.1% or $11.7 million, reflecting income tax rates of 40.0% for each period. The higher effective tax rate, compared to the federal statutory rate of 35%, was primarily due to state, local and foreign income taxes.

Liquidity and Capital Resources

At October 26, 2002, we had a working capital deficit of $12.5 million, due to the classification of debt outstanding under our credit facility of $156.9 million as short-term. The credit facility matures in September of 2003. We expect to refinance a large portion of our outstanding debt under the credit facility as long-term. Our capitalization at October 26, 2002 was $656.7 million and consisted of total debt of $324.9 million and shareholders' equity of $331.8 million.

We currently have a five-year secured $250 million revolving loan credit facility with Bank of America, N.A. The credit facility matures on September 30, 2003. The amount outstanding as of October 26, 2002 was $156.9 million. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. Borrowings under the credit facility are usually significantly higher during the first two quarters of our fiscal year to meet the working capital needs of our peak selling season. At October 26, 2002, our effective interest rate on borrowings under our credit facility was approximately 5.2%, including amortization of loan origination costs and commitment fees.

We currently have a $100 million accounts receivable securitization facility which expires in November 2003 (facility was amended during November 2002 to extend expiration to November 2003) and may be extended further with the financial institution's consent. At October 26, 2002, $50 million was advanced under the receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $1.0 million and are included in other expenses in our condensed consolidated statement of operations.

During the six months ended October 26, 2002, cash flow from operations was $19.6 million, driven by net income of $53.0 million, partially offset by a use of working capital. The use of working capital is reflective of the seasonality of our business, with heavy shipments during the first and second fiscal quarters, and cash collections during the second and third fiscal quarters.

Net cash used in investing activities was $51.4 million. $46.3 million was related to acquisitions (ABC, Hammett and a $4.0 million note repayment to the former owners of Premier Agendas). $5.2 million was used for capital expenditures, primarily consisting of computer hardware and software and distribution and manufacturing equipment. These uses of cash were financed with cash from operations and borrowings under our credit facility.

During the six months ended October 27, 2001, net cash provided by operating activities was $7.7 million. Net cash used in investing activities was $3.7 million, including $7.9 million for acquisitions and purchase price adjustments and $3.8 million for capital expenditures. These uses were partially offset by proceeds of $5.2 from the sale of available-for-sale securities and $1.7 million in proceeds from a business disposition and sale of property and equipment. Net cash used in financing activities was $2.0 million. Net proceeds from our convertible debt offering of approximately $144.7 million were used to repay the debt outstanding on our credit facility.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations. We have initiated the process of negotiating a new credit facility, which is anticipated to be completed near the end of fiscal 2003.

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

ITEM 4. Controls and Procedures

We have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934. Based on that evaluation, both the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in the quarterly report has been made known to them in a timely manner. There have not been any significant changes in internal controls, or in other factors that could significantly affect internal controls and there were no corrective actions with regard to significant deficiencies or material weaknesses, subsequent to the date the above officers completed their evaluation.

PART II - OTHER INFORMATION
---------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)     On August 27, 2002, we held our Annual Meeting of Shareholders.

(b)     Not applicable.

(c)     The Annual Meeting of Shareholders was held to:

        (1) Elect two directors to serve until the 2005 Annual Meeting of Shareholders as Class I directors;

        (2)  Approve School Specialty's 2002 Stock Incentive Plan;

        (3) Ratify the appointment of Deloitte & Touche LLP as School Specialty's independent auditors for fiscal 2003.

     The results of these proposals, which were voted upon at the Annual Meeting, are as follows:

     (1) Election of Class I Directors
         -----------------------------
                                               For          Withheld
                                               ---          --------
           (1)  Jonathan J. Ledecky            17,200,348   149,432

           (2)  Jerome M. Pool                 17,202,104   147,676

     (2) Approval of School Specialty's 2002 Stock Incentive Plan
         --------------------------------------------------------
                                               For          Against      Abstain
                                               ---          -------      -------
                                               9,726,793    7,611,283    11,704

     (3) Ratification of Independent Auditors
         ------------------------------------
                                               For          Against      Abstain
                                               ---          -------      -------
         Deloitte & Touche LLP                 16,486,652   852,663      10,465

(d)  Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

        See the Exhibit Index, which is incorporated herein by reference.

(b) The Company filed one report on Form 8-K during the quarter covered by this report as follows:

        (1)  Form 8-K dated September 3, 2002, filed on September 6, 2002 under
             Item 5. The Company announced the appointment of David J. Vander Zanden as President and Chief Executive Officer and Leo C. McKenna as Chairman of the Board of Directors for School Specialty.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SCHOOL SPECIALTY, INC.
                               (Registrant)


           12/3/2002           /s/ David J. Vander Zanden
           ---------           -------------------------------------------------
           Date                David J. Vander Zanden
                               President and Chief Executive Officer
                               (Principal Executive Officer)


           12/3/2002           /s/ Mary M. Kabacinski
           ---------           -------------------------------------------------
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 3, 2002


                                           /s/ David J. Vander Zanden
                                           -------------------------------------
                                           David J. Vander Zanden
                                           President and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 3, 2002


                                              /s/ Mary M. Kabacinski
                                              ----------------------------------
                                              Mary M. Kabacinski
                                              Executive Vice President and Chief
                                              Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.  Description

    10.1 Employment Agreement dated November 5, 2002, effective September 1, 2002, by and between School Specialty, Inc. and David J. Vander Zanden.

    10.2 Employment Agreement dated November 5, 2002 by and between School Specialty, Inc. and Stephen R. Christiansen.

    10.3 Employment Agreement Amendment dated September 11, 2002, effective June 1, 2002, by and between School Specialty, Inc. and A. Brent Pulispher.

    10.4 Amendment No. 5 to the Receivables Purchase Agreement dated November 19, 2002.

    12.1     Statement Regarding Computation of Ratio of Earnings to Fixed
             Charges.

    99.1 School Specialty, Inc.'s Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 School Specialty, Inc.'s Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.