Form 10-Q
period 2003-01-25
SCHOOL SPECIALTY INC
filed 2003-03-07
CIK 1055454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 25, 2003.

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

                                 Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
            Class                                          March 4, 2003
            -----                                          -------------
  Common Stock, $0.001 par value                            18,431,066

                             SCHOOL SPECIALTY, INC.

                               INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 25, 2003

PART I - FINANCIAL INFORMATION
------------------------------

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
ITEM 1.   CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets at January 25, 2003, April 27, 2002
              and January 26, 2002 .................................................................    1

          Condensed Consolidated Statements of Operations for the Three and Nine Months
              Ended January 25, 2003 and January 26, 2002 ..........................................    2

          Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended January 25, 2003 and January 26, 2002 ...................................    3

          Notes to Condensed Consolidated Financial Statements .....................................    5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ......................................................   16

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK ..............................................................................   20

ITEM 4.   CONTROLS AND PROCEDURES ..................................................................   20

PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .........................................................   21

                                    -Index-

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

                             SCHOOL SPECIALTY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                   January 25,      April 27,      January 26,
                                                                                       2003            2002           2002
                                                                                       ----            ----           ----
                                                                                                                   As Restated
                                                                                                                   See Note 11
     ASSETS
     ------
Current assets:
   Cash and cash equivalents ...................................................   $    5,411      $    6,123      $    5,315
   Accounts receivable, less allowance for doubtful accounts of
     $3,263, $2,719 and $3,838, respectively ...................................       56,593          34,356          45,174
   Inventories .................................................................       82,809          98,148          72,131
   Deferred catalog costs ......................................................       16,213          13,590          11,978
   Prepaid expenses and other current assets ...................................       15,066          12,770          17,117
   Assets held for sale ........................................................        1,350               -               -
   Deferred taxes ..............................................................        6,905           7,341           8,259
                                                                                   ----------      ----------      ----------
     Total current assets ......................................................      184,347         172,328         159,974
Property and equipment, net ....................................................       63,909          67,083          65,042
Goodwill .......................................................................      423,185         390,946         389,286
Intangible assets, net .........................................................       42,320          35,457          35,384
Other ..........................................................................        5,303           7,828          12,063
                                                                                   ----------      ----------      ----------
     Total assets ..............................................................   $  719,064      $  673,642        $661,749
                                                                                   ==========      ==========      ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
   Current maturities - long-term debt .........................................   $  116,016      $    4,471      $    4,691
   Accounts payable ............................................................       39,232          47,097          27,823
   Accrued compensation ........................................................       12,607          16,712          13,032
   Deferred revenue ............................................................        4,087          10,681           5,435
   Accrued income taxes ........................................................       14,030               -           7,776
   Accrued restructuring .......................................................          589             863             962
   Other accrued liabilities ...................................................       17,288          13,917          15,356
                                                                                   ----------      ----------      ----------
     Total current liabilities .................................................      203,849          93,741          75,075
Long-term debt .................................................................      167,315         285,592         296,023
Deferred taxes and other .......................................................       23,621          23,139          16,282
                                                                                   ----------      ----------      ----------
     Total liabilities .........................................................      394,785         402,472         387,380
Shareholders' equity:
   Preferred stock, $0.001 par value per share, 1,000,000 shares
     Authorized; none outstanding ..............................................            -               -               -
   Common stock, $0.001 par value per share, 150,000,000 shares authorized and 18,425,566, 18,046,315 and 18,004,156
     shares issued and outstanding, respectively ...............................           18              18              18
   Capital paid-in excess of par value .........................................      215,821         208,053         207,202
   Accumulated other comprehensive income (loss) ...............................        1,291             395            (759)
   Retained earnings ...........................................................      107,149          62,704          67,908
                                                                                   ----------      ----------      ----------
     Total shareholders' equity ................................................      324,279         271,170         274,369
                                                                                   ----------      ----------      ----------
     Total liabilities and shareholders' equity ................................   $  719,064      $  673,642      $  661,749
                                                                                   ==========      ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                          For the Three                      For the Nine
                                                                          Months Ended                       Months Ended
                                                                  -----------------------------      ----------------------------
                                                                 January 25,       January 26,       January 25,     January 26,
                                                                     2003             2002              2003            2002
                                                                     ----             ----              ----            ----
                                                                                   As Restated                       As Restated
                                                                                   See Note 11                       See Note 11
Revenues .....................................................    $ 110,554        $  104,005        $ 725,980       $  633,823
Cost of revenues .............................................       67,839            64,259          428,865          393,949
                                                                  ---------        ----------        ---------       ----------
   Gross profit ..............................................       42,715            39,746          297,115          239,874
Selling, general and administrative expenses .................       52,232            47,949          207,987          178,999
                                                                  ---------        ----------        ---------       ----------
   Operating income (loss) ...................................       (9,517)           (8,203)          89,128           60,875

Other (income) expense:
   Interest expense ..........................................        4,206             4,185           13,454           12,981
   Interest income ...........................................          (21)              (11)             (38)             (42)
   Other .....................................................          545             1,997            1,577            2,961
                                                                  ---------        ----------        ---------       ----------
Income (loss) before provision for (benefit
   from) income taxes ........................................      (14,247)          (14,374)          74,135           44,975
Provision for (benefit from) income taxes ....................       (5,706)           (5,749)          29,690           17,992
                                                                  ---------        ----------        ---------       ----------
Net income (loss) ............................................    $  (8,541)       $   (8,625)       $  44,445       $   26,983
                                                                  =========        ==========        =========       ==========

Weighted average shares outstanding:
   Basic .....................................................       18,424            17,998           18,288           17,882
   Diluted ...................................................       18,424            17,998           23,417           21,683

Net income (loss) per share:
   Basic .....................................................    $   (0.46)       $    (0.48)       $    2.43       $     1.51
   Diluted ...................................................    $   (0.46)       $    (0.48)       $    2.08       $     1.38

See accompanying notes to condensed consolidated financial statements.

                             SCHOOL SPECIALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                                For the Nine
                                                                                                                Months Ended
                                                                                                      -----------------------------
                                                                                                      January 25,       January 26,
                                                                                                         2003              2002
                                                                                                         ----              ----
                                                                                                                        As Restated
                                                                                                                        See Note 11
Cash flows from operating activities:
   Net income ...................................................................................     $  44,445         $  26,983
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization expense ......................................................        11,430             7,876
     Amortization of debt fees and other ........................................................         1,886             1,834
     Restructuring related payments .............................................................          (274)           (1,551)
     Loss on disposal or impairment of property, equipment and business disposition .............           936             1,078
     Gain on sale of available-for-sale securities ..............................................             -              (287)
     Loss on impairment of investment ...........................................................             -             1,657
   Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations accounted for under the purchase method):
     Accounts receivable ........................................................................        (9,692)            1,252
     Inventories ................................................................................        28,179            31,057
     Prepaid expenses and other current assets ..................................................        (1,698)            6,619
     Accounts payable ...........................................................................       (14,958)          (31,296)
     Accrued liabilities ........................................................................         1,633            18,195
                                                                                                      ---------         ---------
       Net cash provided by operating activities ................................................        61,887            63,417
                                                                                                      ---------         ---------
Cash flows from investing activities:
   Cash paid in acquisitions, net of cash acquired ..............................................       (47,432)         (160,203)
   Additions to property and equipment ..........................................................        (7,809)           (7,261)
   Proceeds from disposal of property, equipment and business disposition .......................           638             1,685
   Proceeds from sale of available-for-sale securities and note receivable ......................             -             6,353
                                                                                                      ---------         ---------
       Net cash used in investing activities ....................................................       (54,603)         (159,426)
                                                                                                      ---------          --------
Cash flows from financing activities:
   Proceeds from bank borrowings ................................................................       197,100           228,500
   Repayment of debt and capital leases .........................................................      (211,264)         (282,161)
   Proceeds from convertible debt offering ......................................................             -           149,500
   Payment of debt fees and other ...............................................................          (115)           (5,403)
   Proceeds from exercise of stock options ......................................................         6,283             5,200
                                                                                                      ---------         ---------
       Net cash (used in) provided by financing activities ......................................        (7,996)           95,636
                                                                                                      ----------        ---------
Net decrease in cash and cash equivalents .......................................................          (712)             (373)
Cash and cash equivalents, beginning of period ..................................................         6,123             5,688
                                                                                                      ---------         ---------
Cash and cash equivalents, end of period ........................................................     $   5,411         $   5,315
                                                                                                      =========         =========

                             SCHOOL SPECIALTY, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                 (In thousands)

The Company entered into certain business combinations in the nine months ended January 25, 2003, and January 26, 2002. The transactions that occurred during the nine months ended January 25, 2003 were paid for using cash while the transactions that occurred during the nine months ended January 26, 2002 were paid for using cash, cash and common stock or cash and a note. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                                                    For the Nine
                                                                                    Months Ended
                                                                            --------------------------
                                                                            January 25,    January 26,
                                                                               2003           2002
                                                                               ----           ----
Accounts receivable ..................................................      $  12,581         $6,435
Inventories ..........................................................         12,880          3,674
Deferred catalog costs ...............................................          2,325              -
Prepaid expenses and other assets ....................................            152          1,521
Property and equipment ...............................................          1,026          7,202
Goodwill .............................................................         30,797        133,530
Intangible assets ....................................................          9,142         33,276
Short-term debt ......................................................         (1,082)        (2,483)
Short-term capital lease obligations .................................            (33)             -
Accounts payable .....................................................         (7,098)          (624)
Accrued liabilities ..................................................         (6,122)        (5,573)
Deferred taxes .......................................................           (919)       (13,264)
Long-term debt .......................................................        (10,139)          (342)
Long-term capital lease obligations ..................................           (195)             -
                                                                            ---------      ---------
   Net assets acquired ...............................................      $  43,315      $ 163,352
                                                                            =========      =========
Acquisitions were funded as follows:
Cash paid, net of cash acquired (1) ..................................      $  43,315      $ 156,640
Note payable to selling shareholders .................................              -          4,012
Common stock .........................................................              -          2,700
                                                                            ---------      ---------
    Total ............................................................      $  43,315      $ 163,352
                                                                            =========      =========

    (1) Fiscal 2003 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes the payment of $4,012 for the fiscal 2002 note payable to selling shareholders related to the acquisition of Premier Agendas and purchase price adjustments of $105 related to immaterial acquisitions. Fiscal 2002 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes the payment of $3,210 for an earn-out provision to the former owners of Global Video and the payment of $353 for additional purchase price related to the November 2000 J.L. Hammett acquisition.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting and records compensation expense for all stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial statements. The amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Since the Company has not elected to change to the fair value based method of accounting, the transition provisions of SFAS No. 148 have no impact on the Company's financial position, results of operations or cash flows. The Company adopted the disclosure provisions of this statement in the third quarter of fiscal 2003. See Note 4 "Earnings Per Share and Employee Stock Plans."

In January 2003, the FASB issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 requires companies with variable interests in variable interest entities to evaluate whether they must consolidate these entities subject to the provisions included in FIN 46. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the potential impact of FIN 46 as it relates to its accounts receivable securitization. If FIN 46 were applicable to the Company, the Company's accounts receivable and total debt outstanding would increase for the amount advanced under the securitization, which as of January 25, 2003 was $50,000.

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 3--SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders' equity during the nine months ended January 25, 2003, were as follows:

            Shareholders' equity balance at April 27, 2002 ...........  $271,170
            Net income ...............................................    44,445
            Issuance of common stock in conjunction with
              stock option exercises .................................     6,283
            Tax benefit on stock option exercises ....................     1,485
            Foreign currency translation adjustment ..................       896
                                                                        --------
            Shareholders' equity balance at January 25, 2003 .........  $324,279
                                                                        ========

Comprehensive income for the periods presented in the condensed consolidated statements of operations was as follows:

                                                                         For the Three                   For the Nine
                                                                          Months Ended                  Months Ended
                                                                    -------------------------   --------------------------
                                                                     January 25,  January 26,   January 25,    January 26,
                                                                       2003          2002          2003           2002
                                                                       ----          ----          ----           ----
Net income (loss) ...............................................   $    (8,541)  $  (8,625)    $  44,445      $    26,983
Other comprehensive income (loss):
  Unrealized gain (loss) on available-for-sale
    securities:
    Unrealized holding gain (loss) arising during
       period, net of tax .......................................             -          38             -             (779)
    Less: Reclassification adjustment for gains
       included in net income, net of tax .......................             -           -             -              172
                                                                    -----------   ---------     ---------      -----------
  Net unrealized gain (loss) on securities available-
    for-sale recognized in other comprehensive
    income (loss) ...............................................             -          38             -             (951)
  Unrealized gain (loss) on derivative financial
    instrument:
    Unrealized holding gain (loss) arising during
       period, net of tax .......................................             -          69             -             (559)
    Less: Reclassification adjustment for losses
       included in net income, net of tax .......................             -        (210)            -             (559)
                                                                    -----------   ---------     ---------      -----------
  Net unrealized gain on derivative financial
    instruments recognized in other comprehensive
    income (loss) ...............................................             -         279             -                -
  Foreign currency translation adjustment .......................           940           2           896                2
                                                                    -----------   ---------     ---------      -----------
Total comprehensive income (loss) ...............................   $    (7,601)  $  (8,306)    $  45,341      $    26,034
                                                                    ===========   =========     =========      ===========

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 4--EARNINGS PER SHARE AND EMPLOYEE STOCK PLANS

Earnings Per Share

The following information presents the Company's computations of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS") for the periods presented in the condensed consolidated statements of operations:

                                                                   Income (Loss)        Share        Per Share
                                                                    (Numerator)     (Denominator)      Amount
                                                                     ---------       -----------       ------
     Three months ended January 25, 2003:
     Basic and Diluted EPS ....................................     $  (8,541)         18,424        $ (0.46)

     Three months ended January 26, 2002:
     Basic and Diluted EPS ....................................     $  (8,625)         17,998        $ (0.48)

     Nine months ended January 25, 2003:
     Basic EPS ................................................     $  44,445          18,288        $  2.43
                                                                                                     =======
     Effect of dilutive stock options .........................             -             499
     Effect of convertible debt ...............................         4,346           4,630
                                                                    ---------       ---------
     Diluted EPS ..............................................     $  48,791          23,417        $  2.08
                                                                    =========       =========        =======

     Nine months ended January 26, 2002:
     Basic EPS ................................................     $  26,983          17,882        $  1.51
                                                                                                     =======
     Effect of dilutive stock options .........................             -             714
     Effect of convertible debt ...............................         2,903           3,087
                                                                    ---------       ---------
     Diluted EPS ..............................................     $  29,886          21,683        $  1.38
                                                                    =========       =========        =======

The Company had additional stock options outstanding during the nine months ended January 25, 2003 and January 26, 2002, of 396 and 111, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

Employee Stock Plans

The Company has two stock-based employee compensation plans. The Company accounts for these plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, because the exercise price of the options is equal to the market price on the date of grant, no compensation expense has been recognized for the options granted to employees and directors. Had compensation expense related to the Company's stock option grants to employees and directors been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been impacted as indicated in the following table:

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                                                                             For the Three                  For the Nine
                                                                             Months Ended                   Months Ended
                                                                             ------------                   ------------
                                                                       January 25,     January 26,     January 25,    January 26,
                                                                          2003            2002             2003          2002
                                                                          ----            ----             ----          ----
Net income (loss), as reported ..................................       $ (8,541)       $ (8,625)       $ 44,445       $ 26,983
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects ...................................           (708)           (650)         (1,956)        (1,797)
                                                                        --------        --------        --------       --------
Pro forma net income (loss) .....................................       $ (9,249)       $ (9,275)       $ 42,489       $ 25,186
                                                                        ========        ========        ========       ========

EPS:

Basic, as reported ..............................................       $ (0.46)        $ (0.48)        $   2.43       $   1.51
                                                                        =======         =======         ========       ========
Basic, pro forma ................................................       $ (0.50)        $ (0.52)        $   2.32       $   1.41
                                                                        =======         =======         ========       ========

Diluted, as reported ............................................       $ (0.46)        $ (0.48)        $   2.08       $   1.38
                                                                        =======         =======         ========       ========
Diluted, pro forma ..............................................       $ (0.50)        $ (0.52)        $   2.00       $   1.30
                                                                        =======         =======         ========       ========

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

                                                                        For the Three                For the Nine
                                                                        Months Ended                 Months Ended
                                                                        ------------                 ------------
                                                                   January 25,     January 26,   January 25,    January 26,
                                                                      2003            2002          2003          2002
                                                                      ----            ----          ----          ----
Expected life of option .........................................    7 years         7 years       7 years       7 years
Risk free interest rate .........................................      3.59%           4.89%         3.88%         4.85%
Expected volatility of stock ....................................     54.59%          57.98%        55.09%        58.43%

The weighted-average fair value of options granted was $13.92 and $14.09 during the three months ended January 25, 2003 and January 26, 2002, respectively, and was $14.30 and $15.49 during the nine months ended January 25, 2003 and January 26, 2002, respectively.

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 5--GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company's intangible assets, excluding goodwill:

                                                                            Accumulated        Net Book
    January 25, 2003                                       Gross Value      Amortization         Value
    ----------------                                       -----------      ------------         -----
    Amortizable intangible assets:
       Customer relationships ..........................   $    24,075      $    (1,533)      $    22,542
       Non-compete agreements ..........................         5,809           (1,261)            4,548
       Order backlog and other .........................         1,309             (776)              533
                                                           -----------      -----------       -----------
         Total amortizable intangible assets ...........        31,193           (3,570)           27,623
    Non-amortizable intangible assets:
       Perpetual license agreement .....................        12,700                -            12,700
       Tradenames and trademarks .......................         1,997                -             1,997
                                                           -----------      -----------       -----------
         Total non-amortizable intangible assets .......        14,697                -            14,697
                                                           -----------      -----------       -----------
           Total intangible assets .....................   $    45,890      $    (3,570)      $    42,320
                                                           ===========      ===========       ===========

                                                                            Accumulated        Net Book
    April 27, 2002                                         Gross Value      Amortization         Value
    --------------                                         -----------      ------------         -----
    Amortizable intangible assets:
       Customer relationships ..........................   $    19,384      $      (420)      $    18,964
       Non-compete agreements ..........................         3,221             (793)            2,428
       Order backlog and other .........................         1,452             (464)              988
                                                           -----------      -----------       -----------
         Total amortizable intangible assets ...........        24,057           (1,677)           22,380
    Non-amortizable intangible assets:
       Perpetual license agreement .....................        12,700                -            12,700
       Trademarks ......................................           377                -               377
                                                           -----------      -----------       -----------
         Total non-amortizable intangible assets .......        13,077                -            13,077
                                                           -----------      -----------       -----------
           Total intangible assets .....................   $    37,134      $    (1,677)      $    35,457
                                                           ===========      ===========       ===========

                                                                            Accumulated        Net Book
    January 26, 2002                                       Gross Value      Amortization         Value
    ----------------                                       -----------      ------------         -----
    Amortizable intangible assets:
       Customer relationships ..........................   $    16,000      $       (89)      $    15,911
       Non-compete agreements ..........................         2,819             (645)            2,174
       Order backlog and other .........................         1,650             (428)            1,222
                                                           -----------      ------------      -----------
         Total amortizable intangible assets ...........        20,469           (1,162)           19,307
    Non-amortizable intangible assets:
       Perpetual license agreement .....................        15,700                -            15,700
       Trademarks ......................................           377                -               377
                                                           -----------      -----------       -----------
         Total non-amortizable intangible assets .......        16,077                -            16,077
                                                           -----------      -----------       -----------
           Total intangible assets .....................   $    36,546      $   ( 1,162)      $    35,384
                                                           ===========      ===========       ===========

Intangible amortization expense included in selling, general and administrative expenses for three months ended January 25, 2003 and January 26, 2002 was $650 and $275, respectively, and $2,290 and $605 for the nine months ended January 25, 2003 and January 26, 2002, respectively.

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Estimated intangible amortization expense for the remainder of fiscal 2003 and each of the five succeeding fiscal years is estimated to be:

                 2003 (three months remaining) ..................... $   580
                 2004 ..............................................   2,267
                 2005 ..............................................   2,199
                 2006 ..............................................   2,198
                 2007 ..............................................   2,099
                 2008 ..............................................   2,097

The following information presents changes to goodwill during the period beginning January 27, 2002 through January 25, 2003:

                  Balance at                                Balance at                              Balance at
                  January 26,                                April 27,                              January 25,
  Segment            2002       Acquired    Adjustments        2002       Acquired    Adjustments      2003
  -------            ----       --------    -----------        ----       --------    -----------      ----
Traditional ....  $ 159,169     $    747    $         -     $  159,916    $  3,626    $         -   $  163,542
Specialty.......    230,117            -            913        231,030      27,171          1,442      259,643
                  ---------     --------    -----------     ----------    --------    -----------   ----------
  Total ........  $ 389,286     $    747    $       913     $  390,946    $ 30,797    $     1,442   $  423,185
                  =========     ========    ===========     ==========    ========    ===========   ==========

The adjustments within the Specialty segment for the period January 27, 2002 through April 27, 2002 include purchase accounting adjustments related to Premier Agendas of $452. The balance of the adjustments primarily represent foreign currency translation.

The Specialty segment adjustments during fiscal 2003 of $1,442 are primarily associated with Premier Agendas. Specifically, $447 is for exit costs, consisting of employee termination and facility closure costs related to the closure of regional sales offices, which was substantially completed during fiscal 2003's second quarter. Also, $863 is for final purchase accounting adjustments and foreign currency translation. In addition to the Premier Agenda adjustments, $132 in adjustments relates to the Premier Science acquisition, with $100 in adjustments representing additional purchase price resulting from an earn-out provision, which was paid in fiscal 2003's third quarter, and $32 of final purchase accounting adjustments.

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 6--BUSINESS COMBINATIONS AND PROFORMA RESULTS

On August 14, 2002 the Company acquired ABC School Supply and related affiliates ("ABC") for an aggregate purchase price, which is subject to adjustment, of $30,735 funded in cash through borrowings under the Company's credit facility. As part of the acquisition, the Company also assumed $11,449 of debt. ABC, a producer and marketer of pre-K through eighth grade educational products, is headquartered in Duluth, Georgia. The acquisition is expected to create synergies with our early childhood and national accounts customer base. The preliminary purchase price allocation, which is subject to change, resulted in goodwill of approximately $30,361, which is not expected to be deductible for tax purposes. The results of this acquisition and the related goodwill have been included in both the Traditional and Specialty segment results since the date of acquisition.

During fiscal 2003's second quarter, the Company made the decision to close ABC's manufacturing facility in Lineville, Alabama, to close ABC's distribution center in Duluth, Georgia, and to consolidate various administrative functions with its Childcraft division and Traditional segment. In accordance with this plan, the Company recorded $949 in liabilities for severance and termination costs to cover approximately 150 terminated employees and $1,519 in liabilities for facility closure and consolidation costs. The Company continues to evaluate additional exit activities, which are expected to require additional purchase accounting adjustments and liabilities.

The Company engaged a third-party to perform a valuation of ABC's intangible assets, which was preliminary as of the balance sheet date and is expected to be finalized during fiscal 2003's fourth quarter. Details of ABC's acquired intangible assets, based on the preliminary valuation, are as follows:

                                                Allocated      Amortization
              Acquired Intangibles                Value            Life
              --------------------                -----            ----
           Amortizable intangibles:
               Customer relationships ........   $4,630          15 years
               Order backlog .................      140           6 months
                                                 ------
                 Total .......................    4,770          14.6 years
           Non-amortizable intangibles:
               Tradenames ....................    1,620             N/A
                                                 ------
                 Total acquired intangibles ..   $6,390             N/A
                                                 ======

On August 30, 2002, the Company acquired the remaining wholesale operations of J.L. Hammett ("Hammett") for an aggregate purchase price, which is subject to change, of $12,942, funded in cash through borrowings under the Company's credit facility. The $12,942 includes an additional $1,074 in purchase price paid during fiscal 2003's third quarter. The business operated from Braintree, Massachusetts, and Romulus, New York, primarily marketed pre-K through twelfth grade educational products to charter schools and national child care centers. The acquisition is expected to create synergies with our national accounts business. The preliminary purchase price allocation, which is subject to change, resulted in goodwill of $436, which is expected to be fully deductible for tax purposes, and intangible assets of $2,693, consisting primarily of non-compete agreements. The results of this acquisition and the related goodwill have been included in the Traditional segment results since the date of acquisition.

The following information presents the unaudited pro forma results of operations of the Company for the three and nine months ended January 25, 2003 and January 26, 2002, and includes the Company's consolidated results of operations and the results of the companies acquired during fiscal 2003 and fiscal 2002 as if all such acquisitions had been made at the beginning of fiscal 2002, with the exception of the historical results from the Bradburn and Premier Science acquisitions, which have been excluded as they are immaterial. The results presented below include certain pro forma adjustments to reflect the amortization of certain amortizable intangible assets, adjustments to interest expense, and the inclusion of an income tax provision on all earnings.

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                                          Three Months Ended             Nine Months Ended
                                    -----------------------------  ----------------------------
                                     January 25,      January 26,  January 25,      January 26,
                                        2003             2002          2003            2002
                                        ----             ----          ----            ----
          Revenues ...............  $ 110,554        $ 118,105     $ 751,974        $ 774,197
          Net Income (loss) ......     (8,541)         (12,602)       44,749           37,669

          EPS:
            Basic ................  $   (0.46)       $   (0.70)    $    2.45        $    2.11
            Diluted ..............  $   (0.46)       $   (0.70)    $    2.10        $    1.87

The pro forma results of operations have been prepared using primarily unaudited historical results of acquired companies. These unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 2002 or the results that may occur in the future.

NOTE 7--SEGMENT INFORMATION

The Company's business activities are organized around two principal business segments, Traditional and Specialty, that operate principally in the United States, with limited Specialty segment operations in Canada. Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. While the segments serve a similar customer base, notable differences exist in products, selling and marketing approaches, gross margin, operating expenses and revenue growth rates. Products supplied within the Traditional segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Products supplied within the Specialty segment target specific educational disciplines, such as art, industrial arts, physical education, sciences and early childhood. This segment also supplies student academic planners. All intercompany transactions have been eliminated.

The following table presents segment information:

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                                                        Three Months Ended             Nine Months Ended
                                                     --------------------------    --------------------------
                                                     January 25,    January 26,    January 25,    January 26,
                                                        2003           2002           2003           2002
                                                        ----           ----           ----           ----
Revenues:
   Traditional .....................................  $  60,402    $   62,318      $  397,107     $ 407,237
   Specialty .......................................     50,152        41,687         328,873       226,586
                                                      ---------    ----------      ----------     ---------
     Total .........................................  $ 110,554    $  104,005      $  725,980     $ 633,823
                                                      =========    ==========      ==========     =========
Operating income (loss) and income (loss)
   before taxes:
   Traditional .....................................  $     664    $    2,132      $   45,337     $  48,969
   Specialty .......................................     (5,677)       (6,027)         58,632        25,300
                                                      ---------    ----------      ----------     ---------
     Total .........................................     (5,013)       (3,895)        103,969        74,269
   Corporate expenses ..............................      4,504         4,308          14,841        13,394
                                                      ---------    ----------      ----------     ---------
     Operating income (loss) .......................     (9,517)       (8,203)         89,128        60,875
   Interest expense and other ......................      4,730         6,171          14,993        15,900
                                                      ---------    ----------      ----------     ---------
     Income (loss) before taxes ....................  $ (14,247)   $  (14,374)     $   74,135     $  44,975
                                                      =========    ==========      ==========     =========

Depreciation and intangible asset amortization:
   Traditional .....................................  $     950    $    1,084      $    2,940     $   3,046
   Specialty .......................................      1,794           915           5,491         2,423
                                                      ---------    ----------      ----------     ---------
     Total .........................................      2,744         1,999           8,431         5,469
   Corporate .......................................      1,019           841           2,999         2,407
                                                      ---------    ----------      ----------     ---------
     Total .........................................  $   3,763    $    2,840      $   11,430     $   7,876
                                                      =========    ==========      ==========     =========

Expenditures for property and equipment:
   Traditional .....................................  $     166    $      239      $      776     $   1,505
   Specialty .......................................        931           358           2,717         1,390
                                                      ---------    ----------      ----------     ---------
     Total .........................................      1,097           597           3,493         2,895
   Corporate .......................................      1,512         2,859           4,316         4,366
                                                      ---------    ----------      ----------     ---------
     Total .........................................  $   2,609    $    3,456      $    7,809     $   7,261
                                                      =========    ==========      ==========     =========

                                                                                      As of          As of
                                                                                   January 25,     April 27,
                                                                                      2003           2002
                                                                                      ----           ----
Identifiable assets:
   Traditional .....................................                               $  241,643     $ 249,926
   Specialty .......................................                                  382,911       344,045
                                                                                   ----------     ---------
     Total .........................................                                  624,554       593,971
   Corporate assets ................................                                   94,510        79,671
                                                                                   ----------     ---------
     Total .........................................                               $  719,064     $ 673,642
                                                                                   ==========     =========

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 8--RESTRUCTURING COSTS

During the fourth quarter of fiscal 2001, the Company recorded a restructuring charge of $4,500 to close redundant facilities and for severance costs related to the termination of 76 employees, which is discussed in the Company's fiscal 2001 and fiscal 2002 Annual Reports on Forms 10-K. No additional provisions were made under this plan during the nine months ended January 25, 2003.

Selected information related to the restructuring reserve follows:

                                                               Facility
                                              Severance and   Closure and
                                              Terminations   Consolidation   Other Costs     Total
                                              ------------   -------------   -----------     -----
April 28, 2001 liability balance                $    800        $ 1,694        $     19     $ 2,513
   First quarter, fiscal 2002
     Utilizations ...........................       (337)          (291)            (19)       (647)
   Second quarter, fiscal 2002
     Utilizations ...........................       (140)          (198)              -        (338)
   Third quarter, fiscal 2002
     Utilizations ...........................       (227)          (339)              -        (566)
   Fourth quarter, fiscal 2002
     Utilizations and adjustments ...........         64           (163)              -         (99)
                                                --------        -------       ---------     -------
April 27, 2002 liability balance                     160            703               -         863
    First quarter, fiscal 2003
     Utilizations ...........................        (35)           (76)              -        (111)
   Second quarter, fiscal 2003
     Utilizations ...........................        (28)           (50)              -         (78)
   Third quarter, fiscal 2003
     Utilizations ...........................        (34)           (51)              -         (85)
                                                --------        -------     -----------     -------
January 25, 2003 liability balance ..........   $     63        $   526     $         -     $   589
                                                ========        =======     ===========     =======

NOTE 9--ASSETS HELD FOR SALE

During fiscal 2003's third quarter, the Company sold ABC's manufacturing facility in Lineville, Alabama for net proceeds of $484. The transaction resulted in a purchase accounting adjustment, a reduction of goodwill, of $53. The balance in assets held for sale of $1,350 relates to our Lufkin, Texas facility.

NOTE 10--SUBSEQUENT EVENT

On February 26, 2003, the Company acquired the video division of Sunburst Technology Corporation for an aggregate purchase price, which is subject to change, of $7,750. This transaction was funded in cash through borrowings under the Company's credit facility.

                             SCHOOL SPECIALTY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 11--RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's consolidated fiscal 2001 financial statements, the Company determined that two sale-leaseback transactions which occurred in November 2000 were improperly accounted for. The Company initially accounted for the transactions as operating leases under sale-leaseback accounting. The leases contain a specific technical default provision within the agreements that could, under remote circumstances, allow for continuing ownership involvement by the Company in the two properties. Due to this specific default provision within the leases, the Company should have accounted for the transactions as financings as opposed to sales and subsequent operating leases. The following table summarizes the impact of this restatement on the Company's previously filed fiscal 2002 third quarter Form 10-Q's unaudited quarterly financial results:


At January 26, 2002:                             As Reported   As Restated
                                                 -----------   -----------
   Property and equipment ....................     $ 49,185     $ 65,042
   Other assets ..............................       11,358       12,063
   Current maturities - long-term debt .......        4,412        4,691
   Other accrued liabilities .................       16,028       15,356
   Long-term debt ............................      278,221      296,023
   Retained earnings .........................       68,416       67,908

                                                            Three Months Ended        Nine Months Ended
                                                        ------------------------  -------------------------
For the period ending January 26, 2002:                 As Reported  As Restated  As Reported   As Restated
                                                        -----------  -----------  -----------   -----------
   Selling, general and administrative expenses ......    $ 48,199     $ 47,949     $179,750     $178,999
   Operating income (loss) ...........................      (8,453)      (8,203)      60,124       60,875
   Interest expense ..................................       3,769        4,185       11,730       12,981
   Income (loss) before provision for (benefit from)
     income taxes ....................................     (14,208)     (14,374)      45,475       44,975
   Provision for (benefit from) income taxes .........      (5,683)      (5,749)      18,192       17,992
   Net income (loss) .................................      (8,525)      (8,625)      27,283       26,983
   Basic EPS .........................................    $  (0.47)    $  (0.48)    $   1.53     $   1.51
   Diluted EPS .......................................    $  (0.47)    $  (0.48)    $   1.39     $   1.38

As Reported amounts reflect reclassifications made to conform with the current year presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

Our financial statements for the three and nine months ended January 26, 2002 have been restated. See Note 11 "Restatement of Financial Statements" in our notes to condensed consolidated financial statements. The following MD&A gives effect to the restatement.

Results of Operations

The following table sets forth various items as a percentage of revenues on a historical basis.

                                                            Three Months Ended        Nine Months Ended
                                                        -------------------------  ------------------------
                                                        January 25,   January 26,  January 25,  January 26,
                                                          2003          2002          2003         2002
                                                          ----          ----          ----         ----
Revenues ............................................     100.0%        100.0%       100.0%       100.0%
Cost of revenues ....................................      61.4          61.8         59.1         62.2
                                                         ------        ------       ------       ------
   Gross profit .....................................      38.6          38.2         40.9         37.8
Selling, general and administrative expenses ........      47.2          46.1         28.6         28.2
                                                         ------        ------       ------       ------
   Operating income (loss) ..........................      (8.6)         (7.9)        12.3          9.6
Interest expense, net ...............................       3.8           4.0          1.9          2.0
Other ...............................................       0.5           1.9          0.2          0.5
                                                         ------        ------       ------       ------
Income (loss) before provision for (benefit from)
   income taxes .....................................     (12.9)        (13.8)        10.2          7.1
Provision for (benefit from) income taxes ...........      (5.2)         (5.5)         4.1          2.8
                                                         ------        ------       ------       ------
Net income (loss) ...................................      (7.7)%        (8.3)%        6.1%         4.3%
                                                         ======        ======       ======       ======

Three Months Ended January 25, 2003 Compared to Three Months Ended January 26, 2002

Revenues

Revenues increased 6.3% from $104.0 million for the three months ended January 26, 2002, to $110.6 million for the three months ended January 25, 2003. The increase in revenues was primarily due to acquisitions and growth in existing Specialty businesses, partially offset by a decline in Traditional segment revenues. Specialty segment revenues increased 20.3% from $41.7 million to $50.2 million, primarily driven by acquired revenues from ABC School Supply ("ABC"). Traditional segment revenues decreased 3.1% from $62.3 million to $60.4 million, reflecting continued softness in the economy and uncertainties over state funding, partially offset by revenues from acquired businesses.

Gross Profit

Gross profit increased 7.5% from $39.7 million for the three months ended January 26, 2002, to $42.7 million for the three months ended January 25, 2003. Gross margin expanded by 40 basis points from 38.2% to 38.6%. The increase in gross profit and gross margin was primarily due to acquired businesses and a shift in revenue mix to higher margin Specialty business. Specialty segment gross margin expanded by 90 basis points from 45.6% to 46.5%, driven primarily by acquired business and successful pricing initiatives in core businesses. Traditional segment gross profit decreased 6.5% from $20.7 million to $19.4 million, primarily due to reduced volume in the consumable product line.

SG&A

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

SG&A increased $4.3 million from $47.9 million for the three months ended January 26, 2002, to $52.2 million for the three months ended January 25, 2003. As a percent of revenues, SG&A increased 110 basis points from 46.1% to 47.2%. The increase in SG&A as a percent of revenues was primarily due to the inclusion of Premier Agendas for a full quarter, a highly seasonal business with limited revenues in the Company's third and fourth quarters and the acquisition of ABC, which was not fully integrated into existing operations. These increases were partially offset by overall efficiencies in core operations, including the Lufkin, Texas warehouse closing.

Specialty segment SG&A increased 15.8% from $25.0 million or 60.1% of revenues to $29.0 million, or 57.8% of revenues. The increase in Specialty SG&A was driven primarily by the inclusion of Premier Agendas for a full quarter and the inclusion of ABC. The reduction in Specialty segment SG&A as a percent of revenues was primarily due to a non-recurring charge that occurred in fiscal 2002 related to closing the Birmingham, Alabama distribution center, which partially offset the inclusion of Premier Agendas for a full quarter. Traditional segment SG&A increased $0.1 million from $18.6 million or 29.9% of revenues to $18.7 million or 31.0% of revenues. The increase in Traditional SG&A was primarily due to increased costs associated with the expansion of our national accounts business.

Interest Expense

Net interest expense was $4.2 million or 4.0% of revenues for the three months ended January 26, 2002 and $4.2 million or 3.8% of revenues for the three months ended January 25, 2003. A reduction in our effective borrowing rate was offset by an increase in debt outstanding.

Other Expense

Other expense decreased $1.5 million to $0.5 million in fiscal 2003's third quarter from $2.0 million in fiscal 2002's third quarter. Other expense for the three months ended January 25, 2003 primarily represented the discount and loss on the accounts receivable securitization of $0.5 million. Other expense for the three months ended January 26, 2002 primarily represented the discount and loss on the accounts receivable securitization of $0.4 million and $1.7 million related to the loss on impairment of a long-term investment.

Benefit from Income Taxes

Benefit from income taxes was $5.7 million for the three months ended January 25, 2003 and January 26, 2002, respectively, reflecting income tax rates of 40.0% for each period. The higher effective tax rate, as compared to the federal statutory rate of 35%, was primarily due to state, local and foreign income taxes.

Nine Months Ended January 25, 2003 Compared to the Nine Months Ended January 26, 2002

Revenues

Revenues increased $92.2 million or 14.5% from $633.8 million to $726.0 million. The increase in revenues was primarily due to acquisitions, partially offset by a decline in Traditional segment revenues. Specialty segment revenues increased $102.3 million or 45.1% from $226.6 million to $328.9 million, driven primarily by the acquisitions of Premier Agendas and ABC. Traditional segment revenues declined 2.5% or $10.1 million from $407.2 million to $397.1 million, reflecting continued softness in the economy and related state funding concerns, partially offset by acquired revenues.

Gross Profit

Gross profit increased $57.2 million or 23.9% from $239.9 million to $297.1 million. The increase was due to an increase in revenues and gross margin expansion. Gross margin grew 310 basis points from 37.8% to 40.9%, driven by revenue mix, with an increase in revenues from the higher margin Specialty segment. Specialty segment gross margin grew 420 basis points from 45.4% to 49.6%, driven by strong gross margins from acquired businesses and margin expansion in the ClassroomDirect business, resulting primarily from reduced price discounting. Traditional segment gross margin expanded 10 basis points from 33.7% to 33.8%, driven primarily by product mix and consumable line gross margin expansion.

SG&A

SG&A increased $29.0 million or 16.2% from $179.0 million or 28.2% of revenues to $208.0 million or 28.6% of revenues. The increase in SG&A and SG&A as a percent of revenues was primarily due to acquisitions, an increase in revenues and a shift in revenue mix to increased Specialty segment revenues, which generally has higher operating costs than the Traditional segment primarily due to increased marketing costs, These increases were partially offset by efficiencies obtained from integration efforts.

Specialty segment SG&A increased $26.9 million, or 34.6% from $77.5 million, or 34.2% of revenues to $104.4 million or 31.7% of revenues. The increase in Specialty segment SG&A was primarily due to an increase in revenues and redundancies created with operations acquired during fiscal 2003's second quarter, which were not fully integrated into existing operations. The decrease in SG&A as a percent of revenues was primarily due to Premier Agendas, which has lower SG&A as a percent of revenues than most of our Specialty businesses and a non-recurring charge that occurred in fiscal 2002 related to closing the Birmingham, Alabama distribution center. Traditional segment SG&A increased $0.7 million from $88.1 million, or 21.6% of revenues to $88.8 million or 22.4% of revenues. The increase in SG&A was primarily due to costs associated with closing our Lufkin, Texas facility, which supported the Traditional segment, of approximately $1.2 million.

Interest Expense

Net interest expense increased 3.7% or $0.5 million from $12.9 million to $13.4 million. The increase in net interest expense was due to an increase in average debt outstanding, partially offset by a reduction in interest rates.

Other Expense

Other expense decreased $1.4 million from $3.0 million to $1.6 million for the nine months ended January 25, 2003. Other expenses for the nine months ended January 25, 2003 primarily represented the discount and loss on securitized accounts receivable of $1.5 million. Discount and loss on securitized accounts receivable for the nine months ended January 26, 2002 was $1.6 million. The decrease in the discount and loss was primarily due to a reduction in the discount rate partially offset by an increase in the average securitized accounts receivable from $50.0 million in fiscal 2002 to $81.1 million in fiscal 2003. Other expenses for the nine months ended January 26, 2002 included a $0.3 million realized gain on the sale of available-for-sale securities and a $1.7 million loss on impairment related to a long-term investment.

Provision for Income Taxes

Provision for income taxes increased 65.0% or $11.7 million, reflecting income tax rates of 40.0% for each period. The higher effective tax rate, compared to the federal statutory rate of 35%, was primarily due to state, local and foreign income taxes.

Liquidity and Capital Resources

At January 25, 2003, we had a working capital deficit of $19.5 million, due to the classification as short-term of $115.5 million of debt outstanding under our credit facility, which matures in September 2003. We expect to refinance a large portion of our outstanding debt under the credit facility as long-term by the end of fiscal 2003. Our capitalization at January 25, 2003 was $607.6 million and consisted of total debt of $283.3 million and shareholders' equity of $324.3 million.

We currently have a five-year secured $250 million revolving loan credit facility with Bank of America, N.A. The credit facility matures on September 30, 2003. The amount outstanding as of January 25, 2003 was $115.5 million. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. Borrowings under the credit facility are usually significantly higher during the first two quarters of our fiscal year to meet the working capital needs of our peak-selling season. At January 25, 2003, our effective interest rate on borrowings under our credit facility was approximately 5.1%, including amortization of loan origination costs and commitment fees.

We currently have a $100 million accounts receivable securitization facility which expires in November 2003. The facility was amended during November 2002 to extend the expiration date to November 2003 and may be extended further with the financial institution's consent. At January 25, 2003, $50 million was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the nine months ended January 25, 2003 were $1.5 million and are included in other expenses in our condensed consolidated statement of operations.

Net cash provided by operating activities during the nine months ended January 25, 2003 decreased $1.5 million, from $63.4 million during the nine months ended January 26, 2002 to $61.9 million. The decrease in cash from operations was driven primarily by an increase in accounts receivable balances, partially offset by an increase in net income.

Net cash used in investing activities during the nine months ended January 25, 2003 was $54.6 million. Of this amount, $47.4 million related to acquisitions and $7.8 million was used for capital expenditures, primarily consisting of computer hardware and software and distribution and manufacturing equipment. Net cash used in investing activities during the nine months ended January 26, 2002 was $159.4 million, including $160.2 million for acquisitions and $7.3 million for capital expenditures. These uses were partially offset by proceeds of $5.2 from the sale of available-for-sale securities and $1.7 million in proceeds from a business disposition and sale of property and equipment.

Net cash used in financing activities during the nine months ended January 25, 2003 was $8.0 million. Net repayments on bank borrowings and capital leases of $14.2 million were partially offset with $6.3 million of proceeds from stock option exercises. Net cash provided by financing activities during the nine months ended January 26, 2002 was $95.6 million. Net proceeds from our convertible debt offering of approximately $144.6 million were used to repay a portion of the debt outstanding on our credit facility.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations. We have initiated the process of negotiating a new credit facility, which is anticipated to be completed by the end of fiscal 2003.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of a date within 90 days prior to the filing of this quarterly report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are adequate and effective for the purposes set forth in the definition of the Exchange Act rules.

Changes in Internal Controls

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

(b) The Company did not file any reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SCHOOL SPECIALTY, INC.
                                           (Registrant)

           3/7/2003                        /s/ David J. Vander Zanden
           --------                        -------------------------------------
           Date                            David J. Vander Zanden
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

           3/7/2003                        /s/ Mary M. Kabacinski
           --------                        -------------------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

                                              /s/ Mary M. Kabacinski
                                              ----------------------------------
                                              Mary M. Kabacinski
                                              Executive Vice President and Chief
                                              Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.  Description

  10.1       Executive Term Life Insurance Plan for David J. Vander Zanden.

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