Form 10-K
period 2003-04-26
SCHOOL SPECIALTY INC
filed 2003-07-10
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended April 26, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-24385

SCHOOL SPECIALTY, INC.

(Exact name of Registrant as specified in its charter)

Wisconsin	39-0971239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

W6316 Design Drive Greenville, Wisconsin	54942
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (920) 734-5712

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of October 26, 2002, was approximately $478,014,739. As of July 7, 2003, there were 18,742,407 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on August 26, 2003 are incorporated by reference into Part III.

PART I

Item 1. Business

Unless the context requires otherwise, all references to “School Specialty,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. Our fiscal year ends on the last Saturday in April of each year. In this Annual Report on Form 10-K (“Annual Report”), we refer to fiscal years by reference to the calendar year in which they end (e.g. the fiscal year ended April 26, 2003 is referred to as “fiscal 2003”). Note that all fiscal years reported and referenced represent 52 weeks, with the exception of fiscal 2000, which had 53 weeks.

Company Overview

School Specialty is the largest direct marketing company for supplemental educational supplies to schools and teachers for pre-kindergarten through twelfth grade (“preK-12”) in the United States. We hold approximately a 14 percent market share of the $6.8 billion other instructional materials market. We offer more than 80,000 items, many of which are proprietary, mail over 40 million catalogs annually, operate a national distribution network and have developed both an on-line education portal and e-commerce websites. Our broad product range enables us to provide customers with one source for virtually all of their supplemental educational supply needs. Our leading market position has been achieved by emphasizing high-quality products, superior order fulfillment and exceptional customer service. As a result, we have been able to establish relationships with virtually all of the country’s preK-12 schools and reach nearly all of the country’s teachers.

We recognize that educational supply procurement decisions are made at the district and school levels by administrators as well as at the classroom level by teachers and curriculum specialists. As a result, we have created an innovative multi-channel sales and marketing strategy enabling us to market our products to the various levels of buyers within the education market. The “traditional” or “top down” approach targets school districts and school administrators through our traditional sales force of over 300 professionals, the School Specialty general supply catalog and JuneBox.com, which offers a B2B (business to business) educational portal that allows custom catalogs and pricing, a business system interface as well as a B2T (business to teacher) option. The “specialty” or “bottom up” approach targets the classroom level decision-makers through our specialty sales force of over 200 professionals, through our catalogs featuring our specialty brands as well as the ClassroomDirect catalog and B2T websites. Our other specialty catalogs include Premier Agendas, Childcraft, abc, Sax Arts and Crafts, and Sportime. The specialty businesses offer more specialized products for individual disciplines. Many of these products are proprietary to our specialty brands.

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

We have grown significantly in recent years through acquisitions and internal growth. From fiscal 1999 through fiscal 2003, our revenues increased from $521.7 million to $870.0 million, a compound annual growth rate, or CAGR, of 13.6 percent. In fiscal 2003, revenues increased by 13.4 percent over the previous fiscal year. We remain focused on growth opportunities, including increasing our penetration rate and expanding in attractive regions, which would allow us to enhance our position as the number one marketer of supplemental educational supplies in the United States.

School Specialty, Inc., founded in October 1959, was acquired by U.S. Office Products in May 1996. In June 1998, School Specialty was spun-off from U.S. Office Products in a tax-free transaction. Our common stock is listed on The Nasdaq National Market under the symbol “SCHS.” In August 2000, we reincorporated from Delaware to Wisconsin. Our principal offices are located at W6316 Design Drive, Greenville, Wisconsin 54942, and our telephone number is (920) 734-5712. Our general website address is www.schoolspecialty.com. You may obtain, free of charge, copies of this Annual Report on Form 10-K as well as our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K (and amendments to those reports) filed with, or furnished to, the Securities Exchange Commission as soon as reasonably practicable after we have filed, or furnished, such reports by accessing our website at http://www.schoolspecialty.com, clicking on “General,” then selecting “Investor Information” and then selecting the “SEC Filings” link. Information contained in any of our websites is not deemed to be a part of this Annual Report.

Industry Overview

The school supply market consists of the sale of supplemental educational supplies, furniture and equipment to school districts, individual schools, teachers and curriculum specialists who purchase products for school and classroom use. Market Data Retrieval reports that 2001 public school expenditures in the United States of other instructional materials were approximately $6.8 billion. Of this amount, approximately $4.1 billion is sold through institutional channels and the remaining $2.7 billion is sold through retail channels, such as teacher stores.

According to the U.S. Department of Education, there are approximately 16,000 school districts, 118,500 elementary and secondary schools and 3.6 million teachers in the United States. Administrators for both school districts and individual schools usually make the decision to purchase the general school supplies and furniture needed to operate the school. Teachers and curriculum specialists generally decide on curriculum-specific products for use in their classrooms and individual disciplines. According to the National School Supply Equipment Association, or NSSEA, teachers spent approximately $1.9 billion of their own money in 2002 on supplies to supplement classroom materials.

The industry has highly predictable and generally favorable trends. Education expenditures have risen each year for the past 15 years and are expected to have exceeded $454 billion in 2002, according to the U.S. Department of Education. The most common measure of education spending is current expenditures per student. According to the National Education Association, current expenditures per student in constant dollars have increased from $6,696 in 1989 to an estimated $7,340 in 2003 and are expected to increase further to $8,875 in 2010, a 21 percent increase over 2003 expenditures. Incremental spending will thus exceed enrollment growth, which according to the U.S. Department of Education is projected to grow by 17 percent from 1989 to 2011 to a record level of 53.0 million students. The industry is affected by prevailing political and social trends. The attitude of the government towards education determines, to some extent, total expenditures on education. The attitude toward education is generally favorable; however, the industry has been recently affected by the generally weakened economic environment, which has placed pressure on some state and local budgets, the primary sources of school funding.

In January 2002 President Bush signed into law the No Child Left Behind Act of 2001 designed to improve student achievement in classrooms across the country. The fiscal 2002 federal budget provided for $4.6 billion in federal education funding, an 11 percent increase over the prior year.

The industry is highly fragmented with over 3,400 direct marketers of supplemental education supplies, many of which are family- or employee-owned businesses that operate in a single geographic region. We believe the increasing demand for single-source suppliers, prompt order fulfillment and competitive pricing, along with the related need for suppliers to invest in automated inventory and electronic ordering systems, is fostering consolidation within the industry. The industry has been trending toward decentralized, or site-based purchasing, which increases individual school’s and teacher’s roles in educational supply procurement decisions. We believe these changes are driving a shift in growth to the higher margin specialty businesses, which offer more focused products for different educational disciplines.

Recent Acquisitions

Select Agendas. In May 2003 we acquired Select Agendas, a Canadian-based company that produces and markets student agendas, for a preliminary aggregate purchase price of approximately $10 million, which is subject to an earn-out provision. The business will be integrated with Premier Agendas and reported as part of our Specialty segment.

Sunburst Visual Media. In February 2003 we acquired the visual media division of Sunburst Technology Corporation for approximately $8 million. Sunburst is a leading developer and marketer of proprietary videos, DVDs and related curriculum materials covering the character education, health and guidance curriculums in K-12 schools. Sunburst has been integrated with Teacher’s Video as a separate brand offering and has been reported in our Specialty segment since the date of acquisition.

J.L. Hammett. In August 2002 we acquired the remaining wholesale operations of J.L. Hammett (“Hammett”) for approximately $14 million. The Hammett business acquired primarily marketed preK-12 educational products to charter schools and national child care centers. The business has been integrated into our national account business within the Traditional segment.

ABC School Supply. In August 2002 we acquired ABC School Supply and related affiliates (“ABC”). ABC, a producer and marketer of pre-K through eighth grade educational products, has been integrated into our Childcraft division and national accounts business. We paid approximately $30 million for ABC and also assumed approximately $11 million of debt.

Premier Agendas. In December 2001 we acquired all of the stock of Premier Agendas, Inc. and Premier School Agendas, Ltd. (together “Premier Agendas”) for approximately $156 million. Headquartered in Bellingham, Washington, Premier Agendas is the largest provider of academic agendas in the United States and Canada. Premier Agendas has been included in our Specialty segment since the date of acquisition. We integrated our existing student agenda brands, Hammond & Stephens and Time Tracker, into the Premier Agendas business.

Competitive Strengths

We attribute our strong competitive position to the following key factors:

Number One Market Share. We have the highest revenues of any direct marketing company for supplemental education supplies. We have developed this leading market position by emphasizing high-quality products, superior order fulfillment and exceptional customer service. We believe that our large size and brand recognition have resulted in significant buying power, economies of scale and customer loyalty. In addition, our recent acquisitions have allowed us to increase our market presence and solidify our pricing leverage.

Leading Established Brands. We have the most established and recognized brands in the industry. We believe that a majority of our brands have a leading market position in their respective categories, based on revenues. With a historical track record of over 100 years for some brands, the Company’s traditional and specialty brands represent a significant competitive advantage.

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

Brand	Products
Premier Agendas	Student agendas
Childcraft and abc	Early childhood
Sax Arts and Crafts	Art supplies
ClassroomDirect	General supplies
Sportime	Physical education
Teacher’s Video and Sunburst Visual Media	Educational videos
Frey Scientific	Science
Brodhead Garrett	Industrial arts

Innovative Full-Service Business Model. We believe that we are the only company in our industry that has developed a full-service business model with an integrated, multi-channel marketing approach. As a result, we reach district and school administrative decision makers as well as teachers and curriculum specialists through separate sales forces, catalog mailings and the Internet. We utilize our customer database across our family of catalogs to maximize their effectiveness and increase our marketing reach. Additionally, our e-commerce websites provide a comprehensive presence on the Internet which we believe is a significant competitive advantage for us.

Stable Industry with Favorable Trends and Dynamics. Because the market for educational supplies is driven primarily by demographics and government spending, we believe our industry is less exposed to economic cycles than many others. We have established working relationships with many large public education organizations and understand how to do business effectively with these institutions. In addition, approximately 70 percent of our revenues are generated from the sale of consumable products, which are generally used each year in the education process and consequently they typically need to be repurchased annually.

Established Infrastructure and Customer Relationships. We believe our numerous leading brands, national sales force, large and broad product offering, established customer relationships and a national distribution network with multiple sales channels, including e-commerce, give us a significant competitive advantage. The supplemental education supply market is highly seasonal, with a January through July selling season and a June through October shipping season, and our infrastructure and logistical capacities and capabilities permit us to meet the requirements of these peak periods effectively.

Proven Acquisition and Integration Model. We have completed 17 acquisitions since May 1998. We have established a 6 to 12 month target for our integration process in which we form a focused transition team that is assigned to sell or discontinue incompatible business units, reduce the number of items in the product offering, eliminate redundant expenses, integrate the acquired entity’s business systems, and exploit buying power. We believe we have proven that we can rapidly improve the operating margins of the businesses we acquire by employing an effective integration process.

Effective Use of Technology. We believe that our use of information technology systems allows us to turn over inventory more quickly than our competitors, offer customers more convenient and cost effective ways of ordering products, and more precisely focus our sales and marketing strategies.

Experienced and Incentivised Management. Our management team provides depth and continuity of experience. In addition, management’s interests are aligned with those of our shareholders, as many members of management own shares of our common stock and/or have been granted options to purchase our common stock.

Growth Strategy

We use the following strategies to grow and enhance our position as the leading marketer of supplemental educational supplies:

Internal Growth. We plan to continue to increase our revenues by:

•	Taking advantage of market growth resulting from rising expenditures per student, combined with increasing enrollment

•	Increasing penetration in geographic markets within the United States and Canada where we are currently underrepresented

•	Increasing penetration in large districts by offering our single-source product solution

•	Increasing penetration in the early childhood market

•	Cross-merchandising specialty products to traditional customers

•	Developing proprietary products that are curriculum and age specific

•	Increasing marketing directed toward teachers

•	Encouraging brand loyalty to the total School Specialty brand offering

•	Adding new products to enhance the breadth of our product offering

•	Pursuing price increases to the extent supported by market conditions

•	Adding sales through Internet channels

Margin Improvement. As we continue to grow our revenues, we plan to increase margins by selling more specialty products, which typically generate higher gross margins due to the large number of proprietary and branded products in the product mix. In addition, we believe we can further improve operating margins by leveraging the benefits of our recent acquisitions and:

•	Increasing buying power combined with price expansion

•	Reviewing and adjusting the level of customer discounts

•	Taking advantage of the industry’s shift toward site-based (versus centralized) purchasing

•	Increasing our sourcing of product from overseas

•	Improving the efficiency of our distribution network

•	Continuing the elimination of redundant expenses of acquired businesses

•	Reducing our overhead costs

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

Furthermore, our proven integration model allows us to realize significant synergies. We believe we have demonstrated our ability to reduce redundant costs, retain the customers of the acquired brands, and integrate distribution networks and information technology platforms. For each acquisition, we generally assume a reduction of approximately 10 percent of the acquired company’s revenues. The reduction is expected as we discontinue any unprofitable business lines, divest any product lines outside our core competencies and reduce overlapping sales forces. The integration model is designed to offset the sales reduction and efficiently combine the businesses. The model allows us to smoothly consolidate distribution centers, improve geographic distribution, integrate the back-office functions, expand purchasing power and, when a specialty company is acquired, realize product and margin enhancement related to cross merchandising.

Product Lines

We market two broad categories of products: general school supplies and specialty products geared towards specific educational disciplines. Our specialty products enrich our general supply product offering and create opportunities to cross merchandise our specialty products, many of which are proprietary, to our traditional customers. With over 80,000 items ranging from classroom supplies and furniture to playground equipment, we provide customers with one source for virtually all of their supplemental educational supply needs. Our business is highly seasonal with peak sales levels occurring from June through October.

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

Our specialty businesses offer product lines for specific educational disciplines, as follows:

Premier Agendas. Premier Agendas is the largest provider of academic agendas in the United States and Canada. The agendas include proprietary content to promote student success. Premier is also a leading publisher of school forms, including record books, grade books, teacher planners and other printed forms under the brand name Hammond & Stephens.

Childcraft and abc. We market early childhood education products and materials under the Childcraft and abc brands. Childcraft and abc also market over 2,000 proprietary or exclusive products manufactured by Childcraft’s Bird-in-Hand Woodworks subsidiary, including wood classroom furniture and equipment such as library shelving, cubbies, easels, desks and play vehicles.

Sax Arts and Crafts. Sax Arts and Crafts is a leading marketer of art supplies and art instruction materials, including paints, brushes, paper, ceramics, art metals and glass, leather and wood crafts. Sax Arts and Crafts offers customers a toll free “Art Savvy Hotline” staffed with professional artists to respond to customer questions.

ClassroomDirect. ClassroomDirect offers general supplemental educational supplies to teachers and curriculum specialists directly through its mail-order catalogs and fully integrated B2T website.

Sportime. Sportime is a leading marketer of physical education, athletic and recreational products. Sportime’s catalog product offering includes products for early childhood through middle school as well as targeted products for physically or learning challenged children.

Teacher’s Video and Sunburst Visual Media. Teacher’s Video and Sunburst Visual Media are leading marketers and producers of educational videos and DVDs for educators. Teacher’s Video targets teachers, curriculum coordinators and department heads through 17 different curriculum-oriented catalogs, with a total annual mailing volume in excess of 18 million catalogs. Sunburst Visual Media markets videos, DVDs and related curriculum materials covering character education, health and guidance curriculums to schools.

Frey Scientific. Frey Scientific is a marketer of laboratory supplies, equipment and furniture for science classrooms. Frey Scientific offers value-added focus in the biology, chemistry, physics and earth science areas.

Brodhead Garrett. Brodhead Garrett is the nation’s oldest marketer of industrial arts products and technical materials to classrooms. Brodhead Garrett’s product line includes various items such as drill presses, sand paper, lathes and robotic controlled arms.

Our merchandising managers, many of whom have prior experience in education, continually review and update the product lines for each business. The merchandising managers convene customer focus groups and advisory panels to determine whether current offerings are well-received and to anticipate future demand. The merchandising managers also travel to product fairs and conventions seeking out new product lines. This annual review process results in a constant reshaping and expansion of the educational materials and products we offer.

For further information regarding our Traditional and Specialty segments, see our “Segment Information” in the notes to our consolidated financial statements.

Sales and Marketing

We have implemented an innovative multi-channel sales and marketing strategy that employs a traditional sales force of over 300 professionals, a specialty sales force of over 200 professionals, over 40 million catalogs mailed annually, B2T websites and a B2B educational portal. We believe we have developed a substantially different sales and marketing model from that of other supplemental educational supply companies in the United States. Our strategy is to use two separate sales and marketing approaches (“top down” and “bottom up”) to reach all the prospective purchasers in the education system.

Traditional Business. Our “top down” marketing approach targets administrative decision-makers through our traditional sales force, the School Specialty general supply catalog and the JuneBox.com B2B education portal. This approach accounts for the majority of our traditional business.

Our primary compensation program for sales representatives is based on commissions as a percentage of gross profit on sales. For new and transitioning sales representatives, we offer salary and expense reimbursement until the representative is moved to a full commission compensation structure.

Schools typically purchase supplies based on established relationships with relatively few vendors. We seek to establish and maintain these critical relationships by assigning accounts within a specific geographic territory to a local area sales representative who is supported by a centrally located customer service team. The customer service representatives frequently call on existing customers to ascertain and fulfill their supplemental educational supply needs. The representatives maintain contact with these customers throughout the order cycle and assist in order processing.

We have a centralized and national sales, marketing, distribution and customer service structure. We believe that this structure significantly improves our effectiveness through better sales management, resulting in higher regional penetration, and significant cost savings through the reduction of distribution centers.

“Projects by Design” is a service we provide to help in the building or renovation of schools. Our professionals prepare a detailed room-by-room analysis to simplify supplemental educational supply planning and fulfillment. Customers have the ability to view prospective classrooms through our innovative software in order to efficiently manage the project.

Specialty Business. We use the “bottom up” approach to target the classroom level decision-makers through our specialty sales force, catalogs featuring our specialty brands and B2T websites, along with our ClassroomDirect catalog and website. These catalogs allow teachers to procure supplies that are specific to their curriculum and classroom needs and may not have been purchased by school administration.

Generally, for each specialty brand, a major catalog containing its full product offering is distributed near the end of the calendar year for the beginning of the January through July selling season. During the course of the year we mail additional supplemental catalogs. Schools and teachers can also access websites for product information and purchasing. Further, we believe that by cross marketing our specialty brands to traditional customers, we can achieve substantial incremental sales.

Internet Operations. We believe the Internet is an effective and efficient sales channel for us and our customers. Our Internet approach comprises both B2T websites and a B2B portal that create additional sales channels for us. We have been involved in e-commerce for over five years and have developed the leading e-commerce websites in the industry. All of our specialty companies operate complete information and e-commerce websites. Additionally, we also offer JuneBox.com, a set of e-commerce solutions specifically designed to meet the unique needs of educational organizations. One component, the “MarketPlace,” is a full-featured e-procurement system which provides all the Internet purchasing benefits to schools. Another component, “The Stores” offers a complete on-line catalog for individual teacher purchases. Other components allow the districts to integrate JuneBox product information and systems directly into their business systems, allowing for a more streamlined and accurate procurement process.

Pricing. Pricing for our general and specialty product offerings varies by product and market channel. We generally offer a negotiated discount from catalog prices for supplies from our School

Specialty catalog and respond to quote and bid requests. The pricing structure of specialty products offered through direct marketing is generally not subject to negotiation.

School Specialty has built a broad customer base where no single customer accounted for more than 2 percent of sales during fiscal 2001, 2002 or 2003. We believe we sell into every school district in the United States and reach nearly all of the country’s teachers.

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

Specialty Business. Many of our products in the specialty business are proprietary. We either develop the product or it is an exclusive product developed on our behalf. Typically, we outsource the manufacturing of proprietary products. However, our Childcraft division manufactures wood furniture for sale by Childcraft, abc and our other businesses. We also produce our Teacher’s Video proprietary videos at our facility in Tempe, Arizona and our Premier agendas and forms are designed and produced at our facilities in Bellingham, Washington, Fremont, Nebraska, and Langley, British Columbia, as well as through third party printers. We purchase non-proprietary products in the specialty business in a similar manner as our traditional business procurement process.

To the extent the traditional and specialty businesses are sourcing product from common vendors, we typically negotiate one contract to take full advantage of our combined buying power. We maintain close and stable relationships with our vendors to facilitate a streamlined procurement process. At the same time, we continually review alternative supply sources in an effort to improve quality, improve customer satisfaction, and reduce product cost. We are currently working with our larger vendors to provide for an electronic procurement process, which will automate our procurement cycle transactions, from purchase order through payment, utilizing an electronic interface. We believe this electronic process will reduce cost and improve accuracy and efficiency in our procurement and fulfillment process.

Logistics

We have built what we believe is the largest and most sophisticated distribution network among our direct marketing competitors, with seven fully-automated and seamlessly-integrated distribution centers that ship directly to the customer. The distribution centers average approximately 200,000 square feet. We also maintain call centers to support customer service and sales. We believe this network represents a significant competitive advantage for us, allowing us to reach any school in a fast and efficient manner. We shipped approximately 70 percent of stocked inventory via UPS in fiscal 2003 and had a 97 percent on-time delivery rate. The fill-rate of our facilities has generally exceeded 95 percent at the peak of our shipping season. We have the ability to expand the network through additions needed to support sales growth. New warehouse capacity can be leased and no large capital investments are typically required.

In order to maintain the proprietary nature of some of our specialty products, we operate four manufacturing facilities. The Lancaster, Pennsylvania facility manufactures products primarily for the Childcraft and abc brands, while the Bellingham, Washington, Fremont, Nebraska, and Langley, British

Columbia facilities are used for the production of student agendas and school forms. Our manufactured products account for approximately 7 percent of our revenues.

Information Systems

We believe that through the utilization of technology in areas such as purchasing and inventory management, customer order fulfillment and database management, we are able to turn over inventory more quickly, offer customers more convenient and cost effective ways of ordering products, and more precisely focus our sales and marketing strategies.

In the traditional and certain specialty businesses, we use a specialized distribution software package. This software package, System for Distributors, offers a fully-integrated process from sales order entry through customer invoicing, and inventory requirements planning through accounts payable. Our system provides information through daily automatic posting to the general ledger and integrated inventory control. We have made numerous enhancements that allow greater flexibility in addressing the seasonal requirements of the industry and meeting specific customer needs.

Most of the remaining specialty divisions use a mail-order and catalog system provided by Ecometry Corporation. This system meets the needs of our direct marketing companies with extensive list management and tracking of multiple marketing offers. The system provides complete and integrated order processing, inventory control, warehouse management and financial applications.

During fiscal 2003, we began the implementation of new business systems utilizing Yantra Corporation’s order management and warehouse management software. Three distribution centers were automated during the year and businesses shipping from these centers manage orders using Yantra multi-enterprise order management software. This model will be extended to include additional operations and additional processes and functions during fiscal 2004. By utilizing common systems across our businesses, we expect to achieve an improved order process, reduced order cycle time, enhanced integration between businesses and more effective inventory management. We believe technologies of the new systems will readily support continued growth and integration of new businesses.

Competition

We believe competition in the market in which we operate is fragmented with approximately 3,400 regional suppliers to preK-12 schools. These companies are generally smaller in terms of revenues and serve customers in limited geographic regions. We also compete with alternate channel competitors such as office product contract stationers and office supply superstores. Their primary advantages over us are size, location, greater financial resources and buying power. Their primary disadvantage is that their product mix typically covers less than 20 percent of the school’s needs (measured by volume). For the most part, our competitors do not offer special order fulfillment software, which we believe is increasingly important to adequately service school needs. We believe we compete favorably with these companies on the basis of service and product offering.

Employees

As of June 1, 2003, we had approximately 2,500 full-time employees. To meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union. We consider our relations with our employees to be very good.

Forward-Looking Statements

Statements in this Annual Report which are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 1, Business and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, future acquisitions, capital expenditures and adequacy of capital resources; (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission; and (3) information contained in written material, releases and oral statements issued by, or on behalf of, School Specialty including, without limitation, statements with respect to projected revenues, costs, earnings and earnings per share. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues” or similar expressions.

All forward-looking statements included in this Annual Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by or on behalf of us, in this Annual Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the factors listed in Exhibit 99.4 to our Form 10-K for fiscal 2003.

Item 2. Properties

Our corporate headquarters is located in a leased facility. The lease on this facility expires in April 2021. The facility is located at W6316 Design Drive, Greenville, Wisconsin, a combined office and warehouse facility of approximately 332,000 square feet, which also services both our Traditional and Specialty segments. In addition, we lease or own the following principal facilities:

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Agawam, Massachusetts (1)	188,000	Leased	November 30, 2020
Atlanta, Georgia (2)	20,000	Leased	January 31, 2006
Bellingham, Washington (2)	48,000	Leased	March 31, 2011
Duluth, Georgia (3)	238,000	Leased	November 30, 2004
Fremont, Nebraska (2)	95,000	Leased	June 30, 2008
Fresno, California (3)	163,200	Leased	November 1, 2009
Lancaster, Pennsylvania (2)	73,000	Leased	December 31, 2007
Lancaster, Pennsylvania (2)	126,000	Leased	October 31, 2005
Lancaster, Pennsylvania (2)	204,000	Leased	October 31, 2005
Langley, British Columbia (2)	8,700	Leased	August 31, 2003
Lyons, New York (1)	179,000	Owned	—
Mansfield, Ohio (3)	315,000	Leased	November 30, 2020
New Berlin, Wisconsin (2)	16,200	Leased	September 30, 2007
Salina, Kansas (1)	123,000	Owned	—
Southaven, Mississippi (3)	200,000	Leased	December 31, 2010
Tempe, Arizona (2)	57,000	Leased	February 28, 2005

(1)	Location primarily services the Traditional segment.
(2)	Location primarily services the Specialty segment.
(3)	Location primarily services both business segments.

The 73,000 square foot Lancaster, Pennsylvania facility is used for manufacturing and the Fremont, Nebraska, Langley, British Columbia and Bellingham, Washington facilities are used for production of agendas and school forms. The other facilities are distribution centers and/or office space. We believe that our properties, as enhanced for our ongoing expansion, are adequate to support our operations for the foreseeable future. We regularly review the utilization and consolidation of our facilities.

Item 3. Legal Proceedings

We are, from time to time, a party to legal proceedings arising in the normal course of business. We believe that none of these legal proceedings will materially or adversely affect our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the quarter ended April 26, 2003 to a vote of our security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 1, 2003, the following persons served as executive officers of School Specialty:

Name and Age of Officer
David J. Vander Zanden Age 48	Mr. Vander Zanden became President and Chief Executive Officer of School Specialty in September 2002, after serving as Interim Chief Executive Officer since March 2002. Mr. Vander Zanden served as President and Chief Operating Officer from March 1998 to March 2002. From 1992 to March 1998, he served as President of Ariens Company, a manufacturer of outdoor lawn and garden equipment. Mr. Vander Zanden has served as a director of School Specialty since June 1998.

Mary M. Kabacinski Age 54	Ms. Kabacinski, a Certified Public Accountant, has served as Executive Vice President and Chief Financial Officer of School Specialty since August 1999. From 1989 to 1999, she served as Senior Vice President and Chief Financial Officer for Marquette Medical Systems, a manufacturer of medical devices.

A. Brent Pulsipher Age 61	Mr. Pulsipher became Executive Vice President of Corporate Logistics and Technology of School Specialty in March 2001. From 1998 to 2001, Mr. Pulsipher was Chief Information Officer for Tropical Sportswear International, an apparel producer and brand manager. Mr. Pulsipher held the position of Manager of Consulting Services for Distribution Resources Company, a software developer, from 1988 to 1998.

Stephen R. Christiansen Age 41	Mr. Christiansen joined School Specialty in November 2002 as Executive Vice President, Specialty Companies, following a thirteen-year tenure with Kimberly-Clark Corporation, a world-wide manufacturer of personal care and health care products, where he held progressive marketing and general management positions in the United States and Latin America.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information

Our common stock is traded under the symbol “SCHS” on The Nasdaq National Market. The table below sets forth the reported high and low closing sale prices for shares of the common stock, as reported by The National Association of Securities Dealers, Inc. during the indicated quarters.

Fiscal 2003 quarter ended	High	Low
July 27, 2002	$28.84	$21.19
October 26, 2002	26.51	20.58
January 25, 2003	25.80	19.06
April 26, 2003	20.21	17.25

Fiscal 2002 quarter ended	High	Low
July 28, 2001	$28.66	$21.95
October 27, 2001	31.99	26.00
January 26, 2002	31.30	21.65
April 27, 2002	29.65	23.19

Holders

As of July 7, 2003, there were 2,122 record holders of our common stock.

Historical Dividends

We have not declared or paid any cash dividends on our common stock to date. We currently intend to retain our future earnings to finance the growth, development and expansion of our business. Accordingly, we do not expect to pay cash dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends may be restricted or prohibited from time to time by financial covenants in our credit agreements and debt instruments. Our current credit facility contains restrictions on, and in some circumstances, may prevent, our payment of dividends.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

(in thousands, except per share data)(1)

	Fiscal Year
	2003	2002	2001	2000	1999
				(53 weeks)
Statement of Operations Data:
Revenues	$870,030	$767,387	$692,674	$639,271	$521,704
Cost of revenues	512,167	473,407	440,946	406,043	341,783

Gross profit	357,863	293,980	251,728	233,228	179,921
Selling, general and administrative expenses	271,916	236,436	208,153	184,586	144,659
Restructuring and strategic restructuring costs	—	—	4,500	—	5,274

Operating income	85,947	57,544	39,075	48,642	29,988
Interest expense (net)	18,001	17,279	16,855	13,151	12,601
Other expense (income)	1,909	3,965	1,214	1,856	(228)

Income before provision for income taxes	66,037	36,300	21,006	33,635	17,615
Provision for income taxes	26,447	14,521	9,075	15,120	8,719

Net income (2)	$39,590	$21,779	$11,931	$18,515	$8,896

Net income per share:
Basic	$2.16	$1.22	$0.68	$1.06	$0.61
Diluted	$1.94	$1.17	$0.67	$1.06	$0.60
Weighted average shares outstanding:
Basic	18,324	17,917	17,495	17,429	14,690
Diluted	23,378	18,633	17,782	17,480	14,840

Selected Operating Data:
EBITDA (3)	$101,468	$68,742	$54,037	$60,481	$39,592
Free cash flow (3)	$54,721	$63,503	$20,817	$13,625	$22,751

	April 26, 2003	April 27, 2002	April 28, 2001	April 29, 2000	April 24, 1999
Balance Sheet Data:
Working capital	$98,609	$78,587	$85,962	$116,857	$115,853
Total assets	736,335	673,642	523,359	454,849	437,708
Long-term debt	292,844	285,592	176,183	144,789	161,691
Total debt	293,356	290,063	198,038	162,180	173,285
Shareholders’ equity	321,453	271,170	239,252	224,993	202,687

(1)	Our business has grown significantly since 1999 through acquisitions and internal growth. For detailed information on acquisitions during fiscal years 2003, 2002 and 2001, see the “Business Combinations” note in our notes to consolidated financial statements. During fiscal 2000, we made two acquisitions under the purchase method for an aggregate purchase price of approximately $2.5 million and during fiscal 1999 we made five acquisitions under the purchase method for an aggregate purchase price of approximately $127.8 million.
(2)	At the beginning of fiscal 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which resulted in goodwill no longer being subject to amortization. Goodwill amortization, net of tax, included in net income during fiscal years 2001, 2000, and 1999 was $5.0 million, $4.5 million, and $3.9 million, respectively.
(3)	The following tables disclose certain financial measures, such as EBITDA (earnings before interest and other, taxes, depreciation and amortization) and free cash flow, which may be considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. In order to fully assess our financial results, we believe that EBITDA and free cash flow are appropriate measures of evaluating operating performance and liquidity, respectively. Furthermore, we believe that EBITDA provides useful information because this information is used in calculating certain financial covenants under our credit facility. However, these measures should be considered in addition to, and not as a substitute for, operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. The non-GAAP measures included below have been reconciled to the nearest GAAP measure, as included in our consolidated financial statements included elsewhere in this report. As used herein, “GAAP” refers to accounting principles generally accepted in the United States.

	Fiscal Year
	2003	2002	2001	2000	1999
				(53 weeks)
Earnings before interest and other, taxes, depreciation and amortization (EBITDA):
Operating income	$85,947	$57,544	$39,075	$48,642	$29,988
Add: Depreciation and amortization expense	15,521	11,198	14,962	11,839	9,604

EBITDA	$101,468	$68,742	$54,037	$60,481	$39,592

Free cash flow reconciliation:
Net cash provided by operating activities	$62,026	$75,613	$86,017	$30,976	$27,623
Additions to property and equipment	(11,305)	(12,110)	(15,200)	(17,351)	(4,872)
Net accounts receivable securitization facility activity	4,000	—	(50,000)	—	—

Free cash flow	$54,721	$63,503	$20,817	$13,625	$22,751

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

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

We have grown significantly in recent years through acquisitions and internal growth. For information on our recent acquisitions see the “Business Combinations” note in the notes to our consolidated financial statements. Our revenues for fiscal 2003 were $870.0 million and our operating income was $85.9 million, which represented compound annual revenue growth of 13.6% and compounded annual operating income growth of 30.1%, compared to our fiscal 1999 results.

Our gross margin has improved in recent years primarily due to acquisitions, product mix and increased buying power. We have acquired many specialty businesses, which tend to have higher gross margins than our traditional business. The specialty businesses have also experienced higher revenue growth than the traditional business, resulting in an improved product mix. In addition, our acquisitions of both specialty and traditional businesses have increased our buying power, resulting in reduced costs of the products we purchase.

Our operating profit and margins also improved significantly over the last several years. This improvement reflects our acquisitions of specialty businesses, which typically have higher operating margins than our traditional business. In addition, through the integration of acquired businesses, we have been able to further improve our operating profit and margins by eliminating redundant expenses, leveraging overhead costs and improving purchasing power.

As a result of integrating acquired operations, we have recorded restructuring charges in fiscal 2001 and fiscal 1999. These charges have primarily been to close existing facilities and to consolidate operations that, when combined with acquired operations, became redundant. To the extent our integrations have resulted in certain exit costs such as the closure of acquired facilities, the costs were accrued in purchase accounting.

Our business and working capital needs are highly seasonal with peak sales levels occurring from June through October. During this period, we receive, ship and bill the majority of our orders so that schools and teachers receive their merchandise by the start of each school year. Our inventory levels increase in April through June in anticipation of the peak shipping season. The majority of shipments are made between June and October and the majority of cash receipts are collected from September through December. As a result, we usually earn more than 100% of our annual net income in the first two quarters of our fiscal year and operate at a net loss in our third and fourth fiscal quarters.

Results of Operations

The following table sets forth certain information as a percentage of revenues on a historical basis concerning our results of operations for the fiscal years 2003, 2002, and 2001.

	Fiscal Year
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Cost of revenues	58.9	61.7	63.7

Gross profit	41.1	38.3	36.3
Selling, general and administrative expenses	31.2	30.8	30.1
Restructuring costs	—	—	0.6

Operating income	9.9	7.5	5.6
Interest expense, net	2.1	2.3	2.4
Other expense	0.2	0.5	0.2

Income before provision for income taxes	7.6	4.7	3.0
Provision for income taxes	3.0	1.9	1.3

Net income	4.6%	2.8%	1.7%

Consolidated Historical Results of Operations

Fiscal 2003 Compared to Fiscal 2002

Revenues

Revenues increased 13.4% from $767.4 million in fiscal 2002 to $870.0 million in fiscal 2003. Traditional segment revenues decreased 1.8% from $480.9 million in fiscal 2002 to $472.5 million in fiscal 2003. Decrease in Traditional segment revenues was primarily due to a generally weakened economic environment which has placed pressure on some state and local budgets, partially offset by revenues from acquired businesses. Specialty segment revenues increased 38.8% from $286.5 million in fiscal 2002 to $397.6 million in fiscal 2003. Increase in Specialty segment revenues was primarily due to acquisitions and modest growth in existing businesses.

Gross Profit

Gross profit increased 21.7% from $294.0 million in fiscal 2002 to $357.9 million in fiscal 2003. Increase in gross profit was due to an increase in revenues and gross margins, and a shift in revenues to the higher margin Specialty segment. In fiscal 2003, Specialty segment revenues accounted for 45.7% of total revenues, up from 37.3% in fiscal 2002. Gross margin grew 280 basis points from 38.3% of revenues in fiscal 2002 to 41.1% of revenues in fiscal 2003. Increase in gross margin was primarily due to improvement in the Specialty segment gross margin from 45.6% of revenues in fiscal 2002 to 49.4% of revenues in fiscal 2003. Increase in gross margin in the Specialty segment was primarily driven by mix, with higher gross margins from acquired businesses, and successful pricing initiatives in core businesses. Traditional segment gross margin expanded 30 basis points from 33.9% of revenues in fiscal 2002 to 34.2% of revenues in fiscal 2003, driven primarily by improved consumable pricing and reduced product cost.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include selling expenses, the most significant component of which is sales wages and commissions, operations expenses, which includes customer service, warehouse and warehouse shipments transportation costs, catalog costs, general administrative overhead, which includes information systems, accounting, legal, and human resources and depreciation and intangible asset amortization expense.

SG&A increased 15.0% from $236.4 million or 30.8% of revenues in fiscal 2002 to $271.9 million or 31.2% of revenues in fiscal 2003. Increase in SG&A and SG&A as a percent of revenues was primarily due to acquisitions, an increase in revenues, and a shift in revenue mix to increased Specialty segment revenues, which generally have higher operating costs than the Traditional segment primarily due to increased marketing costs. These increases were partially offset by efficiencies obtained from integration efforts and successful expense reduction efforts.

Traditional segment SG&A increased $4.3 million from $109.1 million or 22.7% of revenues in fiscal 2002 to $113.4 million or 24.0% of revenues in fiscal 2003. Increase in Traditional segment SG&A was primarily due to costs associated with closing our Lufkin, Texas facility, which supported the Traditional segment, of approximately $1.2 million and costs related to operating businesses acquired during the off season. Specialty segment SG&A increased $30.2 million from $108.2 million in fiscal 2002 to $138.4 million. Increase in Specialty segment SG&A was primarily due to an increase in revenues and costs related to operating acquired businesses which were purchased during the off season. Specialty segment SG&A as a percent of revenues decreased 300 basis points from 37.8% of revenues in fiscal 2002 to 34.8% of revenues in fiscal 2003. Decrease in SG&A as a percent of revenues was primarily due to the inclusion of Premier Agendas for a full fiscal year, which was acquired during the off season in fiscal 2002 and contributed minimal revenue and a non-recurring charge that occurred in fiscal 2002 related to closing the Birmingham, Alabama distribution center.

Interest Expense

Net interest expense increased 4.2% from $17.3 million in fiscal 2002 to $18.0 million in fiscal 2003. Increase in net interest expense was due to an increase in average debt outstanding, partially offset by a reduction in our effective borrowing rate on our credit facility.

Other Expenses

Other expense decreased $2.1 million from $4.0 million in fiscal 2002 to $1.9 million in fiscal 2003. Other expenses for fiscal 2003 primarily represented the discount and loss on securitized accounts receivable of $1.8 million. Discount and loss on securitized accounts receivable for fiscal 2002 was $2.0 million. The decrease in the discount and loss was primarily due to a reduction in the discount rate partially offset by an increase in the average securitized accounts receivable. Other expenses for fiscal 2002 included a $1.7 million write-off of a long-term investment, and $0.3 million realized gain on the sale of available-for-sale securities.

Provision for Income Taxes

The provision for income taxes increased to $26.4 million in fiscal 2003 from $14.5 million in fiscal 2002, reflecting effective income tax rates of 40.0% for each period. The higher effective tax rate, compared to the federal statutory rate of 35%, was primarily due to state, local and foreign income taxes.

Fiscal 2002 Compared to Fiscal 2001

Revenues

Revenues increased 10.8% from $692.7 million for fiscal 2001 to $767.4 million for fiscal 2002. Traditional segment revenues increased 15.9% from $415.0 million in fiscal 2001 to $480.9 million in fiscal 2002, primarily due to acquisitions. Specialty segment revenues increased 3.2% from $277.7 million in fiscal 2001 to $286.5 million in fiscal 2002. Increase in Specialty segment revenues was due to internal growth and acquisitions, partially offset by the exclusion of revenues from three businesses disposed of since January 2001.

Gross Profit

Gross profit increased 16.8% from $251.7 million, or 36.3% of revenues in fiscal 2001 to $294.0 million, or 38.3% of revenues in fiscal 2002. Increase in gross profit was due to an increase in revenues and gross margin. Increase in gross margin was primarily due to strong improvement in the Traditional segment from 30.8% of revenues in fiscal 2001 to 33.9% of revenues in fiscal 2002. This increase in gross margin in the Traditional segment was primarily due to improvement in the consumable business, driven by improved purchasing power and modest selling price increases. Specialty segment gross margin improved to 45.6% of revenues in fiscal 2002 from 44.6% of revenues in fiscal 2001. This improvement was primarily driven by the ClassroomDirect business, which improved gross margin primarily through an increase in selling price and the Childcraft business, which improved gross margin primarily through improved operating efficiencies and purchasing power. On a consolidated basis, gross margin was impacted by an increase in Traditional segment revenue mix (driven by the November 2000 acquisition of J.L. Hammett’s K-12 wholesale business) from 59.9% of revenues in fiscal 2001 to 62.7% of revenues in fiscal 2002. The Traditional segment historically has lower gross margins than the Specialty segment.

Selling, General and Administrative Expenses

SG&A increased 13.6% from $208.2 million or 30.1% of revenues in fiscal 2001 to $236.4 million or 30.8% of revenues in fiscal 2002. Traditional segment SG&A increased $10.6 million from $98.6 million or 23.8% of revenues in fiscal 2001 to $109.1 million or 22.7% of revenues in fiscal 2002. Increase in Traditional segment SG&A was primarily due to an increase in variable costs related to increased revenues and an increase in fixed operating costs, primarily due to redundancies created with the Hammett acquisition. Specialty segment SG&A increased $13.0 million from $95.2 million or 34.3% of revenues in fiscal 2001 to $108.2 million or 37.8% of revenues in fiscal 2002. Increase in Specialty segment SG&A was primarily due to the acquisition of Premier Agendas, and costs to consolidate existing operations into acquired businesses. These Traditional and Specialty segment increases were partially offset by our early adoption at the beginning of fiscal 2002 of SFAS No. 142 which resulted in the discontinuance of amortization of goodwill. Corporate expenses increased $4.7 million from $14.4 million in fiscal 2001 to $19.1 million in fiscal 2002. Increase was primarily due to an increase in salaries and wages, salary continuation obligations related to the death of our chief executive officer and depreciation.

Decrease in Traditional segment SG&A as a percent of revenues was primarily due to the adoption of SFAS No. 142 at the beginning of fiscal 2002. The increase in Specialty segment SG&A as a percent of revenues was primarily due to 1) operating costs of Premier Agendas, a highly seasonal business acquired during a seasonally low period, 2) costs associated with closing our distribution center in Birmingham, Alabama, 3) costs associated with integrating our Hammond & Stephens sales force with the Premier Agendas sales force and 4) increased catalog costs, primarily due to the inclusion of a full fiscal year of catalog expense for Teacher’s Video, which has higher catalog costs as a percentage of revenues than our other specialty businesses. These increases were partially offset by a reduction in amortization expense, due to our adoption of SFAS No. 142 at the beginning of fiscal 2002.

Interest Expense

Net interest expense increased 2.5% from $16.9 million in fiscal 2001 to $17.3 million in fiscal 2002. Increase in interest expense was primarily due to an increase in average debt outstanding, partially offset by a reduction in our effective borrowing rate on our credit facility.

Other Expenses

Other expense increased $2.8 million from $1.2 million in fiscal 2001 to $4.0 million in fiscal 2002. Other expenses in fiscal 2002 primarily consisted of the discount and loss on the accounts receivable securitization of $2.0 million, a $1.7 million write-off of a long-term investment and a $0.3 million realized loss on the sale of available-for-sale securities. Other expense in fiscal 2001 primarily consisted of the discount and loss on an accounts receivable securitization of $1.4 million.

Provision for Income Taxes

The provision for income taxes for fiscal 2002 increased $5.4 million over fiscal 2001, reflecting effective tax rates of 40.0% and 43.2% for fiscal years 2002 and 2001, respectively. The change in the effective tax rate to 40.0% in fiscal 2002 as compared to 43.2% in fiscal 2001 was due primarily to the impact of our adoption of SFAS No. 142, and its impact on non-deductible goodwill amortization. The higher effective tax rate, compared to the federal statutory rate of 35%, was primarily due to state, local and foreign income taxes.

Liquidity and Capital Resources

At April 26, 2003, we had working capital of $98.6 million. Our capitalization at April 26, 2003 was $614.9 million, consisting of total debt of $293.4 million and shareholders’ equity of $321.5 million.

On April 11, 2003 we amended and extended our revolving credit facility with Bank of America, N.A., acting as agent. The new credit agreement matures on April 11, 2006 and provides for $250 million of availability. The amount outstanding as of April 26, 2003 under the credit facility was $125.7 million. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. During fiscal 2003, we borrowed under our credit facility primarily for seasonal working capital, acquisitions, and capital expenditures. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital needs of our peak selling season. As of April 26, 2003, our effective interest rate on borrowings under our credit facility was approximately 4.23%, which includes amortization of loan origination fee costs and the commitment fees on unborrowed funds.

On July 30, 2001, we sold an aggregate principal amount of $130 million of six percent convertible subordinated notes due August 1, 2008. The notes are convertible at any time prior to maturity into shares of our common stock at a conversion price of $32.29 per share and accrue interest payable semi-annually. Net proceeds from the sale of these notes were approximately $125.7 million. On August 2, 2001, the initial purchasers of the notes exercised their option to purchase additional notes in full and purchased an additional $19.5 million of these notes. We used the total net proceeds from the offering of $144.6 million to repay a portion of the debt outstanding under the credit facility.

We currently have a $100 million accounts receivable securitization facility which expires in November 2003. The facility was amended during November 2002 to extend the expiration date to November 2003 and may be extended further with the financial institution’s consent. At April 26, 2003, $46 million was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for fiscal 2003 were $1.8 million and are included in other expenses in our condensed consolidated statement of operations.

In November 2000, we entered into two sale-leaseback transactions which are accounted for as financings. Under the agreements, we recorded $18.5 million of debt, which has an effective interest rate of 8.97%, excluding amortization of related fees. The leases expire in November 2020. The amount outstanding as of April 26, 2003 under the agreements was $17.7 million.

Net cash provided by operating activities was $62.0 million in fiscal 2003 compared to $75.6 million in fiscal 2002. The decrease in cash from operating activities was primarily due to significant liquidation of acquired working capital in fiscal 2002 and a $4 million reduction in amounts advanced under the accounts receivable securitization in fiscal 2003, partially offset by an increase in net income in fiscal 2003.

Net cash used in investing activities during fiscal 2003 was $66.5 million. Of this amount, $55.8 million was used for acquisitions and $11.3 million was used for capital expenditures, primarily consisting of computer hardware and software related to the implementation of our new business systems and distribution and manufacturing equipment. Net cash used in investing activities during fiscal 2002 was $160.8 million, including $162.2 million for acquisitions (primarily Premier Agendas) and $12.1 million for capital expenditures. These uses were partially offset by net proceeds of $9.6 million from the sale of available-for-sale securities.

Net cash provided by financing activities during fiscal 2003 was $0.7 million. Net repayments on bank borrowings and capital leases of $4.1 million and payment of related debt fees of $1.6 million, primarily relating to new credit facility, were offset by $6.4 million of proceeds from stock option exercises. Net cash provided by financing activities during fiscal 2002 was $85.7 million. Net proceeds from our convertible debt offering of approximately $144.6 million were used to repay a portion of the debt outstanding on our credit facility.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations.

We expect our fiscal 2004 capital expenditures to be approximately $8-$10 million and to consist primarily of computer hardware and software costs related to continued implementation of our new business systems.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of April 26, 2003:

	Payments Due (in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Debt obligations	$293,356	$512	$126,682	$1,065	$165,097
Operating lease obligations	44,189	7,976	11,739	7,271	17,203

Total contractual obligations	$337,545	$8,488	$138,421	$8,336	$182,300

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

The following table sets forth certain unaudited consolidated quarterly financial data for fiscal years 2003 and 2002. We derived this quarterly data from our unaudited consolidated financial statements.

	Fiscal 2003
	First	Second	Third	Fourth	Total
Revenues	$298,027	$317,399	$110,554	$144,050	$870,030
Gross profit	124,491	129,909	42,715	60,748	357,863
Operating income (loss)	44,938	53,707	(9,517)	(3,181)	85,947
Net income (loss)	23,956	29,030	(8,541)	(4,855)	39,590

Per share amounts:
Basic	$1.32	$1.59	$(0.46)	$(0.26)	$2.16
Diluted	$1.08	$1.30	$(0.46)	$(0.26)	$1.94

	Fiscal 2002
	First	Second	Third	Fourth	Total
Revenues	$260,162	$269,656	$104,005	$133,564	$767,387
Gross profit	100,294	99,834	39,746	54,106	293,980
Operating income (loss)	32,470	36,608	(8,203)	(3,331)	57,544
Net income (loss)	16,446	19,162	(8,625)	(5,204)	21,779

Per share amounts:
Basic	$0.93	$1.07	$(0.48)	$(0.29)	$1.22
Diluted	$0.89	$0.88	$(0.48)	$(0.29)	$1.17

Inflation

Inflation has had and is expected to have only a minor effect on our results of operations and our internal and external sources of liquidity.

Critical Accounting Policies

We believe the policies identified below are critical to our business and the understanding of our results of operations. The impact and any associated risks related to these policies on our business are discussed throughout MD&A where applicable. Refer to the notes to our consolidated financial statements in Item 8 for detailed discussion on the application of these and other accounting policies. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis and base them on a combination of historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies that require significant judgments and estimates used in the preparation of our consolidated financial statements are as follows:

Revenue Recognition

Revenue is recognized upon the shipment of products or upon the completion of services provided to customers, which corresponds to the time when risk of ownership transfers.

Catalog Costs and Related Amortization

We accumulate all direct costs incurred, net of vendor cooperative advertising payments, in the development, production and circulation of our catalogs on our balance sheet until such time as the related catalog is mailed. They are subsequently amortized into SG&A over the expected sales realization cycle, which is one year or less. Our initial estimation of the expected sales realization cycle for a particular catalog is based on, among other possible considerations, our historical sales experience with identical or similar catalogs and our assessment of prevailing economic conditions and various competitive factors. We track our subsequent sales realization, reassess the marketplace, and compare our findings to our previous estimate and adjust our prospective amortization, if necessary.

Vendor Rebates

We receive rebates from our vendors which are generally a percentage of volume purchased. Amounts expected to be received from vendors relating to the purchase of inventories are recognized as a reduction of cost of goods sold over the estimated inventory sale cycle.

Goodwill and Intangible Assets

At April 26, 2003, goodwill and intangible assets represented approximately 64% of our total assets. The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with SFAS No. 142. As required by SFAS No. 142, the recoverability of these assets is subject to a fair value assessment which includes several significant judgments regarding financial projections and comparable market values. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Our borrowings under our credit facility and our discount expense related to our accounts receivable securitization are primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to average 100 basis points higher during fiscal 2003, pre-tax earnings would decrease by approximately $1.9 million. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding and the average advanced under the receivable securitization during fiscal 2003. The estimated fair value of long-term debt approximated its carrying value at April 26, 2003, with the exception of our convertible debt which at April 26, 2003 had a carrying value of $149.5 million and a fair market value of $142.2 million.

To manage interest rate risk on the variable rate borrowings under our credit facility, we have historically entered into interest rate swap agreements. These interest rate swap agreements had the effect of locking in, for a specified period, the base interest rate we paid on a notional principal amount established in the swaps. As a result, while these hedging arrangements were structured to reduce our exposure to interest rate increases, it also limits the benefit we might otherwise have received from any interest rate decreases. The swaps were typically cash settled monthly, with interest expense adjusted for amounts paid or received. The swap agreements had the effect of increasing interest expense by approximately $0.9 million in fiscal 2002 and decreasing interest expense by approximately $0.5 million in fiscal 2001. No swap agreements were in place during fiscal 2003. We do not hold or issue derivative financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

    School Specialty, Inc.:

We have audited the accompanying consolidated balance sheets of School Specialty, Inc., and subsidiaries (the “Company”) as of April 26, 2003 and April 27, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 26, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of School Specialty, Inc. and subsidiaries as of April 26, 2003 and April 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended April 26, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 3 to the consolidated financial statements, on April 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

May 30, 2003

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 26, 2003	April 27, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,389	$6,123
Accounts receivable, less allowance for doubtful accounts of $3,796 and $2,719, respectively	48,533	34,356
Inventories	109,419	98,148
Deferred catalog costs	17,445	13,590
Prepaid expenses and other current assets	8,891	12,770
Assets held for sale	1,100	—
Deferred taxes	4,324	7,341

Total current assets	192,101	172,328
Property, plant and equipment, net	63,969	67,083
Goodwill	430,672	390,946
Intangible assets, net	43,640	35,457
Other	5,953	7,828

Total assets	$736,335	$673,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities—long-term debt	$512	$4,471
Accounts payable	57,355	47,097
Accrued compensation	15,117	16,712
Deferred revenue	6,735	10,681
Accrued restructuring	457	863
Other accrued liabilities	13,316	13,917

Total current liabilities	93,492	93,741

Long-term debt	292,844	285,592
Deferred taxes	28,546	23,139

Total liabilities	414,882	402,472

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—
Common Stock, $0.001 par value per share, 150,000,000 shares authorized and 18,435,066 and 18,046,315 shares issued and outstanding, respectively	18	18
Capital paid-in excess of par value	215,992	208,053
Accumulated other comprehensive income	3,149	395
Retained earnings	102,294	62,704

Total shareholders’ equity	321,453	271,170

Total liabilities and shareholders’ equity	$736,335	$673,642

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	For the Fiscal Year Ended
	April 26, 2003	April 27, 2002	April 28, 2001
Revenues	$870,030	$767,387	$692,674
Cost of revenues	512,167	473,407	440,946

Gross profit	357,863	293,980	251,728
Selling, general and administrative expenses	271,916	236,436	208,153
Restructuring costs	—	—	4,500

Operating income	85,947	57,544	39,075
Other (income) expense:
Interest expense	18,043	17,321	16,983
Interest income	(42)	(42)	(128)
Other	1,909	3,965	1,214

Income before provision for income taxes	66,037	36,300	21,006
Provision for income taxes	26,447	14,521	9,075

Net income	$39,590	$21,779	$11,931

Weighted average shares outstanding:
Basic	18,324	17,917	17,495
Diluted	23,378	18,633	17,782

Net income per share:
Basic	$2.16	$1.22	$0.68
Diluted	$1.94	$1.17	$0.67

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Capital Paid- in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Dollars
Balance at April 29, 2000	17,465	$17	$196,012	$(30)	$28,994	$224,993
Issuance of common stock in conjunction with stock option exercises	133	1	2,113	—	—	2,114
Tax benefit on option exercises	—	—	262	—	—	262
Retirement of common stock	(11)	—	(268)	—	—	(268)
Foreign currency translation adjustment	—	—	—	30	—	30	$30
Unrealized gain on available-for-sale securities, net of tax	—	—	—	190	—	190	190
Net income	—	—	—	—	11,931	11,931	11,931

Total comprehensive income							$12,151

Balance at April 28, 2001	17,587	18	198,119	190	40,925	239,252
Issuance of common stock in conjunction with stock option exercises	339	—	5,869	—	—	5,869
Tax benefit on option exercises	—	—	1,365	—	—	1,365
Issuance of common stock in conjunction with acquisition	120	—	2,700	—	—	2,700
Foreign currency translation adjustment	—	—	—	395	—	395	$395
Reclassification adjustment for losses on available-for-sale securities included in net income, net of tax	—	—	—	(190)	—	(190)	(190)
Net income	—	—	—	—	21,779	21,779	21,779

Total comprehensive income							$21,984

Balance at April 27, 2002	18,046	18	208,053	395	62,704	271,170
Issuance of common stock in conjunction with stock option exercises	389	—	6,445	—	—	6,445
Tax benefit on option exercises	—	—	1,494	—	—	1,494
Foreign currency translation adjustment	—	—	—	2,754	—	2,754	$2,754
Net income	—	—	—	—	39,590	39,590	39,590

Total comprehensive income							$42,344

Balance at April 26, 2003	18,435	$18	$215,992	$3,149	$102,294	$321,453

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fiscal Year Ended
	April 26, 2003	April 27, 2002	April 28, 2001
Cash flows from operating activities:
Net income	$39,590	$21,779	$11,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	15,521	11,198	14,962
Amortization of debt fees and other	3,027	2,410	1,078
Deferred taxes	8,222	8,335	3,831
Restructuring costs, net of payments	(356)	(1,650)	2,448
Loss (gain) on disposal of property, equipment and other	1,122	1,397	(55)
Net (repayment) borrowings under receivable securitization facility	(4,000)	—	50,000
Loss on sale of available-for-sale securities	—	329	—
Loss on impairment of investment	—	1,657	—
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations accounted for under the purchase method):
Accounts receivable	2,101	12,472	10,968
Inventories	2,260	5,195	(8,478)
Prepaid expenses and other current assets	3,477	7,404	(5,147)
Accounts payable	2,845	(12,024)	7,471
Accrued liabilities	(11,783)	17,111	(2,992)

Net cash provided by operating activities	62,026	75,613	86,017

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(55,843)	(162,248)	(113,062)
Additions to property, plant and equipment	(11,305)	(12,110)	(15,200)
Proceeds from business dispositions, net of cash disposed	—	1,500	3,538
Proceeds from disposal of property and equipment	655	1,335	6,632
Proceeds from sale of available-for-sale securities	—	9,572	—
Proceeds from note receivable	—	1,115	108
Investment in long-term assets	—	—	(924)

Net cash used in investing activities	(66,493)	(160,836)	(118,908)

Cash flows from financing activities:
Proceeds from borrowings	247,200	259,800	222,622
Repayment of debt and capital leases	(251,339)	(324,112)	(188,547)
Proceeds from convertible debt offering	—	149,500	—
Payment of debt fees and other	(1,573)	(5,399)	(1,493)
Proceeds from exercise of stock options	6,445	5,869	2,114
Repurchase of common stock	—	—	(268)

Net cash provided by financing activities	733	85,658	34,428

Net (decrease) increase in cash and cash equivalents	(3,734)	435	1,537
Cash and cash equivalents at beginning of period	6,123	5,688	4,151

Cash and cash equivalents at end of period	$2,389	$6,123	$5,688

Non-cash investing activities:
Common stock received for net assets sold in business disposition	$—	$—	$9,901

Supplemental disclosures of cash flow information:
Interest paid	$16,382	$15,493	$15,976
Income taxes paid	$16,438	$2,533	$8,992

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In Thousands)

The Company issued common stock and/or cash in connection with certain business combinations accounted for under the purchase method in the fiscal years ended April 26, 2003, April 27, 2002, and April 28, 2001. The fair values of the assets and liabilities of the acquired companies are presented as follows:

	For the Fiscal Year Ended
	April 26 2003	April 27, 2002	April 28, 2001
Accounts receivable	$12,324	$6,835	$27,725
Inventories	13,558	3,819	8,680
Current deferred tax assets	286	386	—
Prepaid expenses and other assets	3,011	1,135	5,163
Property, plant and equipment	1,088	7,202	5,922
Goodwill	36,550	135,342	75,504
Intangible assets	11,040	33,877	2,750
Short-term debt and capital lease obligations	(1,115)	(2,483)	(1,217)
Accounts payable	(7,413)	(624)	(3,036)
Accrued liabilities	(6,880)	(5,940)	(4,863)
Long-term debt and capital lease obligations	(10,334)	(342)	(566)
Long-term deferred tax liabilities	(488)	(13,147)	—

Net assets acquired	$51,627	$166,060	$116,062

The acquisitions were funded as follows:
Cash paid, net of cash acquired (1)	$51,627	$159,248	$113,062
Note and other payable to selling shareholders	—	4,112	3,000
Common stock	—	2,700	—

Total	$51,627	$166,060	$116,062

(1)	Fiscal 2003 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes the payment of $4,112 for a fiscal 2002 note and other payable to selling shareholders and purchase price adjustments of $104 related to immaterial acquisitions. Fiscal 2002 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities, includes the payment of $3,000 for a fiscal 2001 payable to selling shareholders.

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

School Specialty, Inc. (the “Company”), is a Wisconsin corporation. The Company reincorporated from Delaware to Wisconsin effective August 29, 2000. The Company is primarily a direct marketer of supplemental educational products to schools and teachers for pre-kindergarten through twelfth grade.

The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of School Specialty, Inc., its subsidiaries and the companies acquired in business combinations from their respective dates of acquisition. All significant inter-company accounts and transactions have been eliminated.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in April in each year. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2003,” “fiscal 2002,” and “fiscal 2001” refer to the Company’s fiscal years ended April 26, 2003, April 27, 2002, and April 28, 2001, respectively. All fiscal years reported represent 52 weeks.

Cash and Cash Equivalents

The Company considers cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories, which consist primarily of products held for sale, are stated at the lower of cost or market, with cost generally determined on a weighted-average basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions and improvements are capitalized, whereas, maintenance and repairs are expensed as incurred. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from twenty-five to forty years for buildings and its components and three to fifteen years for furniture, fixtures and equipment. Property and equipment leased under capital leases is being amortized over the lesser of its useful life or its lease term. As required by Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

Assets,” the Company reviews property, plant and equipment for impairment if events or circumstances indicate an asset might be impaired.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” at the beginning of fiscal 2002. As a result of this adoption, goodwill is no longer subject to amortization but rather must be tested for impairment annually or more frequently if events or circumstances indicate goodwill might be impaired. Prior to fiscal 2002, goodwill was amortized using the straight-line method over fifteen to forty years. Other amortizable intangible assets include customer relationships, non-compete agreements and order backlog and are being amortized over their estimated useful lives ranging from one to fifteen years. Certain other intangible assets are estimated to have indefinite lives and are not subject to amortization.

Investments

The Company held a preferred stock investment in a company which had been accounted for under the cost method. Under this method, the Company’s investment was stated at cost and was periodically evaluated for impairment. As a result of this evaluation, the Company wrote-off the investment due to the deteriorating financial condition of the company, reporting an impairment charge of $1,657 during fiscal 2002, which is included in other expense in the consolidated statements of operations.

The Company had an investment in the common stock of Riverdeep Group plc, which was classified and accounted for as an available-for-sale security under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized holding gains, net of tax, related to this investment were reported as other comprehensive income, a component of shareholders’ equity. During fiscal 2002, the investment was sold, resulting in a realized pre-tax loss of $329.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value. The estimated fair value of long-term debt approximated its carrying value at April 26, 2003, with the exception of the Company’s convertible debt, which at April 26, 2003 had a carrying value of $149,500 and a fair market value of $142,212.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

Revenue Recognition

Revenue is recognized upon the shipment of products or upon the completion of services provided to customers, which corresponds to the time when risk of ownership transfers.

Concentration of Credit Risks

The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are schools. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2003, 2002 and 2001, no customer represented more than 10% of revenues or accounts receivable.

Vendor Rebates

Vendor rebates relating to product purchases are recognized as a reduction in cost of revenues over the estimated period the related product is sold.

Deferred Catalog Costs

Deferred catalog costs represent costs which have been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. Deferred catalog costs are amortized in amounts proportionate to expected revenues over the life of the catalog, which is one year or less. Amortization expense related to deferred catalog costs is included in the consolidated statement of operations as a component of selling, general and administrative expenses. Such amortization expense for fiscal years 2003, 2002 and 2001, was $28,686, $28,658 and $22,905, respectively.

Shipping and Handling Costs

The Company accounts for shipping and handling costs as a cost of revenues for shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for shipping and handling costs as a selling, general and administrative expense. The amount of shipping and handling costs in selling, general and administrative expenses for fiscal years 2003, 2002 and 2001 was $35,958, $29,909 and $28,561, respectively.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Amounts in the statement of operations have been translated using the average exchange rate for the year. Resulting translation adjustments are included in foreign currency translation adjustment, a component of other comprehensive income.

Stock-Based Compensation

The Company accounts for its employee stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB Opinion No. 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 addresses the accounting and reporting for one-time employee termination benefits, certain contract termination costs and other costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 during fiscal 2003 with no material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued EITF No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” EITF No. 02-16 addresses the accounting issues pertaining to cash consideration received by a reseller from a vendor. EITF No. 02-16 must be applied in financial statements for periods beginning after December 15, 2002. The Company adopted the provisions of EITF No. 02-16 during fiscal 2003 with no material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies and elaborates on the requirement for entities to recognize a liability and provide disclosures relating to the fair value of the obligation undertaken in a guarantee. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of FIN 45 during fiscal 2003 with no material impact on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting and records compensation expense for all stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial statements. The amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Since the Company has not elected to change to the fair value based method of accounting, the transition provisions of SFAS No. 148 have no impact on the Company’s financial position, results of operations or cash flows.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires companies with variable interests in variable interest entities to evaluate whether they must consolidate these entities subject to the provisions included in FIN 46. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Company early adopted the provisions of FIN 46 during fiscal 2003 by evaluating the impact of FIN 46 as it related to the Company’s accounts receivable securitization. The Company concluded that the adoption of FIN 46 would have no material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of this statement.

Reclassifications

Certain amounts previously reported have been reclassified to conform with the current year presentation.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Effective at the beginning of fiscal 2002, the Company adopted SFAS No. 142, which resulted in goodwill no longer being subject to amortization, but rather an annual impairment test. The following information presents what reported net income, basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) would have been had SFAS No. 142 been adopted at the beginning of fiscal 2001:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Reported net income	$39,590	$21,779	$11,931
Add back: Goodwill amortization, net of tax	—	—	5,046

Adjusted net income	$39,590	$21,779	$16,977

Basic EPS:
Reported basic EPS	$2.16	$1.22	$0.68
Goodwill amortization	—	—	0.29

Adjusted basic EPS	$2.16	$1.22	$0.97

Diluted EPS:
Reported diluted EPS	$1.94	$1.17	$0.67
Goodwill amortization	—	—	0.28

Adjusted diluted EPS	$1.94	$1.17	$0.95

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

The following table presents details of the Company’s intangible assets, excluding goodwill:

April 26, 2003	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$25,550	$(1,951)	$23,599
Non-compete agreements	5,916	(1,408)	4,508
Order backlog and other	759	(238)	521

Total amortizable intangible assets	32,225	(3,597)	28,628
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,312	—	2,312

Total non-amortizable intangible assets	15,012	—	15,012

Total intangible assets	$47,237	$(3,597)	$43,640

April 27, 2002	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$19,384	$(420)	$18,964
Non-compete agreements	3,221	(793)	2,428
Order backlog and other	1,452	(464)	988

Total amortizable intangible assets	24,057	(1,677)	22,380
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Trademarks	377	—	377

Total non-amortizable intangible assets	13,077	—	13,077

Total intangible assets	$37,134	$(1,677)	$35,457

Intangible amortization expense included in selling, general and administrative expenses for fiscal years 2003, 2002 and 2001 was $2,900, $1,131 and $1,518, respectively.

Estimated intangible amortization expense for each of the five succeeding fiscal years is estimated to be:

2004	2,520
2005	2,429
2006	2,411
2007	2,308
2008	2,292

The following information presents changes to net goodwill during the period beginning April 29, 2001 through April 26, 2003:

Segment	Balance at April 28, 2001	Fiscal 2002 Acquisitions	Adjustments	Balance at April 27, 2002	Fiscal 2003 Acquisitions	Adjustments	Balance at April 26, 2003
Traditional	$153,573	$747	$5,596	$159,916	$4,930	$(14)	$164,832
Specialty	96,208	134,032	790	231,030	31,620	3,190	265,840

Total	$249,781	$134,779	$6,386	$390,946	$36,550	$3,176	$430,672

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

The adjustments during fiscal 2002 in the Traditional segment represent the reclassification of the net book value of previously recorded intangible assets to goodwill upon adoption of SFAS No. 142 of $2,381. The balance of the adjustments within the Traditional segment represent the final allocation of purchase price associated with the fiscal 2001 acquisition of J.L. Hammett. The Specialty segment adjustments during fiscal 2002 represent additional cash consideration paid to the former owners of Global Video of $210 and final purchase accounting adjustments of $170. The balance of the fiscal 2002 adjustments represent foreign currency translation. The Specialty segment adjustments during fiscal 2003 of $3,190 are primarily associated with Premier Agendas. Specifically, $447 is for exit costs, consisting of employee termination and facility closure costs related to the closure of regional sales offices, which was substantially completed during fiscal 2003. Additional adjustments of $2,611 are primarily from foreign currency translation. In addition to the Premier Agenda adjustments, $132 in adjustments relate to the Premier Science acquisition, with $100 in adjustments representing additional purchase price related to an earn-out provision, which was paid in fiscal 2003, and $32 of final purchase accounting adjustments.

NOTE 4—BUSINESS COMBINATIONS

Fiscal 2003

On August 14, 2002 the Company acquired ABC School Supply and related affiliates (“ABC”) for an aggregate purchase price, net of cash acquired, of $30,224, which was funded in cash through borrowings under the Company’s credit facility. As part of the acquisition, the Company also assumed $11,449 of debt. ABC, a producer and marketer of pre-K through eighth grade educational products, is headquartered in Duluth, Georgia. The acquisition has created synergies with our early childhood and national accounts customer base. The preliminary purchase price allocation, which is subject to change, resulted in goodwill of $30,994, which is not deductible for tax purposes. The results of this acquisition and the related goodwill have been included in both the Traditional and Specialty segment results since the date of acquisition.

During fiscal 2003, the Company closed ABC’s manufacturing facility in Lineville, Alabama, closed ABC’s distribution center in Duluth, Georgia, and consolidated various administrative functions with its Childcraft division and Traditional segment. In accordance with this plan, the Company recorded $949 in liabilities for severance and termination costs to cover approximately 150 terminated employees and $1,519 in liabilities for facility closure and consolidation costs. The Company continues to evaluate additional integration opportunities, which are expected to require additional purchase accounting adjustments and liabilities.

The Company engaged a third-party to perform a valuation of ABC’s intangible assets. Details of ABC’s acquired intangible assets are as follows:

Acquired Intangibles	Allocated Value	Amortization Life
Amortizable intangibles:
Customer relationships	$4,630	15 years
Order backlog	140	6 months

Total	4,770	14.6 years
Non-amortizable intangibles:
Tradenames	1,620	N/A

Total acquired intangibles	$6,390	N/A

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

On August 30, 2002, the Company acquired the remaining wholesale operations of J.L. Hammett (“Hammett”) for an aggregate purchase price of $13,503, which was funded in cash through borrowings under the Company’s credit facility. The business operated from Braintree, Massachusetts and Romulus, New York, primarily marketed pre-K through twelfth grade educational products to charter schools and national child care centers. The acquisition has created synergies with our national accounts business. The preliminary purchase price allocation, which is subject to change, resulted in goodwill of $1,461 which is expected to be fully deductible for tax purposes, and intangible assets of $2,693, consisting primarily of non-compete agreements. The results of this acquisition and the related goodwill have been included in the Traditional segment results since the date of acquisition.

On February 26, 2003 the Company acquired the video division of Sunburst Technology Corporation for an aggregate purchase price of $7,750, which was funded in cash through borrowings under the Company’s credit facility. The business operated from Pleasantville, New York and primarily marketed and developed proprietary videos covering character education and health and guidance curriculums for middle and high schools. The acquisition has created synergies with our Teacher’s Video division. The preliminary purchase price allocation, which is subject to change, resulted in goodwill of $4,095 which is expected to be fully deductible for tax purposes, and intangible assets of $1,898, consisting primarily of customer relationships. The results of this acquisition and the related goodwill have been included in the Specialty segment results since the date of acquisition.

Fiscal 2002

On December 21, 2001, the Company acquired all of the issued and outstanding shares of capital stock of Premier Agendas, Inc. and Premier School Agendas Ltd. (together “Premier Agendas”). Premier Agendas, headquartered in Bellingham, Washington, is the largest provider of academic agendas in the United States and Canada. The aggregate purchase price, net of cash acquired, of $155,931, included a $4,012 six-month note payable to the former owners of Premier Agendas. The note was paid in full in fiscal 2003. The balance of the purchase price was funded primarily through borrowings under the Company’s existing credit facility. The Company has integrated its existing student agenda brands Time Tracker and Hammond & Stephens into the Premier Agendas business. The results of this acquisition have been included in the consolidated financial statements and are part of the Specialty segment results since the date of acquisition.

The total purchase price was allocated to the tangible and intangible assets and liabilities acquired based upon their respective fair values as of the closing date of the acquisition. The total purchase price resulted in goodwill of $127,869, which is not deductible for income tax purposes. An allocation of the purchase price has been made to major categories of assets and liabilities as follows:

Current assets	$11,166
Property, plant and equipment and other	6,684
Identifiable intangible assets	32,077
Goodwill	127,869
Liabilities assumed	(21,865)

$155,931

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

The Company engaged a third-party to perform a valuation of Premier Agendas intangible assets. Details of Premier Agendas acquired identifiable intangible assets are as follows:

Acquired Intangibles	Allocated Value	Amortization Life
Amortizable intangibles:
Customer relationships	$18,900	15 years
Order backlog	400	1 year
Non-compete agreements	77	2 years

Total	19,377	14.7 years
Non amortizable intangibles:
Perpetual license agreement	12,700	N/A

Total acquired intangibles	$32,077	N/A

Also during fiscal 2002, the Company acquired three other businesses, accounted for under the purchase method of accounting, for a total purchase price, net of cash acquired, of $9,566 including $300 paid for non-compete agreements. The following transactions were paid for with cash and 120 shares of School Specialty, Inc. common stock:

•	April 2002—Certain assets of the K-12 wholesale business of Bradburn School Supply, Inc., a marketer of supplemental educational supplies which will be operated from the Greenville, Wisconsin facility. Results are included in the Traditional segment since the date of acquisition.

•	October 2001—Premier Science, a start-up science curriculum company which will be operated from the Mansfield, Ohio facility. Results are included in the Specialty segment since the date of acquisition.

•	May 2001—Envision, Inc., based in Grand Junction, Colorado, a designer, producer and marketer of student agenda books. Results are included in the Specialty segment since the date of acquisition. The purchase price included 120 shares of School Specialty, Inc. common stock.

The acquisitions resulted in goodwill of approximately $6,910, which is fully deductible for tax purposes. The resulting goodwill from the Bradburn acquisition of $747 is included in the Traditional segment, and the goodwill from the Premier Science and Envision acquisitions of $6,163 is included in the Specialty segment.

Fiscal 2001

During fiscal 2001, the Company made two acquisitions accounted for under the purchase method for an aggregate purchase price, net of cash acquired, of $116,625, including $2,750 paid for non-compete agreements. The above purchase price includes subsequent cash payments related to final purchase price adjustments of $3,210 and $353, which were made during fiscal 2002. The businesses acquired were:

•	November 2000—Certain assets of the K-12 wholesale business of the J.L. Hammett Company, a marketer of supplemental educational supplies, with operations in Lyons, New

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

York and Southaven, Mississippi. Results are included in the Traditional segment since the date of acquisition.

•	June 2000—Global Video, LLC, a designer, producer and marketer of educational videos, based in Tempe, Arizona. Results are included in the Specialty segment since the date of acquisition.

Goodwill resulting from the above two transactions, which is fully deductible for tax purposes, was approximately $79,098, of which, $49,923 has been allocated to the Traditional segment and $29,175 to the Specialty segment.

The following information presents the unaudited pro forma results of operations of the Company for fiscal 2003 and 2002, and includes the Company’s consolidated results of operations and the results of the companies acquired during fiscal 2003 and fiscal 2002 as if all such purchase acquisitions had been made at the beginning of fiscal 2002. The results presented below include certain pro forma adjustments to reflect the amortization of certain amortizable intangible assets, adjustments to interest expense, and the inclusion of an income tax provision on all earnings:

	Fiscal 2003	Fiscal 2002
Revenues	$901,652	$930,796
Net income	39,576	31,669

Net income per share:
Basic	$2.16	$1.77
Diluted	$1.94	$1.63

The pro forma results of operations have been prepared using primarily unaudited historical results of acquired companies. These unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 2002 or the results that may occur in the future.

NOTE 5—RESTRUCTURING COSTS

During fiscal 2001, the Company recorded a restructuring charge of $4,500 to close redundant facilities and for related severance costs. The Company terminated 76 employees under this plan during fiscal 2001. Remaining payments primarily relate to commitments on a leased facility which expire in April 2005.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

Selected information related to the above restructurings is as follows:

	Facility Closure and Consolidation	Severance and Terminations	Other Costs	Total
Balance at April 29, 2000	$17	$40	$8	$65
Additions	2,391	1,544	565	4,500
Utilizations	(714)	(784)	(554)	(2,052)

Balance at April 28, 2001	1,694	800	19	2,513
Utilizations	(991)	(640)	(19)	(1,650)

Balance at April 27, 2002	703	160	—	863
Utilizations	(279)	(127)	—	(406)

Balance at April 26, 2003	$424	$33	$—	$457

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 26, 2003	April 27, 2002
Land	$502	$538
Projects in progress	2,375	6,108
Buildings and leasehold improvements	27,291	29,263
Furniture, fixtures, and other	45,159	33,514
Machinery and warehouse equipment	24,144	21,764

Total property, plant and equipment	99,471	91,187
Less: Accumulated depreciation	(35,502)	(24,104)

Net property, plant and equipment	$63,969	$67,083

Depreciation expense for fiscal years 2003, 2002 and 2001 was $12,621, $10,067, and $7,523, respectively.

NOTE 7—DEBT

Long-Term Debt

Long-term debt consists of the following:

	April 26, 2003	April 27, 2002
Credit facility	$125,700	$118,000
Convertible debt	149,500	149,500
Sale-leaseback obligations	17,729	18,015
Notes payable	—	4,136
Capital lease obligations	427	412

Total debt	293,356	290,063
Less: Current maturities	(512)	(4,471)

Total long-term debt	$292,844	$285,592

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

On September 30, 1998, the Company entered into a five year secured $350,000 credit facility (the “credit facility”) with a syndicate of financial institutions, led by Bank of America, N.A. as Agent, consisting of a $250,000 revolving loan and a $100,000 term loan. Interest accrued at a rate of, at the Company’s option, either LIBOR plus an applicable margin of up to 2.25% or the lender’s base rate plus an applicable margin of up to 1.00%. The Company also pays a fee of up to 0.5% on the unborrowed amount under the revolving loan. On April 11, 2003, the Company amended the credit facility. The amended credit facility matures on April 11, 2006 and provides for a $250,000 revolving loan. Interest accrues at a rate of, at the Company’s option, either LIBOR plus an applicable margin of up to 2.75%, or the lender’s base rate plus an applicable margin of up to 1.50%. The Company also pays a commitment fee of up to 0.5% on unborrowed funds.

The credit facility is secured by substantially all of the assets of the Company and contains certain financial covenants. The Company was in compliance with these covenants at April 26, 2003. At April 26, 2003, the balance outstanding under the credit facility was $125,700. The effective interest rate under the credit facility for fiscal 2003 was 5.22%, which includes amortization of the loan origination fee and commitment fee on unborrowed funds.

On July 30, 2001, the Company sold an aggregate principal amount of $130,000 of 6.0% convertible subordinated notes of the Company that are due in full on August 1, 2008. The notes are convertible at any time prior to maturity into shares of School Specialty, Inc. common stock at a conversion price of $32.29 per share and accrue interest payable semi-annually. There are no scheduled principal payments due prior to maturity. Net proceeds from the sale of these notes were $125,675. On August 2, 2001, the initial purchasers of the notes exercised their option to purchase additional notes in full and purchased an additional $19,500 aggregate principal amount of the notes, with net proceeds of $18,915. The Company used the total net proceeds from the offering of $144,590 to repay a portion of the debt outstanding under the credit facility.

In November 2000, the Company entered into two sale-leaseback transactions which are accounted for as financings due to a technical default provision within the leases which could allow, under remote circumstances, for continuing ownership involvement by the Company in the two properties. Under the agreements, the Company recorded debt of $18,525, which has an effective interest rate of 8.97%, excluding amortization of loan fees. The leases expire in November 2020.

The Company entered into an interest rate swap agreement on December 13, 2000 (effective date of January 2, 2001), with The Bank of New York covering $50,000 of the outstanding borrowings under the credit facility. On April 29, 2001, the Company began accounting for the swap in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” which requires derivative instruments, such as this interest rate swap, to be recorded on the balance sheet as either an asset or a liability measured at fair value. The swap was designated as a cash flow hedge and was considered highly effective throughout its term. As a result of adopting SFAS No. 133, the Company recognized the fair value of the swap liability of $660 ($396 net of tax) with the net of tax offset to accumulated other comprehensive income (loss) on the date of adoption. Subsequent net of tax changes in the swap’s fair value of $163 were recorded as a component of accumulated other comprehensive loss during fiscal 2002, all of which was reclassified to the fiscal 2002’s consolidated statement of operations when the hedged item affected earnings. The swap agreement fixed the 30-day LIBOR interest rate at 6.07% per annum on the $50,000 notional amount and had a one-year term which expired on January 2, 2002.

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

As a result of the above swap agreements, interest expense was increased (decreased) in fiscal years 2002 and 2001 by $931 and $(484), respectively.

The carrying value of variable rate long-term debt approximates fair value. The convertible subordinated notes had a fair value at April 26, 2003 of $142,212, determined using the closing bid price as reported on The NASD’s Portal Market on April 25, 2003.

Maturities of Long-Term Debt

Maturities of long-term debt, including capital lease obligations, for subsequent fiscal years, are as follows:

2004	$512
2005	504
2006	126,178
2007	509
2008	556
Thereafter	165,097

Total maturities of long-term debt	$293,356

NOTE 8—SECURITIZATION OF ACCOUNTS RECEIVABLE

The Company and certain of its U.S. subsidiaries entered into an agreement (the “Receivables Facility”) in November 2000 with a financial institution whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed New School, Inc. (“NSI”), a wholly-owned, special purpose, bankruptcy-remote subsidiary. As such, the assets of NSI will be available first and foremost to satisfy the claims of the creditors of NSI. NSI was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain subsidiaries transfer without recourse all their accounts receivables to NSI. NSI, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $100,000 for the sale of such undivided interest. The Company receives a fee from the financial institution for billing and collection functions, which remain the responsibility of the Company, that approximates fair value. The agreement, as amended, expires on November 18, 2003. The Company’s retained interests in the receivables sold are recorded at fair value, which approximates cost, due to the short-term nature of the receivables sold.

This two-step transaction is accounted for as a sale of receivables under the provision of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” There was $46,000 advanced under the Receivables Facility at April 26, 2003 and $50,000 advanced at April 27, 2002, accordingly, these amounts of accounts receivable have been removed from the consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $1,839, $1,985 and $1,389 and are included in other expenses in the consolidated statement of operations for fiscal years 2003, 2002 and 2001, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

NOTE 9—INCOME TAXES

The provision for income taxes consists of:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Current income tax expense:
Federal	$16,453	$4,485	$3,834
State	1,772	1,701	1,410

Total current income tax expense	18,225	6,186	5,244
Deferred income tax expense	8,222	8,335	3,831

Total provision for income taxes	$26,447	$14,521	$9,075

Deferred taxes are comprised of the following:

	April 26, 2003	April 27, 2002
Current deferred tax assets (liabilities):
Inventory	$1,796	$2,855
Allowance for doubtful accounts	1,860	1,374
Net operating loss carryforward	510	1,375
Accrued liabilities	—	(613)
Accrued restructuring	158	334
Charitable contribution carryforward	—	2,016

Total current deferred tax assets	4,324	7,341

Long-term deferred tax assets (liabilities):
Net operating loss carryforward	2,179	1,494
Property and equipment	(2,370)	(3,267)
Intangible assets	(28,355)	(21,366)

Total long-term deferred tax liabilities	(28,546)	(23,139)

Net deferred tax liabilities	$(24,222)	$(15,798)

At April 26, 2003, the Company had federal net operating loss carryforwards, which are subject to annual federal limitations on utilization pursuant to IRS Code Section 382, of $5,680, of which $1,457 expires during fiscal years 2011-2013 and $4,223 expires during fiscal years 2020-2021. The Company has state net operating losses of approximately $9,942, which expire during fiscal years 2007-2022.

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.7	4.5	4.5
Non-deductible goodwill and intangible amortization	—	—	6.2
Impact of divestitures	—	—	(2.5)
Other	1.3	0.5	—

Effective income tax rate	40.0%	40.0%	43.2%

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

NOTE 10—OPERATING LEASE COMMITMENTS

The Company leases various types of warehouse and office facilities and equipment, under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable operating leases for our fiscal years are as follows:

2004	$7,976
2005	6,658
2006	5,081
2007	4,197
2008	3,074
Thereafter	17,203

Total minimum lease payments	$44,189

Rent expense for fiscal 2003, 2002 and 2001, was $9,228, $8,398 and $6,527, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS

On June 9, 1998, the Company implemented the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. In fiscal 2003, 2002, and 2001, the Company’s matching contribution expense was $1,743, $670 and $657, respectively.

NOTE 12—SHAREHOLDERS’ EQUITY

EPS

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised. The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the consolidated statements of operations:

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Fiscal 2003:
Basic EPS	$39,590	18,324	$2.16

Effect of dilutive employee stock options	—	425
Effect of dilutive convertible debt	5,797	4,629

Diluted EPS	$45,387	23,378	$1.94

Fiscal 2002:
Basic EPS	$21,779	17,917	$1.22

Effect of dilutive employee stock options	—	716

Diluted EPS	$21,779	18,633	$1.17

Fiscal 2001:
Basic EPS	$11,931	17,495	$0.68

Effect of dilutive employee stock options	—	287

Diluted EPS	$11,931	17,782	$0.67

The Company had additional employee stock options outstanding of 529, 128, and 259 during fiscal 2003, 2002 and 2001, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive. Additionally, the impact of the conversion of the convertible debt to common stock has been excluded from the computation of fiscal 2002 diluted EPS because it was anti-dilutive.

Employee Stock Plans

The Company has two stock-based employee compensation plans. On June 10, 1998, the Company’s Board of Directors approved the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) and on August 27, 2002 the Company’s Board of Directors approved the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). Both plans have been approved by the Company’s shareholders. The purpose of the 1998 Plan and the 2002 Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. Under the 1998 Plan, the maximum number of options available for grant is equal to 20% of the Company’s outstanding common stock. Under the 2002 Plan, the maximum number of options available for grant is 1,500 shares.

The Company accounts for options issued in accordance with APB Opinion No. 25. Accordingly, because the exercise price of the options are equal to the market value of the underlying stock on the date of grant, no compensation expense has been recognized for the options granted to employees and directors. Had compensation expense related to the Company’s stock option grants to employees and directors been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123 “Accounting for Stock Based Compensation,” the Company’s net income and net income per share would have been impacted as indicated in the following table:

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Net income, as reported	$39,590	$21,779	$11,931
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,632)	(2,856)	(2,734)

Pro forma net income	$36,958	$18,923	$9,197

EPS:
As reported:
Basic	$2.16	$1.22	$0.68
Diluted	$1.94	$1.17	$0.67

Pro forma:
Basic	$2.02	$1.06	$0.53
Diluted	$1.83	$1.02	$0.52

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Expected life of option	7 years	7 years	7 years
Risk free interest rate	3.86%	4.85%	5.30%
Expected volatility of stock	55.04%	58.38%	59.58%

The weighted-average fair value of options granted during fiscal years 2003, 2002 and 2001 was $14.20, $15.53 and $11.98, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

A summary of option transactions follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 29, 2000	3,064	$16.53	1,973	$16.20
Granted	243	18.58
Exercised	(133)	15.83
Canceled	(108)	16.99

Balance at April 28, 2001	3,066	$16.70	2,173	$16.47
Granted	338	24.67
Exercised	(339)	17.47
Canceled	(61)	17.97

Balance at April 27, 2002	3,004	$17.48	2,192	$16.44
Granted	387	23.88
Exercised	(389)	16.64
Canceled	(55)	20.56

Balance at April 26, 2003	2,947	$18.38	2,108	$16.76

The following table summarizes information about stock options outstanding at April 26, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Life	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$12.00 - $15.00	223	6.17	$14.30	169	$14.33
$15.50 - $15.50	1,390	5.12	15.50	1,390	15.50
$15.63 - $20.33	835	7.56	19.93	429	18.90
$23.95 - $59.84	499	8.11	25.62	120	27.08

	2,947	6.40	$18.38	2,108	$16.76

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

1998 Stock Incentive Plan. The option holders were in the same economic position immediately before and after the replacement of JuneBox.com, Inc. options with School Specialty, Inc. options. The vesting provisions and option period of the original grants were not changed.

NOTE 13—SEGMENT INFORMATION

The Company’s business activities are organized around two principal business segments, Traditional and Specialty, and operate principally in the United States, with limited Specialty segment operations in Canada. Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. While the segments serve a similar customer base, notable differences exist in products, gross margin and revenue growth rates. Products supplied within the Traditional segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Products supplied within the Specialty segment primarily target specific educational disciplines, such as art, industrial arts, physical education, sciences, and early childhood. This segment also supplies student academic planners, videos and DVDs. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies. All intercompany transactions have been eliminated.

The following table presents segment information:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Revenues:
Traditional	$472,459	$480,922	$415,001
Specialty	397,571	286,465	277,673

Total	$870,030	$767,387	$692,674

Operating income and income before taxes:
Traditional	$48,193	$54,075	$29,373
Specialty	57,852	22,576	28,582

Total	$106,045	76,651	57,955
Corporate expenses	20,098	19,107	14,380
Restructuring costs	—	—	4,500

Operating income	85,947	57,544	39,075
Interest expense and other	19,910	21,244	18,069

Income before taxes	$66,037	$36,300	$21,006

Identifiable assets (at fiscal year end):
Traditional	$256,335	$249,926	$258,212
Specialty	396,412	344,045	171,144

Total	652,747	593,971	429,356
Corporate assets (1)	83,588	79,671	94,003

Total	$736,335	$673,642	$523,359

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Depreciation and goodwill and intangible amortization:
Traditional	$3,883	$4,003	$6,689
Specialty	7,296	3,882	6,588

Total	11,179	7,885	13,277
Corporate	4,342	3,313	1,685

Total	$15,521	$11,198	$14,962

Expenditures for property, plant and equipment:
Traditional	$1,285	$1,847	$4,479
Specialty	3,572	2,199	4,646

Total	4,857	4,046	9,125
Corporate	6,448	8,064	6,075

Total	$11,305	$12,110	$15,200

(1)	Includes assets of NSI.

NOTE 14—ASSETS HELD FOR SALE

During fiscal 2003, the Company decided to close and market its Lufkin, Texas warehouse as part of a plan to reduce the number of warehouses and to align capacity and efficiency to better serve customers and reduce overall warehousing costs. The Company recorded an impairment loss, as a component of selling, general and administrative expenses, of $1,046, related to the closure. The facility is classified as held for sale on the April 26, 2003 consolidated balance sheet. Subsequent to April 26, 2003, the Company entered into an agreement to sell the assets held for sale related to the Lufkin, Texas warehouse for a gross sales price of $1,200. The transaction is expected to close by the end of the Company’s fiscal 2004 first quarter.

NOTE 15—SUBSEQUENT EVENT

On May 30, 2003, the Company acquired the stock of Select Agendas, a Canadian-based company, for an aggregate purchase price, net of cash acquired, of $9,557. The purchase price is subject to an earn-out provision and is subject to change. This transaction was funded in cash through borrowings under the Company’s credit facility.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

NOTE 16—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for fiscal 2003 and fiscal 2002:

	Fiscal 2003 (1)
	First	Second	Third	Fourth	Total
Revenues	$298,027	$317,399	$110,554	$144,050	$870,030
Gross profit	124,491	129,909	42,715	60,748	357,863
Operating income (loss)	44,938	53,707	(9,517)	(3,181)	85,947
Net income (loss)	23,956	29,030	(8,541)	(4,855)	39,590

Per share amounts:
Basic	$1.32	$1.59	$(0.46)	$(0.26)	$2.16
Diluted	$1.08	$1.30	$(0.46)	$(0.26)	$1.94

	Fiscal 2002 (1)
	First	Second	Third	Fourth	Total
Revenues	$260,162	$269,656	$104,005	$133,564	$767,387
Gross profit	100,294	99,834	39,746	54,106	293,980
Operating income (loss)	32,470	36,608	(8,203)	(3,331)	57,544
Net income (loss)	16,446	19,162	(8,625)	(5,204)	21,779

Per share amounts:
Basic	$0.93	$1.07	$(0.48)	$(0.29)	$1.22
Diluted	$0.89	$0.88	$(0.48)	$(0.29)	$1.17

(1)	During the third quarter of fiscal 2002, the Company acquired Premier Agendas. The quarterly financial data for fiscal 2003 includes the results of Premier Agendas for a full fiscal year.

The summation of quarterly net income per share may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

Information previously reported.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 26, 2003, under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 26, 2003, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

Item 11. Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 26, 2003, under the captions “Executive Compensation,” “Employment Contracts and Related Matters,” “Non-Employee Director Compensation,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 26, 2003, under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of a date within 90 days prior to the filing of this annual report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are adequate and effective for the purposes set forth in the definition of the Exchange Act rules.

Changes in Internal Controls

There have not been any significant changes in internal controls, or in other factors that could significantly affect internal controls, and there were no corrective actions with regard to significant deficiencies or material weaknesses subsequent to the date the above officers completed their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements (See Part II, Item 8).

Consolidated Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets as of April 26, 2003, and April 27, 2002

Consolidated Statements of Operations for the fiscal years ended April 26, 2003, April 27, 2002 and April 28, 2001

Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 26, 2003, April 27, 2002 and April 28, 2001

Consolidated Statements of Cash Flows for the fiscal years ended April 26, 2003, April 27, 2002 and April 28, 2001

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedule (See Exhibit 99.3).

Schedule for the fiscal years ended April 26, 2003, April 27, 2002 and April 28, 2001: Schedule II—Valuation and Qualifying Accounts.

(a)(3)	Exhibits.

See (c) below.

(b)	Reports on Form 8-K.

The Company filed or furnished three reports on Form 8-K since the beginning of the fourth quarter of fiscal 2003 as follows:

(1) Form 8-K dated February 11, 2003, furnished on February 12, 2003, under Items 7 and 9. The Company issued a press release announcing its fiscal 2003 third quarter financial results.

(2) Form 8-K dated May 2, 2003, filed on May 5, 2003, under Items 5 and 7. The Company reported that it had signed a credit agreement with its lending banks.

(3) Form 8-K dated June 3, 2003, furnished on June 3, 2003, under Items 7 and 9. The Company issued a press release announcing its fiscal 2003 fourth quarter financial results.

(c)	Exhibits.

See the Exhibit Index, which is incorporated by reference herein.

(d)	Financial Statements Excluded from Annual Report to Shareholders.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 9, 2003.

SCHOOL SPECIALTY, INC.

By:	/s/ DAVID J. VANDER ZANDEN
David J. Vander Zanden President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ MARY M. KABACINSKI
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

Name	Title	Date
/s/ DAVID J. VANDER ZANDEN David J. Vander Zanden	President, Chief Executive Officer and Director (Principal Executive Officer)	July 9, 2003

/s/ MARY M. KABACINSKI Mary M. Kabacinski	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 9, 2003

/s/ LEO C. MCKENNA Leo C. McKenna	Chairman of the Board	July 9, 2003

/s/ JONATHAN J. LEDECKY Jonathan J. Ledecky	Director	July 9, 2003

/s/ ROCHELLE LAMM Rochelle Lamm	Director	July 9, 2003

/s/ JEROME M. POOL Jerome M. Pool	Director	July 9, 2003

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

CERTIFICATION

I, David J. Vander Zanden, President and Chief Executive Officer of School Specialty, certify that:

1.	I have reviewed this annual report on Form 10-K of School Specialty, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 9, 2003

/s/ DAVID J. VANDER ZANDEN
David J. Vander Zanden President and Chief Executive Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

CERTIFICATION

I, Mary M. Kabacinski, Executive Vice President and Chief Financial Officer of School Specialty, certify that:

1.	I have reviewed this annual report on Form 10-K of School Specialty, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 9, 2003

/s/ MARY M. KABACINSKI
Mary M. Kabacinski Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Document Description

3.1	Articles of Incorporation of School Specialty, Inc., incorporated herein by reference to Appendix B of the School Specialty, Inc. definitive Proxy Statement dated July 24, 2000.

3.2	Bylaws of School Specialty, Inc.

4.1	Pledge Agreement dated as of April 11, 2003 given by School Specialty, Inc. and the other pledgors named therein to Bank of America, N.A. as Administrative Agent.

4.2	Amended and Restated Security Agreement dated as of April 11, 2003 given by School Specialty, Inc. and the other grantors named therein to Bank of America, N.A. as Administrative Agent.

4.3	Indenture dated as of July 30, 2001 between the Company and BNY Midwest Trust Company as Trustee, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Report on Form 10-Q for the period ended July 28, 2001.

4.4	Registration Agreement dated as of July 30, 2001 between the Company and Salomon Smith Barney, incorporated herein by reference to Exhibit 4.4 of School Specialty, Inc.’s Report on Form 10-Q for the period ended July 28, 2001.

4.5	Amended and Restated Credit Agreement dated as of April 11, 2003 among School Specialty, Inc., certain subsidiaries and affiliates of School Specialty, Inc. and the lenders named therein, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s current report Form 8-K dated May 2, 2003.

4.6	Certain other long-term debt as described in the Notes to Consolidated Financial Statements. School Specialty, Inc. agrees to furnish the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in the Notes to Consolidated Financial Statements and not filed herewith.

10.1*	Employment Agreement dated September 3, 1999 between Mary M. Kabacinski and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 23, 1999.

10.2*	Employment Agreement dated September 3, 1999 between Donald J. Noskowiak and School Specialty, Inc., incorporated herein by reference to Exhibit 10.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 23, 1999.

10.3*	Employment Agreement dated March 26, 2001 between A. Brent Pulsipher and School Specialty, Inc., incorporated herein by reference to Exhibit 10.8 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 28, 2001.

INDEX TO EXHIBITS

Exhibit Number	Document Description

10.4*	Employment Agreement dated November 5, 2002, effective September 1, 2002, between David J. Vander Zanden and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.5*	Employment Agreement dated November 5, 2002 between Stephen R. Christiansen and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.6*	Employment Agreement Amendment dated September 11, 2002, effective June 1, 2002, between A. Brent Pulsipher and School Specialty, Inc., incorporated herein by reference to Exhibit 10.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.7*	Employment Agreement Amendment dated June 1, 2003 between Donald J. Noskowiak and School Specialty, Inc.

10.8*	Executive Term Life Insurance Plan for David J. Vander Zanden, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 25, 2003.

10.9*	Amended and Restated 1998 Stock Incentive Plan, amended as of December 18, 2002, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Form S-8 filed on December 20, 2002.

10.10*	2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Form S-8 filed on December 20, 2002.

10.11*	School Specialty, Inc. Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.7 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2002.

10.12	Receivables Purchase Agreement dated November 22, 2000, incorporated herein by reference to Exhibit 10.1(a) of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 27, 2001.

10.13	Amendment No. 1 to the Receivables Purchase Agreement dated as of January 1, 2001, incorporated herein by reference to Exhibit No. 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

10.14	Amendment No. 2 to the Receivables Purchase Agreement dated as of July 13, 2001, incorporated herein by reference to Exhibit No. 10.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

10.15	Amendment No. 3 to the Receivables Purchase Agreement dated as of November 20, 2001, incorporated herein by reference to Exhibit No. 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 27, 2001.

INDEX TO EXHIBITS

Exhibit Number	Document Description

10.16	Amendment No. 4 to the Receivables Purchase Agreement dated as of May 2, 2002, incorporated herein by reference to Exhibit 10.12 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2002.

10.17	Receivables Sale Agreement dated November 22, 2000, incorporated herein by reference to Exhibit 10.1(b) of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 27, 2001.

10.18	Amendment No. 1 to the Receivables Sale Agreement dated as of July 13, 2001 and incorporated herein by reference to Exhibit No. 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

10.19	Amendment No. 5 to the Receivables Purchase Agreement dated November 19, 2002, incorporated herein by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.20	Amendment No. 6 to the Receivables Purchase Agreement dated April 11, 2003, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s current report Form 8-K dated May 2, 2003.

10.21	Amendment No. 2 to the Receivables Sale Agreement dated April 11, 2003, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s current report Form 8-K dated May 2, 2003.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

16.1	Letter from Arthur Andersen LLP dated June 11, 2002 to the SEC incorporated herein by reference to Exhibit 16.1 of School Specialty, Inc.’s current report on Form 8-K dated June 11, 2002.

21.1	Subsidiaries of School Specialty, Inc.

23.1	Consent of Deloitte & Touche LLP.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

99.3	Schedule II—Valuation and Qualifying Accounts.

99.4	Forward-Looking Statements

*	Management contract or compensatory plan or arrangement.