Form 10-Q
period 2003-07-26
SCHOOL SPECIALTY INC
filed 2003-09-08
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-24385

SCHOOL SPECIALTY, INC.

(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-0971239
(State or Other	(IRS Employer
Jurisdiction of Incorporation)	Identification No.)

W6316 Design Drive

Greenville, Wisconsin

(Address of Principal Executive Offices)

54942

(Zip Code)

(920) 734-5712

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 4, 2003
Common Stock, $0.001 par value	18,761,407

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 26, 2003

-Index-

PART I—FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 26, 2003	April 26, 2003	July 27, 2002
ASSETS
Current assets:
Cash and cash equivalents	$4,789	$2,389	$5,026
Accounts receivable, less allowance for doubtful accounts of $3,174, $3,796 and $2,809, respectively	183,771	48,533	174,744
Inventories	135,223	109,419	106,439
Deferred catalog costs	10,363	17,445	7,655
Prepaid expenses and other current assets	10,972	8,891	9,316
Assets held for sale	—	1,100	1,350
Deferred taxes	4,324	4,324	7,341

Total current assets	349,442	192,101	311,871
Property and equipment, net	62,568	63,969	65,149
Goodwill	437,415	430,672	391,315
Intangible assets, net	46,164	43,640	34,752
Other	8,882	5,953	7,382

Total assets	$904,471	$736,335	$810,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities—long-term debt	$535	$512	$433
Accounts payable	109,959	57,355	104,012
Accrued compensation	9,151	15,117	12,421
Deferred revenue	8,400	6,735	11,029
Accrued income taxes	15,730	139	13,118
Accrued restructuring	341	457	752
Other accrued liabilities	19,170	13,177	21,089

Total current liabilities	163,286	93,492	162,854
Long-term debt	356,233	292,844	325,465
Deferred taxes	28,561	28,546	23,139

Total liabilities	548,080	414,882	511,458
Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized and, 18,758,657, 18,435,066 and 18,234,015 shares issued and outstanding, respectively	19	18	18
Capital paid-in excess of par value	222,581	215,992	212,012
Accumulated other comprehensive income	4,355	3,149	321
Retained earnings	129,436	102,294	86,660

Total shareholders’ equity	356,391	321,453	299,011

Total liabilities and shareholders’ equity	$904,471	$736,335	$810,469

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended
	July 26, 2003	July 27, 2002
Revenues	$304,430	$298,027
Cost of revenues	176,501	173,536

Gross profit	127,929	124,491
Selling, general and administrative expenses	78,871	79,553

Operating income	49,058	44,938
Other (income) expense:
Interest expense	4,211	4,508
Interest income	(32)	(1)
Other	420	472

Income before provision for income taxes	44,459	39,959
Provision for income taxes	17,317	16,003

Net income	$27,142	$23,956

Weighted average shares outstanding:
Basic	18,611	18,158
Diluted	23,744	23,433
Net income per share:
Basic	$1.46	$1.32
Diluted	$1.21	$1.08

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended
	July 26, 2003	July 27, 2002
Cash flows from operating activities:
Net income	$27,142	$23,956
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	4,335	3,627
Amortization of debt fees and other	706	561
Restructuring related payments	(116)	(111)
(Gain) loss on disposal or impairment of property and equipment	(7)	965
Net borrowings under accounts receivable securitization facility	4,000	—
Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	(138,981)	(140,396)
Inventories	(23,892)	(8,308)
Prepaid expenses and other current assets	4,865	9,388
Accounts payable	51,053	56,919
Accrued liabilities	17,826	16,738

Net cash used in operating activities	(53,069)	(36,661)

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(9,558)	(4,016)
Additions to property and equipment	(1,659)	(3,424)
Proceeds from the disposal of property and equipment	1,113	96

Net cash used in investing activities	(10,104)	(7,344)

Cash flows from financing activities:
Proceeds from bank borrowings	170,300	63,200
Repayment of debt and capital leases	(216,939)	(23,353)
Proceeds from convertible debt offering	110,000	—
Payment of debt fees and other	(3,123)	(115)
Proceeds from exercise of stock options	5,335	3,176

Net cash provided by financing activities	65,573	42,908

Net increase (decrease) in cash and cash equivalents	2,400	(1,097)
Cash and cash equivalents, beginning of period	2,389	6,123

Cash and cash equivalents, end of period	$4,789	$5,026

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

The Company entered into one business combination in the three months ended July 26, 2003, which was paid for using cash. The fair values of the assets and liabilities of the acquired company is presented as follows:

For the Three Months Ended July 26, 2003
Accounts receivable	$250
Inventories	1,835
Prepaid expenses and other current assets	200
Property and equipment	344
Goodwill and intangible assets	9,076
Capital lease obligations	(52)
Accounts payable	(1,566)
Accrued liabilities	(529)

Net assets acquired	$9,558

No business combinations were entered into during the three months ended July 27, 2002. Fiscal 2003 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes the payment of $4,012 for the fiscal 2002 note payable to selling shareholders related to the acquisition of Premier Agendas and a purchase price adjustment of $4.

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at April 26, 2003 has been derived from the Company’s audited financial statements for the fiscal year ended April 26, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 26, 2003.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENT

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments that are within its scope to be classified as a liability (or asset in some circumstances), which previously were classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

NOTE 3—SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity during the three months ended July 26, 2003, were as follows:

Shareholders’ equity balance at April 26, 2003	$321,453
Net income	27,142
Issuance of common stock in conjunction with stock option exercises	5,335
Tax benefit on option exercises	1,255
Foreign currency translation adjustment	1,206

Shareholders’ equity balance at July 26, 2003	$356,391

Comprehensive income for the periods presented in the consolidated statements of operations was as follows:

	For the Three Months Ended
	July 26, 2003	July 27, 2002
Net income	$27,142	$23,956
Foreign currency translation adjustment	1,206	(74)

Total comprehensive income	$28,348	$23,882

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 4—EARNINGS PER SHARE AND EMPLOYEE STOCK PLANS

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Share (Denominator)	Per Share Amount
Three months ended July 26, 2003:
Basic EPS	$27,142	18,611	$1.46

Effect of dilutive stock options	—	503
Effect of convertible debt	1,474	4,630

Diluted EPS	$28,616	23,744	$1.21

Three months ended July 27, 2002:
Basic EPS	$23,956	18,158	$1.32

Effect of dilutive stock options	—	645
Effect of convertible debt	1,452	4,630

Diluted EPS	$25,408	23,433	$1.08

The Company had additional stock options outstanding during the three months ended July 26, 2003 and July 27, 2002, of 297 and 206, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

Employee Stock Plans

The Company has two stock-based employee compensation plans. The Company accounts for these plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, because the exercise price of the options is equal to the market price on the date of grant, no compensation expense has been recognized for the options granted to employees and directors. Had compensation expense related to the Company’s stock option grants to employees and directors been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation”, the Company’s net income and net income per share would have been impacted as indicated in the following table:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	For the Three Months Ended
	July 26, 2003	July 27, 2002
Net income, as reported	$27,142	$23,956
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(675)	(596)

Pro forma net income	$26,467	$23,360

EPS:
As reported:
Basic	$1.46	$1.32
Diluted	$1.21	$1.08
Pro forma:
Basic	$1.42	$1.29
Diluted	$1.18	$1.06

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended
	July 26, 2003	July 27, 2002
Expected life of option	7 years	7 years
Risk free interest rate	2.81%	4.69%
Expected volatility of stock	52.85%	55.54%

The weighted-average fair value of options granted was $15.50 and $16.77 during the three months ended July 26, 2003 and July 27, 2002, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets:

July 26, 2003	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$27,273	$(2,397)	$24,876
Non-compete agreements	6,309	(1,573)	4,736
Order backlog and other	2,078	(538)	1,540

Total amortizable intangible assets	35,660	(4,508)	31,152
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Trademarks	2,312	—	2,312

Total non-amortizable intangible assets	15,012	—	15,012

Total intangible assets	$50,672	$(4,508)	$46,164

April 26, 2003	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$25,550	$(1,951)	$23,599
Non-compete agreements	5,916	(1,408)	4,508
Order backlog and other	759	(238)	521

Total amortizable intangible assets	32,225	(3,597)	28,628
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,312	—	2,312

Total non-amortizable intangible assets	15,012	—	15,012

Total intangible assets	$47,237	$(3,597)	$43,640

July 27, 2002	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$19,384	$(742)	$18,642
Non-compete agreements	3,221	(965)	2,256
Order backlog and other	1,452	(675)	777

Total amortizable intangible assets	24,057	(2,382)	21,675
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Trademarks	377	—	377

Total non-amortizable intangible assets	13,077	—	13,077

Total intangible assets	$37,134	$(2,382)	$34,752

Intangible amortization expense included in selling, general and administrative expenses for the three months ended July 26, 2003 and July 27, 2002 was $916 and $706, respectively.

Estimated intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2004 is estimated to be:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Fiscal 2004 (nine months remaining)	$2,516
Fiscal 2005	2,663
Fiscal 2006	2,645
Fiscal 2007	2,542
Fiscal 2008	2,526
Fiscal 2009	2,453

The following information presents changes to goodwill during the period beginning July 28, 2002 through July 26, 2003:

Segment	Balance at July 27, 2002	Acquisitions	Adjustments	Balance at April 26, 2003	Acquisitions	Adjustments	Balance at July 26, 2003
Traditional	$159,916	$4,930	$(14)	$164,832	$—	$110	$164,942
Specialty	231,399	31,620	2,821	265,840	5,582	1,051	272,473

Total	$391,315	$36,550	$2,807	$430,672	5,582	$1,161	$437,415

The adjustments during fiscal 2003 and fiscal 2004 in the Specialty segment primarily represent foreign currency translation.

NOTE 6—BUSINESS COMBINATION

On May 30, 2003, the Company acquired the stock of Select Agendas, a Canadian-based company, for an aggregate purchase price, net of cash acquired, of $9,558. The purchase price is subject to an earn-out provision and is subject to change. This transaction was funded in cash through borrowings under the Company’s credit facility. The business operates from Montreal, Quebec and primarily markets student agenda products to customers in both the United States and Canada. The acquisition is expected to create synergies with our existing agenda business. The preliminary purchase price allocation, which is subject to change, resulted in goodwill of $5,582 and intangible assets of $3,494, consisting primarily of order backlog and customer relationships. The results of this acquisition and the related goodwill have been included in the Specialty segment results since the date of acquisition.

Pro forma results of operations of the Company for the three months ended July 26, 2003 and July 27, 2002 have not been reported for the companies acquired during fiscal 2003 and the first quarter of fiscal 2004 as such acquisitions are not considered significant.

NOTE 7—SEGMENT INFORMATION

The Company’s business activities are organized around two principal business segments, Traditional and Specialty and operate principally in the United States, with limited Specialty segment operations in Canada. Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. While the segments serve a similar customer base, notable differences exist in products, gross margin and revenue growth rates. Products supplied within the Traditional segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Products supplied within the Specialty segment target specific educational disciplines, such as art, industrial arts, physical education, sciences and early childhood. This segment also supplies student academic planners. All intercompany transactions have been eliminated.

The following table presents segment information:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended
	July 26, 2003	July 27, 2002
Revenues:
Traditional	$158,937	$162,207
Specialty	145,493	135,820

Total	$304,430	$298,027

Operating income and income before taxes:
Traditional	$20,663	$19,528
Specialty	33,763	31,379

Total	54,426	50,907
Corporate expenses	5,368	5,969

Operating income	49,058	44,938
Interest expense and other	4,599	4,979

Income before taxes	$44,459	$39,959

Identifiable assets (at quarter end):
Traditional	$280,108	$261,125
Specialty	406,896	337,416

Total	687,004	598,541
Corporate assets	217,467	211,928

Total	$904,471	$810,469

Depreciation and intangible amortization:
Traditional	$911	$991
Specialty	2,161	1,677

Total	3,072	2,668
Corporate	1,263	959

Total	$4,335	$3,627

Expenditures for property and equipment:
Traditional	$141	$299
Specialty	572	1,160

Total	713	1,459
Corporate	946	1,965

Total	$1,659	$3,424

NOTE 8—RESTRUCTURING COSTS

During fiscal 2001, the Company recorded a restructuring charge of $4,500 to close redundant facilities and for related severance costs. The Company terminated 76 employees under this plan during fiscal 2001. Remaining payments relate to commitments on a leased facility which expires in April 2005.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Selected information related to the restructuring reserve follows:

	Facility Closure and Consolidation	Severance and Terminations	Other Costs	Total

Balance at April 29, 2000	$17	$40	$8	$65
Additions	2,391	1,544	565	4,500
Utilizations	(714)	(784)	(554)	(2,052)

Balance at April 28, 2001	1,694	800	19	2,513
Utilizations	(991)	(640)	(19)	(1,650)

Balance at April 27, 2002	703	160	—	863
Utilizations	(279)	(127)	—	(406)

Balance at April 26, 2003	424	33	—	457
Utilizations	(83)	(33)	—	(116)

Balance at July 26, 2003	$341	$—	$—	$341

NOTE 9—CONVERTIBLE DEBT

On July 18, 2003, the Company sold an aggregate principal amount of $110,000 of convertible subordinated notes due August 1, 2023. The notes carry an annual interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company will make additional payments of interest commencing August 1, 2008. The notes, which provide for a contingent conversion feature, are convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share if the closing price of the Company’s common stock on The Nasdaq National Market exceeds $48.00 for a specified amount of time and under certain other circumstances. Net proceeds from the sale of these notes were $106,975. On July 30, 2003 and subsequent to the Company’s fiscal 2004 first quarter, the initial purchasers of the notes exercised their option to purchase additional notes and purchased an additional $23,000 of these notes. The Company used the total net proceeds from the offering of $129,343 to repay a portion of the debt outstanding under the Company’s credit facility. The convertible subordinated notes have no impact on the Company’s EPS calculations because conditions under which the notes may be converted have not been satisfied.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Results of Operations

The following table sets forth various items as a percentage of revenues on a historical basis concerning our results of operations for the three months ended July 26, 2003 and July 27, 2002.

	Three Months Ended
	July 26, 2003	July 27, 2002
Revenues	100.0%	100.0%
Cost of revenues	58.0	58.2

Gross profit	42.0	41.8
Selling, general and administrative expenses	25.9	26.7

Operating income	16.1	15.1
Interest expense, net	1.4	1.5
Other expense	0.1	0.2

Income before provision for income taxes	14.6	13.4
Provision for income taxes	5.7	5.4

Net income	8.9%	8.0%

Three Months Ended July 26, 2003 Compared to Three Months Ended July 27, 2002

Revenues

Revenues increased 2.1% from $298.0 million for the three months ended July 27, 2002, to $304.4 million for the three months ended July 26, 2003. The growth in revenues was attributable to acquired businesses, partially offset by a modest decline in revenues from existing businesses. Traditional segment revenues decreased 2.0% from $162.2 million to $158.9 million, primarily due to a generally weakened economic environment which has placed pressure on some state and local budgets. Specialty segment revenues increased 7.1% or $9.7 million from $135.8 million to $145.5 million, primarily driven from the acquisition of ABC School Supply, partially offset by modest decreases in existing businesses.

Gross Profit

Gross profit increased 2.8% from $124.5 million for the three months ended July 27, 2002, to $127.9 million for the three months ended July 26, 2003. Traditional segment gross profit decreased $3.6 million or 6.3% from $56.3 million to $52.7 million. The decrease in Traditional segment gross profit was primarily due to reduced revenue and a reduction in gross margin, driven by the current competitive pricing environment, particularly in the bid and furniture portions of the traditional business. Specialty segment gross profit increased $7.0 million or 10.2% from $68.2 million to $75.2 million. The increase in Specialty segment gross profit was primarily due to an increase in revenues and gross margin expansion, driven primarily by a greater mix of proprietary products. Gross margin expanded 20 basis points from 41.8% for the three months ended July 27, 2002 to 42.0% for the three months ended July 26, 2003. The gross margin expansion was primarily related to a shift in revenue mix to higher margin specialty products and an improvement in Specialty segment gross margin from 50.2% to 51.7%, partially offset by a decline in Traditional segment gross margin from 34.7% to 33.2%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include selling expenses, operations expenses, which includes customer service, warehouse and warehouse shipment transportation costs, catalog costs, general administrative overhead, and depreciation and intangible asset amortization expense.

SG&A decreased 80 basis points, as a percent of revenues, from $79.6 million or 26.7% of revenues for the three months ended July 27, 2002, to $78.9 million or 25.9% of revenues for the three months ended July 26, 2003. The reduction in SG&A resulted from successful off-season integration efforts and a reduction in selling expenses primarily driven by reduced commissions in the Traditional segment, partially offset by expenses associated with new initiatives and acquired operations. Traditional segment SG&A decreased $4.7 million from $36.8 million to $32.1 million. The decrease was primarily driven by reduced revenues, which resulted in reduced variable costs, such as operating and selling expenses, partially offset by an asset impairment charge recorded in fiscal 2003’s first quarter associated with the closing of the Lufkin, Texas warehouse. Specialty segment SG&A increased $4.6 million from $36.8 million or 27.1% of revenues to $41.4 million or 28.5% of revenues. The increase in SG&A was primarily due to an increase in revenues and costs from acquired operations and the increase in SG&A as a percent of revenues was primarily due to higher marketing costs associated with new initiatives.

Interest Expense

Net interest expense decreased $0.3 million from $4.5 million or 1.5% of revenues for the three months ended July 27, 2002 to $4.2 million or 1.4% of revenues for the three months ended July 26, 2003. The decrease in interest expense was primarily due to a reduction in our effective interest rate, partially offset by an increase in average debt outstanding.

Other Expense

Other expense was $0.4 million in fiscal 2004’s first quarter, compared to $0.5 million in fiscal 2003’s first quarter. Other expense in the first quarter of fiscal 2004 and fiscal 2003 primarily represented the discount and loss on the accounts receivable securitization of $0.3 million and $0.4 million, respectively. The decrease in the discount was primarily due to a decrease in discount rates, partially offset by an increase in average accounts receivable securitized from $60.8 million in fiscal 2003’s first quarter to $62.1 million during fiscal 2004’s first quarter.

Provision for Income Taxes

Provision for income taxes for the three months ended July 26, 2003 increased $1.3 million over the three months ended July 27, 2002. The increase was due to higher pre-tax income, partially offset by a reduction in the effective income tax rate from 40.0% to 39.0%. The reduction in the effective income tax rate was primarily due to lower effective state tax rates, resulting from effective state tax planning. The higher effective tax rate of 39.0%, compared to the federal statutory rate of 35%, was primarily due to state income taxes.

Liquidity and Capital Resources

At July 26, 2003, we had working capital of $186.2 million. Our capitalization at July 26, 2003 was $713.2 million and consisted of total debt of $356.8 million and shareholders’ equity of $356.4 million.

On April 11, 2003 we amended and extended our revolving credit facility with Bank of America, N.A., acting as agent. The new credit agreement matures on April 11, 2006 and provides for $250 million of availability. The amount outstanding as of July 26, 2003 under the credit facility was $79.2 million. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. As of July 26, 2003, our effective interest rate on borrowings under our credit facility was approximately 4.38%, which includes amortization of loan origination fee costs and the commitment fees on unborrowed funds.

We currently have a $100 million accounts receivable securitization facility which expires in November 2003 and may be extended further with the financial institution’s consent. At July 26, 2003, $50 million was advanced under the receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $0.3 million and are included in other expenses in our consolidated statement of operations.

On July 18, 2003, we sold an aggregate principal amount of $110 million of convertible subordinated notes due August 1, 2023. The notes carry an annual interest rate of 3.75% and, depending on the market price of the notes, could be subject to an upward adjustment commencing August 1, 2008. The notes, which provide for a contingent conversion feature, are convertible into shares of our common stock at an initial conversion price of $40.00 per share if the closing price of the Company’s common stock on The Nasdaq National Market exceeds $48.00 for a specified amount of time and under certain other circumstances. Net proceeds from the sale of these notes were approximately $107.0 million. On July 30, 2003, the initial purchasers of the notes exercised their option to purchase additional notes and purchased an additional $23.0 million of these notes. We used the total net proceeds from the offering of $129.3 million to repay a portion of the debt outstanding under our credit facility.

Net cash used in operating activities increased $16.4 million from $36.7 million to $53.1 million for the first quarter of fiscal 2003 and fiscal 2004, respectively. This net use of cash by operating activities during the period is indicative of the highly seasonal nature of our business, with sales occurring in the first and second quarters of the fiscal year and cash receipts in the second and third quarters. Fiscal 2004’s first quarter use of cash increased primarily due to increased inventories, driven by acquired inventories and an increase in order backlog at the end of the first quarter.

Net cash used in investing activities for the first quarter of fiscal 2004 was $10.1 million as compared with $7.3 million in fiscal 2003’s first quarter. Fiscal 2004 investments include the $9.6 million payment for the acquisition of Select Agendas. Additions to property and equipment decreased $1.7 million from $3.4 million for the three months ended July 27, 2002 to $1.7 million for the three months ended July 26, 2003. Fiscal 2004’s proceeds from the disposal of property and equipment include net proceeds of $1.1 million from the sale of our Lufkin, Texas warehouse.

Net cash provided by financing activities increased $22.7 million from $42.9 million to $65.6 million, primarily consisting of borrowings to fund working capital needs and an acquisition.

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

Forward-Looking Statements

Statements in this Quarterly Report which are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, future acquisitions, capital expenditures and adequacy of capital resources; (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission; and (3) information contained in written material, releases and oral statements issued by, or on behalf of School Specialty including, without limitation, statements with respect to projected revenues, costs, earnings and earnings per share. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues” or similar expressions.

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by or on behalf of us, in this Quarterly Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the factors identified in Exhibit 99.4 to our Form 10-K for the fiscal year ended April 26, 2003.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in quantitative and qualitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended April 26, 2003.

ITEM 4.	Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, each of the Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known in a timely manner as of the end of the period covered by this report. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	Changes in Securities and Use of Proceeds

The following information is furnished as to securities of School Specialty sold during the three months ended July 26, 2003 and prior to the filing of this document that were not registered under the Securities Act.

On July 18, 2003, we sold to Citigroup and Banc of America Securities LLC an aggregate principal amount of $110,000,000 of Convertible Subordinated Notes due August 1, 2023 in accordance with Rule 144A under the Securities Act of 1933, as amended. The notes carry an annual interest rate of 3.75% and, depending on the market price of the notes, could be subject to an upward adjustment commencing August 1, 2008. The notes, which provide for a contingent conversion feature, are convertible into shares of our common stock at an initial conversion price of $40.00 per share if the closing price of the Company’s common stock on The Nasdaq National Market exceeds $48.00 for a specified amount of time and under certain other circumstances. On July 30, 2003, the initial purchasers identified above exercised their option to purchase an additional $23,000,000 aggregate principal amount of the notes. We paid the initial purchasers a 2.75% fee for underwriting commissions and used the total net proceeds from the offering of the $129,342,500 to repay a portion of the debt outstanding under our credit facility.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

See the Exhibit Index, which is incorporated herein by reference.

(b)	Reports on Form 8-K.

The Company filed or furnished five reports on Form 8-K during the quarter covered by this report as follows:

(1)	Form 8-K dated May 2, 2003, filed on May 5, 2003, under items 5 and 7. The Company reported that it had signed a credit agreement with its lending banks.

(2)	Form 8-K dated June 3, 2003, furnished on June 3, 2003, under Items 7 and 9. The Company issued a press release announcing its 2003 fourth quarter financial results.

(3)	Form 8-K dated July 14, 2003, filed on July 14, 2003, under Items 5 and 7. The Company issued a press release regarding its proposed offering of convertible subordinated notes.

(4)	Form 8-K dated July 14, 2003, filed on July 15, 2003, under Items 5 and 7. The Company issued a press release announcing the pricing of its convertible subordinated notes.

(5)	Form 8-K dated July 18, 2003, filed on July 18, 2003 under Item 5. The Company issued a press release announcing the closing of the sale of its convertible subordinated notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC. (Registrant)

09/08/03	/s/ DAVID J. VANDER ZANDEN
Date	David J. Vander Zanden President and Chief Executive Officer (Principal Executive Officer)

09/08/03	/s/ MARY M. KABACINSKI
Date	Mary M. Kabacinski Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Amendment No. 1 to Amended and Restated Credit Agreement dated as of July 11, 2003

4.2	Registration Rights Agreement dated as of July 18, 2003 between the Company and Citigroup Global Markets Inc.

4.3	Indenture dated as of July 18, 2003 between the Company and BNY Midwest Trust Company as Trustee

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002