Form 10-Q
period 2003-10-25
SCHOOL SPECIALTY INC
filed 2003-12-08
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 25, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 000-24385

SCHOOL SPECIALTY, INC.

(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-0971239
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 5, 2003
Common Stock, $0.001 par value	18,858,024

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 25, 2003

		Page Number
PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at October 25, 2003, April 26, 2003 and October 26, 2002	1

	Condensed Consolidated Statements of Operations for the Three Months Ended October 25, 2003 and October 26, 2002 and for the Six Months Ended October 25, 2003 and October 26, 2002	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 25, 2003 and October 26, 2002	3

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	17

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	18

-Index-

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	October 25, 2003	April 26, 2003	October 26, 2002
ASSETS
Current assets:
Cash and cash equivalents	$16,699	$2,389	$7,837
Accounts receivable, less allowance for doubtful accounts of $3,184, $3,796 and $3,353, respectively	153,829	48,533	152,647
Inventories	80,282	109,419	74,641
Deferred catalog costs	8,435	17,445	9,588
Prepaid expenses and other current assets	12,530	8,891	9,939
Assets held for sale	—	1,100	1,775
Deferred taxes	4,324	4,324	7,341

Total current assets	276,099	192,101	263,768
Property and equipment, net	60,638	63,969	64,424
Goodwill	440,728	430,672	422,538
Intangible assets, net	44,659	43,640	41,162
Other	9,064	5,953	6,789

Total assets	$831,188	$736,335	$798,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities – long-term debt	$557	$512	$157,391
Accounts payable	50,915	57,355	50,922
Accrued compensation	15,578	15,117	19,734
Deferred revenue	3,361	6,735	3,740
Accrued income taxes	23,637	139	23,843
Accrued restructuring	290	457	674
Other accrued liabilities	17,013	13,177	19,934

Total current liabilities	111,351	93,492	276,238
Long-term debt	299,912	292,844	167,500
Deferred taxes	28,546	28,546	23,139

Total liabilities	439,809	414,882	466,877
Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized and 18,849,524, 18,435,066 and 18,419,836 shares issued and outstanding, respectively	19	18	18
Capital paid-in excess of par value	224,633	215,992	215,745
Accumulated other comprehensive income	7,410	3,149	351
Retained earnings	159,317	102,294	115,690

Total shareholders’ equity	391,379	321,453	331,804

Total liabilities and shareholders’ equity	$831,188	$736,335	$798,681

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Revenues	$335,066	$317,399	$639,496	$615,426
Cost of revenues	199,201	187,490	375,702	361,026

Gross profit	135,865	129,909	263,794	254,400
Selling, general and administrative expenses	81,867	76,202	160,738	155,755

Operating income	53,998	53,707	103,056	98,645

Other (income) expense:
Interest expense	4,803	4,740	9,014	9,248
Interest income	(4)	(16)	(36)	(17)
Other	252	560	672	1,032

Income before provision for income taxes	48,947	48,423	93,406	88,382
Provision for income taxes	19,066	19,393	36,383	35,396

Net income	$29,881	$29,030	$57,023	$52,986

Weighted average shares outstanding:
Basic	18,796	18,283	18,703	18,220
Diluted	24,021	23,437	23,885	23,437

Net income per share:
Basic	$1.59	$1.59	$3.05	$2.91
Diluted	$1.31	$1.30	$2.51	$2.38

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended
	October 25, 2003	October 26, 2002
Cash flows from operating activities:
Net income	$57,023	$52,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,903	7,667
Amortization of debt fees and other	1,401	1,124
Restructuring related payments	(167)	(189)
(Gain) loss on disposal or impairment of property and equipment	(4)	949
Net borrowings under accounts receivable securitization facility	4,000	—
Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	(108,525)	(105,647)
Inventories	31,165	36,499
Prepaid expenses and other current assets	5,066	9,387
Accounts payable	(8,093)	(3,234)
Accrued liabilities	24,921	20,026

Net cash provided by operating activities	15,690	19,568

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(9,558)	(46,259)
Additions to property and equipment	(3,081)	(5,200)
Proceeds from disposal of property and equipment	1,123	107

Net cash used in investing activities	(11,516)	(51,352)

Cash flows from financing activities:
Proceeds from bank borrowings	259,400	167,400
Repayment of debt and capital leases	(385,348)	(140,005)
Proceeds from convertible debt offering	133,000	—
Payment of debt fees and other	(3,979)	(115)
Proceeds from exercise of stock options	7,063	6,218

Net cash provided by financing activities	10,136	33,498

Net increase in cash and cash equivalents	14,310	1,714
Cash and cash equivalents, beginning of period	2,389	6,123

Cash and cash equivalents, end of period	$16,699	$7,837

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

The Company entered into certain business combinations in the six months ended October 25, 2003 and October 26, 2002, which were paid for using cash. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

	For the Six Months Ended
	October 25, 2003	October 26, 2002
Accounts receivable	$250	$12,679
Inventories	1,935	13,037
Deferred catalog costs	—	2,348
Prepaid expenses and other current assets	200	186
Property and equipment	344	1,026
Goodwill and intangible assets	8,960	38,201
Short-term debt	(52)	(1,111)
Accounts payable	(1,566)	(7,066)
Accrued liabilities	(513)	(6,725)
Long-term debt	—	(10,334)

Net assets acquired	$9,558	$42,241

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENT

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments that are within its scope to be classified as a liability (or asset in some circumstances), which previously were classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s financial statements.

NOTE 3—SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity during the six months ended October 25, 2003, were as follows:

Shareholders’ equity balance at April 26, 2003	$321,453
Net income	57,023
Issuance of common stock in conjunction with stock option exercises	7,063
Tax benefit on stock option exercises	1,579
Foreign currency translation adjustment	4,261

Shareholders’ equity balance at October 25, 2003	$391,379

Comprehensive income for the periods presented in the consolidated statements of operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Net income	$29,881	$29,030	$57,023	$52,986
Foreign currency translation adjustment	3,055	30	4,261	(44)

Total comprehensive income	$32,936	$29,060	$61,284	$52,942

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 4—EARNINGS PER SHARE AND EMPLOYEE STOCK PLANS

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Share (Denominator)	Per Share Amount
Three months ended October 25, 2003:
Basic EPS	$29,881	18,796	$1.59

Effect of dilutive stock options	—	595
Effect of convertible debt	1,474	4,630

Diluted EPS	$31,355	24,021	$1.31

Three months ended October 26, 2002:
Basic EPS	$29,030	18,283	$1.59

Effect of dilutive stock options	—	524
Effect of convertible debt	1,447	4,630

Diluted EPS	$30,477	23,437	$1.30

Six months ended October 25, 2003:
Basic EPS	$57,023	18,703	$3.05

Effect of dilutive stock options	—	552
Effect of convertible debt	2,948	4,630

Diluted EPS	$59,971	23,885	$2.51

Six months ended October 26, 2002:
Basic EPS	$52,986	18,220	$2.91

Effect of dilutive stock options	—	587
Effect of convertible debt	2,899	4,630

Diluted EPS	$55,885	23,437	$2.38

The Company had additional stock options outstanding during the periods presented of 53 and 232 for the three months ended October 25, 2003 and October 26, 2002, respectively, and 353 and 215 for the six months ended October 25, 2003 and October 26, 2002, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive. The effect of convertible debt on the Company’s diluted EPS relates to the Company’s fiscal 2002 sale of 6% convertible subordinated notes due in full on August 1, 2008.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Net income, as reported	$29,881	$29,030	$57,023	$52,986
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(639)	(651)	(1,314)	(1,246)

Pro forma net income	$29,242	$28,379	$55,709	$51,740

Earnings Per Share:
As reported:
Basic	$1.59	$1.59	$3.05	$2.91
Diluted	$1.31	$1.30	$2.51	$2.38

Pro forma:
Basic	$1.56	$1.55	$2.98	$2.84
Diluted	$1.28	$1.27	$2.46	$2.33

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Expected life of option	7 years	7 years	7 years	7 years
Risk free interest rate	4.04%	3.93%	2.99%	4.10%
Expected volatility of stock	52.30%	55.47%	52.77%	55.48%

The weighted-average fair value of options granted was $15.72 and $13.96 during the three months ended October 25, 2003 and October 26, 2002, respectively, and was $15.53 and $14.59 during the six months ended October 25, 2003 and October 26, 2002, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, excluding goodwill:

October 25, 2003	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$27,302	$(3,143)	$24,159
Non-compete agreements	6,391	(1,752)	4,639
Order backlog and other	2,042	(1,003)	1,039

Total amortizable intangible assets	35,735	(5,898)	29,837
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$50,557	$(5,898)	$44,659

April 26, 2003	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$25,550	$(1,951)	$23,599
Non-compete agreements	5,916	(1,408)	4,508
Order backlog and other	759	(238)	521

Total amortizable intangible assets	32,225	(3,597)	28,628
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,312	—	2,312

Total non-amortizable intangible assets	15,012	—	15,012

Total intangible assets	$47,237	$(3,597)	$43,640

October 26, 2002	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$23,245	$(1,129)	$22,116
Non-compete agreements	5,594	(1,114)	4,480
Order backlog and other	2,166	(677)	1,489

Total amortizable intangible assets	31,005	(2,920)	28,085
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Trademark	377	—	377

Total non-amortizable intangible assets	13,077	—	13,077

Total intangible assets	$44,082	$(2,920)	$41,162

Intangible amortization expense included in selling, general and administrative expenses for the three months ended October 25, 2003 and October 26, 2002 was $1,149 and $934, respectively, and $2,065 and $1,640 for the six months ended October 25, 2003 and October 26, 2002, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Estimated intangible amortization expense for the remainder of fiscal 2004 and each of the five succeeding fiscal years is as follows:

2004 (six months remaining)	$1,394
2005	2,698
2006	2,649
2007	2,546
2008	2,530
2009	2,455

The following information presents changes to goodwill during the period beginning October 27, 2002 through October 25, 2003:

Segment	Balance at October 26, 2002	Acquired	Adjustments	Balance at April 26, 2003	Acquired	Adjustments	Balance at October 25, 2003
Traditional	$163,429	$1,417	$(14)	$164,832	$—	$311	$165,143
Specialty	259,109	4,265	2,466	265,840	5,466	4,279	275,585

Total	$422,538	$5,682	$2,452	$430,672	$5,466	$4,590	$440,728

The adjustments within the Traditional segment for the period April 27, 2003 to October 25, 2003 primarily represent the final allocation of purchase price associated with the fiscal 2003 acquisition of the remaining wholesale operations of J.L. Hammett. The adjustments during fiscal 2003 and fiscal 2004 in the Specialty segment primarily represent foreign currency translation.

NOTE 6—BUSINESS COMBINATION

On May 30, 2003, the Company acquired the stock of Select Agendas, a Canadian-based company, for an aggregate purchase price, net of cash acquired, of $9,558. The purchase price is subject to an earn-out provision and is subject to change. This transaction was funded in cash through borrowings under the Company’s credit facility. The business operates from Montreal, Quebec and primarily markets student agenda products to customers in the United States and Canada. The acquisition is expected to create synergies with our existing agenda business. The preliminary purchase price allocation, which is subject to change, resulted in goodwill of $5,466 and intangible assets of $3,494, consisting primarily of order backlog and customer relationships. The results of this acquisition and the related goodwill have been included in the Specialty segment results since the date of acquisition.

Pro forma results of operations of the Company for the three and six months ended October 25, 2003 and October 26, 2002 have not been reported for the acquisitions made in fiscal 2003 and fiscal 2004 because the acquisitions were not significant.

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

The following table presents segment information:

	Three Months Ended		Six Months Ended
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Revenues:
Traditional	$179,129	$174,498	$338,066	$336,705
Specialty	155,937	142,901	301,430	278,721

Total	$335,066	$317,399	$639,496	$615,426

Operating income and income before taxes:
Traditional	$24,815	$25,145	$45,478	$44,673
Specialty	34,294	32,930	68,057	64,309

Total	59,109	58,075	113,535	108,982
Corporate expenses	5,111	4,368	10,479	10,337

Operating income	53,998	53,707	103,056	98,645
Interest expense and other	5,051	5,284	9,650	10,263

Income before taxes	$48,947	$48,423	$93,406	$88,382

Identifiable assets (at quarter end):
Traditional			$238,695	$235,198
Specialty			387,952	367,369

Total			626,647	602,567
Corporate assets			204,541	196,114

Total			$831,188	$798,681

Depreciation and intangible asset amortization:
Traditional	$838	$999	$1,749	$1,990
Specialty	2,478	2,020	4,639	3,697

Total	3,316	3,019	6,388	5,687
Corporate	1,252	1,021	2,515	1,980

Total	$4,568	$4,040	$8,903	$7,667

Expenditures for property and equipment:
Traditional	$205	$311	$346	$610
Specialty	490	626	1,062	1,786

Total	695	937	1,408	2,396
Corporate	727	839	1,673	2,804

Total	$1,422	$1,776	$3,081	$5,200

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

Selected information related to the restructuring reserve follows:

	Facility Closure and Consolidation	Severance and Terminations	Other Costs	Total
Balance at April 29, 2000	$17	$40	$8	$65
Additions	2,391	1,544	565	4,500
Utilizations	(714)	(784)	(554)	(2,052)

Balance at April 28, 2001	1,694	800	19	2,513
Utilizations	(991)	(640)	(19)	(1,650)

Balance at April 27, 2002	703	160	—	863
Utilizations	(279)	(127)	—	(406)

Balance at April 26, 2003	424	33	—	457
Utilizations	(134)	(33)	—	(167)

Balance at October 25, 2003	$290	$—	$—	$290

NOTE 9—CONVERTIBLE DEBT

On July 18, 2003, the Company sold an aggregate principal amount of $110,000 of convertible subordinated notes due August 1, 2023. The notes carry an annual interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company will make additional payments of interest commencing August 1, 2008. The notes, which provide for a contingent conversion feature, are convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share if the closing price of the Company’s common stock on The Nasdaq National Market exceeds $48.00 for a specified amount of time and under certain other circumstances. Net proceeds from the sale of these notes were $106,975. On July 30, 2003, the initial purchasers of the notes exercised their option to purchase additional notes and purchased an additional $23,000 of these notes. The Company used the total net proceeds from the offering of $129,343 to repay a portion of the debt outstanding under the Company’s credit facility. The convertible subordinated notes have no current impact on the Company’s diluted earnings per share calculations because conditions under which the notes may be converted have not been satisfied.

ITEM	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Results of Operations

The following table sets forth various items as a percentage of revenues on a historical basis.

	Three Months Ended		Six Months Ended
	October 25, 2003	October 26, 2002	October 25, 2003	October 26, 2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.5	59.1	58.7	58.7

Gross profit	40.5	40.9	41.3	41.3
Selling, general and administrative expenses	24.4	24.0	25.2	25.3

Operating income	16.1	16.9	16.1	16.0
Interest expense, net	1.4	1.5	1.4	1.5
Other	0.1	0.2	0.1	0.1

Income before provision for income taxes	14.6	15.2	14.6	14.4
Provision for income taxes	5.7	6.1	5.7	5.8

Net income	8.9%	9.1%	8.9%	8.6%

Three Months Ended October 25, 2003 Compared to Three Months Ended October 26, 2002

Revenues

Revenues increased 5.6% from $317.4 million to $335.1 million. The growth in revenues was primarily attributable to organic growth in the Specialty segment and revenues from acquired businesses. Traditional segment revenues increased 2.7% from $174.5 million to $179.1 million. The growth in Traditional segment revenues was primarily the result of a shift in orders shipping in the second quarter as opposed to the first quarter of fiscal 2004, driven primarily by first quarter capacity constraints and customer timing of order placement. Specialty segment revenues increased 9.1% from $142.9 million to $155.9 million, driven by a combination of organic growth, acquired revenues and first quarter shipping capacity.

Gross Profit

Gross profit increased 4.6% from $129.9 million for the three months ended October 26, 2002 to $135.9 million for the three months ended October 25, 2003. The increase in gross profit was due to an increase in revenues, partially offset by a reduction in gross margin from 40.9% to 40.5%. The decrease in gross margin was driven by a competitive pricing environment, partially offset by an increase in product mix to higher gross margin proprietary products. Traditional segment gross profit increased $0.5 million from $58.4 million to $58.9 million. The increase in Traditional segment gross profit was primarily due to increased revenues, partially offset by a reduction in gross margin from 33.5% to 32.9%, driven by the current competitive pricing environment, particularly in the bid and furniture portions of the business. Specialty segment gross profit increased $5.4 million or 7.6% from $71.5 million to $76.9 million. The increase in Specialty segment gross profit was primarily due to an increase in revenues, partially offset by a decline in gross margin from 50.0% to 49.3%. The decrease in Specialty gross margin was influenced by a competitive pricing environment and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include selling expenses, operations expenses, which includes customer service, warehouse and warehouse shipment transportation costs, catalog costs, general administrative overhead, and depreciation and intangible asset amortization expense.

SG&A increased from $76.2 million or 24.0% of revenues for the three months ended October 26, 2002, to $81.9 million or 24.4% of revenues for the three months ended October 25, 2003. The increase in SG&A as a percent of revenues was primarily due to higher transportation and warehouse costs, primarily driven by the need to assign shipments to out of area distribution centers, resulting in increased transportation costs, and heavier shipments in September, which resulted in increased labor costs for outside agency temporary labor as opposed to less expensive seasonal workforce. The increase in SG&A as a percent of revenues was also driven by higher marketing costs associated with new initiatives. Traditional segment SG&A increased $0.8 million from $33.3 million or 19.1% of revenues to $34.1 million or 19.0% of revenues. Traditional segment SG&A as a percent of revenues decreased primarily due to reduced commissions, driven by reduced gross margins in the Traditional segment, partially offset by an increase in transportation and warehouse expenses. Specialty segment SG&A increased $4.1 million from $38.6 million or 27.0% of revenues to $42.7 million or 27.4% of revenues. The increase in Specialty segment SG&A was primarily due to an increase in revenues, higher transportation and warehouse costs and higher marketing costs associated with new initiatives.

Interest Expense

Net interest expense increased $0.1 million from $4.7 million or 1.5% of revenues to $4.8 million or 1.4% of revenues. The increase in interest expense was due to an increase in our effective borrowing rate, partially offset by a decrease in debt outstanding.

Other Expense

Other expense, which consists of the discount and loss on the accounts receivable securitization, was $0.3 million in fiscal 2004’s second quarter, compared to $0.6 million in fiscal 2003’s second quarter. The decrease in the discount and loss was primarily due to a decrease in average accounts receivable securitized from $98.4 million in fiscal 2003’s second quarter to $89.6 million during fiscal 2004’s second quarter and a decrease in discount rates.

Provision for Income Taxes

Provision for income taxes for the three months ended October 25, 2003 decreased $0.3 million from the three months ended October 26, 2002. The decrease was due to a reduction in the effective income tax rate from 40.0% to 39.0%, partially offset by higher pre-tax income. The reduction in the effective income tax rate was primarily due to lower effective state income tax rates, resulting from effective state tax planning. The higher effective tax rate of 39.0%, compared to the federal statutory rate of 35%, was primarily due to state income taxes.

Six Months Ended October 25, 2003 Compared to the Six Months Ended October 26, 2002

Revenues

Revenues increased $24.1 million or 3.9% from $615.4 million to $639.5 million. The increase in revenues was primarily due to acquisitions and growth in existing Specialty segment businesses. Traditional segment revenues increased 0.4% or $1.4 million from $336.7 million to $338.1 million. The increase in Traditional segment revenues was due to acquired businesses, partially offset by a decline in existing businesses, driven by a weakened economic environment, which has placed pressure on some state and local budgets which are the primary funding sources for our customers. Specialty segment revenues increased $22.7 million or 8.1% from $278.7 million to $301.4 million, driven by acquisitions and organic growth in existing businesses.

Gross Profit

Gross profit increased 3.7% from $254.4 million to $263.8 million. The increase in gross profit was due to an increase in revenues. Traditional segment gross profit decreased $3.0 million from $114.7 million to $111.7 million. The decrease in Traditional segment gross profit was primarily due to a reduction in gross margin from 34.1% to 33.0%, driven by the current competitive pricing environment, particularly in the bid and furniture portions of the Traditional business. Specialty segment gross profit increased $12.4 million or 8.9% from $139.7 million to $152.1 million. The increase in Specialty segment gross profit was primarily due to an increase in revenues and an increase in gross margin from 50.1% to 50.5%, driven primarily by the impact of higher margin proprietary products from acquired businesses.

SG&A

SG&A increased $4.9 million from $155.8 million to $160.7 million. As a percent of revenues, SG&A decreased 10 basis points from 25.3% to 25.2%. The reduction in SG&A as a percent of revenues primarily resulted from successful off-season integration efforts, a reduction in selling expenses, primarily driven by reduced commissions in the Traditional segment, resulting from reduced gross margins, partially offset by increased marketing expenses associated with new initiatives, acquired operations and increased warehouse and shipping costs related to late season shipments. Traditional segment SG&A decreased $3.8 million from $70.0 million to $66.2 million. The decrease was primarily driven by reduced selling expenses, partially offset by an asset impairment charge recorded in fiscal 2003’s first quarter associated with the closing of the Lufkin, Texas warehouse. Specialty segment SG&A increased $8.7 million from $75.4 million or 27.0% of revenues to $84.1 million or 27.9% of revenues. The increase in SG&A was primarily due to an increase in revenues and costs from acquired operations and the increase in SG&A as a percent of revenues was primarily due to higher marketing costs associated with new initiatives and increased warehouse and shipping costs, partially offset by reduced selling and administrative expenses.

Interest Expense

Net interest expense decreased $0.2 million from $9.2 million or 1.5% of revenues to $9.0 million or 1.4% of revenues. The decrease in interest expense was due to a decrease in our effective borrowing rate, partially offset by an increase in average debt outstanding.

Other Expense

Other expense, primarily representing the discount and loss on securitized accounts receivable, was $0.7 million for the six months ended October 25, 2003, compared to $1.0 million for the six months ended October 26, 2002. The decrease in the discount and loss was primarily due to a reduction in discount rates.

Provision for Income Taxes

Provision for income taxes increased $1.0 million, due to higher pre-tax income, partially offset by a reduction in the effective income tax rate from 40.0% to 39.0%. The reduction in the effective income tax rate was primarily due to lower effective state income tax rates, resulting from effective state tax planning. The higher effective tax rate of 39.0%, compared to the federal statutory rate of 35%, was primarily due to state income taxes.

Liquidity and Capital Resources

At October 25, 2003, we had working capital of $164.7 million. Our capitalization at October 25, 2003 was $691.9 million and consisted of debt of $300.5 million and shareholders’ equity of $391.4 million.

On April 11, 2003 we amended and extended our revolving credit facility with Bank of America, N.A., acting as agent. The new credit agreement matures on April 11, 2006 and provides for $250 million of availability. At October 25, 2003, no amounts were outstanding under the credit facility. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants.

We currently have a $100 million accounts receivable securitization facility which expires in November 2004 (facility was amended during November 2003 to extend expiration to November 2004) and may be extended further with the financial institution’s consent. At October 25, 2003, $50 million was advanced under the receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $0.7 million for the six months ended October 25, 2003 and are included in other expenses in our consolidated statement of operations.

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

Net cash provided by operating activities for the first six months of fiscal 2004 was $15.7 million as compared with $19.6 million for the first six months of fiscal 2003. The decrease in cash provided by operating activities is primarily due to an increase in the use of working capital from $43.0 million for the first six months of fiscal 2003 to $55.5 million for the first six months of fiscal 2004, driven primarily by an increase in revenues. This use of working capital during the period is indicative of the highly seasonal nature of our business, with the majority of sales occurring in the first and second quarters of the fiscal year and cash receipts in the second and third quarters. An increase in net income and $4.0 million net borrowings under our accounts receivable securitization facility partially offset the decrease in cash provided by operating activities as a result of the increase in the use of working capital.

Net cash used in investing activities for the first six months of fiscal 2004 was $11.5 million as compared with $51.4 million for the first six months of fiscal 2003. Fiscal 2004 includes $9.6 million for the acquisition of Select Agendas, compared to $46.3 million of cash paid in acquisitions in fiscal 2003. Additions to property and equipment decreased $2.1 million from $5.2 million for the six months ended October 26, 2002 to $3.1 million for the six months ended October 25, 2003, reflecting increased spending in fiscal 2003 toward a new enterprise system. Fiscal 2004’s proceeds from the disposal of property and equipment include net proceeds of $1.1 million from the sale of our Lufkin, Texas warehouse.

Net cash provided by financing activities decreased $23.4 million from $33.5 million to $10.1 million as the result of lower net borrowings on our credit facility in fiscal 2004 as compared to fiscal 2003. Fiscal 2004 includes net proceeds of $129.3 million from our convertible debt offering.

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

Forward-Looking Statements

Statements in this report which are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, future acquisitions, capital expenditures and adequacy of capital resources; (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission; and (3) information contained in written material, releases and oral statements issued by, or on behalf of School Specialty including, without limitation, statements with respect to projected revenues, costs, earnings and earnings per share. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues” or similar expressions.

All forward-looking statements included in this report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by or on behalf of us, in this report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to the factors identified in Exhibit 99.4 to our Form 10-K for the fiscal year ended April 26, 2003.

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

PART II - OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

(c)	The following information is furnished as to securities of School Specialty sold during the six months ended October 25, 2003 and prior to the filing of this document that were not registered under the Securities Act.

On July 18, 2003, we sold to Citigroup and Banc of America Securities LLC an aggregate principal amount of $110,000,000 of Convertible Subordinated Notes due August 1, 2023 in accordance with Rule 144A under the Securities Act of 1933, as amended. The notes carry an annual interest rate of 3.75% and, depending on the market price of the notes, could be subject to an upward adjustment commencing August 1, 2008. The notes, which provide for a contingent conversion feature, are convertible into shares of our common stock at an initial conversion price of $40.00 per share if the closing price of the Company’s common stock on The Nasdaq National Market exceeds $48.00 for a specified amount of time and under certain other circumstances. On July 30, 2003, the initial purchasers identified above exercised their option to purchase an additional $23,000,000 aggregate principal amount of the notes. We paid the initial purchasers a 2.75% fee for underwriting commissions and used the total net proceeds from the offering of $129,342,500 to repay a portion of the debt outstanding under our credit facility.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	On August 26, 2003, we held our Annual Meeting of Shareholders.

(b)	Not applicable.

(c)	The Annual Meeting of Shareholders was held to:

(1)	Elect two directors to serve until the 2006 Annual Meeting of Shareholders as Class II directors;

(2)	Ratify the appointment of Deloitte & Touche LLP as School Specialty’s independent auditors for fiscal 2004.

The results of these proposals, which were voted upon at the Annual Meeting, are as follows:

(1)	Election of Class II Directors

		For	Withheld
(1)	David J. Vander Zanden	15,263,462	2,758,685
(2)	Rochelle Lamm	17,289,106	733,041

(2)	Ratification of Independent Auditors

	For	Against	Abstain
Deloitte & Touche LLP	17,055,531	959,583	7,033

(d)	Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

See the Exhibit Index, which is incorporated herein by reference.

(b)	The Company furnished one report on Form 8-K during the quarter covered by this report as follows:

(1)	Form 8-K dated August 12, 2003, furnished on August 12, 2003 under Items 7 and 12. The Company issued a press release announcing its fiscal 2004 first quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

12/8/2003 Date	/s/ David J. Vander Zanden David J. Vander Zanden
President and Chief Executive Officer
(Principal Executive Officer)

12/8/2003 Date	/s/ Mary M. Kabacinski Mary M. Kabacinski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 7 to the Receivables Purchase Agreement dated November 17, 2003

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002