Form 10-Q
period 2004-01-24
SCHOOL SPECIALTY INC
filed 2004-03-09
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 24, 2004.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2004
Common Stock, $0.001 par value	18,998,487

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 24, 2004

-Index-

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	January 24, 2004	April 26, 2003	January 25, 2003
ASSETS
Current assets:
Cash and cash equivalents	$44,246	$2,389	$5,411
Accounts receivable, less allowance for doubtful accounts of $2,706, $3,796 and $3,263, respectively	52,044	48,533	56,593
Inventories	86,377	109,419	82,809
Deferred catalog costs	13,385	17,445	16,213
Prepaid expenses and other current assets	18,711	8,891	15,066
Assets held for sale	—	1,100	1,350
Deferred taxes	4,594	4,324	6,905

Total current assets	219,357	192,101	184,347
Property and equipment, net	59,418	63,969	63,909
Goodwill	457,037	430,672	423,185
Intangible assets, net	51,308	43,640	42,320
Other	8,622	5,953	5,303

Total assets	$795,742	$736,335	$719,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities – long-term debt	$557	$512	$116,016
Accounts payable	35,064	57,355	39,232
Accrued compensation	9,937	15,117	12,607
Deferred revenue	4,179	6,735	4,087
Accrued income taxes	13,135	139	14,030
Accrued restructuring	242	457	589
Other accrued liabilities	19,089	13,177	17,288

Total current liabilities	82,203	93,492	203,849
Long-term debt	299,821	292,844	167,315
Deferred taxes	28,952	28,546	23,621

Total liabilities	410,976	414,882	394,785
Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized and 18,974,484, 18,435,066 and 18,425,566 shares issued and outstanding, respectively	19	18	18
Capital paid-in excess of par value	227,811	215,992	215,821
Accumulated other comprehensive income	7,725	3,149	1,291
Retained earnings	149,211	102,294	107,149

Total shareholders’ equity	384,766	321,453	324,279

Total liabilities and shareholders’ equity	$795,742	$736,335	$719,064

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Revenues	$106,609	$110,554	$746,105	$725,980
Cost of revenues	64,305	67,839	440,007	428,865

Gross profit	42,304	42,715	306,098	297,115
Selling, general and administrative expenses	54,105	52,232	214,843	207,987

Operating income (loss)	(11,801)	(9,517)	91,255	89,128

Other (income) expense:
Interest expense	4,611	4,206	13,625	13,454
Interest income	(10)	(21)	(46)	(38)
Other	284	545	956	1,577

Income (loss) before provision for (benefit from) income taxes	(16,686)	(14,247)	76,720	74,135
Provision for (benefit from) income taxes	(6,580)	(5,706)	29,803	29,690

Net income (loss)	$(10,106)	$(8,541)	$46,917	$44,445

Weighted average shares outstanding:
Basic	18,894	18,424	18,767	18,288
Diluted	18,894	18,424	23,999	23,417

Net income (loss) per share:
Basic	$(0.53)	$(0.46)	$2.50	$2.43
Diluted	$(0.53)	$(0.46)	$2.14	$2.08

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended
	January 24, 2004	January 25, 2003
Cash flows from operating activities:
Net income	$46,917	$44,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,932	11,430
Amortization of debt fees and other	2,071	1,886
Restructuring related payments	(215)	(274)
(Gain) loss on disposal or impairment of property and equipment	(13)	936
Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	(873)	(9,692)
Inventories	28,001	28,179
Prepaid expenses and other current assets	(6,099)	(1,698)
Accounts payable	(25,269)	(14,958)
Accrued liabilities	11,601	1,633

Net cash provided by operating activities	69,053	61,887

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(36,112)	(47,432)
Additions to property and equipment	(4,897)	(7,809)
Proceeds from disposal of property and equipment	1,132	638

Net cash used in investing activities	(39,877)	(54,603)

Cash flows from financing activities:
Proceeds from bank borrowings	260,700	197,100
Repayment of debt and capital leases	(386,779)	(211,264)
Proceeds from convertible debt offering	133,000	—
Payment of debt fees and other	(4,044)	(115)
Proceeds from exercise of stock options	9,804	6,283

Net cash provided by (used in) financing activities	12,681	(7,996)

Net increase (decrease) in cash and cash equivalents	41,857	(712)
Cash and cash equivalents, beginning of period	2,389	6,123

Cash and cash equivalents, end of period	$44,246	$5,411

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

The Company entered into certain business combinations in the nine months ended January 24, 2004, and January 25, 2003, which were paid for using cash. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

	For the Nine Months Ended
	January 24, 2004	January 25, 2003
Accounts receivable	$1,861	$12,581
Inventories	5,025	12,880
Deferred catalog costs	—	2,325
Prepaid expenses and other assets	347	152
Property and equipment	654	1,026
Goodwill	21,558	30,797
Intangible assets	10,829	9,142
Short-term debt	(102)	(1,115)
Accounts payable	(2,889)	(7,098)
Accrued liabilities	(1,135)	(6,122)
Deferred taxes	(136)	(919)
Long-term debt	—	(10,334)

Net assets acquired	$36,012	$43,315

Fiscal 2004 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes a purchase price adjustment of $100. Fiscal 2003 cash paid in acquisitions, net of cash acquired, includes the payment of $4,012 for the fiscal 2002 note payable to selling shareholders related to the acquisition of Premier Agendas and other purchase price adjustments of $105.

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at April 26, 2003, has been derived from the Company’s audited financial statements for the fiscal year ended April 26, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 26, 2003.

NOTE 2—SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity during the nine months ended January 24, 2004, were as follows:

Shareholders’ equity balance at April 26, 2003	$321,453
Net income	46,917
Issuance of common stock in conjunction with stock option exercises	9,804
Tax benefit on stock option exercises	2,016
Foreign currency translation adjustment	4,576

Shareholders’ equity balance at January 24, 2004	$384,766

Comprehensive income (loss) for the periods presented in the condensed consolidated statements of operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Net income (loss)	$(10,106)	$(8,541)	$46,917	$44,445
Foreign currency translation adjustment	315	940	4,576	896

Total comprehensive income (loss)	$(9,791)	$(7,601)	$51,493	$45,341

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 3—EARNINGS PER SHARE AND EMPLOYEE STOCK PLANS

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Loss) (Numerator)	Share (Denominator)	Per Share Amount
Three months ended January 24, 2004:
Basic and Diluted EPS	$(10,106)	18,894	$(0.53)

Three months ended January 25, 2003:
Basic and Diluted EPS	$(8,541)	18,424	$(0.46)

Nine months ended January 24, 2004:
Basic EPS	$46,917	18,767	$2.50

Effect of dilutive stock options	—	602
Effect of convertible debt	4,421	4,630

Diluted EPS	$51,338	23,999	$2.14

Nine months ended January 25, 2003:
Basic EPS	$44,445	18,288	$2.43

Effect of dilutive stock options	—	499
Effect of convertible debt	4,346	4,630

Diluted EPS	$48,791	23,417	$2.08

The Company had additional stock options outstanding during the nine months ended January 24, 2004 and January 25, 2003, of 53 and 396, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive. The effect of convertible debt on the Company’s diluted EPS relates to the Company’s fiscal 2002 sale of 6% convertible subordinated notes due in full on August 1, 2008.

Employee Stock Plans

The Company has two stock-based employee compensation plans. The Company accounts for these plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, because the exercise price of the options is equal to the market price on the date of grant, no compensation expense has been recognized for the options granted to employees and directors. Had compensation expense related to the Company’s stock option grants to employees and directors been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been impacted as indicated in the following table:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Net income (loss), as reported	$(10,106)	$(8,541)	$46,917	$44,445
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(647)	(708)	(1,961)	(1,956)

Pro forma net income (loss)	$(10,753)	$(9,249)	$44,956	$42,489

Earnings Per Share:
As reported:
Basic	$(0.53)	$(0.46)	$2.50	$2.43
Diluted	$(0.53)	$(0.46)	$2.14	$2.08

Pro forma:
Basic	$(0.57)	$(0.50)	$2.40	$2.32
Diluted	$(0.57)	$(0.50)	$2.06	$2.00

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Expected life of option	7 years	7 years	7 years	7 years
Risk free interest rate	3.62%	3.59%	3.18%	3.88%
Expected volatility of stock	50.10%	54.59%	52.23%	55.09%

The weighted-average fair value of options granted was $18.58 and $13.92 during the three months ended January 24, 2004 and January 25, 2003, respectively, and was $16.45 and $14.30 during the nine months ended January 24, 2004 and January 25, 2003, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

January 24, 2004	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$33,392	$(3,594)	$29,798
Non-compete agreements	6,306	(1,862)	4,444
Order backlog and other	2,522	(278)	2,244

Total amortizable intangible assets	42,220	(5,734)	36,486
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$57,042	$(5,734)	$51,308

April 26, 2003	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$25,550	$(1,951)	$23,599
Non-compete agreements	5,916	(1,408)	4,508
Order backlog and other	759	(238)	521

Total amortizable intangible assets	32,225	(3,597)	28,628
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,312	—	2,312

Total non-amortizable intangible assets	15,012	—	15,012

Total intangible assets	$47,237	$(3,597)	$43,640

January 25, 2003	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$24,075	$(1,533)	$22,542
Non-compete agreements	5,809	(1,261)	4,548
Order backlog and other	1,309	(776)	533

Total amortizable intangible assets	31,193	(3,570)	27,623
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	1,997	—	1,997

Total non-amortizable intangible assets	14,697	—	14,697

Total intangible assets	$45,890	$(3,570)	$42,320

Intangible amortization expense included in selling, general and administrative expenses for three months ended January 24, 2004 and January 25, 2003 was $677 and $650, respectively, and $2,742 and $2,290 for the nine months ended January 24, 2004 and January 25, 2003, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Estimated intangible amortization expense for the remainder of fiscal 2004 and each of the five succeeding fiscal years is as follows:

2004 (three months remaining)	$835
2005	3,184
2006	3,135
2007	3,032
2008	3,016
2009	2,942

The following information presents changes to goodwill during the period beginning January 26, 2003 through January 24, 2004:

Segment	Balance at January 25, 2003	Acquired	Adjustments	Balance at April 26, 2003	Acquired	Adjustments	Balance at January 24, 2004
Traditional	$163,542	$1,304	$(14)	$164,832	$—	$311	$165,143
Specialty	259,643	4,449	1,748	265,840	21,558	4,496	291,894

Total	$423,185	$5,753	$1,734	$430,672	$21,558	$4,807	$457,037

The adjustments within the Traditional segment for the period April 27, 2003 to January 24, 2004 primarily represent the final allocation of purchase price associated with the fiscal 2003 acquisition of the remaining wholesale operations of J.L. Hammett. The adjustments within the Specialty segment for the period January 26, 2003 to April 26, 2003 and for the period April 27, 2003 to January 24, 2004 primarily represent foreign currency translation of $1,748 and $3,979, respectively. The remaining adjustments within the Specialty segment for the period April 27, 2003 to January 24, 2004 primarily represent the final allocation of purchase price associated with the fiscal 2003 acquisition of ABC School Supply.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 5—BUSINESS COMBINATIONS

On January 16, 2004, the Company acquired the stock of Califone International, Inc. for an aggregate purchase price, net of cash acquired, of $26,454. This transaction was funded in cash through borrowings under the Company’s credit facility. The business operates from Chatsworth, California and is the leading developer of quality sound presentation systems including state of the art multimedia, audio-visual and presentation equipment for schools and industry. The preliminary purchase price allocation, which is subject to change, resulted in goodwill of $16,092 and intangible assets of $7,335. The Company has engaged a third-party to perform a valuation of the intangible assets, which was preliminary as of the balance sheet date and is expected to be finalized during fiscal 2004’s fourth quarter. The results of this acquisition have been included in the Specialty segment since the date of acquisition.

On May 30, 2003, the Company acquired the stock of Select Agendas, a Canadian-based company, for an initial aggregate purchase price, net of cash acquired, of $9,558. The purchase price is subject to an earn-out provision and is subject to change. This transaction was funded in cash through borrowings under the Company’s credit facility. The business operates from Montreal, Quebec and primarily markets student agenda products to customers in the United States and Canada. The acquisition is expected to create synergies with our existing agenda business. The preliminary purchase price allocation, which is subject to change, resulted in goodwill of $5,466 and intangible assets of $3,494, consisting primarily of order backlog and customer relationships. The results of this acquisition have been included in the Specialty segment results since the date of acquisition. Subsequent to January 24, 2004, the Company paid $6,590 of additional purchase price to the selling shareholders related to the earn-out provision and the Company anticipates that additional purchase price is likely to be paid as the earn-out provision is finalized in fiscal 2005.

Pro forma results of operations of the Company for the three and nine months ended January 24, 2004 and January 25, 2003 have not been reported for the acquisitions made in fiscal 2003 and fiscal 2004 because the acquisitions were not significant.

NOTE 6—SEGMENT INFORMATION

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

The following table presents segment information:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Revenues:
Traditional	$55,618	$60,402	$393,684	$397,107
Specialty	50,991	50,152	352,421	328,873

Total	$106,609	$110,554	$746,105	$725,980

Operating income (loss) and income (loss) before taxes:
Traditional	$(41)	$664	$45,437	$45,337
Specialty	(6,732)	(5,677)	61,325	58,632

Total	(6,773)	(5,013)	106,762	103,969
Corporate expenses	5,028	4,504	15,507	14,841

Operating income (loss)	(11,801)	(9,517)	91,255	89,128
Interest expense and other	4,885	4,730	14,535	14,993

Income (loss) before taxes	$(16,686)	$(14,247)	$76,720	$74,135

Depreciation and intangible asset amortization:
Traditional	$750	$950	$2,499	$2,940
Specialty	2,056	1,794	6,695	5,491

Total	2,806	2,744	9,194	8,431
Corporate	1,223	1,019	3,738	2,999

Total	$4,029	$3,763	$12,932	$11,430

Expenditures for property and equipment:
Traditional	$174	$166	$520	$776
Specialty	610	931	1,672	2,717

Total	784	1,097	2,192	3,493
Corporate	1,032	1,512	2,705	4,316

Total	$1,816	$2,609	$4,897	$7,809

	As of January 24, 2004	As of January 25, 2003
Identifiable assets:
Traditional	$243,467	$241,643
Specialty	424,107	382,911

Total	667,574	624,554
Corporate assets	128,168	94,510

Total	$795,742	$719,064

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7— RESTRUCTURING COSTS

During fiscal 2001, the Company recorded a restructuring charge of $4,500 to close redundant facilities and for related severance costs. The Company terminated 76 employees under this plan during fiscal 2001. Remaining payments relate to commitments on a leased facility which expires in April 2005.

Selected information related to the restructuring reserve follows:

	Facility Closure and Consolidation	Severance and Terminations	Other Costs	Total
Balance at April 29, 2000	$17	$40	$8	$65
Additions	2,391	1,544	565	4,500
Utilizations	(714)	(784)	(554)	(2,052)

Balance at April 28, 2001	1,694	800	19	2,513
Utilizations	(991)	(640)	(19)	(1,650)

Balance at April 27, 2002	703	160	—	863
Utilizations	(279)	(127)	—	(406)

Balance at April 26, 2003	424	33	—	457
Utilizations	(182)	(33)	—	(215)

Balance at January 24, 2004	$242	$—	$—	$242

NOTE 8 – CONVERTIBLE DEBT

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

NOTE 9 – SUBSEQUENT EVENT

On January 30, 2004, the Company acquired select assets of the Children’s Publishing business of McGraw-Hill Education, a division of The McGraw-Hill Companies, for an aggregate preliminary purchase price of $45,684. This transaction was funded with cash on hand and from borrowings under the Company’s credit facility. Subsequently, the Company entered into a definitive agreement to sell the stock of a division of the acquired business that was based in the United Kingdom. This transaction closed during the fourth quarter of fiscal 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Results of Operations

The following table sets forth various items as a percentage of revenues on a historical basis.

	Three Months Ended		Nine Months Ended
	January 24, 2004	January 25, 2003	January 24, 2004	January 25, 2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.3	61.4	59.0	59.1

Gross profit	39.7	38.6	41.0	40.9
Selling, general and administrative expenses	50.8	47.2	28.8	28.6

Operating income (loss)	(11.1)	(8.6)	12.2	12.3
Interest expense, net	4.3	3.8	1.8	1.9
Other	0.3	0.5	0.1	0.2

Income (loss) before provision for (benefit from) income taxes	(15.7)	(12.9)	10.3	10.2
Provision for (benefit from) income taxes	(6.2)	(5.2)	4.0	4.1

Net income (loss)	(9.5)%	(7.7)%	6.3%	6.1%

Three Months Ended January 24, 2004 Compared to Three Months Ended January 25, 2003

Revenues

Revenues decreased 3.6% from $110.6 million for the three months ended January 25, 2003, to $106.6 million for the three months ended January 24, 2004. The third quarter of our fiscal year is a seasonally light shipping quarter. The decrease in revenues was concentrated in the Traditional segment. Specialty segment revenues increased 1.7% from $50.2 million to $51.0 million, primarily driven by growth in existing businesses and revenues from acquired businesses. Traditional segment revenues decreased 7.9% from $60.4 million to $55.6 million, driven by a weakened economic environment, which has placed pressure on some state and local budgets, which are the primary funding sources for most our customers. The furniture and non-proprietary product lines continue to experience the most pressure.

Gross Profit

Gross profit decreased $0.4 million from $42.7 million for the three months ended January 25, 2003, to $42.3 million for the three months ended January 24, 2004 driven by a decrease in revenues and partially offset by an increase in gross margin. Gross margin expanded by 110 basis points from 38.6% to 39.7%. The increase in gross margin was primarily due to an increase in overall product mix to higher margin proprietary products. Specialty segment gross profit increased $1.2 million from $23.3 million to $24.5 million and gross margin expanded by 150 basis points from 46.5% to 48.0%. Specialty segment gross margin improvement was driven primarily by product mix and contributions from acquired businesses. Traditional segment gross profit decreased $1.6 million from $19.4 million to $17.8 million, driven by a decline in revenues, while gross margin was flat at 32.1%.

Selling, General & Administrative

Selling, general and administrative expenses (“SG&A”) include selling expenses, operations expenses, which includes customer service, warehouse and warehouse shipment transportation costs, catalog costs, general administrative overhead, and depreciation and intangible asset amortization expense.

SG&A increased $1.9 million from $52.2 million for the three months ended January 25, 2003, to $54.1 million for the three months ended January 24, 2004. As a percent of revenues, SG&A increased 360 basis points from 47.2% to 50.8%. The increase in SG&A was primarily due to incremental costs incurred related to supply chain optimization projects, increased transportation costs associated with an increase in warehouse shipments, an increase in marketing costs to support new initiatives and carrying costs associated with acquired businesses.

Specialty segment SG&A increased 7.6% from $29.0 million or 57.8% of revenues to $31.2 million, or 61.2% of revenues. The increase in Specialty SG&A was driven primarily by an increase in variable costs associated with an increase in revenues, increase in transportation expense driven by an increase in warehouse shipments and increased marketing expense to support new intiatives. Traditional segment SG&A decreased $0.8 million from $18.7 million or 31.0% of revenues to $17.9 million or 32.1% of revenues, primarily driven by a reduction in variable expenses driven by a reduction in revenues.

Interest Expense

Net interest expense increased $0.4 million from $4.2 million for the three months ended January 25, 2003 to $4.6 million for the three months ended January 24, 2004. The increase in net interest expense was due to an increase in average debt outstanding, partially offset by a modest reduction in effective interest rates.

Other Expense

Other expense, which consists of the discount and loss on the accounts receivable securitization, was $0.3 million in fiscal 2004’s third quarter, compared to $0.5 million in fiscal 2003’s third quarter. The decrease in the discount and loss was primarily due to a decrease in average accounts receivable securitized from $84.1 million in fiscal 2003’s third quarter to $10.3 million during fiscal 2004’s third quarter and a decrease in discount rates.

Benefit from Income Taxes

Benefit from income taxes was $6.6 million for the three months ended January 24, 2004, compared to $5.7 million for the three months ended January 25, 2003, representing effective tax rates of 39.4% and 40.0%, respectively. The reduction in the effective income tax rate was primarily due to lower effective state income tax rates. The higher effective tax rates of 39.4% and 40.0%, compared to the federal statutory rate of 35%, were primarily due to state income taxes.

Nine Months Ended January 24, 2004 Compared to the Nine Months Ended January 25, 2003

Revenues

Revenues increased $20.1 million or 2.8% from $726.0 million to $746.1 million. The increase in revenues was primarily due to revenues from acquired businesses and modest growth from existing specialty businesses, partially offset by a decline in Traditional segment revenues. Specialty segment revenues increased $23.5 million or 7.2% from $328.9 million to $352.4 million, driven primarily by revenues from acquired businesses and modest growth from existing businesses. Traditional segment revenues declined 0.9% or $3.4 million from $397.1 million to $393.7 million. The decline in Traditional segment revenues was in the furniture lines (which tend to be more of a discretionary purchase than a consumable purchase which is generally needed and consumed in the education process) and was primarily driven by a weakened economic environment, which placed pressure on some state and local budgets, which are the primary funding sources for most of our customers.

Gross Profit

Gross profit increased $9.0 million or 3.0% from $297.1 million to $306.1 million. The increase was due to an increase in revenues and modest gross margin expansion of 10 basis points from 40.9% to 41.0%. Specialty segment gross margin grew 50 basis points from 49.6% to 50.1%, driven by an increase in sales of proprietary products from acquired businesses. Traditional segment gross margin decreased by 90 basis points from 33.8% to 32.9%, driven primarily by a weakened economic environment which resulted in a more competitive pricing environment, particularly in the bid and furniture portions of the business.

Selling, General & Administrative

SG&A increased $6.9 million or 3.3% from $208.0 million or 28.6% of revenues to $214.8 million or 28.8% of revenues. The increase in SG&A was primarily due to an increase in variable costs associated with an increase in revenues, increased warehouse and transportation costs associated with late season orders and shipments and increased marketing costs to support new initiatives.

Specialty segment SG&A increased $10.9 million, or 10.4% from $104.4 million, or 31.7% of revenues to $115.3 million or 32.7% of revenues. The increase in Specialty segment SG&A was primarily driven by variable costs associated with $23.5 million in incremental revenues. The increase in Specialty segment SG&A as a percent of revenues was primarily driven by incremental marketing expenses to support new initiatives and increased warehouse and transportation costs. Traditional segment SG&A decreased $4.7 million from $88.8 million, or 22.4% of revenues, to $84.1 million or 21.4% of revenues. The decrease in SG&A and SG&A as a percent of revenues was primarily due to reduced commissions, driven by reduced revenues and gross margins in the Traditional segment.

Interest Expense

Net interest expense increased $0.1 million from $13.4 million to $13.5 million. The increase in net interest expense was due to an increase in average debt outstanding, partially offset by a modest reduction in effective interest rates.

Other Expense

Other expense, which consists of the discount and loss on the accounts receivable securitization, was $1.0 million for the nine months ended January 24, 2004, compared to $1.6 million for the nine months ended January 25, 2003. The decrease in the discount and loss was primarily due to a decrease in average accounts receivable securitized from $81.1 million in fiscal 2003 to $54.0 million during fiscal 2004 and a decrease in discount rates.

Provision for Income Taxes

Provision for income taxes was $29.8 million for the nine months ended January 24, 2004 compared to $29.7 million for the nine months ended January 25, 2003, representing effective income tax rates of 38.8% and 40.0%, respectively, due to higher pre-tax income, partially offset by a reduction in the effective tax rate. The reduction in the effective income tax rate was primarily due to lower effective state income tax rates. The higher effective tax rates of 38.8% and 40.0%, compared to the federal statutory rate of 35%, were primarily due to state income taxes.

Liquidity and Capital Resources

At January 24, 2004, we had working capital of $137.2 million. Our capitalization at January 24, 2004 was $685.1 million and consisted of debt of $300.4 million and shareholders’ equity of $384.8 million.

On April 11, 2003 we amended and extended our revolving credit facility with Bank of America, N.A., acting as agent. The new credit agreement matures on April 11, 2006 and provides for $250 million of availability. At January 24, 2004, no amounts were outstanding under the credit facility. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants.

We currently have a $100 million accounts receivable securitization facility that expires in November 2004 and may be extended further with the financial institution’s consent. At January 24, 2004, $46.0 million was advanced under the receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $1.0 million for the nine months ended January 24, 2004 and are included in other expenses in our consolidated statement of operations.

On July 18, 2003, we sold an aggregate principal amount of $110 million of convertible subordinated notes due August 1, 2023. The notes carry an annual interest rate of 3.75% which, depending on the market price of the notes, could be subject to an upward adjustment commencing August 1, 2008. The notes, which provide for a contingent conversion feature, are convertible into shares of our common stock at an initial conversion price of $40.00 per share if the closing price of the Company’s common stock on The Nasdaq National Market exceeds $48.00 for a specified amount of time and under certain other circumstances. Net proceeds from the sale of these notes were approximately $107.0 million. On July 30, 2003, the initial purchasers of the notes exercised their option to purchase additional notes and purchased an additional $23.0 million of these notes. We used the total net proceeds from the offering of $129.3 million to repay a portion of the debt outstanding under our credit facility.

Net cash provided by operating activities for the first nine months of fiscal 2004 was $69.1 million as compared with $61.9 million for the first nine months of fiscal 2003. The increase in cash provided by operating activities is primarily due to effective efforts to actively manage working capital assets, primarily receivables and inventory, to support growth in the business without an incremental investment in working capital.

Net cash used in investing activities for the first nine months of fiscal 2004 was $39.9 million as compared with $54.6 million for the first nine months of fiscal 2003. Fiscal 2004 includes payments of $9.6 million as partial consideration for the acquisition of Select Agendas and $26.5 million for the acquisition of Califone International. Additions to property and equipment decreased $2.9 million from $7.8 million for the nine months ended January 25, 2003 to $4.9 million for the nine months ended January 24, 2004, reflecting increased spending in fiscal 2003 related to the development of a new enterprise system. Fiscal 2004’s proceeds from the disposal of property and equipment include net proceeds of $1.1 million from the sale of our Lufkin, Texas warehouse.

Net cash provided by financing activities for the nine months ended January 24, 2004 was $12.7 million as compared to a use of cash from financing activities of $8.0 million for the nine months ended January 25, 2003. Fiscal 2004 includes net proceeds of $129.3 million from our convertible debt offering and also includes proceeds from the exercise of stock options of $9.8 million as compared to $6.3 million in fiscal 2003.

We closed our quarter with $44.2 million in cash and cash equivalents (an increase of $38.8 million over the prior year), which was used on January 30, 2004 to fund the acquisition of select assets of the Children’s Publishing business from McGraw-Hill, which had a preliminary initial purchase price of $45.7 million. We anticipate that our cash flow from operations, borrowings available from our existing bank credit facility, advances available from the accounts receivable securitization and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations.

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

Forward-Looking Statements

Statements in this report that are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, future acquisitions, capital expenditures and adequacy of capital resources; (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission; and (3) information contained in written material, releases and oral statements issued by, or on behalf of School Specialty including, without limitation, statements with respect to projected revenues, costs, earnings and earnings per share. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues” or similar expressions.

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

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

See the Exhibit Index which is incorporated herein by reference.

(b)	The Company furnished one report on Form 8-K and filed one report on Form 8-K during the quarter covered by this report as follows:

(1)	Form 8-K furnished on November 12, 2003 under items 7 and 12 relating to the Company’s fiscal 2004 second quarter financial results.

(2)	Form 8-K filed on January 16, 2004 under items 5 and 7 relating to the Company’s announcement of the signing of definitive acquisition agreements to acquire select assets of the Children’s Publishing business of McGraw-Hill Education and the stock of Califone International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC. (Registrant)

3/8/2004	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
President and Chief Executive Officer
(Principal Executive Officer)

3/8/2004	/s/ Mary M. Kabacinski
Date	Mary M. Kabacinski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002