Form 10-K
period 2004-04-24
SCHOOL SPECIALTY INC
filed 2004-07-08
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended April 24, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of October 25, 2003, was approximately $515,325,834. As of June 1, 2004, there were 19,069,987 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on August 24, 2004 are incorporated by reference into Part III.

PART I

Item 1. Business

Unless the context requires otherwise, all references to “School Specialty,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. Our fiscal year ends on the last Saturday in April of each year. In this Annual Report on Form 10-K (“Annual Report”), we refer to fiscal years by reference to the calendar year in which they end (e.g., the fiscal year ended April 24, 2004 is referred to as “fiscal 2004”). Note that all fiscal years reported and referenced represent 52 weeks, with the exception of fiscal 2000, which had 53 weeks.

Company Overview

School Specialty is a leading education company that provides products, services and ideas that enhance student achievement and development. We primarily serve the pre-kindergarten through twelfth grade (“preK-12”) education market in the United States and Canada. We hold approximately a 14 percent market share of the $7.2 billion other instructional materials market. We offer more than 85,000 items, many of which are proprietary, mail over 40 million catalogs annually, operate a national distribution network and have developed e-commerce websites. Our broad product range enables us to provide customers with one source for their supplemental educational product needs. Our leading market position has been achieved by emphasizing high-quality products and services, superior order fulfillment and exceptional customer service. As a result, we have been able to establish relationships with virtually all of the preK-12 schools and reach nearly all of the teachers in the United States.

We recognize that supplemental educational product procurement decisions are made at the district and school levels by administrators as well as at the classroom level by teachers and curriculum specialists. As a result, we have created an innovative multi-channel sales and marketing strategy enabling us to market our products and services to the various levels of buyers within the education market. The “traditional” or “top down” approach targets school districts and school administrators through our traditional sales force of over 350 professionals, the School Specialty Educator’s Marketplace catalog and JuneBox.com, which is a B2B (business to business) e-commerce solution that allows custom catalogs and pricing, a business system interface and a B2T (business to teacher) option. The “specialty” or “bottom up” approach targets the classroom level decision-makers through our specialty sales force of over 200 professionals, through our catalogs featuring our specialty brands as well as the ClassroomDirect catalog and B2T websites. Our other specialty offerings include Premier Agendas, Childcraft, abc, Sax Arts & Crafts, Children’s Publishing and Sportime. The specialty businesses offer more specialized products for individual disciplines. Many of these products are proprietary to our specialty brands.

We believe most of our brands hold the leading market position in their respective categories. We have also solidified this leading market position by acquiring companies that have expanded our geographic presence and product offering. The critical mass we have achieved allows us to benefit from increased buying power while leveraging our national distribution network and sales force to operate more efficiently.

We have grown significantly in recent years through acquisitions and internal growth. From fiscal 2000 through fiscal 2004, our revenues increased from $639.3 million to $907.5 million, a compound annual growth rate, or CAGR, of 9.2 percent. In fiscal 2004, revenues increased by 4.3 percent over the previous fiscal year. We remain focused on growth opportunities, including increasing our penetration rate and expanding in attractive regions, which would allow us to enhance our position as the number one marketer of supplemental educational materials in the United States.

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

Industry Overview

The school supply market consists of the sale of supplemental educational products, consumable materials, furniture and equipment to school districts, individual schools, teachers and curriculum specialists who purchase products for school and classroom use. National School Supply and Equipment Association (“NSSEA”) estimates that 2003 public school expenditures in the United States of other instructional materials were approximately $7.2 billion sold primarily through institutional channels supplemented by retail channels, such as teacher stores.

According to the U.S. Department of Education, there are approximately 16,000 school districts, 118,500 elementary and secondary schools and 3.6 million teachers in the United States. Administrators for both school districts and individual schools usually make the decision to purchase the general consumable products and furniture needed to operate the school. Teachers and curriculum specialists generally decide on curriculum-specific products for use in their classrooms and individual disciplines. According to the NSSEA teachers in the United States spent approximately $1.9 billion of their own money in 2002 on supplies to supplement classroom materials.

The industry has highly predictable and generally favorable trends. According to the U.S. Department of Education, education expenditures exceeded $400 billion in 2002 and are expected to continue to rise. The most common measure of education spending is current expenditures per student. According to the National Education Association, current expenditures per student in constant dollars have increased from $6,696 in 1989 to an estimated $7,340 in 2003 and are expected to increase further to $8,875 in 2010, a 21 percent increase over 2003 expenditures. Incremental spending will thus exceed enrollment growth, which according to the U.S. Department of Education is projected to grow by 17 percent from 1989 to 2011 to a record level of 53 million students. The industry is affected by prevailing political and social trends. The attitude of the government towards education determines, to some extent, total expenditures on education. The attitude toward education is generally favorable; however, the industry has been recently affected by the generally weakened economic environment, which has placed pressure on some state and local budgets, the primary sources of school funding.

In January 2002 President Bush signed into law the No Child Left Behind Act of 2001 designed to improve student achievement in classrooms across the country. The fiscal 2002 federal budget provided for $4.6 billion in federal education funding, an 11 percent increase over the prior year.

The industry is highly fragmented with NSSEA estimating approximately 3,300 education companies providing supplemental education products, many of which are family- or employee-owned businesses that operate in a single geographic region. We believe the increasing demand for single-source suppliers, prompt order fulfillment and competitive pricing, along with the related need for suppliers to invest in automated inventory and electronic ordering systems, is fostering consolidation within the industry. The industry has been trending toward decentralized, or site-based purchasing, which increases individual school’s and teacher’s roles in educational products procurement decisions. We believe these changes are driving a shift in growth to the higher margin specialty businesses, which offer more focused products for different educational disciplines.

Recent Acquisitions

Children’s Publishing. In January 2004 we acquired select assets of the Children’s Publishing business of McGraw-Hill Education, a division of The McGraw-Hill Companies, for approximately $46 million. The Children’s Publishing business develops, produces, markets and distributes supplemental education materials (including literature, workbooks and manipulatives), to education companies, retailers and consumers. This business is reported as part of our Specialty segment. The acquisition of Children’s Publishing included an operation based in the United Kingdom (“U.K.”). On February 29, 2004, we sold the stock of the U.K. based business to Findel Education Ltd. for approximately $4 million.

Califone. In January 2004 we acquired Califone International, Inc. (“Califone”) for an aggregate purchase price, net of cash acquired, of approximately $26 million. Califone is the leading developer of quality sound presentation systems including state of the art multimedia, audio-visual and presentation equipment for schools and industry. Califone markets primarily to education companies. This business is reported as a part of our Specialty segment.

Select Agendas. In May 2003 we acquired Select Agendas, a Canadian-based company that produces and markets student agendas, for an aggregate purchase price of approximately $17 million. The business was integrated with Premier Agendas and is reported as part of our Specialty segment.

Sunburst Visual Media. In February 2003 we acquired the visual media division of Sunburst Technology Corporation for approximately $8 million. Sunburst is a leading developer and marketer of proprietary videos, DVDs and related curriculum materials covering the character education, health and guidance curriculums in K-12 schools. Sunburst has been integrated with Teacher’s Video as a separate brand offering and is reported in our Specialty segment.

J.L. Hammett. In August 2002 we acquired the remaining wholesale operations of J.L. Hammett (“Hammett”) for approximately $14 million. The Hammett business acquired primarily marketed preK-12 educational products to charter schools and national early learning childhood centers. The business has been integrated into our key accounts group within the Traditional segment.

ABC School Supply. In August 2002 we acquired ABC School Supply and related affiliates (“ABC”). ABC, a producer and marketer of pre-K through eighth grade educational products, has been integrated into our Childcraft division and key accounts group. We paid approximately $30 million for ABC and also assumed approximately $11 million of debt.

Competitive Strengths

We attribute our strong competitive position to the following key factors:

Number One Market Share. We have the highest revenues of any education company providing supplemental learning products. We have developed this leading market position by emphasizing high-quality products, superior order fulfillment and exceptional customer service. We believe that our large size and brand recognition have resulted in significant buying power, economies of scale and customer loyalty. In addition, our recent acquisitions have allowed us to increase our market presence and provide access to markets we have not historically approached.

Leading Established Brands. We have the most established and recognized brands in the industry. We believe that a majority of our brands have a leading market position in their respective categories, based on revenues. With a historical track record of over 100 years for some brands, the Company’s brands represent a significant competitive advantage.

Broad Product Lines. Our strategy is to provide a full range of high-quality supplemental learning products to meet the complete needs of schools for preK-12. With over 85,000 items ranging from classroom essentials, manipulatives and furniture to playground equipment, we provide customers with one source for their supplemental learning materials and furniture needs. In addition to our traditional School Specialty Educator’s Marketplace brand, our specialty businesses enrich our general product offering and create opportunities to cross merchandise our specialty products to our traditional customers. Specialty businesses include the following brands:

Brand	Products
Premier Agendas	Student agendas
Childcraft and abc	Early childhood
Sax Arts & Crafts	Art supplies
Children’s Publishing	Supplemental educational materials
Frank Schaffer	Supplemental educational materials
ClassroomDirect	General supplies
Sportime	Physical education
Teacher’s Video and Sunburst Visual Media	Educational videos
Califone	Sound presentation systems
Frey Scientific	Science
Brodhead Garrett	Industrial arts

Innovative Full-Service Business Model. We have developed a full-service business model with an integrated, multi-channel marketing approach. As a result, we reach district and school administrative decision makers as well as teachers and curriculum specialists through separate sales forces, catalog mailings and the Internet. We utilize our customer database across our family of catalogs to maximize their effectiveness and increase our marketing reach. Additionally, our e-commerce websites provide a comprehensive presence on the Internet which we believe is a significant competitive advantage for us.

Stable Industry with Favorable Trends and Dynamics. Because the market for supplemental learning products is driven primarily by demographics and government spending, we believe our industry is less exposed to economic cycles than many others. We have established working relationships with many large public education organizations and understand how to do business effectively with these institutions. In addition, approximately 70 percent of our revenues are generated from the sale of consumable products, which are generally used each year in the education process and consequently they typically need to be repurchased annually.

Established Infrastructure and Customer Relationships. We believe our numerous leading brands, national sales force, large and broad product offering, established customer relationships and a national distribution network with multiple sales channels, including e-commerce, give us a significant competitive advantage. The supplemental learning products market is highly seasonal, with a January through July selling season and a June through October shipping season, and our infrastructure and logistical capacities and capabilities permit us to meet the requirements of these peak periods effectively.

Proven Acquisition and Integration Model. We have completed 15 acquisitions since May 1999. We have established a 6 to 12 month target for our integration process in which we form a focused transition team that is assigned the responsibility to sell or discontinue incompatible business units, reduce the number of items in the product offering, eliminate redundant expenses, integrate the acquired entity’s business systems, and exploit buying power. We believe we have proven that we can rapidly improve the operating margins of the businesses we acquire by employing an effective integration process.

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

Growth Strategy

We use the following strategies to grow and enhance our position as the leading marketer of supplemental learning products:

Internal Growth. We plan to continue to increase our revenues by:

•	Taking advantage of market growth resulting from rising expenditures per student, combined with increasing enrollment

•	Developing proprietary products that are curriculum and age specific

•	Increasing penetration in the early childhood learning market

•	Increasing penetration in geographic markets where we are currently underrepresented, including Canada

•	Increasing penetration in large districts by offering our single-source product solution

•	Cross-merchandising specialty products to traditional customers

•	Increasing marketing directed toward teachers

•	Encouraging brand loyalty to the total School Specialty brand offering

•	Adding new products to enhance the breadth of our product offering

•	Pursuing price increases to the extent supported by market conditions

•	Adding sales through various e-commerce solutions including Internet channels

Margin Improvement. As we continue to grow our revenues, we plan to increase margins by selling more specialty products, which typically generate higher gross margins due to the large number of proprietary products in the product mix. In addition, we believe we can further improve operating margins by leveraging the benefits of our recent acquisitions and:

•	Increasing buying power combined with price expansion

•	Reviewing and adjusting the level of customer discounts

•	Taking advantage of the industry’s shift toward site-based (versus centralized) purchasing

•	Increasing our sourcing of product from overseas

•	Improving the efficiency of our supply chain activities

•	Continuing the elimination of redundant expenses of acquired businesses

•	Reducing our overhead costs

Acquisitions. Our selective acquisition strategy and proven integration model have allowed us to solidify our leading position within the industry and establish a strong national marketing and distribution platform. This platform allows us to integrate acquired brands more easily, strengthen our specialty brand portfolio and enter supplemental learning categories in which we do not currently compete, such as music or math. We believe that our size and national presence give us an advantage as a potential acquirer in a consolidating industry.

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

Product Lines

We market two broad categories of supplemental education products: general classroom products and specialty products, including publishing materials, geared towards specific educational disciplines. Our specialty products enrich our general product offering and create opportunities to cross merchandise our specialty products, many of which are proprietary, to our traditional customers. With over 85,000 items ranging from classroom essentials, manipulatives and furniture to playground equipment, we provide customers with one source for their supplemental educational resource needs. Our business is highly seasonal with peak sales levels occurring from June through October.

Our general supplemental educational product lines can be described as follows:

School Specialty. Through the School Specialty Educator’s Marketplace catalog, which is targeted to administrative decision makers, we offer a comprehensive selection of classroom essentials, instructional materials, educational games, art supplies, school forms, educational software, physical education equipment, audio-visual equipment, school furniture and indoor and outdoor equipment. We believe we are the largest school furniture source in the United States. We have been granted exclusive franchises for certain furniture lines in specific territories and we enjoy significant purchasing power in open furniture lines. We enhance our furniture offering with a custom design and contract management service called Projects by Design, which assists in the building or renovation of schools.

Our specialty businesses generally offer supplemental educational products for specific disciplines, as follows:

Premier Agendas. Premier Agendas is the largest provider of academic agendas in the United States and Canada. The agendas include proprietary content to promote student success and are marketed under the brands Premier Agendas, Select Agendas and Time Tracker. Premier is also a leading publisher of school forms, including record books, grade books, teacher planners and other printed forms under the brand name Hammond & Stephens.

Childcraft and abc. We develop early childhood education products and materials under the Childcraft and abc brands. Childcraft and abc also market over 2,000 proprietary or exclusive products manufactured by Childcraft’s Bird-in-Hand Woodworks subsidiary, including wood classroom furniture and equipment such as library shelving, cubbies, easels, desks and play vehicles.

Sax Arts & Crafts. Sax Arts & Crafts is a leading provider of art supplies and art instruction materials, including paints, brushes, paper, ceramics, art metals and glass, leather and wood crafts. Sax Arts & Crafts offers customers a toll free “Art Savvy Hotline” staffed with professional artists to respond to customer questions.

Children’s Publishing. Children’s Publishing develops, produces, markets and distributes supplemental education materials including literature, workbooks and manipulatives and owns copyrights to over 5,000 titles under leading imprints including: Instructional Fair, Frank Schaffer, Judy Instructo, Brighter Child, American Education Publishing and Spectrum. These brands are primarily marketed to education companies and retailers through a distributed sales force.

ClassroomDirect. ClassroomDirect offers general supplemental educational products to teachers and curriculum specialists directly through its mail-order catalogs and fully integrated B2T website.

Sportime. Sportime is a leading developer of physical education, athletic and recreational products. Sportime’s catalog product offering includes products for early childhood through middle school as well as targeted products for physically or learning challenged children under the brands Abilitations and Integrations.

Teacher’s Video and Sunburst Visual Media. Teacher’s Video and Sunburst Visual Media are leading producers and marketers of educational videos and DVDs for educators. Teacher’s Video targets teachers, curriculum coordinators and department heads through 17 different curriculum-oriented catalogs, with a total annual mailing volume in excess of 18 million catalogs. Sunburst Visual Media produces videos, DVDs and related curriculum materials covering character education, health and guidance curriculums to schools.

Califone. Califone is the leading developer of quality sound presentation systems including state of the art multimedia, audio-visual and presentation equipment for schools and industry.

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

Our product development managers apply their extensive education industry experience to design age appropriate and curriculum specific products to enhance the learning experience. New product ideas are reviewed with customer focus groups and advisory panels comprised of educators to ensure new offerings will be well received and fill an educational need.

Our merchandising managers, many of whom were educators, continually review and update the product lines for each business. They determine whether current offerings are attractive to educators and anticipate future demand. The merchandising managers also travel to product fairs and conventions seeking out new product lines. This annual review process results in a constant reshaping and expansion of the educational materials and products we offer.

For further information regarding our Traditional and Specialty segments, see our “Segment Information” in the notes to our consolidated financial statements.

Intellectual Property

We maintain a number of trademarks, trade names and service marks. We believe that many of these marks and trade names have significant value and are materially important to our business. Our trademarks, trade names and service marks include the following: School Specialty Educator’s Marketplace, School Specialty Children’s Publishing, Spectrum, American Education Publishing, Brighter Child, Frank Schaffer, Instructional Fair, Ideal, Judy, abc School Supply, Abilitations, Brodhead Garrett, Califone, Childcraft Education Corp., Classroom Direct, Frey Scientific, Hammond & Stephens, Premier Agendas, Sax Arts & Crafts, Sax Family & Consumer Sciences, Sportime, Sunburst Visual Media, and Teacher’s Video Company. In addition, we maintain other intangible property rights.

Sales and Marketing

We have implemented an innovative multi-channel sales and marketing strategy that employs a traditional sales force of over 350 professionals, a specialty sales force of over 200 professionals, over 40 million catalogs mailed annually, B2T websites and B2B e-commerce solutions. We believe we have developed a substantially different sales and marketing model from that of other supplemental educational resource companies in the United States. Our strategy is to use two separate sales and marketing approaches (“top down” and “bottom up”) to reach all the prospective purchasers in the education system.

Traditional Business. Our “top down” marketing approach targets administrative decision-makers through our traditional sales force, the School Specialty Educator’s Marketplace general merchandise catalog and the JuneBox.com B2B e-commerce solution. This top-down approach accounts for the majority of our traditional business.

Our current primary compensation program for sales representatives includes a base salary plus a bonus based on sales and gross margin achievement.

Schools typically purchase supplemental education products based on established relationships with relatively few vendors. We seek to establish and maintain these critical relationships by assigning accounts within a specific geographic territory to a local area sales representative who is supported by a centrally located customer service team. The customer service representatives frequently call on existing customers to ascertain and fulfill their supplemental educational resource needs. The representatives maintain contact with these customers throughout the order cycle and assist in order processing.

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

Specialty Business. We use the “bottom up” approach to target the classroom level decision-makers through our specialty sales force, catalogs featuring our proprietary products and our specialty brands and B2T websites. These catalogs allow teachers to choose products that are specific to their curriculum and classroom needs and may not have been purchased by school administration.

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

Internet Operations. We believe the Internet is an effective and efficient sales channel for us and for our customers. Our Internet approach comprises both B2T and a B2B portals to meet the specific needs of each group. We have been involved in e-commerce for over seven years and have developed the leading e-commerce solutions in the industry. All of our specialty companies operate complete information and e-commerce websites. We also offer the School Specialty mall containing most brands. Additionally, a set of e-commerce solutions powered by JuneBox is designed to meet specific and unique needs of educational organizations. The latest generation of School Specialty’s e-commerce solution, “Stores” offers a complete on-line catalog for individual teacher purchases as well as a full-featured e-procurement system with workflows and budget management. Other components allow the districts to integrate School Specialty e-commerce systems directly into their business systems, allowing for a more streamlined and accurate procurement process.

Pricing. Pricing for our general and specialty product offerings varies by product and market channel. We generally offer a negotiated discount from catalog prices for products from our School Specialty catalog and respond to quote and bid requests. The pricing structure of proprietary specialty products offered through direct marketing is generally less subject to negotiation.

School Specialty has built a broad customer base where no single customer accounted for more than 2 percent of sales during fiscal 2002, 2003 or 2004. We believe we sell into every school district in the United States and reach nearly all of the country’s teachers.

Procurement

Traditional Business. Product selection is evaluated on an annual basis and we typically negotiate an annual supply contract with each of our vendors. Our supply contracts with our larger vendors usually provide for special pricing and/or extended terms and often include volume based incentive and rebate programs. Since 2000 we have marketed products under the private label of ClassroomSelect and recently introduced School Smart, expanding our product selection and allowing for margin expansion. We have also increased our margins by developing and sourcing product directly, primarily through overseas channels, and through our recent acquisitions of Children’s Publishing and Califone. This allows us to enhance product offerings and also further expand our margins. We have exclusive distribution rights on several furniture and equipment lines.

Specialty Business. Many of our products in the specialty business are proprietary. We either develop the product or it is an exclusive product developed on our behalf. Typically, we outsource the manufacturing of proprietary products. However, our Childcraft division manufactures wood furniture for sale by Childcraft, abc and our other businesses. We also produce our Teacher’s Video proprietary videos at our facility in Tempe, Arizona and our student agendas and school forms are designed and produced at our facilities in Bellingham, Washington; Fremont, Nebraska; Langley, British Columbia; and Lachine, Quebec, as well as through third party printers. We purchase non-proprietary products in the specialty business in a similar manner to that of our traditional business procurement process.

To the extent the traditional and specialty businesses are sourcing product from common vendors, we typically negotiate one contract to take full advantage of our combined buying power. We maintain close and stable relationships with our vendors to facilitate a streamlined procurement process. At the same time, we continually review alternative supply sources in an effort to improve quality, improve customer satisfaction, and reduce product cost. Our transactions with our larger vendors are processed through an electronic procurement process. This electronic process reduces costs and improves accuracy and efficiency in our procurement and fulfillment process.

Logistics

We have built what we believe is the largest and most sophisticated distribution network among our direct marketing competitors, with nine fully-automated and seamlessly-integrated distribution centers that ship directly to the customer. The distribution centers average approximately 200,000 square feet. We also maintain call centers to support customer service and sales. We believe this network represents a significant competitive advantage for us, allowing us to reach any school in a fast and efficient manner. We shipped a majority of stocked inventory via UPS in fiscal 2004 and had a 97 percent on-time delivery rate. The fill-rate of our facilities, defined in terms of lines per order, has generally exceeded 95 percent at the peak of our shipping season. We have the ability to expand the network through additions needed to support sales growth. We are constructing a new leased warehouse and office facility of approximately 400,000 square feet in Mt. Joy, Pennsylvania, which will be completed during fiscal 2005. The facility will replace certain currently leased/existing facilities.

In order to maintain the proprietary nature of some of our specialty products, we operate four manufacturing facilities. The Lancaster, Pennsylvania facility manufactures products primarily for the Childcraft and abc brands, while the Bellingham, Washington; Fremont, Nebraska; Langley, British Columbia; and Lachine, Quebec facilities are used for the production of student agendas and school forms. Our manufactured products account for approximately 7 percent of our revenues.

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

During fiscal 2003, we began the implementation of new business systems utilizing Yantra Corporation’s order management and warehouse management software. Seven distribution centers are automated and businesses shipping from these centers manage orders using Yantra multi-enterprise order management software. This model will be extended to include additional operations and additional processes and functions during fiscal 2005. By utilizing common systems across our businesses, we expect to achieve an improved order process, reduced order cycle time, enhanced integration between businesses and more effective inventory management. We believe technologies of the new systems will readily support continued growth and integration of new businesses.

Competition

We believe competition in the market in which we operate is fragmented with approximately 3,300 regional suppliers to preK-12 schools. These companies are generally smaller in terms of revenues and serve customers in limited geographic regions. We also compete, to a much lesser extent, with alternate channel competitors such as office product contract stationers and office supply superstores. Their primary advantages over us are size, location, greater financial resources and buying power. Their primary disadvantage is that their product mix typically covers less than 20 percent of the school’s needs (measured by volume). We believe we compete favorably with these companies on the basis of service and product offering.

Employees

As of June 1, 2004, we had approximately 2,800 full-time employees. To meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union. We consider our relations with our employees to be very good.

Backlog

We have no material backlog at April 24, 2004. Our customers typically purchase products on an as-needed basis.

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

All forward-looking statements included in this Annual Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by or on behalf of us, in this Annual Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the factors listed in Exhibit 99.2 to our Form 10-K for fiscal 2004.

Item 2. Properties

Our corporate headquarters is located in a leased facility. The lease on this facility expires in April 2021. The facility is located at W6316 Design Drive, Greenville, Wisconsin, a combined office and warehouse facility of approximately 332,000 square feet, which also services both our Traditional and Specialty segments. In addition, we lease or own the following principal facilities as of June 1, 2004:

[Remainder of this page intentionally left blank]

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Agawam, Massachusetts (1)	188,000	Leased	November 30, 2020
Atlanta, Georgia (2)	20,000	Leased	January 31, 2006
Bellingham, Washington (2)	49,000	Leased	March 31, 2011
Bellingham, Washington (2)	61,000	Leased	July 14, 2007
Birmingham, Alabama (2)	25,000	Leased	December 31, 2010
Columbus, Ohio (2)	18,000	Leased	July 31, 2006
Chatsworth, California (2) (4)	20,000	Leased
Duluth, Georgia (3)	238,000	Leased	November 30, 2004
Fremont, Nebraska (2)	95,000	Leased	June 30, 2008
Fresno, California (3)	163,000	Leased	November 1, 2009
Lachine, Quebec (2)	50,000	Leased	May 30, 2006
Lancaster, Pennsylvania (2)	73,000	Leased	December 31, 2007
Lancaster, Pennsylvania (2)	126,000	Leased	October 31, 2005
Lancaster, Pennsylvania (2)	204,000	Leased	October 31, 2005
Langley, British Columbia (2)	9,000	Leased	August 31, 2008
Langley, British Columbia (2)	10,000	Leased	August 31, 2008
Lyons, New York (1)	179,000	Owned	—
Mansfield, Ohio (3)	315,000	Leased	November 30, 2020
Mt. Joy, Pennsylvania (5)	400,000	Leased	January 1, 2025
New Berlin, Wisconsin (2)	16,000	Leased	September 30, 2007
Norcross, Georgia (3)	41,000	Leased	January 1, 2011
Salina, Kansas (1)	123,000	Owned	—
Southaven, Mississippi (3)	200,000	Leased	December 31, 2010
Tempe, Arizona (2)	57,000	Leased	February 28, 2005
Walker, Michigan (2)	100,000	Leased	December 31, 2006
Walker, Michigan (2)	146,000	Leased	December 31, 2006
Walker, Michigan (2)	200,000	Leased	July 31, 2011

(1)	Location primarily services the Traditional segment.
(2)	Location primarily services the Specialty segment.
(3)	Location primarily services both business segments.
(4)	Facility lease at this location is renewed monthly.
(5)	Under construction.

The 73,000 square foot Lancaster, Pennsylvania facility is used for manufacturing and the Fremont, Nebraska; Langley, British Columbia; Lachine, Quebec; and Bellingham, Washington facilities are used for production of agendas and school forms. The other facilities are distribution centers and/or office space. We believe that our properties, as enhanced for our ongoing expansion, are adequate to support our operations for the foreseeable future. We regularly review the utilization and consolidation of our facilities.

Item 3. Legal Proceedings

We are, from time to time, a party to legal proceedings arising in the normal course of business. We believe that none of these legal proceedings will materially or adversely affect our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the quarter ended April 24, 2004 to a vote of our security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 1, 2004, the following persons served as executive officers of School Specialty:

Name and Age of Officer
David J. Vander Zanden Age 49

Mr. Vander Zanden became President and Chief Executive Officer of School Specialty in September 2002, after serving as Interim Chief Executive Officer since March 2002. Mr. Vander Zanden served as President and Chief Operating Officer from March 1998 to March 2002. From 1992 to March 1998, he served as President and Chief Executive Officer of Ariens Company, a manufacturer of outdoor lawn and garden equipment. Mr. Vander Zanden has served as a director of School Specialty since June 1998.

Mary M. Kabacinski Age 55

Ms. Kabacinski, a Certified Public Accountant, has served as Executive Vice President and Chief Financial Officer of School Specialty since August 1999. From 1989 to 1999, she served as Senior Vice President and Chief Financial Officer for Marquette Medical Systems, a manufacturer of medical devices.

A. Brent Pulsipher Age 62

Mr. Pulsipher became Executive Vice President of Corporate Technology in April 2004, after serving as Executive Vice President of Corporate Logistics and Technology of School Specialty since March 2001. From 1998 to 2001, Mr. Pulsipher was Chief Information Officer for Tropical Sportswear International, an apparel producer and brand manager. Mr. Pulsipher held the position of Manager of Consulting Services for Distribution Resources Company, a software developer, from 1988 to 1998.

Stephen R. Christiansen Age 42	Mr. Christiansen joined School Specialty in November 2002 as Executive Vice President, Specialty Companies, following a thirteen-year tenure with Kimberly-Clark Corporation, a world-wide manufacturer of personal care and health care products, where he held progressive marketing and general management positions in the United States and Latin America.

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

Fiscal 2004 quarter ended	High	Low
July 26, 2003	$30.59	$18.08
October 25, 2003	29.83	26.25
January 24, 2004	36.85	27.05
April 24, 2004	37.06	33.32

Fiscal 2003 quarter ended	High	Low
July 27, 2002	$28.84	$21.19
October 26, 2002	26.51	20.58
January 25, 2003	25.80	19.06
April 26, 2003	20.21	17.25

Holders

As of June 1, 2004, there were 2,102 record holders of our common stock.

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

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

(in thousands, except per share data)(1)

	Fiscal Year
	2004	2003	2002	2001	2000
Statement of Operations Data:					(53 weeks	)
Revenues	$907,503	$870,030	$767,387	$692,674	$639,271
Cost of revenues	532,824	512,167	473,407	440,946	406,043

Gross profit	374,679	357,863	293,980	251,728	233,228
Selling, general and administrative expenses	288,560	271,916	236,436	208,153	184,586
Restructuring and strategic restructuring costs	—	—	—	4,500	—

Operating income	86,119	85,947	57,544	39,075	48,642
Interest expense (net)	18,284	18,001	17,279	16,855	13,151
Other expense	1,123	1,909	3,965	1,214	1,856

Income before provision for income taxes	66,712	66,037	36,300	21,006	33,635
Provision for income taxes	25,915	26,447	14,521	9,075	15,120

Net income (2)	$40,797	$39,590	$21,779	$11,931	$18,515

Net income per share:
Basic	$2.17	$2.16	$1.22	$0.68	$1.06
Diluted	$1.94	$1.94	$1.17	$0.67	$1.06
Weighted average shares outstanding:
Basic	18,828	18,324	17,917	17,495	17,429
Diluted	24,125	23,378	18,633	17,782	17,480

Selected Operating Data:
EBITDA (3)	$104,024	$101,468	$68,742	$54,037	$60,481
Free cash flow (3)	$52,391	$55,376	$64,838	$27,449	$13,625

	April 24, 2004	April 26, 2003	April 27, 2002	April 28, 2001	April 29, 2000
Balance Sheet Data:
Working capital	$132,001	$95,946	$77,273	$84,925	$116,857
Total assets	832,607	736,335	673,642	523,359	454,849
Long-term debt	314,104	292,844	285,592	176,183	144,789
Total debt	314,628	293,356	290,063	198,038	162,180
Shareholders’ equity	378,975	321,453	271,170	239,252	224,993

(1)	Our business has grown significantly since 2000 through acquisitions and internal growth. For detailed information on acquisitions during fiscal years 2004, 2003 and 2002, see the “Business Combinations” note in our notes to consolidated financial statements. During fiscal 2001, we made two acquisitions under the purchase method for an aggregate purchase price of approximately $116.6 million, and during fiscal 2000, we made two acquisitions under the purchase method for an aggregate purchase price of approximately $2.5 million.

(2)	At the beginning of fiscal 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which resulted in goodwill no longer being subject to amortization. Goodwill amortization, net of tax, included in net income during fiscal years 2001 and 2000 was $5.0 million and $4.5 million, respectively.

(3)	The following table discloses our EBITDA (earnings before interest and other, taxes, depreciation and amortization) and free cash flow, which are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that certain non-GAAP financial measures, including EBITDA and free cash flow, are helpful when presented in conjunction with the comparable GAAP measures. EBITDA eliminates the effects of interest and other, taxes, depreciation and amortization from period to period, which we believe is useful to management, investors and other interested parties in evaluating our operating performance as these costs are not directly attributable to the underlying performance of the business operations.

Free cash flow is used as a liquidity measure that provides useful information to management, investors and other interested parties about the amount of cash generated by the business after reinvestment of cash from operations in capital expenditures. We use free cash flow as a financial metric to evaluate investing and financing alternatives. Free cash flow is the amount of cash generated from operating activities after the acquisition of property and equipment and investment in development costs, net of proceeds from disposal of property and equipment. Cash flow from operating activities is further adjusted for the activity under our accounts receivable securitization facility, which we consider a financing instrument. In addition, we refer to these financial measures to facilitate comparisons to historical results.

These financial measures should be considered in addition to, and not as a substitute for net income or operating income, cash flows or other measures of financial performance prepared in accordance with GAAP. The non-GAAP measures included below have been reconciled to the most directly comparable GAAP measure, as included in our consolidated financial statements included within Item 8, “Financial Statements and Supplementary Data.” As used herein, “GAAP” refers to accounting principles generally accepted in the United States.

	Fiscal Year
	2004	2003	2002	2001	2000
					(53 weeks)
Earnings before interest and other, taxes, depreciation and amortization (EBITDA):

Net income	$40,797	$39,590	$21,779	$11,931	$18,515
Provision for income taxes	25,915	26,447	14,521	9,075	15,120
Net interest expense and other	19,407	19,910	21,244	18,069	15,007
Depreciation and amortization expense	17,905	15,521	11,198	14,962	11,839

EBITDA	$104,024	$101,468	$68,742	$54,037	$60,481

Free cash flow reconciliation:

Net cash provided by operating activities	$68,956	$62,966	$76,216	$86,017	$30,976
Additions to property and equipment	(8,974)	(11,305)	(12,110)	(15,200)	(17,351)
Investment in development costs	(4,726)	(940)	(603)	—	—
Proceeds from disposal of property and equipment	1,135	655	1,335	6,632	—
Net accounts receivable securitization facility activity	(4,000)	4,000	—	(50,000)	—

Free cash flow	$52,391	$55,376	$64,838	$27,449	$13,625

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes, included elsewhere in this Annual Report.

Overview

We are a leading education company serving the preK-12 education market by providing products, services and ideas that enhance student achievement and development to educators and schools across the United States and Canada. We offer more than 85,000 items through an innovative two-pronged marketing approach that targets both school administrators and individual teachers.

We have grown significantly in recent years through acquisitions and internal growth. For information on our recent acquisitions see the “Business Combinations” note in the notes to our consolidated financial statements. Our revenues for fiscal 2004 were $907.5 million and our operating income was $86.1 million, which represented compound annual revenue growth of 9.2% and compound annual operating income growth of 15.4%, compared to our fiscal 2000 results.

Our gross margin has improved from 36.5% in fiscal 2000 to 41.3% in fiscal 2004. This improvement was due to an increase in our offering of proprietary products and increased buying power. We have acquired many specialty businesses, which tend to have more proprietary products in their offerings and consequently higher gross margins than our traditional businesses. The specialty businesses have also experienced higher revenue growth than the traditional business, resulting in an improved, higher gross margin, product mix. In addition, our acquisitions of both specialty and traditional businesses have increased our purchasing power, resulting in reduced costs of the products we purchase.

Our operating profit and margins have also improved significantly since fiscal 2000. This improvement reflects our acquisitions of specialty businesses, which typically have higher operating margins than our traditional business. In addition, through the integration of acquired businesses, we have been able to further improve our operating profit and margins by eliminating redundant expenses, leveraging overhead costs and improving purchasing power.

As a result of integrating acquired operations, we recorded a restructuring charge in fiscal 2001. The charge was incurred primarily to close existing facilities and to consolidate operations that, when combined with acquired operations, became redundant. To the extent our integrations have resulted in certain exit costs such as the closure of acquired facilities, the costs were accrued in purchase accounting.

Our business and working capital needs are highly seasonal with peak sales levels occurring from June through October. During this period, we receive, ship and bill the majority of our business so that schools and teachers receive their merchandise by the start of each school year. Our inventory levels increase in April through June in anticipation of the peak shipping season. The majority of shipments are made between June and October and the majority of cash receipts are collected from September through December. As a result, we usually earn more than 100% of our annual net income in the first two quarters of our fiscal year and operate at a net loss in our third and fourth fiscal quarters.

Our business is highly seasonal, and the acquisitions of seasonal businesses during the off season has depressed operating margins and income in the year of acquisition, the most dramatic of which were the J.L. Hammett acquisition in fiscal 2001 and Premier Agendas in fiscal 2002.

Results of Operations

The following table sets forth certain information as a percentage of revenues on a historical basis concerning our results of operations for the fiscal years 2004, 2003 and 2002.

	Fiscal Year
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of revenues	58.7	58.9	61.7

Gross profit	41.3	41.1	38.3
Selling, general and administrative expenses	31.8	31.2	30.8

Operating income	9.5	9.9	7.5
Interest expense, net	2.0	2.1	2.3
Other expense	0.1	0.2	0.5

Income before provision for income taxes	7.4	7.6	4.7
Provision for income taxes	2.9	3.0	1.9

Net income	4.5%	4.6%	2.8%

Consolidated Historical Results of Operations

Fiscal 2004 Compared to Fiscal 2003

Overview of Fiscal 2004

Revenues for fiscal 2004 increased 4.3% to $907.5 million as compared to $870.0 million in fiscal 2003. The revenue growth was driven by acquisitions and modest growth in existing specialty businesses. During the fiscal year, we acquired Select Agendas in May and Califone and Children’s Publishing in January. All of these businesses, which are reported as part of our Specialty segment, contributed to our revenue growth, with the revenue growth being partially offset by a decline in Traditional segment revenues of 0.8%. Fiscal 2004 provided a very challenging funding year for most of our customers, as the weakened economic environment placed pressure on most state and local budgets, which are the primary funding sources for most of our customers. We continued to drive our product mix to higher margin proprietary products, with the Specialty segment representing 48.4% of revenues in fiscal 2004 as compared with 45.7% in fiscal 2003. This shift in product mix to higher margin specialty products expanded gross margins to 41.3% from 41.1%. Net income was $40.8 million as compared to $39.6 million in fiscal 2003, primarily reflecting contributions from acquired businesses.

During fiscal 2004 we completed a convertible debt offering, producing net proceeds of $129.0 million, which were used to pay-down our credit facility. Additionally, we sold a portion of the Children’s Publishing business that was based in the United Kingdom in February.

Revenues

The increase in revenues was primarily due to revenues from acquired businesses and modest growth from existing specialty businesses. Revenues increased 4.3% from $870.0 million in fiscal 2003 to $907.5 million in fiscal 2004. Traditional segment revenues decreased 0.8% from $472.5 million in fiscal 2003 to $468.5 million in fiscal 2004. The decrease in Traditional segment revenues was primarily in the furniture lines, which tend to be more of a discretionary purchase than a consumable purchase which is generally needed and consumed in the education process. The weakened economic environment placed pressure on many state and local budgets, which are the primary funding sources for most of our customers. Specialty segment revenues increased 10.4% from $397.6 million in fiscal 2003 to $439.0 million in fiscal 2004. The increase in Specialty segment revenues was primarily due to acquisitions and modest growth in existing businesses.

Gross Profit

Gross profit increased 4.7% from $357.9 million in fiscal 2003 to $374.7 million in fiscal 2004. The increase in gross profit was due to an increase in revenues and improved gross margins, combined with a shift in revenues to the higher gross margin Specialty segment. In fiscal 2004, Specialty segment revenues accounted for 48.4% of total revenues, up from 45.7% in fiscal 2003. Gross margin grew 20 basis points from 41.1% of revenues in fiscal 2003 to 41.3% of revenues in fiscal 2004. The increase in gross margin was primarily due to the shift in revenues to the higher gross margin Specialty segment. The increase in gross margin in the Specialty segment from 49.4% in fiscal 2003 to 49.8% in fiscal 2004 was primarily driven by higher gross margins from acquired businesses. Traditional segment gross margin decreased 90 basis points from 34.2% of revenues in fiscal 2003 to 33.3% of revenues in fiscal 2004, due primarily to the weakened economic environment which resulted in a more competitive pricing environment, particularly in the bid and furniture portions of the business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include selling expenses, the most significant component of which is sales wages and commissions; operations expenses, which includes customer service, warehouse and warehouse shipments transportation costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal, and human resources; and depreciation and intangible asset amortization expense.

SG&A increased 6.1% from $271.9 million or 31.2% of revenues in fiscal 2003 to $288.6 million or 31.8% of revenues in fiscal 2004. The increase in SG&A and SG&A as a percent of revenues was primarily due to acquisitions (carrying of infrastructure and our acquisitions were Specialty businesses, which have a higher SG&A cost structure), an increase in revenues, increased warehouse and transportation costs associated with late season orders and shipments, supply chain optimization projects and increased marketing costs to support new initiatives. These increases were partially offset by efficiencies obtained from integration efforts and successful expense reduction efforts.

Traditional segment SG&A decreased $4.7 million from $113.4 million or 24.0% of Traditional segment revenues in fiscal 2003 to $108.7 million or 23.2% of Traditional segment revenues in fiscal 2004. The decrease in Traditional segment SG&A was primarily due to reduced commissions, driven by reduced revenues and gross margins in the Traditional segment, and fiscal 2003 included $1.2 million of costs to close the Lufkin, Texas warehouse. These reductions in SG&A were partially offset by increased warehouse and transportation expense associated with late season orders and shipments and costs for a supply optimization project. Specialty segment SG&A increased $20.2 million from $138.4 million in fiscal 2003 to $158.6 million in fiscal 2004. The increase in Specialty segment SG&A was primarily due to an increase in revenues and costs related to operating acquired businesses. Specialty segment SG&A as a percent of Specialty segment revenues increased 130 basis points from 34.8% of revenues in fiscal 2003 to 36.1% of revenues in fiscal 2004. The increase in SG&A as a percent of revenues was primarily due to incremental marketing expenses to support new initiatives and increased warehouse and transportation costs associated with late season shipments and orders and costs related to a supply chain optimization project.

Interest Expense

Net interest expense increased 1.6% from $18.0 million in fiscal 2003 to $18.3 million in fiscal 2004. The increase in net interest expense was due to an increase in average debt outstanding, partially offset by a modest reduction in our effective borrowing rate.

Other Expenses

Other expenses, which consist of the discount and loss on the accounts receivable securitization, decreased $0.8 million from $1.9 million in fiscal 2003 to $1.1 million in fiscal 2004. The decrease in the discount and loss was primarily due to a decrease in average accounts receivable securitized and a reduction in the discount rate.

Provision for Income Taxes

The provision for income taxes was $25.9 million in fiscal 2004 as compared to $26.4 million in fiscal 2003, reflecting effective income tax rates of 38.8% and 40.0%, respectively. The reduction in the effective income tax rate was primarily due to lower effective state income tax rates. The higher effective tax rate, compared to the federal statutory rate of 35%, was primarily due to state income taxes.

Fiscal 2003 Compared to Fiscal 2002

Revenues

Revenues increased 13.4% from $767.4 million in fiscal 2002 to $870.0 million in fiscal 2003. Traditional segment revenues decreased 1.8% from $480.9 million in fiscal 2002 to $472.5 million in fiscal 2003. The decrease in Traditional segment revenues was primarily due to a generally weakened economic environment which has placed pressure on some state and local budgets, partially offset by revenues from acquired businesses. Specialty segment revenues increased 38.8% from $286.5 million in fiscal 2002 to $397.6 million in fiscal 2003. The increase in Specialty segment revenues was primarily due to acquisitions and modest growth in existing businesses.

Gross Profit

Gross profit increased 21.7% from $294.0 million in fiscal 2002 to $357.9 million in fiscal 2003. The increase in gross profit was due to an increase in revenues and gross margins, and a shift in revenues to the higher margin Specialty segment. In fiscal 2003, Specialty segment revenues accounted for 45.7% of total revenues, up from 37.3% in fiscal 2002. Gross margin grew 280 basis points from 38.3% of revenues in fiscal 2002 to 41.1% of revenues in fiscal 2003. The increase in gross margin was primarily due to improvement in the Specialty segment gross margin from 45.6% of revenues in fiscal 2002 to 49.4% of revenues in fiscal 2003. The increase in gross margin in the Specialty segment was primarily driven by mix, with higher gross margins from acquired businesses, and successful pricing initiatives in core businesses. Traditional segment gross margin expanded 30 basis points from 33.9% of revenues in fiscal 2002 to 34.2% of revenues in fiscal 2003, driven primarily by improved consumable pricing and reduced product cost.

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

Traditional segment SG&A increased $4.3 million from $109.1 million or 22.7% of Traditional segment revenues in fiscal 2002 to $113.4 million or 24.0% of Traditional segment revenues in fiscal 2003. The increase in Traditional segment SG&A was primarily due to costs associated with closing our Lufkin, Texas facility, which supported the Traditional segment, of approximately $1.2 million and costs related to operating businesses acquired during the off season. Specialty segment SG&A increased $30.2 million from $108.2 million in fiscal 2002 to $138.4 million in fiscal 2003. The increase in Specialty segment SG&A was primarily due to an increase in revenues and costs related to operating acquired businesses which were purchased during the off season. Specialty segment SG&A as a percent of Specialty segment revenues decreased 300 basis points from 37.8% of revenues in fiscal 2002 to 34.8% of revenues in fiscal 2003. The decrease in SG&A as a percent of revenues was primarily due to the inclusion of Premier Agendas for a full fiscal year, which was acquired during the off season in fiscal 2002 and contributed minimal revenue and a non-recurring charge that occurred in fiscal 2002 related to closing the Birmingham, Alabama distribution center.

Interest Expense

Net interest expense increased 4.2% from $17.3 million in fiscal 2002 to $18.0 million in fiscal 2003. The increase in net interest expense was due to an increase in average debt outstanding, partially offset by a reduction in our effective borrowing rate on our credit facility.

Other Expenses

Other expenses decreased $2.1 million from $4.0 million in fiscal 2002 to $1.9 million in fiscal 2003. Other expenses for fiscal 2003 primarily represented the discount and loss on securitized accounts receivable of $1.8 million. Discount and loss on securitized accounts receivable for fiscal 2002 was $2.0 million. The decrease in the discount and loss was primarily due to a reduction in the discount rate partially offset by an increase in the average securitized accounts receivable. Other expenses for fiscal 2002 included a $1.7 million write-off of a long-term investment, and $0.3 million realized gain on the sale of available-for-sale securities.

Provision for Income Taxes

The provision for income taxes increased to $26.4 million in fiscal 2003 from $14.5 million in fiscal 2002, reflecting effective income tax rates of 40.0% for each period. The higher effective tax rate, compared to the federal statutory rate of 35%, was primarily due to state and local income taxes.

Liquidity and Capital Resources

At April 24, 2004, we had working capital of $132.0 million. Our capitalization at April 24, 2004 was $693.6 million, consisting of total debt of $314.6 million and shareholders’ equity of $379.0 million.

On April 11, 2003 we amended and extended our revolving credit facility with Bank of America, N.A., acting as agent. The new credit agreement matures on April 11, 2006 and provides for $250 million of availability. The amount outstanding as of April 24, 2004 under the credit facility was $14.4 million. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. During fiscal 2004, we borrowed under our credit facility primarily for seasonal working capital and acquisitions. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital needs of our peak selling season. As of April 24, 2004, our effective interest rate on borrowings under our credit facility was approximately 3.59%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During fiscal 2004, we paid commitment fees on unborrowed funds under the credit facility in the range of 42.5 basis points to 47.5 basis points and amortized loan origination fee costs of $0.5 million related to the credit facility during fiscal 2004.

On July 18, 2003, we sold an aggregate principal amount of $110 million of convertible subordinated notes due August 1, 2023. On July 30, 2003, the initial purchasers of the notes exercised their option to purchase an additional $23.0 million of these notes. The notes carry an annual interest rate of 3.75% which, depending on the market price of the notes, could be subject to an upward adjustment commencing August 1, 2008. The notes, which provide for a contingent conversion feature, are convertible into shares of our common stock at an initial conversion price of $40.00 per share if the closing price of the Company’s common stock on The Nasdaq National Market exceeds $48.00 for a specified amount of time and under certain other circumstances. We used the total net proceeds from the offering of $129.0 million to repay a portion of the debt outstanding under our credit facility.

On July 30, 2001, we sold an aggregate principal amount of $130 million of 6% convertible subordinated notes due August 1, 2008. On August 2, 2001, the initial purchasers of the notes exercised their option to purchase an additional $19.5 million of these notes. The notes are convertible at any time prior to maturity into shares of our common stock at a conversion price of $32.29 per share and accrue interest payable semi-annually. We used the total net proceeds from the offering of $144.6 million to repay a portion of the debt outstanding under the credit facility that was in effect at the time.

In November 2000, we entered into two sale-leaseback transactions which are accounted for as financings. Under the agreements, we recorded $18.5 million of debt, which has an effective interest rate of 8.97%, excluding amortization of related fees. The leases expire in November 2020. The amount outstanding as of April 24, 2004 under the agreements was $17.4 million.

Net cash provided by operating activities was $69.0 million in fiscal 2004 compared to $63.0 million in fiscal 2003. The increase in cash from operating activities was primarily due to a $4 million increase in amounts advanced under the accounts receivable securitization facility described below and a reduction in accounts receivable outstanding due to faster collection. These contributions to cash provided by operations were partially offset by an increase in inventories. The increase in our inventories was caused by the earlier purchasing cycle of Califone and Children’s Publishing relative to most of our other businesses, a planned increase in importing and the purchase of larger quantities in advance of the season for key products to avoid stock-outs during the season.

Net cash used in investing activities during fiscal 2004 was $97.8 million. Of this amount, $89.3 million was used for acquisitions (Califone, Children’s Publishing and Select Agendas) and $9.0 million was used for capital expenditures, primarily consisting of computer hardware and software and distribution equipment related to the implementation of our new business systems. Net cash used in investing activities during fiscal 2003 was $67.4 million, including $55.8 million for acquisitions (primarily ABC School Supply and certain assets of J.L. Hammett) and $11.3 million for capital expenditures.

Net cash provided by financing activities during fiscal 2004 was $28.8 million. $133.0 million in proceeds from the July 2003 convertible debt offering were used to repay debt outstanding under the credit facility. Fees associated with the offering were approximately $4.0 million. Cash from option exercises was $11.7 million. Net cash provided by financing activities during fiscal 2003 was $0.7 million.

Net repayments on bank borrowings and capital leases of $4.1 million and payment of related debt fees of $1.6 million, primarily relating to the new credit facility, were offset by $6.4 million of proceeds from stock option exercises.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations.

We expect our fiscal 2005 capital expenditures to be approximately $12 to $14 million and to consist primarily of computer hardware and software costs related to continued implementation of our new business systems and warehouse equipment costs for a new facility under construction in Pennsylvania.

Off Balance Sheet Arrangements

We currently have a $100 million accounts receivable securitization facility which expires in November 2004. We entered into the facility for the purpose of reducing our variable rate interest expense. The facility was amended during November 2003 to extend the expiration date to November 2004 and may be extended further with the financial institution’s consent. At April 24, 2004, $50 million was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for fiscal 2004 were $1.2 million and are included in other expenses in our consolidated statement of operations.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of April 24, 2004:

	Payments Due (in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations (1)	$484,254	$16,602	$46,640	$174,743	$246,269
Capital lease obligations	352	209	124	19	—
Operating lease obligations	78,428	10,385	17,203	9,828	41,012
Purchase obligations (2)	—	—	—	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP	—	—	—	—	—

Total contractual obligations	$563,034	$27,196	$63,967	$184,590	$287,281

(1)	Debt obligations includes principal and interest payments on our credit facility, convertible debt and sale-leaseback obligations, and assumes these obligations remain outstanding until maturity at current or contractually defined interest rates.

(2)	As of April 24, 2004, we did not have any material long-term purchase obligations. Any short-term purchase obligations the Company had as of April 24, 2004 were primarily for the purchase of inventory in the normal course.

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

The following table sets forth certain unaudited consolidated quarterly financial data for fiscal years 2004 and 2003. We derived this quarterly data from our unaudited consolidated financial statements.

	Fiscal 2004
	First	Second	Third	Fourth	Total
Revenues	$304,430	$335,066	$106,609	$161,398	$907,503
Gross profit	127,929	135,865	42,304	68,581	374,679
Operating income (loss)	49,058	53,998	(11,801)	(5,136)	86,119
Net income (loss)	27,142	29,881	(10,106)	(6,120)	40,797

Per share amounts:
Basic	$1.46	$1.59	$(0.53)	$(0.32)	$2.17
Diluted	$1.21	$1.31	$(0.53)	$(0.32)	$1.94

	Fiscal 2003
	First	Second	Third	Fourth	Total
Revenues	$298,027	$317,399	$110,554	$144,050	$870,030
Gross profit	124,491	129,909	42,715	60,748	357,863
Operating income (loss)	44,938	53,707	(9,517)	(3,181)	85,947
Net income (loss)	23,956	29,030	(8,541)	(4,855)	39,590

Per share amounts:
Basic	$1.32	$1.59	$(0.46)	$(0.26)	$2.16
Diluted	$1.08	$1.30	$(0.46)	$(0.26)	$1.94

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

Revenue Recognition

Revenue, net of estimated returns and allowances, is recognized upon the shipment of products or upon the completion of services provided to customers, which corresponds to the time when risk of ownership transfers, the selling price is fixed, the customer is obligated to pay and we have no significant remaining obligations. Cash received in advance from customers is deferred on our balance sheet as a current liability and recognized upon the shipment of products or upon the completion of services provided to the customers.

Catalog Costs and Related Amortization

We spend over $30 million annually to produce and distribute catalogs. We accumulate all direct costs incurred, net of vendor cooperative advertising payments, in the development, production and circulation of our catalogs on our balance sheet until such time as the related catalog is mailed. They are subsequently amortized into SG&A over the expected sales realization cycle, which is one year or less. Consequently, any difference between our estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. Our estimate of the expected sales realization cycle for a particular catalog is based on, among other possible considerations, our historical sales experience with identical or similar catalogs and our assessment of prevailing economic conditions and various competitive factors. We track our subsequent sales realization, reassess the marketplace, and compare our findings to our previous estimate and adjust the amortization of our future catalogs, if necessary.

Development Costs

We accumulate external and certain internal costs incurred in the development of a master copy of a book, video or other media on our balance sheet. As of April 24, 2004, we had $11.9 million in net development costs on our balance sheet. A majority of these costs are associated with our Children’s Publishing business. The capitalized development costs are subsequently amortized into cost of revenues over the expected sales realization cycle of the products, which is typically five years. During fiscal 2004, we amortized to expense $1.7 million related to development costs. If the annual prepublication amortization varied by one percentage point, the consolidated amortization expense for fiscal 2004 would have changed by less than $0.1 million. We continue to monitor the expected sales realization cycle for each product, and will adjust the remaining expected life of the development costs or recognize an impairment, if warranted.

Goodwill and Intangible Assets

At April 24, 2004, goodwill and intangible assets represented approximately 62% of our total assets. Determining the recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with SFAS No. 142. As required by SFAS No. 142, the recoverability of these assets is subject to a fair value assessment which includes several significant judgments regarding financial projections and comparable market values. As it relates to finite life intangible assets, we apply the impairment rules as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the estimated recoverability, or impairment, if any, of the asset.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Our borrowings under our credit facility and our discount expense related to our accounts receivable securitization are primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to average 100 basis points higher during fiscal 2004, pre-tax earnings would decrease by approximately $0.9 million. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding and the average advanced under the receivable securitization during fiscal 2004. The estimated fair value of long-term debt approximated its carrying value at April 24, 2004, with the exception of our convertible debt which at April 24, 2004 had a carrying value of $282.5 million and a fair market value of $331.0 million.

To manage interest rate risk on the variable rate borrowings under our credit facility, we have historically entered into interest rate swap agreements. These interest rate swap agreements had the effect of locking in, for a specified period, the base interest rate we paid on a notional principal amount established in the swaps. As a result, while these hedging arrangements were structured to reduce our exposure to interest rate increases, it also limits the benefit we might otherwise have received from any interest rate decreases. The swaps were typically cash settled monthly, with interest expense adjusted for amounts paid or received. The swap agreements had the effect of increasing interest expense by approximately $0.9 million in fiscal 2002. No swap agreements were in place during fiscal 2004 or 2003. We do not hold or issue derivative financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

  School Specialty, Inc.:

We have audited the accompanying consolidated balance sheets of School Specialty, Inc., and subsidiaries (the “Company”) as of April 24, 2004 and April 26, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 24, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of School Specialty, Inc. and subsidiaries as of April 24, 2004 and April 26, 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 24, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

June 29, 2004

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 24, 2004	April 26, 2003
ASSETS
Current assets:
Cash and cash equivalents	$2,369	$2,389
Accounts receivable, less allowance for doubtful accounts of $6,627 and $3,796, respectively	52,995	48,533
Inventories	139,786	106,756
Deferred catalog costs	15,578	17,445
Prepaid expenses and other current assets	12,491	8,891
Assets held for sale	—	1,100
Deferred taxes	5,757	4,324

Total current assets	228,976	189,438

Property, plant and equipment, net	65,294	63,969
Goodwill	462,039	430,672
Intangible assets, net	55,657	43,640
Other	20,641	8,616

Total assets	$832,607	$736,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities – long-term debt	$524	$512
Accounts payable	58,225	57,355
Accrued compensation	13,840	15,117
Deferred revenue	7,018	6,735
Other accrued liabilities	17,368	13,773

Total current liabilities	96,975	93,492

Long-term debt – less current maturities	314,104	292,844
Deferred taxes	42,553	28,546

Total liabilities	453,632	414,882

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—
Common Stock, $0.001 par value per share, 150,000,000 shares authorized and 19,069,987 and 18,435,066 shares issued and outstanding, respectively	19	18
Capital paid-in excess of par value	230,258	215,992
Accumulated other comprehensive income	5,607	3,149
Retained earnings	143,091	102,294

Total shareholders’ equity	378,975	321,453

Total liabilities and shareholders’ equity	$832,607	$736,335

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	For the Fiscal Year Ended
	April 24, 2004	April 26, 2003	April 27, 2002
Revenues	$907,503	$870,030	$767,387
Cost of revenues	532,824	512,167	473,407

Gross profit	374,679	357,863	293,980
Selling, general and administrative expenses	288,560	271,916	236,436

Operating income	86,119	85,947	57,544
Other (income) expense:
Interest expense	18,351	18,043	17,321
Interest income	(67)	(42)	(42)
Other	1,123	1,909	3,965

Income before provision for income taxes	66,712	66,037	36,300
Provision for income taxes	25,915	26,447	14,521

Net income	$40,797	$39,590	$21,779

Weighted average shares outstanding:
Basic	18,828	18,324	17,917
Diluted	24,125	23,378	18,633

Net income per share:
Basic	$2.17	$2.16	$1.22
Diluted	$1.94	$1.94	$1.17

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands)

	Common Stock		Capital Paid- in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Dollars
Balance at April 28, 2001	17,587	$18	$198,119	$190	$40,925	$239,252
Issuance of common stock in conjunction with stock option exercises	339	—	5,869	—	—	5,869
Tax benefit on option exercises	—	—	1,365	—	—	1,365
Issuance of common stock in conjunction with acquisition	120	—	2,700	—	—	2,700
Foreign currency translation adjustment	—	—	—	395	—	395	$395
Reclassification adjustment for losses on available-for-sale securities included in net income, net of tax	—	—	—	(190)	—	(190)	(190)
Net income	—	—	—	—	21,779	21,779	21,779

Total comprehensive income							$21,984

Balance at April 27, 2002	18,046	18	208,053	395	62,704	271,170
Issuance of common stock in conjunction with stock option exercises	389	—	6,445	—	—	6,445
Tax benefit on option exercises	—	—	1,494	—	—	1,494
Foreign currency translation adjustment	—	—	—	2,754	—	2,754	$2,754
Net income	—	—	—	—	39,590	39,590	39,590

Total comprehensive income							$42,344

Balance at April 26, 2003	18,435	18	215,992	3,149	102,294	321,453
Issuance of common stock in conjunction with stock option exercises	635	1	11,710	—	—	11,711
Tax benefit on option exercises	—	—	2,556	—	—	2,556
Foreign currency translation adjustment	—	—	—	2,458	—	2,458	$2,458
Net income	—	—	—	—	40,797	40,797	40,797

Total comprehensive income							$43,255

Balance at April 24, 2004	19,070	$19	$230,258	$5,607	$143,091	$378,975

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fiscal Year Ended
	April 24, 2004	April 26, 2003	April 27, 2002
Cash flows from operating activities:
Net income	$40,797	$39,590	$21,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,905	15,521	11,198
Amortization of development costs	1,717	465	325
Amortization of debt fees and other	2,677	3,027	2,410
Deferred taxes	8,647	8,222	8,335
(Gain) loss on disposal of property, equipment and other	(15)	1,122	1,397
Net borrowings (repayments) under accounts receivable securitization facility	4,000	(4,000)	—
Loss on sale of available-for-sale securities	—	—	329
Loss on impairment of investment	—	—	1,657
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	4,601	2,101	12,472
Inventories	(5,068)	2,735	5,473
Deferred catalog costs	1,867	(3,855)	3,006
Prepaid expenses and other assets	(2,828)	7,332	4,398
Accounts payable	(5,562)	2,845	(12,024)
Accrued liabilities	218	(12,139)	15,461

Net cash provided by operating activities	68,956	62,966	76,216

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(89,273)	(55,843)	(162,248)
Additions to property, plant and equipment	(8,974)	(11,305)	(12,110)
Investment in development costs	(4,726)	(940)	(603)
Proceeds from business dispositions, net of cash disposed	4,026	—	1,500
Proceeds from disposal of property and equipment	1,135	655	1,335
Proceeds from sale of available-for-sale securities	—	—	9,572
Proceeds from note receivable	—	—	1,115

Net cash used in investing activities	(97,812)	(67,433)	(161,439)

Cash flows from financing activities:
Proceeds from borrowings	349,900	247,200	259,800
Repayment of debt and capital leases	(461,730)	(251,339)	(324,112)
Proceeds from convertible debt offering	133,000	—	149,500
Payment of debt fees and other	(4,045)	(1,573)	(5,399)
Proceeds from exercise of stock options	11,711	6,445	5,869

Net cash provided by financing activities	28,836	733	85,658

Net (decrease) increase in cash and cash equivalents	(20)	(3,734)	435
Cash and cash equivalents at beginning of period	2,389	6,123	5,688

Cash and cash equivalents at end of period	$2,369	$2,389	$6,123

Supplemental disclosures of cash flow information:
Interest paid	$15,673	$16,382	$15,493
Income taxes paid	$18,248	$16,438	$2,533

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In Thousands)

The Company issued common stock and/or cash in connection with certain business combinations accounted for under the purchase method in the fiscal years ended April 24, 2004, April 26, 2003 and April 27, 2002. The fair values of the assets and liabilities of the acquired companies are presented as follows:

	For the Fiscal Year Ended
	April 24, 2004	April 26, 2003	April 27, 2002
Accounts receivable	$13,526	$12,324	$6,835
Inventories	30,492	13,558	3,819
Current deferred tax assets	2,044	286	386
Prepaid expenses and other assets	9,337	3,011	1,135
Property, plant and equipment	6,770	1,088	7,202
Goodwill	28,242	36,550	135,342
Intangible assets	16,071	11,040	33,877
Short-term debt and capital lease obligations	(6)	(1,115)	(2,483)
Accounts payable	(6,903)	(7,413)	(624)
Accrued liabilities	(4,220)	(6,880)	(5,940)
Long-term debt and capital lease obligations	(96)	(10,334)	(342)
Long-term deferred tax liabilities	(5,971)	(488)	(13,147)

Net assets acquired	$89,286	$51,627	$166,060

The acquisitions were funded as follows:
Cash paid, net of cash acquired (1)	$89,286	$51,627	$159,248
Note and other payable to selling shareholders	—	—	4,112
Common stock	—	—	2,700

Total	$89,286	$51,627	$166,060

(1)	Fiscal 2004 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes net cash purchase price adjustments of $13 related to previous acquisitions. Fiscal 2003 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes the payment of $4,112 for a fiscal 2002 note and other payable to selling shareholders and purchase price adjustments of $104 related to immaterial acquisitions. Fiscal 2002 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities, includes the payment of $3,000 for a fiscal 2001 payable to selling shareholders.

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

School Specialty, Inc. (the “Company”) is an education company, providing supplemental learning products primarily to the pre-kindergarten through twelfth grade market.

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

Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in April in each year. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2004,” “fiscal 2003,” and “fiscal 2002” refer to the Company’s fiscal years ended April 24, 2004, April 26, 2003, and April 27, 2002, respectively. All fiscal years reported represent 52 weeks.

Cash and Cash Equivalents

The Company considers cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories, which consist primarily of products held for sale, are stated at the lower of cost or market, with cost generally determined on a weighted-average basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions and improvements are capitalized, whereas maintenance and repairs are expensed as incurred. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from twenty-five to forty years for buildings and its components and three to fifteen years for furniture, fixtures and equipment. Property and equipment leased under sale-leaseback obligations and capital leases are being amortized over the lesser of its useful life or its lease term.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Certain intangible assets including a perpetual license agreement and various trademarks and tradenames are estimated to have indefinite lives and are not subject to amortization. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not subject to amortization but rather must be tested for impairment annually or more frequently if events or circumstances indicate they might be impaired. The Company performs the annual impairment test during the first quarter of each fiscal year. Amortizable intangible assets include customer relationships, non-compete agreements, trademarks and tradenames and order backlog and are being amortized over their estimated useful lives ranging from less than one to thirty years.

Development Costs

Development costs represent external and internal costs incurred in the development of a master copy of a book, video or other media. The Company capitalizes development costs and amortizes these costs into costs of revenues over their estimated useful lives in amounts proportionate to expected revenues. At April 24, 2004 and April 26, 2003, net development costs totaled $11,891 and $2,663, respectively, and are included as a component of other assets in the consolidated balance sheets.

Impairment of Long-Lived Assets

As required by Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment, definite-lived intangible assets and development costs for impairment if events or circumstances indicate an asset might be impaired. The Company assesses impairment based on undiscounted cash flows and records any impairment based on estimated fair value determined using discounted cash flows.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, including retained interests in securitized receivables, accounts payable, and accrued liabilities approximate fair value given the short maturity of these instruments. The estimated fair value of the credit facility approximated its carrying value at April 24, 2004 and April 26, 2003 given the variable interest

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

rates included with this facility. The Company’s convertible debt had a carrying value of $282,500 and a fair market value of $330,981 at April 24, 2004, and a carrying value of $149,500 and a fair market value of $142,212 at April 26, 2003, as determined using the closing bid prices as reported on the National Association of Securities Dealers, Inc.’s (NASD’s) Portal Market on April 23, 2004 and April 25, 2003, respectively. The Company’s sale-leaseback obligations had a carrying value of $17,417 and $17,729 and a fair market value of $18,289 and $19,120 at April 24, 2004 and April 26, 2003, respectively, as determined using estimated interest rates available at April 24, 2004 and April 26, 2003 for similar long-term borrowings.

Income Taxes

Income taxes have been computed utilizing the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Valuation allowances are provided when it is anticipated that some or all of a deferred tax asset is not likely to be realized.

Revenue Recognition

Revenue, net of estimated returns and allowances, is recognized upon the shipment of products or upon the completion of services provided to customers, which corresponds to the time when risk of ownership transfers, the selling price is fixed, the customer is obligated to pay and the Company has no significant remaining obligations. Cash received in advance from customers is deferred on our balance sheet as a current liability and recognized upon the shipment of products or upon the completion of services provided to customers.

Concentration of Credit Risks

The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are school districts and schools. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2004, 2003 and 2002, no customer represented more than 10% of revenues or accounts receivable.

Vendor Rebates

Vendor rebates relating to product purchases are recognized as a reduction in cost of revenues over the estimated period the related products are sold.

Deferred Catalog Costs

Deferred catalog costs represent costs which have been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. Deferred catalog costs are amortized in amounts proportionate to expected revenues over the life of the catalog, which is one year or less. Amortization expense related to deferred catalog costs is included in the consolidated statements of operations as a component of selling, general and administrative expenses. Such amortization expense for fiscal years 2004, 2003 and 2002 was $33,084, $28,686 and $28,658, respectively.

Shipping and Handling Costs

The Company accounts for shipping and handling costs billed to customers as a component of revenues. The Company accounts for shipping and handling costs incurred as a cost of revenues for

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for shipping and handling costs incurred as a selling, general and administrative expense. The amount of shipping and handling costs included in selling, general and administrative expenses for fiscal years 2004, 2003 and 2002 was $40,364, $35,958 and $29,909, respectively.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Amounts in the statements of operations have been translated using the average exchange rate for the year. Resulting translation adjustments are included in foreign currency translation adjustment within other comprehensive income.

Stock-Based Compensation

The Company accounts for its employee stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB Opinion No. 25, no stock-based compensation is reflected in net income, as all options granted under the plans had a fixed exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time. Had compensation expense related to the Company’s stock option grants to employees and directors been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and net income per share would have been impacted as indicated in the following table:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Net income, as reported	$40,797	$39,590	$21,779
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,682)	(2,632)	(2,856)

Pro forma net income	$38,115	$36,958	$18,923

EPS:
As reported:
Basic	$2.17	$2.16	$1.22
Diluted	$1.94	$1.94	$1.17

Pro forma:
Basic	$2.02	$2.02	$1.06
Diluted	$1.82	$1.83	$1.02

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Expected life of option	6.6 years	7 years	7 years
Risk free interest rate	3.19%	3.86%	4.85%
Expected volatility of stock	51.78%	55.04%	58.38%

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51.” FIN 46 requires companies with variable interests in variable interest entities to evaluate whether they must consolidate these entities subject to the provisions included in FIN 46. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Company adopted the provisions of FIN 46 during fiscal 2003 by evaluating the impact of FIN 46 as it related to the Company’s accounts receivable securitization. The adoption of FIN 46 did not have a material impact on the Company’s financial position, results of operations or cash flows. In December 2003, the FASB issued a revised FIN 46 (FIN 46R), “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51,” which revised certain provisions of FIN 46. The adoption of FIN 46R during fiscal 2004 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain amounts previously reported have been reclassified to conform with the current year presentation.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, excluding goodwill:

April 24, 2004	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$37,101	$(4,189)	$32,912
Non-compete agreements	6,956	(2,090)	4,866
Tradenames and trademarks	2,722	(58)	2,664
Order backlog and other	558	(165)	393

Total amortizable intangible assets	47,337	(6,502)	40,835
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$62,159	$(6,502)	$55,657

April 26, 2003	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$25,550	$(1,951)	$23,599
Non-compete agreements	5,916	(1,408)	4,508
Order backlog and other	759	(238)	521

Total amortizable intangible assets	32,225	(3,597)	28,628
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,312	—	2,312

Total non-amortizable intangible assets	15,012	—	15,012

Total intangible assets	$47,237	$(3,597)	$43,640

Intangible asset amortization expense included in selling, general and administrative expenses for fiscal years 2004, 2003 and 2002 was $3,635, $2,900, and $1,131, respectively.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is estimated to be:

2005	$3,412
2006	3,363
2007	3,260
2008	3,104
2009	2,984

The following information presents changes to goodwill during the period beginning April 28, 2002 through April 24, 2004:

Segment	Balance at April 27, 2002	Fiscal 2003 Acquisitions	Adjustments	Balance at April 26, 2003	Fiscal 2004 Acquisitions	Adjustments	Balance at April 24, 2004
Traditional	$159,916	$4,930	$(14)	$164,832	$—	$311	$165,143
Specialty	231,030	31,620	3,190	265,840	28,242	2,814	296,896

Total	$390,946	$36,550	$3,176	$430,672	$28,242	$3,125	$462,039

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

The Specialty segment adjustments during fiscal 2003 of $3,190 are primarily associated with Premier Agendas. Specifically, $447 is for exit costs, consisting of employee termination and facility closure costs related to the closure of regional sales offices, which was substantially completed during fiscal 2003. Additional adjustments of $2,611 are primarily from foreign currency translation. In addition to the Premier Agenda adjustments, $132 in adjustments relate to the Premier Science acquisition, with $100 in adjustments representing additional purchase price related to an earn-out provision, which was paid in fiscal 2003, and $32 of final purchase accounting adjustments. The Traditional segment adjustments during fiscal 2004 of $311 primarily relate to final purchase accounting adjustments for J.L. Hammett. The Specialty segment adjustments during fiscal 2004 of $2,814 are comprised of $2,138 related to foreign currency translation, $491 related to final purchase accounting adjustments for ABC School Supply and $185 related to other final purchase price and purchase accounting adjustments.

NOTE 4—BUSINESS COMBINATIONS

Fiscal 2004

On May 30, 2003, the Company acquired the stock of Select Agendas, a Canadian-based company, for an aggregate purchase price, net of cash acquired, of $17,148. This transaction was funded in cash through borrowings under the Company’s credit facility. The business operates from Montreal, Quebec and primarily markets student agenda products to customers in the United States and Canada. The acquisition is expected to create synergies with our existing agenda business. The preliminary purchase price allocation, which is subject to change, resulted in goodwill of $13,147, which is expected to be fully deductible for tax purposes. In addition, acquired intangible assets totaled $3,494, consisting primarily of order backlog, a tradename and customer relationships. The results of this acquisition have been included in the Specialty segment results since the date of acquisition. The Company continues to evaluate integration opportunities with this acquired business, which may result in purchase accounting adjustments during fiscal 2005.

On January 16, 2004, the Company acquired the stock of Califone Holding Inc., the parent of Califone International, Inc. (collectively “Califone”) for an aggregate purchase price, net of cash acquired, of $26,454. This transaction was funded in cash through borrowings under the Company’s credit facility. The business operates from Chatsworth, California and is the leading developer of quality sound presentation systems including state of the art multimedia, audio-visual and presentation equipment for schools and industry. The acquisition adds proprietary sound presentation systems to the Company’s resource offerings. The preliminary purchase price allocation, which is subject to change, resulted in goodwill of $15,095, most of which is not deductible for tax purposes. The results of this acquisition have been included in the Specialty segment since the date of acquisition. The Company continues to evaluate integration opportunities with this acquired business, which may result in purchase accounting adjustments during fiscal 2005.

The Company engaged a third-party to perform a valuation of Califone’s intangible assets. Details of Califone’s acquired intangible assets are as follows:

Acquired Intangibles	Allocated Value	Amortization Life
Customer Relationships	$9,800	17 years
Tradename	2,100	30 years
Non-compete agreements	650	3.5 years
Order backlog	27	6 months

Total acquired intangibles	$12,577

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

On January 30, 2004, the Company acquired select assets of the Children’s Publishing business of McGraw-Hill Education, a division of The McGraw-Hill Companies, for an aggregate purchase price of $45,684. This transaction was funded with cash on hand and from borrowings under the Company’s credit facility. The business operates from Columbus, Ohio, and develops, produces, markets and distributes supplemental education materials. The acquisition adds proprietary education titles to the Company’s resource offerings, and also complements our Childcraft division’s publishing efforts. The preliminary purchase price allocation, which is subject to change, resulted in no goodwill or intangible assets. The results of this acquisition have been included in the Specialty segment since the date of acquisition. The Company continues to evaluate integration opportunities with this acquired business, which may result in purchase accounting adjustments during fiscal 2005.

Fiscal 2003

On August 14, 2002 the Company acquired ABC School Supply and related affiliates (“ABC”) for an aggregate purchase price, net of cash acquired, of $30,111, which was funded in cash through borrowings under the Company’s credit facility. As part of the acquisition, the Company also assumed $11,449 of debt. ABC, a producer and marketer of pre-K through eighth grade educational products, is headquartered in Duluth, Georgia. The acquisition has created synergies with our early childhood and key accounts group. The purchase price allocation resulted in goodwill of $31,505, which is not deductible for tax purposes. The results of this acquisition and the related goodwill have been included in both the Traditional and Specialty segment results since the date of acquisition.

During fiscal 2003 and fiscal 2004, the Company closed ABC’s manufacturing facility in Lineville, Alabama, closed ABC’s distribution center in Duluth, Georgia, and consolidated various administrative functions with its Childcraft division and Traditional segment. In accordance with this plan, the Company recorded $1,004 in liabilities for severance and termination costs to cover approximately 150 terminated employees and $1,658 in liabilities for facility closure and consolidation costs.

The Company engaged a third-party to perform a valuation of ABC’s intangible assets. Details of ABC’s acquired intangible assets are as follows:

Acquired Intangibles	Allocated Value	Amortization Life
Amortizable intangibles:
Customer relationships	$4,630	15 years
Order backlog	140	6 months

Total	4,770	14.6 years
Non-amortizable intangibles:
Tradenames	1,420	N/A

Total acquired intangibles	$6,190	N/A

On August 30, 2002, the Company acquired the remaining wholesale operations of J.L. Hammett (“Hammett”) for an aggregate purchase price of $13,503, which was funded in cash through borrowings under the Company’s credit facility. The business operated from Braintree, Massachusetts and Romulus, New York, and primarily marketed pre-K through twelfth grade educational products to charter schools and national child care centers. The acquisition has created synergies with our key accounts group in the Traditional segment. The purchase price allocation resulted in goodwill of $1,749 which is expected to be fully deductible for tax purposes, and intangible assets of $2,685, consisting primarily of non-compete agreements. The results of this acquisition and the related goodwill have been included in the Traditional segment results since the date of acquisition.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

On February 26, 2003, the Company acquired the video division of Sunburst Technology Corporation for an aggregate purchase price of $7,750, which was funded in cash through borrowings under the Company’s credit facility. The business operated from Pleasantville, New York and primarily marketed and developed proprietary videos covering character education and health and guidance curriculums for middle and high schools. The acquisition has created synergies with our Teacher’s Video division. The purchase price allocation resulted in goodwill of $3,994 which is expected to be fully deductible for tax purposes, and intangible assets of $1,898, consisting primarily of customer relationships. The results of this acquisition and the related goodwill have been included in the Specialty segment results since the date of acquisition.

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

The total purchase price was allocated to the tangible and intangible assets and liabilities acquired based upon their respective fair values as of the closing date of the acquisition. The total purchase price resulted in goodwill of $128,059, which is not deductible for income tax purposes. An allocation of the purchase price has been made to major categories of assets and liabilities as follows:

Current assets	$11,166
Property, plant and equipment and other	6,684
Identifiable intangible assets	32,077
Goodwill	128,059
Liabilities assumed	(22,055)

$155,931

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

The Company engaged a third-party to perform a valuation of Premier Agendas’ intangible assets. Details of Premier Agendas’ acquired identifiable intangible assets are as follows:

Acquired Intangibles	Allocated Value	Amortization Life
Amortizable intangibles:
Customer relationships	$18,900	15 years
Order backlog	400	1 year
Non-compete agreements	77	2 years

Total	19,377	14.7 years
Non-amortizable intangibles:
Perpetual license agreement	12,700	N/A

Total acquired intangibles	$32,077	N/A

Also during fiscal 2002, the Company acquired three other businesses, accounted for under the purchase method of accounting, for a total purchase price, net of cash acquired, of $9,666 including $300 paid for non-compete agreements. The following transactions were paid for with cash and 120 shares of School Specialty, Inc. common stock:

•	April 2002 – Certain assets of the K-12 wholesale business of Bradburn School Supply, Inc., a marketer of supplemental educational supplies which have been integrated into the Greenville, Wisconsin facility. Results are included in the Traditional segment since the date of acquisition.

•	October 2001 – Premier Science, a start-up science curriculum company which is operated from the Mansfield, Ohio facility. Results are included in the Specialty segment since the date of acquisition.

•	May 2001 – Envision, Inc., based in Grand Junction, Colorado, a designer, producer and marketer of student agenda books. Results are included in the Specialty segment since the date of acquisition. The purchase price included 120 shares of School Specialty, Inc. common stock.

The acquisitions resulted in goodwill of approximately $7,010, which is fully deductible for tax purposes. The resulting goodwill from the Bradburn acquisition of $747 is included in the Traditional segment, and the goodwill from the Premier Science and Envision acquisitions of $6,263 is included in the Specialty segment.

The following information presents the unaudited pro forma results of operations of the Company for fiscal 2004 and 2003, and includes the Company’s consolidated results of operations and the results of the companies acquired during fiscal 2004 and fiscal 2003 as if all such purchase acquisitions had been made at the beginning of fiscal 2003. The results presented below include certain pro forma adjustments to reflect the amortization of certain amortizable intangible assets (which exclude acquired backlog of $757 given that the amortization period is less than one year), adjustments to interest expense, and the inclusion of an income tax provision on all earnings:

	Fiscal 2004	Fiscal 2003
Revenues	$967,368	$997,807
Net income	39,241	35,184

Net income per share:
Basic	$2.08	$1.92
Diluted	$1.87	$1.75

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

The pro forma results of operations have been prepared using unaudited historical results of acquired companies. These unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 2003 or the results that may occur in the future.

NOTE 5—BUSINESS DISPOSITION

On February 29, 2004, the Company sold the stock of Living & Learning, Ltd., a division based in the United Kingdom of the Children’s Publishing business, which was acquired on January 30, 2004, for a preliminary sale price of $4,229. The Company received cash proceeds of $4,026 during fiscal 2004, and the remaining balance due of $203 will be received during fiscal 2005.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 24, 2004	April 26, 2003
Land	$502	$502
Projects in progress	4,005	2,375
Buildings and leasehold improvements	28,690	27,291
Furniture, fixtures, and other	50,221	45,159
Machinery and warehouse equipment	29,217	24,144

Total property, plant and equipment	112,635	99,471
Less: Accumulated depreciation	(47,341)	(35,502)

Net property, plant and equipment	$65,294	$63,969

Depreciation expense for fiscal years 2004, 2003, and 2002 was $14,079, $12,621 and $10,067, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

NOTE 7—DEBT

Long-Term Debt

Long-term debt consists of the following:

	April 24, 2004	April 26, 2003
Credit facility	$14,400	$125,700
Convertible debt	282,500	149,500
Sale-leaseback obligations	17,417	17,729
Capital lease obligations	311	427

Total debt	314,628	293,356
Less: Current maturities	(524)	(512)

Total long-term debt	$314,104	$292,844

On September 30, 1998, the Company entered into a five year secured $350,000 credit facility (the “credit facility”) with a syndicate of financial institutions, led by Bank of America, N.A. as Agent, consisting of a $250,000 revolving loan and a $100,000 term loan. Interest accrued at a rate of, at the Company’s option, either LIBOR plus an applicable margin of up to 2.25% or the lender’s base rate plus an applicable margin of up to 1.00%. The Company also paid a fee of up to 0.5% on the unborrowed amount under the revolving loan. On April 11, 2003, the Company amended the credit facility. The amended credit facility matures on April 11, 2006 and provides for a $250,000 revolving loan. Interest accrues at a rate of, at the Company’s option, either LIBOR plus an applicable margin of up to 2.75%, or the lender’s base rate plus an applicable margin of up to 1.50%. The Company also pays a commitment fee of up to 0.5% on unborrowed funds.

The credit facility is secured by substantially all of the assets of the Company and contains certain financial covenants. The Company was in compliance with these covenants at April 24, 2004. The effective interest rate under the credit facility for fiscal 2004 was 7.01%, which includes amortization of the loan origination fee of $542 and commitment fee on unborrowed funds of $942. The effective interest rate under the credit facility for fiscal 2003 was 5.22%, which includes amortization of the loan origination fee of $1,207 and commitment fee on unborrowed funds of $621.

On July 30, 2001, the Company sold an aggregate principal amount of $130,000 of 6.0% convertible subordinated notes of the Company that are due in full on August 1, 2008. On August 2, 2001, the initial purchasers of the notes exercised their option to purchase additional notes in full and purchased an additional $19,500 aggregate principal amount of the notes. The notes are convertible at any time prior to maturity into shares of School Specialty, Inc. common stock at a conversion price of $32.29 per share and accrue interest payable semi-annually. There are no scheduled principal payments due prior to maturity. The Company used the total net proceeds from the offering of $144,590 to repay a portion of the debt outstanding under the credit facility. The $149,500, 6.0% convertible subordinated notes have been included in the Company’s diluted earnings per share calculations in fiscal 2004 and fiscal 2003, but have been excluded from the fiscal 2002 diluted earnings per share calculations because it was anti-dilutive.

On July 18, 2003, the Company sold an aggregate principal amount of $110,000 of convertible subordinated notes due August 1, 2023. On July 30, 2003, the initial purchasers of the notes exercised their option to purchase additional notes and purchased an additional $23,000 of these notes. The notes carry an annual interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company will make additional payments of interest

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

commencing August 1, 2008. The notes, which provide for a contingent conversion feature, are convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share if the closing price of the Company’s common stock on The Nasdaq National Market exceeds $48.00 for a specified amount of time and under certain other circumstances. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. The $133,000, 3.75% convertible subordinated notes have no current impact on the Company’s diluted earnings per share calculations because conditions under which the notes may be converted have not been satisfied.

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

The Company entered into an interest rate swap agreement on December 13, 2000 (effective date of January 2, 2001), with The Bank of New York covering $50,000 of the outstanding borrowings under the credit facility. On April 29, 2001, the Company began accounting for the swap in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires derivative instruments, such as this interest rate swap, to be recorded on the balance sheet as either an asset or a liability measured at fair value. The swap was designated as a cash flow hedge and was considered highly effective throughout its term. As a result of adopting SFAS No. 133, the Company recognized the fair value of the swap liability of $660 ($396 net of tax) with the net of tax offset to accumulated other comprehensive income (loss) on the date of adoption. Subsequent net of tax changes in the swap’s fair value of $163 were recorded as a component of accumulated other comprehensive loss during fiscal 2002, all of which was reclassified to the fiscal 2002’s consolidated statement of operations when the hedged item affected earnings. The swap agreement fixed the 30-day LIBOR interest rate at 6.07% per annum on the $50,000 notional amount and had a one-year term which expired on January 2, 2002.

As a result of the above swap agreements, interest expense was increased in fiscal 2002 by $931.

Maturities of Long-Term Debt

Maturities of long-term debt, including capital lease obligations, for subsequent fiscal years, are as follows:

2005	$524
2006	14,901
2007	532
2008	572
2009	150,109
Thereafter	147,990

Total maturities of long-term debt	$314,628

NOTE 8—SECURITIZATION OF ACCOUNTS RECEIVABLE

The Company and certain of its U.S. subsidiaries entered into an agreement (the “Receivables Facility”) in November 2000 with a financial institution whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed New School, Inc. (“NSI”), a wholly-owned, special purpose, bankruptcy-remote subsidiary. As such, the

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

assets of NSI will be available first and foremost to satisfy the claims of the creditors of NSI. NSI was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain subsidiaries transfer without recourse all their accounts receivables to NSI. NSI, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $100,000 for the sale of such undivided interest. The Company receives a fee from the financial institution for billing and collection functions, which remain the responsibility of the Company that approximates fair value. The agreement, as amended, expires on November 18, 2004. The Company’s retained interests in the receivables sold are recorded at fair value, which approximates cost, due to the short-term nature of the receivables sold.

This two-step transaction is accounted for as a sale of receivables under the provision of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” There was $50,000 advanced under the Receivables Facility at April 24, 2004 and $46,000 advanced at April 26, 2003, accordingly, these amounts of accounts receivable have been removed from the consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $1,183, $1,839 and $1,985 and are included in other expenses in the consolidated statement of operations for fiscal years 2004, 2003 and 2002, respectively.

NOTE 9—INCOME TAXES

The provision for income taxes consists of:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Current income tax expense:
Federal	$15,044	$16,453	$4,485
State	2,224	1,772	1,701

Total current income tax expense	17,268	18,225	6,186
Deferred income tax expense	8,647	8,222	8,335

Total provision for income taxes	$25,915	$26,447	$14,521

Deferred taxes are comprised of the following:

	April 24, 2004	April 26, 2003
Current deferred tax assets (liabilities):
Inventory	$1,876	$1,796
Allowance for doubtful accounts	2,097	1,860
Net operating loss carryforward	264	510
Accrued liabilities	1,423	—
Accrued restructuring	97	158

Total current deferred tax assets	5,757	4,324

Long-term deferred tax assets (liabilities):
Net operating loss carryforward	924	2,179
Property and equipment	(4,354)	(2,370)
Accrued liabilities	(1,696)	—
Intangible assets	(37,427)	(28,355)

Total long-term deferred tax liabilities	(42,553)	(28,546)

Net deferred tax liabilities	$(36,796)	$(24,222)

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

At April 24, 2004, the Company had federal net operating loss carryforwards, which are subject to annual federal limitations on utilization pursuant to IRS Code Section 382, of $755, which expire during fiscal years 2020-2021. The Company has state net operating losses of approximately $21,046, which expire during fiscal years 2007-2023. The Company believes that the realization of the deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods and, accordingly, no valuation reserve has been provided.

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.5	3.7	4.5
Other	0.3	1.3	0.5

Effective income tax rate	38.8%	40.0%	40.0%

NOTE 10—OPERATING LEASE COMMITMENTS

The Company leases various types of warehouse and office facilities and equipment, under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable operating leases for the Company’s fiscal years are as follows:

2005	$10,385
2006	9,378
2007	7,825
2008	5,972
2009	3,856
Thereafter	41,012

Total minimum lease payments	$78,428

Rent expense for fiscal 2004, 2003 and 2002, was $9,964, $9,228 and $8,398, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS

On June 9, 1998, the Company implemented the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. In fiscal 2004, 2003, and 2002, the Company’s matching contribution expense was $1,813, $1,743 and $670, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

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

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Fiscal 2004:
Basic EPS	$40,797	18,828	$2.17

Effect of dilutive employee stock options	—	668
Effect of dilutive $149,500, 6.0% convertible debt	5,891	4,629

Diluted EPS	$46,688	24,125	$1.94

Fiscal 2003:
Basic EPS	$39,590	18,324	$2.16

Effect of dilutive employee stock options	—	425
Effect of dilutive $149,500, 6.0% convertible debt	5,797	4,629

Diluted EPS	$45,387	23,378	$1.94

Fiscal 2002:
Basic EPS	$21,779	17,917	$1.22

Effect of dilutive employee stock options	—	716

Diluted EPS	$21,779	18,633	$1.17

The Company had additional employee stock options outstanding of 41, 529 and 128 during fiscal 2004, 2003 and 2002, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive. Additionally, the shares issuable upon the conversion of the $149,500, 6.0% convertible debt to common stock have been excluded from the computation of fiscal 2002 diluted EPS because they were anti-dilutive. The $133,000, 3.75% convertible subordinated notes have no current impact on the Company’s diluted EPS because conditions under which the notes may be converted have not been satisfied.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

A summary of option transactions for fiscal 2002, fiscal 2003 and fiscal 2004 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 28, 2001	3,066	$16.70	2,173	$16.47
Granted	338	24.67
Exercised	(339)	17.47
Canceled	(61)	17.97

Balance at April 27, 2002	3,004	$17.48	2,192	$16.44
Granted	387	23.88
Exercised	(389)	16.64
Canceled	(55)	20.56

Balance at April 26, 2003	2,947	$18.38	2,108	$16.76
Granted	386	30.84
Exercised	(635)	18.49
Canceled	(56)	22.74

Balance at April 24, 2004	2,642	$20.08	1,809	$16.87

The per share weighted-average fair value of options granted during fiscal years 2004, 2003 and 2002 was $16.71, $14.20 and $15.53, respectively.

The following table summarizes information about stock options outstanding at April 24, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Life	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$12.81 - $15.00	175	5.18	$14.18	175	$14.18
$15.50 - $15.50	1,157	4.13	15.50	1,157	15.50
$16.06 - $24.10	732	7.02	21.20	380	19.58
$24.36 - $59.84	578	8.52	29.64	97	27.40

	2,642	5.96	$20.08	1,809	$16.87

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

outstanding at that time were replaced with School Specialty, Inc. options under the School Specialty, Inc. 1998 Stock Incentive Plan. The option holders were in the same economic position immediately before and after the replacement of JuneBox.com, Inc. options with School Specialty, Inc. options. The vesting provisions and option period of the original grants were not changed.

NOTE 13—SEGMENT INFORMATION

The Company’s business activities are organized around two principal business segments, Traditional and Specialty, and operate principally in the United States, with limited Specialty segment operations in Canada. Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. While the segments serve a similar customer base, notable differences exist in products, gross margin and revenue growth rates. Products supplied within the Traditional segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Products supplied within the Specialty segment primarily target specific educational disciplines, such as art, industrial arts, physical education, sciences, and early childhood. This segment also supplies student academic planners, videos, DVDs, published educational materials and sound presentation equipment. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies. All intercompany transactions have been eliminated.

The following table presents segment information:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Revenues:
Traditional	$468,529	$472,459	$480,922
Specialty	438,974	397,571	286,465

Total	$907,503	$870,030	$767,387

Operating income and income before taxes:
Traditional	$47,312	$48,193	$54,075
Specialty	62,552	57,852	22,576

Total	109,864	106,045	76,651
Corporate expenses	23,745	20,098	19,107

Operating income	86,119	85,947	57,544
Interest expense and other	19,407	19,910	21,244

Income before taxes	$66,712	$66,037	$36,300

Identifiable assets (at fiscal year end):
Traditional	$260,232	$256,335	$249,926
Specialty	477,823	396,412	344,045

Total	738,055	652,747	593,971
Corporate assets (1)	94,552	83,588	79,671

Total	$832,607	$736,335	$673,642

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Depreciation and amortization of intangible assets and development costs:
Traditional	$3,374	$3,883	$4,003
Specialty	11,118	7,761	4,207

Total	14,492	11,644	8,210
Corporate	5,130	4,342	3,313

Total	$19,622	$15,986	$11,523

Expenditures for property, plant and equipment and development costs:
Traditional	$1,577	$1,285	$1,847
Specialty	7,467	4,512	2,802

Total	9,044	5,797	4,649
Corporate	4,656	6,448	8,064

Total	$13,700	$12,245	$12,713

(1)	Includes assets of NSI.

NOTE 14—ASSETS HELD FOR SALE

During fiscal 2003, the Company decided to close and market its Lufkin, Texas warehouse as part of a plan to reduce the number of warehouses and to align capacity and efficiency to better serve customers and reduce overall warehousing costs. The Company recorded an impairment loss, as a component of selling, general and administrative expenses, of $1,046, related to the closure. The facility is classified as held for sale on the April 26, 2003 consolidated balance sheet. During fiscal 2004, the Company entered into an agreement to sell the assets held for sale related to the Lufkin, Texas warehouse for a net sales price of $1,108.

NOTE 15—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for fiscal 2004 and fiscal 2003:

	Fiscal 2004 (1)
	First	Second	Third	Fourth	Total
Revenues	$304,430	$335,066	$106,609	$161,938	$907,503
Gross profit	127,929	135,865	42,304	68,581	374,679
Operating income (loss)	49,058	53,998	(11,801)	(5,136)	86,119
Net income (loss)	27,142	29,881	(10,106)	(6,120)	40,797

Per share amounts:
Basic	$1.46	$1.59	$(0.53)	$(0.32)	$2.17
Diluted	$1.21	$1.31	$(0.53)	$(0.32)	$1.94

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2004, APRIL 26, 2003 AND APRIL 27, 2002

(In Thousands, Except Per Share Amounts)

	Fiscal 2003 (1)
	First	Second	Third	Fourth	Total
Revenues	$298,027	$317,399	$110,554	$144,050	$870,030
Gross profit	124,491	129,909	42,715	60,748	357,863
Operating income (loss)	44,938	53,707	(9,517)	(3,181)	85,947
Net income (loss)	23,956	29,030	(8,541)	(4,855)	39,590

Per share amounts:
Basic	$1.32	$1.59	$(0.46)	$(0.26)	$2.16
Diluted	$1.08	$1.30	$(0.46)	$(0.26)	$1.94

(1)	The Company acquired several businesses during fiscal 2004 and fiscal 2003. The results of these businesses have been included in the quarterly financial data since the dates of acquisition.

The summation of quarterly net income per share may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

PART III

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the period covered by this annual report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective for the purposes set forth in the definition of the Exchange Act rules.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 10. Directors and Executive Officers of the Registrant

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 24, 2004, under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 24, 2004, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d)	We have adopted a Code of Ethics that applies to our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is posted on our internet website at www.schoolspecialty.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on our internet website.

Item 11. Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 24, 2004, under the captions “Executive Compensation,” “Employment Contracts and Related Matters,” “Non-Employee Director Compensation,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 24, 2004, under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 24, 2004, under the caption “Audit Committee Report,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements (See Part II, Item 8).

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 24, 2004 and April 26, 2003

Consolidated Statements of Operations for the fiscal years ended April 24, 2004, April 26, 2003 and April 27, 2002

Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 24, 2004, April 26, 2003 and April 27, 2002

Consolidated Statements of Cash Flows for the fiscal years ended April 24, 2004, April 26, 2003 and April 27, 2002

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedule (See Exhibit 99.1).

Schedule for the fiscal years ended April 24, 2004, April 26, 2003 and April 27, 2002: Schedule II – Valuation and Qualifying Accounts.

(a)(3)	Exhibits.

See (c) below.

(b)	Reports on Form 8-K.

The Company furnished one report on Form 8-K during the fourth quarter of fiscal 2004 as follows:

(1) Form 8-K dated February 10, 2004, furnished on February 10, 2004, under Items 7 and 12. The Company issued a press release announcing its fiscal 2004 third quarter financial results.

(c)	Exhibits.

See the Exhibit Index, which is incorporated by reference herein.

(d)	Financial Statements Excluded from Annual Report to Shareholders.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 8, 2004.

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

Name	Title	Date
/s/ David J. Vander Zanden	President, Chief Executive Officer and Director (Principal Executive Officer)	July 8, 2004
David J. Vander Zanden

/s/ Mary M. Kabacinski	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 8, 2004
Mary M. Kabacinski

/s/ Leo C. McKenna	Chairman of the Board	July 8, 2004
Leo C. McKenna

/s/ Jonathan J. Ledecky	Director	July 8, 2004
Jonathan J. Ledecky

/s/ Rochelle Lamm	Director	July 8, 2004
Rochelle Lamm

/s/ Jerome M. Pool	Director	July 8, 2004
Jerome M. Pool

/s/ Terry L. Lay	Director	July 8, 2004
Terry L. Lay

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Articles of Incorporation of School Specialty, Inc., incorporated herein by reference to Appendix B of the School Specialty, Inc. definitive Proxy Statement dated July 24, 2000.

3.2	Bylaws of School Specialty, Inc., incorporated herein by reference to Exhibit 3.2 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 26, 2003.

4.1	Pledge Agreement dated as of April 11, 2003 given by School Specialty, Inc. and the other pledgors named therein to Bank of America, N.A. as Administrative Agent, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 26, 2003.

4.2	Amended and Restated Security Agreement dated as of April 11, 2003 given by School Specialty, Inc. and the other grantors named therein to Bank of America, N.A. as Administrative Agent, incorporated herein by reference to Exhibit 4.2 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 26, 2003.

4.3	Indenture dated as of July 30, 2001 between the Company and BNY Midwest Trust Company as Trustee, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Report on Form 10-Q for the period ended July 28, 2001.

4.4	Registration Agreement dated as of July 30, 2001 between the Company and Salomon Smith Barney, incorporated herein by reference to Exhibit 4.4 of School Specialty, Inc.’s Report on Form 10-Q for the period ended July 28, 2001.

4.5	Amended and Restated Credit Agreement dated as of April 11, 2003 among School Specialty, Inc., certain subsidiaries and affiliates of School Specialty, Inc. and the lenders named therein, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s current report Form 8-K dated May 2, 2003.

4.6	Amendment No. 1 to Amended and Restated Credit Agreement dated as of July 11, 2003, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 26, 2003.

4.7	Amendment No. 2 to Amended and Restated Credit Agreement dated as of May 27, 2004.

4.8	Registration Rights Agreement dated as of July 18, 2003 between the Company and Citigroup Global Markets Inc., incorporated herein by reference to Exhibit 4.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 26, 2003.

4.9	Indenture dated as of July 18, 2003 between the Company and BNY Midwest Trust Company as Trustee, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 26, 2003.

4.10	Certain other long-term debt as described in the Notes to Consolidated Financial Statements. School Specialty, Inc. agrees to furnish the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in the Notes to Consolidated Financial Statements and not filed herewith.

INDEX TO EXHIBITS

Exhibit Number	Document Description
10.1*	Employment Agreement dated September 3, 1999 between Mary M. Kabacinski and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 23, 1999.

10.2*	Employment Agreement dated March 26, 2001 between A. Brent Pulsipher and School Specialty, Inc., incorporated herein by reference to Exhibit 10.8 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 28, 2001.

10.3*	Employment Agreement dated November 5, 2002, effective September 1, 2002, between David J. Vander Zanden and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.4*	Employment Agreement dated November 5, 2002 between Stephen R. Christiansen and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.5*	Employment Agreement Amendment dated September 11, 2002, effective June 1, 2002, between A. Brent Pulsipher and School Specialty, Inc., incorporated herein by reference to Exhibit 10.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.6*	Executive Term Life Insurance Plan for David J. Vander Zanden, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 25, 2003.

10.7*	Employment Agreement Amendment dated June 3, 2004, between A. Brent Pulsipher and School Specialty, Inc.

10.8*	Amended and Restated 1998 Stock Incentive Plan, amended as of December 18, 2002, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Form S-8 filed on December 20, 2002.

10.9*	2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Form S-8 filed on December 20, 2002.

10.10*	School Specialty, Inc. Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.7 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2002.

10.11	Receivables Purchase Agreement dated November 22, 2000, incorporated herein by reference to Exhibit 10.1(a) of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 27, 2001.

10.12	Amendment No. 1 to the Receivables Purchase Agreement dated as of January 1, 2001, incorporated herein by reference to Exhibit No. 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

10.13	Amendment No. 2 to the Receivables Purchase Agreement dated as of July 13, 2001, incorporated herein by reference to Exhibit No. 10.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

INDEX TO EXHIBITS

Exhibit Number	Document Description
10.14	Amendment No. 3 to the Receivables Purchase Agreement dated as of November 20, 2001, incorporated herein by reference to Exhibit No. 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 27, 2001.

10.15	Amendment No. 4 to the Receivables Purchase Agreement dated as of May 2, 2002, incorporated herein by reference to Exhibit 10.12 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2002.

10.16	Receivables Sale Agreement dated November 22, 2000, incorporated herein by reference to Exhibit 10.1(b) of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 27, 2001.

10.17	Amendment No. 1 to the Receivables Sale Agreement dated as of July 13, 2001 and incorporated herein by reference to Exhibit No. 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

10.18	Amendment No. 5 to the Receivables Purchase Agreement dated November 19, 2002, incorporated herein by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.19	Amendment No. 6 to the Receivables Purchase Agreement dated April 11, 2003, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s current report Form 8-K dated May 2, 2003.

10.20	Amendment No. 2 to the Receivables Sale Agreement dated April 11, 2003, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s current report Form 8-K dated May 2, 2003.

10.21	Amendment No. 7 to the Receivables Purchase Agreement dated November 17, 2003, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 25, 2003.

10.22	Amendment No. 8 to the Receivables Purchase Agreement dated March 31, 2004.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004.

16.1	Letter from Arthur Andersen LLP dated June 11, 2002 to the SEC incorporated herein by reference to Exhibit 16.1 of School Specialty, Inc.’s current report on Form 8-K dated June 11, 2002.

21.1	Subsidiaries of School Specialty, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Financial Officer.

INDEX TO EXHIBITS

Exhibit Number	Document Description
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

99.1	Schedule II - Valuation and Qualifying Accounts.

99.2	Forward-Looking Statements

*	Management contract or compensatory plan or arrangement.