Form 10-Q
period 2004-07-24
SCHOOL SPECIALTY INC
filed 2004-08-30
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 24, 2004.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 26, 2004
Common Stock, $0.001 par value	22,653,351

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 24, 2004

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 24, 2004	April 24, 2004	July 26, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,276	$2,369	$4,789
Accounts receivable, less allowance for doubtful accounts of $7,282, $6,627 and $3,174, respectively	202,032	52,995	183,771
Inventories	155,853	139,786	135,223
Deferred catalog costs	8,430	15,578	10,363
Prepaid expenses and other current assets	13,256	12,491	10,972
Deferred taxes	5,757	5,757	4,324

Total current assets	389,604	228,976	349,442
Property, plant and equipment, net	64,663	65,294	62,568
Goodwill	463,949	462,039	437,415
Intangible assets, net	55,593	55,657	46,164
Other	20,120	20,641	8,882

Total assets	$993,929	$832,607	$904,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$498	$524	$535
Accounts payable	100,970	58,225	109,959
Accrued compensation	8,983	13,840	9,151
Deferred revenue	7,341	7,018	8,400
Accrued income taxes	14,798	—	15,730
Other accrued liabilities	24,417	17,368	19,511

Total current liabilities	157,007	96,975	163,286
Long-term debt - less current maturities	380,496	314,104	356,233
Deferred taxes	42,553	42,553	28,561
Other liabilities	651	—	—

Total liabilities	580,707	453,632	548,080

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized and 19,102,523, 19,069,987 and 18,758,657 shares issued and outstanding, respectively	19	19	19
Capital paid-in excess of par value	231,156	230,258	222,581
Accumulated other comprehensive income	6,957	5,607	4,355
Retained earnings	175,090	143,091	129,436

Total shareholders’ equity	413,222	378,975	356,391

Total liabilities and shareholders’ equity	$993,929	$832,607	$904,471

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended
	July 24, 2004	July 26, 2003
Revenues	$337,759	$304,430
Cost of revenues	192,355	176,501

Gross profit	145,404	127,929
Selling, general and administrative expenses	88,287	78,871

Operating income	57,117	49,058

Other (income) expense:
Interest expense	4,754	4,211
Interest income	(25)	(32)
Other	341	420

Income before provision for income taxes	52,047	44,459
Provision for income taxes	20,047	17,317

Net income	$32,000	$27,142

Weighted average shares outstanding:
Basic	19,084	18,611
Diluted	24,508	23,744

Net income per share:
Basic	$1.68	$1.46
Diluted	$1.37	$1.21

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended
	July 24, 2004	July 26, 2003
Cash flows from operating activities:
Net income	$32,000	$27,142
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	4,333	4,335
Amortization of development costs	832	207
Amortization of debt fees and other	473	706
Gain on disposal of property and equipment	(15)	(7)
Net borrowings under accounts receivable securitization facility	—	4,000
Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	(149,020)	(138,981)
Inventories	(16,113)	(23,304)
Deferred catalog costs	7,147	7,082
Prepaid expenses and other current assets	(817)	(2,217)
Accounts payable	42,786	51,053
Accrued liabilities	16,803	17,710

Net cash used in operating activities	(61,591)	(52,274)

Cash flow from investing activities:
Cash paid in acquisitions, net of cash acquired	(75)	(9,558)
Additions to property, plant and equipment	(2,799)	(1,659)
Investment in development costs	(922)	(795)
Proceeds from business dispositions	193	—
Proceeds from disposal of property and equipment	18	1,113

Net cash used in investing activities	(3,585)	(10,899)

Cash flows from financing activities:
Proceeds from bank borrowings	122,200	170,300
Repayment of debt and capital leases	(55,834)	(216,939)
Proceeds from convertible debt offering	—	110,000
Payment of debt fees and other	—	(3,123)
Proceeds from exercise of stock options	717	5,335

Net cash provided by financing activities	67,083	65,573

Net increase in cash and cash equivalents	1,907	2,400
Cash and cash equivalents, beginning of period	2,369	2,389

Cash and cash equivalents, end of period	$4,276	$4,789

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

The Company entered into one business combination in the three months ended July 26, 2003, which was paid for using cash. The fair values of the assets and liabilities of the acquired company are presented as follows:

For the Three Months Ended July 26, 2003
Accounts receivable	$250
Inventories	1,835
Prepaid expenses and other current assets	200
Property and equipment	344
Goodwill	5,582
Intangible assets	3,494
Capital lease obligations	(52)
Accounts payable	(1,566)
Accrued liabilities	(529)

Net assets acquired	$9,558

No business combinations were entered into during the three months ended July 24, 2004. Fiscal 2005 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities of $75 represents the payment of a fiscal 2004 payable to selling shareholders.

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at April 24, 2004 has been derived from the Company’s audited financial statements for the fiscal year ended April 24, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 24, 2004.

NOTE 2 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity during the three months ended July 24, 2004, were as follows:

Shareholders’ equity balance at April 24, 2004	$378,975
Net income	32,000
Issuance of common stock in conjunction with stock option exercises	717
Tax benefit on option exercises	181
Foreign currency translation adjustment	1,349

Shareholders’ equity balance at July 24, 2004	$413,222

Comprehensive income for the periods presented in the consolidated statements of operations was as follows:

	For the Three Months Ended
	July 24, 2004	July 26, 2003
Net income	$32,000	$27,142
Foreign currency translation adjustment	1,349	1,206

Total comprehensive income	$33,349	$28,348

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 3 – EARNINGS PER SHARE AND EMPLOYEE STOCK PLANS

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended July 24, 2004:
Basic EPS	$32,000	19,084	$1.68

Effect of dilutive stock options	—	794
Effect of convertible debt	1,469	4,630

Diluted EPS	$33,469	24,508	$1.37

Three month ended July 26, 2003:
Basic EPS	$27,142	18,611	$1.46

Effect of dilutive stock options	—	503
Effect of convertible debt	1,474	4,630

Diluted EPS	$28,616	23,744	$1.21

The Company had additional stock options outstanding during the three months ended July 24, 2004 and July 26, 2003 of 116 and 297, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

Employee Stock Plans

The Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the exercise price of the options is equal to the market price on the date of grant, no compensation expense has been recognized for the options granted to employees and directors. Had compensation expense related to the Company’s stock option grants to employees and directors been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been impacted as indicated in the following table:

	For the Three Months Ended
	July 24, 2004	July 26, 2003
Net income, as reported	$32,000	$27,142
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(721)	(675)

Pro forma net income	$31,279	$26,467

EPS:
As reported:
Basic	$1.68	$1.46
Diluted	$1.37	$1.21

Pro forma:
Basic	$1.64	$1.42
Diluted	$1.34	$1.18

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended
	July 24, 2004	July 26, 2003
Expected life of option	5.5 years	7 years
Risk free interest rate	4.20%	2.81%
Expected volatility of stock	49.28%	52.85%

The weighted-average fair value of options granted was $17.87 and $15.50 during the three months ended July 24, 2004 and July 26, 2003, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, excluding goodwill:

July 24, 2004	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$37,101	$(4,783)	$32,318
Non-compete agreements	6,956	(2,318)	4,638
Tradenames and trademarks	2,304	(103)	2,201
Order backlog and other	558	(175)	383

Total amortizable intangible assets	46,919	(7,379)	39,540
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	3,353	—	3,353

Total non-amortizable intangible assets	16,053	—	16,053

Total intangible assets	$62,972	$(7,379)	$55,593

April 24, 2004	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$37,101	$(4,189)	$32,912
Non-compete agreements	6,956	(2,090)	4,866
Tradenames and trademarks	2,722	(58)	2,664
Order backlog and other	558	(165)	393

Total amortizable intangible assets	47,337	(6,502)	40,835
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$62,159	$(6,502)	$55,657

July 26, 2003	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$27,273	$(2,397)	$24,876
Non-compete agreements	6,309	(1,573)	4,736
Order backlog and other	2,078	(538)	1,540

Total amortizable intangible assets	35,660	(4,508)	31,152
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,312	—	2,312

Total non-amortizable intangible assets	15,012	—	15,012

Total intangible assets	$50,672	$(4,508)	$46,164

Intangible amortization expense included in selling, general and administrative expenses for the three months ended July 24, 2004 and July 26, 2003 was $877 and $916, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Estimated intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2005 is estimated to be:

Fiscal 2005 (nine months remaining)	$2,600
Fiscal 2006	3,368
Fiscal 2007	3,219
Fiscal 2008	3,063
Fiscal 2009	2,943
Fiscal 2010	2,936

The following information presents changes to goodwill during the period beginning July 27, 2003 through July 24, 2004:

Segment	Balance at July 26, 2003	Acquisitions	Adjustments	Balance at April 24, 2004	Acquisitions	Adjustments	Balance at July 24, 2004
Traditional	$164,942	$—	$201	$165,143	$—	$—	$165,143
Specialty	272,473	22,660	1,763	296,896	—	1,910	298,806

Total	$437,415	$22,660	$1,964	$462,039	$—	$1,910	$463,949

The Traditional segment adjustments during the period July 27, 2003 to April 24, 2004 of $201 primarily relates to the final allocation of purchase price associated with the fiscal 2003 acquisition of the remaining wholesale operations of J.L. Hammett. The Specialty segment adjustments during the period July 27, 2003 to April 24, 2004 of $1,763 are comprised of $829 related to foreign currency translation, $525 related to final purchase accounting adjustments for ABC School Supply and $409 related to other final purchase price and purchase accounting adjustments. The Specialty segment adjustments during the three months ended July 24, 2004 of $1,910 are comprised of $1,236 related to foreign currency translation, $576 related to final purchase accounting adjustments for Select Agendas and $98 related to purchase accounting adjustments for Califone Holding Inc.

NOTE 5 – BUSINESS COMBINATION

On May 30, 2003, the Company acquired the stock of Select Agendas, a Canadian-based company, for an initial aggregate purchase price, net of cash acquired, of $9,558. Subsequent to July 26, 2003, the Company finalized the purchase price and paid an additional $7,665 for the acquisition. This transaction was funded in cash through borrowings under the Company’s credit facility. The business operates from Montreal, Quebec and primarily markets student agenda products to customers in both the United States and Canada. The acquisition is expected to create synergies with our existing agenda business. The purchase price allocation resulted in goodwill of $13,723 and intangible assets of $3,075, consisting primarily of order backlog and customer relationships. The results of this acquisition and the related goodwill have been included in the Specialty segment results since the date of acquisition.

Pro forma results of operations of the Company for the three months ended July 26, 2003 have not been reported for Select Agendas as this acquisition is not considered significant.

NOTE 6 – SEGMENT INFORMATION

The Company’s business activities are organized around two principal business segments, Traditional and Specialty, and operate principally in the United States, with limited Specialty segment operations in Canada. Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. While the segments serve a similar customer base, notable differences exist in products, selling and marketing approaches, gross margin, operating expenses and revenue growth rates. Products supplied within the Traditional segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Products supplied within the Specialty segment target specific educational disciplines, such as art, industrial arts, physical education, sciences and early childhood. This segment also supplies student academic planners, videos, DVDs, published educational materials and sound presentation equipment. All intercompany transactions have been eliminated.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table presents segment information:

	Three Months Ended
	July 24, 2004	July 26, 2003
Revenues:
Traditional	$162,783	$158,937
Specialty	174,976	145,493

Total	$337,759	$304,430

Operating income and income before taxes:
Traditional	$22,344	$20,663
Specialty	39,737	33,763

Total	62,081	54,426
Corporate expenses	4,964	5,368

Operating income	57,117	49,058
Interest expense and other	5,070	4,599

Income before taxes	$52,047	$44,459

Identifiable assets (at quarter end):
Traditional	$279,253	$280,108
Specialty	472,916	406,896

Total	752,169	687,004
Corporate assets	241,760	217,467

Total	$993,929	$904,471

Depreciation and amortization of intangible assets and development costs:
Traditional	$876	$911
Specialty	3,202	2,368

Total	4,078	3,279
Corporate	1,087	1,263

Total	$5,165	$4,542

Expenditures for property, plant and equipment and development costs:
Traditional	$1,116	$141
Specialty	1,466	1,367

Total	2,582	1,508
Corporate	1,139	946

Total	$3,721	$2,454

NOTE 7 – CONVERTIBLE DEBT

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

NOTE 8 – SUBSEQUENT EVENT

On August 5, 2004, the Company called for the redemption of its $149,500, 6.0% convertible subordinated notes effective August 20, 2004. During the period August 5, 2004 through August 19, 2004, the holders of the notes exercised their right to convert $114,657 of the notes into 3,551 shares of the Company’s common stock. On August 20, 2004, the remaining $34,843 in aggregate principal amount of these notes were redeemed for the contractual redemption price of $36,038. The Company recognized pre-tax expense of $1,838 on August 20, 2004 related to the write-off of deferred financing costs of $643 and the premium upon redemption of the notes of $1,195.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Results of Operations

The following table sets forth various items as a percentage of revenues on a historical basis concerning our results of operations for the three months ended July 24, 2004 and July 26, 2003.

	Three Months Ended
	July 24, 2004	July 26, 2003
Revenues	100.0%	100.0%
Cost of revenues	57.0	58.0

Gross profit	43.0	42.0
Selling, general and administrative expenses	26.1	25.9

Operating income	16.9	16.1
Interest expense, net	1.4	1.4
Other expense	0.1	0.1

Income before provision for income taxes	15.4	14.6
Provision for income taxes	5.9	5.7

Net income	9.5%	8.9%

Three Months Ended July 24, 2004 Compared to Three Months Ended July 26, 2003

Revenues

Revenues increased 10.9% from $304.4 million for the three months ended July 26, 2003, to $337.8 million for the three months ended July 24, 2004. The growth in revenues was primarily attributable to acquired businesses, supplemented by organic revenue growth in both the Traditional and Specialty segments. Traditional segment revenues increased 2.4% from $158.9 million to $162.8 million, primarily due to an improving economic environment that has helped to reduce pressure on some state and local budgets. Specialty segment revenues increased 20.3% or $29.5 million from $145.5 million to $175.0 million, primarily driven by the fiscal 2004 acquisitions of Children’s Publishing and Califone Holding Inc., as well as increases in existing businesses due to the improved economic and funding environment.

Gross Profit

Gross profit increased 13.7% from $127.9 million for the three months ended July 26, 2003 to $145.4 million for the three months ended July 24, 2004. The increase in gross profit was due to an increase in revenues and improved gross margins, combined with a shift in revenues to the higher gross margin Specialty segment. In the three months ended July 24, 2004, Specialty segment revenues accounted for 51.8% of total revenues, up from 47.8% for the three months ended July 26, 2003. Gross margin expanded 100 basis points from 42.0% for the three months ended July 26, 2003 to 43.0% for the three months ended July 24, 2004. The gross margin expansion was primarily related to a shift in revenue mix to higher margin specialty products, as well as an improvement in gross margin in both the Specialty and Traditional segments. The increase in gross margin in the Specialty segment from 51.7% for the three months ended July 26, 2003 to 52.1% for the three months ended July 24, 2004 was primarily driven by higher gross margins from acquired businesses. The increase in gross margin in the Traditional segment from 33.2% for the three months ended July 26, 2003 to 33.4% for the three months ended July 24, 2004 was primarily driven by a less competitive pricing environment, particularly in the bid and furniture portions of the traditional business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include selling expenses, the most significant component of which is sales wages and commissions; operations expenses, which includes customer service, warehouse and warehouse shipments transportation costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; and depreciation and intangible asset amortization expense.

SG&A increased 20 basis points, as a percent of revenues, from $78.9 million or 25.9% of revenues for the three months ended July 26, 2003, to $88.3 million or 26.1% of revenues for the three months ended July 24, 2004. The increase in SG&A primarily resulted from the fiscal 2004 Children’s Publishing and Califone Holding Inc. acquisitions, as well as an increase in revenue mix toward the Specialty segment, which generally has higher marketing costs than the Traditional segment. These increases were partially offset by modest reductions in SG&A expenses as a percentage of revenues within the Traditional segment. Traditional segment SG&A decreased $0.1 million from $32.1 million or 20.2% of revenues to $32.0 million or 19.7% of revenues. The decrease in SG&A and SG&A as a percent of revenues was primarily driven by a reduction in selling expenses as well as efficiencies obtained from supply chain optimization efforts. Specialty segment SG&A increased $10.0 million from $41.4 million or 28.5% of revenues to $51.4 million or 29.3% of revenues. The increase in SG&A was primarily due to an increase in revenues and costs from acquired operations. The increase in SG&A as a percent of revenues was primarily driven by expenses related to acquired businesses as well as higher marketing costs.

Interest Expense

Net interest expense increased $0.5 million from $4.2 million or 1.4% of revenues for the three months ended July 26, 2003 to $4.7 million or 1.4% of revenues for the three months ended July 24, 2004. The increase in interest expense was primarily due to an increase in average debt outstanding, partially offset by a modest reduction in our effective borrowing rate.

Other Expense

Other expense was $0.3 million in fiscal 2005’s first quarter, compared to $0.4 million in fiscal 2004’s first quarter. Other expense in the first quarter of fiscal 2005 and fiscal 2004 primarily represented the discount and loss on the accounts receivable securitization of $0.3 million, respectively.

Provision for Income Taxes

Provision for income taxes for the three months ended July 24, 2004 increased $2.7 million over the three months ended July 26, 2003. The increase was due to higher pre-tax income, partially offset by a reduction in the effective income tax rate from 39.0% to 38.5%. The reduction in the effective income tax rate was primarily due to lower effective state tax rates, resulting from effective state tax planning. The higher effective tax rate of 38.5%, compared to the federal statutory rate of 35%, was primarily due to state income taxes.

Liquidity and Capital Resources

At July 24, 2004, we had working capital of $232.6 million. Our capitalization at July 24, 2004 was $794.2 million and consisted of total debt of $381.0 million and shareholders’ equity of $413.2 million.

On April 11, 2003 we amended and extended our revolving credit facility with Bank of America, N.A., acting as agent. The new credit agreement matures on April 11, 2006 and provides for $250 million of availability. The amount outstanding as of July 24, 2004 under the credit facility was $80.9 million. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. As of July 24, 2004, our effective interest rate on borrowings under our credit facility was approximately 4.52%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During the three months ended July 24, 2004, we paid commitment fees on unborrowed funds under the credit facility of 42.5 basis points and amortized loan origination fee costs of $0.1 million related to the credit facility.

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

Net cash used in operating activities increased $9.3 million from $52.3 million to $61.6 million for the first quarter of fiscal 2004 and fiscal 2005, respectively. This net use of cash by operating activities during the period is indicative of the highly seasonal nature of our business, with sales occurring in the first and second quarters of the fiscal year and cash receipts in the second and third quarters. Fiscal 2005’s first quarter use of cash increased as compared to the first quarter of fiscal 2004 primarily due to increased accounts receivable, driven by the increase in revenues over these periods.

Net cash used in investing activities for the first quarter of fiscal 2005 was $3.6 million as compared with $10.9 million in fiscal 2004’s first quarter. Additions to property, plant and equipment increased $1.1 million from $1.7 million for the three months ended July 26, 2003 to $2.8 million for the three months ended July 24, 2004, primarily consisting of computer hardware and software and distribution equipment related to the continued implementation of our new business systems. Fiscal 2004 cash paid in acquisitions represents the $9.6 million payment for the acquisition of Select Agendas. Fiscal 2004’s proceeds from the disposal of property and equipment include net proceeds of $1.1 million from the sale of our Lufkin, Texas warehouse.

Net cash provided by financing activities increased $1.5 million from $65.6 million in the first quarter of fiscal 2004 to $67.1 million in the first quarter of fiscal 2005, primarily consisting of borrowings to fund working capital needs. In the first quarter of fiscal 2004, $110 million in initial proceeds from the July 2003 convertible debt offering were used to repay debt outstanding under the credit facility. Fees associated with the initial offering were approximately $3.1 million.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations.

Off Balance Sheet Arrangements

We currently have a $100 million accounts receivable securitization facility which expires in November 2004 and may be extended further with the financial institution’s consent. At July 24, 2004, $50 million was advanced under the receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the three months ended July 24, 2004 were $0.3 million and are included in other expenses in our consolidated statement of operations.

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

Forward-Looking Statements

Statements in this Quarterly Report which are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) certain statements made under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,

including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, future acquisitions, capital expenditures and adequacy of capital resources; (2) certain statements included or incorporated by reference in our future filings with the Securities and Exchange Commission; and (3) certain information contained in written material, releases and oral statements issued by, or on behalf of School Specialty including, without limitation, statements with respect to projected revenues, costs, earnings and earnings per share. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues” or similar expressions.

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by or on behalf of us, in this Quarterly Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the factors identified in Exhibit 99.2 to our Form 10-K for the fiscal year ended April 24, 2004.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in quantitative and qualitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended April 24, 2004.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the period covered by this quarterly report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective for the purposes set forth in the definition of the Exchange Act rules.

Changes in Internal Control

There have not been any changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. Other Items

In June 2004, the Emerging Issues Task Force reached a tentative conclusion that contingently convertible debt instruments should be included in diluted earnings per share computations regardless of whether the market price trigger or other contingent features have been met. The tentative conclusion is currently subject to comment. A final consensus could be reached in September 2004, and such final consensus is anticipated to be effective for School Specialty’s fiscal 2005 third quarter. If the tentative conclusion is adopted, the Company’s $133.0 million, 3.75% convertible subordinated notes will be required to be included in our diluted earnings per share computation. Had the shares issuable upon conversion of the $133.0 million, 3.75% convertible subordinated notes been included in our diluted earnings per share computation for the three months ended July 24, 2004, our diluted earnings per share would have been reduced by $0.14.

On August 25, 2004, Standard & Poor’s Ratings Services revised its outlook for the Company to positive from stable. The outlook revision was based on the Company’s improved financial profile following the conversion and redemption of the Company’s $149.5 million, 6.0% convertible subordinated notes.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

See the Exhibit Index, which is incorporated herein by reference.

(b)	Reports on Form 8-K.

The Company filed or furnished two reports on Form 8-K during the quarter covered by this report as follows:

(1)	Form 8-K dated June 8, 2004, furnished on June 8, 2004, under Items 7 and 12. The Company issued a press release announcing its 2004 fourth quarter and fiscal year ended April 24, 2004 financial results.

(2)	Form 8-K dated June 17, 2004, filed on June 21, 2004, under Items 5 and 7. The Company issued a press release announcing the appointment of Terry L. Lay to its Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

08/30/04 Date	/s/ David J. Vander Zanden
David J. Vander Zanden
President and Chief Executive Officer
(Principal Executive Officer)

08/30/04 Date	/s/ Mary M. Kabacinski
Mary M. Kabacinski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Consent to Amended and Restated Credit Agreement dated as of July 30, 2004.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.