Form 10-Q
period 2004-10-23
SCHOOL SPECIALTY INC
filed 2004-11-30
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 23, 2004.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 26, 2004
Common Stock, $0.001 par value	22,711,384

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 23, 2004

		Page Number
PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at October 23, 2004, April 24, 2004, and October 25, 2003	1

	Condensed Consolidated Statements of Operations for the Three Months Ended October 23, 2004 and October 25, 2003 and for the Six Months Ended October 23, 2004 and October 25, 2003	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 23, 2004 and October 25, 2003	3

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

ITEM 6.	EXHIBITS	17

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 23, 2004	April 24, 2004	October 25, 2003
ASSETS
Current assets:
Cash and cash equivalents	$7,649	$2,369	$16,699
Accounts receivable, less allowance for doubtful accounts of $6,240, $6,627 and $3,184, respectively	167,453	52,995	153,829
Inventories	119,810	139,786	80,282
Deferred catalog costs	14,682	15,578	8,435
Prepaid expenses and other current assets	15,207	12,491	12,530
Deferred taxes	5,757	5,757	4,324

Total current assets	330,558	228,976	276,099
Property, plant and equipment, net	62,933	65,294	60,638
Goodwill	472,704	462,039	440,728
Intangible assets, net	63,462	55,657	44,659
Other	17,675	20,641	9,064

Total assets	$947,332	$832,607	$831,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$63,476	$524	$557
Accounts payable	65,299	58,225	50,915
Accrued compensation	13,145	13,840	15,578
Deferred revenue	4,025	7,018	3,361
Accrued income taxes	29,648	—	23,637
Other accrued liabilities	18,101	17,368	17,303

Total current liabilities	193,694	96,975	111,351
Long-term debt - less current maturities	149,988	314,104	299,912
Deferred taxes	42,553	42,553	28,546
Other liabilities	574	—	—

Total liabilities	386,809	453,632	439,809

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized and 22,705,134, 19,069,987 and 18,849,524 shares issued and outstanding, respectively	23	19	19
Capital paid-in excess of par value	345,177	230,258	224,633
Accumulated other comprehensive income	9,673	5,607	7,410
Retained earnings	205,650	143,091	159,317

Total shareholders’ equity	560,523	378,975	391,379

Total liabilities and shareholders’ equity	$947,332	$832,607	$831,188

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	October 23, 2004	October 25, 2003	October 23, 2004	October 25, 2003
Revenues	$361,458	$335,066	$699,217	$639,496
Cost of revenues	215,249	199,201	407,604	375,702

Gross profit	146,209	135,865	291,613	263,794
Selling, general and administrative expenses	90,791	81,867	179,078	160,738

Operating income	55,418	53,998	112,535	103,056

Other (income) expense:
Interest expense	3,485	4,803	8,240	9,014
Interest income	(56)	(4)	(81)	(36)
Other	579	252	919	672
Redemption costs and fees for convertible debt redemption	1,839	—	1,839	—

Income before provision for income taxes	49,571	48,947	101,618	93,406
Provision for income taxes	19,012	19,066	39,059	36,383

Net income	$30,559	$29,881	$62,559	$57,023

Weighted average shares outstanding:
Basic	21,734	18,796	20,409	18,703
Diluted	23,923	24,021	24,217	23,885

Net income per share:
Basic	$1.41	$1.59	$3.07	$3.05
Diluted	$1.30	$1.31	$2.66	$2.51

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended
	October 23, 2004	October 25, 2003
Cash flows from operating activities:
Net income	$62,559	$57,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,756	8,903
Amortization of development costs	1,932	429
Amortization of debt fees and other	818	1,401
Loss on redemption of convertible debt	1,839	—
Gain on disposal of property, plant and equipment	(35)	(4)
Net borrowings under accounts receivable securitization facility	—	4,000
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	(112,621)	(108,525)
Inventories	23,443	32,757
Deferred catalog costs	1,994	9,010
Prepaid expenses and other current assets	(2,504)	(3,944)
Accounts payable	5,264	(8,093)
Accrued liabilities	26,283	24,754

Net cash provided by operating activities	17,728	17,711

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(19,149)	(9,558)
Additions to property, plant and equipment	(4,965)	(3,081)
Proceeds from disposal of property, plant and equipment	32	1,123
Investment in development costs	(2,730)	(2,021)
Proceeds from business dispositions	193	—

Net cash used in investing activities	(26,619)	(13,537)

Cash flows from financing activities:
Proceeds from bank borrowings	358,000	259,400
Repayment of debt and capital leases	(309,667)	(385,348)
Proceeds from convertible debt offering	—	133,000
Redemption of convertible debt	(34,843)	—
Premium on redemption of convertible debt	(1,195)	—
Payment of debt fees and other	—	(3,979)
Proceeds from exercise of stock options	1,876	7,063

Net cash provided by financing activities	14,171	10,136

Net increase in cash and cash equivalents	5,280	14,310
Cash and cash equivalents, beginning of period	2,369	2,389

Cash and cash equivalents, end of period	$7,649	$16,699

Non-cash financing activities:
Conversion of convertible debt into common stock	$114,657	$—

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

The Company entered into certain business combinations in the six months ended October 23, 2004 and October 25, 2003, which were paid for using cash. The fair values of the assets and liabilities of the acquired companies at the date of acquisition are presented as follows:

	For the Six Months Ended
	October 23, 2004	October 25, 2003
Accounts receivable	$1,339	$250
Inventories	2,228	1,835
Prepaid expenses and other current assets	1,180	200
Property, plant and equipment	257	344
Other assets	132	—
Goodwill	6,290	5,582
Intangible assets	10,162	3,494
Capital lease obligations	(3)	(52)
Accounts payable	(1,802)	(1,566)
Accrued liabilities	(709)	(529)

Net assets acquired	$19,074	$9,558

Fiscal 2005 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes the payment of $75 to the selling shareholders of Select Agendas.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

On October 13, 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board adopted EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” Under the provisions of EITF Issue No. 04-8, contingently convertible debt instruments are to be included in diluted earnings per share computations regardless of whether the market price trigger or other contingent features have been met. Consequently, the Company’s $133,000, 3.75% convertible subordinated notes, under their current terms, will be required to be included in our diluted earnings per share computation for periods ending after December 15, 2004 which will require a restatement of prior periods’ diluted earnings per share to the extent the instrument is not anti-dilutive.

NOTE 3 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity during the six months ended October 23, 2004, were as follows:

Shareholders’ equity balance at April 24, 2004	$378,975
Net income	62,559
Issuance of common stock in conjunction with conversion of convertible debt	114,657
Convertible debt conversion fees	(2,117)
Issuance of common stock in conjunction with stock option exercises	1,876
Tax benefit on option exercises	507
Foreign currency translation adjustment	4,066

Shareholders’ equity balance at October 23, 2004	$560,523

Comprehensive income for the periods presented in the consolidated statements of operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	October 23, 2004	October 25, 2003	October 23, 2004	October 25, 2003
Net income	$30,559	$29,881	$62,559	$57,023
Foreign currency translation adjustment	2,717	3,055	4,066	4,261

Total comprehensive income	$33,276	$32,936	$66,625	$61,284

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 4 – EARNINGS PER SHARE AND EMPLOYEE STOCK PLANS

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended October 23, 2004:
Basic EPS	$30,559	21,734	$1.41

Effect of dilutive stock options	—	815
Effect of convertible debt	422	1,374

Diluted EPS	$30,981	23,923	$1.30

Three month ended October 25, 2003:
Basic EPS	$29,881	18,796	$1.59

Effect of dilutive stock options	—	595
Effect of convertible debt	1,474	4,630

Diluted EPS	$31,355	24,021	$1.31

Six months ended October 23, 2004:
Basic EPS	$62,559	20,409	$3.07

Effect of dilutive stock options	—	806
Effect of convertible debt	1,891	3,002

Diluted EPS	$64,450	24,217	$2.66

Six month ended October 25, 2003:
Basic EPS	$57,023	18,703	$3.05

Effect of dilutive stock options	—	552
Effect of convertible debt	2,948	4,630

Diluted EPS	$59,971	23,885	$2.51

The Company had additional stock options outstanding during the periods presented of 45 and 53 for the three months ended October 23, 2004 and October 25, 2003, respectively, and 45 and 353 for the six months ended October 23, 2004 and October 25, 2003, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive. The effect of convertible debt on the Company’s diluted EPS relates to the Company’s 6% convertible subordinated notes due in full on August 1, 2008, which were redeemed and/or converted during August 2004.

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

	For the Three Months Ended		For the Six Months Ended
	October 23, 2004	October 25, 2003	October 23, 2004	October 25, 2003
Net income, as reported	$30,559	$29,881	$62,559	$57,023
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(734)	(639)	(1,493)	(1,314)

Pro forma net income	$29,825	$29,242	$61,066	$55,709

EPS:
As reported:
Basic	$1.41	$1.59	$3.07	$3.05
Diluted	$1.30	$1.31	$2.66	$2.51

Pro forma:
Basic	$1.37	$1.56	$2.99	$2.98
Diluted	$1.26	$1.28	$2.60	$2.46

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
	October 23, 2004	October 25, 2003	October 23, 2004	October 25, 2003
Expected life of option	5.5 years	7.0 years	5.5 years	7.0 years
Risk free interest rate	3.57%	4.04%	4.02%	2.99%
Expected volatility of stock	48.53%	52.30%	49.06%	52.77%

The weighted-average fair value of options granted was $16.81 and $15.72 during the three months ended October 23, 2004 and October 25, 2003, respectively, and was $17.56 and $15.53 during the six months ended October 23, 2004 and October 25, 2003, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, excluding goodwill:

October 23, 2004	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$39,002	$(5,483)	$33,519
Non-compete agreements	7,105	(2,478)	4,627
Copyrighted materials	6,500	(47)	6,453
Tradenames and trademarks	3,673	(159)	3,514
Other	726	(199)	527

Total amortizable intangible assets	57,006	(8,366)	48,640
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$71,828	$(8,366)	$63,462

April 24, 2004	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$37,101	$(4,189)	$32,912
Non-compete agreements	6,956	(2,090)	4,866
Tradenames and trademarks	2,722	(58)	2,664
Other	558	(165)	393

Total amortizable intangible assets	47,337	(6,502)	40,835
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$62,159	$(6,502)	$55,657

October 25, 2003	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$27,302	$(3,143)	$24,159
Non-compete agreements	6,391	(1,752)	4,639
Other	2,042	(1,003)	1,039

Total amortizable intangible assets	35,735	(5,898)	29,837
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$50,557	$(5,898)	$44,659

Intangible amortization expense included in selling, general and administrative expenses for the three months ended October 23, 2004 and October 25, 2003 was $1,062 and $1,149, respectively, and $1,939 and $2,065 for the six months ended October 23, 2004 and October 25, 2003, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Estimated intangible amortization expense for the remainder of fiscal 2005 and each of the five succeeding fiscal years is estimated to be:

Fiscal 2005 (six months remaining)	$2,263
Fiscal 2006	4,445
Fiscal 2007	4,260
Fiscal 2008	3,639
Fiscal 2009	3,306
Fiscal 2010	3,298

The following information presents changes to goodwill during the period beginning October 26, 2003 through October 23, 2004:

Segment	Balance at October 26, 2003	Acquisitions	Adjustments	Balance at April 24, 2004	Acquisitions	Adjustments	Balance at October 23, 2004
Traditional	$165,143	$—	$—	$165,143	$—	$—	$165,143
Specialty	275,585	22,776	(1,465)	296,896	6,290	4,375	$307,561

Total	$440,728	$22,776	$(1,465)	$462,039	$6,290	$4,375	$472,704

The goodwill increase in the Specialty segment acquisitions from October 26, 2003 through April 24, 2004 of $22,776 primarily represented goodwill related to the acquisition of Califone of $15,097 and $7,710 related to the additional purchase price consideration for the Select Agendas acquisition. The Specialty segment adjustments from October 26, 2003 through April 24, 2004 primarily represent foreign currency translation of ($1,568). The Specialty segment goodwill change for acquisitions for the period from April 24, 2004 through October 23, 2004 of $6,290 was the preliminary goodwill recorded related to the Guidance Channel acquisition. The Specialty segment adjustments for the period from April 24, 2004 through October 23, 2004 primarily represent foreign currency translation of $3,601 and final purchase price adjustments for Select Agendas of $576.

NOTE 6 – BUSINESS COMBINATION

On September 1, 2004, the Company acquired certain assets of The Guidance Channel, Inc. and its subsidiaries or related companies, for an initial aggregate purchase price of $18,797. This transaction was funded in cash through borrowings under the Company’s credit facility. The business, an educational publishing and media company, operates from Plainview, New York. The acquisition is expected to create synergies with our existing media business (primarily Teacher’s Video and Sunburst brands). The preliminary purchase price allocation resulted in goodwill of $6,290 and intangible assets of $9,833, consisting primarily of copyrighted materials and tradenames and trademarks. The Company has engaged a third-party to perform a valuation of the intangible assets which was preliminary as of the balance sheet date and is expected to be finalized during the third quarter of fiscal 2005. The results of the acquisition and the related goodwill and intangible assets have been included in the Specialty segment results since the date of acquisition.

On May 30, 2003, the Company acquired the stock of Select Agendas, a Canadian-based company, for an initial aggregate purchase price, net of cash acquired, of $9,558. Subsequent to July 26, 2003, the Company finalized the purchase price and paid an additional $7,665 for the acquisition. This transaction was funded in cash through borrowings under the Company’s credit facility. The business operates from Montreal, Quebec and primarily markets student agenda products to customers in both the United States and Canada. The acquisition has created synergies with our existing agenda business. The purchase price allocation resulted in goodwill of $13,723 and intangible assets of $3,075, consisting primarily of order backlog and customer relationships. The results of this acquisition and the related goodwill have been included in the Specialty segment results since the date of acquisition.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following information presents the unaudited pro forma results of operations of the Company for the three and six months ended October 23, 2004 and October 25, 2003, and includes the Company’s consolidated results of operations and the results of the companies acquired during fiscal 2005 and fiscal 2004 as if all such acquisitions had been made at the beginning of fiscal 2004. The results presented below include certain pro forma adjustments to reflect the amortization of certain amortizable intangible assets, adjustments to interest expense, and the inclusion of an income tax provision on all earnings.

	Three Months Ended		Six Months Ended
	October 23, 2004	October 25, 2003	October 23, 2004	October 25, 2003
Revenues	$362,630	$358,369	$704,952	$695,365
Net income	30,502	29,745	62,622	57,082

Net income per share:
Basic	$1.40	$1.58	$3.07	$3.05
Diluted	$1.29	$1.30	$2.66	$2.51

The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 2004 or the results that may occur in the future.

NOTE 7 – SEGMENT INFORMATION

The Company’s business activities are organized around two principal business segments, Traditional and Specialty, and operate principally in the United States, with limited Specialty segment operations in Canada. Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. While the segments serve a similar customer base, notable differences exist in products, selling and marketing approaches, gross margin, operating expenses and revenue growth rates. Products supplied within the Traditional segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Products supplied within the Specialty segment generally target specific educational disciplines, such as art, industrial arts, physical education, sciences and early childhood. This segment also supplies student academic planners, videos, DVDs, published educational materials and sound presentation equipment. All intercompany transactions have been eliminated.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table presents segment information:

	Three Months Ended		Six Months Ended
	October 23, 2004	October 25, 2003	October 23, 2004	October 25, 2003
Revenues:
Traditional	$180,942	$179,129	$343,725	$338,066
Specialty	180,516	155,937	355,492	301,430

Total	$361,458	$335,066	$699,217	$639,496

Operating income and income before taxes:
Traditional	$22,423	$24,815	$44,767	$45,478
Specialty	39,896	34,294	79,633	68,057

Total	62,319	59,109	124,400	113,535
Corporate expenses	6,901	5,111	11,865	10,479

Operating income	55,418	53,998	112,535	103,056
Interest expense and other	5,847	5,051	10,917	9,650

Income before taxes	$49,571	$48,947	$101,618	$93,406

Identifiable assets (at quarter end):
Traditional			$254,059	$238,695
Specialty			484,509	387,952

Total			738,568	626,647
Corporate assets			208,764	204,541

Total			$947,332	$831,188

Depreciation and amortization of intangible assets and development costs:
Traditional	$836	$838	$1,712	$1,749
Specialty	3,598	2,700	6,800	5,068

Total	4,434	3,538	8,512	6,817
Corporate	1,089	1,252	2,176	2,515

Total	$5,523	$4,790	$10,688	$9,332

Expenditures for property, plant and equipment and development costs:
Traditional	$298	$205	$1,414	$346
Specialty	2,211	1,716	3,677	3,083

Total	2,509	1,921	5,091	3,429
Corporate	1,465	727	2,604	1,673

Total	$3,974	$2,648	$7,695	$5,102

NOTE 8 – CONVERTIBLE DEBT

On August 5, 2004, the Company called for the redemption of its $149,500 in aggregate principal amount of 6.0% convertible subordinated notes effective August 20, 2004. During the period from August 5, 2004 through August 19, 2004, certain holders of the notes exercised their right to convert $114,657 in aggregate principal amount of the notes into 3,551 shares of the Company’s common stock. On August 20, 2004, the remaining $34,843 in aggregate principal amount of these notes were redeemed for the contractual redemption price of $36,038. The Company recognized pre-tax expense of $1,839 on August 20, 2004 related to the write-off of deferred financing costs of $644 and the premium upon redemption of the notes of $1,195.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Results of Operations

The following table sets forth various items as a percentage of revenues on a historical basis.

	Three Months Ended		Six Months Ended
	October 23, 2004	October 25, 2003	October 23, 2004	October 25, 2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.6	59.5	58.3	58.7

Gross profit	40.4	40.5	41.7	41.3
Selling, general and administrative expenses	25.1	24.4	25.6	25.2

Operating income	15.3	16.1	16.1	16.1
Interest expense, net	0.9	1.4	1.2	1.4
Other expense	0.2	0.1	0.1	0.1
Redemption costs and fees for convertible debt redemption	0.5	0.0	0.3	0.0

Income before provision for income taxes	13.7	14.6	14.5	14.6
Provision for income taxes	5.2	5.7	5.6	5.7

Net income	8.5%	8.9%	8.9%	8.9%

Three Months Ended October 23, 2004 Compared to Three Months Ended October 25, 2003

Revenues

Revenues increased 7.9% from $335.1 million to $361.5 million. The growth in revenues was primarily attributable to revenues from acquired businesses and organic growth in both the Traditional and Specialty segments. Traditional segment revenues increased 1.0% from $179.1 million to $180.9 million. The growth in Traditional segment revenues was primarily the result of an improving economic environment for K-12 funding. Specialty segment revenues increased 15.8% from $155.9 million to $180.5 million, driven by revenues from acquired businesses and an improving K-12 funding environment.

Gross Profit

Gross profit increased 7.6% from $135.9 million to $146.2 million. The increase in gross profit was primarily due to an increase in revenues. Gross margin was 40.4% of revenues as compared to 40.5% of revenues. The change in gross margin was primarily driven by a decline in Traditional segment gross margin from 32.9% to 29.9% partially offset by a 170 basis point improvement in the Specialty segment gross margin from 49.3% to 51.0%. Traditional segment gross profit decreased $4.8 million from $58.9 million to $54.2 million and gross margin decreased from 32.9% to 29.9%. The decrease in Traditional segment gross margin was primarily driven by a competitive pricing environment. Specialty segment gross profit increased $15.1 million or 19.6% from $76.9 million to $92.1 million. The increase in Specialty segment gross profit was due to increased revenues and gross margin improvement. The improvement in gross margin of 170 basis points was primarily driven by acquired businesses, which have a higher gross margin than the average of our existing Specialty segment businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include selling expenses, the most significant components of which are sales wages and commissions; operations expenses, which includes customer service, warehouse and warehouse shipments transportation costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; and depreciation and intangible asset amortization expense.

SG&A increased 70 basis points, as a percent of revenues, from $81.9 million or 24.4% of revenues, to $90.8 million or 25.1% of revenues. The increase in SG&A primarily resulted from the fiscal 2004 Children’s Publishing and Califone acquisitions, as well as an increase in revenue mix toward the Specialty segment, which generally has higher marketing costs than the Traditional segment, and a $1.7 million charge related to the consolidation of our operations (primarily closing our Agawam, MA distribution center). These increases were partially offset by a reduction in SG&A expenses as a percentage of revenues within the Traditional segment and a reduction in transportation and warehouse expenses. Traditional segment SG&A was $31.5 million or 17.4% of revenues as compared to $34.1 million or 19.0% of revenues. The decrease in Traditional segment SG&A is primarily due to a decline in warehouse expense and freight expense of $2.4 million, primarily driven by efficiencies obtained from off-season supply optimization planning and an increased mix of shipments made directly to customers from our vendors and a reduction in selling expense of $0.8 million driven primarily by a change to our Traditional sales compensation plans and the timing of the selling expense as a result of that change. Specialty segment SG&A increased $9.0 million from $42.7 million or 27.4% of revenues to $52.4 million or 29.0% of revenues. The increase in SG&A was primarily due to an increase in variable costs associated with an increase in revenues. The increase in SG&A as a percent of revenues was primarily due to the impact of businesses acquired which have not been fully integrated. Corporate SG&A increased $1.8 million, primarily due to the costs to close our Agawam, Massachusetts and Tempe, Arizona facilities.

Interest Expense

Net interest expense decreased $1.4 million from $4.8 million to $3.4 million. The decrease in interest expense was primarily due to a decrease in average debt outstanding including the conversion of $114.7 million in convertible notes to common stock in August 2004.

Other Expense

Other expense was $0.6 million in fiscal 2005’s second quarter, compared to $0.3 million in fiscal 2004’s second quarter. Other expense primarily represented the discount and loss on the accounts receivable securitization of $0.6 million and $0.4 million, respectively. During fiscal 2005’s second quarter, $34.8 million in aggregate principal amount of our 6% convertible subordinated notes were redeemed. As a result, we recorded $1.8 million of expense including $1.2 million related to the premium paid on redemption of the notes and $0.6 million to write off deferred financing costs related to the notes.

Provision for Income Taxes

Provision for income taxes decreased $0.1 million. The decrease was primarily due to a reduction in the effective income tax rate from 39.0% to 38.4%. The reduction in the effective income tax rate was primarily due to lower effective state tax rates, resulting from effective state tax planning. The higher effective tax rate of 38.4%, compared to the federal statutory rate of 35%, was primarily due to state income taxes.

Six Months Ended October 23, 2004 Compared to Six Months Ended October 25, 2003

Revenues

Revenues increased 9.3% from $639.5 million to $699.2 million. The growth in revenues was primarily attributable to revenues from acquired businesses and organic growth in both the Traditional and Specialty segments. Traditional segment revenues increased 1.7% from $338.1 million to $343.7 million. The growth in Traditional segment revenues was primarily the result of an improving economic environment for K-12 funding. Specialty segment revenues increased 17.9% or $54.1 million from $301.4 million to $355.5 million, driven by revenues from acquired businesses and an improving K-12 funding environment.

Gross Profit

Gross profit increased 10.5% from $263.8 million to $291.6 million. The increase in gross profit was primarily due to an increase in revenues and an increase in gross margin. Gross margin improved 40 basis points to 41.7% of revenues as compared to 41.3% of revenues. The increase in gross margin was primarily driven by an improvement in Specialty segment gross margin of 100 basis points from 50.5% to 51.5%, partially offset by a decrease in

Traditional segment gross margin of 140 basis points. Traditional segment gross profit decreased $3.2 million from $111.7 million to $108.5 million and gross margin decreased from 33.0% to 31.6%. The decrease in Traditional segment gross margin was primarily driven by a competitive pricing environment. Specialty segment gross profit increased $31.0 million or 20.4% from $152.1 million to $183.1 million. The increase in Specialty segment gross profit was due to increased revenues and gross margin improvement. The improvement in gross margin of 100 basis points was primarily driven by acquired businesses, which have a higher gross margin than the average of our existing Specialty segment businesses.

Selling, General and Administrative Expenses

SG&A increased 50 basis points, as a percent of revenues, from $160.7 million or 25.1% of revenues to $179.1 million or 25.6% of revenues. The increase in SG&A primarily resulted from increased revenues, the fiscal 2004 Children’s Publishing and Califone acquisitions, as well as an increase in revenue mix toward the Specialty segment, which generally has higher marketing costs than the Traditional segment, and a $1.7 million charge related to the consolidation of our operations (primarily closing our Agawam, Massachusetts distribution center). These increases were partially offset by reductions in SG&A as a percentage of revenues within the Traditional segment and a reduction in transportation and warehouse expenses.

Traditional segment SG&A decreased $2.5 million from $66.2 million to $63.7 million and as a percent of revenues decreased 110 basis points from 19.6% to 18.5%. The decline in Traditional segment SG&A was primarily due to reduced transportation and warehouse costs of $1.6 million, resulting from supply chain optimization efforts, and $1.4 million in selling expenses, resulting primarily from a change to our sales compensation plans and the timing of the selling expense as a result of that change. Specialty segment SG&A increased $19.5 million from $84.1 million to $103.5 million. Specialty segment SG&A as a percent of revenues increased 120 basis points from 27.9% to 29.1%. The increase in SG&A is primarily due to an increase in variable costs associated with an increase in revenues and an increase in SG&A as a percent of revenues from acquired businesses that have not yet been fully integrated. Corporate SG&A increased $1.4 million, primarily driven by a charge of $1.7 million to close our Agawam, Massachusetts facility.

Interest Expense

Net interest expense decreased $0.8 million from $9.0 million to $8.2 million. The decrease in interest expense was due to a decrease in our effective borrowing rate and a decrease in average debt outstanding including the conversion of $114.7 million in convertible notes to common stock in August 2004.

Other Expense

Other expense was $0.9 million, compared to $0.7 million. Other expense primarily represented the discount and loss on the accounts receivable securitization of $0.9 million and $0.7 million, respectively. During fiscal 2005’s second quarter, $34.8 million in aggregate principal amount of our 6% convertible subordinated notes were redeemed. As a result, we recorded $1.8 million of expense including $1.2 million related to the premium on redemption of the notes and $0.6 million to write off deferred financing costs related to the notes.

Provision for Income Taxes

Provision for income taxes increased $2.7 million. The increase was due to higher pre-tax income, partially offset by a reduction in the effective income tax rate from 39.0% to 38.4%. The reduction in the effective income tax rate was primarily due to lower effective state tax rates, resulting from effective state tax planning. The higher effective tax rate of 38.4%, compared to the federal statutory rate of 35%, was primarily due to state income taxes.

Liquidity and Capital Resources

At October 23, 2004, we had working capital of $136.9 million. Our capitalization at October 23, 2004 was $774.0 million and consisted of total debt of $213.5 million and shareholders’ equity of $560.5 million.

Our existing revolving credit facility matures on April 11, 2006 and provides for $250.0 million of availability. The amount outstanding as of October 23, 2004 under the credit facility was $63.0 million. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. As of October 23, 2004, our effective interest rate on borrowings under our credit facility was approximately 5.75%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During the six months ended October 23, 2004, we paid commitment fees on unborrowed funds under the credit facility of 43.8 basis points and amortized loan origination fee costs of $0.2 million related to the credit facility.

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

On August 5, 2004, we called for the redemption of our $149.5 million in aggregate principal amount of our 6.0% convertible subordinated notes effective August 20, 2004. During the period from August 5, 2004 through August 19, 2004, the holders of the notes exercised their right to convert $114.7 million in aggregate principal amount of the notes into 3.6 million shares of our Common Stock. On August 20, 2004, the remaining $34.8 million in aggregate principal amount of the notes were redeemed for the contractual redemption price of $36.0 million. We recognized $1.8 million in expenses related to the premium paid on redemption and the write-off of deferred financing costs.

Net cash provided by operating activities was $17.7 million for the first six months of fiscal 2005 and fiscal 2004.

Net cash used in investing activities for the first six months of fiscal 2005 was $26.6 million as compared with $13.5 million in the first six months of fiscal 2004. Additions to property, plant and equipment increased $1.9 million primarily consisting of computer hardware and software and distribution equipment related to the continued implementation of our new business systems. Fiscal 2004 cash paid in acquisitions represents the $9.6 million initial payment for the acquisition of Select Agendas. Fiscal 2005’s cash paid in acquisitions of $19.1 million primarily represents the purchase of The Guidance Channel, Inc. Fiscal 2004’s proceeds from the disposal of property, plant and equipment include net proceeds of $1.1 million from the sale of our Lufkin, Texas warehouse.

Net cash provided by financing activities increased $4.0 million from $10.1 million in fiscal 2004 to $14.2 million in fiscal 2005, primarily consisting of net borrowings of $13.5 million to fund capital expenditures and acquisitions. In the first quarter of fiscal 2004, $110.0 million in initial proceeds from the July 2003 convertible debt offering were used to repay debt outstanding under the credit facility. Fees associated with the initial offering were approximately $3.1 million. During the second quarter of fiscal 2005, $34.8 million in aggregate principal amount of our 6% convertible subordinated notes were redeemed at a premium of $1.2 million.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations.

Off Balance Sheet Arrangements

We currently have a $100 million accounts receivable securitization facility which expires in November 2005 (facility was amended during November 2004 to extend expiration to November 2005) and may be extended further with the financial institution’s consent. At October 23, 2004, $50.0 million was advanced under the receivable securitization facility and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the six months ended October 23, 2004 were $0.9 million and are included in other expenses in our consolidated statement of operations.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the period covered by this quarterly report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective for the purposes set forth in such definition.

Changes in Internal Control

There have not been any changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	On August 24, 2004, we held our Annual Meeting of Shareholders.

(b)	Not applicable.

(c)	The Annual Meeting of Shareholders was held to:

(1)	Elect two directors to serve until the 2007 Annual Meeting of Shareholders as Class III directors; and

(2)	Ratify the appointment of Deloitte & Touche LLP as School Specialty’s independent auditors for fiscal 2005.

The results of these proposals, which were voted upon at the Annual Meeting, are as follows:

(1)	Election of Class III Directors

		For	Withheld
	(1) Leo C. McKenna	17,536,237	260,557

	(2) Terry L. Lay	17,719,560	77,234

(2)	Ratification of Independent Auditors

		For	Against	Abstain
	Deloitte & Touche LLP	17,083,467	710,309	3,018

(d)	Not applicable.

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

11/30/04	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
President and Chief Executive Officer
(Principal Executive Officer)

11/30/04	/s/ Mary M. Kabacinski
Date	Mary M. Kabacinski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.