Form 10-Q
period 2005-01-22
SCHOOL SPECIALTY INC
filed 2005-03-02
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 22, 2005.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2005
Common Stock, $0.001 par value	22,795,996

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 22, 2005

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 22, 2005	April 24, 2004	January 24, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,617	$2,369	$44,246
Accounts receivable, less allowance for doubtful accounts of $4,649, $6,627 and $2,706, respectively	56,419	52,995	52,044
Inventories	127,425	139,786	81,575
Deferred catalog costs	16,767	15,578	13,385
Prepaid expenses and other current assets	22,648	12,491	18,711
Deferred taxes	5,757	5,757	4,594

Total current assets	233,633	228,976	214,555
Property, plant and equipment, net	68,809	65,294	59,418
Goodwill	472,588	462,039	457,037
Intangible assets, net	63,196	55,657	51,308
Other	18,415	20,641	13,424

Total assets	$856,641	$832,607	$795,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$22,167	$524	$557
Accounts payable	43,027	58,225	35,064
Accrued compensation	9,588	13,840	9,937
Deferred revenue	4,661	7,018	4,179
Accrued income taxes	16,533	—	13,135
Other accrued liabilities	16,747	17,368	19,331

Total current liabilities	112,723	96,975	82,203
Long-term debt - less current maturities	149,848	314,104	299,821
Deferred taxes	42,553	42,553	28,952
Other liabilities	460	—	—

Total liabilities	305,584	453,632	410,976

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized and 22,755,884, 19,069,987 and 18,974,484 shares issued and outstanding, respectively	23	19	19
Capital paid-in excess of par value	346,692	230,258	227,811
Accumulated other comprehensive income	9,899	5,607	7,725
Retained earnings	194,443	143,091	149,211

Total shareholders’ equity	551,057	378,975	384,766

Total liabilities and shareholders’ equity	$856,641	$832,607	$795,742

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	January 22, 2005	January 24, 2004	January 22, 2005	January 24, 2004
Revenues	$128,120	$106,609	$827,337	$746,105
Cost of revenues	75,955	64,305	483,559	440,007

Gross profit	52,165	42,304	343,778	306,098
Selling, general and administrative expenses	67,581	54,105	246,659	214,843

Operating income (loss)	(15,416)	(11,801)	97,119	91,255

Other (income) expense:
Interest expense	2,195	4,611	10,434	13,625
Interest income	(36)	(10)	(117)	(46)
Other	648	284	1,568	956
Redemption costs and fees for convertible debt redemption	—	—	1,839	—

Income (loss) before provision for (benefit from) income taxes	(18,223)	(16,686)	83,395	76,720
Provision for (benefit from) income taxes	(7,016)	(6,580)	32,043	29,803

Net income (loss)	$(11,207)	$(10,106)	$51,352	$46,917

Weighted average shares outstanding:
Basic	22,720	18,894	21,179	18,767
Diluted	22,720	18,894	24,006	23,999

Net income (loss) per share:
Basic	$(0.49)	$(0.53)	$2.42	$2.50
Diluted	$(0.49)	$(0.53)	$2.22	$2.14

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended
	January 22, 2005	January 24, 2004
Cash flows from operating activities:
Net income	$51,352	$46,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,472	12,932
Amortization of development costs	2,791	662
Amortization of debt fees and other	1,112	2,071
Loss on redemption of convertible debt	1,839	—
Loss (gain) on disposal of property, plant and equipment	52	(13)
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	(1,527)	(873)
Inventories	15,829	30,140
Deferred catalog costs	(91)	4,060
Prepaid expenses and other current assets	(10,245)	(10,159)
Accounts payable	(17,004)	(25,269)
Accrued liabilities	8,722	11,386

Net cash provided by operating activities	66,302	71,854

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(19,219)	(36,112)
Additions to property, plant and equipment	(14,722)	(4,897)
Investment in development costs	(4,317)	(2,801)
Proceeds from business dispositions	193	—
Proceeds from disposal of property, plant and equipment	51	1,132

Net cash used in investing activities	(38,014)	(42,678)

Cash flows from financing activities:
Proceeds from bank borrowings	404,100	260,700
Repayment of debt and capital leases	(397,216)	(386,779)
Proceeds from convertible debt offering	—	133,000
Redemption of convertible debt	(34,843)	—
Premium on redemption of convertible debt	(1,195)	—
Payment of debt fees and other	(12)	(4,044)
Proceeds from exercise of stock options	3,126	9,804

Net cash (used in) provided by financing activities	(26,040)	12,681

Net increase in cash and cash equivalents	2,248	41,857
Cash and cash equivalents, beginning of period	2,369	2,389

Cash and cash equivalents, end of period	$4,617	$44,246

Non-cash financing activities:
Conversion of convertible debt into common stock	$114,657	$—

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

The Company entered into certain business combinations in the nine months ended January 22, 2005 and January 24, 2004, which were paid for using cash. The fair values of the assets and liabilities of the acquired companies at the date of acquisition are presented as follows:

	For the Nine Months Ended
	January 22, 2005	January 24, 2004
Accounts receivable	$1,339	$1,861
Inventories	2,228	5,025
Prepaid expenses and other current assets	1,180	347
Property and equipment	257	654
Goodwill	5,953	21,558
Intangible assets	10,829	10,829
Other assets	132	—
Short-term debt	(3)	(102)
Accounts payable	(1,802)	(2,889)
Accrued liabilities	(1,069)	(1,135)
Deferred taxes	—	(136)

Net assets acquired	$19,044	$36,012

Fiscal 2005 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes the payment of $75 to the selling shareholders of Select Agendas and a deferred purchase price payment of $100 related to the October 2001 acquisition of Premier Science. Fiscal 2004 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes a deferred purchase price payment of $100 related to Premier Science.

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

Certain amounts previously reported have been reclassified to conform with the current period presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

On October 13, 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board adopted EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” Under the provisions of EITF Issue No. 04-8, contingently convertible debt instruments are to be included in diluted earnings per share computations regardless of whether the market price trigger or other contingent features have been met. EITF Issue No. 04-8 is effective for the Company’s $133,000, 3.75% convertible subordinated notes for the three and nine month periods ended January 22, 2005. On December 8, 2004, the Company signed a supplemental indenture with respect to these notes under which the Company is required to satisfy in cash the portion of its obligation equal to the Accreted Principal Amount (as further defined in the supplemental indenture). As a result, the adoption of this pronouncement had no current impact on our diluted earnings per share calculation based upon the conversion features of the notes and the average market price of our common stock. No restatement of prior periods’ diluted earnings per share was required as a result of the adoption of EITF Issue No. 04-8 based upon the terms of the notes.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS No. 123R”), which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R will be effective for the Company’s employee stock plans in the second quarter of fiscal 2006. The Company is currently evaluating the impact of adopting this standard.

NOTE 3 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity during the nine months ended January 22, 2005, were as follows:

Shareholders’ equity balance at April 24, 2004	$378,975
Net income	51,352
Issuance of common stock in conjunction with conversion of convertible debt	114,657
Unamortized deferred financing fees related to conversion of convertible debt	(2,117)
Issuance of common stock in conjunction with stock option exercises	3,126
Tax benefit on option exercises	772
Foreign currency translation adjustment	4,292

Shareholders’ equity balance at January 22, 2005	$551,057

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Comprehensive income (loss) for the periods presented in the consolidated statements of operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	January 22, 2005	January 24, 2004	January 22, 2005	January 24, 2004
Net income (loss)	$(11,207)	$(10,106)	$51,352	$46,917
Foreign currency translation adjustment	226	315	4,292	4,576

Total comprehensive income (loss)	$(10,981)	$(9,791)	$55,644	$51,493

NOTE 4 – EARNINGS PER SHARE AND EMPLOYEE STOCK PLANS

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended January 22, 2005:
Basic and diluted EPS	$(11,207)	22,720	$(0.49)

Three months ended January 24, 2004:
Basic and diluted EPS	$(10,106)	18,894	$(0.53)

Nine months ended January 22, 2005:
Basic EPS	$51,352	21,179	$2.42

Effect of dilutive stock options	—	826
Effect of convertible debt	1,891	2,001

Diluted EPS	$53,243	24,006	$2.22

Nine months ended January 24, 2004:
Basic EPS	$46,917	18,767	$2.50

Effect of dilutive stock options	—	602
Effect of convertible debt	4,421	4,630

Diluted EPS	$51,338	23,999	$2.14

The Company had additional stock options outstanding during the nine months ended January 22, 2005 and January 24, 2004 of 16 and 53, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive. The effect of convertible debt on the Company’s diluted EPS relates to the Company’s 6% convertible subordinated notes due in full on August 1, 2008, which were redeemed and/or converted during August 2004. The $133,000, 3.75% convertible subordinated notes have no current impact on the Company’s diluted EPS because the average price of the Company’s common stock on The Nasdaq National Market for the nine months ended January 22, 2005 did not exceed the initial conversion price of $40.00 per share.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Employee Stock Plans

The Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the exercise price of the options is equal to the market price on the date of grant, no compensation expense has been recognized for the options granted to employees and directors. Had compensation expense related to the Company’s stock option grants to employees and directors been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been impacted as indicated in the following table:

	For the Three Months Ended		For the Nine Months Ended
	January 22, 2005	January 24, 2004	January 22, 2005	January 24, 2004
Net income (loss), as reported	$(11,207)	$(10,106)	$51,352	$46,917
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(747)	(647)	(2,240)	(1,961)

Pro forma net income (loss)	$(11,954)	$(10,753)	$49,112	$44,956

EPS:
As reported:
Basic	$(0.49)	$(0.53)	$2.42	$2.50
Diluted	$(0.49)	$(0.53)	$2.22	$2.14

Pro forma:
Basic	$(0.53)	$(0.57)	$2.32	$2.40
Diluted	$(0.53)	$(0.57)	$2.12	$2.06

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	January 22, 2005	January 24, 2004	January 22, 2005	January 24, 2004
Expected life of option	5.5 years	7 years	5.5 years	7 years
Risk free interest rate	3.56%	3.62%	3.91%	3.18%
Expected volatility of stock	48.13%	50.10%	48.85%	52.23%

The weighted-average fair value of options granted was $18.49 and $18.58 during the three months ended January 22, 2005 and January 24, 2004, respectively, and was $17.71 and $16.45 during the nine months ended January 22, 2005 and January 24, 2004, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, excluding goodwill:

January 22, 2005	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$39,102	$(6,048)	$33,054
Non-compete agreements	6,985	(2,690)	4,295
Copyrighted materials	7,100	(129)	6,971
Tradenames and trademarks	3,773	(221)	3,552
Other	713	(211)	502

Total amortizable intangible assets	57,673	(9,299)	48,374
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$72,495	$(9,299)	$63,196

April 24, 2004	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$37,101	$(4,189)	$32,912
Non-compete agreements	6,956	(2,090)	4,866
Tradenames and trademarks	2,722	(58)	2,664
Other	558	(165)	393

Total amortizable intangible assets	47,337	(6,502)	40,835
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$62,159	$(6,502)	$55,657

January 24, 2004	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$33,392	$(3,594)	$29,798
Non-compete agreements	6,306	(1,862)	4,444
Other	2,522	(278)	2,244

Total amortizable intangible assets	42,220	(5,734)	36,486
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$57,042	$(5,734)	$51,308

Intangible amortization expense included in selling, general and administrative expenses for the three months ended January 22, 2005 and January 24, 2004 was $933 and $677, respectively, and $2,872 and $2,742 for the nine months ended January 22, 2005 and January 24, 2004, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Estimated intangible amortization expense for the remainder of fiscal 2005 and each of the five succeeding fiscal years is estimated to be:

Fiscal 2005 (three months remaining)	$1,015
Fiscal 2006	3,973
Fiscal 2007	3,793
Fiscal 2008	3,637
Fiscal 2009	3,517
Fiscal 2010	3,510

The following information presents changes to goodwill during the period beginning January 24, 2004 through January 22, 2005:

Segment	Balance at January 24, 2004	Acquisitions	Adjustments	Balance at April 24, 2004	Acquisitions	Adjustments	Balance at January 22, 2005
Traditional	$165,143	$—	$—	$165,143	$—	$—	$165,143
Specialty	291,894	6,684	(1,682)	296,896	5,953	4,596	307,445

Total	$457,037	$6,684	$(1,682)	$462,039	$5,953	$4,596	$472,588

The goodwill increase in the Specialty segment acquisitions from January 24, 2004 through April 24, 2004 of $6,684 represented goodwill of $7,681 related to the additional purchase price consideration for the Select Agendas acquisition, partially offset by a $997 reduction related to purchase price allocations for the Califone acquisition. The Specialty segment adjustments from January 24, 2004 through April 24, 2004 primarily represent foreign currency translation of ($1,841). The Specialty segment goodwill change for acquisitions for the period from April 24, 2004 through January 22, 2005 of $5,953 was the preliminary goodwill recorded related to the Guidance Channel acquisition. The Specialty segment adjustments for the period from April 24, 2004 through January 22, 2005 primarily represent foreign currency translation of $3,790 and final purchase price adjustments for Select Agendas of $576.

NOTE 6 – BUSINESS COMBINATION

On September 1, 2004, the Company acquired certain assets of The Guidance Channel, Inc. and its subsidiaries or related companies, for an aggregate purchase price of $18,769. This transaction was funded in cash through borrowings under the Company’s credit facility. The business, an educational publishing and media company, operates from Plainview, New York. The acquisition is expected to create synergies with our existing media business (primarily Teacher’s Video and Sunburst brands). The preliminary purchase price allocation resulted in goodwill of $5,953, which is deductible for tax purposes. The results of this acquisition have been included in the Specialty segment since the date of acquisition. The Company continues to evaluate integration opportunities with this acquired business, which may result in purchase accounting adjustments during the fourth quarter of fiscal 2005.

The Company engaged a third-party to perform a valuation of the Guidance Channel’s intangible assets. Details of the Guidance Channel’s acquired intangible assets are as follows:

Acquired Intangibles	Allocated Value	Amortization Life
Copyrighted materials	$7,100	23 years
Customer relationships	2,000	11 years
Tradenames and trademarks	1,400	23 years
Non-compete agreements	54	1 to 2 years

Total acquired intangibles	$10,554

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

On May 30, 2003, the Company acquired the stock of Select Agendas, a Canadian-based company, for an initial aggregate purchase price, net of cash acquired, of $9,558. Subsequent to January 24, 2004, the Company finalized the purchase price and paid an additional $7,665 for the acquisition. This transaction was funded in cash through borrowings under the Company’s credit facility. The business operates from Montreal, Quebec and primarily markets student agenda products to customers in both the United States and Canada. The acquisition has created synergies with our existing agenda business. The purchase price allocation resulted in goodwill of $13,723 and intangible assets of $3,075, consisting primarily of order backlog and customer relationships. The results of this acquisition and the related goodwill have been included in the Specialty segment results since the date of acquisition.

On January 16, 2004, the Company acquired the stock of Califone Holding Inc., the parent of Califone International, Inc. (collectively “Califone”) for an aggregate purchase price, net of cash acquired, of $26,454. This transaction was funded in cash through borrowings under the Company’s credit facility. The business operates from Chatsworth, California and is the leading developer of quality sound presentation systems including state of the art multimedia, audio-visual and presentation equipment for schools and industry. The acquisition adds proprietary sound presentation systems to the Company’s resource offerings. The purchase price allocation resulted in goodwill of $15,218, most of which is not deductible for tax purposes. The results of this acquisition have been included in the Specialty segment since the date of acquisition.

The Company engaged a third-party to perform a valuation of Califone’s intangible assets. Details of Califone’s acquired intangible assets are as follows:

Acquired Intangibles	Allocated Value	Amortization Life
Customer relationships	$9,800	17 years
Tradenames	2,100	30 years
Non-compete agreements	650	3.5 years
Order backlog	27	6 months

Total acquired intangibles	$12,577

The following information presents the unaudited pro forma results of operations of the Company for the three and nine months ended January 22, 2005 and January 24, 2004, and includes the Company’s consolidated results of operations and the results of the companies acquired during fiscal 2005 and fiscal 2004 as if all such acquisitions had been made at the beginning of fiscal 2004. The results presented below include certain pro forma adjustments to reflect the amortization of certain amortizable intangible assets, adjustments to interest expense, and the inclusion of an income tax provision on all earnings.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 22, 2005	January 24, 2004	January 22, 2005	January 24, 2004
Revenues	$128,120	$124,632	$833,072	$819,997
Net income (loss)	(11,207)	(12,015)	51,465	45,113

Net income (loss) per share:
Basic	$(0.49)	$(0.64)	$2.43	$2.40
Diluted	$(0.49)	$(0.64)	$2.22	$2.06

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table presents segment information:

	Three Months Ended		Nine Months Ended
	January 22, 2005	January 24, 2004	January 22, 2005	January 24, 2004
Revenues:
Traditional	$61,879	$55,618	$405,604	$393,684
Specialty	66,241	50,991	421,733	352,421

Total	$128,120	$106,609	$827,337	$746,105

Operating income (loss) and income (loss) before taxes:
Traditional	$(534)	$(41)	$44,233	$45,437
Specialty	(8,094)	(6,732)	71,539	61,325

Total	(8,628)	(6,773)	115,772	106,762
Corporate expenses	6,788	5,028	18,653	15,507

Operating income (loss)	(15,416)	(11,801)	97,119	91,255
Interest expense and other	2,807	4,885	13,724	14,535

Income (loss) before taxes	$(18,223)	$(16,686)	$83,395	$76,720

Depreciation and amortization of intangible assets and development costs:
Traditional	$951	$750	$2,663	$2,499
Specialty	3,494	2,289	10,294	7,357

Total	4,445	3,039	12,957	9,856
Corporate	1,130	1,223	3,306	3,738

Total	$5,575	$4,262	$16,263	$13,594

Expenditures for property, plant and equipment and development costs:
Traditional	$183	$—	$379	$76
Specialty	2,340	1,390	6,017	4,473

Total	2,523	1,390	6,396	4,549
Corporate	8,821	1,206	12,643	3,149

Total	$11,344	$2,596	$19,039	$7,698

	As of January 22, 2005	As of January 24, 2004
Identifiable assets (at quarter end):
Traditional	$234,015	$218,319
Specialty	501,006	424,107

Total	735,021	642,426
Corporate assets	121,620	153,316

Total	$856,641	$795,742

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 8 – CONVERTIBLE DEBT

On August 5, 2004, the Company called for the redemption of its $149,500 in aggregate principal amount of its 6.0% convertible subordinated notes effective August 20, 2004. During the period from August 5, 2004 through August 19, 2004, certain holders of the notes exercised their right to convert $114,657 in aggregate principal amount of the notes into 3,551 shares of the Company’s common stock. On August 20, 2004, the remaining $34,843 in aggregate principal amount of these notes were redeemed for the contractual redemption price of $36,038. The Company recognized pre-tax expense of $1,839 on August 20, 2004 related to the write-off of deferred financing costs of $644 and the premium upon redemption of the notes of $1,195.

On December 8, 2004, the Company entered into a supplemental indenture related to the $133,000, 3.75% convertible subordinated notes due August 1, 2023. Under terms of the supplemental indenture, the Company is required to satisfy in cash the portion of its conversion obligation with respect to the notes equal to the Accreted Principal Amount (as further defined in the supplemental indenture). The Company is permitted to satisfy the portion of the conversion obligation in excess of the Accreted Principal Amount, if any, in either cash or shares of common stock. Accordingly, as the conversion obligation equal to the Accreted Principal Amount is required to be paid in cash, this portion of the conversion obligation is not included in the Company’s diluted earnings per share calculation. The portion of the conversion obligation in excess of the Accreted Principal Amount has no current impact on the Company’s diluted earnings per share calculation as the average market price of the Company’s common stock on The Nasdaq National Market during the periods presented did not exceed the initial conversion price of $40.00 per share.

NOTE 9 – CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Results of Operations

The following table sets forth various items as a percentage of revenues on a historical basis.

	Three Months Ended		Nine Months Ended
	January 22, 2005	January 24, 2004	January 22, 2005	January 24, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.3	60.3	58.4	59.0

Gross profit	40.7	39.7	41.6	41.0
Selling, general and administrative expenses	52.7	50.8	29.8	28.8

Operating income (loss)	(12.0)	(11.1)	11.8	12.2
Interest expense, net	1.7	4.3	1.3	1.8
Other expense	0.5	0.3	0.2	0.1
Redemption costs and fees for convertible debt redemption	—	—	0.2	—

Income (loss) before provision for (benefit from) income taxes	(14.2)	(15.7)	10.1	10.3
Provision for (benefit from) income taxes	(5.5)	(6.2)	3.9	4.0

Net income (loss)	(8.7)%	(9.5)%	6.2%	6.3%

Three Months Ended January 22, 2005 Compared to Three Months Ended January 24, 2004

Revenues

Revenues increased 20.2% from $106.6 million to $128.1 million. The growth in revenues was primarily attributable to revenues from acquired businesses and organic growth in the Traditional segment. Traditional segment revenues increased 11.3% from $55.6 million to $61.9 million. The growth in Traditional segment revenues was primarily the result of an improving economic environment for K-12 funding. Specialty segment revenues increased 29.9% from $51.0 million to $66.2 million, primarily driven by revenues from acquired businesses.

Gross Profit

Gross profit increased 23.3% from $42.3 million to $52.2 million. The increase in gross profit was primarily due to an increase in revenues. Gross margin was 40.7% of revenues as compared to 39.7% of revenues. The 100 basis point improvement in gross margin was primarily driven by an increase in sales of higher margin proprietary products by the Specialty segment as a percentage of overall sales mix, partially offset by a competitive pricing environment in the Traditional segment. Traditional segment gross profit increased $1.1 million from $17.8 million to $18.9 million. The increase in Traditional segment gross profit was due to increased revenues, partially offset by a decrease in gross margin percentage. Traditional segment gross margin decreased from 32.1% to 30.5%. The decrease in Traditional segment gross margin was primarily driven by a competitive pricing environment. Specialty segment gross profit increased $8.8 million or 36.0% from $24.5 million to $33.3 million. The increase in Specialty segment gross profit was due to increased revenues and gross margin improvement. The improvement in gross margin from 48.0% to 50.3% was primarily driven by acquired businesses, which have a higher gross margin than the average of our existing Specialty segment businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include selling expenses, the most significant components of which are sales wages and commissions; operations expenses, which includes customer service, warehouse and transportation costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; and depreciation and intangible asset amortization expense.

SG&A increased 190 basis points, as a percent of revenues, from $54.1 million or 50.8% of revenues, to $67.6 million or 52.7% of revenues. The increase in SG&A primarily resulted from acquired businesses and increased revenues within the Traditional segment. The increase in SG&A as a percentage of revenues was primarily driven by an increase in sales by the Specialty segment as a percentage of our overall revenue mix, which generally has higher marketing costs than the Traditional segment, and a higher SG&A structure from the fiscal 2004 Children’s Publishing and Califone acquisitions which have not yet been fully integrated. These increases were partially offset by a reduction in SG&A expenses as a percentage of revenues within the Traditional segment and a reduction in transportation and warehouse expenses. Traditional segment SG&A was $19.4 million or 31.4% of revenues as compared to $17.9 million or 32.1% of revenues in fiscal 2004’s third quarter. The $1.5 million increase in Traditional segment SG&A is primarily related to a $2.9 million increase in sales commissions related to the increased Traditional segment revenues as well as a change to the sales compensation plans and the timing of selling expense as a result of that change, partially offset by a $1.1 million decrease in warehouse and transportation expenses related to efficiencies obtained from off-season supply optimization planning, a reduction in consulting costs related to the off-season supply optimization planning and an increased mix of shipments made directly to our customers from our vendors. The 70 basis point decrease in Traditional segment SG&A as a percent of revenues primarily relates to the decrease in warehouse and transportation expenses, offset by the increase in sales commissions related to the change to the sales compensation plans. Specialty segment SG&A increased $10.2 million from $31.2 million or 61.2% of revenues to $41.4 million or 62.5% of revenues. The increase in SG&A was primarily due to an increase in variable costs associated with an increase in revenues. The increase in SG&A as a percent of revenues was primarily due to the impact of businesses acquired which have not been fully integrated. Corporate SG&A increased $1.8 million, primarily driven by a charge of $0.5 million to close our Agawam, Massachusetts facility, as well as a $1.2 million increase in administrative expenses, primarily driven by incremental compliance costs related to the initial adoption of Sarbanes-Oxley Section 404.

Interest Expense

Net interest expense decreased $2.4 million from $4.6 million to $2.2 million. The decrease in interest expense was primarily due to a decrease in average debt outstanding, including the conversion of $114.7 million in convertible notes to common stock in August 2004.

Other Expense

Other expense was $0.6 million in fiscal 2005’s third quarter, compared to $0.3 million in fiscal 2004’s third quarter. Other expense primarily represented the discount and loss on the accounts receivable securitization.

Benefit from Income Taxes

Benefit from income taxes increased $0.4 million. The increase was due to an increase in the loss before income taxes, partially offset by a reduction in the effective income tax rate from 39.4% to 38.5%. The reduction in the effective income tax rate is the result of a decrease in state taxes through various state planning strategies. The effective income tax rate of 38.5% exceeds the federal statutory rate of 35% primarily due to the impact of state taxes.

Nine Months Ended January 22, 2005 Compared to Nine Months Ended January 24, 2004

Revenues

Revenues increased 10.9% from $746.1 million to $827.3 million. The growth in revenues was primarily attributable to revenues from acquired businesses and organic growth in both the Traditional and Specialty segments. Traditional segment revenues increased 3.0% from $393.7 million to $405.6 million. The growth in Traditional segment revenues was primarily the result of an improving economic environment for K-12 funding. Specialty segment revenues increased 19.7% or $69.3 million from $352.4 million to $421.7 million, driven by revenues from acquired businesses and an improving K-12 funding environment.

Gross Profit

Gross profit increased 12.3% from $306.1 million to $343.8 million. The increase in gross profit was primarily due to an increase in revenues and an increase in gross margin. Gross margin improved 60 basis points to 41.6% of revenues as compared to 41.0% of revenues. The increase in gross margin was primarily driven by an improvement in Specialty segment gross margin of 120 basis points from 50.1% to 51.3% and an increase in sales of higher margin proprietary products by the Specialty segment as a percentage of overall sales mix, partially offset by a decrease in Traditional segment gross margin of 150 basis points. Traditional segment gross profit decreased $2.2 million from $129.5 million to $127.3 million and gross margin decreased from 32.9% to 31.4%. The decrease in Traditional segment gross margin was primarily driven by a competitive pricing environment. Specialty segment gross profit increased $39.8 million or 22.6% from $176.6 million to $216.4 million. The increase in Specialty segment gross profit was due to increased revenues and gross margin improvement. The improvement in gross margin of 120 basis points was primarily driven by acquired businesses, which have a higher gross margin than the average of our existing Specialty segment businesses.

Selling, General and Administrative Expenses

SG&A increased 100 basis points, as a percent of revenues, from $214.8 million or 28.8% of revenues to $246.7 million or 29.8% of revenues. The increase in SG&A primarily resulted from increased revenues, the fiscal 2004 Children’s Publishing and Califone acquisitions, as well as an increase in sales by the Specialty segment as a percentage of our overall revenue mix, which generally has higher marketing costs than the Traditional segment, and a $2.3 million charge related to the consolidation of our operations (primarily closing our Agawam, Massachusetts distribution center and our Tempe, Arizona facility). These increases were partially offset by reductions in SG&A as a percentage of revenues within the Traditional segment primarily related to a reduction in transportation and warehouse expenses.

Traditional segment SG&A decreased $1.0 million from $84.1 million to $83.1 million and as a percent of revenues decreased 90 basis points from 21.4% to 20.5%. The decline in Traditional segment SG&A was primarily due to reduced transportation and warehouse costs of $2.7 million, resulting from supply chain optimization efforts and a reduction in consulting costs incurred related to these supply chain optimization efforts, partially offset by a $1.5 million increase in selling expenses, resulting primarily from a change to our sales compensation plans. Specialty segment SG&A increased $29.6 million from $115.3 million to $144.9 million. Specialty segment SG&A as a percent of revenues increased 170 basis points from 32.7% to 34.4%. The increase in SG&A is primarily due to an increase in variable costs associated with an increase in revenues and an increase in SG&A as a percent of revenues from acquired businesses that have not yet been fully integrated. Corporate SG&A increased $3.1 million, primarily driven by a charge of $2.3 million to close our Agawam, Massachusetts facility, as well as a $1.4 million increase in administrative expenses, primarily driven by incremental compliance costs related to the initial adoption of Sarbanes-Oxley Section 404.

Interest Expense

Net interest expense decreased $3.3 million from $13.6 million to $10.3 million. The decrease in interest expense was due to a decrease in our effective borrowing rate and a decrease in average debt outstanding, including the conversion of $114.7 million in convertible notes to common stock in August 2004.

Other Expense and Convertible Debt Redemption Costs

Other expense was $1.6 million in fiscal 2005, compared to $1.0 million in fiscal 2004. Other expense primarily represented the discount and loss on the accounts receivable securitization. During the second quarter of fiscal 2005, $34.8 million in aggregate principal amount of our 6.0% convertible subordinated notes were redeemed. As a result, we recorded $1.8 million of expense including $1.2 million related to the premium on redemption of the notes and $0.6 million to write off deferred financing costs related to the notes.

Provision for Income Taxes

Provision for income taxes increased $2.2 million. The increase was due to higher pre-tax income, partially offset by a reduction in the effective income tax rate from 38.8% to 38.4%. The reduction in the effective income tax rate is the result of a decrease in state taxes through various state planning strategies. The effective income tax rate of 38.4% exceeds the federal statutory rate of 35% primarily due to the impact of state taxes.

Liquidity and Capital Resources

At January 22, 2005, we had working capital of $120.9 million. Our capitalization at January 22, 2005 was $723.1 million and consisted of total debt of $172.0 million and shareholders’ equity of $551.1 million.

Our existing revolving credit facility matures on April 11, 2006 and provides for $250.0 million of availability. The amount outstanding as of January 22, 2005 under the credit facility was $21.7 million. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. As of January 22, 2005, our effective interest rate on borrowings under our credit facility was approximately 4.08%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During the nine months ended January 22, 2005, we paid commitment fees on unborrowed funds under the credit facility of 41.9 basis points and amortized loan origination fee costs of $0.4 million related to the credit facility.

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

On December 8, 2004, the Company entered into a supplemental indenture related to the $133,000, 3.75% convertible subordinated notes due August 1, 2023. Under terms of the supplemental indenture, the Company is required to satisfy in cash the portion of its conversion obligation with respect to the notes equal to the Accreted Principal Amount (as further defined in the supplemental indenture). The Company is permitted to satisfy the portion of the conversion obligation in excess of the Accreted Principal Amount, if any, in either cash or shares of common stock.

On August 5, 2004, we called for the redemption of $149.5 million in aggregate principal amount of our 6.0% convertible subordinated notes effective August 20, 2004. During the period from August 5, 2004 through August 19, 2004, the holders of the notes exercised their right to convert $114.7 million in aggregate principal amount of the notes into 3.6 million shares of our Common Stock. On August 20, 2004, the remaining $34.8 million in aggregate principal amount of the notes were redeemed for the contractual redemption price of $36.0 million. We recognized $1.8 million in expenses related to the premium paid on redemption and the write-off of deferred financing costs.

Net cash provided by operating activities was $66.3 million for the first nine months of fiscal 2005 and $71.9 million for the first nine months of fiscal 2004. The $5.6 million decrease in operating cash flows was primarily driven by a $14.3 million decrease in cash flow related to a higher investment in inventory levels at January 22, 2005 when compared to January 24, 2004, partially offset by an $8.3 million increase in cash flow related to accounts payable levels.

Net cash used in investing activities for the first nine months of fiscal 2005 was $38.0 million as compared with $42.7 million in the first nine months of fiscal 2004. Additions to property, plant and equipment increased $9.8 million primarily consisting of distribution equipment in our new Lancaster, Pennsylvania distribution center, computer hardware and software related to the continued implementation of our new business systems. Fiscal 2004 cash paid in acquisitions represents the $9.6 million initial payment for the acquisition of Select Agendas, and the $26.5 million payment for the acquisition of Califone. Fiscal 2005’s cash paid in acquisitions of $19.2 million primarily represents the purchase of The Guidance Channel, Inc.

Cash flows from financing activities decreased $38.7 million from $12.7 million of cash provided in fiscal 2004 to $26.0 million of cash used in fiscal 2005. The decrease in cash flows from financing activities primarily relates to the $34.8 million in aggregate principal amount of our 6% convertible subordinated notes which were redeemed at a premium of $1.2 million during the second quarter of fiscal 2005. In the first quarter of fiscal 2004, $110.0 million in initial proceeds from the July 2003 convertible debt offering were used to repay debt outstanding under the credit facility. Fees associated with the initial offering were approximately $3.1 million.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations.

Off Balance Sheet Arrangements

We currently have a $100 million accounts receivable securitization facility which expires in November 2005, and may be extended further with the financial institution’s consent. At January 22, 2005, $50.0 million was advanced under the receivable securitization facility and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the nine months ended January 22, 2005 were $1.6 million and are included in other expenses in our consolidated statement of operations.

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

SCHOOL SPECIALTY, INC.
(Registrant)

03/02/05	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
President and Chief Executive Officer
(Principal Executive Officer)

03/02/05	/s/ Mary M. Kabacinski
Date	Mary M. Kabacinski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.