Form 10-K
period 2005-04-30
SCHOOL SPECIALTY INC
filed 2005-07-08
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended April 30, 2005

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of October 23, 2004, was approximately $879,993,046. As of June 1, 2005, there were 22,853,475 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Preliminary Proxy Statement on Schedule 14A filed on June 28, 2005 are incorporated by reference into Part III.

PART I

Item 1. Business

Unless the context requires otherwise, all references to “School Specialty,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. Our fiscal year ends on the last Saturday in April of each year. In this Annual Report on Form 10-K (“Annual Report”), we refer to fiscal years by reference to the calendar year in which they end (e.g., the fiscal year ended April 30, 2005 is referred to as “fiscal 2005”). Note that fiscal 2005 had 53 weeks, while all other fiscal years reported and referenced represent 52 weeks.

Company Overview

School Specialty is a leading education company that provides products, programs and services that enhance student achievement and development. We primarily serve the pre-kindergarten through twelfth grade (“preK-12”) education market in the United States and Canada. Based on our fiscal 2005 revenues, we believe we hold approximately a 14 percent market share of the other instructional materials market, a $7.2 billion market in 2003. We offer more than 85,000 items, many of which are proprietary, mailed over 50 million catalogs in fiscal 2005, operate a national distribution network and have developed e-commerce websites. Our broad product range enables us to provide customers with one source for their supplemental educational product needs. Our leading market position has been achieved by emphasizing high-quality products and services, superior order fulfillment and exceptional customer service. As a result, we have been able to establish relationships with virtually all of the preK-12 schools and reach nearly all of the teachers in the United States.

We recognize that supplemental educational product procurement decisions are made at the district and school levels by administrators as well as at the classroom level by teachers and curriculum specialists. As a result, we have created an innovative multi-channel sales and marketing strategy enabling us to market our products and services to the various levels of buyers within the education market. The “traditional” or “top down” approach targets school districts and school administrators through our traditional sales force of over 300 professionals, the School Specialty Education Essentials catalog and “School Specialty Online”, which is a B2B (business to business) e-commerce solution that allows custom catalogs and pricing, a business system interface and a B2T (business to teacher) option. The “specialty” or “bottom up” approach targets the classroom level decision-makers through our specialty sales force of over 300 professionals, through our catalogs featuring our specialty brands as well as the ClassroomDirect catalog and B2T websites. Our other specialty offerings include Premier Agendas, Childcraft, abc, Sax Arts & Crafts, School Specialty Publishing and Sportime. The specialty businesses offer more specialized products for individual disciplines. Many of these products are proprietary to our specialty brands.

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

We have grown significantly in recent years through acquisitions and internal growth. From fiscal 2001 through fiscal 2005, our revenues increased from $692.7 million to $1.003 billion, a compound annual growth rate of 9.7 percent. In fiscal 2005, revenues increased by 10.5 percent over the previous fiscal year. We remain focused on growth opportunities, including increasing our penetration rate and expanding in attractive regions, which would allow us to enhance our position as the number one marketer of supplemental educational materials in the United States.

School Specialty, Inc., founded in October 1959, was acquired by U.S. Office Products in May 1996. In June 1998, School Specialty was spun-off from U.S. Office Products in a tax-free transaction. Our common stock is listed on The Nasdaq National Market under the symbol “SCHS.” In August 2000, we reincorporated from Delaware to Wisconsin. Our principal offices are located at W6316 Design Drive, Greenville, Wisconsin 54942, and our telephone number is (920) 734-5712. Our general website address is www.schoolspecialty.com. You may obtain, free of charge, copies of this Annual Report on Form 10-K as well as our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K (and amendments to those reports) filed with, or furnished to, the Securities Exchange Commission as soon as reasonably practicable after we have filed, or furnished, such reports by accessing our website at http://www.schoolspecialty.com, selecting “Investor Information” and then selecting the “SEC Filings” link. Information contained in any of our websites is not deemed to be a part of this Annual Report.

On May 31, 2005, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of May 31, 2005, with LBW Holdings, Inc. and LBW Acquisition, Inc. LBW Holdings was formed for purposes of this transaction and is wholly-owned by Bain Capital Fund VIII, L.P., an affiliate of Bain Capital Partners, LLC, a Boston-based global private investment firm. LBW Acquisition was formed for purposes of this transaction and is wholly-owned by LBW Holdings. The merger agreement contemplates LBW Acquisition will be merged with and into the Company and each outstanding share of common stock of the Company will be converted into the right to receive $49.00 per share in cash, without interest. At the effective time of the merger, any option to purchase shares of the Company’s common stock that is not exercised (other than certain options that are converted pursuant to agreements between LBW Holdings and individual executive officers) will be canceled as of the effective time of the merger in exchange for a cash payment equal to $49.00 (without interest) times the total number of shares subject to the options, less the aggregate exercise prices of the options and less applicable taxes required to be withheld, except that any options with an exercise price equal to or greater than $49.00 per share will be canceled without any cash payment. Under certain circumstances (described in further detail herein) prior to the merger, holders of the Company’s 3.75% Convertible Subordinated Notes due 2023 may surrender such notes for a cash payment or a combination of cash and shares of the Company’s common stock. Holders of such notes also may surrender such notes in connection with the merger for a cash payment based on the merger consideration. Not more than 20 days after the effective time of the merger, the Company, as the surviving corporation in the merger, must make an offer to repurchase all of such notes then outstanding for an amount in cash equal to 100% of the accreted principal amount of the notes, plus accrued and unpaid interest to, but not including, the date the repurchase price is paid. The transaction is expected to be completed in the Company’s fiscal second quarter ending on October 29, 2005. The Company and LBW Holdings estimate that the total amount of funds necessary to complete the merger and related transactions and to pay related fees and expenses will be approximately $1.6 billion. These funds will come principally from debt financing arranged by LBW Holdings and LBW Acquisition. LBW Holdings’ obligation to close under the debt financing is subject to specific conditions relating to the condition of the debt financing markets. In addition, the transaction is subject to receipt of debt financing, as well as approval by the Company’s shareholders and other customary conditions, including regulatory approval.

The Company filed a Preliminary Proxy Statement on Schedule 14A on June 28, 2005 relating to the proposed merger, and shareholders are encouraged to read this proxy statement for a more thorough discussion of the proposed merger.

Industry Overview

The school supply market consists of the sale of supplemental educational products, consumable materials, furniture and equipment to school districts, individual schools, teachers and curriculum specialists who purchase products for school and classroom use. Based on information provided by National School Supply and Equipment Association (“NSSEA”), we estimate that 2003 public school expenditures in the United States of other instructional materials were approximately $7.2 billion sold primarily through institutional channels supplemented by retail channels, such as teacher stores.

According to Quality Education Data’s 2005 Education Market Solutions report, there are approximately 17,500 school districts, 115,500 elementary and secondary schools and 3.7 million teachers in the United States. Administrators for both school districts and individual schools usually make the decision to purchase the general consumable products and furniture needed to operate the school. Teachers and curriculum specialists generally decide on curriculum-specific products for use in their classrooms and individual disciplines. According to the NSSEA, teachers in the United States spent approximately $1.9 billion of their own money in 2002 on supplies to supplement classroom materials.

The industry has highly predictable and generally favorable trends. According to the U.S. Department of Education, education expenditures exceeded $450 billion in 2003 and are expected to have risen to over $500 billion in 2004. The most common measure of education spending is current expenditures per student. According to the National Education Association, current expenditures per student in constant dollars have increased from $6,696 in 1989 to an estimated $8,041 in 2003 and are expected to increase further to $8,875 in 2010, a 10 percent increase over 2003 expenditures. Incremental spending will thus exceed enrollment growth, which according to the U.S. Department of Education is projected to grow by 5 percent from 2001 to 2013 to a record level of 56 million students. The industry is affected by prevailing political and social trends. The attitude of the government towards education determines, to some extent, total expenditures on education. The attitude toward education is generally favorable, and the preK-12 funding environment has shown recent evidence of improvement in comparison to the past few years, which had experienced pressure on some state and local budgets to reduce school funding due to a generally weakened economic environment.

According to the U.S. Department of Education’s National Center for Education Statistics, 2003 funding for preK-12 schools is comprised of approximately 49 percent from state budget sources, 43 percent from local sources such as municipal property taxes and 8 percent from other sources including federal funding.

In January 2002 President Bush signed into law the No Child Left Behind Act of 2001 designed to improve student achievement in classrooms across the country. The fiscal 2005 federal budget provided for $38.7 billion in federal education funding, a 33 percent increase over the prior year. Further, the proposed fiscal 2006 budget provides $56 billion in education funding, a planned 45 percent increase over the 2005 budget.

The industry is highly fragmented with NSSEA estimating approximately 3,300 education companies providing supplemental education products in 2004, many of which are family- or employee-owned businesses that operate in a single geographic region. We believe the increasing demand for single-source suppliers, prompt order fulfillment and competitive pricing, along with the related need for suppliers to invest in automated inventory and electronic ordering systems, is fostering consolidation within the industry. The industry has been trending toward decentralized, or site-based purchasing, which increases individual school’s and teacher’s roles in educational products procurement decisions. We believe these changes are driving a shift in growth to the higher margin specialty businesses, which offer more focused products for different educational disciplines.

Recent Acquisitions

The Guidance Channel, Inc. In September 2004 we acquired certain assets of The Guidance Channel, Inc. and its subsidiaries or related companies, for approximately $19 million. The Guidance Channel is an educational publishing and media company, providing children, students, parents and teachers with timely and effective tools that help with critical life choices. The Guidance Channel offers over 5,000 proprietary publications and products, including multimedia programs, videos, curricula, information handouts, therapeutic games and prevention-awareness items. This business has been integrated with Teacher’s Media Company in our Specialty segment.

School Specialty Publishing. In January 2004 we acquired select assets of the Children’s Publishing business of McGraw-Hill Education, a division of The McGraw-Hill Companies, for approximately $46 million. The Children’s Publishing business, renamed School Specialty Publishing, develops, produces, markets and distributes supplemental education materials (including literature, workbooks and manipulatives), to education companies, retailers and consumers. This business is reported as part of our Specialty segment. This acquisition included an operation based in the United Kingdom (“U.K.”). On February 29, 2004, we sold the stock of the U.K. based business to Findel Education Ltd. for approximately $4 million.

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

Sunburst Visual Media. In February 2003 we acquired the visual media division of Sunburst Technology Corporation for approximately $8 million. Sunburst is a leading developer and marketer of proprietary videos, DVDs and related curriculum materials covering the character education, health and guidance curriculums in K-12 schools. Sunburst has been integrated with Teacher’s Media Company as a separate brand offering and is reported in our Specialty segment.

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

Broad Product Lines. Our strategy is to provide a full range of high-quality supplemental learning products to meet the complete needs of schools for preK-12. With over 85,000 items ranging from classroom essentials, manipulatives and furniture to playground equipment, we provide customers with one source for their supplemental learning materials and furniture needs. In addition to our traditional School Specialty Education Essentials brand, our specialty businesses enrich our general product offering and create opportunities to cross merchandise our specialty products to our traditional customers. Specialty businesses include the following brands:

Brand	Products
abc School Supply	Early childhood
Abilitations	Physical education for special needs
Brodhead Garrett	Industrial arts
Califone	Sound presentation systems
Childcraft Education Corp.	Early childhood
Classroom Direct	Classroom essentials
Frey Scientific	Science
Hammond & Stephens	School forms
Premier Agendas	Student agendas
Sax Arts & Crafts	Art products
Sax Family & Consumer Sciences	Health / family living
School Specialty Publishing	Supplemental educational materials
Sportime	Physical education
Sunburst Visual Media	Educational videos
Teacher’s Media Company	Educational videos and guidance materials

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

Established Infrastructure, Distribution Agreements and Customer Relationships. We believe our numerous leading brands, national sales force, large and broad product offering, established distribution and licensing agreements, established customer relationships and a national distribution network with multiple sales channels, including e-commerce, give us a significant competitive advantage. The supplemental learning products market is highly seasonal, with a January through July selling season and a June through October shipping season, and our infrastructure and logistical capacities and capabilities permit us to meet the requirements of these peak periods effectively.

Proven Acquisition and Integration Model. We have completed 13 acquisitions since May 2000. We have established a 6 to 12 month target for our integration process in which we form a focused transition team that is assigned the responsibility to sell or discontinue incompatible business units, reduce the number of items in the product offering, eliminate redundant expenses, integrate the acquired entity’s business systems, and exploit buying power. We believe we have proven that we can rapidly improve the operating margins of the businesses we acquire by employing an effective integration process.

Effective Use of Technology. We believe that our use of information technology systems allows us to offer customers more convenient and cost effective ways of ordering products, improve the order fulfillment process to increase on-time and complete performance and more precisely focus our sales and marketing strategies.

Experienced and Incentivised Management. Our management team provides depth and continuity of experience. In addition, management’s interests are aligned with those of our shareholders, as many members of management own shares of our common stock and/or have been granted options to purchase our common stock.

Growth Strategy

We use the following strategies to grow and enhance our position as the leading marketer of supplemental learning products:

Internal Growth. We plan to continue to increase our revenues by:

•	Taking advantage of market growth resulting from rising expenditures per student, combined with increasing enrollment

•	Developing proprietary products that are curriculum and age specific

•	Increasing penetration in the early childhood learning market

•	Increasing penetration in geographic markets where we are currently underrepresented, including Canada

•	Increasing penetration in large districts by offering our single-source product solution

•	Cross-merchandising specialty products to traditional customers

•	Increasing marketing directed toward teachers

•	Utilizing direct marketing techniques and strategies to increase customer acquisition and retention

•	Encouraging brand loyalty to the total School Specialty brand offering

•	Adding new products to enhance the breadth of our product offering, including new products obtained through exclusive distribution and licensing agreements

•	Pursuing price increases to the extent supported by market conditions

•	Adding sales through various e-commerce solutions including Internet channels.

Margin Improvement. As we continue to grow our revenues, we plan to increase margins by selling more specialty products, which typically generate higher gross margins due to the large number of proprietary products in the product mix. In addition, we believe we can further improve operating margins by leveraging the benefits of our recent acquisitions and:

•	Increasing buying power combined with price expansion

•	Reviewing and adjusting the level of customer discounts

•	Taking advantage of the industry’s shift toward site-based (versus centralized) purchasing

•	Increasing our sourcing of product from overseas, including private label importing

•	Improving the efficiency of our supply chain activities

•	Continuing the elimination of redundant expenses of acquired businesses

•	Reducing our overhead costs.

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

Our general supplemental educational product lines can be described as follows:

Education Essentials. Through the School Specialty Education Essentials catalog, which is targeted to administrative decision makers, we offer a comprehensive selection of classroom essentials, instructional materials, educational games, art supplies, school forms, educational software, physical education equipment, audio-visual equipment, school furniture and indoor and outdoor equipment. We believe we are the largest school furniture source in the United States. We have been granted exclusive franchises for certain furniture lines in specific territories and we enjoy significant purchasing power in open furniture lines. We enhance our furniture offering with a custom design and contract management service called Projects by Design, which assists in the building or renovation of schools.

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

Sax Arts & Crafts. Sax Arts & Crafts is a leading provider of art products and art instruction materials, including paints, brushes, paper, ceramics, art metals and glass, leather and wood crafts. Sax Arts & Crafts offers customers a toll free “Art Savvy Hotline” staffed with professional artists to respond to customer questions. Sax Arts & Crafts also brings educators new offerings that help enrich student’s experiences, equipping them for adult life and leadership through the brand Sax Family & Consumer Sciences.

School Specialty Publishing. School Specialty Publishing develops, produces, markets and distributes supplemental education materials including literature, workbooks and manipulatives and owns copyrights to over 5,000 titles under leading imprints including: Instructional Fair, Frank Schaffer, Judy Instructo, Brighter Child, American

Education Publishing and Spectrum. These brands are primarily marketed to education companies and retailers through a distributed sales force.

ClassroomDirect. ClassroomDirect offers general supplemental educational products to teachers and curriculum specialists directly through its mail-order catalogs and fully integrated B2T website.

Sportime. Sportime is a leading developer of physical education, athletic and recreational products. Sportime’s catalog product offering includes products for early childhood through middle school as well as targeted products for physically or learning challenged children under the Abilitations brand.

Teacher’s Media Company and Sunburst Visual Media. Teacher’s Media Company and Sunburst Visual Media are leading producers and marketers of educational videos and DVDs for educators, guidance and prevention materials for at-risk youth and play therapy tools to address the social and emotional needs of children. Teacher’s Media Company targets teachers, curriculum coordinators and department heads through 17 different curriculum-oriented catalogs, with a total annual mailing volume in excess of 18 million catalogs. Sunburst Visual Media produces videos, DVDs and related curriculum materials covering character education, health and guidance curriculums to schools.

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

Intellectual Property

We maintain a number of trademarks, trade names and service marks. We believe that many of these marks and trade names have significant value and are materially important to our business. Our trademarks, trade names and service marks include the following: School Specialty Education Essentials, School Specialty Publishing, Spectrum, American Education Publishing, Brighter Child, Frank Schaffer, Instructional Fair, Ideal, Judy, abc School Supply, Abilitations, Brodhead Garrett, Califone, Childcraft Education Corp., ClassroomDirect, Frey Scientific, Hammond & Stephens, Premier Agendas, Sax Arts & Crafts, Sax Family & Consumer Sciences, Sportime, Sunburst Visual Media, and Teacher’s Media Company. In addition, we maintain other intangible property rights.

Sales and Marketing

We have implemented an innovative multi-channel sales and marketing strategy that employs a traditional sales force of over 300 professionals, a specialty sales force of over 300 professionals, over 50 million catalogs mailed in fiscal 2005, B2T websites and B2B e-commerce solutions. We believe we have developed a substantially different sales and marketing model from that of other supplemental educational resource companies in the United States. Our strategy is to use two separate sales and marketing approaches (“top down” and “bottom up”) to reach all the prospective purchasers in the education system.

“Top Down.” Our “top down” marketing approach targets administrative decision-makers through our traditional sales force, the School Specialty Education Essentials general merchandise catalog and the School Specialty Online B2B e-commerce solution. This top-down approach accounts for the majority of our traditional business.

Our primary compensation program for sales representatives includes a base salary plus a bonus based on sales and gross margin achievement.

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

“Bottom Up.” We use the “bottom up” approach to target the classroom level decision-makers through our specialty sales force, catalogs featuring our proprietary products and our specialty brands and B2T websites. These catalogs allow teachers to choose products that are specific to their curriculum and classroom needs and may not have been purchased by school administration.

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

Internet Operations. Our internet channel activities through “School Specialty Online” are focused on creating incremental revenue, driving down cost by receiving more orders electronically, and creating a full customer self-service portal. Due to the nature of our approach to the market, our systems provide both B2B and B2T functionality to meet the specific needs of each group. We have been involved in electronic ordering system for over 15 years and offer e-commerce solutions in the industry directed strictly at the education market.

All of our School Specialty family of brands have access to this common e-commerce system which allows our customers a single access point for purchasing. Our brand managers can control the products, pricing and merchandising related to their specific brands. For example, the physical education curriculum specialists can be directed to their area of emphasis through the Internet.

“School Specialty Online” is designed to meet specific and unique needs of educational organizations. The B2B functionality allows the organizations to manage funding through the use of purchase order spending limitation, approval workflows, order management, and reporting. The B2T features of advanced product search, custom catalogs, and email notification allow education users to have access to the full line of School Specialty products.

Pricing. Pricing for our general and specialty product offerings varies by product and market channel. We generally offer a negotiated discount from catalog prices for products from our School Specialty Education

Essentials catalog and respond to quote and bid requests. The pricing structure of proprietary specialty products offered through direct marketing is generally less subject to negotiation.

School Specialty has built a broad customer base where no single customer accounted for more than 3 percent of sales during fiscal 2003, 2004 or 2005. We believe we sell into every school district in the United States and reach nearly all of the country’s teachers.

Procurement

Global Sourcing. We have increased our margins while improving product quality by directly sourcing product through overseas channels. The acquisitions of School Specialty Publishing and Califone increased the amount of product purchased from offshore sources of supply. Increasingly, we are looking to foreign vendors to manufacture proprietary products and develop exclusive products on our behalf.

Traditional Business. Each year, product management adds new items to our catalog. We purchase and inventory these items before the catalog is released so that we can immediately satisfy customer demand. Slow-moving products are removed from the catalog and from stock to make room for better performing inventory. We typically negotiate annual supply contracts with our vendors. These contracts with larger vendors usually provide special pricing consideration and/or extended terms and often include volume discounts and rebate programs. We have exclusive distribution rights on several furniture and equipment lines.

Specialty Business. Our specialty businesses develop many proprietary products and generally outsource the manufacturing of these items. Our Childcraft division manufactures wood furniture, and our Premier division designs and produces student agendas and school forms at our facilities in Bellingham, Washington; Fremont, Nebraska; Langley, British Columbia; and Lachine, Quebec, as well as through third-party printers. We purchase non-proprietary items for specialty companies in a similar manner to that of our traditional business purchasing process. We maintain close and stable relationships with our vendors to facilitate a streamlined procurement process. At the same time, we continually review alternative supply sources in an effort to improve quality, improve customer satisfaction, and reduce product cost. Our transactions with our larger vendors are processed through an electronic procurement process. This electronic process reduces costs and improves accuracy and efficiency in our procurement and fulfillment process.

When multiple franchises buy from the same vendor, we typically negotiate one contract to fully leverage our combined buying power.

Private Label Product. School Smart is replacing ClassroomSelect as our private label brand. These products allow us to expand our product offerings and further improve our margins.

Logistics

Eight fully-automated and seamlessly-integrated distribution centers, totaling over 2 million square feet of operating space, forms what we believe to be the largest and most sophisticated distribution network among our direct marketing competitors. Enhancing this network is the 400,000 square foot Mt. Joy, Pennsylvania distribution center, which began shipping orders in late February 2005. We believe this network represents a significant competitive advantage for us, allowing us to reach any school in a fast and efficient fashion. We utilize a third-party logistics provider in China to consolidate inbound shipments, lowering our transportation and inventory storage costs. For outbound customer shipments, we also use third-party logistics consolidators to help us efficiently meet customer expectations for large and complex orders.

In order to maintain the proprietary nature of some of our specialty products, we operate five manufacturing facilities. Our Lancaster, Pennsylvania plant manufactures furniture primarily for the Childcraft and abc brands. The Bellingham, Washington; Fremont, Nebraska; Langley, British Columbia; and Lachine, Quebec facilities produce student agendas and school forms. Our manufactured products accounted for less than 10 percent of sales during fiscal 2003, 2004 and 2005.

Information Systems

We believe that through the utilization of technology for process improvement in areas such as procurement, inventory management, customer order management, order fulfillment, and information management, we are able to offer customers more convenient and cost-effective ways to order products, improve the order fulfillment process to increase on-time and complete performance and effectively focus our sales and marketing strategies.

In Education Essentials and certain specialty businesses, we use a specialized distribution software package called System for Distributors. It includes fully integrated process capability from sales order entry through customer invoicing, and inventory requirements planning and procurement through to accounts payable. The financial results of sales, purchasing and inventory transactions are automatically posted to the general ledger each day. We have made numerous enhancements to the system that allow greater capability to meet the unique needs of our customers and the seasonal requirements of the industry.

Most of the remaining specialty divisions use a mail-order and catalog system from Ecometry Corporation. This system meets the needs of our direct marketing companies through extensive ability to do list management and tracking of multiple marketing offers and promotions.

We are in the process of implementing new systems capabilities to augment our legacy systems. The new business systems utilize Yantra Corporation’s multi-enterprise order management and warehouse management software. All eight distribution centers utilize warehouse management software and all orders from Education Essentials and the specialty companies that are shipping from these centers are managed through Yantra order management. Financial capabilities were deployed during fiscal 2005 utilizing Oracle Corporation’s financial applications including general ledger and accounts payable integrated to the business processes. This model will continue to be extended and deployed including new functions and capabilities during fiscal 2006. By utilizing common business systems across the corporation, we expect to achieve improved business processes, reduce cycle time and enhance integration between the business units. We believe the technologies of the new systems will readily support continued growth and integration of our existing and newly-acquired businesses.

Competition

We believe competition in the market in which we operate is fragmented with approximately 3,300 regional suppliers to preK-12 schools in 2004. These companies are generally smaller in terms of revenues and serve customers in limited geographic regions. We also compete, to a much lesser extent, with alternate channel competitors such as office product contract stationers and office supply superstores. Their primary advantages over us are size, location, greater financial resources and buying power. Their primary disadvantage is that their product mix typically covers less than 20 percent of the school’s needs (measured by volume). We believe we compete favorably with these companies on the basis of service and product offering.

Employees

As of June 1, 2005, we had approximately 2,600 full-time employees. To meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union. We consider our relations with our employees to be very good.

Backlog

We have no material backlog at April 30, 2005. Our customers typically purchase products on an as-needed basis.

Forward-Looking Statements

Statements in this Annual Report which are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 1, Business and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, future acquisitions, capital expenditures and adequacy of capital resources; (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission; and (3) information contained in written material, releases and oral statements issued by, or on behalf of, School Specialty including, without limitation, statements with respect to projected revenues, costs, earnings and earnings per share. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues” or similar expressions.

All forward-looking statements included in this Annual Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by or on behalf of us, in this Annual Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the factors listed in Exhibit 99.2 to our Form 10-K for fiscal 2005.

Item 2. Properties

Our corporate headquarters is located in a leased facility. The lease on this facility expires in April 2021. The facility is located at W6316 Design Drive, Greenville, Wisconsin, a combined office and warehouse facility of approximately 332,000 square feet, which also services both our Traditional and Specialty segments. In addition, we lease or own the following principal facilities as of June 1, 2005:

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Agawam, Massachusetts (1)	188,000	Leased	November 3, 2020
Atlanta, Georgia (2)	20,000	Leased	January 31, 2006
Bellingham, Washington (2)	49,000	Leased	March 31, 2011
Bellingham, Washington (2)	25,000	Leased	July 31, 2007
Bellingham, Washington (2)	22,000	Leased	October 30, 2007
Bellingham, Washington (2)	15,000	Leased	December 31,2005
Birmingham, Alabama (2)	25,000	Leased	March 31, 2010
Columbus, Ohio (2)	18,000	Leased	July 31, 2006
Chatsworth, California (2) (4)	20,000	Leased	—
Fremont, Nebraska (2)	95,000	Leased	June 30, 2008
Fresno, California (3)	163,000	Leased	October 31, 2009
Hawthorne, New York (2)	9,000	Leased	June 17, 2008
Lachine, Quebec (2)	50,000	Leased	May 30, 2006
Lancaster, Pennsylvania (2)	73,000	Leased	December 31, 2007
Langley, British Columbia (2)	9,000	Leased	August 31, 2008
Langley, British Columbia (2)	10,000	Leased	August 31, 2008
Lyons, New York (3)	195,000	Owned	—
Mansfield, Ohio (3)	315,000	Leased	November 3, 2020
Mansfield, Ohio (3)	106,000	Leased	June 8, 2006
Mt. Joy, Pennsylvania (3)	400,000	Leased	December 31, 2024
New Berlin, Wisconsin (2)	16,000	Leased	September 30, 2007
Norcross, Georgia (3)	41,000	Leased	January 1, 2011
Plainview, New York (2)	12,000	Leased	June 30, 2010
Salina, Kansas (3)	115,000	Owned	—
Salina, Kansas (3)	45,000	Leased	February 28, 2006
Salina, Kansas (3)	13,000	Leased	January 31, 2006
Southaven, Mississippi (3)	200,000	Leased	December 31, 2010
Walker, Michigan (2)	100,000	Leased	December 31, 2006
Walker, Michigan (2)	146,000	Leased	December 31, 2006
Walker, Michigan (2)	196,000	Leased	July 31, 2011

(1)	The Company is subleasing this facility.
(2)	Location primarily services the Specialty segment.
(3)	Location primarily services both business segments.
(4)	Facility lease at this location is renewed monthly.

The 73,000 square foot Lancaster, Pennsylvania facility is used for manufacturing wood products and the Fremont, Nebraska; Langley, British Columbia; Lachine, Quebec; and Bellingham, Washington facilities are used for production of agendas and school forms. The other facilities are distribution centers and/or office space. We believe that our properties, as enhanced for our ongoing expansion, are adequate to support our operations for the foreseeable future. We regularly review the utilization and consolidation of our facilities.

Item 3. Legal Proceedings

Following the Company’s May 31, 2005 announcement that it had signed the merger agreement to be acquired by an affiliate of Bain Capital Partners, LLC, the Company was named as a defendant in three putative shareholder class actions filed in the Circuit Court for Outagamie County, Wisconsin: (1) Neal Auman v. School Specialty, Inc., et al., Case No. 05-CS-765; (ii) Adams Family Trust v. School Specialty, Inc., et al., Case No. 05-CA-771; and (iii) Alaska Hotel and Restaurant Employees Pension Trust Fund v. School Specialty, Inc., et al., Case No. 05-CA-797.

The complaint in each action purports to have been filed by a shareholder of the Company who seeks to maintain the suit as a class action on behalf of all holders of Company common stock, excluding those related to or affiliated with any of the defendants. The complaints assert claims arising out of the Company’s May 31, 2005 announcement and allege that the Company and its directors breached fiduciary duties to the Company’s shareholders by negotiating and agreeing to the transaction with Bain Capital at a price that the plaintiffs claim to be inadequate. Among all three actions the plaintiffs seek, among other things, to enjoin or to rescind the transaction with Bain Capital, other injunctive relief and/or damages and other monetary relief.

The Company does not believe that the actions are meritorious and intends to vigorously contest them.

We are also, from time to time, a party to legal proceedings arising in the normal course of business. We believe that none of these legal proceedings will materially or adversely affect our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the quarter ended April 30, 2005 to a vote of our security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 1, 2005, the following persons served as executive officers of School Specialty:

Name and Age of Officer
David J. Vander Zanden Age 50	Mr. Vander Zanden became President and Chief Executive Officer of School Specialty in September 2002, after serving as Interim Chief Executive Officer since March 2002. Mr. Vander Zanden served as President and Chief Operating Officer from March 1998 to March 2002. From 1992 to March 1998, he served as President of Ariens Company, a manufacturer of outdoor lawn and garden equipment. Mr. Vander Zanden has served as a director of School Specialty since June 1998.

Mary M. Kabacinski Age 56	Ms. Kabacinski, a Certified Public Accountant, has served as Executive Vice President and Chief Financial Officer of School Specialty since August 1999. From 1989 to 1999, she served as Senior Vice President and Chief Financial Officer for Marquette Medical Systems, a manufacturer of medical devices.

A. Brent Pulsipher Age 63	Mr. Pulsipher became Executive Vice President of Corporate Technology in April 2004, after serving as Executive Vice President of Corporate Logistics and Technology of School Specialty since March 2001. From 1998 to 2001, Mr. Pulsipher was Chief Information Officer for Tropical Sportswear International, an apparel producer and brand manager. Mr. Pulsipher held the position of Manager of Consulting Services for Distribution Resources Company, a software developer, from 1988 to 1998.

Stephen R. Christiansen Age 43	Mr. Christiansen joined School Specialty in November 2002 as Executive Vice President, Specialty Companies, following a thirteen-year tenure with Kimberly-Clark Corporation, a world-wide manufacturer of personal care and health care products, where he held progressive marketing and general management positions in the United States and Latin America.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “SCHS” on The Nasdaq National Market. The table below sets forth the reported high and low closing sale prices for shares of the common stock, as reported by the National Association of Securities Dealers, Inc. during the indicated quarters.

	High	Low
Fiscal 2005 quarter ended
July 24, 2004	$36.72	$34.08
October 23, 2004	40.86	33.49
January 22, 2005	42.69	35.72
April 30, 2005	40.05	37.02

Fiscal 2004 quarter ended
July 26, 2003	$30.59	$18.08
October 25, 2003	29.83	26.25
January 24, 2004	36.85	27.05
April 24, 2004	37.06	33.32

Holders

As of June 1, 2005, there were 2,066 record holders of our common stock.

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

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except per share data)(1)

	Fiscal Year
	2005	2004	2003	2002	2001
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Statement of Operations Data:
Revenues	$1,002,507	$907,503	$870,030	$767,387	$692,674
Cost of revenues	584,475	532,824	512,167	473,407	440,946

Gross profit	418,032	374,679	357,863	293,980	251,728
Selling, general and administrative expenses	330,913	288,560	271,916	236,436	208,153
Restructuring and strategic restructuring costs	—	—	—	—	4,500

Operating income	87,119	86,119	85,947	57,544	39,075
Interest expense (net)	12,882	18,284	18,001	17,279	16,855
Other expense	2,074	1,123	1,909	3,965	1,214
Redemption costs and fees for convertible debt redemption	1,839	—	—	—	—

Income before provision for income taxes	70,324	66,712	66,037	36,300	21,006
Provision for income taxes	27,323	25,915	26,447	14,521	9,075

Net income (2)	$43,001	$40,797	$39,590	$21,779	$11,931

Net income per share:
Basic	$1.99	$2.17	$2.16	$1.22	$0.68
Diluted	$1.88	$1.94	$1.94	$1.17	$0.67
Weighted average shares outstanding:
Basic	21,612	18,828	18,324	17,917	17,495
Diluted	23,910	24,125	23,378	18,633	17,782

Selected Operating Data:
EBITDA (3)	$105,743	$104,618	$100,024	$65,102	$52,982
Free cash flow (3)	$25,748	$52,391	$55,376	$64,838	$27,449

	April 30, 2005	April 24, 2004	April 26, 2003	April 27, 2002	April 28, 2001
Balance Sheet Data:
Working capital	$114,513	$132,001	$95,946	$77,273	$84,925
Total assets	884,605	832,607	736,335	673,642	523,359
Long-term debt	149,680	314,104	292,844	285,592	176,183
Total debt	195,671	314,628	293,356	290,063	198,038
Shareholders’ equity	544,545	378,975	321,453	271,170	239,252

(1)	Our business has grown significantly since 2001 through acquisitions and internal growth. For detailed information on acquisitions during fiscal years 2005, 2004 and 2003, see the “Business Combinations” note in our notes to consolidated financial statements. During fiscal 2002, we made four acquisitions under the purchase method for an aggregate purchase price of approximately $165.6 million, and during fiscal 2001, we made two acquisitions under the purchase method for an aggregate purchase price of approximately $116.6 million.

(2)	At the beginning of fiscal 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which resulted in goodwill no longer being subject to amortization. Goodwill amortization, net of tax, included in net income during fiscal year 2001 was $5.0 million.
(3)	The following table discloses our EBITDA (earnings before interest, taxes, depreciation, intangible amortization and amortization of development costs) and free cash flow, which are considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that certain non-GAAP financial measures, including EBITDA and free cash flow, are helpful when presented in conjunction with the comparable GAAP measures. EBITDA eliminates the effects of interest, taxes, depreciation, intangible amortization and amortization of development costs from period to period, which we believe is useful to management, investors and other interested parties in evaluating our operating performance as these costs are not directly attributable to the underlying performance of the business operations. EBITDA amounts previously reported have been reclassified to conform with the current year presentation. EBITDA does not include an adjustment for other expense, which is primarily comprised of the discount and loss on the accounts receivable securitization, of $2.1 million, $1.1 million, $1.9 million, $4.0 million and $1.2 million for fiscal years 2005, 2004, 2003, 2002 and 2001, respectively.

Free cash flow is used as a liquidity measure that provides useful information to management, investors and other interested parties about the amount of cash generated by the business after reinvestment of cash from operations in capital expenditures. We use free cash flow as a financial metric to evaluate investing and financing alternatives. Our investors may use free cash flow as a measure of predictable and reliable cash available for investment in future acquisitions as well as to assess the Company’s ability to provide a return to its shareholders. Free cash flow is the amount of cash generated from operating activities after the acquisition of property and equipment and investment in development costs, net of proceeds from disposal of property and equipment. Cash flow from operating activities is further adjusted for the activity under our accounts receivable securitization facility, which we consider a financing instrument.

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

	Fiscal Year
	2005	2004	2003	2002	2001
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Earnings before interest, taxes, depreciation, intangible amortization and amortization of development costs (EBITDA):
Net income	$43,001	$40,797	$39,590	$21,779	$11,931
Provision for income taxes	27,323	25,915	26,447	14,521	9,075
Net interest expense	12,882	18,284	18,001	17,279	16,855
Depreciation and amortization expense	18,119	17,905	15,521	11,198	14,962
Amortization of development costs	4,418	1,717	465	325	159

EBITDA	$105,743	$104,618	$100,024	$65,102	$52,982

Free cash flow reconciliation:
Net cash provided by operating activities	$52,031	$68,956	$62,966	$76,216	$86,017
Additions to property and equipment	(23,376)	(8,974)	(11,305)	(12,110)	(15,200)
Investment in development costs	(5,835)	(4,726)	(940)	(603)	—
Proceeds from disposal of property and equipment	128	1,135	655	1,335	6,632
Net accounts receivable securitization facility activity	2,800	(4,000)	4,000	—	(50,000)

Free cash flow	$25,748	$52,391	$55,376	$64,838	$27,449

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”)

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

We have grown significantly in recent years through acquisitions and internal growth. For information on our recent acquisitions see the “Business Combinations” note in the notes to our consolidated financial statements. Our revenues for fiscal 2005 were $1.003 billion and our operating income was $87.1 million, which represented compound annual revenue growth, including acquisitions, of 9.7% and compound annual operating income growth of 22.2%, compared to our fiscal 2001 results.

Our gross margin has improved from 36.3% in fiscal 2001 to 41.7% in fiscal 2005. This improvement was due to an increase in our offering of proprietary products and increased buying power. We have acquired many specialty businesses, which tend to have more proprietary products in their offerings and consequently higher gross margins than our traditional businesses. The specialty businesses have also experienced higher revenue growth than the traditional businesses, resulting in a product mix with higher gross margins. In addition, our acquisitions of both specialty and traditional businesses have increased our purchasing power, resulting in reduced costs of the products we purchase. Further, with the recent acquisitions of School Specialty Publishing and Califone, we have acquired suppliers through vertical acquisitions and have therefore captured the suppliers’ margins. Another factor contributing to the increase in gross margin is the direct sourcing of product through overseas channels.

Our operating profit and margins have also improved significantly since fiscal 2001, from $39.1 million or 5.6% of revenues in fiscal 2001 to $87.1 million or 8.7% of revenues in fiscal 2005. This improvement reflects our acquisitions of specialty businesses, which typically have higher operating margins than our traditional businesses. In addition, through the integration of acquired businesses, we have been able to further improve our operating profit and margins by eliminating redundant expenses, leveraging overhead costs and improving purchasing power. Operating margins showed a modest decline from 9.9% in fiscal 2003 to 8.7% in fiscal 2005, related to certain price concessions offered to customers in conjunction with the tight school funding environment over this period, as well as integration and facility closure costs incurred in fiscal 2005 related to the closure of our Agawam, Massachusetts and Tempe, Arizona facilities and the opening of our new distribution center in Mt. Joy, Pennsylvania.

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

Our business is highly seasonal, and the acquisitions of seasonal businesses during the off season has depressed operating margins and income in the year of acquisition, the most dramatic of which were the J.L. Hammett acquisition in fiscal 2001 and Premier Agendas acquisition in fiscal 2002.

Recent Development

On May 31, 2005, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of May 31, 2005, with LBW Holdings, Inc. and LBW Acquisition, Inc. LBW Holdings was formed for purposes of this transaction and is wholly-owned by Bain Capital Fund VIII, L.P., an affiliate of Bain Capital Partners, LLC, a Boston-based global private investment firm. LBW Acquisition was formed for purposes of this transaction and is wholly-owned by LBW Holdings. The merger agreement contemplates LBW Acquisition will be merged with and into the Company and each outstanding share of common stock of the Company will be converted into the right to receive $49.00 per share in cash, without interest. At the effective time of the merger, any option to purchase shares of the Company’s common stock that is not exercised (other than certain options that are converted pursuant to agreements between LBW Holdings and individual executive officers) will be canceled as of the effective time of the merger in exchange for a cash payment equal to $49.00 (without interest) times the total number of shares subject to the options, less the aggregate exercise prices of the options and less applicable taxes required to be withheld, except that any options with an exercise price equal to or greater than $49.00 per share will be canceled without any cash payment. Under certain circumstances (described in further detail herein) prior to the merger, holders of the Company’s 3.75% Convertible Subordinated Notes due 2023 may surrender such notes for a cash payment or a combination of cash and shares of the Company’s common stock. Holders of such notes also may surrender such notes in connection with the merger for a cash payment based on the merger consideration. Not more than 20 days after the effective time of the merger, the Company, as the surviving corporation in the merger, must make an offer to repurchase all of such notes then outstanding for an amount in cash equal to 100% of the accreted principal amount of the notes, plus accrued and unpaid interest to, but not including, the date the repurchase price is paid. The transaction is expected to be completed in the Company’s fiscal second quarter ending on October 29, 2005. The Company and LBW Holdings estimate that the total amount of funds necessary to complete the merger and related transactions and to pay related fees and expenses will be approximately $1.6 billion. These funds will come principally from debt financing arranged by LBW Holdings and LBW Acquisition. LBW Holdings’ obligation to close under the debt financing is subject to specific conditions relating to the condition of the debt financing markets. In addition, the transaction is subject to receipt of debt financing, as well as approval by the Company’s shareholders and other customary conditions, including regulatory approval.

The Company filed a Preliminary Proxy Statement on Schedule 14A on June 28, 2005 relating to the proposed merger, and shareholders are encouraged to read this proxy statement for a more thorough discussion of that proposed merger.

Results of Operations

The following table sets forth certain information as a percentage of revenues on a historical basis concerning our results of operations for the fiscal years 2005, 2004 and 2003:

	Fiscal Year
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Cost of revenues	58.3	58.7	58.9

Gross profit	41.7	41.3	41.1
Selling, general and administrative expenses	33.0	31.8	31.2

Operating income	8.7	9.5	9.9
Interest expense, net	1.3	2.0	2.1
Other expense	0.2	0.1	0.2
Redemption costs and fees for convertible debt redemption	0.2	—	—

Income before provision for income taxes	7.0	7.4	7.6
Provision for income taxes	2.7	2.9	3.0

Net income	4.3%	4.5%	4.6%

Consolidated Historical Results of Operations

Fiscal 2005 Compared to Fiscal 2004

Overview of Fiscal 2005

Revenues for fiscal 2005 increased 10.5% to $1.003 billion as compared to $907.5 million in fiscal 2004. The revenue growth was driven by acquisitions and internal growth in the traditional and specialty businesses, as well as the impact of an extra week in fiscal 2005 due to a 53-week fiscal year. In September 2004, we acquired certain assets of The Guidance Channel, which is reported as part of our Specialty segment. Including the impact of this acquisition, Specialty segment revenues grew 18.5% during fiscal 2005. In addition, Traditional segment revenues grew 3.7% through internal growth. We continued to drive our product mix to higher margin proprietary products, with the Specialty segment representing 53.3% of revenues in fiscal 2005 as compared with 49.7% in fiscal 2004. This shift in product mix to higher margin specialty products expanded gross margins to 41.7% from 41.3%.

Operating income was $87.1 million in fiscal 2005 as compared to $86.1 million in fiscal 2004. Included in selling, general and administrative expenses in fiscal 2005 was $5.1 million of facility closure and redundancy costs primarily related to the closure of our Agawam, Massachusetts and Tempe, Arizona facilities and the opening of our new distribution center in Mt. Joy, Pennsylvania. Also included in selling, general and administrative expenses in fiscal 2005 was $2.5 million of compliance costs related to the initial adoption of Sarbanes-Oxley Section 404. Despite these factors, operating income increased $1.0 million due in part to the increased mix toward specialty products, which typically have higher operating margins than our traditional business, as well as continued efficiencies gained in warehouse and transportation costs. Net income was $43.0 million as compared to $40.8 million in fiscal 2004, reflecting contributions from acquired businesses and internal growth in existing businesses.

Revenues

Revenues increased 10.5% from $907.5 million in fiscal 2004 to $1.003 billion in fiscal 2005. The growth in revenues was primarily attributable to revenues from acquired businesses and internal growth in both the Traditional and Specialty segments, as well as the impact of an extra week in fiscal 2005 due to a 53-week fiscal year. Traditional segment revenues increased 3.7% from $468.7 million in fiscal 2004 (which includes $0.1 million of intersegment revenues) to $486.2 million in fiscal 2005 (which includes $0.2 million of intersegment revenues). The growth in Traditional segment revenues was primarily the result of an improving economic environment for preK-12 funding. Specialty segment revenues increased 18.5% from $450.9 million in fiscal 2004 (which includes $11.9 million of intersegment revenues) to $534.3 million in fiscal 2005 (which includes $17.9 million of intersegment revenues). The increase in Specialty segment revenues was primarily due to acquisitions as well as modest internal growth in existing businesses, which has been driven by the improved funding environment.

Gross Profit

Gross profit increased 11.6% from $374.7 million in fiscal 2004 to $418.0 million in fiscal 2005. The increase in gross profit was primarily due to an increase in revenues and improved gross margins mainly related to a shift in revenues to the higher gross margin Specialty segment and a decrease in product costs through the direct sourcing of product from overseas channels. Gross margin improved 40 basis points to 41.7% of revenues in fiscal 2005 as compared to 41.3% of revenues in fiscal 2004. The increase in gross margin was primarily driven by a 70 basis point improvement in Specialty segment gross margin and an increase in sales of higher margin proprietary products by the Specialty segment as a percentage of overall sales mix, partially offset by a 150 basis point decrease in Traditional segment gross margin. Traditional segment gross profit decreased $1.4 million from $156.0 million in fiscal 2004 to $154.6 million in fiscal 2005 and gross margin decreased from 33.3% to 31.8% over this same period. The decrease in Traditional segment gross margin was primarily driven by a competitive pricing environment for non-proprietary products. Specialty segment gross profit increased $45.0 million or 20.3% from $221.2 million in fiscal 2004 to $266.2 million in fiscal 2005. The increase in Specialty segment gross profit was due to increased revenues and gross margin improvement. The 70 basis point improvement in gross margin from 49.1% in fiscal 2004 to 49.8% in fiscal 2005 was primarily driven by acquired businesses, which have a higher gross margin than the average gross margin of our existing Specialty segment businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include selling expenses, the most significant of which are sales wages and commissions; operations expenses, which includes customer service, warehouse and out-bound freight costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; and depreciation and intangible asset amortization expense.

SG&A increased 120 basis points, as a percent of revenues, from $288.6 million or 31.8% of revenues in fiscal 2004 to $330.9 million or 33.0% of revenues in fiscal 2005. The increase in SG&A primarily resulted from an increase in variable costs associated with an increase in revenues, the inclusion of SG&A expenses related to the fiscal 2004 Children’s Publishing and Califone acquisitions and the fiscal 2005 Guidance Channel acquisition and an increase in sales by the Specialty segment as a percentage of our overall revenue mix. In addition, SG&A expenses increased due to a $5.1 million charge primarily related to the consolidation of our operations through the closure of the Agawam, Massachusetts distribution center and the Tempe, Arizona facility and opening of a new distribution center in Mt. Joy, Pennsylvania, and $2.5 million of compliance costs incurred related to the initial adoption of Sarbanes-Oxley Section 404. Partially offsetting these increases is a reduction in warehouse and transportation costs as a percent of revenues which have been achieved through improved operational efficiencies.

Traditional segment SG&A remained relatively consistent at $108.8 million in fiscal 2005 as compared to $108.7 million in fiscal 2004, but decreased 80 basis points as a percent of revenues from 23.2% in fiscal 2004 to 22.4% in fiscal 2005. The 80 basis point improvement was the result of maintaining a consistent SG&A spending level while revenues grew $17.6 million over this same period. The consistent SG&A spending level was achieved through reduced transportation and warehouse costs of $3.3 million, resulting from supply chain optimization efforts and a reduction in consulting costs incurred related to these supply chain optimization efforts, offset by a $3.6 million increase in selling expenses, resulting primarily from the increase in revenues and a change in our sales compensation plans. Specialty segment SG&A increased $35.9 million from $158.6 million in fiscal 2004 to $194.5 million in fiscal 2005. Specialty segment SG&A as a percent of revenues increased 90 basis points from 35.2% in fiscal 2004 to 36.1% in fiscal 2005. The increase in SG&A is primarily due to an increase in variable costs associated with an increase in revenues and an increase in SG&A as a percent of revenues from acquired businesses that have not yet been fully integrated, as well as $2.7 million of facility closure and redundancy costs incurred during fiscal 2005 related to the closure of our Tempe, Arizona facility and opening of our new distribution center in Mt. Joy, Pennsylvania. Corporate SG&A increased $6.4 million, primarily driven by $2.4 million of facility closure costs incurred in fiscal 2005 related to the closure of our Agawam, Massachusetts facility, as well as $2.5 million of compliance costs incurred in fiscal 2005 related to the initial adoption of Sarbanes-Oxley Section 404.

Interest Expense

Net interest expense decreased $5.4 million from $18.3 million in fiscal 2004 to $12.9 million in fiscal 2005. The decrease in interest expense was due to a decrease in our effective borrowing rate and a decrease in average debt outstanding, including the conversion of $114.7 million in convertible notes to common stock in August 2004.

Other Expense and Convertible Debt Redemption Costs

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $2.1 million in fiscal 2005 as compared to $1.1 million in fiscal 2004. The increase in the discount and loss was primarily due to an increase in average accounts receivable securitized and an increase in the discount rate. In August 2004, $34.8 million in aggregate principal amount of our 6.0% convertible subordinated notes were redeemed for cash. As a result, we recorded $1.8 million of expense comprised of $1.2 million related to the premium on redemption of the notes and $0.6 million to write off deferred financing costs related to the notes.

Provision for Income Taxes

Provision for income taxes increased $1.4 million. The increase was due to higher pre-tax income. The effective income tax rate remained relatively consistent at 38.9% in fiscal 2005 and 38.8% in fiscal 2004. The effective income tax rate of 38.9% exceeds the federal statutory rate of 35% primarily due to the impact of state taxes.

Fiscal 2004 Compared to Fiscal 2003

Revenues

Revenues increased 4.3% from $870.0 million in fiscal 2003 to $907.5 million in fiscal 2004. The increase in revenues was primarily due to revenues from acquired businesses and modest growth from existing specialty businesses. Traditional segment revenues decreased 0.9% from $472.7 million in fiscal 2003 (which includes $0.2 million of intersegment revenues) to $468.7 million in fiscal 2004 (which includes $0.1 million of intersegment revenues). The decrease in Traditional segment revenues was primarily in the furniture lines, which tend to be more of a discretionary purchase than a consumable purchase which is generally needed and consumed in the education process. The weakened economic environment placed pressure on many state and local budgets, which are the primary funding sources for most of our customers. Specialty segment revenues increased 10.8% from $406.8 million in fiscal 2003 (which includes $9.3 million of intersegment revenues) to $450.9 million in fiscal 2004 (which includes $11.9 million of intersegment revenues). The increase in Specialty segment revenues was primarily due to acquisitions and modest growth in existing businesses.

Gross Profit

Gross profit increased 4.7% from $357.9 million in fiscal 2003 to $374.7 million in fiscal 2004. The increase in gross profit was due to an increase in revenues and improved gross margins, combined with a shift in revenues to the higher gross margin Specialty segment. In fiscal 2004, Specialty segment revenues accounted for 49.7% of total revenues, up from 46.8% in fiscal 2003. Gross margin grew 20 basis points from 41.1% of revenues in fiscal 2003 to 41.3% of revenues in fiscal 2004. The increase in gross margin was primarily due to the shift in revenues to the higher gross margin Specialty segment. The increase in gross margin in the Specialty segment from 48.8% in fiscal 2003 to 49.1% in fiscal 2004 was primarily driven by higher gross margins from acquired businesses. Traditional segment gross margin decreased 90 basis points from 34.2% of revenues in fiscal 2003 to 33.3% of revenues in fiscal 2004, due primarily to the weakened economic environment which resulted in a more competitive pricing environment, particularly in the bid and furniture portions of the business.

Selling, General and Administrative Expenses

SG&A increased 6.1% from $271.9 million or 31.2% of revenues in fiscal 2003 to $288.6 million or 31.8% of revenues in fiscal 2004. The increase in SG&A and SG&A as a percent of revenues was primarily due to the acquisitions of Specialty businesses, which tend to have a higher SG&A cost structure, an increase in revenues, increased warehouse and transportation costs associated with late season orders and shipments, supply chain optimization projects and increased marketing costs to support new initiatives. These increases were partially offset by efficiencies obtained from integration efforts and successful expense reduction efforts.

Traditional segment SG&A decreased $4.7 million from $113.4 million or 24.0% of Traditional segment revenues in fiscal 2003 to $108.7 million or 23.2% of Traditional segment revenues in fiscal 2004. The decrease in Traditional segment SG&A was primarily due to reduced commissions, driven by reduced revenues and gross margins in the Traditional segment, and fiscal 2003 included $1.2 million of costs to close the Lufkin, Texas warehouse. These reductions in SG&A were partially offset by increased warehouse and transportation expense associated with late season orders and shipments and costs for a supply optimization project. Specialty segment SG&A increased $20.2 million from $138.4 million in fiscal 2003 to $158.6 million in fiscal 2004. The increase in Specialty segment SG&A was primarily due to an increase in revenues and costs related to operating acquired businesses. Specialty segment SG&A as a percent of Specialty segment revenues increased 120 basis points from 34.0% of revenues in fiscal 2003 to 35.2% of revenues in fiscal 2004. The increase in SG&A as a percent of revenues was primarily due to incremental marketing expenses to support new initiatives, increased warehouse and transportation costs associated with late season shipments and orders, and costs related to a supply chain optimization project.

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

Liquidity and Capital Resources

At April 30, 2005, we had working capital of $114.5 million. Our capitalization at April 30, 2005 was $740.2 million, consisting of total debt of $195.7 million and shareholders’ equity of $544.5 million.

Our existing revolving credit facility matures on April 11, 2006 and provides for $250.0 million of availability. The amount outstanding as of April 30, 2005 under the credit facility was $45.5 million. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. During fiscal 2005, we borrowed under our credit facility primarily for seasonal working capital and the acquisition of The Guidance Channel. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital needs of our peak selling season. As of April 30, 2005, our effective interest rate on borrowings under our credit facility was approximately 4.63%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During fiscal 2005, we paid commitment fees on unborrowed funds under the credit facility in the range of 32.5 basis points to 47.5 basis points and amortized loan origination fee costs of $0.5 million related to the credit facility.

On December 8, 2004, the Company entered into a supplemental indenture related to the $133.0 million, 3.75% convertible subordinated notes due August 1, 2023. Under terms of the supplemental indenture, the Company is required to satisfy in cash the portion of its conversion obligation with respect to the notes equal to the Accreted Principal Amount (as further defined in the supplemental indenture). The Company is permitted to satisfy the portion of the conversion obligation in excess of the Accreted Principal Amount, if any, in either cash or shares of common stock.

Holders of the $133.0 million, 3.75% convertible subordinated notes may surrender the notes for conversion at any time from and after the date that is 15 days prior to the date announced by the Company as the anticipated effective time of the Agreement and Plan of Merger until 15 days after the actual effective time of the Agreement and Plan of Merger. At the effective time of the Agreement and Plan of Merger, the right to convert such notes into the Company’s common stock will be deemed to change into a right to convert the notes into an amount of cash the holder would have received if the holder had converted its notes into the Company’s common stock immediately prior to the effective time of the merger, which is equal to $1,225 per $1,000 principal amount of notes surrendered, or $162.9 million in the aggregate. Not more than 20 days after the effective time of the merger, School Specialty, as the surviving corporation, must make an offer to repurchase all of such notes then outstanding for an amount in cash equal to 100% of the accreted principal amount of the notes, plus accrued and unpaid interest to, but not including, the date the repurchase price is paid.

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

In November 2000, we entered into two sale-leaseback transactions which are accounted for as financings. Under the agreements, we recorded $18.5 million of debt, which has an effective interest rate of 8.97%, excluding amortization of related fees. The leases expire in November 2020. The amount outstanding as of April 30, 2005 under the agreements was $17.1 million.

Net cash provided by operating activities was $52.0 million in fiscal 2005 compared to $69.0 million in fiscal 2004. The $17.0 million decrease in operating cash flows was primarily related to the additional working capital outflow associated with the extra week in our 53-week year in fiscal 2005, whereas fiscal 2004 was a 52-week year. The extra week in fiscal 2005 resulted in an increase in prepaid expenses, most notably rent, and a decline in accrued liabilities, most notably payroll and commissions, which resulted in additional cash expenditures taking place in fiscal 2005.

Net cash used in investing activities decreased $48.0 million from $97.8 million in fiscal 2004 to $49.8 million in fiscal 2005, primarily related to fluctuations in cash paid in acquisitions and cash paid for the purchase of property and equipment. Cash paid in acquisitions decreased $70.1 million from $89.3 million in fiscal 2004 to $19.2 million in fiscal 2005. Cash paid in acquisitions in fiscal 2004 represents the $17.2 million payment for the acquisition of Select Agendas, the $26.5 million payment for the acquisition of Califone, and the $45.7 million payment for the acquisition of Children’s Publishing. Cash paid in acquisitions in fiscal 2005 represents the purchase of The Guidance Channel. Additions to property and equipment, net of disposals, increased $15.4 million from $7.8 million in fiscal 2004 to $23.2 million in fiscal 2005, primarily consisting of distribution equipment in our new Mt. Joy, Pennsylvania distribution center, computer hardware and software related to the continued implementation of our new business systems.

Cash flows from financing activities decreased $29.2 million from $28.8 million of cash provided in fiscal 2004 to $0.4 million of cash used in fiscal 2005. The decrease in cash flows from financing activities primarily relates to the $34.8 million in aggregate principal amount of our 6% convertible subordinated notes which were redeemed at a premium of $1.2 million during the second quarter of fiscal 2005. In fiscal 2004, $133.0 million in proceeds from the July 2003 convertible debt offering were used to repay debt outstanding under the credit facility. Fees associated with this offering were approximately $4.0 million.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations.

We expect our fiscal 2006 capital expenditures to be approximately $10 to $12 million and to consist primarily of computer hardware and software costs related to continued implementation of our new business systems and warehouse equipment costs.

The Agreement and Plan of Merger includes certain restrictions on the Company while the merger is pending, including, among others, restrictions on the payment of dividends and the issuance of additional debt obligations.

Off Balance Sheet Arrangements

We currently have a $100 million accounts receivable securitization facility which expires in November 2005, and may be extended further with the financial institution’s consent. We entered into the facility for the purpose of reducing our variable rate interest expense. At April 30, 2005, $47.2 million was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for fiscal 2005 were $2.1 million and are included in other expenses in our consolidated statement of operations.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of April 30, 2005:

	Payments Due (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$321,622	$54,483	$13,914	$13,914	$239,311
Capital lease obligations	143	98	43	2	—
Operating lease obligations	69,818	10,277	14,875	10,618	34,048
Purchase obligations (2)	3,750	3,750	—	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP	816	—	816	—	—

Total contractual obligations	$396,149	$68,608	$29,648	$24,534	$273,359

(1)	Debt obligations includes principal and interest payments on our credit facility, convertible debt and sale-leaseback obligations, and assumes these obligations remain outstanding until maturity at current or contractually defined interest rates.
(2)	As of April 30, 2005, we did not have any material long-term purchase obligations. The short-term purchase obligation relates to contractually obligated product development costs. Any other short-term purchase obligations the Company had as of April 30, 2005 were primarily for the purchase of inventory in the normal course.

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

The following table sets forth certain unaudited consolidated quarterly financial data for fiscal years 2005 and 2004 (in thousands, except per share data). We derived this quarterly data from our unaudited consolidated financial statements.

	Fiscal 2005
	First	Second	Third	Fourth	Total
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)	(53 weeks)
Revenues	$337,759	$361,458	$128,120	$175,170	$1,002,507
Gross profit	145,404	146,209	52,165	74,254	418,032
Operating income (loss)	57,117	55,418	(15,416)	(10,000)	87,119
Net income (loss)	32,000	30,559	(11,207)	(8,351)	43,001

Per share amounts:
Basic	$1.68	$1.41	$(0.49)	$(0.37)	$1.99
Diluted	$1.37	$1.30	$(0.49)	$(0.37)	$1.88

	Fiscal 2004
	First	Second	Third	Fourth	Total
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$304,430	$335,066	$106,609	$161,398	$907,503
Gross profit	127,929	135,865	42,304	68,581	374,679
Operating income (loss)	49,058	53,998	(11,801)	(5,136)	86,119
Net income (loss)	27,142	29,881	(10,106)	(6,120)	40,797

Per share amounts:
Basic	$1.46	$1.59	$(0.53)	$(0.32)	$2.17
Diluted	$1.21	$1.31	$(0.53)	$(0.32)	$1.94

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

Development Costs

We accumulate external and certain internal costs incurred in the development of a master copy of a book, video or other media on our balance sheet. As of April 30, 2005, we had $14.7 million in net development costs on our balance sheet. A majority of these costs are associated with our School Specialty Publishing and Teacher’s Media Company businesses. The capitalized development costs are subsequently amortized into cost of revenues over the expected sales realization cycle of the products, which is typically five years. During fiscal 2005, we amortized to expense $4.4 million related to development costs. We continue to monitor the expected sales realization cycle for each product, and will adjust the remaining expected life of the development costs or recognize an impairment, if warranted.

Goodwill and Intangible Assets

At April 30, 2005, goodwill and intangible assets represented approximately 61% of our total assets. Determining the recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, the recoverability of these assets is subject to a fair value assessment which includes judgments regarding financial projections, including forecasted cash flows and discount rates, and comparable market values. As it relates to finite life intangible assets, we apply the impairment rules as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which also requires significant judgments related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the estimated recoverability, or impairment, if any, of the asset.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Our borrowings under our credit facility and our discount expense related to our accounts receivable securitization are primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to average 100 basis points higher during fiscal 2005, pre-tax earnings would decrease by approximately $1.0 million. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding and the average advanced under the accounts receivable securitization facility during fiscal 2005. The estimated fair value of long-term debt approximated its carrying value at April 30, 2005, with the exception of our convertible debt which at April 30, 2005 had a carrying value of $133.0 million and a fair market value of $142.6 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

    School Specialty, Inc.

Greenville, Wisconsin

We have audited the accompanying consolidated balance sheets of School Specialty, Inc., and subsidiaries (the “Company”) as of April 30, 2005 and April 24, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statemements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of School Specialty, Inc. and subsidiaries as of April 30, 2005 and April 24, 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

July 7, 2005

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 30, 2005	April 24, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,193	$2,369
Accounts receivable, less allowance for doubtful accounts of $4,065 and $6,627, respectively	60,374	52,995
Inventories	137,578	139,786
Deferred catalog costs	18,930	15,578
Prepaid expenses and other current assets	20,542	12,491
Deferred taxes	7,853	5,757

Total current assets	249,470	228,976
Property, plant and equipment, net	73,264	65,294
Goodwill	479,513	462,039
Intangible assets, net	62,586	55,657
Other	19,772	20,641

Total assets	$884,605	$832,607

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$45,991	$524
Accounts payable	56,792	58,225
Accrued compensation	10,034	13,840
Deferred revenue	4,888	7,018
Other accrued liabilities	17,252	17,368

Total current liabilities	134,957	96,975
Long-term debt - less current maturities	149,680	314,104
Deferred taxes	54,607	42,553
Other liabilities	816	—

Total liabilities	340,060	453,632

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized and 22,851,225 and 19,069,987 shares issued and outstanding, respectively	23	19
Capital paid-in excess of par value	349,421	230,258
Accumulated other comprehensive income	9,009	5,607
Retained earnings	186,092	143,091

Total shareholders’ equity	544,545	378,975

Total liabilities and shareholders’ equity	$884,605	$832,607

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	For the Fiscal Year Ended
	April 30, 2005	April 24, 2004	April 26, 2003
	(53 weeks)	(52 weeks)	(52 weeks)
Revenues	$1,002,507	$907,503	$870,030
Cost of revenues	584,475	532,824	512,167

Gross profit	418,032	374,679	357,863
Selling, general and administrative expenses	330,913	288,560	271,916

Operating income	87,119	86,119	85,947

Other (income) expense:
Interest expense	13,058	18,351	18,043
Interest income	(176)	(67)	(42)
Other	2,074	1,123	1,909
Redemption costs and fees for convertible debt redemption	1,839	—	—

Income before provision for income taxes	70,324	66,712	66,037
Provision for income taxes	27,323	25,915	26,447

Net income	$43,001	$40,797	$39,590

Weighted average shares outstanding:
Basic	21,612	18,828	18,324
Diluted	23,910	24,125	23,378

Net income per share:
Basic	$1.99	$2.17	$2.16
Diluted	$1.88	$1.94	$1.94

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

(In Thousands)

	Common Stock		Capital Paid-in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income
	Shares	Dollars
Balance at April 27, 2002	18,046	$18	$208,053	$395	$62,704	$271,170
Issuance of common stock in conjunction with stock option exercises	389	—	6,445	—	—	6,445
Tax benefit on option exercises	—	—	1,494	—	—	1,494
Foreign currency translation adjustment	—	—	—	2,754	—	2,754	$2,754
Net income	—	—	—	—	39,590	39,590	39,590

Total comprehensive income							$42,344

Balance at April 26, 2003	18,435	18	215,992	3,149	102,294	321,453
Issuance of common stock in conjunction with stock option exercises	635	1	11,710	—	—	11,711
Tax benefit on option exercises	—	—	2,556	—	—	2,556
Foreign currency translation adjustment	—	—	—	2,458	—	2,458	$2,458
Net income	—	—	—	—	40,797	40,797	40,797

Total comprehensive income							$43,255

Balance at April 24, 2004	19,070	19	230,258	5,607	143,091	378,975
Issuance of common stock in conjunction with stock option exercises	230	—	5,375	—	—	5,375
Tax benefit on option exercises	—	—	1,252	—	—	1,252
Issuance of common stock in conjunction with conversion of convertible debt	3,551	4	114,653	—	—	114,657
Unamortized deferred financing fees related to conversion of convertible debt	—	—	(2,117)	—	—	(2,117)
Foreign currency translation adjustment	—	—	—	3,402	—	3,402	$3,402
Net income	—	—	—	—	43,001	43,001	43,001

Total comprehensive income							$46,403

Balance at April 30, 2005	22,851	$23	$349,421	$9,009	$186,092	$544,545

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fiscal Year Ended
	April 30, 2005	April 24, 2004	April 26, 2003
	(53 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$43,001	$40,797	$39,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,119	17,905	15,521
Amortization of development costs	4,418	1,717	465
Amortization of debt fees and other	1,405	2,677	3,027
Deferred taxes	11,639	8,647	8,222
Loss on redemption of convertible debt	1,839	—	—
Loss (gain) on disposal of property, equipment and other	152	(15)	1,122
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Net (repayments) borrowings under accounts receivable securitization facility	(2,800)	4,000	(4,000)
Accounts receivable	(2,682)	4,601	2,101
Inventories	(890)	(5,068)	2,735
Deferred catalog costs	(2,254)	1,867	(3,855)
Prepaid expenses and other current assets	(8,314)	(2,828)	7,332
Accounts payable	(3,358)	(5,562)	2,845
Accrued liabilities	(8,244)	218	(12,139)

Net cash provided by operating activities	52,031	68,956	62,966

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(19,219)	(89,273)	(55,843)
Additions to property, plant and equipment	(23,376)	(8,974)	(11,305)
Investment in intangible and other assets	(1,710)	—	—
Investment in development costs	(5,835)	(4,726)	(940)
Proceeds from business dispositions, net of cash disposed	193	4,026	—
Proceeds from disposal of property, plant and equipment	128	1,135	655

Net cash used in investing activities	(49,819)	(97,812)	(67,433)

Cash flows from financing activities:
Proceeds from bank borrowings	540,900	349,900	247,200
Repayment of debt and capital leases	(510,360)	(461,730)	(251,339)
Proceeds from convertible debt offering	—	133,000	—
Redemption of convertible debt	(34,843)	—	—
Premium on redemption of convertible debt	(1,195)	—	—
Payment of debt fees and other	(265)	(4,045)	(1,573)
Proceeds from exercise of stock options	5,375	11,711	6,445

Net cash (used in) provided by financing activities	(388)	28,836	733

Net increase (decrease) in cash and cash equivalents	1,824	(20)	(3,734)
Cash and cash equivalents, beginning of period	2,369	2,389	6,123

Cash and cash equivalents, end of period	$4,193	$2,369	$2,389

Supplemental disclosures of cash flow information:
Interest paid	$13,520	$15,673	$16,382
Income taxes paid	$17,506	$18,248	$16,438

Non-cash financing activities:
Conversion of convertible debt into common stock	$112,540	$—	$—

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In Thousands)

The Company paid cash in connection with certain business combinations accounted for under the purchase method in the fiscal years ended April 30, 2005, April 24, 2004, and April 26, 2003. The fair values of the assets and liabilities of the acquired companies are presented as follows:

	For the Fiscal Year Ended
	April 30, 2005	April 24, 2004	April 26, 2003
	(53 weeks)	(52 weeks)	(52 weeks)
Accounts receivable	$1,339	$13,526	$12,324
Inventories	2,228	30,492	13,558
Current deferred tax assets	—	2,044	286
Prepaid expenses and other current assets	1,180	9,337	3,011
Property, plant and equipment	257	6,770	1,088
Goodwill	6,004	28,242	36,550
Intangible assets	10,829	16,071	11,040
Other assets	132	—	—
Short-term debt and capital lease obligations	(3)	(6)	(1,115)
Accounts payable	(1,802)	(6,903)	(7,413)
Accrued liabilities	(1,120)	(4,220)	(6,880)
Long-term debt and capital lease obligations	—	(96)	(10,334)
Long-term deferred tax liabilities	—	(5,971)	(488)

Net assets acquired (1)	$19,044	$89,286	$51,627

(1)	Fiscal 2005 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes the payment of $75 to the selling shareholders of Select Agendas and a deferred purchase price payment of $100 related to the October 2001 acquisition of Premier Science. Fiscal 2004 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes a deferred purchase price payment of $100 related to Premier Science, offset by purchase price adjustments of $113 related to previous acquisitions. Fiscal 2003 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes the payment of $4,112 for a fiscal 2002 note and other payable to selling shareholders, a deferred purchase price payment of $100 related to Premier Science and miscellaneous purchase price adjustments of $4.

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

(In Thousands, Except Per Share Amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

School Specialty, Inc. (the “Company”) is an education company, serving the preK-12 market, with leading brands that provide educators with innovative and proprietary products, programs and services designed to help educators engage and inspire students of all ages and abilities.

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

Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in April in each year. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2005, “fiscal 2004” and “fiscal 2003” refer to the Company’s fiscal years ended April 30, 2005, April 24, 2004 and April 26, 2003, respectively. All fiscal years reported represent 52 weeks with the exception of fiscal 2005 which had 53 weeks.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Certain intangible assets including a perpetual license agreement and various trademarks and tradenames are estimated to have indefinite lives and are not subject to amortization. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not subject to amortization but rather must be tested for impairment annually or more frequently if events or circumstances indicate they might be impaired. The Company performs the annual impairment test during the first quarter of each fiscal year. Amortizable intangible assets include customer relationships, non-compete agreements, trademarks and tradenames, order backlog and copyrights and are being amortized over their estimated useful lives ranging from less than one to thirty years.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

(In Thousands, Except Per Share Amounts)

Development Costs

Development costs represent external and internal costs incurred in the development of a master copy of a book, video or other media. The Company capitalizes development costs and amortizes these costs into costs of revenues over their estimated useful lives in amounts proportionate to expected revenues. At April 30, 2005 and April 24, 2004, net development costs totaled $14,749 and $11,891, respectively, and are included as a component of other assets in the consolidated balance sheets.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, including retained interests in securitized receivables, accounts payable, and accrued liabilities approximate fair value given the short maturity of these instruments. The estimated fair value of the credit facility approximated its carrying value at April 30, 2005 and April 24, 2004 given the variable interest rates included with this facility. The Company’s convertible debt had a carrying value of $133,000 and a fair market value of $142,643 at April 30, 2005, and a carrying value of $282,500 and a fair market value of $330,981 at April 24, 2004, as determined using the closing bid prices as reported on the National Association of Securities Dealers, Inc.’s (NASD’s) Portal Market on April 29, 2005 and April 23, 2004, respectively. The Company’s sale-leaseback obligations had a carrying value of $17,075 and $17,417 and a fair market value of $18,624 and $18,289 at April 30, 2005 and April 24, 2004, respectively, as determined using estimated interest rates available at April 30, 2005 and April 24, 2004 for similar long-term borrowings.

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

Revenue Recognition

Revenue, net of estimated returns and allowances, is recognized upon the shipment of products or upon the completion of services provided to customers, which corresponds to the time when risk of ownership transfers, the selling price is fixed, the customer is obligated to pay and the Company has no significant remaining obligations. Cash received in advance from customers is deferred on the balance sheet as a current liability and recognized upon the shipment of products or upon the completion of services provided to customers.

Concentration of Credit Risks

The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are school districts and schools. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2005, 2004 and 2003, no customer represented more than 10% of revenues or accounts receivable.

Vendor Rebates

Vendor rebates relating to product purchases are recognized as a reduction in cost of revenues over the estimated period the related products are sold.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

(In Thousands, Except Per Share Amounts)

Deferred Catalog Costs

Deferred catalog costs represent costs which have been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. Deferred catalog costs are amortized in amounts proportionate to expected revenues over the life of the catalog, which is one year or less. Amortization expense related to deferred catalog costs is included in the consolidated statements of operations as a component of selling, general and administrative expenses. Such amortization expense for fiscal years 2005, 2004 and 2003 was $34,086, $33,084 and $28,686, respectively.

Shipping and Handling Costs

The Company accounts for shipping and handling costs billed to customers as a component of revenues. The Company accounts for shipping and handling costs incurred as a cost of revenues for shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for shipping and handling costs incurred as a selling, general and administrative expense. The amount of shipping and handling costs included in selling, general and administrative expenses for fiscal years 2005, 2004 and 2003 was $42,675, $40,364 and $35,958, respectively.

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

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net income, as reported	$43,001	$40,797	$39,590
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,008)	(2,682)	(2,632)

Pro forma net income	$39,993	$38,115	$36,958

EPS:
As reported:
Basic	$1.99	$2.17	$2.16
Diluted	$1.88	$1.94	$1.94

Pro forma:
Basic	$1.85	$2.02	$2.02
Diluted	$1.75	$1.82	$1.83

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

(In Thousands, Except Per Share Amounts)

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Expected life of option	5.5 years	6.6 years	7 years
Risk free interest rate	3.90%	3.19%	3.86%
Expected volatility of stock	48.73%	51.78%	55.04%

Recent Accounting Pronouncements

On October 13, 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board adopted EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” Under the provisions of EITF Issue No. 04-8, contingently convertible debt instruments are to be included in diluted earnings per share computations regardless of whether the market price trigger or other contingent features have been met. EITF Issue No. 04-8 is effective for the Company’s $133,000, 3.75% convertible subordinated notes in fiscal 2005. On December 8, 2004, the Company signed a supplemental indenture with respect to these notes under which the Company is required to satisfy in cash the portion of its obligation equal to the Accreted Principal Amount (as further defined in the supplemental indenture). As a result, the adoption of this pronouncement had no current or prior year impact on our diluted earnings per share calculation based upon the conversion features of the notes and the average market price of our common stock.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS No. 123R”), which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R will be effective for the Company’s employee stock plans in the first quarter of fiscal 2007. The Company is currently evaluating the impact of adopting this standard.

Reclassifications

Certain segment information previously reported have been reclassified to conform with the current year presentation.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, including the range of useful lives, excluding goodwill:

April 30, 2005	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (11 to 17 years)	$39,102	$(6,679)	$32,423
Non-compete agreements (1 to 10 years)	6,985	(2,908)	4,077
Copyrighted materials (23 years)	7,100	(206)	6,894
Tradenames and trademarks (2 to 30 years)	3,773	(282)	3,491
Order backlog and other (less than 1 to 10 years)	1,113	(234)	879

Total amortizable intangible assets	58,073	(10,309)	47,764
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$72,895	$(10,309)	$62,586

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

(In Thousands, Except Per Share Amounts)

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

Intangible asset amortization expense included in selling, general and administrative expenses for fiscal years 2005, 2004 and 2003 was $3,877, $3,635 and $2,900, respectively.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is estimated to be:

2006	$4,039
2007	3,851
2008	3,694
2009	3,574
2010	3,567

The following information presents changes to goodwill during the two-year period ended April 30, 2005:

Segment	Balance at April 26, 2003	Fiscal 2004 Acquisitions	Adjustments	Balance at April 24, 2004	Fiscal 2005 Acquisitions	Adjustments	Balance at April 30, 2005
Traditional	$164,832	$—	$311	$165,143	$—	$—	$165,143
Specialty	265,840	28,242	2,814	296,896	6,004	11,470	314,370

Total	$430,672	$28,242	$3,125	$462,039	$6,004	$11,470	$479,513

The Traditional segment adjustments during fiscal 2004 of $311 primarily relate to final purchase accounting adjustments for J.L. Hammett. The Specialty segment adjustments during fiscal 2004 of $2,814 are comprised of $2,138 related to foreign currency translation, $491 related to final purchase accounting adjustments for abc School Supply and $185 related to other final purchase price and purchase accounting adjustments. The Specialty segment adjustments during fiscal 2005 of $11,470 are comprised of $3,014 related to foreign currency translation, $7,656 related to final purchase accounting adjustments for Children’s Publishing, $576 related to final purchase accounting adjustments for Select Agendas, $124 related to final purchase accounting adjustments for Califone and $100 for a deferred purchase price payment related to the October 2001 acquisition of Premier Science.

NOTE 4—BUSINESS COMBINATIONS

Fiscal 2005

On September 1, 2004, the Company acquired certain assets of The Guidance Channel, Inc. and its subsidiaries or related companies (“Guidance Channel”), for an aggregate purchase price of $18,769. This transaction was funded in cash through borrowings under the Company’s credit facility. The business, an educational publishing and media company, operates from Plainview, New York. The acquisition is expected to create synergies with our existing media business (primarily Teacher’s Media Company and Sunburst Visual Media brands). The purchase price allocation resulted in goodwill of $6,004, which is deductible for tax purposes. The results of this acquisition have been included in the Specialty segment since the date of acquisition.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

(In Thousands, Except Per Share Amounts)

The Company engaged a third-party to assist the Company in the valuation of the Guidance Channel’s intangible assets. Details of the Guidance Channel’s acquired intangible assets are as follows:

Acquired Intangibles	Allocated Value	Amortization Life
Copyrighted materials	$7,100	23 years
Customer relationships	2,000	11 years
Tradenames and trademarks	1,400	23 years
Non-compete agreements	54	1 to 2 years

Total acquired intangibles	$10,554

Fiscal 2004

On May 30, 2003, the Company acquired the stock of Select Agendas, a Canadian-based company, for an aggregate purchase price, net of cash acquired, of $17,223. This transaction was funded in cash through borrowings under the Company’s credit facility. The business operates from Montreal, Quebec and primarily markets student agenda products to customers in the United States and Canada. The acquisition created synergies with our existing agenda business. The purchase price allocation resulted in goodwill of $13,723, which is deductible for tax purposes. In addition, acquired intangible assets totaled $3,075, consisting primarily of order backlog, a tradename and customer relationships. The results of this acquisition have been included in the Specialty segment results since the date of acquisition.

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

The Company engaged a third-party to assist the Company in the valuation of Califone’s intangible assets. Details of Califone’s acquired intangible assets are as follows:

Acquired Intangibles	Allocated Value	Amortization Life
Customer relationships	$9,800	17 years
Tradenames	2,100	30 years
Non-compete agreements	650	3.5 years
Order backlog	27	6 months

Total acquired intangibles	$12,577

On January 30, 2004, the Company acquired select assets of the Children’s Publishing business of McGraw-Hill Education, a division of The McGraw-Hill Companies, for an aggregate purchase price of $45,684. This transaction was funded with cash on hand and from borrowings under the Company’s credit facility. The business, renamed School Specialty Publishing, operates from Columbus, Ohio, and develops, produces, markets and distributes supplemental education materials. The acquisition adds proprietary education titles to the Company’s resource offerings, and also complements our Childcraft division’s publishing efforts. During fiscal 2005, the Company closed two School Specialty Publishing warehouses in Walker, Michigan. In conjunction with these closures, the Company recorded purchase accounting adjustments of $2,500 for ongoing rent, utilities and operating costs related to the closed facilities. The purchase price allocation resulted in goodwill of $7,656. The results of this acquisition have been included in the Specialty segment since the date of acquisition.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

(In Thousands, Except Per Share Amounts)

Fiscal 2003

On August 14, 2002 the Company acquired abc School Supply and related affiliates (“abc”) for an aggregate purchase price, net of cash acquired, of $30,111, which was funded in cash through borrowings under the Company’s credit facility. As part of the acquisition, the Company also assumed $11,449 of debt. abc, a producer and marketer of pre-K through eighth grade educational products, was headquartered in Duluth, Georgia. The acquisition has created synergies with our early childhood and key accounts group. The purchase price allocation resulted in goodwill of $31,505, which is not deductible for tax purposes. The results of this acquisition and the related goodwill have been included in both the Traditional and Specialty segment results since the date of acquisition.

During fiscal 2003 and fiscal 2004, the Company closed abc’s manufacturing facility in Lineville, Alabama and abc’s distribution center in Duluth, Georgia, and consolidated various administrative functions with its Childcraft division and Traditional segment. In accordance with this plan, the Company recorded $1,004 in liabilities for severance and termination costs to cover approximately 150 terminated employees and $1,658 in liabilities for facility closure and consolidation costs.

The Company engaged a third-party to assist the Company in the valuation of abc’s intangible assets. Details of abc’s acquired intangible assets are as follows:

Acquired Intangibles	Allocated Value	Amortization Life
Amortizable intangibles:
Customer relationships	$4,630	15 years
Order backlog	140	6 months

Total	4,770
Non-amortizable intangibles:
Perpetual license agreement	1,420	N/A

Total acquired intangibles	$6,190

On August 30, 2002, the Company acquired the remaining wholesale operations of J.L. Hammett (“Hammett”) for an aggregate purchase price of $13,503, which was funded in cash through borrowings under the Company’s credit facility. The business operated from Braintree, Massachusetts and Romulus, New York, and primarily marketed pre-K through twelfth grade educational products to charter schools and national child care centers. The acquisition has created synergies with our key accounts group in the Traditional segment. The purchase price allocation resulted in goodwill of $1,749 which is deductible for tax purposes, and intangible assets of $2,685, consisting primarily of non-compete agreements. The results of this acquisition and the related goodwill have been included in the Traditional segment results since the date of acquisition.

On February 26, 2003, the Company acquired the video division of Sunburst Technology Corporation for an aggregate purchase price of $7,750, which was funded in cash through borrowings under the Company’s credit facility. The business operated from Pleasantville, New York and primarily marketed and developed proprietary videos covering character education and health and guidance curriculums for middle and high schools. The acquisition has created synergies with our Teacher’s Media Company division. The purchase price allocation resulted in goodwill of $3,994 which is deductible for tax purposes, and intangible assets of $1,898, consisting primarily of customer relationships. The results of this acquisition and the related goodwill have been included in the Specialty segment results since the date of acquisition.

The following information presents the unaudited pro forma results of operations of the Company for fiscal 2005 and 2004, and includes the Company’s consolidated results of operations and the results of the companies acquired during fiscal 2005 and fiscal 2004 as if all such purchase acquisitions had been made at the beginning of fiscal 2004. The results presented below include certain pro forma adjustments to reflect the amortization of certain amortizable intangible assets (which exclude acquired backlog of $757 given that the amortization period is less than one year), adjustments to interest expense, and the inclusion of an income tax provision on all earnings:

	Fiscal 2005	Fiscal 2004
Revenue	$1,008,242	$987,823
Net income	43,114	39,363
Net income per share:
Basic	$1.99	$2.09
Diluted	$1.88	$1.88

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

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

NOTE 5—BUSINESS DISPOSITION

On February 29, 2004, the Company sold the stock of Living & Learning, Ltd., a division based in the United Kingdom of the Children’s Publishing business, which was acquired on January 30, 2004, for a net sale price of $4,219. The Company received cash proceeds of $4,026 during fiscal 2004, and the remaining balance due of $193 was received during fiscal 2005.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 30, 2005	April 24, 2004
Land	$502	$502
Projects in progress	4,490	4,005
Buildings and leasehold improvements	13,393	11,776
Capital leases	16,914	16,914
Furniture, fixtures and other	56,988	50,221
Machinery and warehouse equipment	38,071	29,217

Total property, plant and equipment	130,358	112,635
Less: Accumulated depreciation	(57,094)	(47,341)

Net property, plant and equipment	$73,264	$65,294

Depreciation expense for fiscal years 2005, 2004 and 2003 was $14,242, $14,079 and $12,621, respectively.

NOTE 7—DEBT

Long-Term Debt

Long-term debt consists of the following:

	April 30, 2005	April 24, 2004
Credit facility	$45,500	$14,400
Convertible debt	133,000	282,500
Sale-leaseback obligations	17,075	17,417
Capital lease obligations	96	311

Total debt	195,671	314,628
Less: Current maturities	(45,991)	(524)

Total long-term debt	$149,680	$314,104

The Company has a credit facility which matures on April 11, 2006 and provides for a $250,000 revolving loan. Interest accrues at a rate of, at the Company’s option, either LIBOR plus an

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

(In Thousands, Except Per Share Amounts)

applicable margin of up to 2.75%, or the lender’s base rate plus an applicable margin of up to 1.50%. The Company also pays a commitment fee of up to 0.5% on unborrowed funds. The credit facility is secured by substantially all of the assets of the Company and contains certain financial covenants. The Company was in compliance with these covenants at April 30, 2005. The effective interest rate under the credit facility for fiscal 2005 was 8.44%, which includes amortization of the loan origination fee of $498 and commitment fee on unborrowed funds of $891. The effective interest rate under the credit facility for fiscal 2004 was 7.01%, which includes amortization of the loan origination fee of $542 and commitment fee on unborrowed funds of $942.

On July 30, 2001, the Company sold an aggregate principal amount of $130,000 of 6.0% convertible subordinated notes of the Company that were due in full on August 1, 2008. On August 2, 2001, the initial purchasers of the notes exercised their option to purchase additional notes in full and purchased an additional $19,500 aggregate principal amount of the notes. On August 5, 2004, the Company called for the redemption of the notes effective August 20, 2004. During the period from August 5, 2004 through August 19, 2004, certain holders of the notes exercised their right to convert $114,657 in aggregate principal amount of the notes into 3,551 shares of the Company’s common stock. On August 20, 2004, the remaining $34,843 in aggregate principal amount of these notes were redeemed for the contractual redemption price of $36,038. The Company recognized pre-tax expense of $1,839 on August 20, 2004 related to the write-off of deferred financing costs of $644 and the premium upon redemption of the notes of $1,195. An additional $2,117 of unamortized deferred financing fees was recorded to the consolidated statement of shareholders’ equity related to this conversion.

On July 18, 2003, the Company sold an aggregate principal amount of $110,000 of convertible subordinated notes due August 1, 2023. On July 30, 2003, the initial purchasers of the notes exercised their option to purchase additional notes and purchased an additional $23,000 of these notes. The notes carry an annual interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company will make additional payments of interest commencing August 1, 2008. The notes, which provide for a contingent conversion feature, are convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share if the closing price of the Company’s common stock on The Nasdaq National Market exceeds $48.00 for a specified amount of time and under certain other circumstances. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. On December 8, 2004, the Company entered into a supplemental indenture requiring the Company to satisfy in cash the portion of its conversion obligation with respect to the notes equal to the Accreted Principal Amount (as further defined in the supplemental indenture). The Company is permitted to satisfy the portion of the conversion obligation in excess of the Accreted Principal Amount, if any, in either cash or shares of common stock. Accordingly, as the conversion obligation equal to the Accreted Principal Amount is required to be paid in cash, this portion of the conversion obligation is not included in the Company’s diluted earnings per share calculation. The portion of the conversion obligation in excess of the Accreted Principal Amount has no current impact on the Company’s diluted earnings per share calculation as the average market price of the Company’s common stock on The Nasdaq National Market during the fiscal year did not exceed the initial conversion price of $40.00 per share.

Holders of the $133,000, 3.75% convertible subordinated notes may surrender the notes for conversion at any time from and after the date that is 15 days prior to the date announced by the Company as the anticipated effective time of the Agreement and Plan of Merger until 15 days after the actual effective time of the Agreement and Plan of Merger. At the effective time of the Agreement and Plan of Merger, the right to convert such notes into the Company’s common stock will be deemed to change into a right to convert the notes into an amount of cash the holder would have received if the holder had converted its notes into the Company’s common stock immediately prior to the effective time of the merger, which is equal to $1.225 per $1 principal amount of notes surrendered, or $162,900 in the aggregate. Not more than 20 days after the effective time of the merger, School Specialty, as the surviving corporation, must make an offer to repurchase all of such notes then outstanding for an amount in cash equal to 100% of the accreted principal amount of the notes, plus accrued and unpaid interest to, but not including, the date the repurchase price is paid.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

(In Thousands, Except Per Share Amounts)

Maturities of Long-Term Debt

Maturities of long-term debt, including capital lease obligations, for subsequent fiscal years, are as follows:

2006	$45,991
2007	542
2008	572
2009	611
2010	665
Thereafter	147,290

Total maturities of long-term debt	$195,671

NOTE 8—SECURITIZATION OF ACCOUNTS RECEIVABLE

The Company and certain of its U.S. subsidiaries entered into an agreement (the “Receivables Facility”) in November 2000 with a financial institution whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed New School, Inc. (“NSI”), a wholly-owned, special purpose, bankruptcy-remote subsidiary. As such, the assets of NSI will be available first and foremost to satisfy the claims of the creditors of NSI. NSI was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain subsidiaries transfer without recourse all their accounts receivables to NSI. NSI, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances of up to $100,000 for the sale of such undivided interest. The Company receives a fee from the financial institution for billing and collection functions, which remain the responsibility of the Company that approximates fair value. The agreement, as amended, expires on November 15, 2005. The Company’s retained interests in the receivables sold are recorded at fair value, which approximates cost, due to the short-term nature of the receivables sold.

This two-step transaction is accounted for as a sale of receivables under the provision of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” There was $47,200 advanced under the Receivables Facility at April 30, 2005 and $50,000 advanced at April 24, 2004, accordingly, these amounts of accounts receivable have been removed from the consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $2,070, $1,183 and $1,839 and are included in other expenses in the consolidated statement of operations for fiscal years 2005, 2004 and 2003, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

(In Thousands, Except Per Share Amounts)

NOTE 9—INCOME TAXES

The provision for income taxes consists of:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(53 weeks)	(52 weeks)	(52 weeks)
Current income tax expense:
Federal	$11,228	$13,745	$15,661
State	2,776	2,224	1,772
Foreign	1,680	1,299	792

Total current income tax expense	15,684	17,268	18,225
Deferred income tax expense	11,639	8,647	8,222

Total provision for income taxes	$27,323	$25,915	$26,447

Deferred taxes are comprised of the following:

	April 30, 2005	April 24, 2004
Current deferred tax assets:
Inventory	$4,639	$1,876
Allowance for doubtful accounts	1,656	2,097
Net operating loss carryforward	—	264
Accrued liabilities	1,558	1,423
Accrued restructuring	—	97

Total current deferred tax assets	7,853	5,757

Long-term deferred tax assets (liabilities):
Net operating loss carryforward	1,181	924
Property and equipment	(10,616)	(4,354)
Accrued liabilities	(4,212)	(1,696)
Intangible assets	(40,960)	(37,427)

Total long-term deferred tax liabilities	(54,607)	(42,553)

Net deferred tax liabilities	$(46,754)	$(36,796)

At April 30, 2005, the Company has state net operating losses of approximately $22,655, which expire during fiscal years 2008-2025. The Company believes that the realization of the deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods and, accordingly, no valuation reserve has been provided. In fiscal 2005, fiscal 2004 and fiscal 2003, the Company had not recorded U.S. tax provisions of $895, $989 and $874 relating to $2,558, $2,825 and $2,496 of unremitted earnings from foreign investments, respectively, as these earnings are expected to be reinvested indefinitely.

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(53 weeks)	(52 weeks)	(52 weeks)
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.4%	3.5%	3.7%
Other	0.5%	0.3%	1.3%

Effective income tax rate	38.9%	38.8%	40.0%

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

(In Thousands, Except Per Share Amounts)

NOTE 10—OPERATING LEASE COMMITMENTS

The Company leases various types of warehouse and office facilities and equipment, under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable operating leases for the Company’s fiscal years are as follows:

2006	$10,277
2007	8,553
2008	6,322
2009	5,465
2010	5,153
Thereafter	34,048

Total minimum lease payments	$69,818

Rent expense for fiscal 2005, 2004 and 2003, was $12,067, $9,964 and $9,228, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS

The Company sponsors the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. In fiscal 2005, 2004 and 2003, the Company’s matching contribution expense was $2,132, $1,813 and $1,743, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

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

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Fiscal 2005:
Basic EPS	$43,001	21,612	$1.99

Effect of dilutive employee stock options	—	826
Effect of dilutive $149,500, 6.0% convertible debt	1,891	1,472

Diluted EPS	$44,892	23,910	$1.88

Fiscal 2004:
Basic EPS	$40,797	18,828	$2.17

Effect of dilutive employee stock options	—	668
Effect of dilutive $149,500, 6.0% convertible debt	5,891	4,629

Diluted EPS	$46,688	24,125	$1.94

Fiscal 2003:
Basic EPS	$39,590	18,324	$2.16

Effect of dilutive employee stock options	—	425
Effect of dilutive $149,500, 6.0% convertible debt	5,797	4,629

Diluted EPS	$45,387	23,378	$1.94

The Company had additional employee stock options outstanding of 33, 41 and 529 during fiscal 2005, 2004 and 2003, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive. The effect of convertible debt on the Company’s diluted EPS relates to the Company’s 6% convertible subordinated notes due in full on August 1, 2008, which were redeemed and/or converted during August 2004. The $133,000, 3.75% convertible subordinated notes have no current impact on the Company’s diluted EPS because the average price of the Company’s common stock on The Nasdaq National Market for the year ended April 30, 2005 did not exceed the initial conversion price of $40.00 per share.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

(In Thousands, Except Per Share Amounts)

A summary of option transactions for fiscal 2003, fiscal 2004 and fiscal 2005 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 27, 2002	3,000	$17.48	2,192	$16.44
Granted	387	23.88
Exercised	(389)	16.64
Canceled	(55)	20.56

Balance at April 26, 2003	2,943	$18.38	2,108	$16.76
Granted	386	30.84
Exercised	(635)	18.49
Canceled	(56)	22.74

Balance at April 24, 2004	2,638	$20.08	1,809	$16.87
Granted	305	36.35
Exercised	(230)	23.33
Canceled	(85)	29.34

Balance at April 30, 2005	2,628	$21.38	1,886	$17.55

The per share weighted-average fair value of options granted during fiscal years 2005, 2004 and 2003 was $17.88, $16.71 and $14.20, respectively.

The following table summarizes information about stock options outstanding at April 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Life	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$12.81 - $15.00	161	4.17	$14.11	161	$14.11
$15.50 - $15.50	1,158	3.11	15.50	1,158	15.50
$16.06 - $27.21	658	6.12	21.69	455	20.68
$27.52 - $59.84	651	8.60	33.33	112	30.89

	2,628	5.29	$21.38	1,886	$17.55

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

NOTE 13—SEGMENT INFORMATION

The Company’s business activities are organized around two principal reporting segments, Traditional and Specialty, and operate principally in the United States, with limited Specialty segment operations in Canada. Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. Products supplied within the Traditional segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Products supplied within the Specialty segment primarily target specific educational disciplines, such as art, industrial arts, physical education, sciences, and early childhood. This segment also supplies student academic planners,

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

(In Thousands, Except Per Share Amounts)

videos, DVDs, published educational materials and sound presentation equipment. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies. Intercompany eliminations represent intercompany sales between our Traditional and Specialty segments, and the resulting profit recognized on such intercompany sales. All intercompany transactions have been eliminated.

The following table presents segment information:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(53 weeks)	(52 weeks)	(52 weeks)
Revenues:
Traditional	$486,238	$468,667	$472,652
Specialty	534,250	450,914	406,830
Corporate	106	—	—
Intercompany eliminations	(18,087)	(12,078)	(9,452)

Total	$1,002,507	$907,503	$870,030

Operating income (loss) and income before taxes:
Traditional	$45,003	$47,312	$48,235
Specialty	72,448	62,552	59,970
Corporate	(27,486)	(21,238)	(20,098)
Intercompany eliminations	(2,846)	(2,507)	(2,160)

Operating income	87,119	86,119	85,947
Interest expense and other	16,795	19,407	19,910

Income before taxes	$70,324	$66,712	$66,037

Identifiable assets (at fiscal year end):
Traditional	$235,198	$235,340	$229,927
Specialty	510,645	477,823	396,412

Total	745,843	713,163	626,339
Corporate assets (1)	138,762	119,444	109,996

Total	$884,605	$832,607	$736,335

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

(In Thousands, Except Per Share Amounts)

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(53 weeks)	(52 weeks)	(52 weeks)
Depreciation and amortization of intangible assets and development costs:
Traditional	$3,377	$3,374	$3,883
Specialty	14,377	11,118	7,761

Total	17,754	14,492	11,644
Corporate	4,783	5,130	4,342

Total	$22,537	$19,622	$15,986

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Traditional	$412	$236	$217
Specialty	10,707	7,467	4,512

Total	11,119	7,703	4,729
Corporate	19,802	5,997	7,516

Total	$30,921	$13,700	$12,245

(1)	Includes assets of NSI.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 15—SUBSEQUENT EVENTS

On May 31, 2005, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of May 31, 2005 (the “Merger Agreement”), with LBW Holdings, Inc. (“Buyer”) and LBW Acquisition, Inc. (“Merger Sub”). Buyer was formed for the purposes of this transaction and is wholly-owned by Bain Capital Fund VIII, L.P., an affiliate of Bain Capital Partners, LLC, a Boston-based global private investment firm. Merger Sub was also formed for the purposes of this transaction and is wholly-owned by Buyer. The Merger Agreement contemplates Merger Sub will be merged with and into the Company and each outstanding share of common stock of the Company will be converted into the right to receive $49.00 per share in cash without interest. The transaction is expected to be completed in the Company’s fiscal second quarter ending October 29, 2005. The Company and Buyer estimate that the total amount of funds necessary to complete the merger and related transactions and to pay related fees and expenses will be approximately $1.6 billion. These funds will come principally from debt financing arranged by Buyer and Merger Sub. Buyer’s obligation to close under the debt financing is subject to specific conditions relating to the condition of the debt financing markets. In addition, the transaction is subject to receipt of debt financing, as well as approval by the Company’s shareholders and other customary conditions, including regulatory approvals.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2005, APRIL 24, 2004 AND APRIL 26, 2003

(In Thousands, Except Per Share Amounts)

Following the Company’s announcement of the Merger Agreement on May 31, 2005, the Company was named as a defendant in three putative shareholder class actions. The complaints assert claims arising out of the Company’s May 31, 2005 announcement and allege that the Company and its directors breached fiduciary duties to the Company’s shareholders by negotiating and agreeing to the transaction with Bain Capital at a price that the plaintiffs claim to be inadequate. Among other things, the plaintiffs seek to enjoin or to rescind the transaction with Bain Capital, other injunctive relief and/or damages and other monetary relief. The Company does not believe that the actions are meritorious and intends to vigorously contest them.

NOTE 16—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for fiscal 2005 and fiscal 2004:

	Fiscal 2005 (1)
	First	Second	Third	Fourth	Total
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)	(53 weeks)
Revenues	$337,759	$361,458	$128,120	$175,170	$1,002,507
Gross profit	145,404	146,209	52,165	74,254	418,032
Operating income (loss)	57,117	55,418	(15,416)	(10,000)	87,119
Net income (loss)	32,000	30,559	(11,207)	(8,351)	43,001

Per share amounts:
Basic	$1.68	$1.41	$(0.49)	$(0.37)	$1.99
Diluted	$1.37	$1.30	$(0.49)	$(0.37)	$1.88

	Fiscal 2004 (1)
	First	Second	Third	Fourth	Total
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$304,430	$335,066	$106,609	$161,398	$907,503
Gross profit	127,929	135,865	42,304	68,581	374,679
Operating income (loss)	49,058	53,998	(11,801)	(5,136)	86,119
Net income (loss)	27,142	29,881	(10,106)	(6,120)	40,797

Per share amounts:
Basic	$1.46	$1.59	$(0.53)	$(0.32)	$2.17
Diluted	$1.21	$1.31	$(0.53)	$(0.32)	$1.94

(1)	The Company acquired several businesses during fiscal 2005 and fiscal 2004. The results of these businesses have been included in the quarterly financial data since the dates of acquisition.

The summation of quarterly net income per share may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

Item 9. Changes in and Disagreements with Accountants or Accounting and Financial Disclosure

Not applicable

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As such term is defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

(3)	provide reasonable assurance regarding prevention of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of April 30, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of April 30, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated July 7, 2005, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

    School Specialty, Inc.

Greenville, Wisconsin

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that School Specialty, Inc., and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2005 of the Company and our report dated July 7, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

July 7, 2005

Changes in Internal Controls

During the Company’s last fiscal quarter, certain improvements were made in the Company’s internal control over financial reporting. Specifically, a number of improvements were made in the Company’s general computer controls, including controls surrounding program development and change management.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)	Directors. As of June 1, 2005, the persons listed below served as directors of School Specialty. The Board of Directors has determined that the majority of the current directors are independent under the listing standards of the Nasdaq National Market. Our independent directors include Rochelle Lamm, Terry L. Lay, Jonathan J. Ledecky and Leo C. McKenna.

Name and Age of Director
Leo C. McKenna Age 71	Mr. McKenna has served as a director of School Specialty since June 1998. In September 2002 Mr. McKenna was appointed as non-executive Chairman of the Board. Mr. McKenna is a self-employed financial consultant. He is a director and a member of the Executive Committee of the Boston and New York Life Insurance Company, a subsidiary of Boston Mutual Life Insurance Company. Mr. McKenna is a director and member of the John Brown Cook Foundation, a foundation established to support organizations that promote the American way of life, and an overseer to the Catholic Student Center at Dartmouth College.

Terry L. Lay Age 57	Mr. Lay was appointed to the Board of Directors of School Specialty in June 2004. He retired from VF Corporation in June 2005 having served as the Vice President and Chairman – Global Jeanswear Coalition for VF Corporation. Previously, he served as Vice President and Chairman – Outdoor and International Jeanswear Coalitions. In October 2000, Mr. Lay was named Vice President Global Processes for VF Corporation in addition to his role as Chairman of VF’s International Jeanswear Coalition, which he has held since March 1999. He previously served as President of the Lee Apparel Company. Mr. Lay has been active in many organizations, and is currently serving on the board of directors of the American Apparel and Footwear Association.

Jonathan J. Ledecky Age 47	Mr. Ledecky has served as a director of School Specialty since June 1998 and was an employee of School Specialty from June 1998 to June 2000. He is currently Chairman of the Ledecky Foundation, a philanthropic organization. He founded Building One Services Corporation (formerly Consolidation Capital Corporation) in February 1997 and served as its Chairman until March 2000. Mr. Ledecky was Vice Chairman of Lincoln Holdings, owner of Washington sports franchises in the NBA, NHL and WNBA, from July 1999 to July 2001. Mr. Ledecky founded U.S. Office Products in October 1994, served as its Chairman of the Board until June 1998 and served as its Chief Executive Officer until November 1997. Mr. Ledecky is a Trustee of George Washington University and served as a Commissioner on the National Commission on Entrepreneurship. He is a director of the Washington Educational Television Association (WETA). Prior to 1994, Mr. Ledecky held various executive level positions, primarily with investment management companies. Mr. Ledecky is a graduate of Harvard College and Harvard Business School.

Jerome M. Pool Age 69	Mr. Pool was appointed to the Board of Directors of School Specialty in June 1999. He retired from Jantzen, Inc., a manufacturer of apparel, in 1992 having served as Chairman, President and Chief Executive Officer since 1983. Prior to 1983, Mr. Pool served in various sales and management positions with Jantzen. Mr. Pool was a self-employed business advisor/consultant before he unexpectedly passed away on June 19, 2005.

David J. Vander Zanden Age 50	Mr. Vander Zanden became President and Chief Executive Officer of School Specialty in September 2002, after serving as Interim Chief Executive Officer since March 2002. Mr. Vander Zanden served as President and Chief Operating Officer from March 1998 to March 2002. From 1992 to March 1998, he served as President of Ariens Company, a manufacturer of outdoor lawn and garden equipment. Mr. Vander Zanden has served as a director of School Specialty since June 1998.

Rochelle Lamm Age 57	Ms. Lamm has served as a director of School Specialty since June 1998. Ms. Lamm is Chairman and Chief Executive Officer of Precision Marketing Partners, LLC and The Academy of Financial Services Studies, LLC. Ms. Lamm was associated with Strong Advisory Services, a division of Strong Capital Management, Inc., as its President from 1995 to February 1998. Prior to that time, she was President and Chief Operating Officer of AAL Capital Management, a mutual fund manager.

(c)	Section 16 Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires School Specialty’s directors and officers, among others, to file reports with the SEC disclosing their ownership, and changes in their ownership, of stock in School Specialty. Copies of these reports must also be furnished to School Specialty. Based solely on a review of these copies, School Specialty believes that all filing requirements were complied with on a timely basis during fiscal 2005.

(d)	We have adopted a Code of Ethics that applies to our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is posted on our internet website at www.schoolspecialty.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on our internet website.

(e)	The Company has a separately-designated standing Audit Committee of its Board of Directors. The Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements. As a result of the recent death of Mr. Pool, the Audit Committee currently consists of two members, including Mr. McKenna (Chairman) and Mr. Lay, each of whom is “independent” within the meaning of the NASD listing standards. Mr. McKenna has been deemed by the Board of Directors to be an “audit committee financial expert” for purposes of the SEC’s rules. In the event that the Company’s shareholders do not approve the pending merger and the transactions contemplated thereby, the Board of Directors intends to appoint a new member to the Audit Committee on or prior to the date of its next annual shareholders meeting. The Audit Committee has adopted, and the Board of Directors has approved, a charter for the Audit Committee. The Audit Committee held five meetings in fiscal 2005.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid by us for services rendered during fiscal years 2005, 2004 and 2003 to the following executive officers (the “Named Officers”):

Name and Principal Position	Year	Annual Compensation							Long Term Compensation Awards
		Salary ($)	Bonus ($)(1)			Other Annual Compensation			School Specialty Securities Underlying Options (#)	All Other Compensation ($)
David J. Vander Zanden President and Chief Executive Officer	2005 2004 2003	$492,191 453,769 392,885		$25,000 98,221 98,226	(3)		$13,062 15,165 11,169	(4)	— — 50,000	$24,667 24,016 23,193	(5)

Mary M. Kabacinski Executive Vice President and Chief Financial Officer	2005 2004 2003	$268,077 246,154 221,923		$20,000 55,481 55,481	(3)		— — —		— — —	$4,982 4,331 3,508	(6)

Stephen R. Christiansen (2) Executive Vice President, Specialty Companies	2005 2004 2003	$257,692 237,692 103,846	$	— — 75,000			— — —		— — 75,000	$4,982 5,400 60,500	(6)

A. Brent Pulsipher Executive Vice President of Corporate Technology	2005 2004 2003	$218,077 208,462 198,538		$64,592 63,738 73,662		$	— — 19,216		— — —	$4,982 4,331 3,850	(6)

(1)	Consists of amounts awarded under School Specialty’s Executive Incentive Plan. Amounts paid in fiscal 2005, fiscal 2004 and fiscal 2003 to Mr. Pulsipher were guaranteed under his employment agreement. The amount paid in fiscal 2003 to Mr. Christiansen was guaranteed under his employment agreement.
(2)	Mr. Christiansen was first employed by School Specialty in November 2002.
(3)	Represents a bonus granted to Mr. Vander Zanden and Ms. Kabacinski in fiscal 2006 for service to School Specialty during fiscal 2005.
(4)	Represents tax gross-up payment related to term life insurance premium.
(5)	Represents $19,685 paid by School Specialty for the term life insurance premium and contributions by School Specialty under our 401(k) plan of $4,982.
(6)	Represents contributions by School Specialty under our 401(k) plan.

Option Grants. No options to acquire School Specialty Common Stock were granted to the Named Officers during fiscal 2005.

Option Exercises. The following table provides information regarding options to acquire School Specialty Common Stock exercised during fiscal 2005 and options held at year end by the Named Officers.

Aggregated Option/SAR Exercises in Last Fiscal Year and

Fiscal Year End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($) (1)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
David J. Vander Zanden	—	—	383,519	25,000	$7,869,096	$325,250
Mary M. Kabacinski	—	—	109,310	6,250	2,272,757	64,750
Stephen R. Christiansen	—	—	37,500	37,500	487,875	487,875
A. Brent Pulsipher	18,750	$339,838	—	—	—	—

(1)	For valuation purposes, an April 29, 2005 market price of $37.11 per share was used.
(2)	All options to acquire shares of School Specialty common stock outstanding immediately prior to the effective time of the merger, will become fully vested and immediately exercisable (whether or not then vested or subject to any performance condition that has not been satisfied). At the effective time of the merger, any option not exercised (other than certain continuing options) will be canceled in exchange for a cash payment equal to $49.00, without interest, times the number of shares subject to the options, less the aggregate exercise prices of the options and less applicable taxes required to be withheld, except that any options with an exercise price equal to or greater than $49.00 per share will be canceled without any cash payment.

Employment Contracts and Related Matters

We have entered into employment agreements with each Named Officer.

We entered into an employment agreement with David J. Vander Zanden, President and Chief Executive Officer of School Specialty, on November 5, 2002. The agreement has an initial term of three years, and automatically renews for additional three year terms following the first year of the initial term or any renewal term unless either party gives notice of non-renewal. The agreement provides for an annual base salary of at least $425,000 and participation in a performance-based incentive compensation plan. The agreement contains a confidentiality provision that is triggered upon the termination of Mr. Vander Zanden’s employment and runs for a period of two years. The agreement provides Mr. Vander Zanden the right to terminate his employment upon a change of control of School Specialty. In the event Mr. Vander Zanden’s employment is terminated due to his death or disability or upon a change of control, School Specialty is required to pay to him his base salary for the balance of the then remaining term of the agreement. The agreement contains a non-compete provision that applies during Mr. Vander Zanden’s employment and runs for a period of two years following termination of employment or the length of time he receives base salary payments, whichever is longer. On November 5, 2002, the Board of Directors of School Specialty approved an Executive Term Life Insurance Plan (the “Plan”) for Mr. Vander Zanden. The Plan provides for $20 million of term life insurance coverage on the life of Mr. Vander Zanden. The Plan, with premiums paid by School Specialty, provides coverage under two separate policies. The first policy provides for $10 million of coverage, with School Specialty designated as the beneficiary. The second policy provides for $10 million of coverage, with beneficiaries designated by Mr. Vander Zanden. The second policy is in addition to Mr. Vander Zanden’s compensation as provided for as part of his employment agreement.

We entered into an employment agreement with Mary M. Kabacinski, Executive Vice President and Chief Financial Officer of School Specialty, on September 3, 1999. The agreement has an initial term of two years, with automatic two year extensions following the first year of the initial term or any renewal term unless either party gives notice of non-renewal. The agreement provides for an annual base salary of at least $175,000 and participation in a performance-based incentive compensation plan. The agreement provides Ms. Kabacinski with the right to terminate her employment upon a change of control of School Specialty. The agreement contains a confidentiality provision that is triggered upon the termination of Ms. Kabacinski’s employment and runs for a period of two years. In the event Ms. Kabacinski’s employment is terminated due to her death, disability or upon a change of control, School Specialty is required to pay Ms. Kabacinski her base salary for the balance of the then remaining term of the agreement. The agreement contains a non-compete provision that applies during Ms. Kabacinski’s employment and runs for a period of 18 months following termination of employment.

We entered into an employment agreement with Stephen R. Christiansen, Executive Vice President of the Specialty Companies, on November 5, 2002. The agreement has an initial term of two years, with automatic one year extensions unless either party gives notice of non-renewal. The agreement provides for an annual base salary of at least $225,000 and participation in a performance-based incentive compensation plan. The agreement contains confidentiality, non-solicitation and non-compete provisions that apply during Mr. Christiansen’s employment and runs for a period of 24 months following termination of employment.

We entered into an employment agreement with A. Brent Pulsipher, Executive Vice President of Corporate Technology of School Specialty, on March 26, 2001. The agreement was subsequently amended on September 11, 2002, effective June 1, 2002, and on June 3, 2004, effective April 25, 2004. The agreement has an initial term of three years, with automatic one year extensions unless either party gives notice of non-renewal. The agreement, as amended, provides for annual total cash compensation of at least $272,200 as an annual minimum amount. The agreement provides Mr. Pulsipher with the right to terminate his employment upon a change of control of School Specialty. The agreement contains confidentiality, non-solicitation and non-compete provisions that apply during Mr. Pulsipher’s employment and run for a period of two years following termination of employment. In the event Mr. Pulsipher’s employment is terminated due to his breach of or failure to perform his obligations under the agreement or by mutual agreement of the parties, School Specialty is required to pay Mr. Pulsipher his base salary for a period of 12 months. In the event Mr. Pulsipher elects to terminate employment upon a change of control, School Specialty is required to pay Mr. Pulsipher his base salary through the then remaining term of the agreement.

Upon the completion of the merger, the change in control provisions in the employment agreements with certain of School Specialty’s executive officers will become effective. For 60 days following the completion of the merger, these provisions will permit an executive officer to terminate his or her employment for any reason.

Upon a termination of an executive officer’s employment with School Specialty by the executive officer for any reason within 60 days following the completion of the merger, the executive officer will be entitled to be paid through the term of his or her agreement and the currently effective extension thereof.

The following table shows the amount of potential cash severance payable to School Specialty’s current executive officers, based on an assumed merger date of October 14, 2005 and an assumed termination date of October 31, 2005, pursuant to the employment agreements.

Current Executive Officers	Amount of Potential Cash Severance Payment (1)
David J. Vander Zanden	$1,524,712	(2)
Mary M. Kabacinski	$498,462
A. Brent Pulsipher	$10,880

(1)	Excludes the value of certain continued health and other benefits, if any.
(2)	Mr. Vander Zanden has waived his right to the portion of the cash severance payment that would have resulted in his obligation to pay certain excise taxes.

Non-Employee Director Compensation

Non-employee directors are granted options under our stock incentive plans to purchase 15,000 shares of Common Stock upon their initial election as members of the Board of Directors and 5,000 shares of Common Stock for each additional year of service. These options are granted at an exercise price equal to the fair market value on the date of grant and have three year vesting schedules.

Non-employee directors are currently paid an annual retainer of $30,000 plus $1,000 for each additional special meeting and committee meeting attended and are reimbursed for all out-of-pocket expenses related to their service as directors. The non- executive chairman is paid an additional annual retainer of $40,000 and non-employee director committee chairmen are paid annual retainers of $2,500.

Since March 14, 2005, each member of the special committee (a special committee of independent and “disinterested” directors established to consider the merger transaction) received a fee in the amount of $1,000 per meeting or for any day (other than a day on which a meeting of the special committee was held) on which he or she devoted a meaningful portion of his or her day to the affairs of the special committee as consideration for his or her service on the special committee. Receipt of this compensation was not contingent on the special committee’s approval of the merger agreement. Each members’ out-of-pocket expenses were also reimbursed.

With the exception of Leo C. McKenna, no member of the Compensation Committee has ever been an officer of our company or any of our subsidiaries and none of our executive officers has served on the compensation committee or the board of directors of any company of which any of our directors is an executive officer. Mr. McKenna is a former non-employee officer and director of a predecessor company of School Specialty that was acquired by U.S. Office Products in 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information as of June 15, 2005 (unless otherwise specified) regarding the beneficial ownership of shares of Common Stock by each of our directors, the Named Officers, all of our directors and executive officers as a group and each person believed by us to be a beneficial owner of more than 5% of the outstanding Common Stock. Except as otherwise indicated, the business address of each of the following is W6316 Design Drive, Greenville, Wisconsin 54942.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares (8)
David J. Vander Zanden (1)	433,519	1.9%
Mary M. Kabacinski (1)	123,467	*
Stephen R. Christiansen (1)	37,500	*
A. Brent Pulsipher (1)	—	*
Jonathan J. Ledecky (1)	942,579	4.0%
Leo C. McKenna (1)	51,239	*
Rochelle Lamm (1)	23,672	*
Jerome M. Pool (1)	9,500	*
Terry L. Lay (1)	3,000	*
All executive officers and directors as a group (9 persons) (1)	1,624,476	6.7%

EARNEST Partners, LLC (2) 75 Fourteenth Street, Suite 2300 Atlanta, Georgia 30309	2,348,947	10.3%

Neuberger Berman, Inc. (3) Neuberger Berman, LLC Neuberger Berman Management Inc. Neuberger Berman Genesis Fund 605 Third Avenue New York, New York 10158	1,850,383	8.1%

T. Rowe Price Associates, Inc. (4) T. Rowe Price New Horizons Fund, Inc. 100 East Pratt Street Baltimore, Maryland 21202	1,815,676	7.9%

Artisan Partners Limited Partnership (5) Artisan Investment Corporation Andrew A. Ziegler Carlene Murphy Ziegler 875 East Wisconsin Avenue, Suite 800 Milwaukee, Wisconsin 53202	1,310,900	5.7%

Capital Research and Management Company (6) SMALLCAP World Fund, Inc. 333 South Hope Street Los Angeles, California 90071	1,292,900	5.7%

Skyline Asset Management, L.P. (7) 311 South Wacker Drive, Suite 4500 Chicago, Illinois 60606	1,186,163	5.2%

*	Less than 1% of the outstanding Common Stock.

(1)	Share amounts include options granted under our 1998 and 2002 Stock Incentive Plans which are currently exercisable, or exercisable within 60 days in the amount of 383,519 for Mr. Vander Zanden, 109,310 for Ms. Kabacinski, 37,500 for Mr. Christiansen, 942,579 for Mr. Ledecky, 45,000 for Mr. McKenna, 23,500 for Ms. Lamm, 8,500 for Mr. Pool, 3,000 for Mr. Lay, and 1,552,908 for all executive officers and directors as a group. As previously announced, Mr. Pool died on June 19, 2005.

All options to acquire shares of School Specialty common stock outstanding immediately prior to the effective time of the merger, will become fully vested and immediately exercisable (whether or not then vested or subject to any performance condition that has not been satisfied). At the effective time of the merger, any option not exercised (other than certain continuing options) will be canceled in exchange for a cash payment equal to $49.00, without interest, times the number of shares subject to the options, less the aggregate exercise prices of the options and less applicable taxes required to be withheld, except that any options with an exercise price equal to or greater than $49.00 per share will be canceled without any cash payment.

(2)	EARNEST Partners, LLC filed a Schedule 13G with the SEC reporting that it had, as of May 31, 2005, sole voting power over 892,005 shares of Common Stock, shared voting power over 764,542 shares of Common Stock and the sole dispositive power over 2,348,947 shares of Common Stock.
(3)	Neuberger Berman, Inc., Neuberger Berman, LLC, Neuberger Berman Management Inc. and Neuberger Berman Genesis Fund have jointly filed an amended Schedule 13G with the SEC reporting that as of December 31, 2004, Neuberger Berman, Inc., Neuberger Berman, LLC and Neuberger Berman Management Inc. each had sole voting power over 16,445 shares of Common Stock, shared voting power over 1,447,838 shares of Common Stock and shared dispositive power over 1,850,383 shares of Common Stock. Also, Neuberger Berman Genesis Fund had shared voting and dispositive power over 1,411,138 shares of Common Stock.
(4)	T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. have jointly filed an amended Schedule 13G with the SEC reporting that they had, as of February 11, 2005, sole voting power over 301,900 and 1,500,000 shares, respectively, of Common Stock and T. Rowe Price Associates, Inc. had sole dispositive power over 1,815,676 shares of Common Stock.
(5)	Artisan Partners Limited Partnership, Artisan Investment Corporation, Andrew A. Ziegler and Carlene Murphy Ziegler have jointly filed an amended Schedule 13G with the SEC, reporting that they had, as of December 31, 2004, shared voting and dispositive power over 1,310,900 shares of common stock.
(6)	Capital Research and Management Company and SMALLCAP World Fund, Inc. have jointly filed an amended Schedule 13G with the SEC reporting that, as of December 31, 2004, SMALLCAP World Fund, Inc. had sole voting power over 1,210,000 shares of Common Stock and Capital Research and Management Company had sole dispositive power over 1,292,900 shares of Common Stock.
(7)	Skyline Asset Management, L.P. filed an amended Schedule 13G with the SEC reporting that is had, as of December 31, 2003, shared voting power over 1,062,759 shares of Common Stock and shared dispositive power over 1,186,163 shares of Common Stock.
(8)	Based on 22,854,475 shares of Common Stock outstanding as of June 15, 2005.

Equity Compensation Plan Information

The following table sets forth certain information as of April 30, 2005 about shares of our common stock outstanding and available for issuance under our equity compensation plans, the Amended and Restated School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”). Under the 1998 Plan and 2002 Plan, we may grant stock options and other awards from time to time to employees, consultants, advisors and independent contractors of School Specialty and its subsidiaries, as well as non-employee directors and officers of School Specialty. The 1998 Plan was approved by shareholders on August 29, 2000 and the 2002 Plan was approved by shareholders on August 27, 2002.

Plan category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by shareholders (1)	2,628,370	$21.38	1,646,858
Equity compensation plans not approved by shareholders (2)	N/A	N/A	N/A
Total	2,628,370	$21.38	1,646,858

(1)	Grants for shares of our Common Stock under the 1998 Plan are limited to 20% of the outstanding shares of School Specialty stock at the time of grant. As the number of outstanding shares of School Specialty stock increases or decreases, the maximum number of shares that may be issued under the 1998 Plan increases and decreases. As of April 30, 2005, there were 22,851,225 shares of School Specialty Common Stock outstanding. Grants for shares of our Common Stock under the 2002 Plan are limited to 1,500,000 shares.
(2)	School Specialty does not maintain any equity compensation plans that have not been approved by shareholders.

Item 13. Certain Relationships and Related Transactions

Certain executive officers and directors of School Specialty may have interests in the proposed Merger. The discussion of such interests included under the heading “Interests of School Specialty Directors and Executive Officers” in School Specialty’s Preliminary Proxy Statement on Schedule 14A, filed on June 28, 2005, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for professional services by Deloitte & Touche LLP (“Deloitte”) during fiscal 2005 and fiscal 2004 were approximately:

Type of Fees	Fiscal 2005	Fiscal 2004
Audit Fees	$617,800	$257,500
Audit-Related Fees	41,100	242,100
Tax Fees	377,000	359,300

Total	$1,035,900	$858,900

In the above table, “audit fees” are fees School Specialty paid Deloitte for professional services for the audit of School Specialty’s consolidated financial statements included in Form 10-K and review of financial statements included in Forms 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. “Audit-related fees” are fees billed by Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of School Specialty’s financial statements. Audit-related services for fiscal 2005 included post-closing accounting services related to one acquisition and a benefit plan audit. Audit-related services for fiscal 2004 included post-closing accounting services related to two acquired operations, preparation of comfort letters in connection with the filing of School Specialty’s Registration Statement on Form S-3 in connection with the offering of its 3.75% Convertible Subordinated Notes Due 2023 and benefit plan audits. “Tax fees” are fees for tax compliance, tax advice, and tax planning. Tax-related services for fiscal 2005 and fiscal 2004 included tax return preparation and consulting. There were no “other fees” paid in fiscal 2005 or fiscal 2004.

The Audit Committee pre-approves all audit and non-audit work, including tax compliance and tax consulting, to be performed by Deloitte. However, the Audit Committee has delegated the approval of one category of non-audit services, post-closing accounting services related to School Specialty’s future acquisitions and dispositions, to the Chairman in the event it is not administratively expedient for the full Audit Committee to approve and authorize such services. In such case, the Chairman is required to make a report to the full Audit Committee at its next meeting. All audit and non-audit services provided by Deloitte during fiscal 2005 and fiscal 2004 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements (See Part II, Item 8).

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2005 and April 24, 2004

Consolidated Statements of Operations for the fiscal years ended April 30, 2005, April 24, 2004 and April 26, 2003

Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 30, 2005, April 24, 2004 and April 26, 2003

Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2005, April 24, 2004 and April 26, 2003

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule (See Exhibit 99.1).

Schedule for the fiscal years ended April 30, 2005, April 24, 2004 and April 26, 2003: Schedule II – Valuation and Qualifying Accounts.

(a)(3) Exhibits.

See (b) below

(b) Exhibits.

See the Exhibit Index, which is incorporated by reference herein

(c) Financial Statements Excluded from Annual Report to Shareholders.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 7, 2005.

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

Name	Title	Date
/s/ David J. Vander Zanden David J. Vander Zanden	President, Chief Executive Officer and Director (Principal Executive Officer)	July 7, 2005

/s/ Mary M. Kabacinski Mary M. Kabacinski	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 7, 2005

/s/ Leo C. McKenna Leo C. McKenna	Chairman of the Board	July 7, 2005

/s/ Jonathan J. Ledecky Jonathan J. Ledecky	Director	July 7, 2005

/s/ Rochelle Lamm Rochelle Lamm	Director	July 7, 2005

/s/ Terry L. Lay Terry L. Lay	Director	July 7, 2005

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Articles of Incorporation of School Specialty, Inc., incorporated herein by reference to Appendix B of the School Specialty, Inc. definitive Proxy Statement dated July 24, 2000.

3.2	Bylaws of School Specialty, Inc., incorporated herein by reference to Exhibit 3.2 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 26, 2003.

4.1	Pledge Agreement dated as of April 11, 2003 given by School Specialty, Inc. and the other pledgors named therein to Bank of America, N.A. as Administrative Agent, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 26, 2003.

4.2	Amended and Restated Security Agreement dated as of April 11, 2003 given by School Specialty, Inc. and the other grantors named therein to Bank of America, N.A. as Administrative Agent, incorporated herein by reference to Exhibit 4.2 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 26, 2003.

4.3	Amended and Restated Credit Agreement dated as of April 11, 2003 among School Specialty, Inc., certain subsidiaries and affiliates of School Specialty, Inc. and the lenders named therein, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s current report Form 8-K dated May 2, 2003.

4.4	Amendment No. 1 to Amended and Restated Credit Agreement dated as of July 11, 2003, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 26, 2003.

4.5	Amendment No. 2 to Amended and Restated Credit Agreement dated as of May 27, 2004, incorporated herein by reference to Exhibit 4.7 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

4.6	Amendment No. 3 to Amended and Restated Credit Agreement dated as of April 24, 2005.

4.7	Registration Rights Agreement dated as of July 18, 2003 between the Company and Citigroup Global Markets Inc., incorporated herein by reference to Exhibit 4.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 26, 2003.

4.8	Indenture dated as of July 18, 2003 between the Company and BNY Midwest Trust Company as Trustee, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 26, 2003.

4.9	Certain other long-term debt as described in the Notes to Consolidated Financial Statements. School Specialty, Inc. agrees to furnish the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in the Notes to Consolidated Financial Statements and not filed herewith.

INDEX TO EXHIBITS

Exhibit Number	Document Description
10.1*	Employment Agreement dated September 3, 1999 between Mary M. Kabacinski and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 23, 1999.

10.2*	Employment Agreement dated March 26, 2001 between A. Brent Pulsipher and School Specialty, Inc., incorporated herein by reference to Exhibit 10.8 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 28, 2001.

10.3*	Employment Agreement dated November 5, 2002, effective September 1, 2002, between David J. Vander Zanden and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.4*	Employment Agreement dated November 5, 2002 between Stephen R. Christiansen and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.5*	Employment Agreement Amendment dated September 11, 2002, effective June 1, 2002, between A. Brent Pulsipher and School Specialty, Inc., incorporated herein by reference to Exhibit 10.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.6*	Executive Term Life Insurance Plan for David J. Vander Zanden, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 25, 2003.

10.7*	Employment Agreement Amendment dated June 3, 2004, between A. Brent Pulsipher and School Specialty, Inc., incorporated herein by reference to Exhibit 10.7 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

10.8*	Amended and Restated 1998 Stock Incentive Plan, amended as of December 18, 2002, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Form S-8 filed on December 20, 2002.

10.9*	2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Form S-8 filed on December 20, 2002.

10.10*	School Specialty, Inc. Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.7 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2002.

10.11	Receivables Purchase Agreement dated November 22, 2000, incorporated herein by reference to Exhibit 10.1(a) of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 27, 2001.

10.12	Amendment No. 1 to the Receivables Purchase Agreement dated as of January 1, 2001, incorporated herein by reference to Exhibit No. 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

10.13	Amendment No. 2 to the Receivables Purchase Agreement dated as of July 13, 2001, incorporated herein by reference to Exhibit No. 10.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

INDEX TO EXHIBITS

Exhibit Number	Document Description
10.14	Amendment No. 3 to the Receivables Purchase Agreement dated as of November 20, 2001, incorporated herein by reference to Exhibit No. 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 27, 2001.

10.15	Amendment No. 4 to the Receivables Purchase Agreement dated as of May 2, 2002, incorporated herein by reference to Exhibit 10.12 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2002.

10.16	Receivables Sale Agreement dated November 22, 2000, incorporated herein by reference to Exhibit 10.1(b) of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 27, 2001.

10.17	Amendment No. 1 to the Receivables Sale Agreement dated as of July 13, 2001 and incorporated herein by reference to Exhibit No. 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

10.18	Amendment No. 5 to the Receivables Purchase Agreement dated November 19, 2002, incorporated herein by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.19	Amendment No. 6 to the Receivables Purchase Agreement dated April 11, 2003, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s current report Form 8-K dated May 2, 2003.

10.20	Amendment No. 2 to the Receivables Sale Agreement dated April 11, 2003, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s current report Form 8-K dated May 2, 2003.

10.21	Amendment No. 7 to the Receivables Purchase Agreement dated November 17, 2003, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 25, 2003.

10.22	Amendment No. 8 to the Receivables Purchase Agreement dated March 31, 2004, incorporated herein by reference to Exhibit 10.22 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

10.23	Amendment No. 9 to the Receivables Purchase Agreement dated November 16, 2004.

10.24	Amendment No. 3 to the Receivables Sale Agreement dated April 20, 2005.

10.25	Amendment No. 10 and Waiver to the Receivables Purchase Agreement dated April 20, 2005.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

16.1	Letter from Arthur Andersen LLP dated June 11, 2002 to the SEC incorporated herein by reference to Exhibit 16.1 of School Specialty, Inc.’s current report on Form 8-K dated June 11, 2002.

INDEX TO EXHIBITS

Exhibit Number	Document Description
21.1	Subsidiaries of School Specialty, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

99.1	Schedule II - Valuation and Qualifying Accounts.

99.2	Forward-Looking Statements

*	Management contract or compensatory plan or arrangement.