Form 10-Q
period 2005-07-30
SCHOOL SPECIALTY INC
filed 2005-09-06
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2005.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 30, 2005
Common Stock, $0.001 par value	22,873,592

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2005

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 30, 2005	April 30, 2005	July 24, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,837	$4,193	$4,276
Accounts receivable, less allowance for doubtful accounts of $4,063, $4,065 and $7,282, respectively	218,854	60,374	202,032
Inventories	145,284	137,578	155,853
Deferred catalog costs	11,556	18,930	8,430
Prepaid expenses and other current assets	15,407	20,542	13,256
Deferred taxes	9,829	7,853	5,757

Total current assets	405,767	249,470	389,604
Property, plant and equipment, net	73,313	73,264	64,663
Goodwill	480,622	479,513	463,949
Intangible assets, net	61,551	62,586	55,593
Other	20,552	19,772	20,120

Total assets	$1,041,805	$884,605	$993,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$89,526	$45,991	$498
Accounts payable	107,545	56,792	100,970
Accrued compensation	13,199	10,034	8,983
Deferred revenue	6,090	4,888	7,341
Accrued income taxes	14,408	—	14,798
Other accrued liabilities	23,704	17,252	24,417

Total current liabilities	254,472	134,957	157,007
Long-term debt - less current maturities	149,573	149,680	380,496
Deferred taxes	56,134	54,607	42,553
Other liabilities	779	816	651

Total liabilities	460,958	340,060	580,707

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized and 22,865,350, 22,851,225 and 19,102,523 shares issued and outstanding, respectively	23	23	19
Capital paid-in excess of par value	349,864	349,421	231,156
Accumulated other comprehensive income	10,272	9,009	6,957
Retained earnings	220,688	186,092	175,090

Total shareholders’ equity	580,847	544,545	413,222

Total liabilities and shareholders’ equity	$1,041,805	$884,605	$993,929

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended
	July 30, 2005	July 24, 2004
Revenues	$358,037	$337,759
Cost of revenues	200,853	192,355

Gross profit	157,184	145,404
Selling, general and administrative expenses	94,895	88,287
Costs related to the pending sale of School Specialty, Inc	2,736	—

Operating income	59,553	57,117

Other (income) expense:
Interest expense	2,563	4,754
Interest income	(31)	(25)
Other	767	341

Income before provision for income taxes	56,254	52,047
Provision for income taxes	21,658	20,047

Net income	$34,596	$32,000

Weighted average shares outstanding:
Basic	22,857	19,084
Diluted	24,095	24,508

Net income per share:
Basic	$1.51	$1.68
Diluted	$1.44	$1.37

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended
	July 30, 2005	July 24, 2004
Cash flows from operating activities:
Net income	$34,596	$32,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	5,201	4,333
Amortization of development costs	1,157	832
Amortization of debt fees and other	305	473
Deferred taxes	(450)	—
Gain on disposal of property and equipment	(81)	(15)
Net borrowings under accounts receivable securitization facility	2,800	—
Change in current assets and liabilities (net of assets Acquired and liabilities assumed in business combinations):
Accounts receivable	(161,271)	(149,020)
Inventories	(7,669)	(16,113)
Deferred catalog costs	7,374	7,147
Prepaid expenses and other current assets	5,275	(817)
Accounts payable	50,895	42,786
Accrued liabilities	25,267	16,803

Net cash used in operating activities	(36,601)	(61,591)

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	—	(75)
Additions to property, plant and equipment	(4,168)	(2,799)
Investment in intangible and other assets	(1,275)	—
Investment in development costs	(1,105)	(922)
Proceeds from business dispositions	—	193
Proceeds from disposal of property and equipment	81	18

Net cash used in investing activities	(6,467)	(3,585)

Cash flows from financing activities:
Proceeds from bank borrowings	112,100	122,200
Repayment of debt and capital leases	(68,708)	(55,834)
Proceeds from exercise of stock options	320	717

Net cash provided by financing activities	43,712	67,083

Net increase in cash and cash equivalents	644	1,907
Cash and cash equivalents, beginning of period	4,193	2,369

Cash and cash equivalents, end of period	$4,837	$4,276

Supplemental disclosures of cash flow information:
Interest paid	$911	$784
Income taxes paid	$1,258	$1,856

Fiscal 2005 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities represents the payment of $75 to the selling shareholders of Select Agendas.

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at April 30, 2005 has been derived from the Company’s audited financial statements for the fiscal year ended April 30, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.

NOTE 2 – MERGER TRANSACTION

On May 31, 2005, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of May 31, 2005 (the “Merger Agreement”), with LBW Holdings, Inc. (“Buyer”) and LBW Acquisition, Inc. (“Merger Sub”). Buyer was formed for the purposes of this transaction and is wholly-owned by Bain Capital Fund VIII, L.P., an affiliate of Bain Capital Partners, LLC, a Boston-based global private investment firm. Merger Sub was also formed for the purposes of this transaction and is wholly-owned by Buyer. The Merger Agreement contemplates Merger Sub will be merged with and into the Company and each outstanding share of common stock of the Company will be converted into the right to receive $49.00 per share in cash without interest. The transaction is expected to be completed in the Company’s fiscal second quarter ending October 29, 2005. The Company and Buyer estimate that the total amount of funds necessary to complete the merger and related transactions and to pay related fees and expenses will be approximately $1.8 billion. These funds will come principally from debt financing arranged by Buyer and Merger Sub. Buyer’s obligation to close under the debt financing is subject to specific conditions relating to the condition of the debt financing markets. In addition, the transaction is subject to receipt of debt financing, as well as approval by the Company’s shareholders and other customary conditions, including regulatory approvals.

Following the Company’s announcement of the Merger Agreement on May 31, 2005, the Company was named as a defendant in three putative shareholder class actions. The complaints assert claims arising out of the Company’s May 31, 2005 announcement and allege that the Company and its directors breached fiduciary duties to the Company’s shareholders by negotiating and agreeing to the transaction with Bain Capital Partners, LLC at a price that the plaintiffs claim to be inadequate. Among other things, the plaintiffs seek to enjoin or to rescind the transaction with Bain Capital Partners, LLC, other injunctive relief and/or damages and other monetary relief. The Company does not believe that the actions are meritorious and intends to vigorously contest them.

During the three months ended July 30, 2005, the Company incurred $2,736 of costs related to the pending merger transaction consisting of accounting, legal and other transaction-related costs, including costs related to financial and legal advisors to the special committee of our Board of Directors. These costs have been included in the statement of operations for the three months ended July 30, 2005.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

On October 13, 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board adopted EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” Under the provisions of EITF Issue No. 04-8, contingently convertible debt instruments are to be included in diluted earnings per share computations regardless of whether the market price trigger or other contingent features have been met. EITF Issue No. 04-8 was effective for the Company’s $133,000, 3.75% convertible subordinated notes in fiscal 2005. On December 8, 2004, the Company signed a supplemental indenture with respect to these notes under which the Company is required to satisfy in cash the portion of its obligation equal to the Accreted Principal Amount (as defined in the supplemental indenture). The adoption of this pronouncement in fiscal 2005 had no impact on the diluted earnings per share calculation based upon the conversion features of the notes and the average market price of our common stock. During the first quarter of fiscal 2006, the convertible subordinated notes became dilutive based on the average price of our common stock, and the dilutive impact is included in the calculation of diluted earnings per share.

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

NOTE 4 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity during the three months ended July 30, 2005 were as follows:

Shareholders’ equity balance at April 30, 2005	$544,545
Net income	34,596
Issuance of common stock in conjunction with stock option exercises	320
Tax benefit on option exercises	123
Foreign currency translation adjustment	1,263

Shareholders’ equity balance at July 30, 2005	$580,847

Comprehensive income for the periods presented in the consolidated statements of operations was as follows:

	For the Three Months Ended
	July 30, 2005	July 24, 2004
Net income	$34,596	$32,000
Foreign currency translation adjustment	1,263	1,349

Total comprehensive income	$35,859	$33,349

NOTE 5 – EARNINGS PER SHARE AND EMPLOYEE STOCK PLANS

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended July 30, 2005:
Basic EPS	$34,596	22,857	$1.51

Effect of dilutive stock options	—	945
Effect of convertible debt	—	293

Diluted EPS	$34,596	24,095	$1.44

Three months ended July 24, 2004:
Basic EPS	$32,000	19,084	$1.68

Effect of dilutive stock options	—	794
Effect of convertible debt	1,469	4,630

Diluted EPS	$33,469	24,508	$1.37

The Company had additional stock options outstanding during the three months ended July 24, 2004 of 116 that were not included in the computation of diluted EPS because they were anti-dilutive.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	For the Three Months Ended
	July 30, 2005	July 24, 2004
Net income, as reported	$34,596	$32,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(705)	(721)

Pro forma net income	$33,891	$31,279

EPS:
As reported:
Basic	$1.51	$1.68
Diluted	$1.44	$1.37

Pro forma:
Basic	$1.48	$1.64
Diluted	$1.41	$1.34

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended
	July 30, 2005	July 24, 2004
Expected life of option	5.5 years	5.5 years
Risk free interest rate	3.85%	4.20%
Expected volatility of stock	46.55%	49.28%

The weighted-average fair value of options granted was $18.44 and $17.87 during the three months ended July 30, 2005 and July 24, 2004, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, including the range of useful lives, excluding goodwill:

July 30, 2005	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (11 to 17 years)	$39,102	$(7,327)	$31,775
Non-compete agreements (1 to 10 years)	6,985	(3,124)	3,861
Copyrighted materials (23 years)	7,100	(283)	6,817
Tradenames and trademarks (2 to 30 years)	3,773	(343)	3,430
Order backlog and other (less than 1 to 10 years)	1,113	(267)	846

Total amortizable intangible assets	58,073	(11,344)	46,729
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$72,895	$(11,344)	$61,551

April 30, 2005	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$39,102	$(6,679)	$32,423
Non-compete agreements	6,985	(2,908)	4,077
Copyrighted materials	7,100	(206)	6,894
Tradenames and trademarks	3,773	(282)	3,491
Order backlog and other	1,113	(234)	879

Total amortizable intangible assets	58,073	(10,309)	47,764
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$72,895	$(10,309)	$62,586

July 24, 2004	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$37,101	$(4,783)	$32,318
Non-compete agreements	6,956	(2,318)	4,638
Tradenames and trademarks	2,304	(103)	2,201
Order backlog and other	558	(175)	383

Total amortizable intangible assets	46,919	(7,379)	39,540
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	3,353	—	3,353

Total non-amortizable intangible assets	16,053	—	16,053

Total intangible assets	$62,972	$(7,379)	$55,593

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Intangible amortization expense for the three months ended July 30, 2005 and July 24, 2004 was $1,035 and $877, respectively.

Estimated intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2006 is estimated to be:

Fiscal 2006 (nine months remaining)	$3,005
Fiscal 2007	3,851
Fiscal 2008	3,694
Fiscal 2009	3,574
Fiscal 2010	3,567
Fiscal 2011	3,567

The following information presents changes to goodwill during the period beginning July 25, 2004 through July 30, 2005:

Segment	Balance at July 24, 2004	Acquisitions	Adjustments	Balance at April 30, 2005	Adjustments	Balance at July 30, 2005
Specialty	$298,806	$6,004	$9,560	$314,370	$1,109	$315,479
Essentials	165,143	—	—	165,143	—	165,143

Total	$463,949	$6,004	$9,560	$479,513	$1,109	$480,622

The Specialty segment adjustments during the period July 25, 2004 to April 30, 2005 of $9,560 are comprised of $1,778 related to foreign currency translation, $7,656 related to final purchase accounting adjustments for Children’s Publishing, $100 for a deferred purchase price payment related to the October 2001 acquisition of Premier Science and $26 related to final purchase accounting adjustments for Califone. The Specialty segment adjustments during the three months ended July 30, 2005 of $1,109 are comprised of foreign currency translation.

NOTE 7 – BUSINESS COMBINATION

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 30, 2005	April 30, 2005	July 24, 2004
Land	$502	$502	$502
Projects in progress	1,677	4,490	3,454
Buildings and leasehold improvements	14,250	13,393	11,974
Capital leases	16,914	16,914	16,914
Furniture, fixtures and other	61,682	56,988	52,140
Machinery and warehouse equipment	39,558	38,071	30,487

Total property, plant and equipment	134,583	130,358	115,471
Less: Accumulated depreciation	(61,270)	(57,094)	(50,808)

Net property, plant and equipment	$73,313	$73,264	$64,663

Depreciation expense for the three months ended July 30, 2005 and July 24, 2004 was $4,166 and $3,456, respectively.

NOTE 9 – SEGMENT INFORMATION

The Company’s business activities are organized around two principal business segments, Specialty and Essentials (formerly referred to as the Traditional segment), and operate principally in the United States, with limited Specialty segment operations in Canada. Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. Products supplied within the Specialty segment primarily target specific educational disciplines, such as art, industrial arts, physical education, sciences and early childhood. This segment also supplies student academic planners, videos, DVDs, published educational materials and sound presentation equipment. Products supplied within the Essentials segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Intercompany eliminations represent intercompany sales between our Specialty and Essentials segments, and the resulting profit recognized on such intercompany sales. All intercompany transactions have been eliminated.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table presents segment information:

	Three Months Ended
	July 30, 2005	July 24, 2004
Revenues
Specialty	$189,742	$180,171
Essentials	174,543	162,856
Corporate	160	—
Intercompany eliminations	(6,408)	(5,268)

Total	$358,037	$337,759

Operating income and income before taxes:
Specialty	$43,442	$41,557
Essentials	27,686	21,570
Corporate	(11,129)	(4,929)
Intercompany eliminations	(446)	(1,081)

Operating income	59,553	57,117
Interest expense and other	3,299	5,070

Income before taxes	$56,254	$52,047

Identifiable assets (at quarter end):
Specialty	$513,604	$488,572
Essentials	232,244	238,071

Subtotal	745,848	726,643
Corporate assets	295,957	267,286

Total	$1,041,805	$993,929

Depreciation and amortization of intangible assets and development costs:
Specialty	$3,977	$3,202
Essentials	710	876

Subtotal	4,687	4,078
Corporate	1,671	1,087

Total	$6,358	$5,165

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Specialty	$3,311	$1,466
Essentials	32	215

Subtotal	3,343	1,681
Corporate	3,205	2,040

Total	$6,548	$3,721

NOTE 10 – CONVERTIBLE DEBT

On December 8, 2004, the Company entered into a supplemental indenture related to the $133,000, 3.75% convertible subordinated notes due August 1, 2023. Under terms of the supplemental indenture, the Company is required to satisfy in cash the portion of its conversion obligation with respect to the notes equal to the Accreted Principal Amount (as defined in the supplemental indenture). The Company is permitted to satisfy the portion of the conversion obligation in excess of the Accreted Principal Amount, if any, in either cash or shares of common stock. Accordingly, as the conversion obligation equal to the Accreted Principal Amount is required to be paid in cash, this

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands,except per share amounts)

portion of the conversion obligation is not included in the Company’s diluted earnings per share calculation. The portion of the conversion obligation in excess of the Accreted Principal Amount has an impact on the Company’s diluted earnings per share calculation for the three months ended July 30, 2005 as the average market price of the Company’s common stock on The Nasdaq National Market during this period exceeded the initial conversion price of $40.00 per share.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 12 – SUBSEQUENT EVENTS

On August 19, 2005, the Company signed a definitive agreement to acquire all of the membership interests of Delta Education, LLC (“Delta”) from Wicks Learning Group, LLC, an affiliate of the Wicks Group of Companies L.L.C., a New York-based private equity firm, for approximately $273,000. On August 31, 2005, the Company completed the acquisition of Delta and financed the transaction through the existing revolving credit facility, as amended to permit the acquisition of Delta, as well as through a $100,000 term loan facility. Delta is the exclusive publisher of inquiry based hands-on science curriculum for the elementary school market developed by the University of California, Berkeley. Based in Nashua, NH, Delta provides market-leading programs based on proprietary research that are designed to meet the growing need for alternatives to traditional science textbooks in today’s classroom. Its products include comprehensive science kits, books, instructional materials and educational software. As part of the transaction, the Company has also acquired Delta’s Educators Publishing Service division, a supplemental publisher of reading titles for grades K-8. The Delta business will complement the Company’s Frey Scientific brand, and the Educators Publishing Service division will enhance the offerings of the School Specialty Publishing division.

On August 19, 2005, the Company announced that Thomas H. Lee Partners, a Boston-based private equity firm, will join funds affiliated with Bain Capital Partners, LLC as an investor in the acquisition of the Company. It is expected that upon closing of the transactions contemplated by the Merger Agreement, affiliates of Bain Capital Partners, LLC will have a 60% ownership stake in the Company and Thomas H. Lee Partners will have a 40% ownership stake in the Company, with each ownership stake to be reduced pro rata to reflect the potential ownership stake to be held by certain executive officers of the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”)

Quarterly Overview

We are the largest provider of supplemental educational products and equipment to the preK-12 education market in the United States and Canada. With the industry’s broadest offering of more than 85,000 products, we are able to be the single source supplier for substantially all of our customers’ supplemental educational product needs.

During the first quarter of fiscal 2006, revenues increased 6 percent over the first quarter of fiscal 2005, and gross margin improved 90 basis points. These improvements are partially related to the state funding environment for preK-12 education which has stabilized and is resulting in more predictable customer buying patterns and sustainable, profitable growth in our revenue base. In addition, these improvements reflect the timing effect of starting our fiscal 2006 first quarter one week later in the season following a 53-week year in fiscal 2005. Selling, general and administrative expenditures increased 40 basis points as a percent of revenues in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005, primarily reflecting increased marketing and merchandising initiatives. During the first quarter of fiscal 2006, we incurred $2.7 million of costs related to the pending sale of the Company. Despite these increased selling and merger-related costs, operating income increased 4 percent and net income increased 8 percent in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.

Merger Transaction

On May 31, 2005, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of May 31, 2005, with LBW Holdings, Inc. and LBW Acquisition, Inc. LBW Holdings was formed for purposes of the transaction and is wholly-owned by Bain Capital Fund VIII, L.P., an affiliate of Bain Capital Partners, LLC, a Boston-based global private investment firm. LBW Acquisition also was formed for purposes of the transaction and is wholly-owned by LBW Holdings. The merger agreement contemplates LBW Acquisition will be merged with and into the Company and each outstanding share of common stock of the Company will be converted into the right to receive $49.00 per share in cash, without interest. At the effective time of the merger, any option to purchase shares of the Company’s common stock that is not exercised (other than certain options that are converted pursuant to agreements between LBW Holdings and individual executive officers) will be canceled as of the effective time of the merger in exchange for a cash payment equal to $49.00 (without interest) times the total number of shares subject to the options, less the aggregate exercise prices of the options and less applicable taxes required to be withheld, except that any options with an exercise price equal to or greater than $49.00 per share will be canceled without any cash payment. Under certain circumstances (described in further detail herein) prior to the merger, holders of the Company’s 3.75% Convertible Subordinated Notes due 2023 may surrender such notes for a cash payment or a combination of cash and shares of the Company’s common stock. Holders of such notes also may surrender such notes in connection with the merger for a cash payment based on the merger consideration. Not more than 20 days after the effective time of the merger, the Company, as the surviving corporation in the merger, must make an offer to repurchase all of such notes then outstanding for an amount in cash equal to 100% of the accreted principal amount of the notes, plus accrued and unpaid interest to, but not including, the date the repurchase price is paid. The transaction is expected to be completed in the Company’s fiscal second quarter ending on October 29, 2005. The Company and LBW Holdings estimate that the total amount of funds necessary to complete the merger and related transactions and to pay related fees and expenses will be approximately $1.8 billion. These funds will come principally from debt financing arranged by LBW Holdings and LBW Acquisition. LBW Holdings’ obligation to close under the debt financing is subject to specific conditions relating to the condition of the debt financing markets. In addition, the transaction is subject to receipt of debt financing, as well as approval by the Company’s shareholders and other customary conditions, including regulatory approval.

The Company filed a Proxy Statement on July 19, 2005 and a Supplement dated August 23, 2005 relating to the proposed merger, and shareholders are encouraged to read this Proxy Statement and Supplement for a more thorough discussion of the proposed merger.

Results of Operations

The following table sets forth various items as a percentage of revenues on a historical basis concerning our results of operations for the three months ended July 30, 2005 and July 24, 2004:

	Three Months Ended
	July 30, 2005	July 24, 2004
Revenues	100.0%	100.0%
Cost of revenues	56.1	57.0

Gross profit	43.9	43.0
Selling, general and administrative expenses	26.5	26.1
Costs related to the pending sale of School Specialty, Inc	0.8	—

Operating income	16.6	16.9
Interest expense, net	0.7	1.4
Other expense	0.2	0.1

Income before provision for income taxes	15.7	15.4
Provision for income taxes	6.0	5.9

Net income	9.7%	9.5%

Three Months Ended July 30, 2005 Compared to Three Months Ended July 24, 2004

Revenues

Revenues increased 6.0% from $337.8 million for the three months ended July 24, 2004 to $358.0 million for the three months ended July 30, 2005. The growth in revenues was primarily attributable to internal growth of 4.9%, supplemented by acquired revenue in the Specialty segment. Specialty segment revenues increased 5.3% from $180.2 million for the three months ended July 24, 2004 (which includes $5.2 million of intersegment revenues) to $189.7 million for the three months ended July 30, 2005 (which includes $6.4 million of intersegment revenues). The growth in Specialty segment revenues was primarily related to the fiscal 2005 acquisition of the Guidance Channel, the timing effect of starting our fiscal 2006 first quarter one week later, and the improving economic environment for preK-12 funding. Essentials segment revenues increased 7.2% from $162.9 million for the three months ended July 24, 2004 (which includes $0.1 million of intersegment revenues) to $174.5 million for the three months ended July 30, 2005 (which is comprised solely of third-party revenues). The growth in Essentials segment revenues was primarily related to the timing effect of starting our fiscal 2006 first quarter one week later as well as the improving economic environment for preK-12 funding.

Gross Profit

Gross profit increased 8.1% from $145.4 million for the three months ended July 24, 2004 to $157.2 million for the three months ended July 30, 2005. The increase in gross profit was due to an increase in revenues and improved gross margins primarily related to the improving economic environment for preK-12 funding. Gross margin improved 90 basis points from 43.0% for the three months ended July 24, 2004 to 43.9% for the three months ended July 30, 2005. The increase in gross margin was primarily related to a 170 basis point improvement in gross margin in the Essentials segment, slightly offset by a 40 basis point reduction in gross margin in the Specialty segment. Specialty segment gross profit increased $4.2 million from $92.7 million for the three months ended July 24, 2004 to $96.9 million for the three months ended July 30, 2005 and gross margin decreased from 51.5% to 51.1% over this same period. The modest decrease in gross margin was primarily driven by changes in the mix of products sold in the respective periods. Essentials segment gross profit increased $6.7 million from $53.8 million for the three months ended July 24, 2004 to $60.5 million for the three months ended July 30, 2005 and gross margin increased from 33.0% to 34.7% over this same period. The increase in gross margin was primarily driven by the improved economic environment in preK-12 funding, which has contributed to a less competitive pricing environment, as well as a decrease in product costs through the direct sourcing of product from overseas channels.

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

SG&A increased 40 basis points, as a percent of revenues, from $88.3 million or 26.1% of revenues for the three months ended July 24, 2004 to $94.9 million or 26.5% of revenues for the three months ended July 30, 2005. The increase in SG&A primarily resulted from an increase in variable costs associated with an increase in revenues, the inclusion of SG&A expenses related to the fiscal 2005 Guidance Channel acquisition, increased marketing and merchandising initiatives and additional depreciation related to the increase in gross property, plant and equipment.

Specialty segment SG&A increased $2.3 million from $51.2 million for the three months ended July 24, 2004 to $53.5 million for the three months ended July 30, 2005, but decreased 20 basis points as a percent of revenues from 28.4% to 28.2% over this same period. The increase in SG&A was primarily due to an increase in variable costs associated with an increase in revenues and the inclusion of SG&A expenses related to the fiscal 2005 Guidance Channel acquisition. The decrease in SG&A as a percent of revenues was primarily driven by a $0.8 million reduction in administrative expenses. Essentials segment SG&A increased $0.6 million from $32.2 million for the three months ended July 24, 2004 to $32.8 million for the three months ended July 30, 2005, but decreased 100 basis points as a percent of revenues from 19.8% to 18.8% over this same period. The increase in SG&A was primarily due to an increase in variable costs associated with an increase in revenues. The decrease in SG&A as a percent of revenues was primarily driven by a 70 basis point improvement in operations expense as a percent of revenues driven by operational and supply chain efficiencies achieved during the first quarter of fiscal 2006. Corporate SG&A increased $3.6 million, primarily related to an increase in administrative and information systems costs, as well as an increase in Company-wide marketing and merchandising initiatives.

Costs Related to the Pending Sale of School Specialty, Inc.

During the three months ended July 30, 2005, the Company incurred $2.7 million of costs related to the pending merger transaction consisting of accounting, legal and other transaction-related costs.

Interest Expense

Net interest expense decreased $2.2 million from $4.7 million for the three months ended July 24, 2004 to $2.5 million for the three months ended July 30, 2005. The decrease in interest expense was primarily due to a decrease in average debt outstanding, including the conversion of $114.7 million in convertible notes to common stock in August 2004.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $0.8 million in fiscal 2006’s first quarter, compared to $0.3 million in fiscal 2005’s first quarter. The $0.5 million increase is primarily related to an increase in the effective discount rate on the accounts receivable securitization.

Provision for Income Taxes

Provision for income taxes increased $1.6 million due to higher pre-tax income. The effective income tax rate remained consistent at 38.5% for both periods presented. The effective income tax rate of 38.5% exceeds the federal statutory rate of 35% primarily due to the impact of state income taxes.

Liquidity and Capital Resources

At July 30, 2005, we had working capital of $151.3 million. Our capitalization at July 30, 2005 was $819.9 million and consisted of total debt of $239.1 million and shareholders’ equity of $580.8 million.

Our existing revolving credit facility matures on April 11, 2006 and provides for $250.0 million of availability. The amount outstanding as of July 30, 2005 under the credit facility was $89.0 million. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital needs of our peak selling season. As of July 30, 2005, our effective interest rate on borrowings under our credit facility was approximately 5.84%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During the three months ended July 30, 2005, we paid commitment fees on unborrowed funds under the credit facility of 32.5 basis points and amortized loan origination fee costs of $0.1 million related to the credit facility.

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

Net cash used in operating activities improved $25.0 million from $61.6 million used in the first quarter of fiscal 2005 to $36.6 million used in the first quarter of fiscal 2006. The net use of cash in operating activities during the first quarter is indicative of the highly seasonal nature of our business, with the majority of purchases and other operating cash outflows occurring in the first and second quarters of the fiscal year and the majority of cash receipts occurring in the second and third quarters of the fiscal year. The $25.0 million improvement in operating cash flows primarily reflects the timing effect of starting our fiscal 2006 first quarter one week later in the season following a 53-week year in fiscal 2005, as certain expenditures for rent and payroll were paid in the last week of fiscal 2005 as opposed to the first week of fiscal 2006. In addition, inventory control efforts, which resulted in a reduction in inventory levels from the first quarter of fiscal 2005 to the first quarter of fiscal 2006, resulting in $8.4 million of reduced working capital requirements.

Net cash used in investing activities for the first quarter of fiscal 2006 was $6.5 million as compared with $3.6 million for the first quarter of fiscal 2005. Additions to property, plant and equipment, net of disposals, increased $1.4 million from $2.8 million in the first quarter of fiscal 2005 to $4.2 million in the first quarter of fiscal 2006, primarily consisting of computer hardware and software costs related to the continued implementation of our new business systems. Investment in intangible and other assets increased $1.3 million related to investments in education programs.

Net cash provided by financing activities decreased $23.4 million from $67.1 million in the first quarter of fiscal 2005 to $43.7 million in the first quarter of fiscal 2006. The net cash provided by financing activities is primarily used to fund seasonal working capital needs, and $23.4 million less borrowings were needed in the first quarter of fiscal 2006 primarily driven by the improvement in operating cash flows.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility, borrowings available under the $100 million term loan facility entered into in connection with the Delta acquisition and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures, financing requirements for the August 31, 2005 Delta acquisition and our contractual obligations.

Off Balance Sheet Arrangements

We currently have a $100 million accounts receivable securitization facility which expires in November 2005 and may be extended further with the financial institution’s consent. At July 30, 2005, $50.0 million was advanced under the receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the three months ended July 30, 2005 were $0.7 million and are included in other expenses in our consolidated statement of operations.

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

Forward-Looking Statements

Statements in this Quarterly Report which are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) certain statements made under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, future acquisitions, capital expenditures and adequacy of capital resources; (2) certain statements included or incorporated by reference in our future filings with the Securities and Exchange Commission; (3) certain information contained in written material, releases and oral statements issued by, or on behalf of School Specialty including, without limitation, statements with respect to projected revenues, costs, earnings and earnings per share; and (4) statements about the expected timing, completion and effects of the proposed merger. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues” or similar expressions.

Readers are cautioned not to place undue reliance on these forward-looking statements and any such forward-looking statements are qualified in their entirety by reference to the following cautionary statements. All forward-looking statements speak only as of the date hereof and are based on current expectations and involve a number of assumptions, risks and uncertainties that could cause the actual results to differ materially from such forward-looking statements. School Specialty may not be able to complete the proposed merger on the terms described in this report or other acceptable terms or at all because of a number of factors, including the failure to obtain shareholder approval, the failure of the buyer in the proposed merger to obtain financing or the failure to satisfy the other closing conditions. These factors, and other factors that may affect our business or financial results are described in our filings with the SEC, including Exhibit 99.2 to our Form 10-K for the fiscal year ended April 30, 2005.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in quantitative and qualitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

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

During the quarterly period ended July 30, 2005, the Company filed a Current Report on Form 8-K one day late due to a clerical oversight. As of the end of the period covered by this quarterly report, all required Current Reports on Form 8-K have been filed, and the Company’s principal executive officer and principal financial officer continue to conclude that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition of the Exchange Act rules.

Changes in Internal Control

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

09/06/05	/s/David J. Vander Zanden
Date	David J. Vander Zanden
President and Chief Executive Officer
(Principal Executive Officer)

09/06/05	/s/ Mary M. Kabacinski
Date	Mary M. Kabacinski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.