Form 10-Q
period 2005-10-29
SCHOOL SPECIALTY INC
filed 2005-12-08
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-24385

SCHOOL SPECIALTY, INC.

(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-0971239
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 5, 2005
Common Stock, $0.001 par value	22,892,842

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2005

		Page Number
PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at October 29, 2005, April 30, 2005, and October 23, 2004	1

	Condensed Consolidated Statements of Operations for the Three Months Ended October 29, 2005 and October 23, 2004 and for the Six Months Ended October 29, 2005 and October 23, 2004	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 29, 2005 and October 23, 2004	3

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	15

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4.	CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

ITEM 5.	OTHER INFORMATION	22

ITEM 6.	EXHIBITS	22

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 29, 2005	April 30, 2005	October 23, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,684	$4,193	$7,649
Accounts receivable, less allowance for doubtful accounts of $4,428, $4,065 and $6,240, respectively	163,883	60,374	167,453
Inventories	116,577	137,578	119,810
Deferred catalog costs	14,277	18,930	14,682
Prepaid expenses and other current assets	19,902	20,542	15,207
Deferred taxes	9,890	7,853	5,757

Total current assets	332,213	249,470	330,558
Property, plant and equipment, net	75,383	73,264	62,933
Goodwill	607,260	479,513	472,704
Intangible assets, net	168,097	62,586	63,462
Other	21,938	19,772	17,675

Total assets	$1,204,891	$884,605	$947,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$275,066	$45,991	$63,476
Accounts payable	50,787	56,792	65,299
Accrued compensation	15,442	10,034	13,145
Deferred revenue	3,759	4,888	4,025
Accrued income taxes	19,049	—	29,648
Other accrued liabilities	28,235	17,252	18,101

Total current liabilities	392,338	134,957	193,694
Long-term debt - less current maturities	149,528	149,680	149,988
Deferred taxes	58,215	54,607	42,553
Other liabilities	385	816	574

Total liabilities	600,466	340,060	386,809

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized and 22,889,592, 22,851,225 and 22,705,134 shares issued and outstanding, respectively	23	23	23
Capital paid-in excess of par value	350,704	349,421	345,177
Accumulated other comprehensive income	12,442	9,009	9,673
Retained earnings	241,256	186,092	205,650

Total shareholders’ equity	604,425	544,545	560,523

Total liabilities and shareholders’ equity	$1,204,891	$884,605	$947,332

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	October 29, 2005	October 23, 2004	October 29, 2005	October 23, 2004
Revenues	$344,365	$361,458	$702,402	$699,217
Cost of revenues	197,974	215,249	398,827	407,604

Gross profit	146,391	146,209	303,575	291,613
Selling, general and administrative expenses	104,206	90,791	199,101	179,078
Merger-related expenses	2,466	—	5,202	—

Operating income	39,719	55,418	99,272	112,535

Other (income) expense:
Interest expense	5,250	3,485	7,813	8,240
Interest income	(33)	(56)	(64)	(81)
Other	1,058	579	1,825	919
Redemption costs and fees for convertible debt redemption	—	1,839	—	1,839

Income before provision for income taxes	33,444	49,571	89,698	101,618
Provision for income taxes	12,876	19,012	34,534	39,059

Net income	$20,568	$30,559	$55,164	$62,559

Weighted average shares outstanding:
Basic	22,881	21,734	22,869	20,409
Diluted	24,175	23,923	24,135	24,217

Net income per share:
Basic	$0.90	$1.41	$2.41	$3.07
Diluted	$0.85	$1.30	$2.29	$2.66

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended
	October 29, 2005	October 23, 2004
Cash flows from operating activities:
Net income	$55,164	$62,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,027	8,756
Amortization of development costs	2,270	1,932
Amortization of debt fees and other	661	818
Deferred taxes	1,571	—
Loss on redemption of convertible debt	—	1,839
Gain on disposal of property, plant and equipment	(66)	(35)
Net borrowings under accounts receivable securitization facility	2,800	—
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	(81,139)	(112,621)
Inventories	42,109	23,443
Deferred catalog costs	7,393	1,994
Prepaid expenses and other current assets	1,978	(2,504)
Accounts payable	(12,736)	5,264
Accrued liabilities	24,155	26,283

Net cash provided by operating activities	55,187	17,728

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(270,325)	(19,149)
Additions to property, plant and equipment	(5,960)	(4,965)
Investment in intangible and other assets	(1,275)	—
Investment in development costs	(3,775)	(2,730)
Proceeds from disposal of property, plant and equipment	81	32
Proceeds from business dispositions	—	193

Net cash used in investing activities	(281,254)	(26,619)

Cash flows from financing activities:
Proceeds from bank borrowings	977,800	358,000
Repayment of debt and capital leases	(748,987)	(309,667)
Redemption of convertible debt	—	(34,843)
Premium on redemption of convertible debt	—	(1,195)
Payment of debt fees and other	(226)	—
Proceeds from exercise of stock options	971	1,876

Net cash provided by financing activities	229,558	14,171

Net increase in cash and cash equivalents	3,491	5,280
Cash and cash equivalents, beginning of period	4,193	2,369

Cash and cash equivalents, end of period	$7,684	$7,649

Supplemental disclosures of cash flow information:
Interest paid	$6,144	$9,490
Income taxes paid	$7,540	$5,692

Non-cash financing activities:
Conversion of convertible debt into common stock	$—	$114,657

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

The Company entered into certain business combinations in the six months ended October 29, 2005 and October 23, 2004, which were paid for using cash. The fair values of the assets and liabilities of the acquired companies at the date of acquisition are presented as follows:

	For the Six Months Ended
	October 29, 2005	October 23, 2004
Accounts receivable	$24,722	$1,339
Inventories	21,026	2,228
Prepaid expenses and other current assets	3,804	1,180
Property, plant and equipment	4,091	257
Other assets	119	132
Goodwill	124,843	6,290
Intangible assets	108,470	10,162
Capital lease obligations - current	(25)	(3)
Accounts payable	(6,903)	(1,802)
Accrued liabilities	(9,547)	(709)
Capital lease obligations - long-term	(85)	—
Other liabilities	(190)	—

Net assets acquired	$270,325	$19,074

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

NOTE 2 – MERGER TRANSACTION

On May 31, 2005, the Company announced that it had entered into an Agreement and Plan of Merger, as amended, dated as of May 31, 2005 (the “Merger Agreement”), with LBW Holdings, Inc. and LBW Acquisition, Inc. On October 25, 2005, a Termination and Release was entered into by and among the Company, LBW Holdings, Inc. and LBW Acquisition, Inc. pursuant to which the Merger Agreement was terminated by mutual agreement and the parties released each other from certain claims. No termination fees were payable by the Company or by LBW Holdings, Inc., and each party will bear its own merger-related expenses.

During the three and six months ended October 29, 2005, the Company incurred $2,466 and $5,202, respectively, of merger-related expenses consisting of accounting, legal and other transaction-related costs, including costs related to financial and legal advisors to the special committee of our Board of Directors. These costs have been included in the statements of operations for the three and six months ended October 29, 2005.

Following the Company’s announcement of the Merger Agreement on May 31, 2005, the Company was named as a defendant in three putative shareholder class actions. The complaints allege that the Company and its directors breached fiduciary duties to the Company’s shareholders by negotiating and agreeing to the transaction at a price that the plaintiffs claim to be inadequate. Among other things, the plaintiffs seek damages and other monetary relief. The Company does not believe that the actions are meritorious and intends to vigorously contest them.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 4 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes	in shareholders’ equity during the six months ended October 29, 2005 were as follows:

Shareholders’ equity balance at April 30, 2005	$544,545
Net income	55,164
Issuance of common stock in conjunction with stock option exercises	971
Tax benefit on option exercises	312
Foreign currency translation adjustment	3,433

Shareholders’ equity balance at October 29, 2005	$604,425

Comprehensive income for the periods presented in the consolidated statements of operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	October 29, 2005	October 23, 2004	October 29, 2005	October 23, 2004
Net income	$20,568	$30,559	$55,164	$62,559
Foreign currency translation adjustment	2,170	2,717	3,433	4,066

Total comprehensive income	$22,738	$33,276	$58,597	$66,625

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 5 – EARNINGS PER SHARE AND EMPLOYEE STOCK PLANS

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended October 29, 2005:
Basic EPS	$20,568	22,881	$0.90

Effect of dilutive stock options	—	947
Effect of convertible debt	—	347

Diluted EPS	$20,568	24,175	$0.85

Three months ended October 23, 2004:
Basic EPS	$30,559	21,734	$1.41

Effect of dilutive stock options	—	815
Effect of convertible debt	422	1,374

Diluted EPS	$30,981	23,923	$1.30

Six months ended October 29, 2005:
Basic EPS	$55,164	22,869	$2.41

Effect of dilutive stock options	—	946
Effect of convertible debt	—	320

Diluted EPS	$55,164	24,135	$2.29

Six months ended October 23, 2004:
Basic EPS	$62,559	20,409	$3.07

Effect of dilutive stock options	—	806
Effect of convertible debt	1,891	3,002

Diluted EPS	$64,450	24,217	$2.66

The Company had additional stock options outstanding during the three and six months ended October 23, 2004 of 45, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive. The effect of convertible debt on the Company’s diluted EPS for the three and six months ended October 29, 2005 relates to the Company’s $133,000, 3.75% convertible subordinated notes as the average price of the Company’s common stock on The Nasdaq National Market exceeded the initial conversion price of $40.00 per share during the periods presented. The effect of convertible debt on the Company’s diluted EPS for the three and six months ended October 23, 2004 relates to the Company’s 6% convertible subordinated notes due in full on August 1, 2008, which were redeemed and/or converted during August 2004.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	October 29, 2005	October 23, 2004	October 29, 2005	October 23, 2004
Net income, as reported	$20,568	$30,559	$55,164	$62,559
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(842)	(734)	(1,547)	(1,493)

Pro forma net income	$19,726	$29,825	$53,617	$61,066

EPS:
As reported:
Basic	$0.90	$1.41	$2.41	$3.07
Diluted	$0.85	$1.30	$2.29	$2.66

Pro forma:
Basic	$0.86	$1.37	$2.34	$2.99
Diluted	$0.82	$1.26	$2.22	$2.60

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
	October 29, 2005	October 23, 2004	October 29, 2005	October 23, 2004
Expected life of option	N/A	5.5 years	5.5 years	5.5 years
Risk free interest rate	N/A	3.57%	3.85%	4.02%
Expected volatility of stock	N/A	48.53%	46.55%	49.06%

The weighted-average fair value of options granted was $16.81 during the three months ended October 23, 2004, and was $18.44 and $17.56 during the six months ended October 29, 2005 and October 23, 2004, respectively. No options were granted during the three months ended October 29, 2005.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, excluding goodwill:

October 29, 2005	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (11 to 17 years)	$70,202	$(8,313)	$61,889
Publishing rights (10 years)	33,200	(553)	32,647
Non-compete agreements (1 to 10 years)	6,985	(3,339)	3,646
Copyrighted materials (23 years)	7,100	(360)	6,740
Tradenames and trademarks (2 to 30 years)	3,773	(405)	3,368
Order backlog and other (less than 1 to 10 years)	1,113	(298)	815

Total amortizable intangible assets	122,373	(13,268)	109,105
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	46,292	—	46,292

Total non-amortizable intangible assets	58,992	—	58,992

Total intangible assets	$181,365	$(13,268)	$168,097

April 30, 2005	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$39,102	$(6,679)	$32,423
Non-compete agreements	6,985	(2,908)	4,077
Copyrighted materials	7,100	(206)	6,894
Tradenames and trademarks	3,773	(282)	3,491
Order backlog and other	1,113	(234)	879

Total amortizable intangible assets	58,073	(10,309)	47,764
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$72,895	$(10,309)	$62,586

October 23, 2004	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships	$39,002	$(5,483)	$33,519
Non-compete agreements	7,105	(2,478)	4,627
Copyrighted materials	6,500	(47)	6,453
Tradenames and trademarks	3,673	(159)	3,514
Other	726	(199)	527

Total amortizable intangible assets	57,006	(8,366)	48,640
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$71,828	$(8,366)	$63,462

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Intangible amortization expense for the three months ended October 29, 2005 and October 23, 2004 was $1,924 and $1,062, respectively, and $2,959 and $1,939 for the six months ended October 29, 2005 and October 23, 2004, respectively.

Estimated intangible amortization expense for the remainder of fiscal 2006 and each of the five succeeding fiscal years is estimated to be:

Fiscal 2006 (six months remaining)	$4,676
Fiscal 2007	9,244
Fiscal 2008	9,088
Fiscal 2009	8,967
Fiscal 2010	8,961
Fiscal 2011	8,961

The following information presents changes to goodwill during the period beginning October 24, 2004 through October 29, 2005:

Segment	Balance at October 23, 2004	Acquisitions	Adjustments	Balance at April 30, 2005	Acquisitions	Adjustments	Balance at October 29, 2005
Specialty	$307,561	$—	$6,809	$314,370	$124,843	$2,904	$442,117
Essentials	165,143	—	—	165,143	—	—	$165,143

Total	$472,704	$—	$6,809	$479,513	$124,843	$2,904	$607,260

The Specialty segment adjustments during the period October 24, 2004 to April 30, 2005 of $6,809 are comprised of $7,656 related to final purchase accounting adjustments for Children’s Publishing and $26 related to final purchase accounting adjustments for Califone, offset by reductions of $587 related to foreign currency translation and $286 related to purchase accounting adjustments for the Guidance Channel. The Specialty segment adjustments during the six months ended October 29, 2005 of $2,904 are comprised of $2,888 related to foreign currency translation and $16 related to final purchase accounting adjustments.

NOTE 7 – BUSINESS COMBINATIONS

On August 31, 2005, the Company acquired all of the membership interests of Delta Education, LLC (“Delta”) from Wicks Learning Group, LLC, an affiliate of the Wicks Group of Companies L.L.C., a New York-based private equity firm, for an aggregate purchase price, net of cash acquired, of $270,325. This transaction was funded in cash through borrowings under the Company’s credit facility as well as through a $100,000 term loan facility. The business operates from Nashua, New Hampshire and is the exclusive publisher of inquiry based hands-on science curriculum for the elementary school market developed by the University of California, Berkeley. Its products include comprehensive science kits, books, instructional materials and education software. As part of the transaction, the Company also acquired Delta’s Educators Publishing Service division, a supplemental publisher of reading titles for grades K-8. The Delta business complements the Company’s Frey Scientific brand, and the Educators Publishing Service division enhances the offerings of the School Specialty Publishing division. The preliminary purchase price allocation resulted in goodwill of $124,843, which is deductible for tax purposes. The results of this acquisition have been included in the Specialty segment since the date of acquisition.

The Company has engaged a third party to assist the Company in the valuation of Delta’s intangible assets which was preliminary as of the balance sheet date and is expected to be finalized during the third quarter of fiscal 2006. Details of Delta’s preliminary acquired intangible assets, which are deductible for tax purposes, are as follows:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Acquired Intangibles	Allocated Value	Amortizable Life
Amortizable intangibles:
Customer relationships	$31,100	15 years
Publishing rights	33,200	10 years

Total	64,300
Non-amortizable intangibles:
Tradenames and trademarks	44,170	N/A

Total acquired intangibles	$108,470

On September 1, 2004, the Company acquired certain assets of The Guidance Channel, Inc. and its subsidiaries or related companies (“Guidance Channel”), for an aggregate purchase price of $18,769. This transaction was funded in cash through borrowings under the Company’s credit facility. The business, an educational publishing and media company, operates from Plainview, New York. The acquisition creates synergies with the Company’s existing media business (primarily Teacher’s Media Company and Sunburst Visual Media brands). The purchase price allocation resulted in goodwill of $6,020, which is deductible for tax purposes. The results of this acquisition have been included in the Specialty segment results since the date of acquisition.

The Company engaged a third party to assist the Company in the valuation of the Guidance Channel’s intangible assets. Details of the Guidance Channel’s acquired intangible assets, which are deductible for tax purposes, are as follows:

Acquired Intangibles	Allocated Value	Amortizable Life
Copyrighted materials	$7,100	23 years
Customer relationships	2,000	11 years
Tradenames and trademarks	1,400	23 years
Non-compete agreements	54	1 to 2 years

Total acquired intangibles	$10,554

The following information presents the unaudited pro forma results of operations of the Company for the three and six months ended October 29, 2005 and October 23, 2004, and includes the Company’s consolidated results of operations and the results of the companies acquired during fiscal 2006 and fiscal 2005 as if all such acquisitions had been made at the beginning of fiscal 2005. The results presented below include certain pro forma adjustments to reflect the amortization of certain amortizable intangible assets, adjustments to interest expense, and the inclusion of an income tax provision on all earnings.

	Three Months Ended		Six Months Ended
	October 29, 2005	October 23, 2004	October 29, 2005	October 23, 2004
Revenues	$361,556	$391,071	$757,902	$763,664
Net income	23,050	31,880	63,293	67,263

Net income per share:
Basic	$1.01	$1.47	$2.77	$3.30
Diluted	$0.95	$1.35	$2.62	$2.86

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The pro forma results of operations have been prepared using unaudited historical results of acquired companies. These unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 2005 or the results that may occur in the future.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 29, 2005	April 30, 2005	October 23, 2004
Land	$502	$502	$502
Projects in progress	2,170	4,490	3,895
Buildings and leasehold improvements	15,787	13,393	12,266
Capital leases	17,015	16,914	16,914
Furniture, fixtures and other	65,167	56,988	53,403
Machinery and warehouse equipment	40,322	38,071	30,884

Total property, plant and equipment	140,963	130,358	117,864
Less: Accumulated depreciation	(65,580)	(57,094)	(54,931)

Net property, plant and equipment	$75,383	$73,264	$62,933

Depreciation expense for the three months ended October 29, 2005 and October 23, 2004 was $3,902 and $3,361, respectively, and $8,068 and $6,817 for the six months ended October 29, 2005 and October 23, 2004, respectively.

NOTE 9 – SEGMENT INFORMATION

The Company’s business activities are organized around two principal business segments, Specialty and Essentials, and operate principally in the United States, with limited Specialty segment operations in Canada. Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. Products supplied within the Specialty segment primarily target specific educational disciplines, such as art, industrial arts, physical education, sciences and early childhood. This segment also supplies student academic planners, videos, DVDs, published educational materials and sound presentation equipment. Products supplied within the Essentials segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Intercompany eliminations represent intercompany sales between our Specialty and Essentials segments, and the resulting profit recognized on such intercompany sales. All intercompany transactions have been eliminated.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table presents segment information:

	Three Months Ended		Six Months Ended
	October 29, 2005	October 23, 2004	October 29, 2005	October 23, 2004
Revenues:
Specialty	$187,780	$184,724	$377,523	$364,895
Essentials	160,318	180,986	334,860	343,842
Corporate	173	—	332	—
Intercompany eliminations	(3,906)	(4,252)	(10,313)	(9,520)

Total	$344,365	$361,458	$702,402	$699,217

Operating income and income before taxes:
Specialty	$33,116	$40,254	$76,485	$81,790
Essentials	21,877	22,439	49,562	44,009
Corporate	(15,452)	(6,935)	(26,507)	(11,843)
Intercompany eliminations	178	(340)	(268)	(1,421)

Operating income	39,719	55,418	99,272	112,535
Interest expense and other	6,275	5,847	9,574	10,917

Income before taxes	$33,444	$49,571	$89,698	$101,618

Identifiable assets (at quarter end):
Specialty			$749,252	$494,134
Essentials			206,415	220,061

Total			955,667	714,195
Corporate assets			249,224	233,137

Total			$1,204,891	$947,332

Depreciation and amortization of intangible assets and development costs:
Specialty	$4,875	$3,598	$8,852	$6,800
Essentials	698	836	1,408	1,712

Total	5,573	4,434	10,260	8,512
Corporate	1,366	1,089	3,037	2,176

Total	$6,939	$5,523	$13,297	$10,688

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Specialty	$3,196	$2,211	$6,507	$3,677
Essentials	35	—	67	174

Total	3,231	2,211	6,574	3,851
Corporate	1,231	1,763	4,436	3,844

Total	$4,462	$3,974	$11,010	$7,695

NOTE 10 – TERM LOAN AND CONVERTIBLE DEBT

In conjunction with the Delta acquisition, the Company entered into a $100,000 Term Loan Credit Agreement (“Term Loan”) on August 31, 2005 with Bank of America, N.A., and future eligible assignees as provided for within the Term Loan. The Term Loan matures on April 12, 2006, and interest accrues at a rate of, at the Company’s option, either a Eurodollar base rate plus an applicable margin of 2.25% or the lender’s base rate plus an applicable margin of 1.00%. The Term Loan is secured by substantially all of the assets of the Company and contains certain financial covenants. The Company was in compliance with these covenants at October 29, 2005. The Term Loan also contains mandatory prepayment provisions based upon certain asset dispositions, debt issuances or equity issuances. The effective interest rate under the Term Loan for the period August 31, 2005 to October 29, 2005 was 6.57%. Debt issuance fees of $225 were incurred in conjunction with the Term Loan borrowings.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company’s $133,000, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of October 29, 2005.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”)

Overview

School Specialty is an education company that provides innovative and proprietary products, programs, and services to help educators engage and inspire students of all ages and abilities. Through each of their leading brands, School Specialty designs, develops, and provides preK-12 educators with the latest and very best curriculum, supplemental learning resources, and classroom basics. Working in collaboration with educators, School Specialty reaches beyond the scope of textbooks to help teachers, guidance counselors, and school administrators ensure that every student reaches his or her full potential.

In August 2005, we completed the acquisition of Delta Education for a purchase price of $270.3 million. Delta Education is the leading hands-on science publisher in the elementary school market and develops scientifically validated learning materials designed to be effective with students of differing learning styles and differing aptitudes. Delta is the exclusive publisher of Full-Option Science System (“Foss®”), the market leading alternative science education program. Delta’s secondary science offering includes innovative core curricula for grades 6-12, integrating textbooks, lab equipment and teacher support materials as well as supplementary laboratory exercises and educational software. Through Educators Publishing Service (“EPS”), Delta’s publishing division, Delta produces materials for reading instruction that are focused on phonics, comprehension, vocabulary development and fluency for grades K-8. EPS offers an extensive list of proprietary reading programs based on the multi-sensory techniques originally developed to teach dyslexic children. These methods have proven effective with students of all abilities and are now widely accepted by educators. The Delta business complements our Frey Scientific brand, while the EPS division enhances the offerings of our School Specialty Publishing division.

During the first six months of fiscal 2006, revenues remained relatively consistent with the prior year, resulting in a 0.5 percent increase over the first six months of fiscal 2005. While the state funding environment continues to show signs of improvement, we believe certain funding increases have been allocated to other school operating needs, such as higher fuel and health care costs. Despite the relatively consistent revenue base, gross profit increased $12.0 million, driven by a 150 basis point improvement in gross margin. This improvement in gross margin was related to an increased proportion of high margin proprietary products in our product mix as well as product pricing improvements achieved throughout the Company. Selling, general and administrative (“SG&A”) expenses increased 270 basis points as a percent of revenues in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005, primarily reflecting a higher cost structure for Delta in the off season, costs incurred in conjunction with the integration of Delta including closure of our Southaven distribution center, excess costs incurred in the start-up of our new Lancaster distribution center and an increase in administrative and information systems costs. During the first six months of fiscal 2006, we incurred $5.2 million of costs related to the terminated merger of the Company. As a result of the increased SG&A expenditures and costs related to the terminated merger, operating income decreased 11.8 percent and net income decreased 11.8 percent in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005.

Merger Transaction

On May 31, 2005, the Company announced that we had entered into an Agreement and Plan of Merger, dated as of May 31, 2005, with LBW Holdings, Inc. and LBW Acquisition, Inc. On October 25, 2005, a Termination and Release was entered into by the parties pursuant to which the Agreement and Plan of Merger was terminated by mutual agreement and the parties released each other from certain claims. No termination fees were payable by the parties, and each party will bear its own merger-related expenses. During the first six months of fiscal 2006, we incurred $5.2 million of merger-related expenses.

Results of Operations

The following table sets forth various items as a percentage of revenues for the three and six months ended October 29, 2005 and October 23, 2004:

	Three Months Ended		Six Months Ended
	October 29, 2005	October 23, 2004	October 29, 2005	October 23, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	57.5	59.6	56.8	58.3

Gross profit	42.5	40.4	43.2	41.7
Selling, general and administrative expenses	30.3	25.1	28.3	25.6
Merger-related expenses	0.7	—	0.8	—

Operating income	11.5	15.3	14.1	16.1
Interest expense, net	1.5	0.9	1.1	1.2
Other expense	0.3	0.2	0.2	0.1
Redemption costs and fees for convertible debt redemption	—	0.5	—	0.3

Income before provision for income taxes	9.7	13.7	12.8	14.5
Provision for income taxes	3.7	5.2	4.9	5.6

Net income	6.0%	8.5%	7.9%	8.9%

Three Months Ended October 29, 2005 Compared to Three Months Ended October 23, 2004

Revenues

Revenues decreased 4.7% from $361.5 million for the three months ended October 23, 2004 to $344.4 million for the three months ended October 29, 2005. The decline in revenues primarily relates to a decline of 10.2% in revenue attributable to existing businesses, partially offset by acquired revenue in the Specialty segment. Specialty segment revenues increased 1.7% from $184.7 million for the three months ended October 23, 2004 (which includes $4.2 million of intersegment revenues) to $187.8 million for the three months ended October 29, 2005 (which includes $3.9 million of intersegment revenues). The growth in Specialty segment revenues was primarily related to the fiscal 2006 acquisition of Delta, partially offset by decreases in revenues attributable to existing businesses. Such decline primarily relates to the timing effect of starting our fiscal 2006 second quarter one week later following a 53-week fiscal year in fiscal 2005, as well as softness in orders in conjunction with the reallocation of preK-12 funding to address other school operating needs. Essentials segment revenues, which are comprised solely of third-party revenues, decreased 11.4% from $181.0 million for the three months ended October 23, 2004 to $160.3 million for the three months ended October 29, 2005. The decline in Essentials segment revenues was primarily related to the timing effect of starting our fiscal 2006 second quarter one week later as well as softness in orders which we believe is related to the reallocation of preK-12 funding to address other school operating needs.

Gross Profit

Gross profit increased 0.1% from $146.2 million for the three months ended October 23, 2004 to $146.4 million for the three months ended October 29, 2005. The increase in gross profit was due to improved gross margins primarily related to an increased proportion of high margin proprietary products in our product mix as well as product pricing improvements achieved throughout the Company. Gross margin improved 210 basis points from 40.4% for the three months ended October 23, 2004 to 42.5% for the three months ended October 29, 2005. The increase in gross margin was primarily related to a 110 basis point improvement in gross margin in the Specialty segment and a 130 basis point improvement in gross margin in the Essentials segment. Specialty segment gross profit increased $3.6 million from $92.6 million for the three months ended October 23, 2004 to $96.2 million for the three months ended October 29, 2005 and gross margin increased from 50.1% to 51.2% over this same period. The increase in gross margin was mainly related to an increased proportion of higher margin products in the product mix, primarily driven by the acquisition of Delta during the second quarter of fiscal 2006. Essentials segment gross profit decreased $4.0 million from $53.9 million for the three months ended October 23, 2004 to $49.9 million for the three months ended October 29, 2005. The decrease in gross profit, which was primarily driven by the decline in revenues, was partially offset by an improvement in gross margin from 29.8% to 31.1% over this same period. The increase in gross margin was primarily driven by pricing improvements achieved throughout the product mix.

Selling, General and Administrative Expenses

SG&A includes selling expenses, the most significant of which are sales wages and commissions; operations expenses, which includes customer service, warehouse and out-bound freight costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; and depreciation and intangible asset amortization expense.

SG&A increased 520 basis points, as a percent of revenues, from $90.8 million or 25.1% of revenues for the three months ended October 23, 2004 to $104.2 million or 30.3% of revenues for the three months ended October 29, 2005. The increase in SG&A primarily resulted from the inclusion of SG&A expenses related to the fiscal 2006 Delta acquisition, costs incurred in conjunction with the integration of Delta including closure of our Southaven distribution center, excess costs incurred in the start-up of our new Lancaster distribution center and an increase in administrative and information systems costs.

Specialty segment SG&A increased $10.6 million from $52.4 million for the three months ended October 23, 2004 to $63.0 million for the three months ended October 29, 2005, and increased 530 basis points as a percent of revenues from 28.3% to 33.6% over this same period. The increase in SG&A and SG&A as a percent of revenues was primarily due the inclusion of SG&A expenses related to the fiscal 2006 Delta acquisition as well as $1.9 million of costs incurred in the start-up of our new Lancaster distribution center during the second quarter of fiscal 2006. Essentials segment SG&A decreased $3.5 million from $31.5 million for the three months ended October 23, 2004 to $28.0 million for the three months ended October 29, 2005, and remained relatively consistent as a percent of revenues from 17.4% for the three months ended October 23, 2004 to 17.5% for the three months ended October 29, 2005. The decrease in SG&A was primarily due to a $2.0 million decrease in selling expenses consistent with the decrease in revenues, as well as a $1.1 million decrease in operations expense driven by the decrease in revenues as well as operational and supply chain efficiencies achieved during the second quarter of fiscal 2006. Corporate SG&A, which increased $6.2 million, includes $4.3 million of costs incurred in conjunction with the closure of our Southaven distribution center, an increase in administrative and information systems costs, as well as an increase in Company-wide marketing and merchandising initiatives.

Costs Related to the Terminated Merger of School Specialty, Inc.

During the three months ended October 29, 2005, the Company incurred $2.5 million of merger-related expenses consisting of accounting, legal and other transaction-related costs.

Interest Expense

Net interest expense increased $1.8 million from $3.4 million for the three months ended October 23, 2004 to $5.2 million for the three months ended October 29, 2005. The increase in interest expense was primarily due to an increase in average debt outstanding, including $270.3 million of borrowings during the second quarter of fiscal 2006 to finance the Delta acquisition, as well as an increase in the effective interest rate on outstanding borrowings.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $1.1 million in fiscal 2006’s second quarter, compared to $0.6 million in fiscal 2005’s second quarter. The $0.5 million increase is primarily related to an increase in the effective discount rate on the accounts receivable securitization.

Provision for Income Taxes

Provision for income taxes decreased $6.1 million due to lower pre-tax income. The effective income tax rate remained relatively consistent at 38.5% for the three months ended October 29, 2005 and 38.4% for the three months ended October 23, 2004. The effective income tax rate of 38.5% exceeds the federal statutory rate of 35% primarily due to the impact of state income taxes.

Six Months Ended October 29, 2005 Compared to Six Months Ended October 23, 2004

Revenues

Revenues increased 0.5% from $699.2 million for the six months ended October 23, 2004 to $702.4 million for the six months ended October 29, 2005. The relatively consistent revenues were comprised of acquired revenues in the Specialty segment, partially offset by a decline in revenues attributable to existing business in both the Specialty and Essentials segments. Specialty segment revenues increased 3.5% from $364.9 million (which includes $9.4 million of intersegment revenues) to $377.5 million (which includes $10.3 million of intersegment revenues). The growth in Specialty segment revenues was primarily related to the Delta acquisition, partially offset by a modest decrease in revenues attributable to existing businesses. Essentials segment revenues decreased 2.6% from $343.8 million (which includes $0.1 million of intersegment revenues) to $334.9 million (which is comprised solely of third-party revenues). We believe the decline in Essentials segment revenues was primarily related to the softness in orders experienced in conjunction with the reallocation of preK-12 funding to address other school operating needs as well as a management decision not to participate in certain low-margin business.

Gross Profit

Gross profit increased 4.1% from $291.6 million to $303.6 million. The increase in gross profit was due to improved gross margins related to an increased product mix of high margin proprietary products as well as Company-wide product pricing improvements. Gross margin improved 150 basis points from 41.7% to 43.2%, comprised of a 30 basis point improvement in gross margin in the Specialty segment and a 170 basis point improvement in gross margin in the Essentials segment. Specialty segment gross profit increased $7.8 million from $185.3 million to $193.1 million and gross margin increased from 50.8% to 51.1%. The increase in gross margin was primarily driven by an increased proportion of higher margin products in the product mix. Essentials segment gross profit increased $2.7 million from $107.7 million to $110.4 million and gross margin increased from 31.3% to 33.0%. The increase in gross margin was primarily driven by pricing improvements.

Selling, General and Administrative Expenses

SG&A increased 270 basis points, as a percent of revenues, from $179.1 million or 25.6% of revenues to $199.1 million or 28.3% of revenues for the six months ended October 29, 2005. The increase in SG&A primarily resulted from the inclusion of SG&A expenses related to the fiscal 2006 Delta acquisition, costs incurred in conjunction with the integration of Delta including closure of our Southaven distribution center, excess costs incurred in the start-up of our new Lancaster distribution center, and an increase in administrative and information systems costs.

Specialty segment SG&A increased $13.1 million from $103.5 million to $116.6 million, and increased 250 basis points as a percent of revenues from 28.4% to 30.9%. The increase in SG&A and SG&A as a percent of revenues was primarily due the inclusion of SG&A expenses related to the Delta acquisition as well as $4.3 million of costs incurred in the start-up of our new Lancaster distribution center during the period. Essentials segment SG&A decreased $2.9 million from $63.7 million to $60.8 million, and remained relatively consistent as a percent of revenues from 18.5% to 18.2%. The decrease in SG&A was primarily due to a $1.5 million decrease in selling expenses consistent with the decrease in revenues, as well as a $1.3 million decrease in operations expense driven by the decrease in revenues and operational and supply chain efficiencies achieved in fiscal 2006. Corporate SG&A, which increased $9.8 million, includes $4.3 million of costs incurred in conjunction with the closure of our Southaven distribution center, an increase in administrative and information systems costs, as well as an increase in Company-wide marketing and merchandising initiatives.

Costs Related to the Terminated Merger of School Specialty, Inc.

During the six months ended October 29, 2005, the Company incurred $5.2 million of merger-related expenses consisting of accounting, legal and other transaction-related costs.

Interest Expense

Net interest expense decreased $0.5 million from $8.2 million to $7.7 million. The decrease in interest expense was primarily due to a decrease in average debt outstanding over the six months, comprised of the conversion of $114.7 million in convertible notes to common stock in August 2004, partially offset by additional borrowings incurred in the second quarter of fiscal 2006 to finance the Delta acquisition.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $1.8 million in fiscal 2006, compared to $0.9 million in fiscal 2005. The $0.9 million increase is primarily related to an increase in the effective discount rate on the accounts receivable securitization.

Provision for Income Taxes

Provision for income taxes decreased $4.5 million due to lower pre-tax income. The effective income tax rate remained relatively consistent at 38.5% for the six months ended October 29, 2005 and 38.4% for the six months ended October 23, 2004. The effective income tax rate of 38.5% exceeds the federal statutory rate of 35% primarily due to the impact of state income taxes.

Liquidity and Capital Resources

At October 29, 2005, we had a working capital deficit of $60.1 million. The deficit is primarily related to short-term borrowings of $270.3 million incurred to fund the Delta acquisition during the second quarter. Certain short-term borrowings are expected to be refinanced in the third quarter of fiscal 2006, and we anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations. Our capitalization at October 29, 2005 was $1.0 billion and consisted of total debt of $424.6 million and shareholders’ equity of $604.4 million.

On August 31, 2005, the Company entered into a $100 million term loan, with the proceeds used to fund a portion of the Delta acquisition. The term loan matures on April 12, 2006, is secured by substantially all of the assets of the Company and contains certain financial covenants. As of October 29, 2005, our effective interest rate on the term loan borrowing was 6.57%. Debt issuance fees of $0.2 million were incurred related to this term loan, of which $0.1 million were amortized during the second quarter of fiscal 2006.

Our existing revolving credit facility matures on April 11, 2006 and provides for $250.0 million of availability. The amount outstanding as of October 29, 2005 under the credit facility was $174.5 million. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. As of October 29, 2005, our effective interest rate on borrowings under our credit facility was approximately 5.85%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During the six months ended October 29, 2005, we paid commitment fees on unborrowed funds under the credit facility of 32.5 basis points and amortized loan origination fee costs of $0.3 million related to the credit facility.

Net cash provided by operating activities improved $37.5 million from $17.7 million for the six months ended October 23, 2004 to $55.2 million for the six months ended October 29, 2005. The improvement in operating cash flows is primarily related to a focused effort to reduce working capital accounts, including the seasonal working capital acquired from Delta due to the timing of this acquisition. The reduction in working capital accounts occurred substantially within inventory and accounts receivable, which accounted for $50.1 million of the increase in operating cash flows. In addition, the improvement in operating cash flows is partially related to the timing effect of starting our fiscal 2006 one week later in the season following a 53-week year in fiscal 2005, as certain expenditures for rent and payroll were paid in the last week of fiscal 2005 as opposed to the first week of fiscal 2006. Offsetting these increases in operating cash flows was an $18.0 million decrease related to a reduction in accounts payable due to a decreased level of purchases which accompanied the inventory reduction efforts during fiscal 2006.

Net cash used in investing activities was $281.3 million for the six months ended October 29, 2005 as compared with $26.6 million for the six months ended October 23, 2004. Cash paid in acquisitions of $270.3 million in fiscal 2006 related entirely to the Delta acquisition. Cash paid in acquisitions of $19.1 million in fiscal 2005 related to the Guidance Channel acquisition. Additions to property, plant and equipment and development costs increased $2.0 million, which is primarily comprised of computer hardware and software and incremental costs incurred in the development of new products. Investment in intangible and other assets increased $1.3 million related to investments in education programs.

Net cash provided by financing activities was $229.6 million for the six months ended October 29, 2005 as compared with $14.2 million for the six months ended October 23, 2004. Net cash provided by financing activities was used to fund investing activities, including the acquisition of Delta during fiscal 2006.

Off Balance Sheet Arrangements

We currently have a $100 million accounts receivable securitization facility. The facility was amended during November 2005 to extend the expiration to January 15, 2006 and may be extended further with the financial institution’s consent. At October 29, 2005, $50.0 million was advanced under the receivable securitization facility and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the six months ended October 29, 2005 were $1.7 million and are included in other expenses in our consolidated statement of operations.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At October 29, 2005, we had a working capital deficit of $60.1 million. The deficit is primarily related to short-term borrowings of $270.3 million incurred to fund the Delta acquisition during the second quarter. Certain short-term borrowings are expected to be refinanced in the third quarter of fiscal 2006, and we anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations.

The Company’s $133,000, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. No notes have been converted into cash or shares of common stock as of October 29, 2005.

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

PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	We held a Special Meeting of Shareholders on August 23, 2005, which was adjourned and reconvened on September 12, 2005.

(b)	Not applicable.

(c)	The Special Meeting of Shareholders was held to:

(1)	Approve the Agreement and Plan of Merger, dated as of May 31, 2005, by and among LBW Holdings, Inc., LBW Acquisition, Inc. and School Specialty, Inc.; and

(2)	Approve the adjournment of the Special Meeting of Shareholders if necessary or appropriate to permit further solicitation of proxies.

The results of these proposals, which were voted upon at the Special Meeting of Shareholders, are as follows:

(1) Approval of Agreement and Plan of Merger

For	Against	Abstain
20,080,703	298,938	94,725

(2) Approval of adjournment of Special Meeting

For	Against	Abstain
16,820,673	3,107,236	643,679

As previously disclosed, the Agreement and Plan of Merger was subsequently terminated on October 25, 2005.

(d)	Not applicable.

ITEM 5. Other Information

2005 Annual Meeting of Shareholders

The Company’s 2005 Annual Meeting of Shareholders will be held at the Company’s headquarters in Greenville, Wisconsin on Wednesday, February 22, 2006 at 8:30 a.m. In accordance with the Company’s By-laws, nominations, other than by or at the direction of the Board of Directors, of candidates for election as directors at the 2005 Annual Meeting of Shareholders must be submitted to the Company no later than December 19, 2005. Any other shareholder proposed business to be brought before the 2005 Annual Meeting of Shareholders must be submitted to the Company no later than December 19, 2005. Shareholder proposed nominations and other shareholder proposed business must be made in accordance with the Company’s By-Laws which provide, among other things, that shareholder proposed nominations must be accompanied by certain information concerning the nominee and the shareholder submitting the nomination, and that shareholder proposed business must be accompanied by certain information concerning the proposal and the shareholder submitting the proposal. To be considered for inclusion in the proxy statement solicited by the Board of Director, shareholder proposals for consideration at the 2005 Annual Meeting of Shareholders of School Specialty must be received by the Company at the Company’s principal executive offices, W6316 Design Drive, Greenville, Wisconsin, 54942 on or before December 19, 2005. Proposals should be directed to Ms. Karen A. Riching, Assistant Secretary. To avoid disputes as to the date of receipt, it is suggested that any shareholder proposal be submitted by certified mail, return receipt requested.

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

12/08/05	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
President and Chief Executive Officer
(Principal Executive Officer)

12/08/05	/s/ Mary M. Kabacinski
Date	Mary M. Kabacinski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Acquisition Agreement dated as of August 19, 2005 between Wicks Learning Group, LLC and School Specialty, Inc. incorporated by reference to Exhibit 10.1 to School Specialty’s Current Report on Form 8-K filed with the SEC on August 22, 2005.

3.1	Amended Bylaws of School Specialty, Inc.

4.1	Amended & Restated Pledge Agreement dated as of August 31, 2005 given by School Specialty, Inc. and the other grantors named therein to Bank of America, N.A. as Collateral Agent incorporated by reference to Exhibit 4.2 to School Specialty’s Current Report on Form 8-K filed with the SEC on August 22, 2005.

4.2	Amended & Restated Security Agreement dated as of August 31, 2005 given by School Specialty, Inc. and the other grantors named therein to Bank of America, N.A. as Collateral Agent incorporated by reference to Exhibit 4.3 to School Specialty’s Current Report on Form 8-K filed with the SEC on August 22, 2005.

4.3	Term Loan Agreement dated as of August 31, 2005 given by School Specialty, Inc. and the other grantors named therein to Bank of America, N.A. as Administrative Agent incorporated by reference to Exhibit 4.4 to School Specialty’s Current Report on Form 8-K filed with the SEC on August 22, 2005.

4.4	Intercreditor and Collateral Agency Agreement dated as of August 31, 2005 by and among School Specialty, Inc. for the Secured Parties and Bank of America, N.A. as the Collateral Agent.

4.5	Amendment No. 4 to the Amended and Restated Credit Agreement dated August 31, 2005 incorporated by reference to Exhibit 4.1 to School Specialty’s Current Report on Form 8-K filed with the SEC on August 22, 2005.

4.6	Amendment No. 5 to the Amended and Restated Credit Agreement dated October 25, 2005.

4.7	Amendment No. 11 to the Receivables Purchase Agreement dated November 15, 2005.

10.1	Back-Up Indemnification Agreement, dated as of August 19, 2005, among Wicks Communications & Media Partners, L.P., Wicks Parallel (Limited) Partnership, L.P., Gary Facente 2005 Irrevocable Trust, David Cruise, Steven Korte and School Specialty, Inc., incorporated by reference to School Specialty’s Current Report on Form 8-K filed with the SEC on August 22, 2005.

10.2	Consent and Amendment No. 1 to Agreement and Plan of Merger dated as of August 19, 2005 by and among LBW Holdings, Inc., LBW Acquisition, Inc. and School Specialty, Inc. incorporated by reference to School Specialty’s Current Report on Form 8-K filed with the SEC on August 22, 2005.

10.3	Termination and Release, dated October 25, 2005, by and among School Specialty, Inc., LBW Holdings, Inc. and LBW Acquisition, Inc. incorporated by reference to School Specialty’s Current Report on Form 8-K filed with the SEC on October 26, 2005.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer.

Exhibit No.	Description
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.