Form 10-Q
period 2006-01-28
SCHOOL SPECIALTY INC
filed 2006-03-09
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 2006.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 06, 2006
Common Stock, $0.001 par value	22,947,244

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 2006

		Page Number
PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at January 28, 2006, April 30, 2005, and January 22, 2005	1

	Condensed Consolidated Statements of Operations for the Three Months Ended January 28, 2006 and January 22, 2005 and for the Nine Months Ended January 28, 2006 and January 22, 2005	2

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended January 28, 2006 and January 22, 2005	3

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	15

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	22

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 28, 2006	April 30, 2005	January 22, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,518	$4,193	$4,617
Accounts receivable, less allowance for doubtful accounts of $3,697, $4,065 and $4,649, respectively	58,053	60,374	56,419
Inventories	123,028	137,578	127,425
Deferred catalog costs	20,138	18,930	16,767
Prepaid expenses and other current assets	26,177	20,542	22,648
Deferred taxes	8,911	7,853	5,757

Total current assets	237,825	249,470	233,633
Property, plant and equipment, net	75,103	73,264	68,809
Goodwill	608,282	479,513	472,588
Intangible assets, net	166,571	62,586	63,196
Other	24,866	19,772	18,415

Total assets	$1,112,647	$884,605	$856,641

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$560	$45,991	$22,167
Accounts payable	45,406	56,792	43,027
Accrued compensation	13,333	10,034	9,588
Deferred revenue	3,562	4,888	4,661
Accrued income taxes	388	—	16,533
Other accrued liabilities	23,705	17,252	16,747

Total current liabilities	86,954	134,957	112,723
Long-term debt - less current maturities	380,589	149,680	149,848
Deferred taxes	60,269	54,607	42,553
Other liabilities	385	816	460

Total liabilities	528,197	340,060	305,584

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized and 22,941,744, 22,851,225 and 22,755,884 shares issued and outstanding, respectively	23	23	23
Capital paid-in excess of par value	352,239	349,421	346,692
Accumulated other comprehensive income	13,456	9,009	9,899
Retained earnings	218,732	186,092	194,443

Total shareholders’ equity	584,450	544,545	551,057

Total liabilities and shareholders’ equity	$1,112,647	$884,605	$856,641

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	January 28, 2006	January 22, 2005	January 28, 2006	January 22, 2005
Revenues	$132,476	$128,120	$834,878	$827,337
Cost of revenues	79,409	75,955	478,236	483,559

Gross profit	53,067	52,165	356,642	343,778
Selling, general and administrative expenses	82,878	67,581	281,979	246,659
Costs related to terminated merger of School Specialty, Inc	—	—	5,202	—

Operating income (loss)	(29,811)	(15,416)	69,461	97,119

Other (income) expense:
Interest expense	5,536	2,195	13,349	10,434
Interest income	(35)	(36)	(99)	(117)
Other	1,313	648	3,138	1,568
Redemption costs and fees for convertible debt redemption	—	—	—	1,839

Income (loss) before provision for (benefit from) income taxes	(36,625)	(18,223)	53,073	83,395
Provision for (benefit from) income taxes	(14,101)	(7,016)	20,433	32,043

Net income (loss)	$(22,524)	$(11,207)	$32,640	$51,352

Weighted average shares outstanding:
Basic	22,902	22,720	22,880	21,179
Diluted	22,902	22,720	23,893	24,006

Net income (loss) per share:
Basic	$(0.98)	$(0.49)	$1.43	$2.42
Diluted	$(0.98)	$(0.49)	$1.37	$2.22

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended
	January 28, 2006	January 22, 2005
Cash flows from operating activities:
Net income	$32,640	$51,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,211	13,472
Amortization of development costs	3,115	2,791
Amortization of debt fees and other	1,048	1,112
Deferred taxes	4,604	—
Loss on redemption of convertible debt	—	1,839
Loss (gain) on disposal of property, plant and equipment	(57)	52
Net borrowings under accounts receivable securitization facility	2,800	—
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	24,802	(1,527)
Inventories	35,856	15,829
Deferred catalog costs	1,532	(91)
Prepaid expenses and other current assets	(4,190)	(10,245)
Accounts payable	(17,910)	(17,004)
Accrued liabilities	(1,159)	8,722

Net cash provided by operating activities	100,292	66,302

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(271,437)	(19,219)
Additions to property, plant and equipment	(9,789)	(14,722)
Investment in intangible and other assets	(1,376)	—
Investment in development costs	(8,016)	(4,317)
Proceeds from business dispositions	—	193
Proceeds from disposal of property, plant and equipment	227	51

Net cash used in investing activities	(290,391)	(38,014)

Cash flows from financing activities:
Proceeds from bank borrowings	1,417,100	404,100
Repayment of debt and capital leases	(1,231,732)	(397,216)
Redemption of convertible debt	—	(34,843)
Premium on redemption of convertible debt	—	(1,195)
Payment of debt fees and other	(244)	(12)
Proceeds from exercise of stock options	2,300	3,126

Net cash provided by (used in) financing activities	187,424	(26,040)

Net (decrease) increase in cash and cash equivalents	(2,675)	2,248
Cash and cash equivalents, beginning of period	4,193	2,369

Cash and cash equivalents, end of period	$1,518	$4,617

Supplemental disclosures of cash flow information:
Interest paid	$10,555	$10,120
Income taxes paid	$8,784	$11,493

Non-cash financing activities:
Conversion of convertible debt into common stock	$—	$114,657

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

The Company entered into certain business combinations in the nine months ended January 28, 2006 and January 22, 2005, which were paid for using cash. The fair values of the assets and liabilities of the acquired companies at the date of acquisition are presented as follows:

	January 28, 2006	January 22, 2005
Accounts receivable	$24,819	$1,339
Inventories	21,218	2,228
Prepaid expenses and other current assets	3,810	1,180
Property and equipment	3,940	257
Goodwill	124,952	5,953
Intangible assets	109,187	10,829
Other assets	119	132
Capital lease obligations - current	(25)	(3)
Accounts payable	(6,903)	(1,802)
Accrued liabilities	(9,505)	(1,069)
Capital lease obligations - long-term	(85)	—
Deferred taxes	(190)	—

Net assets acquired	$271,337	$19,044

Fiscal 2006 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes a deferred purchase price payment of $100 related to the October 2001 acquisition of Premier Science. Fiscal 2005 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes the payment of $75 to the selling shareholders of Select Agendas and a deferred purchase price payment of $100 related to Premier Science.

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

During the nine months ended January 28, 2006, the Company incurred $5,202 of costs related to the terminated merger transaction consisting of accounting, legal and other transaction-related costs, including costs related to financial and legal advisors to the special committee of our Board of Directors. These costs have been included in the statement of operations for the nine months ended January 28, 2006.

Following the Company’s announcement of the Merger Agreement on May 31, 2005, the Company was named as a defendant in three putative shareholder class actions. The complaints alleged that the Company and its directors breached fiduciary duties to the Company’s shareholders by negotiating and agreeing to the transaction at a price that the plaintiffs claimed to be inadequate. On January 17, 2006, the three putative shareholder class actions were dismissed.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 4 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes	in shareholders’ equity during the nine months ended January 28, 2006 were as follows:

Shareholders’ equity balance at April 30, 2005	$544,545
Net income	32,640
Issuance of common stock in conjunction with stock option exercises	2,300
Tax benefit on option exercises	518
Foreign currency translation adjustment	4,447

Shareholders’ equity balance at January 28, 2006	$584,450

Comprehensive income for the periods presented in the consolidated statements of operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	January 28, 2006	January 22, 2005	January 28, 2006	January 22, 2005
Net income (loss)	$(22,524)	$(11,207)	$32,640	$51,352
Foreign currency translation adjustment	1,014	226	4,447	4,292

Total comprehensive income (loss)	$(21,510)	$(10,981)	$37,087	$55,644

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 5 – EARNINGS PER SHARE AND EMPLOYEE STOCK PLANS

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended January 28, 2006:
Basic and diluted EPS	$(22,524)	22,902	$(0.98)

Three months ended January 22, 2005:
Basic and diluted EPS	$(11,207)	22,720	$(0.49)

Nine months ended January 28, 2006:
Basic EPS	$32,640	22,880	$1.43

Effect of dilutive stock options	—	887
Effect of convertible debt	—	126

Diluted EPS	$32,640	23,893	$1.37

Nine months ended January 22, 2005:
Basic EPS	$51,352	21,179	$2.42

Effect of dilutive stock options	—	826
Effect of convertible debt	1,891	2,001

Diluted EPS	$53,243	24,006	$2.22

The Company had 16 additional stock options outstanding during the nine months ended January 22, 2005 that were not included in the computation of diluted EPS because they were anti-dilutive. The effect of convertible debt on the Company’s diluted EPS for the nine months ended January 28, 2006 relates to the Company’s $133,000, 3.75% convertible subordinated notes as the average price of the Company’s common stock on The Nasdaq National Market exceeded the initial conversion price of $40.00 per share during this period. The effect of convertible debt on the Company’s diluted EPS for the nine months ended January 22, 2005 relates to the Company’s 6% convertible subordinated notes due in full on August 1, 2008, which were redeemed and/or converted during August 2004.

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

	For the Three Months Ended		For the Nine Months Ended
	January 28, 2006	January 22, 2005	January 28, 2006	January 22, 2005
Net income (loss), as reported	$(22,524)	$(11,207)	$32,640	$51,352
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(643)	(747)	(2,167)	(2,240)

Pro forma net income (loss)	$(23,167)	$(11,954)	$30,473	$49,112

EPS:
As reported:
Basic	$(0.98)	$(0.49)	$1.43	$2.42
Diluted	$(0.98)	$(0.49)	$1.37	$2.22

Pro forma:
Basic	$(1.01)	$(0.53)	$1.33	$2.32
Diluted	$(1.01)	$(0.53)	$1.28	$2.12

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	January 28, 2006	January 22, 2005	January 28, 2006	January 22, 2005
Expected life of option	5.5 years	5.5 years	5.5 years	5.5 years
Risk free interest rate	4.44%	3.56%	4.39%	3.91%
Expected volatility of stock	37.62%	48.13%	38.42%	48.85%

The weighted-average fair value of options granted was $15.51 and $18.49 during the three months ended January 28, 2006 and January 22, 2005, respectively, and was $15.77 and $17.71 during the nine months ended January 28, 2006 and January 22, 2005, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, excluding goodwill:

	Gross Value	Accumulated Amortization	Net Book Value
January 28, 2006
Amortizable intangible assets:
Customer relationships (11 to 17 years)	$70,202	$(9,471)	$60,731
Publishing rights (10 years)	33,200	(1,383)	31,817
Non-compete agreements (1 to 10 years)	6,985	(3,552)	3,433
Copyrighted materials (23 years)	7,100	(437)	6,663
Tradenames and trademarks (2 to 30 years)	4,297	(245)	4,052
Order backlog and other (less than 1 to 10 years)	1,213	(330)	883

Total amortizable intangible assets	122,997	(15,418)	107,579
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	46,292	—	46,292

Total non-amortizable intangible assets	58,992	—	58,992

Total intangible assets	$181,989	$(15,418)	$166,571

	Gross Value	Accumulated Amortization	Net Book Value
April 30, 2005
Amortizable intangible assets:
Customer relationships	$39,102	$(6,679)	$32,423
Non-compete agreements	6,985	(2,908)	4,077
Copyrighted materials	7,100	(206)	6,894
Tradenames and trademarks	3,773	(282)	3,491
Order backlog and other	1,113	(234)	879

Total amortizable intangible assets	58,073	(10,309)	47,764
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$72,895	$(10,309)	$62,586

	Gross Value	Accumulated Amortization	Net Book Value
January 22, 2005
Amortizable intangible assets:
Customer relationships	$39,102	$(6,048)	$33,054
Non-compete agreements	6,985	(2,690)	4,295
Copyrighted materials	7,100	(129)	6,971
Tradenames and trademarks	3,773	(221)	3,552
Order backlog and other	713	(211)	502

Total amortizable intangible assets	57,673	(9,299)	48,374
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$72,495	$(9,299)	$63,196

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Intangible amortization expense for the three months ended January 28, 2006 and January 22, 2005 was $2,343 and $933, respectively, and $5,302 and $2,872 for the nine months ended January 28, 2006 and January 22, 2005, respectively.

Estimated intangible amortization expense for the remainder of fiscal 2006 and each of the five succeeding fiscal years is estimated to be:

Fiscal 2006 (three months remaining)	$2,358
Fiscal 2007	9,316
Fiscal 2008	9,159
Fiscal 2009	9,039
Fiscal 2010	9,032
Fiscal 2011	9,032

The following information presents changes to goodwill during the period beginning January 22, 2005 through January 28, 2006:

Segment	Balance at January 22, 2005	Acquisitions	Adjustments	Balance at April 30, 2005	Acquisitions	Adjustments	Balance at January 28, 2006
Specialty	$307,445	$—	$6,925	$314,370	$124,952	$3,817	$443,139
Essentials	165,143	—	—	165,143	—	—	165,143

Total	$472,588	$—	$6,925	$479,513	$124,952	$3,817	$608,282

The Specialty segment adjustments during the period January 22, 2005 to April 30, 2005 of $6,925 are comprised of $7,650 related to final purchase accounting adjustments for Children’s Publishing and $51 related to purchase accounting adjustments for the Guidance Channel, offset by a reduction of $776 related to foreign currency translation. The Specialty segment adjustments during the nine months ended January 28, 2006 of $3,817 are comprised of $3,701 related to foreign currency translation, $100 for a deferred purchase price payment related to the October 2001 acquisition of Premier Science and $16 related to final purchase accounting adjustments.

NOTE 7 – BUSINESS COMBINATIONS

On December 14, 2005, the Company acquired certain assets of The Speech Bin, Inc. (“Speech Bin”) for an aggregate purchase price of $1,012. This transaction was funded in cash through borrowings under the Company’s credit facility. The Speech Bin offers books, products and tools to help educators in the special needs market, focusing on speech and language. This business will be integrated into the Company’s Abilitations offering, giving Abilitations a focused vehicle to expand into this segment of the special needs market. The purchase price allocation resulted in $717 of acquired tradenames, which are deductible for tax purposes, with amortizable lives of 10 years. The acquisition also includes a deferred purchase price payment of $175 payable 90 days following closing, subject to certain purchase price adjustments. The results of this acquisition have been included in the Specialty segment since the date of acquisition.

On August 31, 2005, the Company acquired all of the membership interests of Delta Education, LLC (“Delta”) from Wicks Learning Group, LLC, an affiliate of the Wicks Group of Companies L.L.C., a New York-based private equity firm, for an aggregate purchase price, net of cash acquired, of $270,325. This transaction was funded in cash through borrowings under the Company’s credit facility as well as through a $100,000 term loan facility. The business operates from Nashua, New Hampshire and is the exclusive publisher of inquiry based hands-on science curriculum for the elementary school market developed by the University of California, Berkeley. Its products include comprehensive science kits, books, instructional materials and education software. As part of the transaction, the Company also acquired Delta’s Educators Publishing Service division, a supplemental publisher of

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

reading titles for grades K-8. The Delta business complements the Company’s Frey Scientific brand, and the Educators Publishing Service division enhances the offerings of the School Specialty Publishing division. The preliminary purchase price allocation resulted in goodwill of $124,952, which is deductible for tax purposes. The results of this acquisition have been included in the Specialty segment since the date of acquisition.

The Company has engaged a third party to assist the Company in the valuation of Delta’s intangible assets. The valuation was preliminary as of the balance sheet date and is expected to be finalized during the fourth quarter of fiscal 2006. Details of Delta’s preliminary acquired intangible assets, which are deductible for tax purposes, are as follows:

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

The following information presents the unaudited pro forma results of operations of the Company for the three and nine months ended January 28, 2006 and January 22, 2005, and includes the Company’s consolidated results of operations and the results of the companies acquired during fiscal 2006 and fiscal 2005 as if all such acquisitions had been made at the beginning of fiscal 2005. The results presented below include certain pro forma adjustments to reflect the amortization of certain amortizable intangible assets, adjustments to interest expense, and the inclusion of an income tax provision on all earnings:

	Three Months Ended		Nine Months Ended
	January 28, 2006	January 22, 2005	January 28, 2006	January 22, 2005
Revenues	$132,694	$141,527	$891,500	$906,161
Net income (loss)	(22,533)	(15,273)	40,347	51,180

Net income (loss) per share:
Basic	$(0.98)	$(0.67)	$1.76	$2.42
Diluted	$(0.98)	$(0.67)	$1.69	$2.21

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

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	January 28, 2006	April 30, 2005	January 22, 2005
Land	$502	$502	$502
Projects in progress	4,380	4,490	11,269
Buildings and leasehold improvements	15,874	13,393	12,432
Capital leases	17,017	16,914	16,914
Furniture, fixtures and other	64,426	56,988	55,123
Machinery and warehouse equipment	40,912	38,071	30,999

Total property, plant and equipment	143,111	130,358	127,239
Less: Accumulated depreciation	(68,008)	(57,094)	(58,430)

Net property, plant and equipment	$75,103	$73,264	$68,809

Depreciation expense for the three months ended January 28, 2006 and January 22, 2005 was $3,841 and $3,783, respectively, and $11,909 and $10,600 for the nine months ended January 28, 2006 and January 22, 2005, respectively.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table presents segment information:

	Three Months Ended		Nine Months Ended
	January 28, 2006	January 22, 2005	January 28, 2006	January 22, 2005
Revenues:
Specialty	$74,747	$69,315	$452,269	$434,209
Essentials	60,065	61,906	394,926	405,749
Corporate	179	—	511	—
Intercompany eliminations	(2,515)	(3,101)	(12,828)	(12,621)

Total	$132,476	$128,120	$834,878	$827,337

Operating income (loss) and income (loss) before taxes:
Specialty	$(17,444)	$(6,866)	$59,040	$74,924
Essentials	(4,030)	(1,527)	45,543	42,482
Corporate	(8,046)	(6,833)	(34,488)	(18,675)
Intercompany eliminations	(291)	(190)	(634)	(1,612)

Operating income (loss)	(29,811)	(15,416)	69,461	97,119
Interest expense and other	6,814	2,807	16,388	13,724

Income (loss) before taxes	$(36,625)	$(18,223)	$53,073	$83,395

Identifiable assets (at quarter end):
Specialty			$771,975	$510,080
Essentials			204,676	224,941

Total			976,651	735,021
Corporate assets			135,996	121,620

Total			$1,112,647	$856,641

Depreciation and amortization of intangible assets and development costs:
Specialty	$4,946	$3,494	$13,798	$10,294
Essentials	733	951	2,140	2,663

Total	5,679	4,445	15,938	12,957
Corporate	1,350	1,130	4,388	3,306

Total	$7,029	$5,575	$20,326	$16,263

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Specialty	$5,419	$2,340	$11,926	$6,017
Essentials	27	183	94	379

Total	5,446	2,523	12,020	6,396
Corporate	2,725	8,821	7,161	12,643

Total	$8,171	$11,344	$19,181	$19,039

NOTE 10 – TERM LOAN AND CONVERTIBLE DEBT

In conjunction with the Delta acquisition, the Company entered into a $100,000 Term Loan Credit Agreement (“Term Loan”) on August 31, 2005 with Bank of America, N.A., and future eligible assignees as provided for within the Term Loan. The Term Loan’s original maturity date was April 12, 2006, and interest accrued at a rate of, at the Company’s option, either a Eurodollar base rate plus an applicable margin of 2.25% or the lender’s base rate plus an applicable margin of 1.00%. The Term Loan was secured by substantially all of the assets of the Company and

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

contained certain financial covenants. The Company was in compliance with these covenants at January 28, 2006. The Term Loan also contained mandatory prepayment provisions based upon certain asset dispositions, debt issuances or equity issuances. The effective interest rate under the Term Loan for the period August 31, 2005 to January 28, 2006 was 6.57%. Debt issuance fees of $225 were incurred in conjunction with the Term Loan borrowings.

The Company’s $133,000, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of January 28, 2006.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 12 – SUBSEQUENT EVENTS

On January 30, 2006, the Company entered into an Asset Purchase Agreement to sell its Audio Graphics division, a distributor of audio visual equipment to schools in the California market, for a sale price of $506 plus inventory totaling $97. The Audio Graphics division generated annual revenue of approximately $10,000, with breakeven results from operations. No significant gain or loss is anticipated from the sale of this division.

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement which replaced the existing credit facility and the Term Loan. The Amended and Restated Credit Agreement matures on February 1, 2011 and provides for a $350,000 revolving loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also pays a commitment fee of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures.

In connection with the Amended and Restated Credit Agreement, on February 1, 2006 the Company amended the accounts receivable securitization facility to extend the expiration date of this facility to January 31, 2007. In addition, the maximum amount of advances to be received under the accounts receivable securitization facility was amended to permit advances up to $175,000 during the period commencing July 1 and ending on November 30 of each year, and permitting advances up to $75,000 during the period commencing on December 1 and ending on June 30 of each year.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”)

Overview

School Specialty is an education company that provides innovative and proprietary products, programs, and services to help educators engage and inspire students of all ages and abilities. Through each of our leading brands, we design, develop, and provide preK-12 educators with the latest and very best curriculum, supplemental learning resources, and classroom basics. Working in collaboration with educators, we reach beyond the scope of textbooks to help teachers, guidance counselors, and school administrators ensure that every student reaches his or her full potential.

In August 2005, we completed the acquisition of Delta Education for a purchase price of $270.3 million. Delta is the leading hands-on science publisher in the elementary school market and develops scientifically validated learning materials designed to be effective with students of differing learning styles and differing aptitudes. Delta is the exclusive publisher of Full-Option Science System (“Foss®”), the market leading alternative science education program. Delta’s secondary science offering includes innovative core curricula for grades 6-12, integrating textbooks, lab equipment and teacher support materials as well as supplementary laboratory exercises and educational software. Through Educators Publishing Service (“EPS”), Delta’s publishing division, Delta produces materials for reading instruction that are focused on phonics, comprehension, vocabulary development and fluency for grades K-8. EPS offers an extensive list of proprietary reading programs based on the multi-sensory techniques originally developed to teach dyslexic children. These methods have proven effective with students of all abilities and are now widely accepted by educators. The Delta business complements our Frey Scientific brand, while the EPS division enhances the offerings of our School Specialty Publishing division.

During the first nine months of fiscal 2006, revenues remained relatively consistent with the prior year, resulting in a 0.9 percent increase over the first nine months of fiscal 2005. Acquired revenue related to the Delta acquisition was offset by a decline in internal revenue in both the Essentials and Specialty segments. While the state funding environment has remained relatively strong, we continue to believe that certain preK-12 funding increases have been reallocated to other school operating needs, such as higher fuel and health care costs, resulting in relatively flat spending on education supplementals. In addition, November and December continued to show softness in the non-school, mass merchant trade market business similar to the second quarter. January results in our core preK-12 business showed a modest improvement in order trending, which we believe is attributable to a positive reaction to our new product offerings, as well as to continued signs of improvement in the state funding environment.

Despite the relatively consistent revenue base, gross profit increased $12.9 million, or 3.7%, driven by a 110 basis point improvement in gross margin during the first nine months of fiscal 2006. This improvement in gross margin is attributable to the increased proportion of high margin proprietary products in our product mix, including the positive contribution of Delta gross margins, as well as various product pricing improvements achieved throughout the Company in comparison to the first nine months of fiscal 2005. During the third quarter of fiscal 2006, product pricing was held at consistent levels with the first two quarters of the fiscal year, but was offset by reductions in gross margin primarily related to inventory item rationalization and valuation adjustments.

Selling, general and administrative (“SG&A”) expenses increased 400 basis points as a percent of revenues in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005. Contributing to this increase is the higher cost structure for Delta in the off-season, as well as certain integration and start-up costs incurred during fiscal 2006 related to the integration of Delta, including closure of our Southaven distribution center, and excess costs incurred in the start-up of our new Lancaster distribution center. In addition, higher catalog, marketing and selling costs, planned increases in technology related expenses, increases in health care related expenses and investment in the Award program and Educators’ Symposium also contributed to this increase. During the first nine months of fiscal 2006, we incurred $5.2 million of costs related to the terminated merger transaction. As a result of the increased SG&A expenditures and costs related to the terminated merger transaction, operating income decreased 28.5 percent and net income decreased 36.4 percent in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005.

Merger Transaction

On May 31, 2005, we announced that we had entered into an Agreement and Plan of Merger, dated as of May 31, 2005, with LBW Holdings, Inc. and LBW Acquisition, Inc. On October 25, 2005, a Termination and Release was entered into by the parties pursuant to which the Agreement and Plan of Merger was terminated by mutual agreement and the parties released each other from certain claims. No termination fees were payable by the parties, and each party will bear its own merger-related expenses. During the first nine months of fiscal 2006, we incurred $5.2 million of merger-related expenses.

Results of Operations

The following table sets forth various items as a percentage of revenues for the three and nine months ended January 28, 2006 and January 22, 2005:

	Three Months Ended		Nine Months Ended
	January 28, 2006	January 22, 2005	January 28, 2006	January 22, 2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.9	59.3	57.3	58.4

Gross profit	40.1	40.7	42.7	41.6
Selling, general and administrative expenses	62.6	52.7	33.8	29.8
Costs related to terminated merger of School Specialty, Inc	—	—	0.6	—

Operating income (loss)	(22.5)	(12.0)	8.3	11.8
Interest expense, net	4.1	1.7	1.6	1.3
Other expense	1.0	0.5	0.4	0.2
Redemption costs and fees for convertible debt redemption	—	—	—	0.2

Income (loss) before provision for (benefit from) income taxes	(27.6)	(14.2)	6.3	10.1
Provision for (benefit from) income taxes	(10.6)	(5.5)	2.4	3.9

Net income (loss)	(17.0)%	(8.7)%	3.9%	6.2%

Three Months Ended January 28, 2006 Compared to Three Months Ended January 22, 2005

Revenues

Revenues increased 3.4% from $128.1 million for the three months ended January 22, 2005 to $132.5 million for the three months ended January 28, 2006. The increase in revenues primarily relates to acquired revenue in the Specialty segment, partially offset by a decline in revenue attributable to existing businesses. Specialty segment revenues increased 7.8% from $69.3 million for the three months ended January 22, 2005 (which includes $3.1 million of intersegment revenues) to $74.7 million for the three months ended January 28, 2006 (which includes $2.5 million of intersegment revenues). The growth in Specialty segment revenues primarily relates to the fiscal 2006 acquisition of Delta, partially offset by decreases in revenues attributable to existing businesses. Such decreases are primarily attributable to softness in the non-school, mass merchant trade market business as well as softness in orders in conjunction with the reallocation of preK-12 funding to address other school operating needs. Essentials segment revenues, which are primarily comprised of third-party revenues, decreased 3.0% from $61.9 million for the three months ended January 22, 2005 to $60.1 million for the three months ended January 28, 2006. The decline in Essentials segment revenue was primarily attributable to softness in orders which we believe was related to the reallocation of preK-12 funding to address other school operating needs.

Gross Profit

Gross profit increased 1.7% from $52.2 million for the three months ended January 22, 2005 to $53.1 million for the three months ended January 28, 2006. The increase in gross profit was due to increased revenues during the quarter partially offset by a decline in gross margins. Gross margin decreased 60 basis points from 40.7% for the three months ended January 22, 2005 to 40.1% for the three months ended January 28, 2006. The decline in gross margin occurred across the business and is primarily related to inventory item rationalization and valuation adjustments recorded during the quarter as we decreased our inventory levels, as well as fewer volume-based rebates earned in the quarter based on these inventory reduction efforts. The decline was partially offset by gross margin improvement from the Delta business. Specialty segment gross profit increased 5.6% from $33.9 million for the three months ended January 22, 2005 to $35.8 million for the three months ended January 28, 2006, however gross margin decreased from 48.9% to 47.9% over this same period. While Specialty segment product pricing remained consistent during the third quarter of fiscal 2006, the increase in inventory rationalization and valuation adjustments primarily contributed to this decrease in gross margin. Essentials segment gross profit decreased 6.5% from $18.4 million for the three months ended January 22, 2005 to $17.2 million for the three months ended January 28, 2006. The decline in revenues and reduction in gross margin both contributed to this decrease in gross profit. Essentials segment gross margin decreased from 29.8% for the three months ended January 22, 2005 to 28.7% for the three months ended January 28, 2006. Essentials segment product pricing remained consistent during the third quarter, but was offset by the inventory rationalization and valuation adjustments, which contributed to the decrease in gross margin.

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

SG&A increased, as a percent of revenues, from $67.6 million or 52.7% of revenues for the three months ended January 22, 2005 to $82.9 million or 62.6% of revenues for the three months ended January 28, 2006. Acquisition and integration-related activities significantly contributed to this increase, including additional expenses related to the fiscal 2006 Delta acquisition and costs incurred in conjunction with the integration of Delta. In addition, higher catalog, marketing and selling costs, planned increases in technology related expenses, increases in health care related expenses, increased transportation expenses for shipments from our distribution centers and investment in the Award program and Educators’ Symposium also contributed to this increase.

Specialty segment SG&A increased $11.9 million from $41.4 million for the three months ended January 22, 2005 to $53.3 million for the three months ended January 28, 2006, and increased as a percent of revenues from 62.5% to 71.2% over this same period. The increase in SG&A and SG&A as a percent of revenues was primarily due to the inclusion of SG&A expenses related to the fiscal 2006 Delta acquisition as well as to $0.3 million of costs incurred in relation to the integration of Delta. The increase in SG&A was also driven by $1.1 million of initial investment in the Award program and Educators’ Symposium, with no revenues anticipated to be generated from these businesses until fiscal 2007. In addition, Specialty segment catalog, marketing and selling expenses increased $1.7 million related to the promotion of new product offerings. Essentials segment SG&A increased $1.9 million from $19.4 million for the three months ended January 22, 2005 to $21.3 million for the three months ended Janaury 28, 2006, and increased 400 basis points as a percent of revenues from 31.4% to 35.4% over this same period. The increase in SG&A and SG&A as a percent of revenues was primarily due to a $1.0 million increase in transportation expenses for shipments from our distribution centers and a $0.4 million increase in catalog, marketing and selling expenses related to the promotion of new product offerings. Corporate SG&A increased $1.5 million primarily related to planned increases in technology related expenses, increases in health care costs and an increase in Company-wide marketing and merchandising initiatives.

Interest Expense

Net interest expense increased $3.3 million from $2.2 million for the three months ended January 22, 2005 to $5.5 million for the three months ended January 28, 2006. The increase in interest expense was primarily due to an increase in average debt outstanding, including borrowings to finance the Delta acquisition, as well as an increase in the effective interest rate on outstanding borrowings.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $1.3 million in fiscal 2006’s third quarter, compared to $0.6 million in fiscal 2005’s third quarter. The $0.7 million increase is primarily related to an increase in the effective discount rate on the accounts receivable securitization.

Benefit from Income Taxes

Benefit from income taxes increased $7.1 million due to an increase in loss before income taxes. The effective income tax rate remained consistent at 38.5% for the three months ended January 28, 2006 and the three months ended January 22, 2005, respectively. The effective income tax rate of 38.5% exceeds the federal statutory rate of 35% primarily due to the impact of state income taxes.

Nine months Ended January 28, 2006 Compared to Nine months Ended January 22, 2005

Revenues

Revenues increased 0.9% from $827.3 million for the nine months ended January 22, 2005 to $834.9 million for the nine months ended January 28, 2006. The increase in revenues primarily relates to acquired revenue in the Specialty segment, partially offset by a decline in revenue attributable to existing businesses. Specialty segment revenues increased 4.2% from $434.2 million (which includes $12.5 million of intersegment revenues) to $452.3 million (which includes $12.8 million of intersegment revenues). The growth in Specialty segment revenues was primarily related to the fiscal 2006 acquisition of Delta, partially offset by decreases in revenues attributable to existing businesses, primarily in the non-school, mass merchant trade market. Essentials segment revenues, which are primarily comprised of third-party revenues, decreased 2.7% from $405.7 million to $394.9 million. The decline in Essentials segment revenue was primarily related to softness in orders which we believe is related to the reallocation of preK-12 funding to address other school operating needs.

Gross Profit

Gross profit increased 3.7% from $343.8 million to $356.6 million. The increase in gross profit was due to increased revenues during the quarter as well as improved gross margins related to an increased product mix of high margin proprietary products as well as Company-wide product pricing improvements. Gross margin improved 110 basis points from 41.6% to 42.7%, comprised of a 10 basis point improvement in gross margin in the Specialty segment and a 120 basis point improvement in gross margin in the Essentials segment. Specialty segment gross profit increased 4.4% from $219.2 million to $228.9 million and gross margin increased from 50.5% to 50.6% over this same period. The increase in gross margin was primarily driven by pricing improvements achieved throughout the product mix and as a result of gross margin improvements form the Delta business, partially offset by inventory rationalization and valuation adjustments which were incurred in the third quarter of fiscal 2006 in conjunction with Company-wide inventory reduction efforts. Essentials segment gross profit increased 1.2% from $126.2 million to $127.7 million and gross margin increased from 31.1% to 32.3%. The increase in gross margin was primarily driven by pricing improvements achieved throughout the product mix, partially offset by inventory rationalization and valuation adjustments related to the inventory reduction efforts.

Selling, General and Administrative Expenses

SG&A increased 400 basis points, as a percent of revenues, from $246.7 million or 29.8% of revenues to $282.0 million or 33.8% of revenues. Acquisition and integration-related activities significantly contributed to this increase, including additional expenses related to the Delta acquisition, as well as costs incurred in conjunction with the integration of Delta including closure of our Southaven distribution center and excess costs incurred in the start-up of our new Lancaster distribution center. In addition, higher catalog, marketing and selling costs, planned increases in technology related expenses, increases in health care related expenses, increased transportation expenses for shipments from our distribution centers and investment in the Award program and Educators’ Symposium also contributed to this increase.

Specialty segment SG&A increased $25.0 million from $144.9 million to $169.9 million, and increased 320 basis points as a percent of revenues from 34.4% to 37.6% over this same period. The increase in SG&A and SG&A as a percent of revenues was primarily due to the inclusion of SG&A expenses related to the Delta acquisition as well as $4.3 million of costs incurred in the start-up of our new Lancaster distribution center during the first and second quarters of fiscal 2006. The increase in SG&A was also driven by $1.8 million of investment in the Award program and Educators’ Symposium during the nine months ended January 28, 2006. In addition, Specialty segment catalog, marketing and selling expenses increased $4.7 million related to the promotion of new product offerings. Essentials segment SG&A decreased $0.9 million from $83.1 million to $82.2 million, but remained relatively consistent as a percent of revenues from 20.5% to 20.8%. The decrease in SG&A was primarily due to a $1.3 million decrease in selling expenses consistent with the decrease in revenues. Operational and supply chain efficiencies were achieved throughout the first nine months of fiscal 2006 in the Essentials segment, but were primarily offset by increased transportation expenses incurred during the first nine months of the fiscal year for shipments from our distribution centers. Corporate SG&A increased $11.3 million primarily related to $4.6 million of costs incurred in conjunction with the closure of our Southaven distribution center, planned increases in technology related expenses, increases in health care costs and an increase in Company-wide marketing and merchandising initiatives.

Costs Related to the Terminated Merger of School Specialty, Inc.

During the nine months ended January 28, 2006, the Company incurred $5.2 million of costs related to the terminated merger transaction consisting of accounting, legal and other transaction-related costs.

Interest Expense

Net interest expense increased $3.0 million from $10.3 million to $13.3 million. The increase in interest expense was primarily due to an increase in average debt outstanding over the nine months, including borrowings to finance the Delta acquisition, partially offset by the conversion of $114.7 million in convertible notes to common stock in August 2004. In addition, the increase in interest expense is also related to an increase in the effective interest rate on outstanding borrowings.

Other Expense and Convertible Debt Redemption Costs

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $3.1 million in fiscal 2006’s third quarter, compared to $1.6 million in fiscal 2005’s third quarter. The $1.5 million increase is primarily related to an increase in the effective discount rate on the accounts receivable securitization. During the second quarter of fiscal 2005, $34.8 million in aggregate principal amount of our 6% convertible subordinated notes were redeemed. As a result, we recorded $1.8 million of expense including $1.2 million related to the premium on redemption of the notes and $0.6 million to write off deferred financing costs related to the notes.

Provision for Income Taxes

Provision for income taxes decreased $11.6 million due to lower pre-tax income. The effective income tax rate remained relatively consistent at 38.5% for the nine months ended January 28, 2006 and 38.4% for the nine months ended January 22, 2005. The effective income tax rate of 38.5% exceeds the federal statutory rate of 35% primarily due to the impact of state income taxes.

Liquidity and Capital Resources

At January 28, 2006, we had working capital of $150.9 million. We anticipate that our cash flow from operations, borrowings available from our amended and restated credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations. Our capitalization at January 28, 2006 was $965.6 million and consisted of total debt of $381.1 million and shareholders’ equity of $584.5 million.

On August 31, 2005, the Company entered into a $100 million term loan, with the proceeds used to fund a portion of the Delta acquisition. The term loan was scheduled to mature on April 12, 2006, was secured by substantially all of the assets of the Company and contained certain financial covenants. As of January 28, 2006, our effective interest rate on the term loan borrowing was 6.57%. Debt issuance fees of $0.2 million were incurred related to this term loan, most of which has been amortized during the second and third quarters of fiscal 2006.

Our existing revolving credit facility was scheduled to mature on April 11, 2006 and provided for $250.0 million of availability. The amount outstanding as of January 28, 2006 under the credit facility was $131.2 million. The credit facility was secured by substantially all of our assets and contained certain financial and other covenants. As of January 28, 2006, our effective interest rate on borrowings under our credit facility was approximately 8.25%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During the nine months ended January 28, 2006, we paid commitment fees on unborrowed funds under the credit facility in the range of 32.5 basis points to 47.5 basis points and amortized loan origination fee costs of $0.5 million related to the credit facility.

On February 1, 2006, we entered into an Amended and Restated Credit Agreement which replaced the existing credit facility and the term loan. The Amended and Restated Credit Agreement matures on February 1, 2011 and provides for a $350.0 million revolving loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. We also pay a commitment fee of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of our assets and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures.

Net cash provided by operating activities improved $34.0 million from $66.3 million for the nine months ended January 22, 2005 to $100.3 million for the nine months ended January 28, 2006. The improvement in operating cash flows is primarily related to a focused effort to reduce working capital accounts, including the seasonal working capital acquired from Delta due to the timing of this acquisition. The reduction in working capital accounts occurred substantially within inventory and accounts receivable, which accounted for $46.4 million of the increase in operating cash flows. In addition, the improvement in operating cash flows is partially related to the timing effect of starting our fiscal 2006 one week later in the season following a 53-week year in fiscal 2005, as certain expenditures for rent and payroll were paid in the last week of fiscal 2005 as opposed to the first week of fiscal 2006.

Net cash used in investing activities was $290.4 million for the nine months ended January 28, 2006 as compared with $38.0 million for the nine months ended January 22, 2005. Cash paid in acquisitions of $271.4 million in fiscal 2006 was primarily comprised of $270.3 million related to the Delta acquisition and $1.0 million related to the Speech Bin acquisition. Cash paid in acquisitions of $19.2 million in fiscal 2005 primarily related to the Guidance Channel acquisition. Additions to property, plant and equipment and development costs totaled $17.8 million, which is primarily comprised of computer hardware and software and incremental costs incurred in the development of new products. Investment in intangible and other assets totaling $1.4 million related to investments in education programs.

Net cash provided by financing activities was $187.4 million for the nine months ended January 28, 2006 as compared with $26.0 million used in financing activities for the nine months ended January 22, 2005. Net cash provided by financing activities was used to fund investing activities, including the acquisition of Delta during fiscal 2006.

Off Balance Sheet Arrangements

During fiscal 2006 through January 31, 2006, we had a $100 million accounts receivable securitization facility. The facility was amended on February 1, 2006 to extend the expiration to January 31, 2007 and may be extended further with the financial institution’s consent. In addition, the facility was amended to permit advances up to $175 million from July 1 through November 30 of each year, and advances up to $75 million from December 1 through June 30 of each year. At January 28, 2006, $50.0 million was advanced under the receivable securitization facility and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the nine months ended January 28, 2006 were $3.0 million and are included in other expenses in our consolidated statement of operations.

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

Forward-Looking Statements

Statements in this Quarterly Report which are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) certain statements made under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, future acquisitions, capital expenditures and adequacy of capital resources; (2) certain statements included or incorporated by reference in our future filings with the Securities and Exchange Commission; and (3) certain information contained in written material, releases and oral statements issued by, or on behalf of School Specialty including, without limitation, statements with respect to projected revenues, costs, earnings and earnings per share. Forward-looking statements also include statements regarding the intent, belief or current expectations of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues” or similar expressions.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s $133,000, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. No notes have been converted into cash or shares of common stock as of January 28, 2006.

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

SCHOOL SPECIALTY, INC.
(Registrant)

03/08/06	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
President and Chief Executive Officer
(Principal Executive Officer)

03/08/06	/s/ Mary M. Kabacinski
Date	Mary M. Kabacinski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Amended & Restated Credit Agreement dated February 1, 2006 among School Specialty, Inc. and the other lenders named therein.

4.2	Amended and Restated Security Agreement dated as of February 1, 2006 given by School Specialty, Inc. and the other grantors named therein to Bank of America, N.A. as Collateral Agent.

4.3	Pledge Agreement dated February 1, 2006 given by School Specialty, Inc. and the other grantors named therein to Bank of America, N.A. as Collateral Agent.

4.4	Amendment No. 12 to the Receivables Purchase Agreement dated January 15, 2006.

4.5	Amendment No. 13 to the Receivables Purchase Agreement dated February 1, 2006 incorporated by reference to Exhibit 99.1 of School Specialty’s Current Report on Form 8-K dated February 1, 2006.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.