Form 10-K
period 2006-04-29
SCHOOL SPECIALTY INC
filed 2006-07-12
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended April 29, 2006

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

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of October 29, 2005, was approximately $761,695,000. As of June 1, 2006, there were 22,965,861 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on August 29, 2006 are incorporated by reference into Part III.

PART I

Item 1. Business

Unless the context requires otherwise, all references to “School Specialty,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. Our fiscal year ends on the last Saturday in April of each year. In this Annual Report on Form 10-K (“Annual Report”), we refer to fiscal years by reference to the calendar year in which they end (e.g., the fiscal year ended April 29, 2006 is referred to as “fiscal 2006”). Note that fiscal 2005 had 53 weeks, while all other fiscal years reported and referenced represent 52 weeks.

Company Overview

School Specialty is a leading education company providing products, programs and services that enhance student achievement and development. We are the largest provider of supplemental educational products and equipment to the pre-kindergarten through twelfth grade (“preK-12”) education market in the United States and Canada. We believe we are more than seven times larger than our nearest competitor in the supplemental educational products and equipment market. With the industry’s broadest offering of more than 100,000 products, we are able to be the single source supplier for substantially all of our customers’ supplemental educational product needs. More than 35% of our revenues are derived from our proprietary products. We reach our customers through the industry’s largest sales force of approximately 700 professionals, more than 53 million annual catalog mailings and our proprietary e-commerce websites. In fiscal 2006, we sold products to approximately 80% of the 115,500 schools in the United States and we believe we reached substantially all of the 3.6 million teachers in those schools. Our leading market position has been achieved by emphasizing high-quality products, superior order fulfillment and exceptional customer service. For fiscal 2006, we generated revenues of $1.016 billion.

We service the supplemental educational products market through two product categories, as described below. Financial information about our segments is included in the notes under Item 8, Financial Statements and Supplementary Data.

Specialty Products. Our Specialty products are value-added, curriculum- and age-focused products such as customized academic agendas, hands-on science education materials, arts and crafts materials and physical education and special needs equipment. Specialty products are sold to teachers and curriculum specialists to assist with educational development in the classroom. Our Specialty brands include Premier Agendas, Sportime, Childcraft Education, Delta Education, FOSS, Frey Scientific, Sax Arts & Crafts, School Specialty Publishing, Teacher’s Media, Sunburst Visual Media, Educator’s Publishing Service (“EPS”) and Califone. Our Specialty products accounted for 54% of our revenues for fiscal 2006.

Essentials Products. Our Essentials products include a comprehensive line of everyday consumables, instructional materials, art supplies, educational games, school forms, school furniture and outdoor equipment. Essentials products are typically sold to administrators of school districts and individual schools. We market our Essentials products under the Education Essentials and School Smart brands, along with many well recognized brand name products that we distribute. Our Essentials products accounted for 46% of our revenues for fiscal 2006.

Supplemental educational product procurement decisions are generally made at the classroom level by teachers and curriculum specialists and at the district and school levels by administrators. To best reach these buyer groups, we developed an innovative two-tiered sales and marketing approach. We target classroom level decision makers through a “bottom up” marketing approach for Specialty products, and we target school districts and school administrators through a “top down” marketing approach for Essentials products. Our “bottom up” approach utilizes a Specialty sales force of approximately 360 professionals, over 150 individual Specialty catalogs and our brand-specific websites to deliver premium educational products to teachers and curriculum specialists. Our “top down” approach utilizes an Essentials sales force of approximately 330 professionals, our Education Essentials catalog and School Specialty Online, an e-commerce solution that enables us to tailor our product offerings and pricing to individual school districts and school administrators. This two-tiered approach is designed to maximize our customer coverage and sales penetration.

We have grown significantly in recent years through acquisitions and internal growth. From fiscal 2002 through fiscal 2006, our historical revenues, including revenues from acquisitions, increased from $767.4 million to $1.016 billion, representing a compound annual growth rate, or CAGR, of 7.3%. Our acquisition strategy has allowed us to solidify our leading position within the industry, enhance our product offering and leverage our national distribution network and market reach to operate more efficiently. In addition, our disciplined integration execution has consistently enabled us to reduce redundant costs, increase buying power and consolidate distribution facilities, resulting in improved profitability for the businesses we have acquired. We remain focused on organic growth and will continue to pursue selective acquisition opportunities that we believe will enhance our position as the leading provider of supplemental educational products in the United States and Canada. Our business is highly seasonal, with peak sales levels occurring from June through October.

School Specialty, Inc., founded in October 1959, was acquired by U.S. Office Products in May 1996. In June 1998, School Specialty was spun-off from U.S. Office Products in a tax-free transaction. Our common stock is listed on The Nasdaq National Market under the symbol “SCHS.” In August 2000, we reincorporated from Delaware to Wisconsin. Our principal offices are located at W6316 Design Drive, Greenville, Wisconsin 54942, and our telephone number is (920) 734-5712. Our general website address is www.schoolspecialty.com. You may obtain, free of charge, copies of this Annual Report on Form 10-K as well as our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K (and amendments to those reports) filed with, or furnished to, the Securities Exchange Commission as soon as reasonably practicable after we have filed or furnished such reports by accessing our website at http://www.schoolspecialty.com, selecting “Investor Information” and then selecting the “SEC Filings” link. Information contained in any of our websites is not deemed to be a part of this Annual Report.

On May 31, 2005, the Company announced that it had entered into an Agreement and Plan of Merger, as amended, dated as of May 31, 2005 (the “Merger Agreement”), with LBW Holdings, Inc. and LBW Acquisition, Inc. On October 25, 2005, a Termination and Release was entered into by and among the Company, LBW Holdings, Inc. and LBW Acquisition, Inc. pursuant to which the Merger Agreement was terminated by mutual agreement and the parties released each other from certain claims. No termination fees were payable by the Company or by LBW Holdings, Inc., and each party was responsible for its own merger-related expenses.

During fiscal 2006, the Company incurred $5.2 million of costs related to the terminated merger transaction consisting of accounting, legal and other transaction-related costs, including costs related to financial and legal advisors to the special committee of our Board of Directors. These costs have been included in the statement of operations for fiscal 2006.

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

Industry Overview

The United States preK-12 education market is a large industry that has exhibited attractive and stable growth characteristics. Government funding for public schools in the United States, the primary source of funding for such schools, is estimated to have been approximately $440.0 billion in 2003. Between 1970 and 2003, preK-12 education funding in the United States grew at a CAGR of 7.5%, and increased in every year, even during economic recessions. For example, during the recessions of 1981-1983, 1991-1992 and 2001-2002, preK-12 education funding in the United States grew at CAGRs of 5.3%, 5.0% and 4.7%, respectively. Expenditures per student and student enrollment, the two primary drivers of future education expenditures, are each predicted to steadily rise through 2014.

Schools are funded primarily by state and local governments and, to a much lesser extent, the federal government. All three sources are expected to increase funding to schools in the coming years. State tax revenue is estimated to have grown in substantially all states for the budget year ended June 30, 2005. Local tax receipts have provided consistent support for education funding, growing steadily at a CAGR of 5.2% since 1990. We have no reason to believe that such support will not continue at a similar pace in the future. Federal funding has increased significantly since early 2002 when President Bush signed into law the No Child Left Behind Act of 2001, which was designed to improve student achievement in classrooms across the country. The proposed federal 2007 budget provides for $36.3 billion in preK-12 education funding, representing a CAGR of 4.8% over 2001’s appropriation.

Our focus within the United States preK-12 education market is on supplemental educational products and equipment. Our customers are teachers, curriculum specialists, individual schools and school districts who purchase products for school and classroom use. We believe that the supplemental educational products and equipment market has generally grown in line with education funding and represented a market in excess of $7 billion for the school year ended June 2004.

The supplemental educational products and equipment market is highly fragmented with approximately 3,300 companies providing products and equipment, a majority of which are family- or employee-owned, regional companies that generate annual revenues under $10 million. We believe the increasing customer demand for single source suppliers, prompt order fulfillment and competitive pricing are acting as catalysts for industry consolidation. School districts are increasingly decentralizing their purchasing, which increases schools’ and teachers’ roles in educational product procurement decisions. We believe these changes are driving above average growth in the demand for curriculum- and age-focused Specialty products. We believe that these industry trends will have a favorable competitive impact on our business, as we believe we are well positioned to utilize our operational capabilities and broad product offering to meet evolving customer demands.

Recent Acquisitions

We have acquired thirteen businesses since May 2001. Purchase prices, net of cash acquired, ranged from $1 million to $270 million.

Fiscal 2006

The Speech Bin, Inc. On December 14, 2005, we acquired certain assets of The Speech Bin, Inc. (“Speech Bin”) for an aggregate purchase price of $1 million. Speech Bin offers books, products and tools to help educators in the special needs market, focusing on speech and language. This business has been integrated into our Abilitations offering, giving Abilitations a focused vehicle to expand into this segment of the special needs market.

Delta Education, LLC. On August 31, 2005, we acquired all of the membership interests of Delta Education, LLC (“Delta”) for $270 million (approximately $10 million of which was to fund above average seasonal working capital acquired). Delta is a leading provider of science education instructional materials for the preK-12 education market in the United States. The Delta acquisition positions us as a leading provider of highly differentiated instructional materials for the preK-12 education market in the United States, with a significant focus on elementary and secondary science, an area that supplements our existing range of product offerings. Consistent with our overall growth strategy, the Delta acquisition increases our revenue mix from proprietary and Specialty products. It also establishes us as the second largest provider of supplemental science education products. We integrated our Frey Scientific business into the Delta business, to form our Science business unit within the Specialty segment.

Fiscal 2005

The Guidance Channel, Inc. In September 2004 we acquired certain assets of The Guidance Channel, Inc. and its subsidiaries or related companies, for approximately $19 million. The Guidance Channel is an educational publishing and media company, providing children, students, parents and teachers with timely and effective tools that help with critical life choices. The Guidance Channel offers over 5,000 proprietary publications and products, including multimedia programs, videos, curricula, information handouts, therapeutic games and prevention-awareness items. This business has been integrated with Teacher’s Media Company and Sunburst Visual Media in our Visual Media business unit within our Specialty segment.

Fiscal 2004

School Specialty Publishing. In January 2004 we acquired select assets of the Children’s Publishing business of McGraw-Hill Education, a division of The McGraw-Hill Companies, for approximately $46 million. The Children’s Publishing business, renamed School Specialty Publishing, develops, produces, markets and distributes supplemental education materials (including literature, workbooks and manipulatives), to education companies, retailers and consumers. This business is reported as part of our Specialty segment. This acquisition included an operation based in the United Kingdom, which we sold in a stock transaction on February 29, 2004 for approximately $4 million.

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

Fiscal 2003

Sunburst Visual Media. In February 2003 we acquired the visual media division of Sunburst Technology Corporation (“Sunburst”) for approximately $8 million. Sunburst is a leading developer and marketer of proprietary videos, DVDs and related curriculum materials covering the character education, health and guidance curriculums in K-12 schools. Sunburst has been integrated with Teacher’s Media Company as a separate brand offering within our Visual Media business unit, within our Specialty segment.

J.L. Hammett. In August 2002 we acquired the remaining wholesale operations of J.L. Hammett (“Hammett”) for approximately $14 million. The Hammett business acquired primarily marketed preK-12 educational products to charter schools and national early learning childhood centers. The business has been integrated into our Essentials and Specialty segments.

abc School Supply. In August 2002 we acquired abc School Supply and related affiliates (“abc”). abc, a producer and marketer of preK- 8 educational products, was integrated as a separate brand offering into our Childcraft division within the Specialty segment and a portion was integrated into our Essentials segment. We paid approximately $30 million for abc and also assumed approximately $11 million of debt.

Fiscal 2002

Premier Agendas. On December 21, 2001, we acquired Premier Agendas, Inc. and Premier School Agenda Ltd. (together “Premier Agendas”) for an aggregate purchase price, net of cash acquired, of $156 million. Premier Agendas is the largest provider of academic agendas in the United States and Canada. We integrated our existing student agenda brands Time Tracker and Hammond & Stephens into the Premier Agendas business, which is part of the Specialty segment.

Other acquisitions. During fiscal 2002, we acquired three other businesses for a total purchase price of $10 million, net of cash acquired. We acquired certain assets of the K-12 wholesale business of Bradburn School Supply, Inc. (“Bradburn”), Premier Science, a start-up science curriculum company, and Envision, Inc. (“Envision”), a designer, producer and marketer of student agenda books. Bradburn was integrated into the Essentials segment and Premier Science and Envision were integrated into businesses within the Specialty segment.

Competitive Strengths

We attribute our strong competitive position to the following key factors:

Clear Market Leader in Fragmented Industry. We are the largest provider of supplemental educational products and equipment to the preK-12 education market in the United States and Canada, and we believe that we are more than seven times larger than our nearest competitor in this market. Within our industry, there are approximately 3,300 competitors, a majority of which are family or employee-owned, regional companies that generate annual revenues under $10 million. We believe that our significantly greater scale and scope of operations relative to our competitors provide several competitive advantages including a broader product offering, significant purchasing power, a national distribution network and the ability to manage the seasonality and peak shipping requirements of the school purchasing cycle.

Stable Industry with Attractive Trends and Dynamics. Government funding for education is a consistently popular political issue enjoying broad-based voter support. From 1970 to 2003, preK-12 education funding in the United States grew steadily at a CAGR of 7.5%. Recent increases in state and local tax receipts, as well as strong federal support from the No Child Left Behind Act of 2001 have provided strong continued momentum for the education industry that we expect will continue into the 2006-07 school year. Supplemental educational products represent a small percentage of a school’s annual budget and a large majority of these products are consumable, further limiting our industry’s exposure to fluctuations in demand relative to other segments in the education market.

Largest Product Offering and Premier Brands. With over 100,000 items ranging from classroom supplies and furniture to playground equipment, we believe we are the only national provider of a full range of supplemental educational products and equipment to meet substantially all of the needs of schools and teachers in the preK-12 education market. We believe we have many of the most established and recognized brands in the industry, with some brands more than 100 years old. We believe that the brand loyalty our products enjoy represents a significant competitive advantage. In addition, approximately 40% of our revenues are derived from our proprietary products. Our proprietary products typically generate higher margins than our non-proprietary products.

Unparalleled Customer Reach and Relationships. We have developed a highly integrated, two-tiered sales and marketing approach which we believe provides us with an unparalleled ability to reach teachers and curriculum specialists as well as school district and individual school administrators. We reach our customers through the industry’s largest sales force of approximately 700 professionals, more than 53 million annual catalog mailings and our proprietary e-commerce websites. In fiscal 2006, we sold products to approximately 80% of the 115,500 schools in the United States and we believe we reached substantially all of the 3.6 million teachers in those schools. We utilize our extensive customer databases to selectively target the appropriate customers for our Specialty catalog offerings. Additionally, we have invested heavily in the development of our e-commerce websites, which provide the largest product offering and generate higher internet sales than any of our competitors. Our historical internet revenues, which were approximately $148.1 million in fiscal 2006, have grown at a CAGR of 29.7% since fiscal 2002.

Ability to Effectively Integrate and Improve Operating Margins of Acquired Businesses. We have completed 13 acquisitions since May 2001. We typically establish a 6- to 12-month target for our integration process for which we form a focused transition team. The transition team is assigned the responsibility of integrating the acquired entity’s business systems, consolidating distribution centers, eliminating redundant expenses and any non-strategic product lines, as well as realizing sales and margin enhancements through cross merchandising and increased purchasing power. We have been able to rapidly improve the operating margins of the businesses we acquire by applying our extensive integration experience. We have also been able to improve revenue growth for certain acquired businesses through cross-merchandising.

Highly Diversified Business Mix. Our broad product portfolio and extensive geographic reach minimize our concentration and exposure to any one school district, state, product or supplier. In fiscal 2006, our top 10 school district customers collectively accounted for less than 5% of revenues and our customers within any one state collectively accounted for less than 9% of revenues. For the same period, our top 100 products accounted for less than 7% of revenues and products from our top 10 suppliers generated less than 12% of revenues. We believe this diversification limits our exposure to state and local funding cycles and to product demand trends.

Strong Historical Financial Performance, Attractive Cash Flow Attributes and Multiple Growth Opportunities. We have historically demonstrated strong financial performance with high recurring revenues. Approximately 70% of our revenues are generated from the sale of consumable products, which typically need to be replaced at least once each school year. From fiscal 2002 through fiscal 2006, we grew our historical revenues through acquisitions and organic growth at a CAGR of 7.3%. The financial performance of our business remained relatively stable even during the state budget crisis from 2001 to 2003. We are continually focused on growing revenues within our Specialty segment, increasing our mix of proprietary products and improving our operations. Due to our low maintenance capital expenditure requirements, we convert a significant percentage of our operating income to cash flow available for debt service and acquisitions. We also enjoy highly predictable working capital cycles. In addition, we believe we have multiple unrealized revenue growth and margin improvement opportunities, including enhancing our sales efforts in under-penetrated states, expanding private-label business, increasing sourcing from overseas, optimizing direct marketing operations, increasing supply chain efficiency and pursuing strategic acquisitions.

Strong Management Team. We have a deep, experienced management team. Our executive management team and business segment leaders have an average of over 15 years of experience in the industry. Since David Vander Zanden, our Chief Executive Officer, joined us in 1998, our senior management team has been successful in growing our market share, diversifying our revenue streams into more profitable areas and improving the efficiency of our operations.

Growth Strategy

We use the following strategies to enhance our position as the leading provider of supplemental educational products and equipment:

Internal Growth. We plan to organically grow our revenues by:

•	Expanding our faster growth, higher margin Specialty products business;

•	Developing new, high-potential proprietary products that are curriculum- and age-focused;

•	Increasing our focus and selling resources in under-penetrated states and districts; and

•	Utilizing direct marketing techniques and strategies to increase customer acquisition and retention.

Margin Improvement. As we continue to grow our revenues, we plan to increase margins by:

•	Continuing to increase our mix of Specialty products, which, because of the large proportion of proprietary products, typically generate higher gross margins than our Essentials products;

•	Continuing to expand our private label business through the introduction of new products;

•	Expanding our direct sourcing of products from low-cost, overseas manufacturers;

•	Increasing the sophistication and effectiveness of our direct marketing operations;

•	Improving efficiencies of our supply chain activities; and

•	Continuing the consolidation of distribution centers and the elimination of redundant expenses of acquired businesses.

Acquisitions. Our selective acquisition strategy and disciplined integration approach have allowed us to solidify our leading position within the supplemental education products and equipment industry and enhance our strong national marketing and distribution platform. This platform allows us to more readily integrate acquired brands, strengthen our Specialty brand portfolio and enter supplemental learning categories in which we do not currently compete, such as music and math. We believe that our size and national presence give us an advantage as a potential acquirer in a consolidating industry.

The majority of our acquisitions have occurred in the second half of our fiscal year, which follows our peak shipping season. This allows us to devote our resources to the effective integration of acquired businesses prior to the upcoming selling season. We plan to focus on acquisition candidates that expand our presence in Specialty products.

Product Lines

We market two broad categories of supplemental education products and equipment: Specialty products and Essentials products. Our Specialty products enrich our Essentials product offering and create opportunities to cross merchandise our Specialty products, many of which are proprietary, to our Essentials customers.

Our Specialty offerings are focused in the following areas:

Agendas and Forms. We are the largest provider of academic agendas in the United States and Canada. Our agendas and related offerings are focused on developing better personal, social and organizational skills, as well as serving as an effective tool for students and parents to track and monitor their daily activities, assignments and achievements. Many of our agendas are customized at the school level to include each school’s academic, athletic and extra-curricular activities. We are also able to customize our agendas for individual students. Our agendas are primarily marketed under the Premier brand name. We are also a leading publisher of school forms, including record books, grade books, teacher planners and other printed forms under the brand name Hammond & Stephens.

Science. Our leading science position, largely comprised of highly recognized proprietary or exclusive offerings, provides learning resources focused on promoting scientific education and inquiry, literacy and achievement to the preK-12 education market. Our products range from laboratory supplies, equipment and furniture to highly effective hands-on learning curriculums. Our science brands include FOSS (Full Option Science System), Frey Scientific, Delta Science Modules, Delta Education, CPO Science and Neo/SCI.

Early Childhood. Our early childhood offering provides educators of young children products that promote learning and development. Our full-line, highly proprietary offering provides educators everything from advanced literacy and dramatic play to manipulatives, basic arts and crafts and classroom furniture. We manufacture award-winning early childhood wood furniture in our Bird-in-Hand Woodworks facility. Our well-known early childhood brands include Childcraft and abc.

Reading & Literacy. Our reading and literacy programs, which are standards-based products and curriculum, are focused on providing educators and parents effective tools to encourage and enhance literacy, particularly in the K-6 grade levels. Educators Publishing Service (EPS) provides tailored reading and language arts instruction for students with special needs and proprietary instructional materials for educators. Our AWARD curriculum reading program integrates animated technology, assessment and print, incorporating the five critical aspects of reading. We also develop supplemental reading products including literature, workbooks and manipulatives to educators and parents under our leading imprints, including Instructional Fair, Frank Schaeffer, Judy Instructo, Brighter Child, American Education Publishing, School Specialty Publishing and Spectrum.

Arts Education. Our leading market position in arts and crafts is lead by Sax Arts & Crafts, which offers products and programs focused on nurturing creativity and self-expression through hands-on learning. The product line ranges from original cross-curricular lesson plans and teaching resource materials to basic art materials, such as paints, brushes and papers. Our Arts Education group is supported by our team of art consultants who proactively serve the education process locally and nationally by conducting workshops and providing curriculum assistance to art educators.

Physical Education & Health. We offer a full range of programs, solutions, resources and equipment designed to help improve student and staff wellness. Our products, which are primarily offered under our Sportime brand, range from traditional sports equipment to unique and innovative products, which are designed to encourage participation by all. We also offer proven, research-based solutions such as SPARK and WAY, which are curriculum and product based programs focused on promoting healthy, active lifestyles and target childhood obesity.

Special Learning Needs. We offer a full range of solutions for children with special learning needs through our Abilitations brand. Our proprietary solutions and products are designed to help educate children with learning, behavioral, sensory or physical differences and are focused on helping educators and therapists make a real difference in a child’s life.

Visual Media. Our Visual Media business is focused on producing and marketing educational curriculum, videos and other products that are designed to support educators, counselors and therapists as they engage, educate and motivate students. Our market leading Sunburst Visual Media brand is focused on guidance and health curriculum products. Our Teacher’s Media brand offers a wide array of both proprietary and third party core curriculum media, including video, DVD, workbooks and posters, focused on supplementing and extending classroom learning. We also offer guidance and prevention materials for at-risk youth and play therapy tools and products focused on addressing social and emotional needs of children through a variety of well-recognized proprietary brands including Childswork/Childsplay, JayJo Books and the Bureau for At Risk Youth.

Audio Technology. We are the leading developer of educator-inspired quality audio technology products, including state of the art multi-media, audio visual and presentation equipment for the preK-12 education market. These products are marketed under the brand name Califone.

Teacher Focused Classroom Supplies. We provide a full-line offering of general supplemental educational products to teachers and curriculum specialists directly through our ClassroomDirect catalog and website.

Our Essentials offerings are focused in the following areas:

School & Classroom Essentials. We are the largest marketer of school and classroom supplies. Through our School Specialty Education Essentials catalog, which offers many of our proprietary School Smart products, we provide an extensive offering of basic supplies that are consumed in the school and classrooms. This offering includes pencils, glue, paper, crayons, scissors, stickers and classroom decorations. Our School Smart brand was launched in 2005 and includes over 1,300 products. We plan to add an additional 1,300 products under the School Smart brand by the end of fiscal 2008. These products are primarily sourced directly from low-cost, overseas manufacturers, which we believe will allow us to enhance our product offering and improve profitability. Our School Smart brand is also represented in many of our Specialty offerings.

School and Classroom Furniture & Equipment. We believe we are the largest source for school furniture in the United States, offering a full range of school-specific furniture and equipment. Our offering allows us to equip an entire facility, refurbish a specific location within a school, such as a cafeteria, gymnasium or media center, or to replace individual items such as student desks and chairs. Our Classroom Select proprietary furniture offering is a highly functional and outstanding quality classroom furniture line. We also have been granted exclusive franchises for certain furniture lines in specific territories. We also offer our proprietary service, Projects by Design, which provides turn-key needs assessment, budget analysis and project management for new construction projects.

Our product development managers apply their extensive education industry experience to design curriculum- and age-specific products to enhance the learning experience. New product ideas are reviewed with customer focus groups and advisory panels comprised of educators to ensure new offerings will be well received and meet an educational need.

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

For further information regarding our Essentials and Specialty segments, see our “Segment Information” in the notes to our consolidated financial statements.

Intellectual Property

We maintain a number of trademarks, trade names, service marks and other intangible property rights that we believe have significant value and are important to our business. Our trademarks, trade names and service marks include the following: School Specialty, Education Essentials, School Smart, Projects by Design, School Specialty Publishing, American Education Publishing, Brighter Child, Frank Schaffer, Instructional Fair, Ideal, Judy, abc School Supply, Integrations, Abilitations, Brodhead Garrett, Califone, Childcraft, ClassroomDirect, Frey Scientific, Hammond & Stephens, Premier Agendas, Sax Arts & Crafts, Sax Family & Consumer Sciences, Sportime, Sunburst Visual Media, Teacher’s Media Company, Delta Education, NeoSCI, CPO Science and EPS. We also sell products under brands we license, such as FOSS and AWARD.

Sales and Marketing

We developed our innovative two-tiered sales and marketing strategy that includes the industry’s largest sales force of approximately 700 professionals, more than 53 million annual catalog mailings and proprietary e-commerce websites. We believe our sales and marketing model is different from that of our competitors. Our strategy is to use two separate sales and marketing approaches (“bottom up” and “top down”) to reach all the prospective purchasers in the education system.

“Bottom Up.” We use the “bottom up” approach to target the classroom level decision-makers through our Specialty sales force of approximately 360 professionals, catalog mailings featuring our proprietary products and our Specialty brands and brand-specific websites. These catalogs allow teachers to choose products that are specific to their curriculum and classroom needs and may not have been purchased by school administration.

Generally, for each Specialty brand, a major catalog containing its full product offering is distributed near the end of the calendar year and during the course of the year we mail additional supplemental catalogs. Schools, teachers and curriculum specialists can also access websites for product information and purchasing. Further, we believe that by cross-marketing our Specialty brands to Essentials customers, we can achieve substantial incremental sales.

“Top Down.” Our “top down” marketing approach targets administrators through our Essentials sales force of approximately 330 professionals, the Education Essentials catalog and School Specialty Online, an e-commerce solution that enables us to generate higher internet sales than any of our competitors.

Schools typically purchase supplemental education products based on established relationships with relatively few vendors. We seek to establish and maintain these critical relationships by assigning accounts within a specific geographic territory to a local area sales representative who is supported by a centrally located customer service team. The sales representatives frequently call on existing customers to ascertain and fulfill their supplemental educational resource needs. The customer service representatives maintain contact with these customers throughout the order cycle and assist in order processing.

We have a centralized and national sales, marketing, distribution and customer service structure. We believe that this structure significantly improves our effectiveness through better sales management, resulting in higher regional penetration and significant cost savings through the reduction of distribution centers.

Projects by Design. Projects by Design is a service we provide our customers free of charge to aid in the design, building and renovation of schools. Our professional designers prepare a detailed analysis of the building and individual classrooms to optimize the layout of student and teacher desks, student lockers and other classroom equipment and fixtures. Customers have the ability to view prospective classrooms through our innovative software in order to efficiently manage the project. We believe this service makes us an attractive alternative to other furniture and school fixture suppliers.

Internet Operations. Our internet channel activities through School Specialty Online are focused on enhancing customer loyalty, driving down cost by receiving more orders electronically and creating a full customer self-service portal. Our brands are available through School Specialty Online which allows our customers a single access point for purchasing. Our systems provide functionality to meet the specific needs of school districts and school customers who generally purchase Essentials products as well as the needs of individual teachers and curriculum specialists who tend to buy Specialty products. School Specialty Online allows our customers to manage funding through the use of purchase order spending limitation, approval workflows, order management and reporting. It also includes other features that are more helpful to teachers, curriculum specialists and others with more sophisticated needs, including product search, custom catalogs and email notification, allowing users to have access to the full line of School Specialty products. In addition, we have maintained an electronic ordering system for over 15 years and offer e-commerce solutions directed exclusively at the education market. Additionally, each of our Specialty brands has a dedicated website for its own products.

Pricing. Pricing for our Essentials and Specialty product offerings varies by product and market channel. We generally offer a negotiated discount from catalog prices for products from our Education Essentials catalog and respond to quote and bid requests. The pricing structure of proprietary Specialty products offered through direct marketing is generally less subject to negotiation.

Procurement

Essentials Products. Each year, we add new items to our Education Essentials catalog. We purchase and stock these items before the catalog is released so that we can immediately satisfy customer demand. Slow-moving products are removed from the catalog and from stock to make room for better performing inventory. We typically negotiate annual supply contracts with our vendors. Contracts with larger vendors usually provide negotiated pricing and/or extended terms and often include volume discounts and rebate programs. We have exclusive distribution rights on several furniture and equipment lines.

Specialty Products. Our Specialty segment develops many proprietary products and generally outsources the manufacturing of these items. We purchase non-proprietary Specialty products in a similar manner to that of our purchasing process for Essentials products.

Global Sourcing. We have increased our gross profit while improving product quality and enhanced features by directly sourcing product through overseas channels. Increasingly, we are looking to foreign vendors to manufacture proprietary products and develop exclusive products on our behalf.

Private Label Product. We launched the School Smart brand in 2005 to build brand loyalty and leverage our global sourcing efforts. The School Smart brand strategy involves taking third party Essentials products sourced overseas, enhancing them and selling them under the School Smart brand. The program included over 1,300 products in fiscal 2006 and we plan to add an additional 1,300 products under the School Smart brand by the end of fiscal 2008. This will represent a significant portion of the Essentials segment revenue which we believe will drive margin improvement and increased profitability in this segment.

We maintain close and stable relationships with our vendors to facilitate a streamlined procurement process. At the same time, we continually review alternative supply sources in an effort to improve quality and customer satisfaction and reduce product cost. Transactions with our larger vendors are processed through an electronic procurement process. This electronic process reduces costs and improves accuracy and efficiency in our procurement and fulfillment process. When more than one of our brands buys from the same vendor, we typically negotiate one contract to fully leverage our combined purchasing power.

Logistics

We believe we have the largest and most sophisticated distribution network among our direct competitors with eight fully-automated and seamlessly-integrated distribution centers, totaling over two million square feet of operating space. We believe this network represents a significant competitive advantage for us, allowing us to reach any school in a fast and efficient fashion. We recently enhanced our distribution model, allowing most of our customers to receive their orders one day after shipment. We utilize a third-party logistics provider in China to consolidate inbound shipments, lowering our transportation and inventory storage costs.

In order to maintain the proprietary nature of some of our products, we operate four manufacturing facilities. Our Lancaster, Pennsylvania plant manufactures wood furniture for our early childhood offerings. The Bellingham, Washington; Fremont, Nebraska; and Langley, British Columbia facilities produce products for our agenda and forms offerings. Products that we manufacture accounted for less than 10 percent of sales during fiscal 2006, 2005 and 2004.

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

Our Essentials segment and certain Specialty businesses use a specialized distribution software package called System for Distributors. We have made numerous enhancements to the system that allow us to track multiple marketing promotions and utilize significant list management capabilities. Most of the remaining Specialty brands use a mail-order and catalog system from Ecometry Corporation that allows us to manage extensive customer lists and track multiple marketing offers and promotions. Our distribution centers utilize interfaced warehouse management software to manage orders from the respective business systems.

We are implementing a common ERP platform across all of our businesses over a three year period, beginning in fiscal 2007. This platform will replace most of our existing systems and primarily includes software from Oracle’s E-Business suite. By utilizing common business systems across the corporation, we expect to achieve improved business processes, reduce cycle time and enhance integration between the business units. We believe the technologies of the new systems will readily support continued growth and integration of our existing and newly-acquired businesses.

Competition

The supplemental educational products and equipment market is highly fragmented with approximately 3,300 companies providing products and equipment, many of which are family- or employee-owned, regional companies that generate annual revenues under $10 million. We also compete, to a much lesser extent, with alternate channel competitors such as office product contract stationers, office supply superstores and internet-based businesses. Their primary advantages over us include size, location, greater financial resources and purchasing power. Their primary disadvantage is that their product mix typically covers a very small portion of the school’s needs (measured by volume). We believe we compete favorably with these companies on the basis of service, product offering and customer reach.

Employees

As of June 1, 2006, we had approximately 2,800 full-time employees. To meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union and we consider our relations with our employees to be very good.

Backlog

We have no material backlog at April 29, 2006. Our customers typically purchase products on an as-needed basis.

Item 1A. Risk Factors

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

All forward-looking statements included in this Annual Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by or on behalf of us, in this Annual Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth below.

Our business depends upon the growth of the student population and school expenditures and can be adversely impacted by fixed school budgets.

Our growth strategy and profitability depend in part on growth in the student population and expenditures per student in preK-12 schools. The level of student enrollment is largely a function of demographics, while expenditures per student are affected by federal, state and local government budgets. For example, from 2002 to 2004, the industry was negatively affected by a generally weakened economic environment which placed pressure on some state and local budgets, the primary sources of school funding. This was evidenced, among other things, by the 5.7% decline in state tax revenue in 2002. In school districts in states that primarily rely on local tax proceeds for funding, significant reductions in those proceeds for any reason can restrict district expenditures and impact our results of operations. Any significant and sustained decline in student enrollment and/or expenditures per student could have a material adverse effect on our business, financial condition, and results of operations. Because school budgets are fixed on a yearly basis, any shift by schools in expenditures during a given fiscal year to areas that are not part of our business could also materially affect our business. For example, as was the case in fiscal 2006, our results were adversely affected and our organic revenues throughout our business declined in part because we believe schools unexpectedly increased their expenditures on fuel and health-related costs, and consequently decreased their spending on supplemental educational products and equipment.

If we are unable to successfully identify and integrate acquisitions, our results of operations could be adversely affected.

In recent years, a significant amount of our growth has come from acquisitions. Future growth in our revenues and earnings will be impacted by our ability to continue to acquire and successfully integrate businesses. We cannot guarantee that we will be able to identify and acquire businesses on reasonable terms or at all. If we are unable to do so, our future growth may be limited, or our revenues could decline. In addition, the integration of acquired businesses with our existing business operations presents many challenges and can demand significant attention from our key managers. The demands placed upon the time of our management team may adversely affect the operation of our existing business. Managing and integrating acquired businesses may result in substantial costs, delays, or other operating or financial problems that could materially and adversely affect our financial condition and results of operations. In addition, we may be unable to achieve the estimated cost savings associated with the integration of Delta.

Key risks involve:

•	failure to execute as well or as quickly as anticipated on our integration plans, including the integration of acquired employees, operations, technologies and products with our existing business and products;

•	retention of business relationships with suppliers and customers of the acquired business;

•	loss of key personnel of the acquired business;

•	the diversion of our management during the integration process; and

•	resistance to cultural changes in the acquired organization.

Increased costs associated with the distribution of our products would adversely affect our results of operations.

Higher than expected costs and other difficulties associated with the distribution of our products could affect our results of operations. To the extent we incur difficulties or higher than expected costs related to updating our distribution centers, such costs may have a material adverse effect on our business, financial condition and results of operations. Any disruption in our ability to service our customers may also impact our revenues or profits. Moreover, as we update our distribution model or change the product mix of our distribution centers, we may encounter unforeseen costs or difficulties that may have an adverse impact on our financial performance.

Our business is highly seasonal.

Because most of our customers want their school supplies delivered before or shortly after the commencement of the school year, we record most of our revenues from June to October. During this period, we receive, ship and bill the majority of orders for our products so that schools and teachers receive their merchandise by the start of each school year. To the extent we do not sell our products to schools during the peak shipping season, many of such sales opportunities will be lost and will not be available in subsequent quarters. Our inventory levels increase in April through June in anticipation of the peak shipping season. We usually earn more than 100% of our annual net income in the first two quarters of our fiscal year and operate at a net loss in our third and fourth fiscal quarters. This seasonality causes our operating results to vary considerably from quarter to quarter and significantly impacts our liquidity position.

If our key suppliers or service providers were unable to provide the products and services we require, our business could be adversely affected.

We depend upon a limited number of suppliers for some of our products, especially furniture and proprietary products. We also depend upon a limited number of service providers for the delivery of our products. If these suppliers or service providers are unable to provide the products or services that we require or materially increase their costs (especially during our peak season of June through October), our ability to deliver our products on a timely and profitable basis could be impaired and thus could have a material adverse effect on our business, financial condition and results of operations. Many of our agreements with our suppliers are terminable at any time or on short notice, with or without cause, and, while we consider our relationships with our suppliers to be good, we cannot assure that any or all of our relationships will not be terminated or that such relationships will continue as presently in effect.

Our business is highly competitive.

The market for supplemental educational products and equipment is highly competitive and fragmented. We estimate that over 3,300 companies market supplemental educational products and equipment to schools with preK-12 as a primary focus of their business. We also face competition from alternate channel marketers, including office supply superstores, and office product contract stationers, that have not traditionally focused on marketing supplemental educational products and equipment. Our competitors impact the prices we are able to charge and we expect to continue to face pricing pressure from our competitors in the future. These competitors are likely to continue to expand their product lines and interest in supplemental educational products and equipment. Some of these competitors have greater financial resources and buying power than we do. We believe that the supplemental educational products and equipment market will consolidate over the next several years, which could increase competition in both our markets and our search for attractive acquisition candidates. We also face increased competition and pricing pressure as a result of the accessibility of the internet.

If any of our key personnel discontinue their role with us, our business could be adversely affected.

Our business depends to a large extent on the abilities and continued efforts of current executive officers and senior management. We are also likely to depend heavily on the executive officers and senior management of businesses that we acquire in the future. If any of these people become unable or unwilling to continue in his or her role, or if we are unable to attract and retain other qualified employees, including a new chief operating officer and other key personnel, our business could be adversely affected. Although we have employment contracts with many of our executive officers, we generally do not have employment agreements with other members of our management. Other than the life insurance we have in place for our President and Chief Executive Officer, we do not have and do not intend to obtain key man life insurance covering any of our executive officers or other members of our management.

A failure to successfully implement our business strategy could materially and adversely affect our operations and growth opportunities.

Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control, and we may not be successful in implementing our strategy. In addition, the implementation of our strategy may not lead to improved operating results. We may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies due to business or competitive factors or factors not currently expected, such as unforeseen costs and expenses or events beyond our control. Any failure to successfully implement our business strategy could materially and adversely affect our results of operations and growth opportunities.

We face risks associated with our increasing emphasis on imported goods and private label products.

Increases in the cost or a disruption in the flow of our imported goods may adversely impact our revenues and profits and have an adverse impact on our cash flows. Our business strategy includes an increased emphasis on offering private label products and sourcing quality merchandise directly from low cost suppliers. As a result, we expect to rely more heavily on imported goods from China and other countries and we expect the sale of imported goods to continue to increase as a percentage of our total revenues. To the extent we rely more heavily on the sale of private label products, our potential exposure to product liability claims may increase. In addition, our reputation may become more closely tied to our private label products and may suffer to the extent our customers are not satisfied with the quality of such products. Private label products will also increase our risks associated with returns and inventory obsolescence. Our reliance on imported merchandise subjects us to a number of risks, including: (a) increased difficulties in ensuring quality control; (b) disruptions in the flow of imported goods due to factors such as raw material shortages, work stoppages, strikes, and political unrest in foreign countries; (c) problems with oceanic shipping, including shipping container shortages; (d) economic crises and international disputes; (e) increases in the cost of purchasing or shipping foreign merchandise resulting from a failure of the United States to maintain normal trade relations with China and the other countries we do business in; (f) import duties, import quotas, and other trade sanctions; and (g) increases in shipping rates imposed by the trans-Pacific shipping cartel. If imported merchandise becomes more expensive or unavailable, we may not be able to transition to alternative sources in time to meet our demands. A disruption in the flow of our imported merchandise or an increase in the cost of those goods due to these or other factors would significantly decrease our revenues and profits and have an adverse impact on our cash flows.

Currency exchange rates may impact our financial condition and results of operations and may affect the comparability of our results between financial periods.

To the extent we source merchandise from overseas manufacturers and sell products internationally, exchange rate fluctuations could have an adverse effect on our results of operations and ability to service our U.S. dollar-denominated debt. The majority of our debt will be in U.S. dollars while a portion of our revenue is derived from imported products and international sales. Therefore, fluctuations in the exchange rate of foreign currencies versus the U.S. dollar could impact our costs and revenues. In addition, for the purposes of financial reporting, any change in the value of the foreign currencies against the U.S. dollar during a given financial reporting period would result in a foreign currency loss or gain. Consequently, our reported earnings could fluctuate as a result of foreign exchange translation gains or losses and may not be comparable from period to period.

It is difficult to forecast our revenue stream given the seasonal purchasing patterns of our customers.

The seasonal purchasing patterns of our customers, and the fact that our customers typically purchase products on an as-needed basis, make it difficult for us to accurately forecast our revenue stream, which may vary significantly from period to period. Financial analysts and others that may seek to project our future performance face similar difficulties. The difficulty in accurately forecasting our revenue increases the likelihood that our financial results will differ materially from any projected financial results. Any shortfall in our financial results from our or third party projected results could cause a decline in the trading price of our common stock and our convertible subordinated notes.

We have a material amount of goodwill and intangible assets which might be written-down.

At April 29, 2006, goodwill and intangible assets represented approximately 66.1% of our total assets. Goodwill is the amount by which the costs of an acquisition exceeds the fair value of the net assets we acquire. In addition, we are required to evaluate whether our goodwill and other intangible assets have been impaired. Reductions in our net income caused by the write-down of our existing goodwill or intangible assets or any goodwill or intangible assets acquired in any future acquisition we may make could materially adversely affect our results of operations. For example, during the fourth quarter of fiscal 2006 we recorded a pre-tax impairment charge of $25.6 million related to our Visual Media business unit. Because the current valuation of Delta’s intangible assets is preliminary and is subject to adjustment, further adjustments to our intangible assets may be necessary.

Our operations are dependent on our information systems.

We have integrated the operations of most of our divisions and subsidiaries, which operate on a host system located at our Greenville, Wisconsin headquarters. In addition, there are several divisions running legacy systems hosted at their locations. All systems rely on continuous telecommunication connections to the main computers. If any of these connections becomes disrupted, or unavailable, for an extended period of time, the disruption could materially and adversely affect our business, operations and financial performance. We also continue to introduce new information systems to achieve a common processing infrastructure for all of our businesses, which will displace existing legacy systems. As we implement the new systems to the businesses, there is the possibility that it can be disruptive should the new systems not perform as expected. Even though we have taken precautions to protect ourselves from unexpected events that could interrupt new, existing and acquired business operations and systems, we cannot be sure that fire, flood or other natural disasters would not disable our systems and/or prevent them from communicating between business segments. The occurrence of any such event could have a material adverse effect on our business, results of operations and financial condition. We also confront challenges in integrating the information systems of any companies we acquire. The costs associated with performing such integrations or any disruptions resulting from a failure to successfully make any such integration could materially impact our business.

We rely on our intellectual property in the design and marketing of our products.

We rely on certain trademarks, trade names and service names, along with licenses to use and exploit certain trademarks, trade names and service names (collectively, the “marks”) in the design and marketing of some of our products. We could lose our ability to use our brands if our marks were found to be generic or non-descriptive. While no single mark is material to our business, the termination of a number of these marks could have an adverse effect on our business. We also rely on certain copyrights, patents and licenses other than those described above, the termination of which could have an adverse effect on our business.

The agreements governing our debt contain various covenants that limit our discretion in the operation of our business, could prohibit us from engaging in transactions we believe to be beneficial and could lead to the acceleration of our debt.

Our existing and future debt agreements impose and will impose operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios and restrict our ability and our subsidiaries’ ability to:

•	incur additional debt;

•	create liens;

•	make acquisitions;

•	redeem and/or prepay certain debt;

•	sell or dispose of a minority equity interest in any subsidiary or other assets;

•	make capital expenditures;

•	make certain investments;

•	enter new lines of business;

•	engage in consolidations, mergers and acquisitions;

•	repurchase or redeem capital stock;

•	guarantee obligations;

•	engage in certain transactions with affiliates; and

•	pay dividends and make other distributions.

Our amended and restated senior credit facility also requires us to comply with certain financial ratios, including a total leverage ratio, a senior leverage ratio and a minimum fixed charge coverage ratio. These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, mergers and acquisitions and other corporate opportunities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in a leased facility. The lease on this facility expires in April 2021. The facility is located at W6316 Design Drive, Greenville, Wisconsin, a combined office and warehouse facility of approximately 332,000 square feet, which also services both of our Specialty and Essentials segments. In addition, we lease or own the following principal facilities as of June 15, 2006:

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Bellingham, Washington (1)	48,000	Leased	March 31, 2011
Bellingham, Washington (1)	61,000	Leased	July 31, 2007
Bellingham, Washington (1)	22,000	Leased	October 30, 2007
Bellingham, Washington (1) (3)	14,000	Leased	—
Birmingham, Alabama (1)	25,000	Leased	October 31, 2012
Cambridge, Massachusetts (1)	18,000	Leased	July 31, 2008
Columbus, Ohio (1)	18,000	Leased	July 31, 2006
Fremont, Nebraska (1)	95,000	Leased	June 30, 2008
Fresno, California (2)	163,000	Leased	October 31, 2009
Hawthorne, New York (1)	9,000	Leased	June 30, 2008
Lancaster, Pennsylvania (2)	73,000	Leased	December 31, 2007
Langley, British Columbia (1)	9,000	Leased	August 31, 2008
Langley, British Columbia (1)	10,000	Leased	August 31, 2008
Lyons, New York (2)	195,000	Owned	—
Mansfield, Ohio (2)	315,000	Leased	November 30, 2020
Mount Joy, Pennsylvania (2)	400,000	Leased	December 31, 2024
Nashua, New Hampshire (1)	349,000	Leased	December 31, 2018
New Berlin, Wisconsin (1)	16,000	Leased	September 30, 2007
Norcross, Georgia (2)	41,000	Leased	December 31, 2010
Peabody, Massachusetts (1)	18,000	Leased	March 14, 2011
Plainview, New York (1)	27,000	Leased	June 30, 2010
Salina, Kansas (2)	115,000	Owned	—
Salina, Kansas (2)	45,000	Leased	February 28, 2007
San Fernando, California (1)	37,000	Leased	July 31, 2012
Walker, Michigan (1)	198,000	Leased	July 31, 2011

(1)	Location primarily services the Specialty segment.
(2)	Location services both business segments.
(3)	Facility lease at this location is renewed monthly.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the quarter ended April 29, 2006 to a vote of our security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 1, 2006, the following persons served as executive officers of School Specialty:

Name and Age of Officer
David J. Vander Zanden Age 51	Mr. Vander Zanden became President and Chief Executive Officer of School Specialty in September 2002, after serving as Interim Chief Executive Officer since March 2002. Mr. Vander Zanden served as President and Chief Operating Officer from March 1998 to March 2002. From 1992 to March 1998, he served as President of Ariens Company, a manufacturer of outdoor lawn and garden equipment. Mr. Vander Zanden has served as a director of School Specialty since June 1998.

Mary M. Kabacinski Age 57	Ms. Kabacinski, a Certified Public Accountant, has served as Executive Vice President and Chief Financial Officer of School Specialty since August 1999. From 1989 to 1999, she served as Senior Vice President and Chief Financial Officer for Marquette Medical Systems, a manufacturer of medical devices.

Stephen R. Christiansen Age 44	Mr. Christiansen joined School Specialty in November 2002 as Executive Vice President, Specialty Companies, following a thirteen-year tenure with Kimberly-Clark Corporation, a world-wide manufacturer of personal care and health care products, where he held progressive marketing and general management positions in the United States and Latin America.

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

	High	Low
Fiscal 2006 quarter ended
July 30, 2005	$47.00	$37.22
October 29, 2005	48.89	33.38
January 28, 2006	37.43	32.83
April 29, 2006	38.04	32.42

	High	Low
Fiscal 2005 quarter ended
July 24, 2004	$36.72	$34.08
October 23, 2004	40.86	33.49
January 22, 2005	42.69	35.72
April 30, 2005	40.05	37.02

Holders

As of June 1, 2006, there were 2,026 record holders of our common stock.

Historical Dividends

We have not declared or paid any cash dividends on our common stock to date. We currently intend to retain our future earnings to finance the growth, development and expansion of our business. Accordingly, we do not expect to pay cash dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends may be restricted or prohibited from time to time by financial covenants in our credit agreements and debt instruments. Our current credit facility contains restrictions on, and in some circumstances, may prevent our payment of dividends.

Share Repurchase Program

On June 15, 2006 we announced that our Board of Directors approved a share repurchase program, which allows us to purchase up to $50 million of our outstanding common stock. Purchases under the share repurchase program may be made from time to time in open market or privately negotiated transactions. Common stock acquired through the share repurchase program will be available for general corporate purposes.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except per share data)(1)

	Fiscal Year
	2006	2005	2004	2003	2002
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Statement of Operations Data:
Revenues	$1,015,729	$1,002,507	$907,503	$870,030	$767,387
Cost of revenues	582,617	584,475	532,824	512,167	473,407

Gross profit	433,112	418,032	374,679	357,863	293,980
Selling, general and administrative expenses	376,754	330,913	288,560	271,916	236,436
Impairment charge	26,600	—	—	—	—
Merger-related expenses	5,202	—	—	—	—

Operating income	24,556	87,119	86,119	85,947	57,544
Interest expense (net)	19,186	12,882	18,284	18,001	17,279
Other expense	4,113	2,074	1,123	1,909	3,965
Redemption costs and fees for convertible debt redemption	—	1,839	—	—	—

Income before provision for income taxes	1,257	70,324	66,712	66,037	36,300
Provision for income taxes	1,196	27,323	25,915	26,447	14,521

Net income	$61	$43,001	$40,797	$39,590	$21,779

Net income per share:
Basic	$0.00	$1.99	$2.17	$2.16	$1.22
Diluted	$0.00	$1.88	$1.94	$1.94	$1.17
Weighted average shares outstanding:
Basic	22,898	21,612	18,828	18,324	17,917
Diluted	23,739	23,910	24,125	23,378	18,633

Selected Financial Data:
Free cash flow (2)	$48,271	$25,748	$52,391	$55,376	$64,838

	April 29, 2006	April 30, 2005	April 24, 2004	April 26, 2003	April 27, 2002
Balance Sheet Data:
Working capital (3)	$34,767	$114,513	$132,001	$95,946	$77,273
Total assets	1,130,375	884,605	832,607	736,335	673,642
Long-term debt	283,629	149,680	314,104	292,844	285,592
Total debt	417,207	195,671	314,628	293,356	290,063
Shareholders’ equity	553,733	544,545	378,975	321,453	271,170

(1)	Our business has grown since 2002 through acquisitions and internal growth. For detailed information on acquisitions during fiscal years 2006, 2005 and 2004, see the “Business Combinations” note in our notes to consolidated financial statements. During fiscal 2003, we made three acquisitions for an aggregate purchase price of approximately $51.4 million, and during fiscal 2002, we made four acquisitions for an aggregate purchase price of approximately $165.6 million.
(2)

The following table discloses our free cash flow, which is considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe that certain non-GAAP financial measures, including free cash flow, are helpful when presented in conjunction with the comparable GAAP measures. Free cash flow is used as a liquidity measure that provides useful information to management, investors and other interested parties about the amount of cash generated by the business after reinvestment of cash from operations in certain expenditures. We use free cash flow as a financial metric to evaluate investing and financing alternatives. Our investors may use free cash flow as a measure of predictable and reliable cash available for investment in future acquisitions as well as to assess the Company’s ability to provide a return to its shareholders. Free cash flow is the amount of cash generated from operating activities after the acquisition of property and equipment and investment in development costs, net of proceeds from disposal of property and equipment, less the activity under our accounts receivable securitization facility, which we consider a financing instrument. This financial measure should be considered in addition to, and not as a substitute for cash flows or other measures of financial performance prepared in accordance with GAAP. Accordingly, investors should not place undue reliance on these measures. Other companies may calculate such non-GAAP measures differently. The non-GAAP measure included below has been reconciled to the most directly comparable GAAP measure, as included in our consolidated financial statements included within Item 8, “Financial Statements and Supplementary Data.” As used herein, “GAAP” refers to accounting principles generally accepted in the United States.

	Fiscal Year
	2006	2005	2004	2003	2002
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Free cash flow reconciliation:
Net cash provided by operating activities	$76,841	$52,031	$68,956	$62,966	$76,216
Additions to property and equipment	(15,694)	(23,376)	(8,974)	(11,305)	(12,110)
Investment in product development costs	(10,321)	(5,835)	(4,726)	(940)	(603)
Proceeds from disposal of property and equipment	245	128	1,135	655	1,335
Net accounts receivable securitization facility activity	(2,800)	2,800	(4,000)	4,000	—

Free cash flow	$48,271	$25,748	$52,391	$55,376	$64,838

(3)	At April 29, 2006, working capital includes the convertible subordinated notes balance of $133.0 million as a current liability. During fiscal 2006, the notes became convertible as the closing price of the Company’s stock exceeded $48.00 for the specified amount of time. The notes may be converted at any time into cash for the accreted principal amount and cash or our common stock for the balance, if any, of the obligation. Working capital at April 30, 2005 includes the balance on the revolving credit facility of $45.5 million as a current liability. Working capital for other periods reflected above excludes the balance on the revolving credit facility as it was considered long-term in nature.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”)

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes, included elsewhere in this Annual Report.

Background

We are a leading education company serving the preK-12 education market by providing products, services and ideas that enhance student achievement and development to educators and schools across the United States and Canada. We offer more than 100,000 items through an innovative two-pronged marketing approach that targets both school administrators and individual teachers.

We have grown in recent years through acquisitions and internal growth. For information on our recent acquisitions see the “Business Combinations” note in the notes to our consolidated financial statements. Our revenues for fiscal 2006 were $1.016 billion, which represented a compound annual revenue growth, including acquisitions, of 7.3% compared to our fiscal 2002 results.

Our gross margin has improved from 38.3% in fiscal 2002 to 42.6% in fiscal 2006. This improvement was due to an increase in our offering of proprietary products and increased buying power. We have acquired many Specialty businesses, which tend to have more proprietary products in their offerings and consequently higher gross margins than our Essentials businesses. The Specialty businesses have also experienced higher revenue growth than the Essentials businesses, resulting in a product mix with higher gross margins. In addition, our growth has increased our purchasing power, resulting in reduced costs of the products we purchase. Further, through the vertical acquisitions of School Specialty Publishing and Califone, we have acquired suppliers and have thereby captured the suppliers’ margins. Another factor contributing to the increase in gross margin is the direct sourcing of product through overseas channels.

Our historical operating profit and margins have been substantially impacted by the timing of our acquisitions and the integration of acquired businesses. In fiscal 2002, our operating profit and margin were $57.5 million and 7.5%, respectively. In fiscal 2006, our operating income and margin were $24.6 million and 2.4%, respectively. During fiscal 2006 we recorded $26.6 million in impairment charges related to our Visual Media business unit. On August 31, 2005, we acquired Delta Education, a seasonal business that resulted in the inclusion of their operating losses in our financial results from September through April thereby reducing our fiscal 2006 operating profit and margin. Further, we incurred integration expenses related to integrating the business and consolidation of existing operations into Delta’s operations. Fiscal 2006’s operating profit also included $5.2 million in expenses related to a terminated merger transaction.

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

Our business is highly seasonal, and the acquisitions of seasonal businesses during the off season has depressed operating and net income in the year of acquisition, the most dramatic of which were the Premier Agendas acquisition in fiscal 2002 and the Delta Education acquisition in fiscal 2006.

Results of Operations

The following table sets forth certain information as a percentage of revenues on a historical basis concerning our results of operations for the fiscal years 2006, 2005 and 2004:

	Fiscal Year
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Cost of revenues	57.4	58.3	58.7

Gross profit	42.6	41.7	41.3
Selling, general and administrative expenses	37.1	33.0	31.8
Impairment charge	2.6	—	—
Merger-related expenses	0.5	—	—

Operating income	2.4	8.7	9.5
Interest expense, net	1.9	1.3	2.0
Other expense	0.4	0.2	0.1
Redemption costs and fees for convertible debt redemption	0.0	0.2	0.0

Income before provision for income taxes	0.1	7.0	7.4
Provision for income taxes	0.1	2.7	2.9

Net income	0.0%	4.3%	4.5%

Consolidated Historical Results of Operations

Fiscal 2006 (52 weeks) Compared to Fiscal 2005 (53 weeks)

Overview of Fiscal 2006

On August 31, 2005, the Company acquired Delta Education, LLC (“Delta”) for an aggregate purchase price, net of cash acquired, of $270.3 million. The business operates from Nashua, New Hampshire and is the exclusive publisher of inquiry based hands-on science curriculum for the elementary school market developed by the University of California, Berkeley. Its products include comprehensive science kits, books, instructional materials and education software. This business was merged with our existing science business, Frey Scientific. As part of the transaction, we also acquired Delta’s Educators Publishing Service division, a supplemental publisher of reading titles for grades K-8 which integrated into our existing publishing business. The results of this acquisition have been included in the Specialty segment since the date of acquisition.

Revenues for fiscal 2006 increased 1.3% to $1.016 billion as compared to $1.003 billion in fiscal 2005. The revenue growth was driven by the acquisition of Delta, partially offset by the impact of an extra week of revenues in fiscal 2005 and a modest decline in revenues in both segments. We believe the modest decline in revenues was the result of schools unexpectedly increasing their expenditures on fuel and health-related costs, which conversely reduced funds available and consequently their spending on supplemental education products and equipment. We continued to drive our product mix to higher margin proprietary products, with the Specialty segment representing 55.7% of revenues in fiscal 2006 as compared with 53.3% in fiscal 2005. This shift in product mix to higher margin specialty products expanded gross margins to 42.6% from 41.7%.

Operating income was $24.6 million in fiscal 2006 as compared to $87.1 million in fiscal 2005. During fiscal 2006, we recorded an impairment charge related to our Visual Media business unit of $26.6 million, representing goodwill impairment of $25.6 million and product development cost impairment of $1.0 million. Fiscal 2006 also included $5.2 million in terminated merger transaction costs and an operating loss of $4.0 million from Delta, driven primarily by acquiring Delta after their peak sales season. Included in selling, general and administrative expenses in fiscal 2006 was $5.6 million of facility closure and redundancy costs primarily related to the closure of our Southaven, Mississippi facility and the integration of our Frey business into Delta; $4.3 million in excess costs related to the start-up of our Mount Joy, Pennsylvania facility and $3.0 million in costs related to the start-up of Symposium and investments in our AWARD businesses.

Revenues

Revenues increased 1.3% from $1.003 billion in fiscal 2005 to $1.016 billion in fiscal 2006. The growth in revenues was attributable to revenues from acquired businesses, partially offset by an extra week of revenues in fiscal 2005 and a modest decline in revenues of the non-acquired businesses in both segments. Specialty segment revenues increased 5.9% from $534.3 million in fiscal 2005 (which includes $17.9 million of intersegment revenues) to $565.6 million in fiscal 2006 (which includes $19.2 million of intersegment revenues). The increase in Specialty segment revenues was primarily due to acquisitions, partially offset by fiscal 2005 including an extra week and a modest decline in some Specialty businesses. Essentials segment revenues decreased 3.6% from $486.2 million in fiscal 2005 (which includes $0.2 million of intersegment revenues) to $468.8 million in fiscal 2006 (which includes $0.2 million of intersegment revenues). The decline in Essentials segment revenues was primarily the result of fiscal 2005 including an extra week, the sale of Audio Graphic Systems and a modest decline in revenues from consumable products.

Gross Profit

Gross profit increased 3.6% from $418.0 million in fiscal 2005 to $433.1 million in fiscal 2006. The increase in gross profit was primarily due to an increase in revenues and improved gross margins mainly related to a shift in revenues to the higher gross margin Specialty segment and a decrease in product costs through the direct sourcing of product from overseas channels. Gross margin improved 90 basis points to 42.6% of revenues in fiscal 2006 as compared to 41.7% of revenues in fiscal 2005. The increase in gross margin was primarily driven by an increase in sales of higher margin proprietary products by the Specialty segment as a percentage of overall sales mix, reduced costs of products associated with our global sourcing initiative and price expansion in the Essentials segment, particularly in the furniture lines. Specialty segment gross profit increased $16.4 million or 6.2% from $266.2 million in fiscal 2005 to $282.6 million in fiscal 2006. The increase in Specialty segment gross profit was due to the aforementioned increased revenues and gross margin improvement. The 20 basis point improvement in gross margin from 49.8% in fiscal 2005 to 50.0% in fiscal 2006 was primarily driven by acquired businesses, which have a higher gross margin than the average gross margin of our existing Specialty segment businesses. Essentials segment gross profit was $151.6 million in fiscal 2006 as compared with $154.6 million in fiscal 2005. The decline in gross profit in fiscal 2006 is due to reduced revenue, partially offset by gross margin expansion from 31.8% in fiscal 2005 to 32.3% in fiscal 2006, driven by improved margins in all business lines, particularly furniture.

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

SG&A increased 13.9% or $45.8 million from $330.9 million or 33.0% of revenues in fiscal 2005 to $376.8 million or 37.1% of revenues in fiscal 2006. The increase in SG&A resulted from an increase in costs associated with the off-season acquisition of Delta, $5.6 million of facility closure and redundancy costs primarily related to the closure of our Southaven, Mississippi facility and the integration of our Frey business into Delta; $4.3 million in excess costs related to the start-up of our Mount Joy, Pennsylvania facility and $3.0 million in costs related to the start-up of AWARD and Symposium. Additionally, revenues from the Specialty segment increased as a percentage of our overall revenue mix. The Specialty segment typically requires higher SG&A costs to support the proprietary product base and marketing and merchandising efforts. Partially offsetting these increases is a reduction in warehouse and transportation costs as a percent of revenues. The cost reductions have been achieved through improved operational efficiencies.

Specialty segment SG&A increased from $193.7 million in fiscal 2005 to $258.2 million in fiscal 2006, including the $26.6 million in impairment charges. Specialty segment SG&A as a percent of revenues, increased from 36.3% in fiscal 2005 to 45.7% in fiscal 2006. The increase in Specialty segment SG&A was primarily due to the $26.6 million impairment charge related to the Visual Media business, the inclusion of Delta, $4.3 million in excess costs related to the start-up of our Mount Joy, Pennsylvania facility, $5.4 million in incremental marketing costs in our Visual Media business and $3.0 million in costs related to the start-up of AWARD and Symposium. Essentials segment SG&A decreased $3.9 million from $109.6 million in fiscal 2005 to $105.7 million in fiscal 2006, representing 22.5% of revenues for both years.

Corporate SG&A increased $11.9 million from $27.6 million in fiscal 2005 to $39.5 million in fiscal 2006. The increase in corporate SG&A is due to the closure of our Southaven, Mississippi facility and planned investments in technology and marketing related initiatives.

Impairment Charge

During fiscal 2006, we recorded a $26.6 million impairment charge related to our Visual Media business unit, which is part of the Specialty segment. $25.6 million of the charge was a partial goodwill impairment ($13.0 million of goodwill remains related to the Visual Media business unit) and $1.0 million was the impairment of product development costs. The charge primarily resulted from declining financial performance of the Teacher’s Media portion of the Visual Media business.

Costs Related to the Terminated Merger of School Specialty, Inc.

During fiscal 2006, we incurred $5.2 million of merger-related expenses consisting of accounting, legal and other transaction-related costs.

Net Interest Expense

Net interest expense increased $6.3 million from $12.9 million in fiscal 2005 to $19.2 million in fiscal 2006. The increase in interest expense was due to an increase in average debt outstanding, primarily due to the acquisition of Delta, which was funded through borrowings under our credit facility, and an increase in our effective borrowing rate.

Other Expense and Convertible Debt Redemption Costs

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $4.1 million in fiscal 2006 as compared to $2.1 million in fiscal 2005. The increase in the discount and loss was due to an increase in the discount rate. In August 2004, $34.8 million in aggregate principal amount of our 6.0% convertible subordinated notes were redeemed for cash. As a result, we recorded $1.8 million of expense comprised of $1.2 million related to the premium on redemption of the notes and $0.6 million to write off deferred financing costs related to the notes.

Provision for Income Taxes

Provision for income taxes was $1.2 million in fiscal 2006 compared with $27.3 million in fiscal 2005. The decrease was due to lower pre-tax income in fiscal 2006. The effective income tax rate in fiscal 2006 was 95.1% as compared to 38.9% in fiscal 2005. The effective rate in 2006 is higher than fiscal 2005 due to the reduced pre-tax income in fiscal 2006 and the effect on the rate of foreign income taxes and permanent non-deductible tax items. Our fiscal 2005 effective income tax rate of 38.9% exceeds the federal statutory rate of 35% primarily due to the impact of state taxes.

Fiscal 2005 Compared to Fiscal 2004

Overview of Fiscal 2005

Revenues for fiscal 2005 increased 10.5% to $1.003 billion as compared to $907.5 million in fiscal 2004. The revenue growth was driven by acquisitions and internal growth in both the Essentials and Specialty segments, as well as the impact of an extra week in fiscal 2005 due to a 53-week fiscal year. In September 2004, we acquired certain assets of The Guidance Channel, which is reported as part of our Specialty segment. Including the impact of this acquisition, Specialty segment revenues grew 18.5% during fiscal 2005. In addition, Essentials segment revenues grew 3.7% through internal growth. We continued to drive our product mix to higher margin proprietary products, with the Specialty segment representing 53.3% of revenues in fiscal 2005 as compared with 49.7% in fiscal 2004. This shift in product mix to higher margin Specialty products expanded gross margins to 41.7% from 41.3%.

Operating income was $87.1 million in fiscal 2005 as compared to $86.1 million in fiscal 2004. Included in selling, general and administrative expenses in fiscal 2005 was $5.1 million of facility closure and redundancy costs primarily related to the closure of our Agawam, Massachusetts and Tempe, Arizona facilities and the opening of our new distribution center in Mount Joy, Pennsylvania. Also included in selling, general and administrative expenses in fiscal 2005 was $2.5 million of compliance costs related to Sarbanes-Oxley Section 404. Despite these factors, operating income increased $1.0 million due in part to the increased mix toward Specialty products, which typically have higher operating margins than Essentials, as well as continued efficiencies gained in warehouse and transportation costs. Net income was $43.0 million as compared to $40.8 million in fiscal 2004, reflecting contributions from acquired businesses and internal growth in existing businesses.

Revenues

Revenues increased 10.5% from $907.5 million in fiscal 2004 to $1.003 billion in fiscal 2005. The growth in revenues was primarily attributable to revenues from acquired businesses and internal growth in both the Specialty and Essentials segments, as well as the impact of an extra week in fiscal 2005 due to a 53-week fiscal year. Essentials segment revenues increased 3.7% from $468.7 million in fiscal 2004 (which includes $0.1 million of intersegment revenues) to $486.2 million in fiscal 2005 (which includes $0.2 million of intersegment revenues). The growth in Essentials segment revenues was primarily the result of an improving economic environment for preK-12 funding. Specialty segment revenues increased 18.5% from $450.9 million in fiscal 2004 (which includes $11.9 million of intersegment revenues) to $534.3 million in fiscal 2005 (which includes $17.9 million of intersegment revenues). The increase in Specialty segment revenues was primarily due to acquisitions as well as modest internal growth in existing businesses, which has been driven by the improved funding environment.

Gross Profit

Gross profit increased 11.6% from $374.7 million in fiscal 2004 to $418.0 million in fiscal 2005. The increase in gross profit was primarily due to an increase in revenues and improved gross margins mainly related to a shift in revenues to the higher gross margin Specialty segment and a decrease in product costs through the direct sourcing of product from overseas channels. Gross margin improved 40 basis points to 41.7% of revenues in fiscal 2005 as compared to 41.3% of revenues in fiscal 2004. The increase in gross margin was primarily driven by a 70 basis point improvement in Specialty segment gross margin and an increase in sales of higher margin proprietary products by the Specialty segment as a percentage of overall sales mix, partially offset by a 150 basis point decrease in Essentials segment gross margin. Essentials segment gross profit decreased $1.4 million from $156.0 million in fiscal 2004 to $154.6 million in fiscal 2005 and gross margin decreased from 33.3% to 31.8% over this same period. The decrease in Essentials segment gross margin was primarily driven by a competitive pricing environment for non-proprietary products. Specialty segment gross profit increased $45.0 million or 20.3% from $221.2 million in fiscal 2004 to $266.2 million in fiscal 2005. The increase in Specialty segment gross profit was due to increased revenues and gross margin improvement. The 70 basis point improvement in gross margin from 49.1% in fiscal 2004 to 49.8% in fiscal 2005 was primarily driven by acquired businesses, which have a higher gross margin than the average gross margin of our existing Specialty segment businesses.

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

SG&A increased 120 basis points, as a percent of revenues, from $288.6 million or 31.8% of revenues in fiscal 2004 to $330.9 million or 33.0% of revenues in fiscal 2005. The increase in SG&A primarily resulted from an increase in variable costs associated with an increase in revenues, the inclusion of SG&A expenses related to the fiscal 2004 Children’s Publishing and Califone acquisitions and the fiscal 2005 Guidance Channel acquisition and an increase in sales by the Specialty segment as a percentage of our overall revenue mix. In addition, SG&A expenses increased due to a $5.1 million charge primarily related to the consolidation of our operations through the closure of the Agawam, Massachusetts distribution center and the Tempe, Arizona facility and opening of a new distribution center in Mount Joy, Pennsylvania, and $2.5 million of compliance costs incurred related to the initial adoption of Sarbanes-Oxley Section 404. Partially offsetting these increases is a reduction in warehouse and transportation costs as a percent of revenues which have been achieved through improved operational efficiencies.

Essentials segment SG&A remained relatively consistent at $109.6 million in fiscal 2005 as compared to $108.7 million in fiscal 2004, but decreased 70 basis points as a percent of revenues from 23.2% in fiscal 2004 to

22.5% in fiscal 2005. The 70 basis point improvement was the result of maintaining a relatively consistent SG&A spending level while revenues grew $17.6 million over this same period. The consistent SG&A spending level was achieved through reduced transportation and warehouse costs of $3.3 million, resulting from supply chain optimization efforts and a reduction in consulting costs incurred related to these supply chain optimization efforts, offset by a $3.6 million increase in selling expenses, resulting primarily from the increase in revenues and a change in our sales compensation plans. Specialty segment SG&A increased $35.1 million from $158.6 million in fiscal 2004 to $193.7 million in fiscal 2005. Specialty segment SG&A as a percent of revenues increased 110 basis points from 35.2% in fiscal 2004 to 36.3% in fiscal 2005. The increase in SG&A is primarily due to an increase in variable costs associated with an increase in revenues and an increase in SG&A as a percent of revenues from acquired businesses that have not yet been fully integrated, as well as $2.7 million of facility closure and redundancy costs incurred during fiscal 2005 related to the closure of our Tempe, Arizona facility and opening of our new distribution center in Mount Joy, Pennsylvania. Corporate SG&A increased $6.4 million, primarily driven by $2.4 million of facility closure costs incurred in fiscal 2005 related to the closure of our Agawam, Massachusetts facility, as well as $2.5 million of compliance costs incurred in fiscal 2005 related to Sarbanes-Oxley Section 404.

Net Interest Expense

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

Liquidity and Capital Resources

At April 29, 2006, we had working capital of $34.8 million. Our capitalization at April 29, 2006 was $970.9 million, consisting of total debt of $417.2 million and shareholders’ equity of $553.7 million.

Our credit facility matures on February 1, 2011 and provides for $350.0 million of revolving loan availability and a $100.0 million incremental term loan availability. The amount outstanding as of April 29, 2006 in revolving and incremental term loans under the credit facility was $267.4 million and $0, respectively. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. During fiscal 2006, we borrowed under our credit facility primarily to fund the acquisition of Delta and to meet seasonal working capital requirements. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital requirements of our peak selling season. As of April 29, 2006, our effective interest rate on borrowings under our credit facility was approximately 6.15%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During fiscal

2006, we paid commitment fees on unborrowed funds under the credit facility of up to 37.5 basis points and amortized loan origination fee costs of $0.7 million related to the credit facility. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures. The company was in compliance with these covenants at April 29, 2006.

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

The 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. The notes are recorded as a current liability. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of April 29, 2006.

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

In November 2000, we entered into two sale-leaseback transactions which are accounted for as financings. Under the agreements, we recorded $18.5 million of debt, which has an effective interest rate of 8.97%, excluding amortization of related fees. The leases expire in November 2020. The amount outstanding as of April 29, 2006 under the agreements was $16.7 million.

Net cash provided by operating activities was $76.8 million in fiscal 2006 compared to $52.0 million in fiscal 2005. The $24.8 million increase in operating cash flows was primarily related to a decrease in accounts receivable driven by accelerated collections and an increase in accounts payable associated with a build of inventory in April to prepare for the heavy shipping season.

Net cash used in investing activities increased $251.4 million from $49.8 million in fiscal 2005 to $301.3 million in fiscal 2006, primarily related to fluctuations in cash paid for acquisitions. Cash paid for acquisitions increased $252.3 million from $19.2 million in fiscal 2005 to $271.6 million in fiscal 2006. Cash paid in acquisitions in fiscal 2005 represents the purchase of The Guidance Channel. Cash paid in acquisitions in fiscal 2006 primarily relates to the acquisition of Delta.

Cash flows from financing activities increased $223.0 million from $0.4 million of cash used in financing activities in fiscal 2005 to $222.6 million of cash provided by financing activities in fiscal 2006. The increase in cash provided by financing activities primarily relates to borrowings to fund the Delta acquisition. During fiscal 2005, we redeemed $34.8 million in aggregate principal amount of our 6% convertible subordinated notes which were redeemed at a premium of $1.2 million during the second quarter of fiscal 2005.

On June 15, 2006 we announced that our Board of Directors approved a share repurchase program, which allows us to purchase up to $50 million of our outstanding common stock. Purchases under the share repurchase program may be made from time to time in open market or privately negotiated transactions. Common stock acquired through the share repurchase program will be available for general corporate purposes.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the foreseeable future.

We expect our fiscal 2007 capital expenditures to be approximately $17.0 to $21.0 million and to consist primarily of computer hardware and software costs related to continued implementation of our new business systems and warehouse equipment costs. We expect our investment in product development to be approximately $13.0 to $16.0 million.

Off Balance Sheet Arrangements

We have an accounts receivable securitization facility. The facility was amended on February 1, 2006 to extend its expiration to January 31, 2007 and it may be extended further with the financial institution’s consent. In addition, the facility was amended to permit advances up to $175.0 million from July 1 through November 30 of each year, and advances up to $75.0 million from December 1 through June 30 of each year. We entered into the facility for the purpose of reducing our variable rate interest expense. At April 29, 2006, $50.0 million was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for fiscal 2006, fiscal 2005 and fiscal 2004 were $3.6 million, $2.1 million and $1.2 million, respectively. These costs are included in other expenses in our consolidated statement of operations.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of April 29, 2006:

	Payments Due (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$375,841	$18,432	$36,863	$300,189	$20,356
Convertible subordinated notes (2)	134,223	134,223	—	—	—
Capital lease obligations	156	74	60	22	—
Operating lease obligations	73,515	10,271	14,963	12,161	36,120
Purchase obligations (3)	—	—	—	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP	390	100	290	—	—

Total contractual obligations	$584,125	$163,100	$52,176	$312,372	$56,476

(1)	Debt obligations includes principal and interest payments on our credit facility and sale-leaseback obligations, and assumes these obligations remain outstanding until maturity at current or contractually defined interest rates.
(2)	Convertible subordinated notes are recorded as a current liability at April 29, 2006. During fiscal 2006 the notes became convertible and may be surrendered for conversion at any time. The amount reflected includes principal and accrued interest as of the balance sheet date. If the notes are held to maturity in 2023, our obligation, including interest at current rates and accreted principal, is $241.8 million.
(3)	As of April 29, 2006, we did not have any material long-term purchase obligations. The short-term purchase obligations the Company had as of April 29, 2006 were primarily for the purchase of inventory in the normal course of business.

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

The following table sets forth certain unaudited consolidated quarterly financial data for fiscal years 2006 and 2005 (in thousands, except per share data). We derived this quarterly data from our unaudited consolidated financial statements.

	Fiscal 2006 (1)
	First	Second	Third	Fourth	Total
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$358,037	$344,365	$132,476	$180,851	$1,015,729
Gross profit	157,184	146,391	53,067	76,470	433,112
Operating income (loss)	59,553	39,719	(29,811)	(44,905)	24,556
Net income (loss)	34,596	20,568	(22,524)	(32,579)	61

Per share amounts:
Basic	$1.51	$0.90	$(0.98)	$(1.42)	$0.00
Diluted	$1.44	$0.85	$(0.98)	$(1.42)	$0.00

	Fiscal 2005 (1)
	First	Second	Third	Fourth	Total
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)	(53 weeks)
Revenues	$337,759	$361,458	$128,120	$175,170	$1,002,507
Gross profit	145,404	146,209	52,165	74,254	418,032
Operating income (loss)	57,117	55,418	(15,416)	(10,000)	87,119
Net income (loss)	32,000	30,559	(11,207)	(8,351)	43,001

Per share amounts:
Basic	$1.68	$1.41	$(0.49)	$(0.37)	$1.99
Diluted	$1.37	$1.30	$(0.49)	$(0.37)	$1.88

(1)	On August 31, 2005, we acquired Delta Education, a seasonal business that generated operating and net losses during the third and fourth quarters of fiscal 2006. In the fourth quarter of fiscal 2006, we recorded a $26.6 million (pre-tax) impairment charge related to our Visual Medial business unit.

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

Catalog Costs and Related Amortization

We spend over $40.0 million annually to produce and distribute catalogs. We accumulate all direct costs incurred, net of vendor cooperative advertising payments, in the development, production and circulation of our catalogs on our balance sheet until such time as the related catalog is mailed. They are subsequently amortized into SG&A over the expected sales realization cycle, which is one year or less. Consequently, any difference between our estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. Our estimate of the expected sales realization cycle for a particular catalog is based on, among other possible considerations, our historical sales experience with identical or similar catalogs and our assessment of prevailing economic conditions and various competitive factors. We track our subsequent sales realization, reassess the marketplace, and compare our findings to our previous estimate and adjust the amortization of our future catalogs, if necessary.

Development Costs

We accumulate external and certain internal costs incurred in the development of our products which can include a master copy of a book, video or other media, on our balance sheet. As of April 29, 2006, we had $22.8 million in net development costs on our balance sheet. A majority of these costs are associated with our publishing, science and visual media businesses. The capitalized development costs are subsequently amortized into cost of revenues over the expected sales realization cycle of the products, which is typically five years. During fiscal 2006, we amortized to expense $4.6 million related to development costs. We continue to monitor the expected sales realization cycle for each product, and will adjust the remaining expected life of the development costs or recognize an impairment, if warranted. During fiscal 2006 we recorded a $1.0 million impairment charge related to product development costs at our Visual Media business unit.

Goodwill and Intangible Assets, and Long-Lived Assets

At April 29, 2006, goodwill and intangible assets represented approximately 66.1% of our total assets. Determining the recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired.

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

During fiscal 2006, we recorded a $25.6 million partial goodwill impairment charge related to our Visual Media business unit. The impairment was the result of deteriorating financial performance, particularly in the Teacher’s Media offering. School Specialty Visual Media has remaining goodwill and intangible asset values of $13.0 million and $11.1 million, respectively. If the business unit does not perform as expected, it is possible that additional impairments to goodwill and intangible assets could occur.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Our borrowings under our credit facility and our discount expense related to our accounts receivable securitization are primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to average 100 basis points higher during fiscal 2006, pre-tax earnings would have decreased by approximately $2.5 million. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding and the average advanced under the accounts receivable securitization facility during fiscal 2006. The estimated fair value of long-term debt approximated its carrying value at April 29, 2006, with the exception of our convertible debt which at April 29, 2006 had a carrying value of $133.0 million and a fair market value of $136.2 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

    School Specialty, Inc.

Greenville, Wisconsin

We have audited the accompanying consolidated balance sheets of School Specialty, Inc., and subsidiaries (the “Company”) as of April 29, 2006 and April 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 29, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of School Specialty, Inc. and subsidiaries as of April 29, 2006 and April 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 5, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

July 5, 2006

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 29, 2006	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,403	$4,193
Accounts receivable, less allowance for doubtful accounts of $3,880 and $4,065, respectively	60,553	60,374
Inventories	158,892	137,578
Deferred catalog costs	21,139	18,930
Prepaid expenses and other current assets	17,415	14,491
Refundable federal income taxes	11,264	6,051
Deferred taxes	7,097	7,853

Total current assets	278,763	249,470
Property, plant and equipment, net	76,774	73,264
Goodwill	582,451	479,513
Intangible assets, net	164,790	62,586
Development costs and other	27,597	19,772

Total assets	$1,130,375	$884,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$133,578	$45,991
Accounts payable	74,919	56,792
Accrued compensation	11,781	10,034
Deferred revenue	4,133	4,888
Other accrued liabilities	19,585	17,252

Total current liabilities	243,996	134,957
Long-term debt - less current maturities	283,629	149,680
Deferred taxes	48,627	54,607
Other liabilities	390	816

Total liabilities	576,642	340,060

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized and 22,962,111 and 22,851,225 shares issued and outstanding, respectively	23	23
Capital paid-in excess of par value	352,865	349,421
Accumulated other comprehensive income	14,692	9,009
Retained earnings	186,153	186,092

Total shareholders’ equity	553,733	544,545

Total liabilities and shareholders’ equity	$1,130,375	$884,605

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	For the Fiscal Year Ended
	April 29, 2006	April 30, 2005	April 24, 2004
	(52 weeks)	(53 weeks)	(52 weeks)
Revenues	$1,015,729	$1,002,507	$907,503
Cost of revenues	582,617	584,475	532,824

Gross profit	433,112	418,032	374,679
Selling, general and administrative expenses	376,754	330,913	288,560
Impairment charge	26,600	—	—
Merger-related expenses	5,202	—	—

Operating income	24,556	87,119	86,119

Other (income) expense:
Interest expense	19,314	13,058	18,351
Interest income	(128)	(176)	(67)
Other	4,113	2,074	1,123
Redemption costs and fees for convertible debt redemption	—	1,839	—

Income before provision for income taxes	1,257	70,324	66,712
Provision for income taxes	1,196	27,323	25,915

Net income	$61	$43,001	$40,797

Weighted average shares outstanding:
Basic	22,898	21,612	18,828
Diluted	23,739	23,910	24,125

Net income per share:
Basic	$0.00	$1.99	$2.17
Diluted	$0.00	$1.88	$1.94

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands)

	Common Stock		Capital Paid-in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income
	Shares	Dollars
Balance at April 26, 2003	18,435	$18	$215,992	$3,149	$102,294	$321,453
Issuance of common stock in conjunction with stock option exercises	635	1	11,710	—	—	11,711
Tax benefit on option exercises	—	—	2,556	—	—	2,556
Foreign currency translation adjustment	—	—	—	2,458	—	2,458	$2,458
Net income	—	—	—	—	40,797	40,797	40,797

Total comprehensive income							$43,255

Balance at April 24, 2004	19,070	19	230,258	5,607	143,091	378,975
Issuance of common stock in conjunction with stock option exercises	230	—	5,375	—	—	5,375
Tax benefit on option exercises	—	—	1,252	—	—	1,252
Issuance of common stock in conjunction with conversion of convertible debt	3,551	4	114,653	—	—	114,657
Unamortized deferred financing fees related to conversion of convertible debt	—	—	(2,117)	—	—	(2,117)
Foreign currency translation adjustment	—	—	—	3,402	—	3,402	$3,402
Net income	—	—	—	—	43,001	43,001	43,001

Total comprehensive income							$46,403

Balance at April 30, 2005	22,851	23	349,421	9,009	186,092	544,545
Issuance of common stock in conjunction with stock option exercises	111	—	2,871	—	—	2,871
Tax benefit on option exercises	—	—	573	—	—	573
Foreign currency translation adjustment	—	—	—	5,683	—	5,683	$5,683
Net income	—	—	—	—	61	61	61

Total comprehensive income							$5,744

Balance at April 29, 2006	22,962	$23	$352,865	$14,692	$186,153	$553,733

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fiscal Year Ended
	April 29, 2006	April 30, 2005	April 24, 2004
	(52 weeks)	(53 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$61	$43,001	$40,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	23,382	18,119	17,905
Amortization of development costs	4,610	4,418	1,717
Impairment Charge	26,600	—	—
Amortization of debt fees and other	1,493	1,405	2,677
Deferred taxes	(3,887)	11,639	8,647
Loss on redemption of convertible debt	—	1,839	—
Loss (gain) on disposal of property, equipment and other	424	152	(15)
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Net (repayments) borrowings under accounts receivable securitization facility	2,800	(2,800)	4,000
Accounts receivable	22,313	(2,682)	4,601
Inventories	601	(890)	(5,068)
Deferred catalog costs	469	(2,254)	1,867
Prepaid expenses and other current assets	(7,087)	(8,314)	(2,828)
Accounts payable	11,802	(3,358)	(5,562)
Accrued liabilities	(6,740)	(8,244)	218

Net cash provided by operating activities	76,841	52,031	68,956

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(271,560)	(19,219)	(89,273)
Additions to property, plant and equipment	(15,694)	(23,376)	(8,974)
Investment in intangible and other assets	(4,391)	(1,710)	—
Investment in product development costs	(10,321)	(5,835)	(4,726)
Proceeds from business dispositions, net of cash disposed	453	193	4,026
Proceeds from disposal of property, plant and equipment	245	128	1,135

Net cash used in investing activities	(301,268)	(49,819)	(97,812)

Cash flows from financing activities:
Proceeds from bank borrowings	2,275,000	540,900	349,900
Repayment of debt and capital leases	(2,053,574)	(510,360)	(461,730)
Proceeds from convertible debt offering	—	—	133,000
Redemption of convertible debt	—	(34,843)	—
Premium on redemption of convertible debt	—	(1,195)	—
Payment of debt fees and other	(1,660)	(265)	(4,045)
Proceeds from exercise of stock options	2,871	5,375	11,711

Net cash provided by (used in) financing activities	222,637	(388)	28,836

Net (decrease) increase in cash and cash equivalents	(1,790)	1,824	(20)
Cash and cash equivalents, beginning of period	4,193	2,369	2,389

Cash and cash equivalents, end of period	$2,403	$4,193	$2,369

Supplemental disclosures of cash flow information:
Interest paid	$17,703	$13,520	$15,673
Income taxes paid	$10,344	$17,506	$18,248

Non-cash financing activities:
Conversion of convertible debt into common stock	$—	$112,540	$—

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In Thousands)

The Company paid cash in connection with certain business combinations accounted for under the purchase method in the fiscal years ended April 29, 2006, April 30, 2005, and April 24, 2004. The fair values of the assets and liabilities of the acquired companies are presented as follows:

	For the Fiscal Year Ended
	April 29, 2006	April 30, 2005	April 24, 2004
	(52 weeks)	(53 weeks)	(52 weeks)
Accounts receivable	$24,829	$1,339	$13,526
Inventories	22,139	2,228	30,492
Current deferred tax assets	—	—	2,044
Prepaid expenses and other current assets	3,785	1,180	9,337
Property, plant and equipment	4,042	257	6,770
Goodwill	124,041	6,004	28,242
Intangible assets	109,326	10,829	16,071
Other assets	118	132	—
Short-term debt and capital lease obligations	(25)	(3)	(6)
Accounts payable	(6,934)	(1,802)	(6,903)
Accrued liabilities	(9,586)	(1,120)	(4,220)
Long-term debt and capital lease obligations	(85)	—	(96)
Long-term deferred tax liabilities	—	—	(5,971)
Other liabilities	(190)	—	—

Net assets acquired (1)	$271,460	$19,044	$89,286

(1)	Fiscal 2006 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes a deferred purchase price payment of $100 related to the October 2001 acquisition of Premier Science. Fiscal 2005 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes the payment of $75 to the selling shareholders of Select Agendas and a deferred purchase price payment of $100 related to the October 2001 acquisition of Premier Science. Fiscal 2004 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes a deferred purchase price payment of $100 related to Premier Science, offset by purchase price adjustments of $113 related to previous acquisitions.

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

School Specialty, Inc. (the “Company”) is an education company, serving the preK-12 market, with leading brands that provide educators with innovative and proprietary products, programs and services designed to help educators engage and inspire students of all ages and abilities, with operations primarily in the United States and Canada.

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

Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in April in each year. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2006,” “fiscal 2005” and “fiscal 2004” refer to the Company’s fiscal years ended April 29, 2006, April 30, 2005 and April 24, 2004, respectively. All fiscal years reported represent 52 weeks with the exception of fiscal 2005 which had 53 weeks.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Certain intangible assets including a perpetual license agreement and various trademarks and tradenames are estimated to have indefinite lives and are not subject to amortization. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not subject to amortization but rather must be tested for impairment annually or more frequently if events or circumstances indicate they might be impaired. The Company performs the annual impairment test during the first quarter of each fiscal year. Amortizable intangible assets include customer relationships, publishing rights, non-compete agreements, trademarks and tradenames, order backlog and copyrights and are being amortized over their estimated useful lives. During fiscal 2006, the Company recorded a $25,600 goodwill impairment charge related to the Visual Media business unit.

Development Costs

Development costs represent external and internal costs incurred in the development of a master copy of a book, workbook, video or other supplemental educational materials and products. The Company capitalizes development costs and amortizes these costs into costs of revenues over their estimated useful lives in amounts proportionate to expected revenues. At April 29, 2006 and April 30, 2005, net development costs totaled $22,783 and $14,749, respectively, and are included as a component of development costs and other assets in the consolidated balance sheets.

Impairment of Long-Lived Assets

As required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment, definite-lived intangible assets and development costs for impairment if events or circumstances indicate an asset might be impaired. The Company assesses impairment based on undiscounted cash flows and records any impairment based on estimated fair value determined using discounted cash flows. The Company recorded a $1,000 impairment charge in fiscal 2006 related to the product development asset at its Visual Media business unit.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, including retained interests in securitized receivables, accounts payable, and accrued liabilities approximate fair value given the short maturity of these instruments. The estimated fair value of the credit facility approximated its carrying value at April 29, 2006 and April 30, 2005 given the variable interest rates included with this facility. The Company’s convertible debt had a carrying value of $133,000 and a fair market value of $136,159 at April 29, 2006, and a carrying value of $133,000 and a fair market value of $142,643 at April 30, 2005, as determined using the closing bid prices as reported on the National Association of Securities Dealers, Inc.’s Portal Market on April 30, 2006 and April 29, 2005, respectively. The Company’s sale-leaseback obligations had a carrying value of $16,663 and $17,075 and a fair market value of $17,342 and $18,624 at April 29, 2006 and April 30, 2005, respectively, as determined using estimated interest rates available at April 29, 2006 and April 30, 2005 for similar long-term borrowings.

Income Taxes

Income taxes have been computed utilizing the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

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

Concentration of Credit Risks

The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are school districts and schools. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2006, 2005 and 2004, no customer represented more than 10% of revenues or accounts receivable.

Vendor Rebates

Vendor rebates relating to product purchases are recognized as a reduction in cost of revenues over the estimated period the related products are sold.

Deferred Catalog Costs

Deferred catalog costs represent costs which have been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. Deferred catalog costs are amortized in amounts proportionate to expected revenues over the life of the catalog, which is one year or less. Amortization expense related to deferred catalog costs is included in the consolidated statements of operations as a component of selling, general and administrative expenses. Such amortization expense for fiscal years 2006, 2005 and 2004 was $44,749, $34,086 and $33,084, respectively.

Restructuring

The Company accounts for restructuring costs associated with the closure or disposal of distribution centers in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” During fiscal 2006, $4,002 of expenses related to severance and lease costs was incurred. At April 29, 2006, there was $2,329 of accrued restructuring costs recorded in other accrued liabilities on the consolidated balance sheet primarily related to lease exit costs of the Southaven, Mississippi distribution center that have no future benefit to the Company.

Shipping and Handling Costs

The Company accounts for shipping and handling costs billed to customers as a component of revenues. The Company accounts for shipping and handling costs incurred as a cost of revenues for shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

shipping and handling costs incurred as a selling, general and administrative expense. The amount of shipping and handling costs included in selling, general and administrative expenses for fiscal years 2006, 2005 and 2004 was $46,726, $42,675 and $40,364, respectively.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Amounts in the statements of operations have been translated using the weighted average exchange rate for the year. Resulting translation adjustments are included in foreign currency translation adjustment within other comprehensive income.

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

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(52 weeks)	(53 weeks)	(52 weeks)
Net income, as reported	$61	$43,001	$40,797
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,860)	(3,008)	(2,682)

Pro forma net (loss) income	$(2,799)	$39,993	$38,115

EPS:
As reported:
Basic	$0.00	$1.99	$2.17
Diluted	$0.00	$1.88	$1.94
Pro forma:
Basic	$(0.12)	$1.85	$2.02
Diluted	$(0.12)	$1.75	$1.82

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Expected life of option	5.5 years	5.5 years	6.6 years
Risk free interest rate	4.40%	3.90%	3.19%
Expected volatility of stock	38.30%	48.73%	51.78%

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS No. 123R”), which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R will be effective for the Company’s employee stock plans in the first quarter of fiscal 2007. The Company plans to use the “modified prospective method” and is currently evaluating the impact of adopting this standard.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

Reclassifications

Certain amounts previously reported, such as refundable federal income taxes, have been reclassified to conform with the current year presentation. The reclassification had no impact on net income or earnings per share.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, including the range of useful lives, excluding goodwill:

April 29, 2006	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (11 to 17 years)	$70,202	$(10,629)	$59,573
Publishing rights (10 years)	33,200	(2,213)	30,987
Non-compete agreements (3.5 to 10 years)	6,985	(3,764)	3,221
Copyrighted materials (23 years)	7,100	(514)	6,586
Tradenames and trademarks (5 to 30 years)	4,436	(302)	4,134
Order backlog and other (less than 1 to 10 years)	1,729	(432)	1,297

Total amortizable intangible assets	123,652	(17,854)	105,798
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	46,292	—	46,292

Total non-amortizable intangible assets	58,992	—	58,992

Total intangible assets	$182,644	$(17,854)	$164,790

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

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

Intangible asset amortization expense included in selling, general and administrative expenses for fiscal years 2006, 2005 and 2004 was $7,651, $3,877 and $3,636, respectively.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is:

2007	$9,537
2008	9,381
2009	9,132
2010	9,061
2011	9,061

The following information presents changes to goodwill during the two-year period ended April 29, 2006:

Segment	Balance at April 24, 2004	Fiscal 2005 Acquisitions	Adjustments	Balance at April 30, 2005	Fiscal 2006 Acquisitions	Adjustments	Balance at April 29, 2006
Specialty	$296,896	$6,004	$11,470	$314,370	$124,041	$(21,103)	$417,308
Essentials	165,143	—	—	165,143	—	—	165,143

Total	$462,039	$6,004	$11,470	$479,513	$124,041	$(21,103)	$582,451

The Specialty segment adjustments during fiscal 2005 of $11,470 are comprised of $3,014 related to foreign currency translation, $7,656 related to final purchase accounting adjustments for Children’s Publishing, $576 related to final purchase accounting adjustments for Select Agendas, $124 related to final purchase accounting adjustments for Califone and $100 for a deferred purchase price payment related to the October 2001 acquisition of Premier Science. The Specialty segment adjustments during fiscal 2006 of $(21,103) are comprised of a $(25,600) impairment charge, $4,747 related to foreign currency translation, $100 for a deferred purchase price payment related to the October 2001 acquisition of Premier Science and $(350) related to final purchase accounting adjustments.

As a result of the deteriorating financial performance of the Visual Media business unit during fiscal 2006’s fourth quarter, particularly the video line, the Company updated the goodwill impairment test. Utilizing updated

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

operating profit and cash flow assumptions, related to the Visual Media business unit of the Company recorded a $25,600 goodwill impairment charge. After this impairment charge, $13,000 in goodwill, $300 in non-amortizable intangible assets and $10,800 of amortizable intangible assets remain related to this business unit. If the business does not perform as expected, it is possible that additional impairments to the remaining goodwill and intangible assets could occur. We prepared a fair value assessment of the reporting unit using a discounted cash flow approach which includes judgments regarding financial projections, including forecasted cash flows and discount rates, and comparable market values. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the estimated recoverability, or impairment, if any, of the asset.

NOTE 4—BUSINESS COMBINATIONS

Fiscal 2006

On December 14, 2005, the Company acquired certain assets of The Speech Bin, Inc. (“Speech Bin”) for an aggregate purchase price of $1,150. This transaction was funded in cash through borrowings under the Company’s credit facility. The Speech Bin offers books, products and tools to help educators in the special needs market, focusing on speech and language. This business will be integrated into the Company’s Abilitations offering, giving Abilitations a focused vehicle to expand into this segment of the special needs market. The purchase price allocation resulted in $856 of acquired tradenames, which are deductible for tax purposes, with amortizable lives of 10 years. The results of this acquisition have been included in the Specialty segment since the date of acquisition.

On August 31, 2005, the Company acquired all of the membership interests of Delta Education, LLC (“Delta”) from Wicks Learning Group, LLC, an affiliate of the Wicks Group of Companies L.L.C., a New York-based private equity firm, for an aggregate purchase price, net of cash acquired, of $270,310. The transaction was funded in cash through borrowings under the Company’s credit facility as well as through a $100,000 term loan facility, both of which were subsequently replaced by the Company’s Amended and Restated Credit Agreement. The business operates primarily from Nashua, New Hampshire and is the exclusive publisher of inquiry based hands-on science curriculum for the elementary school market developed by the University of California, Berkeley. Its products include comprehensive science kits, books, instructional materials and education software. As part of the transaction, the Company also acquired Delta’s Educators Publishing Service division, a supplemental publisher of reading titles for grades K-8. The Delta business complements the Company’s Frey Scientific brand, and the Educators Publishing Service division enhances the offerings of the School Specialty Publishing division. The preliminary purchase price allocation resulted in goodwill of $124,041, which is deductible for tax purposes. The results of this acquisition have been included in the Specialty segment since the date of acquisition.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

The Company has engaged a third party to assist the Company in the valuation of Delta’s intangible assets. The valuation is preliminary as of the balance sheet date due to the gathering of additional information relevant to valuation of the intangible assets. The valuation of the intangible assets is expected to be finalized during the first or second quarters of fiscal 2007 as additional information is gathered and analyzed. Details of Delta’s preliminary acquired intangible assets, which are deductible for tax purposes, are as follows:

Acquired Intangibles	Allocated Value	Amortizable Life
Amortizable intangibles:
Customer relationships	$31,100	15 years
Publishing rights	33,200	10 years

Total	64,300
Non-amortizable intangibles:
Tradenames and trademarks	44,170	N/A

Total acquired intangibles	$108,470

Fiscal 2005

On September 1, 2004, the Company acquired certain assets of The Guidance Channel, Inc. and its subsidiaries or related companies (“Guidance Channel”), for an aggregate purchase price of $18,769. This transaction was funded in cash through borrowings under the Company’s credit facility. The business, an educational publishing and media company, operates from Plainview, New York. The acquisition created synergies with our existing Visual Media business (primarily Teacher’s Media Company and Sunburst Visual Media brands). The purchase price allocation resulted in goodwill of $6,020, which is deductible for tax purposes. The results of this acquisition have been included in the Specialty segment since the date of acquisition.

The Company engaged a third-party to assist in the valuation of the Guidance Channel’s intangible assets, which are as follows:

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

On January 16, 2004, the Company acquired the stock of Califone Holding Inc., the parent of Califone International, Inc. (collectively “Califone”) for an aggregate purchase price, net of cash acquired, of $26,454. This transaction was funded in cash through borrowings under the Company’s credit facility. The business operates from Chatsworth, California and is the leading developer of quality sound presentation systems including state of the art multimedia, audio-visual and presentation equipment for schools and industry. The acquisition added proprietary sound presentation systems to the Company’s resource offerings. The purchase price allocation resulted in goodwill of $14,853, most of which is not deductible for tax purposes. The results of this acquisition have been included in the Specialty segment since the date of acquisition.

The Company engaged a third-party to assist in the valuation of Califone’s intangible assets, which are as follows:

Acquired Intangibles	Allocated Value	Amortization Life
Customer relationships	$9,800	17 years
Tradenames	2,100	30 years
Non-compete agreements	650	3.5 years
Order backlog	27	6 months

Total acquired intangibles	$12,577

On January 30, 2004, the Company acquired select assets of the Children’s Publishing business of McGraw-Hill Education, a division of The McGraw-Hill Companies, for an aggregate purchase price of $45,684. This transaction was funded with cash on hand and from borrowings under the Company’s credit facility. The business, renamed School Specialty Publishing, operates from Columbus, Ohio, and Grand Rapids, Michigan, and develops, produces, markets and distributes supplemental education materials. The acquisition added proprietary education titles to the Company’s resource offerings, and also complemented our Childcraft division’s publishing efforts. During fiscal 2005, the Company closed two School Specialty Publishing warehouses in Walker, Michigan. In conjunction with these closures, the Company recorded purchase accounting adjustments of $2,500 for ongoing rent, utilities and operating costs related to the closed facilities. The purchase price allocation resulted in goodwill of $7,656. The results of this acquisition have been included in the Specialty segment since the date of acquisition.

The following information presents the unaudited pro forma results of operations of the Company for fiscal 2006 and 2005, and includes the Company’s consolidated results of operations and the results of the companies acquired during fiscal 2006 and fiscal 2005 as if all such purchase acquisitions had been made at the beginning of fiscal 2005. The results presented below include certain pro forma adjustments to reflect the amortization of certain amortizable intangible assets, adjustments to interest expense, and the inclusion of an income tax provision on all earnings:

	Fiscal 2006	Fiscal 2005
	(52 weeks)	(53 weeks)
Revenue	$1,072,351	$1,100,618
Net income	7,768	40,358
Net income per share:
Basic	$0.34	$1.87
Diluted	$0.33	$1.77

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

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

NOTE 5—BUSINESS DISPOSITION

On January 30, 2006, the Company sold its Audio Graphics division, a distributor of audio visual equipment to schools in the California market. Audio Graphics division was part of the Essentials segment and generated annual revenues of approximately $10,000, with breakeven results from operations. Because the division was sold at book value no gain or loss was recognized.

On February 29, 2004, the Company sold the stock of Living & Learning, Ltd., a division based in the United Kingdom of the Children’s Publishing business, which was acquired on January 30, 2004, for a net sale price of $4,219. The Company received cash proceeds of $4,026 during fiscal 2004, and the remaining balance due of $193 was received during fiscal 2005.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 29, 2006	April 30, 2005
Land	$502	$502
Projects in progress	8,021	4,490
Buildings and leasehold improvements	33,096	30,307
Furniture, fixtures and other	64,305	56,988
Machinery and warehouse equipment	41,892	38,071

Total property, plant and equipment	147,816	130,358
Less: Accumulated depreciation	(71,042)	(57,094)

Net property, plant and equipment	$76,774	$73,264

Depreciation expense for fiscal years 2006, 2005 and 2004 was $15,645, $14,242 and $14,079, respectively.

NOTE 7—DEBT

Long-Term Debt

Long-term debt consists of the following:

	April 29, 2006	April 30, 2005
Amended and Restated Credit Agreement, maturing in 2011	$267,400	$45,500
3.75% Convertible Subordinated Notes due 2023	133,000	133,000
Sale-leaseback obligations, effective rate of 8.97%, expiring in 2020	16,663	17,075
Capital lease obligations	144	96

Total debt	417,207	195,671
Less: Current maturities	(133,578)	(45,991)

Total long-term debt	$283,629	$149,680

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement which replaced the existing credit facility and the $100,000 term loan used as partial financing for the Delta acquisition. The Amended and Restated Credit Agreement matures on February 1, 2011 and provides for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also pays a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at April 29, 2006. The effective interest rate under the credit facility for fiscal 2006 was 6.78%, which includes amortization of the loan origination fees of $658 and commitment fees on unborrowed funds of $464. The effective interest rate under the credit facility for fiscal 2005 was 8.44%, which includes amortization of the loan origination fees of $498 and commitment fees on unborrowed funds of $891. As of April 29, 2006, $267,400 was outstanding on the revolving loan, and no borrowings were made on the term loan during fiscal 2006.

During 2001, the Company sold an aggregate principal amount of $149,500 of 6.0% convertible subordinated notes that were due in 2008. During 2004, the Company called the notes for redemption. Prior to redemption, certain holders of the notes exercised their right to convert $114,657 in aggregate principal amount of the notes into 3,551 shares of the Company’s common stock. The remaining $34,843 in aggregate principal amount of these notes were redeemed for the contractual redemption price of $36,038. The Company recognized pre-tax expense of $1,839 in fiscal 2005 related to the write-off of deferred financing costs of $644 and the premium upon redemption of the notes of $1,195. An additional $2,117 of unamortized deferred financing fees was charged to capital paid-in excess of par value related to this conversion.

During 2003, the Company sold an aggregate principal amount of $133,000 of convertible subordinated notes due in 2023. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. The notes carry an annual interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company will make additional payments of interest commencing August 1, 2008. The notes became convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share during fiscal 2006 and are recorded as a current liability. Holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of April 29, 2006.

The Company entered into two sale-leaseback transactions during fiscal 2001 which are accounted for as financings due to a technical default provision within the leases which could allow, under remote circumstances, for continuing ownership involvement by the Company in the two properties.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

Maturities of Long-Term Debt

Maturities of long-term debt, including capital lease obligations, for subsequent fiscal years, are as follows:

2007	$133,578
2008	589
2009	629
2010	679
2011	268,173
Thereafter	13,559

Total maturities of long-term debt	$417,207

NOTE 8—SECURITIZATION OF ACCOUNTS RECEIVABLE

The Company and certain of its U.S. subsidiaries entered into an agreement (the “Receivables Facility”) in November 2000 with a financial institution whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed New School, Inc. (“NSI”), a wholly-owned, special purpose, bankruptcy-remote subsidiary. As such, the assets of NSI will be available first and foremost to satisfy the claims of the creditors of NSI. NSI was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. Under the Receivables Facility, the Company and certain subsidiaries transfer without recourse all their accounts receivables to NSI. NSI, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. The Company receives a fee from the financial institution for billing and collection functions, which remain the responsibility of the Company that approximates fair value. The facility was amended on February 1, 2006 to extend its expiration to January 31, 2007 and it may be extended further with the financial institution’s consent. In addition, the facility was amended to permit advances up to $175,000 from July 1 through November 30 of each year, and advances up to $75,000 from December 1 through June 30 of each year. The Company’s retained interests in the receivables sold are recorded at fair value, which approximates cost, due to the short-term nature of the receivables sold.

This two-step transaction is accounted for as a sale of receivables under the provision of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” There was $50,000 advanced under the Receivables Facility at April 29, 2006 and $47,200 advanced at April 30, 2005, accordingly, these amounts of accounts receivable have been removed from the consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $3,592, $2,070 and $1,183 and are included in other expenses in the consolidated statement of operations for fiscal years 2006, 2005 and 2004, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

NOTE 9—INCOME TAXES

The provision for income taxes consists of:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(52 weeks)	(53 weeks)	(52 weeks)
Current income tax expense:
Federal	$339	$11,228	$13,745
State	2,261	2,776	2,224
Foreign	2,483	1,680	1,299

Total current income tax expense	5,083	15,684	17,268
Deferred income tax expense	(3,887)	11,639	8,647

Total provision for income taxes	$1,196	$27,323	$25,915

Deferred taxes are comprised of the following:

	April 29, 2006	April 30, 2005
Current deferred tax assets:
Inventory	$4,152	$4,639
Allowance for doubtful accounts	1,653	1,656
Accrued liabilities	375	1,558
Accrued restructuring	917	—

Total current deferred tax assets	7,097	7,853

Long-term deferred tax assets (liabilities):
Net operating loss carryforward	2,898	1,181
Property and equipment	(10,031)	(10,616)
Accrued liabilities	(5,431)	(4,212)
Intangible assets	(36,063)	(40,960)

Total long-term deferred tax liabilities	(48,627)	(54,607)

Net deferred tax liabilities	$(41,530)	$(46,754)

At April 29, 2006, the Company has state net operating losses of approximately $64,673, which expire during fiscal years 2008–2026. The Company believes that the realization of the deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods and, accordingly, no valuation reserve has been provided. In fiscal 2006, fiscal 2005 and fiscal 2004, the Company had not recorded U.S. tax provisions of $1,026, $895 and $989 relating to $3,445, $2,558 and $2,825 of unremitted earnings from foreign investments, respectively, as these earnings are expected to be reinvested indefinitely.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(52 weeks)	(53 weeks)	(52 weeks)
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	7.1%	3.4%	3.1%
Foreign income tax	43.5%	0.2%	0.5%
Meals and entertainment, inventory donations and other	9.5%	0.3%	0.2%

Effective income tax rate	95.1%	38.9%	38.8%

NOTE 10—OPERATING LEASE COMMITMENTS

The Company leases various types of warehouse and office facilities and equipment, under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable operating leases for the Company’s fiscal years are as follows:

2007	$10,271
2008	8,007
2009	6,956
2010	6,516
2011	5,645
Thereafter	36,120

Total minimum lease payments	$73,515

Rent expense for fiscal 2006, 2005 and 2004, was $12,062, $12,067 and $9,964, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS

The Company sponsors the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. In fiscal 2006, 2005 and 2004, the Company’s matching contribution expense was $2,727, $2,132 and $1,813, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

NOTE 12—SHAREHOLDERS’ EQUITY

Earnings Per Share (“EPS”)

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

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Fiscal 2006:
Basic EPS	$61	22,898	$0.00

Effect of dilutive employee stock options	—	841

Diluted EPS	$61	23,739	$0.00

Fiscal 2005:
Basic EPS	$43,001	21,612	$1.99

Effect of dilutive employee stock options	—	826
Effect of dilutive 6.0% convertible debt	1,891	1,472

Diluted EPS	$44,892	23,910	$1.88

Fiscal 2004:
Basic EPS	$40,797	18,828	$2.17

Effect of dilutive employee stock options	—	668
Effect of dilutive 6.0% convertible debt	5,891	4,629

Diluted EPS	$46,688	24,125	$1.94

The Company had additional employee stock options outstanding of 0, 33 and 41 during fiscal 2006, 2005 and 2004, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive. The effect of convertible debt on the Company’s diluted EPS relates to the Company’s 6% convertible subordinated notes which were redeemed and/or converted during fiscal 2005. Because the Company is required to satisfy in cash the portion of its conversion obligation equal to the accreted principal amount, the 3.75% convertible subordinated notes did not have a material impact on the Company’s diluted EPS.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

A summary of option transactions for fiscal 2004, fiscal 2005 and fiscal 2006 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 26, 2003	2,943	$18.38	2,108	$16.76
Granted	386	30.84
Exercised	(635)	18.49
Canceled	(56)	22.74

Balance at April 24, 2004	2,638	$20.08	1,809	$16.87
Granted	305	36.35
Exercised	(230)	23.33
Canceled	(85)	29.34

Balance at April 30, 2005	2,628	$21.38	1,886	$17.55
Granted	477	36.87
Exercised	(111)	25.89
Canceled	(112)	33.35

Balance at April 29, 2006	2,882	$23.29	2,054	$18.67

The per share weighted-average fair value of options granted during fiscal years 2006, 2005 and 2004 was $15.70, $17.88 and $16.71, respectively.

The following table summarizes information about stock options outstanding at April 29, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Life	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$12.81 - $15.00	155	3.18	$14.10	155	$14.10
$15.00 - $15.50	1,158	2.12	15.50	1,158	15.50
$16.06 - $27.57	725	5.38	22.60	594	21.92
$27.66 - $59.84	844	8.70	36.25	147	35.27

	2,882	4.92	$23.29	2,054	$18.67

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

NOTE 13—SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

this information, the Company has determined that it operates in two operating segments, Specialty and Essentials, which also constitute its reportable segments. The Company operates principally in the United States, with limited Specialty segment operations in Canada. Products supplied within the Specialty segment primarily target specific educational disciplines, such as art, industrial arts, physical education, sciences, and early childhood. This segment also supplies student academic planners, videos, DVDs, published educational materials and sound presentation equipment. Products supplied within the Essentials segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies. Intercompany eliminations represent intercompany sales between our Specialty and Essential segments, and the resulting profit recognized on such intercompany sales.

The following table presents segment information:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(52 weeks)	(53 weeks)	(52 weeks)
Revenues:
Specialty	$565,628	$534,250	$450,914
Essentials	468,757	486,238	468,667
Corporate	686	106	—
Intercompany eliminations	(19,342)	(18,087)	(12,078)

Total	$1,015,729	$1,002,507	$907,503

Operating income (loss) and income before taxes:
Specialty	$24,456	$72,448	$62,552
Essentials	45,954	45,003	47,312
Corporate	(44,035)	(27,486)	(21,238)
Intercompany eliminations	(1,819)	(2,846)	(2,507)

Operating income	24,556	87,119	86,119
Interest expense and other	23,299	16,795	19,407

Income before taxes	$1,257	$70,324	$66,712

Operating income was $24,556 in fiscal 2006 as compared to $87,119 in fiscal 2005. Operating income from the Specialty segment was $24,456 in fiscal 2006 as compared to $72,448 in fiscal 2005. During fiscal 2006, we recorded an impairment charge related to our Visual Media business unit of $26,600, representing goodwill impairment of $25,600 and product development cost impairment of $1,000. Fiscal 2006 also included an operating loss of $3,976 from Delta and $3,021 in costs related to the start-up of Symposium and investments in our AWARD businesses.

The operating (loss) in the Corporate segment was $(44,035) in fiscal 2006 as compared to $(27,486) in fiscal 2005. Fiscal 2006 included $5,202 in terminated merger transaction costs and additional selling, general and administrative costs of $5,562 of facility closure and redundancy costs primarily related to the closure of our Southaven, Mississippi facility and the integration of our Frey business into Delta.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(52 weeks)	(53 weeks)	(52 weeks)
Identifiable assets (at fiscal year end):
Specialty	$763,689	$510,645	$477,823
Essentials	212,818	235,198	235,340

Total	$976,507	$745,843	$713,163
Corporate assets (1)	153,868	138,762	119,444

Total	$1,130,375	$884,605	$832,607

Depreciation and amortization of intangible assets and development costs:
Specialty	$19,345	$14,377	$11,118
Essentials	2,928	3,377	3,374

Total	22,273	17,754	14,492
Corporate	5,719	4,783	5,130

Total	$27,992	$22,537	$19,622

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Specialty	$18,917	$10,707	$7,467
Essentials	719	412	236

Total	19,636	11,119	7,703
Corporate	10,770	19,802	5,997

Total	$30,406	$30,921	$13,700

(1)	Includes assets of NSI.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 15—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for fiscal 2006 and fiscal 2005:

	Fiscal 2006 (1)
	First	Second	Third	Fourth	Total
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$358,037	$344,365	$132,476	$180,851	$1,015,729
Gross profit	157,184	146,391	53,067	76,470	433,112
Operating income (loss)	59,553	39,719	(29,811)	(44,905)	24,556
Net income (loss)	34,596	20,568	(22,524)	(32,579)	61

Per share amounts:
Basic	$1.51	$0.90	$(0.98)	$(1.42)	$0.00
Diluted	$1.44	$0.85	$(0.98)	$(1.42)	$0.00

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

(In Thousands, Except Per Share Amounts)

	Fiscal 2005 (1)
	First	Second	Third	Fourth	Total
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)	(53 weeks)
Revenues	$337,759	$361,458	$128,120	$175,170	$1,002,507
Gross profit	145,404	146,209	52,165	74,254	418,032
Operating income (loss)	57,117	55,418	(15,416)	(10,000)	87,119
Net income (loss)	32,000	30,559	(11,207)	(8,351)	43,001

Per share amounts:
Basic	$1.68	$1.41	$(0.49)	$(0.37)	$1.99
Diluted	$1.37	$1.30	$(0.49)	$(0.37)	$1.88

(1)	The Company acquired several businesses during fiscal 2006 and fiscal 2005. The results of these businesses have been included in the quarterly financial data since the dates of acquisition.

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

During the fourth quarter of fiscal 2006, we recorded an impairment charge related to our Visual Media business unit of $26,600 (pre-tax), representing goodwill impairment of $25,600 and product development cost impairment of $1,000. The charge primarily related to the declining financial performance of the video portion of the Visual Media business. Delta Education, a seasonal business, was acquired in August 2005. The Company’s third and fourth quarters correspond with Delta’s off season. Delta generated operating losses of $3,921 and $2,316 in the third and fourth quarters respectively.

NOTE 16—MERGER TRANSACTION

On May 31, 2005, the Company announced that it had entered into an Agreement and Plan of Merger, as amended, dated as of May 31, 2005 (the “Merger Agreement”), with LBW Holdings, Inc. and LBW Acquisition, Inc. On October 25, 2005, a Termination and Release Agreement was entered into by and among the Company, LBW Holdings, Inc. and LBW Acquisition, Inc. pursuant to which the Merger Agreement was terminated by mutual agreement and the parties released each other from certain claims. No termination fees were payable by the Company or by LBW Holdings, Inc., and each party was responsible for its own merger-related expenses.

During fiscal 2006, the Company incurred $5,202 of costs related to the terminated merger transaction consisting of accounting, legal and other transaction-related costs, including costs related to financial and legal advisors to the special committee of our Board of Directors. These costs have been included in the statement of operations for fiscal 2006.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 29, 2006, APRIL 30, 2005 AND APRIL 24, 2004

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

NOTE 17—SUBSEQUENT EVENTS

On June 15, 2006 School Specialty, Inc. announced that its Board of Directors approved a share repurchase program which gives School Specialty the ability to purchase up to $50,000 of its issued and outstanding common stock. Purchases under this program may be made from time to time in open market or privately negotiated transactions. Common stock acquired through the repurchase program will be available for general corporate purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of April 29, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of April 29, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated July 5, 2006, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of School Specialty, Inc.

Greenville, Wisconsin

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that School Specialty, Inc., and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of April 29, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 29, 2006 of the Company and our report dated July 5, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

July 5, 2006

Changes in Internal Controls

No change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 29, 2006, under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 29, 2006, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d)	We have adopted a Code of Ethics that applies to our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is posted on our internet website at www.schoolspecialty.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on our internet website.

(e)	The Company has a separately-designated standing Audit Committee of its Board of Directors. The Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements. The Audit Committee currently consists of four members, including Mr. McKenna (Chairman), Mr. Lay, Mr. Emma and Mr. Ledecky, each of whom is “independent” under the listing standards of the Nasdaq National Market. Mr. McKenna has been deemed by the Board of Directors to be an “audit committee financial expert” for purposes of the SEC’s rules. The Audit Committee has adopted, and the Board of Directors has approved, a charter for the Audit Committee. The Audit Committee held three meetings in fiscal 2006.

Item 11. Executive Compensation

The information required by this Item is set forth in our Proxy statement for the Annual Meeting of Shareholders to be held on August 29, 2006, under the captions “Executive Compensation,” “Employment Contracts and Related Matters,” “Non-Employee Director Compensation,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy statement for the Annual Meeting of Shareholders to be held on August 29, 2006, under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 29, 2006, under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements (See Part II, Item 8).

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 29, 2006 and April 30, 2005

Consolidated Statements of Operations for the fiscal years ended April 29, 2006, April 30, 2005 and April 24, 2004

Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 29, 2006, April 30, 2005 and April 24, 2004

Consolidated Statements of Cash Flows for the fiscal years ended April 29, 2006, April 30, 2005 and April 24, 2004

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule (See Exhibit 99.1).

Schedule for the fiscal years ended April 29, 2006, April 30, 2005 and April 24, 2004: Schedule II – Valuation and Qualifying Accounts.

(a)(3) Exhibits.

See (b) below

(b) Exhibits.

See the Exhibit Index, which is incorporated by reference herein

(c) Financial Statements Excluded from Annual Report to Shareholders.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 12, 2006.

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

Name	Title	Date

/s/ DAVID J. VANDER ZANDEN David J. Vander Zanden	President, Chief Executive Officer and Director (Principal Executive Officer)	July 12, 2006

/s/ MARY M. KABACINSKI Mary M. Kabacinski	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 12, 2006

/s/ TERRY L. LAY Terry L. Lay	Chairman of the Board	July 12, 2006

/s/ LEO C. MCKENNA Leo C. McKenna	Director	July 12, 2006

/s/ JONATHAN J. LEDECKY Jonathan J. Ledecky	Director	July 12, 2006

/s/ ROCHELLE LAMM Rochelle Lamm	Director	July 12, 2006

/s/ EDWARD C. EMMA Edward C. Emma	Director	July 12, 2006

INDEX TO EXHIBITS

Exhibit Number	Document Description
2.1	Acquisition Agreement dated as of August 19, 2005 between Wicks Learning Group, LLC and School Specialty, Inc., incorporated by reference to Exhibit 10.1 to School Specialty’s Current Report on Form 8-K dated August 19, 2005.

3.1	Articles of Incorporation of School Specialty, Inc., incorporated herein by reference to Appendix B of the School Specialty, Inc. definitive Proxy Statement dated July 24, 2000.

3.2	Amended Bylaws of School Specialty, Inc., incorporated herein by reference to Exhibit 3.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 29, 2005.

4.1	Indenture dated as of July 18, 2003 between the Company and BNY Midwest Trust Company as Trustee, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 26, 2003.

4.2	Amended & Restated Credit Agreement dated as of February 1, 2006 among School Specialty, Inc. and the guarantors and lenders named therein, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

4.3	Amended and Restated Security Agreement dated as of February 1, 2006 given by School Specialty, Inc. and the other grantors named therein and Bank of America, N.A. as Collateral Agent, incorporated herein by reference to Exhibit 4.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

4.4	Pledge Agreement dated February 1, 2006 given by School Specialty, Inc. and the other pledgors named therein to Bank of America, N.A. as Collateral Agent, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

4.5	Certain other long-term debt as described in the Notes to Consolidated Financial Statements. School Specialty, Inc. agrees to furnish the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in the Notes to Consolidated Financial Statements and not filed herewith.

10.1*	Employment Agreement dated September 3, 1999 between Mary M. Kabacinski and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 23, 1999.

10.2*	Employment Agreement dated November 5, 2002, effective September 1, 2002, between David J. Vander Zanden and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.3*	Employment Agreement dated November 5, 2002 between Stephen R. Christiansen and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.4*	Executive Term Life Insurance Plan for David J. Vander Zanden, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 25, 2003.

10.5*	Separation Agreement, dated July 20, 2005, by and between School Specialty, Inc. and Brent Pulsipher, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated July 20, 2005.

10.6*	Amended and Restated 1998 Stock Incentive Plan, amended as of December 18, 2002, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Form S-8 filed on December 20, 2002.

Exhibit Number	Document Description

10.7*	2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Form S-8 filed on December 20, 2002.

10.8*	School Specialty, Inc. Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.7 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2002.

10.9	Receivables Purchase Agreement dated November 22, 2000, incorporated herein by reference to Exhibit 10.1(a) of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 27, 2001.

10.10	Amendment No. 1 to the Receivables Purchase Agreement dated as of January 1, 2001, incorporated herein by reference to Exhibit No. 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

10.11	Amendment No. 2 to the Receivables Purchase Agreement dated as of July 13, 2001, incorporated herein by reference to Exhibit No. 10.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

10.12	Amendment No. 3 to the Receivables Purchase Agreement dated as of November 20, 2001, incorporated herein by reference to Exhibit No. 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 27, 2001.

10.13	Amendment No. 4 to the Receivables Purchase Agreement dated as of May 2, 2002, incorporated herein by reference to Exhibit 10.12 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2002.

10.14	Amendment No. 5 to the Receivables Purchase Agreement dated November 19, 2002, incorporated herein by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.15	Amendment No. 6 to the Receivables Purchase Agreement dated April 11, 2003, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s current report Form 8-K dated May 2, 2003.

10.16	Amendment No. 7 to the Receivables Purchase Agreement dated November 17, 2003, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 25, 2003.

10.17	Amendment No. 8 to the Receivables Purchase Agreement dated March 31, 2004, incorporated herein by reference to Exhibit 10.22 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

10.18	Amendment No. 9 to the Receivables Purchase Agreement dated November 16, 2004, incorporated herein by reference to Exhibit 10.23 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 30, 2005.

10.19	Amendment No. 10 and Waiver to the Receivables Purchase Agreement dated April 20, 2005, incorporated herein by reference to Exhibit 10.25 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 30, 2005.

10.20	Amendment No. 11 to the Receivables Purchase Agreement dated November 15, 2005, incorporated herein by reference to Exhibit 4.7 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 29, 2005.

10.21	Amendment No. 12 to the Receivables Purchase Agreement dated January 15, 2006, incorporated herein by reference to Exhibit 4.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

10.22	Amendment No. 13 to the Receivables Purchase Agreement dated February 1, 2006, incorporated by reference to Exhibit 99.1 of School Specialty’s Current Report on Form 8-K dated February 1, 2006.

Exhibit Number	Document Description

10.23	Receivables Sale Agreement dated November 22, 2000, incorporated herein by reference to Exhibit 10.1(b) of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 27, 2001.

10.24	Amendment No. 1 to the Receivables Sale Agreement dated as of July 13, 2001 and incorporated herein by reference to Exhibit No. 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

10.25	Amendment No. 2 to the Receivables Sale Agreement dated April 11, 2003, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s current report Form 8-K dated May 2, 2003.

10.26	Amendment No. 3 to the Receivables Sale Agreement dated April 20, 2005, incorporated herein by reference to Exhibit 10.24 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 30, 2005.

10.27	Agreement and Plan of Merger, dated as of May 31, 2005, by and among LBW Holdings, Inc., LBW Acquisition, Inc. and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated May 31, 2005.

10.28	Back-Up Indemnification Agreement, dated as of August 19, 2005, among Wicks Communications & Media Partners, L.P., Wicks Parallel (Limited) Partnership I, L.P., Gary Facente 2005 Irrevocable Trust, David Cruise, Steven Korte and School Specialty, Inc., incorporated by reference to School Specialty’s Current Report on Form 8-K dated August 19, 2005.

10.29	Consent and Amendment No. 1 to Agreement and Plan of Merger dated as of August 19, 2005 by and among LBW Holdings, Inc., LBW Acquisition, Inc. and School Specialty, Inc., incorporated by reference to School Specialty’s Current Report on Form 8-K dated August 19, 2005.

10.30	Termination and Release, dated October 25, 2005, by and among School Specialty, Inc., LBW Holdings, Inc. and LBW Acquisition, Inc., incorporated by reference to School Specialty’s Current Report on Form 8-K filed with the SEC on October 26, 2005.

10.31	Agreement between School Specialty, Inc. and MSD Capital, L.P., dated as of April 11, 2006, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated April 11, 2006.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

21.1	Subsidiaries of School Specialty, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

99.1	Schedule II - Valuation and Qualifying Accounts.

*	Management contract or compensatory plan or arrangement.