Form 10-Q
period 2006-07-29
SCHOOL SPECIALTY INC
filed 2006-09-07
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 29, 2006.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2006
Common Stock, $0.001 par value	22,248,176

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 29, 2006

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 29, 2006	April 29, 2006	July 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,380	$2,403	$4,837
Accounts receivable, less allowance for doubtful accounts of $4,522, $3,880 and $4,063, respectively	225,931	60,553	218,854
Inventories	171,941	158,892	145,284
Deferred catalog costs	15,504	21,139	11,556
Prepaid expenses and other current assets	16,364	17,415	15,407
Refundable federal income taxes	4,064	11,264	—
Deferred taxes	6,693	7,097	9,829

Total current assets	441,877	278,763	405,767
Property, plant and equipment, net	79,550	76,774	73,313
Goodwill	584,319	582,451	480,622
Intangible assets, net	162,707	164,790	61,551
Development costs and other	27,790	27,597	20,552

Total assets	$1,296,243	$1,130,375	$1,041,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$133,560	$133,578	$89,526
Accounts payable	120,048	74,919	107,545
Accrued compensation	14,624	11,781	13,199
Deferred revenue	7,597	4,133	6,090
Accrued income taxes	20,336	—	14,408
Other accrued liabilities	30,550	19,585	23,704

Total current liabilities	326,715	243,996	254,472
Long-term debt - less current maturities	331,784	283,629	149,573
Deferred taxes	50,384	48,627	56,134
Other liabilities	290	390	779

Total liabilities	709,173	576,642	460,958

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized and 22,984,751, 22,962,111 and 22,865,350 shares issued, respectively	23	23	23
Capital paid-in excess of par value	354,658	352,865	349,864
Common stock held in treasury at cost, 239,200 shares held as of July 29, 2006	(7,575)	—	—
Accumulated other comprehensive income	16,944	14,692	10,272
Retained earnings	223,020	186,153	220,688

Total shareholders’ equity	587,070	553,733	580,847

Total liabilities and shareholders’ equity	$1,296,243	$1,130,375	$1,041,805

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended
	July 29, 2006	July 30, 2005
Revenues	$385,399	$358,037
Cost of revenues	212,474	200,853

Gross profit	172,925	157,184
Selling, general and administrative expenses	105,281	94,895
Costs related to the terminated merger of School Specialty, Inc	—	2,736

Operating income	67,644	59,553

Other (income) expense:
Interest expense	6,142	2,563
Interest income	(35)	(31)
Other	1,052	767

Income before provision for income taxes	60,485	56,254
Provision for income taxes	23,618	21,658

Net income	$36,867	$34,596

Weighted average shares outstanding:
Basic	22,883	22,857
Diluted	23,523	24,095

Net income per share:
Basic	$1.61	$1.51
Diluted	$1.57	$1.44

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended
	July 29, 2006	July 30, 2005
Cash flows from operating activities:
Net income	$36,867	$34,596
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	6,318	5,201
Amortization of development costs	1,866	1,157
Share-based compensation expense	1,214	—
Amortization of debt fees and other	247	305
Deferred taxes	2,161	(450)
Gain on disposal of property and equipment	(21)	(81)
Net borrowings under accounts receivable securitization facility	—	2,800
Change in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	(165,476)	(161,271)
Inventories	(12,836)	(7,669)
Deferred catalog costs	5,635	7,374
Prepaid expenses and other current assets	7,665	5,275
Accounts payable	45,337	50,895
Accrued liabilities	37,494	25,267

Net cash used in operating activities	(33,529)	(36,601)

Cash flows from investing activities:
Additions to property, plant and equipment	(6,679)	(4,168)
Investment in intangible and other assets	(102)	(1,275)
Investment in development costs	(2,369)	(1,105)
Proceeds from disposal of property and equipment	604	81

Net cash used in investing activities	(8,546)	(6,467)

Cash flows from financing activities:
Proceeds from bank borrowings	317,600	112,100
Repayment of debt and capital leases	(269,483)	(68,708)
Proceeds from exercise of stock options	510	320
Purchase of treasury shares	(7,575)	—

Net cash provided by financing activities	41,052	43,712

Net (decrease) increase in cash and cash equivalents	(1,023)	644
Cash and cash equivalents, beginning of period	2,403	4,193

Cash and cash equivalents, end of period	$1,380	$4,837

Supplemental disclosures of cash flow information:
Interest paid	$899	$911
Income taxes paid	$1,102	$1,258

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at April 29, 2006 has been derived from the Company’s audited financial statements for the fiscal year ended April 29, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2006.

NOTE 2 – MERGER TRANSACTION

On May 31, 2005, the Company announced that it had entered into an Agreement and Plan of Merger, as amended, dated as of May 31, 2005 (the “Merger Agreement”), with LBW Holdings, Inc. and LBW Acquisition, Inc. On October 25, 2005, a Termination and Release Agreement was entered into by and among the Company, LBW Holdings, Inc. and LBW Acquisition, Inc. pursuant to which the Merger Agreement was terminated by mutual agreement and the parties released each other from certain claims. No termination fees were payable by the Company or by LBW Holdings, Inc., and each party was responsible for its own merger-related expenses. The Company incurred $2,736 of costs during the first quarter of fiscal 2006 related to the terminated merger transaction.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENT

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. Among other things, FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. The new guidance will be effective for the Company at the beginning of fiscal 2008 and is not expected to have a material effect on our results of operations or financial position.

NOTE 4 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity during the three months ended July 29, 2006 were as follows:

Shareholders’ equity balance at April 29, 2006	$553,733
Net income	36,867
Share-based compensation expense	1,214
Issuance of common stock in conjunction with stock option exercises	510
Tax benefit on option exercises	70
Purchase of treasury shares	(7,575)
Foreign currency translation adjustment	2,251

Shareholders’ equity balance at July 29, 2006	$587,070

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Comprehensive income for the periods presented in the condensed consolidated statements of operations was as follows:

	For the Three Months Ended
	July 29, 2006	July 30, 2005
Net income	$36,867	$34,596
Foreign currency translation adjustment	2,251	1,263

Total comprehensive income	$39,118	$35,859

NOTE 5 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended July 29, 2006:
Basic EPS	$36,867	22,883	$1.61

Effect of dilutive stock options	—	640

Diluted EPS	$36,867	23,523	$1.57

Three months ended July 30, 2005:
Basic EPS	$34,596	22,857	$1.51

Effect of dilutive stock options	—	945
Effect of convertible debt	—	293

Diluted EPS	$34,596	24,095	$1.44

The Company had additional stock options outstanding during the three months ended July 29, 2006 of 42 that were not included in the computation of diluted EPS because they were anti-dilutive. There were no anti-dilutive options outstanding during the three months ended July 30, 2005.

NOTE 6 – SHARE-BASED COMPENSATION

Effective with the beginning of fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) using the modified prospective application transition method. Before the adoption of SFAS 123(R), the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under APB 25, no employee or director share-based compensation was reflected in net income prior to fiscal 2007.

The Company is authorized to make equity-based awards under two plans approved by the Company’s shareholders. The Company has not enacted any changes in the quantity or type of instruments used in share-based payment programs as a result of SFAS 123(R). Additionally, the Company did not modify any outstanding options prior to the adoption of SFAS 123(R). The Company has elected to use the Black-Scholes method to value equity compensation awards, consistent with the Company’s approach under APB 25. For options granted prior to fiscal 2007, the Company continues to utilize the original Black-Scholes valuation assumptions to prepare the required disclosures.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

During the three months ended July 29, 2006, we recognized $1,214 in share-based compensation expense. The total income tax benefit recognized relating to share-based compensation expense was $307. Net income decreased by $907 and basic and diluted EPS decreased by $0.04. The Company recognizes share-based compensation expense on a straight-line basis over the vesting period of each award. As of July 29, 2006, total unrecognized share-based expense was $9,643, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2 years.

The Company has two stock-based employee compensation plans, the 1998 plan and the 2002 plan. Under the 1998 plan, the maximum number of options available for grant is equal to 20% of the Company’s outstanding common stock at the date of grant. Under the 2002 plan, the maximum number of options available for grant is 1,500 shares. Both non-qualified and incentive stock options to purchase common stock at prices equal to the fair market value of the stock on the grant dates have been made from the plans. The exercise price for certain options granted under the plans may be paid in cash, shares of common stock or a combination of cash and shares. Stock options expire ten years from the grant date. Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares granted and generally expires 10 years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, 20% after the first year, 50% (cumulative) after the second year and 100% (cumulative) after the third year.

The Company has historically issued new shares of common stock to settle shares due upon option exercise. For the three months ended July 29, 2006, approximately 23 new shares were issued to settle option exercises.

The fair value of options granted is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended
	July 29, 2006	July 30, 2005
Average-risk free interest rate	5.03%	3.85%
Expected divident yield	—	—
Expected volatility	34.74%	46.55%
Expected term (years)	5.5 years	5.5 years

The average risk-free interest rate is based on the weighted average of the 5 and 7 year U.S. treasury security rate in effect as of the grant date. The expected dividend yield is zero as the Company historically has not paid dividends. Expected volatility was determined using a weighted average of daily historical volatility of our stock price over a period equal to the expected term of the stock options. The expected term of the stock options was determined using historical option experience.

The weighted-average fair value of options granted was $12.96 and $18.44 during the three months ended July 29, 2006 and July 30, 2005, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

A summary of stock option activity during the three months ended July 29, 2006 is:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Balance at April 29, 2006:
Outstanding at beginning of period	2,882	$23.29
Granted	90	$31.51
Exercised	(23)	$22.53
Cancelled	(28)	$33.43

Outstanding at July 29, 2006	2,921	$23.45	4.79	$31.2

Exercisable at July 29, 2006	2,118	$19.19	3.30	$30.3

The table below presents stock option activity for the three months ended July 29, 2006 and July 30, 2005:

	For the Three Months Ended
	July 29, 2006	July 30, 2005
Total intrinsic value of stock options exercised	$218	$319
Cash received from stock option exercises	$510	$320
Income tax benefit from the exercise of stock options	$70	$123
Total fair value of vested stock options	$1,403	$1,491

Prior Year Pro forma Expense

The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards prior to the adoption of SFAS 123(R):

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

For the Three Months Ended July 30, 2005
Net income, as reported	$34,596
Deduct: Total stock-based employee compensation expense, net of related tax effects	(705)

Pro forma net income	$33,891

EPS:
As reported:
Basic	$1.51
Diluted	$1.44

Pro forma:
Basic	$1.48
Diluted	$1.41

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, excluding goodwill:

July 29, 2006	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$70,562	$(11,863)	$58,699
Publishing rights (10 years)	33,200	(3,155)	30,045
Non-compete agreements (3.5 to 10 years)	7,097	(3,998)	3,099
Copyrighted materials (23 years)	7,100	(592)	6,508
Tradenames and trademarks (5 to 30 years)	4,436	(357)	4,079
Order backlog and other (less than 1 to 10 years)	1,802	(517)	1,285

Total amortizable intangible assets	124,197	(20,482)	103,715
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	46,292	—	46,292

Total non-amortizable intangible assets	58,992	—	58,992

Total intangible assets	$183,189	$(20,482)	$162,707

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

April 29, 2006	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$70,202	$(10,629)	$59,573
Publishing rights (10 years)	33,200	(2,213)	30,987
Non-compete agreements (3.5 to 10 years)	6,985	(3,764)	3,221
Copyrighted materials (23 years)	7,100	(514)	6,586
Tradenames and trademarks (5 to 30 years)	4,436	(302)	4,134
Order backlog and other (less than 1 to 10 years)	1,729	(432)	1,297

Total amortizable intangible assets	123,652	(17,854)	105,798

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	46,292	—	46,292

Total non-amortizable intangible assets	58,992	—	58,992

Total intangible assets	$182,644	$(17,854)	$164,790

July 30, 2005	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$39,102	$(7,327)	$31,775
Non-compete agreements (1 to 10 years)	6,985	(3,124)	3,861
Copyrighted materials (23 years)	7,100	(283)	6,817
Tradenames and trademarks (2 to 30 years)	3,773	(343)	3,430
Order backlog and other (less than 1 to 10 years)	1,113	(267)	846

Total amortizable intangible assets	58,073	(11,344)	46,729
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	2,122	—	2,122

Total non-amortizable intangible assets	14,822	—	14,822

Total intangible assets	$72,895	$(11,344)	$61,551

Intangible amortization expense for the three months ended July 29, 2006 and July 30, 2005 was $2,528 and $1,035, respectively.

Estimated intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2007 is estimated to be:

Fiscal 2007 (nine months remaining)	$7,067
Fiscal 2008	9,416
Fiscal 2009	9,160
Fiscal 2010	9,068
Fiscal 2011	9,068
Fiscal 2012	9,031

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following information presents changes to goodwill during the period beginning July 31, 2005 through July 29, 2006:

Segment	Balance at July 30, 2005	Acquisitions	Adjustments	Balance at April 29, 2006	Adjustments	Balance at July 29, 2006
Specialty	$315,479	$124,041	$(22,212)	$417,308	$1,868	$419,176
Essentials	165,143	—	—	165,143	—	165,143

Total	$480,622	$124,041	$(22,212)	$582,451	$1,868	$584,319

The Specialty segment adjustments during the period July 30, 2005 to April 29, 2006 of $(22,212) are comprised of a $(25,600) impairment charge related to our Visual Media business, $3,638 of foreign currency translation, $100 for a deferred purchase price payment for our October 2001 acquisition of Premier Science and $350 related to final purchase accounting adjustments. The Specialty segment adjustments during the three months ended July 29, 2006 are comprised of $1,983 of foreign currency translation and $(115) of purchase accounting adjustments.

NOTE 8 – BUSINESS COMBINATIONS

On December 14, 2005, the Company acquired certain assets of The Speech Bin, Inc. (“Speech Bin”) for an aggregate purchase price of $1,150. This transaction was funded in cash through borrowings under the Company’s credit facility. The Speech Bin offers books, products and tools to help educators in the special needs market, focusing on speech and language. This business has been integrated into the Company’s Abilitations offering, giving Abilitations a focused vehicle to expand into this segment of the special needs market. The purchase price allocation resulted in $856 of acquired tradenames which will be amortized over ten years and are deductible for tax purposes. The results of this acquisition have been included in the Specialty segment since the date of acquisition.

On August 31, 2005, the Company acquired all of the membership interests of Delta Education, LLC (“Delta”) from Wicks Learning Group, LLC, an affiliate of the Wicks Group of Companies L.L.C., a New York-based private equity firm, for an aggregate purchase price, net of cash acquired, of $270,310. The transaction was funded in cash through borrowings under the Company’s credit facility as well as through a $100,000 term loan facility, both of which were subsequently replaced by the Company’s Amended and Restated Credit Agreement. The business operates primarily from Nashua, New Hampshire and is the exclusive publisher of inquiry based hands-on science curriculum for the elementary school market developed by the University of California, Berkeley. Its products include comprehensive science kits, books, instructional materials and education software. As part of the transaction, the Company also acquired Delta’s Educators Publishing Service division, a supplemental publisher of reading titles for grades K-8. The Delta business complements the Company’s Frey Scientific brand, and the Educators Publishing Service division enhances the offerings of our existing publishing assets. The Company is in the process of finalizing exit and restructuring activities resulting from the acquisition. The preliminary purchase price allocation resulted in goodwill of $124,041, which is deductible for tax purposes. The results of this acquisition have been included in the Specialty segment since the date of acquisition.

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

The following information presents the unaudited pro forma results of operations of the Company for the three months ended July 29, 2006 and July 30, 2005 and includes the Company’s consolidated results of operations and

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

the results of the companies acquired during fiscal 2006 as if all such acquisitions had been made at the beginning of fiscal 2006. The results presented below include certain pro forma adjustments to reflect the amortization of certain amortizable intangible assets, adjustments to interest expense, and the inclusion of an income tax provision on all earnings:

	Three Months Ended
	July 29, 2006	July 30, 2005
Revenue	$385,399	$396,814
Net income	36,867	39,935
Net income per share:
Basic	$1.61	$1.75
Diluted	$1.57	$1.66

The pro forma results of operations have been prepared using unaudited historical results of acquired companies. These unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 2006 or the results that may occur in the future.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 29, 2006	April 29, 2006	July 30, 2005
Land	$502	$502	$502
Projects in progress	8,810	8,021	1,677
Buildings and leasehold improvements	33,117	33,096	31,164
Furniture, fixtures and other	67,338	64,305	61,682
Machinery and warehouse equipment	44,438	41,892	39,558

Total property, plant and equipment	154,205	147,816	134,583
Less: Accumulated depreciation	(74,655)	(71,042)	(61,270)

Net property, plant and equipment	$79,550	$76,774	$73,313

Depreciation expense for the three months ended July 29, 2006 and July 30, 2005 was $3,790 and $4,166, respectively.

NOTE 10 – SEGMENT INFORMATION

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The	following table presents segment information:

	Three Months Ended
	July 29, 2006	July 30, 2005
Revenues:
Specialty	$217,796	$189,742
Essentials	174,851	174,543
Corporate	175	160
Intercompany eliminations	(7,423)	(6,408)

Total	$385,399	$358,037

Operating income and income before taxes:
Specialty	$48,950	$43,442
Essentials	26,968	27,686
Corporate	(7,500)	(11,129)
Intercompany eliminations	(774)	(446)

Operating income	67,644	59,553
Interest expense and other	7,159	3,299

Income before taxes	$60,485	$56,254

Identifiable assets (at quarter end):
Specialty	$761,469	$513,604
Essentials	225,155	232,244

Total	986,624	745,848
Corporate assets	309,619	295,957

Total	$1,296,243	$1,041,805

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended
	July 29, 2006	July 30, 2005
Depreciation and amortization of intangible assets and development costs:
Specialty	$5,909	$3,977
Essentials	841	710

Total	6,750	4,687
Corporate	1,434	1,671

Total	$8,184	$6,358

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Specialty	$2,613	$3,311
Essentials	6	32

Total	2,619	3,343
Corporate	6,531	3,205

Total	$9,150	$6,548

NOTE 11 –DEBT

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement that matures on February 1, 2011 and provides for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also pays a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at July 29, 2006. The effective interest rate under the credit facility for the first quarter of fiscal 2007 was 6.59%, which includes amortization of the loan origination fees of $64 and commitment fees on unborrowed funds of $46. The effective interest rate under the credit facility for the first quarter of fiscal 2006 was 7.76%, which includes amortization of the loan origination fees of $122 and commitment fees on unborrowed funds of $173. As of July 29, 2006, $315,700 was outstanding on the revolving loan, and no borrowings were made or outstanding on the term loan during the first quarter.

The Company’s $133,000, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of July 29, 2006.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Quarterly Overview

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

During the first quarter of fiscal 2007, revenues increased 7.6% over the first quarter of fiscal 2006, and gross margin improved 100 basis points. These improvements are primarily related to the Delta acquisition in August 2005. Selling, general and administrative expenses (“SG&A”) increased 80 basis points as a percent of revenues in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. The increase reflects share-based compensation expense which resulted in a $1.2 million pre-tax charge for the quarter and increased variable costs associated with an increase in revenues from the Specialty segment, which typically has a higher SG&A than the Essentials segment. During the first quarter of fiscal 2006, we incurred $2.7 million of costs related to a terminated merger transaction. Operating income increased 13.6% and net income increased 6.6% in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006.

Results of Operations

The following table sets forth various items as a percentage of revenues on a historical basis concerning our results of operations for the three months ended July 29, 2006 and July 30, 2005:

	Three Months Ended
	July 29, 2006	July 30, 2005
Revenues	100.0%	100.0%
Cost of revenues	55.1	56.1

Gross profit	44.9	43.9
Selling, general and administrative expenses	27.3	26.5
Costs related to the terminated merger of School Specialty, Inc	—	0.8

Operating income	17.6	16.6
Interest expense, net	1.6	0.7
Other expense	0.3	0.2

Income before provision for income taxes	15.7	15.7
Provision for income taxes	6.1	6.0

Net income	9.6%	9.7%

Three Months Ended July 29, 2006 Compared to Three Months Ended July 30, 2005

Revenues

Revenues increased 7.6% from $358.0 million for the three months ended July 30, 2005 to $385.4 million for the three months ended July 29, 2006. The growth in revenues was primarily attributable to acquired revenue in the Specialty segment. Specialty segment revenues increased 14.8% from $189.7 million for the three months ended July 30, 2005 (which includes $6.4 million of intersegment revenues) to $217.8 million for the three months ended July 29, 2006 (which includes $7.4 million of intersegment revenues). The growth in Specialty segment revenues was primarily related to the fiscal 2006 Delta acquisition. Essentials segment revenues increased 0.2% from $174.5 million for the three months ended July 30, 2005 to $174.9 million for the three months ended July 29, 2006 both periods are comprised solely of third-party revenues. The growth in Essentials segment revenues was primarily related to organic growth partially offset by a reduction in revenues related to the January 2006 sale of Audio Graphics.

Gross Profit

Gross profit increased 10.0% from $157.2 million for the three months ended July 30, 2005 to $172.9 million for the three months ended July 29, 2006. The increase in gross profit was due to an increase in revenues and improved gross margins primarily related to a shift in product mix to our higher proprietary and exclusive product offerings. Gross margin improved 100 basis points from 43.9% for the three months ended July 30, 2005 to 44.9% for the three months ended July 29, 2006. The increase in gross margin was primarily related to a 150 basis point improvement in gross margin in the Specialty segment, partially offset by a 100 basis point reduction in gross margin in the Essentials segment. Specialty segment gross profit increased $17.7 million from $96.9 million for the three months ended July 30, 2005 to $114.6 million for the three months ended July 29, 2006 and gross margin increased from 51.1% to 52.6%. The increase in gross margin was primarily driven by the Delta acquisition. Essentials segment gross profit decreased $1.6 million from $60.5 million for the three months ended July 30, 2005 to $58.9 million for the three months ended July 29, 2006 and gross margin decreased from 34.7% to 33.7% over this same period. The decrease in gross margin was primarily driven by higher furniture and equipment sales, which generally have lower gross margins compared to consumable products, and competitive pricing in branded consumables.

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

As a percent of revenues, SG&A was consistent at 27.3%. SG&A increased $7.7 million from $97.6 million in the first quarter of fiscal 2006 to $105.3 million in the first quarter of fiscal 2007. The increase in SG&A primarily resulted from the $1.2 million pre-tax charge for the adoption of SFAS 123(R) and an increase in sales mix attributed to the Specialty segment, which typically has a higher SG&A structure than Essentials, partially offset by the $2.7 million in costs from the terminated merger transaction included in the first quarter of fiscal 2006.

Specialty segment SG&A increased $12.1 million from $53.5 million for the three months ended July 30, 2005 to $65.6 million for the three months ended July 29, 2006, and increased 190 basis points as a percent of revenues from 28.2% to 30.1% over this same period. The increase in SG&A was primarily due to an increase in variable costs associated with an increase in revenues and the inclusion of Delta. Essentials segment SG&A decreased $0.8 million from $32.8 million for the three months ended July 30, 2005 to $32.0 million for the three months ended July 29, 2006, and decreased 50 basis points as a percent of revenues from 18.8% to 18.3% over this same period. The decrease in SG&A and SG&A as a percent of revenues was primarily driven by the divestiture of Audio Graphics, a reduction in variable expenses related to an increase in shipments directly from our vendors to our customers and a reduction in selling expense attributable to sales force integration.

During the first quarter of fiscal 2007, we adopted SFAS No. 123(R) using the modified prospective application transition method. Under this method we are required to expense the fair value of stock options, prospectively. During the three months ended July 29, 2006, $1.2 million was recorded as compensation expense. Based on existing options and forecast assumptions, we estimate pre-tax expense of approximately $5-$6 million for fiscal 2007.

Prior to implementation of SFAS No. 123R, we disclosed the fair value of share options under SFAS No. 123. We will continue to use the Black-Scholes single option pricing model to estimate the fair value of options granted under SFAS No. 123(R), and there have been no changes to the assumptions used in this model. Additionally, there have been no modifications made to outstanding share options or in the quantity or type of shares used in our share-based compensation programs as a result of adopting SFAS No. 123(R).

Interest Expense

Net interest expense increased $3.6 million from $2.6 million for the three months ended July 30, 2005 to $6.1 million for the three months ended July 29, 2006. The increase in interest expense was primarily due to an increase in average debt outstanding, primarily due to our August 2005 acquisition of Delta and an increase in our effective borrowing rate.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $1.1 million in the first quarter of fiscal 2007, compared to $0.8 million in the first quarter of fiscal 2006. The $0.3 million increase is primarily related to an increase in the effective discount rate on the accounts receivable securitization.

Provision for Income Taxes

Provision for income taxes increased $2.0 million due to higher pre-tax income. The effective income tax rate increased 50 basis points from 38.5% for the three months ended July 30, 2005 to 39.0% for the three months ended July 29, 2006. The slight increase is driven by the tax treatment of incentive stock options under SFAS 123(R). The effective income tax rate of 39.0% exceeds the federal statutory rate of 35% primarily due to the impact of state income taxes.

Liquidity and Capital Resources

At July 29, 2006, we had working capital of $115.2 million. Our capitalization at July 29, 2006 was $1,052.4 million and consisted of total debt of $465.3 million and shareholders’ equity of $587.1 million.

Our credit facility matures on February 1, 2011 and provides for $350.0 million of revolving loan availability and $100.0 million incremental term loan availability. The amount outstanding as of July 29, 2006 under the revolving and incremental term loans was $315.7 million and $0, respectively. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. During the first quarter of fiscal 2007, we borrowed under our credit facility primarily to meet seasonal working capital requirements. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital requirements of our peak selling season. As of July 29, 2006, our effective interest rate on borrowings under our credit facility was approximately 7.03%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During the three months ended July 29, 2006, we paid commitment fees on unborrowed funds under the credit facility of 22.5 basis points and amortized loan origination fee costs of $0.1 million related to the credit facility. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at July 29, 2006.

The 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. The notes are recorded as a current liability. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of July 29, 2006.

Net cash used in operating activities improved $3.0 million from $36.6 million used in the first quarter of fiscal 2006 to $33.6 million used in the first quarter of fiscal 2007. The net use of cash in operating activities during the first quarter is indicative of the highly seasonal nature of our business, with the majority of purchases and other operating cash outflows occurring in the first and second quarters of the fiscal year and the majority of cash receipts occurring in the second and third quarters of the fiscal year.

Net cash used in investing activities for the first quarter of fiscal 2007 was $8.5 million as compared with $6.5 million for the first quarter of fiscal 2006. Additions to property, plant and equipment increased $2.5 million from $4.2 million in the first quarter of fiscal 2006 to $6.7 million in the first quarter of fiscal 2007, primarily consisting of computer hardware and software costs related to the continued implementation of our new business systems.

Net cash provided by financing activities decreased $2.6 million from $43.7 million in the first quarter of fiscal 2006 to $41.1 million in the first quarter of fiscal 2007. The net cash provided by financing activities was primarily used to fund seasonal working capital needs and to repurchase shares of our common stock. During the first quarter of fiscal 2007 we repurchased 0.2 million shares at a net cost of $7.6 million. We anticipate continuing to repurchase stock in fiscal 2007, the amount of which will depend ultimately on business conditions, the price of our common stock and other cash requirements. See Part II, Item 2, Issuer Purchases of Equity Securities for additional information regarding share repurchases.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the foreseeable future.

Off Balance Sheet Arrangements

We have an accounts receivable securitization facility. The facility was amended on February 1, 2006 to extend its expiration to January 31, 2007 and it may be extended further with the financial institution’s consent. In addition, the facility was amended to permit advances up to $175.0 million from July 1 through November 30 of each year, and advances up to $75.0 million from December 1 through June 30 of each year. We entered into the facility for the purpose of reducing our variable rate interest expense. At July 29, 2006, $50.0 million was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the three months ended July 29, 2006 and July 30, 2006 were $1.1 and $0.7, respectively. These costs are included in other expenses in our consolidated statement of operations.

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

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by or on behalf of us, in this Quarterly Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 29, 2006.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended April 29, 2006.

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

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors

The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in the fiscal 2006 Annual Report on Form 10-K.

ITEM 2. Issuer Purchases of Equity Securities

Share Repurchase Program

For the Three Months Ended July 29, 2006	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (in thousands) that May Yet Be Purchased Under the Plans or Programs
Fiscal May	—	$—	—	$—
Fiscal June	239,200	31.67	239,200	42,425
Fiscal July	—	—	—	—

Total	239,200	$—	239,200	$42,425

On June 15, 2006 the Company’s Board of Directors approved a share repurchase program, which allows us to purchase up to $50 million of our outstanding common stock. Purchases under the share repurchase program may be made from time to time in open market or privately negotiated transactions. Common stock acquired through the share repurchase program will be available for general corporate purposes.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	On August 29, 2006, we held our Annual Meeting of Shareholders.

(b)	Not applicable.

(c)	The Annual Meeting of Shareholders was held to:

(1)	Elect one director to serve until the 2009 Annual Meeting of Shareholders as Class II director; and

(2)	Ratify the appointment of Deloitte & Touche LLP as School Specialty’s independent registered public accounting firm for fiscal 2007.

The results of these proposals, which were voted upon at the Annual Meeting, are as follows:

(1) Election of Class II Director

	For	Withheld
(1) David J. Vander Zanden	19,435,713	1,576,594

(2) Ratification of Independent Auditors

	For	Against	Abstain
Deloitte & Touche LLP	20,925,802	80,605	5,900

(d)	Not applicable.

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

09/07/06	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
President and Chief Executive Officer
(Principal Executive Officer)

09/07/06	/s/ Mary M. Kabacinski
Date	Mary M. Kabacinski
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Consent dated June 5, 2006 to the Amended and Restated Credit Agreement dated as of February 1, 2006.

10.1	Employment Agreement dated July 11, 2005 between Gregory Cessna and School Specialty, Inc.

10.2	Employment Agreement dated December 6, 2005 between Steven Korte and School Specialty, Inc.

10.3	Employment Agreement dated August 14, 2006 between David Gomach and School Specialty, Inc., incorporated by reference to Exhibit 99.2 to School Specialty’s Current Report on Form 8-K dated August 29, 2006.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.