Form 10-Q
period 2006-10-28
SCHOOL SPECIALTY INC
filed 2006-12-05
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2006.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 1, 2006
Common Stock, $0.001 par value	21,077,453

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2006

		Page Number
PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at October 28, 2006, April 29, 2006, and October 29, 2005	1

	Condensed Consolidated Statements of Operations for the Three Months Ended October 28, 2006 and October 29, 2005 and for the Six Months Ended October 28, 2006 and October 29, 2005	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 28, 2006 and October 29, 2005	3

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4.	CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS	22

ITEM 2.	ISSUER PURCHASE OF EQUITY SECURITIES	22

ITEM 6.	EXHIBITS	22

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 28, 2006	April 29, 2006	October 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,077	$2,403	$7,684
Accounts receivable, less allowance for doubtful accounts of $4,263, $3,880 and $4,428, respectively	168,063	60,553	163,883
Inventories	123,281	158,892	116,577
Deferred catalog costs	12,636	21,139	14,277
Prepaid expenses and other current assets	19,146	17,415	19,902
Refundable federal income taxes	—	11,264	—
Deferred taxes	6,260	7,097	9,890

Total current assets	338,463	278,763	332,213
Property, plant and equipment, net	79,381	76,774	75,383
Goodwill	549,094	582,451	607,260
Intangible assets, net	198,772	164,790	168,097
Other	27,977	27,597	21,938

Total assets	$1,193,687	$1,130,375	$1,204,891

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$133,571	$133,578	$275,066
Accounts payable	55,427	74,919	50,787
Accrued compensation	16,732	11,781	15,442
Deferred revenue	4,937	4,133	3,759
Accrued income taxes	26,159	—	19,049
Other accrued liabilities	24,175	19,585	28,235

Total current liabilities	261,001	243,996	392,338
Long-term debt - less current maturities	288,937	283,629	149,528
Deferred taxes	51,989	48,627	58,215
Other liabilities	145	390	385

Total liabilities	602,072	576,642	600,466
Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized and 23,069,001, 22,962,111 and 22,889,592 shares issued, respectively	23	23	23
Capital paid-in excess of par value	358,133	352,865	350,704
Common stock held in treasury at cost, 1,068,121 shares held as of October 28, 2006	(36,526)	—	—
Accumulated other comprehensive income	17,763	14,692	12,442
Retained earnings	252,222	186,153	241,256

Total shareholders’ equity	591,615	553,733	604,425

Total liabilities and shareholders’ equity	$1,193,687	$1,130,375	$1,204,891

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Revenues	$378,672	$344,365	$764,071	$702,402
Cost of revenues	219,348	197,974	431,822	398,827

Gross profit	159,324	146,391	332,249	303,575
Selling, general and administrative expenses	103,112	104,206	208,393	199,101
Terminated merger costs	—	2,466	—	5,202

Operating income	56,212	39,719	123,856	99,272
Other (income) expense:
Interest expense	5,634	5,250	11,776	7,813
Interest income	(23)	(33)	(58)	(64)
Other	2,508	1,058	3,560	1,825

Income before provision for income taxes	48,093	33,444	108,578	89,698
Provision for income taxes	18,891	12,876	42,509	34,534

Net income	$29,202	$20,568	$66,069	$55,164

Weighted average shares outstanding:
Basic	22,212	22,881	22,548	22,869
Diluted	22,898	24,175	23,213	24,135
Net income per share:
Basic	$1.31	$0.90	$2.93	$2.41
Diluted	$1.28	$0.85	$2.85	$2.29

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended
	October 28, 2006	October 29, 2005
Cash flows from operating activities:
Net income	$66,069	$55,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	12,860	11,027
Amortization of product development costs	3,695	2,270
Amortization of debt fees and other	495	661
Share-based compensation expense	2,355	—
Deferred taxes	4,199	1,571
Loss (gain) on disposal of property, plant and equipment	274	(66)
Net borrowings under accounts receivable securitization facility	—	2,800
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Increase in accounts receivable	(107,518)	(81,139)
Decrease in inventories	33,578	42,109
Decrease in deferred catalog costs	8,503	7,393
Decrease in prepaid expenses and other current assets	8,547	1,978
Decrease in accounts payable	(19,412)	(12,736)
Increase in accrued liabilities	36,781	24,155

Net cash provided by operating activities	50,426	55,187

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	—	(270,325)
Additions to property, plant and equipment	(11,123)	(5,960)
Investment in intangible and other assets	(102)	(1,275)
Investment in product development costs	(4,739)	(3,775)
Proceeds from disposal of property, plant and equipment	932	81

Net cash used in investing activities	(15,032)	(281,254)

Cash flows from financing activities:
Proceeds from bank borrowings	679,400	977,800
Repayment of debt and capital leases	(674,099)	(748,987)
Purchase of treasury shares	(36,526)	—
Payment of debt fees and other	(20)	(226)
Proceeds from exercise of stock options	2,525	971

Net cash (used in) provided by financing activities	(28,720)	229,558

Net increase in cash and cash equivalents	6,674	3,491
Cash and cash equivalents, beginning of period	2,403	4,193

Cash and cash equivalents, end of period	$9,077	$7,684

Supplemental disclosures of cash flow information:
Interest paid	$10,854	$6,144
Income taxes paid	$10,204	$7,540

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

The Company entered into a business combination with Delta Education, LLC (“Delta”) during the six months ended October 29, 2005, which was paid for using cash. The fair value of the Delta assets and liabilities, net of cash acquired, at the date of acquisition was:

For the Six Months Ended
October 29, 2005
Accounts receivable	$24,732
Inventories	21,947
Prepaid expenses and other current assets	3,779
Property, plant and equipment	4,042
Other assets	119
Goodwill	124,041
Intangible assets	108,470
Capital lease obligations - current	(25)
Accounts payable	(6,934)
Accrued liabilities	(9,586)
Capital lease obligations - long-term	(85)
Other liabilities	(190)

Net assets acquired	$270,310

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

NOTE 2 – TERMINATED MERGER TRANSACTION

On May 31, 2005, the Company announced that it had entered into an Agreement and Plan of Merger, as amended, dated as of May 31, 2005 (the “Merger Agreement”), with LBW Holdings, Inc. and LBW Acquisition, Inc. On October 25, 2005, a Termination and Release Agreement was entered into by and among the Company, LBW Holdings, Inc. and LBW Acquisition, Inc. pursuant to which the Merger Agreement was terminated by mutual agreement and the parties released each other from certain claims. No termination fees were paid by the Company or by LBW Holdings, Inc., and each party was responsible for its own merger-related expenses. The Company incurred $2,466 and $5,202 of costs during the three and six month periods ending October 29, 2005, respectively related to the terminated merger transaction.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes the information used in developing assumptions when pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, The Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years beginning after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact to the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. Among other things, FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. The new guidance will be effective for the Company at the beginning of fiscal 2008 and is not expected to have a material effect on the Company’s results of operations or financial position.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 4 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity during the six months ended October 28, 2006 were as follows:

Shareholders’ equity balance at April 29, 2006	$553,733
Net income	66,069
Share-based compensation expense	2,355
Issuance of common stock in conjunction with stock option exercises	2,525
Tax benefit on stock option exercises	388
Purchase of treasury shares	(36,526)
Foreign currency translation adjustment	3,071

Shareholders’ equity balance at October 28, 2006	$591,615

Comprehensive income for the periods presented in the consolidated statements of operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net income	$29,202	$20,568	$66,069	$55,164
Foreign currency translation adjustment	820	2,170	3,071	3,433

Total comprehensive income	$30,022	$22,738	$69,140	$58,597

NOTE 5 – EARNINGS PER SHARE AND EMPLOYEE STOCK PLANS

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended October 28, 2006:
Basic EPS	$29,202	22,212	$1.31

Effect of dilutive stock options	—	686

Diluted EPS	$29,202	22,898	$1.28

Three months ended October 29, 2005:
Basic EPS	$20,568	22,881	$0.90

Effect of dilutive stock options	—	947
Effect of convertible debt	—	347

Diluted EPS	$20,568	24,175	$0.85

Six months ended October 28, 2006:
Basic EPS	$66,069	22,548	$2.93

Effect of dilutive stock options	—	665

Diluted EPS	$66,069	23,213	$2.85

Six months ended October 29, 2005:
Basic EPS	$55,164	22,869	$2.41

Effect of dilutive stock options	—	946
Effect of convertible debt	—	320

Diluted EPS	$55,164	24,135	$2.29

The Company had 875 additional stock options outstanding during the three and six months ended October 28, 2006 that were not included in the computation of diluted EPS because they were anti-dilutive. There were no anti-dilutive options outstanding during the three and six months ended October 29, 2005. The effect of convertible debt on the Company’s diluted EPS for the three and six months ended October 29, 2005 relates to the Company’s $133,000, 3.75% convertible subordinated notes as the average price of the Company’s common stock on The Nasdaq National Market exceeded the initial conversion price of $40.00 per share during the periods presented.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

During the three and six months ended October 28, 2006, the Company recognized $1,141 and $2,355 in share-based compensation expense, respectively. The total income tax benefit recognized relating to share-based compensation expense for the three and six months ended October 28, 2006 was $304 and $611, respectively. Net income for the three and six months ended October 28, 2006 decreased by $837 and $1,744, respectively and basic and diluted EPS decreased by $0.04 and $0.08, respectively. The Company recognizes share-based compensation expense on a straight-line basis over the vesting period of each award. As of October 28, 2006, total unrecognized share-based expense was $9,261, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 1.5 years.

The Company has two stock-based compensation plans, the 1998 plan and the 2002 plan. Under the 1998 plan, the maximum number of options available for grant is equal to 20% of the Company’s outstanding common stock at the date of grant. Under the 2002 plan, the maximum number of options available for grant is 1,500 shares. Both non-qualified and incentive stock options to purchase common stock at prices equal to the fair market value of the stock on the grant dates have been made from the plans. The exercise price for certain options granted under the plans may be paid in cash, shares of common stock or a combination of cash and shares. Employee options vest ratably on the first through fourth anniversary of the grant date in accordance with the vesting schedule and expire 10 years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, 20% after the first year, 50% (cumulative) after the second year and 100% (cumulative) after the third year.

The Company has historically issued new shares of common stock to settle shares due upon option exercise. For the six months ended October 28, 2006, approximately 107 new shares were issued to settle option exercises.

The fair value of options granted is estimated on the date of grant using the Black-Scholes single option pricing model with the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Average-risk free interest rate	4.77%	N/A	4.93%	3.85%
Expected dividend yield	—	N/A	—	—
Expected volatility	34.14%	N/A	34.50%	46.55%
Expected term	5.5 years	N/A	5.5 years	5.5 years

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

The weighted-average fair value of options granted was $14.57 during the three months ended October 28, 2006 and was $13.61 and $18.44 during the six months ended October 28, 2006 and October 29, 2005, respectively. No options were granted during the three months ended October 29, 2005.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

A summary of stock option activity during the six months ended October 28, 2006 is:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Balance at April 29, 2006:
Outstanding at beginning of period	2,882	$23.29
Granted	149	$33.41
Exercised	(107)	$23.63
Cancelled	(75)	$32.28

Outstanding at October 28, 2006	2,849	$23.57	4.57	$44.8

Exercisable at October 28, 2006	2,064	$19.12	3.01	$41.6

The table below presents stock option exercise and vesting activity for the three and six months ended October 28, 2006 and October 29, 2005:

	For the Three Months Ended		For the Six Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Total intrinsic value of stock options exercised	$1,069	$486	$1,287	$805
Cash received from stock option exercises	$2,015	$650	$2,525	$970
Income tax benefit from the exercise of stock options	$318	$189	$388	$312
Total fair value of vested stock options	$542	$826	$1,945	$2,316

Prior Year Pro Forma Expense

The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards prior to the adoption of SFAS 123(R):

	For the Three Months Ended	For the Six Months Ended
	October 29, 2005	October 29, 2005
Net income, as reported	$20,568	$55,164
Deduct: Total stock-based compensation expense, net of related tax effects	(842)	(1,547)

Pro forma net income	$19,726	$53,617

EPS:
As reported:
Basic	$0.90	$2.41
Diluted	$0.85	$2.29
Pro forma:
Basic	$0.86	$2.34
Diluted	$0.82	$2.22

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, excluding goodwill:

October 28, 2006	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (11 to 17 years)	$39,488	$(10,615)	$28,873
Publishing rights (12 to 25 years)	105,010	(6,210)	98,800
Non-compete agreements (3.5 to 10 years)	8,703	(4,286)	4,417
Copyrighted materials (23 years)	7,100	(669)	6,431
Tradenames and trademarks (5 to 30 years)	4,434	(412)	4,022
Other (less than 1 to 13 years)	3,665	(1,148)	2,517

Total amortizable intangible assets	168,400	(23,340)	145,060
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	41,012	—	41,012

Total non-amortizable intangible assets	53,712	—	53,712

Total intangible assets	$222,112	$(23,340)	$198,772

April 29, 2006	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (11 to 17 years)	$70,202	$(10,629)	$59,573
Publishing rights (10 years)	33,200	(2,213)	30,987
Non-compete agreements (3.5 to 10 years)	6,985	(3,764)	3,221
Copyrighted materials (23 years)	7,100	(514)	6,586
Tradenames and trademarks (5 to 30 years)	4,436	(302)	4,134
Order backlog and other (less than 1 to 10 years)	1,729	(432)	1,297

Total amortizable intangible assets	123,652	(17,854)	105,798

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	46,292	—	46,292

Total non-amortizable intangible assets	58,992	—	58,992

Total intangible assets	$182,644	$(17,854)	$164,790

October 29, 2005	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (11 to 17 years)	$70,202	$(8,313)	$61,889
Publishing rights (10 years)	33,200	(553)	32,647
Non-compete agreements (1 to 10 years)	6,985	(3,339)	3,646
Copyrighted materials (23 years)	7,100	(360)	6,740
Tradenames and trademarks (2 to 30 years)	3,773	(405)	3,368
Order backlog and other (less than 1 to 10 years)	1,113	(298)	815

Total amortizable intangible assets	122,373	(13,268)	109,105
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	46,292	—	46,292

Total non-amortizable intangible assets	58,992	—	58,992

Total intangible assets	$181,365	$(13,268)	$168,097

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Intangible amortization expense for the three months ended October 28, 2006 and October 29, 2005 was $2,744 and $1,924, respectively, and $5,272 and $2,959 for the six months ended October 28, 2006 and October 29, 2005, respectively.

Estimated intangible amortization expense for the remainder of fiscal 2007 and each of the five succeeding fiscal years is estimated to be:

Fiscal 2007 (six months remaining)	$4,700
Fiscal 2008	9,239
Fiscal 2009	8,966
Fiscal 2010	8,854
Fiscal 2011	8,541
Fiscal 2012	8,373

The following information presents changes to goodwill during the period beginning October 29, 2005 through October 28, 2006:

Segment	Balance at October 29, 2005	Acquisitions	Adjustments	Balance at April 29, 2006	Acquisitions	Adjustments	Balance at October 28, 2006
Specialty	$442,117	$(802)	$(24,007)	$417,308	$(36,086)	$2,729	$383,951
Essentials	$165,143	—	—	$165,143	—	—	$165,143

Total	$607,260	$(802)	$(24,007)	$582,451	$(36,086)	$2,729	$549,094

The Specialty segment adjustments during the period October 29, 2005 to April 29, 2006 of $(24,007) are comprised of $(25,600) impairment charge related to our Visual Media business, $1,859 related to foreign currency translation, $100 for a deferred purchase price payment for our October 2001 acquisition of Premier Science and $(366) related to final purchase accounting adjustments. The Specialty segment acquisitions during the six months ended October 28, 2006 primarily represent final Delta purchase price adjustments including $(38,544) pursuant to the final intangible asset valuation, and $2,238 adjustments to inventory. The Specialty segment adjustments during the six months ended October 28, 2006 of $2,729 represents foreign currency translation.

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

On August 31, 2005, the Company acquired all of the membership interests of Delta Education, LLC (“Delta”) from Wicks Learning Group, LLC, an affiliate of the Wicks Group of Companies L.L.C., a New York-based private equity firm, for an aggregate purchase price, net of cash acquired, of $270,310. The transaction was funded in cash through borrowings under the Company’s credit facility as well as through a $100,000 term loan facility, both of which were subsequently replaced by the Company’s Amended and Restated Credit Agreement. The business operates primarily from Nashua, New Hampshire and is the exclusive publisher of inquiry based hands-on science curriculum for the elementary school market developed by the University of California, Berkeley. Its products include comprehensive science kits, books, instructional materials and education software. As part of the transaction, the Company also acquired Delta’s Educators Publishing Service division, a supplemental publisher of

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

reading titles for grades K-8. The Delta business complements the Company’s Frey Scientific brand, and the Educators Publishing Service division enhances the offerings of our existing publishing assets. The final purchase price allocation resulted in goodwill of $87,956, which is deductible for tax purposes. The results of this acquisition have been included in the Specialty segment since the date of acquisition.

The Company engaged a third party to assist the Company in the valuation of Delta’s intangible assets. Details of Delta’s final acquired intangible assets, which are deductible for tax purposes, are as follows:

Acquired Intangibles	Allocated Value	Amortizable Life
Amortizable intangibles:
Publishing rights	$105,010	12-25 years
Non-compete agreements	1,600	5 years
Order backlog	404	<1 years
Lease agreements	1,110	13 years

Total	108,124
Non-amortizable intangibles:
Tradenames and trademarks	38,890	N/A

Total acquired intangibles	$147,014

Publishing rights allow the Company to publish, republish and distribute existing and future works. Included above are rights associated with the Full Option Science SystemTM (FOSS®) and various rights associated with the Educator’s Publishing Service business.

The following information presents the unaudited pro forma results of operations of the Company for the three and six months ended October 28, 2006 and October 29, 2005 and includes the Company’s consolidated results of operations and the results of the companies acquired during fiscal 2006 as if all such acquisitions had been made at the beginning of fiscal 2006. The results presented below include certain pro forma adjustments to reflect the amortization of certain amortizable intangible assets, adjustments to interest expense, and the inclusion of an income tax provision on all earnings:

	Three Months Ended		Six Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Revenues	$378,672	$361,992	$764,071	$758,806
Net income	29,202	22,894	66,069	62,793

Net income per share:
Basic	$1.31	$1.00	$2.93	$2.75
Diluted	$1.28	$0.95	$2.85	$2.60

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 28, 2006	April 29, 2006	October 29, 2005
Land	$502	$502	$502
System implementation and projects in progress	12,055	8,021	2,170
Buildings and leasehold improvements	33,218	33,096	32,802
Furniture, fixtures, computer equipment and other	67,829	64,305	65,167
Machinery and warehouse equipment	44,718	41,892	40,322

Total property, plant and equipment	158,322	147,816	140,963
Less: Accumulated depreciation	(78,941)	(71,042)	(65,580)

Net property, plant and equipment	$79,381	$76,774	$75,383

Depreciation expense for the three months ended October 28, 2006 and October 29, 2005 was $3,798 and $3,902, respectively, and $7,588 and $8,068 for the six months ended October 28, 2006 and October 29, 2005, respectively.

NOTE 10 – SEGMENT INFORMATION

The Company’s business activities are organized around two principal business segments, Specialty and Essentials, and operate principally in the United States, with limited business in Canada. Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. Products supplied within the Specialty segment primarily target specific educational disciplines, such as art, physical education, sciences and early childhood. This segment also supplies student academic planners, videos, DVDs, published educational materials and sound presentation equipment. Products supplied within the Essentials segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and equipment. Intercompany eliminations represent intercompany sales between our Specialty and Essentials segments, and the resulting profit recognized on such intercompany sales. All intercompany transactions have been eliminated.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table presents segment information:

	Three Months Ended		Six Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Revenues:
Specialty	$210,658	$187,780	$428,454	$377,523
Essentials	172,072	160,318	346,923	334,860
Corporate	182	173	357	332
Intercompany eliminations	(4,240)	(3,906)	(11,663)	(10,313)

Total	$378,672	$344,365	$764,071	$702,402

Operating income and income before taxes:
Specialty	$41,244	$33,116	$90,189	$76,485
Essentials	22,660	21,877	49,624	49,562
Corporate	(7,721)	(15,452)	(15,212)	(26,507)
Intercompany eliminations	29	178	(745)	(268)

Operating income	56,212	39,719	123,856	99,272
Interest expense and other	8,119	6,275	15,278	9,574

Income before taxes	$48,093	$33,444	$108,578	$89,698

Identifiable assets (at quarter end):
Specialty			$729,581	$749,252
Essentials			203,093	206,415

Total			932,674	955,667
Corporate assets			261,013	249,224

Total			$1,193,687	$1,204,891

Depreciation and amortization of intangible assets and development costs:
Specialty	$6,017	$4,875	$11,926	$8,852
Essentials	852	698	1,693	1,408

Total	6,869	5,573	13,619	10,260
Corporate	1,502	1,366	2,936	3,037

Total	$8,371	$6,939	$16,555	$13,297

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Specialty	$2,495	$3,196	$5,108	$6,507
Essentials	2	35	8	67

Total	2,497	3,231	5,116	6,574
Corporate	4,317	1,231	10,848	4,436

Total	$6,814	$4,462	$15,964	$11,010

NOTE 11 – DEBT

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement that matures on February 1, 2011 and provides for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also pays a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at October 28, 2006. The effective interest rate under the credit facility for the second quarter of fiscal 2007 was 7.14%, which includes amortization of loan origination fees of $64 and commitment fees on unborrowed funds of $98. The effective interest rate under the credit facility for the second quarter of fiscal 2006 was 6.55%, which includes amortization of the loan origination fees of $184 and commitment fees on unborrowed funds of $91. As of October 28, 2006, $273,000 was outstanding on the revolving loan, and no borrowings were made or outstanding on the term loan.

The Company’s $133,000, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of October 28, 2006.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 13 – SUBSEQUENT EVENT

On November 22, 2006, the Company sold $200,000 of convertible subordinated debentures due 2026. The debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. In connection with any such conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of debentures to be converted and the Company’s total conversion obligation, and will deliver, at its option, cash or shares of its common stock in respect of the remainder, if any, of its conversion obligation.

The initial conversion rate is .0194574 shares per $1 principal amount of debentures, which represents an initial conversion price of approximately $51.39 per share. The debentures are redeemable at the Company’s option on or after November 30, 2011. On November 30, 2011, 2016 and 2021 and upon the occurrence of certain circumstances, holders will have the right to require the Company to repurchase all or some of the debentures.

The Company used a portion of the proceeds to repurchase 1,058 shares of its common stock at a cost of $39,982 under its recently updated share repurchase program. The remaining proceeds were used to pay down a portion of its existing debt under the credit facility.

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

During the first six months of fiscal 2007, revenues increased 8.8% over the first six months of fiscal 2006, and gross margin improved 30 basis points. The revenue increase was primarily related to the Delta Education, LLC (“Delta”)acquisition and organic growth in the Essentials segment. The increased gross margin was related to a shift in the product mix to Specialty segment revenues which have higher gross margins. Specialty segment revenues accounted for 56.1% of total revenues for the six months ended October 28, 2006 as compared to 53.7% of total revenues for the comparable period of fiscal 2006. Selling, general and administrative expenses (“SG&A”) decreased 100 basis points as a percent of revenues in the first six months of fiscal 2007 as compared to the first six months of fiscal 2006. The decrease reflects non-recurring expenses from fiscal 2006 and supply chain efficiencies partially offset by $2.4 million of pre-tax share-based compensation expense for the current six month period with the adoption of SFAS No. 123(R). As a result of the increased gross margin and reduction in SG&A as a percent of sales, operating income increased 24.7% and net income increased 19.8% in the first six months of fiscal 2007 as compared to the first six months of fiscal 2006.

Merger Transaction

On May 31, 2005, the Company announced that we had entered into an Agreement and Plan of Merger, dated as of May 31, 2005, with LBW Holdings, Inc. and LBW Acquisition, Inc. On October 25, 2005, a Termination and Release was entered into by the parties pursuant to which the Agreement and Plan of Merger was terminated by mutual agreement and the parties released each other from certain claims. No termination fees were paid by the parties, and each party paid its own merger-related expenses. During the first six months of fiscal 2006, we incurred $5.2 million of terminated merger costs.

Results of Operations

The following table sets forth various items as a percentage of revenues for the three and six months ended October 28, 2006 and October 29, 2005:

	Three Months Ended		Six Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	57.9	57.5	56.5	56.8

Gross profit	42.1	42.5	43.5	43.2
Selling, general and administrative expenses	27.2	30.3	27.3	28.3
Terminated merger costs	—	0.7	—	0.8

Operating income	14.9	11.5	16.2	14.1
Interest expense, net	1.5	1.5	1.5	1.1
Other expense	0.6	0.3	0.5	0.2

Income before provision for income taxes	12.8	9.7	14.2	12.8
Provision for income taxes	5.0	3.7	5.6	4.9

Net income	7.8%	6.0%	8.6%	7.9%

Three Months Ended October 28, 2006 Compared to Three Months Ended October 29, 2005

Revenues

Revenues increased 10.0% from $344.4 million for the three months ended October 29, 2005 to $378.7 million for the three months ended October 28, 2006. Specialty segment revenues increased 12.2% from $187.8 million for the three months ended October 29, 2005 (which includes $3.9 million of intersegment revenues) to $210.7 million for the three months ended October 28, 2006 (which includes $4.2 million of intersegment revenues). The growth in Specialty segment revenues was primarily related to an additional month of acquired Delta revenues in fiscal 2007 as compared to fiscal 2006 and organic growth in the Specialty segment business units offset, to some extent, by a revenue decline in the Visual Media component for which we recorded an impairment charge in fiscal 2006. Essentials segment revenues, which are comprised solely of third-party revenues, increased 7.3% from $160.3 million for the three months ended October 29, 2005 to $172.1 million for the three months ended October 28, 2006. The growth in Essentials segment revenues was primarily related to organic growth in furniture products partially offset by a reduction in revenues related to the January 2006 sale of Audio Graphics.

Gross Profit

Gross profit increased 8.8% from $146.4 million for the three months ended October 29, 2005 to $159.3 million for the three months ended October 28, 2006. The increase in gross profit was due to incremental revenues. Gross margin declined 40 basis points from 42.5% for the three months ended October 29, 2005 to 42.1% for the three months ended October 28, 2006. The decrease in gross margin was primarily related to product mix within both the Specialty and Essentials segments. Specialty segment gross profit increased $9.8 million from $96.2 million for the three months ended October 29, 2005 to $106.0 million for the three months ended October 28, 2006 and gross margin decreased from 51.2% to 50.3%. This decrease was related to mix within the segment, including the decline in revenues for the Visual Media component of the segment. Essentials segment gross profit increased $3.2 million from $49.9 million for the three months ended October 29, 2005 to $53.1 million for the three months ended October 29, 2006 and gross margin declined from 31.1% to 30.9%. The decline in gross margin was primarily driven by the product mix within the Essentials segment as the revenue growth was primarily in furniture products, which have lower gross margins than consumer products.

Selling, General and Administrative Expenses

SG&A includes selling expenses, the most significant of which are sales wages and commissions; operations expenses, which includes customer service, warehouse and out-bound freight costs on shipments from our distribution centers; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; and depreciation and intangible asset amortization expense.

SG&A decreased 310 basis points, as a percent of revenues, from $104.2 million or 30.3% of revenues for the three months ended October 29, 2005 to $103.1 million or 27.2% of revenues for the three months ended October 28, 2006. The decrease in SG&A as a percent of revenues was primarily related to supply chain efficiencies and cost control measures. In addition the second quarter of fiscal 2006 had non-recurring expenses associated with the integration of Delta and the closure of the Southaven, Mississippi distribution center. Partially offsetting these decreases was an incremental month of SG&A in the second quarter of fiscal 2007 for our Delta acquisition and $1.1 million of stock-based compensation expense.

Specialty segment SG&A increased $1.8 million from $63.0 million or 33.6% of revenues for the three months ended October 29, 2005 to $64.8 million or 30.7% of revenue for the three months ended October 28, 2006. The increase in SG&A was primarily due to the inclusion of an incremental month of SG&A expenses related to the fiscal 2006 Delta acquisition as well as $0.5 million of stock-based compensation expense. The decrease in Specialty segment SG&A as a percent of revenues was primarily related to supply chain efficiencies and integration of Delta. Essentials segment SG&A increased $2.5 million from $28.0 million for the three months ended October 29, 2005 to $30.5 million for the three months ended October 28, 2006, and increased slightly as a percent of revenues from 17.5% for the three months ended October 29, 2005 to 17.7% for the three months ended October 28, 2006. The increase in SG&A was primarily due to an increase in selling expenses driven by an increase in revenues. Corporate SG&A decreased $5.3 million primarily due to non-recurring costs incurred in the second quarter of fiscal 2006 in conjunction with the closure of our Southaven, Mississippi distribution center.

Terminated Merger Costs

During the three months ended October 29, 2005, the Company incurred $2.5 million of accounting, legal and other transaction-related costs associated with the terminated merger.

Interest Expense

Net interest expense increased $0.4 million from $5.2 million for the three months ended October 29, 2005 to $5.6 million for the three months ended October 28, 2006. The increase in interest expense was primarily due to an increase in average debt outstanding, and an increase in the effective interest rate on outstanding borrowings.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $2.5 million in fiscal 2007’s second quarter, compared to $1.1 million in fiscal 2006’s second quarter. The $1.4 million increase was primarily related to an increase in the average securitized receivable balances in the current year primarily due to Delta as well as an increased effective discount rate on the accounts receivable securitization.

Provision for Income Taxes

Provision for income taxes increased $6.0 million primarily due to increased pre-tax income. The effective income tax rate increased to 39.3% for the three months ended October 28, 2006 from 38.5% for the three months ended October 29, 2005. The increase in the effective income tax rate is primarily due to the tax treatment of incentive stock options under SFAS 123(R). The effective income tax rate exceeds the federal statutory rate of 35% primarily due to the impact of state income taxes.

Six Months Ended October 28, 2006 Compared to Six Months Ended October 29, 2005

Revenues

Revenues increased 8.8% from $702.4 million for the six months ended October 29, 2005 to $764.1 million for the six months ended October 28, 2006. The increase in revenues was primarily due to the acquisition of Delta and organic growth in the Essentials segment. Specialty segment revenues increased 13.5% from $377.5 million (which includes $10.3 million of intersegment revenues) to $428.5 million (which includes $11.7 million of intersegment revenues). The growth in Specialty segment revenues was primarily related to the Delta acquisition and a modest increase in revenues attributable to existing businesses, excluding our Visual Media business for which a goodwill impairment was recorded in fiscal 2006. Essentials segment revenues (which is comprised solely of third-party revenues) increased 3.6% from $334.9 million for the six months ended October 29, 2005 to $346.9 million for the six months ended October 28, 2006. The increase in Essentials segment revenues was primarily attributable to organic growth, partially offset by the reduction in revenues related to the January 2006 sale of Audio Graphics.

Gross Profit

Gross profit increased 9.4% from $303.6 million for the six months ended October 29, 2005 to $332.2 million for the six months ended October 28, 2006. The increase in gross profit was due to an increase in revenues and improved gross margins related to an increased product mix of higher margin proprietary products. Gross margin improved 30 basis points from 43.2% for the six months ended October 29, 2005 to 43.5% for the six months ended October 28, 2006. The increased gross margin was related to a shift in the product mix to Specialty segment revenues which have higher gross margins. Specialty segment revenues accounted for 56.1% of total revenues for the six months ended October 28, 2006 as compared to 53.7% of total revenues for the comparable period of fiscal 2006. Specialty segment gross profit increased $27.5 million from $193.1 million for the six months ended October 29, 2005 to $220.6 million for the six months ended October 28, 2006 and gross margin increased from 51.1% to 51.5%. The increase in gross margin was primarily driven by the Delta acquisition. Essentials segment gross profit increased $1.6 million from $110.4 million for the six months ended October 29, 2005 to $112.0 million for the six months ended October 28, 2006 and gross margin decreased from 33.0% to 32.3%. The decline in gross margin was primarily driven by the product mix within the Essentials segment as the revenue growth was primarily in furniture products, which have lower gross margins than consumable products.

Selling, General and Administrative Expenses

SG&A decreased 100 basis points, as a percent of revenues, from $199.1 million or 28.3% of revenues for the six months ended October 29, 2005 to $208.4 million or 27.3% of revenues for the six months ended October 28, 2006. The increase in SG&A primarily resulted from the inclusion of an incremental four months of expenses in fiscal 2007 related to the fiscal 2006 Delta acquisition, incremental variable costs associated with the incremental revenues of $61.7 million, and $2.4 million of stock-based compensation expense. Partially offsetting the increase were supply chain productivity improvements, primarily in the Mt. Joy, Pennsylvania distribution center, cost control measures particularly in headcount rationalization across the Company, and the non-recurring expenses incurred in fiscal 2006 related to the closure of our Southaven, Mississippi distribution center.

Specialty segment SG&A increased $13.8 million from $116.6 million for the six months ended October 29, 2005 to $130.4 million for the six months ended October 28, 2006, and decreased 50 basis points as a percent of revenues from 30.9% to 30.4%. The increase in SG&A was primarily due to the incremental four months of expenses related to the Delta acquisition. The decrease in SG&A as a percent of revenue was primarily attributable to supply chain efficiencies and reduced catalog costs. Essentials segment SG&A increased $1.6 million from $60.8 million or 18.2% of revenues for the six months ended October 29, 2005 to $62.4 million or 18.0% of revenues for the six months ended October 28, 2006. The increase in SG&A was primarily due to increased selling expenses consistent with increased revenues, and stock-based compensation expense. Corporate SG&A decreased $6.2 million, primarily related to the non-recurring charges in fiscal 2006 associated with the closure of the Southaven, Mississippi distribution center.

Terminated Merger Costs

During the six months ended October 29, 2005, the Company incurred $5.2 million of accounting, legal and other transaction-related costs associated with the terminated merger.

Interest Expense

Net interest expense increased $4.0 million from $7.7 million to $11.7 million. The increase in interest expense was primarily due to an increase in average debt outstanding and an increase in our effective borrowing rate. The increase in our average debt outstanding is primarily due to the August 2005 acquisition of Delta.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $3.6 million in fiscal 2007, compared to $1.8 million in fiscal 2006. The $1.8 million increase is primarily related to increased average securitized receivables primarily related to Delta as well as an increase in the effective discount rate on the accounts receivable securitization.

Provision for Income Taxes

Provision for income taxes increased $8.0 million due to increased pre-tax income. The effective income tax rate increased to 39.2% for the six months ended October 28, 2006 versus 38.5% for the six months ended October 29, 2005. The increase in the effective income tax rate was primarily due to the tax treatment of incentive stock options under SFAS 123(R). The effective income tax rate of 39.2% exceeds the federal statutory rate of 35% primarily due to the impact of state income taxes.

Liquidity and Capital Resources

At October 28, 2006, we had working capital of $77.5 million. Our capitalization at October 28, 2006 was $1,014.1 million and consisted of debt of $422.5 million and shareholders’ equity of $591.6 million.

Our credit facility matures on February 1, 2011 and provides for $350.0 million of revolving loan availability and $100.0 million incremental term loan availability. The amount outstanding as of October 28, 2006 under the revolving and incremental term loans was $273.0 million and $0, respectively. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital requirements of our peak selling season. As of October 28, 2006, our effective interest rate on borrowings under our credit facility was approximately 7.80%, which excludes amortization of loan origination and commitment fees on unborrowed funds. During the six months ended October 28, 2006, we incurred commitment fees on unborrowed funds under the credit facility of $0.1 million and amortized loan origination fee costs of $0.1 million. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on capital expenditures. The Company was in compliance with these covenants at October 28, 2006.

The $133 million, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. The notes are recorded as a current liability. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of October 28, 2006.

Net cash provided by operating activities decreased $4.8 million from $55.2 million for the six months ended October 29, 2005 to $50.4 million for the six months ended October 28, 2006. The decrease in cash provided by operating activities was primarily related to the effect of liquidating the acquired working capital of Delta in the second quarter of last year.

Net cash used in investing activities for the six months ended October 28, 2006 was $15.0 million as compared with $281.3 million, which included $270.3 million for the acquisition of Delta, for the six months ended October 29, 2005. Additions to property, plant and equipment increased $5.1 million from $6.0 million in fiscal 2006 to $11.1 million in fiscal 2007, primarily consisting of costs related to the continued implementation of our new business systems.

Net cash used in financing activities was $28.7 million in fiscal 2007 as compared to net cash provided by investing activities of $229.6 million in fiscal 2006. The net cash used in financing activities in fiscal 2007 reflected the repurchase of 1.1 million shares of our common stock at a net cost of $36.5 million. See Part II, Item 2, Issuer Purchases of Equity Securities for additional information regarding share repurchases. Net cash provided by investing activities in the first six months of fiscal 2006 was used primarily to fund the Delta acquisition.

On November 22, 2006, we sold $200.0 million of convertible subordinated debentures due 2026. The debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. In connection with any such conversion, we will deliver cash equal to the lesser of the aggregate principal amount of debentures to be converted and our total conversion obligation, and will deliver, at our option, cash or shares of our common stock in respect of the remainder, if any, of our conversion obligation.

The initial conversion rate is 19.4574 shares per $1,000 principal amount of debentures, which represents an initial conversion price of approximately $51.39 per share. The debentures are redeemable at our option on or after November 30, 2011. On November 30, 2011, 2016 and 2021 and upon the occurrence of certain circumstances, holders will have the right to require us to repurchase all or some of the debentures.

We used a portion of the proceeds to repurchase approximately 1.1 million shares of our common stock at a cost of $40.0 million. The remaining proceeds were used to pay down a portion of our existing debt under the credit facility.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the foreseeable future.

Off Balance Sheet Arrangements

We have an accounts receivable securitization facility. The facility expires January 31, 2007 and it may be extended further with the financial institution’s consent. The facility permits advances up to $175.0 million from July 1 through November 30 of each year, and advances up to $75.0 million from December 1 through June 30 of each year. We entered into the facility for the purpose of reducing our variable rate interest expense. At October 28, 2006, $50.0 million was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the six months ended October 28, 2006 and October 29, 2005 were $3.6 and $1.7 million, respectively. These costs are included in other expense in our consolidated statement of operations.

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

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by or on behalf of us, in this Quarterly Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 29, 2006.

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

ITEM 2. Issuer Purchases of Equity Securities

Share Repurchase Program

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (in thousands) that May Yet Be Purchased Under the Plans or Programs
Fiscal June	239,200	$31.67	239,200	$42,425
Fiscal August	383,926	34.01	383,926	29,369
Fiscal September	444,995	35.72	444,995	13,474
Fiscal October	—	—	—	—

Total	1,068,121	$34.20	1,068,121	$13,474

On June 15, 2006 the Company’s Board of Directors approved a share repurchase program, which allows us to purchase up to $50 million of our outstanding common stock. In November 2006, the Company’s Board of Directors authorized an additional $26.5 million repurchase, bringing the total authorization to $76.5 million. In conjunction with our November 2006 convertible debt offering we repurchased $40.0 million in shares, completing our available purchases under this authorization. Common stock acquired through the share repurchase program will be available for general corporate purposes.

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC. (Registrant)

12/05/06	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
President and Chief Executive Officer (Principal Executive Officer)

12/05/06	/s/ David G. Gomach
Date	David G. Gomach
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement between School Specialty, Inc. and David G. Gomach dated August 14, 2006, incorporated herein by reference to Exhibit 99.2 of School Specialty’s Current Report on Form 8-K dated August 29, 2006.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.