Form 10-Q
period 2007-01-27
SCHOOL SPECIALTY INC
filed 2007-03-02
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-24385

SCHOOL SPECIALTY, INC.

(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-0971239
(State or Other Jurisdiction of Incorporation)	(IRS Employer. Identification No.)

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2007
Common Stock, $0.001 par value	21,173,340

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 2007

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 27, 2007	April 29, 2006	January 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,541	$2,403	$1,518
Accounts receivable, less allowances of $3,772, $3,880 and $3,697, respectively	70,831	60,553	58,053
Inventories	137,137	158,892	123,028
Deferred catalog costs	14,159	21,139	20,138
Prepaid expenses and other current assets	24,832	17,415	26,177
Refundable federal income taxes	—	11,264	—
Deferred taxes	7,126	7,097	8,911

Total current assets	255,626	278,763	237,825
Property, plant and equipment, net	78,774	76,774	75,103
Goodwill	545,458	582,451	608,282
Intangible assets, net	196,326	164,790	166,571
Other	33,627	27,597	24,866

Total assets	$1,109,811	$1,130,375	$1,112,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities—long-term debt	$133,579	$133,578	$560
Accounts payable	50,086	74,919	45,406
Accrued compensation	16,734	11,781	13,333
Deferred revenue	5,216	4,133	3,562
Accrued income taxes	8,593	—	388
Other accrued liabilities	24,044	19,585	23,705

Total current liabilities	238,252	243,996	86,954
Long-term debt—less current maturities	279,590	283,629	380,589
Deferred taxes	56,404	48,627	60,269
Other liabilities	145	390	385

Total liabilities	574,391	576,642	528,197

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized and 23,266,961, 22,962,111 and 22,941,744 shares issued, respectively	23	23	23
Capital paid-in excess of par value	364,408	352,865	352,239
Common stock held in treasury at cost, 2,126,121 shares held as of January 27, 2007	(76,508)	—	—
Accumulated other comprehensive income	14,098	14,692	13,456
Retained earnings	233,399	186,153	218,732

Total shareholders’ equity	535,420	553,733	584,450

Total liabilities and shareholders’ equity	$1,109,811	$1,130,375	$1,112,647

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Revenues	$132,072	$132,476	$896,143	$834,878
Cost of revenues	80,018	79,409	511,840	478,236

Gross profit	52,054	53,067	384,303	356,642
Selling, general and administrative expenses	75,895	82,878	284,288	281,979
Terminated merger costs	—	—	—	5,202

Operating income (loss)	(23,841)	(29,811)	100,015	69,461
Other (income) expense:
Interest expense	5,024	5,536	16,800	13,349
Interest income	(14)	(35)	(72)	(99)
Other	1,688	1,313	5,248	3,138

Income (loss) before provision for (benefit from) income taxes	(30,539)	(36,625)	78,039	53,073
Provision for (benefit from) income taxes	(11,716)	(14,101)	30,793	20,433

Net income (loss)	$(18,823)	$(22,524)	$47,246	$32,640

Weighted average shares outstanding:
Basic	21,274	22,902	22,105	22,880
Diluted	21,274	22,902	22,787	23,893
Net income (loss) per share:
Basic	$(0.88)	$(0.98)	$2.14	$1.43
Diluted	$(0.88)	$(0.98)	$2.07	$1.37

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended
	January 27, 2007	January 28, 2006
Cash flows from operating activities:
Net income	$47,246	$32,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	19,262	17,211
Amortization of product development costs	5,192	3,115
Amortization of debt fees and other	928	1,048
Share-based compensation expense	3,259	—
Deferred taxes	7,748	4,604
Loss (gain) on disposal of property, plant and equipment	290	(57)
Proceeds from amounts sold under receivables securitization, net	—	2,800
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
(Increase) decrease in accounts receivable	(10,415)	24,802
(Increase) decrease in inventories	19,689	35,856
(Increase) decrease in deferred catalog costs	6,980	1,532
(Increase) decrease in prepaid expenses and other current assets	2,970	(4,190)
Increase (decrease) in accounts payable	(24,353)	(17,910)
Increase (decrease) in accrued liabilities	19,793	(1,159)

Net cash provided by operating activities	98,589	100,292

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	—	(271,437)
Additions to property, plant and equipment	(14,788)	(9,789)
Investment in intangible and other assets	(202)	(1,376)
Investment in product development costs	(7,167)	(8,016)
Proceeds from disposal of property, plant and equipment	1,011	227

Net cash used in investing activities	(21,146)	(290,391)

Cash flows from financing activities:
Proceeds from convertible debt offering	200,000	—
Proceeds from bank borrowings	964,900	1,417,100
Repayment of debt and capital leases	(1,168,938)	(1,231,732)
Purchase of treasury shares	(76,508)	—
Payment of debt fees and other	(5,266)	(244)
Proceeds from exercise of stock options	6,502	2,300
Excess income tax benefit from exercise of stock options	1,005	—

Net cash (used in) provided by financing activities	(78,305)	187,424

Net decrease in cash and cash equivalents	(862)	(2,675)
Cash and cash equivalents, beginning of period	2,403	4,193

Cash and cash equivalents, end of period	$1,541	$1,518

Supplemental disclosures of cash flow information:
Interest paid	$13,238	$10,555
Income taxes paid	$11,186	$8,784

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

The Company entered into certain business combinations in the nine months ended January 28, 2006, which were paid for using cash. The fair value of the assets and liabilities of the acquired companies, net of cash acquired, at the dates of acquisition are presented as follows:

For the Nine Months Ended January 28, 2006
Accounts receivable	$24,819
Inventories	21,218
Prepaid expenses and other current assets	3,810
Property, plant and equipment	3,940
Other assets	119
Goodwill	124,952
Intangible assets	109,187
Capital lease obligations—current	(25)
Accounts payable	(6,903)
Accrued liabilities	(9,505)
Capital lease obligations—long-term	(85)
Other liabilities	(190)

Net assets acquired	$271,337

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

NOTE 2 – TERMINATED MERGER TRANSACTION

On May 31, 2005, the Company announced that it had entered into an Agreement and Plan of Merger, as amended, dated as of May 31, 2005 (the “Merger Agreement”), with LBW Holdings, Inc. and LBW Acquisition, Inc. On October 25, 2005, a Termination and Release Agreement was entered into by and among the Company, LBW Holdings, Inc. and LBW Acquisition, Inc. pursuant to which the Merger Agreement was terminated by mutual agreement and the parties released each other from certain claims. No termination fees were paid by the Company or by LBW Holdings, Inc., and each party was responsible for its own merger-related expenses. The Company incurred $0 and $5,202 of costs during the three and nine month periods ending January 28, 2006 related to the terminated merger transaction.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes the information used in developing assumptions when pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the new standard to determine the effect on the Company’s financial statements and related disclosures.

In September 2006, The Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years beginning after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. Among other things, FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. The new guidance will be effective for the Company at the beginning of fiscal 2008. The Company is currently evaluating the interpretation to determine the effect on the Company’s financial statements and related disclosures.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 4 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity during the nine months ended January 27, 2007 were as follows:

Shareholders’ equity balance at April 29, 2006	$553,733
Net income	47,246
Share-based compensation expense	3,259
Issuance of common stock in conjunction with stock option exercises	6,502
Tax benefit on stock option exercises	1,782
Purchase of treasury shares	(76,508)
Foreign currency translation adjustment	(594)

Shareholders’ equity balance at January 27, 2007	$535,420

Comprehensive income for the periods presented in the consolidated statements of operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Net income	$(18,823)	$(22,524)	$47,246	$32,640
Foreign currency translation adjustment	3,665	1,014	(594)	4,447

Total comprehensive income	$(15,158)	$(21,510)	$46,652	$37,087

Remainder of page intentionally left blank.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 5 – EARNINGS PER SHARE AND EMPLOYEE STOCK PLANS

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended January 27, 2007:
Basic and diluted EPS	$(18,823)	21,274	$(0.88)

Three months ended January 28, 2006:
Basic and diluted EPS	$(22,524)	22,902	$(0.98)

Nine months ended January 27, 2007:
Basic EPS	$47,246	22,105	$2.14

Effect of dilutive stock options	—	682

Diluted EPS	$47,246	22,787	$2.07

Nine months ended January 28, 2006:
Basic EPS	$32,640	22,880	$1.43

Effect of dilutive stock options	—	887
Effect of convertible debt	—	126

Diluted EPS	$32,640	23,893	$1.37

The Company had 862 and 0 additional stock options outstanding during the nine months ended January 27, 2007 and January 28, 2006 that were not included in the computation of diluted EPS because they were anti-dilutive. There is no disclosure for anti-dilutive options during the three months ended January 27, 2007 and January 28, 2006 as the Company incurred net losses during both of the periods. The effect of convertible debt on the Company’s diluted EPS for the nine months ended January 28, 2006 relates to the Company’s $133,000, 3.75% convertible subordinated notes as the average price of the Company’s common stock on The Nasdaq National Market exceeded the initial conversion price of $40.00 per share during this period.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

During the three and nine months ended January 27, 2007, the Company recognized $904 and $3,259 in share-based compensation expense, respectively. The total income tax benefit recognized relating to share-based compensation expense for the three and nine months ended January 27, 2007 was $222 and $833, respectively. Net income for the three and nine months ended January 27, 2007 decreased by $682 and $2,426, respectively and basic and diluted EPS decreased by $0.03 and $0.11, respectively. The Company recognizes share-based compensation expense on a straight-line basis over the vesting period of each award. As of January 27, 2007, total unrecognized share-based expense was $8,823, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.5 years.

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

The Company has historically issued new shares of common stock to settle shares due upon option exercise. For the nine months ended January 27, 2007, approximately 305 new shares were issued to settle option exercises.

The fair value of options granted is estimated on the date of grant using the Black-Scholes single option pricing model with the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Average-risk free interest rate	4.44%	4.44%	4.82%	4.39%
Expected dividend yield	—	—	—	—
Expected volatility	33.00%	37.62%	34.16%	38.42%
Expected term	5.5 years	5.5 years	5.5 years	5.5 years

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

The weighted-average fair value of options granted was $14.61 and $15.51 during the three months ended January 27, 2007 and January 28, 2006, respectively, and was $13.84 and $15.77 during the nine months ended January 27, 2007 and January 28, 2006, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

A summary of stock option activity during the nine months ended January 27, 2007 was:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at April 29, 2006:
Outstanding at beginning of period	2,882	$23.29
Granted	193	$34.39
Exercised	(305)	$21.33
Cancelled	(86)	$32.90

Outstanding at January 27, 2007	2,684	$24.00	4.4	$40,032

Vesting and expected to vest	2,622	$23.73	4.3	$39,833

Exercisable at January 27, 2007	1,999	$20.05	3.0	$37,706

The table below presents stock option exercise for the three and nine months ended January 27, 2007 and January 28, 2006:

	For the Three Months Ended		For the Nine Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Total intrinsic value of stock options exercised	$3,437	$580	$4,724	$1,386
Cash received from stock option exercises	$3,977	$1,329	$6,502	$2,300
Income tax benefit from the exercise of stock options	$1,393	$206	$1,782	$518

Remainder of page intentionally left blank.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Prior Year Pro Forma Expense

The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards prior to the adoption of SFAS 123(R):

	For the Three Months Ended January 28, 2006	For the Nine Months Ended January 28, 2006
Net income, as reported	$(22,524)	$32,640
Deduct: Total stock-based compensation expense, net of related tax effects	(643)	(2,167)

Pro forma net income	$(23,167)	$30,473

EPS:
As reported:
Basic	$(0.98)	$1.43
Diluted	$(0.98)	$1.37
Pro forma:
Basic	$(1.01)	$1.33
Diluted	$(1.01)	$1.28

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, excluding goodwill:

January 27, 2007	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$39,379	$(11,234)	$28,145
Publishing rights (15 to 25 years)	105,010	(7,365)	97,645
Non-compete agreements (3.5 to 10 years)	8,678	(4,554)	4,124
Copyrighted materials (23 years)	7,100	(746)	6,354
Tradenames and trademarks (5 to 30 years)	4,434	(467)	3,967
Other (less than 1 to 13 years)	3,666	(1,287)	2,379

Total amortizable intangible assets	168,267	(25,653)	142,614

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	41,012	—	41,012

Total non-amortizable intangible assets	53,712	—	53,712

Total intangible assets	$221,979	$(25,653)	$196,326

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

April 29, 2006	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$70,202	$(10,629)	$59,573
Publishing rights (10 years)	33,200	(2,213)	30,987
Non-compete agreements (3.5 to 10 years)	6,985	(3,764)	3,221
Copyrighted materials (23 years)	7,100	(514)	6,586
Tradenames and trademarks (5 to 30 years)	4,436	(302)	4,134
Order backlog and other (less than 1 to 10 years)	1,729	(432)	1,297

Total amortizable intangible assets	123,652	(17,854)	105,798

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	46,292	—	46,292

Total non-amortizable intangible assets	58,992	—	58,992

Total intangible assets	$182,644	$(17,854)	$164,790

January 28, 2006	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$70,202	$(9,471)	$60,731
Publishing rights (10 years)	33,200	(1,383)	31,817
Non-compete agreements (1 to 10 years)	6,985	(3,552)	3,433
Copyrighted materials (23 years)	7,100	(437)	6,663
Tradenames and trademarks (2 to 30 years)	4,297	(245)	4,052
Order backlog and other (less than 1 to 10 years)	1,213	(330)	883

Total amortizable intangible assets	122,997	(15,418)	107,579

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	46,292	—	46,292

Total non-amortizable intangible assets	58,992	—	58,992

Total intangible assets	$181,989	$(15,418)	$166,571

Intangible amortization expense for the three months ended January 27, 2007 and January 28, 2006 was $2,356 and $2,343, respectively, and $7,628 and $5,302 for the nine months ended January 27, 2007 and January 28, 2006, respectively.

Estimated intangible amortization expense for the remainder of fiscal 2007 and each of the five succeeding fiscal years is estimated to be:

Fiscal 2007 (three months remaining)	$2,343
Fiscal 2008	9,227
Fiscal 2009	8,964
Fiscal 2010	8,847
Fiscal 2011	8,533
Fiscal 2012	8,366

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following information presents changes to goodwill during the period beginning January 28, 2006 through January 27, 2007:

Segment	Balance at January 28, 2006	Acquisitions	Adjustments	Balance at April 29, 2006	Acquisitions	Adjustments	Balance at January 27, 2007
Specialty	$443,139	$—	$(25,831)	$417,308	$(36,725)	$(268)	$380,315
Essentials	$165,143	—	—	$165,143	—	—	$165,143

Total	$608,282	$—	$(25,831)	$582,451	$(36,725)	$(268)	$545,458

The Specialty segment adjustments during the period January 28, 2006 to April 29, 2006 of $(25,831) are comprised of $(25,600) impairment charge related to our Visual Media business, $1,046 related to foreign currency translation, and $(1,277) related to final purchase accounting adjustments.

The Specialty segment acquisitions during the nine months ended January 27, 2007 of $(36,725) represent final Delta purchase price adjustments including: $(38,544) pursuant to the final intangible asset valuation, $2,238 adjustments to inventory, $(639) adjustment to accounts payable and $220 of net other adjustments. The Specialty segment adjustments during the nine months ended January 27, 2007 of $(268) includes $(368) of foreign currency translation and $100 for a deferred purchase price payment for our October 2001 acquisition of Premier Science.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company engaged a third party to assist the Company in the valuation of Delta’s intangible assets. Details of Delta’s final acquired intangible assets, which are deductible for tax purposes, are as follows:

Acquired Intangibles	Allocated Value	Amortizable Life
Amortizable intangibles:
Publishing rights	$105,010	15-25 years
Non-compete agreements	1,600	5 years
Order backlog	404	<1 years
Lease agreements	1,110	13 years

Total	108,124
Non-amortizable intangibles:
Tradenames and trademarks	38,890	N/A

Total acquired intangibles	$147,014

Publishing rights allow the Company to publish, republish and distribute existing and future works. Included above are rights associated with the Full Option Science SystemTM (FOSS®) and various rights associated with the Educator’s Publishing Service business.

The following information presents the unaudited pro forma results of operations of the Company for the three and nine months ended January 28, 2006 and includes the Company’s consolidated results of operations and the results of the companies acquired during fiscal 2006 as if all such acquisitions had been made at the beginning of fiscal 2006. The results presented below include certain pro forma adjustments to reflect the amortization of certain amortizable intangible assets, adjustments to interest expense, and the inclusion of an income tax provision on all earnings:

	Three Months Ended January 28, 2006	Nine Months Ended January 28, 2006
Revenues	$132,694	$891,500
Net income	(22,533)	40,347

Net income per share:
Basic	$(0.98)	$1.76
Diluted	$(0.98)	$1.69

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	January 27, 2007	April 29, 2006	January 28, 2006
Land	$502	$502	$502
System implementation and projects in progress	3,691	8,021	4,380
Buildings and leasehold improvements	33,252	33,096	32,891
Furniture, fixtures, computer software and equipment, other	79,665	64,305	64,426
Machinery and warehouse equipment	44,502	41,892	40,912

Total property, plant and equipment	161,612	147,816	143,111
Less: Accumulated depreciation	(82,838)	(71,042)	(68,008)

Net property, plant and equipment	$78,774	$76,774	$75,103

Depreciation expense for the three months ended January 27, 2007 and January 28, 2006 was $4,046 and $3,841, respectively, and $11,634 and $11,909 for the nine months ended January 27, 2007 and January 28, 2006, respectively.

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

Remainder of page intentionally left blank.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table presents segment information:

	Three Months Ended		Nine Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Revenues:
Specialty	$78,194	$74,747	$506,648	$452,269
Essentials	56,679	60,065	403,602	394,926
Corporate	184	179	540	511
Intercompany eliminations	(2,985)	(2,515)	(14,647)	(12,828)

Total	$132,072	$132,476	$896,143	$834,878

Operating income and income before taxes:
Specialty	$(12,906)	$(17,444)	$77,285	$59,040
Essentials	(2,877)	(4,030)	46,746	45,543
Corporate	(7,697)	(8,046)	(22,910)	(34,488)
Intercompany eliminations	(361)	(291)	(1,106)	(634)

Operating income	(23,841)	(29,811)	100,015	69,461
Interest expense and other	6,698	6,814	21,976	16,388

Income before taxes	$(30,539)	$(36,625)	$78,039	$53,073

Identifiable assets (at quarter end):
Specialty			$736,635	$771,975
Essentials			210,976	204,676

Total			947,611	976,651
Corporate assets			162,200	135,996

Total			$1,109,811	$1,112,647

Depreciation and amortization of intangible assets and development costs:
Specialty	$5,243	$4,946	$17,169	$13,798
Essentials	847	733	2,540	2,140

Total	6,090	5,679	19,709	15,938
Corporate	1,809	1,350	4,745	4,388

Total	$7,899	$7,029	$24,454	$20,326

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Specialty	$2,908	$5,419	$8,016	$11,926
Essentials	9	27	17	94

Total	2,917	5,446	8,033	12,020
Corporate	3,276	2,725	14,124	7,161

Total	$6,193	$8,171	$22,157	$19,181

NOTE 11 – DEBT

On November 22, 2006, the Company sold $200,000 of convertible subordinated debentures due 2026. The debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. In connection with any such conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of debentures to be converted or the Company’s total conversion obligation, and will deliver, at its option, cash or shares of its common stock in respect of the remainder, if any, of its conversion obligation.

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

The Company used a portion of the proceeds to repurchase 1,058 shares of its common stock during November, 2006, at a cost of $39,982 under its share repurchase program. The remaining proceeds were used to pay down a portion of its existing debt under the credit facility.

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement that matures on February 1, 2011 and provides for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also pays a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at January 27, 2007. The effective interest rate under the credit facility for the third quarter of fiscal 2007 was 8.17%, which includes amortization of loan origination fees of $64 and commitment fees on unborrowed funds of $185. The effective interest rate under the credit facility for the third quarter of fiscal 2006 was 7.64%, which includes amortization of the loan origination fees of $212 and commitment fees on unborrowed funds of $146. As of January 27, 2007, $63,800 was outstanding on the revolving loan, and no borrowings were made or outstanding on the term loan.

The Company’s $133,000, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of January 27, 2007.

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

Overview

School Specialty is an education company that provides innovative and proprietary products, programs, and services to help educators engage and inspire students of all ages and abilities. Through each of our leading brands, we design, develop, and provide preK-12 educators with the latest and very best curriculum, supplemental learning resources and classroom basics. Working in collaboration with educators, we reach beyond the scope of textbooks to help teachers, guidance counselors and school administrators ensure that every student reaches his or her full potential.

During the first nine months of fiscal 2007, revenues increased 7.3% over the first nine months of fiscal 2006, and gross margin improved 20 basis points. The revenue increase was primarily related to the Delta Education, LLC (“Delta”) acquisition and organic growth in the Essentials segment. The increased gross margin was related to a shift in the product mix to Specialty segment revenues which have higher gross margins. Specialty segment revenues accounted for 56.6% of total revenues for the nine months ended January 27, 2007 as compared to 54.2% of total revenues for the comparable period of fiscal 2006. Selling, general and administrative (“SG&A”) expenses increased 0.8% in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006. This increase was related to an increase in variable expenses associated with the increase in revenues, an incremental four months of overhead expenses related to the acquisition of Delta and $3.3 million of stock-based compensation expense with the adoption of SFAS No. 123(R). These increases were substantially offset by expense reductions from a 10% decrease in full-time employees, efficiency improvements in supply chain and a reduction in discretionary spending. In addition, SG&A expenses in fiscal 2006 included $4.7 of facility closure and redundancy costs primarily related to the closure of our Southaven, Mississippi facility and the integration of our Frey business into Delta. These expense reductions led to SG&A decreasing 210 basis points as a percent of revenues in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006. As a result of the increased gross margin and reduction in SG&A as a percent of sales, operating income increased 44.0% and net income increased 44.7% in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006.

Merger Transaction

On May 31, 2005, the Company announced that we had entered into an Agreement and Plan of Merger, dated as of May 31, 2005, with LBW Holdings, Inc. and LBW Acquisition, Inc. On October 25, 2005, a Termination and Release was entered into by the parties pursuant to which the Agreement and Plan of Merger was terminated by mutual agreement and the parties released each other from certain claims. No termination fees were paid by the parties, and each party paid its own merger-related expenses. During the first nine months of fiscal 2006, we incurred $5.2 million of terminated merger costs.

Results of Operations

The following table sets forth various items as a percentage of revenues for the three and nine months ended January 27, 2007 and January 28, 2006:

	Three Months Ended		Nine Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.6	59.9	57.1	57.3

Gross profit	39.4	40.1	42.9	42.7
Selling, general and administrative expenses	57.5	62.6	31.7	33.8
Terminated merger costs	—	—	—	0.6

Operating income (loss)	(18.1)	(22.5)	11.2	8.3
Interest expense, net	3.8	4.1	1.9	1.6
Other expense	1.3	1.0	0.6	0.4

Income (loss) before provision for (benefit from) income taxes	(23.2)	(27.6)	8.7	6.3
Provision for (benefit from) income taxes	(8.9)	(10.6)	3.4	2.4

Net income (loss)	(14.3)%	(17.0)%	5.3%	3.9%

Three Months Ended January 27, 2007 Compared to Three Months Ended January 28, 2006

Revenues

Revenues were $132.1 million for the three months ended January 27, 2007 as compared to $132.5 million for the three months ended January 28, 2006. Specialty segment revenues increased 4.6% from $74.7 million for the three months ended January 28, 2006 (which included $2.5 million of intersegment revenues) to $78.2 million for the three months ended January 27, 2007 (which includes $3.0 million of intersegment revenues). The increase in Specialty segment revenues was driven by organic growth in the Specialty segment business units partially offset by a revenue decline in the Visual Media component for which we recorded an impairment charge in fiscal 2006. Essentials segment revenues, which are comprised solely of third-party revenues, decreased 5.6% from $60.1 million for the three months ended January 28, 2006 to $56.7 million for the three months ended January 27, 2007. The decline in Essentials segment revenues was primarily related to the January 2006 sale of the Audio Graphics business unit.

Gross Profit

Gross profit was $52.1 million for the three months ended January 27, 2007 as compared to $53.1 million for the three months ended January 28, 2006. The decrease in gross profit was due to a combination of decreased revenues and a shift in revenue mix from higher margin businesses to lower margin businesses within the Specialty segment. Gross margin declined 70 basis points from 40.1% for the three months ended January 28, 2006 to 39.4% for the three months ended January 27, 2007. Specialty segment gross profit decreased $0.6 million from $35.8 million for the three months ended January 28, 2006 to $35.2 million for the three months ended January 27, 2007 and gross margin decreased from 47.9% to 45.0%. The decrease in gross profit and gross margin was related primarily to mix within the segment, most significantly the decline in revenues for the Visual Media component of the segment. Essentials segment gross profit decreased $0.1 million from $17.2 million for the three months ended January 28, 2006 to $17.1 million for the three months ended January 27, 2007. Gross margin increased 150 basis points, from 28.7% to 30.2%. The increase in gross margin was primarily driven by the prior year impact of inventory reduction efforts and valuation adjustments.

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

SG&A decreased 510 basis points, as a percent of revenues, from $82.9 million or 62.6% of revenues for the three months ended January 28, 2006 to $75.9 million or 57.5% of revenues for the three months ended January 27, 2007. The decrease in SG&A as a percent of revenues was primarily related to supply chain efficiencies, catalog optimization, reductions in staffing of over 300 full-time equivalents and non-recurring expenses that were realized in last year’s third quarter. Partially offsetting these decreases was a $0.9 million of stock-based compensation expense and increased SG&A attributable to the shift in sales mix to the Specialty segment which has a higher SG&A structure than the Essentials segment.

Specialty segment SG&A decreased $5.2 million from $53.3 million or 71.2% of revenues for the three months ended January 28, 2006 to $48.1 million or 61.5% of revenue for the three months ended January 27, 2007. The decrease in SG&A was primarily due to the supply chain efficiencies realized, primarily in the Mt. Joy, Pennsylvania distribution center, catalog optimization initiatives and the integration of the Delta acquisition which resulted in staffing reductions. Offsetting the decrease, to some extent, was $0.2 million of stock based compensation expense. Essentials segment SG&A decreased $1.3 million from $21.3 million or 35.4% of revenues for the three months January 28, 2006 to $20.0 million or 35.3% of revenues for the three months ended January 27, 2007. The decrease in SG&A was primarily due to the divestiture of the Audio Graphics division in the fourth quarter of fiscal 2006 and a reduction in selling expense attributable to sales force integration. The decrease in Essentials SG&A was partially offset by $0.2 million in stock based compensation. Corporate SG&A decreased $0.5 million primarily due to headcount reductions offset by $0.5 million of stock based compensation expense.

Interest Expense

Net interest expense decreased $0.5 million from $5.5 million for the three months ended January 28, 2006 to $5.0 million for the three months ended January 27, 2007. The decrease in interest expense was primarily due to a decrease in the effective interest rate on outstanding borrowings. The decrease in the effective interest rate was a result of the issuance of $200.0 million of convertible subordinated debentures during the third quarter of fiscal 2007 at a rate of 3.75%, with a majority of the proceeds being used to paydown higher interest rate debt under the credit facility.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $1.7 million in fiscal 2007’s third quarter, compared to $1.3 million in fiscal 2006’s third quarter. The $0.4 million increase was primarily related to an increase in the average securitized receivable balances in the current year as well as an increased effective discount rate on the accounts receivable securitization.

Benefit from Income Taxes

Benefit from income taxes decreased $2.4 million primarily due to a decrease in pre-tax loss. The effective income tax rate decreased to 38.4% for the three months ended January 27, 2007 from 38.5% for the three months ended January 28, 2006. The decrease in the effective income tax rate is primarily due to the tax treatment of incentive stock options under SFAS 123(R). The effective income tax rate exceeds the federal statutory rate of 35% primarily due to the impact of state income taxes.

Nine Months Ended January 27, 2007 Compared to Nine Months Ended January 28, 2006

Revenues

Revenues increased 7.3% from $834.9 million for the nine months ended January 28, 2006 to $896.1 million for the nine months ended January 27, 2007. The increase in revenues was primarily due to the acquisition of Delta and organic growth in the Essentials segment. Specialty segment revenues increased 12.0% from $452.3 million (which includes $12.8 million of intersegment revenues) to $506.6 million (which includes $14.6 million of intersegment revenues). The growth in Specialty segment revenues was primarily related to the Delta acquisition and a modest increase in revenues attributable to existing businesses, excluding our Visual Media business. Essentials segment revenues (which is comprised solely of third-party revenues) increased 2.2% from $394.9 million for the nine months ended January 28, 2006 to $403.6 million for the nine months ended January 27, 2007. The increase in Essentials segment revenues was primarily attributable to organic growth, partially offset by the reduction in revenues related to the January 2006 sale of Audio Graphics.

Gross Profit

Gross profit increased 7.8% from $356.6 million for the nine months ended January 28, 2006 to $384.3 million for the nine months ended January 27, 2007. The increase in gross profit was due to an increase in revenues and improved gross margins related to an increased product mix of higher margin Specialty proprietary products. Gross margin improved 20 basis points from 42.7% for the nine months ended January 28, 2006 to 42.9% for the nine months ended January 27, 2007. The increased gross margin was related to a shift in the product mix to Specialty segment revenues which have higher gross margins. Specialty segment revenues accounted for 56.6% of total revenues for the nine months ended January 27, 2007 as compared to 54.2% of total revenues for the comparable period of fiscal 2006. Specialty segment gross profit increased $26.9 million from $228.9 million for the nine months ended January 28, 2006 to $255.8 million for the nine months ended January 27, 2007 and gross margin decreased from 50.6% to 50.5%. The decline in Specialty gross margin was primarily related to the decline in revenues for the Visual Media component, offset by the incremental revenues for Delta. Essentials segment gross profit increased $1.5 million from $127.7 million for the nine months ended January 28, 2006 to $129.2 million for the nine months ended January 27, 2007 and gross margin decreased from 32.3% to 32.0%. The decline in gross margin was primarily driven by the product mix within the Essentials segment as the revenue growth was primarily in furniture products, which have lower gross margins than consumable products.

Selling, General and Administrative Expenses

SG&A increased $2.3 million from $282.0 million for the nine months ended January 28, 2006 to $284.3 million for the nine months ended January 27, 2007, and decreased 210 basis points as a percent of revenues from 33.8% to 31.7%. The increase in SG&A primarily resulted from the inclusion of an incremental four months of expenses in fiscal 2007 related to the fiscal 2006 Delta acquisition, incremental variable costs associated with the incremental revenues of $61.3 million, and $3.3 million of stock-based compensation expense. Partially offsetting the increase were supply chain productivity improvements, primarily in the Mt. Joy, Pennsylvania distribution center, cost control measures particularly in headcount reductions across the Company, and the non-recurring expenses incurred in fiscal 2006 related to the closure of our Southaven, Mississippi distribution center.

Specialty segment SG&A increased $8.6 million from $169.9 million for the nine months ended January 28, 2006 to $178.5 million for the nine months ended January 27, 2007, and decreased 240 basis points as a percent of revenues from 37.6% to 35.2%. The increase in SG&A was due to the incremental four months of expenses related to the Delta acquisition and stock-based compensation expense of $1.2 million. The decrease in SG&A as a percent of revenue was primarily attributable to supply chain efficiencies, reduced catalog costs and headcount reductions primarily related to the integration of Delta. Essentials segment SG&A increased $0.2 million from $82.2 million or 20.8% of revenues for the nine months ended January 28, 2006 to $82.4 million or 20.4% of revenues for the nine months ended January 27, 2007. The increase in SG&A was primarily due to increased selling expenses consistent with increased revenues, and stock-based compensation expense of $0.6 million. These increases were offset by the reduced SG&A associated with the divestiture of the Audio Graphics division, a reduction in supply chain expenses associated with a shift in the product mix to furniture, which is shipped to our customers directly from our vendors and a headcount reduction related to sales force integration. Corporate SG&A decreased $6.6 million, primarily related to the non-recurring charges in fiscal 2006 associated with the closure of the Southaven, Mississippi distribution center, offset to some extent by $1.5 million of stock-based compensation expense.

Terminated Merger Costs

During the nine months ended January 28, 2006, the Company incurred $5.2 million of accounting, legal and other transaction-related costs associated with the terminated merger.

Interest Expense

Net interest expense increased $3.5 million from $13.3 million to $16.8 million. The increase in interest expense was primarily due to an increase in average debt outstanding and an increase in our effective borrowing rate. The increase in our average debt outstanding is primarily due to the August 2005 acquisition of Delta.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $5.3 million in fiscal 2007, compared to $3.0 million in fiscal 2006. The $2.1 million increase is primarily related to increased average securitized receivables primarily related to Delta as well as an increase in the effective discount rate on the accounts receivable securitization.

Provision for Income Taxes

Provision for income taxes increased $10.4 million due to increased pre-tax income. The effective income tax rate increased to 39.5% for the nine months ended January 27, 2007 versus 38.5% for the nine months ended January 28, 2006. The increase in the effective income tax rate was primarily due to the tax treatment of incentive stock options under SFAS 123(R). The effective income tax rate of 39.5% exceeds the federal statutory rate of 35% primarily due to the impact of state income taxes.

Liquidity and Capital Resources

At January 27, 2007, we had working capital of $17.4 million. Our capitalization at January 27, 2007 was $948.6 million and consisted of debt of $413.2 million and shareholders’ equity of $535.4 million.

Our credit facility matures on February 1, 2011 and provides for $350.0 million of revolving loan availability and $100.0 million incremental term loan availability. The amount outstanding as of January 27, 2007 under the revolving and incremental term loans was $63.8 million and $0, respectively. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital requirements of our peak selling season. As of January 27, 2007, our effective interest rate on borrowings under our credit facility was approximately 6.85%, which excludes amortization of loan origination and commitment fees on unborrowed funds. During the nine months ended January 27, 2007, we incurred commitment fees on unborrowed funds under the credit facility of $0.3 million and amortized loan origination fee costs of $0.2 million. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on capital expenditures. The Company was in compliance with these covenants at January 27, 2007.

The $133 million, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. The notes are recorded as a current liability. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of January 27, 2007.

Net cash provided by operating activities decreased $1.7 million from $100.3 million for the nine months ended January 28, 2006 to $98.6 million for the nine months ended January 27, 2007. The decrease in cash provided by operating activities was primarily related to an increased aging of our accounts receivable associated with the mix towards furniture revenues which historically have longer collection times, an earlier inventory build in preparation of the upcoming season, and the liquidation of the acquired working capital of Delta last year. These decreases were offset to some extent by an increase in accrued liabilities, primarily related to incremental income taxes payable attributable to the increased net income.

Net cash used in investing activities for the nine months ended January 27, 2007 was $21.1 million as compared with $290.4 million, which included $270.3 million for the acquisition of Delta, for the nine months ended January 28, 2006. Additions to property, plant and equipment increased $5.0 million from $9.8 million in fiscal 2006 to $14.8 million in fiscal 2007, primarily consisting of costs related to the continued implementation of our new enterprise resource planning platform.

Net cash used in financing activities was $78.3 million in fiscal 2007 as compared to net cash provided by financing activities of $187.4 million in fiscal 2006. The net cash used in financing activities in fiscal 2007 reflected the repurchase of 2.1 million shares of our common stock at a net cost of $76.5 million. See Part II, Item 2, Issuer Purchases of Equity Securities for additional information regarding share repurchases. Net cash provided by investing activities in the first nine months of fiscal 2006 was used primarily to fund the Delta acquisition.

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

Off Balance Sheet Arrangements

We have an accounts receivable securitization facility. The facility expires January 30, 2008 and it may be extended further with the financial institution’s consent. The facility permits advances up to $175.0 million from July 1 through November 30 of each year, and advances up to $75.0 million from December 1 through June 30 of each year. We entered into the facility for the purpose of reducing our variable rate interest expense. At January 27, 2007, $50.0 million was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the nine months ended January 27, 2007 and January 28, 2006 were $5.3 and $3.0 million, respectively. The increase in these costs was related to higher average balance of accounts receivable securitized due to the increase in the advance limits permitted by the facility. These costs are included in other expense in our consolidated statement of operations.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the period covered by this quarterly report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective for the purposes set forth in the definition under the Exchange Act rules.

Changes in Internal Control

During the fiscal quarter ended January 27, 2007, the Company implemented a common enterprise resource planning platform across three of its Specialty business units. Over a three year period, this platform will replace most of our existing systems. As a result, these three entities will be more closely aligned with standardized corporate processes and internal controls used throughout the Company.

Except for the preceding change, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	Risk Factors

The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in Item 1A of the Annual Report on Form 10-K for the Company’s fiscal year ended April 29, 2006.

ITEM 2.	Issuer Purchases of Equity Securities

Share Repurchase Program

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (in thousands) that May Yet Be Purchased Under the Plans or Programs
Fiscal November	1,058,000	37.79	1,058,000	18
Fiscal December	—	—	—	18
Fiscal January	—	—	—	18

Total	1,058,000	$35.79	1,058,000	$18

On June 15, 2006 the Company’s Board of Directors approved a share repurchase program, which allowed us to purchase up to $50 million of our outstanding common stock. In November 2006, the Company’s Board of Directors authorized an additional $26.5 million repurchase, bringing the total authorization to $76.5 million. In conjunction with our November 2006 convertible debt offering we repurchased $40.0 million in shares, substantially completing our available purchases under this authorization. Common stock acquired through the share repurchase program will be available for general corporate purposes.

ITEM 6.	Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

03/02/07	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
President and Chief Executive Officer
(Principal Executive Officer)

03/02/07	/s/ David G. Gomach
Date	David G. Gomach
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Indenture by and between School Specialty, Inc. and The Bank of New York Trust Company, N.A. dated as of November 22, 2006, incorporated herein by reference to Exhibit 4.1 of School Specialty’s Current Report on Form 8-K dated November 22, 2006.

4.2	Form of 3.75% Convertible Subordinated Debenture attached as Exhibit A to the Indenture), incorporated herein by reference to Exhibit 4.2 of School Specialty’s Current Report on Form 8-K dated November 22, 2006.

4.3	Resale Registration Rights Agreement by and between School Specialty, Inc. and Banc of America Securities LLC dated as of November 22, 2006, incorporated herein by reference to Exhibit 4.3 of School Specialty’s Current Report on Form 8-K dated November 22, 2006.

10.1	Purchase Agreement by and among School Specialty, Inc. and the Initial Purchasers named therein dated as of November 16, 2006, incorporated herein by reference to Exhibit 4.3 of School Specialty’s Current Report on Form 8-K dated November 22, 2006.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.