Form 10-K
period 2007-04-28
SCHOOL SPECIALTY INC
filed 2007-06-26
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended April 28, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of October 28, 2006, was approximately $861,869,465. As of June 1, 2007, there were 21,185,090 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on August 29, 2007 are incorporated by reference into Part III.

PART I

Item 1. Business

Unless the context requires otherwise, all references to “School Specialty,” the “Company,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. Our fiscal year ends on the last Saturday in April of each year. In this Annual Report on Form 10-K (“Annual Report”), we refer to fiscal years by reference to the calendar year in which they end (e.g., the fiscal year ended April 28, 2007 is referred to as “fiscal 2007”). Note that fiscal 2005 had 53 weeks, while all other fiscal years reported and referenced represent 52 weeks.

Company Overview

School Specialty is a leading education company providing products, programs and services that enhance student achievement and development. We are the largest provider of supplemental educational products and equipment to the pre-kindergarten through twelfth grade (“preK-12”) education market in the United States and Canada. We believe we are more than seven times larger than our nearest competitor in the supplemental educational products and equipment market. With the industry’s broadest offering of more than 100,000 products, we are able to be the single source supplier for substantially all of our customers’ supplemental educational product needs. Over 40% of our revenues are derived from our proprietary products. We reach our customers through the industry’s largest sales force of approximately 600 professionals, more than 47 million annual catalog mailings and our proprietary e-commerce websites. In fiscal 2007, we sold products to approximately 80% of the 116,700 schools in the United States and we believe we reached substantially all of the 3.7 million teachers in those schools. Our leading market position has been achieved by emphasizing high-quality products, superior order fulfillment and exceptional customer service. For fiscal 2007, we generated revenues of $1.043 billion.

We service the supplemental educational products market through two product categories, as described below. Financial information about our segments is included in the notes under Item 8, Financial Statements and Supplementary Data.

Specialty Products. Our Specialty products are value-added, curriculum- and age-focused products such as customized academic agendas, hands-on science education materials, arts and crafts materials and physical education and special needs equipment. Specialty products are sold to teachers and curriculum specialists to assist with educational development in the classroom. Our Specialty brands include Premier Agendas, Sportime, Childcraft Education, Delta Education, FOSS, Frey Scientific, Sax Arts & Crafts, School Specialty Publishing, Educator’s Publishing Service (“EPS”) and Califone. Our Specialty products accounted for 55% of our revenues for fiscal 2007.

Essentials Products. Our Essentials products include a comprehensive line of everyday consumables, instructional materials, art supplies, educational games, school forms, school furniture and outdoor equipment. Essentials products are typically sold to administrators of school districts and individual schools. We market our Essentials products under the Education Essentials and School Smart brands, along with many well recognized brand name products that we distribute. Our Essentials products accounted for 45% of our revenues for fiscal 2007.

Supplemental educational product procurement decisions are generally made at the classroom level by teachers and curriculum specialists and at the district and school levels by administrators. To best reach these buyer groups, we developed an innovative two-tiered sales and marketing approach. We target classroom level decision makers through a “bottom up” marketing approach for Specialty products, and we target school districts and school administrators through a “top down” marketing approach for Essentials products. Our “bottom up” approach utilizes a Specialty sales force of approximately 250 professionals, over 150 individual Specialty catalogs and our brand-specific websites to deliver premium educational products to teachers and curriculum specialists. Our “top down” approach utilizes an Essentials sales force of approximately 330 professionals, our Education Essentials catalog and School Specialty Online, an e-commerce solution that enables us to tailor our product offerings and pricing to individual school districts and school administrators. This two-tiered approach is designed to maximize our customer coverage and sales penetration.

We have grown in recent years through acquisitions and internal growth. From fiscal 2003 through fiscal 2007, our historical revenues, including revenues from acquired businesses, increased from $844.4 million to $1.043 billion, representing a compound annual growth rate (“CAGR”) of 5.4%. Our acquisition strategy has allowed us to solidify our leading position within the industry, enhance our product offering and leverage our national distribution network and market reach to operate more efficiently. In addition, our disciplined integration execution has consistently enabled us to reduce redundant costs, increase buying power and consolidate distribution facilities, resulting in improved profitability for the businesses we have acquired. We remain focused on organic growth and will continue to pursue selective acquisition opportunities that we believe will enhance our position as the leading provider of supplemental educational products in the United States and Canada. Our business is highly seasonal, with peak sales levels occurring from June through October.

School Specialty, Inc., founded in October 1959, was acquired by U.S. Office Products in May 1996. In June 1998, School Specialty was spun-off from U.S. Office Products in a tax-free transaction. Our common stock is listed on The Nasdaq Global Select Market under the symbol “SCHS.” In August 2000, we reincorporated from Delaware to Wisconsin. Our principal offices are located at W6316 Design Drive, Greenville, Wisconsin 54942, and our telephone number is (920) 734-5712. Our general website address is www.schoolspecialty.com. You may obtain, free of charge, copies of this Annual Report on Form 10-K as well as our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K (and amendments to those reports) filed with, or furnished to, the Securities Exchange Commission as soon as reasonably practicable after we have filed or furnished such reports by accessing our website at http://www.schoolspecialty.com, selecting “Investor Information” and then selecting the “SEC Filings” link. Information contained in any of our websites is not deemed to be a part of this Annual Report.

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

Industry Overview

The United States preK-12 education market is a large industry that has exhibited attractive and stable growth characteristics, despite fluctuations in the U.S. economy. For example, during the recessions of 1981-1983, 1991-1992 and 2001-2002, preK-12 education funding in the United States grew at CAGRs of 5.3%, 5.0%

and 4.7%, respectively. Educational expenditures are expected to rise from $376.6 billion (in constant 2002-2003 dollars) in 2002 to $498.0 billion in 2014. Spending per student and student enrollment are the two primary drivers of future education expenditures, and are each predicted to steadily rise through 2014. Expenditures per student are predicted to increase from $7,901 in 2002 to $10,043 in 2014. Over that same time period, public and private preK-12 enrollment is projected to rise from 54.6 million to 56.7 million.

Schools are funded primarily by state and local governments and, to a much lesser extent, the federal government. All three sources raised their expenditures for K-12 education over the past year and are expected to increase funding to continue their emphasis on public education funding in the coming years. State budgets remain strong as a healthy economy prompted larger-than-expected tax receipts in fiscal 2007, setting the stage for reinvestment in state programs, such as education. Federal funding of education has increased significantly since early 2002 when President Bush signed into law the No Child Left Behind Act of 2001, which was designed to improve student achievement in classrooms across the country. The fiscal 2007 federal budget was approved for $57.5 billion in discretionary spending for Department of Education programs, representing a 33% increase over 2001’s appropriation.

Our focus within the United States preK-12 education market is on supplemental educational products and equipment. Our customers are teachers, curriculum specialists, individual schools and school districts who purchase products for school and classroom use. We believe that the supplemental educational products and equipment market has generally grown in line with education funding and represented a market in excess of $7 billion in 2005.

The supplemental educational products and equipment market is highly fragmented with approximately 3,300 companies providing products and equipment, a majority of which are family- or employee-owned, regional companies that generate annual revenues under $10 million. We believe the increasing customer demand for single source suppliers, prompt order fulfillment and competitive pricing are acting as catalysts for industry consolidation. School districts are increasingly decentralizing their purchasing, which increases schools’ and teachers’ roles in educational product procurement decisions. We believe these changes are driving above-average growth in the demand for curriculum- and age-focused Specialty products. We believe that these industry trends will have a favorable competitive impact on our business, as we believe we are well positioned to utilize our operational capabilities and broad product offering to meet evolving customer demands.

Recent Acquisitions

We have acquired nine businesses since May 2002. Purchase prices, net of cash acquired, ranged from $1 million to $270 million.

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

Fiscal 2005

The Guidance Channel, Inc. In September 2004 we acquired certain assets of The Guidance Channel, Inc. and its subsidiaries or related companies, for approximately $19 million. The Guidance Channel is an educational publishing and media company, providing children, students, parents and teachers with timely and effective tools that help with critical life choices. The Guidance Channel offers over 5,000 proprietary publications and products, including multimedia programs, videos, curricula, information handouts, therapeutic games and prevention-awareness items. This business has been integrated with Teacher’s Media Company and Sunburst Visual Media in our School Specialty Media business unit within our Specialty segment.

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

Fiscal 2003

Sunburst Visual Media. In February 2003 we acquired the visual media division of Sunburst Technology Corporation (“Sunburst”) for approximately $8 million. Sunburst is a leading developer and marketer of proprietary videos, DVDs and related curriculum materials covering the character education, health and guidance curriculums in K-12 schools. Sunburst has been integrated with Teacher’s Media Company as a separate brand offering within our School Specialty Media business unit, within our Specialty segment.

J.L. Hammett. In August 2002 we acquired the remaining wholesale operations of J.L. Hammett (“Hammett”) for approximately $14 million. The Hammett business acquired primarily marketed preK-12 educational products to charter schools and national early learning childhood centers. The business has been integrated into our Essentials and Specialty segments.

abc School Supply. In August 2002 we acquired abc School Supply and related affiliates (“abc”). abc, a producer and marketer of preK-8 educational products, was integrated as a separate brand offering into our Childcraft division within the Specialty segment and a portion was integrated into our Essentials segment. We paid approximately $30 million for abc and also assumed approximately $11 million of debt.

Competitive Strengths

We attribute our strong competitive position to the following key factors:

Clear Market Leader in Fragmented Industry. We are the largest provider of supplemental educational products and equipment to the preK-12 education market in the United States and Canada, and we believe that we are more than seven times larger than our nearest competitor in this market. Within our industry, there are approximately 3,300 competitors, a majority of which are family or employee-owned, regional companies that generate annual revenues under $10 million. We believe that our significantly greater scale and scope of operations relative to our education competitors provide several competitive advantages including a broader product offering, significant purchasing power, a national distribution network and the ability to manage the seasonality and peak shipping requirements of the school purchasing cycle.

Stable Industry with Attractive Trends and Dynamics. Government funding for education is a consistently popular political issue enjoying broad-based voter support. From 1970 to 2003, preK-12 education funding in the United States grew steadily at a CAGR of 7.5%. Recent increases in state and local tax receipts, as well as strong federal support from the No Child Left Behind Act of 2001, have provided strong continued momentum for the education industry that we expect will continue into the 2007-08 school year. Supplemental educational products represent a small percentage of a school’s annual budget and a large majority of these products are consumable, further limiting our industry’s exposure to fluctuations in demand relative to other segments in the education market.

Largest Product Offering and Premier Brands. With over 100,000 items ranging from classroom supplies and furniture to playground equipment, we believe we are the only national provider of a full range of supplemental educational products and equipment to meet substantially all of the needs of schools and teachers in the preK-12 education market. We believe we have many of the most established brands in the industry that are recognized by educators across the country, with some brands more than 100 years old. We believe that the brand loyalty our products enjoy represents a significant competitive advantage. In addition, over 40% of our revenues are derived from our proprietary products. Our proprietary products typically generate higher margins than our non-proprietary products.

Unparalleled Customer Reach and Relationships. We have developed a highly integrated, two-tiered sales and marketing approach which we believe provides us with an unparalleled ability to reach teachers and curriculum specialists as well as school district and individual school administrators. We reach our customers through the industry’s largest sales force of approximately 600 professionals, more than 47 million annual catalog mailings and our proprietary e-commerce websites. In fiscal 2007, we sold products to approximately 80% of the 116,700 schools in the United States and we believe we reached substantially all of the 3.7 million teachers in those schools. We utilize our extensive customer databases to selectively target the appropriate customers for our Specialty catalog offerings. Additionally, we have invested heavily in the development of our e-commerce websites, which provide broad product offerings and generate higher internet sales than any of our education competitors. Our internet revenues, which were approximately $175.5 million in fiscal 2007, have grown at a CAGR of 33.7% since fiscal 2003.

Ability to Effectively Integrate and Improve Operating Margins of Acquired Businesses. We have completed nine acquisitions since May 2002. We typically establish a 6- to 12-month target for our integration process for which we form a focused transition team. The transition team is assigned the responsibility of integrating the acquired entity’s business systems, consolidating distribution centers, eliminating redundant expenses and any non-strategic product lines, as well as realizing sales and margin enhancements through cross merchandising and increased purchasing power. We have been able to rapidly improve the operating margins of the businesses we acquire by applying our extensive integration experience. We have also been able to improve revenue growth for certain acquired businesses through customer relationships, cross-merchandising and leveraging of our scale.

Highly Diversified Business Mix. Our broad product portfolio and extensive geographic reach minimize our concentration and exposure to any one school district, state, product or supplier. In fiscal 2007, our top 10 school district customers collectively accounted for less than 6% of revenues and our customers within any one state collectively accounted for less than 10% of revenues. For the same period, our top 100 products accounted for less than 5% of revenues and products from our top 10 suppliers generated less than 11% of revenues. We believe this diversification limits our exposure to state and local funding cycles and to product demand trends.

Strong Historical Financial Performance, Attractive Cash Flow Attributes and Multiple Growth Opportunities. We have historically demonstrated strong financial performance with high recurring revenues. Over 70% of our revenues are generated from the sale of consumable products, which typically need to be replaced at least once each school year. From fiscal 2003 through fiscal 2007, we grew our revenues through acquisitions and organic growth at a CAGR of 5.4%. The financial performance of our business remained relatively stable even during the state budget crisis from 2001 to 2003. We are continually focused on growing revenues within both our Specialty and Essentials segments, increasing our mix of proprietary products and improving our operations. Due to our low maintenance capital expenditure requirements, we convert a significant percentage of our operating income to cash flow available for debt service, acquisitions and/or share repurchases. We also enjoy highly predictable working capital cycles. In addition, we believe we have multiple revenue growth and margin improvement opportunities, including enhancing our sales efforts in under-penetrated states, expanding private-label business, increasing sourcing from overseas, optimizing direct marketing operations, increasing supply chain efficiency and pursuing strategic acquisitions. We also believe our movement towards category management, which will organize us around product and customer categories, will better synchronize our go-to-market strategies, product development efforts and supplier relationships. We believe this transformation will create new revenue streams and profitability.

Strong Management Team. We have a deep, experienced management team. Our executive management team and business unit leaders have an average of over 10 years of experience in the industry. Since David Vander Zanden, our Chief Executive Officer, joined us in 1998, our senior management team has been successful in growing our market share, diversifying our revenue streams into more profitable areas and improving the efficiency of our operations.

Growth Strategy

We use the following strategies to enhance our position as the leading provider of supplemental educational products and equipment:

Internal Growth. We plan to organically grow our revenues by:

•	Expanding our faster growth, higher margin Specialty products business;

•	Unifying our marketing efforts within an integrated category management structure;

•	Developing new, high-potential proprietary products that are curriculum- and age-focused;

•	Increasing our focus and selling resources in under-penetrated states and districts; and

•	Utilizing direct marketing techniques and strategies to increase customer acquisition and retention.

Margin Improvement. As we continue to grow our revenues, we plan to increase margins by:

•	Continuing to increase our mix of Specialty products, which, because of the large proportion of proprietary products, typically generate higher gross margins than our Essentials products;

•	Continuing to expand our private label business through the introduction of new products;

•	Expanding our direct sourcing of products from low-cost, overseas manufacturers;

•	Increasing the sophistication and effectiveness of our direct marketing operations;

•	Improving efficiencies of our supply chain activities;

•	Continuing the consolidation of distribution centers and the elimination of redundant expenses of acquired businesses; and

•	Utilizing our purchasing scale to negotiate favorable supplier terms and conditions.

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

The majority of our acquisitions have historically occurred in the second half of our fiscal year, which follows our peak shipping season. This allows us to devote our resources to the effective integration of acquired businesses prior to the upcoming selling season. We plan to continue to focus on acquisition candidates that expand our presence in Specialty products.

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

Reading & Literacy. Our reading and literacy programs, which are standards-based products and curriculum, are focused on providing educators and parents effective tools to encourage and enhance literacy, particularly in the K-6 grade levels. Educators Publishing Service (EPS) provides tailored reading and language arts instruction for students with special needs and proprietary instructional materials for educators. We also develop supplemental reading products including literature, workbooks and manipulatives to educators and parents under our leading imprints, including Instructional Fair, Frank Schaffer, Judy Instructo, Brighter Child, American Education Publishing, School Specialty Publishing and Spectrum.

Arts Education. Our leading market position is led by Sax Arts & Crafts, which offers products and programs focused on nurturing creativity and self-expression through hands-on learning. The product line ranges from original cross-curricular lesson plans and teaching resource materials to basic art materials, such as paints, brushes and papers. Our Arts Education group is supported by our team of art consultants who proactively serve the education process locally and nationally by conducting workshops and providing curriculum assistance to art educators.

Physical Education & Health. We offer a full range of programs, solutions, resources and equipment designed to help improve student and staff wellness. Our products, which are primarily offered under our Sportime brand, range from traditional sports equipment to unique and innovative products designed to encourage participation by all. We also offer proven, research-based solutions such as SPARK and WAY, which are curriculum- and product-based programs focused on promoting healthy, active lifestyles and target childhood obesity.

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

Our Essentials offerings are focused in the following areas:

School & Classroom Essentials. We are the largest marketer of school and classroom supplies. Through our School Specialty Education Essentials catalog, which offers many of our proprietary School Smart products, we provide an extensive offering of basic supplies that are consumed in the school and classrooms. This offering includes pencils, glue, paper, crayons, scissors, stickers and classroom decorations. Our School Smart brand was launched in 2005 and includes over 2,400 products. We plan to add an additional 700 products under the School Smart brand by the end of fiscal 2008. These products are primarily sourced directly from low-cost, overseas manufacturers, which we believe will allow us to enhance our product offering and improve profitability. Our School Smart brand is also represented in many of our Specialty offerings.

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

For further information regarding our Essentials and Specialty segments, see our “Segment Information” in the notes under Item 8, Financial Statements and Supplementary Data.

Intellectual Property

We maintain a number of trademarks, trade names, service marks and other intangible property rights that we believe have significant value and are important to our business. Our trademarks, trade names and service marks include the following: School Specialty, Education Essentials, School Smart, Projects by Design, School Specialty Publishing, American Education Publishing, Brighter Child, Frank Schaffer, Instructional Fair, Ideal, Judy Instructo, abc School Supply, Integrations, Abilitations, Brodhead Garrett, Califone, Childcraft, ClassroomDirect, Frey Scientific, Hammond & Stephens, Premier Agendas, Sax Arts & Crafts, Sax Family & Consumer Sciences, Spectrum, Sportime, Sunburst Visual Media, Teacher’s Media Company, Delta Education, NeoSCI, CPO Science and EPS. We also sell products under brands we license, such as FOSS and Franklin Covey Seven Habits.

Sales and Marketing

We developed our innovative two-tiered sales and marketing strategy that includes the industry’s largest sales force of approximately 600 professionals, more than 47 million annual catalog mailings and proprietary e-commerce websites. We believe our sales and marketing model is different from that of our competitors. Our strategy is to use two separate sales and marketing approaches (“bottom up” and “top down”) to reach all the prospective purchasers in the education system.

“Bottom Up.” We use the “bottom up” approach to target the classroom level decision-makers through our Specialty sales force of approximately 250 professionals, catalog mailings featuring our proprietary products and our Specialty brands and brand-specific websites. These catalogs allow teachers to choose products that are specific to their curriculum and classroom needs and may not have been purchased by school administration.

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

“Top Down.” Our “top down” marketing approach targets administrators through our Essentials sales force of approximately 330 professionals, the Education Essentials catalog and School Specialty Online, an e-commerce solution that enables us to generate higher internet sales than any of our education competitors.

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

Global Sourcing. We have increased our gross profit while improving product quality by directly sourcing product through overseas channels. Increasingly, we are looking to foreign vendors to manufacture proprietary products and develop exclusive products on our behalf.

Private Label Product. We launched the School Smart brand in 2005 to build brand loyalty and leverage our global sourcing efforts. The School Smart brand strategy involves taking third party Essentials products sourced overseas, enhancing them and selling them under the School Smart brand. The program included over 2,400 products in fiscal 2007 and we plan to add an additional 700 products under the School Smart brand by the end of fiscal 2008. This will represent a significant portion of the Essentials segment revenue which we believe will drive margin improvement and increased profitability in this segment.

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

In order to maintain the proprietary nature of some of our products, we operate four manufacturing facilities. Our Lancaster, Pennsylvania plant manufactures wood furniture for our early childhood offerings. The Bellingham, Washington; Fremont, Nebraska; and Langley, British Columbia facilities produce products for our agenda and forms offerings. Products that we manufacture accounted for less than 10% of sales during fiscal 2007, 2006 and 2005.

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

In fiscal 2006, we began implementing a common ERP platform across all of our businesses over a three year period. This platform will replace most of our existing systems and primarily includes software from Oracle’s E-Business suite. By utilizing common business systems across the corporation, we expect to achieve improved business processes, reduce cycle time and enhance integration between the business units. We believe the technologies of the new systems will readily support continued growth and integration of our existing and newly-acquired businesses. In fiscal 2007, three of our business units were converted to the new ERP platform. It is currently estimated that 80% of our business units will be converted by the end of fiscal 2008.

Competition

The supplemental educational products and equipment market is highly fragmented with approximately 3,300 companies providing products and equipment, many of which are family- or employee-owned, regional companies that generate annual revenues under $10 million. We also compete, to a much lesser extent, with alternate channel competitors such as office product contract stationers, office supply superstores, purchasing cooperatives and internet-based businesses. Their primary advantages over us include size, location, greater financial resources and purchasing power. Their primary disadvantage is that their product mix typically covers a very small portion of the school’s needs (measured by volume). We believe we compete favorably with these companies on the basis of service, product offering and customer reach.

Employees

As of June 1, 2007, we had approximately 2,650 full-time employees. To meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union and we consider our relations with our employees to be very good.

Backlog

We have no material backlog at April 28, 2007. Our customers typically purchase products on an as-needed basis.

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

Our business is highly competitive.

The market for supplemental educational products and equipment is highly competitive and fragmented. We estimate that over 3,300 companies market supplemental educational products and equipment to schools with preK-12 as a primary focus of their business. We also face competition from alternate channel marketers, including office supply superstores, office product contract stationers, and purchasing cooperatives that have not traditionally focused on marketing supplemental educational products and equipment. Our competitors impact the prices we are able to charge and we expect to continue to face pricing pressure from our competitors in the future. These competitors are likely to continue to expand their product lines and interest in supplemental educational products and equipment. Some of these competitors have greater financial resources and buying power than we do. We believe that the supplemental educational products and equipment market will consolidate over the next several years, which could increase competition in both our markets and our search for attractive acquisition candidates. We also face increased competition and pricing pressure as a result of the accessibility of the internet.

If any of our key personnel discontinue their role with us, our business could be adversely affected.

Our business depends to a large extent on the abilities and continued efforts of current executive officers and senior management. We are also likely to depend heavily on the executive officers and senior management of businesses that we acquire in the future. If any of these people become unable or unwilling to continue in his or her role, or if we are unable to attract and retain other qualified employees, including a new chief financial officer and other key personnel, our business could be adversely affected. Although we have employment contracts with many of our executive officers, we generally do not have employment agreements with other members of our management. Other than the life insurance we have in place for our Chief Executive Officer, we do not have and do not intend to obtain key man life insurance covering any of our executive officers or other members of our management.

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

We have a material amount of goodwill, other intangible assets and capitalized product development costs which might be written-down.

At April 28, 2007, goodwill and intangible assets represented approximately 64.6% of our total assets. Goodwill is the amount by which the costs of an acquisition exceed the fair value of the net assets we acquire. In addition, we are required to evaluate whether our goodwill and other intangible assets have been impaired. Reductions in our net income caused by the write-down of our existing goodwill or intangible assets or any goodwill or intangible assets acquired in any future acquisition we may make could materially adversely affect our results of operations. For example, during fiscal 2007 and fiscal 2006 we recorded pre-tax impairment charges of $23.5 million and $25.6 million, respectively, related to goodwill and other intangibles assets of our discontinued School Specialty Media (“SSM”) business unit. In addition, we have capitalized product development costs of $18.0 million and $22.8 million at April 28, 2007 and April 29, 2006, respectively, related to both internally developed and acquired proprietary products, which are amortized to expense over the lesser of five years or the product’s life cycle. Any changes in the estimated sales volume or life cycle of the underlying products could cause the currently capitalized costs or costs capitalized in the future to be impaired. For example, during fiscal 2007 and 2006 we recorded pre-tax impairments charges of $3.6 million and $1.0 million, respectively, related to product development costs of SSM.

Our operations are dependent on our information systems.

We have integrated the operations of most of our divisions and subsidiaries, which operate on a host system located at our Greenville, Wisconsin headquarters. In addition, there are several divisions running legacy systems hosted at their locations. All systems rely on continuous telecommunication connections to the main computers. If any of these connections becomes disrupted, or unavailable, for an extended period of time, the disruption could materially and adversely affect our business, operations and financial performance. We also continue to introduce new information systems to achieve a common processing infrastructure for all of our businesses, particularly the new ERP platform described elsewhere in this report, which will displace existing legacy systems. As we implement the new systems to the businesses, there is the possibility that it can be disruptive should the new systems not perform as expected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in a leased facility. The lease on this facility expires in April 2021. The facility is located at W6316 Design Drive, Greenville, Wisconsin, a combined office and warehouse facility of approximately 332,000 square feet, which also services both of our Specialty and Essentials segments. In addition, we lease or own the following principal facilities as of June 15, 2007:

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Bellingham, Washington (1)	48,000	Leased	March 31, 2011
Bellingham, Washington (1)	61,000	Leased	July 31, 2009
Bellingham, Washington (1)	22,000	Leased	October 30, 2007
Bellingham, Washington (1) (3)	14,000	Leased	—
Birmingham, Alabama (1)	25,000	Leased	October 31, 2012
Cambridge, Massachusetts (1)	18,000	Leased	July 31, 2008
Columbus, Ohio (1)	18,000	Leased	July 31, 2011
Fremont, Nebraska (1)	95,000	Leased	June 30, 2011
Fresno, California (2)	163,000	Leased	October 31, 2009
Hawthorne, New York (4)	9,000	Leased	June 30, 2008
Lancaster, Pennsylvania (2)	73,000	Leased	December 31, 2007
Langley, British Columbia (1)	9,000	Leased	August 31, 2008
Langley, British Columbia (1)	10,000	Leased	August 31, 2008
Lyons, New York (2)	195,000	Owned	—
Mansfield, Ohio (2)	315,000	Leased	November 30, 2020
Mount Joy, Pennsylvania (2)	400,000	Leased	December 31, 2024
Nashua, New Hampshire (1)	349,000	Leased	December 31, 2018
New Berlin, Wisconsin (1)	16,000	Leased	September 30, 2011
Norcross, Georgia (2)	41,000	Leased	December 31, 2010
Peabody, Massachusetts (1)	18,000	Leased	March 14, 2011
Plainview, New York (4)	27,000	Leased	June 30, 2010
Salina, Kansas (2)	115,000	Owned	—
Salina, Kansas (2)	45,000	Leased	February 29, 2008
San Fernando, California (1)	37,000	Leased	July 31, 2012
Walker, Michigan (1)	198,000	Leased	July 31, 2011

(1)	Location primarily services the Specialty segment.
(2)	Location services both business segments.
(3)	Facility lease at this location is renewed monthly.
(4)	Location services our discontinued School Specialty Media business unit.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the quarter ended April 28, 2007 to a vote of our security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 1, 2007, the following persons served as executive officers of School Specialty:

Name and Age of Officer
David J. Vander Zanden Age 52	Mr. Vander Zanden became Chief Executive Officer of School Specialty in September 2002, after serving as Interim Chief Executive Officer since March 2002. Mr. Vander Zanden served as Chief Operating Officer from March 1998 to March 2002, as well as President from March 1998 to March 2007. From 1992 to March 1998, he served as President of Ariens Company, a manufacturer of outdoor lawn and garden equipment. Mr. Vander Zanden has served as a director of School Specialty since June 1998.

Thomas M. Slagle Age 45	Mr. Slagle joined School Specialty as President and Chief Operating Officer in March 2007. Prior to joining School Specialty, Mr. Slagle served as Group President, Supply Chain Services - Medical for Cardinal Health, Inc., where he held profit and loss responsibility for five business segments with over $7 billion of revenue. Mr. Slagle’s 11 years with Cardinal Health, as well as prior executive management positions with Johnson & Johnson Ortho Diagnostics Division and Baxter Healthcare, included advancing through positions of increasing responsibility in operations, sales, supply chain and distribution management.

David G. Gomach Age 48	Mr. Gomach, a Certified Public Accountant, joined School Specialty in August 2006 as Executive Vice President Finance and was named Chief Financial Officer and Treasurer effective September 15, 2006. He spent most of his career with the Chicago Mercantile Exchange, joining that firm as a Manager of Budgets in 1987 and advancing through several promotions to become the CFO.

Gregory D. Cessna Age 50	Mr. Cessna joined School Specialty in July 2005 as the President of Education Essentials and corporate Executive Vice President. From 1999 until joining School Specialty, Mr. Cessna served as the Executive Vice President of PolyVision Corporation, A Steelcase Company. PolyVision Corporation was a manufacturer of Visual Communication products for the education and office products market. Mr. Cessna was President of ABB Process Analytics, a manufacturer of on-line analytical instruments, from 1990 until 1999.

Steven F. Korte Age 52	Mr. Korte joined School Specialty Inc in September 2005 as a result of the Delta Education LLC acquisition and was appointed President, Educational Publishing Group and corporate Executive Vice President shortly thereafter. From January 2004 to August 2005, Mr. Korte held the position of President and COO of Delta Education LLC. For the prior ten years 1994-2003, Mr. Korte was the President of Rigby Education/Harcourt Supplemental Publishers, a division of Reed Elsevier plc.

The term of office of each executive officer is from one annual meeting of the Board of Directors until the next annual meeting of the Board of Directors or until a successor for each is selected. On May 23, 2007, Mr. Gomach announced his resignation as Chief Financial Officer and Treasurer of the Company effective July 2, 2007. There are no arrangements or understandings between any of our executive officers and any other person (not an officer or director of School Specialty acting as such) pursuant to which any of our executive officers were selected as an officer of School Specialty.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “SCHS” on The Nasdaq Global Select Market. The table below sets forth the reported high and low closing sale prices for shares of the common stock, as reported by the National Association of Securities Dealers, Inc. during the indicated quarters.

	High	Low
Fiscal 2007 quarter ended
July 29, 2006	$36.26	$30.36
October 28, 2006	39.28	32.00
January 27, 2007	39.50	36.59
April 28, 2007	40.24	32.89

	High	Low
Fiscal 2006 quarter ended
July 30, 2005	$47.00	$37.22
October 29, 2005	48.89	33.38
January 28, 2006	37.43	32.83
April 29, 2006	38.04	32.42

Holders

As of June 1, 2007, there were 1,970 record holders of our common stock.

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

Share Repurchase Program

On June 15, 2006 the Company’s Board of Directors approved a share repurchase program, which allowed the Company to purchase up to $50.0 million of the Company’s outstanding common stock. In November 2006, the Company’s Board of Directors authorized an additional $26.5 million repurchase, bringing the total authorization to $76.5 million. During fiscal 2007, the Company repurchased a total of 2,126,121 shares, substantially completing the available purchases under authorizations at April 28, 2007. No repurchases were made in the fourth quarter of fiscal 2007. Common stock acquired through the share repurchase program is available for general corporate purposes and is reflected as Treasury Stock in the accompanying consolidated balance sheets.

On June 5, 2007 the Company announced that its Board of Directors approved a new share repurchase program, which allows the Company to purchase up to $45.0 million of our outstanding common stock. Purchases under the share repurchase program may be made from time to time in the open market or privately negotiated transactions. Common stock acquired through the share repurchase program will be available for general corporate purposes.

PERFORMANCE GRAPH

The following graph compares the total shareholder return on our Common Stock since April 27, 2002 with that of the Russell 2000 Stock Market Index and a peer group index constructed by us. The companies included in our peer group index are: Renaissance Learning, Inc. (RLRN), Scholastic Corporation (SCHL), and The Aristotle Corporation (ARTL).

The total return calculations set forth below assume $100 invested on April 27, 2002, with reinvestment of any dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through April 28, 2007. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

	4/27/02	4/26/03	4/24/04	4/30/05	4/29/06	4/28/07
School Specialty, Inc.	100.00	63.41	130.29	131.32	128.70	116.70
Russell 2000	100.00	79.24	112.53	117.83	157.27	172.73
Peer Group	100.00	56.04	65.94	67.11	55.96	60.36

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except per share data)(1)

	Fiscal Year
	2007	2006	2005	2004	2003
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Statement of Operations Data:
Revenues	$1,043,152	$977,302	$970,435	$882,049	$844,402
Cost of revenues	597,515	568,623	573,488	525,099	504,921

Gross profit	445,637	408,679	396,947	356,950	339,481
Selling, general and administrative expenses	351,839	349,302	309,582	272,133	256,708
Merger-related expenses	—	5,202	—	—	—

Operating income	93,798	54,175	87,365	84,817	82,773
Interest expense (net)	22,086	19,186	12,882	18,284	18,001
Other expense	6,019	4,160	2,115	1,136	1,951
Redemption costs and fees for convertible debt redemption	—	—	1,839	—	—

Income before provision for income taxes	65,693	30,829	70,529	65,397	62,821
Provision for income taxes	26,468	12,581	27,402	25,408	25,209

Earnings from continuing operations	39,225	18,248	43,127	39,989	37,612
Earnings (loss) from operations of discontinued School Specialty Media business unit, net of income taxes	(21,179)	(18,187)	(126)	808	1,978

Net income	$18,046	$61	$43,001	$40,797	$39,590

Weighted average shares outstanding:
Basic	21,873	22,898	21,612	18,828	18,324
Diluted	22,545	23,739	23,910	24,125	23,378
Basic earnings per share of common stock:
Earnings from continuing operations	$1.79	$0.80	$2.00	$2.12	$2.05
Earnings (loss) from discontinued operations	(0.96)	(0.80)	(0.01)	0.05	0.11

Total	$0.83	$0.00	$1.99	$2.17	$2.16

Diluted earnings per share of common stock:
Earnings from continuing operations	$1.74	$0.77	$1.88	$1.90	$1.86
Earnings (loss) from discontinued operations	(0.94)	(0.77)	(0.00)	0.04	0.08

Total	$0.80	$0.00	$1.88	$1.94	$1.94

	April 28, 2007	April 29, 2006	April 30, 2005	April 24, 2004	April 26, 2003
Balance Sheet Data:
Working capital (2)	$34,103	$34,767	$114,513	$132,001	$95,946
Total assets	1,110,879	1,130,375	884,605	832,607	736,335
Long-term debt	293,139	283,629	149,680	314,104	292,844
Total debt	426,729	417,207	195,671	314,628	293,356
Shareholders’ equity	512,545	553,733	544,545	378,975	321,453

(1)	Our business has grown since 2003 through acquisitions and internal growth. For detailed information on acquisitions during fiscal years 2006 and 2005, see the “Business Combinations” note in our notes to consolidated financial statements. During fiscal 2003, we made three acquisitions for an aggregate purchase price of approximately $51.4 million.
(2)	At April 28, 2007 and April 29, 2006, working capital includes the convertible subordinated notes balance of $133.0 million as a current liability. During fiscal 2006, the notes became convertible as the closing price of the Company’s stock exceeded $48.00 for the specified amount of time. The notes may be converted at any time into cash for the accreted principal amount and cash or our common stock for the balance, if any, of the obligation. Working capital at April 30, 2005 includes the balance on the revolving credit facility of $45.5 million as a current liability. Working capital for other periods reflected above excludes the balance on the revolving credit facility as it was considered long-term in nature.

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

We have grown in recent years through acquisitions and internal growth. For information on our recent acquisitions see the “Business Combinations” note in the notes to our consolidated financial statements. Our revenues for fiscal 2007 were $1.043 billion, which represented a compound annual revenue growth, including acquisitions, of 5.4% compared to our fiscal 2003 results.

Our gross margin has improved from 40.2% in fiscal 2003 to 42.7% in fiscal 2007. This improvement was due to an increase in our offering of proprietary products and increased buying power. We have acquired many Specialty businesses, which tend to have more proprietary products in their offerings and consequently higher gross margins than our Essentials businesses. The Specialty businesses have also experienced higher revenue growth than the Essentials businesses, resulting in a product mix with higher gross margins. In addition, our growth has increased our purchasing power, resulting in reduced costs of the products we purchase. Further, through the vertical acquisitions of School Specialty Publishing and Califone, we have acquired suppliers and have thereby captured the suppliers’ margins. Another factor contributing to the increase in gross margin is the direct sourcing of product through overseas channels.

Our historical operating profit and margins have been substantially impacted by the timing of our acquisitions and the integration of acquired businesses. In fiscal 2003, our operating profit and margin from continuing operations were $82.8 million and 9.8%, respectively. In fiscal 2007, our operating income and margin from continuing operations were $93.8 million and 9.0%, respectively.

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

Our business is highly seasonal, and the acquisitions of seasonal businesses during the off season has depressed operating and net income in the year of acquisition, the most dramatic of which in recent years was the Delta Education acquisition in fiscal 2006.

The Company announced in fiscal 2007 its intention to sell the School Specialty Media (“SSM”) business unit. The intended sale of the Hawthorne, New York-based SSM reflects the Company’s desire to focus investments and management’s attention on those businesses that advance the Company’s long-term growth strategies. It also represents a first step in the Company’s effort to create a less complex organization that is more customer focused and more efficient. The Company has reflected SSM as a discontinued operation in the accompanying consolidated statements of operations.

Results of Continuing Operations

The following table sets forth certain information as a percentage of revenues on a historical basis concerning our results of operations for the fiscal years 2007, 2006 and 2005:

	Fiscal Year
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Cost of revenues	57.3	58.2	59.1

Gross profit	42.7	41.8	40.9
Selling, general and administrative expenses	33.7	35.7	31.9
Merger-related expenses	—	0.5	—

Operating income .	9.0	5.6	9.0
Interest expense, net	2.1	2.0	1.3
Other expense	0.6	0.4	0.2
Redemption costs and fees for convertible debt redemption	—	—	0.2

Income before provision for income taxes	6.3	3.2	7.3
Provision for income taxes	2.5	1.3	2.9

Earnings from continuing operations	3.8%	1.9%	4.4%

Consolidated Historical Results of Continuing Operations

Fiscal 2007 Compared to Fiscal 2006

The following discussion and analysis of fiscal 2007 results compared to fiscal 2006 results, is based on a comparison of the Company’s results of operations from continuing operations.

Overview of Fiscal 2007

Revenues from continuing operations for fiscal 2007 increased 6.7% to $1.043 billion as compared to $977.3 million in fiscal 2006. This increase was related primarily to the inclusion of a full year of revenues from the August, 2005 acquisition of Delta Education LLC (“Delta”). The Company’s product mix continued to shift to the higher margin proprietary products, with the Specialty segment comprising 54.8% of revenues in fiscal 2007 as compared with 52.0% in fiscal 2006. This shift in product mix to higher margin Specialty products expanded gross margins to 42.7% from 41.8%.

Operating income was $93.8 million in fiscal 2007 as compared to $54.2 million in fiscal 2006. Operating margins increased from 6.1% in fiscal 2006 (before terminated merger costs) to 9.0% in fiscal 2007. The increase in the operating income and operating margin were related to the increased revenues and expansion in the gross margin due to the aforementioned product mix shift, as well as expense reductions due to cost control initiatives and non-recurring expenses in fiscal 2006.

Revenue

Revenues increased 6.7% from $977.3 million in fiscal 2006 to $1.043 billion in fiscal 2007. The growth in revenues was attributable primarily to the acquisition of Delta. Specialty segment revenues increased 12.3% from $527.2 million in fiscal 2006 (which included $19.2 million of intersegment revenues) to $591.9 million in fiscal 2007 (which included $20.5 million of intersegment revenues). The increase in Specialty segment revenues was due primarily to the Delta acquisition as fiscal 2007 included a full twelve months of activity from Delta, in addition to organic growth in the Specialty segment. Essentials segment revenues increased 0.5% from $468.8 million in fiscal 2006 (which includes $0.1 million of intersegment revenues) to $471.1 million in fiscal 2007 (which includes $0.1 million of intersegment revenues). The increase in Essentials segment revenues was related to modest increases in both the consumable and furniture product offerings.

Gross Profit

Gross profit increased 9.0% to $445.6 million compared with $408.7 million in fiscal 2006. The increase in gross profit was primarily due to the increase in revenues and the shift in revenue mix to the higher margin specialty products. The revenue mix shift to the higher margin specialty products was the main reason for the 90 basis point improvement in gross margins from 41.8% in fiscal 2006 to 42.7% in fiscal 2007. In addition to the revenue mix, our gross margins were affected by the continuation of the global sourcing initiative, which is translating into lower product costs, and the increase in offerings of private label products that carry higher margins. Offsetting the gross margin expansion associated with global sourcing and increased private label products were the continued pricing and competitive pressures that we experienced in more of our commodity type products. Specialty segment gross profit increased $37.0 million or 14.3% from $258.2 million in fiscal 2006 to $295.2 million in fiscal 2007. The increase in Specialty segment gross profit was due to the increased revenues and gross margin improvement. The 90 basis point improvement from 49.0% in fiscal 2006 to 49.9% in fiscal 2007 was due primarily to the acquisition of Delta. Essentials segment gross profit was up from $151.6 million to $152.0 million. The increase in gross profit was related to the increased revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include selling expenses, the most significant of which are sales wages and commissions; operations expenses, which include customer service, warehouse and out-bound freight costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; depreciation and intangible asset amortization expense.

SG&A increased 0.7% or $2.5 million from $349.3 million, or 35.7% of revenues, in fiscal 2006 to $351.8 million, or 33.7% of revenues, in fiscal 2007. The increase in SG&A costs was due primarily to the incremental variable costs associated with the $65.9 million incremental revenues, the fixed costs associated with the inclusion of Delta and stock-based compensation expense. These increases were offset by cost reduction initiatives, which included headcount reductions, supply chain productivity enhancements and non-recurring expenses incurred in fiscal 2006.

Specialty segment SG&A increased from $204.1 million in fiscal 2006 to $211.6 million in fiscal 2007. However, Specialty segment SG&A decreased as a percent of revenues from 38.7% in fiscal 2006 to 35.8% in fiscal 2007. The increase in SG&A was due to the incremental four months of expenses related to the Delta acquisition and stock-based compensation expense of $1.6 million. The decrease in SG&A as a percent of revenue was primarily attributable to supply chain efficiencies, reduced catalog costs and headcount reductions. The reduction in catalog costs was achieved through the optimization of the circulation which reduced the number of unproductive catalogs mailed. The headcount reductions were primarily related to the integration of Delta.

Essentials segment SG&A decreased $0.5 million from $105.7 million or 22.5% of revenues in fiscal 2006 to $105.2 million or 22.3% of revenues for fiscal 2007. The decrease was primarily related to a headcount reduction as a result of sales force integration. In addition, there was a reduction in supply chain costs as the Essentials segment revenue shifted towards a higher mix of furniture which is shipped to the customers directly from the Company’s vendors. These decreases were partially offset by increased marketing costs associated with the Company’s School Smart brand and $0.8 million of stock-based compensation expense.

Corporate SG&A decreased by $4.5 million from $39.5 million in fiscal 2006 to $35.0 million in fiscal 2007. The decrease was related to non-recurring charges in fiscal 2006 related to the closure of the Southaven, Mississippi distribution center and reduction in headcount. These reductions were partially offset by planned investments in technology and $2.1 million of stock-based compensation expense.

Terminated Merger Costs

During fiscal 2006, the Company incurred $5.2 million of accounting, legal and other transaction-related costs associated with the terminated merger.

Net Interest Expense

Net interest expense increased $2.9 million from $19.2 million in fiscal 2006 to $22.1 million in fiscal 2007. The increase in interest expense was primarily due to an increase in average debt outstanding, offset to some extent by a lower effective borrowing rate attributable to the Company’s November, 2006 sale of $200.0 million principal amount of subordinated debentures due 2026 at an interest rate of 3.75%. The Company used the proceeds of this debt offering to pay down its higher rate revolver debt and to repurchase shares of the Company’s common stock under its 2007 share repurchase program.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $6.0 million in fiscal 2007 as compared to $4.2 million in fiscal 2006. The $1.8 million increase in the discount and loss was primarily due to the increased average securitized receivables primarily related to the Delta acquisition as well an increase in the effective discount rate on the accounts receivable securitization.

Provision for Income Taxes

Provision for income taxes increased to $26.5 million in fiscal 2007 from $12.6 million in fiscal 2006. The increase was due to higher pre-tax income. The effective income tax rate was 40.3% in fiscal 2007 as compared to 40.8% in fiscal 2006. The reduction between years is related to a decrease in state and foreign income taxes offset by the tax treatment of incentive stock options in accordance with SFAS No. 123(R). The effective income tax rate exceeded the federal statutory rate of 35% in both years primarily due to the impact of state and foreign taxes.

Fiscal 2006 (52 weeks) Compared to Fiscal 2005 (53 weeks)

The following discussion and analysis of fiscal 2006 results compared to fiscal 2005 results, is based on a comparison of the Company’s results of operations from continuing operations.

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

Revenues for fiscal 2006 increased 0.7% to $977.3 million as compared to $970.4 million in fiscal 2005. The revenue growth was driven by the acquisition of Delta, partially offset by the impact of an extra week of revenues in fiscal 2005 and a modest decline in revenues in both segments. We believe the modest decline in revenues was the result of schools unexpectedly increasing their expenditures on fuel and health-related costs, which conversely reduced funds available and consequently their spending on supplemental education products and equipment. We continued to drive our product mix to higher margin proprietary products, with the Specialty segment representing 52.0% of revenues in fiscal 2006 as compared with 49.9% in fiscal 2005. This shift in product mix to higher margin specialty products expanded gross margins to 41.8% from 40.9%.

Operating income was $54.2 million in fiscal 2006 as compared to $87.4 million in fiscal 2005. Fiscal 2006 results included $5.2 million in terminated merger transaction costs and an operating loss of $4.0 million from Delta, driven primarily by acquiring Delta after their peak sales season. Included in selling, general and administrative expenses in fiscal 2006 was $5.6 million of facility closure and redundancy costs primarily related to the closure of our Southaven, Mississippi facility and the integration of our Frey business into Delta; $4.3 million in excess costs related to the start-up of our Mount Joy, Pennsylvania facility and $3.0 million in costs related to the start-up of Symposium and investments in our AWARD businesses.

Revenues

Revenues increased 0.7% from $970.4 million in fiscal 2005 to $977.3 million in fiscal 2006. The growth in revenues was attributable to revenues from acquired businesses, partially offset by an extra week of revenues in fiscal 2005 and a modest decline in revenues of the non-acquired businesses in both segments. Specialty segment revenues increased 5.0% from $502.2 million in fiscal 2005 (which includes $17.5 million of intersegment revenues) to $527.2 million in fiscal 2006 (which includes $19.2 million of intersegment revenues). The increase in Specialty segment revenues was primarily due to acquisitions, partially offset by fiscal 2005 including an extra week and a modest decline in some Specialty businesses. Essentials segment revenues decreased 3.6% from $486.2 million in fiscal 2005 (which includes $0.2 million of intersegment revenues) to $468.8 million in fiscal 2006 (which includes $0.1 million of intersegment revenues). The decline in Essentials segment revenues was primarily the result of fiscal 2005 including an extra week and a modest decline in revenues from consumable products.

Gross Profit

Gross profit increased 3.0% from $396.9 million in fiscal 2005 to $408.7 million in fiscal 2006. The increase in gross profit was primarily due to an increase in revenues and improved gross margins mainly related to a shift in revenues to the higher gross margin Specialty segment and a decrease in product costs through the direct sourcing of product from overseas channels. Gross margin improved 90 basis points to 41.8% of revenues in fiscal 2006 as compared to 40.9% of revenues in fiscal 2005. The increase in gross margin was primarily driven by an increase in sales of higher margin proprietary products by the Specialty segment as a percentage of overall sales mix, reduced costs of products associated with our global sourcing initiative and price expansion in the Essentials segment, particularly in the furniture lines. Specialty segment gross profit increased $13.1 million or 5.3% from $245.1 million in fiscal 2005 to $258.2 million in fiscal 2006. The increase in Specialty segment gross profit was due to the aforementioned increased revenues and gross margin improvement. The 20 basis point improvement in gross margin from 48.8% in fiscal 2005 to 49.0% in fiscal 2006 was primarily driven by acquired businesses, which have a higher gross margin than the average gross margin of our existing Specialty segment businesses. Essentials segment gross profit was $151.6 million in fiscal 2006 as compared with $154.6 million in fiscal 2005. The decline in gross profit in fiscal 2006 is due to reduced revenue, partially offset by gross margin expansion from 31.8% in fiscal 2005 to 32.3% in fiscal 2006, driven by improved margins in all business lines, particularly furniture.

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

SG&A increased 12.8% or $39.7 million from $309.6 million or 31.9% of revenues in fiscal 2005 to $349.3 million or 35.7% of revenues in fiscal 2006. The increase in SG&A resulted from an increase in costs associated with the off-season acquisition of Delta, $5.6 million of facility closure and redundancy costs primarily related to the closure of our Southaven, Mississippi facility and the integration of our Frey business into Delta; $4.3 million in excess costs related to the start-up of our Mount Joy, Pennsylvania facility and $3.0 million in costs related to the start-up of AWARD and Symposium. Additionally, revenues from the Specialty segment increased as a percentage of our overall revenue mix. The Specialty segment typically requires higher SG&A costs to support the proprietary product base and marketing and merchandising efforts. Partially offsetting these increases is a reduction in warehouse and transportation costs as a percent of revenues. The cost reductions have been achieved through improved operational efficiencies.

Specialty segment SG&A increased from $172.4 million in fiscal 2005 to $204.1 million in fiscal 2006. Specialty segment SG&A as a percent of revenues, increased from 34.3% in fiscal 2005 to 38.7% in fiscal 2006. The increase in Specialty segment SG&A was primarily due the inclusion of Delta, $4.3 million in excess costs related to the start-up of our Mount Joy, Pennsylvania facility, and $3.0 million in costs related to the start-up of AWARD and Symposium. Essentials segment SG&A decreased $3.9 million from $109.6 million in fiscal 2005 to $105.7 million in fiscal 2006, representing 22.5% of revenues for both years.

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

Other Expense and Convertible Debt Redemption Costs

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $4.2 million in fiscal 2006 as compared to $2.1 million in fiscal 2005. The increase in the discount and loss was due to an increase in the discount rate. In August 2004, $34.8 million in aggregate principal amount of our 6.0% convertible subordinated notes were redeemed for cash. As a result, we recorded $1.8 million of expense comprised of $1.2 million related to the premium on redemption of the notes and $0.6 million to write off deferred financing costs related to the notes.

Provision for Income Taxes

Provision for income taxes was $12.6 million in fiscal 2006 compared with $27.4 million in fiscal 2005. The decrease was due to lower pre-tax income in fiscal 2006. The effective income tax rate in fiscal 2006 was 40.8% as compared to 38.9% in fiscal 2005. The effective rate in 2006 is higher than fiscal 2005 due to the impact of foreign income taxes that are assessed at a higher rate than the federal statutory rate. Our fiscal 2005 effective income tax rate of 38.9% exceeds the federal statutory rate of 35% primarily due to the impact of state taxes.

Discontinued Operation

As mentioned under ‘Background’ in this Item 7, the Company has been authorized by the Board of Directors to sell the School Specialty Media (“SSM”) business unit, and the Company has classified SSM as a discontinued operation. In fiscal 2007 the discontinued operation resulted in a $21.2 million loss, net of tax. The operations of the SSM business unit resulted in a net of tax loss of $3.4 million and a net of tax impairment charge of $17.8 million was recorded in anticipation of the intended sale.

In fiscal 2006 the discontinued operation resulted in an $18.2 million loss, net of tax. The operations of the SSM business unit resulted in a net of tax loss of $1.8 million and a net of tax impairment charge of $16.4 million was recorded. SSM results for fiscal 2005, net of tax, were negligible.

Liquidity and Capital Resources

At April 28, 2007, we had working capital of $34.1 million. Our capitalization at April 28, 2007 was $939.2 million and consisted of debt of $426.7 million and shareholders’ equity of $512.5 million.

Our credit facility matures on February 1, 2011 and provides for $350.0 million of revolving loan availability and $100.0 million incremental term loan availability. The amount outstanding as of April 28, 2007 under the revolving and incremental term loans was $77.5 million and $0, respectively. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital requirements of our peak selling season. As of April 28, 2007, our effective interest rate on borrowings under our credit facility was approximately 6.67%, which excludes amortization of loan origination and commitment fees on unborrowed funds. During fiscal 2007, we incurred commitment fees on unborrowed funds under the credit facility of $0.5 million and amortized loan origination fee costs of $0.3 million. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on capital expenditures. The Company was in compliance with these covenants at April 28, 2007.

The $133.0 million, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. The notes are recorded as a current liability. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of April 28, 2007. The notes can be redeemed at the option of the Company no earlier than August 7, 2008.

Net cash provided by operating activities increased $14.0 million from $76.8 million in fiscal 2006 to $90.9 million for fiscal 2007. The increase in cash provided by operating activities was primarily related to the increased net income. Partially offsetting the increase was an increased aging of our accounts receivable associated with the mix towards furniture revenues which historically have longer collection times, increased inventory in preparation of the upcoming season, and the liquidation of the acquired working capital of Delta last year. These decreases were partially offset by an increase in accrued liabilities, primarily related to incremental income taxes payable attributable to the increased net income.

Net cash used in investing activities for fiscal 2007 was $27.0 million, compared to $301.3 million for fiscal 2006, which included $270.3 million for the acquisition of Delta. Additions to property, plant and equipment increased $2.5 million from $15.7 million in fiscal 2006 to $18.2 million in fiscal 2007, primarily consisting of costs related to the continued implementation of our new enterprise resource planning platform.

Net cash used in financing activities was $63.8 million in fiscal 2007 as compared to net cash provided by financing activities of $222.6 million in fiscal 2006. The net cash used in financing activities in fiscal 2007 reflected the repurchase of 2.1 million shares of our common stock at a net cost of $76.5 million. See Part II, Item 2, Issuer Purchases of Equity Securities for additional information regarding share repurchases. Net cash provided by financing activities in fiscal 2006 was used primarily to fund the Delta acquisition.

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

On June 5, 2007 we announced that our Board of Directors approved a share repurchase program, which allows us to purchase up to $45.0 million of our outstanding common stock. Purchases under the share repurchase program may be made from time to time in the open market or privately negotiated transactions. Common stock acquired through the share repurchase program will be available for general corporate purposes.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the foreseeable future.

We expect our fiscal 2008 capital expenditures to be approximately $19.0 to $21.0 million and to consist primarily of computer hardware and software costs related to the continued implementation of the new enterprise resource planning platform and warehouse equipment costs. We expect our investment in product development to be approximately $11.0 to $13.0 million.

Off Balance Sheet Arrangements

We have an accounts receivable securitization facility. The facility expires January 30, 2008 and it may be extended further with the financial institution’s consent. The facility permits advances up to $175.0 million from July 1 through November 30 of each year, and advances up to $75.0 million from December 1 through June 30 of each year. We entered into the facility for the purpose of reducing our variable rate interest expense. At April 28,

2007 and April 29, 2006, respectively, $50.0 million was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the fiscal years 2007, 2006 and 2005 were $6.0, $3.6 and $2.1 million, respectively. The increase in these costs was related to higher average balance of accounts receivable securitized due to the increase in the advance limits permitted by the facility. These costs are included as a component of other expense in our consolidated statements of operations.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of April 28, 2007:

	Payments Due (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$125,205	$7,150	$14,301	$85,474	$18,280
Convertible subordinated notes (2)(3)	364,323	141,709	15,000	7,614	200,000
Capital lease obligations	81	37	37	7	—
Operating lease obligations	69,376	9,070	14,887	10,065	35,354
Purchase obligations (4)	—	—	—	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP	145	—	145	—	—

Total contractual obligations	$559,130	$157,966	$44,370	$103,160	$253,634

(1)	Debt obligations include principal and interest payments on our credit facility and sale-leaseback obligations, and assume these obligations remain outstanding until maturity at current or contractually defined interest rates.
(2)	Convertible subordinated notes of $133,000 are recorded as a current liability at April 28, 2007 and April 29, 2006. During fiscal 2006 the notes became convertible and may be surrendered for conversion at any time. The notes can be redeemed at the option of the Company no earlier than August 7, 2008. The amount reflected includes principal and accrued interest as of the balance sheet date only. If the notes are held to maturity in 2023, our obligation, including interest at current rates and accreted principal, is $241.8 million.
(3)	Convertible subordinated notes of $200,000 are recorded as maturing in more than five years as the bonds are not currently convertible. The notes can be redeemed at the option of the Company no earlier than November 30, 2011. The amounts reflected for these notes include accrued interest at the balance sheet date and interest at 3.75% through November 30, 2011.
(4)	As of April 28, 2007, we did not have any material long-term purchase obligations. The short-term purchase obligations the Company had as of April 28, 2007 were primarily for the purchase of inventory in the normal course of business.

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

The following table sets forth certain unaudited consolidated quarterly financial data for fiscal years 2007 and 2006 (in thousands, except per share data). We derived this quarterly data from our unaudited consolidated financial statements.

	Fiscal 2007 (1)
	First	Second	Third	Fourth	Total
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$377,071	$371,225	$128,816	$166,040	$1,043,152
Gross profit	167,911	154,821	50,856	72,049	445,637
Operating income (loss)	69,072	56,931	(20,725)	(11,480)	93,798
Earnings (loss) from continuing operations, net of income taxes	37,745	29,644	(16,906)	(11,258)	39,225
Earnings (loss) from discontinued operations, net of income taxes	(878)	(442)	(1,917)	(17,942)	(21,179)
Net income (loss)	36,867	29,202	(18,823)	(29,200)	18,046

Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.65	$1.33	$(0.79)	$(0.53)	$1.79
Earnings (loss) from discontinued operations	(0.04)	(0.02)	(0.09)	(0.85)	(0.96)

Total	$1.61	$1.31	$(0.88)	$(1.38)	$0.83

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.60	$1.29	$(0.79)	$(0.53)	$1.74
Earnings (loss) from discontinued operations	(0.03)	(0.01)	(0.09)	(0.85)	(0.94)

Total	$1.57	$1.28	$(0.88)	$(1.38)	$0.80

	Fiscal 2006 (1)
	First	Second	Third	Fourth	Total
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$347,335	$331,733	$126,863	$171,371	$977,302
Gross profit	150,331	137,897	49,458	70,993	408,679
Operating income (loss)	59,431	37,483	(28,617)	(14,122)	54,175
Earnings (loss) from continuing operations, net of income taxes	34,494	19,194	(21,789)	(13,651)	18,248
Earnings (loss) from discontinued operations, net of income taxes	102	1,374	(735)	(18,928)	(18,187)
Net income (loss)	34,596	20,568	(22,524)	(32,579)	61

Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.50	$0.84	$(0.95)	$(0.59)	$0.80
Earnings (loss) from discontinued operations	0.01	0.06	(0.03)	(0.83)	(0.80)

Total	$1.51	$0.90	$(0.98)	$(1.42)	$0.00

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.43	$0.79	$(0.95)	$(0.59)	$0.77
Earnings (loss) from discontinued operations	0.01	0.06	(0.03)	(0.83)	(0.77)

Total	$1.44	$0.85	$(0.98)	$(1.42)	$0.00

(1)	On August 31, 2005, we acquired Delta, a seasonal business that generated operating and net losses during the third and fourth quarters of fiscal 2006. Fiscal 2007 includes the results of Delta for all quarters listed.

Inflation

Inflation has had and is expected to have only a minor effect on our results of operations and our internal and external sources of liquidity.

Critical Accounting Policies

We believe the policies identified below are critical to our business and the understanding of our results of operations. The impact and any associated risks related to these policies on our business are discussed throughout MD&A where applicable. Refer to the notes to our consolidated financial statements in Item 8 for detailed discussion on the application of these and other accounting policies. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis and base them on a combination of historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies that require significant judgments and estimates and assumptions used in the preparation of our consolidated financial statements are as follows:

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

Development Costs

We accumulate external and certain internal costs incurred in the development of our products which can include a master copy of a book, video or other media, on our balance sheet. As of April 28, 2007, we had $18.0 million in net development costs on our balance sheet. A majority of these costs are associated with our publishing, science and visual media businesses. The capitalized development costs are subsequently amortized into cost of revenues over the expected sales realization cycle of the products, which is typically five years. During fiscal 2007, we amortized development costs of $3.7 million to expense related to our continuing businesses. We continue to monitor the expected sales realization cycle for each product, and will adjust the remaining expected life of the development costs or recognize an impairment, if warranted. During fiscal 2007 we recorded a $3.6 million impairment charge related to product development costs at our SSM business unit in addition to a $1.0 million impairment charge related to product development costs at SSM recorded in fiscal 2006.

Goodwill and Intangible Assets, and Long-Lived Assets

At April 28, 2007, goodwill and intangible assets represented approximately 64.6% of our total assets. Determining the recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired.

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

During fiscal 2007, we recorded a $13.1 million goodwill impairment charge, a $10.4 million intangible asset impairment charge and a $0.3 million impairment of property, plant and equipment related to the SSM business unit in addition to a $25.6 million goodwill impairment charge related to SSM recorded in fiscal 2006. As of April 28, 2007, no remaining goodwill or intangible assets were recorded as assets related to SSM. The impairment was the result of deteriorating financial performance. During the fourth quarter of fiscal 2007, the Board of Directors authorized the sale of SSM and we have reflected SSM as a discontinued operation in the accompanying consolidated statements of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Our borrowings under our credit facility and our discount expense related to our accounts receivable securitization are primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to average 100 basis points higher during fiscal 2007, pre-tax earnings would have decreased by approximately $2.6 million. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding and the average advanced under the accounts receivable securitization facility during fiscal 2007. The estimated fair value of long-term debt approximated its carrying value at April 28, 2007, with the exception of our convertible debt which at April 28, 2007 had a carrying value of $333.0 million and a fair market value of $326.7 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

    School Specialty, Inc.

Greenville, Wisconsin

We have audited the accompanying consolidated balance sheets of School Specialty, Inc., and subsidiaries (the “Company”) as of April 28, 2007 and April 29, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 28, 2007. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of School Specialty, Inc. and subsidiaries as of April 28, 2007 and April 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, on April 30, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 28, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 25, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

June 25, 2007

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 28, 2007	April 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,386	$2,403
Accounts receivable, less allowance for doubtful accounts of $4,801 and $3,880, respectively	65,900	60,553
Inventories	177,319	158,892
Deferred catalog costs	14,848	21,139
Prepaid expenses and other current assets	16,548	17,415
Refundable federal income taxes	1,850	11,264
Deferred taxes	10,201	7,097

Total current assets .	289,052	278,763
Property, plant and equipment, net	77,345	76,774
Goodwill	534,488	582,451
Intangible assets, net	183,660	164,790
Development costs and other	26,334	27,597

Total assets	$1,110,879	$1,130,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$133,590	$133,578
Accounts payable	77,794	74,919
Accrued compensation	14,709	11,781
Deferred revenue	5,464	4,133
Other accrued liabilities	23,392	19,585

Total current liabilities	254,949	243,996
Long-term debt - less current maturities	293,139	283,629
Deferred taxes	50,101	48,627
Other liabilities	145	390

Total liabilities	598,334	576,642

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 23,310,461 and 22,962,111 shares issued, respectively	23	23
Capital paid-in excess of par value	367,068	352,865
Treasury stock, at cost - 2,126,121 and 0 shares, respectively	(76,508)	—
Accumulated other comprehensive income	17,763	14,692
Retained earnings	204,199	186,153

Total shareholders’ equity	512,545	553,733

Total liabilities and shareholders’ equity	$1,110,879	$1,130,375

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	For the Fiscal Year Ended
	April 28, 2007	April 29, 2006	April 30, 2005
	(52 weeks)	(52 weeks)	(53 weeks)
Revenues	$1,043,152	$977,302	$970,435
Cost of revenues	597,515	568,623	573,488

Gross profit	445,637	408,679	396,947
Selling, general and administrative expenses	351,839	349,302	309,582
Merger-related expenses	—	5,202	—

Operating income	93,798	54,175	87,365
Other (income) expense:
Interest expense	22,203	19,314	13,058
Interest income	(117)	(128)	(176)
Other	6,019	4,160	2,115
Redemption costs and fees for convertible debt redemption	—	—	1,839

Income before provision for income taxes	65,693	30,829	70,529
Provision for income taxes	26,468	12,581	27,402

Earnings from continuing operations	39,225	18,248	43,127
Earnings (loss) from operations of discontinued School Specialty Media business unit, net of income taxes	(21,179)	(18,187)	(126)

Net income	$18,046	$61	$43,001

Weighted average shares outstanding:
Basic	21,873	22,898	21,612
Diluted	22,545	23,739	23,910
Basic earnings per share of common stock:
Earnings from continuing operations	$1.79	$0.80	$2.00
Earnings (loss) from discontinued operations	$(0.96)	$(0.80)	$(0.01)

Total	$0.83	$0.00	$1.99

Diluted earnings per share of common stock:
Earnings from continuing operations	$1.74	$0.77	$1.88
Earnings (loss) from discontinued operations	$(0.94)	$(0.77)	$(0.00)

Total	$0.80	$0.00	$1.88

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands)

	Common Stock		Capital Paid- in Excess of Par Value	Treasury Stock, at Cost	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income
	Shares	Dollars
Balance at April 24, 2004	19,070	$19	$230,258	$—	$5,607	$143,091	$378,975
Issuance of common stock in conjunction with stock option exercises	230	—	5,375				5,375
Tax benefit on option exercises			1,252				1,252
Issuance of common stock in conjunction with conversion of convertible debt	3,551	4	114,653				114,657
Unamortized deferred financing fees related to conversion of convertible debt			(2,117)				(2,117)
Foreign currency translation adjustment					3,402		3,402	$3,402
Net income						43,001	43,001	43,001

Total comprehensive income								$46,403

Balance at April 30, 2005	22,851	23	349,421	—	9,009	186,092	544,545
Issuance of common stock in conjunction with stock option exercises	111	—	2,871				2,871
Tax benefit on option exercises			573				573
Foreign currency translation adjustment					5,683		5,683	$5,683
Net income						61	61	61

Total comprehensive income								$5,744

Balance at April 29, 2006	22,962	23	352,865	—	14,692	186,153	553,733
Issuance of common stock in conjunction with stock option exercises	348	—	7,798				7,798
Tax benefit on option exercises			1,898				1,898
Stock based compensation expense			4,507				4,507
Treasury stock purchases				(76,508)			(76,508)
Foreign currency translation adjustment					3,071		3,071	$3,071
Net income						18,046	18,046	18,046

Total comprehensive income								$21,117

Balance at April 28, 2007	23,310	$23	$367,068	$(76,508)	$17,763	$204,199	$512,545

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fiscal Year Ended
	April 28, 2007	April 29, 2006	April 30, 2005
	(52 weeks)	(52 weeks)	(53 weeks)
Cash flows from operating activities:
Net income	$18,046	$61	$43,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	25,843	23,382	18,119
Amortization of development costs	6,237	4,610	4,418
Impairment Charge	29,000	26,600	—
Amortization of debt fees and other	1,361	1,493	1,405
Share-based compensation expense	4,507	—	—
Deferred taxes	(1,630)	(3,887)	11,639
Loss on redemption of convertible debt	—	—	1,839
Gain on disposal of property, equipment and other	292	424	152
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Change in amounts sold under receivables securitization, net	—	2,800	(2,800)
Accounts receivable	(5,995)	22,313	(2,682)
Inventories	(19,503)	601	(890)
Deferred catalog costs	6,291	469	(2,254)
Prepaid expenses and other current assets	14,124	(7,087)	(8,314)
Accounts payable	2,874	11,802	(3,358)
Accrued liabilities	9,413	(6,740)	(8,244)

Net cash provided by operating activities	90,860	76,841	52,031

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	—	(271,560)	(19,219)
Additions to property, plant and equipment	(18,169)	(15,694)	(23,376)
Investment in intangible and other assets	(202)	(4,391)	(1,710)
Investment in product development costs	(9,684)	(10,321)	(5,835)
Proceeds from business dispositions, net of cash disposed	—	453	193
Proceeds from disposal of property, plant and equipment	1,013	245	128

Net cash used in investing activities	(27,042)	(301,268)	(49,819)

Cash flows from financing activities:
Proceeds from convertible debt offering	200,000	—	—
Proceeds from bank borrowings	704,400	2,275,000	540,900
Repayment of debt and capital leases	(894,878)	(2,053,574)	(510,360)
Purchase of treasury stock	(76,508)	—	—
Redemption of convertible debt	—	—	(34,843)
Premium on redemption of convertible debt	—	—	(1,195)
Payment of debt fees and other	(5,223)	(1,660)	(265)
Proceeds from exercise of stock options	7,798	2,871	5,375
Excess income tax benefit from exercise of stock options	576	—	—

Net cash provided by (used in) financing activities	(63,835)	222,637	(388)

Net (decrease) increase in cash and cash equivalents	(17)	(1,790)	1,824
Cash and cash equivalents, beginning of period	2,403	4,193	2,369

Cash and cash equivalents, end of period	$2,386	$2,403	$4,193

Supplemental disclosures of cash flow information:
Interest paid	$17,610	$17,703	$13,520
Income taxes paid	$3,443	$10,344	$17,506
Non-cash financing activities:
Conversion of convertible debt into common stock	$—	$—	$112,540

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In Thousands)

The Company paid cash in connection with certain business combinations accounted for under the purchase method in the fiscal years ended April 29, 2006 and April 30, 2005. The fair values of the assets and liabilities of the acquired companies are presented as follows:

	For the Fiscal Year Ended
	April 29, 2006	April 30, 2005
	(52 weeks)	(53 weeks)
Accounts receivable	$24,829	$1,339
Inventories	22,139	2,228
Prepaid expenses and other current assets	3,785	1,180
Property, plant and equipment	4,042	257
Goodwill (2)	124,041	6,004
Intangible assets (2)	109,326	10,829
Other assets	118	132
Short-term debt and capital lease obligations	(25)	(3)
Accounts payable	(6,934)	(1,802)
Accrued liabilities	(9,586)	(1,120)
Long-term debt and capital lease obligations	(85)	—
Other liabilities	(190)	—

Net assets acquired (1)	$271,460	$19,044

(1)	Fiscal 2006 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes a deferred purchase price payment of $100 related to the October 2001 acquisition of Premier Science. Fiscal 2005 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes the payment of $75 to the selling shareholders of Select Agendas and a deferred purchase price payment of $100 related to the October 2001 acquisition of Premier Science.
(2)	During fiscal 2007, valuations of the intangible assets acquired in the purchase of Delta Education LLC were finalized. As a result, the Company increased intangible assets recorded by $38,544 from what is reflected in the table with an offsetting decrease to goodwill.

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

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

Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in April in each year. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2007,” “fiscal 2006” and “fiscal 2005” refer to the Company’s fiscal years ended April 28, 2007, April 29, 2006 and April 30, 2005, respectively. All fiscal years reported represent 52 weeks with the exception of fiscal 2005 which had 53 weeks.

Cash and Cash Equivalents

The Company considers cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories, which consist primarily of products held for sale, are stated at the lower of cost or market on a first-in, first-out basis.

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or net realizable value. Additions and improvements are capitalized, whereas maintenance and repairs are expensed as incurred. Depreciation of property, plant and equipment is calculated using the straight line method over the estimated useful lives of the respective assets. The estimated useful lives range from twenty-five to forty years for buildings and its components and three to fifteen years for furniture, fixtures and equipment. Property and equipment leased under sale-leaseback obligations and capital leases are being amortized over the lesser of its useful life or its lease term.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

Goodwill and Non-amortizable Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Certain intangible assets including a perpetual license agreement and various trademarks and tradenames are estimated to have indefinite lives and are not subject to amortization. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not subject to amortization but rather must be tested for impairment annually or more frequently if events or circumstances indicate they might be impaired. The Company performs the annual impairment test during the first quarter of each fiscal year. Amortizable intangible assets include customer relationships, publishing rights, non-compete agreements, trademarks and tradenames, order backlog and copyrights and are being amortized over their estimated useful lives. During fiscal 2007, the Company recorded a $13,051 goodwill impairment charge related to the School Specialty Media (“SSM”) business unit in addition to a $25,600 goodwill impairment charge related to SSM recorded in fiscal 2006. As of April 28, 2007, no remaining goodwill was recorded as an asset related to SSM. The impairment charges and operations of SSM have been reflected as discontinued operations in the accompanying consolidated statements of operations for all periods presented. See Note 3.

Impairment of Long-Lived Assets

As required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment, definite-lived intangible assets and development costs for impairment if events or circumstances indicate an asset might be impaired. The Company assesses impairment based on undiscounted cash flows and records any impairment based on estimated fair value determined using discounted cash flows. The Company recorded a $14,349 and a $1,000 impairment charge related to long-lived assets of SSM in fiscal 2007 and 2006, respectively See Note 3.

Development Costs

Development costs represent external and internal costs incurred in the development of a master copy of a book, workbook, video or other supplemental educational materials and products. The Company capitalizes development costs and amortizes these costs into costs of revenues over the lesser of five years or the product’s life cycle in amounts proportionate to expected revenues. At April 28, 2007 and April 29, 2006, net development costs totaled $17,982 and $22,783, respectively, and are included as a component of development costs and other assets in the consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, including retained interests in securitized receivables, accounts payable, and accrued liabilities approximate fair value given the short maturity of these instruments. The estimated fair value of the credit facility approximated its carrying value at April 28, 2007 and April 29, 2006 given the variable interest rates included with this facility. The Company’s convertible debt had a carrying value of $333,000 and a fair market value of $326,660 at April 28, 2007, and a carrying value of $133,000 and a fair market value of $136,159 at April 29, 2006, as determined using the closing bid prices as reported on the National Association of Securities Dealers, Inc.’s Portal Market on April 28, 2007 and April 29, 2006, respectively. The Company’s sale-leaseback obligations had a carrying value of $16,154 and $16,663 and a fair market value of $17,214 and $17,342 at April 28, 2007 and April 29, 2006, respectively, as determined using estimated interest rates available at April 28, 2007 and April 29, 2006 for similar long-term borrowings.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

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

Concentration of Credit Risks

The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are school districts and schools. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2007, 2006 and 2005, no customer represented more than 10% of revenues or accounts receivable.

Vendor Rebates

The Company receives reimbursements from vendors (vendor rebates) based on annual purchased volume of products from its respective vendors. The Company’s vendor rebates are earned based on pre-determined percentage rebates on the purchased volume of products within a calendar year. The majority of the rebates are not based on minimum purchases or milestones, and therefore the Company recognizes the rebates on an accrual basis and reduces cost of revenues over the estimated period the related products are sold.

Deferred Catalog Costs

Deferred catalog costs represent costs which have been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. Deferred catalog costs are amortized in amounts proportionate to expected revenues over the life of the catalog, which is one year or less. Amortization expense related to deferred catalog costs is included in the consolidated statements of operations as a component of selling, general and administrative expenses. Such amortization expense for fiscal years 2007, 2006 and 2005 was $28,141, $29,132 and $25,236, respectively.

Restructuring

The Company accounts for restructuring costs associated with the closure or disposal of distribution centers in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” During fiscal 2006, $4,002 of expenses related to severance and lease costs was incurred. At April 28, 2007, there was $225 of accrued restructuring costs recorded in other accrued liabilities on the consolidated balance sheet primarily related to lease exit costs of the Southaven, Mississippi distribution center that have no future benefit to the Company.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

Shipping and Handling Costs

The Company accounts for shipping and handling costs billed to customers as a component of revenues. The Company accounts for shipping and handling costs incurred as a cost of revenues for shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for shipping and handling costs incurred as a selling, general and administrative expense. The amount of shipping and handling costs included in selling, general and administrative expenses for fiscal years 2007, 2006 and 2005 was $49,128, $44,967 and $41,629, respectively.

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

Share-Based Compensation

Beginning in fiscal 2007, the Company accounts for its share-based compensation plans under the recognition and measurement principles of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). See Note 13.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity in engaged. SFAS No. 157 will be effective for the Company at the beginning of fiscal 2009 (April 27, 2008), although early adoption is permitted. The Company is currently evaluating the financial statement impact, if any, of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS No. 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 does not change requirements for recognizing and measuring dividend income, interest income or interest expense. SFAS No. 159 is effective for the Company at the beginning of fiscal 2009 (April 27, 2008), although early adoption is permitted. If the Company elects to adopt SFAS No. 159 early, it would need to concurrently early adopt the provisions of SFAS No. 157. The Company is currently evaluating the provisions of SFAS No. 159.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the Company files the prior year financial statements. SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for the Company at the beginning of fiscal 2008. The Company does not expect the adoption of SAB 108 to have a material impact to the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for the Company at the beginning of fiscal 2008 and the adoption of FIN 48 is not expected to have a material impact on the Company’s results of operations or financial position.

Reclassifications

Amounts previously reported in Note 14—Segment Information, under the caption Identifiable Assets, have been reclassified to conform to the current year presentation which reflects substantially all accounts receivable as segment assets rather than corporate assets. In addition, all income and expense items previously reported have been restated to conform to the presentation of Continuing Operations, based on the classification of SSM as a Discontinued Operation. See Note 3.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

NOTE 3—DISCONTINUED OPERATION

On April 12, 2007, the Company’s Board of Directors authorized the Company’s management to proceed with the sale and ultimate disposition of the Company’s SSM business unit, which was previously reported as a component of the Specialty segment. Based upon this action, the Company recorded an asset impairment charge during the fourth quarter of fiscal 2007 of $29,000. The charge includes the write-off of SSM’s goodwill of $13,051 and intangible assets of $10,410. In addition, the Company wrote down the carrying value of SSM’s product development costs by $3,639 and other assets of $1,900. The Company also recorded a $26,600 impairment charge related to SSM in the fourth quarter of fiscal 2006 at the initial onset of deteriorating financial performance and revised expected future results of the business unit. The $26,600 charge included the write-off of goodwill of $25,600 and a reduction in the carrying value of product development costs of $1,000. In accordance with SFAS No. 144, the Company has reflected the impairment charges and operations related to SSM as discontinued operations in the accompanying consolidated statements of earnings for all periods presented. The accompanying consolidated balance sheets include the following assets and liabilities of SSM at April 28, 2007 and April 29, 2006:

	April 28, 2007	April 29, 2006
Accounts receivable	$3,174	$5,438
Inventory	6,109	6,477
Prepaid catalog and other current assets	3,402	6,345
Property, plant and equipment	185	616
Goodwill and other intangible assets, net	—	24,115
Product development costs	2,839	7,012

Total assets	$15,709	$50,003

Total current liabilities	$772	$1,403

The following table illustrates the amounts of revenues and earnings (losses) reported in discontinued operations in the accompanying consolidated statements of operations:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(52 weeks)	(52 weeks)	(53 weeks)
Revenues	$25,358	$38,427	$32,072
Earnings (loss) from operations of SSM	(5,437)	(2,972)	(205)
Impairment charge	(29,000)	(26,600)	—

Earnings (loss) from discontinued operations before income taxes	(34,437)	(29,572)	(205)
Provision for (benefit from) income taxes	(13,258)	(11,385)	(79)

Earnings (loss) from discontinued operations, net of income taxes	$(21,179)	$(18,187)	$(126)

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

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

On August 31, 2005, the Company acquired all of the membership interests of Delta Education, LLC (“Delta”) from Wicks Learning Group, LLC, an affiliate of the Wicks Group of Companies L.L.C., a New York-based private equity firm, for an aggregate purchase price, net of cash acquired, of $270,310. The transaction was funded in cash through borrowings under the Company’s credit facility as well as through a $100,000 term loan facility, both of which were subsequently replaced by the Company’s Amended and Restated Credit Agreement. The business operates primarily from Nashua, New Hampshire and is the exclusive publisher of inquiry based hands-on science curriculum for the elementary school market developed by the University of California, Berkeley. Its products include comprehensive science kits, books, instructional materials and education software. As part of the transaction, the Company also acquired Delta’s Educators Publishing Service division, a supplemental publisher of reading titles for grades K-8. The Delta business complements the Company’s Frey Scientific brand, and the Educators Publishing Service division enhances the offerings of the School Specialty Publishing division. The preliminary purchase price allocation resulted in goodwill of $124,041 recorded at April 29, 2006, which is deductible for tax purposes. The final purchase price allocation resulted in goodwill of $86,264 recorded at April 28, 2007, which is deductible for tax purposes. The results of this acquisition have been included in the Specialty segment since the date of acquisition.

The Company engaged a third party to assist the Company in the valuation of Delta’s intangible assets. The valuation was preliminary at April 29, 2006. During fiscal 2007, the valuation was finalized with an adjustment being recorded to increase the intangible assets acquired by $38,544, with an offsetting decrease to goodwill. Details of Delta’s acquired intangible assets, which are deductible for tax purposes, are as follows:

	Final as of April 28, 2007		Preliminary as of April 29, 2006
Acquired Intangibles	Allocated Value	Amortizable Life	Allocated Value	Amortizable Life
Amortizable intangibles:
Publishing rights	$105,010	15 to 25 years	$33,200	10 years
Non-compete agreements	1,600	5 years	—
Backlog and other	1,514	<1 to 13 years	—
Customer relationships	—		31,100	15 years

Total	108,124		64,300
Non-amortizable intangibles:
Tradenames and trademarks	38,890	N/A	44,170	N/A

Total acquired intangibles	$147,014		$108,470

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

The following information presents the unaudited pro forma results of operations of the Company for fiscal 2006, and includes the Company’s consolidated results of operations and the results of the companies acquired during fiscal 2006 as if all such purchase acquisitions had been made at the beginning of fiscal 2006. The results presented below include certain pro forma adjustments to reflect the amortization of certain amortizable intangible assets, adjustments to interest expense, and the inclusion of an income tax provision on all earnings:

Fiscal 2006
(52 weeks)
Revenue	$1,033,924
Net income	25,955
Net income per share:
Basic	$1.13
Diluted	$1.09

The pro forma results of operations have been prepared using unaudited historical results of acquired companies. These unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 2006 or the results that may occur in the future.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, including the range of useful lives, excluding goodwill:

April 30, 2007	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,014	$(11,012)	$25,002
Publishing rights (15 to 25 years)	105,010	(8,519)	96,491
Non-compete agreements (3.5 to 10 years)	8,576	(4,728)	3,848
Tradenames and trademarks (5 to 30 years)	3,034	(360)	2,674
Order backlog and other (less than 1 to 13 years)	3,666	(1,418)	2,248

Total amortizable intangible assets	156,300	(26,037)	130,263

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$209,697	$(26,037)	$183,660

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

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

Intangible asset amortization expense included in selling, general and administrative expenses for fiscal years 2007, 2006 and 2005 was $9,308, $6,942 and $3,380, respectively.

During fiscal 2007, valuations of the intangible assets acquired in the purchase of Delta were finalized. As a result, the Company increased intangible assets recorded by $38,544 in fiscal 2007 with an offsetting decrease to goodwill.

During the fourth quarter of fiscal 2007, the Company wrote off intangible assets related to SSM with a gross value of $12,363 and an unamortized value of $10,410. See Note 3.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is:

2008	$8,583
2009	8,313
2010	8,201
2011	7,887
2012	7,720

The following information presents changes to goodwill during the two-year period ended April 28, 2007:

Segment	Balance at April 30, 2005	Fiscal 2006 Acquisitions	Adjustments	Balance at April 29, 2006	Fiscal 2007 Acquisitions	Adjustments	Balance at April 28, 2007
Specialty	$314,370	$124,041	$(21,103)	$417,308	$—	$(47,963)	$369,345
Essentials	165,143	—	—	165,143	—	—	165,143

Total	$479,513	$124,041	$(21,103)	$582,451	$—	$(47,963)	$534,488

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

The Specialty segment adjustments during fiscal 2006 of $(21,103) are comprised of a $(25,600) impairment charge related to SSM, $4,747 related to foreign currency translation, $100 for a deferred purchase price payment related to the October 2001 acquisition of Premier Science and $(350) related to final purchase accounting adjustments. The Specialty segment adjustments during fiscal 2007 of $(47,963) are comprised of a $(37,777) purchase price adjustment for the finalization of the valuation of intangible and other assets and liabilities acquired from Delta, a $(13,051) impairment charge related to SSM, $2,765 related to foreign currency translation, and $100 for a deferred purchase price payment related to the acquisition of Premier Science.

As a result of the deteriorating financial performance of the SSM business unit during fiscal 2006’s fourth quarter, particularly the video line, the Company performed an interim goodwill impairment test. The Company prepared a fair value assessment of the reporting unit, as defined in SFAS No. 142, using a discounted cash flow approach which includes judgments regarding financial projections, including forecasted cash flows and discount rates, and comparable market values. Utilizing updated operating profit and cash flow assumptions of the SSM business unit, the Company recorded a $25,600 goodwill impairment charge. During the fourth quarter of fiscal 2007, it was determined that SSM was not a core business in the Company’s growth strategy and therefore, the Company would reduce future investment in SSM. On April 12, 2007, the Company’s Board of Directors authorized the Company’s management to proceed with the sale and ultimate disposition of SSM. The Company once again performed an interim goodwill impairment test and as a result, recorded an additional $13,051 goodwill impairment charge. At April 28, 2007, all goodwill originally recorded for the SSM business unit has been written off as a result of the impairment charges noted above. See Note 3.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 28, 2007	April 29, 2006
Land	$502	$502
Projects in progress	3,976	8,021
Buildings and leasehold improvements	33,182	33,096
Furniture, fixtures and other	81,541	64,305
Machinery and warehouse equipment	44,371	41,892

Total property, plant and equipment	163,572	147,816
Less: Accumulated depreciation	(86,227)	(71,042)

Net property, plant and equipment	$77,345	$76,774

Depreciation expense related to continuing operations for fiscal years 2007, 2006 and 2005 was $15,627, $15,360 and $13,572, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

NOTE 7—DEBT

Long-Term Debt

Long term debt consists of the following:

	April 28, 2007	April 29, 2006
Amended and Restated Credit Agreement, maturing in 2011	$77,500	$267,400
3.75% Convertible Subordinated Notes due 2023	133,000	133,000
3.75% Convertible Subordinated Notes due 2026	200,000	—
Sale-leaseback obligations, effective rate of 8.97%, expiring in 2020	16,154	16,663
Capital lease obligations	75	144

Total debt	426,729	417,207
Less: Current maturities	(133,590)	(133,578)

Total long-term debt	$293,139	$283,629

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement which replaced the existing credit facility and the $100,000 term loan used as partial financing for the Delta acquisition. The Amended and Restated Credit Agreement matures on February 1, 2011 and provides for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also pays a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at April 28, 2007. The effective interest rate under the credit facility for fiscal 2007 was 7.17%, which includes amortization of the loan origination fees of $309 and commitment fees on unborrowed funds of $492. The effective interest rate under the credit facility for fiscal 2006 was 6.78%, which includes amortization of the loan origination fees of $658 and commitment fees on unborrowed funds of $464. As of April 28, 2007 and April 29, 2006, $77,500 and $267,400, respectively, were outstanding on the revolving loan.

During 2003, the Company sold an aggregate principal amount of $133,000 of convertible subordinated notes due in 2023. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. The notes carry an annual interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company will make additional payments of interest commencing August 1, 2008. The notes became convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share during fiscal 2006 and are recorded as a current liability. Holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of April 28, 2007. The notes can be redeemed at the option of the Company no earlier than August 7, 2008.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

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

During 2001, the Company sold an aggregate principal amount of $149,500 of 6.0% convertible subordinated notes that were due in 2008. During 2004, the Company called the notes for redemption. Prior to redemption, certain holders of the notes exercised their right to convert $114,657 in aggregate principal amount of the notes into 3,551 shares of the Company’s common stock. The remaining $34,843 in aggregate principal amount of these notes was redeemed for the contractual redemption price of $36,038. The Company recognized pre-tax expense of $1,839 in fiscal 2005 related to the write-off of deferred financing costs of $644 and the premium upon redemption of the notes of $1,195. An additional $2,117 of unamortized deferred financing fees was charged to capital paid-in excess of par value related to this conversion.

Maturities of Long Term Debt

Maturities of long term debt, including capital lease obligations, for subsequent fiscal years, are as follows:

2008	$133,590
2009	629
2010	679
2011	78,273
2012	895
Thereafter	212,663

Total maturities of long-term debt	$426,729

NOTE 8—SECURITIZATION OF ACCOUNTS RECEIVABLE

The Company and certain of its U.S. subsidiaries entered into an agreement (the “Receivables Facility”) in November 2000 with a financial institution whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed New School, Inc. (“NSI”), a wholly-owned, special purpose, bankruptcy-remote subsidiary. As such, the assets of NSI will be available first and foremost to satisfy the claims of the creditors of NSI. NSI was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. NSI does not meet the conditions of a qualifying Special Purpose Entity and therefore the results of NSI have been included in the Company’s consolidated results for financial reporting purposes. Under the Receivables Facility, the

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

Company and certain subsidiaries transfer without recourse all their accounts receivables to NSI. NSI, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. The Company receives a fee from the financial institution for billing and collection functions, which remain the responsibility of the Company that approximates fair value. The facility has been amended to extend its expiration to January 31, 2008 and it may be extended further with the financial institution’s consent. In addition, the facility was amended to permit advances up to $175,000 from July 1 through November 30 of each year, and advances up to $75,000 from December 1 through June 30 of each year. The Company’s retained interests in the receivables sold are recorded at fair value, which approximates cost, due to the short-term nature of the receivables sold.

This two-step transaction is accounted for as a sale of receivables under the provision of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” At April 28, 2007 and April 29, 2006, respectively, $50,000 was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $6,028, $3,592 and $2,070 and are included in other expenses in the consolidated statement of operations for fiscal years 2007, 2006 and 2005, respectively. Supplemental information related to the accounts receivable securitization transactions is provided below. Proceeds under accounts receivable securitization and collections as servicer of receivables sold have been netted in the accompanying consolidated statements of cash flows under the caption, “Change in amounts sold under receivables securitization, net.”

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(52 weeks)	(52 weeks)	(53 weeks)
Proceeds under accounts receivable securitization	$614,033	$492,337	$459,011
Collections as servicer of receivables sold	(614,033)	(489,537)	(461,811)

Retained interest in accounts receivable at end of period	$67,139	$61,511	$61,383
Cash flows from retained interests	448,500	518,452	538,557

NOTE 9—INCOME TAXES

The provision for income taxes consists of:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(52 weeks)	(52 weeks)	(53 weeks)
Current income tax expense from continuing operations:
Federal	$13,049	$3,239	$12,664
State	1,988	2,261	2,776
Foreign	2,339	2,483	1,680

Total	17,376	7,983	17,120
Deferred income tax expense from continuing operations	9,092	4,598	10,282

Total provision for income taxes from continuing operations	26,468	12,581	27,402

Current income tax expense (benefit) from discontinued operations	(2,536)	(2,900)	(1,436)
Deferred income tax expense (benefit) from discontinued operations	(10,722)	(8,485)	1,357

Total provision for (benefit from) income taxes from discontinued operations	(13,258)	(11,385)	(79)

Total provision for income taxes	$13,210	$1,196	$27,323

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

Deferred taxes are comprised of the following:

	April 28, 2007	April 29, 2006
Current deferred tax assets:
Inventory	$6,224	$4,152
Allowance for doubtful accounts	2,155	1,653
Accrued liabilities	1,655	375
Accrued restructuring	167	917

Total current deferred tax assets	10,201	7,097

Long-term deferred tax assets (liabilities):
Net operating loss carryforward	2,701	2,898
Property and equipment	(10,665)	(10,031)
Accrued liabilities	(7,388)	(5,431)
Intangible assets	(34,749)	(36,063)

Total long-term deferred tax liabilities	(50,101)	(48,627)

Net deferred tax liabilities	$(39,900)	$(41,530)

At April 28, 2007, the Company has state net operating losses of approximately $64,152, which expire during fiscal years 2008–2026. The Company believes that the realization of the deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods and, accordingly, no valuation reserve has been provided. In fiscal 2007, fiscal 2006 and fiscal 2005, the Company had not recorded U.S. tax provisions of $980, $1,026 and $895 relating to $2,799, $3,445 and $2,558 of unremitted earnings from foreign investments, respectively, as these earnings are expected to be reinvested indefinitely.

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(52 weeks)	(52 weeks)	(53 weeks)
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.2%	3.6%	3.4%
Foreign income tax	1.0%	1.8%	0.2%
Stock-based compensation	0.7%	—	—
Meals and entertainment, inventory donations and other	0.4%	0.4%	0.3%

Effective income tax rate	40.3%	40.8%	38.9%

NOTE 10—OPERATING LEASE COMMITMENTS

The Company leases various types of warehouse and office facilities and equipment, under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable operating leases for the Company’s fiscal years are as follows:

2008	$9,070
2009	7,901
2010	6,986
2011	5,698
2012	4,367
Thereafter	35,354

Total minimum lease payments	$69,376

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

Rent expense related to continuing operations for fiscal 2007, 2006 and 2005, was $9,995, $11,478 and $11,206, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS

The Company sponsors the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of employee contributions and virtually all full time employees are eligible to participate in the 401(k) Plan after 90 days of service. In fiscal 2007, 2006 and 2005, the Company’s matching contribution expense was $2,611, $2,727 and $2,132, respectively.

NOTE 12—SHAREHOLDERS’ EQUITY

Share Repurchase Program

On June 15, 2006 the Company’s Board of Directors approved a share repurchase program, which allowed the Company to purchase up to $50,000 of the Company’s outstanding common stock. In November 2006, the Company’s Board of Directors authorized an additional $26,508 repurchase, bringing the total authorization to $76,508. During fiscal 2007, the Company repurchased a total of 2,126,121 shares, substantially completing the available purchases under authorizations at April 28, 2007. Common stock acquired through the share repurchase program is available for general corporate purposes and is reflected as Treasury Stock in the accompanying consolidated balance sheets.

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

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Fiscal 2007:
Basic EPS	$18,046	21,873	$0.83

Effect of dilutive employee stock options	—	672

Diluted EPS	$18,046	22,545	$0.80

Fiscal 2006:
Basic EPS	$61	22,898	$0.00

Effect of dilutive employee stock options	—	841

Diluted EPS	$61	23,739	$0.00

Fiscal 2005:
Basic EPS	$43,001	21,612	$1.99

Effect of dilutive employee stock options	—	826
Effect of dilutive 6.0% convertible debt	1,891	1,472

Diluted EPS	$44,892	23,910	$1.88

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

The Company had additional employee stock options outstanding of 904, 0, and 33 during fiscal 2007, 2006 and 2005, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive. In fiscal 2005, the effect of convertible debt on the Company’s diluted EPS relates to the Company’s 6% convertible subordinated notes which were redeemed and/or converted during fiscal 2005. Because the Company is required to satisfy in cash the portion of its conversion obligation equal to the accreted principal amount, the 3.75% convertible subordinated notes did not have a material impact on the Company’s diluted EPS.

NOTE 13—SHARE-BASED COMPENSATION EXPENSE

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

A summary of option transactions for fiscal 2005, fiscal 2006 and fiscal 2007 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 24, 2004	2,638	$20.08	1,809	$16.87
Granted	305	36.35
Exercised	(230)	23.33
Canceled	(85)	29.34

Balance at April 30, 2005	2,628	$21.38	1,886	$17.55
Granted	477	36.87
Exercised	(111)	25.89
Canceled	(112)	33.35

Balance at April 29, 2006	2,882	$23.29	2,054	$18.67
Granted	560	36.97
Exercised	(348)	22.39
Canceled	(103)	33.17

Balance at April 28, 2007	2,991	$25.62	1,975	$20.00

The following tables detail supplemental information regarding stock options outstanding at April 28, 2007:

	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Options outstanding	4.86 years	$26,904
Options vested and expected to vest	4.70 years	26,879
Options exercisable	2.79 years	26,589

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$15.00 - $16.06	1,268	1.23	$15.48	1,268	$15.48
$17.00 - $24.10	319	3.63	20.92	319	20.92
$27.20 - $31.51	222	7.23	29.07	106	27.76
$34.00 - $36.82	762	8.32	36.22	235	35.84
$37.51 - $59.84	420	9.24	38.73	47	38.77

	2,991	4.86	$25.62	1,975	$20.00

Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one-hundred percent (cumulative) after the third year. The Company has historically issued new shares of common stock to settle shares due upon option exercise. For fiscal 2007, approximately 348 new shares were issued upon the exercise of stock options.

The Company adopted SFAS No. 123(R) using the modified prospective application transition method effective with the beginning of fiscal 2007. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation in accordance with APB 25. Under APB 25, no employee or director share-based compensation expense was reflected in the consolidated statements of operations prior to fiscal 2007.

During the fiscal year ended April 28, 2007, the Company recognized $4,507 in share-based compensation expense which is reflected in selling, general and administrative expenses in the fiscal 2007 statement of operations. The fiscal 2007 income tax benefit recognized related to share-based compensation expense was $1,233. As a result of adopting SFAS No. 123(R), net income for the fiscal year ended 2007 was $3,274 lower, and both basic and diluted EPS were $0.15 lower. The Company recognizes share-based compensation expense on a straight-line basis over the vesting period of each award. As of April 28, 2007, total unrecognized share-based compensation expense was $12,355, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.8 years.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

Prior Year Pro Forma Expense

The following table illustrates the effect on net income and earnings per share if the fair value-based method provided by SFAS No. 123 had been applied for all outstanding and unvested awards prior to the adoption of SFAS No. 123(R):

	Fiscal 2006	Fiscal 2005
	(52 weeks)	(53 weeks)
Net income, as reported	$61	$43,001
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,860)	(3,008)

Pro forma net (loss) income	$(2,799)	$39,993

EPS:
As reported:
Basic	$0.00	$1.99
Diluted	$0.00	$1.88

Pro forma:
Basic	$(0.12)	$1.85
Diluted	$(0.12)	$1.75

The weighted average fair value of options granted during fiscal 2007, 2006 and 2005, was $14.43, $15.70 and $17.88, respectively. The fair value of options is estimated on the date of grant using the Black Scholes single option pricing model with the following weighted average assumptions:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Average-risk free interest rate	4.68%	4.40%	3.90%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	32.84%	38.30%	48.73%
Expected term	5.5 years	5.5 years	5.5 years

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Total intrinsic value of stock options exercised	$5,057	$1,493	$3,253
Cash received from stock option exercises	7,798	2,871	5,375
Income tax benefit from the exercise of stock options	1,962	579	1,262

NOTE 14—SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Specialty and Essentials, which also constitute its reportable segments. The Company operates principally in the United States, with limited Specialty segment operations in Canada. Products supplied within the Specialty segment primarily target specific educational disciplines, such as art, industrial arts, physical education, sciences, and early childhood. This segment also supplies student academic planners, videos, DVDs, published educational materials and sound presentation equipment. Products supplied within the Essentials segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms),

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

school furniture and indoor and outdoor equipment. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies. Intercompany eliminations represent intercompany sales between our Specialty and Essential segments, and the resulting profit recognized on such intercompany sales.

The following table presents segment information:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(52 weeks)	(52 weeks)	(53 weeks)
Revenues:
Specialty	$591,866	$527,201	$502,178
Essentials	471,141	468,757	486,238
Corporate	720	686	106
Intercompany eliminations	(20,575)	(19,342)	(18,087)

Total	$1,043,152	$977,302	$970,435

Operating income (loss) and income before taxes:
Specialty	$83,566	$54,075	$72,694
Essentials	46,726	45,954	45,003
Corporate	(34,259)	(44,035)	(27,486)
Intercompany eliminations	(2,235)	(1,819)	(2,846)

Operating income	93,798	54,175	87,365
Interest expense and other	28,105	23,346	16,836

Income before taxes	$65,693	$30,829	$70,529

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

	April 28, 2007	April 29, 2006
Identifiable assets:
Specialty	$782,625	$777,660
Essentials	275,300	261,133
Corporate assets (1)	37,245	41,579

Total assets of continuing segments	1,095,170	1,080,372
Discontinued operations	15,709	50,003

Total	$1,110,879	$1,130,375

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(52 weeks)	(52 weeks)	(53 weeks)
Depreciation and amortization of intangible assets and development costs:
Specialty	$18,500	$17,255	$12,741
Essentials	3,382	2,928	3,377
Corporate	6,769	5,719	4,783

Total continuing segments	28,651	25,902	20,901
Discontinued operations	3,429	2,090	1,636

Total	$32,080	$27,992	$22,537

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Specialty	$9,019	$16,161	$7,661
Essentials	75	719	412
Corporate	16,974	10,770	19,802

Total continuing segments	26,068	27,650	27,875
Discontinued operations	1,987	2,756	3,046

Total	$28,055	$30,406	$30,921

(1)	Corporate assets have been reduced by $50,000 and $50,000 at April 28, 2007 and April 29, 2006, respectively, to reflect the removal of accounts receivable from the balance sheet in accordance with the Accounts Receivable Securitization transactions described in Note 8.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

NOTE 16—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for fiscal 2007 and fiscal 2006:

	Fiscal 2007 (1)
	First	Second	Third	Fourth	Total
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$377,071	$371,225	$128,816	$166,040	$1,043,152
Gross profit	167,911	154,821	50,856	72,049	445,637
Operating income (loss)	69,072	56,931	(20,725)	(11,480)	93,798
Earnings (loss) from continuing operations, net of income taxes	37,745	29,644	(16,906)	(11,258)	39,225
Earnings (loss) from discontinued operations, net of income taxes	(878)	(442)	(1,917)	(17,942)	(21,179)
Net income (loss)	36,867	29,202	(18,823)	(29,200)	18,046

Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.65	$1.33	$(0.79)	$(0.53)	$1.79
Earnings (loss) from discontinued operations	(0.04)	(0.02)	(0.09)	(0.85)	(0.96)

Total	$1.61	$1.31	$(0.88)	$(1.38)	$0.83

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.60	$1.29	$(0.79)	$(0.53)	$1.74
Earnings (loss) from discontinued operations	(0.03)	(0.01)	(0.09)	(0.85)	(0.94)

Total	$1.57	$1.28	$(0.88)	$(1.38)	$0.80

	Fiscal 2006 (1)
	First	Second	Third	Fourth	Total
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$347,335	$331,733	$126,863	$171,371	$977,302
Gross profit	150,331	137,897	49,458	70,993	408,679
Operating income (loss)	59,431	37,483	(28,617)	(14,122)	54,175
Earnings (loss) from continuing operations, net of income taxes	34,494	19,194	(21,789)	(13,651)	18,248
Earnings (loss) from discontinued operations, net of income taxes	102	1,374	(735)	(18,928)	(18,187)
Net income (loss)	34,596	20,568	(22,524)	(32,579)	61

Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.50	$0.84	$(0.95)	$(0.59)	$0.80
Earnings (loss) from discontinued operations	0.01	0.06	(0.03)	(0.83)	(0.80)

Total	$1.51	$0.90	$(0.98)	$(1.42)	$0.00

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.43	$0.79	$(0.95)	$(0.59)	$0.77
Earnings (loss) from discontinued operations	0.01	0.06	(0.03)	(0.83)	(0.77)

Total	$1.44	$0.85	$(0.98)	$(1.42)	$0.00

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2007, APRIL 29, 2006 AND APRIL 30, 2005

(In Thousands, Except Per Share Amounts)

(1)	On August 31, 2005, the Company acquired Delta, a seasonal business that generated operating and net losses during the third and fourth quarters of fiscal 2006. Fiscal 2007 includes the results of Delta for all quarters presented.

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

NOTE 17—MERGER TRANSACTION

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

NOTE 18—SUBSEQUENT EVENTS

On June 5, 2007 School Specialty, Inc. announced that its Board of Directors approved a new share repurchase program which gives School Specialty the ability to purchase up to $45,000 of its issued and outstanding common stock. Purchases under this program may be made from time to time in open market or privately negotiated transactions. Common stock acquired through the repurchase program will be available for general corporate purposes.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of April 28, 2007.

Management’s assessment of the effectiveness of internal control over financial reporting as of April 28, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated June 25, 2007, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

    School Specialty, Inc.

Greenville, Wisconsin

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that School Specialty, Inc., and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of April 28, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 28, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 28, 2007 of the Company and our report dated June 25, 2007 expressed an unqualified opinion on those financial statements, financial statement schedule, and included explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standard No. 123(R), Share Based Payment.

/s/    DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

June 25, 2007

Changes in Internal Controls

During fiscal 2007, the Company began implementation of a common enterprise resource planning (“ERP”) platform. Over a three year period, this platform will replace most of our existing systems. As a result, the Company’s entities will be more closely aligned with standardized processes and internal controls at the completion of the implementation. As of April 28, 2007, three of our business units within the Specialty segment had been converted to the new ERP system and it is estimated that a total of 80% of the Company’s businesses will be converted by the end of fiscal 2008.

Item 9B.	Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 29, 2007, under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 29, 2007, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d)	We have adopted a Code of Ethics that applies to our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is posted on our internet website at www.schoolspecialty.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on our internet website.

(e)	The Company has a separately-designated standing Audit Committee of its Board of Directors. The Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements. The Audit Committee currently consists of three members, including Mr. Trucksess (Chairman), Mr. Lay and Mr. Emma, each of whom is “independent” under the listing standards of the Nasdaq National Market. Mr. Trucksess, Mr. Lay and Mr. Emma have each been deemed by the Board of Directors to be an “audit committee financial expert” for purposes of the SEC’s rules. The Audit Committee has adopted, and the Board of Directors has approved, a charter for the Audit Committee. The Audit Committee held four meetings in fiscal 2007.

Item 11. Executive Compensation

The information required by this Item is set forth in our Proxy statement for the Annual Meeting of Shareholders to be held on August 29, 2007, under the captions “Executive Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy statement for the Annual Meeting of Shareholders to be held on August 29, 2007, under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation Discussion and Analysis,” which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy statement for the Annual Meeting of Shareholders to be held on August 29, 2007, under the captions “Related Party Transactions” and “Corporate Governance,” which information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 29, 2007, under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements (See Part II, Item 8).

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 28, 2007 and April 29, 2006

Consolidated Statements of Operations for the fiscal years ended April 28, 2007, April 29, 2006 and April 30, 2005

Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 28, 2007, April 29, 2006 and April 30, 2005

Consolidated Statements of Cash Flows for the fiscal years ended April 28, 2007, April 29, 2006 and April 30, 2005

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule (See Exhibit 99.1).

Schedule for the fiscal years ended April 28, 2007, April 29, 2006 and April 30, 2005: Schedule II – Valuation and Qualifying Accounts.

(a)(3) Exhibits.

See (b) below

(b) Exhibits.

See the Exhibit Index, which is incorporated by reference herein

(c) Financial Statements Excluded from Annual Report to Shareholders.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 2007.

SCHOOL SPECIALTY, INC.

By:	/S/ DAVID J. VANDER ZANDEN
David J. Vander Zanden Chief Executive Officer (Principal Executive Officer)

By:	/S/ DAVID G. GOMACH
David G. Gomach Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Each person whose signature appears below hereby constitutes and appoints David J. Vander Zanden and David G. Gomach, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/S/ DAVID J. VANDER ZANDEN David J. Vander Zanden	Chief Executive Officer and Director (Principal Executive Officer)	June 25, 2007

/S/ DAVID G. GOMACH David G. Gomach	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2007

/S/ TERRY L. LAY Terry L. Lay	Chairman of the Board	June 25, 2007

/S/ JONATHAN J. LEDECKY Jonathan J. Ledecky	Director	June 25, 2007

/S/ EDWARD C. EMMA Edward C. Emma	Director	June 25, 2007

/S/ HERBERT A. TRUCKSESS Herbert A. Trucksess	Director	June 25, 2007

/S/ JACQUELINE F. WOODS Jacqueline F. Woods	Director	June 25, 2007

INDEX TO EXHIBITS

Exhibit Number		Document Description
2.1		Acquisition Agreement dated as of August 19, 2005 between Wicks Learning Group, LLC and School Specialty, Inc., incorporated by reference to Exhibit 10.1 to School Specialty’s Current Report on Form 8-K dated August 19, 2005.

3.1		Articles of Incorporation of School Specialty, Inc., incorporated herein by reference to Appendix B of the School Specialty, Inc. definitive Proxy Statement dated July 24, 2000.

3.2		Amended Bylaws of School Specialty, Inc., incorporated herein by reference to Exhibit 3.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 29, 2005.

4.1		Indenture dated as of July 18, 2003 between the Company and BNY Midwest Trust Company as Trustee, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 26, 2003.

4.2		Amended & Restated Credit Agreement dated as of February 1, 2006 among School Specialty, Inc. and the guarantors and lenders named therein, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

4.3		Amended and Restated Security Agreement dated as of February 1, 2006 given by School Specialty, Inc. and the other grantors named therein and Bank of America, N.A. as Collateral Agent, incorporated herein by reference to Exhibit 4.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

4.4		Pledge Agreement dated February 1, 2006 given by School Specialty, Inc. and the other pledgors named therein to Bank of America, N.A. as Collateral Agent, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

4.5		Consent dated June 5, 2006 to the Amended & Restated Credit Agreement dated as of February 1, 2006 (Exhibit 4.2), incorporated herein by reference to Exhibit 4.1 of School Specialty Inc.’s Quarterly Report on Form 10-Q for the period ended July 29, 2006.

4.6		Indenture by and between School Specialty, Inc. and The Bank of New York Trust Company, N.A. dated as of November 22, 2006, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Current Report on Form 8-K dated November 22, 2006.

4.7		Resale Registration Rights Agreement by and between School Specialty, Inc. and Banc of America Securities LLC dated as of November 22, 2006, incorporated herein by reference to Exhibit 4.3 of School Specialty Inc.’s Current Report on Form 8-K dated November 22, 2006.

4.8		Certain other long-term debt as described in the Notes to Consolidated Financial Statements. School Specialty, Inc. agrees to furnish the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in the Notes to Consolidated Financial Statements and not filed herewith.

10.1	*	Employment Agreement dated September 3, 1999 between Mary M. Kabacinski and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 23, 1999.

10.2	*	Employment Agreement dated November 5, 2002, effective September 1, 2002, between David J. Vander Zanden and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.3	*	Employment Agreement dated November 5, 2002 between Stephen R. Christiansen and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

Exhibit Number	Document Description
10.4*	Employment agreement dated July 11, 2005 between Gregory Cessna and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 29, 2006.

10.5*	Employment agreement dated December 6, 2005 between Steven Korte and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 29, 2006.

10.6*	Employment agreement dated March 15, 2007 between Thomas M. Slagle and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K filed March 15, 2007.

10.7*	Employment agreement dated August 14, 2006 between David Gomach and School Specialty, Inc., incorporated herein by reference to Exhibit 99.2 of School Specialty, Inc.’s Current Report on Form 8-K dated August 29, 2006.

10.8*	Amended and Restated 1998 Stock Incentive Plan, amended as of December 18, 2002, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Form S-8 filed on December 20, 2002.

10.9*	2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Form S-8 filed on December 20, 2002.

10.10*	School Specialty, Inc. Incentive Bonus Plan, incorporated herein by reference to Exhibit 10.7 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2002.

10.11	Receivables Purchase Agreement dated November 22, 2000, incorporated herein by reference to Exhibit 10.1(a) of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 27, 2001.

10.12	Amendment No. 1 to the Receivables Purchase Agreement dated as of January 1, 2001, incorporated herein by reference to Exhibit No. 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

10.13	Amendment No. 2 to the Receivables Purchase Agreement dated as of July 13, 2001, incorporated herein by reference to Exhibit No. 10.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

10.14	Amendment No. 3 to the Receivables Purchase Agreement dated as of November 20, 2001, incorporated herein by reference to Exhibit No. 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 27, 2001.

10.15	Amendment No. 4 to the Receivables Purchase Agreement dated as of May 2, 2002, incorporated herein by reference to Exhibit 10.12 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2002.

10.16	Amendment No. 5 to the Receivables Purchase Agreement dated November 19, 2002, incorporated herein by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.17	Amendment No. 6 to the Receivables Purchase Agreement dated April 11, 2003, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s current report Form 8-K dated May 2, 2003.

10.18	Amendment No. 7 to the Receivables Purchase Agreement dated November 17, 2003, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 25, 2003.

10.19	Amendment No. 8 to the Receivables Purchase Agreement dated March 31, 2004, incorporated herein by reference to Exhibit 10.22 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

Exhibit Number	Document Description
10.20	Amendment No. 9 to the Receivables Purchase Agreement dated November 16, 2004, incorporated herein by reference to Exhibit 10.23 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 30, 2005.

10.21	Amendment No. 10 and Waiver to the Receivables Purchase Agreement dated April 20, 2005, incorporated herein by reference to Exhibit 10.25 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 30, 2005.

10.22	Amendment No. 11 to the Receivables Purchase Agreement dated November 15, 2005, incorporated herein by reference to Exhibit 4.7 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 29, 2005.

10.23	Amendment No. 12 to the Receivables Purchase Agreement dated January 15, 2006, incorporated herein by reference to Exhibit 4.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

10.24	Amendment No. 13 to the Receivables Purchase Agreement dated February 1, 2006, incorporated by reference to Exhibit 99.1 of School Specialty’s Current Report on Form 8-K dated February 1, 2006.

10.25	Amendment No. 14 to the Receivables Purchase Agreement dated January 31, 2007.

10.26	Receivables Sale Agreement dated November 22, 2000, incorporated herein by reference to Exhibit 10.1(b) of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 27, 2001.

10.27	Amendment No. 1 to the Receivables Sale Agreement dated as of July 13, 2001 and incorporated herein by reference to Exhibit No. 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

10.28	Amendment No. 2 to the Receivables Sale Agreement dated April 11, 2003, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s current report Form 8-K dated May 2, 2003.

10.29	Amendment No. 3 to the Receivables Sale Agreement dated April 20, 2005, incorporated herein by reference to Exhibit 10.24 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 30, 2005.

10.30	Agreement and Plan of Merger, dated as of May 31, 2005, by and among LBW Holdings, Inc., LBW Acquisition, Inc. and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated May 31, 2005.

10.31	Back-Up Indemnification Agreement, dated as of August 19, 2005, among Wicks Communications & Media Partners, L.P., Wicks Parallel (Limited) Partnership I, L.P., Gary Facente 2005 Irrevocable Trust, David Cruise, Steven Korte and School Specialty, Inc., incorporated by reference to School Specialty’s Current Report on Form 8-K dated August 19, 2005.

10.32	Consent and Amendment No. 1 to Agreement and Plan of Merger dated as of August 19, 2005 by and among LBW Holdings, Inc., LBW Acquisition, Inc. and School Specialty, Inc., incorporated by reference to School Specialty’s Current Report on Form 8-K dated August 19, 2005.

10.33	Termination and Release, dated October 25, 2005, by and among School Specialty, Inc., LBW Holdings, Inc. and LBW Acquisition, Inc., incorporated by reference to School Specialty’s Current Report on Form 8-K filed with the SEC on October 26, 2005.

10.34	Agreement between School Specialty, Inc. and MSD Capital, L.P., dated as of April 11, 2006, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated April 11, 2006.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

Exhibit Number	Document Description
14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

21.1	Subsidiaries of School Specialty, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

99.1	Schedule II - Valuation and Qualifying Accounts.

*	Management contract or compensatory plan or arrangement.