Form 10-Q
period 2007-07-28
SCHOOL SPECIALTY INC
filed 2007-08-31
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 28, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-24385

SCHOOL SPECIALTY, INC.

(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-0971239
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2007
Common Stock, $0.001 par value	20,657,145

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 28, 2007

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	July 28, 2007	April 28, 2007	July 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,075	$2,386	$1,380
Accounts receivable, less allowance for doubtful accounts of $6,045, $4,801 and $4,522, respectively	243,316	65,900	225,931
Inventories	198,868	177,319	171,941
Deferred catalog costs	11,933	14,848	15,504
Prepaid expenses and other current assets	18,756	18,398	20,428
Deferred taxes	10,331	10,201	6,693

Total current assets	486,279	289,052	441,877
Property, plant and equipment, net	76,447	77,345	79,550
Goodwill	538,257	534,488	584,319
Intangible assets, net	181,579	183,660	162,707
Development costs and other	25,517	26,334	27,790

Total assets	$1,308,079	$1,110,879	$1,296,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$133,598	$133,590	$133,560
Accounts payable	126,898	77,794	120,048
Accrued income taxes	19,381	—	20,336
Accrued compensation	17,422	14,709	14,624
Deferred revenue	8,072	5,464	7,597
Other accrued liabilities	37,588	23,392	30,550

Total current liabilities	342,959	254,949	326,715
Long-term debt - less current maturities	366,987	293,139	331,784
Deferred taxes	53,318	50,101	50,384
Other liabilities	895	145	290

Total liabilities	764,159	598,334	709,173

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 23,392,651, 23,310,461, and 22,984,751 shares issued, respectively	23	23	23
Capital paid-in excess of par value	370,244	367,068	354,658
Treasury stock, at cost - 2,571,606, 2,126,121 and 239,200 shares, respectively	(92,497)	(76,508)	(7,575)
Accumulated other comprehensive income	22,130	17,763	16,944
Retained earnings	244,020	204,199	223,020

Total shareholders’ equity	543,920	512,545	587,070

Total liabilities and shareholders’ equity	$1,308,079	$1,110,879	$1,296,243

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	July 28, 2007	July 29, 2006
Revenues	$386,513	$377,071
Cost of revenues	213,145	209,160

Gross profit	173,368	167,911
Selling, general and administrative expenses	100,145	98,839

Operating income	73,223	69,072

Other (income) expense:
Interest expense	5,332	6,142
Interest income	(8)	(35)
Other	1,209	1,052

Income before provision for income taxes	66,690	61,913
Provision for income taxes	26,110	24,168

Earnings from continuing operations	40,580	37,745

Earnings (loss) from operations of discontinued School Specialty Media business unit, net of income taxes	(259)	(878)

Net income	$40,321	$36,867

Weighted average shares outstanding:
Basic	21,134	22,883
Diluted	21,732	23,523

Basic earnings per share of common stock:
Earnings from continuing operations	$1.92	$1.65
Earnings (loss) from discontinued operations	(0.01)	(0.04)

Total	$1.91	$1.61

Diluted earnings per share of common stock:
Earnings from continuing operations	$1.87	$1.60
Earnings (loss) from discontinued operations	(0.01)	(0.03)

Total	$1.86	$1.57

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Three Months Ended
	July 28, 2007	July 29, 2006
Cash flows from operating activities:
Net income	$40,321	$36,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	6,305	6,318
Amortization of development costs	3,221	1,866
Amortization of debt fees and other	508	247
Share-based compensation expense	1,503	1,214
Deferred taxes	3,087	2,161
Gain on disposal of property, plant and equipment	(4)	(21)
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Change in amounts sold under receivables securitization, net	—	—
Accounts receivable	(177,390)	(165,476)
Inventories	(21,412)	(12,836)
Deferred catalog costs	2,915	5,635
Prepaid expenses and other current assets	(298)	7,665
Accounts payable	49,306	45,337
Accrued liabilities	39,626	37,494

Net cash used in operating activities	(52,312)	(33,529)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,445)	(6,679)
Investment in intangible and other assets	—	(102)
Investment in product development costs	(2,923)	(2,369)
Proceeds from disposal of property, plant and equipment	15	604

Net cash used in investing activities	(6,353)	(8,546)

Cash flows from financing activities:
Proceeds from bank borrowings	199,000	317,600
Repayment of debt and capital leases	(125,144)	(269,483)
Purchase of treasury stock	(15,989)	(7,575)
Proceeds from exercise of stock options	1,310	510
Excess income tax benefit from exercise of stock options	177	—

Net cash provided by financing activities	59,354	41,052

Net increase (decrease) in cash and cash equivalents	689	(1,023)
Cash and cash equivalents, beginning of period	2,386	2,403

Cash and cash equivalents, end of period	$3,075	$1,380

Supplemental disclosures of cash flow information:
Interest paid	$5,363	$899
Income taxes paid	$1,185	$1,102

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at April 28, 2007 has been derived from the Company’s audited financial statements for the fiscal year ended April 28, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2007.

Amounts previously reported in Note 12 – Segment Information, under the caption Identifiable Assets, have been reclassified to conform to the current year presentation which reflects substantially all accounts receivable as segment assets rather than corporate assets. In addition, all income and expense items previously reported have been restated to conform to the presentation of Continuing Operations, based on the classification of School Specialty Media (“SSM”) as a Discontinued Operation. See Note 4.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity is engaged. SFAS No. 157 will be effective for the Company at the beginning of fiscal 2009 (April 27, 2008), although early adoption is permitted. The Company is currently evaluating the financial statement impact, if any, of adopting SFAS No. 157.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the Company files the prior year financial statements. SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 was effective for the Company at the beginning of fiscal 2008. The adoption of SAB 108 did not have an impact on the Company’s results of operations or financial position.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 3 – INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 were effective for the Company at the beginning of fiscal 2008. As a result of the adoption of FIN 48, the Company recognized a $500 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the fiscal 2008 beginning balance of retained earnings.

The Company files income tax returns with the U.S., various U.S. states, and foreign jurisdictions. The most significant tax return the Company files is with the U.S. The Company’s tax returns are no longer subject to examinations by the U.S. for fiscal years before 2005. The Company has various state tax audits and appeals in process at any given time. It is not anticipated that any adjustments resulting from tax examinations or appeals would result in a material change to the Company’s financial position or results of operations.

The balance of the Company’s gross liability for unrecognized income tax benefits subsequent to the recording of the $500 upon adoption of FIN 48 was $912, of which, the entire $912 would impact the effective tax rate, if recognized. The Company doesn’t expect any material changes in the amounts of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

NOTE 4 – DISCONTINUED OPERATION

On April 12, 2007, the Company’s Board of Directors authorized the Company’s management to proceed with the sale and ultimate disposition of the Company’s SSM business unit, which was previously reported as a component of the Specialty segment. Based upon this action, the Company recorded an asset impairment charge during the fourth quarter of fiscal 2007 of $29,000. The charge included the write-off of SSM’s goodwill of $13,051 and intangible assets of $10,410. In addition, the Company wrote down the carrying value of SSM’s product development costs by $3,639 and other assets by $1,900. The Company also recorded a $26,600 impairment charge related to SSM in the fourth quarter of fiscal 2006 at the initial onset of deteriorating financial performance and revised expected future results of the business unit. The $26,600 charge included the write-off of goodwill of $25,600 and a reduction in the carrying value of product development costs of $1,000. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reflected the impairment charges and operations related to SSM as discontinued operations in the accompanying consolidated statements of earnings for all periods presented. The accompanying consolidated balance sheets include the following assets and liabilities of SSM at July 28, 2007, April 28, 2007 and July 29, 2006:

	July 28, 2007	April 28, 2007	July 29, 2006
Accounts receivable	$2,696	$3,174	$3,934
Inventory	5,989	6,109	6,581
Prepaid catalog and other current assets	2,656	3,402	4,135
Property, plant and equipment	183	185	550
Goodwill and other intangible assets, net	—	—	23,958
Product development costs	3,598	2,839	7,064

Total assets	$15,122	$15,709	$46,222

Total current liabilities	$1,209	$772	$1,243

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The following table illustrates the amounts of revenues and earnings (losses) reported in discontinued operations in the accompanying consolidated statements of operations:

	For the Three Months Ended
	July 28, 2007	July 29, 2006
Revenues	$5,346	$8,328
Earnings (loss) from discontinued operations before income taxes	(421)	(1,428)
Provision for (benefit from) income taxes	(162)	(550)

Earnings (loss) from discontinued operations, net of income taxes	$(259)	$(878)

NOTE 5 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity during the three months ended July 28, 2007 were as follows:

Shareholders’ equity balance at April 28, 2007	$512,545
Adoption of FIN 48 impact on beginning retained earnings	(500)
Net income	40,321
Share-based compensation expense	1,503
Issuance of common stock in conjunction with stock option exercises	1,310
Tax benefit on option exercises	363
Purchase of treasury shares	(15,989)
Foreign currency translation adjustment	4,367

Shareholders’ equity balance at July 28, 2007	$543,920

Comprehensive income for the periods presented in the condensed consolidated statement of operations was as follows:

	July 28, 2007	July 29, 2006
Net income	$40,321	$36,867
Foreign currency translation adjustment	4,367	2,251

Total comprehensive income	$44,688	$39,118

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 6 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended July 28, 2007:
Basic EPS	$40,321	21,134	$1.91

Effect of dilutive stock options	—	598

Diluted EPS	$40,321	21,732	$1.86

Three months ended July 29, 2006:
Basic EPS	$36,867	22,883	$1.61

Effect of dilutive stock options	—	640

Diluted EPS	$36,867	23,523	$1.57

The Company had additional stock options outstanding during the three months ended July 28, 2007 of 1,252 that were not included in the computation of diluted EPS because they were anti-dilutive. The Company had 875 anti-dilutive options outstanding during the three months ended July 29, 2006.

NOTE 7 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has two share-based employee compensation plans. On June 10, 1998, the Company’s Board of Directors approved the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) and on August 27, 2002 the Company’s Board of Directors approved the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). Both plans have been approved by the Company’s shareholders. The purpose of the 1998 Plan and the 2002 Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. Under the 1998 Plan, the maximum number of options available for grant is equal to 20% of the Company’s outstanding common stock. Under the 2002 Plan, the maximum number of shares available for grant is 1,500 shares.

A summary of option activity during the three months ended July 28, 2007 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 28, 2007	2,991	$25.62	1,975	$20.00
Granted	51	35.46
Exercised	(83)	15.94
Canceled	(56)	36.15

Balance at July 28, 2007	2,903	$25.86	1,983	$20.73

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The following table details supplemental information regarding stock options outstanding at July 28, 2007:

	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Options outstanding	4.64 years	$29,048
Options vested and expected to vest	4.47 years	29,014
Options exercisable	2.68 years	28,772

Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one-hundred percent (cumulative) after the third year. The Company has historically issued new shares of common stock to settle shares due upon option exercise. For the three months ended July 28, 2007, approximately 83 new shares were issued upon the exercise of stock options.

During the first quarter of 2008, the Company granted 69 non-vested stock unit (“NSU”) awards to members of the Company’s management, which were subject to shareholder approval of the amended and restated 2002 Plan. The NSUs are performance-based and vest at the end of a three-year cycle and will result in a payment if targeted metrics are achieved at a threshold level or above. The NSUs will be paid in Company common stock with payouts ranging from 80% of the target number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The approximate fair value of awards granted during the first quarter is $2,426 provided the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to NSU awards on a straight-line basis over the vesting period adjusted for changes in the expected level of performance. During the three months ended July 28, 2007, the Company recognized $208 ($127 net of tax) of expense related to NSU awards.

The Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective application transition method effective with the beginning of fiscal 2007.

During the three months ended July 28, 2007 and July 29, 2006, the Company recognized $1,503 ($1,295 related to stock options and $208 related to NSU awards) and $1,214 (entirely related to stock options), respectively, in share-based compensation expense which is reflected in selling, general and administrative expenses in the statement of operations. The income tax benefit recognized related to share-based compensation expense was $483 and $307 for the three months ended July 28, 2007 and July 29, 2006, respectively. The Company recognizes share-based compensation expense on a straight-line basis over the vesting period of each award.

As of July 28, 2007, total unrecognized share-based compensation expense related to stock options was $11,453, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.76 years.

The weighted average fair value of options granted during the three months ended July 28, 2007 and July 29, 2006 was $13.39 and $12.96, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	For the Three Months Ended
	July 28, 2007	July 29, 2006
Average-risk free interest rate	5.19%	5.03%
Expected dividend yield	—	—
Expected volatility	29.53%	34.74%
Expected term	5.5 years	5.5 years

	For the Three Months Ended
	July 28, 2007	July 29, 2006
Total intrinsic value of stock options exercised	$1,648	$218
Cash received from stock option exercises	$1,310	$510
Income tax benefit from the exercise of stock options	$363	$70

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

July 28, 2007	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,147	$(11,626)	$24,521
Publishing rights (15 to 25 years).	105,010	(9,674)	95,336
Non-compete agreements (3.5 to 10 years)	8,606	(5,033)	3,573
Tradenames and trademarks (10 to 30 years)	3,034	(400)	2,634
Order backlog and other (less than 1 to 13 years)	3,666	(1,548)	2,118

Total amortizable intangible assets	156,463	(28,281)	128,182
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$209,860	$(28,281)	$181,579

April 30, 2007	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,014	$(11,012)	$25,002
Publishing rights (15 to 25 years)	105,010	(8,519)	96,491
Non-compete agreements (3.5 to 10 years)	8,576	(4,728)	3,848
Tradenames and trademarks (10 to 30 years)	3,034	(360)	2,674
Order backlog and other (less than 1 to 13 years)	3,666	(1,418)	2,248

Total amortizable intangible assets	156,300	(26,037)	130,263

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$209,697	$(26,037)	$183,660

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

July 29, 2006	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$70,562	$(11,863)	$58,699
Publishing rights (10 years)	33,200	(3,155)	30,045
Non-compete agreements (3.5 to 10 years)	7,097	(3,998)	3,099
Copyrighted materials (23 years)	7,100	(592)	6,508
Tradenames and trademarks (10 to 30 years)	4,436	(357)	4,079
Order backlog and other (less than 1 to 10 years)	1,802	(517)	1,285

Total amortizable intangible assets	124,197	(20,482)	103,715

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	46,292	—	46,292

Total non-amortizable intangible assets	58,992	—	58,992

Total intangible assets	$183,189	$(20,482)	$162,707

The Company engaged a third party to assist the Company in the valuation of the intangible assets acquired in the August 2005 acquisition of Delta Education LLC (“Delta”). The valuation was preliminary at July 29, 2006. During the third quarter of fiscal 2007, the valuation was finalized with an adjustment being recorded to increase the intangible assets acquired by $38,544, with an offsetting decrease to goodwill. Details of Delta’s acquired intangible assets, which are deductible for tax purposes, are as follows:

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

Intangible amortization expense included in selling, general and administrative expense for the three months ended July 28, 2007 and July 29, 2006 was $2,184 and $2,325, respectively.

Intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2008 is estimated to be:

Fiscal 2008 (nine months remaining)	$6,416
Fiscal 2009	8,311
Fiscal 2010	8,212
Fiscal 2011	7,898
Fiscal 2012	7,730
Fiscal 2013	7,342

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The following information presents changes to goodwill during the period beginning July 29, 2006 through July 28, 2007:

Segment	Balance at July 29, 2006	Fiscal 2007 Acquisitions	Adjustments	Balance at April 28, 2007	Fiscal 2008 Acquisitions	Adjustments	Balance at July 28, 2007
Specialty	$419,176	$—	$(49,831)	$369,345	$—	$3,769	$373,114
Essentials	165,143	—	—	165,143	—	—	165,143

Total	$584,319	$—	$(49,831)	$534,488	$—	$3,769	$538,257

The Specialty segment adjustments during the period July 29, 2006 to April 28, 2007 of $(49,831) are comprised of $(37,662) of purchase price adjustments for the finalization of the valuation of intangible and other assets and liabilities acquired from Delta, $(13,051) impairment charges related to the School Specialty Media business unit, $782 of foreign currency translation, and $100 for a deferred purchase price payment related to the acquisition of Premier Science.

The Specialty segment adjustments during the three months ended July 28, 2007 are comprised of $3,769 of foreign currency translation.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 28, 2007	April 28, 2007	July 29, 2006
Land	$502	$502	$502
Projects in progress	6,077	3,976	8,810
Buildings and leasehold improvements	33,543	33,182	33,117
Furniture, fixtures and other	82,140	81,541	67,338
Machinery and warehouse equipment	44,604	44,371	44,438

Total property, plant and equipment	166,866	163,572	154,205
Less: Accumulated depreciation	(90,419)	(86,227)	(74,655)

Net property, plant and equipment	$76,447	$77,345	$79,550

Depreciation expense for the three months ended July 28, 2007 and July 29, 2006 was $4,121 and $3,722, respectively.

NOTE 10 – DEBT

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement that matures on February 1, 2011 and provides for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also pays a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at July 28, 2007. The effective interest rate under the credit facility for the first quarter of fiscal 2008 was 7.85%, which includes amortization of the loan origination fees of $78 and commitment fees on unborrowed funds of $154. The effective interest rate under

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

the credit facility for the first quarter of fiscal 2007 was 6.59%, which includes amortization of the loan origination fees of $64 and commitment fees on unborrowed funds of $46. As of July 28, 2007, $151,500 was outstanding on the revolving loan, and no borrowings were made or outstanding on the term loan during the first quarter.

During 2003, the Company sold an aggregate principal amount of $133,000 of convertible subordinated notes due in 2023. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. The notes carry an annual interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company will make additional payments of interest commencing August 1, 2008. The notes became convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share during fiscal 2006 and are recorded as a current liability. Holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of July 28, 2007. The notes can be redeemed at the option of the Company no earlier than August 7, 2008.

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

NOTE 11 – SECURITIZATION OF ACCOUNTS RECEIVABLE

The Company and certain of its U.S. subsidiaries entered into an agreement (the “Receivables Facility”) in November 2000 with a financial institution whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed New School, Inc. (“NSI”), a wholly-owned, special purpose, bankruptcy-remote subsidiary. As such, the assets of NSI will be available first and foremost to satisfy the claims of the creditors of NSI. NSI was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. NSI does not meet the conditions of a qualifying Special Purpose Entity and therefore the results of NSI have been included in the Company’s consolidated results for financial reporting purposes. Under the Receivables Facility, the Company and certain subsidiaries transfer without recourse all their accounts receivables to NSI. NSI, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. The Company receives a fee from the financial institution that approximates fair value for billing and collection functions, which remain the responsibility of the Company. The Receivables Facility has been amended to extend its expiration to January 31, 2008 and it may be extended further with the financial institution’s consent. In addition, the facility was amended to permit advances up to $175,000 from July 1 through November 30 of each year, and advances up to $75,000 from December 1 through June 30 of each year. The Company’s retained interests in the receivables sold are recorded at fair value, which approximates cost, due to the short-term nature of the receivables sold.

This two-step transaction is accounted for as a sale of receivables under the provision of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. At July 28, 2007, April 28, 2007, and July 29, 2006, respectively, $50,000 was advanced under the accounts receivable securitization and, accordingly, that amount of accounts receivable has been removed from our consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $1,208 and $1,051 and are included in other expenses in the consolidated statement of operations for three months ended July 28, 2007 and July 29, 2006,

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

respectively. Supplemental information related to the accounts receivable securitization transactions is provided below. Proceeds under accounts receivable securitization and collections as servicer of receivables sold have been netted in the accompanying consolidated statements of cash flows under the caption, “Change in amounts sold under receivables securitization, net.”

	Three Months Ended
	July 28, 2007	July 29, 2006
Proceeds under accounts receivable securitization	$116,288	$119,397
Collections as servicer of receivables sold	(116,288)	(119,397)

Retained interest in accounts receivable at end of period	$237,648	$222,173
Cash flows from retained interests	104,979	105,197

NOTE 12 – SEGMENT INFORMATION

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	July 28, 2007	July 29, 2006
Revenues:
Specialty	$228,139	$209,468
Essentials	166,131	174,851
Corporate	168	175
Intercompany eliminations	(7,925)	(7,423)

Total	$386,513	$377,071

Operating income (loss) and income before taxes:
Specialty	$60,249	$50,378
Essentials	25,142	26,968
Corporate	(10,759)	(7,500)
Intercompany eliminations	(1,409)	(774)

Operating income	73,223	69,072
Interest expense and other	6,533	7,159

Income before provision for income taxes	$66,690	$61,913

	July 28, 2007	July 29, 2006
Identifiable assets (as of quarter end):
Specialty	$894,058	$857,104
Essentials	357,392	358,835
Corporate assets (1)	41,507	34,082

Total assets of continuing segments	1,292,957	1,250,021
Discontinued operations	15,122	46,222

Total	$1,308,079	$1,296,243

(1)	Corporate assets have been reduced by $50,000 at July 28, 2007 and July 29, 2006, respectively, to reflect the removal of accounts receivable from the condensed consolidated balance sheets in accordance with the Company’s accounts receivable securitization transactions.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	July 28, 2007	July 29, 2006
Depreciation and amortization of intangible assets and development costs:
Specialty	$6,119	$5,201
Essentials	786	841
Corporate	2,041	1,434

Total continuing segments	8,946	7,476
Discontinued operations	580	708

Total	$9,526	$8,184

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Specialty	$2,060	$2,087
Essentials	14	6
Corporate	2,723	6,531

Total continuing segments	4,797	8,624
Discontinued operations	1,571	526

Total	$6,368	$9,150

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Quarterly Overview

School Specialty is an education company that provides innovative and proprietary products, programs, and services to help educators engage and inspire students of all ages and abilities to learn. Through each of our leading brands, we design, develop, and provide preK-12 educators with the latest and very best curriculum, supplemental learning resources and classroom basics. Working in collaboration with educators, we reach beyond the scope of textbooks to help teachers, guidance counselors, and school administrators ensure that every student reaches his or her full potential.

During the first quarter of fiscal 2008, revenues increased 2.5% over the first quarter of fiscal 2007, and gross margin improved 40 basis points. These improvements are primarily related to strong state adoption revenues of our science curriculums and organic growth within the Specialty segment, offset by a decline in revenues within the Essentials segment which we believe was mostly attributable to a delayed ordering season caused by the deferral of school year start dates by many districts within the U.S. The increased concentration of revenues coming from the Specialty segment, which provides higher margin producing proprietary products, resulted in the increase in overall gross margin percentage.

Selling, general and administrative expenses (“SG&A”) decreased 30 basis points as a percent of revenues in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. The decrease reflects a more significant increase in revenues as compared to an incremental increase in SG&A that has been controlled through supply-chain efficiencies and other cost reduction efforts.

Operating income increased 6.0% and earnings from continuing operations increased 7.5% in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.

During the fourth quarter of fiscal 2007, the Company’s Board of Directors authorized the sale and ultimate disposition of the School Specialty Media (“SSM”) business unit. The Company has classified SSM as a discontinued operation in the accompanying statements of operations and in this discussion of results of operations for all periods presented. Net income for the first quarter of fiscal 2008 increased 9.4%, and includes a net of tax loss of $0.3 million in the first quarter of fiscal 2008 as compared to net of tax loss of $0.9 million in the first quarter of fiscal 2007 from the operations of SSM.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues on a historical basis concerning our results of operations for the three months ended July 28, 2007 and July 29, 2006:

	Three Months Ended
	July 28, 2007	July 29, 2006
Revenues	100.0%	100.0%
Cost of revenues	55.1	55.5

Gross profit	44.9	44.5
Selling, general and administrative expenses	25.9	26.2

Operating income	19.0	18.3
Interest expense, net	1.4	1.6
Other expense	0.3	0.3

Income before provision for income taxes	17.3	16.4
Provision for income taxes	6.8	6.4

Earnings from continuing operations	10.5%	10.0%

Three Months Ended July 28, 2007 Compared to Three Months Ended July 29, 2006

Revenues

Revenues increased 2.5% from $377.1 million for the three months ended July 29, 2006 to $386.5 million for the three months ended July 28, 2007. The growth in revenues was primarily attributable to organic growth within the Specialty segment, offset by an overall decline in revenues within the Essentials segment.

Specialty segment revenues increased 8.9% from $209.4 million for the three months ended July 29, 2006 (which includes $7.4 million of intersegment revenues) to $228.1 million for the three months ended July 28, 2007 (which includes $7.9 million of intersegment revenues). The growth in Specialty segment revenues was primarily related to state adoption revenue from the Company’s science curriculum offerings of approximately $15 million in the quarter, partially offset by a $5 million decline in mass-merchant retail sales.

Essentials segment revenues decreased 5.0% from $174.9 million for the three months ended July 29, 2006 to $166.1 million for the three months ended July 28, 2007. Both periods are comprised solely of sales to external parties. We believe the decline in Essentials segment revenues was primarily due to the delay of school start dates by many districts within the U.S. and the deferral of school building projects to the second half of the Company’s fiscal year. In addition, the Company’s decision to reduce participation in lower margin bid sales and the elimination of an underperforming catalog in the current year resulted in lower overall revenues for the Essentials segment.

Gross Profit

Gross profit increased 3.3% from $167.9 million for the three months ended July 29, 2006 to $173.4 million for the three months ended July 28, 2007. The increase in gross profit was due primarily to the 2.5% increase revenues along with a shift in revenue mix towards the higher margin Specialty segment.

Gross margin improved 40 basis points from 44.5% for the three months ended July 29, 2006 to 44.9% for the three months ended July 28, 2007. The increase in gross margin was primarily related to a higher concentration of revenue from the higher margin Specialty segment, which comprised 56.9% (net of intersegment revenues) of total revenues for the three months ended July 28, 2007, versus 53.6% (net of intersegment revenues) of total revenues for the three months ended July 29, 2006.

Specialty segment gross profit increased $9.1 million from $109.6 million for the three months ended July 29, 2006 to $118.7 million for the three months ended July 28, 2007 and gross margin decreased from 52.3% to 52.0%. The increase in gross profit was driven by the overall increase in Specialty revenues, whereas the decrease in gross margin was a result of changes in the mix of products sold by certain business units within the Specialty segment towards lower margin producing products.

Essentials segment gross profit decreased $3.0 million from $58.9 million for the three months ended July 29, 2006 to $55.9 million for the three months ended July 28, 2007 and gross margin was consistent at 33.7% in both periods. The decrease in gross profit was driven by the overall decrease in revenues within the segment.

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

As a percent of revenues, SG&A decreased from 26.2% for the three months ended July 29, 2006 to 25.9% for the three months ended July 28, 2007. SG&A increased $1.3 million from $98.8 million in the first quarter of fiscal 2007 to $100.1 million in the first quarter of fiscal 2008. SG&A attributable to the Specialty and Essentials segments declined a combined $2.0 million and Corporate SG&A increased approximately $3.3 million. The increase in Corporate SG&A was due to increased depreciation and information technology infrastructure costs as a result the prior year initial implementation of the Company’s new enterprise resource planning (“ERP”) system along with additional costs directed towards the Company’s direct marketing and product management initiatives.

Specialty segment SG&A decreased $0.8 million from $59.2 million for the three months ended July 29, 2006 to $58.4 million for the three months ended July 28, 2007, and decreased 270 basis points as a percent of revenues from 28.3% to 25.6% over this same period. The decrease in SG&A was primarily due to cost reduction initiatives implemented in fiscal 2007 offset by incremental costs to support the increase in revenues.

Essentials segment SG&A decreased $1.2 million from $32.0 million for the three months ended July 29, 2006 to $30.8 million for the three months ended July 28, 2007, and increased 20 basis points as a percent of revenues from 18.3% to 18.5% over this same period. The decrease in SG&A was a result of decreased variable costs as a result of decreased revenues within the segment such as order fulfillment costs; however, the increase in SG&A as a percent of revenue was driven by the base of non-variable costs in comparison to lower revenues.

Interest Expense

Net interest expense decreased $0.8 million from $6.1 million for the three months ended July 29, 2006 to $5.3 million for the three months ended July 28, 2007. The decrease in interest expense was primarily due to an overall reduction in the Company’s effective borrowing rate as a result of the $200 million convertible debenture offering in the third quarter of fiscal 2007 at an interest rate of 3.75%, offset by an overall increase in average outstanding borrowings. Average outstanding borrowings have increased over the prior year to support an increase in working capital in the first quarter of fiscal 2008 as compared to fiscal 2007, and to fund share repurchases made by the Company since the beginning of fiscal 2007, largely offset by cash provided by operating activities during fiscal 2007.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $1.1 million in the first quarter of fiscal 2007, compared to $1.2 million in the first quarter of fiscal 2008.

Provision for Income Taxes

Provision for income taxes increased $1.9 million due to higher pre-tax income. The effective income tax rate increased 20 basis points from 39.0% for the three months ended July 29, 2006 to 39.2% for the three months ended July 28, 2007.

The effective income tax rate of 39.2% exceeds the federal statutory rate of 35% primarily due to foreign income that is taxed at higher rates than domestic income along with state taxes.

Liquidity and Capital Resources

At July 28, 2007, we had working capital of $143.3 million. Our capitalization at July 28, 2007 was $1,044.5 million and consisted of total debt of $500.6 million and shareholders’ equity of $543.9 million.

Our credit facility matures on February 1, 2011 and provides for $350.0 million of revolving loan availability and $100.0 million incremental term loan availability. The amount outstanding as of July 28, 2007 under the revolving and incremental term loans was $151.5 million and $0, respectively. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. During the first quarter of fiscal 2008, we borrowed under our credit facility primarily to meet seasonal working capital requirements. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital requirements of our peak selling season. As of July 28, 2007, our effective interest rate on borrowings under our credit facility was approximately 7.60%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During the three months ended July 28, 2007, we paid commitment fees on unborrowed funds under the credit facility of 37.5 basis points and amortized loan origination fee costs of $0.1 million related to the credit facility. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at July 28, 2007.

The $133 million of 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. The notes are recorded as a current liability. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of July 28, 2007. The notes can be redeemed at the option of the Company no earlier than August 7, 2008.

Net cash used in operating activities was $33.5 million in the first quarter of fiscal 2007 as compared to $52.3 million used in the first quarter of fiscal 2008. The net use of cash in operating activities during the first quarter is indicative of the highly seasonal nature of our business, with the majority of purchases and other operating cash outflows occurring in the first and second quarters of the fiscal year and the majority of cash receipts occurring in the second and third quarters of the fiscal year. The increase in cash used in operating activities between years is a result of increased inventory and accounts receivable balances as of the end of the first quarter of 2008 as compared to the first quarter of 2007. The increase in inventory is related to the aforementioned delay in the ordering season, along with specific build of inventory related to state adoptions of the Company’s science curriculum offerings, and an increase in the amount of inventory purchased from overseas vendors which the Company owns while in-transit. The increase in accounts receivable is attributable to the increase in revenue between years along with the delayed ordering season.

Net cash used in investing activities for the first quarter of fiscal 2008 was $6.4 million as compared to $8.5 million for the first quarter of fiscal 2007. Additions to property, plant and equipment decreased $3.2 million from the first quarter of fiscal 2007 to $3.4 million in the first quarter of fiscal 2008, primarily as a result of increased spending in fiscal 2007 related to the initial implementation of our new ERP system, along with a general reduction in spending on distribution assets in the current year as compared to the prior year.

Net cash provided by financing activities increased $18.3 million from $41.1 million in the first quarter of fiscal 2007 to $59.4 million in the first quarter of fiscal 2008. The net cash provided by financing activities was primarily used to fund seasonal working capital needs and to repurchase shares of our common stock. During the first quarter of fiscal 2008 we repurchased 0.5 million shares at a net cost of $16.0 million. Since the beginning of fiscal 2007, we have repurchased 2.6 million shares at a net cost of $92.5 million. The decrease in the number of our weighted average common shares outstanding effected by share repurchases has had and will continue to have a positive impact on our earnings per share computations as compared to prior periods. We anticipate continuing to repurchase stock in fiscal 2008, the amount of which will depend ultimately on business conditions, the price of our common stock and other cash requirements. See Part II, Item 2, Issuer Purchases of Equity Securities for additional information regarding share repurchases.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the foreseeable future.

Off Balance Sheet Arrangements

We have an accounts receivable securitization facility. The facility was amended on February 1, 2007 to extend its expiration to January 31, 2008 and it may be extended further with the financial institution’s consent. In addition, the facility was amended to permit advances up to $175.0 million from July 1 through November 30 of each year, and advances up to $75.0 million from December 1 through June 30 of each year. We entered into the facility for the purpose of reducing our variable rate interest expense. At July 28, 2007, $50.0 million was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the three months ended July 28, 2007 and July 30, 2006 were $1.2 and $1.1, respectively. These costs are included in other expenses in our consolidated statements of operations.

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

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by us or on our behalf, in this Quarterly Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 28, 2007.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended April 28, 2007.

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

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors

The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in the fiscal 2007 Annual Report on Form 10-K.

ITEM 2.	Issuer Purchases of Equity Securities

Share Repurchase Program

For the three months ended July 28, 2007	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal May	—	$—	—	$—
Fiscal June	—	—	—	45,000,000
Fiscal July	445,485	35.89	445,485	29,011,000

Total	445,485	$35.89	445,485	$29,011,000

On June 5, 2007 School Specialty, Inc. announced that its Board of Directors approved a new share repurchase program which gives School Specialty the ability to purchase up to $45.0 million of its issued and outstanding common stock. Purchases under this program may be made from time to time in open market or privately negotiated transactions. The Company repurchased a total of 445,485 shares during the first quarter of fiscal 2008 for a net purchase price of $16.0 million.

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

Common stock acquired through the share repurchase programs is available for general corporate purposes and is reflected as Treasury Stock in the accompanying consolidated balance sheets. As of July 28, 2007 the Company has repurchased 2,571,606 shares for a net purchase price of $92.5 million since June 15, 2006.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	On August 29, 2007, we held our Annual Meeting of Shareholders.

(b)	Not applicable.

(c)	The Annual Meeting of Shareholders was held to:

(1)	Elect three directors to serve until the 2010 Annual Meeting of Shareholders as Class III directors; and

(2)	Approve the Amended and Restated School Specialty, Inc. Incentive Bonus Plan; and

(3)	Approve the Amended and Restated School Specialty, Inc. 2002 Stock Incentive Plan; and

(2)	Ratify the appointment of Deloitte & Touche LLP as School Specialty’s independent registered public accounting firm for fiscal 2008.

The results of these proposals, which were voted upon at the Annual Meeting, are as follows:

	For	Withheld
(1) Election of Class III Directors
(1) A. Jacqueline Dout	19,577,472	421,223

(2) Terry L. Lay	19,381,766	616,929

(3) Herbert A. Trucksess, III	19,507,213	491,482

	For	Against	Abstain
(2) Approval of the Amended and Restated School Specialty, Inc. Incentive Bonus Plan	19,900,052	87,343	11,298

	For	Against	Abstain
(3) Approval of the Amended and Restated School Specialty, Inc. 2002 Stock Incentive Plan	17,739,357	1,422,893	11,230

	For	Against	Abstain
(4) Ratification of Independent Registered Public Accounting Firm	19,942,702	49,097	6,897

(d)	Not applicable.

ITEM 5.	Other Information

On June 13, 2007, the Board of Directors of the Company adopted the Amended and Restated School Specialty, Inc. Incentive Bonus Plan (the “Incentive Plan”) and the Amended and Restated School Specialty, Inc. 2002 Stock Incentive Plan (together with the Incentive Plan, the “Plans”), each subject to approval by the Company’s shareholders. At the Company’s Annual Meeting of Shareholders held on August 29, 2007, the Company’s shareholders approved each of the Plans. The descriptions of the material terms of the Plans and the complete text of the Plans were set forth in Proposals Two and Three and Appendices A and B, respectively, in the Proxy Statement on Schedule 14A for the Company’s 2007 Annual Meeting filed on July 24, 2007, and are incorporated herein by reference.

ITEM 6.	Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

08/31/07	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
Chief Executive Officer
(Principal Executive Officer)

08/31/07	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Vice President and Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amended and Restated School Specialty, Inc. Incentive Bonus Plan as of June 13, 2007, incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A for the Company’s 2007 Annual Meeting filed on July 24, 2007.

10.2	Amended and Restated School Specialty, Inc. 2002 Stock Incentive Plan as of June 13, 2007, incorporated by reference to Appendix B of the Company’s Proxy Statement on Schedule 14A for the Company’s 2007 Annual Meeting filed on July 24, 2007.

10.3	Form of employee and non-employee Director stock option agreement under the Amended and Restated School Specialty, Inc. 2002 Stock Incentive Plan.

10.4	Form of employee and non-employee Director non-vested stock unit (NSU) agreement under the Amended and Restated School Specialty, Inc. 2002 Stock Incentive Plan.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Interim Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Interim Chief Financial Officer.