Form 10-Q
period 2007-10-27
SCHOOL SPECIALTY INC
filed 2007-12-04
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2007.

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2007
Common Stock, $0.001 par value	20,235,349

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2007

		Page Number
PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at October 27, 2007, April 28, 2007 and October 28, 2006	1

	Condensed Consolidated Statements of Operations for the Three Months Ended October 27, 2007 and October 28, 2006 and for the Six Months Ended October 27, 2007 and October 28, 2006	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 27, 2007 and October 28, 2006	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4.	CONTROLS AND PROCEDURES	23

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS	23

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES	23

ITEM 6.	EXHIBITS	24

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	October 27, 2007	April 28, 2007	October 28, 2006
	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,611	$2,386	$9,077
Accounts receivable, less allowance for doubtful accounts of $6,190, $4,801 and $4,263, respectively	198,826	65,900	168,063
Inventories	142,134	177,319	123,281
Deferred catalog costs	12,668	14,848	12,636
Prepaid expenses and other current assets	17,454	18,398	19,146
Deferred taxes	10,344	10,201	6,260

Total current assets	386,037	289,052	338,463
Property, plant and equipment, net	76,532	77,345	79,381
Goodwill	544,245	534,488	549,094
Intangible assets, net	179,631	183,660	198,772
Development costs and other	25,013	26,334	27,977

Total assets	$1,211,458	$1,110,879	$1,193,687

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities—long-term debt	$133,609	$133,590	$133,571
Accounts payable	51,704	77,794	55,427
Accrued income taxes	32,580	-	26,159
Accrued compensation	19,677	14,709	16,732
Deferred revenue	6,965	5,464	4,937
Other accrued liabilities	33,517	23,392	24,175

Total current liabilities	278,052	254,949	261,001
Long-term debt—less current maturities	311,528	293,139	288,937
Deferred taxes	55,903	50,101	51,989
Other liabilities	850	145	145

Total liabilities	646,333	598,334	602,072

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 23,589,151, 23,310,461 and 23,069,001 shares issued, respectively	24	23	23
Capital paid-in excess of par value	376,431	367,068	358,133
Treasury stock, at cost—3,380,802, 2,126,121 and 1,068,121 shares, respectively	(121,419)	(76,508)	(36,526)
Accumulated other comprehensive income	29,515	17,763	17,763
Retained earnings	280,574	204,199	252,222

Total shareholders' equity	565,125	512,545	591,615

Total liabilities and shareholders' equity	$1,211,458	$1,110,879	$1,193,687

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Revenues	$392,919	$371,225	$779,432	$748,296
Cost of revenues	225,378	216,404	438,523	425,564

Gross profit	167,541	154,821	340,909	322,732
Selling, general and administrative expenses	99,711	97,890	199,856	196,729

Operating income	67,830	56,931	141,053	126,003

Other (income) expense:
Interest expense	4,955	5,634	10,287	11,776
Interest income	(6)	(23)	(14)	(58)
Other	2,507	2,508	3,716	3,560

Income before provision for income taxes	60,374	48,812	127,064	110,725
Provision for income taxes	23,418	19,168	49,528	43,336

Earnings from continuing operations	36,956	29,644	77,536	67,389

Earnings (loss) from operations of discontinued School Specialty Media business unit, net of income taxes	(402)	(442)	(661)	(1,320)

Net income	$36,554	$29,202	$76,875	$66,069

Weighted average shares outstanding:
Basic	20,434	22,212	20,784	22,548
Diluted	20,966	22,898	21,366	23,213

Basic earnings per share of common stock:
Earnings from continuing operations	$1.81	$1.33	$3.73	$2.99
Earnings (loss) from discontinued operations	(0.02)	(0.02)	(0.03)	(0.06)

Total	$1.79	$1.31	$3.70	$2.93

Diluted earnings per share of common stock:
Earnings from continuing operations	$1.76	$1.29	$3.63	$2.90
Earnings (loss) from discontinued operations	(0.02)	(0.01)	(0.03)	(0.05)

Total	$1.74	$1.28	$3.60	$2.85

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Six Months Ended
	October 27, 2007	October 28, 2006
Cash flows from operating activities:
Net income	$76,875	$66,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	12,480	12,860
Amortization of development costs	5,748	3,695
Amortization of debt fees and other	1,016	495
Share-based compensation expense	2,844	2,355
Deferred taxes	5,659	4,199
(Gain) loss on disposal of property, plant and equipment	(8)	274
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Change in amounts sold under receivables securitization, net	—	—
Accounts receivable	(131,668)	(107,518)
Inventories	35,382	33,578
Deferred catalog costs	2,180	8,503
Prepaid expenses and other current assets	959	8,547
Accounts payable	(25,788)	(19,412)
Accrued liabilities	50,446	36,781

Net cash provided by operating activities	36,125	50,426

Cash flows from investing activities:
Additions to property, plant and equipment	(7,530)	(11,123)
Investment in intangible and other assets	—	(102)
Investment in product development costs	(5,443)	(4,739)
Proceeds from disposal of property, plant and equipment	33	932

Net cash used in investing activities	(12,940)	(15,032)

Cash flows from financing activities:
Proceeds from bank borrowings	405,700	679,400
Repayment of debt and capital leases	(387,292)	(674,099)
Purchase of treasury stock	(44,911)	(36,526)
Proceeds from exercise of stock options	4,840	2,525
Excess income tax benefit from exercise of stock options	703	—
Payment of debt fees and other	—	(20)

Net cash used in financing activities	(20,960)	(28,700)

Net increase in cash and cash equivalents	2,225	6,694
Cash and cash equivalents, beginning of period	2,386	2,403

Cash and cash equivalents, end of period	$4,611	$9,097

Supplemental disclosures of cash flow information:
Interest paid	$10,365	$10,854
Income taxes paid	$7,422	$10,204

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

The balance of the Company’s gross liability for unrecognized income tax benefits subsequent to the recording of the $500 upon adoption of FIN 48 effective April 29, 2007, was $912, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

NOTE 4 – DISCONTINUED OPERATION

On April 12, 2007, the Company’s Board of Directors authorized the Company’s management to proceed with the sale and ultimate disposition of the Company’s SSM business unit, which was previously reported as a component of the Specialty segment. Based upon this action, the Company recorded an asset impairment charge during the fourth quarter of fiscal 2007 of $29,000. The charge included the write-off of SSM’s goodwill of $13,051 and intangible assets of $10,410. In addition, the Company wrote down the carrying value of SSM’s product development costs by $3,639 and other assets by $1,900. The Company also recorded a $26,600 impairment charge related to SSM in the fourth quarter of fiscal 2006 at the initial onset of deteriorating financial performance and revised expected future results of the business unit. The $26,600 charge included the write-off of goodwill of $25,600 and a reduction in the carrying value of product development costs of $1,000. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reflected the impairment charges and operations related to SSM as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The accompanying condensed consolidated balance sheets include the following assets and liabilities of SSM at October 27, 2007, April 28, 2007 and October 28, 2006:

	October 27, 2007	April 28, 2007	October 28, 2006
Accounts receivable	$2,805	$3,174	$3,366
Inventory	6,060	6,109	5,718
Prepaid catalog and other current assets	3,358	3,402	3,864
Property, plant and equipment, net	219	185	488
Goodwill and other intangible assets, net	—	—	23,792
Product development costs	3,680	2,839	6,895

Total assets	$16,122	$15,709	$44,123

Total current liabilities	$836	$772	$965

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The following table illustrates the amounts of revenues and earnings (losses) reported in discontinued operations in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Revenues	$5,020	$7,447	$10,367	$15,775

Earnings (loss) from discontinued operations before income taxes	(653)	(719)	(1,074)	(2,146)
Provision for (benefit from) income taxes	(251)	(277)	(413)	(826)

Earnings (loss) from discontinued operations, net of income taxes	$(402)	$(442)	$(661)	$(1,320)

NOTE 5 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders' equity during the six months ended October 27, 2007 were as follows:

Shareholders' equity balance at April 28, 2007	$512,545
Adoption of FIN 48 impact on beginning retained earnings	(500)
Net income	76,875
Share-based compensation	2,844
Issuance of common stock in conjunction with stock option exercises	4,840
Tax benefit on option exercises	1,680
Purchase of treasury shares	(44,911)
Foreign currency translation adjustment	11,752

Shareholders' equity balance at October 27, 2007	$565,125

Comprehensive income for the periods presented in the condensed consolidated statement of operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Net income	$36,554	$29,202	$76,875	$66,069
Foreign currency translation adjustment	7,385	820	11,752	3,071

Total comprehensive income	$43,939	$30,022	$88,627	$69,140

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 6 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended October 27, 2007:
Basic EPS	$36,554	20,434	$1.79
Effect of dilutive stock options	—	532

Diluted EPS	$36,554	20,966	$1.74

Three months ended October 28, 2006:
Basic EPS	$29,202	22,212	$1.31
Effect of dilutive stock options	—	686

Diluted EPS	$29,202	22,898	$1.28

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Six months ended October 27, 2007:
Basic EPS	$76,875	20,784	$3.70
Effect of dilutive stock options	—	582

Diluted EPS	$76,875	21,366	$3.60

Six months ended October 28, 2006:
Basic EPS	$66,069	22,548	$2.93
Effect of dilutive stock options	—	665

Diluted EPS	$66,069	23,213	$2.85

The Company had 1,251 additional stock options outstanding during the three and six months ended October 27, 2007, that were not included in the computation of diluted EPS because they were anti-dilutive. The Company had 875 additional stock options outstanding during the three and six months ended October 28, 2006, that were not included in the computation of diluted EPS because they were anti-dilutive.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

A summary of option activity during the three months ended October 27, 2007 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 28, 2007	2,990	$25.62	1,975	$20.00
Granted	82	35.85
Exercised	(279)	17.37
Canceled	(70)	36.22

Balance at October 27, 2007	2,723	$26.49	1,795	$21.08

The following table details supplemental information regarding stock options outstanding at October 27, 2007:

	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Options outstanding	4.71 years	$23,562
Options vested and expected to vest	4.54 years	23,542
Options exercisable	2.66 years	23,399

Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. The Company has historically issued new shares of common stock to settle shares due upon option exercise. For the three and six months ended October 27, 2007, approximately 196 and 279 new shares, respectively, were issued upon the exercise of stock options.

During the first six months of 2008, the Company granted 73 non-vested stock unit (“NSU”) awards to certain members of the Company’s management, which were subject to shareholder approval of the amended and restated 2002 Plan. The NSUs are performance-based and vest at the end of a three-year cycle and will result in a payment if targeted metrics are achieved at a threshold level or above. The NSUs will be paid in Company common stock with payouts ranging from 80% of the target number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The approximate fair value of awards granted during the second quarter is $2,646 provided the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to NSU awards on a straight-line basis over the vesting period adjusted for changes in the expected level of performance. During the three and six months ended October 27, 2007, the Company recognized $233 ($143, net of tax) and $441 ($270, net of tax), respectively, of expense related to NSU awards.

The Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective application transition method effective with the beginning of fiscal 2007.

During the three months ended October 27, 2007 and October 28, 2006, the Company recognized $1,341 ($1,108 related to stock options and $233 related to NSU awards) and $1,141 (entirely related to stock options), respectively, in share-based compensation expense which is reflected in selling, general and administrative expenses in the accompanying condensed statements of operations. During the six months ended October 27, 2007 and October 28, 2006, the Company recognized $2,844 ($2,403 related to stock

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

options and $441 related to NSU awards) and $2,355 (entirely related to stock options), respectively, in share-based compensation expense which is reflected in selling, general and administrative expenses in the statement of operations. The income tax benefit recognized related to share-based compensation expense was $430 and $914 for the three and six months ended October 27, 2007, respectively, and $304 and $611 for the three and six months ended October 28, 2006, respectively. The Company recognizes share-based compensation expense on a straight-line basis over the vesting period of each award.

As of October 27, 2007, total unrecognized share-based compensation expense related to stock options was $10,533, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.57 years.

The weighted average fair value of options granted during the three months ended October 27, 2007 and October 28, 2006 was $13.03 and $13.61, and $13.25 and $18.44 for the six months ending October 27, 2007 and October 28, 2006, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Average-risk free interest rate	4.34%	4.77%	4.87%	4.93%
Expected dividend yield	—	—	—	—
Expected volatility	29.13%	34.14%	29.38%	34.50%
Expected term	5.5 years	5.5 years	5.5 years	5.5 years

	For the Three Months Ended		For the Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Total intrinsic value of stock options exercised	$3,544	$1,069	$5,192	$1,287
Cash received from stock option exercises	$3,530	$2,015	$4,840	$2,525
Income tax benefit from the exercise of stock options	$1,317	$318	$1,680	$388

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

	Gross Value	Accumulated Amortization	Net Book Value
October 27, 2007
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,358	$(12,267)	$24,091
Publishing rights (15 to 25 years)	105,010	(10,829)	94,181
Non-compete agreements (3.5 to 10 years)	8,655	(5,311)	3,344
Tradenames and trademarks (10 to 30 years)	3,034	(440)	2,594
Order backlog and other (less than 1 to 13 years)	3,702	(1,678)	2,024

Total amortizable intangible assets	156,759	(30,525)	126,234

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$210,156	$(30,525)	$179,631

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	Gross Value	Accumulated Amortization	Net Book Value
April 28, 2007
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,014	$(11,012)	$25,002
Publishing rights (15 to 25 years)	105,010	(8,519)	96,491
Non-compete agreements (3.5 to 10 years)	8,576	(4,728)	3,848
Tradenames and trademarks (10 to 30 years)	3,034	(360)	2,674
Order backlog and other (less than 1 to 13 years)	3,666	(1,418)	2,248

Total amortizable intangible assets	156,300	(26,037)	130,263

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$209,697	$(26,037)	$183,660

	Gross Value	Accumulated Amortization	Net Book Value
October 28, 2006
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$39,488	$(10,615)	$28,873
Publishing rights (15 to 25 years)	105,010	(6,210)	$98,800
Non-compete agreements (3.5 to 10 years)	8,702	(4,286)	$4,416
Copyrighted materials (23 years)	7,100	(669)	$6,431
Tradenames and trademarks (10 to 30 years)	4,434	(412)	$4,022
Order backlog and other (less than 1 to 13 years)	3,666	(1,148)	$2,518

Total amortizable intangible assets	168,400	(23,340)	145,060

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	41,012	—	41,012

Total non-amortizable intangible assets	53,712	—	53,712

Total intangible assets	$222,112	$(23,340)	$198,772

The Company engaged a third party to assist the Company in the valuation of the intangible assets acquired in the August 2005 acquisition of Delta Education LLC (“Delta”). During the second quarter of fiscal 2007, the valuation was finalized with an adjustment being recorded to increase the intangible assets acquired by $38,544, with an offsetting decrease to goodwill. Details of Delta’s acquired intangible assets, which are deductible for tax purposes, are as follows:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	Final as of April 28, 2007		Preliminary as of April 29, 2006
	Allocated Value	Amortizable Life	Allocated Value	Amortizable Life
Acquired Intangibles
Amortizable intangibles:
Publishing rights	$105,010	15 to 25 years	$33,200	10 years
Non-compete agreements	1,600	5 years	—
Backlog and other	1,514	<1 to 13 years	—
Customer relationships	—		31,100	15 years

Total	108,124		64,300
Non-amortizable intangibles:
Tradenames and trademarks	38,890	N/A	44,170	N/A

Total acquired intangibles	$147,014		$108,470

Intangible amortization expense included in selling, general and administrative expense for the three months ended October 27, 2007 and October 28, 2006 was $2,141 and $2,613, respectively, and $4,325 and $4,939 for the six months ended October 27, 2007 and October 28, 2006, respectively.

Intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2008 is estimated to be:

Fiscal 2008 (six months remaining)	$4,285
Fiscal 2009	8,326
Fiscal 2010	8,223
Fiscal 2011	7,910
Fiscal 2012	7,742
Fiscal 2013	7,353

The following information presents changes to goodwill during the period beginning October 28, 2006 through October 27, 2007:

	Balance at October 28, 2006	Fiscal 2007 Acquisitions	Adjustments	Balance at April 28, 2007	Fiscal 2008 Acquisitions	Adjustments	Balance at October 27, 2007
Segment
Specialty	$383,951	$—	$(14,606)	$369,345	$—	$9,757	$379,102
Essentials	165,143	—	—	165,143	—	—	165,143

Total	$549,094	$—	$(14,606)	$534,488	$—	$9,757	$544,245

The Specialty segment adjustments during the period October 28, 2006 to April 28, 2007 of $(14,606) are comprised of $(13,051) impairment charges related to the School Specialty Media business unit, $(1,692) of purchase price adjustments for the finalization of the valuation of intangible and other assets and liabilities acquired from Delta, $100 for a deferred purchase payment related to the acquisition of Premier Science, and $37 of foreign currency translation adjustments.

The Specialty segment adjustments during the six months ended October 28, 2007 of $9,757 are comprised entirely of foreign currency translation adjustments.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 27, 2007	April 28, 2007	October 28, 2006
Land	$502	$502	$502
Projects in progress	9,412	3,976	12,055
Buildings and leasehold improvements	33,609	33,182	33,218
Furniture, fixtures and other	82,574	81,541	67,829
Machinery and warehouse equipment	44,979	44,371	44,718

Total property, plant and equipment	171,076	163,572	158,322
Less: Accumulated depreciation	(94,544)	(86,227)	(78,941)

Net property, plant and equipment	$76,532	$77,345	$79,381

Depreciation expense for the three months ended October 27, 2007 and October 28, 2006 was $4,032 and $3,734, respectively, and $8,155 and $7,457 for the six months ended October 27, 2007 and October 28, 2006, respectively.

NOTE 10 – DEBT

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement that matures on February 1, 2011 and provides for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also pays a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at October 27, 2007. The effective interest rate under the credit facility for the second quarter of fiscal 2008 was 8.82%, which includes amortization of the loan origination fees of $78 and commitment fees on unborrowed funds of $177. The effective interest rate under the credit facility for the second quarter of fiscal 2007 was 7.14%, which includes amortization of the loan origination fees of $64 and commitment fees on unborrowed funds of $98. As of October 27, 2007, $96,200 was outstanding on the revolving loan, and no borrowings were made or outstanding on the term loan during the first six months of fiscal 2008.

During 2003, the Company sold an aggregate principal amount of $133,000 of convertible subordinated notes due in 2023. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. The notes carry an annual interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company will make additional payments of interest commencing August 1, 2008. The notes became convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share during fiscal 2006 and are recorded as a current liability. Holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of October 27, 2007. The notes can be redeemed at the option of the Company no earlier than August 7, 2008.

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

This two-step transaction is accounted for as a sale of receivables under the provision of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. At October 27, 2007, April 28, 2007, and October 28, 2006, respectively, $50,000 was advanced for accounts receivables sold under the accounts receivable securitization and, accordingly, that amount of accounts receivable has been removed from our condensed consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $2,508 and $2,519 for the three months ended October 27, 2007 and October 28, 2006, respectively, and $3,717 and $3,570 for the six months ended October 27, 2007 and October 28, 2006, respectively, and are included in other expenses in the accompanying condensed consolidated statement of operations. Supplemental information related to the accounts receivable securitization transactions is provided below. Proceeds under accounts receivable securitization and collections as servicer of receivables sold have been netted in the accompanying condensed consolidated statements of cash flows under the caption, “Change in amounts sold under receivables securitization, net.”

	Six Months Ended
	October 27, 2007	October 28, 2006
Proceeds under accounts receivable securitization	$349,042	$377,766
Collections as servicer of receivables sold	(349,042)	(377,766)

Retained interest in accounts receivable at end of period	$200,638	$169,204
Cash flows from retained interests	306,811	278,031

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

	Three Months Ended		Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Revenues:
Specialty	$236,743	$203,211	$464,882	$412,679
Essentials	160,129	172,072	326,260	346,923
Corporate and intercompany eliminations	(3,953)	(4,058)	(11,710)	(11,306)

Total	$392,919	$371,225	$779,432	$748,296

Operating income (loss) and income before provision for income taxes:
Specialty	$57,783	$42,007	$118,032	$92,385
Essentials	20,400	22,660	45,542	49,624
Corporate and intercompany eliminations	(10,353)	(7,736)	(22,521)	(16,006)

Operating income	67,830	56,931	141,053	126,003
Interest expense and other	7,456	8,119	13,989	15,278

Income before provision for income taxes	$60,374	$48,812	$127,064	$110,725

			October 27, 2007	October 28, 2006
Identifiable assets (as of quarter end):
Specialty			$837,147	$790,933
Essentials			318,849	321,072
Corporate and intercompany eliminations			39,340	37,559

Total assets of continuing segments			1,195,336	1,149,564
Discontinued operations			16,122	44,123

Total			$1,211,458	$1,193,687

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Depreciation and amortization of intangible assets and development costs:
Specialty	$5,250	$5,058	$11,369	$10,254
Essentials	778	852	1,564	1,693
Corporate	2,016	1,502	4,059	2,936

Total continuing segments	8,044	7,412	16,992	14,883
Discontinued operations	656	963	1,236	1,672

Total	$8,700	$8,375	$18,228	$16,555

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Specialty	$2,206	$1,937	$4,266	$4,024
Essentials	24	2	38	8
Corporate	3,595	4,317	6,318	10,848

Total continuing segments	5,825	6,256	10,622	14,880
Discontinued operations	780	558	2,351	1,084

Total	$6,605	$6,814	$12,973	$15,964

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

Our business is subject to seasonal fluctuations. Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Due to variations in the timing of shipments within this season primarily as a result of changes or delays in school start dates, the Company views a year-over-year comparison of the first six months of the fiscal year to be a more meaningful analysis than year-over-year comparative results for the first or second quarters on an individual basis.

During the first six months of fiscal 2008, revenues increased 4.2% over the first six months of fiscal 2007, and gross margin improved 60 basis points. These improvements are primarily related to strong revenues from state adoptions of our science curriculums and organic growth within the Specialty segment, offset by a decline in revenues within the Essentials segment which was mostly attributable to a reduction in revenue from reconstruction of schools in Louisiana, the elimination of a catalog and the decision to not pursue low-margin bid business. The increased concentration of revenues coming from the Specialty segment, which provides higher margin producing proprietary products, resulted in the increase in overall gross margin percentage.

Selling, general and administrative expenses (“SG&A”) decreased 70 basis points as a percent of revenues in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007. The decrease reflects a more significant increase in revenues as compared to an incremental increase in SG&A that has been controlled through supply-chain efficiencies and other cost reduction efforts.

Operating income increased 11.9% and earnings from continuing operations increased 15.1% in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007.

During the fourth quarter of fiscal 2007, the Company’s Board of Directors authorized the sale and ultimate disposition of the School Specialty Media (“SSM”) business unit. The Company has classified SSM as a discontinued operation in the accompanying condensed consolidated statements of operations and in this discussion of results of operations for all periods presented. Net income for the first six months of fiscal 2008 increased 16.4%, and includes a net of tax loss of $0.7 million in the first six months of fiscal 2008 as compared to net of tax loss of $1.3 million in the first six months of fiscal 2007 from the operations of SSM.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues for the three and six months ended October 27, 2007 and October 28, 2006:

	Three Months Ended		Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	57.4	58.3	56.3	56.9

Gross profit	42.6	41.7	43.7	43.1
Selling, general and administrative expenses	25.4	26.4	25.6	26.3

Operating income	17.3	15.3	18.1	16.8
Interest expense, net	1.3	1.5	1.3	1.5
Other expense	0.6	0.6	0.5	0.5

Income before provision for income taxes	15.4	13.2	16.3	14.8
Provision for income taxes	6.0	5.2	6.4	5.8

Earnings from continuing operations	9.4%	8.0%	9.9%	9.0%

Three Months Ended October 27, 2007 Compared to Three Months Ended October 28, 2006

Revenues

Revenues increased 5.8% from $371.2 million for the three months ended October 28, 2006 to $392.9 million for the three months ended October 27, 2007. Specialty segment revenues increased 16.5% from $203.2 million for the three months ended October 28, 2006 (which includes $4.2 million of intersegment revenues) to $236.7 million for the three months ended October 27, 2007 (which includes $4.1 million of intersegment revenues). The growth in Specialty segment revenues was primarily related to revenue from state adoptions of the Company’s science curriculum offerings of approximately $29 million in the quarter, partially offset by a $2 million decline in mass-merchant retail sales. Essentials segment revenues, which are comprised solely of third-party revenues, decreased 6.9% from $172.1 million for the three months ended October 28, 2006 to $160.1 million for the three months ended October 27, 2007. The decline in Essentials segment revenues was primarily related to a reduction in revenue from the decline in reconstruction activity of schools in Louisiana as compared to the prior year.

Gross Profit

Gross profit increased 8.2% from $154.8 million for the three months ended October 28, 2006 to $167.5 million for the three months ended October 27, 2007. The increase in gross profit was due primarily to the 5.8% increase in revenues along with a shift in revenue mix towards the higher margin Specialty segment.

Gross margin increased 90 basis points from 41.7% for the three months ended October 28, 2006 to 42.6% for the three months ended October 27, 2007. The increase in gross margin was primarily related to a higher concentration of revenue from the higher margin Specialty segment, which comprised 59.2% (net of intersegment revenues) of total revenues for the three months ended October 27, 2007, versus 53.6% (net of intersegment revenues) of total revenues for the three months ended October 28, 2006.

Specialty segment gross profit increased $17.4 million from $101.5 million for the three months ended October 28, 2006 to $118.9 million for the three months ended October 27, 2007 and gross margin increased from 49.9% to 50.2%. This increase in gross profit was related to the increased revenues plus the 30 basis point improvement in the gross margin. The increase in the gross margin was related to revenue mix within the segment.

Essentials segment gross profit decreased $4.3 million from $53.1 million for the three months ended October 28, 2006 to $48.8 million for the three months ended October 29, 2007 and gross margin declined 40 basis points from 30.9% to 30.5%. The decline in gross margin was primarily driven by the product mix within the Essentials segment as the revenue decline was primarily in consumables, which have higher gross margins than furniture products.

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

As a percent of revenue, SG&A decreased 100 basis points from 26.4% of revenues for the three months ended October 28, 2006 to 25.4% of revenues for the three months ended October 27, 2007. SG&A increased $1.8 million to $99.7 million in the second quarter of fiscal 2008 from $97.9 million in the second quarter of fiscal 2007.

SG&A attributable to the combined Specialty and Essentials segments was relatively flat in the quarter and Corporate SG&A increased approximately $2.2 million. The increase in Corporate SG&A was due to increased depreciation and information technology infrastructure costs as a result the prior year initial implementation of the Company’s new enterprise resource planning (“ERP”) system along with additional costs directed toward the Company’s direct marketing and product management initiatives.

Specialty segment SG&A increased $1.6 million from $59.5 million for the three months ended October 28, 2006 to $61.1 million for the three months ended October 27, 2007, and decreased 350 basis points as a percent of revenues from 29.3% to 25.8% over this same period. The decrease in SG&A as a percentage of revenue was primarily due to supply chain efficiencies and the leverage of increased sales on the non-variable SG&A costs offset by incremental costs to support the increase in revenues.

Essentials segment SG&A decreased $2.1 million from $30.5 million for the three months ended October 28, 2006 to $28.4 million for the three months ended October 27, 2007. The decrease in SG&A was a result of decreased variable costs such as order fulfillment costs as a result of decreased revenues within the segment. SG&A as a percent of revenue remained consistent at 17.7% as improvements in supply chain operations were offset by the base of non-variable costs in comparison to lower revenues.

Interest Expense

Net interest expense decreased $0.6 million from $5.6 million for the three months ended October 28, 2006 to $5.0 million for the three months ended October 27, 2007. The decrease in interest expense was primarily due to an overall reduction in the Company’s effective borrowing rate as a result of the $200 million convertible debenture offering in the third quarter of fiscal 2007 at an interest rate of 3.75%, offset by an overall increase in average outstanding borrowings. Average outstanding borrowings have increased over the prior year to support an increase in working capital in the second quarter of fiscal 2008 as compared to fiscal 2007, and to fund share repurchases made by the Company since the beginning of fiscal 2007, largely offset by cash provided by operating activities during the past twelve months.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, remained consistent at $2.5 million for the second quarter of both fiscal 2008 and fiscal 2007.

Provision for Income Taxes

Provision for income taxes increased $4.2 million primarily due to increased pre-tax income offset to some extent by a reduction in the effective income tax rate for the quarter. The effective income tax rate decreased to 38.8% for the three months ended October 27, 2007 from 39.3% for the three months ended October 28, 2006. The decrease in the effective income tax rate is primarily due to the reduced impact of the tax treatment of incentive stock options under SFAS 123(R) in the second quarter of fiscal 2008. The effective income tax rate exceeds the federal statutory rate of 35% primarily due to the impact of state income taxes and foreign income which is taxed at a higher rate.

Six Months Ended October 27, 2007 Compared to Six Months Ended October 28, 2006

Revenues

Revenues increased 4.2% from $748.3 million for the six months ended October 28, 2006 to $779.4 million for the six months ended October 27, 2007. The increase in revenues was due to the growth in the Specialty segment which was offset to some extent by a revenue decline in the Essentials segment.

Specialty segment revenues increased 12.6% from $412.7 million (which includes $11.7 million of intersegment revenues) to $464.9 million (which includes $12.0 million of intersegment revenues). The growth in Specialty segment revenues was primarily related to approximately $43 million of revenue from state adoptions of the Company’s science curriculum and organic growth in the other core Specialty businesses, partially offset by an approximate $7 million decline in the mass-merchant retail business which the Company considers non-core.

Essentials segment revenues (which are comprised solely of third-party revenues) decreased 6.0% from $346.9 million for the six months ended October 28, 2006 to $326.3 million for the six months ended October 27, 2007. The decrease primarily was attributable to the a decline in the activity in Louisiana related to school rebuilding projects following Hurricane Katrina, the decision to not pursue low-margin bid business, and the decision to eliminate an unproductive catalog.

Gross Profit

Gross profit increased 5.6% from $322.7 million for the six months ended October 28, 2006 to $340.9 million for the six months ended October 27, 2007. Gross margin improved 60 basis points from 43.1% for the six months ended October 28, 2006 to 43.7% for the six months ended October 27, 2008. The increase in gross profit was due to an increase in revenues. The improved gross margins related to a shift in the product mix towards the Specialty segment. Specialty segment revenues accounted for 58.1% (net of intersegment revenues) in the first six months of fiscal 2008, up from 53.6% (net of intersegment revenues) for the first six months of fiscal 2007.

Specialty segment gross profit increased $26.5 million from $211.1 million for the six months ended October 28, 2006 to $237.6 million for the six months ended October 27, 2007 due to the incremental revenues. Gross margins were 51.1% for both the first six months of fiscal 2008 and fiscal 2007.

Gross profit of the Essentials segment declined $7.3 million from $112.0 million for the first six months of fiscal 2007 to $104.8 million for the first six months of fiscal 2008. This decrease was attributable primarily to the revenue decline. Gross margin for the Essentials segment was down 20 basis points from 32.3% for the six months ended October 28, 2006 to 32.1% for the six months ended October 28, 2007. The decrease in gross margin was primarily driven by the product mix within the Essentials segment as the revenue from direct shipments, which carry a lower gross margin than products fulfilled through the Company’s distribution centers, comprised a higher percentage of the total Essentials segment revenues for the fiscal six months of fiscal 2008 as compared to the first six months of fiscal 2007.

Selling, General and Administrative Expenses

SG&A decreased 70 basis points, as a percent of revenues, from $196.7 million or 26.3% of revenues for the six months ended October 28, 2006 to $199.9 million or 25.6% of revenues for the six months ended October 27, 2007. The increase in SG&A primarily resulted from the incremental variable costs associated with the incremental revenues of $31.1 million. SG&A associated with the Specialty and Essentials segments decreased a combined $2.4 million and Corporate SG&A increased by $5.5 million. The increase in Corporate SG&A was due to increased depreciation and information technology infrastructure costs as a result of the prior year initial implementation of the Company’s new ERP system along with additional costs directed toward the Company’s direct marketing and product management initiatives.

Specialty segment SG&A increased $0.8 million from $118.7 million for the six months ended October 28, 2006 to $119.5 million for the six months ended October 27, 2007. This increase was due to the incremental Specialty segment revenues. SG&A decreased 310 basis points as of percent of revenues from 28.8% to 25.7%. This decrease was primarily attributable to supply chain efficiencies and reduced catalog costs.

Essentials segment SG&A decreased $3.2 million from $62.4 million for the six months ended October 28, 2006 to $59.2 million for the six months ended October 27, 2007. This decrease was primarily due to decreased supply chain expenses consistent with decreased revenues and supply chain efficiencies. SG&A as a percent of revenues increased from 18.0% in the first six months of fiscal 2007 to 18.2% in the first six months of fiscal 2008. This increase is attributable to the fixed SG&A costs being absorbed by a smaller revenue base.

Interest Expense

Net interest expense decreased $1.5 million from $11.8 million to $10.3 million. The decrease in interest expense was primarily due to an overall reduction in the Company’s effective borrowing rate as a result of the $200 million convertible debenture offering in the third quarter of fiscal 2007 at an interest of 3.75%, offset by an overall increase in average outstanding borrowings. Average borrowings have increased over the prior year to support an increase in working capital in the first six months of fiscal 2008 as compared to fiscal 2007, and to fund share repurchases made by the Company over the past twelve months, largely offset by cash provided by operating activities.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $3.7 million in the first six months of fiscal 2008, compared to $3.6 million in the comparable period of 2007.

Provision for Income Taxes

Provision for income taxes increased $6.2 million due to increased pre-tax income. The effective income tax rate decreased 10 basis points from 39.1% for the six months ended October 28, 2006 to 39.0% for the six months ended October 27, 2007.

The effective income tax rate of 39.0% exceeds the federal statutory rate of 35% primarily due to the impact of state income taxes and foreign income that is taxed at higher rates than domestic income.

Liquidity and Capital Resources

At October 27, 2007, we had working capital of $108.0 million. Our capitalization at October 27, 2007 was $1,010.2 million and consisted of debt of $445.1 million and shareholders’ equity of $565.1 million.

Our credit facility matures on February 1, 2011 and provides for $350.0 million of revolving loan availability and $100.0 million incremental term loan availability. The amount outstanding as of October 27, 2007 under the revolving and incremental term loans was $96.2 million and $0, respectively. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. During the first six months of fiscal 2008, we borrowed under our credit facility primarily to meet seasonal working capital requirements and to fund share repurchases. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital requirements of our peak selling season. As of October 27, 2007, our effective interest rate on borrowings under our credit facility was approximately 6.94%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During the six months ended October 27, 2007, we paid commitment fees on unborrowed funds under the credit facility of $0.3 million and amortized loan origination fee costs of $0.2 million related to the credit facility. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at October 27, 2007.

Our $133.0 million, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. The notes are recorded as a current liability. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of October 27, 2007.

Net cash provided by operating activities decreased $14.3 million from $50.4 million for the six months ended October 28, 2006 to $36.1 million for the six months ended October 27, 2007. The decrease in cash provided by operating activities was primarily related to the accounts receivable balances as of the end of the second quarter of 2008 as compared to the second quarter of 2007. The increase in accounts receivable is related to the increase in revenue between years along with a delayed ordering season as result of later school starts in many districts. In addition, the incremental science curriculum revenue recognized in the first half of fiscal 2008 is affecting the cash conversion cycle as these sales tend to have longer collection periods.

Net cash used in investing activities for the six months ended October 27, 2007 was $12.9 million as compared to $15.0 million for the six months ended October 28, 2006. Additions to property, plant and equipment decreased $3.6 million from $11.1 million in fiscal 2006 to $7.5 million in fiscal 2007, primarily as a result of increased spending in fiscal 2007 related to the initial implementation of our new ERP system, along with a general reduction in spending on distribution assets in the current year as compared to the prior year.

Net cash used in financing activities for the six months ended October 27, 2007 was $21.0 million as compared to $28.7 million for the six months ended October 28, 2006. The net cash used in financing activities during the first six months of fiscal 2008 and fiscal 2007 reflected the repurchase of 1.3 million shares of our common stock at a net cost of $44.9 million, and 1.1 million shares of our common stock at a net cost of $36.5 million, respectively. Since the beginning of fiscal 2007, we have repurchased 3.4 million shares at a net cost of $121.4 million. The decrease in the number of our weighted average common shares outstanding effected by share repurchases has had and will continue to have a positive impact on our earnings per share computations as compared to prior periods. See Part II, Item 2, Issuer Purchases of Equity Securities for additional information regarding share repurchases.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the foreseeable future.

Off Balance Sheet Arrangements

We have an accounts receivable securitization facility. The facility was amended on February 1, 2007 to extend its expiration to January 31, 2008 and it may be extended further with the financial institution’s consent. In addition, the facility was amended to permit advances up to $175.0 million from July 1 through November 30 of each year, and advances up to $75.0 million from December 1 through June 30 of each year. We entered into the facility for the purpose of reducing our variable rate interest expense. At October 27, 2007, $50.0 million was advanced for accounts receivables sold under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from our condensed consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the first six months of fiscal 2008 and fiscal 2007 were $3.7 and $3.6, respectively. These costs are included in other expenses in our condensed consolidated statements of operations.

Fluctuations in Quarterly Results of Operations

Our business is subject to seasonal fluctuations. Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in our costs for the products sold, the mix of products sold and general economic conditions. Moreover, the operating margins of companies we acquire may differ substantially from our own, which could contribute to further fluctuation in quarterly operating results. Therefore, results for any fiscal quarter are not indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year.

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

ITEM 2.	Issuer Purchases of Equity Securities

Share Repurchase Program

For the three months ended October 27, 2007	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal August	290,400	$35.86	290,400	$18,597,000
Fiscal September	518,796	35.68	518,796	89,000
Fiscal October	—	—	—	89,000

Total	809,196	$35.74	809,196	89,000

On June 5, 2007 School Specialty, Inc. announced that its Board of Directors approved a new share repurchase program which gives School Specialty the ability to purchase up to $45.0 million of its issued and outstanding common stock. Purchases under this program may be made from time to time in open market or privately negotiated transactions. The Company repurchased a total of 1,254,681 shares during the first six months of fiscal 2008 at a purchase price of $44.9 million.

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

Common stock acquired through the share repurchase programs is available for general corporate purposes and is reflected as Treasury Stock in the accompanying consolidated balance sheets. As of October 27, 2007 the Company has repurchased 3,380,802 shares at a purchase price of $121.4 million since June 15, 2006.

ITEM 6.	Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

12/3/07	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
Chief Executive Officer
(Principal Executive Officer)

12/3/07	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Vice President and Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Interim Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Interim Chief Financial Officer.