Form 10-Q
period 2008-01-26
SCHOOL SPECIALTY INC
filed 2008-02-29
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2008.

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

Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2008
Common Stock, $0.001 par value	19,814,733

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2008

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	January 26, 2008	April 28, 2007	January 27, 2007
	(unaudited)	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,684	$2,386	$1,541
Accounts receivable, less allowance for doubtful accounts of $5,265, $4,801 and $3,772, respectively	93,770	65,900	70,831
Inventories	146,500	177,319	137,137
Deferred catalog costs	17,745	14,848	14,159
Prepaid expenses and other current assets	20,907	18,398	24,832
Deferred taxes	10,457	10,201	7,126

Total current assets	291,063	289,052	255,626
Property, plant and equipment, net	76,517	77,345	78,774
Goodwill	544,552	534,488	545,458
Intangible assets, net	179,001	183,660	196,326
Development costs and other	26,512	26,334	33,627

Total assets	$1,117,645	$1,110,879	$1,109,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$133,622	$133,590	$133,579
Accounts payable	47,920	77,794	50,086
Accrued income taxes	11,539	—	8,593
Accrued compensation	17,288	14,709	16,734
Deferred revenue	5,774	5,464	5,216
Other accrued liabilities	31,670	23,392	24,044

Total current liabilities	247,813	254,949	238,252
Long-term debt - less current maturities	281,767	293,139	279,590
Deferred taxes	58,505	50,101	56,404
Other liabilities	850	145	145

Total liabilities	588,935	598,334	574,391

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 23,629,635, 23,310,461 and 23,266,961 shares issued, respectively	24	23	23
Capital paid-in excess of par value	378,794	367,068	364,408
Treasury stock, at cost - 3,814,902, 2,126,121 and 2,126,121 shares, respectively	(136,761)	(76,508)	(76,508)
Accumulated other comprehensive income	26,341	17,763	14,098
Retained earnings	260,312	204,199	233,399

Total shareholders’ equity	528,710	512,545	535,420

Total liabilities and shareholders’ equity	$1,117,645	$1,110,879	$1,109,811

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Revenues	$134,839	$128,816	$914,271	$877,112
Cost of revenues	83,151	77,960	521,674	503,524

Gross profit	51,688	50,856	392,597	373,588
Selling, general and administrative expenses	76,559	71,581	276,415	268,310

Operating income (loss)	(24,871)	(20,725)	116,182	105,278

Other (income) expense:
Interest expense	4,524	5,024	14,811	16,800
Interest income	(9)	(14)	(23)	(72)
Other	1,629	1,688	5,345	5,248

Income (loss) before provision for income taxes	(31,015)	(27,423)	96,049	83,302
Provision for (benefit from) income taxes	(11,973)	(10,517)	37,555	32,819

Earnings (loss) from continuing operations	(19,042)	(16,906)	58,494	50,483

Earnings (loss) from operations of discontinued School Specialty Media business unit, net of income taxes	(1,220)	(1,917)	(1,881)	(3,237)

Net income (loss)	$(20,262)	$(18,823)	$56,613	$47,246

Weighted average shares outstanding:
Basic	20,010	21,274	20,526	22,105
Diluted	20,010	21,274	21,055	22,787

Basic earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$(0.95)	$(0.79)	$2.85	$2.28
Earnings (loss) from discontinued operations	(0.06)	(0.09)	(0.09)	(0.14)

Total	$(1.01)	$(0.88)	$2.76	$2.14

Diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$(0.95)	$(0.79)	$2.78	$2.22
Earnings (loss) from discontinued operations	(0.06)	(0.09)	(0.09)	(0.15)

Total	$(1.01)	$(0.88)	$2.69	$2.07

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Nine Months Ended
	January 26, 2008	January 27, 2007
Cash flows from operating activities:
Net income	$56,613	$47,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	18,892	19,262
Amortization of development costs	7,217	5,192
Amortization of debt fees and other	1,521	928
Share-based compensation expense	4,230	3,259
Deferred taxes	8,148	7,748
Loss on disposal of property, plant and equipment	31	290
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Change in amounts sold under receivables securitization, net	—	—
Accounts receivable	(26,712)	(10,415)
Inventories	31,271	19,689
Deferred catalog costs	(2,897)	6,980
Prepaid expenses and other current assets	(2,454)	2,970
Accounts payable	(29,975)	(24,353)
Accrued liabilities	24,186	19,793

Net cash provided by operating activities	90,071	98,589

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(5,753)	—
Additions to property, plant and equipment	(12,218)	(14,788)
Investment in intangible and other assets	—	(202)
Investment in product development costs	(7,955)	(7,167)
Proceeds from disposal of property, plant and equipment	375	1,011

Net cash used in investing activities	(25,551)	(21,146)

Cash flows from financing activities:
Proceeds from convertible debt offering	—	200,000
Proceeds from bank borrowings	533,000	964,900
Repayment of debt and capital leases	(544,340)	(1,168,938)
Purchase of treasury stock	(60,253)	(76,508)
Proceeds from exercise of stock options	5,519	6,502
Excess income tax benefit from exercise of stock options	852	1,005
Payment of debt fees and other	—	(5,266)

Net cash used in financing activities	(65,222)	(78,305)

Net decrease in cash and cash equivalents	(702)	(862)
Cash and cash equivalents, beginning of period	2,386	2,403

Cash and cash equivalents, end of period	$1,684	$1,541

Supplemental disclosures of cash flow information:
Interest paid	$15,865	$13,238
Income taxes paid	$12,904	$11,186

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

Amounts previously reported in Note 13 – Segment Information, under the caption Identifiable Assets, have been reclassified to conform to the current year presentation which reflects substantially all accounts receivable as segment assets rather than corporate assets. In addition, all income and expense items previously reported have been restated to conform to the presentation of Continuing Operations, based on the classification of School Specialty Media (“SSM”) as a Discontinued Operation. See Note 5.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. SFAS No. 141(R) will be effective for the Company at the beginning of fiscal 2010 (April 26, 2009). The Company is currently evaluating the requirements of SFAS No. 141(R) and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 will be effective for the Company at the beginning of fiscal 2010 (April 26, 2009). The Company is currently evaluating the requirements of SFAS No. 160 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity is engaged. SFAS No. 157 will be effective for the Company at the beginning of fiscal 2009 (April 27, 2008), although early adoption is permitted. The Company is currently evaluating the financial statement impact, if any, of adopting SFAS No. 157.

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

NOTE 4 – ACQUISITION

During the third quarter of fiscal 2008, the Company completed the acquisition of Sitton Spelling (“Sitton”) from Egger Publishing, Inc. for an all-cash, aggregate purchase price of $5.8 million. Sitton offers spelling and word skills programs to help educators in the area of reading intervention. Sitton also has professional development programs for educators through nationwide seminars conducted by independent trainers. This business will be integrated into the Company’s Educator’s Publishing Service business within the Specialty segment. Net assets acquired included $253 of current assets, $1,000 of capitalized product development costs, $1,600 of amortizable intangible assets and $2,897 of goodwill, all of which are deductible for tax purposes. The results of Sitton have been included in the accompanying condensed consolidated financial statements since the date of acquisition and would not have had a material effect on the Company’s overall performance on a pro forma basis and did not have a material effect on the Company’s third quarter fiscal 2008 performance.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 5 – DISCONTINUED OPERATION

On April 12, 2007, the Company’s Board of Directors authorized the Company’s management to proceed with the sale and ultimate disposition of the Company’s SSM business unit, which was previously reported as a component of the Specialty segment. Based upon this action, the Company recorded an asset impairment charge during the fourth quarter of fiscal 2007 of $29,000. The charge included the write-off of SSM’s goodwill of $13,051 and intangible assets of $10,410. In addition, the Company wrote down the carrying value of SSM’s product development costs by $3,639 and other assets by $1,900. The Company also recorded a $26,600 impairment charge related to SSM in the fourth quarter of fiscal 2006 at the initial onset of deteriorating financial performance and revised expected future results of the business unit. The $26,600 charge included the write-off of goodwill of $25,600 and a reduction in the carrying value of product development costs of $1,000. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reflected the impairment charges and operations related to SSM as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The accompanying condensed consolidated balance sheets include the following assets and liabilities of SSM at January 26, 2008, April 28, 2007 and January 27, 2007:

	January 26, 2008	April 28, 2007	January 26, 2007
Accounts receivable	$1,850	$3,174	$2,260
Inventory	5,546	6,109	6,743
Prepaid catalog and other current assets	4,091	3,402	3,479
Property, plant and equipment, net	206	185	432
Goodwill and other intangible assets, net	—	—	23,625
Product development costs	3,959	2,839	6,772

Total assets	$15,652	$15,709	$43,311

Total current liabilities	$904	$772	$965

The following table illustrates the amounts of revenues and earnings (losses) reported in discontinued operations in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Revenues	$2,726	$3,256	$13,093	$19,031

Earnings (loss) from discontinued operations before income taxes	(1,984)	(3,116)	(3,058)	(5,263)
Provision for (benefit from) income taxes	(764)	(1,199)	(1,177)	(2,026)

Earnings (loss) from discontinued operations, net of income taxes	$(1,220)	$(1,917)	$(1,881)	$(3,237)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 6 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders' equity during the nine months ended January 26, 2008 were as follows:

Shareholders’ equity balance at April 28, 2007	$512,545
Adoption of FIN 48 impact on beginning retained earnings	(500)
Net income	56,613
Share-based compensation	4,230
Issuance of common stock in conjunction with stock option exercises	5,519
Tax benefit on option exercises	1,978
Purchase of treasury shares	(60,253)
Foreign currency translation adjustment	8,578

Shareholders’ equity balance at January 26, 2008	$528,710

Comprehensive income for the periods presented in the condensed consolidated statement of operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Net income	$(20,262)	$(18,823)	$56,613	$47,246
Foreign currency translation adjustment	(3,174)	3,665	8,578	(594)

Total comprehensive income	$(23,436)	$(15,158)	$65,191	$46,652

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 7 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended January 26, 2008:
Basic and diluted EPS	$(20,262)	20,010	$(1.01)

Three months ended January 27, 2007:
Basic and diluted EPS	$(18,823)	21,274	$(0.88)

During the three months end January 26, 2008 and January 27, 2007, respectively, the Company had a weighted average of 2,709 and 2,742 stock options outstanding that were not included in the computation of diluted earnings per share as the Company incurred net losses during those periods, and therefore their effect would be anti-dilutive.

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Nine months ended January 26, 2008:
Basic EPS	$56,613	20,526	$2.76

Effect of dilutive stock options	—	529

Diluted EPS	$56,613	21,055	$2.69

Nine months ended January 27, 2007:
Basic EPS	$47,246	22,105	$2.14

Effect of dilutive stock options	—	682

Diluted EPS	$47,246	22,787	$2.07

The Company had a weighted average of 1,255 and 862 additional stock options outstanding during the nine months ended January 26, 2008 and the nine months ended January 27, 2007, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive primarily as a result of the exercise price exceeding the average market price of the Company’s common stock during those periods.

NOTE 8 – SHARE-BASED COMPENSATION EXPENSE

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

A summary of option activity during the nine months ended January 26, 2008 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 28, 2007	2,990	$25.62	1,975	$20.00
Granted	97	35.88
Exercised	(319)	17.29
Canceled	(72)	36.25

Balance at January 26, 2008	2,696	$26.69	1,873	$22.15

The following table details supplemental information regarding stock options outstanding at January 26, 2008:

	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Options outstanding	4.55 years	$21,920
Options vested and expected to vest	4.39 years	21,908
Options exercisable	2.78 years	21,831

Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. The Company has historically issued new shares of common stock to settle shares due upon option exercise. For the three and nine months ended January 26, 2008, approximately 40 and 319 new shares, respectively, were issued upon the exercise of stock options.

During the first nine months of 2008, the Company granted 73 non-vested stock unit (“NSU”) awards to certain members of the Company’s management, which were subject to shareholder approval of the amended and restated 2002 Plan. The NSUs are performance-based and vest at the end of a three-year cycle and will result in a payment if targeted metrics are achieved at a threshold level or above. The NSUs will be paid in Company common stock with payouts ranging from 80% of the target number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The approximate fair value of awards granted during the nine months ended January 26, 2008 is $2,646 provided the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to NSU awards ratably over the vesting period adjusted for changes in the expected level of performance on a cumulative basis in the period such determination is made. During the three and nine months ended January 26, 2008, the Company recognized $221 ($135, net of tax) and $662 ($405, net of tax), respectively, of expense related to NSU awards.

The Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective application transition method effective with the beginning of fiscal 2007.

During the three months ended January 26, 2008 and January 27, 2007, the Company recognized $1,386 ($1,165 related to stock options and $221 related to NSU awards) and $904 (entirely related to stock options), respectively, in share-based compensation expense which is reflected in selling, general and administrative expenses in the accompanying condensed statements of operations. During the nine months ended January 26, 2008 and January 27, 2007, the Company recognized $4,230 ($3,568 related to stock

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

options and $662 related to NSU awards) and $3,259 (entirely related to stock options), respectively, in share-based compensation expense which is reflected in selling, general and administrative expenses in the statement of operations. The income tax benefit recognized related to share-based compensation expense was $453 and $1,366 for the three and nine months ended January 26, 2008, respectively, and $222 and $833 for the three and nine months ended January 27, 2007, respectively.

As of January 26, 2008, total unrecognized share-based compensation expense related to stock options was $9,452, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.46 years.

The weighted average fair value of options granted during the three months ended January 26, 2008 and January 27, 2007 was $12.24 and $14.61, and $13.09 and $13.84 for the nine months ending January 26, 2008 and January 27, 2007, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Average-risk free interest rate	3.55%	4.44%	4.67%	4.82%
Expected dividend yield	—	—	—	—
Expected volatility	29.05%	33.00%	29.33%	34.16%
Expected term	5.5 years	5.5 years	5.5 years	5.5 years

	For the Three Months Ended		For the Nine Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Total intrinsic value of stock options exercised	$770	$3,437	$5,962	$4,724
Cash received from stock option exercises	$679	$3,977	$5,519	$6,502
Income tax benefit from the exercise of stock options	$299	$1,393	$1,979	$1,782

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

January 26, 2008	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,267	$(12,820)	$23,447
Publishing rights (15 to 25 years)	106,510	(12,004)	94,506
Non-compete agreements (3.5 to 10 years)	8,734	(5,530)	3,204
Tradenames and trademarks (10 to 30 years)	3,034	(479)	2,555
Order backlog and other (less than 1 to 13 years)	3,701	(1,809)	1,892

Total amortizable intangible assets	158,246	(32,642)	125,604

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$211,643	$(32,642)	$179,001

April 28, 2007	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,014	$(11,012)	$25,002
Publishing rights (15 to 25 years)	105,010	(8,519)	96,491
Non-compete agreements (3.5 to 10 years)	8,576	(4,728)	3,848
Tradenames and trademarks (10 to 30 years)	3,034	(360)	2,674
Order backlog and other (less than 1 to 13 years)	3,666	(1,418)	2,248

Total amortizable intangible assets	156,300	(26,037)	130,263

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$209,697	$(26,037)	$183,660

January 27, 2007	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$39,379	$(11,234)	$28,145
Publishing rights (15 to 25 years)	105,010	(7,365)	97,645
Non-compete agreements (3.5 to 10 years)	8,678	(4,554)	4,124
Copyrighted materials (23 years)	7,100	(746)	6,354
Tradenames and trademarks (10 to 30 years)	4,434	(467)	3,967
Order backlog and other (less than 1 to 13 years)	3,666	(1,287)	2,379

Total amortizable intangible assets	168,267	(25,653)	142,614

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	41,012	—	41,012

Total non-amortizable intangible assets	53,712	—	53,712

Total intangible assets	$221,979	$(25,653)	$196,326

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

Intangible amortization expense included in selling, general and administrative expense for the three months ended January 26, 2008 and January 27, 2007 was $2,164 and $2,189, respectively, and $6,489 and $7,128 for the nine months ended January 26, 2008 and January 27, 2007, respectively.

Intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2008 is estimated to be:

Fiscal 2008 (three months remaining)	$2,173
Fiscal 2009	8,451
Fiscal 2010	8,348
Fiscal 2011	8,035
Fiscal 2012	7,856
Fiscal 2013	7,453

The following information presents changes to goodwill during the period beginning January 27, 2007 through January 26, 2008:

Segment	Balance at January 27, 2007	Fiscal 2007 Acquisitions	Adjustments	Balance at April 28, 2007	Fiscal 2008 Acquisitions	Adjustments	Balance at January 26, 2008
Specialty	$380,315	$—	$(10,970)	$369,345	$2,897	$7,167	$379,409
Essentials	165,143	—	—	165,143	—	—	165,143

Total	$545,458	$—	$(10,970)	$534,488	$2,897	$7,167	$544,552

The Specialty segment adjustments during the period January 27, 2007 to April 28, 2007 of $(10,970) are comprised of $(13,051) of impairment charges related to the School Specialty Media business unit, $(1,052) of purchase price adjustments for the finalization of the valuation of assets and liabilities acquired in the August 2005 acquisition of Delta Education LLC, and $3,133 of foreign currency translation adjustments.

The amount recorded for fiscal 2008 acquisitions within the Specialty segment relates to the initial valuation of the purchase price paid in excess of the fair value of net assets acquired in the acquisition of Sitton. See Note 4.

The Specialty segment adjustments during the nine months ended January 26, 2008 of $7,167 are comprised entirely of foreign currency translation adjustments.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	January 26, 2008	April 28, 2007	January 27, 2007
Land	$502	$502	$502
Projects in progress	3,177	3,976	3,691
Buildings and leasehold improvements	33,597	33,182	33,252
Furniture, fixtures and other	93,050	81,541	79,665
Machinery and warehouse equipment	44,066	44,371	44,502

Total property, plant and equipment	174,392	163,572	161,612
Less: Accumulated depreciation	(97,875)	(86,227)	(82,838)

Net property, plant and equipment	$76,517	$77,345	$78,774

Depreciation expense for the three months ended January 26, 2008 and January 27, 2007 was $4,247 and $4,046, respectively, and $12,402 and $11,634 for the nine months ended January 26, 2008 and January 27, 2007, respectively.

NOTE 11 – DEBT

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement that matures on February 1, 2011 and provides for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also pays a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at January 26, 2008. The effective interest rate under the credit facility for the third quarter of fiscal 2008 was 9.06%, which includes amortization of the loan origination fees of $78 and commitment fees on unborrowed funds of $181. The effective interest rate under the credit facility for the third quarter of fiscal 2007 was 8.17%, which includes amortization of the loan origination fees of $64 and commitment fees on unborrowed funds of $185. As of January 26, 2008, $66,600 was outstanding on the revolving loan, and no borrowings were made or outstanding on the term loan during the first nine months of fiscal 2008.

During 2003, the Company sold an aggregate principal amount of $133,000 of convertible subordinated notes due in 2023. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. The notes carry an annual interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company will make additional payments of interest commencing August 1, 2008. The notes became convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share during fiscal 2006 and are recorded as a current liability. Holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of January 26, 2008. The notes can be redeemed at the option of the Company no earlier than August 7, 2008.

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

NOTE 12 – SECURITIZATION OF ACCOUNTS RECEIVABLE

The Company and certain of its U.S. subsidiaries entered into an agreement (the “Receivables Facility”) in November 2000 with a financial institution whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed New School, Inc. (“NSI”), a wholly-owned, special purpose, bankruptcy-remote subsidiary. As such, the assets of NSI will be available first and foremost to satisfy the claims of the creditors of NSI. NSI was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. NSI does not meet the conditions of a qualifying Special Purpose Entity and therefore the results of NSI have been included in the Company’s consolidated results for financial reporting purposes. Under the Receivables Facility, the Company and certain subsidiaries transfer without recourse all their accounts receivables to NSI. NSI, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. The Receivables Facility has been amended to extend its expiration to January 28, 2009 and it may be extended further with the financial institution’s consent. In addition, the facility was amended to permit advances up to $175,000 from July 1 through November 30 of each year, and advances up to $75,000 from December 1 through June 30 of each year. The Company’s retained interests in the receivables sold are recorded at fair value, which approximates cost, due to the short-term nature of the receivables sold.

This two-step transaction is accounted for as a sale of receivables under the provision of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. At January 26, 2008, April 28, 2007, and January 27, 2007, respectively, $50,000 was advanced for accounts receivables sold under the accounts receivable securitization and, accordingly, that amount of accounts receivable has been removed from our condensed consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $1,629 and $1,687 for the three months ended January 26, 2008 and January 27, 2007, respectively, and $5,345 and $5,257 for the nine months ended January 26, 2008 and January 27, 2007, respectively, and are included in other expenses in the accompanying condensed consolidated statement of operations. Supplemental information related to the accounts receivable securitization transactions is provided below. Proceeds under accounts receivable securitization and collections as servicer of receivables sold have been netted in the accompanying condensed consolidated statements of cash flows under the caption, “Change in amounts sold under receivables securitization, net.”

	Nine Months Ended
	January 26, 2008	January 27, 2007
Proceeds under accounts receivable securitization	$476,929	$525,100
Collections as servicer of receivables sold	(476,929)	(525,100)

Retained interest in accounts receivable at end of period	$93,747	$71,740
Cash flows from retained interests	423,426	359,921

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 13 – SEGMENT INFORMATION

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Revenues:
Specialty	$80,534	$74,938	$545,416	$487,617
Essentials	57,540	56,679	383,800	403,602
Corporate and intercompany eliminations	(3,235)	(2,801)	(14,945)	(14,107)

Total	$134,839	$128,816	$914,271	$877,112

Operating income (loss) and income before provision for income taxes:
Specialty	$(9,616)	$(9,838)	$108,416	$82,548
Essentials	(3,906)	(2,877)	41,636	46,746
Corporate and intercompany eliminations	(11,349)	(8,010)	(33,870)	(24,016)

Operating income (loss)	(24,871)	(20,725)	116,182	105,278
Interest expense and other	6,144	6,698	20,133	21,976

Income (loss) before provision for income taxes	$(31,015)	$(27,423)	$96,049	$83,302

			January 26, 2008	January 27, 2007
Identifiable assets (as of quarter end):
Specialty			$782,675	$756,470
Essentials			285,301	271,588
Corporate and intercompany eliminations			34,016	38,442

Total assets of continuing segments			1,101,992	1,066,500
Discontinued operations			15,653	43,311

Total			$1,117,645	$1,109,811

	Three Months Ended		Nine Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Depreciation and amortization of intangible assets and development costs:
Specialty	$4,093	$4,308	$15,462	$14,562
Essentials	776	847	2,340	2,540
Corporate	2,282	1,809	6,342	4,745

Total continuing segments	7,151	6,964	24,144	21,847
Discontinued operations	728	935	1,965	2,607

Total	$7,879	$7,899	$26,109	$24,454

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Specialty	$2,281	$1,835	$6,547	$6,385
Essentials	152	9	190	17
Corporate	3,843	3,276	10,161	14,124

Total continuing segments	6,276	5,120	16,898	20,526
Discontinued operations	923	1,073	3,274	1,631

Total	$7,199	$6,193	$20,172	$22,157

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Our business is subject to seasonal fluctuations. Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Due to variations in the timing of shipments within this season primarily as a result of changes or delays in school start dates, the Company views a year-over-year comparison of the first nine months of the fiscal year to be a more meaningful analysis than year-over-year comparative results for quarterly periods on an individual basis.

During the first nine months of fiscal 2008, revenues increased 4.2% over the first nine months of fiscal 2007, and gross margin improved 30 basis points. These improvements are primarily related to strong revenues from state adoptions of our science curriculums and growth within the Specialty segment, offset by a decline in revenues within the Essentials segment which was mostly attributable to a reduction in revenue from reconstruction of schools in Louisiana, the elimination of a catalog and the decision to not pursue low-margin bid business. The increased concentration of revenues coming from the Specialty segment, which provides higher margin producing proprietary products, resulted in the increase in overall gross margin percentage.

Selling, general and administrative expenses (“SG&A”) decreased 40 basis points as a percent of revenues in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. This decrease was partially a result of a larger revenue base. In addition, SG&A has been controlled through supply-chain efficiencies and other cost containment efforts, despite additional spending related to initial redundancy and ongoing support of the second phase of our business system conversion that occurred in the third quarter, and increased variable performance-based compensation.

Operating income increased 10.4% and earnings from continuing operations increased 15.9% in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007.

During the third quarter of fiscal 2008, the Company completed the acquisition of Sitton Spelling (“Sitton”) from Egger Publishing, Inc. for an all-cash, aggregate purchase price of $5.8 million. Sitton offers spelling and word skills programs to help educators in the area of reading intervention. Sitton also has professional development programs for educators through nationwide seminars conducted by independent trainers. This business will be integrated into the Company’s Educator’s Publishing Service business within the Specialty segment. The results of Sitton have been included in the accompanying condensed consolidated financial statements since the date of acquisition and would not have had a material effect on the Company’s overall performance on a pro forma basis and did not have a material effect on the Company’s third quarter fiscal 2008 performance.

During the fourth quarter of fiscal 2007, the Company’s Board of Directors authorized the sale and ultimate disposition of the School Specialty Media (“SSM”) business unit. The Company has classified SSM as a discontinued operation in the accompanying condensed consolidated statements of operations and in this discussion of results of operations for all periods presented. Net income for the first nine months of fiscal 2008 increased 19.8%, and includes a net of tax loss of $1.9 million in the first nine months of fiscal 2008 as compared to net of tax loss of $3.2 million in the first nine months of fiscal 2007 from the operations of SSM.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues for the three and nine months ended January 26, 2008 and January 27, 2007:

	Three Months Ended		Nine Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.7	60.5	57.1	57.4

Gross profit	38.3	39.5	42.9	42.6
Selling, general and administrative expenses	56.8	55.6	30.2	30.6

Operating income (loss)	(18.5)	(16.1)	12.7	12.0
Interest expense, net	3.3	3.9	1.6	1.9
Other expense	1.2	1.3	0.6	0.6

Income (loss) before provision for income taxes	(23.0)	(21.3)	10.5	9.5
Provision for (benefit from) income taxes	(8.9)	(8.2)	4.1	3.7

Earnings (loss) from continuing operations	(14.1)%	(13.1)%	6.4%	5.8%

Three months Ended January 26, 2008 Compared to Three months Ended January 27, 2007

Revenues

Revenues increased 4.7% from $128.8 million for the three months ended January 27, 2007 to $134.8 million for the three months ended January 26, 2008. Specialty segment revenues increased 7.5% from $74.9 million for the three months ended January 27, 2007 (which includes $2.8 million of intersegment revenues) to $80.5 million for the three months ended January 26, 2008 (which includes $3.2 million of intersegment revenues). The growth in Specialty segment revenues was primarily related to revenue from state adoptions of the Company’s science curriculum offerings of approximately $3 million in the quarter, along with approximately 8% revenue growth in other core Specialty offerings, offset by a continued decline in mass-merchant retail sales. Essentials segment revenues, which are comprised solely of third-party revenues, increased 1.5% from $56.7 million for the three months ended January 27, 2007 to $57.5 million for the three months ended January 26, 2008 primarily as a result of the furniture business, with revenues derived from consumables flat to the prior year.

Gross Profit

Gross profit increased 1.6% from $50.9 million for the three months ended January 27, 2007 to $51.7 million for the three months ended January 26, 2008. The increase in gross profit was due primarily to the 4.7% increase in revenues along with a shift in revenue mix towards the higher margin Specialty segment. The Specialty segment comprised 57.3% (net of intersegment revenues) of total revenues for the three months ended January 26, 2008, versus 56.0% (net of intersegment revenues) of total revenues for the three months ended January 27, 2007.

Gross margin decreased 120 basis points from 39.5% for the three months ended January 27, 2007 to 38.3% for the three months ended January 26, 2008 as a result of lower gross margins within both segments.

Specialty segment gross profit increased $1.9 million from $34.0 million for the three months ended January 27, 2007 to $35.9 million for the three months ended January 26, 2008 and gross margin decreased from 45.3% to 44.6%. This increase in gross profit was related to the increased revenues offset by the 70 basis point decline in gross margin, which was primarily attributable to a $0.6 million inventory charge related to the Company’s decision to terminate an unfavorable distribution agreement.

Essentials segment gross profit decreased $0.6 million from $17.1 million for the three months ended January 27, 2007 to $16.5 million for the three months ended January 27, 2007 and gross margin declined 150 basis points from 30.2% to 28.7%. The decline in gross margin was primarily driven by a shift in revenue mix towards historically lower margin producing furniture projects.

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

As a percent of revenue, SG&A increased 120 basis points from 55.6% of revenues for the three months ended January 27, 2007 to 56.8% of revenues for the three months ended January 26, 2008. SG&A increased $5.0 million to $76.6 million in the third quarter of fiscal 2008 from $71.6 million in the third quarter of fiscal 2007.

SG&A attributable to the combined Specialty and Essentials segments increased approximately $2.1 million in support of increased revenues and also as a result of costs incurred for transactional support of the business system conversion. Corporate SG&A increased approximately $2.8 million. The increase in Corporate SG&A was due to an anticipated increase in redundancy and ongoing costs to support the business system conversion along with an increase in variable performance-based compensation.

Specialty segment SG&A increased $1.7 million from $43.8 million for the three months ended January 27, 2007 to $45.5 million for the three months ended January 26, 2008, and decreased 200 basis points as a percent of revenues from 58.5% to 56.5% over this same period.

Essentials segment SG&A increased $0.4 million from $20.0 million for the three months ended January 27, 2007 to $20.4 million for the three months ended January 26, 2008, and increased 20 basis points as a percent of revenues from 35.3% to 35.5% over this same period.

Interest Expense

Net interest expense decreased $0.5 million from $5.0 million for the three months ended January 27, 2007 to $4.5 million for the three months ended January 26, 2008. The decrease in interest expense was primarily due to an overall reduction in the Company’s effective borrowing rate as a result of the $200 million convertible debenture offering in the third quarter of fiscal 2007 at an interest rate of 3.75% and a general interest rate reduction on other variable rate debt as compared to the prior year. Average outstanding debt balances were down slightly from the prior year primarily as a result of cash provided by operations over the past twelve months offset by funding of the Company’s share repurchases made over the past twelve months.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, decreased $0.1 million to $1.6 million for the third quarter of fiscal 2008 due to an insignificant reduction in the average amount of receivables securitized during the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2008.

Provision for (Benefit from) Income Taxes

Benefit from income taxes increased $1.5 million from a benefit of $10.5 million for the three months ended January 27, 2007 to a benefit of $12.0 million for the three months ended January 26, 2008 primarily due to an increased pre-tax loss for the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. The effective income tax rate increased to 38.6% for the three months ended January 26, 2008 from 38.4% for the three months ended January 27, 2007.

The effective income tax rate exceeds the federal statutory rate of 35% primarily due to the impact of state income taxes and foreign income which is taxed at a higher rate.

Nine Months Ended January 26, 2008 Compared to Nine Months Ended January 27, 2007

Revenues

Revenues increased 4.7% from $877.1 million for the nine months ended January 27, 2007 to $914.3 million for the nine months ended January 26, 2008. The increase in revenues was from growth in the Specialty segment which was offset to some extent by a revenue decline in the Essentials segment.

Specialty segment revenues increased 11.9% from $487.6 million (which includes $14.1 million of intersegment revenues) to $545.4 million (which includes $14.9 million of intersegment revenues). The growth in Specialty segment revenues was primarily related to approximately $46 million of revenue from state adoptions of the Company’s science curriculums and 5% revenue growth in the other core Specialty businesses, partially offset by an approximate $10 million decline in the mass-merchant retail business.

Essentials segment revenues (which are comprised solely of third-party revenues) decreased 4.9% from $403.6 million for the nine months ended January 27, 2007 to $383.8 million for the nine months ended January 26, 2008. The decrease primarily was attributable to a decline in the activity in Louisiana related to school rebuilding projects following Hurricane Katrina, the decision to not pursue low-margin bid business, and the decision to eliminate an unproductive catalog.

Gross Profit

Gross profit increased 5.1% from $373.6 million for the nine months ended January 27, 2007 to $392.6 million for the nine months ended January 26, 2008. Gross margin improved 30 basis points from 42.6% for the nine months ended January 27, 2007 to 42.9% for the nine months ended January 27, 2007. The increase in gross profit was due to the increase in revenues. The improved gross margins related to a shift in the product mix towards the Specialty segment. Specialty segment revenues accounted for 58.0% (net of intersegment revenues) in the first nine months of fiscal 2008, up from 54.0% (net of intersegment revenues) for the first nine months of fiscal 2007.

Specialty segment gross profit increased $28.4 million from $245.1 million for the nine months ended January 27, 2007 to $273.5 million for the nine months ended January 26, 2008 due to the incremental revenues. Gross margins were down 20 basis points from 50.3% for the nine months ended January 27, 2007 to 50.1% for the nine months ended January 26, 2008, as a result of product mix and inventory rationalization.

Gross profit of the Essentials segment declined $7.9 million from $129.2 million for the first nine months of fiscal 2007 to $121.3 million for the first nine months of fiscal 2008. This decrease was attributable primarily to the decline in revenues along with a decrease in gross margin. Gross margin for the Essentials segment was down 40 basis points from 32.0% for the nine months ended January 27, 2007 to 31.6% for the nine months ended January 26, 2008. The decrease in gross margin was primarily driven by product mix within the Essentials segment as the revenue from direct shipments, which carry a lower gross margin than products fulfilled through the Company’s distribution centers, comprised a higher percentage of the total Essentials segment revenues for the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007.

Selling, General and Administrative Expenses

SG&A decreased 40 basis points, as a percent of revenues, from $268.3 million or 30.6% of revenues for the nine months ended January 27, 2007 to $276.4 million or 30.2% of revenues for the nine months ended January 26, 2008. SG&A associated with the Specialty and Essentials segment decreased a combined $0.2 million and Corporate SG&A increased $8.3 million. The increase in Corporate SG&A was due to increased depreciation and information technology infrastructure costs as a result of the Company’s business system conversion, additional costs directed toward the Company’s direct marketing and product management initiatives and increased performance-based compensation over the prior year.

Specialty segment SG&A increased $2.6 million from $162.5 million for the nine months ended January 27, 2007 to $165.1 million for the nine months ended January 26, 2008. This increase was due to additional variable costs such as fulfillment, freight and other selling costs associated with the incremental Specialty segment revenues. SG&A decreased 300 basis points as of percent of revenues from 33.3% to 30.3%. This decrease was primarily attributable to supply chain efficiencies and reduced catalog costs, along with fixed SG&A being absorbed by a larger revenue base.

Essentials segment SG&A decreased $2.8 million from $82.4 million for the nine months ended January 27, 2007 to $79.6 million for the nine months ended January 26, 2008. This decrease was primarily due to decreased supply chain expenses consistent with decreased revenues, as well as supply chain efficiencies. SG&A as a percent of revenues increased 30 basis points to 20.7% for the nine months ended January 26, 2008 as compared to the nine months ended January 27, 2007. This increase is a result of fixed SG&A costs being absorbed by a smaller revenue base.

Interest Expense

Net interest expense decreased $2.0 million from $16.8 million to $14.8 million. The decrease in interest expense was primarily due to an overall reduction in the Company’s effective borrowing rate as a result of the $200 million convertible debenture offering in the third quarter of fiscal 2007 at an interest rate of 3.75% and a general reduction in rates on the Company’s other variable rate debt as compared to the prior year, offset by a $14 million increase in average outstanding borrowings during the nine months ended January 26, 2008 as compared to the nine months ended January 27, 2007. The modest increase in average outstanding borrowings in the current year has resulted to support an increase in working capital and to fund share repurchases made by the Company over the past twelve months, largely offset by cash provided by operating activities.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $5.3 million in the first nine months of fiscal 2008, compared to $5.2 million in the comparable period of 2007 as the average amount of receivables under securitization was comparable for both periods.

Provision for Income Taxes

Provision for income taxes increased $4.8 million due to increased pre-tax income. The effective income tax rate decreased 30 basis points from 39.4% for the nine months ended January 27, 2007 to 39.1% for the nine months ended January 26, 2008. The decrease in the effective income tax rate over the prior year is a result of the tax treatment of donations of inventory made by the Company to qualifying organizations. Such donation activity has increased over the prior year period.

The effective income tax rate of 39.1% exceeds the federal statutory rate of 35% primarily due to the impact of state income taxes and foreign income that is taxed at higher rates than domestic income.

Liquidity and Capital Resources

At January 26, 2008, we had working capital of $43.3 million. Our capitalization at January 26, 2008 was $944.1 million and consisted of debt of $415.4 million and shareholders’ equity of $528.7 million.

Our credit facility matures on February 1, 2011 and provides for $350.0 million of revolving loan availability and $100.0 million incremental term loan availability. The amount outstanding as of January 26, 2008 under the revolving and incremental term loans was $66.6 million and $0, respectively. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. During the first nine months of fiscal 2008, we borrowed under our credit facility primarily to meet seasonal working capital requirements and to fund share repurchases. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital requirements of our peak selling season. As of January 26, 2008, our effective interest rate on borrowings under our credit facility was approximately 4.76%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During the nine months ended January 26, 2008, we paid commitment fees on unborrowed funds under the credit facility of $0.5 million and amortized loan origination fee costs of $0.2 million related to the credit facility. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at January 26, 2008.

Our $133.0 million, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. The notes are recorded as a current liability. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of January 26, 2008.

Net cash provided by operating activities decreased $8.5 million from $98.6 million for the nine months ended January 27, 2007 to $90.1 million for the nine months ended January 26, 2008. The decrease in cash provided by operating activities was primarily related to an approximate $21 million increase in working capital during the nine months ended January 26, 2008 as compared to the change in working capital during the same period in the prior year. This increase in working capital was primarily the result of an increase in accounts receivable related to higher revenue, a longer conversion cycle on sales of our science curriculum products, as well as a normalization of catalog spend as compared to higher levels at the end of fiscal 2006. These working capital increases were offset by a larger comparative decline in inventory levels over those same periods and increased net income during the nine months ended January 26, 2008 compared to the prior year period.

Net cash used in investing activities for the nine months ended January 26, 2008 was $25.6 million as compared to $21.1 million for the nine months ended January 27, 2007. Additions to property, plant and equipment decreased $2.6 million from $14.8 million in fiscal 2007 to $12.2 million in fiscal 2008, primarily as a result of larger initial investment during fiscal 2007 to support the business system conversion along with a general reduction of spending on distribution assets in the current year. In addition, $5.8 million was used to fund the acquisition of Sitton.

Net cash used in financing activities for the nine months ended January 26, 2008 was $65.2 million as compared to $78.3 million for the nine months ended January 27, 2007. The net cash used in financing activities during the first nine months of fiscal 2008 and fiscal 2007 reflected the repurchase of 1.7 million shares of our common stock at a net cost of $60.3 million, and 2.1 million shares of our common stock at a net cost of $76.5 million, respectively. Since the beginning of fiscal 2007, we have repurchased 3.8 million shares at a net cost of $136.8 million. The decrease in the number of our weighted average common shares outstanding effected by share repurchases has had and will continue to have a positive impact on our earnings per share computations as compared to prior periods. See Part II, Item 2, Issuer Purchases of Equity Securities for additional information regarding share repurchases. Additionally, we paid down borrowings by $7.3 million more during the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007, offset by $5.3 million of debt issuance costs paid during the third quarter of fiscal 2007 related to the issuance of the $200 million convertible debentures.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the foreseeable future.

Off Balance Sheet Arrangements

We have an accounts receivable securitization facility. The facility was amended on January 30, 2008 to extend its expiration to January 28, 2009 and it may be extended further with the financial institution’s consent. In addition, the facility was amended to permit advances up to $175.0 million from July 1 through November 30 of each year, and advances up to $75.0 million from December 1 through June 30 of each year. We entered into the facility for the purpose of reducing our variable rate interest expense. At January 26, 2008, $50.0 million was advanced for accounts receivables sold under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from our condensed consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the first nine months of fiscal 2008 and fiscal 2007 were $5.3 million and $5.2 million, respectively. These costs are included in other expenses in our condensed consolidated statements of operations.

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

Forward-Looking Statements

Statements in this Quarterly Report which are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements made under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, future acquisitions, capital expenditures and adequacy of capital resources. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues” or similar expressions.

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by us or on our behalf in this Quarterly Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 28, 2007.

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

Changes in Internal Control

During the fiscal quarter ended January 26, 2008, the Company completed the second phase of the implementation of a common enterprise resource planning platform, which results in approximately 80% of the Company’s future consolidated revenues and related transactions being processed within the framework of the newly implemented system.

Except for the preceding change, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	Risk Factors

The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in the fiscal 2007 Annual Report on Form 10-K.

ITEM 2.	Issuer Purchases of Equity Securities

Share Repurchase Program

For the three months ended January 26, 2008	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal November	—	$—	—	$89,000
Fiscal December	434,100	35.31	434,100	34,658,000
Fiscal January	—		—	34,658,000

Total	434,100	$35.74	434,100	34,658,000

On December 3, 2007, the Company announced that its Board of Directors approved a share repurchase program which gives the Company the ability to purchase up to $50.0 million of its issued and outstanding common stock. Purchases under this program may be made from time to time in open market or privately negotiated transactions. The Company repurchased a total of 434,100 shares during the third quarter of fiscal 2008 at an aggregate purchase price of $15.3 million.

On June 5, 2007, the Company announced that its Board of Directors approved a share repurchase program which gave the Company the ability to purchase up to $45.0 million of its issued and outstanding common stock. The Company repurchased a total of 1,254,681 shares during the first six months of fiscal 2008 substantially completing the available purchases under this authorization.

On June 15, 2006 the Company’s Board of Directors approved a share repurchase program, which gave the Company the ability to purchase up to $50.0 million of the Company’s outstanding common stock. In November 2006, the Company’s Board of Directors authorized an additional $26.5 million repurchase, bringing the total authorization to $76.5 million. During fiscal 2007, the Company repurchased a total of 2,126,121 shares, substantially completing the available purchases under authorizations at April 28, 2007.

Common stock acquired through the share repurchase programs is available for general corporate purposes and is reflected as Treasury Stock in the accompanying consolidated balance sheets. As of January 26, 2008 the Company has repurchased 3,814,902 shares at a purchase price of $136.8 million since June 15, 2006.

ITEM 6.	Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

02/28/08	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
Chief Executive Officer (Principal Executive Officer)

02/28/08	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Vice President and Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	First amendment dated December 3, 2007, to the Amended & Restated Credit Agreement dated as of February 1, 2006 among School Specialty, Inc. and the guarantors and lenders named therein.

10.1	Amendment No. 15 dated January 30, 2008, to the Receivables Purchase Agreement dated November 22, 2000.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Interim Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Interim Chief Financial Officer.