Form 10-K
period 2008-04-26
SCHOOL SPECIALTY INC
filed 2008-06-25
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended April 26, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-24385

SCHOOL SPECIALTY, INC.

(Exact name of Registrant as specified in its charter)

Wisconsin	39-0971239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
W6316 Design Drive Greenville, Wisconsin	54942
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 734-5712

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if smaller reporting company)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of October 27, 2007, was approximately $677,025,000. As of June 12, 2008, there were 19,222,359 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on August 19, 2008 are incorporated by reference into Part III.

PART I

Item 1. Business

Unless the context requires otherwise, all references to “School Specialty,” the “Company,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. Our fiscal year ends on the last Saturday in April of each year. In this Annual Report on Form 10-K (“Annual Report”), we refer to fiscal years by reference to the calendar year in which they end (e.g., the fiscal year ended April 26, 2008, is referred to as “fiscal 2008”). Note that fiscal 2005 had 53 weeks, while all other fiscal years reported and referenced represent 52 weeks.

Company Overview

School Specialty is a leading education company providing products, programs and services that enhance student achievement and development. We are the largest provider of supplemental educational products and equipment to the pre-kindergarten through twelfth grade (“preK-12”) education market in the United States and Canada. We believe we are more than seven times larger than our nearest competitor in the supplemental educational products and equipment market. With the industry’s broadest offering of more than 75,000 products, we are able to be the single source supplier for substantially all of our customers’ supplemental educational product needs. Nearly 50% of our revenues are derived from our proprietary products. We reach our customers through the industry’s largest sales force of approximately 600 professionals, catalog mailings and our proprietary e-commerce websites. In fiscal 2008, we believe we sold products to approximately 80% of the estimated 120,000 schools in the United States and we believe we reached substantially all of the 3.7 million teachers in those schools. Our leading market position has been achieved by emphasizing high-quality products, effective order fulfillment and exceptional customer service. For fiscal 2008, we generated revenues of $1.088 billion.

We service the supplemental educational products market through two product categories, as described below. Financial information about our segments is included in the notes under Item 8, Financial Statements and Supplementary Data.

Specialty Products. Our Specialty products are value-added, curriculum- and age-focused products such as customized academic agendas, hands-on science curriculums, research-based reading intervention materials, arts and crafts materials and physical education and special needs equipment. Specialty products are sold to teachers and curriculum specialists to assist with educational development in the classroom. Our Specialty product lines include Premier™ Agendas, Sportime®, Childcraft®, Delta Education™, FOSS®, CPO Science™, Frey Scientific® , Sax® Arts & Crafts, School Specialty Publishing™, Educator’s Publishing Service (“EPS®”), SPARK™ and Califone®. Our Specialty products accounted for 58% of our revenues for fiscal 2008.

Essentials Products. Our Essentials products include a comprehensive line of everyday consumables, instructional materials, classroom supplies, educational games, school forms, school furniture and outdoor equipment. Essentials products are typically sold to administrators of school districts and individual schools. We market our Essentials products under the Education Essentials® and School Smart® brands, along with many well recognized brand name products that we distribute. Our Essentials products accounted for 42% of our revenues for fiscal 2008.

Supplemental educational product procurement decisions are generally made at the classroom level by teachers and curriculum specialists and at the district and school levels by administrators. To best reach these buyer groups, we developed an innovative two-tiered sales and marketing approach. We target classroom level decision makers through a “bottom up” marketing approach for Specialty products, and we target school districts and school administrators through a “top down” marketing approach for Essentials products. Our “bottom up” approach utilizes a dedicated Specialty sales force, targeted individual Specialty catalogs and our brand-specific websites to deliver premium educational products to teachers and curriculum specialists. Our “top down”

approach utilizes a focused Essentials sales force, our Education Essentials catalog and School Specialty Online®, an e-commerce solution that enables us to tailor our product offerings and pricing to individual school districts and school administrators. This two-tiered approach is designed to maximize our customer coverage and sales penetration.

We have grown in recent years through acquisitions and internal growth. From fiscal 2004 through fiscal 2008, our historical revenues, including revenues from acquired businesses, increased from $882.0 million to $1.088 billion, representing a compound annual growth rate (“CAGR”) of 5.4%. Our acquisition strategy has allowed us to solidify our leading position within the industry, expand our educational content and curriculum development capabilities, enhance our product offering and broaden our market reach. In addition, our disciplined integration execution has consistently enabled us to reduce redundant costs, increase buying power and consolidate distribution facilities, resulting in improved profitability for the businesses we have acquired. We remain focused on organic growth and will continue to pursue selective acquisition opportunities that we believe will enhance our position as the leading provider of supplemental educational products and services in the United States and Canada. Our business is highly seasonal, with peak sales levels occurring from June through October coinciding with the onset of traditional new school years.

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

Industry Overview

The United States preK-12 education market is a large industry that has exhibited attractive and stable growth characteristics, despite fluctuations in the U.S. economy. For example, during the recessions of 1981-1983, 1991-1992 and 2001-2002, preK-12 education funding in the United States grew at CAGRs of 5.3%, 5.0% and 4.7%, respectively. Total educational expenditures (excluding capital outlays and interest on debt) are expected to rise from $396.1 billion (in constant 2003-2004 dollars) in 2002-03 to $565.2 billion in 2015-16. Spending per student and student enrollment are the two primary drivers of future education expenditures, and each is predicted to steadily rise over the next eight years. Expenditures per student are predicted to increase from $8,220 in 2002-03 to $11,034 in 2015-16. Public and private K-12 enrollment is projected to rise from 55.0 million in 2003 to 58.1 million by 2015. Total public school enrollment is projected to set new records each year from 2008 to 2017.

Our focus within the United States preK-12 education market is on supplemental educational products and equipment. Our customers are teachers, curriculum specialists, individual schools and school districts who purchase products for school and classroom use. We believe that the supplemental educational products and equipment market has generally grown in line with education funding and represented a market in excess of $8 billion in 2007.

We believe the supplemental educational products and equipment market is highly fragmented with over 3,000 retail and wholesale companies providing products and equipment, a majority of which are family- or employee-owned, regional companies that generate annual revenues under $10 million. We believe the increasing customer demand for single source suppliers, prompt order fulfillment and competitive pricing are acting as catalysts for industry consolidation. School districts are increasingly decentralizing their purchasing, which increases schools’ and teachers’ roles in educational product procurement decisions. We believe these changes are driving above-average growth in the demand for curriculum- and age-focused Specialty products. We believe that these industry trends will have a favorable competitive impact on our business, as we believe we are well positioned to utilize our operational capabilities, educational content and curriculum development expertise, and broad product offering to meet evolving customer demands.

Recent Acquisitions

We have acquired seven businesses since May 2003. Purchase prices, net of cash acquired, ranged from $1 million to $270 million.

Fiscal 2008

Sitton Spelling. On November 30, 2007, we completed the acquisition of Sitton Spelling (“Sitton”) from Egger Publishing, Inc. for an all-cash, aggregate purchase price of approximately $6 million. Sitton offers spelling and word skills programs to help educators in the area of reading intervention. Sitton also has professional development programs for educators through nationwide seminars conducted by independent trainers. This business has been integrated into the Company’s Educator’s Publishing Service business within the Specialty segment.

Fiscal 2006

The Speech Bin, Inc. On December 14, 2005, we acquired certain assets of The Speech Bin, Inc. (“Speech Bin”) for an aggregate purchase price of $1 million. Speech Bin® offers books, products and tools to help educators in the special needs market, focusing on speech and language. This business has been integrated into our Abilitations offering, giving Abilitations a focused vehicle to expand into this segment of the special needs market.

Delta Education, LLC. On August 31, 2005, we acquired all of the membership interests of Delta Education, LLC (“Delta”) for $270 million (approximately $10 million of which was to fund above average seasonal working capital acquired). Delta is a leading provider of science education instructional materials for the preK-12 education market in the United States. The Delta acquisition positions us as a leading provider of highly differentiated instructional materials for the preK-12 education market in the United States, with a significant focus on elementary and secondary science, an area that supplements our existing range of product offerings. Consistent with our overall growth strategy, the Delta acquisition increased our revenue mix from proprietary and Specialty products. It also established us as the second largest provider of supplemental science education products. We integrated our Frey Scientific business into the Delta business, to form our Science business unit within the Specialty segment.

Fiscal 2005

The Guidance Channel, Inc. In September 2004 we acquired certain assets of The Guidance Channel, Inc. and its subsidiaries or related companies, for approximately $19 million. The Guidance Channel is an educational publishing and media company, providing children, students, parents and teachers with timely and effective tools that help with critical life choices. During fiscal 2007, the Company’s Board of Directors authorized the sale of the School Specialty Media business which included The Guidance Channel, Inc. The sale was completed in fiscal 2008 as discussed elsewhere in this annual report.

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

Competitive Strengths

We attribute our strong competitive position to the following key factors:

Clear Market Leader in Fragmented Industry. We are the largest provider of supplemental educational products and equipment to the preK-12 education market in the United States and Canada, and we believe that we are more than seven times larger than our nearest competitor in this market. Within our industry, there are over 3,000 retail and wholesale competitors, a majority of which are family or employee-owned, regional companies that generate annual revenues under $10 million. We believe that our significantly greater scale and scope of operations relative to our education competitors provide several competitive advantages including a broader product offering, significant purchasing power, a national distribution network and the ability to manage the seasonality and peak shipping requirements of the school purchasing cycle.

Stable Industry with Attractive Trends and Dynamics. Government funding for education is a consistently popular political issue enjoying broad-based voter support. Public school expenditure data from the 1986-87 school year to the 2005-06 school year reveal spending increases in all but one of those years, and a 19-year average annual increase of 6.6%. Supplemental educational products represent a small percentage of a school’s annual budget and a large majority of these products are consumable, further limiting our exposure to fluctuations in demand relative to other segments in the education market.

Largest Product Offering and Premier Brands. With over 75,000 items ranging from classroom supplies and furniture to playground equipment, we believe we are the only national provider of a full range of supplemental educational products and equipment to meet substantially all of the needs of schools and teachers in the preK-12 education market. We believe we have many of the most established brands in the industry that are recognized by educators across the country, with some brands more than 100 years old. We believe that the brand loyalty our products enjoy represents a significant competitive advantage. In addition, nearly 50% of our revenues are derived from our proprietary products which typically generate higher margins than our non-proprietary products.

Unparalleled Customer Reach and Relationships. We have developed a highly integrated, two-tiered sales and marketing approach which we believe provides us with an unparalleled ability to reach teachers and curriculum specialists as well as school district and individual school administrators. We reach our customers through the industry’s largest sales force of approximately 600 professionals, catalog mailings and our proprietary e-commerce websites. In fiscal 2008, we believe we sold products to approximately 80% of the estimated 120,000 schools in the United States and reached substantially all of the 3.7 million teachers in those schools. We utilize our extensive customer databases to selectively target the appropriate customers for our Specialty catalog offerings. Additionally, we have invested heavily in the development of our e-commerce websites, which provide broad product offerings and generate higher internet sales than any of our education competitors. Our internet revenues, which were approximately $180 million in fiscal 2008, have grown at a CAGR of 26.7% since fiscal 2004.

Ability to Effectively Integrate and Improve Operating Margins of Acquired Businesses. We have completed seven acquisitions since May 2003. We typically establish a 6- to 12-month target for our integration process for which we form a focused transition team. The transition team is assigned the responsibility of integrating the acquired entity’s business systems, consolidating distribution centers, eliminating redundant expenses and any non-strategic product lines, as well as realizing sales and margin enhancements through cross merchandising and increased purchasing power. We have been able to rapidly improve the operating margins of the businesses we acquire by applying our extensive integration experience. We have also been able to improve revenue growth for certain acquired businesses through customer relationships, cross-merchandising and leveraging of our scale.

Highly Diversified Business Mix. Our broad product portfolio and extensive geographic reach minimize our concentration and exposure to any one school district, state, product or supplier. In fiscal 2008, our top 10 school district customers collectively accounted for less than 8% of revenues and our customers within any one state collectively accounted for less than 15% of revenues. For the same period, our top 100 products accounted for less than 10% of revenues. Products from our top 10 suppliers generated less than 15% of revenues in fiscal 2008. We believe this diversification limits our exposure to state and local funding cycles and to product demand trends.

Strong Historical Financial Performance, Attractive Cash Flow Attributes and Multiple Growth Opportunities. We have historically demonstrated strong financial performance with high recurring revenues. Over 70% of our revenues are generated from the sale of consumable products, which typically need to be replaced at least once each school year. From fiscal 2004 through fiscal 2008, we grew our revenues through acquisitions and organic growth at a CAGR of 5.4%. The financial performance of our business remained relatively stable even during the state budget crisis from 2001 to 2003. We are continually focused on growing revenues within both our Specialty and Essentials segments, increasing our mix of proprietary products and improving our operations. Due to our low maintenance capital expenditure requirements, we convert a significant percentage of our operating income to cash flow available for debt service, acquisitions and/or share repurchases. We also enjoy highly predictable working capital cycles. In addition, we believe we have multiple revenue growth and margin improvement opportunities, including enhancing our sales efforts in under-penetrated states, expanding our private-label business, increasing sourcing from overseas, optimizing direct marketing operations, increasing supply chain efficiency and pursuing strategic acquisitions. We also believe our movement toward category management, which will organize us around product and customer categories, will better synchronize our go-to-market strategies, product development efforts and supplier relationships. We believe this transformation will create new revenue streams and profitability.

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

Growth Strategy

We use the following strategies to enhance our position as the leading provider of supplemental educational products and equipment:

Internal Growth. We plan to organically grow our revenues by:

•	Expanding our faster growing, higher margin Specialty products business;

•	Unifying our marketing efforts within an integrated category management structure;

•	Developing new curriculum and supplemental learning solutions in response to industry trends and educator needs;

•	Increasing our focus and selling resources in under-penetrated states and districts; and

•	Utilizing database marketing techniques and strategies to increase customer acquisition and retention.

Margin Improvement. As we continue to grow our revenues, we plan to increase margins by:

•	Continuing to increase our mix of Specialty products, which, because of the large proportion of proprietary products, typically generate higher gross margins than our Essentials products;

•	Continuing to expand our private label business through the introduction of new products;

•	Expanding our direct sourcing of products from low-cost, overseas manufacturers;

•	Increasing the sophistication and effectiveness of our direct marketing operations;

•	Improving efficiencies of our supply chain activities, and driving overall efficiencies through our company-wide, lean-based process improvement program;

•	Continuing the consolidation of distribution centers and the elimination of redundant expenses of acquired businesses; and

•	Utilizing our purchasing scale to negotiate favorable supplier terms and conditions.

Acquisitions. Our selective acquisition strategy and disciplined integration approach have allowed us to solidify our leading position within the supplemental educational products and equipment industry and enhance our strong national marketing and distribution platform. This platform allows us to more readily integrate acquired brands, strengthen our Specialty brand portfolio and enter supplemental learning categories in which we do not currently compete, such as music and math. We believe that our size and national presence give us an advantage as a potential acquirer in a consolidating industry.

The majority of our acquisitions have historically occurred in the second half of our fiscal year, which follows our peak shipping season. This allows us to devote our resources to the effective integration of acquired businesses prior to the upcoming selling season. We plan to continue to focus on acquisition candidates that expand our presence in Specialty products.

Product Lines

We market two broad categories of supplemental educational products and equipment: Specialty products and Essentials products. Our Specialty products enrich our Essentials product offering and create opportunities to cross merchandise our Specialty products, many of which are proprietary, to our Essentials customers.

Our Specialty offerings are focused in the following areas:

Agendas and Forms. We are the largest provider of academic agendas in the United States and Canada. Our agendas and related offerings are focused on developing better personal, social and organizational skills, as well as serving as an effective tool for students and parents to track and monitor their daily activities, assignments and achievements. Many of our agendas are customized at the school level to include each school’s academic, athletic and extra-curricular activities. Our agendas are primarily marketed under the Premier brand name. We are also a leading publisher of school forms, including record books, grade books, teacher planners and other printed forms under the brand name Hammond & Stephens™.

Science. Our leading science position, largely comprised of highly recognized proprietary or exclusive offerings, provides learning resources focused on promoting scientific education and inquiry, literacy and achievement to the preK-12 education market. Our products range from laboratory supplies, equipment and furniture to highly effective hands-on learning curriculums. Our science brands include FOSS® (Full Option Science System), Frey Scientific®, Delta Science Modules™, Delta Education, CPO Science™ and Neo/SCI®.

Early Childhood. Our early childhood offering provides educators of young children products that promote learning and development. Our full-line, highly proprietary offering provides educators everything from advanced literacy and dramatic play to manipulatives, basic arts and crafts and classroom furniture. We manufacture award-winning early childhood wood furniture in our Bird-in-Hand Woodworks facility. Our well-known early childhood brands include Childcraft and ABC®.

Reading & Literacy. Our reading intervention programs, which are standards- and curriculum-based products, are focused on providing educators and parents effective tools to encourage and enhance literacy, particularly in the K-6 grade levels. Educators Publishing Service (EPS) provides tailored reading and language arts instruction for students with special needs and proprietary instructional materials for educators. Our print and technology resources meet the instructional needs of students possessing language-based learning disabilities or are at risk for reading failure. We also develop supplemental reading products including literature, workbooks and manipulatives for educators and parents under our leading imprints, including Instructional Fair™, Frank Schaffer®, Judy Instructo, Brighter Child®, American Education Publishing™, School Specialty Publishing™ and Spectrum™.

Arts Education. Our leading market position is led by Sax® Arts & Crafts, which offers products and programs focused on nurturing creativity and self-expression through hands-on learning. The product line ranges from original cross-curricular lesson plans and teaching resource materials to basic art materials, such as paints, brushes and papers. Our Arts Education group is supported by our team of art consultants who proactively serve the education process locally and nationally by conducting workshops and providing curriculum assistance to art educators.

Physical Education & Health. We offer a full range of programs, solutions, resources and equipment designed to help improve student and staff wellness. Our products, which are primarily offered under our Sportime® brand, range from traditional sports equipment to unique and innovative products designed to encourage participation by all. We also offer proven, research-based solutions such as SPARK (Sports, Play and Active Recreation for Kids), which is a curriculum- and product-based program focused on promoting healthy, active lifestyles and also targets childhood obesity.

Special Learning Needs. We offer a full range of solutions for children with special learning needs through our Abilitations® brand. Our proprietary solutions and products are designed to help educate children with learning, behavioral, sensory or physical differences and are focused on helping educators and therapists make a real difference in a child’s life.

Audio Technology. We are the leading developer of educator-inspired quality audio technology products, including state of the art multi-media, audio visual and presentation equipment for the preK-12 education market. These products are marketed under the brand name Califone®.

Teacher Focused Classroom Supplies. We provide a full-line offering of general supplemental educational products to teachers and curriculum specialists directly through our ClassroomDirect® catalog and website.

Our Essentials offerings are focused in the following areas:

School & Classroom Essentials. We are the largest marketer of school and classroom supplies. Through our School Specialty Education Essentials catalog, which offers both national brands and many of our proprietary School Smart products, we provide an extensive offering of basic supplies that are consumed in the school and classrooms. This offering includes pencils, glue, paper, crayons, scissors, stickers and classroom decorations. Our School Smart brand was launched in 2005 and has grown to over 3,000 products. Additional growth will be driven by new products, product line extensions, expanded distribution and new product configurations. These products are primarily sourced directly from low-cost, overseas manufacturers, which we believe will allow us to enhance our product offering and improve profitability. Our School Smart brand is also represented in many of our Specialty offerings.

School and Classroom Furniture & Equipment. We believe we are the largest source for school furniture in the United States, offering a full range of school-specific furniture and equipment. Our offering allows us to equip an entire facility, refurbish a specific location within a school, such as a cafeteria, gymnasium or media center, or to replace individual items such as student desks and chairs. Our Classroom Select® proprietary furniture offering is a highly functional and outstanding quality classroom furniture line. We also have been granted exclusive franchises for certain furniture lines in specific territories. We also offer our proprietary service, Projects by Design®, which provides turn-key needs assessment, budget analysis and project management for new construction projects.

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

Intellectual Property

We maintain a number of patents, trademarks, trade names, service marks and other intangible property rights that we believe have significant value and are important to our business. Our trademarks, trade names and service marks include the following: School Specialty, Education Essentials, School Smart, Projects by Design, School Specialty Publishing, American Education Publishing, Brighter Child, Frank Schaffer, Instructional Fair, Ideal™ , Judy Instructo, abc School Supply, Integrations, Abilitations, Brodhead Garrett®, Califone, Childcraft, ClassroomDirect, Frey Scientific, Hammond & Stephens, Premier Agendas, Sax Arts & Crafts, Sax Family & Consumer Sciences, SPARK, Spectrum, Sportime, Delta Education, Neo/SCI, CPO Science® and EPS. We also sell products under brands we license, such as FOSS® and FranklinCovey® Seven Habits.

Sales and Marketing

We developed our innovative two-tiered sales and marketing strategy that includes the industry’s largest sales force of approximately 600 professionals, approximately 25 million catalog mailings and proprietary e-commerce websites. We believe our sales and marketing model is different from that of our competitors. Our strategy is to use two separate sales and marketing approaches (“bottom up” and “top down”) to reach all the prospective purchasers in the education system.

“Bottom Up.” We use the “bottom up” approach to target the classroom level decision-makers through our dedicated Specialty sales force, catalog mailings featuring our proprietary products and our Specialty brands and brand-specific websites. These catalogs allow teachers to choose products that are specific to their curriculum and classroom needs and may not have been purchased by school administration.

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

“Top Down.” Our “top down” marketing approach targets administrators through our focused Essentials sales force, the Education Essentials catalog and School Specialty Online, an e-commerce solution that enables us to generate higher internet sales than any of our education competitors.

Schools typically purchase supplemental educational products based on established relationships with relatively few vendors. We seek to establish and maintain these critical relationships by assigning accounts within a specific geographic territory to a local area sales representative who is supported by a centrally located customer service team. The sales representatives frequently call on existing customers to ascertain and fulfill their supplemental educational resource needs. The customer service representatives maintain contact with these customers throughout the order cycle and assist in order processing.

We have a centralized and national sales, marketing, distribution and customer service structure. We believe that this structure significantly improves our effectiveness through better sales management, resulting in higher regional penetration and significant cost savings through the reduction of distribution centers.

Projects by Design. Projects by Design® is a service we provide our customers free of charge to aid in the design, building and renovation of schools. Our professional designers prepare a detailed analysis of the building and individual classrooms to optimize the layout of student and teacher desks, student lockers and other classroom equipment and fixtures. Customers have the ability to view prospective classrooms through our innovative software in order to efficiently manage the project. We believe this service makes us an attractive alternative to other furniture and school fixture suppliers.

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

Global Sourcing. We are decreasing our product unit costs while improving product quality by directly sourcing product through overseas channels. Increasingly, we are looking to foreign vendors to manufacture proprietary products and develop exclusive products on our behalf.

Private Label Product. We launched the School Smart brand in 2005 to build brand loyalty and leverage our global sourcing efforts. The School Smart brand strategy involves taking third party Essentials products sourced overseas, enhancing them and selling them under the School Smart brand. The brand has grown to over 3,000 products and generated approximately $100 million of revenues in fiscal 2008. Additional growth will be driven by new products, product line extensions, expanded distribution and new product configurations. The School Smart brand will represent an increasing proportion of the Essentials segment revenue, which we believe will drive competitive strength for this segment.

We maintain close and stable relationships with our vendors to facilitate a streamlined procurement process. At the same time, we continually review alternative supply sources in an effort to improve quality and customer satisfaction and reduce product cost. Transactions with our larger vendors are processed through an electronic procurement process. This electronic process reduces costs and improves accuracy and efficiency in our procurement and fulfillment process. When more than one of our business units buys from the same vendor, we typically negotiate one contract to fully leverage our combined purchasing power.

Logistics

We believe we have one of the largest and most sophisticated distribution network among our direct competitors with eight fully automated and seamlessly integrated distribution centers, totaling over two million square feet of operating space. We believe this network represents a significant competitive advantage for us, allowing us to reach any school in a fast and efficient fashion. We recently enhanced our distribution model, allowing most of our customers to receive their orders one day after shipment. We utilize a third-party logistics provider in Asia to consolidate inbound shipments, lowering our transportation and inventory storage costs.

In order to maintain the proprietary nature of some of our products, we operate three manufacturing facilities. Our Lancaster, Pennsylvania plant manufactures wood furniture for our early childhood offerings. The Bellingham, Washington and Fremont, Nebraska facilities produce products for our agenda and forms offerings. Products that we manufacture accounted for less than 10% of sales during fiscal 2008, 2007 and 2006.

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

In fiscal 2006, we began implementing a common ERP platform across the majority of our businesses over a three year period. This platform will replace most of our existing systems and primarily includes software from Oracle’s E-Business suite. One of the major benefits from the common ERP platform is the consolidation of both product and customer information, which will enhance our ability to execute our sales and marketing strategies. In addition, by utilizing common business systems across the corporation, we expect to achieve improved business processes, reduce cycle time and enhance integration between the business units. We believe the technologies of the new systems will readily support continued growth and integration of our existing and newly-acquired businesses. By the end of fiscal 2008, seven of our business units, representing approximately 80% of the Company’s revenues, were converted to the new ERP platform. It is currently estimated that over 90% of our revenue will be generated by business units converted to the new ERP platform by the end of fiscal 2009. Our distribution centers utilize interfaced warehouse management software to manage orders from the respective business systems.

Competition

We believe the supplemental educational products and equipment market is highly fragmented with over 3,000 retail and wholesale companies providing products and equipment, many of which are family- or employee-owned, regional companies that generate annual revenues under $10 million. We also compete, to a much lesser extent, with alternate channel competitors such as office product contract stationers, office supply superstores, purchasing cooperatives and internet-based businesses. Their primary advantages over us include size, location, greater financial resources and purchasing power. Their primary disadvantage is that their product mix typically covers a very small portion of the school’s needs (measured by volume). We believe we compete favorably with these companies on the basis of service, product offering and customer reach.

Employees

As of June 12, 2008, we had approximately 2,500 full-time employees. To meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union and we consider our relations with our employees to be very good.

Backlog

We have no material backlog at April 26, 2008. Our customers typically purchase products on an as-needed basis.

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

Our growth strategy and profitability depend in part on growth in the student population and expenditures per student in preK-12 schools. The level of student enrollment is largely a function of demographics, while expenditures per student are affected by federal, state and local government budgets. For example, from 2002 to 2004, the industry was negatively affected by a generally weakened economic environment which placed pressure on some state and local budgets, the primary sources of school funding. This was evidenced, among other things, by the 5.7% decline in state tax revenue in 2002. In school districts in states that primarily rely on local tax proceeds for funding, significant reductions in those proceeds for any reason can restrict district expenditures and impact our results of operations. Any significant and sustained decline in student enrollment and/or expenditures per student could have a material adverse effect on our business, financial condition, and results of operations. Because school budgets are fixed on a yearly basis, any shift by schools in expenditures during a given fiscal year to areas that are not part of our business, such as facility operating costs and employee related expenditures, could also materially affect our business.

Increased costs associated with the distribution of our products would adversely affect our results of operations.

Higher than expected costs and other difficulties associated with the distribution of our products could affect our results of operations. To the extent we incur difficulties or higher-than-expected costs related to updating our distribution centers, such costs may have a material adverse effect on our business, financial condition and results of operations. Any disruption in our ability to service our customers may also impact our revenues or profits. Moreover, as we update our distribution model or change the product mix of our distribution centers, we may encounter unforeseen costs or difficulties that may have an adverse impact on our financial performance.

Our business is highly seasonal.

Because most of our customers want their school supplies delivered before or shortly after the commencement of the school year, we record most of our revenues from June to October. During this period, we receive, ship and bill the majority of orders for our products so that schools and teachers receive their products by the start of each school year. To the extent we do not sell our products to schools during the peak shipping season, many of such sales opportunities will be lost and will not be available in subsequent quarters. Our inventory levels increase in April through June in anticipation of the peak shipping season. We usually earn more than 100% of our annual net income in the first two quarters of our fiscal year and operate at a net loss in our third and fourth fiscal quarters. This seasonality causes our operating results and operating cash flows to vary considerably from quarter to quarter within our fiscal years.

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

Our business is highly competitive.

The market for supplemental educational products and equipment is highly competitive and fragmented. We estimate that over 3,000 companies market supplemental educational products and equipment to schools with preK-12 as a primary focus of their business. We also face competition from alternate channel marketers, including office supply superstores, office product contract stationers, and purchasing cooperatives that have not traditionally focused on marketing supplemental educational products and equipment. Our competitors impact the prices we are able to charge and we expect to continue to face pricing pressure from our competitors in the future. These competitors are likely to continue to expand their product lines and interest in supplemental educational products and equipment. Some of these competitors have greater financial resources and buying power than we do. We believe that the supplemental educational products and equipment market will consolidate over the next several years, which could increase competition in both our markets and our search for attractive acquisition candidates. We also face increased competition and pricing pressure as a result of the accessibility of the internet.

If any of our key personnel discontinue their role with us, our business could be adversely affected.

Our business depends to a large extent on the abilities and continued efforts of current executive officers and senior management. We are also likely to depend heavily on the executive officers and senior management of businesses that we acquire in the future. If any of these people becomes unable or unwilling to continue in his or her role, or if we are unable to attract and retain other key personnel and qualified employees, our business could be adversely affected. We have employment contracts with many of our key officers. Other than the life insurance we have in place for our Chief Executive Officer, we do not have and do not intend to obtain key man life insurance covering any of our executive officers or other members of our management.

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

Increases in the cost or a disruption in the flow of our imported goods may adversely impact our revenues and profits and have an adverse impact on our cash flows. Our business strategy includes an increased emphasis on offering private label products and sourcing quality merchandise directly from low-cost suppliers. As a result, we expect to rely more heavily on imported goods from China and other countries and we expect the sale of imported goods to continue to increase as a percentage of our total revenues. To the extent we rely more heavily on the sale of private label products, our potential exposure to product liability claims may increase. In addition, our reputation may become more closely tied to our private label products and may suffer to the extent our customers are not satisfied with the quality of such products. Private label products will also increase our risks associated with returns and inventory obsolescence. Our reliance on imported merchandise subjects us to a number of risks, including: (a) increased difficulties in ensuring quality control; (b) disruptions in the flow of imported goods due to factors such as raw material shortages, work stoppages, strikes, and political unrest in foreign countries; (c) problems with oceanic shipping, including shipping container shortages; (d) economic crises and international disputes; (e) increases in the cost of purchasing or shipping foreign merchandise resulting from a failure of the United States to maintain normal trade relations with China and the other countries we do business in; (f) import duties, import quotas, and other trade sanctions; and (g) increases in shipping rates imposed by the trans-Pacific shipping cartel. If imported merchandise becomes more expensive or unavailable, we may not be able to transition to alternative sources in time to meet our demands. A disruption in the flow of our imported merchandise or an increase in the cost of those goods due to these or other factors would significantly decrease our revenues and profits and have an adverse impact on our cash flows.

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

The seasonal purchasing patterns of our customers, and the fact that our customers typically purchase products on an as-needed basis, make it difficult for us to accurately forecast our revenue stream, which may vary significantly from period to period. Financial analysts and others that may seek to project our future performance face similar difficulties. The difficulty in accurately forecasting our revenue increases the likelihood that our financial results will differ materially from any projected financial results. Any shortfall in our financial results from our, or third-party, projected results could cause a decline in the trading price of our common stock and our convertible subordinated notes.

If we are unable to successfully identify and integrate acquisitions, our results of operations could be adversely affected.

A significant amount of our past growth has come from acquisitions. Future growth in our revenues and earnings will be impacted by our ability to continue to acquire and successfully integrate businesses. We cannot guarantee that we will be able to identify and acquire businesses on reasonable terms or at all. If we are unable to do so, our future growth may be limited, or our revenues could decline. In addition, the integration of acquired businesses with our existing business operations presents many challenges and can demand significant attention from our key managers. The demands placed upon the time of our management team may adversely affect the operation of our existing business. Managing and integrating acquired businesses may result in substantial costs, delays, or other operating or financial problems that could materially and adversely affect our financial condition and results of operations.

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

At April 26, 2008, goodwill and intangible assets represented approximately 64.5% of our total assets. Goodwill is the amount by which the costs of an acquisition exceed the fair value of the net assets we acquire. In addition, we are required to evaluate whether our goodwill and other intangible assets have been impaired. Reductions in our net income caused by the write-down of our existing goodwill or intangible assets or any goodwill or intangible assets acquired in any future acquisition we may make could materially adversely affect our results of operations. For example, during fiscal 2007 and fiscal 2006 we recorded pre-tax impairment charges of $23.5 million and $25.6 million, respectively, related to goodwill and other intangibles assets of our discontinued School Specialty Media (“SSM”) business unit. In addition, we had capitalized product development costs of $19.1 million and $18.0 million at April 26, 2008 and April 28, 2007, respectively, related to both internally developed and acquired proprietary products, which are amortized to expense over the lesser of five years or the product’s life cycle. Any changes in the estimated sales volume or life cycle of the underlying products could cause the currently capitalized costs or costs capitalized in the future to be impaired. For example, during fiscal 2007 and 2006 we recorded pre-tax impairments charges of $3.6 million and $1.0 million, respectively, related to product development costs of SSM.

Our operations are dependent on our information systems.

We have integrated the operations of most of our divisions and subsidiaries, which operate on systems located at both our Greenville, Wisconsin, headquarters and our third-party hosted ERP system provider’s facilities. In addition, there are divisions running legacy systems hosted at their locations. All systems rely on continuous telecommunication connections to the main computers. If any of these connections becomes disrupted, or unavailable, for an extended period of time, the disruption could materially and adversely affect our business, operations and financial performance. We also continue to introduce new information systems to achieve a common processing infrastructure for all of our businesses, particularly the new ERP platform described elsewhere in this report, which will displace existing legacy systems. As we implement the new systems, there is the possibility that it can be disruptive should the new systems not perform as expected.

Even though we have taken precautions to protect ourselves from unexpected events that could interrupt new, existing and acquired business operations and systems, we cannot be sure that fire, flood or other natural disasters would not disable our systems and/or prevent them from communicating between business segments. The occurrence of any such event could have a material adverse effect on our business, results of operations and financial condition. We also face challenges in integrating the information systems of any companies we acquire. The costs associated with performing such integrations or any disruptions resulting from a failure to successfully make any such integration could materially impact our business.

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

Our existing and future debt agreements impose and will impose operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios, and restrict our ability and our subsidiaries’ ability to:

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

Our amended and restated senior credit facility also requires us to comply with certain financial ratios, including a total leverage ratio, a senior leverage ratio and a minimum fixed charge coverage ratio. These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, mergers and acquisitions, and other corporate opportunities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in a leased facility. The lease on this facility expires in April 2021. The facility is located at W6316 Design Drive, Greenville, Wisconsin, a combined office and warehouse facility of approximately 332,000 square feet, which also services both of our Specialty and Essentials segments. In addition, we leased or owned the following principal facilities as of June 12, 2008:

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Bellingham, Washington (1)	48,000	Leased	March 31, 2011
Bellingham, Washington (1)	25,000	Leased	January 31, 2009
Bellingham, Washington (1)	14,000	Leased	December 31, 2008
Birmingham, Alabama (1)	15,000	Leased	October 31, 2012
Cambridge, Massachusetts (1)	18,000	Leased	April 30, 2013
Columbus, Ohio (1)	18,000	Leased	July 31, 2011
Fremont, Nebraska (1)	95,000	Leased	June 30, 2011
Fresno, California (2)	163,000	Leased	October 31, 2009
Lancaster, Pennsylvania (2)	73,000	Leased	December 31, 2012
Lyons, New York (2)	195,000	Owned	—
Mansfield, Ohio (2)	315,000	Leased	November 30, 2020
Mount Joy, Pennsylvania (2)	400,000	Leased	December 31, 2029
Nashua, New Hampshire (1)	348,000	Leased	December 31, 2018
New Berlin, Wisconsin (1)	16,000	Leased	September 30, 2011
Norcross, Georgia (2)	41,000	Leased	December 31, 2010
Salina, Kansas (2)	115,000	Owned	—
Salina, Kansas (2)	45,000	Leased	February 28, 2009
San Fernando, California (1)	37,000	Leased	July 31, 2012
Walker, Michigan (1)	198,000	Leased	July 31, 2011

(1)	Location primarily services the Specialty segment.
(2)	Location services both business segments.

The 73,000 square foot Lancaster, Pennsylvania facility is used for manufacturing wood products and the Fremont, Nebraska and Bellingham, Washington facilities are used for production of agendas and school forms. The other facilities are distribution centers and/or office space. We believe that our properties, as enhanced for our ongoing expansion, are adequate to support our operations for the foreseeable future. We regularly review the utilization and consolidation of our facilities.

Item 3. Legal Proceedings

We are, from time to time, a party to legal proceedings arising in the normal course of business. We believe that none of these legal proceedings will materially adversely affect our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the quarter ended April 26, 2008 to a vote of our security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 12, 2008, the following persons served as executive officers of School Specialty:

Name and Age of Officer
David J. Vander Zanden Age 53	Mr. Vander Zanden became Chief Executive Officer of School Specialty in September 2002, after serving as Interim Chief Executive Officer since March 2002. Mr. Vander Zanden served as Chief Operating Officer from March 1998 to March 2002, as well as President from March 1998 to March 2007. From 1992 to March 1998, he served as President of Ariens Company, a manufacturer of outdoor lawn and garden equipment. Mr. Vander Zanden has served as a director of School Specialty since June 1998.

Thomas M. Slagle Age 46	Mr. Slagle joined School Specialty as President and Chief Operating Officer in March 2007. Prior to joining School Specialty, Mr. Slagle served as Group President, Supply Chain Services—Medical for Cardinal Health, Inc., where he held profit and loss responsibility for five business segments with over $7 billion of revenue. Mr. Slagle’s 11 years with Cardinal Health, as well as prior executive management positions with Johnson & Johnson Ortho Diagnostics Division and Baxter Healthcare, included advancing through positions of increasing responsibility in operations, sales, supply chain and distribution management.

David N. Vander Ploeg Age 49	Mr. Vander Ploeg joined School Specialty as Executive Vice President and Chief Financial Officer in April 2008. Mr. Vander Ploeg was most recently Chief Operating Officer of Dutchland Plastics Corp., a molded products manufacturer based in Oostburg, Wisconsin. Before joining Dutchland, he was Executive Vice President and Chief Financial Officer at Schneider National, Inc., Green Bay, Wisconsin, a global leader in transportation and logistics services. During a 24-year career at Schneider National, he advanced through several positions of increasing responsibility, including Director of Planning and Budgeting, Group Controller, Vice President of Finance, and Senior Vice President-Operating Chief Financial Officer, prior to being named Executive Vice President and Chief Financial Officer in 2004.

Gregory D. Cessna Age 51	Mr. Cessna joined School Specialty in July 2005 as the President of Education Essentials and corporate Executive Vice President. From 1999 until joining School Specialty, Mr. Cessna served as the Executive Vice President of PolyVision Corporation, A Steelcase Company. PolyVision Corporation was a manufacturer of Visual Communication products for the education and office products market. Mr. Cessna was President of ABB Process Analytics, a manufacturer of on-line analytical instruments, from 1990 until 1999.

Steven F. Korte Age 53	Mr. Korte joined School Specialty in September 2005 as a result of the Delta Education LLC acquisition and was appointed President, Educational Publishing Group and corporate Executive Vice President shortly thereafter. From January 2004 to August 2005, Mr. Korte held the position of President and COO of Delta Education LLC. For the prior ten years 1994-2003, Mr. Korte was the President of Rigby Education/Harcourt Supplemental Publishers, a division of Reed Elsevier plc.

The term of office of each executive officer is from one annual meeting of the Board of Directors until the next annual meeting of the Board of Directors or until a successor for each is selected. There are no arrangements or understandings between any of our executive officers and any other person (not an officer or director of School Specialty acting as such) pursuant to which any of our executive officers was selected as an officer of School Specialty.

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

	High	Low
Fiscal 2008 quarter ended
July 28, 2007	$36.50	$32.89
October 27, 2007	36.70	33.47
January 26, 2008	36.01	31.31
April 26, 2008	33.68	29.58

	High	Low
Fiscal 2007 quarter ended
July 29, 2006	$36.26	$30.36
October 28, 2006	39.28	32.00
January 27, 2007	39.50	36.59
April 28, 2007	40.24	32.89

Holders

As of June 12, 2008, there were 1,950 record holders of our common stock.

Historical Dividends

We have not declared or paid any cash dividends on our common stock to date. We currently intend to retain our future earnings to finance the growth, development and expansion of our business or for other endeavors deemed prudent including, but not limited, repurchases of our common stock. Accordingly, we do not expect to pay cash dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends may be restricted or prohibited from time to time by financial covenants in our credit agreements and debt instruments. Our current credit facility contains restrictions on, and in some circumstances, may prevent our payment of dividends.

Share Repurchase Program

For the three months ended April 26, 2008	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal February	33,500	$30.60	33,500	$33,633,298
Fiscal March	1,074,208	31.28	1,074,208	—
Fiscal April	—	—	—	—

Total	1,107,708	$31.26	1,107,708

During fiscal 2008, the Company repurchased a total of 2,796,489 shares of its outstanding common stock at an aggregate purchase price of $94,879,000. During fiscal 2007, the Company repurchased a total of 2,126,121 shares of its outstanding common stock at an aggregate purchase price of $76,508,000. The fiscal 2008 repurchases were made pursuant to share repurchase programs approved by the Company’s Board of Directors on June 4, 2007 and November 28, 2007, which authorized the repurchase of up to $45.0 million and an additional $50.0 million, respectively, of the Company’s outstanding shares of common stock. The fiscal 2007 repurchases were made pursuant to share repurchase programs approved by the Company’s Board of Directors on June 14, 2006 and November 15, 2006, which authorized the repurchase of up to $50.0 million and an additional $26.5 million, respectively, of the Company’s outstanding shares of common stock. There were no authorizations outstanding as of April 26, 2008, under which additional shares could be repurchased.

During the two fiscal years ended April 26, 2008, the Company has repurchased a total of 4,922,610 shares of its issued and outstanding common stock at an aggregate purchase price of $171,387,000. Common stock acquired through the share repurchase programs is available for general corporate purposes.

On June 12, 2008 the Company announced that its Board of Directors approved a new share repurchase program, which allows the Company to purchase up to $50.0 million of our outstanding common stock. Purchases under the share repurchase program may be made from time to time in the open market or privately negotiated transactions. Common stock acquired through the share repurchase program will be available for general corporate purposes.

PERFORMANCE GRAPH

The following graph compares the total shareholder return on our Common Stock since April 26, 2003 with that of the Russell 3000 Stock Market Index, the Russell 2000 Stock Market Index, and a peer group index constructed by us. The companies included in our peer group index are: Renaissance Learning, Inc. (RLRN), Scholastic Corporation (SCHL), and The Aristotle Corporation (ARTL).

The total return calculations set forth below assume $100 invested on April 26, 2003, with reinvestment of any dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through April 26, 2008. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

	4/26/03	4/24/04	4/30/05	4/29/06	4/28/07	4/26/08
School Specialty, Inc.	100.00	205.47	207.09	202.96	184.04	166.74
Russell 3000	100.00	131.85	136.70	161.41	186.49	176.73
Russell 2000	100.00	153.80	152.67	203.76	223.79	197.14
Peer Group	100.00	117.68	119.76	99.86	107.74	105.53

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except per share data)(1)

	Fiscal Year
	2008	2007	2006	2005	2004
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Statement of Operations Data:
Revenues	$1,087,903	$1,043,152	$977,302	$970,435	$882,049
Cost of revenues	626,661	597,515	568,623	573,488	525,099

Gross profit	461,242	445,637	408,679	396,947	356,950
Selling, general and administrative expenses	361,754	351,839	349,302	309,582	272,133
Merger-related expenses	—	—	5,202	—	—

Operating income	99,488	93,798	54,175	87,365	84,817
Interest expense, net	19,829	22,086	19,186	12,882	18,284
Other expense	5,718	6,019	4,160	2,115	1,136
Redemption costs and fees for convertible debt redemption	—	—	—	1,839	—

Income before provision for income taxes	73,941	65,693	30,829	70,529	65,397
Provision for income taxes	28,129	26,468	12,581	27,402	25,408

Earnings from continuing operations	45,812	39,225	18,248	43,127	39,989
Earnings (loss) from operations of discontinued School Specialty Media business unit, net of income taxes	(4,691)	(21,179)	(18,187)	(126)	808

Net income	$41,121	$18,046	$61	$43,001	$40,797

Weighted average shares outstanding:
Basic	20,196	21,873	22,898	21,612	18,828
Diluted	20,708	22,545	23,739	23,910	24,125
Basic earnings per share of common stock:
Earnings from continuing operations	$2.27	$1.79	$0.80	$2.00	$2.12
Earnings (loss) from discontinued operations	(0.23)	(0.96)	(0.80)	(0.01)	0.05

Total	$2.04	$0.83	$0.00	$1.99	$2.17

Diluted earnings per share of common stock:
Earnings from continuing operations	$2.21	$1.74	$0.77	$1.88	$1.90
Earnings (loss) from discontinued operations	(0.22)	(0.94)	(0.77)	(0.00)	0.04

Total	$1.99	$0.80	$0.00	$1.88	$1.94

	April 26, 2008	April 28, 2007	April 29, 2006	April 30, 2005	April 24, 2004
Balance Sheet Data:
Working capital (2)	$35,211	$34,103	$34,767	$114,513	$132,001
Total assets	1,117,327	1,110,879	1,130,375	884,605	832,607
Long-term debt	312,210	293,139	283,629	149,680	314,104
Total debt	445,838	426,729	417,207	195,671	314,628
Shareholders’ equity	478,688	512,545	553,733	544,545	378,975

(1)	Our business has grown since 2004 through acquisitions and internal growth. For detailed information on acquisitions during fiscal years 2008 and 2006, see the “Business Combinations” note in our notes to consolidated financial statements.
(2)	At April 26, 2008, April 28, 2007, and April 29, 2006, working capital includes the convertible subordinated notes balance of $133.0 million as a current liability. During fiscal 2006, the notes became convertible as the closing price of the Company’s stock exceeded $48.00 for the specified amount of time. The notes may be converted at any time into cash for the accreted principal amount and cash or our common stock for the balance, if any, of the obligation. Working capital at April 30, 2005 includes the balance on the revolving credit facility of $45.5 million as a current liability. Working capital for other periods reflected above excludes the balance on the revolving credit facility as it was considered long-term in nature.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes, included elsewhere in this Annual Report.

Background

We are a leading education company serving the preK-12 education market by providing products, services and ideas that enhance student achievement and development to educators and schools across the United States and Canada. We offer more than 75,000 items through an innovative two-pronged marketing approach that targets both school administrators and individual teachers.

We have grown in recent years through acquisitions and internal growth. For information on our recent acquisitions see the “Business Combinations” note in the notes to our consolidated financial statements. Our revenues for fiscal 2008 were $1.088 billion, which represented a compound annual revenue growth, including acquisitions, of 5.4% compared to our fiscal 2004 results.

Our gross margin has improved from 40.5% in fiscal 2004 to 42.4% in fiscal 2008. This improvement was due to an increase in our offering of proprietary products and increased buying power. We have acquired many Specialty businesses, which tend to have more proprietary products in their offerings and consequently higher gross margins than our Essentials businesses. The Specialty businesses have also experienced higher revenue growth than the Essentials businesses, resulting in a product mix with higher gross margins. In addition, our growth has increased our purchasing power, resulting in reduced costs of the products we purchase. Further, through the vertical acquisitions of School Specialty Publishing and Califone, we have acquired suppliers and have thereby captured the suppliers’ margins. Another factor contributing to the increase in gross margin is the direct sourcing of product through overseas channels.

Our historical operating profit and margins have been substantially impacted by the timing of our acquisitions and the integration of acquired businesses. In fiscal 2004, our operating profit and margin from continuing operations were $84.8 million and 9.6%, respectively. In fiscal 2008, our operating income and margin from continuing operations were $99.5 million and 9.1%, respectively.

Our business and working capital needs are highly seasonal with peak sales levels occurring from June through October. During this period, we receive, ship and bill the majority of our business so that schools and teachers receive their products by the start of each school year. Our inventory levels increase in April through June in anticipation of the peak shipping season. The majority of shipments are made between June and October and the majority of cash receipts are collected from September through December. As a result, we usually earn more than 100% of our annual net income in the first two quarters of our fiscal year and operate at a net loss in our third and fourth fiscal quarters.

Our business is highly seasonal, and the acquisitions of seasonal businesses during the off season has depressed operating and net income in the year of acquisition, the most dramatic of which in recent years was the Delta Education acquisition in fiscal 2006.

During the third quarter of fiscal 2008, the Company completed the acquisition of Sitton Spelling (“Sitton”) from Egger Publishing, Inc. for an all-cash, aggregate purchase price of $5.8 million. Sitton offers spelling and word skills programs to help educators in the area of reading intervention. Sitton also has professional development programs for educators through nationwide seminars conducted by independent trainers. This business has been integrated into the Company’s Educator’s Publishing Service business within the Specialty segment. The results of Sitton have been included in the accompanying consolidated financial statements under Item 8 since the date of acquisition and would not have had a material effect on the Company’s overall performance on a pro forma basis and did not have a material effect on the Company’s fiscal 2008 performance.

The Company announced in fiscal 2007 its intention to sell the Hawthorne, New York-based School Specialty Media (“SSM”) business unit. The sale, which was completed in the fourth quarter of fiscal 2008, reflects the Company’s desire to focus investments and management’s attention on those businesses that advance the Company’s long-term growth strategies. The Company has reflected SSM as a discontinued operation in the accompanying consolidated statements of operations under Item 8 and throughout this MD&A.

Results of Continuing Operations

The following table sets forth certain information as a percentage of revenues on a historical basis concerning our results of operations for the fiscal years 2008, 2007 and 2006:

	Fiscal Year
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Cost of revenues	57.6	57.3	58.2

Gross profit	42.4	42.7	41.8
Selling, general and administrative expenses	33.3	33.7	35.7
Merger-related expenses	—	—	0.5

Operating income	9.1	9.0	5.6
Interest expense, net	1.8	2.1	2.0
Other expense	0.5	0.6	0.4

Income before provision for income taxes	6.8	6.3	3.2
Provision for income taxes	2.6	2.5	1.3

Earnings from continuing operations	4.2%	3.8%	1.9%

Consolidated Historical Results of Continuing Operations

Fiscal 2008 Compared to Fiscal 2007

The following discussion and analysis of fiscal 2008 results compared to fiscal 2007 results is based on a comparison of the Company’s results of operations from continuing operations.

Overview of Fiscal 2008

Revenues from continuing operations for fiscal 2008 increased 4.3% to $1.088 billion as compared to $1.043 billion in fiscal 2007. This increase was related primarily to incremental state adoption revenue derived from our science curriculum offerings and organic growth in other Specialty businesses, partially offset by a year over year decline in our mass-merchant retail business, and a decrease in revenues generated by our Essentials segment.

The Company’s overall revenue mix continued to shift toward the Specialty segment, with the segment comprising 58.1% of revenues in fiscal 2008 as compared with 54.8% in fiscal 2007. Although this shift has historically resulted in consolidated margin improvement as the Specialty segment develops and sells a greater percentage of higher margin proprietary products, gross margins decreased from 42.7% in fiscal 2007 to 42.4% in fiscal 2008. This decrease was attributable to inventory charges taken as a result of eliminating certain Specialty product offerings along with a decline of Essentials gross margins as a result of product mix changes within that segment. These decreases have offset the gross margin gain that the Company realized related to the revenue mix shift towards Specialty products.

Operating income was $99.5 million in fiscal 2008 as compared to $93.8 million in fiscal 2007. Operating margins increased from 9.0% in fiscal 2007 to 9.1% in fiscal 2008. The increases in operating income and operating margin were driven by the increased revenues and a decrease in selling, general and administrative expenses as a percent of revenues, partially offset by the modest decrease in gross margins.

Revenue

Revenues increased 4.3% from $1.043 billion in fiscal 2007 to $1.088 billion in fiscal 2008. Specialty segment revenues increased 10.1% from $591.9 million in fiscal 2007 (which included $20.5 million of intersegment revenues) to $651.7 million in fiscal 2008 (which included $19.6 million of intersegment revenues). The increase in Specialty segment revenues was due primarily to $48 million of incremental revenue from state adoptions of our science curriculums in fiscal 2008 as compared to fiscal 2007. The majority of this increase was derived from California and South Carolina. State adoption cycles occur on average every five to seven years and vary by state as to the years in which adoptions occur. The remaining increase in Specialty revenue was driven by growth in other core Specialty businesses. Partially offsetting these gains, was an approximate $11 million decline in our mass merchant retail business which is significantly impacted by the amount of store space our products are provided and current economic conditions that reduce discretionary consumer spending.

Essentials segment revenues were $455.4 million in fiscal 2008 (which includes $0.0 million of intersegment revenues) compared to $471.1 million in fiscal 2007 (which includes $0.1 million of intersegment revenues). The decrease in Essentials segment revenues was attributable to a reduction in school rebuilding activity in Louisiana during fiscal 2008 as compared with fiscal 2007, the elimination of an unproductive catalog, and the decision to not pursue low-margin bid business, all of which occurred during our larger revenue generating first and second quarters of fiscal 2008.

Gross Profit

Gross profit increased 3.5% to $461.2 million compared with $445.6 million in fiscal 2007. The increase in gross profit was primarily due to the increase in revenues, partially offset by a modest decline in consolidated gross margins. Gross margins were 42.4% in fiscal 2008 compared with 42.7% in fiscal 2007. The decrease in consolidated gross margin was due to an inventory charge of approximately $3.0 million related to the Company’s decision to terminate certain Specialty segment product lines.

Specialty segment gross profit increased $25.2 million or 8.5% from $295.2 million in fiscal 2007 to $320.4 million in fiscal 2008 mainly as a result of increased revenues, partially offset by the $3.0 million inventory charge. Gross margin for the Specialty segment declined 70 basis points from 49.9% in fiscal 2007 to 49.2% in fiscal 2008, of which 50 basis points was attributable to the inventory charge and the remainder was a result of product mix changes within the segment.

Essentials segment gross profit was $144.3 million in fiscal 2008 compared with $152.0 million in fiscal 2007, a decrease of $7.7 million or 5.1%. The majority of the decrease was a result of decreased revenues along with a shift in product mix within the segment towards furniture, which has historically carried lower gross margins than our consumables products. Gross margin for the Essentials segment declined 60 basis points from

32.3% in fiscal 2007 to 31.7% in fiscal 2008 as a result of the product mix shift towards furniture, as well as a reduction in volume-based vendor rebates related to the decline in purchases associated with both the revenue decline and inventory reduction initiatives.

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

SG&A as a percent of revenues decreased 40 basis points from 33.7% of revenues in fiscal 2007 to 33.3% of revenues in fiscal 2008. The decrease in SG&A as a percent of revenues was primarily due to cost reduction initiatives including supply chain productivity enhancements and headcount reduction, as well as the leverage of increased sales on the non-variable portion of SG&A costs, partially offset by increased administrative expenses. SG&A increased $9.9 million from $351.8 million in fiscal 2007 to $361.8 million in fiscal 2008. The increase in SG&A costs was due primarily to the incremental variable costs associated with the $44.8 million increase in revenues, costs to support the conversion to a new ERP system, additional investments in the Company’s direct marketing and product management initiatives and increased variable performance-based compensation costs as compared to fiscal 2007. These increases were partially offset by cost reductions achieved through supply chain productivity enhancements and headcount reductions.

Specialty segment SG&A decreased as a percent of revenues from 35.8% in fiscal 2007 to 32.8% in fiscal 2008 primarily as a result of the leverage of increase revenues. Specialty segment SG&A increased from $211.6 million in fiscal 2007 to $213.7 million in fiscal 2008. The increase in SG&A expenditures was due to incremental variable selling and distribution costs associated with the increase in revenues.

Essentials segment SG&A decreased $1.1 million from $105.2 million or 22.3% of revenues in fiscal 2007 to $104.1 million or 22.9% of revenues for fiscal 2008. The decrease was primarily related to reduced selling and distribution costs as a result of lower revenues and further reduced distribution costs as a result of the shift towards furniture products that are shipped directly to customers by our vendors. The increase in SG&A as a percent of revenue was the result of the decision to maintain non-variable selling costs in spite of reduced revenues in order to generate potential future growth by executing the Company’s cross-segment marketing strategies.

Corporate SG&A increased by $9.0 million from $35.0 million in fiscal 2007 to $44.0 million in fiscal 2008. The increase was mainly driven by incremental depreciation expenses associated with the new ERP system and costs to support the system conversion, along with an increase in variable performance-based compensation expense. In addition, the Company continues to make investments in its marketing and product management initiatives in order to provide a better overall interaction and service experience for our customers.

Net Interest Expense

Interest expense, net of interest income, decreased $2.3 million from $22.1 million in fiscal 2007 to $19.8 million in fiscal 2008. The decrease in interest expense was primarily due to a lower effective borrowing rate attributable to the Company’s November, 2006 sale of $200.0 million principal amount of subordinated convertible debentures due 2026 at an interest rate of 3.75%. The debentures were outstanding for all of fiscal 2008 as compared to only half of fiscal 2007. In addition, the Company’s revolving debt carries variable interest rates which were lower in fiscal 2008 as compared to fiscal 2007. Partially offsetting the decreases related to the interest rates is a $13.8 million increase in the Company’s average outstanding borrowings in fiscal 2008 compared to fiscal 2007. The increase in average borrowings is primarily attributable to the volume of share repurchases during fiscal 2008 exceeding the Company’s operating cash flows generated less cash used in investing activities.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires an issuer of certain convertible debt instruments to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company at the beginning of fiscal 2010 (April 26, 2009) and requires retrospective application to all periods presented during which any such convertible debt instruments were outstanding. The Company expects FSP APB 14-1 to have a negative impact on historical results of operations when applied retrospectively and future operating results as long as the Company continues to have convertible debentures outstanding primarily as a result of the recognition of increased non-cash interest expense. The Company is currently evaluating the full impact of adoption of FSP APB 14-1 on its financial position, results of operations and cash flows.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $5.7 million in fiscal 2008 as compared to $6.0 million in fiscal 2007. The $0.3 million decrease in the discount and loss was primarily due to lower effective discount rates associated with the Company’s securitization facility in fiscal 2008 as compared to fiscal 2007.

Provision for Income Taxes

Provision for income taxes increased to $28.1 million in fiscal 2008 from $26.5 million in fiscal 2007. The increase was due to higher pre-tax income as compared to fiscal 2007 partially offset by a reduction in the effective income tax rate. The effective income tax rate was 38.0% in fiscal 2008 as compared to 40.3% in fiscal 2007. The reduction between years is primarily related to approximately $1.2 million of incremental tax benefit, or 1.6% of fiscal 2008 earnings before taxes, due to the favorable tax treatment of charitable contributions of inventory.

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

Revenue

Revenues increased 6.7% from $977.3 million in fiscal 2006 to $1.043 billion in fiscal 2007. The growth in revenues was attributable primarily to the acquisition of Delta. Specialty segment revenues increased 12.3% from $527.2 million in fiscal 2006 (which included $19.2 million of intersegment revenues) to $591.9 million in fiscal 2007 (which included $20.5 million of intersegment revenues). The increase in Specialty segment revenues was due primarily to the Delta acquisition as fiscal 2007 included a full twelve months of activity from Delta, in addition to organic growth in the Specialty segment. Essentials segment revenues increased 0.5% from $468.8 million in fiscal 2006 (which includes $0.1 million of intersegment revenues) to $471.1 million in fiscal 2007 (which includes $0.1 million of intersegment revenues). The increase in Essentials segment revenues was related to modest increases in the consumable and furniture product offerings.

Gross Profit

Gross profit increased 9.0% to $445.6 million compared with $408.7 million in fiscal 2006. The increase in gross profit was primarily due to the increase in revenues and the shift in revenue mix to the higher margin Specialty products. The revenue mix shift to the higher margin Specialty products was the main reason for the 90 basis point improvement in gross margins from 41.8% in fiscal 2006 to 42.7% in fiscal 2007. In addition to the revenue mix, our gross margins were affected by the continuation of the global sourcing initiative, which translates into lower product costs, and the increase in offerings of private label products that carry higher margins. Offsetting the gross margin expansion associated with global sourcing and increased private label products were the continued pricing and competitive pressures that we experienced in more of our commodity type products. Specialty segment gross profit increased $37.0 million or 14.3% from $258.2 million in fiscal 2006 to $295.2 million in fiscal 2007. The increase in Specialty segment gross profit was due to the increased revenues and gross margin improvement. The 90 basis point improvement from 49.0% in fiscal 2006 to 49.9% in fiscal 2007 was due primarily to the acquisition of Delta. Essentials segment gross profit was up from $151.6 million to $152.0 million. The increase in Essentials segment gross profit was related to the increased revenues.

Selling, General and Administrative Expenses

SG&A increased 0.7% or $2.5 million from $349.3 million, or 35.7% of revenues, in fiscal 2006 to $351.8 million, or 33.7% of revenues, in fiscal 2007. The increase in SG&A was due primarily to the incremental variable costs associated with the $65.9 million incremental revenues, the fixed costs associated with the inclusion of Delta, and stock-based compensation expense. These increases were offset by cost reduction initiatives, which included headcount reductions, supply chain productivity enhancements and non-recurring expenses incurred in fiscal 2006.

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

Net Interest Expense

Net interest expense increased $2.9 million from $19.2 million in fiscal 2006 to $22.1 million in fiscal 2007. The increase in interest expense was primarily due to an increase in average debt outstanding, offset to some extent by a lower effective borrowing rate attributable to the Company’s November 2006 sale of $200.0 million principal amount of subordinated debentures due 2026 at an interest rate of 3.75%. The Company used the proceeds of this debt offering to pay down its higher rate revolving debt and to repurchase shares of the Company’s common stock under its 2007 share repurchase programs.

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

Provision for Income Taxes

Provision for income taxes increased to $26.5 million in fiscal 2007 from $12.6 million in fiscal 2006. The increase was due to higher pre-tax income. The effective income tax rate was 40.3% in fiscal 2007 as compared to 40.8% in fiscal 2006. The reduction between years is related to a decrease in state and foreign income taxes offset by the tax treatment of incentive stock options in accordance with SFAS No. 123R. The effective income tax rate exceeds the federal statutory rate of 35% in both years primarily due to the impact of state and foreign taxes.

Discontinued Operation

As mentioned under ‘Background’ in this Item 7, the Company completed the sale of the School Specialty Media (“SSM”) business unit in fiscal 2008, which has been reflected as a discontinued operation in the accompanying consolidated statements of operations included under Item 8.

In fiscal 2008, the discontinued operation resulted in a $4.7 million loss, net of tax. The operations of the SSM business unit resulted in a net of tax loss of $3.2 million and the sale and ultimate disposition of SSM resulted in a net of tax loss of $1.5 million.

In fiscal 2007 the discontinued operation resulted in a $21.2 million loss, net of tax. The operations of the SSM business unit resulted in a net of tax loss of $3.4 million and a net of tax impairment charge of $17.8 million was recorded in anticipation of the intended sale.

Liquidity and Capital Resources

At April 26, 2008, we had working capital of $35.2 million. Our capitalization at April 26, 2008 was $924.5 million and consisted of debt of $445.8 million and shareholders’ equity of $478.7 million.

Our credit facility matures on February 1, 2011 and provides for $350.0 million of revolving loan availability and $100.0 million incremental term loan availability. The amount outstanding as of April 26, 2008 under the revolving and incremental term loans was $97.2 million and $0, respectively. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital requirements of our peak selling season. As of April 26, 2008, our effective interest rate on borrowings under our credit facility was approximately 3.92%, which excludes amortization of loan origination and commitment fees on unborrowed funds. During fiscal 2008, we incurred commitment fees on unborrowed funds under the credit facility of $0.6 million and amortized loan origination fee costs of $0.3 million. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on capital expenditures. The Company was in compliance with these covenants at April 26, 2008.

Our $133.0 million, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. The notes are recorded as a current liability. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of April 26, 2008. The notes can be redeemed at the option of the Company no earlier than August 7, 2008.

In November 2006, we sold $200.0 million of convertible subordinated debentures due 2026. The debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. In connection with any such conversion, we will deliver cash equal to the lesser of the aggregate principal amount of debentures to be converted and our total conversion obligation, and will deliver, at our option, cash or shares of our common stock in respect of the remainder, if any, of our conversion obligation. The initial conversion rate is 19.4574 shares per $1,000 principal amount of debentures, which represents an initial conversion price of approximately $51.39 per share. The debentures are redeemable at our option on or after November 30, 2011. On November 30, 2011, 2016 and 2021 and upon the occurrence of certain circumstances, holders will have the right to require us to repurchase all or some of the debentures. We used a portion of the proceeds to repurchase approximately 1.1 million shares of our common stock at a cost of $40.0 million. The remaining proceeds were used to pay down a portion of our existing debt under the credit facility.

Net cash provided by operating activities increased $12.8 million from $90.9 million in fiscal 2007 to $103.7 million for fiscal 2008. The increase in cash provided by operating activities was primarily related to increased earnings from continuing operations along with an increase in the non-cash expenses included in those earnings, such as amortization and equity compensation expense. Working capital remained consistent between years with a significant reduction in inventory levels primarily related to improvements in procurement strategies, offset by the related reduction in accounts payables and an overall increase in accounts receivable balances. The increase in accounts receivable is related to a combination of factors including the decreased rate of payment due to current economic conditions, short-term challenges with migration to a centralized collections function, and the overall increased revenue. Other accrued liabilities increased as a result of additional accrued compensation costs and the timing of payments for other expenditures, partially offset by increases in catalog balances and the timing of tax payments.

Net cash used in investing activities for fiscal 2008, which included $5.8 million of cash paid for the acquisition of Sitton Spelling, was $32.7 million, compared to $27.0 million for fiscal 2007. Additions to property, plant and equipment decreased $0.5 million from $18.2 million in fiscal 2007 to $17.7 million in fiscal 2008 and primarily consisted of expenditures related to the ERP implementation and the upgrade of distribution related assets.

Net cash used in financing activities was $69.4 million in fiscal 2008 as compared to $63.8 million in fiscal 2007. The net cash used in financing activities reflects the repurchase of 2.8 million shares of our common stock at a net cost of $94.9 million during fiscal 2008, compared to 2.1 million shares repurchased in fiscal 2007 at a net cost of $76.5 million. The decrease in the number of our weighted average common shares outstanding effected by share repurchases has had and will continue to have a positive impact on our earnings per share computations as compared to prior periods. See Part II, Item 5, Issuer Purchases of Equity Securities for additional information regarding share repurchases. The increased use of cash for share repurchases was offset by additional short-term borrowings.

On June 12, 2008 we announced that our Board of Directors approved a new share repurchase program, which allows us to purchase up to $50.0 million of our outstanding common stock. Purchases under the share repurchase program may be made from time to time in the open market or through privately negotiated transactions. Common stock acquired through the share repurchase program will be available for general corporate purposes.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures, share repurchases and our contractual obligations for the foreseeable future.

We expect our fiscal 2009 capital expenditures to be approximately $18.0 million and to consist primarily of computer hardware and software costs related to the continued implementation of the new ERP platform and warehouse equipment costs. We expect our investment in product development to be approximately $13.0 million.

Off Balance Sheet Arrangements

We have an accounts receivable securitization facility. The facility expires January 28, 2009 and it may be extended further with the financial institution’s consent. The facility permits advances up to $175.0 million from July 1 through November 30 of each year, and advances up to $75.0 million from December 1 through June 30 of each year. We entered into the facility for the purpose of reducing our variable rate interest expense. At April 26, 2008 and April 28, 2007, respectively, $50.0 million was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the fiscal years 2008, 2007 and 2006 were $5.7, $6.0 and $3.6 million, respectively. The increase in these costs was related to a higher average balance of accounts receivable securitized in 2007 and 2008 as compared to 2006 due to an increase in the advance limits permitted by the facility. These costs are included as a component of other expense in our consolidated statements of operations.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of April 26, 2008:

	Payments Due (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$133,905	$5,789	$107,862	$4,137	$16,117
Convertible subordinated notes (2)(3)	356,622	141,696	14,926	—	200,000
Capital lease obligations	44	22	22	—	—
Operating lease obligations	72,792	9,184	16,288	9,618	37,702
Purchase obligations (4)	—	—	—	—	—

Total contractual obligations	$563,363	$156,691	$139,098	$13,755	$253,819

(1)	Long-term debt obligations include principal and interest payments on our credit facility and sale-leaseback obligations, assuming these obligations remain outstanding until maturity at current or contractually defined interest rates.

(2)	Convertible subordinated notes of $133,000 are recorded as a current liability at April 26, 2008. During fiscal 2006 the notes became convertible and may be surrendered for conversion at any time. The notes can be redeemed at the option of the Company no earlier than August 7, 2008. The amount reflected includes principal and accrued interest as of the balance sheet date only. If the notes are held to maturity in 2023, our obligation, including interest at current rates and accreted principal, is $241.8 million.
(3)	Convertible subordinated notes of $200,000 are recorded as maturing in more than five years as the bonds are not currently convertible. The notes can be redeemed at the option of the Company no earlier than November 30, 2011. The amounts reflected for these notes include accrued interest at the balance sheet date and interest at 3.75% through November 30, 2011.
(4)	As of April 26, 2008, we did not have any material long-term purchase obligations. The short-term purchase obligations the Company had as of April 26, 2008 were primarily for the purchase of inventory in the normal course of business.

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

The following table sets forth certain unaudited consolidated quarterly financial data for fiscal years 2008 and 2007 (in thousands, except per share data). We derived this quarterly data from our unaudited consolidated financial statements.

	Fiscal 2008
	First	Second	Third	Fourth	Total
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$386,513	$392,919	$134,839	$173,632	$1,087,903
Gross profit	173,368	167,541	51,688	68,645	461,242
Operating income (loss)	73,223	67,830	(24,871)	(16,694)	99,488
Earnings (loss) from continuing operations, net of income taxes	40,580	36,956	(19,042)	(12,682)	45,812
Loss from discontinued operations, net of income taxes	(259)	(402)	(1,220)	(2,810)	(4,691)
Net income (loss)	40,321	36,554	(20,262)	(15,492)	41,121
Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.92	$1.81	$(0.95)	$(0.66)	$2.27
Loss from discontinued operations	(0.01)	(0.02)	(0.06)	(0.15)	(0.23)

Total	$1.91	$1.79	$(1.01)	$(0.81)	$2.04

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.87	$1.76	$(0.95)	$(0.66)	$2.21
Loss from discontinued operations	(0.01)	(0.02)	(0.06)	(0.15)	(0.22)

Total	$1.86	$1.74	$(1.01)	$(0.81)	$1.99

	Fiscal 2007
	First	Second	Third	Fourth	Total
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$377,071	$371,225	$128,816	$166,040	$1,043,152
Gross profit	167,911	154,821	50,856	72,049	445,637
Operating income (loss)	69,072	56,931	(20,725)	(11,480)	93,798
Earnings (loss) from continuing operations, net of income taxes	37,745	29,644	(16,906)	(11,258)	39,225
Loss from discontinued operations, net of income taxes	(878)	(442)	(1,917)	(17,942)	(21,179)
Net income (loss)	36,867	29,202	(18,823)	(29,200)	18,046
Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.65	$1.33	$(0.79)	$(0.53)	$1.79
Loss from discontinued operations	(0.04)	(0.02)	(0.09)	(0.85)	(0.96)

Total	$1.61	$1.31	$(0.88)	$(1.38)	$0.83

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.60	$1.29	$(0.79)	$(0.53)	$1.74
Loss from discontinued operations	(0.03)	(0.01)	(0.09)	(0.85)	(0.94)

Total	$1.57	$1.28	$(0.88)	$(1.38)	$0.80

Inflation

Inflation has had only a minor effect on our results of operations and our internal and external sources of liquidity.

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

Catalog Costs and Related Amortization

We spend over $30.0 million annually to produce and distribute catalogs. We accumulate all direct costs incurred, net of vendor cooperative advertising payments, in the development, production and circulation of our catalogs on our balance sheet until such time as the related catalog is mailed. They are subsequently amortized into SG&A over the expected sales realization cycle, which is one year or less. Consequently, any difference between our estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. Our estimate of the expected sales realization cycle for a particular catalog is based on, among other possible considerations, our historical sales experience with identical or similar catalogs and our assessment of prevailing economic conditions and various competitive factors. We track our subsequent sales realization, reassess the marketplace, and compare our findings to our previous estimate and adjust the amortization of our future catalogs, if necessary.

Development Costs

We accumulate external and certain internal costs incurred in the development of our products which can include a master copy of a book, video or other media, on our balance sheet. As of April 26, 2008, we had $19.1 million in net development costs on our balance sheet. A majority of these costs are associated with publishing and science businesses. The capitalized development costs are subsequently amortized into cost of revenues over the expected sales realization cycle of the products, which is typically five years. During fiscal 2008, we amortized development costs of $6.0 million to expense related to our continuing businesses. We continue to monitor the expected sales realization cycle for each product, and will adjust the remaining expected life of the development costs or recognize an impairment, if warranted. During fiscal 2007, we recorded a $3.6 million impairment charge related to product development costs at our SSM business unit in addition to a $1.0 million impairment charge related to product development costs at SSM recorded in fiscal 2006.

Goodwill and Intangible Assets, and Long-Lived Assets

At April 26, 2008, goodwill and intangible assets represented approximately 64.5% of our total assets. Determining the recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired.

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

During fiscal 2007, we recorded a $13.1 million goodwill impairment charge, a $10.4 million intangible asset impairment charge and a $0.3 million impairment of property, plant and equipment related to the SSM business unit in addition to a $25.6 million goodwill impairment charge related to SSM recorded in fiscal 2006. As of April 27, 2007, no remaining goodwill or intangible assets were recorded as assets related to SSM. The impairment was the result of deteriorating financial performance. During the fourth quarter of fiscal 2007, the Board of Directors authorized the sale of SSM which was completed in the fourth quarter of fiscal 2008. We have reflected SSM as a discontinued operation in the accompanying consolidated statements of operations under Item 8.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Our borrowings under our credit facility and our discount expense related to our accounts receivable securitization are primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to average 100 basis points higher during fiscal 2008, pre-tax earnings would have decreased by approximately $1.6 million. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding and the average advanced under the accounts receivable securitization facility during fiscal 2008. The estimated fair value of long-term debt approximated its carrying value at April 26, 2008, with the exception of our convertible debt which at April 26, 2008 had a carrying value of $333.0 million and a fair market value of $303.4 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of School Specialty, Inc.
Greenville, Wisconsin

We have audited the accompanying consolidated balance sheets of School Specialty, Inc. and subsidiaries (the “Company”) as of April 26, 2008 and April 28, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 26, 2008. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of School Specialty, Inc. and subsidiaries as of April 26, 2008 and April 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended April 26, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, on April 30, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment.

As discussed in Note 9 to the consolidated financial statements, on April 29, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 26, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 23, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

June 23, 2008

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 26, 2008	April 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$4,034	$2,386
Accounts receivable, less allowance for doubtful accounts of $4,235 and $4,801, respectively	77,591	65,900
Inventories	149,548	177,319
Deferred catalog costs	14,845	14,848
Prepaid expenses and other current assets	18,857	16,548
Refundable income taxes	9,288	1,850
Deferred taxes	15,726	10,201

Total current assets	289,889	289,052
Property, plant and equipment, net	77,311	77,345
Goodwill	543,630	534,488
Intangible assets, net	176,771	183,660
Development costs and other	29,726	26,334

Total assets	$1,117,327	$1,110,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$133,628	$133,590
Accounts payable	64,340	77,794
Accrued compensation	19,476	14,709
Deferred revenue	6,641	5,464
Other accrued liabilities	30,593	23,392

Total current liabilities	254,678	254,949
Long-term debt - less current maturities	312,210	293,139
Deferred taxes	70,671	50,101
Other liabilities	1,080	145

Total liabilities	638,639	598,334

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 23,631,135 and 23,310,461 shares issued, respectively	24	23
Capital paid-in excess of par value	380,073	367,068
Treasury stock, at cost - 4,922,610 and 2,126,121 shares, respectively	(171,387)	(76,508)
Accumulated other comprehensive income	25,158	17,763
Retained earnings	244,820	204,199

Total shareholders’ equity	478,688	512,545

Total liabilities and shareholders’ equity	$1,117,327	$1,110,879

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	For the Fiscal Year Ended
	April 26, 2008	April 28, 2007	April 29, 2006
	(52 weeks)	(52 weeks)	(52 weeks)
Revenues	$1,087,903	$1,043,152	$977,302
Cost of revenues	626,661	597,515	568,623

Gross profit	461,242	445,637	408,679
Selling, general and administrative expenses	361,754	351,839	349,302
Merger-related expenses	—	—	5,202

Operating income	99,488	93,798	54,175
Other (income) expense:
Interest expense	19,857	22,203	19,314
Interest income	(28)	(117)	(128)
Other	5,718	6,019	4,160

Income before provision for income taxes	73,941	65,693	30,829
Provision for income taxes	28,129	26,468	12,581

Earnings from continuing operations	45,812	39,225	18,248
Loss from operations of discontinued School Specialty
Media business unit, net of income taxes	(4,691)	(21,179)	(18,187)

Net income	$41,121	$18,046	$61

Weighted average shares outstanding:
Basic	20,196	21,873	22,898
Diluted	20,708	22,545	23,739
Basic earnings per share of common stock:
Earnings from continuing operations	$2.27	$1.79	$0.80
Loss from discontinued operations	$(0.23)	$(0.96)	$(0.80)

Total	$2.04	$0.83	$0.00

Diluted earnings per share of common stock:
Earnings from continuing operations	$2.21	$1.74	$0.77
Loss from discontinued operations	$(0.22)	$(0.94)	$(0.77)

Total	$1.99	$0.80	$0.00

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 and APRIL 29, 2006

(In Thousands)

	Common Stock		Capital Paid- in Excess of Par Value	Treasury Stock, at Cost	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income
	Shares	Dollars
Balance at April 30, 2005	22,851	23	349,421	—	9,009	186,092	544,545
Issuance of common stock in conjunction with stock option exercises	111	—	2,871				2,871
Tax benefit on option exercises			573				573
Foreign currency translation adjustment					5,683		5,683	$5,683
Net income						61	61	61

Total comprehensive income								$5,744

Balance at April 29, 2006	22,962	$23	$352,865	$—	$14,692	$186,153	$553,733
Issuance of common stock in conjunction with stock option exercises	348	—	7,798				7,798
Tax benefit on option exercises			1,898				1,898
Share-based compensation expense			4,507				4,507
Treasury stock purchases				(76,508)			(76,508)
Foreign currency translation adjustment					3,071		3,071	$3,071
Net income						18,046	18,046	18,046

Total comprehensive income								$21,117

Balance at April 28, 2007	23,310	$23	$367,068	$(76,508)	$17,763	$204,199	$512,545

Adoption of FIN 48						(500)	(500)
Issuance of common stock in conjunction with stock option exercises	321	1	5,558				5,559
Tax benefit on option exercises			1,957				1,957
Share-based compensation expense			5,490				5,490
Treasury stock purchases				(94,879)			(94,879)
Foreign currency translation adjustment					7,395		7,395	$7,395
Net income						41,121	41,121	41,121

Total comprehensive income								$48,516

Balance at April 26, 2008	23,631	$24	$380,073	$(171,387)	$25,158	$244,820	$478,688

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fiscal Year Ended
	April 26, 2008	April 28, 2007	April 29, 2006
	(52 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$41,121	$18,046	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	25,348	25,843	23,382
Amortization of development costs	8,963	6,237	4,610
Amortization of debt fees and other	1,959	1,361	1,493
Loss on disposal of School Specialty Media business unit, net	1,519	—	—
Impairment charge	—	29,000	26,600
Share-based compensation expense	5,490	4,507	—
Deferred taxes	14,924	(1,630)	(3,887)
Loss on disposal of property, equipment and other	263	292	424
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Change in amounts sold under receivables securitization, net	—	—	2,800
Accounts receivable	(12,688)	(5,995)	22,313
Inventories	23,234	(19,503)	601
Deferred catalog costs	(2,294)	6,291	469
Prepaid expenses and other current assets	(4,134)	14,124	(7,087)
Accounts payable	(13,702)	2,874	11,802
Accrued liabilities	13,703	9,413	(6,740)

Net cash provided by operating activities	103,706	90,860	76,841

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(5,828)	—	(271,560)
Additions to property, plant and equipment	(17,723)	(18,169)	(15,694)
Investment in intangible and other assets	—	(202)	(4,391)
Investment in product development costs	(10,849)	(9,684)	(10,321)
Proceeds from business dispositions	1,350	—	453
Proceeds from disposal of property, plant and equipment	375	1,013	245

Net cash used in investing activities	(32,675)	(27,042)	(301,268)

Cash flows from financing activities:
Proceeds from convertible debt offering	—	200,000	—
Proceeds from bank borrowings	691,200	704,400	2,275,000
Repayment of debt and capital leases	(672,091)	(894,878)	(2,053,574)
Purchase of treasury stock	(94,879)	(76,508)	—
Payment of debt fees and other	—	(5,223)	(1,660)
Proceeds from exercise of stock options	5,559	7,798	2,871
Excess income tax benefit from exercise of stock options	828	576	—

Net cash provided by (used in) financing activities	(69,383)	(63,835)	222,637

Net increase (decrease) in cash and cash equivalents	1,648	(17)	(1,790)
Cash and cash equivalents, beginning of period	2,386	2,403	4,193

Cash and cash equivalents, end of period	$4,034	$2,386	$2,403

Supplemental disclosures of cash flow information:
Interest paid	$20,573	$17,610	$17,703
Income taxes paid	$12,965	$3,443	$10,344

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In Thousands)

The Company paid cash in connection with certain business combinations accounted for under the purchase method in the fiscal years ended April 26, 2008 and April 29, 2006. There was no cash paid in connection with business combinations during the fiscal year ended April 28, 2007. The fair values of the assets and liabilities of the acquired companies are presented as follows:

	For the Fiscal Year Ended
	April 26, 2008	April 29, 2006
	(52 weeks)	(52 weeks)
Accounts receivable	$—	$24,829
Inventories	256	22,139
Prepaid expenses and other current assets	—	3,785
Property, plant and equipment	—	4,042
Goodwill (2)	2,972	124,041
Intangible assets (2)	1,600	109,326
Other assets	1,000	118
Short-term debt and capital lease obligations	—	(25)
Accounts payable	—	(6,934)
Accrued liabilities	—	(9,586)
Long-term debt and capital lease obligations	—	(85)
Other liabilities	—	(190)

Net assets acquired (1)	$5,828	$271,460

(1)	Fiscal 2006 cash paid in acquisitions, net of cash acquired, as reported within cash flows from investing activities includes a deferred purchase price payment of $100 related to the October 2001 acquisition of Premier Science.
(2)	During fiscal 2007, valuations of the intangible assets acquired in the purchase of Delta Education LLC were finalized. As a result, the Company increased intangible assets recorded by $38,544 from what is reflected in the table with an offsetting decrease to goodwill.

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

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

The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of School Specialty, Inc., its subsidiaries and the companies acquired in business combinations from their respective dates of acquisition. All inter-company accounts and transactions have been eliminated.

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

Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in April in each year. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2008,” “fiscal 2007” and “fiscal 2006” refer to the Company’s fiscal years ended April 26, 2008, April 28, 2007 and April 29, 2006, respectively, and each of these years represent 52 weeks.

Cash and Cash Equivalents

The Company considers cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories, which consist primarily of products held for sale, are stated at the lower of cost or market on a first-in, first-out basis. Reserves recorded related to inventories were $12,301 and $11,634 as of April 26, 2008 and April 28, 2007, respectively.

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

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

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

Impairment of Long-Lived Assets

As required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment, definite-lived intangible assets and development costs for impairment if events or circumstances indicate an asset might be impaired. The Company assesses impairment based on undiscounted cash flows and records any impairment based on estimated fair value determined using discounted cash flows. The Company recorded a $14,349 and a $1,000 impairment charge related to long-lived assets of SSM in fiscal 2007 and 2006, respectively. See Note 3.

Development Costs

Development costs represent external and internal costs incurred in the development of a master copy of a book, workbook, video or other supplemental educational materials and products. The Company capitalizes development costs and amortizes these costs into costs of revenues over the lesser of five years or the product’s life cycle in amounts proportionate to expected revenues. At April 26, 2008 and April 28, 2007, net development costs totaled $19,103 and $17,982, respectively, and are included as a component of development costs and other assets in the consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, including retained interests in securitized receivables, accounts payable, and accrued liabilities approximate fair value given the short maturity of these instruments. The estimated fair value of the credit facility approximated its carrying value at April 26, 2008 and April 28, 2007 given the variable interest rates included with this facility. The Company’s convertible debt had a carrying value of $333,000 and a fair market value of $303,436 at April 26, 2008, and a carrying value of $333,000 and a fair market value of $326,660 at April 28, 2007, as determined using the closing bid prices as reported on the National Association of Securities Dealers, Inc.’s Portal Market on April 26, 2008 and April 28, 2007, respectively. The Company’s sale-leaseback obligations had a carrying value of $15,598 and $16,154 and a fair market value of $17,258 and $17,214 at April 26, 2008 and April 28, 2007, respectively, as determined using estimated interest rates available at April 26, 2008 and April 28, 2007 for similar long-term borrowings.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

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

Concentration of Credit Risks

The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are school districts and schools. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2008, 2007 and 2006, no customer represented more than 10% of revenues or accounts receivable.

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

Deferred Catalog Costs

Deferred catalog costs represent costs which have been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. Deferred catalog costs are amortized in amounts proportionate to expected revenues over the life of the catalog, which is one year or less. Amortization expense related to deferred catalog costs is included in the consolidated statements of operations as a component of selling, general and administrative expenses. Such amortization expense for fiscal years 2008, 2007 and 2006 was $25,676, $28,141 and $29,132, respectively.

Restructuring

The Company accounts for restructuring costs associated with the closure or disposal of distribution centers in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” During fiscal 2006, $4,002 of expenses related to severance and lease costs was incurred. At April 28, 2007, there was $225 of accrued restructuring costs recorded in other accrued liabilities on the consolidated balance sheet primarily related to lease exit costs of the Southaven, Mississippi distribution center. No restructuring liabilities were recorded as of April 26, 2008.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

Shipping and Handling Costs

The Company accounts for shipping and handling costs billed to customers as a component of revenues. The Company accounts for shipping and handling costs incurred as a cost of revenues for shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for shipping and handling costs incurred as a selling, general and administrative expense. The amount of shipping and handling costs included in selling, general and administrative expenses for fiscal years 2008, 2007 and 2006 was $47,695, $49,128 and $44,967, respectively.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires an issuer of certain convertible debt instruments to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company at the beginning of fiscal 2010 (April 26, 2009) and requires retrospective application to all periods presented during which any such convertible debt instruments were outstanding. The Company expects FSP APB 14-1 to have a negative impact on historical results of operations when applied retrospectively and future operating results as long as the Company continues to have convertible debentures outstanding primarily as a result of the recognition of increased non-cash interest expense. The Company is currently evaluating the full impact of adoption of FSP APB 14-1 on its financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. SFAS No. 161 does not change the accounting treatment for derivative instruments and is effective for us at the beginning of fiscal 2010. The Company is currently evaluating the impact of the disclosure requirements of SFAS No. 161.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also states that acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. SFAS No. 141(R) will be effective for the Company at the beginning of fiscal 2010 (April 26, 2009).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 will be effective for the Company at the beginning of fiscal 2010 (April 26, 2009). The Company is currently evaluating the requirements of SFAS No. 160 and does not expect adoption to have a material impact, if any, on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity is engaged. SFAS No. 157 is effective for the Company at the beginning of fiscal 2009 (April 27, 2008), although early adoption is permitted. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS No. 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 does not change requirements for recognizing and measuring dividend income, interest income or interest expense. SFAS No. 159 is effective for the Company at the beginning of fiscal 2009 (April 27, 2008), although early adoption was permitted. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

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

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

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

On April 25, 2008, the Company completed the sale and ultimate disposal of substantially all remaining assets of SSM for proceeds of $8,597, of which $1,350 was received in cash prior to the end of fiscal 2008. The Company expects to receive additional cash proceeds of $1,685 during the first half of fiscal 2009, and signed a note receivable of $5,562 with installment payments to be received over the next three years, including $1,300 during fiscal 2009. In addition to the remaining proceeds receivable at April 26, 2008, the Company also has $2,052 of current liabilities primarily related to severance and other compensation costs of former SSM employees and other expenses incurred as a result of the sale of SSM.

The sale and ultimate disposal of substantially all assets of SSM resulted in a loss of $5,074 ($1,519 net of income taxes). In conjunction with the transaction, the Company committed to donating approximately $4,600 of inventory which resulted in an income tax benefit of $3,341 due to the favorable tax treatment of certain inventory charitable donations.

In accordance with SFAS No. 144, the Company has reflected the impairment charges, operations and disposal of SSM as discontinued operations in the accompanying consolidated statements of earnings for all periods presented. The accompanying consolidated balance sheets include the following assets and liabilities of SSM at April 28, 2007 and April 29, 2006:

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

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

The following table illustrates the amounts of revenues and earnings (losses) reported in discontinued operations in the accompanying consolidated statements of operations:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(52 weeks)	(52 weeks)	(52 weeks)
Revenues	$16,830	$25,358	$38,427
Loss from operations of SSM	(5,156)	(5,437)	(2,972)
Loss from disposal of SSM	(5,074)	—	—
Impairment charge	—	(29,000)	(26,600)

Loss from discontinued operations before income taxes	(10,230)	(34,437)	(29,572)
Benefit from income taxes	(5,539)	(13,258)	(11,385)

Loss from discontinued operations, net of income taxes	$(4,691)	$(21,179)	$(18,187)

NOTE 4—BUSINESS COMBINATIONS

Fiscal 2008

During the third quarter of fiscal 2008, the Company completed the acquisition of Sitton Spelling (“Sitton”) from Egger Publishing, Inc. for an all-cash, aggregate purchase price of $5,828. Sitton offers spelling and word skills programs to help educators in the area of reading intervention. Sitton also has professional development programs for educators through nationwide seminars conducted by independent trainers. This business will be integrated into the Company’s Educator’s Publishing Service business within the Specialty segment. Net assets acquired included $256 of current assets, $1,000 of capitalized product development costs, $1,600 of amortizable intangible assets and $2,972 of goodwill, all of which are deductible for tax purposes. The results of Sitton have been included in the accompanying consolidated financial statements since the date of acquisition and would not have had a material effect on the Company’s overall performance on a pro forma basis and did not have a material effect on the Company’s fiscal 2008 performance.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

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

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, including the range of useful lives, excluding goodwill:

April 26, 2008	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,236	$(13,390)	$22,846
Publishing rights (15 to 25 years)	106,510	(13,175)	93,335
Non-compete agreements (3.5 to 10 years)	8,043	(5,092)	2,951
Tradenames and trademarks (5 to 30 years)	3,024	(509)	2,515
Order backlog and other (less than 1 to 13 years)	3,221	(1,494)	1,727

Total amortizable intangible assets	157,034	(33,660)	123,374

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$210,431	$(33,660)	$176,771

April 28, 2007	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,014	$(11,012)	$25,002
Publishing rights (15 to 25 years)	105,010	(8,519)	96,491
Non-compete agreements (3.5 to 10 years)	8,576	(4,728)	3,848
Tradenames and trademarks (5 to 30 years)	3,034	(360)	2,674
Order backlog and other (less than 1 to 13 years)	3,666	(1,418)	2,248

Total amortizable intangible assets	156,300	(26,037)	130,263

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$209,697	$(26,037)	$183,660

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

Intangible asset amortization expense included in selling, general and administrative expenses for fiscal years 2008, 2007 and 2006 was $8,662, $9,308 and $6,942, respectively.

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

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is:

2009	$8,460
2010	8,343
2011	8,029
2012	7,851
2013	7,448

The following information presents changes to goodwill during the two-year period ended April 26, 2008:

Segment	Balance at April 29, 2006	Fiscal 2007 Acquisitions	Adjustments	Balance at April 28, 2007	Fiscal 2008 Acquisitions	Adjustments	Balance at April 26, 2008
Specialty	$417,308	$—	$(47,963)	$369,345	$2,972	$6,170	$378,487
Essentials	165,143	—	—	165,143	—	—	165,143

Total	$582,451	$—	$(47,963)	$534,488	$2,972	$6,170	$543,630

The Specialty segment adjustments during fiscal 2007 of $(47,963) are comprised of a $(37,777) purchase price adjustment for the finalization of the valuation of intangible and other assets and liabilities acquired from Delta, a $(13,051) impairment charge related to SSM, $2,765 related to foreign currency translation, and $100 for a deferred purchase price payment related to the acquisition of Premier Science. The Specialty segment adjustments during fiscal 2008 of $6,170 are comprised of $6,292 related to foreign currency translation and $(122) of adjustments related to goodwill amounts recorded in previous fiscal years.

As a result of the deteriorating financial performance of the SSM business unit during fiscal 2006’s fourth quarter, particularly the video line, the Company performed an interim goodwill impairment test. The Company prepared a fair value assessment of the reporting unit, as defined in SFAS No. 142, using a discounted cash flow approach which includes judgments regarding financial projections, including forecasted cash flows and discount rates, and comparable market values. Utilizing updated operating profit and cash flow assumptions of the SSM business unit, the Company recorded a $25,600 goodwill impairment charge. During the fourth quarter of fiscal 2007, it was determined that SSM was not a core business in the Company’s growth strategy and therefore, the Company would reduce future investment in SSM. On April 12, 2007, the Company’s Board of Directors authorized the Company’s management to proceed with the sale and ultimate disposition of SSM. The Company once again performed an interim goodwill impairment test and as a result, recorded an additional $13,051 goodwill impairment charge. At April 28, 2007, all goodwill originally recorded for the SSM business unit was written off as a result of the impairment charges noted above. See Note 3.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 26, 2008	April 28, 2007
Land	$502	$502
Projects in progress	4,276	3,976
Buildings and leasehold improvements	33,323	33,182
Furniture, fixtures and other	94,670	81,541
Machinery and warehouse equipment	43,983	44,371

Total property, plant and equipment	176,754	163,572
Less: Accumulated depreciation	(99,443)	(86,227)

Net property, plant and equipment	$77,311	$77,345

Depreciation expense related to continuing operations for fiscal years 2008, 2007 and 2006 was $16,407, $15,627 and $15,360, respectively.

NOTE 7—DEBT

Long-Term Debt

Long-term debt consists of the following:

	April 26, 2008	April 28, 2007
Amended and Restated Credit Agreement, maturing in 2011	$97,200	$77,500
3.75% Convertible Subordinated Notes due 2023	133,000	133,000
3.75% Convertible Subordinated Notes due 2026	200,000	200,000
Sale-leaseback obligations, effective rate of 8.97%, expiring in 2020	15,598	16,154
Capital lease obligations	40	75

Total debt	445,838	426,729
Less: Current maturities	(133,628)	(133,590)

Total long-term debt	$312,210	$293,139

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement which replaced the existing credit facility and the $100,000 term loan used as partial financing for the Delta acquisition. The Amended and Restated Credit Agreement matures on February 1, 2011 and provides for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also pays a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at April 26, 2008. The effective interest rate under the credit facility for fiscal 2008 was 7.16%, which includes amortization of the loan origination fees of $312 and

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

commitment fees on unborrowed funds of $642. The effective interest rate under the credit facility for fiscal 2007 was 7.17%, which includes amortization of the loan origination fees of $309 and commitment fees on unborrowed funds of $492. The revolving loan provides for a letter of credit sub-facility of up to $15,000, under which $2,215 was issued and outstanding as of April 26, 2008. As of April 26, 2008 and April 28, 2007, $97,200 and $77,500, respectively, were outstanding on the revolving loan and reflected as non-currently maturing, long-term debt in the accompanying balance sheets.

During 2003, the Company sold an aggregate principal amount of $133,000 of convertible subordinated notes due in 2023. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. The notes carry an annual interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company will make additional payments of interest commencing August 1, 2008. The notes became convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share during fiscal 2006 and are recorded as a current liability. Holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of April 26, 2008. The notes can be redeemed at the option of the Company no earlier than August 7, 2008.

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

Maturities of Long-Term Debt

Maturities of long-term debt, including capital lease obligations, for subsequent fiscal years, are as follows:

2009	$133,628
2010	679
2011	772
2012	98,095
2013	979
Thereafter	211,685

Total maturities of long-term debt	$445,838

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

NOTE 8—SECURITIZATION OF ACCOUNTS RECEIVABLE

The Company and certain of its U.S. subsidiaries entered into an agreement (the “Receivables Facility”) in November 2000 with a financial institution whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed New School, Inc. (“NSI”), a wholly-owned, special purpose, bankruptcy-remote subsidiary. As such, the assets of NSI will be available first and foremost to satisfy the claims of the creditors of NSI. NSI was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. NSI does not meet the conditions of a qualifying Special Purpose Entity and therefore the results of NSI have been included in the Company’s consolidated results for financial reporting purposes. Under the Receivables Facility, the Company and certain subsidiaries transfer without recourse all their accounts receivables to NSI. NSI, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. The Company receives a fee from the financial institution for billing and collection functions, which remain the responsibility of the Company, that approximates fair value of the Company’s obligations. The facility has been amended to extend its expiration to January 28, 2009 and it may be extended further with the financial institution’s consent. In addition, the facility was amended to permit advances up to $175,000 from July 1 through November 30 of each year, and advances up to $75,000 from December 1 through June 30 of each year. The Company’s retained interests in the receivables sold are recorded at fair value, which approximates cost, due to the short-term nature of the receivables sold.

This two-step transaction is accounted for as a sale of receivables under the provision of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” At April 26, 2008 and April 28, 2007, respectively, $50,000 was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from the accompanying consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $5,718, $6,028 and $3,592 and are included in other expenses in the consolidated statement of operations for fiscal years 2008, 2007 and 2006, respectively. Supplemental information related to the accounts receivable securitization transactions is provided below. Proceeds under accounts receivable securitization and collections as servicer of receivables sold have been netted in the accompanying consolidated statements of cash flows under the caption, “Change in amounts sold under receivables securitization, net.”

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(52 weeks)	(52 weeks)	(52 weeks)
Proceeds under accounts receivable securitization	$558,202	$614,033	$492,337
Collections as servicer of receivables sold	(558,202)	(614,033)	(489,537)

Retained interest in accounts receivable at end of period	$80,419	$67,139	$61,511
Cash flows from retained interests	529,922	448,500	518,452

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

NOTE 9—INCOME TAXES

The provision for income taxes consists of:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(52 weeks)	(52 weeks)	(52 weeks)
Current income tax expense from continuing operations:
Federal	$19,246	$13,049	$3,239
State	2,642	1,988	2,261
Foreign	2,079	2,339	2,483

Total	23,967	17,376	7,983
Deferred income tax expense from continuing operations	4,162	9,092	4,598

Total provision for income taxes from continuing operations	28,129	26,468	12,581

Current income tax expense (benefit) from discontinued operations	(16,301)	(2,536)	(2,900)
Deferred income tax expense (benefit) from discontinued operations	10,762	(10,722)	(8,485)

Total provision for (benefit from) income taxes from discontinued operations	(5,539)	(13,258)	(11,385)

Total provision for income taxes	$22,590	$13,210	$1,196

Deferred taxes are comprised of the following:

	April 26, 2008	April 28, 2007
Current deferred tax assets:
Inventory	$8,384	$6,224
Allowance for doubtful accounts	2,105	2,155
Accrued liabilities	5,237	1,655
Accrued restructuring	—	167

Total current deferred tax assets	15,726	10,201

Long-term deferred tax assets (liabilities):
Net operating loss carryforward	3,671	2,701
Property and equipment	(10,422)	(10,665)
Accrued liabilities	(10,447)	(7,388)
Intangible assets	(53,473)	(34,749)

Total long-term deferred tax liabilities	(70,671)	(50,101)

Net deferred tax liabilities	$(54,945)	$(39,900)

At April 26, 2008, the Company has state net operating losses of approximately $84,761, which expire during fiscal years 2009–2026. The Company believes that the realization of the deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods and, accordingly, no valuation reserve has been provided. In fiscal 2008, fiscal 2007 and fiscal 2006, the Company had not recorded U.S. tax provisions of $1,149, $980 and $1,026 relating to $3,283, $2,799 and $3,445 of unremitted earnings from foreign investments, respectively, as these earnings are expected to be reinvested indefinitely.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(52 weeks)	(52 weeks)	(52 weeks)
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.8%	3.2%	3.6%
Foreign income tax	0.2%	1.0%	1.8%
Share-based compensation	0.4%	0.7%	—
Meals and entertainment, inventory donations and other	-1.4%	0.4%	0.4%

Effective income tax rate	38.0%	40.3%	40.8%

The provisions of FIN 48 were effective for the Company at the beginning of fiscal 2008. As a result of the adoption of FIN 48, the Company recognized a $500 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the fiscal 2008 beginning balance of retained earnings.

The Company files income tax returns with the U.S., various U.S. states, and foreign jurisdictions. The most significant tax return the Company files is with the U.S. The Company’s tax returns are no longer subject to examination by the U.S. for fiscal years before 2007. The Company has various state tax audits and appeals in process at any given time. It is not anticipated that any adjustments resulting from tax examinations or appeals would result in a material change to the Company’s financial position or results of operations.

The balance of the Company’s liability for unrecognized income tax benefits subsequent to the recording of the $500 upon adoption of FIN 48 effective April 29, 2007, was $912, all of which would impact the effective tax rate if recognized. As of April 26, 2008, the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, was $1,080, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

The following table summarizes the activity related to the Company’s gross liability for unrecognized tax benefits:

Balance at April 29, 2007	$1,403
Increase related to current year tax positions	202
Expiration of the statute of limitations for tax assessments	(52)
Adjustments to provision related to state assessments	109

Balance at April 26, 2008	$1,662

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

NOTE 10—OPERATING LEASE COMMITMENTS

The Company leases various types of warehouse and office facilities and equipment, under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable operating leases for the Company’s fiscal years are as follows:

2008	$9,184
2009	8,734
2010	7,554
2011	5,324
2012	4,294
Thereafter	37,702

Total minimum lease payments	$72,792

Rent expense related to continuing operations for fiscal 2008, 2007 and 2006, was $10,142, $9,995 and $11,478, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS

The Company sponsors the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. In fiscal 2008, 2007 and 2006, the Company’s matching contribution expense was $2,545, $2,611 and $2,727, respectively.

NOTE 12—SHAREHOLDERS’ EQUITY

Share Repurchase Programs

During fiscal 2008, the Company repurchased a total of 2,797 shares of its outstanding common stock at an aggregate purchase price of $94,879 under Board of Director approved share repurchase authorizations. During fiscal 2007, the Company repurchased a total of 2,126 shares of its outstanding common stock at an aggregate purchase price of $76,508 under Board of Director approved share repurchase authorizations. There were no authorizations outstanding as of April 26, 2008, under which additional shares could be repurchased. On June 12, 2008, the Company’s Board of Directors approved a new share repurchase authorization. See Note 18.

During the two fiscal years ended April 26, 2008, the Company has repurchased a total of 4,923 shares of its issued and outstanding common stock at an aggregate purchase price of $171,387. Common stock acquired through the share repurchase programs is available for general corporate purposes and is reflected as Treasury Stock in the accompanying consolidated balance sheets.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised or otherwise issued. The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Fiscal 2008:
Basic EPS	$41,121	20,196	$2.04

Effect of dilutive employee stock options	—	502
Effect of dilutive non-vested stock units	—	10

Diluted EPS	$41,121	20,708	$1.99

Fiscal 2007:
Basic EPS	$18,046	21,873	$0.83

Effect of dilutive employee stock options	—	672

Diluted EPS	$18,046	22,545	$0.80

Fiscal 2006:
Basic EPS	$61	22,898	$0.00

Effect of dilutive employee stock options	—	841

Diluted EPS	$61	23,739	$0.00

The Company had additional employee stock options outstanding of 1,272, 904, and 0 during fiscal 2008, 2007 and 2006, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

The $133,000, 3.75% convertible subordinated notes have no current impact on the Company’s denominator for computing diluted EPS because, although the notes are currently convertible, the average market price of the Company’s stock during the periods presented was less than the initial conversion price per share. See Note 7.

The $200,000, 3.75% convertible subordinated notes have no current impact on the Company’s denominator for computing diluted EPS because conditions under which the notes may be converted have not been satisfied. See Note 7.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

NOTE 13—SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has two share-based employee compensation plans. On June 10, 1998, the Company’s Board of Directors approved the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) and on August 27, 2002 the Company’s Board of Directors approved the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). Both plans have been approved by the Company’s shareholders. The purpose of the 1998 Plan and the 2002 Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008. Under the 2002 Plan, the maximum number of equity awards available for grant is 1,500 shares.

A summary of option transactions for fiscal 2006, fiscal 2007 and fiscal 2008 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 30, 2005	2,628	$21.38	1,886	$17.55
Granted	477	36.87
Exercised	(111)	25.89
Canceled	(112)	33.35

Balance at April 29, 2006	2,882	$23.29	2,054	$18.67
Granted	560	36.97
Exercised	(348)	22.39
Canceled	(103)	33.17

Balance at April 28, 2007	2,991	$25.62	1,975	$20.00

Granted	123	34.97
Exercised	(321)	17.34
Canceled	(86)	36.18

Balance at April 26, 2008	2,707	$26.69	1,980	$23.01

The following tables detail supplemental information regarding stock options outstanding at April 26, 2008:

	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding	4.23	$17,362
Options vested and expected to vest	4.09	17,362
Options exercisable	2.78	17,362

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$15.00 - $16.06	994	0.20	$15.49	994	$15.49
$17.00 - $24.10	311	2.65	20.87	311	20.87
$27.20 - $31.51	187	6.34	29.18	130	28.13
$34.00 - $36.82	803	7.37	36.05	398	36.00
$37.51 - $59.84	412	8.09	38.73	147	38.74

	2,707	4.23	$26.69	1,980	$23.01

Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one-hundred percent (cumulative) after the third year. The Company has historically issued new shares of common stock to settle shares due upon option exercise. For fiscal 2008, approximately 321 new shares were issued upon the exercise of stock options.

During fiscal 2008, the Company granted 73 non-vested stock unit (“NSU”) awards to certain members of the Company’s management under the amended and restated 2002 Plan. The NSUs are performance-based and vest at the end of a three-year cycle and will result in a payment if performance metrics are achieved at a threshold level or above. The NSUs will be paid in Company common stock with payouts ranging from 80% of the target number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The approximate fair value of awards granted during fiscal 2008 is $2,646, assuming the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to NSU awards ratably over the vesting period adjusted for changes in the expected level of performance on a cumulative basis in the period such determination is made. During the fiscal year ended April 26, 2008, the Company recognized $882 ($540, net of tax) of expense related to NSU awards.

The Company adopted SFAS No. 123(R) using the modified prospective application transition method effective with the beginning of fiscal 2007. Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation in accordance with APB 25. Under APB 25, no employee or director share-based compensation expense was reflected in the Company’s consolidated statements of operations prior to fiscal 2007.

During the fiscal years ended April 26, 2008 and April 27, 2007, the Company recognized $5,490 and $4,507, respectively, in share-based compensation expense which is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. The fiscal 2008 and fiscal 2007 income tax benefit recognized related to share-based compensation expense was $1,787 and $1,233, respectively. The Company recognizes share-based compensation expense on a ratable basis over the vesting period of each award. As of April 26, 2008, total unrecognized share-based compensation expense was $10,666, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.2 years.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

Prior Year Pro Forma Expense

The following table illustrates the effect on net income and earnings per share if the fair value-based method provided by SFAS No. 123 had been applied for all outstanding and unvested awards prior to the adoption of SFAS No. 123(R):

Fiscal 2006
(52 weeks)
Net income, as reported	$61
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,860)

Pro forma net (loss) income	$(2,799)

EPS:
As reported:
Basic	$0.00
Diluted	$0.00
Pro forma:
Basic	$(0.12)
Diluted	$(0.12)

The weighted average fair value of options granted during fiscal 2008, 2007 and 2006, was $12.42, $14.43 and $15.70, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Average-risk free interest rate	4.29%	4.68%	4.40%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	28.94%	32.84%	38.30%
Expected term	5.5 years	5.5 years	5.5 years

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Total intrinsic value of stock options exercised	$5,966	$5,057	$1,493
Cash received from stock option exercises	5,559	7,798	2,871
Income tax benefit from the exercise of stock options	1,957	1,962	579

NOTE 14—SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Specialty and Essentials, which also constitute its reportable segments. The Company operates principally in the United States, with limited Specialty segment operations in Canada. Products supplied within the Specialty segment primarily target specific educational disciplines, such as art, industrial arts, physical education, sciences, and early childhood. This segment also supplies student academic planners, videos, DVDs, published educational materials and sound presentation equipment. Products supplied within the Essentials segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies. Intercompany eliminations represent intercompany sales primarily from our Specialty segment to our Essential segment, and the resulting profit recognized on such intercompany sales.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

The following table presents segment information:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(52 weeks)	(52 weeks)	(52 weeks)
Revenues:
Specialty	$651,731	$591,866	$527,201
Essentials	455,385	471,141	468,757
Corporate and intercompany eliminations	(19,213)	(19,855)	(18,656)

Total	$1,087,903	$1,043,152	$977,302

Operating income (loss) and income before taxes:
Specialty	$106,707	$83,566	$54,075
Essentials	40,210	46,726	45,954
Corporate and intercompany eliminations	(47,429)	(36,494)	(45,854)

Operating income	99,488	93,798	54,175
Interest expense and other	25,547	28,105	23,346

Income before taxes	$73,941	$65,693	$30,829

	April 26, 2008	April 28, 2007	April 29, 2006
Identifiable assets:
Specialty	$766,034	$782,625	$777,660
Essentials	287,233	275,300	261,133
Corporate assets (1)	64,060	37,245	41,579

Total assets of continuing segments	1,117,327	1,095,170	1,080,372
Discontinued operations	—	15,709	50,003

Total	$1,117,327	$1,110,879	$1,130,375

Depreciation and amortization of intangible assets and development costs:
Specialty (1)	$19,208	$18,500	$17,255
Essentials (1)	3,147	3,382	2,928
Corporate	8,749	6,769	5,719

Total continuing segments	31,104	28,651	25,902
Discontinued operations	3,207	3,429	2,090

Total	$34,311	$32,080	$27,992

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Specialty	$10,109	$9,019	$16,161
Essentials	241	75	719
Corporate	14,550	16,974	10,770

Total continuing segments	24,900	26,068	27,650
Discontinued operations	3,672	1,987	2,756

Total	$28,572	$28,055	$30,406

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

(1)	Identifiable corporate assets include distribution related assets of $28,601, $29,919, and $31,116, as of April 26, 2008, April 28, 2007 and April 29, 2006, respectively, for which depreciation is allocated to the Specialty and Essentials segments. Depreciation expense allocated to the Specialty segment was $1,221, $1,284, and $1,385 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Depreciation expense allocated to the Essentials segment was $2,142, $2,279, and $1,797 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

NOTE 16—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for fiscal 2008 and fiscal 2007:

	Fiscal 2008
	First	Second	Third	Fourth	Total
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$386,513	$392,919	$134,839	$173,632	$1,087,903
Gross profit	173,368	167,541	51,688	68,645	461,242
Operating income (loss)	73,223	67,830	(24,871)	(16,694)	99,488
Earnings (loss) from continuing operations, net of income taxes	40,580	36,956	(19,042)	(12,682)	45,812
Loss from discontinued operations, net of income taxes	(259)	(402)	(1,220)	(2,810)	(4,691)
Net income (loss)	40,321	36,554	(20,262)	(15,492)	41,121
Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.92	$1.81	$(0.95)	$(0.66)	$2.27
Loss from discontinued operations	(0.01)	(0.02)	(0.06)	(0.15)	(0.23)

Total	$1.91	$1.79	$(1.01)	$(0.81)	$2.04

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.87	$1.76	$(0.95)	$(0.66)	$2.21
Loss from discontinued operations	(0.01)	(0.02)	(0.06)	(0.15)	(0.22)

Total	$1.86	$1.74	$(1.01)	$(0.81)	$1.99

	Fiscal 2007
	First	Second	Third	Fourth	Total
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$377,071	$371,225	$128,816	$166,040	$1,043,152
Gross profit	167,911	154,821	50,856	72,049	445,637
Operating income (loss)	69,072	56,931	(20,725)	(11,480)	93,798
Earnings (loss) from continuing operations, net of income taxes	37,745	29,644	(16,906)	(11,258)	39,225
Loss from discontinued operations, net of income taxes	(878)	(442)	(1,917)	(17,942)	(21,179)
Net income (loss)	36,867	29,202	(18,823)	(29,200)	18,046
Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.65	$1.33	$(0.79)	$(0.53)	$1.79
Loss from discontinued operations	(0.04)	(0.02)	(0.09)	(0.85)	(0.96)

Total	$1.61	$1.31	$(0.88)	$(1.38)	$0.83

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.60	$1.29	$(0.79)	$(0.53)	$1.74
Loss from discontinued operations	(0.03)	(0.01)	(0.09)	(0.85)	(0.94)

Total	$1.57	$1.28	$(0.88)	$(1.38)	$0.80

The summation of quarterly net income per share may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 26, 2008, APRIL 28, 2007 AND APRIL 29, 2006

(In Thousands, Except Per Share Amounts)

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

NOTE 18—SUBSEQUENT EVENTS

On June 12, 2008 School Specialty, Inc. announced that its Board of Directors approved a new share repurchase program which gives School Specialty the ability to purchase up to $50,000 of its issued and outstanding common stock. Purchases under this program may be made from time to time in open market or privately negotiated transactions. Common stock acquired through the repurchase program will be available for general corporate purposes.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria, management concluded that the Company’s internal control over financial reporting was effective as of April 26, 2008.

The Company’s internal control over financial reporting as of April 26, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated June 23, 2008, which is included herein.

Changes in Internal Controls

During fiscal 2007, the Company began implementation of a common enterprise resource planning (“ERP”) platform. Over a three year period, this platform will replace most of our existing systems. As a result, the Company’s business units will be more closely aligned with standardized processes and internal controls at the completion of the implementation. As of April 26, 2008, seven of the Company’s business units, representing approximately 80% of the Company’s revenues, had been converted to the new ERP system. It is currently estimated that over 90% of the Company’s revenue will be generated by business units converted to the new ERP platform by the end of fiscal 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of School Specialty, Inc.

Greenville, Wisconsin

We have audited the internal control over financial reporting of School Specialty, Inc. and subsidiaries (the “Company”) as of April 26, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 26, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended April 26, 2008 of the Company and our report dated June 23, 2008, expresses an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and included an explanatory paragraph relating to the Company’s adoption of Financial Accounting Standard No. 123(R), Share-Based Payment on April 30, 2006, and the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 on April 29, 2007.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

June 23, 2008

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 19, 2008, under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 19, 2008, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d)	We have adopted a Code of Ethics that applies to our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is posted on our internet website at www.schoolspecialty.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on our internet website.

(e)	There were no material changes in fiscal 2008 to the procedures by which the Company’s shareholders may recommend nominees to the Company’s Board of Directors.

(f)	The Company has a separately-designated standing Audit Committee of its Board of Directors. The Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements. The Audit Committee currently consists of three members, including Mr. Trucksess (Chairman), Mr. Lay and Ms. Dout, each of whom is “independent” under the listing standards of the Nasdaq National Market. Mr. Trucksess, Mr. Lay and Ms. Dout have each been deemed by the Board of Directors to be an “audit committee financial expert” for purposes of the SEC’s rules. The Audit Committee has adopted, and the Board of Directors has approved, a charter for the Audit Committee. The Audit Committee held six meetings in fiscal 2008.

Item 11. Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 19, 2008, under the captions “Executive Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 19, 2008, under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation Discussion and Analysis,” which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 19, 2008, under the captions “Related Party Transactions” and “Corporate Governance,” which information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 19, 2008, under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements (See Part II, Item 8).

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 26, 2008 and April 28, 2007

Consolidated Statements of Operations for the fiscal years ended April 26, 2008, April 28, 2007 and April 29, 2006

Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 26, 2008, April 28, 2007 and April 29, 2006

Consolidated Statements of Cash Flows for the fiscal years ended April 26, 2008, April 28, 2007 and April 29, 2006

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule (See Exhibit 99.1).

Schedule for the fiscal years ended April 26, 2008, April 28, 2007 and April 29, 2006: Schedule II – Valuation and Qualifying Accounts.

(a)(3) Exhibits.

See (b) below

(b) Exhibits.

See the Exhibit Index, which is incorporated by reference herein

(c) Financial Statements Excluded from Annual Report to Shareholders.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 2008.

SCHOOL SPECIALTY, INC.

By:	/s/ DAVID J. VANDER ZANDEN
David J. Vander Zanden
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID N. VANDER PLOEG
David N. Vander Ploeg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Each person whose signature appears below hereby constitutes and appoints David J. Vander Zanden and David N. Vander Ploeg, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ DAVID J. VANDER ZANDEN David J. Vander Zanden	Chief Executive Officer and Director (Principal Executive Officer)	June 24, 2008

/s/ DAVID N. VANDER PLOEG David N. Vander Ploeg	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 24, 2008

/s/ TERRY L. LAY Terry L. Lay	Chairman of the Board	June 24, 2008

/s/ JONATHAN J. LEDECKY Jonathan J. Ledecky	Director	June 24, 2008

/s/ EDWARD C. EMMA Edward C. Emma	Director	June 24, 2008

/s/ HERBERT A. TRUCKSESS, III Herbert A. Trucksess, III	Director	June 24, 2008

/s/ JACQUELINE F. WOODS Jacqueline F. Woods	Director	June 24, 2008

/s/ A. JACQUELINE DOUT A. Jacqueline Dout	Director	June 24, 2008

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Articles of Incorporation of School Specialty, Inc., incorporated herein by reference to Appendix B of the School Specialty, Inc. definitive Proxy Statement dated July 24, 2000.

3.2	Amended Bylaws of School Specialty, Inc., incorporated herein by reference to Exhibit 3.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 29, 2005.

4.1	Indenture dated as of July 18, 2003 between the Company and BNY Midwest Trust Company as Trustee, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 26, 2003.

4.2	Amended & Restated Credit Agreement dated as of February 1, 2006 among School Specialty, Inc. and the guarantors and lenders named therein, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

4.3	Amended and Restated Security Agreement dated as of February 1, 2006 given by School Specialty, Inc. and the other grantors named therein and Bank of America, N.A. as Collateral Agent, incorporated herein by reference to Exhibit 4.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

4.4	Pledge Agreement dated February 1, 2006 given by School Specialty, Inc. and the other pledgors named therein to Bank of America, N.A. as Collateral Agent, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

4.5	Consent dated June 5, 2006 to the Amended & Restated Credit Agreement dated as of February 1, 2006 (Exhibit 4.2), incorporated herein by reference to Exhibit 4.1 of School Specialty Inc.’s Quarterly Report on Form 10-Q for the period ended July 29, 2006.

4.6	Indenture by and between School Specialty, Inc. and The Bank of New York Trust Company, N.A. dated as of November 22, 2006, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Current Report on Form 8-K dated November 22, 2006.

4.7	Resale Registration Rights Agreement by and between School Specialty, Inc. and Banc of America Securities LLC dated as of November 22, 2006, incorporated herein by reference to Exhibit 4.3 of School Specialty Inc.’s Current Report on Form 8-K dated November 22, 2006.

4.8	First Amendment dated December 3, 2007, to the Amended & Restated Credit Agreement dated as of February 1, 2008 among School Specialty, Inc. and the guarantors and lenders named therein, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 26, 2008.

4.9	Certain other long-term debt as described in the Notes to Consolidated Financial Statements. School Specialty, Inc. agrees to furnish the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in the Notes to Consolidated Financial Statements and not filed herewith.

10.1*	Employment Agreement dated November 5, 2002, effective September 1, 2002, between David J. Vander Zanden and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.2*	Employment agreement dated July 11, 2005 between Gregory Cessna and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 29, 2006.

10.3*	Employment agreement dated December 6, 2005 between Steven Korte and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 29, 2006.

Exhibit Number	Document Description
10.4*	Employment agreement dated March 15, 2007 between Thomas M. Slagle and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K filed March 15, 2007.

10.5*	Employment agreement dated April 21, 2008 between David Vander Ploeg and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated April 16, 2008.

10.6*	Amended and Restated 1998 Stock Incentive Plan, amended as of May 5, 2008.

10.7*	Amended and Restated 2002 Stock Incentive Plan, amended as of May 5, 2008.

10.8*	Amended and Restated School Specialty, Inc. Incentive Bonus Plan, amended as of June 13, 2007, incorporated by reference to Appendix A of School Specialty, Inc.’s Proxy Statement on Schedule 14A for the 2007 Annual Meeting filed on July 24, 2007.

10.9	Receivables Purchase Agreement dated November 22, 2000, incorporated herein by reference to Exhibit 10.1(a) of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 27, 2001.

10.10	Amendment No. 1 to the Receivables Purchase Agreement dated as of January 1, 2001, incorporated herein by reference to Exhibit No. 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

10.11	Amendment No. 2 to the Receivables Purchase Agreement dated as of July 13, 2001, incorporated herein by reference to Exhibit No. 10.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

10.12	Amendment No. 3 to the Receivables Purchase Agreement dated as of November 20, 2001, incorporated herein by reference to Exhibit No. 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 27, 2001.

10.13	Amendment No. 4 to the Receivables Purchase Agreement dated as of May 2, 2002, incorporated herein by reference to Exhibit 10.12 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2002.

10.14	Amendment No. 5 to the Receivables Purchase Agreement dated November 19, 2002, incorporated herein by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.15	Amendment No. 6 to the Receivables Purchase Agreement dated April 11, 2003, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s current report Form 8-K dated May 2, 2003.

10.16	Amendment No. 7 to the Receivables Purchase Agreement dated November 17, 2003, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 25, 2003.

10.17	Amendment No. 8 to the Receivables Purchase Agreement dated March 31, 2004, incorporated herein by reference to Exhibit 10.22 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

10.18	Amendment No. 9 to the Receivables Purchase Agreement dated November 16, 2004, incorporated herein by reference to Exhibit 10.23 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 30, 2005.

10.19	Amendment No. 10 and Waiver to the Receivables Purchase Agreement dated April 20, 2005, incorporated herein by reference to Exhibit 10.25 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 30, 2005.

10.20	Amendment No. 11 to the Receivables Purchase Agreement dated November 15, 2005, incorporated herein by reference to Exhibit 4.7 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 29, 2005.

Exhibit Number	Document Description
10.21	Amendment No. 12 to the Receivables Purchase Agreement dated January 15, 2006, incorporated herein by reference to Exhibit 4.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

10.22	Amendment No. 13 to the Receivables Purchase Agreement dated February 1, 2006, incorporated by reference to Exhibit 99.1 of School Specialty, Inc.’s Current Report on Form 8-K dated February 1, 2006.

10.23	Amendment No. 14 to the Receivables Purchase Agreement dated January 31, 2007, incorporated by reference to Exhibit 10.25 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 28, 2007.

10.24	Amendment No. 15 to the Receivables Purchase Agreement dated January 30, 2008, incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 26, 2008.

10.25	Receivables Sale Agreement dated November 22, 2000, incorporated herein by reference to Exhibit 10.1(b) of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 27, 2001.

10.26	Amendment No. 1 to the Receivables Sale Agreement dated as of July 13, 2001 and incorporated herein by reference to Exhibit No. 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 28, 2001.

10.27	Amendment No. 2 to the Receivables Sale Agreement dated April 11, 2003, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s current report Form 8-K dated May 2, 2003.

10.28	Amendment No. 3 to the Receivables Sale Agreement dated April 20, 2005, incorporated herein by reference to Exhibit 10.24 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 30, 2005.

10.29	Agreement between School Specialty, Inc. and MSD Capital, L.P., dated as of April 11, 2006, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated April 11, 2006.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

21.1	Subsidiaries of School Specialty, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

99.1	Schedule II—Valuation and Qualifying Accounts.

*	Management contract or compensatory plan or arrangement.