Form 10-Q
period 2008-07-26
SCHOOL SPECIALTY INC
filed 2008-08-25
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 26, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-24385

SCHOOL SPECIALTY, INC.

(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-0971239
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2008
Common Stock, $0.001 par value	18,784,728

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 26, 2008

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	July 26, 2008	April 26, 2008	July 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,672	$4,034	$3,075
Accounts receivable, less allowance for doubtful accounts of $5,247, $4,235 and $6,045, respectively	241,100	77,591	243,316
Inventories	170,784	149,548	198,868
Deferred catalog costs	11,812	14,845	11,933
Prepaid expenses and other current assets	14,869	18,857	18,756
Refundable income taxes	—	9,288	—
Deferred taxes	16,921	15,726	10,331

Total current assets	461,158	289,889	486,279
Property, plant and equipment, net	75,198	77,311	76,447
Goodwill	543,696	543,630	538,257
Intangible assets, net	174,621	176,771	181,579
Development costs and other	28,723	29,726	25,517

Total assets	$1,283,396	$1,117,327	$1,308,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities—long-term debt	$133,644	$133,628	$133,598
Accounts payable	113,467	64,340	126,898
Accrued compensation	15,523	19,476	17,422
Deferred revenue	8,018	6,641	8,072
Accrued income taxes	10,201	—	19,381
Other accrued liabilities	44,462	30,593	37,588

Total current liabilities	325,315	254,678	342,959
Long-term debt—less current maturities	372,040	312,210	366,987
Deferred taxes	76,415	70,671	53,318
Other liabilities	1,080	1,080	895

Total liabilities	774,850	638,639	764,159

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,194,468, 23,631,135 and 23,392,651 shares issued, respectively	24	24	23
Capital paid-in excess of par value	389,952	380,073	370,244
Treasury stock, at cost—5,420,210, 4,922,610 and 2,571,606 shares, respectively	(186,637)	(171,387)	(92,497)
Accumulated other comprehensive income	25,241	25,158	22,130
Retained earnings	279,966	244,820	244,020

Total shareholders’ equity	508,546	478,688	543,920

Total liabilities and shareholders’ equity	$1,283,396	$1,117,327	$1,308,079

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	July 26, 2008	July 28, 2007
Revenues	$378,794	$386,513
Cost of revenues	214,792	213,145

Gross profit	164,002	173,368
Selling, general and administrative expenses	101,017	100,145

Operating income	62,985	73,223

Other (income) expense:
Interest expense	4,893	5,332
Interest income	(79)	(8)
Other	555	1,209

Income before provision for income taxes	57,616	66,690
Provision for income taxes	22,470	26,110

Earnings from continuing operations	35,146	40,580

Loss from operations of discontinued
School Specialty Media business unit, net of income taxes	—	(259)

Net income	$35,146	$40,321

Weighted average shares outstanding:
Basic	18,840	21,134
Diluted	19,107	21,732

Basic earnings per share of common stock:
Earnings from continuing operations	$1.87	$1.92
Loss from discontinued operations	—	(0.01)

Total	$1.87	$1.91

Diluted earnings per share of common stock:
Earnings from continuing operations	$1.84	$1.87
Loss from discontinued operations	—	(0.01)

Total	$1.84	$1.86

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Three Months Ended
	July 26, 2008	July 28, 2007
Cash flows from operating activities:
Net income	$35,146	$40,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	6,265	6,305
Amortization of development costs	1,773	3,221
Amortization of debt fees and other	510	508
Share-based compensation expense	1,610	1,503
Deferred taxes	4,549	3,087
Loss (gain) on disposal of property, plant and equipment	1	(4)
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Change in amounts sold under receivables securitization, net	—	—
Accounts receivable	(163,527)	(177,390)
Inventories	(21,261)	(21,412)
Deferred catalog costs	3,033	2,915
Prepaid expenses and other current assets	12,034	(298)
Accounts payable	49,184	49,306
Accrued liabilities	25,541	39,626

Net cash used in operating activities	(45,142)	(52,312)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,120)	(3,445)
Proceeds from business dispositions	1,742	—
Investment in product development costs	(1,780)	(2,923)
Proceeds from disposal of property, plant and equipment	45	15

Net cash used in investing activities	(2,113)	(6,353)

Cash flows from financing activities:
Proceeds from bank borrowings	202,900	199,000
Repayment of debt and capital leases	(143,054)	(125,144)
Purchase of treasury stock	(15,250)	(15,989)
Proceeds from exercise of stock options	2,471	1,310
Excess income tax benefit from exercise of stock options	1,826	177

Net cash provided by financing activities	48,893	59,354

Net increase in cash and cash equivalents	1,638	689
Cash and cash equivalents, beginning of period	4,034	2,386

Cash and cash equivalents, end of period	$5,672	$3,075

Supplemental disclosures of cash flow information:
Interest paid	$5,589	$5,363
Income taxes paid	$822	$1,185

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at April 26, 2008 has been derived from School Specialty Inc.’s (“School Specialty” or the “Company”) audited financial statements for the fiscal year ended April 26, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 26, 2008.

Amounts previously reported in Note 12 – Segment Information, under the captions ‘Revenues’ and ‘Operating income (loss) and income before taxes,’ have been reclassified to conform to the current year presentation of inter-segment revenues due to changes in transaction flows between segments as reported in the Company’s internal management reporting.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other accounting principles generally accepted in the United States. FSP 142-3 will be effective for the Company at the beginning of fiscal 2010 (April 26, 2009) and will apply prospectively to intangible assets acquired on or after that date. FSP 142-3 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity is engaged. SFAS No. 157 was effective for the Company at the beginning of fiscal 2009 (April 27, 2008). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS No. 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 does not change requirements for recognizing and measuring dividend income, interest income or interest expense. SFAS No. 159 was effective for the Company at the beginning of fiscal 2009 (April 27, 2008). The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – INCOME TAXES

The provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) were effective for the Company at the beginning of fiscal 2008. As a result of the adoption of FIN 48, the Company recognized a $500 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the fiscal 2008 beginning balance of retained earnings.

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

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at July 26, 2008, April 26, 2008 and July 28, 2007, was $1,080, $1,080 and $912, respectively, all of which would have an impact on the effective tax rate if recognized. The Company expects to pay approximately $450 for resolution of certain state tax issues over the remainder of fiscal 2009, all of which is included in the liability for unrecognized income tax benefits at July 26, 2008. The Company does not expect any other material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 4 – DISCONTINUED OPERATION

During the fourth quarter of fiscal 2008, the Company completed the sale and ultimate disposal of substantially all remaining assets of the School Specialty Media (“SSM”) business unit for proceeds of $8,597, of which $1,350 was received in cash prior to the end of fiscal 2008. The Company received additional cash proceeds of $1,742 during the first quarter of fiscal 2009, and has recorded a note and other receivables of $5,505 as of July 26, 2008, of which $1,743 is expected to be received within one year.

In accordance with SFAS No. 144, the Company has reflected the impairment charges, operations and disposal of SSM as discontinued operations in the accompanying consolidated statements of earnings for all periods presented. The accompanying consolidated balance sheets include the following assets and liabilities of SSM at July 28, 2007:

July 28, 2007
Accounts receivable	$2,696
Inventory	5,989
Prepaid catalog and other current assets	2,656
Property, plant and equipment	183
Goodwill and other intangible assets, net	—
Product development costs	3,598

Total assets	$15,122

Total current liabilities	$1,209

The following table illustrates the amounts of revenues and earnings (losses) reported in discontinued operations in the accompanying consolidated statements of operations:

For the Three Months Ended July 28, 2007
Revenues	$5,346

Earnings (loss) from discontinued operations before income taxes	(421)
Provision for (benefit from) income taxes	(162)

Earnings (loss) from discontinued operations, net of income taxes	$(259)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 5 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity during the three months ended July 26, 2008 were as follows:

Shareholders’ equity balance at April 26, 2008	$478,688
Net income	35,146
Share-based compensation expense	1,610
Issuance of common stock upon exercises of stock options, net	2,471
Tax benefit on option exercises	5,798
Purchase of treasury shares	(15,250)
Foreign currency translation adjustment	83

Shareholders’ equity balance at July 26, 2008	$508,546

Comprehensive income for the periods presented in the condensed consolidated statement of operations was as follows:

	July 26, 2008	July 28, 2007
Net income	$35,146	$40,321
Foreign currency translation adjustment	83	4,367

Total comprehensive income	$35,229	$44,688

NOTE 6 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended July 26, 2008:
Basic EPS	$35,146	18,840	$1.87

Effect of dilutive stock options	—	251
Effect of dilutive non-vested stock units	—	16

Diluted EPS	$35,146	19,107	$1.84

Three months ended July 28, 2007:
Basic EPS	$40,321	21,134	$1.91

Effect of dilutive stock options	—	598

Diluted EPS	$40,321	21,732	$1.86

The Company had additional stock options outstanding of 1,344 and 1,252 during the three months ended July 26, 2008 and July 28, 2007, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The $133,000, 3.75% convertible subordinated notes have no current impact on the Company’s denominator for computing diluted EPS because, although the notes are currently convertible, the average market price of the Company’s stock during the periods presented was less than the initial conversion price per share. See Note 10.

The $200,000, 3.75% convertible subordinated notes have no current impact on the Company’s denominator for computing diluted EPS because conditions under which the notes may be converted have not been satisfied. See Note 10.

NOTE 7 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has two share-based employee compensation plans under which awards were outstanding as of July 26, 2008. On June 10, 1998, the Company’s Board of Directors approved the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) and on August 27, 2002 the Company’s Board of Directors approved the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). Both plans have been approved by the Company’s shareholders. The purpose of the 1998 Plan and the 2002 Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008. Under the 2002 Plan, the maximum number of equity awards available for grant is 1,500 shares. On June 24, 2008, the Company’s Board of Directors approved the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008” Plan), which was approved by shareholders on August 19, 2008. The maximum number of awards available for grant is 2,000 shares.

A summary of option activity during the three months ended July 26, 2008 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 26, 2008	2,707	$26.69	1,980	$23.01
Granted	138	30.46
Exercised	(1,015)	16.27
Canceled	(22)	36.10

Balance at July 26, 2008	1,809	$32.71	1,022	$30.36

The following tables detail supplemental information regarding stock options outstanding at July 26, 2008:

	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Options outstanding	6.56 years	$4,816
Options vested and expected to vest	6.46 years	4,783
Options exercisable	5.06 years	4,523

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price
$15.00 - $24.10	323	2.24	$19.46	323	$19.46
$24.11 - $31.58	318	7.66	30.09	117	28.86
$31.59 - $36.82	763	7.18	36.21	429	35.98
$36.83 - $59.84	405	7.97	38.75	153	38.73

	1,809	6.56	$32.71	1,022	$30.36

Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one-hundred percent (cumulative) after the third year. Prior to fiscal 2009, the Company issued new shares of common stock to settle shares due upon option exercise. In fiscal 2009, the Company’s option plans were amended to allow for the net settlement of the exercise price and related employee tax withholding liabilities for non-qualified stock option exercises. For the three months ended July 26, 2008, approximately 563 new shares were issued upon the exercise of stock options, 449 shares were tendered for exercise, and 3 shares were surrendered to satisfy employee tax liabilities.

During the first quarter of 2009 and 2008, respectively the Company granted 78 and 69 non-vested stock unit (“NSU”) awards to members of the Company’s management under the 2002 Plan. The NSUs are performance-based and vest at the end of a three-year cycle and will result in a payment if targeted metrics are achieved at a threshold level or above. The NSUs will be settled in shares of Company common stock with actual shares awarded ranging from 80% of the target number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The approximate fair value of awards granted during the first quarter of 2009 is $2,404 provided the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to performance-based NSU awards on a straight-line basis over the vesting period adjusted for changes in the expected level of performance. During the three months ended July 26, 2008 and July 28, 2007, the Company recognized $406 ($248 net of tax) and $208 ($127 net of tax) of expense related to performance-based NSU awards.

During the first quarter of 2009, the Company granted 7 time-based NSU awards to independent members of the Company’s Board of Directors with an approximate fair value of $203. The awards vest one year from the date of grant and the Company is recognizing share-based compensation expense related to time-based NSU awards on a straight-line basis over the vesting period. During the three months ended July 26, 2008, the Company recognized $51 ($31 net of tax) of expense related to time-based NSU awards.

The Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective application transition method.

During the three months ended July 26, 2008 and July 28, 2007, the Company recognized $1,610 ($1,153 related to stock options and $457 related to NSU awards) and $1,503 ($1,295 related to stock options and $208 related to NSU awards), respectively, in share-based compensation expense, which is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The income tax benefit recognized related to share-based compensation expense was $582 and $483 for the three months ended July 26, 2008 and July 28, 2007, respectively. The Company recognizes share-based compensation expense ratably over the vesting period of each award.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

As of July 26, 2008, total unrecognized share-based compensation expense related to stock options was $8,929, net of estimated forfeitures, and total unrecognized share-based compensation expense related to NSUs was $3,840, which the Company expects to recognize over a weighted average period of approximately 2.4 years.

The weighted average fair value of options granted during the three months ended July 26, 2008 and July 28, 2007 was $9.81 and $13.39, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended
	July 26, 2008	July 28, 2007
Average-risk free interest rate	3.50%	5.19%
Expected dividend yield	—	—
Expected volatility	26.86%	29.53%
Expected term	5.5 years	5.5 years

	For the Three Months Ended
	July 26, 2008	July 28, 2007
Total intrinsic value of stock options exercised	$15,007	$1,648
Cash received from stock option exercises	$2,471	$1,310
Income tax benefit from the exercise of stock options	$5,798	$363

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

July 26, 2008	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,238	$(13,971)	$22,267
Publishing rights (15 to 25 years)	106,510	(14,359)	92,151
Non-compete agreements (3.5 to 10 years)	7,504	(4,770)	2,734
Tradenames and trademarks (10 to 30 years)	3,024	(548)	2,476
Order backlog and other (less than 1 to 13 years)	3,221	(1,625)	1,596

Total amortizable intangible assets	156,497	(35,273)	121,224
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$209,894	$(35,273)	$174,621

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

April 26, 2008	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,236	$(13,390)	$22,846
Publishing rights (15 to 25 years)	106,510	(13,175)	93,335
Non-compete agreements (3.5 to 10 years)	8,043	(5,092)	2,951
Tradenames and trademarks (10 to 30 years)	3,024	(509)	2,515
Order backlog and other (less than 1 to 13 years)	3,221	(1,494)	1,727

Total amortizable intangible assets	157,034	(33,660)	123,374

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$210,431	$(33,660)	$176,771

July 28, 2007	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,147	$(11,626)	$24,521
Publishing rights (15 to 25 years)	105,010	(9,674)	95,336
Non-compete agreements (3.5 to 10 years)	8,606	(5,033)	3,573
Tradenames and trademarks (10 to 30 years)	3,034	(400)	2,634
Order backlog and other (less than 1 to 13 years)	3,666	(1,548)	2,118

Total amortizable intangible assets	156,463	(28,281)	128,182
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$209,860	$(28,281)	$181,579

Intangible amortization expense included in selling, general and administrative expense for the three months ended July 26, 2008 and July 28, 2007 was $2,151 and $2,184, respectively.

Intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2009 is estimated to be:

Fiscal 2009 (nine months remaining)	$6,291
Fiscal 2010	8,329
Fiscal 2011	8,016
Fiscal 2012	7,843
Fiscal 2013	7,448
Fiscal 2014	7,300

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following information presents changes to goodwill during the period beginning July 28, 2007 through July 26, 2008:

Segment	Balance at July 28, 2007	Fiscal 2008 Acquisitions	Adjustments	Balance at April 26, 2008	Fiscal 2009 Acquisitions	Adjustments	Balance at July 26, 2008
Specialty	$373,114	$2,972	$2,401	$378,487	$—	$66	$378,553
Essentials	165,143	—	—	165,143	—	—	165,143

Total	$538,257	$2,972	$2,401	$543,630	$—	$66	$543,696

The Specialty segment adjustments during the period July 28, 2007 to April 26, 2008 of $2,401 are comprised of $2,523 of foreign currency translation and $(122) of adjustments related to goodwill amounts recorded in previous periods.

The Specialty segment adjustments during the three months ended July 26, 2008 are comprised of $66 of foreign currency translation.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 26, 2008	April 26, 2008	July 28, 2007
Land	$502	$502	$502
Projects in progress	3,542	4,276	6,077
Buildings and leasehold improvements	33,338	33,323	33,543
Furniture, fixtures and other	96,918	94,670	82,140
Machinery and warehouse equipment	44,176	43,983	44,604

Total property, plant and equipment	178,476	176,754	166,866
Less: Accumulated depreciation	(103,278)	(99,443)	(90,419)

Net property, plant and equipment	$75,198	$77,311	$76,447

Depreciation expense for the three months ended July 26, 2008 and July 28, 2007 was $4,114 and $4,121, respectively.

NOTE 10 – DEBT

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement matures on February 1, 2011 and provides for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also pays a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at July 26, 2008. The effective interest rate under the credit facility for the first quarter of fiscal 2009 was 4.48%, which includes amortization of the loan origination fees of $78 and commitment fees on unborrowed funds of $133. The effective interest rate under the credit facility for the first quarter of fiscal 2008 was 7.85%, which includes amortization of the loan origination fees of $78 and commitment fees on unborrowed funds of $154. The revolving loan provides for a letter of credit sub-facility of up to $15,000, under which $1,965 was issued and outstanding as of July 26,

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

2008. As of July 26, 2008, April 26, 2008 and July 28, 2007, respectively, $157,200, $97,200 and $151,500 was outstanding on the revolving loan and reflected as non-currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. No borrowings have been made on the term loan since inception.

During 2003, the Company sold an aggregate principal amount of $133,000 of convertible subordinated notes due in 2023. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. The notes carry an annual interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company may be required to make additional payments of interest. The notes became convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share during fiscal 2006 and are recorded as a current liability. Holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of July 26, 2008. The notes are currently redeemable at the option of the Company.

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

NOTE 11 – SECURITIZATION OF ACCOUNTS RECEIVABLE

The Company and certain of its U.S. subsidiaries entered into an agreement (the “Receivables Facility”) in November 2000 with a financial institution whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed New School, Inc. (“NSI”), a wholly-owned, special purpose, bankruptcy-remote subsidiary. As such, the assets of NSI will be available first and foremost to satisfy the claims of the creditors of NSI. NSI was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. NSI does not meet the conditions of a qualifying Special Purpose Entity and therefore the results of NSI have been included in the Company’s consolidated results for financial reporting purposes. Under the Receivables Facility, the Company and certain subsidiaries transfer without recourse all their accounts receivables to NSI. NSI, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. The Company receives a fee from the financial institution for billing and collection functions, which remain the responsibility of the Company, which approximates fair value of the Company’s obligations. The facility has been amended to extend its expiration to January 28, 2009 and it may be extended further with the financial institution’s consent. In addition, the facility was amended to permit advances up to $175,000 from July 1 through November 30 of each year, and advances up to $75,000 from December 1 through June 30 of each year. The Company’s retained interests in the receivables sold are recorded at fair value, which approximates cost, due to the short-term nature of the receivables sold.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

This two-step transaction is accounted for as a sale of receivables under the provision of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” At July 26, 2008, April 28, 2007, and July 28, 2007, respectively, $50,000 was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from the accompanying consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $555 and $1,208 are included in other expenses in the accompanying condensed consolidated statement of operations for three months ended July 26, 2008 and July 28, 2007, respectively. Supplemental information related to the accounts receivable securitization transactions is provided below. Proceeds under accounts receivable securitization and collections as servicer of receivables sold have been netted in the accompanying consolidated statements of cash flows under the caption, “Change in amounts sold under receivables securitization, net.”

	Three Months Ended
	July 26, 2008	July 28, 2007
Proceeds under accounts receivable securitization	$111,823	$116,288
Collections as servicer of receivables sold	(111,823)	(116,288)

Retained interest in accounts receivable at end of period	$238,981	$237,648
Cash flows from retained interests	108,358	104,979

NOTE 12 – SEGMENT INFORMATION

The Company’s business activities are organized around two principal business segments, Specialty and Essentials, and operate principally in the United States, with limited Specialty segment operations in Canada. Both internal and external reporting conform to this organizational structure, with no significant differences in accounting policies applied. The Company evaluates the performance of its segments and allocates resources to them based on revenue growth and profitability. Products supplied within the Specialty segment primarily target specific educational disciplines, such as art, industrial arts, physical education, sciences and early childhood. This segment also supplies student academic planners, published educational materials and sound presentation equipment. Products supplied within the Essentials segment include consumables (consisting of classroom supplies, instructional materials, educational games, art supplies and school forms), school furniture and indoor and outdoor equipment. Intercompany eliminations represent intercompany sales between our Specialty and Essentials segments, and the resulting profit recognized on such intercompany sales. All intercompany transactions have been eliminated.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended
	July 26, 2008	July 28, 2007
Revenues (1):
Specialty	$219,081	$223,331
Essentials	161,432	166,131
Corporate and intercompany eliminations	(1,719)	(2,949)

Total	$378,794	$386,513

Operating income (loss) and income before taxes (1):
Specialty	$56,340	$59,167
Essentials	17,282	25,142
Corporate and intercompany eliminations	(10,637)	(11,086)

Operating income	62,985	73,223
Interest expense and other	5,369	6,533

Income before provision for income taxes	$57,616	$66,690

	July 26, 2008	July 28, 2007
Identifiable assets (as of quarter end):
Specialty	$865,743	$894,058
Essentials	368,269	357,392
Corporate assets	49,384	41,507

Total assets of continuing segments	1,283,396	1,292,957
Discontinued operations	—	15,122

Total	$1,283,396	$1,308,079

(1)	Revenues and operating income for the three months ended July 28, 2007 have been reclassified between the Specialty segment and Corporate and intercompany eliminations to conform to the current year presentation of inter-segment revenues due to changes in transaction flows between segments as reported in the Company’s internal management reporting. As a result, Specialty segment revenue and operating income for the three months ended July 28, 2007 were reduced by $4,808 and $1,082, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Depreciation and amortization of intangible assets and development costs:
Specialty	$4,840	$6,119
Essentials	881	786
Corporate	2,317	2,041

Total continuing segments	8,038	8,946
Discontinued operations	—	580

Total	$8,038	$9,526

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Specialty	$1,972	$2,060
Essentials	41	14
Corporate	1,887	2,723

Total continuing segments	3,900	4,797
Discontinued operations	—	1,571

Total	$3,900	$6,368

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

During the first quarter of fiscal 2009, revenues decreased 2.0% over the first quarter of fiscal 2008. Both the Specialty segment and the Essentials segment experienced revenue declines in the quarter of 1.9% and 2.8% respectively. The decline in the Specialty segment was attributable to the cyclical nature of state adoption revenues for the Company’s science curriculum, while the decline in the Essentials segment was related primarily to the timing of customer requested delivery dates. Gross margin was 43.3% for the first quarter of fiscal 2009, down 160 basis points from the comparable quarter last year. This decline is related to rising vendor and fuel costs, business system implementation issues, and product mix impacts within the Specialty segment.

Selling, general and administrative expenses (“SG&A”) increased 80 basis points as a percent of revenues in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. The increase is related to a combination of the fixed SG&A costs being spread over a lower revenue base as well as increased transportation costs due to higher fuel costs.

Operating income was $63.0 million for the first quarter of fiscal 2009, a decrease of $10.2 million from the prior year quarter. Earnings from continuing operations were $35.1 million in the first quarter of fiscal 2009, a decrease of $5.4 million from the prior year quarter.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues on a historical basis concerning the Company’s results of operations for the three months ended July 26, 2008 and July 28, 2007:

	Three Months Ended
	July 26, 2008	July 28, 2007
Revenues	100.0%	100.0%
Cost of revenues	56.7	55.1

Gross profit	43.3	44.9
Selling, general and administrative expenses	26.7	25.9

Operating income	16.6	19.0
Interest expense, net	1.3	1.4
Other expense	0.1	0.3

Income before provision for income taxes	15.2	17.3
Provision for income taxes	5.9	6.8

Earnings from continuing operations	9.3%	10.5%

Three Months Ended July 26, 2008 Compared to Three Months Ended July 28, 2007

Revenues

Revenues decreased 2.0% from $386.5 million for the three months ended July 28, 2007 to $378.8 million for the three months ended July 26, 2008.

Specialty segment revenue decreased 1.9% from $223.3 million for the three months ended July 28, 2007 (which includes $3.1 million of intersegment revenues) to $219.1 million for the three months ended July 26, 2008 (which includes $1.9 million of intersegment revenues). The decline in Specialty segment revenue was related to a decline of approximately $10 million of state adoption revenue from the Company’s science curriculum. The Company’s state adoption revenue has significant variability between years due to each state’s individual curriculum adoption schedules. In fiscal 2008, the state of California adopted the Company’s science curriculum. While the Company is generating adoption revenue in California from school districts that delayed purchase decisions until this fiscal year, most school districts in California purchased science curriculums in the Company’s fiscal 2008 year. Partially offsetting the decline from state adoption revenue was organic growth in the core Specialty businesses.

Essentials segment revenues decreased 2.8% from $166.1 million for the three months ended July 28, 2007 to $161.4 million for the three months ended July 26, 2008. Both periods are comprised solely of sales to external parties. The decline in Essentials segment revenues was primarily due to the timing of key school building projects as well as the timing of fulfilling back to school orders during the summer months in order to match school-requested delivery dates which have been pushed into the Company’s second quarter.

Gross Profit

Gross profit decreased 5.4% from $173.4 million for the three months ended July 28, 2007 to $164.0 million for the three months ended July 26, 2008. The decrease in gross profit was due to a combination of decreased revenue and gross margin declines in both the Specialty and Essentials segments. Gross margin declined 160 basis points from 44.9% for the three months ended July 28, 2007 to 43.3% for the three months ended July 26, 2008.

Specialty segment gross profit decreased $4.1 million from $117.6 million for the three months ended July 28, 2007 to $113.5 million for the three months ended July 26, 2008 and gross margin decreased from 52.6% to 51.8%. The decrease in gross profit was related primarily to the overall decrease in Specialty revenues, as well as the decreased gross margin. The primary cause of the decreased gross margin was the product mix within the Specialty businesses, especially the reduction in the state adoption science curriculum products. To a lesser extent, product cost increases and increased inbound transportation costs also placed pressure on the Specialty segment gross margins.

Essentials segment gross profit decreased $5.7 million from $55.9 million for the three months ended July 28, 2007 to $50.2 million for the three months ended July 26, 2008 and gross margin declined from 33.7% in the first quarter of fiscal 2008 to 33.1% in the first quarter of fiscal 2009. The decrease in gross profit was driven by the overall decrease in revenues within the segment as well as the gross margin decline. The decline in gross margin is related to a combination of product cost increases being passed on to the Company from its vendors, higher fuel costs increasing inbound freight costs associated with procuring the products, and business system implementation issues. The Company was not able to pass on vendor and transportation cost increases to customers due to current fixed pricing within contract agreements and longer-lived catalogs. Business system integration issues identified during the first quarter of fiscal 2009 negatively affected both customer pricing and product costs. These system issues are proactively being resolved during the second quarter.

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

As a percent of revenues, SG&A increased from 25.9 percent for the three months ended July 28, 2007 to 26.7 percent for the three months ended July 26, 2008. SG&A increased $0.9 million from $100.1 million in the first quarter of fiscal 2008 to $101.0 million in the first quarter of fiscal 2009. SG&A attributable to the Specialty and Essentials segments increased a combined $0.9 million and Corporate SG&A was flat in the first quarter as compared to last year’s first quarter.

Specialty segment SG&A decreased $1.3 million from $58.4 million for the three months ended July 28, 2007 to $57.1 million for the three months ended July 26, 2008, and decreased 10 basis points as a percent of revenues from 26.2% to 26.1% over this same period. The decrease in SG&A was due primarily to a decline in variable-related costs such as sales commissions associated with the decreased revenues. These decreases were partially offset by increased outbound freight costs related to higher fuel prices.

Essentials segment SG&A increased $2.1 million from $30.8 million for the three months ended July 28, 2007 to $32.9 million for the three months ended July 26, 2008, and increased 190 basis points as a percent of revenues from 18.5% to 20.4% over this same period. The increase in SG&A was a result of increased outbound transportation costs associated with higher fuel costs as well as increased costs associated with the segment’s marketing initiatives. Partially offsetting these increases were reductions in variable costs associated with the decreased revenue. The increase in SG&A as a percent of revenue was driven by the base of non-variable costs in comparison to lower revenue as well as the increased costs associated with transportation and marketing initiatives.

On August 21, 2008, the Company announced its intention to close its distribution center located in Lyons, New York by the end of October, 2008. Productivity gains over the past two years have generated excess order fulfillment and distribution center capacity. As a result of this closure, order volume will be re-apportioned within the remaining five core distribution centers. The Company estimates the costs to close the center will be $1.2 million pre-tax which will be charged to second quarter earnings.

Interest Expense

Net interest expense decreased $0.5 million from $5.3 million for the three months ended July 28, 2007 to $4.8 million for the three months ended July 26, 2008. The decrease in interest expense was due to a reduction in the overall effective borrowing rate to 4.5 percent in the first quarter of fiscal 2009 as compared to an effective borrowing rate of 5.1 percent in the first quarter of fiscal 2008. The reduction in the borrowing rate is attributable to the decreased rates in the overall credit markets. Partially offsetting the decreased interest expense related to lower interest rates is an increase of $16.4 million in the Company’s average debt outstanding in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. Average outstanding borrowings have increased over the prior year in order to fund share repurchases made by the Company since the beginning of fiscal 2008, largely offset by cash provided by operating activities during fiscal 2008.

In May 2008, FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires an issuer of certain convertible debt instruments to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company at the beginning of fiscal 2010 (April 26, 2009) and requires retrospective application to all periods presented during which any such convertible debt instruments were outstanding. The Company expects FSP APB 14-1 to have a negative impact on historical results of operations when applied retrospectively and future operating results as long as the Company continues to have convertible debentures outstanding primarily as a result of the recognition of increased non-cash interest expense. The Company has preliminarily estimated that the adoption of FASB Staff Position APB 14-1 would have reduced diluted earnings per share by approximately $0.34 and $019, in fiscal 2008 and fiscal 2007, respectively.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $0.6 million in the first quarter of fiscal 2009, compared to $1.2 million in the first quarter of fiscal 2008. This decrease was due to lower effective discount rates associated with the Company’s securitization facility in fiscal 2009 as compared to fiscal 2008.

Provision for Income Taxes

Provision for income taxes decreased $3.6 million due to lower pre-tax income. The effective income tax rate decreased 20 basis points from 39.2% for the three months ended July 28, 2007 to 39.0% for the three months ended July 26, 2008.

The effective income tax rate of 39.0% exceeds the federal statutory rate of 35% primarily due to foreign income that is taxed at higher rates than domestic income along with state taxes.

Liquidity and Capital Resources

At July 26, 2008, we had working capital of $135.8 million. Our capitalization at July 26, 2008 was $1,014.2 million and consisted of total debt of $505.7 million and shareholders’ equity of $508.5 million.

Our credit facility matures on February 1, 2011 and provides for $350.0 million of revolving loan availability and $100.0 million incremental term loan availability. The amount outstanding as of July 26, 2008 under the revolving and incremental term loans was $157.2 million and $0, respectively. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. During the first quarter of fiscal 2009, we borrowed under our credit facility primarily to meet seasonal working capital requirements. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital requirements of our peak selling season. As of July 26, 2008, our effective interest rate on borrowings under our credit facility was approximately 3.6%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During the three months ended July 26, 2008, we paid commitment fees on unborrowed funds under the credit facility of $0.1 million and amortized loan origination fee costs of $0.1 million related to the credit facility. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at July 26, 2008.

Our $133.0 million, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. The notes are recorded as a current liability. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of July 26, 2008. The notes are currently redeemable at the option of the Company.

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

Net cash used in operating activities improved $7.2 million to $45.1 million in the first quarter of fiscal 2009 as compared to $52.3 million used in the first quarter of fiscal 2008. The net use of cash in operating activities during the first quarter is indicative of the highly seasonal nature of our business, with the majority of purchases and other operating cash outflows occurring in the first and second quarters of the fiscal year and the majority of cash receipts occurring in the second and third quarters of the fiscal year. The decrease in cash used in operating activities between years is primarily related to the income tax refunds received in the first quarter of fiscal 2009 in addition to improvements in the accounts receivable collections in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.

Net cash used in investing activities for the first quarter of fiscal 2009 was $2.1 million as compared to $6.4 million for the first quarter of fiscal 2008. Additions to property, plant and equipment decreased $1.3 million from the first quarter of fiscal 2008 to $2.1 million in the first quarter of fiscal 2009, primarily as a result of decreased spending related to the implementation of our ERP system. Spending on product development decreased by $1.1 million in the first quarter of fiscal 2009 as compared to fiscal 2008 primarily as a result of the sale of the School Specialty Media business unit which occurred in the fourth quarter of fiscal 2008. The Company received $1.7 million during the first quarter of fiscal 2009 attributable to the notes received as part of the School Specialty Media sale.

Net cash provided by financing activities decreased $10.5 million from $59.4 million in the first quarter of fiscal 2008 to $48.9 million in the first quarter of fiscal 2009. The net cash provided by financing activities was primarily used to fund seasonal working capital needs and to repurchase shares of our common stock. During the first quarter of fiscal 2009 we repurchased 0.5 million shares at a net cost of $15.3 million. Since the beginning of fiscal 2007, we have repurchased 5.4 million shares at a net cost of $186.6 million. The decrease in the number of our weighted average common shares outstanding effected by share repurchases has had and will continue to have a positive impact on our earnings per share computations as compared to prior periods. We anticipate continuing to repurchase stock in fiscal 2009, the amount of which will depend ultimately on business conditions, the price of our common stock and other cash requirements. See Part II, Item 2, Issuer Purchases of Equity Securities for additional information regarding share repurchases.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the foreseeable future.

Off Balance Sheet Arrangements

We have an accounts receivable securitization facility. The facility was amended on January 30, 2008 to extend its expiration to January 28, 2009 and it may be extended further with the financial institution’s consent. In addition, the facility was amended to permit advances up to $175.0 million from July 1 through November 30 of each year, and advances up to $75.0 million from December 1 through June 30 of each year. We entered into the facility for the purpose of reducing our variable rate interest expense. At July 26, 2008, $50.0 million was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the three months ended July 26, 2008 and July 28, 2007 were $0.6 and $1.2, respectively. These costs are included in other expenses in our consolidated statements of operations.

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

Inflation

Inflation, particularly in energy costs, has had and is expected to have an effect on our results of operations and our internal and external sources of liquidity.

Forward-Looking Statements

Statements in this Quarterly Report which are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, future acquisitions, capital expenditures and adequacy of capital resources; and (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues” or similar expressions.

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by us or on our behalf, in this Quarterly Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 26, 2008.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended April 26, 2008.

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

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

During the first quarter of fiscal 2009, the Company was informed that one of its subsidiaries had been contacted by the United States Environmental Protection Agency (“EPA”) seeking consensual resolution of potential compliance claims, including monetary sanctions, regarding the alleged unauthorized distribution during fiscal 2008 of certain product offerings containing an anti-microbial agent. Discussions with the EPA are at a preliminary stage and the Company therefore cannot reasonably estimate any potential outcome. The fiscal 2008 revenue derived from the products in question was approximately $100,000. The Company does not believe that the outcome of this issue will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 1A.	Risk Factors

The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in the fiscal 2008 Annual Report on Form 10-K.

ITEM 2.	Issuer Purchases of Equity Securities

Share Repurchase Program

For the three months ended July 26, 2008	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal May	—	$—	—	$—
Fiscal June	338,300	30.91	338,300	39,542,000
Fiscal July	159,300	30.08	159,300	34,750,000

Total	497,600	$30.65	497,600	$34,750,000

On June 12, 2008 School Specialty, Inc. announced that its Board of Directors approved a new share repurchase program which gives School Specialty the ability to purchase up to $50 million of its issued and outstanding common stock. Purchases under this program may be made from time to time in open market or privately negotiated transactions. The Company repurchased a total of 497,600 shares during the first quarter of fiscal 2009 for a net purchase price of $15.3 million.

Common stock acquired through the share repurchase programs is available for general corporate purposes and is reflected as Treasury Stock in the accompanying consolidated balance sheets. As of July 26, 2008 the Company has repurchased 5,420,210 shares for a net purchase price of $186.6 million since June 15, 2006.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	On August 19, 2008, we held our Annual Meeting of Shareholders.

(b)	Not applicable.

(c)	The Annual Meeting of Shareholders was held to:

(1)	Elect two directors to serve until the 2011 Annual Meeting of Shareholders as Class I directors;

(2)	Approve the School Specialty, Inc. 2008 Equity Incentive Plan; and

(3)	Ratify the appointment of Deloitte & Touche LLP as School Specialty’s independent registered public accounting firm for fiscal 2009.

The results of these proposals, which were voted upon at the Annual Meeting, are as follows:

	For	Withheld
(1) Election of Class III Directors

(1) Edward C. Emma	16,919,804	1,198,719

(2) Jonathan J. Ledecky	17,653,094	465,429

	For	Against	Abstain
(2) Approval of the School Specialty, Inc. Equity Incentive Plan	9,536,193	8,045,489	19,788

	For	Against	Abstain
(3) Ratification of Independent Registered Public Accounting Firm	17,086,908	1,031,094	521

(d)	Not applicable.

ITEM 5.	Other Information

On June 24, 2008, the Board of Directors of the Company adopted the School Specialty, Inc. Equity Incentive Plan (the “Incentive Plan”) subject to approval by the Company’s shareholders. At the Company’s Annual Meeting of Shareholders held on August 19, 2008, the Company’s shareholders approved the Plan. The descriptions of the material terms of the Plan and the complete text of the Plan were set forth in Proposal Two and Appendix in the Proxy Statement on Schedule 14A for the Company’s 2008 Annual Meeting filed on July 10, 2008, and are incorporated herein by reference.

ITEM 6.	Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

August 25, 2008	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
Chief Executive Officer
(Principal Executive Officer)

August 25, 2008	/s/ David N. Vander Ploeg
Date	David N. Vander Ploeg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	School Specialty, Inc. 2008 Equity Incentive Plan, incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A for the Company’s 2008 Annual Meeting filed on July 10, 2008.

10.2	Form of non-employee Director non-vested stock unit (NSU) agreement under the Amended and Restated School Specialty, Inc. 2002 Stock Incentive Plan.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Interim Chief Financial Officer.