Form 10-Q
period 2008-10-25
SCHOOL SPECIALTY INC
filed 2008-11-24
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 25, 2008.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 20, 2008
Common Stock, $0.001 par value	18,786,728

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 25, 2008

		Page Number
PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at October 25, 2008, April 26, 2008 and October 27, 2007	1

	Condensed Consolidated Statements of Operations for the Three Months Ended October 25, 2008 and October 27, 2007 and for the Six Months Ended October 25, 2008 and October 27, 2007	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 25, 2008 and October 27, 2007	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4.	CONTROLS AND PROCEDURES	26

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	27

ITEM 1A.	RISK FACTORS	27

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES	27

ITEM 5.	OTHER INFORMATION	27

ITEM 6.	EXHIBITS	28

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	October 25, 2008	April 26, 2008	October 27, 2007
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,683	$4,034	$4,611
Accounts receivable, less allowance for doubtful accounts of $5,109, $4,235 and $6,190, respectively	192,809	77,591	198,826
Inventories	129,474	149,548	142,134
Deferred catalog costs	11,006	14,845	12,668
Prepaid expenses and other current assets	21,143	18,857	17,454
Refundable income taxes	—	9,288	—
Deferred taxes	16,275	15,726	10,344

Total current assets	380,390	289,889	386,037
Property, plant and equipment, net	71,841	77,311	76,532
Goodwill	530,300	543,630	544,245
Intangible assets, net	172,208	176,771	179,631
Development costs and other	28,160	29,726	25,013

Total assets	$1,182,899	$1,117,327	$1,211,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$133,654	$133,628	$133,609
Accounts payable	48,389	64,340	51,704
Accrued compensation	16,354	19,476	19,677
Deferred revenue	4,679	6,641	6,965
Accrued income taxes	22,021	—	32,580
Other accrued liabilities	37,127	30,593	33,517

Total current liabilities	262,224	254,678	278,052
Long-term debt - less current maturities	314,675	312,210	311,528
Deferred taxes	80,643	70,671	55,903
Other liabilities	794	1,080	850

Total liabilities	658,336	638,639	646,333

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,206,938; 23,631,135 and 23,589,151 shares issued, respectively	24	24	24
Capital paid-in excess of par value	390,835	380,073	376,431
Treasury stock, at cost 5,420,210; 4,922,610 and 3,380,802 shares, respectively	(186,637)	(171,387)	(121,419)
Accumulated other comprehensive income	8,116	25,158	29,515
Retained earnings	312,225	244,820	280,574

Total shareholders’ equity	524,563	478,688	565,125

Total liabilities and shareholders’ equity	$1,182,899	$1,117,327	$1,211,458

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	October 25, 2008	October 27, 2007	October 25, 2008	October 27, 2007
Revenue	$390,306	$392,919	$769,100	$779,432
Cost of revenue	231,189	225,378	445,981	438,523

Gross profit	159,117	167,541	323,119	340,909
Selling, general and administrative expenses	100,089	99,711	201,106	199,856

Operating income	59,028	67,830	122,013	141,053
Other (income) expense:
Interest expense	4,569	4,955	9,462	10,287
Interest income	(141)	(6)	(220)	(14)
Other	1,534	2,507	2,089	3,716

Income before provision for income taxes	53,066	60,374	110,682	127,064
Provision for income taxes	20,807	23,418	43,277	49,528

Earnings from continuing operations	32,259	36,956	67,405	77,536
Loss from operations of discontinued School Specialty Media business unit, net of income taxes	—	(402)	—	(661)

Net income	$32,259	$36,554	$67,405	$76,875

Weighted average shares outstanding:
Basic	18,785	20,434	18,813	20,784
Diluted	18,900	20,966	19,002	21,366
Basic earnings per share of common stock:
Earnings from continuing operations	$1.72	$1.81	$3.58	$3.73
Loss from discontinued operations	—	(0.02)	—	(0.03)

Total	$1.72	$1.79	$3.58	$3.70

Diluted earnings per share of common stock:
Earnings from continuing operations	$1.71	$1.76	$3.55	$3.63
Loss from discontinued operations	—	(0.02)	—	(0.03)

Total	$1.71	$1.74	$3.55	$3.60

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Six Months Ended
	October 25, 2008	October 27, 2007
Cash flows from operating activities:
Net income	$67,405	$76,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	12,043	12,480
Amortization of development costs	3,502	5,748
Amortization of debt fees and other	1,019	1,016
Share-based compensation expense	2,389	2,844
Deferred taxes	9,423	5,659
Loss (gain) on disposal of property, plant and equipment	677	(8)
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Change in amounts sold under receivables securitization, net	—	—
Accounts receivable	(117,308)	(131,668)
Inventories	19,938	35,382
Deferred catalog costs	3,839	2,180
Prepaid expenses and other current assets	7,675	959
Accounts payable	(17,322)	(25,788)
Accrued liabilities	27,626	50,446

Net cash provided by operating activities	20,906	36,125

Cash flows from investing activities:
Additions to property, plant and equipment	(5,115)	(7,530)
Proceeds from disposal of discontinued operations	2,235	—
Investment in product development costs	(4,055)	(5,443)
Proceeds from disposal of property, plant and equipment	109	33

Net cash used in investing activities	(6,826)	(12,940)

Cash flows from financing activities:
Proceeds from bank borrowings	441,600	405,700
Repayment of debt and capital leases	(439,109)	(387,292)
Purchase of treasury stock	(15,250)	(44,911)
Proceeds from exercise of stock options	2,647	4,840
Excess income tax benefit from exercise of stock options	1,681	703

Net cash used in financing activities	(8,431)	(20,960)

Net increase in cash and cash equivalents	5,649	2,225
Cash and cash equivalents, beginning of period	4,034	2,386

Cash and cash equivalents, end of period	$9,683	$4,611

Supplemental disclosures of cash flow information:
Interest paid	$9,430	$10,365
Income taxes paid	$4,877	$7,422

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at April 26, 2008 has been derived from the Company’s audited financial statements for the fiscal year ended April 26, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 26, 2008.

Amounts previously reported in Note 13 – Segment Information, under the captions ‘Revenue’ and ‘Operating income (loss) and income before taxes,’ have been reclassified to conform to the current year presentation of inter-segment revenues due to changes in transaction flows between segments as reported in the Company’s internal management reporting.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. SFAS No. 161 does not change the accounting treatment for derivative instruments and is effective for the Company at the beginning of fiscal 2010. The Company is currently evaluating the impact of the disclosure requirements of SFAS No. 161.

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

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at October 25, 2008, April 26, 2008 and October 27, was $794, $1,080 and $850, respectively, all of which would have an impact on the effective tax rate if recognized. The Company paid approximately $466 ($286 net of federal tax benefits) for resolution of certain state tax issues during the first six months of fiscal 2009. The Company does not expect any other material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 4 – DISCONTINUED OPERATION

During the fourth quarter of fiscal 2008, the Company completed the sale and ultimate disposal of substantially all remaining assets of the School Specialty Media (“SSM”) business unit for proceeds of $8,597, of which $1,350 was received in cash prior to the end of fiscal 2008. The Company received additional cash proceeds of $2,235 during the first six months of fiscal 2009, and has recorded a note and other receivables of $5,012 as of October 25, 2008, of which $1,850 is expected to be received within one year.

In accordance with SFAS No. 144, the Company has reflected the impairment charges, operations and disposal of SSM as discontinued operations in the accompanying consolidated statements of earnings for all periods presented. The accompanying consolidated balance sheets include the following assets and liabilities of SSM at October 27, 2007:

October 27, 2007
Accounts receivable	$2,805
Inventory	6,060
Prepaid catalog and other current assets	3,358
Property, plant and equipment, net	219
Goodwill and other intangible assets, net	—
Product development costs	3,680

Total assets	$16,122

Total current liabilities	$836

The following table illustrates the amounts of revenues and earnings (losses) reported in discontinued operations in the accompanying consolidated statements of operations:

	For the Three Months Ended October 27, 2007	For the Six Months Ended October 27, 2007
Revenue	$5,020	$10,367

Loss from discontinued operations before income taxes	(653)	(1,074)
Benefit from income taxes	(251)	(413)

Loss from discontinued operations, net of income taxes	$(402)	$(661)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 5 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders’ equity during the six months ended October 25, 2008 were as follows:

Shareholders’ equity balance at April 26, 2008	$478,688
Net income	67,405
Share-based compensation	2,389
Issuance of common stock in conjunction with stock option exercises	2,647
Tax benefit on option exercises	5,726
Purchase of treasury shares	(15,250)
Foreign currency translation adjustment	(17,042)

Shareholders’ equity balance at October 25, 2008	$524,563

Comprehensive income for the periods presented in the condensed consolidated statement of operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	October 25, 2008	October 27, 2007	October 25, 2008	October 27, 2007
Net income	$32,259	$36,554	$67,405	$76,875
Foreign currency translation adjustment	(17,125)	7,385	(17,042)	11,752

Total comprehensive income	$15,134	$43,939	$50,363	$88,627

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 6 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended October 25, 2008:
Basic EPS	$32,259	18,785	$1.72

Effect of dilutive stock options	—	100
Effect of non-vested stock units	—	15

Diluted EPS	$32,259	18,900	$1.71

Three months ended October 27, 2007:
Basic EPS	$36,554	20,434	$1.79

Effect of dilutive stock options	—	532

Diluted EPS	$36,554	20,966	$1.74

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Six months ended October 25, 2008:
Basic EPS	$67,405	18,813	$3.58

Effect of dilutive stock options	—	174
Effect of non-vested stock units	—	15

Diluted EPS	$67,405	19,002	$3.55

Six months ended October 27, 2007:
Basic EPS	$76,875	20,784	$3.70

Effect of dilutive stock options	—	582

Diluted EPS	$76,875	21,366	$3.60

The Company had additional stock options outstanding of 1,396 and 1,370 during the three and six months ended October 25, 2008, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive. The Company had additional stock options outstanding of 1,251 during the three and six months ended October 27, 2007, that were not included in the computation of diluted EPS because they were anti-dilutive.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has two share-based employee compensation plans under which awards were outstanding as of October 25, 2008. On June 10, 1998, the Company’s Board of Directors approved the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) and on August 27, 2002 the Company’s Board of Directors approved the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). Both plans have been approved by the Company’s shareholders. The purpose of the 1998 Plan and the 2002 Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008. Under the 2002 Plan, the maximum number of equity awards available for grant is 1,500 shares. On June 24, 2008, the Company’s Board of Directors approved the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), which was approved by shareholders on August 19, 2008. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

A summary of option activity during the six months ended October 25, 2008 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 26, 2008	2,707	$26.69	1,980	$23.01
Granted	138	30.46
Exercised	(1,049)	16.61
Canceled	(35)	35.97

Balance at October 25, 2008	1,761	$32.80	994	$30.52

The following table details supplemental information regarding stock options outstanding at October 25, 2008:

	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Options outstanding	6.27 years	$533
Options vested and expected to vest	6.18 years	533
Options exercisable	4.90 years	533

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares Underlying Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price
$15.00 - $24.10	321	1.99	$19.49	321	$19.49
$24.11 - $31.58	286	8.27	30.37	84	29.36
$31.59 - $36.82	751	6.53	36.23	438	35.98
$36.83 - $59.84	403	7.77	38.75	151	38.75

	1,761	6.27	$32.80	994	$30.52

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. Prior to fiscal 2009, the Company issued new shares of common stock to settle shares due upon option exercise. In fiscal 2009, the Company’s option plans were amended to allow for the net settlement of the exercise price and related employee tax withholding liabilities for non-qualified stock option exercises. For the six months ended October 25, 2008, approximately 576 new shares were issued upon the exercise of stock options, 469 shares were tendered to satisfy the exercise price, and 4 shares were surrendered to satisfy employee tax liabilities.

During the first six months of fiscal 2009 and fiscal 2008, respectively the Company granted 78 and 69 non-vested stock unit (“NSU”) awards to members of the Company’s management under the 2002 Plan. The NSUs are performance-based and vest at the end of a three-year cycle and will result in the award of shares of Company common stock if targeted metrics are achieved at a threshold level or above. The performance metric employed for the awards granted in both fiscal 2009 and fiscal 2008 is cumulative three-year average earnings per share from continuing operations. The NSUs will be settled in shares of Company common stock with actual shares awarded ranging from 80% of the target number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The approximate fair value of awards granted during the first six months of fiscal 2009 is $2,404 provided the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to performance-based NSU awards on a straight-line basis over the vesting period adjusted for changes in the expected level of performance. During the three months ended October 25, 2008 the Company recognized income of $193 ($118, net of tax) related to performance-based NSU awards due to reductions in the expected level of performance for outstanding awards and changes in estimated forfeitures. During the three months ended October 27, 2007 the Company recognized expense of $233 ($143, net of tax) related to performance-based NSU awards. During the six months ended October 25, 2008 and October 27, 2007, the Company recognized expense of $213 ($130, net of tax) and $441 ($270, net of tax) related to performance-based NSU awards.

During the first six months of fiscal 2009, the Company granted 7 time-based NSU awards to independent members of the Company’s Board of Directors with an approximate fair value of $203. The awards vest one year from the date of grant and the Company is recognizing share-based compensation expense related to these awards on a straight-line basis over the vesting period. During the six months ended October 25, 2008, the Company recognized $69 ($42, net of tax) of expense related to these awards.

During the three months ended October 25, 2008 and October 27, 2007, the Company recognized $779 ($954 related to stock options, net of $175 of income related to NSU awards) and $1,341($1,108 related to stock options and $233 related to NSU awards), respectively, in share-based compensation expense, which is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The income tax benefit recognized related to share-based compensation expense was $280 and $430 for the three months ended October 25, 2008 and October 27, 2007, respectively.

During the six months ended October 25, 2008 and October 27, 2007, the Company recognized $2,389 ($2,107 related to stock options and $282 related to NSU awards) and $2,844 ($2,403 related to stock options and $441 related to NSU awards), respectively, in share-based compensation expense, which is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The income tax benefit recognized related to share-based compensation expense was $863 and $914 for the six months ended October 25, 2008 and October 27, 2007, respectively.

The Company recognizes share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

As of October 25, 2008, total unrecognized share-based compensation expense related to stock options was $7,780, net of estimated forfeitures, and total unrecognized share-based compensation expense related to NSUs was $1,204, which the Company expects to recognize over a weighted average period of approximately 2.1 years.

There were no options granted during the three months ended October 25, 2008. The weighted average fair value of options granted during the three months ended October 27, 2007 was $13.03. The weighted average fair value of options granted during the six months ended October 25, 2008 and October 27, 2007 was $9.81 and $13.25, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
	October 25, 2008	October 27, 2007	October 25, 2008	October 27, 2007
Average-risk free interest rate	n/a	4.34%	3.50%	4.87%
Expected dividend yield	n/a	—	—	—
Expected volatility	n/a	29.13%	26.86%	29.38%
Expected term	n/a	5.5 years	5.5 years	5.5 years

	For the Three Months Ended		For the Six Months Ended
	October 25, 2008	October 27, 2007	October 25, 2008	October 27, 2007
Total intrinsic value of stock options exercised	$245	$3,544	$15,253	$5,192
Cash received from stock option exercises	$176	$3,530	$2,647	$4,840
Income tax benefit from the exercise of stock options	$95	$1,317	$5,918	$1,680

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

October 25, 2008	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$35,766	$(14,381)	$21,385
Publishing rights (15 to 25 years)	106,510	(15,539)	90,971
Non-compete agreements (4 to 10 years)	7,504	(4,985)	2,519
Tradenames and trademarks (10 to 30 years)	3,024	(588)	2,436
Order backlog and other (2 to 13 years)	2,706	(1,206)	1,500

Total amortizable intangible assets	155,510	(36,699)	118,811

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$208,907	$(36,699)	$172,208

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

April 26, 2008	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,236	$(13,390)	$22,846
Publishing rights (15 to 25 years)	106,510	(13,175)	93,335
Non-compete agreements (3.5 to 10 years)	8,043	(5,092)	2,951
Tradenames and trademarks (10 to 30 years)	3,024	(509)	2,515
Order backlog and other (less than 1 to 13 years)	3,221	(1,494)	1,727

Total amortizable intangible assets	157,034	(33,660)	123,374

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$210,431	$(33,660)	$176,771

October 27, 2007	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,358	$(12,267)	$24,091
Publishing rights (15 to 25 years)	105,010	(10,829)	94,181
Non-compete agreements (3.5 to 10 years)	8,655	(5,311)	3,344
Tradenames and trademarks (10 to 30 years)	3,034	(440)	2,594
Order backlog and other (less than 1 to 13 years)	3,702	(1,678)	2,024

Total amortizable intangible assets	156,759	(30,525)	126,234

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$210,156	$(30,525)	$179,631

Intangible amortization expense included in selling, general and administrative expense for the three months ended October 25, 2008 and October 27, 2007 was $2,110 and $2,141, respectively, and $4,261 and $4,325 for the six months ended October 25, 2008 and October 27, 2007, respectively.

Intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2009 is estimated to be:

Fiscal 2009 (six months remaining)	$4,169
Fiscal 2010	8,307
Fiscal 2011	7,993
Fiscal 2012	7,817
Fiscal 2013	7,416
Fiscal 2014	7,269

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following information presents changes to goodwill during the period beginning October 27, 2007 through October 25, 2008:

Segment	Balance at October 27, 2007	Fiscal 2008 Acquisitions	Adjustments	Balance at April 26, 2008	Fiscal 2009 Acquisitions	Adjustments	Balance at October 25, 2008
Specialty	$379,102	$2,972	$(3,587)	$378,487	$—	$(13,330)	$365,157
Essentials	165,143	—	—	165,143	—	—	165,143

Total	$544,245	$2,972	$(3,587)	$543,630	$—	$(13,330)	$530,300

The Specialty segment adjustments during the period October 27, 2007 to April 26, 2008 of $(3,587) are comprised of $(3,465) of foreign currency translation and $(122) of adjustments related to goodwill amounts recorded in previous periods.

The Specialty segment adjustments during the six months ended October 25, 2008 of $(13,330) are comprised entirely of foreign currency translation adjustments.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 25, 2008	April 26, 2008	October 27, 2007
Land	$158	$502	$502
Projects in progress	3,474	4,276	9,412
Buildings and leasehold improvements	31,119	33,323	33,609
Furniture, fixtures and other	98,666	94,670	82,574
Machinery and warehouse equipment	43,908	43,983	44,979

Total property, plant and equipment	177,325	176,754	171,076
Less: Accumulated depreciation	(105,484)	(99,443)	(94,544)

Net property, plant and equipment	$71,841	$77,311	$76,532

Depreciation expense for the three months ended October 25, 2008 and October 27, 2007 was $3,667 and $4,032, respectively, and $7,782 and $8,155 for the six months ended October 25, 2008 and October 27, 2007, respectively.

NOTE 10 – DEBT

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement matures on February 1, 2011 and provides for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also pays a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at October 25, 2008. The effective interest rate under the credit facility for the second quarter of fiscal 2009 was 6.34%, which includes amortization of the loan origination fees of $78 and commitment fees on unborrowed funds of $183. The effective interest rate under the credit facility for the second quarter of fiscal 2008 was 8.22%, which includes amortization of the loan origination fees of $78 and commitment fees on unborrowed funds of $177. The revolving loan provides for a letter of credit sub-facility of up to $15,000, under which $2,065 was issued and outstanding as of October 25, 2008. As October 25, 2008, April 26, 2008 and October 27, 2007, respectively, $100,000, $97,200 and $96,200 was outstanding on the revolving loan and reflected as non-currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. No borrowings have been made on the term loan since inception.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

During 2003, the Company sold an aggregate principal amount of $133,000 of convertible subordinated notes due in 2023. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. The notes carry an annual interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company may be required to make additional payments of interest. The notes became convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share during fiscal 2006 and are recorded as a current liability. Holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. Holders may require the Company to repurchase the notes for cash on August 1, 2010, 2013 and 2018 at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest, if any. No notes have been converted into cash or shares of common stock as of October 25, 2008. The notes are currently redeemable at the option of the Company.

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

This two-step transaction is accounted for as a sale of receivables under the provision of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” At October 25, 2008, April 26, 2008, and October 27, 2007, respectively, $50,000 was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from the accompanying consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $1,529 and $2,508 for three months ended October 25, 2008 and October 27, 2007,

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

respectively, and $2,084 and $3,717 for the six months ended October 25, 2008 and October 27, 2007, respectively, and are included in other expenses in the accompanying condensed consolidated statement of operations. Supplemental information related to the accounts receivable securitization transactions is provided below. Proceeds under accounts receivable securitization and collections as servicer of receivables sold have been netted in the accompanying consolidated statements of cash flows under the caption, “Change in amounts sold under receivables securitization, net.”

	Six Months Ended
	October 25, 2008	October 27, 2007
Proceeds under accounts receivable securitization	$344,560	$349,042
Collections as servicer of receivables sold	(344,560)	(349,042)
Retained interest in gross accounts receivable at end of period	$195,477	$200,638
Cash flows from retained interests	309,062	306,811

NOTE 12 – RESTRUCTURING

The Company accounts for restructuring costs associated with the closure or disposal of distribution centers in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit of Disposal Activities.” During the second quarter of fiscal 2009, the Company recorded $1,670 of expenses primarily related to severance, facility costs and impairment of non-facility related fixed assets associated with the closing of the Company’s Lyons, New York distribution center. In addition, the Company has classified the real property and building assets of the former distribution center as held for sale as of October 25, 2008 and reflected the assets under the caption “Prepaid expense and other current assets” in the accompanying condensed consolidated balance sheet. As of October 25, 2008, there was $839 of accrued restructuring costs for this distribution center closing recorded in other current liabilities on the accompanying condensed consolidated balance sheet.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 25, 2008	October 27, 2007	October 25, 2008	October 27, 2007
Revenue (1):
Specialty	$217,378	$233,730	$436,459	$457,061
Essentials	174,063	160,129	335,495	326,260
Corporate and intercompany eliminations	(1,135)	(940)	(2,854)	(3,889)

Total	$390,306	$392,919	$769,100	$779,432

Operating income (loss) and income before provision for income taxes (1):
Specialty	$48,574	$56,845	$104,914	$116,012
Essentials	20,816	20,400	38,098	45,542
Corporate and intercompany eliminations	(10,362)	(9,415)	(20,999)	(20,501)

Operating income	59,028	67,830	122,013	141,053
Interest expense and other	5,962	7,456	11,331	13,989

Income before provision for income taxes	$53,066	$60,374	$110,682	$127,064

(1)	Revenue and operating income for the three and six months ended October 27, 2007 have been reclassified between the Specialty segment and Corporate and intercompany eliminations to conform to the current year presentation of inter-segment revenues due to changes in transaction flows between segments as reported in the Company’s internal management reporting. As a result, Specialty segment revenue and operating income for the three months ended October 27, 2007 were reduced by $3,013 and $938, respectively. Specialty segment revenue and operating income for the six months ended October 27, 2007 were reduced by $7,821 and $2,020, respectively.

	October 25, 2008	October 27, 2007
Identifiable assets (as of quarter end):
Specialty	$790,498	$837,147
Essentials	345,126	318,849
Corporate and intercompany eliminations	47,275	39,340

Total assets of continuing segments	1,182,899	1,195,336
Discontinued operations	—	16,122

Total	$1,182,899	$1,211,458

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 25, 2008	October 27, 2007	October 25, 2008	October 27, 2007
Depreciation and amortization of intangible assets and development costs:
Specialty	$4,474	$5,250	$9,314	$11,369
Essentials	704	778	1,585	1,564
Corporate	2,329	2,016	4,646	4,059

Total continuing segments	7,507	8,044	15,545	16,992
Discontinued operations	—	656	—	1,236

Total	$7,507	$8,700	$15,545	$18,228

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Specialty	$2,911	$2,206	$4,883	$4,266
Essentials	54	24	95	38
Corporate	2,305	3,595	4,192	6,318

Total continuing segments	5,270	5,825	9,170	10,622
Discontinued operations	—	780	—	2,351

Total	$5,270	$6,605	$9,170	$12,973

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

During the first six months of fiscal 2009, revenues decreased 1.3% as compared to the first six months of fiscal 2008. The Essentials segments had revenue growth of 2.8% which was primarily related to strong furniture sales associated with new school construction projects, partially offset by a reduction in consumable orders. The Specialty segment experienced a revenue decline in the quarter of 4.5%. The decline in the Specialty segment was attributable to the cyclical nature of state adoption revenues for the Company’s curriculum-based products. Gross margin was 42.0% for the first six months of fiscal 2009, down 170 basis points from the comparable period last year. This decline is related to rising vendor and fuel costs and product mix impacts both between the segments as well as the mix within the segments.

Selling, general and administrative expenses (“SG&A”) increased 50 basis points as a percent of revenues in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008. The increase is related to a combination of the fixed SG&A costs being spread over a lower revenue base as well as increased transportation costs due to higher fuel costs, during the Company’s seasonally high-volume shipping months.

Operating income was $122.0 million in the first six months of fiscal 2009, a decrease of $19.0 million from the prior year’s comparable period. Earnings from continuing operations were $67.4 million in the first six months of fiscal 2009, a decrease of $10.1 million from the first six months of fiscal 2008.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues for the three and six months ended October 25, 2008 and October 27, 2007:

	Three Months Ended		Six Months Ended
	October 25, 2008	October 27, 2007	October 25, 2008	October 27, 2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.2	57.4	58.0	56.3

Gross profit	40.8	42.6	42.0	43.7
Selling, general and administrative expenses	25.6	25.4	26.1	25.6

Operating income	15.1	17.3	15.9	18.1
Interest expense, net	1.1	1.3	1.2	1.3
Other expense	0.4	0.6	0.3	0.5

Income before provision for income taxes	13.6	15.4	14.4	16.3
Provision for income taxes	5.3	6.0	5.6	6.4

Earnings from continuing operations	8.3%	9.4%	8.8%	9.9%

Three Months Ended October 25, 2008 Compared to Three Months Ended October 27, 2007

Revenue

Revenue decreased 0.7% from $392.9 million for the three months ended October 27, 2007 to $390.3 million for the three months ended October 25, 2008.

Specialty segment revenue decreased 7.0% from $233.7 million for the three months ended October 27, 2007 (which included $1.1 million of intersegment revenues) to $217.4 million for the three months ended October 25, 2008 (which includes $1.3 million of intersegment revenues). The $16.3 million decline in Specialty segment revenue was related primarily to a decline of approximately $15 million in state adoption revenue from the Company’s curriculum-based products. The Company’s state adoption revenue has significant variability between years due to each state’s individual curriculum adoption schedules. In fiscal 2008, the state of California adopted the Company’s science curriculum. While the Company is generating adoption revenue in California from school districts that delayed purchase decisions until this fiscal year, most school districts in California purchased science curriculums in the Company’s 2008 fiscal year. The revenue in the Specialty businesses excluding state adoptions was relatively consistent in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.

Essentials segment revenue increased, $14.0 million, or 8.7%, from $160.1 million for the three months ended October 27, 2007 to $174.1 million for the three months ended October 25, 2008. Both periods are comprised solely of sales to external parties. This increase was attributable to a combination of stronger furniture sales related to new school construction, as well as a shift in order fulfillment from the first quarter into the second quarter as schools had requested later delivery dates. These revenue increases were partially offset by deteriorating macro-economic conditions during the second quarter which led to a decline in consumable revenue as the quarter progressed.

Gross Profit

Gross profit decreased $8.4 million, or 5.0%, from $167.5 million for the three months ended October 27, 2007 to $159.1 million for the three months ended October 25, 2008. The decrease in gross profit was due to a combination of decreased consolidated revenue and gross margin declines in both the Specialty and Essentials segments. Gross margin declined 180 basis points from 42.6% for the three months ended October 27, 2007 to 40.8% for the three months ended October 25, 2008. Approximately 80 basis points of this decline was related to the mix of revenue between segments. The Specialty segment, which generates a higher gross margin than the Essentials segment due to the proprietary nature of its product offerings, accounted for 59% of the consolidated revenue in the second quarter of fiscal 2008 as compared to 55% of consolidated revenue in the second quarter of fiscal 2009.

Specialty segment gross profit decreased $9.4 million from $118.0 million for the three months ended October 27, 2007 to $108.6 million for the three months ended October 25, 2008 and gross margin decreased from 50.5% to 49.9%. The decrease in gross profit was related primarily to the overall decrease in Specialty revenue, as well as the decreased gross margin. The primary cause of the decreased gross margin was the product mix within the Specialty businesses, especially the reduction in the state adoption revenue from curriculum-based products. To a lesser extent, product cost increases and increased transportation costs on vendor-direct shipments to customers also placed pressure on the Specialty segment gross margins.

Essentials segment gross profit increased $1.3 million from $48.8 million for the three months ended October 27, 2007 to $50.1 million for the three months ended October 25, 2008. This increase was attributable to the incremental volume in the current quarter, which was partially offset by a 170 basis point decline in gross margin from 30.5% in the second quarter of fiscal 2008 to 28.8% in the second quarter of fiscal 2009. Approximately 70 basis points of the decline in gross margin is related to product mix shifting towards lower margin furniture products versus consumable products. The remaining decline in gross margin is due primarily to vendor cost increases attributable to economically-driven increases in various commodities. The Company was not able to pass cost increases to customers due to current fixed pricing within contract agreements and longer-lived catalogs.

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

As a percent of revenue, SG&A increased from 25.4 percent for the three months ended October 27, 2007 to 25.6 percent for the three months ended October 25, 2008. SG&A increased $0.4 million from $99.7 million in the second quarter of fiscal 2008 to $100.1 million in the second quarter of fiscal 2009. SG&A attributable to the Specialty and Essentials segments decreased a combined $0.2 million and Corporate SG&A increased $0.6 million, to $10.8 million in the second quarter of fiscal 2009 as compared to $10.2 million last year’s second quarter. The increase in Corporate SG&A included $1.7 million for the closing of the company’s Lyons, New York distribution center. Productivity gains over the past two years have generated excess order fulfillment and distribution center capacity. As a result of this closure, order volume will be re-apportioned within the remaining five core distribution centers. Corporate SG&A also includes incremental costs associated with the Company’s direct marketing and product management initiatives and incremental depreciation related to the recently implemented phases of the ERP system. Partially offsetting these additional costs is a reduction in variable performance-based compensation expense as compared to the prior year.

Specialty segment SG&A decreased $1.1 million from $61.1 million for the three months ended October 27, 2007 to $60.0 million for the three months ended October 25, 2008, and increased 140 basis points as a percent of revenue from 26.2% to 27.6% over this same period. The decrease in SG&A was due primarily to a decline in variable-related costs such as sales commissions associated with the decreased revenues. These decreases were partially offset by increased outbound freight costs related to higher fuel prices. The increase in SG&A as a percent of revenue is primarily attributable to the fixed SG&A costs being absorbed by a smaller revenue base.

Essentials segment SG&A increased $0.9 million from $28.4 million for the three months ended October 27, 2007 to $29.3 million for the three months ended October 25, 2008, and decreased 90 basis points as a percent of revenue from 17.7% to 16.8% over this same period. The increase in SG&A was a result of the combination of incremental variable costs associated with the volume increase, increased outbound transportation costs associated with higher fuel costs and increases associated with the segment’s marketing initiatives. The decrease in SG&A as a percent of revenue was driven by the base of non-variable costs in comparison to incremental revenue partially offset by increased costs associated with transportation and marketing initiatives.

Interest Expense

Net interest expense decreased $0.5 million from $4.9 million for the three months ended October 27, 2007 to $4.4 million for the three months ended October 25, 2008. The decrease in interest expense was due to a reduction in the overall effective borrowing rate to 4.6 percent in the second quarter of fiscal 2009 as compared to an effective borrowing rate of 5.0 percent in the second quarter of fiscal 2008, along with a $7.6 million decrease in the Company’s average outstanding borrowings over the same periods.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $1.5 million in the second quarter of fiscal 2009, compared to $2.5 million in the second quarter of fiscal 2008. This decrease was due to lower effective discount rates associated with the Company’s securitization facility in fiscal 2009 as compared to fiscal 2008.

Provision for Income Taxes

Provision for income taxes decreased $2.6 million due to lower pre-tax income. The effective income tax rate increased 40 basis points from 38.8% for the three months ended October 27, 2007 to 39.2% for the three months ended October 25, 2008. The increase in the effective tax rate is related primarily to incremental state income taxes.

The effective income tax rate of 39.2% exceeds the federal statutory rate of 35% primarily due to foreign income that is taxed at higher rates than domestic income along with state taxes.

Six Months Ended October 25, 2008 Compared to Six Months Ended October 27, 2007

Revenue

Revenue decreased 1.3% from $779.4 million for the six months ended October 27, 2007 to $769.1 million for the six months ended October 25, 2008.

Specialty segment revenue decreased 4.5% from $457.1 million for the six months ended October 27, 2007 (which included $4.2 million of intersegment revenues) to $436.5 million for the six months ended October 25, 2008 (which includes $3.2 million of intersegment revenues). The decline in Specialty segment revenue was related to a decline of approximately $25 million of state adoption revenue from the Company’s curriculum-based products. Partially offsetting the decline from state adoption revenue was growth in the other Specialty business revenue.

Essentials segment revenues increased 2.8% from $326.3 million for the six months ended October 27, 2007 to $335.5 million for the six months ended October 25, 2008. Both periods are comprised solely of sales to external parties. The increase in Essentials segment revenues was due to a combination of stronger furniture orders and the timing of key school building projects. Offsetting these revenue gains, was a decline in consumable orders, the timing of which coincided with the deteriorating macro-economic conditions in the latter part of the period presented.

Gross Profit

Gross profit decreased 5.2% from $340.9 million for the six months ended October 27, 2007 to $323.1 million for the six months ended October 25, 2008. The decrease in gross profit was due to a combination of decreased consolidated revenue and gross margin declines in both the Specialty and Essentials segments. Gross margin declined 170 basis points from 43.7% for the six months ended October 27, 2007 to 42.0% for the six months ended October 25, 2008. Approximately 40 basis points of this decline was related to the mix of revenue between segments. The Specialty segment, which generates a higher gross margin than the Essentials, accounted for 58% of the consolidated revenues in the first six months of fiscal 2008 as compared to 56% of consolidated revenues in the first six months of fiscal 2009.

Specialty segment gross profit decreased $13.6 million from $235.6 million for the six months ended October 27, 2007 to $222.0 million for the six months ended October 25, 2008 and gross margin decreased from 51.5% to 50.9%. The decrease in gross profit was related primarily to the overall decrease in Specialty revenue, as well as the decreased gross margin. The primary cause of the decreased gross margin was the product mix within the Specialty businesses, especially the reduction in the state adoption revenue from curriculum-based products. To a lesser extent, product cost increases and increased transportation costs on vendor-direct shipments to customers also placed pressure on the Specialty segment gross margins.

Essentials segment gross profit decreased $4.5 million from $104.8 million for the six months ended October 27, 2007 to $100.3 million for the six months ended October 25, 2008 and gross margin declined 220 basis points from 32.1% in the first six months of fiscal 2008 to 29.9% in the first six months of fiscal 2009. The decrease in gross profit was driven by the gross margin decline. Approximately 60 basis points of the decline in gross margin is related to product mix shifting towards lower margin furniture products versus consumable products. The remaining decline in gross margin is due to a combination of cost increases being passed on to the Company from its vendors, and higher fuel costs increasing inbound freight costs associated with procuring the products. The Company was not able to pass on vendor and transportation cost increases to customers due to current fixed pricing within contract agreements and longer-lived catalogs.

Selling, General and Administrative Expenses

As a percent of revenue, SG&A increased from 25.6 percent for the six months ended October 27, 2007 to 26.1 percent for the six months ended October 25, 2008. SG&A increased $1.2 million from $199.9 million in the first six months of fiscal 2008 to $201.1 million in the first six months of fiscal 2009. SG&A attributable to the Specialty and Essentials segments increased a combined $0.6 million and Corporate SG&A increased $0.6 million in the first six months of fiscal 2009 as compared to last year’s first six months. The increase in Corporate SG&A included $1.7 million for the closing of the Lyons, New York distribution center, as well as incremental costs associated with the Company’s direct marketing and product management initiatives. Corporate SG&A also includes incremental depreciation associated with the new ERP system. Partially offsetting these additional costs is a reduction in variable performance-based compensation expense.

Specialty segment SG&A decreased $2.4 million from $119.5 million for the six months ended October 27, 2007 to $117.1 million for the six months ended October 25, 2008, and increased 60 basis points as a percent of revenue from 26.2% to 26.8% over this same period. The decrease in SG&A was due primarily to a decline in variable-related costs such as sales commissions associated with the decreased revenues. These decreases were partially offset by increased outbound freight costs related to higher fuel prices. This increase in SG&A as a percent of revenue is primarily attributable to the fixed SG&A costs being absorbed by a smaller revenue base.

Essentials segment SG&A increased $3.0 million from $59.2 million for the six months ended October 27, 2007 to $62.2 million for the six months ended October 25, 2008, and increased 40 basis points as a percent of revenue from 18.2% to 18.6% over this same period. The increase in SG&A and SG&A as a percent of revenue was a result of increased outbound transportation costs associated with higher fuel costs, increased costs associated with the segment’s marketing initiatives and incremental variable costs associated with the volume increase.

Interest Expense

Net interest expense decreased $1.1 million from $10.3 million for the six months ended October 27, 2007 to $9.2 million for the six months ended October 25, 2008. The decrease in interest expense was due to a reduction in the overall effective borrowing rate to 4.5 percent in the first half of fiscal 2009 as compared to an effective borrowing rate of 5.0 percent in the first half of fiscal 2008. The reduction in the borrowing rate is attributable to the decreased rates in the overall credit markets. Partially offsetting the decreased interest expense related to lower interest rates is an increase of $4.4 million in the Company’s average debt outstanding in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008. Average outstanding borrowings have increased over the prior year in order to fund share repurchases made by the Company since the beginning of fiscal 2008, largely offset by cash provided by operating activities during fiscal 2008.

In May 2008, FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires an issuer of certain convertible debt instruments to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company at the beginning of fiscal 2010 (April 26, 2009) and requires retrospective application to all periods presented during which any such convertible debt instruments were outstanding. The Company expects FSP APB 14-1 to have a negative impact on historical results of operations when applied retrospectively and future operating results as long as the Company continues to have convertible debentures outstanding primarily as a result of the recognition of increased non-cash interest expense. The Company has preliminarily estimated that the adoption of FASB Staff Position APB 14-1 would have reduced diluted earnings per share by approximately $0.34 and $0.19, in fiscal 2008 and fiscal 2007, respectively.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $2.1 million in the first six months of fiscal 2009, compared to $3.7 million in the first six months of fiscal 2008. This decrease was due to lower effective discount rates associated with the Company’s securitization facility in fiscal 2009 as compared to fiscal 2008.

Provision for Income Taxes

Provision for income taxes decreased $6.3 million primarily due to lower pre-tax income. The effective income tax rate increased 10 basis points from 39.0% for the six months ended October 27, 2007 to 39.1% for the six months ended October 25, 2008.

The effective income tax rate of 39.1% exceeds the federal statutory rate of 35% primarily due to foreign income that is taxed at higher rates than domestic income along with state taxes.

Liquidity and Capital Resources

At October 25, 2008, the Company had working capital of $118.2 million. The Company’s capitalization at October 25, 2008 was $972.9 million and consisted of total debt of $448.3 million and shareholders’ equity of $524.6 million.

The Company’s credit facility matures on February 1, 2011 and provides for $350.0 million of revolving loan availability and $100.0 million incremental term loan availability. The amount outstanding as of October 25, 2008 under the revolving and incremental term loans was $100.0 million and $0, respectively. The credit facility is secured by substantially all of the Company’s assets and contains certain financial and other covenants. During the first six months of fiscal 2009, the Company borrowed under its credit facility primarily to meet seasonal working capital requirements. The Company’s borrowings are usually significantly higher during the first two quarters of its fiscal year to meet the working capital requirements of the Company’s peak selling season. As of October 25, 2008, the Company’s effective interest rate on borrowings under its credit facility was approximately 4.3%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During the six months ended October 25, 2008, the Company paid commitment fees on unborrowed funds under the credit facility of $0.3 million and amortized loan origination fee costs of $0.2 million related to the credit facility. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at October 25, 2008.

The Company’s $133.0 million, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. The notes are recorded as a current liability. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. Holders may require the Company to repurchase the notes for cash on August 1, 2010, 2013 and 2018 at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest, if any. No notes have been converted into cash or shares of common stock as of July 26, 2008. The notes are currently redeemable at the option of the Company.

In November 2006, the Company sold $200.0 million of convertible subordinated debentures due 2026. The debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. In connection with any such conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of debentures to be converted and the Company’s total conversion obligation, and will deliver, at its option, cash or shares of the Company’s common stock in respect of the remainder, if any, of the Company’s conversion obligation. The initial conversion rate is 19.4574 shares per $1,000 principal amount of debentures, which represents an initial conversion price of approximately $51.39 per share. The debentures are redeemable at the Company’s option on or after November 30, 2011. On November 30, 2011, 2016 and 2021 and upon the occurrence of certain circumstances, holders will have the right to require us to repurchase all or some of the debentures.

Net cash provided by operating activities decreased $15.2 million to $20.9 million in the first six months of fiscal 2009 as compared to $36.1 million provided in the first six months of fiscal 2008. The decrease in cash provided by operating activities was related to $19.0 million of reduced operating income earned in the first six months of fiscal 2009 as compared to the operating income earned in the first six months of fiscal 2008.

Net cash used in investing activities for the first six months of fiscal 2009 was $6.8 million as compared to $12.9 million for the first six months of fiscal 2008. Additions to property, plant and equipment decreased $2.4 million from the six months of fiscal 2008 to $5.1 million in the first quarter of fiscal 2009, primarily as a result of decreased spending related to the implementation of the Company’s ERP system. Spending on product development decreased by $1.4 million in the first six months of fiscal 2009 as compared to fiscal 2008 primarily as a result of the sale of the School Specialty Media business unit which occurred in the fourth quarter of fiscal 2008. The Company received $2.2 million during the first six months of fiscal 2009 attributable to the notes received as part of the School Specialty Media sale.

Net cash used in financing activities decreased $12.5 million from $21.0 million in the first six months of fiscal 2008 to $8.4 million in the first six months of fiscal 2009. The net cash used in financing activities during the first six months of fiscal 2009 and fiscal 2008 reflected the repurchase of 0.5 million shares of the Company’s common stock at a net cost of $15.3 million, and 1.3 million shares of the Company’s common stock at a net cost of $44.9 million, respectively. Since the beginning of fiscal 2007, the Company has repurchased 5.4 million shares at a net cost of $186.6 million. The decrease in the number of the Company’s weighted average common shares outstanding effected by share repurchases has had and will continue to have a positive impact on the Company’s earnings per share computations as compared to prior periods. Future repurchases of the Company’s common stock will depend ultimately on business conditions, the price of the Company’s common stock and other cash requirements. See Part II, Item 2, Issuer Purchases of Equity Securities for additional information regarding share repurchases.

The Company anticipates that its cash flow from operations, borrowings available from the Company’s existing credit facility and other sources of capital will be sufficient to meet the Company’s liquidity requirements for operations, including anticipated capital expenditures and the Company’s contractual obligations for the foreseeable future.

Off Balance Sheet Arrangements

The Company has an accounts receivable securitization facility. The facility was amended on January 30, 2008 to extend its expiration to January 28, 2009 and it may be extended further with the financial institution’s consent. In addition, the facility was amended to permit advances up to $175.0 million from July 1 through November 30 of each year, and advances up to $75.0 million from December 1 through June 30 of each year. The Company entered into the facility for the purpose of reducing the Company’s variable rate interest expense. At October 25, 2008, $50.0 million was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from the Company’s consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the six months ended October 25, 2008 and October 27, 2007 were $2.1 million and $3.6 million, respectively. These costs are included in other expenses in the Company’s consolidated statements of operations.

Fluctuations in Quarterly Results of Operations

The Company’s business is subject to seasonal fluctuations. The Company’s historical revenues and profitability have been dramatically higher in the first two quarters of its fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the Company’s costs for the products sold, the mix of products sold and general economic conditions. Moreover, the operating margins of businesses the Company acquires may differ substantially from its own, which could contribute to further fluctuation in quarterly operating results. Therefore, results for any fiscal quarter are not indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

During the first six months of fiscal 2009, the Company was informed that one of its subsidiaries had been contacted by the United States Environmental Protection Agency (“EPA”) seeking consensual resolution of potential compliance claims, including monetary sanctions, regarding the alleged unauthorized distribution during fiscal 2008 of certain product offerings containing an anti-microbial agent. Discussions with the EPA are at a preliminary stage and the Company therefore cannot reasonably estimate any potential outcome. The fiscal 2008 revenue derived from the products in question was approximately $100,000. The Company does not believe that the outcome of this issue will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 1A.	Risk Factors

The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in the fiscal 2008 Annual Report on Form 10-K.

ITEM 2.	Issuer Purchases of Equity Securities

Share Repurchase Program

For the three months ended October 25, 2008	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal August			—	$34,750,000
Fiscal September			—	34,750,000
Fiscal October	—	—	—	34,750,000

Total	—		—	34,750,000

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

Common stock acquired through the share repurchase programs is available for general corporate purposes and is reflected as Treasury Stock in the accompanying consolidated balance sheets. As of October 25, 2008 the Company has repurchased 5,420,210 shares for a net purchase price of $186.6 million since June 15, 2006.

ITEM 5.	Other Information

On November 18, 2008, the Board of Directors of the Company approved and adopted an amendment to Section 3.5 of the Company’s By-laws to provide that, among other things, a director elected to fill any vacancy on the Board of Directors under the provisions of Section 3.5 will hold office until the next annual meeting of shareholders of the Corporation regardless of the remaining term of the directors of the class to which he or she has been elected or until his or her earlier death, resignation or removal. A marked version of the By-laws noting such change is included on this Form 10-Q as listed under Item 6, Exhibits.

The Board of Directors also approved and adopted a similar amendment to Article VII, paragraph C of the Company’s Articles of Incorporation. This amendment is subject to shareholder approval and such approval will be sought at the 2009 annual meeting of the Company’s shareholders.

ITEM 6.	Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

11/24/08	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
Chief Executive Officer
(Principal Executive Officer)

11/24/08	/s/ David N. Vander Ploeg
Date	David N. Vander Ploeg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Current By-laws of School Specialty, Inc., as amended.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.