Form 10-Q
period 2009-01-24
SCHOOL SPECIALTY INC
filed 2009-02-27
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 24, 2009.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2009
Common Stock, $0.001 par value	18,789,728

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 24, 2009

-INDEX-

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	January 24, 2009	April 26, 2008	January 26, 2008
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,258	$4,034	$1,684
Accounts receivable, less allowance for doubtful accounts of $4,483, $4,235 and $5,265, respectively	65,220	77,591	93,770
Inventories	132,615	149,548	146,500
Deferred catalog costs	19,435	14,845	17,745
Prepaid expenses and other current assets	17,911	18,857	20,907
Refundable income taxes	—	9,288	—
Deferred taxes	16,232	15,726	10,457

Total current assets	252,671	289,889	291,063
Property, plant and equipment, net	70,379	77,311	76,517
Goodwill	530,960	543,630	544,552
Intangible assets, net	170,134	176,771	179,001
Development costs and other	28,056	29,726	26,512

Total assets	$1,052,200	$1,117,327	$1,117,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities—long-term debt	$133,664	$133,628	$133,622
Accounts payable	47,295	64,340	47,920
Accrued compensation	14,223	19,476	17,288
Deferred revenue	3,645	6,641	5,774
Accrued income taxes	7,043	—	11,539
Other accrued liabilities	32,008	30,593	31,670

Total current liabilities	237,878	254,678	247,813
Long-term debt—less current maturities	227,507	312,210	281,767
Deferred taxes	81,468	70,671	58,505
Other liabilities	785	1,080	850

Total liabilities	547,638	638,639	588,935

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,209,938; 23,631,135 and 23,629,635 shares issued, respectively	24	24	24
Capital paid-in excess of par value	391,555	380,073	378,794
Treasury stock, at cost 5,420,210; 4,922,610 and 3,814,902 shares, respectively	(186,637)	(171,387)	(136,761)
Accumulated other comprehensive income	8,965	25,158	26,341
Retained earnings	290,655	244,820	260,312

Total shareholders’ equity	504,562	478,688	528,710

Total liabilities and shareholders’ equity	$1,052,200	$1,117,327	$1,117,645

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Revenue	$121,710	$134,839	$890,810	$914,271
Cost of revenue	78,411	83,151	524,392	521,674

Gross profit	43,299	51,688	366,418	392,597
Selling, general and administrative expenses	73,283	76,559	274,389	276,415

Operating income (loss)	(29,984)	(24,871)	92,029	116,182

Other (income) expense:
Interest expense	4,304	4,524	13,766	14,811
Interest income	(102)	(9)	(322)	(23)
Other	714	1,629	2,803	5,345

Income (loss) before provision for income taxes	(34,900)	(31,015)	75,782	96,049
Provision for (benefit from) income taxes	(13,330)	(11,973)	29,947	37,555

Earnings (loss) from continuing operations	(21,570)	(19,042)	45,835	58,494

Loss from operations of discontinued School Specialty Media business unit, net of income taxes	—	(1,220)	—	(1,881)

Net income (loss)	$(21,570)	$(20,262)	$45,835	$56,613

Weighted average shares outstanding:
Basic	18,788	20,010	18,804	20,526
Diluted	18,788	20,010	18,927	21,055

Basic earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$(1.15)	$(0.95)	$2.44	$2.85
Loss from discontinued operations	—	(0.06)	—	(0.09)

Total	$(1.15)	$(1.01)	$2.44	$2.76

Diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$(1.15)	$(0.95)	$2.42	$2.78
Loss from discontinued operations	—	(0.06)	—	(0.09)

Total	$(1.15)	$(1.01)	$2.42	$2.69

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Nine Months Ended
	January 24, 2009	January 26, 2008
Cash flows from operating activities:
Net income	$45,835	$56,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	18,196	18,892
Amortization of development costs	4,593	7,217
Amortization of debt fees and other	1,529	1,521
Share-based compensation expense	3,192	4,230
Deferred taxes	10,291	8,148
Loss on disposal of property, plant and equipment	484	31
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Change in amounts sold under receivables securitization, net	(3,000)	—
Accounts receivable	13,318	(26,712)
Inventories	16,800	31,271
Deferred catalog costs	(4,590)	(2,897)
Prepaid expenses and other current assets	11,259	(2,454)
Accounts payable	(18,260)	(29,975)
Accrued liabilities	4,488	24,186

Net cash provided by operating activities	104,135	90,071

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	—	(5,753)
Additions to property, plant and equipment	(7,730)	(12,218)
Proceeds from disposal of discontinued operations	2,485	—
Investment in product development costs	(6,152)	(7,955)
Proceeds from disposal of property, plant and equipment	192	375

Net cash used in investing activities	(11,205)	(25,551)

Cash flows from financing activities:
Proceeds from bank borrowings	533,800	533,000
Repayment of debt and capital leases	(618,467)	(544,340)
Purchase of treasury stock	(15,250)	(60,253)
Proceeds from exercise of stock options	2,692	5,519
Excess income tax benefit from exercise of stock options	1,519	852

Net cash used in financing activities	(95,706)	(65,222)

Net decrease in cash and cash equivalents	(2,776)	(702)
Cash and cash equivalents, beginning of period	4,034	2,386

Cash and cash equivalents, end of period	$1,258	$1,684

Supplemental disclosures of cash flow information:
Interest paid	$13,059	$15,865
Income taxes paid	$5,539	$12,904

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

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at January 24, 2009, April 26, 2008 and January 26, 2008, was $785, $1,080 and $850, respectively, all of which would have an impact on the effective tax rate if recognized. The Company paid approximately $466 ($286 net of federal tax benefits) for resolution of certain state tax issues during the first nine months of fiscal 2009. The Company does not expect any other material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 4 – DISCONTINUED OPERATION

During the fourth quarter of fiscal 2008, the Company completed the sale and ultimate disposal of substantially all remaining assets of the School Specialty Media (“SSM”) business unit for proceeds of $8,597, of which $1,350 was received in cash prior to the end of fiscal 2008. The Company received additional cash proceeds of $2,485 during the first nine months of fiscal 2009, and has recorded a note and other receivables of $4,762 as of January 24, 2009, of which $2,200 is expected to be received within one year.

In accordance with SFAS No. 144, the Company has reflected the impairment charges, operations and disposal of SSM as discontinued operations in the accompanying consolidated statements of earnings for all periods presented. The accompanying consolidated balance sheets include the following assets and liabilities of SSM at January 26, 2008:

January 26, 2008
Accounts receivable	$1,850
Inventory	5,546
Prepaid catalog and other current assets	4,091
Property, plant and equipment, net	206
Goodwill and other intangible assets, net	—
Product development costs	3,959

Total assets	$15,652

Total current liabilities	$904

The following table illustrates the amounts of revenue and earnings (losses) reported in discontinued operations in the accompanying consolidated statements of operations:

	For the Three Months Ended January 26, 2008	For the Nine Months Ended January 26, 2008
Revenue	$2,726	$13,093

Loss from discontinued operations before income taxes	$(1,984)	$(3,058)
Benefit from income taxes	(764)	(1,177)

Loss from discontinued operations, net of income taxes	$(1,220)	$(1,881)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 5 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in shareholders' equity during the nine months ended January 24, 2009 were as follows:

Shareholders' equity balance at April 26, 2008	$478,688
Net income	45,835
Share-based compensation	3,192
Issuance of common stock in conjunction with stock option exercises	2,692
Tax benefit on option exercises	5,598
Purchase of treasury shares	(15,250)
Foreign currency translation adjustment	(16,193)

Shareholders' equity balance at January 24, 2009	$504,562

Comprehensive income for the periods presented in the condensed consolidated statement of operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Net income (loss)	$(21,570)	$(20,262)	$45,835	$56,613
Foreign currency translation adjustment	849	(3,174)	(16,193)	8,578

Total comprehensive income (loss)	$(20,721)	$(23,436)	$29,642	$65,191

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 6 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended January 24, 2009:
Basic and diluted EPS	$(21,570)	18,788	$(1.15)

Three months ended January 26, 2008:
Basic and diluted EPS	$(20,262)	20,010	$(1.01)

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Nine months ended January 24, 2009:
Basic EPS	$45,835	18,804	$2.44

Effect of dilutive stock options		108
Effect of non-vested stock units		15

Diluted EPS	$45,835	18,927	$2.42

Nine months ended January 26, 2008:
Basic EPS	$56,613	20,526	$2.76

Effect of dilutive stock options		529

Diluted EPS	$56,613	21,055	$2.69

The Company had additional stock options outstanding of 1,434 and 1,255 during the nine months ended January 24, 2009 and January 26, 2008, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

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

NOTE 7 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has three share-based employee compensation plans under which awards were outstanding as of January 24, 2009. On June 10, 1998, the Company’s Board of Directors approved the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”); on August 27, 2002 the Company’s Board of Directors approved the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and on June 24, 2008, the Company’s Board of Directors approved the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All three plans have been approved by the Company’s shareholders. The purpose of the plans is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008. Under the 2002 Plan, the maximum number of equity awards available for grant is 1,500 shares. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

A summary of option activity during the nine months ended January 24, 2009 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 26, 2008	2,707	$26.69	1,980	$23.01
Granted	164	28.69
Exercised	(1,052)	16.61
Canceled	(126)	34.53

Balance at January 24, 2009	1,693	$32.57	1,031	$31.07

The following table details supplemental information regarding stock options outstanding at January 24, 2009:

	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Options outstanding	6.00 years	$44
Options vested and expected to vest	5.90 years	44
Options exercisable	4.52 years	44

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price
$15.00 - $24.10	331	2.45	$19.59	305	$19.63
$24.11 - $31.58	284	7.94	30.36	84	29.36
$31.59 - $36.82	677	6.07	36.17	468	36.04
$36.83 - $59.84	401	7.46	38.75	174	38.66

	1,693	6.00	$32.57	1,031	$31.07

Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. Prior to fiscal 2009, the Company issued new shares of common stock to settle shares due upon option exercise. In fiscal 2009, the Company’s option plans were amended to allow for the net settlement of the exercise price and related tax liabilities for non-qualified stock option exercises. For the nine months ended January 24, 2009, approximately 579 new shares were issued upon the exercise of stock options, 469 shares were tendered to satisfy the exercise price, and 4 shares were surrendered to satisfy employee tax liabilities.

During the first nine months of fiscal 2009 and fiscal 2008, respectively the Company granted 78 and 69 non-vested stock unit (“NSU”) awards to members of the Company’s management under the 2002 Plan. The NSUs are performance-based and vest at the end of a three-year cycle and will result in the award of shares of Company common stock if targeted metrics are achieved at a threshold level or above. The performance metric employed for the awards granted in both fiscal 2009 and fiscal 2008 is cumulative three-year average earnings per share from continuing operations. The NSUs will be settled in shares of Company common stock with actual shares awarded ranging from 80% of the target number of shares if

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The approximate fair value of awards granted during the first nine months of fiscal 2009 is $2,404 provided the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to performance-based NSU awards on a straight-line basis over the vesting period adjusted for changes in the expected level of performance. During the three months ended January 24, 2009 the Company recognized expense of $12 ($7, net of tax) related to performance-based NSU awards, which is lower than the prior period due to reductions in the expected level of performance for outstanding awards and changes in estimated forfeitures. During the three months ended January 26, 2008 the Company recognized expense of $221 ($135, net of tax) related to performance-based NSU awards. During the nine months ended January 24, 2009 and January 26, 2008, the Company recognized expense of $225 ($138, net of tax) and $662 ($405, net of tax) related to performance-based NSU awards.

During the first nine months of fiscal 2009, the Company granted 7 time-based NSU awards to independent members of the Company’s Board of Directors with an approximate fair value of $203. The awards vest one year from the date of grant and the Company is recognizing share-based compensation expense related to these awards on a straight-line basis over the vesting period. During the three and nine months ended January 24, 2009, respectively, the Company recognized $51 ($31, net of tax) and $120 ($73 net of tax) of expense related to these awards.

During the three months ended January 24, 2009 and January 26, 2008, the Company recognized $802 ($739 related to stock options and $63 related to NSU awards) and $1,386 ($1,165 related to stock options and $221 related to NSU awards), respectively, in share-based compensation expense, which is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The income tax benefit recognized related to share-based compensation expense was $286 and $453 for the three months ended January 24, 2009 and January 26, 2008, respectively.

During the nine months ended January 24, 2009 and January 26, 2008, the Company recognized $3,192 ($2,847 related to stock options and $345 related to NSU awards) and $4,230 ($3,568 related to stock options and $662 related to NSU awards), respectively, in share-based compensation expense, which is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The income tax benefit recognized related to share-based compensation expense was $1,150 and $1,366 for the nine months ended January 24, 2009 and January 26, 2008, respectively.

The Company recognizes share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

As of January 24, 2009, total unrecognized share-based compensation expense related to stock options was $6,859, net of estimated forfeitures, and total unrecognized share-based compensation expense related to NSUs was $859, which the Company expects to recognize over a weighted average period of approximately 2.2 years.

The weighted average fair value per share of options granted during the three months ended January 24, 2009 and January 26, 2008 was $5.91 and $12.24, respectively. The weighted average fair value per share of options granted during the nine months ended January 24, 2009 and January 26, 2008 was $9.20 and $13.09, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Average-risk free interest rate	2.47%	3.55%	3.34%	4.67%
Expected dividend yield	—	—	—	—
Expected volatility	28.05%	29.05%	27.04%	29.33%
Expected term	5.5 years	5.5 years	5.5 years	5.5 years

	For the Three Months Ended		For the Nine Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Total intrinsic value of stock options exercised	$10	$770	$15,263	$5,962
Cash received from stock option exercises	$45	$679	$2,692	$5,519
Income tax benefit from the exercise of stock options	$4	$299	$5,922	$1,979

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

January 24, 2009	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$35,789	$(14,962)	$20,827
Publishing rights (15 to 25 years)	106,510	(16,719)	89,791
Non-compete agreements (4 to 10 years)	7,504	(5,199)	2,305
Tradenames and trademarks (10 to 30 years)	3,024	(627)	2,397
Order backlog and other (2 to 13 years)	2,634	(1,217)	1,417

Total amortizable intangible assets	155,461	(38,724)	116,737

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$208,858	$(38,724)	$170,134

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

April 26, 2008	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,236	$(13,390)	$22,846
Publishing rights (15 to 25 years)	106,510	(13,175)	93,335
Non-compete agreements (3.5 to 10 years)	8,043	(5,092)	2,951
Tradenames and trademarks (10 to 30 years)	3,024	(509)	2,515
Order backlog and other (less than 1 to 13 years)	3,221	(1,494)	1,727

Total amortizable intangible assets	157,034	(33,660)	123,374

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$210,431	$(33,660)	$176,771

January 26, 2008	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,267	$(12,820)	$23,447
Publishing rights (15 to 25 years)	106,510	(12,004)	94,506
Non-compete agreements (3.5 to 10 years)	8,734	(5,530)	3,204
Tradenames and trademarks (10 to 30 years)	3,034	(479)	2,555
Order backlog and other (less than 1 to 13 years)	3,701	(1,809)	1,892

Total amortizable intangible assets	158,246	(32,642)	125,604

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$211,643	$(32,642)	$179,001

Intangible amortization expense included in selling, general and administrative expense for the three months ended January 24, 2009 and January 26, 2008 was $2,088 and $2,164, respectively, and $6,350 and $6,489 for the nine months ended January 24, 2009 and January 26, 2008, respectively.

Intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2009 is estimated to be:

Fiscal 2009 (three months remaining)	$2,082
Fiscal 2010	8,311
Fiscal 2011	7,997
Fiscal 2012	7,829
Fiscal 2013	7,432
Fiscal 2014	7,273

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following information presents changes to goodwill during the period beginning January 26, 2008 through January 24, 2009:

Segment	Balance at January 26, 2008	Fiscal 2008 Acquisitions	Adjustments	Balance at April 26, 2008	Fiscal 2009 Acquisitions	Adjustments	Balance at January 24, 2009
Specialty	$379,409	$75	$(997)	$378,487	$—	$(12,670)	$365,817
Essentials	165,143	—	—	165,143	—	—	165,143

Total	$544,552	$75	$(997)	$543,630	$—	$(12,670)	$530,960

The Specialty segment adjustments during the period January 26, 2008 to April 26, 2008 of $(922) are comprised of $(875) related to foreign currency translation adjustments and $(122) of adjustments related to goodwill amounts recorded in previous fiscal years. The $75 increase in goodwill reflected as Fiscal 2008 Acquisitions is related to final adjustments from the Company’s acquisition of Sitton Spelling during the second quarter of fiscal 2008.

The Specialty segment adjustments during the nine months ended January 24, 2009 of $(12,670) are comprised entirely of foreign currency translation adjustments.

During the first quarter of fiscal 2009, the Company performed its annual goodwill impairment test pursuant to FASB Statement No. 142 Goodwill and Other Intangible Assets. The fair value of the Company’s reporting units was estimated using a combined income (discounted cash flow) and market approach (guideline public company comparables) valuation model which indicated that the fair value of the Company’s net assets exceeded the carrying value. The estimated fair value of the reporting units was dependent on several significant assumptions, including earnings projections and discount rate.

During fiscal 2009, the Company experienced a decline in its market capitalization. As of January 24, 2009, the market capitalization was $300.6 million, compared to the Company’s book value of $504.6 million. FASB Statement No. 142 requires the performance of an interim goodwill impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company evaluated the movement in its stock price over the past quarter, along with the operating performance, cash flow performance and industry outlook. Significant judgment is involved in determining if an indicator of impairment has occurred. In making this assessment, management relies on a number of factors including, among others, operating results, business plans, projections, anticipated future cash flows, and market place data including market capitalization. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.

Given current economic conditions, the Company performed a sensitivity analysis of the estimated fair value of its reporting units using the income approach. Key assumptions used in the income approach include, but are not limited to, expected cash flows from the reporting unit operations and the discount rate utilized for discounting such cash flow estimates.

As a result of the sensitivity analysis, the Company determined that there was not a re-consideration event that impacted the realizability of goodwill as of January 24, 2009. Should economic conditions deteriorate further, revisions in the Company’s estimates of future cash flows for each reporting unit may be insufficient to support carrying value and the goodwill assigned to it, requiring the Company to test for impairment. Non cash impairment charges, if any, may be material to the Company’s results of operations.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	January 24, 2009	April 26, 2008	January 26, 2008
Land	$158	$502	$502
Projects in progress	5,095	4,276	3,177
Buildings and leasehold improvements	31,041	33,323	33,597
Furniture, fixtures and other	94,818	94,670	93,050
Machinery and warehouse equipment	42,371	43,983	44,066

Total property, plant and equipment	173,483	176,754	174,392
Less: Accumulated depreciation	(103,104)	(99,443)	(97,875)

Net property, plant and equipment	$70,379	$77,311	$76,517

Depreciation expense for the three months ended January 24, 2009 and January 26, 2008 was $4,065 and $4,247, respectively, and $11,846 and $12,402 for the nine months ended January 24, 2009 and January 26, 2008, respectively.

NOTE 10 – DEBT

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement matures on February 1, 2011 and provides for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also pays a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at January 24, 2009. The effective interest rate under the credit facility for the third quarter of fiscal 2009 was 11.97%, which includes amortization of the loan origination fees of $78 and commitment fees on unborrowed funds of $212. The effective interest rate under the credit facility for the third quarter of fiscal 2008 was 9.06%, which includes amortization of the loan origination fees of $78 and commitment fees on unborrowed funds of $181. The effective interest rate under the credit facility for the first nine months of fiscal 2009 was 5.65%, which includes amortization of the loan origination fees of $234 and commitment fees on unborrowed funds of $528. The effective interest rate under the credit facility for the first nine months of fiscal 2008 was 8.41%, which includes amortization of the loan origination fees of $234 and commitment fees on unborrowed funds of $512. The revolving loan provides for a letter of credit sub-facility of up to $15,000, under which $2,065 was issued and outstanding as of January 24, 2009. As January 24, 2009, April 26, 2008 and January 26, 2008, respectively, $13,000, $97,200 and $66,600 was outstanding on the revolving loan and reflected as non-currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. No borrowings have been made on the term loan since inception.

During 2003, the Company sold an aggregate principal amount of $133,000 of convertible subordinated notes due in 2023. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. The notes carry an annual interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company may be required to make additional payments of interest. The notes became convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share during fiscal 2006 and are recorded as a current liability. Holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. Holders may require the Company to repurchase the notes for cash on August 1, 2010, 2013 and 2018 at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest, if any. No notes have been converted into cash or shares of common stock as of January 24, 2009. The notes are currently redeemable at the option of the Company.

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

NOTE 11 – SECURITIZATION OF ACCOUNTS RECEIVABLE

The Company and certain of its U.S. subsidiaries entered into an agreement (the “Receivables Facility”) in November 2000 with a financial institution whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed New School, Inc. (“NSI”), a wholly-owned, special purpose, bankruptcy-remote subsidiary. As such, the assets of NSI will be available first and foremost to satisfy the claims of the creditors of NSI. NSI was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. NSI does not meet the conditions of a qualifying Special Purpose Entity and therefore the results of NSI have been included in the Company’s consolidated results for financial reporting purposes. Under the Receivables Facility, the Company and certain subsidiaries transfer without recourse all their accounts receivables to NSI. NSI, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. The Company receives a fee from the financial institution for billing and collection functions, which remain the responsibility of the Company, which approximates fair value of the Company’s obligations. The facility expired on January 28, 2009 and the Company elected to not renew the agreement due to the expected future expense of the facility compared to other sources of liquidity available to the Company.

This two-step transaction under the Receivables Facility is accounted for as a sale of receivables under the provision of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” At January 24, 2009, April 26, 2008, and January 26, 2008, respectively, $47,000, $50,000 and $50,000 was advanced under the Receivables Facility and accordingly, that amount of accounts receivable has been removed from the accompanying consolidated balance sheets. The Company’s retained interests in the receivables sold are recorded at fair value, which approximates cost, due to the short-term nature of the receivables sold. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $715 and $1,629 for three months ended January 24, 2009 and January 26, 2008, respectively, and $2,799 and $5,345 for the nine months ended January 24, 2009 and January 26, 2008, respectively, and are included in other expenses in the accompanying condensed consolidated statement of operations. Supplemental information related to the accounts receivable securitization transactions is provided below. Proceeds under accounts receivable securitization and collections as servicer of receivables sold have been netted in the accompanying consolidated statements of cash flows under the caption, “Change in amounts sold under receivables securitization, net.”

	Nine Months Ended
	January 24, 2009	January 26, 2008
Proceeds under accounts receivable securitization	$415,263	$476,929
Collections as servicer of receivables sold	(418,263)	(476,929)

Retained interest in gross accounts receivable at end of period	$69,418	$93,747
Cash flows from retained interests	367,105	423,426

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 12 – RESTRUCTURING

The Company accounts for restructuring costs associated with both the closure or disposal of distribution centers and severance related to headcount reductions in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit of Disposal Activities.” During the second quarter of fiscal 2009, the Company recorded $1,670 of expenses primarily related to severance, facility costs and impairment of non-facility related fixed assets associated with the closing of the Company’s Lyons, New York distribution center. In addition, the Company has classified the real property and building assets of the former distribution center as held for sale as of January 24, 2009 and reflected the assets under the caption “Prepaid expense and other current assets” in the accompanying condensed consolidated balance sheet. During the third quarter of fiscal 2009, the Company recorded $1,343 of severance expense related to the elimination of approximately 160 positions across the Company. As of January 24, 2009, there was $1,540 of accrued restructuring costs for the severance and distribution center closing recorded in other current liabilities on the accompanying condensed consolidated balance sheet.

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

	Three Months Ended		Nine Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Revenue(1):
Specialty	$69,967	$78,254	$506,426	$535,315
Essentials	52,218	57,540	387,713	383,800
Corporate and intercompany eliminations	(475)	(955)	(3,329)	(4,844)

Total	$121,710	$134,839	$890,810	$914,271

Operating income (loss) and income (loss) before provision for income taxes(1):
Specialty	$(13,301)	$(10,636)	$91,613	$105,376
Essentials	(4,752)	(3,906)	33,346	41,636
Corporate and intercompany eliminations	(11,931)	(10,329)	(32,930)	(30,830)

Operating income (loss)	(29,984)	(24,871)	92,029	116,182
Interest expense and other	4,916	6,144	16,247	20,133

Income (loss) before provision for income taxes	$(34,900)	$(31,015)	$75,782	$96,049

(1)	Revenue and operating income for the three and nine months ended January 26, 2008 have been reclassified between the Specialty segment and Corporate and intercompany eliminations to conform to the current year presentation of inter-segment revenues due to changes in transaction flows between segments as reported in the Company’s internal management reporting. As a result, Specialty segment revenue and operating income for the three months ended January 26, 2008 were reduced by $2,280 and $1,020, respectively. Specialty segment revenue and operating income for the nine months ended January 26, 2008 were reduced by $10,101 and $3,040, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	January 24, 2009	January 26, 2008
Identifiable assets (as of quarter end):
Specialty	$736,217	$782,675
Essentials	272,380	285,301
Corporate and intercompany eliminations	43,603	34,016

Total assets of continuing segments	1,052,200	1,101,992
Discontinued operations	—	15,653

Total	$1,052,200	$1,117,645

	Three Months Ended		Nine Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Depreciation and amortization of intangible assets and development costs:
Specialty	$4,121	$4,093	$13,458	$15,462
Essentials	688	776	2,273	2,340
Corporate	2,412	2,282	7,058	6,342

Total continuing segments	7,221	7,151	22,789	24,144
Discontinued operations	—	728	—	1,965

Total	$7,221	$7,879	$22,789	$26,109

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Specialty	$2,327	$2,281	$7,210	$6,547
Essentials	509	152	604	190
Corporate	1,875	3,843	6,068	10,161

Total continuing segments	4,711	6,276	13,882	16,898
Discontinued operations	—	923	—	3,274

Total	$4,711	$7,199	$13,882	$20,172

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

During the first nine months of fiscal 2009, revenue decreased 2.6% as compared to the first nine months of fiscal 2008. The Essentials segments had revenue growth of 1.0% which was primarily related to strong furniture sales associated with new school construction projects, partially offset by a reduction in consumable orders. The Specialty segment experienced a revenue decline in the nine-month period of 5.4%. The decline in the Specialty segment was attributable primarily to the cyclical nature of state adoption revenues for the Company’s curriculum-based products. Our state adoption revenue will continue to have significant variability between years due to the adoption schedules established by individual states. As such, we expect fiscal 2010 adoption revenue will decline as compared to fiscal 2009 adoption revenue. Gross margin was 41.1% for the first nine months of fiscal 2009, down 180 basis points from the comparable period last year. This decline is related to rising vendor and fuel costs during our peak shipping season and the shift in revenue towards lower margin products both within the segments, as well as between the segments.

Selling, general and administrative expenses (“SG&A”) increased 60 basis points as a percent of revenues in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008. Approximately 30 basis points of this increase is related to restructuring charges of $3.0 million in the first nine months of fiscal 2009 related to a distribution center closing and other severance costs. The remaining increase is related to a combination of the fixed SG&A costs being spread over a lower revenue base as well as increased transportation costs due to higher fuel costs during the Company’s seasonally high-volume shipping months.

Operating income was $92.0 million in the first nine months of fiscal 2009, a decrease of $24.2 million from the prior year’s comparable period. Earnings from continuing operations were $45.8 million in the first nine months of fiscal 2009, a decrease of $12.7 million from the first nine months of fiscal 2008.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues for the three and nine months ended January 24, 2009 and January 26, 2008:

	Three Months Ended		Nine Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	64.4	61.7	58.9	57.1

Gross profit	35.6	38.3	41.1	42.9
Selling, general and administrative expenses	60.2	56.8	30.8	30.2

Operating income (loss)	(24.6)	(18.5)	10.3	12.7
Interest expense, net	3.5	3.3	1.5	1.6
Other expense	0.6	1.2	0.3	0.6

Income (loss) before provision for income taxes	(28.7)	(23.0)	8.5	10.5
Provision for (benefit from) income taxes	(11.0)	(8.9)	3.4	4.1

Earnings (loss) from continuing operations	(17.7)%	(14.1)%	5.1%	6.4%

Three months Ended January 24, 2009 Compared to Three months Ended January 26, 2008

Revenue

Revenue decreased 9.7% from $134.8 million for the three months ended January 26, 2008 to $121.7 million for the three months ended January 24, 2009.

Specialty segment revenue decreased $8.3 million or 10.6% from $78.3 million for the three months ended January 26, 2008 (which included $1.1 million of intersegment revenues) to $70.0 million for the three months ended January 24, 2009 (which included $0.6 million of intersegment revenues). The decrease was attributable to a combination of reductions and delays in spending by school districts as state budgetary concerns and the ongoing global economic slowdown have resulted in uncertainty as to the education funding levels in the upcoming state budget cycles. This uncertainty also is negatively impacting the smaller orders placed directly by teachers.

Essentials segment revenue decreased $5.3 million, or 9.2%, from $57.5 million for the three months ended January 26, 2008 to $52.2 million for the three months ended January 24, 2009. Both periods are comprised solely of sales to external parties. Consistent with the Specialty segment, the ongoing economic slowdown is negatively impacting Essentials revenue. The impact in the Essentials segment revenue was mainly related to the consumables business. Furniture revenues were relatively flat during the current year quarter compared to last year.

Gross Profit

Gross profit decreased $8.4 million, or 16.2%, from $51.7 million for the three months ended January 26, 2008 to $43.3 million for the three months ended January 24, 2009. The decrease in gross profit was due to a combination of decreased consolidated revenue and gross margin declines in both the Specialty and Essentials segments. Gross margin declined 270 basis points from 38.3% for the three months ended January 26, 2008 to 35.6% for the three months ended January 24, 2009.

Specialty segment gross profit decreased $6.7 million from $34.9 million for the three months ended January 26, 2008 to $28.2 million for the three months ended January 24, 2009 and gross margin decreased from 44.6% to 40.3%. The decrease in gross profit was related primarily to the overall decrease in Specialty revenue, as well as the decreased gross margin. Approximately 160 basis points of the decreased gross margin was related to the lower-margin product mix within the Specialty businesses, especially the reduction in the revenue attributable to curriculum-based products. In addition, product promotions within the science unit in the current year’s quarter negatively impacted Specialty segment gross margin by 130 basis points. Finally, the volume decline resulted in an underabsorption of fixed overhead costs which contributed to the gross margin decline.

Essentials segment gross profit decreased $1.8 million from $16.5 million for the three months ended January 26, 2008 to $14.7 million for the three months ended January 24, 2009. This decrease was attributable primarily to the decreased volume in the current quarter. To a lesser extent, a decline of 50 basis points in the gross margin from 28.7% in the third quarter of fiscal 2008 to 28.2% in the third quarter of fiscal 2009 also contributed to the gross profit decline. A shift in the product mix towards lower margin furniture products versus consumable products led to a 90 basis point decline in the current quarter gross margin.

Selling, General and Administrative Expenses

SG&A includes selling expenses, the most significant of which are sales wages and commissions; operations expenses, which includes customer service, warehouse and out-bound freight costs; catalog costs; general administrative overhead, which include information systems, accounting, legal and human resources; and depreciation and intangible asset amortization expense.

As a percent of revenue, SG&A increased from 56.8% for the three months ended January 26, 2008 to 60.2% for the three months ended January 24, 2009. SG&A decreased $3.3 million from $76.6 million in the third quarter of fiscal 2008 to $73.3 million in the third quarter of fiscal 2009. SG&A attributable to the Specialty and Essentials segments decreased a combined $4.9 million and Corporate SG&A increased $1.6 million, to $12.3 million in the third quarter of fiscal 2009 as compared to $10.7 million last year’s third quarter. The increase in Corporate SG&A included severance costs related to the Company’s cost reduction efforts, incremental costs associated with the company’s direct marketing and product management initiatives, and incremental depreciation related to the ERP phased implementations in recent years.

Specialty segment SG&A decreased $4.0 million from $45.5 million for the three months ended January 26, 2008 to $41.5 million for the three months ended January 24, 2009, and increased 110 basis points as a percent of revenue from 58.2% to 59.3% over this same period. The decrease in SG&A was due primarily to a decline in variable costs such as sales commissions, warehousing and transportation associated with the decreased revenues. In addition, cost reduction efforts undertaken during the quarter contributed to the decline in SG&A. The increase in SG&A as a percent of revenue is primarily attributable to the fixed SG&A costs being absorbed by a smaller revenue base.

Essentials segment SG&A decreased $0.9 million from $20.4 million for the three months ended January 26, 2008 to $19.5 million for the three months ended January 24, 2009, but increased 180 basis points as a percent of revenue from 35.5% to 37.3% over this same period. The decrease in SG&A was related to the decline in variable costs associated with the volume decline. Partially offsetting the decline were increases associated with the segment’s marketing initiatives, as well as severance costs associated with headcount reductions made in the third quarter. The increase in SG&A as a percent of revenue was driven by the base of non-variable costs in comparison to decreased revenue partially offset by decreased costs associated with transportation savings and other cost reduction efforts.

Interest Expense

Net interest expense decreased $0.3 million from $4.5 million for the three months ended January 26, 2008 to $4.2 million for the three months ended January 24, 2009. The decrease in interest expense was due to a reduction in the overall effective borrowing rate to 4.6% in the third quarter of fiscal 2009 as compared to an effective borrowing rate of 4.8% in the third quarter of fiscal 2008, along with a $19.5 million decrease in the Company’s average outstanding borrowings over the same periods.

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $0.7 million in the third quarter of fiscal 2009, compared to $1.6 million in the third quarter of fiscal 2008. This decrease was due to lower effective discount rates associated with the Company’s securitization facility in fiscal 2009 as compared to fiscal 2008.

Provision for (Benefit From) Income Taxes

Benefit from income taxes increased $1.3 million from a benefit of $12.0 million in the third quarter of fiscal 2008 to a benefit of $13.3 million in the third quarter of fiscal 2009. This increase was primarily due to an increased pre-tax loss for the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. The effective income tax rate decreased 40 basis points from 38.6% for the three months ended January 26, 2008 to 38.2% for the three months ended January 24, 2009. The change in the effective tax rate is related primarily to an incremental tax benefit in fiscal 2008’s third quarter due to the favorable tax treatment of charitable contributions of inventory.

The effective income tax rate of 38.2% exceeds the federal statutory rate of 35% primarily due to foreign income that is taxed at higher rates than domestic income, along with state taxes.

Nine Months Ended January 24, 2009 Compared to Nine Months Ended January 26, 2008

Revenue decreased 2.6% from $914.3 million for the nine months ended January 26, 2008 to $890.8 million for the nine months ended January 24, 2009.

Specialty segment revenue decreased 5.4% from $535.3 million for the nine months ended January 26, 2008 (which included $5.3 million of intersegment revenues) to $506.4 million for the nine months ended January 24, 2009 (which included $3.8 million of intersegment revenues). The decline in Specialty segment revenue was related primarily to a decline of approximately $25 million of state adoption revenue from the Company’s curriculum-based products. The remaining reduction is related to the decline in the Specialty segment business associated the global economic slowdown.

Essentials segment revenue increased 1.0% from $383.8 million for the nine months ended January 26, 2008 to $387.7 million for the nine months ended January 24, 2009. Revenue amounts for both periods were comprised solely of sales to external parties. The increase in Essentials segment revenue was due to a combination of stronger furniture orders and the timing of key school building projects. Partially offsetting these revenue gains was a decline in consumable orders, the timing of which coincided with the deteriorating macro-economic conditions in the latter part of the period presented.

Gross Profit

Gross profit decreased 6.7% from $392.6 million for the nine months ended January 26, 2008 to $366.4 million for the nine months ended January 24, 2009. The decrease in gross profit was due to a combination of decreased consolidated revenue and gross margin declines in both the Specialty and Essentials segments. Gross margin declined 180 basis points from 42.9% for the nine months ended January 26, 2008 to 41.1% for the nine months ended January 24, 2009. Approximately 40 basis points of this decline was related to the mix of revenue between segments. The Specialty segment, which generates a higher gross margin than the Essentials, accounted for 58% of the consolidated revenues in the first nine months of fiscal 2008 as compared to 57% of consolidated revenues in the first nine months of fiscal 2009.

Specialty segment gross profit decreased $20.2 million from $270.4 million for the nine months ended January 26, 2008 to $250.2 million for the nine months ended January 24, 2009 and gross margin decreased from 50.5% to 49.4%. The decrease in gross profit was related primarily to the overall decrease in Specialty revenue, as well as the decreased gross margin. The primary cause of the decreased gross margin was the lower margin product mix within the Specialty businesses, especially the reduction in the state adoption revenue from curriculum-based products. To a lesser extent, product cost increases and increased transportation costs on vendor-direct shipments to customers also placed pressure on the Specialty segment gross margins.

Essentials segment gross profit decreased $6.3 million from $121.3 million for the nine months ended January 26, 2008 to $115.0 million for the nine months ended January 24, 2009 and gross margin declined 190 basis points from 31.6% in the first nine months of fiscal 2008 to 29.7% in the first nine months of fiscal 2009. The decrease in gross profit was driven by the gross margin decline. Approximately 60 basis points of the decline in gross margin is related to product mix shifting towards lower margin furniture products versus consumable products. The remaining decline in gross margin is due to a combination of cost increases being passed on to the Company from its vendors, and higher fuel costs increasing inbound freight costs associated with procuring the products. The Company was not able to pass on vendor and transportation cost increases to customers due to current fixed pricing within contract agreements and longer-lived catalogs.

Selling, General and Administrative Expenses

As a percent of revenue, SG&A increased from 30.2% for the nine months ended January 26, 2008 to 30.8% for the nine months ended January 24, 2009. SG&A decreased $2.0 million from $276.4 million in the first nine months of fiscal 2009 to $274.4 million in the first nine months of fiscal 2009. SG&A attributable to the Specialty and Essentials segments decreased a combined $4.3 million and Corporate SG&A increased $2.3 million in the first nine months of fiscal 2009 as compared to last year’s first nine months. The increase in Corporate SG&A included $1.7 million for the closing of the Lyons, New York distribution center, severance costs related to headcount reductions, and incremental costs associated with the Company’s direct marketing and product management initiatives. Corporate SG&A also includes incremental depreciation associated with the new ERP system. Partially offsetting these additional costs is a reduction in variable performance-based compensation expense, as well as savings from the Company’s cost reduction efforts, primarily in compensation and occupancy.

Specialty segment SG&A decreased $6.4 million from $165.0 million for the nine months ended January 26, 2008 to $158.6 million for the nine months ended January 24, 2009, and increased 50 basis points as a percent of revenue from 30.8% to 31.3% over this same period. The decrease in SG&A was due primarily to a decline in variable costs such as sales commissions, warehousing and transportation associated with the decreased revenues. These decreases were partially offset by increased outbound freight costs related to higher fuel prices during the Company’s high volume summer months, as well as severance costs associated with headcount reductions. This increase in SG&A as a percent of revenue is primarily attributable to the fixed SG&A costs being absorbed by a smaller revenue base.

Essentials segment SG&A increased $2.1 million from $79.6 million for the nine months ended January 26, 2008 to $81.7 million for the nine months ended January 24, 2009, and increased 40 basis points as a percent of revenue from 20.7% to 21.1% over this same period. The increase in SG&A and SG&A as a percent of revenue was a result of increased outbound transportation costs associated with higher fuel costs, increased costs associated with the segment’s marketing initiatives, severance costs related to headcount reductions, and incremental variable costs associated with the volume increase.

Interest Expense

Net interest expense decreased $1.4 million from $14.8 million for the nine months ended January 26, 2008 to $13.4 million for the nine months ended January 24, 2009. The decrease in interest expense was due to a reduction in the overall effective borrowing rate to 4.5% in the first nine months of fiscal 2009 as compared to an effective borrowing rate of 4.9% in the first nine months of fiscal 2008. The reduction in the borrowing rate is attributable to the decreased rates in the overall credit markets. In addition, average outstanding borrowings in fiscal 2009 have decreased by $3.6 million as compared to the first nine months of fiscal 2009. Average outstanding borrowings have decreased over the prior year as cash provided by operating activities in the first nine months of fiscal 2009, partially offset by share repurchases made by the Company since the beginning of fiscal 2008, has been used to reduce debt.

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

Other Expense

Other expense, which primarily consists of the discount and loss on the accounts receivable securitization, was $2.8 million in the first nine months of fiscal 2009, compared to $5.3 million in the first nine months of fiscal 2008. This decrease was due to lower effective discount rates associated with the Company’s securitization facility in fiscal 2009 as compared to fiscal 2008.

Provision for Income Taxes

Provision for income taxes decreased $7.6 million primarily due to lower pre-tax income. The effective income tax rate increased 40 basis points from 39.1% for the nine months ended January 26, 2008 to 39.5% for the nine months ended January 24, 2009. The increase in the effective tax rate is related to the incremental tax benefit realized in fiscal 2008 for the favorable tax treatment of certain inventory donations.

The effective income tax rate of 39.5% exceeds the federal statutory rate of 35% primarily due to foreign income that is taxed at higher rates than domestic income, along with state taxes.

Liquidity and Capital Resources

At January 24, 2009, the Company had working capital of $14.8 million. The Company’s capitalization at January 24, 2009 was $865.7 million and consisted of total debt of $361.1 million and shareholders’ equity of $504.6 million.

The Company’s credit facility matures on February 1, 2011 and provides for $350.0 million of revolving loan availability and $100.0 million incremental term loan availability. The amounts outstanding as of January 24, 2009 under the revolving and incremental term loans were $13.0 million and $0, respectively. The credit facility is secured by substantially all of the Company’s assets and contains certain financial and other covenants. During the first nine months of fiscal 2009, the Company borrowed under its credit facility primarily to meet seasonal working capital requirements. The Company’s borrowings are usually significantly higher during the first two quarters of its fiscal year to meet the working capital requirements of the Company’s peak selling season. As of January 24, 2009, the Company’s effective interest rate on borrowings under its credit facility was approximately 1.9%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During the nine months ended January 24, 2009, the Company paid commitment fees on unborrowed funds under the credit facility of $0.5 million and amortized loan origination fee costs of $0.2 million related to the credit facility. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at January 24, 2009.

The Company’s $133.0 million, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. The notes are recorded as a current liability. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. Holders may require the Company to repurchase the notes for cash on August 1, 2010, 2013 and 2018 at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest, if any. No notes have been converted into cash or shares of common stock as of January 24, 2009. The notes are currently redeemable at the option of the Company.

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

Net cash provided by operating activities increased $14.0 million to $104.1 million in the first nine months of fiscal 2009 as compared to $90.1 million provided in the first nine months of fiscal 2008. The increase in cash provided by operating activities was related to improvements in both inventory management and receivables collections, partially offset by the decline in net income.

Net cash used in investing activities for the first nine months of fiscal 2009 was $11.2 million as compared to $25.6 million for the first nine months of fiscal 2008. Additions to property, plant and equipment decreased $4.5 million from the nine months of fiscal 2008 to $7.7 million in the first nine months of fiscal 2009, primarily as a result of decreased spending related to the implementation of the Company’s ERP system. Spending on product development decreased by $1.8 million in the first nine months of fiscal 2009 as compared to fiscal 2008 primarily as a result of the sale of the School Specialty Media business unit in the fourth quarter of fiscal 2008. The Company received $2.5 million during the first nine months of fiscal 2009 attributable to the notes received as part of the School Specialty Media sale.

Net cash used in financing activities increased $30.5 million from $65.2 million in the first nine months of fiscal 2008 to $95.7 million in the first nine months of fiscal 2009. The net cash used in financing activities during the first nine months of fiscal 2009 and fiscal 2008 reflected the repurchase of 0.5 million shares of the Company’s common stock at a net cost of $15.3 million, and 1.7 million shares of the Company’s common stock at a net cost of $60.3 million, respectively. Since the beginning of fiscal 2007, the Company has repurchased 5.4 million shares at a net cost of $186.6 million. The decrease in the number of the Company’s weighted average common shares outstanding resulting from share repurchases has had and will continue to have a positive impact on the Company’s earnings per share computations as compared to prior periods. Future repurchases of the Company’s common stock will depend ultimately on business conditions, the price of the Company’s common stock and other cash requirements. See Part II, Item 2, Issuer Purchases of Equity Securities for additional information regarding share repurchases.

The Company anticipates that its cash flow from operations, borrowings available from the Company’s existing credit facility and other sources of capital will be sufficient to meet the Company’s liquidity requirements for operations, including anticipated capital expenditures and the Company’s contractual obligations for the foreseeable future.

Off Balance Sheet Arrangements

The Company had an accounts receivable securitization facility. The facility was amended on January 30, 2008 to extend its expiration to January 28, 2009. The Company elected to not renew the securitization facility after the January 28, 2009 expiration due to the significant cost increases in accounts receivable asset-back securities markets compared to the costs for other sources of liquidity available to the Company. The Company had originally entered into the facility for the purpose of reducing the Company’s variable rate interest expense. However, in the current interest rate environment, the facility was not providing any material reduction in the Company’s variable rate interest expense and would have resulted in an increase to the Company’s variable rate interest expense. At January 24, 2009, $47.0 million was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from the Company’s consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the nine months ended January 24, 2009 and January 26, 2008 were $2.8 million and $5.3 million, respectively. These costs are included in other expenses in the Company’s consolidated statements of operations. On January 28, 2009, the Company repaid the $47.0 million that had been advanced under the facility as the Company elected to let the facility expire.

Fluctuations in Quarterly Results of Operations

The Company’s business is subject to seasonal fluctuations. The Company’s historical revenue and profitability have been dramatically higher in the first two quarters of its fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the Company’s costs for the products sold, the mix of products sold and general economic conditions. Moreover, the operating margins of businesses the Company acquires may differ substantially from its own, which could contribute to further fluctuation in quarterly operating results. Therefore, results for any fiscal quarter are not indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

Inflation

Inflation, particularly in fuel and other oil-related costs, has had and could continue to have an effect on our results of operations.

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

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

During the first nine months of fiscal 2009, the Company was informed that one of its subsidiaries had been contacted by the United States Environmental Protection Agency (“EPA”) seeking consensual resolution of potential compliance claims, including monetary sanctions, regarding the alleged unauthorized distribution during fiscal 2008 of certain product offerings containing an anti-microbial agent. Discussions with the EPA are at a preliminary stage and the Company therefore cannot reasonably estimate any potential outcome. The fiscal 2008 revenue derived from the products in question was approximately $100,000. The Company does not believe that the outcome of this issue will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 1A.	Risk Factors

The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in the fiscal 2008 Annual Report on Form 10-K, other than as reflected below:

The negative global macroeconomic conditions could impact the education funding provided by state and local governments.

A weakened economic environment may place increased pressure on state and local government budgets, which are the primary source of school funding. The global economy is currently suffering a severe recession which has resulted in our customers delaying or cutting school expenditures as the recession creates state and local budget deficits and uncertainty. Any significant and sustained decline in the per student funding levels provided for in state and local budgets could have a materially adverse impact on our business, financial condition and results of operations.

Volatility in our stock price as a result of the negative macroeconomic conditions could result in a potential goodwill or other intangible asset impairment charge.

Goodwill impairment analysis and measurement require significant management judgment. The Company’s stock price and an estimated control premium are two factors that can significantly impact the fair value assessment of the Company’s reporting units. The significant decline in the general global economic conditions has led to volatility in the Company’s stock price over the past six months. The stock price has fluctuated between a high of $34.49 per share and a low of $14.33 per share. If the current worldwide economic downturn continues, it could result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in our forecasted cash flows, that potentially indicate that the carrying value of our long-lived assets or goodwill may be impaired. If we are required to record a significant non-cash charge to our earnings because an impairment of our long-lived assets or goodwill is determined, our results of operations will be adversely affected.

ITEM 2.	Issuer Purchases of Equity Securities

Share Repurchase Program

For the three months ended January 24, 2009	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal November	—	$—	—	$34,750,000
Fiscal December	—	—	—	34,750,000
Fiscal January	—	—	—	34,750,000

Total	—	$—	—	34,750,000

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

Common stock acquired through the share repurchase programs is available for general corporate purposes and is reflected as Treasury Stock in the accompanying consolidated balance sheets. As of January 24, 2009 the Company has repurchased 5,420,210 shares for a net purchase price of $186.6 million since June 15, 2006.

ITEM 6.	Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

02/27/09	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
Chief Executive Officer
(Principal Executive Officer)

02/27/09	/s/ David N. Vander Ploeg
Date	David N. Vander Ploeg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment to Employment Agreement for David J. Vander Zanden

10.2	Amendment to Employment Agreement for Thomas M. Slagle

10.3	Amendment to Employment Agreement for David N. Vander Ploeg

10.4	Amendment to Employment Agreement for Steven F. Korte

10.5	Amendment to Employment Agreement for Gregory D. Cessna

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.