Form 10-K
period 2009-04-25
SCHOOL SPECIALTY INC
filed 2009-06-24
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 25, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-24385

SCHOOL SPECIALTY, INC.

(Exact name of Registrant as specified in its charter)

Wisconsin	39-0971239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

W6316 Design Drive Greenville, Wisconsin	54942
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 734-5712

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of October 25, 2008, was approximately $357,384,080. As of June 12, 2009, there were 18,828,957 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2009 are incorporated by reference into Part III.

PART I

Item 1.	Business

Unless the context requires otherwise, all references to “School Specialty,” the “Company,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. Our fiscal year ends on the last Saturday in April of each year. In this Annual Report on Form 10-K (“Annual Report”), we refer to fiscal years by reference to the calendar year in which they end (e.g., the fiscal year ended April 25, 2009, is referred to as “fiscal 2009”).

Company Overview

School Specialty is a leading education company serving the pre-kindergarten through twelfth grade (“preK-12”) market with innovative and value-added instructional solutions that address the broad spectrum of educational needs, from basic school supplies to standards-based curriculum solutions. The company offers its products through two operating groups: Publishing and Educational Resources. During the fourth quarter of fiscal 2009, the Company changed its operating segments in order to align its segments with changes in the management and reporting structure of the Company. The Publishing Group provides core and supplemental curriculum programs that help educators deepen students’ subject matter understanding and accelerate the speed of learning. The group intends to expand its portfolio of instructional programs, combining print-based and digital instructional and assessment tools to deliver value to educators and build competitive advantages in the marketplace. The Educational Resources Group offers educators the broadest range and deepest assortment of basic school supplies, supplemental learning products, classroom equipment and furniture available from a single supplier. That positioning creates competitive advantages in the ability to aggregate products and deliver materials in cross curricular and educational category kits. The group further differentiates itself through proprietary product development activities that result in innovative approaches to early childhood and student learning. In addition, a suite of professional services provides school administrators with time- and money-saving options in efficient supply chain management, back-to-school logistics and construction management services.

Across both groups, we reach our customers through the industry’s largest sales force of approximately 550 professionals, 22 million catalogs, and our proprietary e-commerce websites. In fiscal 2009, we believe we sold products to approximately 70% of the estimated 130,000 schools in the United States and we believe we reached a majority of the 3.8 million teachers in those schools. For fiscal 2009 we generated revenues of $1.047 billion.

The following is a more complete description of our two operating groups, or segments. Financial information about our segments, as well as geographic information, is included in Note 14 under Item 8, Financial Statements and Supplementary Data.

Publishing Segment Our Publishing segment is a PreK-12 curriculum-based publisher of proprietary and nonproprietary products and services supporting the following areas:

•	Science

•	Reading Intervention

•	Planning and Student Development

•	Coordinated School Health

School Specialty Publishing products are typically sold to teachers, curriculum specialists and other educators with direct responsibility for advancing student outcomes.

School Specialty Publishing develops standards-based curriculum products, supplemental curriculum materials, instructional programs and student assessment tools. Its offerings are both comprehensive and targeted to address specific learning needs, drive improved student performance, engage learners and accelerate the learning process. A team of more than 60 product development associates create and work with an impressive stable of outside developers, authors, co-publishing strategic partners and consultants to develop educational products and solutions that satisfy curriculum standards and improve classroom teaching effectiveness.

Our product portfolio is guided by K-12 curriculum standards, which can vary by state, but there is a consistency that allows for the creation of nationally marketed programs with the occasional customized development of state-specific curriculum solutions. We believe our Publishing operating segment provides a complete collection of educational programs that effectively combines supplemental curriculum solutions, academic planning and organization, inquiry based (hands-on) learning, comprehensive learning kits, extensive performance assessments, and consultant-led or web-delivered teacher training.

Our Publishing segment product lines include Premier™ Agendas, Delta Education™, FOSS®, CPO Science™, Frey Scientific®, Educator’s Publishing Service (“EPS®”), and SPARK™. Our Publishing products and services accounted for approximately 30% of School Specialty revenues in fiscal 2009.

Educational Resources Segment Our Educational Resources segment provides supplemental educational materials to educators in the PreK-12 market. Products include a comprehensive line of everyday consumables and instructional materials. Educational Resources products are marketed using a category management structure that focuses on customer segments within three primary product categories: Administrator, Educator and Furniture.

•	The Administrator category offers basic classroom supplies, office products, janitorial and sanitation supplies, school equipment, technology products and paper.

•	The Educator category includes supplemental learning materials, teaching resources, upper-grade-level art supplies, physical education equipment and classroom technology.

•

The Furniture category includes classroom furniture, library furniture, cafeteria furniture, office furniture, fixed furniture such as bleachers and lockers, as well as construction and project management services.

We believe Educational Resources offers the broadest range and deepest assortment of basic school supplies, supplemental learning products, classroom equipment and furniture available from a single supplier. It also differentiates its offerings through proprietary product development that results in innovative instructional tools and service solutions for the education marketplace. Its ability to provide offerings across a broad range of educational categories, aggregate school purchases, and offer a suite of value-added professional services helps save school administrators’ time and money by providing solutions to supply chain issues, back to school logistics and construction management services.

Educational Resources products include both national brands and proprietary branded product. The segment’s well-known proprietary brands include Education Essentials®, Sportime®, Childcraft®, Sax® Arts & Crafts, Califone®, School Smart® and Projects by Design®. Educational Resources products and services accounted for approximately 70% of School Specialty revenues for fiscal 2009.

School Specialty has grown in recent years through acquisitions and internal growth. From fiscal 2005 through fiscal 2009, our revenues, including revenues from acquired businesses, increased from $970.4 million to $1.047 billion. Our acquisition strategy has allowed us to solidify our leading position within the industry, expand our educational content and curriculum development capabilities, enhance our product offering and broaden our market reach. In addition, our disciplined integration execution has consistently enabled us to reduce redundant costs, increase buying power and consolidate distribution facilities, resulting in improved profitability for the businesses we have acquired. We remain focused on organic growth and will continue to pursue selective acquisition opportunities that we believe will enhance our position as the leading provider of supplemental educational products and services in the United States and Canada. Our business is highly seasonal, with peak sales levels occurring from June through October coinciding with the onset of traditional new school years.

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

Industry Overview

The United States preK-12 education market is a large industry that has exhibited attractive and stable growth characteristics, despite fluctuations in the U.S. economy. For example, during the recessions of 1981-1983, 1991-1992 and 2001-2002, preK-12 education funding in the United States grew at CAGRs of 5.3%, 5.0% and 4.7%, respectively. Total educational expenditures (excluding capital outlays and interest on debt) are expected to continue to rise. Spending per student and student enrollment are the two primary drivers of future education expenditures, and each is predicted to steadily rise over the next eight years. Public and private K-12 enrollment is projected to rise from 55.0 million in 2003 to 58.1 million by 2015. Total public school enrollment is projected to set new records each year from 2008 to 2017.

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

We believe the supplemental educational products and equipment market is highly fragmented with over 3,000 retail and wholesale companies providing products and equipment, a majority of which are family- or employee-owned, regional companies that generate annual revenues under $10 million. We believe the increasing customer demand for single source suppliers, prompt order fulfillment and competitive pricing are acting as catalysts for industry consolidation. In addition, we believe these factors are more important in today’s economic environment since school districts are moving towards increased centralization of its purchasing decision-making. We believe these changes are driving above-average growth in the demand for curriculum- and age-focused Publishing products. We believe that these industry trends will have a favorable competitive impact on our business, as we believe we are well positioned to utilize our operational capabilities, educational content and curriculum development expertise, and broad product offering to meet evolving customer demands.

Recent Acquisitions

We have acquired four businesses since May 2004. Purchase prices, net of cash acquired, ranged from $1 million to $270 million.

Fiscal 2008

Sitton Spelling. On November 30, 2007, we completed the acquisition of Sitton Spelling (“Sitton”) from Egger Publishing, Inc. for an all-cash, aggregate purchase price of approximately $6 million. Sitton offers spelling and word skills programs to help educators in the area of reading intervention. Sitton also has professional development programs for educators through nationwide seminars conducted by independent trainers. This business has been integrated into the Company’s Educator’s Publishing Service business within the Publishing segment.

Fiscal 2006

The Speech Bin, Inc. On December 14, 2005, we acquired certain assets of The Speech Bin, Inc. (“Speech Bin”) for an aggregate purchase price of $1 million. Speech Bin® offers books, products and tools to help educators in the special needs market, focusing on speech and language. This business has been integrated into our Abilitations offering within the Publishing segment, giving Abilitations a focused vehicle to expand into this segment of the special needs market.

Delta Education, LLC. On August 31, 2005, we acquired all of the membership interests of Delta Education, LLC (“Delta”) for $270 million (approximately $10 million of which was to fund above average seasonal working capital acquired). Delta is a leading provider of science education instructional materials for the preK-12 education market in the United States. The Delta acquisition positioned us as a leading provider of highly differentiated instructional materials for the preK-12 education market in the United States, with a significant focus on elementary and secondary science, an area that supplements our existing range of product offerings. Consistent with our overall growth strategy, the Delta acquisition increased our revenue mix from proprietary and specialty products. It also established us as the second largest provider of supplemental science education products. We integrated our Frey Scientific business into the Delta business, to form our Science business unit within the Publishing segment.

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

Stable Industry with Attractive Trends and Dynamics. Government funding for education is a consistently popular political issue enjoying broad-based voter support. Public school expenditure data from the 1986-87 school year to the 2005-06 school year reveal spending increases in all but one of those years, and a 19-year average annual increase of 6.6%. While current economic conditions are affecting state budgets and education funding, supplemental educational products remain a small percentage of a school’s annual budget and a large majority of these products are consumable, which limits, to some extent, our exposure to fluctuations in demand relative to other segments in the education market.

Largest Product Offering and Premier Brands. With over 75,000 items ranging from classroom supplies, furniture and playground equipment, and supplemental curriculum solutions, we believe we are the only national provider of a full range of supplemental educational products and equipment to meet substantially all of the needs of schools and teachers in the preK-12 education market. Our breadth of offerings creates opportunities to repurpose or repackage traditional supplemental materials with supplemental curriculum solutions into kits or groups of related items that our customers value. In addition, we believe we have many of the most established brands in the industry that are recognized by educators across the country, with some brands more than 100 years old. We believe that the brand loyalty our products enjoy represents a significant competitive advantage. In addition, approximately 45% of our revenues are derived from our proprietary products, many of which are curriculum-based, which typically generate higher margins than our non-proprietary products.

Unparalleled Customer Reach and Relationships. We have developed a highly integrated, two-tiered sales and marketing approach which we believe provides us with an unparalleled ability to reach teachers and curriculum specialists as well as school district and individual school administrators. We reach our customers through the industry’s largest sales force of approximately 550 professionals, catalog mailings and our proprietary e-commerce websites. In fiscal 2009, we believe we sold products to approximately 70% of the estimated 130,000 schools in the United States and reached a majority of the 3.8 million teachers in those schools. We utilize our extensive customer databases to selectively target the appropriate customers for our catalog offerings. Additionally, we have invested heavily in the development of our e-commerce websites, which provide broad product offerings and generate higher internet sales than any of our education competitors. Our internet revenues, which were approximately $177.5 million in fiscal 2009, have grown at a CAGR of 9.7% since fiscal 2005.

Ability to Effectively Integrate and Improve Operating Margins of Acquired Businesses. We have completed 4 acquisitions since May 2004. We typically establish a 6- to 12-month target for our integration process for which we form a focused transition team. The transition team is assigned the responsibility of integrating the acquired entity’s business systems, consolidating distribution centers, eliminating redundant expenses and any non-strategic product lines, as well as realizing sales and margin enhancements through cross merchandising and increased purchasing power. We have been able to rapidly improve the operating margins of the businesses we acquire by applying our extensive integration experience. We have also been able to improve revenue growth for certain acquired businesses through customer relationships, cross-merchandising and leveraging of our scale.

Highly Diversified Business Mix. Our broad product portfolio and extensive geographic reach minimize our concentration and exposure to any one school district, state, product or supplier. In fiscal 2009, our top 10 school district customers collectively accounted for less than 8% of revenues and our customers within any one state collectively accounted for less than 11% of revenues. For the same period, our top 100 products accounted for less than 10% of revenues. Products from our top 10 suppliers generated less than 16% of revenues in fiscal 2009. We believe this diversification limits our exposure to state and local funding cycles and to product demand trends.

Strong Historical Financial Performance, Attractive Cash Flow Attributes and Multiple Growth Opportunities. We have historically demonstrated strong financial performance with high recurring revenues. Over 70% of our revenues are generated from the sale of consumable products, which typically need to be replaced each school year. From fiscal 2005 through fiscal 2009, we grew our revenues through acquisitions and organic growth at a CAGR of 1.9%. The financial performance of our business remained relatively stable even during the state budget crisis from 2001 to 2003. We are continually focused on growing revenues within both our Publishing and Educational Resources segments, increasing our mix of proprietary products and improving our operations. Due to our low maintenance capital expenditure requirements, we convert a significant percentage of our operating income to cash flow available for debt service, acquisitions and/or share repurchases. We also enjoy highly predictable working capital cycles. In addition, we believe we have multiple revenue growth and margin improvement opportunities, including enhancing our sales efforts in under-penetrated states, expanding our private-label business, increasing sourcing from overseas, optimizing direct marketing operations, increasing supply chain efficiency and pursuing strategic acquisitions. We also believe our movement toward organizing us around product and customer categories, has better synchronized our go-to-market strategies, product development efforts and supplier relationships. We believe this transformation has created new revenue streams, cost efficiencies and profitability.

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

Growth Strategy

We use the following strategies to enhance our position as a leading provider of supplemental educational products and equipment:

Internal Growth. We plan to organically grow our revenues by:

•	Expanding our faster growing, higher margin Publishing products business;

•	Unifying our marketing efforts within a more centralized marketing structure;

•	Developing new curriculum and supplemental learning solutions in response to industry trends and educator needs;

•	Increasing our focus and selling resources in under-penetrated states and districts; and

•	Utilizing database marketing techniques and strategies to increase customer acquisition and retention.

Margin Improvement. As we grow our revenues, we plan to increase margins by:

•	Continuing to increase our mix of Publishing products, which, because of the large proportion of proprietary products, typically generate higher gross margins than our Educational Resources products;

•	Continuing to expand our private label business through the introduction of new products;

•	Increasing the efficiency and speed of delivery for products sourced from low-cost, overseas manufacturers;

•	Advancing the sophistication and effectiveness of our direct marketing operations;

•	Improving efficiencies of our supply chain activities, and driving overall efficiencies through our company-wide, lean-based process improvement program;

•	Continuing the consolidation of distribution centers and the elimination of redundant expenses of acquired businesses; and

•	Utilizing our purchasing scale to negotiate favorable supplier terms and conditions.

Acquisitions. Our selective acquisition strategy and disciplined integration approach have allowed us to solidify our leading position within the supplemental educational products and equipment industry, and enhance our strong national marketing and distribution platform. This platform allows us to more readily integrate acquired brands, strengthen our Publishing brand portfolio, and enter supplemental learning categories in which we do not currently compete, such as music and math. We believe that our size and national presence give us an advantage as a potential acquirer in a consolidating industry.

The majority of our acquisitions have historically occurred in the second half of our fiscal year, which follows our peak shipping season. This allows us to devote our resources to the effective integration of acquired businesses prior to the upcoming selling season. We plan to continue to focus on acquisition candidates that expand our presence in Publishing products.

Product Lines

We market two broad categories of supplemental educational products and equipment: Publishing products and Educational Resources products. Our Publishing products enrich our Educational Resources product offering and create opportunities to cross merchandise our Publishing products, many of which are proprietary, to our Educational Resources customers.

Our Publishing offerings are focused in the following areas:

Planning and Student Development We are the largest provider of planning and student development content in the United States and Canada, which is delivered through student agendas. Our offerings are focused on developing better personal, social and organizational skills, as well as serving as an effective tool for students and parents to track and monitor their daily activities, assignments and achievements. Many of our agendas are customized at the school level to include each school’s academic, athletic and extra-curricular activities. Our agendas are primarily marketed under the Premier™ brand name. We are also a leading publisher of school forms, including record books, grade books, teacher planners and other printed forms under the brand name Hammond & Stephens™.

Science Our leading science position, largely comprised of highly recognized proprietary or exclusive offerings, provides learning resources focused on promoting scientific education and inquiry, literacy and achievement to the preK-12 education market. Our products range from laboratory supplies, equipment and furniture to highly effective hands-on learning curriculums. Our science brands include FOSS® (Full Option Science System), Frey Scientific®, Delta Science Modules™, Delta Education, CPO Science™ and Neo/SCI®.

Reading & Literacy Our reading intervention programs, which are standards- and curriculum-based products, are focused on providing educators and parents effective tools to encourage and enhance literacy, particularly in the K-6 grade levels. Educators Publishing Service (EPS) provides tailored reading and language arts instruction for students with special needs and proprietary instructional materials for educators. Our print and technology resources meet the instructional needs of students possessing language-based learning disabilities or are at risk for reading failure. We also develop supplemental reading products including literature, workbooks and manipulatives for educators and parents under our leading imprints, including Instructional Fair™, Frank Schaffer®, Judy Instructo, Brighter Child®, American Education Publishing™, School Specialty Publishing™ and Spectrum™.

Coordinated School Health We offer proven, research-based physical education and health solutions such as SPARK™ (Sports, Play and Active Recreation for Kids), which is a curriculum- and product-based program focused on promoting healthy, active lifestyles and combating childhood obesity. Each SPARK program provides a coordinated package of curriculum, on-site teacher training, and content-matched equipment from our Sportime® product line. The program maximizes physical activity during physical education classes by providing teachers with alternative games, dances and sports that ensure all students are actively engaged and learning.

Our Educational Resources offerings are focused in the following areas:

Administrator Category We are the largest marketer of school and classroom supplies. Through our School Specialty Educational Resources catalogs, which offer both national brands and many of our proprietary School Smart products, we provide an extensive offering of basic supplies that are consumed in the school and classrooms. This offering includes office products, classroom supplies, janitorial and sanitation supplies, school equipment, technology and paper. These products are commodity based and require efficient supply chain, distribution and logistics expertise to be competitive. As a result, our large distribution network and supply chain expertise position us as a preferred supplier in the Administrator category. Our School Smart private label brand was launched in 2005. These products are primarily sourced direct from low-cost, overseas manufacturers, which we believe will allow us to enhance our product offering and improve profitability. Our School Smart brand is also represented in many of our Publishing offerings.

Educator Category We believe we are the largest marketer of educator supplies and learning materials. Our Educator category includes upper-grade-level art supplies, supplemental learning materials (reading, social studies, math and science), teaching resources, physical education equipment and classroom technology. Innovation, proprietary products, brand strength and direct merchandising are key success factors. These product offerings allow for greater price elasticity that creates opportunity for margin enhancement through innovation and unique assortments. The products in the Educator category serve the following areas:

Early Childhood. Our early childhood offering provides educators of young children with products that promote learning and development. Our full-line, highly proprietary offering provides educators everything from advanced literacy and dramatic play to manipulatives, and basic arts and crafts. We manufacture award-winning early childhood wood furniture in our Bird-in-Hand Woodworks facility. Our well-known early childhood brands include Childcraft® and abc®.

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

Special Learning Needs. We offer a full range of solutions for children with special learning needs through our Abilitations® and Integrations™ product lines. Our proprietary solutions and products are designed to help educate children with learning, behavioral, sensory or physical differences and are focused on helping educators and therapists make a real difference in a child’s life.

Audio Technology. We are the leading developer of educator-inspired quality audio technology products, including state-of-the-art multi-media, audio visual and presentation equipment for the preK-12 education market. These products are marketed under the brand name Califone®.

Furniture Category We believe we are the largest source for school furniture in the United States, offering a full range of school-specific furniture and equipment. Our offering allows us to equip an entire facility, refurbish a specific location within a school, such as a cafeteria, gymnasium or media center, or to replace individual items such as student desks and chairs. Our Classroom Select® proprietary furniture offering is a highly functional and outstanding quality classroom furniture line. We also have been granted exclusive franchises for certain furniture lines in specific territories. In addition, we offer our proprietary service, Projects by Design®, which provides turn-key needs assessment, budget analysis and project management for new construction projects.

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

For further information regarding our Publishing and Educational Resources segments, see our “Segment Information” in the notes under Item 8, Financial Statements and Supplementary Data.

Intellectual Property

We maintain a number of patents, trademarks, trade names, service marks and other intangible property rights that we believe have significant value and are important to our business. Our trademarks, trade names and service marks include the following: School Specialty, Education Essentials, School Smart, Projects by Design, School Specialty Publishing, American Education Publishing, Brighter Child, Frank Schaffer, Instructional Fair, Ideal™, Judy Instructo, abc School Supply, Integrations, Abilitations, Brodhead Garrett®, Califone, Childcraft, ClassroomDirect, Frey Scientific, Hammond & Stephens, Premier Agendas, Sax Arts & Crafts, Sax Family & Consumer Sciences, SPARK Spectrum, Sportime, Delta Education, Neo/SCI, CPO Science® and EPS. We also sell products under brands we license, such as FOSS® and FranklinCovey® Seven Habits.

Sales and Marketing

Supplemental educational product procurement decisions are generally made at the classroom level by teachers and curriculum specialists, and at the district and school levels by administrators.

Our Publishing segment sales and marketing approach utilizes a field sales force of about 200 professionals, supported by more than 100 inside sales and sales support associates. The sales coverage is nationwide, with the largest student populated states served by a larger contingent of sales professionals. The field and inside sales associates are supported by nearly 60 targeted catalogs and our brand-specific websites to deliver premium educational products to teachers and curriculum specialists.

Generally, for each Publishing product line, a major catalog containing its full product offering is distributed near the end of the calendar year and during the course of the year we mail additional supplemental catalogs. Schools, teachers and curriculum specialists can also access websites for product information and purchasing. Further, we believe that by cross-marketing our Publishing brands to Educational Resources customers, we can achieve substantial incremental sales.

Our Educational Resources segment sales and marketing approach utilizes a sales force of about 350 professionals, approximately 45 distinct catalogs, and School Specialty Online®, an e-commerce solution that enables us to tailor our product offerings and pricing to individual school districts and school administrators. In addition, by reorganizing using category management principles Educational Resources has targeted three primary product categories with specific customer characteristics: Administrator, Educator, and Furniture.

In the Administrator category, we leverage our national sales force, the largest distribution network in the market, and our supply chain expertise to reduce our customers’ cost of acquisition in the most commonly purchased, highest volume commodity items used by schools. In the Educator category, we market our products through direct marketing channels. We compete by offering deep assortments in the most commonly purchased products, by leveraging our size to reduce product costs, and by driving customer retention and acquisition through sophisticated database analytics. In the Furniture category, our unique Projects by Design® service gives us significant competitive advantages by providing customers with value-added construction management support, from interior design through installation and field support. In the non-construction segment of furniture, we capitalize on relationship selling through the largest direct sales force in the market.

Schools typically purchase supplemental educational products based on established relationships with relatively few vendors. We seek to establish and maintain these critical relationships by assigning accounts within a specific geographic territory to a local area account manager who is supported by a centrally located customer service team. The account managers frequently call on existing customers to ascertain and fulfill their supplemental educational resource needs. The customer service representatives maintain contact with these customers throughout the order cycle and assist in order processing.

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

Internet Operations. Our internet channel activities through School Specialty Online are focused on enhancing customer loyalty, driving down cost by receiving more orders electronically and creating a full customer self-service portal. Our brands are available through School Specialty Online which allows our customers a single access point for purchasing. Our systems provide functionality to meet the specific needs of school districts and school customers who generally purchase Educational Resources products as well as the needs of individual teachers and curriculum specialists who tend to buy Publishing products. School Specialty Online allows our customers to manage funding through the use of purchase order spending limitation, approval workflows, order management and reporting. It also includes other features that are more helpful to teachers, curriculum specialists and others with more sophisticated needs, including product search, custom catalogs and email notification, allowing users to have access to the full line of School Specialty products. In addition, we have maintained an electronic ordering system for the past 20 years and offer e-commerce solutions directed exclusively at the education market. Each of our Publishing product lines has a dedicated website for its own products.

Pricing. Pricing for our Publishing and Educational Resources product offerings varies by product and market channel. We generally offer a negotiated discount from catalog prices for products from our Educational Resources catalogs, and respond to quote and bid requests. The pricing structure of proprietary Publishing products offered through direct marketing is generally less subject to negotiation.

Procurement

Non-Proprietary Products. Each year, we add new items to our catalogs. We purchase and stock these items before the catalogs are released so that we can immediately satisfy customer demand. We typically negotiate annual supply contracts with our vendors. Contracts with larger vendors usually provide negotiated pricing and/or extended terms and often include volume discounts and rebate programs. We have exclusive distribution rights on several furniture and equipment lines.

Proprietary Products. We develop many proprietary products and generally outsource the manufacturing of these items. We purchase non-proprietary Publishing products in a similar manner to that of our purchasing process for Educational Resources products.

Global Sourcing. We are decreasing our product unit costs by consolidating our international supplier network. We are also improving product quality by being very selective in our off-shore alliances. Working in conjunction with our supply partners, we have streamlined our international procurement process, gained real-time visibility, added in-process checks, and established new systems and procedures to ensure product safety.

Private Label Product. We launched the School Smart brand in 2005. Since that time we have focused our strategy on providing a private brand alternative for educators, using a combination of off-shoring and out-sourcing of products. In fiscal 2009 our revenue for School Smart branded products was approximately $100 million. We continue to seek opportunities to optimize the balance of branded and private brand products and we believe that there are additional opportunities to grow sales through new products, product line extensions and new product configurations.

We maintain close and stable relationships with our vendors to facilitate a streamlined procurement process. At the same time, we continually review alternative supply sources in an effort to improve quality and customer satisfaction and reduce product cost. Increasingly, transactions with our vendors are processed through an electronic procurement process. This electronic process reduces costs and improves accuracy and efficiency in our procurement and fulfillment process. When more than one of our business units buys from the same vendor, we typically negotiate one contract to fully leverage our combined purchasing power.

Logistics

We believe we have one of the largest and most sophisticated distribution networks among our direct competitors with seven fully automated and seamlessly integrated distribution centers, totaling approximately two million square feet of operating space. We believe this network represents a significant competitive advantage for us, allowing us to reach any school in a fast and efficient fashion. We have enhanced our distribution model, allowing most of our customers to receive their orders one day after shipment. We utilize a third-party logistics provider in Asia to consolidate inbound shipments, lowering our transportation and inventory storage costs.

In order to maintain the proprietary nature of some of our products, we operate three manufacturing facilities. Our Lancaster, Pennsylvania plant manufactures wood furniture for our early childhood offerings. The Bellingham, Washington, and Fremont, Nebraska, facilities produce products for our agenda and forms offerings. Products that we manufacture accounted for less than 10% of sales during fiscal 2009, 2008 and 2007.

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

In fiscal 2006, we began implementing a common enterprise resource planning (“ERP”) platform across the majority of our businesses. This platform has now replaced most of our existing systems and primarily includes software from Oracle’s E-Business suite. One of the major benefits from the common ERP platform is the consolidation of both product and customer information, which will enhance our ability to execute our sales and marketing strategies. In addition, by utilizing common business systems across the corporation, we expect to achieve improved business processes, reduce cycle time and enhance integration between the business units. We believe the technologies of the new systems will readily support continued growth and integration of our existing and newly-acquired businesses. By the end of fiscal 2009, seven of our business units, representing approximately 80% of the Company’s revenues, were converted to the new ERP platform. It is currently estimated that over 90% of our revenue will be generated by business units converted to the new ERP platform by the end of fiscal 2010. Our distribution centers utilize interfaced warehouse management software to manage orders from our ERP and legacy systems.

Competition

We believe the supplemental educational products and equipment market is highly fragmented with over 3,000 companies providing products and equipment, many of which are family- or employee-owned, regional companies that generate annual revenues under $10 million. We also compete, to a much lesser extent, with alternate channel competitors such as office product contract stationers, office supply superstores, purchasing cooperatives and internet-based businesses. Their primary advantages over us include size, location, greater financial resources and purchasing power. Their primary disadvantage is that their product mix typically covers a very small portion of a school’s needs (measured by volume). We believe we compete favorably with these companies on the basis of service, product offering and customer reach.

Employees

As of June 12, 2009, we had approximately 2,253 full-time employees. To meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union and we consider our relations with our employees to be very good.

Backlog

We had no material backlog at April 25, 2009. Our customers typically purchase products on an as-needed basis.

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

The weakened economic environment may place increased pressure on state and local government budgets, which are the primary source of school funding. The global economy is currently suffering a severe recession which has lead to a decline in consumer and business spending and confidence. This has resulted in our customers delaying or cutting school expenditures as the recession creates state and local budget deficits and uncertainty. If the global economic downturn worsens or continues for a significant period of time, it could result in a significant and sustained decline in the per student funding levels provided for in state and local budgets which could have a materially adverse impact on our business, financial condition and results of operations.

Increased costs and other difficulties associated with the distribution of our products would adversely affect our results of operations.

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

To the extent we source merchandise from overseas manufacturers and sell products internationally, exchange rate fluctuations could have an adverse effect on our results of operations and ability to service our U.S. dollar-denominated debt. The majority of our debt will be in U.S. dollars while a portion of our revenue is derived from imported products and international sales. Therefore, fluctuations in the exchange rate of foreign currencies versus the U.S. dollar could impact our costs and revenues. In addition, for the purposes of financial reporting, any change in the value of the foreign currencies against the U.S. dollar during a given financial reporting period would result in a foreign currency loss or gain. Consequently, our reported earnings could fluctuate as a result of foreign exchange translation and may not be comparable from period to period.

It is difficult to forecast our revenue stream given the seasonal purchasing patterns of our customers and delays in passage of state budgets.

The seasonal purchasing patterns of our customers, the fact that our customers typically purchase products on an as-needed basis, and the lack of visibility to education funding levels if state budgets are delayed make it difficult for us to accurately forecast our revenue stream, which may vary significantly from period to period. Financial analysts and others that may seek to project our future performance face similar difficulties. The difficulty in accurately forecasting our revenue increases the likelihood that our financial results will differ materially from any projected financial results. Any shortfall in our financial results from our, or third-party, projected results could cause a decline in the trading price of our common stock and our convertible subordinated notes.

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

Key risks in making acquisitions involve:

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

At April 25, 2009, goodwill and intangible assets represented approximately 65.1% of our total assets. Goodwill is the amount by which the costs of an acquisition exceed the fair value of the net assets we acquire. In addition, we are required to evaluate whether our goodwill and other intangible assets have been impaired. Reductions in our net income caused by the write-down of our existing goodwill or intangible assets or any goodwill or intangible assets acquired in any future acquisition we may make could materially adversely affect our results of operations. For example, during fiscal 2007 we recorded pre-tax impairment charges of $23.5 million related to goodwill and other intangibles assets of our discontinued School Specialty Media (“SSM”) business unit. In addition, we had capitalized product development costs of $21.2 million and $19.1 million at April 25, 2009 and April 26, 2008, respectively, related to both internally developed and acquired proprietary products, which are amortized to expense over the lesser of five years or the product’s life cycle. Any changes in the estimated sales volume or life cycle of the underlying products could cause the currently capitalized costs or costs capitalized in the future to be impaired. For example, during fiscal 2007 we recorded pre-tax impairments charges of $3.6 million related to product development costs of SSM.

Volatility in our stock price as a result of the negative macroeconomic conditions could result in a potential goodwill or other intangible asset impairment charge.

Goodwill impairment analysis and measurement require significant management judgment. The Company’s stock price and an estimated control premium are two factors that can significantly impact the fair value assessment of the Company’s reporting units. The significant decline in the general global economic conditions has led to volatility in the Company’s stock price during fiscal 2009. During this period, our stock price fluctuated between a high of $34.75 per share and a low of $12.65 per share. If the current worldwide economic downturn continues, it could result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in our forecasted cash flows that potentially indicate that the carrying value of our long-lived assets or goodwill may be impaired. If we are required to record a significant non-cash charge to our earnings because of an impairment of our long-lived assets or goodwill, our results of operations will be adversely affected.

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

Our amended and restated senior credit facility also requires us to comply with certain financial ratios, including a total leverage ratio, a senior leverage ratio and a minimum fixed charge coverage ratio. These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, mergers and acquisitions, and other corporate opportunities. Upon the failure to comply with the financial ratios contained in our amended and restated credit facility, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our amended and restated credit facility. Also, should there be an event of default, or need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in a leased facility. The lease on this facility expires in April 2021. The facility is located at W6316 Design Drive, Greenville, Wisconsin, a combined office and warehouse facility of approximately 332,000 square feet, which also services both of our Publishing and Educational Resources segments. In addition, we leased or owned the following principal facilities as of June 12, 2009:

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Bellingham, Washington (1)	48,000	Leased	March 31, 2011
Bellingham, Washington (1)	25,000	Leased	January 31, 2014
Bellingham, Washington (1)	14,000	Leased	December 31, 2013
Birmingham, Alabama (1)	15,000	Leased	October 31, 2012
Cambridge, Massachusetts (1)	18,000	Leased	April 30, 2013
Columbus, Ohio (1)	18,000	Leased	July 31, 2011
Fremont, Nebraska (1)	95,000	Leased	June 30, 2011
Fresno, California (2)	163,000	Leased	October 31, 2009
Lancaster, Pennsylvania (2)	73,000	Leased	December 31, 2012
Lyons, New York (2)	195,000	Owned	—
Mansfield, Ohio (2)	315,000	Leased	November 30, 2020
Mount Joy, Pennsylvania (2)	400,000	Leased	December 31, 2029
Nashua, New Hampshire (1)	348,000	Leased	December 31, 2018
New Berlin, Wisconsin (1)	16,000	Leased	September 30, 2011
Norcross, Georgia (2)	41,000	Leased	December 31, 2010
Salina, Kansas (2)	115,000	Owned	—
Salina, Kansas (2)	45,000	Leased	February 28, 2010
San Fernando, California (1)	37,000	Leased	July 31, 2012
Walker, Michigan (1)	198,000	Leased	July 31, 2011

(1)	Location primarily services the Publishing segment.
(2)	Location services both business segments.

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

During fiscal 2009, the Company was informed that one of its subsidiaries had been contacted by the United States Environmental Protection Agency (“EPA”) seeking consensual resolution of potential compliance claims, including monetary sanctions, regarding the alleged unauthorized distribution during fiscal 2008 of certain product offerings containing an anti-microbial agent. Discussions with the EPA are at a preliminary stage and the Company therefore cannot reasonably estimate any potential outcome. The fiscal 2008 revenue derived from the products in question was approximately $100,000. The Company does not believe that the outcome of this issue will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the quarter ended April 25, 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 12, 2009, the following persons served as executive officers of School Specialty:

Name and Age of Officer
David J. Vander Zanden Age 54	Mr. Vander Zanden became Chief Executive Officer of School Specialty in September 2002, after serving as Interim Chief Executive Officer since March 2002. Mr. Vander Zanden served as Chief Operating Officer from March 1998 to March 2002, as well as President from March 1998 to March 2007. From 1992 to March 1998, he served as President of Ariens Company, a manufacturer of outdoor lawn and garden equipment. Mr. Vander Zanden has served as a director of School Specialty since June 1998.

Thomas M. Slagle Age 47	Mr. Slagle joined School Specialty as President and Chief Operating Officer in March 2007. Prior to joining School Specialty, Mr. Slagle served as Group President, Supply Chain Services—Medical for Cardinal Health, Inc., where he held profit and loss responsibility for five business segments with over $7 billion of revenue. Mr. Slagle’s 11 years with Cardinal Health, as well as prior executive management positions with Johnson & Johnson Ortho Diagnostics Division and Baxter Healthcare, included advancing through positions of increasing responsibility in operations, sales, supply chain and distribution management.

David N. Vander Ploeg Age 50	Mr. Vander Ploeg joined School Specialty as Executive Vice President and Chief Financial Officer in April 2008. Mr. Vander Ploeg was most recently Chief Operating Officer of Dutchland Plastics Corp., a molded products manufacturer based in Oostburg, Wisconsin. Before joining Dutchland, he was Executive Vice President and Chief Financial Officer at Schneider National, Inc., Green Bay, Wisconsin, a global leader in transportation and logistics services. During a 24-year career at Schneider National, he advanced through several positions of increasing responsibility, including Director of Planning and Budgeting, Group Controller, Vice President of Finance, and Senior Vice President-Operating Chief Financial Officer, prior to being named Executive Vice President and Chief Financial Officer in 2004.

Gregory D. Cessna Age 52	Mr. Cessna joined School Specialty in July 2005 as the President of Education Essentials and corporate Executive Vice President. With the formation of the Company’s Educational Resources segment in fiscal 2009 Mr. Cessna’s title became Executive Vice President of Educational Resources. From 1999 until joining School Specialty, Mr. Cessna served as the Executive Vice President of PolyVision Corporation, A Steelcase Company. PolyVision Corporation was a manufacturer of Visual Communication products for the education and office products market. Mr. Cessna was President of ABB Process Analytics, a manufacturer of on-line analytical instruments, from 1990 until 1999.

Steven F. Korte Age 54	Mr. Korte joined School Specialty in September 2005 as a result of the Delta Education LLC acquisition and was appointed President, Publishing Group and corporate Executive Vice President shortly thereafter. With the formation of the Company’s Publishing segment in fiscal 2009, Mr. Korte’s title became Executive Vice President of Publishing. From January 2004 to August 2005, Mr. Korte held the position of President and COO of Delta Education LLC. For the prior ten years 1994-2003, Mr. Korte was the President of Rigby Education/Harcourt Supplemental Publishers, a division of Reed Elsevier plc.

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

Market Information

Our common stock is traded under the symbol “SCHS” on The Nasdaq Global Select Market. The table below sets forth the reported high and low closing sale prices for shares of our common stock, during the indicated quarters.

Fiscal 2009 quarter ended	High	Low
July 26, 2008	$32.25	$28.92
October 25, 2008	34.75	19.65
January 24, 2009	21.67	14.33
April 25, 2009	18.95	12.65

Fiscal 2008 quarter ended	High	Low
July 28, 2007	$36.50	$32.89
October 27, 2007	36.70	33.47
January 26, 2008	36.01	31.31
April 26, 2008	33.68	29.58

Holders

As of June 12, 2009, there were 1,832 record holders of our common stock.

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

Share Repurchase Program

For the three months ended April 25, 2009	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal February	—	$—	—	$34,750,273
Fiscal March	—	—	—	34,750,273
Fiscal April	—	—	—	34,750,273

Total	—		—	34,750,273

During fiscal 2009, the Company repurchased a total of 497,600 shares of its outstanding common stock at an aggregate purchase price of $15,250,000. During fiscal 2008, the Company repurchased a total of 2,796,489 shares of its outstanding common stock at an aggregate purchase price of $94,879,000. During fiscal 2007, the Company repurchased a total of 2,126,121 shares of its outstanding common stock at an aggregate purchase price of $76,508,000. The fiscal 2009 repurchases were made pursuant to share repurchase program approved by the Company’s Board of Directors on June 12, 2008, which authorized the repurchase of up to $50.0 million of the Company’s outstanding shares of common stock. The fiscal 2008 repurchases were made pursuant to share repurchase programs approved by the Company’s Board of Directors on June 4, 2007 and November 28, 2007, which authorized the repurchase of up to $45.0 million and an additional $50.0 million, respectively, of the Company’s outstanding shares of common stock. The fiscal 2007 repurchases were made pursuant to share repurchase programs approved by the Company’s Board of Directors on June 14, 2006 and November 15, 2006, which authorized the repurchase of up to $50.0 million and an additional $26.5 million, respectively, of the Company’s outstanding shares of common stock. As of April 25, 2009, there is an additional purchase price of $34.7 million outstanding that could be repurchased under the June 12, 2008 share repurchase program authorized by the Board of Directors. Repurchases are also limited by certain provisions of our credit agreement. The credit agreement provides that repurchases beginning with the $50.0 million authorization in fiscal 2008 will not exceed $200.0 million and purchases may be further limited by a total leverage ratio. Under these limitations, as of April 25, 2009, we were permitted to repurchase an incremental $23.8 million of our common stock.

During the three fiscal years ended April 25, 2009, the Company has repurchased a total of 5,420,210 shares of its issued and outstanding common stock at an aggregate purchase price of $186,637,000. Common stock acquired through the share repurchase programs is available for general corporate purposes.

PERFORMANCE GRAPH

The following graph compares the total shareholder return on our Common Stock since April 24, 2004 with that of the Russell 3000 Stock Market Index and a peer group index constructed by us. The companies included in our peer group index are: Renaissance Learning, Inc. (RLRN), Scholastic Corporation (SCHL), and The Aristotle Corporation (ARTL). The Company has selected this peer group as being representative of the K-12 market for which we compete for investor dollars.

The total return calculations set forth below assume $100 invested on April 24, 2004, with reinvestment of any dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through April 25, 2009. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

	4/24/04	4/30/05	4/29/06	4/28/07	4/26/08	4/25/09
School Specialty, Inc.	100.00	100.79	98.78	89.57	81.15	48.64
Russell 3000	100.00	103.67	122.42	141.44	134.04	85.62
Peer Group	100.00	101.77	84.86	91.55	89.68	61.49

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except per share data) (1)

	Fiscal Year
	2009	2008	2007	2006	2005
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
Statement of Operations Data:
Revenues	$1,046,980	$1,087,903	$1,043,152	$977,302	$970,435
Cost of revenues	618,377	626,661	597,515	568,623	573,488

Gross profit	428,603	461,242	445,637	408,679	396,947
Selling, general and administrative expenses	350,919	361,754	351,839	349,302	309,582
Merger-related expenses	—	—	—	5,202	—

Operating income	77,684	99,488	93,798	54,175	87,365
Interest expense, net	17,872	19,829	22,086	19,186	12,882
Other expense	2,679	5,718	6,019	4,160	2,115
Redemption costs and fees for convertible debt redemption	—	—	—	—	1,839

Income before provision for income taxes	57,133	73,941	65,693	30,829	70,529
Provision for income taxes	22,592	28,129	26,468	12,581	27,402

Earnings from continuing operations	34,541	45,812	39,225	18,248	43,127
Loss from operations of discontinued School Specialty Media business unit, net of income taxes	—	(4,691)	(21,179)	(18,187)	(126)

Net income	$34,541	$41,121	$18,046	$61	$43,001

Weighted average shares outstanding:
Basic	18,802	20,196	21,873	22,898	21,612
Diluted	18,895	20,708	22,545	23,739	23,910
Basic earnings per share of common stock:
Earnings from continuing operations	$1.84	$2.27	$1.79	$0.80	$2.00
Loss from discontinued operations	—	(0.23)	(0.96)	(0.80)	(0.01)

Total	$1.84	$2.04	$0.83	$0.00	$1.99

Diluted earnings per share of common stock:
Earnings from continuing operations	$1.83	$2.21	$1.74	$0.77	$1.88
Loss from discontinued operations	—	(0.22)	(0.94)	(0.77)	(0.00)

Total	$1.83	$1.99	$0.80	$0.00	$1.88

	April 25, 2009	April 26, 2008	April 28, 2007	April 29, 2006	April 30, 2005
Balance Sheet Data:
Working capital (2)	$41,143	$35,211	$34,103	$34,767	$114,513
Total assets	1,075,051	1,117,327	1,110,879	1,130,375	884,605
Long-term debt	266,229	312,210	293,139	283,629	149,680
Total debt	399,911	445,838	426,729	417,207	195,671
Shareholders’ equity	496,880	478,688	512,545	553,733	544,545

(1)	Our business has grown since 2005 through acquisitions and internal growth. For detailed information on acquisitions during fiscal years 2008 and 2006, see the “Business Combinations” note in our notes to consolidated financial statements.

(2)	At April 25, 2009, April 26, 2008 and April 28, 2007, working capital includes the convertible subordinated notes balance of $133.0 million as a current liability. During fiscal 2006, the notes became convertible as the closing price of the Company’s stock exceeded $48.00 for the specified amount of time. The notes may be converted at any time into cash for the accreted principal amount and cash or our common stock for the balance, if any, of the obligation. Working capital at April 30, 2005 includes the balance on the revolving credit facility of $45.5 million as a current liability. Working capital for other periods reflected above excludes the balance on the revolving credit facility as it was considered long-term in nature.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes, included elsewhere in this Annual Report.

Background

We are a leading education company serving the preK-12 education market by providing products, programs and services that enhance student achievement and development to educators and schools across the United States and Canada. We offer more than 75,000 items through an innovative two-pronged marketing approach that targets both school administrators and individual teachers.

Our goal is to grow profitably as a leading provider of supplemental education products. We expect to achieve this goal over the long-term through both organic growth and through selective acquisitions. Historically, we have grown through a combination of acquisitions and internal investments that drive organic growth. In the past few years, our growth strategies have been focused primarily on the curriculum-based supplemental products, and we expect that this focus will continue in the foreseeable future. While the number of acquisitions that we have completed has declined in the past two years, acquisitions remain a key strategy for us. Our future acquisition plans are focused primarily on acquiring curriculum-based products in disciplines where the Company’s current product offerings do not have the desired breadth and depth. In addition, the Company is committed to continuing to invest in its internal product development efforts in order to expand current offerings such as its science and reading intervention curricula. These growth plans, both through acquisitions and internal product development, will be mainly focused on curriculum-based products because these types of products provide a competitive advantage in their proprietary nature, and have typically provided greater profit margins to the Company. The Company’s annual revenue growth from curriculum based products has been and will continue to be impacted by the cyclical nature of state adoptions of these products. Our state adoption revenue will continue to have significant variability between years due to the adoption schedules established by the individual states. As such, we expect fiscal 2010 adoption revenue to decline compared to fiscal 2009 adoption revenue, which in turn had declined from fiscal 2008. The Company also remains committed to its commodity-type products and while its acquisition strategy is more focused on curriculum-based supplemental products, the Company continues to invest resources towards increasing the Company’s market share for these commodity-based products.

While our gross margin has remained constant at 40.9% when comparing fiscal 2005 to fiscal 2009, the gross margin in fiscal 2009 was negatively affected by a combination of increased costs from vendors and higher fuel costs on inbound freight, which due to the timing of these increases, were not able to be passed on to our customers due to fixed pricing and longer-lived catalogs. From fiscal 2005 through fiscal 2008, we were able to expand our gross margins by 150 basis points. This expansion is primarily due to our acquisition of Publishing businesses, which tend to have more proprietary products in their offerings and consequently higher gross margins than our Educational Resources businesses. The Publishing businesses have traditionally experienced higher revenue growth than the Educational Resources segment, resulting in a product mix with higher gross margins. In addition, our growth has increased our purchasing power, resulting in reduced costs of the products we purchase. Further, through the vertical acquisitions of School Specialty Publishing and Califone, we have acquired suppliers and have thereby captured the suppliers’ margins. Another factor contributing to the flat gross margin is the direct sourcing of product through overseas channels. Also the year to year variation in state adoption revenue, which is typically higher gross margin product, will have an impact on gross margin between years.

In fiscal 2005, our operating income and margin from continuing operations were $87.4 million and 9.0%, respectively. In fiscal 2009, our operating income and margin from continuing operations were $77.7 million and 7.4%, respectively. The Company’s business results have been negatively impacted by the recent downturn in the economy. The current economic conditions resulted in revenue and profitability declines as cautious spending by schools and teachers and growing state budget deficits have created uncertainty as to upcoming education funding levels from the states. While we believe the economic stimulus package which President Obama signed in February, 2009 will preserve educational funding as the states finalize budgets for the upcoming year, school districts and educators are taking a “wait and see” approach until the state budgets for the upcoming year are finalized. In response to this uncertainty as to education funding, a possible period of reduced spending by schools and the uncertainty of the duration of any such reduction, all of which could negatively impact our revenues, the Company has initiated a significant expense-reduction plan in order to better balance expenses and product costs with potentially lower revenue. This expense-reduction plan is intended to be accomplished through a combination of facility closures, functional department consolidations that resulted in staff reductions and improvements in our control of product costs through negotiations with some of the Company’s larger vendors. We anticipate these cost savings will offset the margin decline attributable to an expected revenue shortfall caused by the weakened economy.

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

Our business is highly seasonal, and the acquisition of seasonal businesses during the off season has depressed operating and net income in the year of acquisition, the most dramatic of which in recent years was the Delta Education acquisition in fiscal 2006.

During the third quarter of fiscal 2008, the Company completed the acquisition of Sitton Spelling (“Sitton”) from Egger Publishing, Inc. for an all-cash, aggregate purchase price of $5.8 million. Sitton offers spelling and word skills programs to help educators in the area of reading intervention. Sitton also has professional development programs for educators through nationwide seminars conducted by independent trainers. This business has been integrated into the Company’s Educator’s Publishing Service business within the Publishing segment. The results of Sitton have been included in the accompanying consolidated financial statements under Item 8 since the date of acquisition and would not have had a material effect on the Company’s overall performance on a pro forma basis and did not have a material effect on the Company’s fiscal 2008 performance.

The Company announced in fiscal 2007 its intention to sell the Hawthorne, New York-based School Specialty Media (“SSM”) business unit. The sale, which was completed in the fourth quarter of fiscal 2008, reflects the Company’s desire to focus investments and management’s attention on those businesses that advance the Company’s long-term growth strategies. Those long-term growth strategies include strengthening the Company’s presence in those categories that require higher educational content products and services, such as science curriculum and reading intervention solutions. At the same time, the Company remains committed to its commodity-type products and markets and will continue to invest in those products and markets. However, management believes that the future growth of the Company is more dependent on those products with higher educational content. In pursuit of our long-term growth strategy the Company is in the process of investing Company resources, both financial capital and human capital, in product development programs focused on those educational content areas as well as acquisition targets that already have or are in the process of developing educational content products. The Company has reflected SSM as a discontinued operation in the accompanying consolidated statements of operations under Item 8 and throughout this MD&A.

Results of Continuing Operations

The following table sets forth certain information as a percentage of revenues on a historical basis concerning our results of operations for the fiscal years 2009, 2008 and 2007:

	Fiscal Year
	2009	2008	2007
Revenues	100.0%	100.0%	100.0%
Cost of revenues	59.1	57.6	57.3

Gross profit	40.9	42.4	42.7
Selling, general and administrative expenses	33.5	33.3	33.7

Operating income	7.4	9.1	9.0
Interest expense, net	1.7	1.8	2.1
Other expense	0.3	0.5	0.6

Income before provision for income taxes	5.4	6.8	6.3
Provision for income taxes	2.2	2.6	2.5

Earnings from continuing operations	3.2%	4.2%	3.8%

Consolidated Historical Results of Continuing Operations

Fiscal 2009 Compared to Fiscal 2008

The following discussion and analysis of fiscal 2009 results compared to fiscal 2008 results is based on a comparison of the Company’s results of operations from continuing operations.

Overview of Fiscal 2009

During the fourth quarter of fiscal 2009, the Company changed its operating segments in order to align its segments with changes in the management and reporting structure of the Company.

Revenues from continuing operations for fiscal 2009 decreased 3.8% to $1.047 billion as compared to $1.088 billion in fiscal 2008. This decrease was related primarily to a decrease in state adoption revenue derived from the Company’s science curriculum-based offering. We anticipate that state adoption revenue will continue to have significant variability between years due to the adoption schedules established by individual states. As a result of these schedules, we expect fiscal 2010 adoption revenue will decline as compared to fiscal 2009 adoption revenue. Also contributing to the decreased revenue was the economic slowdown and a delay in spending by school districts due to uncertainty as to the education funding levels because of state budgetary concerns.

The Company’s overall revenue mix shifted toward the Educational Resources segment, with the segment comprising 70.4% of revenues in fiscal 2009 as compared with 69.4% in fiscal 2008. Gross margins decreased from 36.4% in fiscal 2008 to 34.8% in fiscal 2009. This decrease was attributable to a combination of both the revenue mix shift towards Educational Resources, which typically has lower gross margins than Publishing segment, and decreased gross margins in both segments. The primary cause of the decreased gross margin in the Educational Resources segment is related to product mix shifting towards lower margin furniture products versus consumable products. The remaining decline in gross margin is due to a combination of cost increases being passed on to the Company from its vendors, and higher fuel costs increasing inbound freight costs associated with procuring the products.

Operating income was $77.7 million in fiscal 2009 as compared to $99.5 million in fiscal 2008. Operating margins decreased from 9.1% in fiscal 2008 to 7.4% in fiscal 2009. The decrease in operating income and margins were primarily related to the declines in both consolidated revenue and gross margin. Reductions in selling, general and administrative costs partially offset the decline in operating income.

Revenue

Revenues decreased 3.8% from $1.088 billion in fiscal 2008 to $1.047 billion in fiscal 2009 which was attributable to declines in both the Educational Resources and Publishing Group segments.

Educational Resources segment revenues decreased 2.4%, or $18.1 million, from $755.2 million in fiscal 2008 to $737.1 million in fiscal 2009. Revenue amounts for both periods were comprised solely of sales to external parties. The decrease in Educational Resources segment revenues was due primarily to a decline of approximately $25 million in consumable products. This was partially offset by an increase of approximately $7 million in furniture and school building project revenue in fiscal 2009. The increase in furniture and school building project revenue was attributable mainly to school construction projects for which the schools and districts had committed funds prior to the economic downturn. The decline in the consumable products revenue was most directly attributable to the deteriorating economic conditions, which we believe have negatively impacted state budgets. We believe that these state budget shortfalls have created uncertainty with school districts and educators as to state funding levels for education, translating into the declines in consumable product revenue. Revenue from basic school supplies has been relatively stable in fiscal 2009, but a shortfall in supplemental curriculum and student development supplies, which we believe are more discretionary and are purchased more at the educator level versus district level, accounted for a majority of the decline in consumable revenue within the segment.

Publishing segment revenues decreased 7.5%, or $25.1 million, from $335.3 million in fiscal 2008 (which included $3.2 million of intersegment revenues) to $310.2 million in fiscal 2009 (which included $1.0 million of intersegment revenues). The decrease in Publishing segment revenues was primarily attributable to a decline of approximately $27 million of state adoption revenue from the Company’s curriculum-based products. Publishing segment revenue increased by $3 million in fiscal 2009 due to realizing a full twelve months of revenue from the Sitton acquisition, which was acquired in the third quarter of fiscal 2008. Offsetting this $3 million increase was a decline related to the downturn in the general economic conditions.

Gross Profit

Gross profit decreased 7.1% from $461.2 million in fiscal 2008 to $428.6 million in fiscal 2009. The decrease in consolidated revenue resulted in $17.4 million of the decline in gross profit had consolidated gross margin remained constant. The remaining decline of $15.2 million was related to gross margin declines. Gross margin decreased 150 basis points from 42.4% in fiscal 2008 to 40.9% in fiscal 2009. Approximately 30 basis points of the decline in gross margin was related to the mix of revenue between segments. The Publishing segment, which generates higher margin than the Educational Resources segment, accounted for 30.8% of the consolidated revenue in fiscal 2008 as compared to 29.6% of the consolidated revenue in fiscal 2009. The remaining decline in gross margin was related to gross margin declines in both segments, as further discussed below.

Educational Resources segment gross profit decreased $18.5 million, or 6.7%, from $275.1 million in fiscal 2008 to $256.6 million in fiscal 2009. The decrease in segment revenue resulted in $6.6 million of the decline in gross profit had segment gross margin remained constant. The remaining decline of $11.9 million was related to a decline of 160 basis points in segment gross margin from 36.4% in fiscal 2008 to 34.8% in fiscal 2009. Approximately $5.2 million of the decline, or 70 basis points of the gross margin decline was a result of product mix shifting toward lower margin furniture products versus consumable products. The remaining decline of approximately $7 million, or 90 basis points of gross margin, was related to increases both in product costs and inbound freight costs, primarily, during the higher-volume summer months. The Company was not able to pass on these vendor and transportation cost increases to customers due to current fixed pricing within contract agreements and longer-lived catalogs.

Publishing segment gross profit decreased $15.5 million, or 8.4%, from $184.4 million in fiscal 2008 to $168.9 million in fiscal 2009. The decrease in segment revenue resulted in $13.8 million of the decline in the gross profit, had segment gross margin remained constant. The remaining decline of $1.7 million was related to a decline of 50 basis points segment gross margin from 55.0% in fiscal 2008 to 54.5% in fiscal 2009. A shift in the product mix within the segment, primarily related to the decline in the higher margin curriculum-based products for state adoptions, resulted in approximately 120 basis points of gross margin decline. Partially offsetting this year-over-year decline related to product mix was the impact on fiscal 2008 gross margin of a $3.0 million inventory donation from this segment which decreased fiscal 2008 gross margin by 80 basis points.

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

SG&A as a percent of revenues increased 20 basis points from 33.3% of revenues in fiscal 2008 to 33.5% of revenues in fiscal 2009. SG&A decreased $10.9 million from $361.8 million in fiscal 2008 to $350.9 million in fiscal 2009. The decrease in SG&A costs was due primarily to reductions in variable costs associated with the revenue decline, reductions in variable performance-based compensation expense, and other cost reduction efforts. The increase in SG&A as a percent of revenue was driven by the base of non-variable costs in comparison to decreased revenue.

Educational Resources segment SG&A remained flat as a percent of revenues at 26.3% in both fiscal 2009 and fiscal 2008. Educational Resources segment SG&A decreased $4.6 million, or 2.3%, from $198.5 million in fiscal 2008 to $193.9 million in fiscal 2009. The segment incurred $1.2 million of severance costs in fiscal 2009 related to headcount reductions and approximately $1.0 million of additional costs for marketing initiatives. These increases had been offset by approximately $2.3 million of a decline due to a decline in variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues, and approximately $2.0 million related to a reduction in variable performance based compensation expense. The remaining decline is related primarily to the compensation savings associated with the headcount reductions.

Publishing segment SG&A remained flat as a percent of revenue at 35.6% in both fiscal 2009 and fiscal 2008. Publishing segment SG&A decreased 7.5%, or $9.0 million, from $119.3 million in fiscal 2008 to $110.3 million in fiscal 2009. The segment incurred $0.4 million of severance costs associated with headcount reductions. These increases have been offset by approximately $6 million of a decline in variable costs such as transportation, warehousing, and selling expenses mainly associated with decreased revenues, and a reduction of approximately $2.2 million in variable performance-based compensation expense. The remaining decrease is primarily related to the savings associated with headcount reductions.

Corporate SG&A increased by $2.7 million from $44.0 million in fiscal 2008 to $46.7 million in fiscal 2009. The increase in Corporate SG&A was primarily related to $1.7 million for the closing of the Lyons, New York distribution center, and $0.6 million of severance costs related to the Company’s cost reduction efforts. Corporate SG&A decreased by approximately $3.2 million in fiscal 2009 as a result of decreased variable performance-based compensation expense. Partially offsetting this decline were various increases including approximately $0.8 million of employee benefits, approximately $0.7 million of incremental depreciation related to the ERP phased implementation, approximately $0.8 million of bank fees and sales tax audits, and approximately $0.4 million of the direct marketing and product management initiatives.

Net Interest Expense

Interest expense, net of interest income, decreased $1.9 million from $19.8 million in fiscal 2008 to $17.9 million in fiscal 2009. Approximately $1.6 million of the decrease in interest expense was due to a reduction in the overall effective borrowing rate to 4.5% in fiscal 2009 as compared to an effective borrowing rate of 4.8% in fiscal 2008. The reduction in the borrowing rate is attributable to the decreased rates in the overall credit markets.

The remaining decrease was related primarily to a reduction in average outstanding borrowings in fiscal 2009, as cash provided by operating activities, partially offset by share repurchases made by the Company during fiscal 2009, have been used to reduce debt.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires an issuer of certain convertible debt instruments to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company at the beginning of fiscal 2010 (April 26, 2009) and requires retrospective application to all periods presented during which any such convertible debt instruments were outstanding. The Company expects FSP APB 14-1 to have a negative impact on historical results of operations when applied retrospectively and future operating results as long as the Company continues to have convertible debentures outstanding primarily as a result of the recognition of increased non-cash interest expense. The Company adopted APB 14-1 on its effective date. The adoption will have a material impact on the reported values of debt and equity. The adoption of APB 14-1 will also reduce historical diluted earnings per share from 2005 through 2009 by approximately $0.09 to $0.39 per share. The anticipated 2010 impact of APB 14-1 will be a reduction of diluted earnings of approximately $0.42 per share.

Other Expense

Other expense, which primarily consists of the discount and loss on the Company’s accounts receivable securitization, was $2.7 million in fiscal 2009 as compared to $5.7 million in fiscal 2008. Approximately $2.2 million of the decrease in the discount and loss was due to lower effective discount rates associated with the Company’s securitization facility in fiscal 2009 as compared to fiscal 2008. The securitization facility expired on January 28, 2009 and the Company elected to not renew the agreement due to the expected future expense of the facility compared to other sources of liquidity available to the Company. This reduced the amount of discount and loss in other expense in fiscal 2009 by approximately $0.8 million.

Provision for Income Taxes

Provision for income taxes decreased to $22.6 million in fiscal 2009 from $28.1 million in fiscal 2008. The decrease was due to lower pre-tax income. The effective income tax rate was 39.5% in fiscal 2009 as compared to 38.0% in fiscal 2008. The increase between years is primarily related to the incremental tax benefit realized in fiscal 2008 for favorable tax treatment of certain inventory donations.

The effective income tax rate exceeded the federal statutory rate of 35% in both years primarily due to foreign income tax that is taxed at higher rates than domestic tax, along with state taxes.

Fiscal 2008 Compared to Fiscal 2007

The following discussion and analysis of fiscal 2008 results compared to fiscal 2007 results is based on a comparison of the Company’s results of operations from continuing operations.

Overview of Fiscal 2008

Revenues from continuing operations for fiscal 2008 increased 4.3% to $1.088 billion as compared to $1.043 billion in fiscal 2007. This increase was related primarily to incremental state adoption revenue derived from our science curriculum offerings, partially offset by a year over year decline in our mass-merchant retail business, and an organic revenue increase generated by our Educational Resources business unit.

The Company’s overall revenue mix shifted toward the Publishing segment, with the segment comprising 30.8% of revenues in fiscal 2008 as compared with 28.6% in fiscal 2007. This shift has historically resulted in consolidated margin improvement as the Publishing segment develops and sells a greater percentage of higher margin proprietary products; however, gross margins decreased from 42.7% in fiscal 2007 to 42.4% in fiscal 2008. This decrease was attributable to inventory charges taken as a result of eliminating certain Specialty product offerings along with a decline of 60 basis points in Educational Resources gross margins as a result of increased costs and product mix changes within that segment. These decreases offset the gross margin gain that the Company realized related to the revenue mix shift towards Publishing products.

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

Revenue

Revenues increased 4.3% from $1.043 billion in fiscal 2007 to $1.088 billion in fiscal 2008, which was attributable to increases in both the Educational Resources and Publishing segments.

Educational Resources segment revenues increased 1.0% from $747.9 million in fiscal 2007 million to $755.2 million in fiscal 2008. Revenue amounts for both periods were comprised solely of sales to external parties. The increase was related to approximately $23 million in the Administrator and Educator supply categories. Partially offsetting these increases was a combination of a reduction in school rebuilding in Louisiana, the decision to not pursue low-margin bid business and the elimination of unproductive catalogs. In fiscal 2007, the Educational Resources segment generated revenue attributable to rebuilding of schools in Louisiana in the aftermath of Hurricane Katrina. During fiscal 2008, the Company’s volume of Louisiana school rebuilding projects had been significantly reduced, resulting in a revenue decline of approximately $9 million in fiscal 2008 as compared to fiscal 2007. Also, the management of the Educational Resources segment did not pursue lower-margin bid business, which typically relates to state buying organizations, in fiscal 2008 due to the low profit margins earned on this revenue and the decision to focus its efforts on pursuing higher margin business. This decision resulted in a decline of approximately $3 million in revenue in fiscal 2008 as compared to fiscal 2007. The remaining decline was primarily related to management’s decision to eliminate certain catalogs in fiscal 2008. These catalogs were eliminated because the previous years’ versions of the catalogs were unproductive in that the costs of printing and distributing the catalogs along with other variable costs associated with order fulfillment offset most, if not all, of the gross margin generated from the incremental sales for those catalogs.

Publishing segment revenues increased 12.5%, or $37.3 million, from $298.0 million in fiscal 2007 (which includes $3.4 million of intersegment revenues) to $335.3 million in fiscal 2008 (which includes $3.2 million of intersegment revenues). The increase in Publishing segment revenue was attributable to $47.1 million of incremental revenue from state adoptions of our science curriculums in fiscal 2008 as compared to fiscal 2007. The majority of this increase was derived from California and South Carolina. State adoption cycles occur on average every five to seven years and vary by state as to the years in which adoptions occur. Partially offsetting these gains, was an approximately $11 million decline in our mass merchant retail business which is significantly impacted by the amount of store space our products are provided.

Gross Profit

Gross profit increased 3.5%, or $15.6 million, from $445.6 million in fiscal 2007 to $461.2 million in fiscal 2008. The increase in consolidated revenue contributed $19.1 million of incremental gross profit had consolidated gross margin remained constant. Partially offsetting this increase was a decrease in consolidated gross margin from 42.7% in fiscal 2007 to 42.4% in fiscal 2008. This reduction in gross margin resulted in $3.3 million of gross profit decline. The decrease in consolidated gross margin was due primarily to an inventory charge of approximately $3.0 million related to the Company’s decision to terminate certain Publishing segment product lines.

Educational Resources segment gross profit decreased $1.6 million, or 0.6%, from $276.7 million in fiscal 2007 to $275.1 million in fiscal 2008. The increase in segment revenue resulted in $2.7 million of incremental gross profit had segment gross margin remained constant. However, a 60 basis point decline in gross margin, from 37.0% in fiscal 2007 to 36.4% in fiscal 2008, resulted in approximately $4.5 million of a decline in gross profit. Approximately $1.5 million of this decline related to a reduction of volume-based vendor rebates and early pay discounts. Increased commodity costs, particularly in plywood used for certain furniture products contributed approximately $0.5 million of the decrease. The remaining decrease was primarily related to product mix shifting towards lower margin furniture business.

Publishing segment gross profit increased $19.0 million, or 11.5%, from $165.4 million in fiscal 2007 to $184.4 million in fiscal 2008. The increase in segment revenue resulted in approximately $20.7 million of incremental gross profit had segment gross margin remained constant. Partially offsetting this increase was a 50 basis point decrease in segment gross margin from 55.5% in fiscal 2007 to 55.0% in fiscal 2008, which contributed to a decline of approximately $1.7 million in gross profit. The decline in gross margin was related to a $3.0 million inventory charge associated with the decision to terminate certain product lines and $2.0 million of incremental product development amortization related largely to the Science adoption revenue. The impact of those charges on gross margin was partially offset by a favorable product mix within the segment, particularly for adoption revenue, which contributed approximately 100 basis points of improved gross margin.

Selling, General and Administrative Expenses

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

Educational Resources segment SG&A remained constant as a percent of revenues at 26.3% in both fiscal 2008 and fiscal 2007. Educational Resources segment SG&A increased $2.0 million, from $196.5 million in fiscal 2007 to $198.5 million in fiscal 2008. Approximately $1.4 million of this increase is related to additional variable costs such as transportation, warehousing, and selling expenses associated with increased revenue. SG&A also increased by approximately $1.5 million in fiscal 2008 due to additional performance-based compensation expense. These SG&A increases were partially offset by approximately $1.0 million decrease in marketing and administrative expenses.

Publishing segment SG&A decreased as a percent of revenue from 40.4%, or $120.4 million, in fiscal 2007 to 35.6%, or $119.3 million in fiscal 2008. The incremental revenue in fiscal 2008 resulted in additional variable costs such as transportation, warehousing, and selling expenses of approximately $5 million. SG&A also increased by approximately $1.1 million in fiscal 2008 due to additional performance-based compensation expense. Improvements in our transportation and warehousing operations provided approximately $4 million of SG&A savings in fiscal 2008. The consolidation and transfer of the information technology group from the Publishing segment to Corporate decreased segment SG&A by $1.3 million. The remaining decrease was related primarily to declines in marketing and merchandising. The decrease in SG&A as a percent of revenue was the result of the leverage gained from reducing SG&A costs even though revenue increased by over 12%.

Corporate SG&A increased by $9.0 million from $35.0 million in fiscal 2007 to $44.0 million in fiscal 2008. The increase was mainly driven by a combination of incremental depreciation expenses associated with the new ERP system of approximately $2.0 million, incremental costs to support the system conversion of approximately $3.4 million, which included technology costs previously included within the Publishing segment, and increased variable performance-based compensation expense of approximately $3.2 million. In addition, the Company continued to make investments in its marketing and product management initiatives in order to provide a better overall interaction and service experience for our customers. Incremental marketing and product management costs were approximately $0.9 million in fiscal 2008.

Net Interest Expense

Interest expense, net of interest income, decreased $2.3 million from $22.1 million in fiscal 2007 to $19.8 million in fiscal 2008. The decrease in interest expense was due to a lower effective borrowing rate attributable to the Company’s November, 2006 sale of $200.0 million principal amount of subordinated convertible debentures due 2026 at an interest rate of 3.75%. The debentures were outstanding for all of fiscal 2008 as compared to only half of fiscal 2007. In addition, the Company’s revolving debt carries variable interest rates which were lower in fiscal 2008 as compared to fiscal 2007. The lower effective borrowing rates decreased interest expense by approximately $3.1 million in fiscal 2008 compared to fiscal 2007. Partially offsetting these decreases is $0.7 million of incremental interest expense related to a $13.8 million increase in the Company’s average outstanding borrowings in fiscal 2008 compared to fiscal 2007. The increase in average borrowings is primarily attributable to the volume of share repurchases during fiscal 2008 exceeding the Company’s operating cash flows generated less cash used in investing activities.

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

In fiscal 2009, the discontinued operation resulted in no additional income or loss, net of tax to the Company.

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

Liquidity and Capital Resources

At April 25, 2009, we had working capital of $41.1 million. Our capitalization at April 25, 2009 was $896.8 million and consisted of debt of $399.9 million and shareholders’ equity of $496.9 million.

Our credit facility matures on February 1, 2011 and provides for $350.0 million of revolving loan availability and $100.0 million incremental term loan availability. The amounts outstanding as of April 25, 2009 under the revolving and incremental term loans were $51.9 million and $0, respectively. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital requirements of our peak selling season. As of April 25, 2009, our effective interest rate on borrowings under our credit facility was approximately 4.90%, which excludes amortization of loan origination and commitment fees on unborrowed funds. During fiscal 2009, we incurred commitment fees on unborrowed funds under the credit facility of $0.7 million and amortized loan origination fee costs of $0.3 million. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on capital expenditures. The Company was in compliance with these covenants at April 25, 2009.

Our $133.0 million, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. The notes are recorded as a current liability. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. Holders may require the Company to repurchase the notes for cash on August 1, 2010, 2013 and 2018. No notes have been converted into cash or shares of common stock as of April 25, 2009. The notes are currently redeemable at the option of the Company.

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

Net cash provided by operating activities decreased $32.5 million from $103.7 million in fiscal 2008 to $71.2 million for fiscal 2009. The decrease in cash provided by operating activities was primarily due to the decrease in the amount sold under the securitization facility as it was not renewed as of January 28, 2009.

Working capital increased $5.9 million in fiscal 2009 compared to fiscal 2008. The increase in working capital is entirely related to the Company’s decision to not renew its securitization facility which resulted in a $50 million increase in the Company’s accounts receivables associated with the facility. The Company’s accounts receivable balances, after adjusting for the nonrenewal of the securitization facility, declined by $23.9 million. Approximately $14 million of this decline is related to the decreased revenues, with the remainder of this decline related to improvements in collections. Inventories declined $22.4 million due to improvements in procurement strategies, which were partially offset by a reduction of $7.6 million in accounts payables. In addition, accrued compensation balances decreased by $6.7 million, related to both the payout of fiscal 2008 variable-based incentives and the reduction in headcount.

Net cash used in investing activities for fiscal 2009 was $17.5 million, compared to $32.7 million for fiscal 2008, which included $5.8 million of cash paid for the acquisition of Sitton Spelling. Additions to property, plant and equipment decreased $6.1 million from $17.7 million in fiscal 2008 to $11.6 million in fiscal 2009. This decrease was primarily a result of $5.2 million decline in spending related to the implementation of the Company’s ERP system. Spending on product development decreased by $2.3 million, which is the result of the sale of the School Specialty Media business unit in the fourth quarter of fiscal 2008. The Company received $2.5 million during fiscal 2009 attributable to the notes received as part of the SSM sale.

Net cash used in financing activities was $55.9 million in fiscal 2009 as compared to $69.4 million in fiscal 2008. The net cash used in financing activities reflects the repurchase of 0.5 million shares of our common stock at a net cost of $15.3 million during fiscal 2009, compared to 2.8 million shares repurchased in fiscal 2008 at a net cost of $94.9 million. The decrease in the number of our weighted average common shares outstanding due to share repurchases has had and will continue to have a positive impact on our earnings per share computations as compared to prior periods. See Part II, Item 5, Issuer Purchases of Equity Securities for additional information regarding share repurchases. The increased use of cash for share repurchases was offset by additional short-term borrowings.

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

We expect our fiscal 2010 capital expenditures to be approximately $12.0 million and to consist primarily of computer hardware and software costs related to the continued implementation of the new ERP platform and warehouse equipment costs. We expect our investment in product development to be approximately $8.0 million.

Our amended and restated credit agreement requires us to maintain specified financial covenants and places certain limitations on the repurchase of our common stock. As of April 25, 2009, we were in compliance with these covenants and restrictions. We will continue to monitor our expected ability to remain in compliance with these covenants in fiscal 2010. We expect to remain in compliance with these covenants during fiscal 2010 based on our projected financial results for fiscal 2010 and the additional action items available to us. If we are unable to meet these covenants, our ability to access available lines of credit could be limited, our liquidity could be adversely affected and our debt obligations could be accelerated. These circumstances could have a material adverse effect on our future results of operations, financial position and liquidity.

Off Balance Sheet Arrangements

We had an accounts receivable securitization facility. The facility expired January 28, 2009 and the Company elected to not renew the agreement due to the significant cost increases in accounts receivable asset-backed securities markets compared to the costs of other sources of liquidity available to the Company. The Company had originally entered into the facility for the purpose of reducing the Company’s variable rate interest expense. However, in the current rate environment, the facility was not providing any material reduction in the Company’s variable rate interest expense and a renewed facility would have actually resulted in an increase to the Company’s variable rate interest expense. The facility permitted advances up to $175.0 million from July 1 through November 30 of each year, and advances up to $75.0 million from December 1 through June 30 of each year. At April 25, 2009 and April 26, 2008, respectively, $0.0 million and $50.0 million was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from our consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the fiscal years 2009, 2008 and 2007 were $2.7, $5.7, and $6.0 million, respectively. The decrease in these costs was related to a combination of decreased discount rates and the termination of the securitization facility.

These costs are included as a component of other expense in our consolidated statements of operations.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of April 25, 2009:

	Payments Due
	(in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations (1)	$128,116	$5,788	$104,143	$4,136	$14,049
Convertible subordinated notes (2)(3)	349,088	141,682	207,406	—	—
Capital lease obligations	21	17	4	—	—
Operating lease obligations	62,003	8,731	13,783	8,825	30,664
Purchase obligations (4)	—	—	—	—	—

Total contractual obligations	$539,228	$156,218	$325,336	$12,961	$44,713

(1)	Long-term debt obligations include principal and interest payments on our credit facility and sale-leaseback obligations, assuming these obligations remain outstanding until maturity at current or contractually defined interest rates.
(2)	Convertible subordinated notes of $133,000 are recorded as a current liability at April 25, 2009. During fiscal 2006 the notes became convertible and may be surrendered for conversion at any time. The notes could be redeemed at the option of the Company no earlier than August 7, 2008. The amount reflected includes principal and accrued interest as of the balance sheet date only. If the notes are held to maturity in 2023, our obligation, including interest at current rates and accreted principal, is $241.8 million.
(3)	Convertible subordinated notes of $200,000 are recorded as maturing in more than five years as the bonds are not currently convertible. The notes can be redeemed at the option of the Company no earlier than November 30, 2011. The amounts reflected for these notes include accrued interest at the balance sheet date and interest at 3.75% through November 30, 2011.
(4)	As of April 25, 2009, we did not have any material long-term purchase obligations. The short-term purchase obligations the Company had as of April 25, 2009 were primarily for the purchase of inventory in the normal course of business.

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

The following table sets forth certain unaudited consolidated quarterly financial data for fiscal years 2009 and 2008 (in thousands, except per share data). We derived this quarterly data from our unaudited consolidated financial statements.

	Fiscal 2009
	First	Second	Third	Fourth	Total
Revenues	$378,794	$390,306	$121,710	$156,170	$1,046,980
Gross profit	164,002	159,117	43,299	62,185	428,603
Operating income (loss)	62,985	59,028	(29,984)	(14,345)	77,684
Earnings (loss) from continuing operations, net of income taxes	35,146	32,259	(21,570)	(11,294)	34,541
Net income (loss)	35,146	32,259	(21,570)	(11,294)	34,541
Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.87	$1.72	$(1.15)	$(0.60)	$1.84

Total	$1.87	$1.72	$(1.15)	$(0.60)	$1.84

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.84	$1.71	$(1.15)	$(0.60)	$1.83

Total	$1.84	$1.71	$(1.15)	$(0.60)	$1.83

	Fiscal 2008
	First	Second	Third	Fourth	Total
Revenues	$386,513	$392,919	$134,839	$173,632	$1,087,903
Gross profit	173,368	167,541	51,688	68,645	461,242
Operating income (loss)	73,223	67,830	(24,871)	(16,694)	99,488
Earnings (loss) from continuing operations, net of income taxes	40,580	36,956	(19,042)	(12,682)	45,812
(Loss) from discontinued operations, net of income taxes	(259)	(402)	(1,220)	(2,810)	(4,691)
Net income (loss)	40,321	36,554	(20,262)	(15,492)	41,121
Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.92	$1.81	$(0.95)	$(0.66)	$2.27
(Loss) from discontinued operations	(0.01)	(0.02)	(0.06)	(0.15)	(0.23)

Total	$1.91	$1.79	$(1.01)	$(0.81)	$2.04

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.87	$1.76	$(0.95)	$(0.66)	$2.21
(Loss) from discontinued operations	(0.01)	(0.02)	(0.06)	(0.15)	(0.22)

Total	$1.86	$1.74	$(1.01)	$(0.81)	$1.99

Inflation

Inflation, particularly in fuel and other oil-related costs, has had and could continue to have an effect on our results of operations and our internal and external sources of liquidity.

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

Catalog Costs and Related Amortization

We spend over $27.0 million annually to produce and distribute catalogs. We accumulate all direct costs incurred, net of vendor cooperative advertising payments, in the development, production and circulation of our catalogs on our balance sheet until such time as the related catalog is mailed. They are subsequently amortized into SG&A over the expected sales realization cycle, which is one year or less. Consequently, any difference between our estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. Our estimate of the expected sales realization cycle for a particular catalog is based on, among other possible considerations, our historical sales experience with identical or similar catalogs and our assessment of prevailing economic conditions and various competitive factors. We track our subsequent sales realization, reassess the marketplace, and compare our findings to our previous estimate and adjust the amortization of our future catalogs, if necessary.

Development Costs

We accumulate external and certain internal costs incurred in the development of our products which can include a master copy of a book, video or other media, on our balance sheet. As of April 25, 2009, we had $21.2 million in net development costs on our balance sheet. A majority of these costs are associated with publishing and science businesses. The capitalized development costs are subsequently amortized into cost of revenues over the expected sales realization cycle of the products, which is typically five years. During fiscal 2009, we amortized development costs of $6.4 million to expense related to our continuing businesses. We continue to monitor the expected sales realization cycle for each product, and will adjust the remaining expected life of the development costs or recognize an impairment, if warranted. During fiscal 2007, we recorded a $3.6 million impairment charge related to product development costs at our SSM business unit in addition to a $1.0 million impairment charge related to product development costs at SSM recorded in fiscal 2006.

Goodwill and Intangible Assets, and Long-Lived Assets

At April 25, 2009, goodwill and intangible assets represented approximately 65.1% of our total assets. We review our goodwill and other indefinite life intangible assets for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, the recoverability of these assets is subject to a fair value assessment which includes judgments regarding financial projections, including forecasted cash flows and discount rates, and comparable market values. As it relates to finite life intangible assets, we apply the impairment rules as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which also requires significant judgments related to the expected future cash flows attributable to the intangible asset. Key assumptions used in the impairment analysis include but are not limited too expected future cash flows, business plan projections, revenue growth rates, and the discount rate utilized for discounting such cash flows. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the estimated recoverability, or impairment, if any, of the asset.

The goodwill impairment test involves a two-step process. We test goodwill for possible impairment by determining the fair value of the Company’s reporting units. We estimate fair value using discounted cash flow projections also referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include future estimates of capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are estimated based on past acquisition history and the Company’s assessment of the current and proposed valuations for related market transactions.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we would allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment charge for the difference.

The Company’s stock price and an estimated control premium are two factors that can significantly impact the fair value assessment of the Company’s reporting units. The significant decline in the general global economic conditions has led to volatility in the Company’s stock price during fiscal 2009. During this period, our stock price fluctuated between a high of $34.75 per share and a low of $12.65 per share. The Company considers its market capitalization and estimated control premium in its goodwill impairment analysis.

The fair value of other indefinite-life intangible assets are estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the relief-from-royalty method, which requires assumptions related to projected revenues from our annual budgets; assumed royalty rates that could be payable if we did not own the intangible assets; and a discount rate. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than its carrying value.

During fiscal 2007, we recorded a $13.1 million goodwill impairment charge, a $10.4 million intangible asset impairment charge and a $0.3 million impairment of property, plant and equipment related to the SSM business unit in addition to a $25.6 million goodwill impairment charge related to SSM recorded in fiscal 2006. As of April 27, 2007, no remaining goodwill or intangible assets were recorded as assets related to SSM. The impairment charge related to SSM was the result of deteriorating financial performance. During the fourth quarter of fiscal 2007, the Board of Directors authorized the sale of SSM which was completed in the fourth quarter of fiscal 2008. We have reflected SSM as a discontinued operation in the accompanying consolidated statements of operations under Item 8.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Our borrowings under our credit facility and our discount expense related to our accounts receivable securitization were primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to have averaged 100 basis points higher during fiscal 2009 and fiscal 2008, pre-tax earnings would have decreased by approximately $1.4 million and $1.6 million respectively. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding and the average advanced under the accounts receivable securitization facility during fiscal 2009 and fiscal 2008. The estimated fair value of long-term debt approximated its carrying value at April 25, 2009 and April 26, 2008, with the exception of our convertible debt which at April 25, 2009 had a carrying value of $333.0 million and a fair market value of $261.0 million and at April 26, 2008 had a carrying value of $333.0 million and a fair market value of $303.4 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

School Specialty, Inc.

Greenville, Wisconsin

We have audited the accompanying consolidated balance sheets of School Specialty, Inc. and subsidiaries (the “Company”) as of April 25, 2009 and April 26, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 25, 2009. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of April 25, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of School Specialty, Inc. and subsidiaries as of April 25, 2009 and April 26, 2008, and the results of their operations and their cash flows for each of the three years in the period ended April 25, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 25, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

June 24, 2009

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 25, 2009	April 26, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,871	$4,034
Accounts receivable, less allowance for doubtful accounts of $4,332 and $4,235, respectively	103,683	77,591
Inventories, net	127,108	149,548
Deferred catalog costs	15,537	14,845
Prepaid expenses and other current assets	17,347	18,857
Refundable income taxes	1,566	9,288
Deferred taxes	9,805	15,726

Total current assets	276,917	289,889
Property, plant and equipment, net	70,183	77,311
Goodwill	532,318	543,630
Intangible assets, net	168,082	176,771
Development costs and other, net	27,551	29,726

Total assets	$1,075,051	$1,117,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities—long-term debt	$133,682	$133,628
Accounts payable	56,786	64,340
Accrued compensation	12,821	19,476
Deferred revenue	4,254	6,641
Other accrued liabilities	28,231	30,593

Total current liabilities	235,774	254,678
Long-term debt—less current maturities	266,229	312,210
Deferred taxes	75,255	70,671
Other liabilities	913	1,080

Total liabilities	578,171	638,639

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,243,438 and 23,631,135 shares issued, respectively	24	24
Capital paid-in excess of par value	393,328	380,073
Treasury stock, at cost—5,420,210 and 4,922,610 shares, respectively	(186,637)	(171,387)
Accumulated other comprehensive income	10,804	25,158
Retained earnings	279,361	244,820

Total shareholders’ equity	496,880	478,688

Total liabilities and shareholders’ equity	$1,075,051	$1,117,327

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	For the Fiscal Year Ended
	April 25, 2009	April 26, 2008	April 28, 2007
Revenues	$1,046,980	$1,087,903	$1,043,152
Cost of revenues	618,377	626,661	597,515

Gross profit	428,603	461,242	445,637
Selling, general and administrative expenses	350,919	361,754	351,839

Operating income	77,684	99,488	93,798

Other (income) expense:
Interest expense	18,205	19,857	22,203
Interest income	(333)	(28)	(117)
Other	2,679	5,718	6,019

Income before provision for income taxes	57,133	73,941	65,693
Provision for income taxes	22,592	28,129	26,468

Earnings from continuing operations	34,541	45,812	39,225

Loss from operations of discontinued School Specialty Media business unit, net of income taxes	—	(4,691)	(21,179)

Net income	$34,541	$41,121	$18,046

Weighted average shares outstanding:
Basic	18,802	20,196	21,873
Diluted	18,895	20,708	22,545

Basic earnings per share of common stock:
Earnings from continuing operations	$1.84	$2.27	$1.79
Loss from discontinued operations	$—	$(0.23)	$(0.96)

Total	$1.84	$2.04	$0.83

Diluted earnings per share of common stock:
Earnings from continuing operations	$1.83	$2.21	$1.74
Loss from discontinued operations	$—	$(0.22)	$(0.94)

Total	$1.83	$1.99	$0.80

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 and APRIL 28, 2007

(In Thousands)

	Common Stock		Capital Paid-in Excess of Par Value	Treasury Stock, at Cost	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income
	Shares	Dollars
Balance at April 29, 2006	22,962	$23	$352,865	$—	$14,692	$186,153	$553,733
Issuance of common stock in conjunction with stock option exercises	348	—	7,798				7,798
Tax benefit on option exercises			1,898				1,898
Share-based compensation expense			4,507				4,507
Treasury stock purchases				(76,508)			(76,508)
Foreign currency translation adjustment					3,071		3,071	$3,071
Net income						18,046	18,046	18,046

Total comprehensive income								$21,117

Balance at April 28, 2007	23,310	$23	$367,068	$(76,508)	$17,763	$204,199	$512,545

Adoption of FIN48						(500)	(500)
Issuance of common stock in conjunction with stock option exercises	321	1	5,558				5,559
Tax benefit on option exercises			1,957				1,957
Share-based compensation expense			5,490				5,490
Treasury stock purchases				(94,879)			(94,879)
Foreign currency translation adjustment					7,395		7,395	$7,395
Net income						41,121	41,121	41,121

Total comprehensive income								$48,516

Balance at April 26, 2008	23,631	$24	$380,073	$(171,387)	$25,158	$244,820	$478,688
Issuance of common stock in conjunction with stock option exercises	612	—	3,195				3,195
Tax benefit on option exercises			5,572				5,572
Share-based compensation expense			4,488				4,488
Treasury stock purchases				(15,250)			(15,250)
Foreign currency translation adjustment					(14,354)		(14,354)	$(14,354)
Net income						34,541	34,541	34,541

Total comprehensive income								$20,187

Balance at April 25, 2009	24,243	$24	$393,328	$(186,637)	$10,804	$279,361	$496,880

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fiscal Year Ended
	April 25, 2009	April 26, 2008	April 28, 2007
Cash flows from operating activities:
Net income	$34,541	$41,121	$18,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	24,315	25,348	25,843
Amortization of development costs	6,401	8,963	6,237
Amortization of debt fees and other	1,394	1,959	1,361
Loss on disposal of School Specialty Media business unit, net	—	1,519	—
Impairment charge	—	—	29,000
Share-based compensation expense	4,488	5,490	4,507
Deferred taxes	10,631	14,924	(1,630)
Loss on disposal of property, equipment and other	490	263	292
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Change in amounts sold under receivables securitization, net	(50,000)	—	—
Accounts receivable	21,867	(12,688)	(5,995)
Inventories	22,313	23,234	(19,503)
Deferred catalog costs	(692)	(2,294)	6,291
Prepaid expenses and other current assets	10,860	(4,134)	14,124
Accounts payable	(8,484)	(13,702)	2,874
Accrued liabilities	(6,910)	13,703	9,413

Net cash provided by operating activities	71,214	103,706	90,860

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(5,828)	—
Additions to property, plant and equipment	(11,622)	(17,723)	(18,169)
Proceeds from disposal of discontinued operations	2,485	1,350	—
Investment in intangible and other assets	—	—	(202)
Investment in product development costs	(8,523)	(10,849)	(9,684)
Proceeds from disposal of property, plant and equipment	186	375	1,013

Net cash used in investing activities	(17,474)	(32,675)	(27,042)

Cash flows from financing activities:
Proceeds from convertible debt offering	—	—	200,000
Proceeds from bank borrowings	680,000	691,200	704,400
Repayment of debt and capital leases	(725,890)	(672,091)	(894,878)
Purchase of treasury stock	(15,250)	(94,879)	(76,508)
Payment of debt fees and other	603	—	(5,223)
Proceeds from exercise of stock options	3,195	5,559	7,798
Excess income tax benefit from exercise of stock options	1,439	828	576

Net cash used in financing activities	(55,903)	(69,383)	(63,835)

Net increase (decrease) in cash and cash equivalents	(2,163)	1,648	(17)
Cash and cash equivalents, beginning of period	4,034	2,386	2,403

Cash and cash equivalents, end of period	$1,871	$4,034	$2,386

Supplemental disclosures of cash flow information:
Interest paid	$16,801	$20,573	$17,610
Income taxes paid	$6,750	$12,965	$3,443

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In Thousands)

The Company paid cash in connection with certain business combinations accounted for under the purchase method in the fiscal year ended April 26, 2008. There was no cash paid in connection with business combinations during the fiscal years ended April 25, 2009 and April 28, 2007. The fair values of the assets and liabilities of the acquired companies are presented as follows:

For the Fiscal Year Ended April 26, 2008
Accounts receivable	$—
Inventories	256
Prepaid expenses and other current assets	—
Property, plant and equipment	—
Goodwill	2,972
Intangible assets	1,600
Other assets	1,000
Short-term debt and capital lease obligations	—
Accounts payable	—
Accrued liabilities	—
Long-term debt and capital lease obligations	—
Other liabilities	—

Net assets acquired	$5,828

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

School Specialty, Inc. and subsidiaries (the “Company”) is an education company, serving the preK-12 market, with leading brands that provide educators with innovative and proprietary products, programs and services designed to help educators engage and inspire students of all ages and abilities, with operations primarily in the United States and Canada.

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

Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in April in each year. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2009,” “fiscal 2008” and “fiscal 2007” refer to the Company’s fiscal years ended April 25, 2009, April 26, 2008 and April 28, 2007, respectively, and each of these years represent 52 weeks.

Cash and Cash Equivalents

The Company considers cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories, which consist primarily of products held for sale, are stated at the lower of cost or market on a first-in, first-out basis in accordance with ARB No. 43 Chapter 4, “Inventory Pricing” statement 4 and statement 6. Reserves recorded related to inventories were $14,352 and $12,301 as of April 25, 2009 and April 26, 2008, respectively.

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

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

Goodwill and Non-amortizable Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Certain intangible assets including a perpetual license agreement and various trademarks and tradenames are estimated to have indefinite lives and are not subject to amortization. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not subject to amortization but rather must be tested for impairment annually or more frequently if events or circumstances indicate they might be impaired. The Company performs the annual impairment test during the first quarter of each fiscal year. Amortizable intangible assets include customer relationships, publishing rights, non-compete agreements, trademarks and tradenames, order backlog and copyrights and are being amortized over their estimated useful lives. During fiscal 2007, the Company recorded a $13,051 goodwill impairment charge related to the School Specialty Media (“SSM”) business unit. As of April 28, 2007, no remaining goodwill was recorded as an asset related to SSM. The impairment charges and operations of SSM have been reflected as discontinued operations in the accompanying consolidated statements of operations for all periods presented. See Note 3.

Impairment of Long-Lived Assets

As required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment, definite-lived intangible assets and development costs for impairment if events or circumstances indicate an asset might be impaired. The Company assesses impairment based on undiscounted cash flows and records any impairment based on estimated fair value determined using discounted cash flows. The Company recorded a $14,349 impairment charge related to long-lived assets of SSM in fiscal 2007. See Note 3.

Development Costs

Development costs represent external and internal costs incurred in the development of a master copy of a book, workbook, video or other supplemental educational materials and products. The Company capitalizes development costs and amortizes these costs into costs of revenues over the lesser of five years or the product’s life cycle in amounts proportionate to expected revenues. At April 25, 2009 and April 26, 2008, net development costs totaled $21,225 and $19,103, respectively, and are included as a component of development costs and other assets in the consolidated balance sheets.

Fair Value of Financial Instruments

In accordance with FASB No. 107, “Disclosure about Fair Value of Financial Instruments” and FASB No. 157, “Fair Value Measurements, the carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, including retained interests in securitized receivables, accounts payable, and accrued liabilities approximate fair value given the short maturity of these instruments. The estimated fair value of the credit facility approximated its carrying value at April 25, 2009 and April 26, 2008 given the variable interest rates included with this facility. The Company’s convertible debt had a carrying value of $333,000 and a fair market value of $260,968 at April 25, 2009, and a carrying value of $333,000 and a fair market value of $303,436 at April 26, 2008, as determined using the closing bid prices as reported on the National Association of Securities Dealers, Inc.’s Portal Market on April 25, 2009 and April 26, 2008, respectively. The Company’s sale-leaseback obligations had a carrying value of $14,990 and $15,598 and a fair market value of $17,272 and $17,258 at April 25, 2009 and April 26, 2008, respectively, as determined using estimated interest rates available at April 25, 2009 and April 26, 2008 for similar long-term borrowings.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

Income Taxes

In accordance with FASB No. 109, “Accounting for Income Taxes”, Income taxes have been computed utilizing the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Valuation allowances are provided when it is anticipated that some or all of a deferred tax asset is not likely to be realized.

Revenue Recognition

Revenue, net of estimated returns and allowances, is recognized upon the shipment of products or upon the completion of services provided to customers, which corresponds to the time when risk of ownership transfers, the selling price is fixed, the customer is obligated to pay and the Company has no significant remaining obligations, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”. Cash received in advance from customers is deferred on the balance sheet as a current liability and recognized upon the shipment of products or upon the completion of services provided to customers.

Concentration of Credit Risks

The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are school districts and schools. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2009, 2008 and 2007, no customer represented more than 10% of revenues or accounts receivable.

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

Deferred Catalog Costs

Deferred catalog costs represent costs which have been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. Deferred catalog costs are amortized in amounts proportionate to expected revenues over the life of the catalog, which is one year or less. Amortization expense related to deferred catalog costs is included in the consolidated statements of operations as a component of selling, general and administrative expenses. Such amortization expense for fiscal years 2009, 2008 and 2007 was $27,045, $25,676 and $28,141, respectively.

Restructuring

The Company accounts for restructuring costs associated with both the closure or disposal of distribution centers and severance related to headcount reductions in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit of Disposal Activities.” During fiscal 2009, the Company recorded $3,912 of expenses

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

primarily related to severance, facility costs and impairment of non-facility related fixed assets associated with the closing of the Company’s Lyons, New York distribution center. In addition, the Company has classified the real property and building assets of the former distribution center as held for sale as of January 24, 2009 and reflected the assets under the caption “Prepaid expense and other current assets” in the accompanying condensed consolidated balance sheet. As of April 25, 2009, there was $1,445 of accrued restructuring costs recorded in other accrued liabilities on the consolidated balance sheet primarily related to various cost reduction activities. No restructuring liabilities were recorded for the fiscal year ended April 26, 2008.

Shipping and Handling Costs

In accordance with EITF 00-10: “Accounting for Shipping and Handling Fees and Costs”, the Company accounts for shipping and handling costs billed to customers as a component of revenues. The Company accounts for shipping and handling costs incurred as a cost of revenues for shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for shipping and handling costs incurred as a selling, general and administrative expense. The amount of shipping and handling costs included in selling, general and administrative expenses for fiscal years 2009, 2008 and 2007 was $46,188, $47,695 and $49,128, respectively.

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

Share-Based Compensation

The Company accounts for its share-based compensation plans under the recognition and measurement principles of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). See Note 13.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods, which had only been required to be disclosed annually in the past. FSP FAS 107-1 will become effective for us in the first quarter of fiscal 2010. We do not believe FSP FAS 107-1 will have a material effect on our financial statements; we will expand our relevant disclosures upon adoption.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which requires that convertible debt securities, that upon conversion may be settled by the issuer fully or partially in cash, be split into a debt and equity component. APB 14-1 is effective for fiscal years (and interim periods) beginning after December 15, 2008 and must be applied retroactively to all past periods presented. The Company will adopt APB 14-1 upon its effective date, which is expected to have a material impact on the reported values of debt and equity. The adoption of APB 14-1 is expected to reduce historical diluted earnings per share from 2005 through 2009 by approximately $.09 to $.39 per share. The 2010 impact of APB 14-1 is anticipated to be a reduction of diluted earnings of approximately $.42 per share.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

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

In April 2009, the FASB issued FASB Staff Position 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 is intended to modify FAS 141(R), Business Combinations, by requiring that assets and liabilities of contractual and noncontractual contingencies be recognized at fair value if the fair value can be reasonably determined during the measurement period. FSP 141(R)-1 will be effective for the Company at the beginning of fiscal 2010 (April 26, 2009) and will apply prospectively to business combinations completed by the Company on or after that date.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

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

NOTE 3—DISCONTINUED OPERATION

On April 12, 2007, the Company’s Board of Directors authorized the Company’s management to proceed with the sale and ultimate disposition of the Company’s SSM business unit, which was previously reported as a component of the Publishing segment. Based upon this action, the Company recorded an asset impairment charge during the fourth quarter of fiscal 2007 of $29,000. The charge includes the write-off of SSM’s goodwill of $13,051 and intangible assets of $10,410. In addition, the Company wrote down the carrying value of SSM’s product development costs by $3,639 and other assets by $1,900.

On April 25, 2008, the Company completed the sale and ultimate disposal of substantially all remaining assets of SSM for proceeds of $8,597, of which $1,350 was received in cash prior to the end of fiscal 2008. The Company received additional cash proceeds of $2,485 as installment payments on an note receivable. The remaining installments due on the note subsequent to fiscal 2009 are $4,762 to be received over the next three years. In addition to the remaining proceeds receivable at April 26, 2008, the Company also had $2,052 of current liabilities primarily related to severance and other compensation costs of former SSM employees and other expenses incurred as a result of the sale of SSM.

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

The following table illustrates the amounts of revenues and losses reported in discontinued operations in the accompanying consolidated statements of operations:

	Fiscal 2008	Fiscal 2007
Revenues	$16,830	$25,358
Loss from operations of SSM	(5,156)	(5,437)
Loss from disposal of SSM	(5,074)	—
Impairment charge	—	(29,000)

Loss from discontinued operations before income taxes	(10,230)	(34,437)
Benefit from income taxes	(5,539)	(13,258)

Loss from discontinued operations, net of income taxes	$(4,691)	$(21,179)

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

NOTE 4—BUSINESS COMBINATIONS

Fiscal 2008

During the third quarter of fiscal 2008, the Company completed the acquisition of Sitton Spelling (“Sitton”) from Egger Publishing, Inc. for an all-cash, aggregate purchase price of $5,828. Sitton offers spelling and word skills programs to help educators in the area of reading intervention. Sitton also has professional development programs for educators through nationwide seminars conducted by independent trainers. This business has been integrated into the Company’s Educator’s Publishing Service business within the Publishing segment. Net assets acquired included $256 of current assets, $1,000 of capitalized product development costs, $1,600 of amortizable intangible assets and $2,972 of goodwill, all of which are deductible for tax purposes. The results of Sitton have been included in the accompanying consolidated financial statements since the date of acquisition and would not have had a material effect on the Company’s overall performance on a pro forma basis and did not have a material effect on the Company’s fiscal 2008 performance.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, including the range of useful lives, excluding goodwill:

April 25, 2009	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$35,837	$(15,553)	$20,284
Publishing rights (15 to 25 years)	106,510	(17,898)	88,612
Non-compete agreements (3.5 to 10 years)	7,110	(5,021)	2,089
Tradenames and trademarks (5 to 30 years)	3,024	(667)	2,357
Order backlog and other (less than 1 to 13 years)	2,634	(1,291)	1,343

Total amortizable intangible assets	155,115	(40,430)	114,685

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$208,512	$(40,430)	$168,082

April 26, 2008	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,236	$(13,390)	$22,846
Publishing rights (15 to 25 years)	106,510	(13,175)	93,335
Non-compete agreements (3.5 to 10 years)	8,043	(5,092)	2,951
Tradenames and trademarks (5 to 30 years)	3,024	(509)	2,515
Order backlog and other (less than 1 to 13 years)	3,221	(1,494)	1,727

Total amortizable intangible assets	157,034	(33,660)	123,374

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$210,431	$(33,660)	$176,771

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

Intangible asset amortization expense included in selling, general and administrative expenses for fiscal years 2009, 2008 and 2007 was $8,431, $8,662 and $9,308, respectively.

During the fourth quarter of fiscal 2007, the Company wrote off intangible assets related to SSM with a gross value of $12,363 and an unamortized value of $10,410. See Note 3.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is:

2010	$8,311
2011	$7,997
2012	$7,829
2013	$7,432
2014	$7,273

The following information presents changes to goodwill during the two-year period ended April 25, 2009:

Segment	Balance at April 28, 2007	Fiscal 2008 Acquisitions	Adjustments	Balance at April 26, 2008	Fiscal 2009 Acquisitions	Adjustments	Balance at April 25, 2009
Publishing	$269,941	$2,972	$6,170	$279,083	$—	$(11,312)	$267,771
Educational Resources	264,547	—	—	264,547	—	—	264,547

Total	$534,488	$2,972	$6,170	$543,630	$—	$(11,312)	$532,318

The Publishing segment adjustments during fiscal 2008 and fiscal 2009 are comprised primarily of foreign currency translation.

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

During the first quarter of fiscal 2010, the Company performed its annual goodwill impairment test pursuant to FASB Statement No. 142 Goodwill and Other Intangible Assets. The fair value of the Company’s reporting units was estimated using a combined income (discounted cash flow) and market approach (guideline public company comparables) valuation model which indicated that the fair value of the Company’s net assets exceeded the carrying value. The estimated fair value of the reporting units was dependent on several significant assumptions, including earnings projections and discount rate.

During fiscal 2009, the Company experienced a decline in its market capitalization. As of May 1, 2009, the market capitalization was $336.7 million, compared to the Company’s book value of $496.9 million. FASB Statement No. 142 requires the performance of an interim goodwill impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company evaluated the movement in its stock price over the past quarter, along with the operating performance, cash flow performance and industry outlook. Significant judgment is involved in determining if an indicator of impairment has occurred. In making this assessment, management relies on a number of factors

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

including, among others, operating results, business plans, projections, anticipated future cash flows, and market place data including market capitalization. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.

Given current economic conditions, the Company performed a sensitivity analysis of the estimated fair value of its reporting units using the income approach. Key assumptions used in the income approach include, but are not limited to, expected cash flows from the reporting unit operations and the discount rate utilized for discounting such cash flow estimates.

As a result of the sensitivity analysis, the Company determined that there was not a re-consideration event that impacted the realizability of goodwill during fiscal 2009. Should economic conditions deteriorate further, revisions in the Company’s estimates of future cash flows for each reporting unit may be insufficient to support carrying value and the goodwill assigned to it, requiring the Company to test for impairment. Non cash impairment charges, if any, may be material to the Company’s results of operations.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 25, 2009	April 26, 2008
Land	$502	$502
Projects in progress	6,833	4,276
Buildings and leasehold improvements	31,605	33,323
Furniture, fixtures and other	95,506	94,670
Machinery and warehouse equipment	42,676	43,983

Total property, plant and equipment	177,122	176,754
Less: Accumulated depreciation	(106,939)	(99,443)

Net property, plant and equipment	$70,183	$77,311

Depreciation expense related to continuing operations for fiscal years 2009, 2008 and 2007 was $15,921, $16,407 and $15,627, respectively.

NOTE 7—DEBT

Long-Term Debt

Long-term debt consists of the following:

	April 25, 2009	April 26, 2008
Amended and Restated Credit Agreement, maturing in 2011	$51,900	$97,200
3.75% Convertible Subordinated Notes due 2023	133,000	133,000
3.75% Convertible Subordinated Notes due 2026	200,000	200,000
Sale-leaseback obligations, effective rate of 8.97%, expiring in 2020	14,990	15,598
Capital lease obligations	21	40

Total debt	399,911	445,838
Less: Current maturities	(133,682)	(133,628)

Total long-term debt	$266,229	$312,210

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement which replaced the existing credit facility and the $100,000 term loan used as partial financing for the Delta acquisition. The Amended and Restated Credit Agreement matures on February 1, 2011 and provides for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also pays a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at April 25, 2009. The effective interest rate under the credit facility for fiscal 2009 was 4.90%, which includes amortization of the loan origination fees of $312 and commitment fees on unborrowed funds of $695. The effective interest rate under the credit facility for fiscal 2008 was 7.16%, which includes amortization of the loan origination fees of $312 and commitment fees on unborrowed funds of $642. The revolving loan provides for a letter of credit sub-facility of up to $15,000, under which $2,800 was issued and outstanding as of April 25, 2009. As of April 25, 2009 and April 26, 2008, $51,900 and $97,200, respectively, were outstanding on the revolving loan and reflected as non-currently maturing, long-term debt in the accompanying balance sheets.

During 2003, the Company sold an aggregate principal amount of $133,000 of convertible subordinated notes due in 2023. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. The notes carry an annual interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company will make additional payments of interest commencing August 1, 2008. As of April 25, 2009, no additional payments by the Company have been made. The notes became convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share during fiscal 2006 and are recorded as a current liability. Holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of April 25, 2009. The notes are currently redeemable at the option of the Company.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

Maturities of Long-Term Debt

Maturities of long-term debt, including capital lease obligations, for subsequent fiscal years, are as follows:

2010	133,682
2011	200,770
2012	52,795
2013	979
2014	1,071
Thereafter	10,614

Total maturities of long-term debt	$399,911

NOTE 8—SECURITIZATION OF ACCOUNTS RECEIVABLE

The Company and certain of its U.S. subsidiaries entered into an agreement (the “Receivables Facility”) in November 2000 with a financial institution whereby it sold on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed New School, Inc. (“NSI”), a wholly-owned, special purpose, bankruptcy-remote subsidiary. As such, the assets of NSI were available first and foremost to satisfy the claims of the creditors of NSI. NSI was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. NSI does not meet the conditions of a qualifying Special Purpose Entity and therefore the results of NSI have been included in the Company’s consolidated results for financial reporting purposes. Under the Receivables Facility, the Company and certain subsidiaries transferred without recourse all their accounts receivables to NSI. NSI, in turn, sold an undivided interest in these receivables. The Company received a fee from the financial institution for billing and collection functions, which remained the responsibility of the Company, which approximated fair value of the Company’s obligations.

This two-step transaction was accounted for as a sale of receivables under the provision of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” At April 25, 2009 and April 26, 2008, $0 and $50,000 was advanced under the accounts receivable securitization, respectively, and accordingly, that amount of accounts receivable was removed from the accompanying consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $2,679, $5,718 and $6,028 and are included in other expenses in the consolidated statement of operations for fiscal years 2009, 2008 and 2007, respectively. Supplemental information related to the accounts receivable securitization transactions is provided below. Proceeds under accounts receivable securitization and collections as servicer of receivables sold have been netted in the accompanying consolidated statements of cash flows under the caption, “Change in amounts sold under receivables securitization, net.”

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Proceeds under accounts receivable securitization	$622,428	$558,202	$614,033
Collections as servicer of receivables sold	(672,428)	(558,202)	(614,033)
Retained interest in accounts receivable at end of period	$—	$80,419	$67,139
Cash flows from retained interests	553,234	529,922	448,500

The facility expired on January 28, 2009 and the Company elected to not renew the agreement due to the expected future expenses of the facility compared to other sources of liquidity available to the Company.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

NOTE 9—INCOME TAXES

The provision for income taxes consists of:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Current income tax expense from continuing operations:
Federal	$6,765	$19,246	$13,049
State	2,351	2,642	1,988
Foreign	2,845	2,079	2,339

Total	11,961	23,967	17,376
Deferred income tax expense from continuing operations	10,631	4,162	9,092

Total provision for income taxes from continuing operations	22,592	28,129	26,468

Current income tax benefit from discontinued operations	—	(16,301)	(2,536)
Deferred income tax expense (benefit) from discontinued operations	—	10,762	(10,722)

Total benefit from income taxes from discontinued operations	—	(5,539)	(13,258)

Total provision for income taxes	$22,592	$22,590	$13,210

Deferred taxes are comprised of the following:

	April 25, 2009	April 26, 2008
Current deferred tax assets (liabilities):
Inventory	$8,761	$8,384
Allowance for doubtful accounts	1,655	2,105
Accrued liabilities	(611)	5,237

Total current deferred tax assets	9,805	15,726

Long-term deferred tax assets (liabilities):
Net operating loss carryforward	4,784	3,671
Property and equipment	(11,070)	(10,422)
Accrued liabilities	(9,615)	(10,447)
Intangible assets	(59,354)	(53,473)

Total long-term deferred tax liabilities	(75,255)	(70,671)

Net deferred tax liabilities	$(65,450)	$(54,945)

At April 25, 2009, the Company has state net operating losses of approximately $105,601, which expire during fiscal years 2010 – 2027. The Company believes that the realization of the deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods and, accordingly, no valuation reserve has been provided. In fiscal 2009, 2008 and fiscal 2007, the Company had not recorded U.S. tax provisions of $1,146, $1,149 and $980 relating to $3,273, $3,283 and $2,799 of unremitted earnings from foreign investments, respectively, as these earnings are expected to be reinvested indefinitely.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.9%	3.8%	3.2%
Foreign income tax	1.2%	0.2%	1.0%
Share-based compensation	0.2%	0.4%	0.7%
Meals and entertainment, inventory donations and other	0.2%	-1.4%	0.4%

Effective income tax rate	39.5%	38.0%	40.3%

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

As of April 25, 2009 and April 26, 2008, the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, were $913 and $1,080, respectively, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

The following table summarizes the activity related to the Company’s gross liability for unrecognized tax benefits:

Balance at April 28, 2007	$1,403
Increase related to current year tax provision	202
Expiration of that statute of limitations for tax assessments	(52)
Adjustments to provision related to state assessments	109

Balance at April 26, 2008	$1,662

Increase related to current year tax provision	320
Expiration of that statute of limitations for tax assessments	(57)
Adjustments to provision related to state assessments	(519)

Balance at April 25, 2009	$1,406

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

NOTE 10—OPERATING LEASE COMMITMENTS

The Company leases various types of warehouse and office facilities and equipment, under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable operating leases for the Company’s fiscal years are as follows:

2010	8,731
2011	7,567
2012	6,216
2013	5,176
2014	3,649
Thereafter	30,664

Total minimum lease payments	$62,003

Rent expense related to continuing operations for fiscal 2009, 2008 and 2007, was $10,516, $10,142 and $9,995, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS

The Company sponsors the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. In fiscal 2009, 2008 and 2007, the Company’s matching contribution expense was $1,927, $2,545 and $2,611, respectively.

NOTE 12—SHAREHOLDERS’ EQUITY

Share Repurchase Programs

During fiscal 2009, the Company repurchased a total of 498 shares of its outstanding common stock at an aggregate purchase price of $15,250 under a Board of Director approved repurchase authorization. During fiscal 2008, the Company repurchased a total of 2,797 shares of its outstanding common stock at an aggregate purchase price of $94,879 under Board of Director approved share repurchase authorizations. During fiscal 2007, the Company repurchased a total of 2,126 shares of its outstanding common stock at an aggregate purchase price of $76,508 under Board of Director approved share repurchase authorizations. As of April 25, 2009, the Company was authorized to purchase up to approximately $34,750 purchase price of outstanding common stock in connection with the share repurchase plan. The credit agreement provides that repurchases beginning with the $50.0 million authorization in fiscal 2008 will not exceed $200.0 million and purchases may be further limited by a total leverage ratio. Under these limitations, as of April 25, 2009, we were permitted to repurchase an incremental $23.8 million of our common stock.

During the three fiscal years ended April 25, 2009, the Company has repurchased a total of 5,421 shares of its issued and outstanding common stock at an aggregate purchase price of $186,637. Common stock acquired through the share repurchase programs is available for general corporate purposes and is reflected as Treasury Stock in the accompanying consolidated balance sheets.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

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

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Fiscal 2009:
Basic EPS	$34,541	18,802	$1.84

Effect of dilutive employee stock options	—	67
Effect of dilutive non-vested stock units	—	26

Diluted EPS	$34,541	18,895	$1.83

Fiscal 2008:
Basic EPS	$41,121	20,196	$2.04

Effect of dilutive employee stock options	—	502
Effect of dilutive non-vested stock units	—	10

Diluted EPS	$41,121	20,708	$1.99

Fiscal 2007:
Basic EPS	$18,046	21,873	$0.83

Effect of dilutive employee stock options	—	672

Diluted EPS	$18,046	22,545	$0.80

The Company had additional employee stock options outstanding of 1,518, 1,272 and 904 during fiscal 2009, 2008 and 2007, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

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

NOTE 13—SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has three share-based employee compensation plans under which awards were outstanding as of April 25, 2009. On June 10, 1998, the Company’s Board of Directors approved the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”); on August 27, 2002 the Company’s Board of Directors approved the

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and on June 24, 2008, the Company’s Board of Directors approved the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All three plans have been approved by the Company’s shareholders. The purpose of the plans is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008. Under the 2002 Plan, the maximum number of equity awards available for grant is 1,500 shares. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

A summary of option transactions for fiscal 2007, fiscal 2008 and fiscal 2009 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 29, 2006	2,882	$23.29	2,054	$18.67
Granted	560	36.97
Exercised	(348)	22.39
Canceled	(103)	33.17

Balance at April 28, 2007	2,991	$25.62	1,975	$20.00

Granted	123	34.97
Exercised	(321)	17.34
Canceled	(86)	36.18

Balance at April 26, 2008	2,707	$26.69	1,980	$23.01

Granted	176	27.88
Exercised	(1,086)	16.56
Canceled	(167)	33.46

Balance at April 25, 2009	1,630	$32.87	1,067	$32.29

The following tables detail supplemental information regarding stock options outstanding at April 25, 2009:

	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding	6.02	$95
Options vested and expected to vest	5.94	93
Options exercisable	4.90	81

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$15.00 – $16.06	26	0.83	$15.72	26	$15.72
$17.00 – $24.10	270	3.02	20.32	233	20.63
$27.20 – $31.51	249	7.66	30.24	80	29.33
$34.00 – $36.82	687	6.07	36.00	485	36.01
$37.51 – $59.84	398	7.28	38.75	243	38.74

	1,630	6.02	$32.87	1,067	$32.29

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three-year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. Prior to fiscal 2009, the Company issued new shares of common stock to settle shares due upon option exercise. In fiscal 2009, the Company’s option plans were amended to allow for the net settlement of the exercise price and related tax liabilities for non-qualified stock option exercises. For the fiscal year ended April 25, 2009, approximately 613 new shares were issued upon the exercise of stock options, 469 shares were tendered to satisfy the exercise price, and 4 shares were surrendered to satisfy employee tax liabilities.

During fiscal 2009 and 2008, the Company granted 78 and 73 non-vested stock unit (“NSU”) awards, respectively, to certain members of the Company’s management under the amended and restated 2002 Plan. The NSUs are performance-based and vest at the end of a three-year cycle and will result in a payment if performance metrics are achieved at a threshold level or above. The NSUs will be paid in Company common stock with payouts ranging from 80% of the target number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The approximate fair value of awards granted during fiscal 2009 and 2008 is $2,404 and $2,646, respectively, assuming the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to NSU awards ratably over the vesting period adjusted for changes in the expected level of performance on a cumulative basis in the period such determination is made. During the fiscal years ended April 25, 2009 and April 26, 2008, the Company recognized $551 ($337 net of tax) and $882 ($540, net of tax) of expense related to NSU awards, respectively.

During fiscal 2009, the Company granted 7 time-based NSU awards to independent members of the Company’s Board of Directors with an approximate fair value of $203. The awards vest one year from the date of grant and the Company is recognizing share-based compensation expense related to these awards on a straight-line basis over the vesting period. During the fiscal year ended April 25, 2009, the Company recognized $170 ($104 net of tax) of expense related to these awards.

During the fiscal years ended April 25, 2009 and April 26, 2008, the Company recognized $4,488 ($3,937 related to stock options and $551 related to NSU awards) and $5,490 ($4,608 related to stock options and $882 related to NSU awards), respectively, in share-based compensation expense which is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. The fiscal 2009 and fiscal 2008 income tax benefit recognized related to share-based compensation expense was $1,636 and $1,787, respectively. The Company recognizes share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards. As of April 25, 2009, total unrecognized share-based compensation expense related to stock options was $5,893, net of estimated forfeitures, and total unrecognized share-based compensation expense related to NSUs was $653, which the Company expects to recognize over a weighted average period of approximately two years.

The weighted average fair value of options granted during fiscal 2009, 2008 and 2007, was $8.94, $12.42 and $14.43, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Average-risk free interest rate	3.25%	4.29%	4.68%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	27.29%	28.94%	32.84%
Expected term	5.5 years	5.5 years	5.5 years

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Total intrinsic value of stock options exercised	$15,372	$5,966	$5,057
Cash received from stock option exercises	3,195	5,559	7,798
Income tax benefit from the exercise of stock options	5,572	1,957	1,962

NOTE 14—SEGMENT INFORMATION

During the fourth quarter of fiscal 2009, the Company changed its operating segments in order to align its segments with changes in the management and reporting structure of the Company. The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Educational Resources and Publishing, which also constitute its reportable segments. The change in the Company’s operating segments is a result of changes within the organizational management of the business, efficiencies obtained within the organization, and how management reviews results of the business on a monthly and quarterly basis. The Company operates principally in the United States, with limited segment operations in Canada. The Educational Resources segment offers products that included basic classroom supplies and office products, supplemental learning materials, physical education equipment, classroom technology, and furniture. The Publishing segment is a PreK-12 curriculum-based publisher of proprietary and non-proprietary products in the categories of science, reading, and literacy, coordinated school health, and planning and student development. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies. Intercompany eliminations represent intercompany sales primarily from our Publishing segment to our Educational Resource segment, and the resulting profit recognized on such intercompany sales.

These segments operate within the United States and Canada. While a significant majority of revenue and assets are derived from the Company’s U.S. operations, we had Canadian revenue of $32,313, $30,652, and $28,529 for fiscal years 2009, 2008, and 2007 respectively, and long-term assets of $56,927, $68,689, and $63,168 for fiscal years 2009, 2008, and 2007 respectively. These long-term assets are primarily Goodwill and Intangible Assets. The majority of the revenue is reflected in the Publishing segment and all of the assets are in the Publishing segment.

The following table presents segment information:

	Fiscal 2009	Fiscal 2008 (2)	Fiscal 2007 (2)
Revenues:
Educational Resources	$737,068	$755,174	$747,922
Publishing	310,203	335,290	297,980
Corporate and intercompany eliminations	(291)	(2,561)	(2,750)

Total	$1,046,980	$1,087,903	$1,043,152

Operating income (loss) and income before taxes:
Educational Resources	$62,747	$76,663	$80,215
Publishing	58,603	65,152	45,019
Corporate and intercompany eliminations	(43,666)	(42,327)	(31,436)

Operating income	77,684	99,488	93,798
Interest expense and other	20,551	25,547	28,105

Income before taxes	$57,133	$73,941	$65,693

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

	April 25, 2009	April 26, 2008 (2)	April 28, 2007 (2)
Identifiable assets:	.
Educational Resources	$450,002	$492,256	$475,004
Publishing	533,468	561,011	582,921
Corporate assets (1)	91,581	64,060	37,245

Total assets of continuing segments	1,075,051	1,117,327	1,095,170
Discontinued operations	—	—	15,709

Total	$1,075,051	$1,117,327	$1,110,879

	Fiscal 2009	Fiscal 2008 (2)	Fiscal 2007 (2)
Depreciation and amortization of intangible assets and development costs:
Educational Resources	$6,733	$6,695	$7,037
Publishing	14,547	15,660	14,845
Corporate	9,436	8,749	6,769

Total continuing segments	30,716	31,104	28,651
Discontinued operations	—	3,207	3,429

Total	$30,716	$34,311	$32,080

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$1,942	$1,428	$1,494
Publishing	8,832	8,922	7,600
Corporate	9,371	14,550	16,974

Total continuing segments	20,145	24,900	26,068
Discontinued operations	—	3,672	1,987

Total	$20,145	$28,572	$28,055

(1)	Identifiable corporate assets include distribution related assets of $24,345, $28,601 and $29,919, as of April 25, 2009, April 26, 2008 and April 28, 2007, respectively, for which depreciation is allocated to the Educational Resources segments. Depreciation expense allocated to Educational Resources segment was $3,107, $3,363 and $3,563 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.
(2)	The prior periods have been restated to conform with the new segments.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

NOTE 16—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for fiscal 2009 and fiscal 2008:

	Fiscal 2009
	First	Second	Third	Fourth	Total
Revenues	$378,794	$390,306	$121,710	$156,170	$1,046,980
Gross profit	164,002	159,117	43,299	62,185	428,603
Operating income (loss)	62,985	59,028	(29,984)	(14,345)	77,684
Earnings (loss) from continuing operations, net of income taxes	35,146	32,259	(21,570)	(11,294)	34,541
Net income (loss)	35,146	32,259	(21,570)	(11,294)	34,541

Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.87	$1.72	$(1.15)	$(0.60)	$1.84

Total	$1.87	$1.72	$(1.15)	$(0.60)	$1.84

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.84	$1.71	$(1.15)	$(0.60)	$1.83

Total	$1.84	$1.71	$(1.15)	$(0.60)	$1.83

	Fiscal 2008
	First	Second	Third	Fourth	Total
Revenues	$386,513	$392,919	$134,839	$173,632	$1,087,903
Gross profit	173,368	167,541	51,688	68,645	461,242
Operating income (loss)	73,223	67,830	(24,871)	(16,694)	99,488
Earnings (loss) from continuing operations, net of income taxes	40,580	36,956	(19,042)	(12,682)	45,812
(Loss) from discontinued operations, net of income taxes	(259)	(402)	(1,220)	(2,810)	(4,691)
Net income (loss)	40,321	36,554	(20,262)	(15,492)	41,121

Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.92	$1.81	$(0.95)	$(0.66)	$2.27
(Loss) from discontinued operations	(0.01)	(0.02)	(0.06)	(0.15)	(0.23)

Total	$1.91	$1.79	$(1.01)	$(0.81)	$2.04

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.87	$1.76	$(0.95)	$(0.66)	$2.21
(Loss) from discontinued operations	(0.01)	(0.02)	(0.06)	(0.15)	(0.22)

Total	$1.86	$1.74	$(1.01)	$(0.81)	$1.99

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 25, 2009, APRIL 26, 2008 AND APRIL 28, 2007

(In Thousands, Except Per Share Amounts)

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria, management concluded that the Company’s internal control over financial reporting was effective as of April 25, 2009.

The Company’s internal control over financial reporting as of April 25, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated June 24, 2009, which is included herein.

Changes in Internal Controls

During fiscal 2007, the Company began implementation of a common enterprise resource planning (“ERP”) platform. We anticipate that by the end of 2010, this platform will have replaced most of our existing systems. As a result, the Company’s business units will be more closely aligned with standardized processes and internal controls at the completion of the implementation. As of April 25, 2009, seven of the Company’s business units, representing approximately 80% of the Company’s revenues, had been converted to the new ERP system. It is currently estimated that over 90% of the Company’s revenue will be generated by business units converted to the new ERP platform by the end of fiscal 2010.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2009, under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2009, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d)	We have adopted a Code of Ethics that applies to our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is posted on our internet website at www.schoolspecialty.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on our internet website.

(e)	There were no material changes in fiscal 2009 to the procedures by which the Company’s shareholders may recommend nominees to the Company’s Board of Directors.

(f)	The Company has a separately-designated standing Audit Committee of its Board of Directors. The Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements. The Audit Committee currently consists of three members, including Mr. Trucksess (Chairman), Mr. Lay and Ms. Dout, each of whom is “independent” under the listing standards of the Nasdaq Stock Market. Mr. Trucksess, Mr. Lay and Ms. Dout have each been determined by the Board of Directors to be an “audit committee financial expert” for purposes of the SEC’s rules. The Audit Committee has adopted, and the Board of Directors has approved, a charter for the Audit Committee. The Audit Committee held six meetings in fiscal 2009.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2009, under the captions “Executive Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2009, under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation Discussion and Analysis,” which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2009, under the captions “Related Party Transactions” and “Corporate Governance,” which information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2009, under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements (See Part II, Item 8).

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 25, 2009 and April 26, 2008

Consolidated Statements of Operations for the fiscal years ended April 25, 2009, April 26, 2008 and April 28, 2007

Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 25, 2009, April 26, 2008 and April 28, 2007

Consolidated Statements of Cash Flows for the fiscal years ended April 25, 2009, April 26, 2008 and April 28, 2007

Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedule (See Exhibit 99.1).

Schedule for the fiscal years ended April 25, 2009, April 26, 2008 and April 28, 2007: Schedule II—Valuation and Qualifying Accounts.

(a)(3)    Exhibits.

See (b) below

(b)    Exhibits.

See the Exhibit Index, which is incorporated by reference herein

(c)    Financial Statements Excluded from Annual Report to Shareholders.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 2009.

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

Name	Title	Date

/s/ DAVID J. VANDER ZANDEN David J. Vander Zanden	Chief Executive Officer and Director (Principal Executive Officer)	June 24, 2009

/s/ DAVID N. VANDER PLOEG David N. Vander Ploeg	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 24, 2009

/s/ TERRY L. LAY Terry L. Lay	Chairman of the Board	June 24, 2009

/s/ JONATHAN J. LEDECKY Jonathan J. Ledecky	Director	June 24, 2009

/s/ EDWARD C. EMMA Edward C. Emma	Director	June 24, 2009

/s/ HERBERT A. TRUCKSESS, III Herbert A. Trucksess, III	Director	June 24, 2009

/s/ JACQUELINE F. WOODS Jacqueline F. Woods	Director	June 24, 2009

/s/ A. JACQUELINE DOUT A. Jacqueline Dout	Director	June 24, 2009

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Articles of Incorporation of School Specialty, Inc., incorporated herein by reference to Appendix B of the School Specialty, Inc. definitive Proxy Statement dated July 24, 2000.

3.2	Current Bylaws of School Specialty, Inc., as amended, incorporated herein by reference to Exhibit 3.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 25, 2008.

4.1	Indenture dated as of July 18, 2003 between the Company and BNY Midwest Trust Company as Trustee, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 26, 2003.

4.2	Amended & Restated Credit Agreement dated as of February 1, 2006 among School Specialty, Inc. and the guarantors and lenders named therein.

4.3	Amended and Restated Security Agreement dated as of February 1, 2006 given by School Specialty, Inc. and the other grantors named therein and Bank of America, N.A. as Collateral Agent, incorporated herein by reference to Exhibit 4.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

4.4	Pledge Agreement dated February 1, 2006 given by School Specialty, Inc. and the other pledgors named therein to Bank of America, N.A. as Collateral Agent, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

4.5	Consent dated June 5, 2006 to the Amended & Restated Credit Agreement dated as of February 1, 2006 (Exhibit 4.2), incorporated herein by reference to Exhibit 4.1 of School Specialty Inc.’s Quarterly Report on Form 10-Q for the period ended July 29, 2006.

4.6	Indenture by and between School Specialty, Inc. and The Bank of New York Trust Company, N.A. dated as of November 22, 2006, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Current Report on Form 8-K dated November 22, 2006.

4.7	First Amendment dated December 3, 2007, to the Amended & Restated Credit Agreement dated as of February 1, 2006 among School Specialty, Inc. and the guarantors and lenders named therein, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 26, 2008.

4.8	Certain other long-term debt as described in the Notes to Consolidated Financial Statements. School Specialty, Inc. agrees to furnish the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in the Notes to Consolidated Financial Statements and not filed herewith.

10.1*	Employment Agreement dated November 5, 2002, effective September 1, 2002, between David J. Vander Zanden and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.2*	Employment agreement dated July 11, 2005 between Gregory Cessna and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 29, 2006.

10.3*	Employment agreement dated December 6, 2005 between Steven Korte and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 29, 2006.

Exhibit Number	Document Description
10.4*	Employment agreement dated March 15, 2007 between Thomas M. Slagle and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K filed March 15, 2007.

10.5*	Employment agreement dated April 21, 2008 between David Vander Ploeg and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated April 16, 2008.

10.6*	Amended and Restated 1998 Stock Incentive Plan, amended as of May 5, 2008, incorporated herein by reference to Exhibit 10.6 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 26, 2008.

10.7*	Amended and Restated 2002 Stock Incentive Plan, amended as of May 5, 2008, incorporated herein by reference to Exhibit 10.7 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 26, 2008.

10.8*	Amended and Restated School Specialty, Inc. Incentive Bonus Plan, amended as of June 13, 2007, incorporated by reference to Appendix A of School Specialty, Inc.’s Proxy Statement on Schedule 14A for the 2007 Annual Meeting filed on July 24, 2007.

10.9*	School Specialty, Inc. 2008 Equity Incentive Plan, incorporated herein by reference to Appendix A to the Company’s Proxy Statement in Schedule 14A for the Company’s 2008 Annual Meeting filed on July 10, 2008.

10.10*	Form of non-employee Director non-vested stock unit (NSU) agreement under the Amended and Restated School Specialty, Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 26, 2008.

10.11*	Amendment to Employment Agreement for David J. Vander Zanden, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

10.12*	Amendment to Employment Agreement for Thomas M. Slagle, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

10.13*	Amendment to Employment Agreement for David N. Vander Ploeg, incorporated herein by reference to Exhibit 10.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

10.14*	Amendment to Employment Agreement for Steven F. Korte, incorporated herein by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

10.15*	Amendment to Employment Agreement of Gregory D. Cessna, incorporated herein by reference to Exhibit 10.5 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

10.16	Agreement between School Specialty, Inc. and MSD Capital, L.P., dated as of April 11, 2006, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated April 11, 2006.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

Exhibit Number	Document Description
21.1	Subsidiaries of School Specialty, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

99.1	Schedule II—Valuation and Qualifying Accounts.

*	Management contract or compensatory plan or arrangement.