Form 10-Q
period 2009-07-25
SCHOOL SPECIALTY INC
filed 2009-08-24
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 25, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 24, 2009
Common Stock, $0.001 par value	18,835,557

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 25, 2009

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

		(As Adjusted, From Audited Statements, See Note 9)	(As Adjusted, See Note 9)
	July 25, 2009	April 25, 2009	July 26, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,867	$1,871	$5,672
Accounts receivable, less allowance for doubtful accounts of $4,960, $4,332 and $5,247, respectively	237,942	103,683	241,100
Inventories	167,921	127,108	170,784
Deferred catalog costs	9,816	15,537	11,812
Prepaid expenses and other current assets	15,037	17,347	14,869
Refundable income taxes	—	1,566	—
Deferred taxes	9,805	9,805	16,921

Total current assets	444,388	276,917	461,158
Property, plant and equipment, net	69,060	70,183	75,198
Goodwill	539,109	532,318	543,696
Intangible assets, net	165,505	168,082	174,621
Development costs and other	27,632	27,551	28,723

Total assets	$1,245,694	$1,075,051	$1,283,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities—long-term debt	$128,354	$127,071	$123,369
Accounts payable	131,280	56,786	113,467
Accrued compensation	12,871	12,821	15,523
Deferred revenue	5,777	4,254	8,018
Accrued income taxes	12,502	—	10,201
Other accrued liabilities	37,286	28,231	44,462

Total current liabilities	328,070	229,163	315,040
Long-term debt—less current maturities	275,902	244,586	344,944
Deferred taxes	63,982	60,025	64,686
Other liabilities	913	913	1,080

Total liabilities	668,867	534,687	725,750

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,255,767, 24,243,438 and 24,194,468 shares issued, respectively	24	24	24
Capital paid-in excess of par value	462,287	461,234	457,858
Treasury stock, at cost—5,420,210, 5,420,210 and 5,420,210 shares, respectively	(186,637)	(186,637)	(186,637)
Accumulated other comprehensive income	17,785	10,804	25,241
Retained earnings	283,368	254,939	261,160

Total shareholders’ equity	576,827	540,364	557,646

Total liabilities and shareholders’ equity	$1,245,694	$1,075,051	$1,283,396

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
		(As Adjusted, See Note 9)
	July 25, 2009	July 26, 2008
Revenues	$330,367	$378,794
Cost of revenues	187,576	214,792

Gross profit	142,791	164,002
Selling, general and administrative expenses	88,252	101,017

Operating income	54,539	62,985

Other (income) expense:
Interest expense	7,560	7,809
Interest income	(10)	(79)
Other	—	555

Income before provision for income taxes	46,989	54,700
Provision for income taxes	18,560	21,350

Net income	28,429	33,350

Weighted average shares outstanding:
Basic	18,829	18,840
Diluted	18,876	19,107

Basic earnings per share of common stock:
Earnings from continuing operations	$1.51	$1.77

Total	$1.51	$1.77

Diluted earnings per share of common stock:
Earnings from continuing operations	$1.51	$1.75

Total	$1.51	$1.75

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Three Months Ended
	July 25, 2009	(As Adjusted, See Note 9) July 26, 2008
Cash flows from operating activities:
Net income	$28,429	$33,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	6,762	6,265
Amortization of development costs	1,831	1,773
Amortization of debt fees and other	520	510
Share-based compensation expense	1,273	1,610
Deferred taxes	3,661	3,429
Loss on disposal of property, plant and equipment	—	1
Non-cash convertible debt deferred financing costs	3,166	2,916
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	(134,156)	(163,527)
Inventories	(40,582)	(21,261)
Deferred catalog costs	5,721	3,033
Prepaid expenses and other current assets	3,802	12,034
Accounts payable	74,259	49,184
Accrued liabilities	22,978	25,541

Net cash used in operating activities	(22,336)	(45,142)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,946)	(2,120)
Proceeds from business dispositions	200	1,742
Investment in product development costs	(2,194)	(1,780)
Proceeds from disposal of property, plant and equipment	—	45

Net cash used in investing activities	(4,940)	(2,113)

Cash flows from financing activities:
Proceeds from bank borrowings	109,800	202,900
Repayment of debt and capital leases	(80,365)	(143,054)
Purchase of treasury stock	—	(15,250)
Payment of debt fees and other	(238)	—
Proceeds from exercise of stock options	75	2,471
Excess income tax benefit from exercise of stock options	—	1,826

Net cash provided by financing activities	29,272	48,893

Net increase in cash and cash equivalents	1,996	1,638
Cash and cash equivalents, beginning of period	1,871	4,034

Cash and cash equivalents, end of period	$3,867	$5,672

Supplemental disclosures of cash flow information:
Interest paid	$4,429	$5,589
Income taxes paid	$893	$822

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at April 25, 2009 has been derived from School Specialty Inc.’s (“School Specialty” or the “Company”) audited financial statements for the fiscal year ended April 25, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 25, 2009.

Amounts reported in Note 12 – Segment Information, have been reclassified to conform to the changes in the management and reporting structure of the Company made during the fourth quarter of fiscal 2009. The change in the Company’s operating segments is a result of changes within the organizational management of the business, efficiencies obtained within the organization, and how the Chief Operating Decision Maker reviews results of the business on a monthly and quarterly basis.

As of the beginning of fiscal 2010, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The adoption of FSP APB 14-1 required an adjustment of convertible debt, deferred taxes, equity and interest expense. The adoption of FSP APB 14-1 required the Company to adjust previously disclosed condensed consolidated financial statements. As such, certain prior period amounts have been adjusted in the unaudited condensed consolidated financial statements to conform to the current period presentation. (See Note 9 of Notes to Condensed Consolidated Financial Statements.)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the first quarter of fiscal 2010, and its application had no impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 24, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. SFAS No. 168 prescribes the Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the second quarter of fiscal 2010, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending October 24, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In April 2009 the FASB issued FSP 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about the fair value of financial instruments in interim reporting periods, which had only been required to be disclosed annually in the past. FSP FAS 107-1 and APB 28-1were effective for the Company at the beginning of fiscal 2010 (April 26, 2009). FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. SFAS No. 161 does not change the accounting treatment for derivative instruments and was effective for us at the beginning of fiscal 2010 (April 26, 2009). SFAS No. 161 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also states that acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. SFAS No. 141(R) was effective for the Company at the beginning of fiscal 2010 (April 26, 2009). SFAS No. 141(R) did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 is intended to modify FAS 141(R), Business Combinations, by requiring that assets and liabilities of contractual and noncontractual contingencies be recognized at fair value if the fair value can be reasonably determined during the measurement period. FSP 141(R)-1 was effective for the Company at the beginning of fiscal 2010 (April 26, 2009). FSP 141(R)-1 applies prospectively to business combinations completed by the Company on or after that date. FSP 141(R)-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other accounting principles generally accepted in the United States. FSP 142-3 was effective for the Company at the beginning of fiscal 2010 (April 26, 2009). FSP 142-3 applies prospectively to intangible assets acquired on or after that date. FSP 142-3 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 was effective for the Company at the beginning of fiscal 2010 (April 26, 2009). The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at July 25, 2009, April 25, 2009 and July 26, 2008, was $913, $913 and $1,080, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

NOTE 4 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in condensed consoliated shareholders’ equity during the three months ended July 25, 2009 and July 26, 2008 were as follows:

Shareholders’ equity balance at April 25, 2009 (As Adjusted, See Note 9)	$540,364
Net income	28,429
Share-based compensation expense	1,273
Issuance of common stock upon exercises of stock options, net	75
Income tax deficiency from stock options	(295)
Foreign currency translation adjustment	6,981

Shareholders’ equity balance at July 25, 2009	$576,827

Shareholders’ equity balance at April 26, 2008 (As Adjusted, See Note 9)	$529,584
Net income	33,350
Share-based compensation expense	1,610
Issuance of common stock upon exercises of stock options, net	2,471
Tax benefit from stock option	5,798
Purchase of treasury shares	(15,250)
Foreign currency translation adjustment	83

Shareholders’ equity balance at July 26, 2008	$557,646

Comprehensive income for the periods presented in the condensed consolidated statement of operations was as follows:

	For the Three Months Ended
	July 25, 2009	(As Adjusted, See Note 9) July 26, 2008
Net income	$28,429	$33,350
Foreign currency translation adjustment	6,981	83

Total comprehensive income	$35,410	$33,433

NOTE 5 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended July 25, 2009:
Basic EPS	$28,429	18,829	$1.51

Effect of dilutive stock options	—	9
Effect of dilutive non-vested stock units	—	38

Diluted EPS	$28,429	18,876	$1.51

Three months ended July 26, 2008: (As Adjusted, See Note 9)
Basic EPS	$33,350	18,840	$1.77

Effect of dilutive stock options	—	251
Effect of dilutive non-vested stock units	—	16

Diluted EPS	$33,350	19,107	$1.75

The Company had additional stock options outstanding of 1,524 and 1,344 during the three months ended July 25, 2009 and July 26, 2008, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

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

NOTE 6 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has three share-based employee compensation plans under which awards were outstanding as of July 25, 2009. On June 10, 1998, the Company’s Board of Directors approved the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), on August 27, 2002 the Company’s Board of Directors approved the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and on June 24, 2008, the Company’s Board of Directors approved the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All three plans have been approved by the Company’s shareholders. The purpose of the plans is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008. Under the 2002 Plan the maximum number of equity awards available for grant is 1,500 shares. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

A summary of option activity during the three months ended July 25, 2009 follows:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 25, 2009	1,630	$32.87	1,067	$32.29
Granted	313	20.29
Exercised	(8)	15.00
Canceled	(96)	34.99

Balance at July 25, 2009	1,839	$30.71	1,041	$32.19

The following tables detail supplemental information regarding stock options outstanding at July 25, 2009:

	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Options outstanding	6.60 years	$754
Options vested and expected to vest	6.48 years	719
Options exercisable	4.99 years	453

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price
$16.06 - $24.10	597	6.46	$20.16	247	$20.28
$24.11 - $31.58	267	7.57	30.37	136	30.05
$31.59 - $36.82	577	6.46	36.23	410	36.12
$36.83 - $59.84	398	6.35	38.75	248	38.73

	1,839	6.60	$30.71	1,041	$32.19

Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one-hundred percent (cumulative) after the third year. Prior to fiscal 2009, the Company issued new shares of common stock to settle shares due upon option exercise. For the three months ended July 25, 2009, approximately 6 new shares were issued upon the exercise of stock options, 2 shares were tendered for exercise, and no shares were surrendered to satisfy employee tax liabilities.

During each of the first quarters of fiscal 2010 and 2009, the Company granted 78 non-vested stock unit (“NSU”) awards to members of the Company’s management under the 2008 Plan and 2002 Plan, respectively. The NSUs are performance-based and vest at the end of a three-year cycle and will result in an issuance of shares of the Company’s common stock if targeted metrics are achieved at a threshold level or above. The NSUs will be settled in shares of Company common stock with actual shares awarded ranging from 80% of the target number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The approximate fair value of awards granted during the three months ended July 25, 2009 and

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

July 26, 2008 is $1,590 and $2,404, respectively, provided the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to performance-based NSU awards on a straight-line basis over the vesting period adjusted for changes in the expected level of performance. During the three months ended July 25, 2009 and July 26, 2008, the Company recognized $244 ($149 net of tax) and $406 ($248 net of tax) of expense related to performance-based NSU awards, respectively.

During each of the first quarters of fiscal 2010 and 2009, the Company granted 7 time-based NSU awards to non-employee directors of the Company with an approximate fair value of $146 and $203, respectively. The awards vest one year from the date of grant and the Company is recognizing share-based compensation expense related to time-based NSU awards on a straight-line basis over the vesting period. During the three months ended July 25, 2009 and July 26, 2008, the Company recognized $46 ($28 net of tax) and $51 ($31 net of tax) of expense related to time-based NSU awards, respectively.

During the three months ended July 25, 2009 and July 26, 2008, the Company recognized $1,273 ($983 related to stock options and $290 related to NSU awards) and $1,610 ($1,153 related to stock options and $457 related to NSU awards), respectively, in share-based compensation expense, which is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The income tax benefit recognized related to share-based compensation expense was $502 and $582 for the three months ended July 25, 2009 and July 26, 2008, respectively. The Company recognizes share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards. During the three months ended July 25, 2009 and July 26, 2008, total unrecognized share-based compensation expense related to stock options was $6,832 and $8,929, net of estimated forfeitures, and total unrecognized share-based compensation expense related to NSUs was $2,041 and $3,840, which the Company expects to recognize over a weighted average period of approximately 2.6 years.

The weighted average fair value of options granted during the three months ended July 25, 2009 and July 26, 2008 was $7.26 and $9.81, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended
	July 25, 2009	July 26, 2008
Average-risk free interest rate	2.89%	3.50%
Expected volatility	33.11%	26.86%
Expected term	5.5 years	5.5 years

	For the Three Months Ended
	July 25, 2009	July 26, 2008
Total intrinsic value of stock options exercised	$34	$15,007
Cash received from stock option exercises	$75	$2,471
Income tax (deficiency)/benefit from stock options	$(295)	$5,798

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

July 25, 2009	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,077	$(16,227)	$19,850
Publishing rights (15 to 25 years)	106,510	(19,078)	87,432
Non-compete agreements (3.5 to 10 years)	7,110	(5,235)	1,875
Tradenames and trademarks (10 to 30 years)	3,024	(708)	2,316
Order backlog and other (less than 1 to 13 years)	2,634	(1,364)	1,270
License agreement (10 years)	12,700	(635)	12,065

Total amortizable intangible assets	168,055	(43,247)	124,808

Non-amortizable intangible assets:
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	40,697	—	40,697

Total intangible assets	$208,752	$(43,247)	$165,505

April 25, 2009	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$35,837	$(15,553)	$20,284
Publishing rights (15 to 25 years)	106,510	(17,898)	88,612
Non-compete agreements (3.5 to 10 years)	7,110	(5,021)	2,089
Tradenames and trademarks (10 to 30 years)	3,024	(667)	2,357
Order backlog and other (less than 1 to 13 years)	2,634	(1,291)	1,343

Total amortizable intangible assets	155,115	(40,430)	114,685

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$208,512	$(40,430)	$168,082

July 26, 2008	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,238	$(13,971)	$22,267
Publishing rights (15 to 25 years)	106,510	(14,359)	92,151
Non-compete agreements (3.5 to 10 years)	7,504	(4,770)	2,734
Tradenames and trademarks (10 to 30 years)	3,024	(548)	2,476
Order backlog and other (less than 1 to 13 years)	3,221	(1,625)	1,596

Total amortizable intangible assets	156,497	(35,273)	121,224
Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$209,894	$(35,273)	$174,621

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

During the first quarter of fiscal 2010, the Company reclassified the $12,700 perpetual license agreement from a non-amortizable asset to an amortizable asset. The Company anticipates the content related to this license agreement will be de-emphasized over the next ten years as the Company’s long-term strategy is to develop and/or acquire replacement content. Based on these factors, the Company has begun to amortize this intangible asset over a 10 year period in amounts consistent with the expected revenue curve.

Intangible amortization expense included in selling, general and administrative expense for the three months ended July 25, 2009 and July 26, 2008 was $2,720 and $2,151, respectively.

Intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2010 is estimated to be:

Fiscal 2010 (nine months remaining)	$7,511
Fiscal 2011	9,830
Fiscal 2012	9,474
Fiscal 2013	8,918
Fiscal 2014	8,637
Fiscal 2015	8,445

The following information presents changes to goodwill during the period beginning July 26, 2008 through July 25, 2009:

Segment	Balance at July 26, 2008	Fiscal 2009 Acquisitions	Adjustments	Balance at April 25, 2009	Fiscal 2010 Acquisitions	Adjustments	Balance at July 25, 2009
Publishing	$279,149	$—	$(11,378)	$267,771	$—	$6,791	$274,562
Educational Resources	264,547	—	—	264,547	—	—	264,547

Total	$543,696	$—	$(11,378)	$532,318	$—	$6,791	$539,109

The Publishing segment adjustments during the period July 26, 2008 to April 25, 2009 and from April 25, 2009 to July 25, 2009 are comprised of foreign currency translation.

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

During fiscal 2009, the Company experienced a decline in its market capitalization. As of May 1, 2009, the market capitalization was $336,743, compared to the Company’s book value of $496,800 on that date. During the first quarter of fiscal 2010, the Company’s market capitalization increased by $57,673 to $394,416. FASB Statement No. 142 requires the performance of an interim goodwill impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. After evaluating the movement in its stock price over the past quarter, along with the first quarter operating performance, cash flow performance and industry outlook, the Company did not believe any events over the course of the quarter would require a reconsideration of these impairment testing results.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	July 25, 2009	April 25, 2009	July 26, 2008
Land	$158	$502	$502
Projects in progress	8,064	6,833	3,542
Buildings and leasehold improvements	31,158	31,605	33,338
Furniture, fixtures and other	97,233	95,506	96,918
Machinery and warehouse equipment	42,485	42,676	44,176

Total property, plant and equipment	179,098	177,122	178,476
Less: Accumulated depreciation	(110,038)	(106,939)	(103,278)

Net property, plant and equipment	$69,060	$70,183	$75,198

Depreciation expense for the three months ended July 25, 2009 and July 26, 2008 was $4,042 and $4,114, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 9 – ADOPTION OF FSP APB 14-1

As discussed in Note 1, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), effective April 26, 2009, which required retrospective application. This standard requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has two currently outstanding convertible debt instruments that are impacted by FSP APB 14-1. The new standard requires that a fair value be assigned to the equity conversion option of the Company’s $133,000, 3.75% convertible subordinated notes and the Company’s $200,000, 3.75% convertible subordinated debentures (the “Convertible Notes”) as of July 14, 2003 and November 22, 2006 respectively, the date of issuance of the Convertible Notes. This change results in a corresponding decrease in the value assigned to the debt portion of the instruments.

The value assigned to the debt portion of the Convertible Notes was determined based on market interest rates for similar debt instruments without the conversion feature as of the respective July 14, 2003 and November 22, 2006 issuance dates of the Convertible Notes. The difference in market interest rates versus the coupon rates on the Convertible Notes results in non-cash interest that is amortized into interest expense over the expected term of the Convertible Notes. For purposes of the valuation, the Company used an expected term of seven years for the Convertible Notes issued on July 14, 2003 and an expected term of five years for the Convertible Notes issued on November 22, 2006.

The seven year anniversary will occur on July 30, 2010 for the $133,000 convertible subordinate notes and the five year anniversary will occur on November 30, 2011 for the $200,000 convertible subordinate notes.

The following tables reflect the Company’s previously reported amounts, along with the adjusted amounts after adoption.

(In thousands, except per share)	As Reported	As Adjusted	Effect of Change
Condensed Consolidated Statement of Operations (Unaudited)
Three Months Ended July 26, 2008
Interest expense	$4,893	$7,809	$2,916
Income before provision for income taxes	57,616	54,700	(2,916)
Provision for income taxes	22,470	21,350	(1,120)
Net income	35,146	33,350	(1,796)

Earnings per Share of Common Stock:
Basic	$1.87	$1.77	$(0.10)
Diluted	1.84	1.75	(0.09)

Condensed Consolidated Balance Sheet (Unaudited)
As of April 25, 2009
Current maturities – long-term debt	$133,682	$127,071	$(6,611)
Long-term debt – less current maturities	266,229	244,586	(21,643)
Net deferred tax liability	65,450	50,220	(15,230)
Captial paid-in-excess of par value	393,328	461,234	67,906
Retained earnings	279,361	254,939	(24,422)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(In thousands, except per share)	As Reported	As Adjusted	Effect of Change
Condensed Consolidated Balance Sheet (Unaudited)
As of July 26, 2008
Current maturities—long-term debt	$133,644	$123,369	$(10,275)
Long-term debt—less current maturities	372,040	344,944	(27,096)
Net deferred tax liability	59,494	47,765	(11,729)
Captial paid-in-excess of par value	389,952	457,858	67,906
Retained earnings	279,966	261,160	(18,806)

The following table provides additional information about the Company’s convertible debt instruments that may be settled for cash.

	As of July 25, 2009		As of April 25, 2009
($ and shares in thousands, except conversion prices)	$133 million note	$200 million note	$133 million note	$200 million note
Carrying amount of the equity component	$29,854	$38,052	$29,854	$38,052
Principal amount of the liability component	133,000	200,000	133,000	200,000
Unamortized discount of liability component	5,341	19,747	6,611	21,643
Net carrying amount of liability component	127,659	180,253	126,389	178,357
Remaining amortization period of discount	12 months	28 months	15 months	31 months
Conversion price	$40.00	$51.39	$40.00	$51.39
Number of shares to be issued upon conversion	3,325	3,892	3,325	3,892
Effective interest rate on liability component	8.0%	8.5%	8.0%	8.5%

The following table presents the associated interest cost related to the Company’s convertible debt instruments that may be settled for cash, which consists of both the contractual interest coupon and amortization of the discount on the liability component.

	$133 million note		$200 million note
(in thousands)	Three Months Ended July 25, 2009	Three Months Ended July 26, 2008	Three Months Ended July 25, 2009	Three Months Ended July 26, 2008
Non-cash interest cost (a)	$1,270	$1,174	$1,896	$1,742
Cash interest cost	1,243	1,243	1,870	1,870

(a)	Amounts represent the impact of adoption of FSP APB 14-1 on interest expense for the three months ended July 25, 2009 and July 26, 2008, respectively. The related negative impact of adoption on diluted earnings per share for the three months ended July 25, 2009 and July 26, 2008 is $0.10 and $0.09.

The full year impact of the adjustment for the fiscal year ended April 25, 2009 reduced diluted earnings per share from $1.83 to $1.44.

NOTE 10 – DEBT

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement matures on February 1, 2011 and provides for a $350,000 revolving loan and an available $100,000 incremental term

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also pays a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at July 25, 2009. The effective interest rate under the credit facility for the first quarter of fiscal 2010 was 2.65%, which includes amortization of the loan origination fees of $88 and commitment fees on unborrowed funds of $146. The effective interest rate under the credit facility for the first quarter of fiscal 2009 was 4.48%, which includes amortization of the loan origination fees of $78 and commitment fees on unborrowed funds of $133. The revolving loan provides for a letter of credit sub-facility of up to $15,000, under which $2,800 was issued and outstanding as of July 25, 2009. As of July 25, 2009, April 25, 2009 and July 26, 2008, respectively, $81,500, $51,900 and $157,200 was outstanding on the revolving loan and reflected as non-currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. No borrowings have been made on the term loan since inception.

During 2003, the Company sold an aggregate principal amount of $133,000 of convertible subordinated notes due in 2023. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. The notes carry an annual coupon interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company may be required to make additional payments of interest. The notes became convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share during fiscal 2006 and are recorded as a current liability. Holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of July 25, 2009. The notes are currently redeemable at the option of the Company.

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

The estimated fair value of the Company’s $133,000 and $200,000 convertible subordinated notes at July 25, 2009 was approximately $127,680 and $171,000, respectively and the carrying value was $127,659 and $180,253, respectively. The estimated fair value was determined using Level 2 inputs as described in SFAS No. 157.

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

This two-step transaction was accounted for as a sale of receivables under the provision of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. At July 26, 2008, $50,000 was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from the accompanying consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, of $555 were included in other expenses in the accompanying condensed consolidated statement of operations for three months ended July 26, 2008. Supplemental information related to the accounts receivable securitization transactions is provided below. Proceeds under accounts receivable securitization and collections as servicer of receivables sold have been netted in the accompanying consolidated statements of cash flows under the caption, “Change in amounts sold under receivables securitization, net.”

Three Months Ended
July 26, 2008
Proceeds under accounts receivable securitization	$111,823
Collections as servicer of receivables sold	(111,823)

Retained interest in accounts receivable at end of period	$238,981
Cash flows from retained interests	108,358

NOTE 12 – SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Educational Resources and Publishing, which also constitute its reportable segments. The change in the Company’s operating segments, during the fourth quarter of fiscal 2009, was a result of changes within the organizational management of the business, efficiencies obtained within the organization, and how management reviews results of the business on a monthly and quarterly basis. The Company has restated the prior year numbers accordingly with the change in the Company’s operating segments. The Company operates principally in the United States, with limited segment operations in Canada. The Educational Resources segment offers products that include basic classroom supplies and office products, supplemental learning materials, physical education equipment, classroom technology, and furniture. The Publishing segment is a PreK-12 curriculum-based publisher of proprietary and non-proprietary products in the categories of science, reading and literacy, coordinated school health, and planning and student development. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies. Intercompany eliminations represent intercompany sales primarily from our Publishing segment to our Educational Resources segment, and the resulting profit recognized on such intercompany sales.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended
	July 25, 2009	(As Adjusted, See Note 9) July 26, 2008
Revenues:
Educational Resources	$224,943	$252,250
Publishing	106,345	126,828
Corporate and intercompany eliminations	(921)	(284)

Total	$330,367	$378,794

Operating income (loss) and income before taxes:
Educational Resources	$31,505	$30,099
Publishing	31,954	42,935
Corporate and intercompany eliminations	(8,920)	(10,049)

Operating income	54,539	62,985
Interest expense and other	7,550	8,285

Income before provision for income taxes	$46,989	$54,700

	July 25, 2009	July 26, 2008
Identifiable assets (as of quarter end):
Educational Resources	$562,615	$601,329
Publishing	596,521	632,683
Corporate assets	86,558	49,384

Total	$1,245,694	$1,283,396

	Three Months Ended
	July 25, 2009	July 26, 2008
Depreciation and amortization of intangible assets and development costs:
Educational Resources	$1,765	$1,782
Publishing	4,505	3,939
Corporate	2,323	2,317

Total	$8,593	$8,038

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$714	$253
Publishing	2,047	1,760
Corporate	2,379	1,887

Total	$5,140	$3,900

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

NOTE 14 – SUBSEQUENT EVENTS

On August 20, 2009, the Company announced the acquisition of AutoSkill International Inc., for $11,700, a leading education technology company that provides educators with reading and math intervention solutions for struggling students. In addition, the company announced it has signed a definitive agreement, subject to buyer financing, to divest its retail trade book business, School Specialty Publishing, to Carson-Dellosa Publishing, LLC. Under the agreement, School Specialty will combine its assets with those of Cookie Jar Education Inc. and will receive a 35 percent minority equity interest in Carson-Dellosa Publishing, LLC. The closing is expected to occur in the second quarter of fiscal 2010.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Quarterly Overview

School Specialty, the “Company”, is an education company that provides innovative and proprietary products, programs, and services to help educators engage and inspire students of all ages and abilities to learn. Through each of our leading brands, we design, develop, and provide preK-12 educators with the latest and very best curriculum, supplemental learning resources and classroom basics. Working in collaboration with educators, we reach beyond the scope of textbooks to help teachers, guidance counselors, and school administrators ensure that every student reaches his or her full potential.

Our business is subject to seasonal fluctuations. Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Due to variations in the timing of shipments within this season primarily as a result of changes or delays in the finalization of state education budgets, the Company views a year-over-year comparison of the first six months of the fiscal year to be a more meaningful analysis than year-over-year comparative results for quarterly periods on an individual basis.

During the first quarter of fiscal 2010, revenues decreased 12.8% over the first quarter of fiscal 2009. Both the Educational Resources segment and the Publishing segment experienced revenue declines in the quarter of 10.8% and 16.2% respectively. The revenue declines in both the Educational Resources and Publishing segments were attributable to the current macroeconomic conditions which have created uncertainty in the school districts related to state budget funding levels, which, in turn, has led to a cautious spending approach by our customers. Gross margin was 43.2% for the first quarter of fiscal 2010, down 10 basis points from the comparable quarter last year. This decline is related to an unfavorable product mix both between segments and within the Publishing segment which has more than offset gross margin improvements in our Educational Resources segment.

Selling, general and administrative expenses (“SG&A”) remained flat as a percentage of revenues in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. The Company has been able to keep SG&A flat as a percentage of sales despite the revenue decline due to its cost cutting initiatives primarily associated with the consolidation of operating activities. The Company’s current full-time staffing is down approximately 300 individuals as compared to last year’s first quarter.

Operating income was $54.5 million for the first quarter of fiscal 2010, a decrease of $8.4 million from the prior year quarter. Net income was $28.4 million in the first quarter of fiscal 2010, a decrease of $5.0 million from the prior year quarter.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues on a historical basis concerning the Company’s results of operations for the three months ended July 25, 2009 and July 26, 2008:

	Three Months Ended
	July 25, 2009	(As Adjusted, See Note 9) July 26, 2008
Revenues	100.0%	100.0%
Cost of revenues	56.8	56.7

Gross profit	43.2	43.3
Selling, general and administrative expenses	26.7	26.7

Operating income	16.5	16.6
Interest expense, net	2.3	2.1
Other expense	—	0.1

Income before provision for income taxes	14.2	14.4
Provision for income taxes	5.6	5.6

Earnings from continuing operations	8.6%	8.8%

Three Months Ended July 25, 2009 Compared to Three Months Ended July 26, 2008

Revenues

Revenues decreased 12.8% from $378.8 million for the three months ended July 26, 2008 to $330.4 million for the three months ended July 25, 2009.

Educational Resources segment revenue decreased 10.8% from $252.3 million for the three months ended July 26, 2008 to $224.9 million for the three months ended July 25, 2009. Both periods are comprised solely of sales to external parties. The decline in Educational Resources segment revenue was comprised of a decline of approximately $7 million in the administrative supplies category and a decline of approximately $20 million in the furniture and supplemental materials category, which are more discretionary in nature. These declines were most directly attributable to the ongoing weakened economic conditions which we believe have negatively impacted and delayed school purchasing decisions. This has been particularly noticeable in those states which have been more seriously affected by the economic decline, such as California, Florida, Illinois, and Michigan.

Publishing segment revenues decreased 16.2% from $126.8 million for the three months ended July 26, 2008 (which includes $0.5 million of intersegment revenues) to $106.3 million for the three months ended July 25, 2009 (which includes $1.1 million of intersegment revenues). Approximately $10 million of the decline in Publishing segment revenue was due to the decrease in state adoption revenue of the Company’s curriculum-based products, primarily in the state of California, which the Company had anticipated would occur. The remaining decrease was attributable to the impact that the downturn in the general economic conditions has had on school districts’ spending decisions.

Gross Profit

Gross profit decreased 12.9% from $164.0 million for the three months ended July 26, 2008 to $142.8 million for the three months ended July 25, 2009. The decrease in consolidated revenue resulted in $21.0 million of the decline in gross profit had consolidated gross margin remained constant. The remaining decline of $0.2 million was related to a decline in consolidated gross margin. Gross margin declined 10 basis points from 43.3% for the three months ended July 26, 2008 to 43.2% for the three months ended July 25, 2009. A shift in product mix between the Company’s segments accounted for approximately 20 basis points of gross margin decline in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. The Publishing segment, which generates higher gross margin, due to its curriculum-based products, than the Educational Resources segment, accounted for 32% of the consolidated revenue in the first quarter of fiscal 2010 compared to 34% of the consolidated revenue in the first quarter of fiscal 2009.

Educational Resources segment gross profit decreased $6.4 million from $89.1 million for the three months ended July 26, 2008 to $82.7 million for the three months ended July 25, 2009. The decrease in segment revenue resulted in a $9.6 million decline in gross profit had segment gross margin remained constant. The increase in gross margin of 150 basis points from 35.3% in the first quarter of fiscal 2009 to 36.8% in the first quarter of fiscal 2010 increased gross profit by $3.3 million. Approximately 100 basis points of the increase in gross margin is related to net price increases in excess of product cost increases as the segment executed on its initiative to better align its pricing structure with product costs. Lower direct transportation costs, related to decreases in fuel costs contributed another 30 basis points of gross margin improvement. The remaining increase in gross margin was due to a product mix shift towards more profitable products within the Educational Resources segment.

Publishing segment gross profit decreased $14.5 million from $74.0 million for the three months ended July 26, 2008 to $59.5 million for the three months ended July 25, 2009. The decrease in segment revenue resulted in a $12.0 million decline in gross profit had segment gross margin remained constant. The remaining decline of $2.5 million was related to a decline of 240 basis points in segment gross margin from 58.4% in the first quarter of fiscal 2009 to 56.0% in the first quarter of fiscal 2010. The majority of the decline, approximately 180 basis points, was due to unfavorable product mix within the segment, particularly the decline in adoption revenue of the higher margin curriculum-based products. Approximately 50 basis points of the decline in gross margin is related to product cost increases being passed on to the Company from its vendors.

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

As a percent of revenue, SG&A remained flat at 26.7% for the three months ended July 25, 2009 as compared to the three months ended July 26, 2008. SG&A decreased $12.7 million from $101.0 million in the first quarter of fiscal 2009 to $88.3 million in the first quarter of fiscal 2010. SG&A attributable to the Educational Resources and Publishing segments decreased a combined $11.3 million and Corporate SG&A decreased $1.5 million in the first quarter as compared to last year’s first quarter. The decrease in Corporate SG&A was related primarily to the lower compensation and benefit costs, including headcount reductions, associated with the Company’s cost reduction efforts.

Educational Resources segment SG&A decreased as a percent of revenues from 23.4% for the three months ended July 26, 2008 to 22.8% for the three months ended July 25, 2009. Educational Resources segment SG&A decreased $7.8 million, or 13.2%, from $59.0 million for the three months ended July 26, 2008 to $51.2 million for the three months ended July 25, 2009. The segment incurred $0.4 million of one-time charges related to cost savings initiatives and approximately $0.6 million of additional costs for marketing initiatives. The segment saw a decrease of approximately $2.9 million in its variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues. In addition, operational improvements in order fulfillment, along with decreased fuel costs, resulted in approximately $2.6 million of decreased warehouse and transportation costs. The remaining decline is related primarily to the compensation savings associated with the headcount reductions associated with operational consolidations and restructuring.

Publishing segment SG&A increased as a percent of revenues from 24.5% for the three months ended July 26, 2008 to 26.0% for the three months ended July 25, 2009. Publishing segment SG&A decreased $3.5 million, or 11.3%, from $31.1 million for the three months ended July 26, 2008 to $27.6 million for the three months ended July 25, 2009. The decrease in Publishing segment SG&A was largely due to a $2.4 million decrease in its variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues. The segment also saw a decrease of $0.8 million in its marketing initiatives as well as $0.2 million compensation savings associated with headcount reductions. The increase in SG&A as a percentage of revenue is due to the base non-variable costs in comparison to decreased revenues.

Interest Expense

On April 26, 2009, the Company adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). Net interest expense including the impact of the adoption of FSP APB 14-1 was $7.6 million for the three months ended July 25, 2009 compared to $7.8 million for the three months ended July 26, 2008. The non-cash interest related to the adoption of FSP APB 14-1 was $3.2 million in the first quarter of fiscal 2010 as compared to $2.9 million in the first quarter of fiscal 2009, as adjusted for FSP APB 14-1.

Net interest expense excluding the adoption of FSP APB 14-1 decreased $0.5 million from $4.8 million for the three months ended July 26, 2008 to $4.3 million for the three months ended July 25, 2009. Approximately $0.4 million of the decrease in interest expense was due to a reduction in the overall effective borrowing rate of 4.05% in the first quarter of fiscal 2010 as compared to an effective borrowing rate of 4.51% in the first quarter of fiscal 2009. The remaining decrease was related primarily to a reduction of approximately $13 million in average outstanding borrowings in the first quarter of fiscal 2010.

Other Expense

Other expense, which consisted of the discount and loss on the accounts receivable securitization, was zero in the first quarter of fiscal 2010, compared to $0.6 million in the first quarter of fiscal 2009. This decrease was due to the non-renewal of the Company’s securitization facility, which expired on January 28, 2009.

Provision for Income Taxes

Provision for income taxes decreased $2.8 million due to lower pre-tax income. The effective income tax rate increased 50 basis points from 39.0% for the three months ended July 26, 2008 to 39.5% for the three months ended July 25, 2009.

The effective income tax rate of 39.5% exceeds the federal statutory rate of 35% primarily due to foreign income that is taxed at higher rates than domestic income along with state taxes.

Liquidity and Capital Resources

At July 25, 2009, we had working capital of $116.3 million. Our capitalization at July 25, 2009 was $981.1 million and consisted of total debt of $404.3 million and shareholders’ equity of $576.8 million.

Our credit facility matures on February 1, 2011 and provides for $350.0 million of revolving loan availability and $100.0 million incremental term loan availability. The amount outstanding as of July 25, 2009 under the revolving and incremental term loans was $81.5 million and $0, respectively. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. During the first quarter of fiscal 2010, we borrowed under our credit facility primarily to meet seasonal working capital requirements. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital requirements of our peak selling season. As of July 25, 2009, our effective interest rate on borrowings under our credit facility was approximately 1.3%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During the three months ended July 25, 2009, we paid commitment fees on unborrowed funds under the credit facility of $0.1 million and amortized loan origination fee costs of $0.1 million related to the credit facility. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures and places certain limitations on our ability to repurchase our common stock. The Company was in compliance with these covenants and restrictions at July 25, 2009.

While we will continue to monitor our expected ability to remain in compliance with these covenants through the remainder of fiscal 2010, we expect to remain in compliance with these covenants based on our projected financial results for fiscal 2010 and the additional action items available to us. If we are unable to meet these covenants, our ability to access available lines of credit could be limited, our liquidity could be adversely affected and our debt obligations could be accelerated. These circumstances could have a material adverse effect on our future results of operations, financial position and liquidity.

Our $133.0 million, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. The notes are recorded as a current liability. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. Holders may require the Company to repurchase the notes for cash on August 1, 2010, 2013 and 2018. The Company’s credit facility places certain restrictions on the Company’s repurchase of these notes. No notes have been converted into cash or shares of common stock as of July 25, 2009. The notes are currently redeemable at the option of the Company.

In November 2006, we sold $200.0 million of convertible subordinated debentures due 2026. The debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. In connection with any such conversion, we will deliver cash equal to the lesser of the aggregate principal amount of debentures to be converted and our total conversion obligation, and will deliver, at our option, cash or shares of our common stock in respect of the remainder, if any, of our conversion obligation. The initial conversion rate is 19.4574 shares per $1,000 principal amount of debentures, which represents an initial conversion price of approximately $51.39 per share. The debentures are redeemable at our option on or after November 30, 2011. On November 30, 2011, 2016 and 2021 and upon the occurrence of certain circumstances, holders will have the right to require us to repurchase all or some of the debentures. The Company’s credit facility places certain restrictions on the Company’s repurchase of these notes. We used a portion of the proceeds to repurchase approximately 1.1 million shares of our common stock at a cost of $40.0 million. The remaining proceeds were used to pay down a portion of our existing debt under the credit facility.

Net cash used in operating activities improved $22.8 million to $22.3 million in the first quarter of fiscal 2010 as compared to $45.1 million used in the first quarter of fiscal 2009. The net use of cash in operating activities during the first quarter is indicative of the highly seasonal nature of our business, with the majority of purchases and other operating cash outflows occurring in the first and second quarters of the fiscal year and the majority of cash receipts occurring in the second and third quarters of the fiscal year. The decrease in cash used in operating activities between years is due to working capital improvements, primarily in the Company’s collections of accounts receivable in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.

Net cash used in investing activities increased $2.8 million to $4.9 million in the first quarter of fiscal 2010 as compared to $2.1 million for the first quarter of fiscal 2009. In the first quarter of fiscal 2009, the Company received $1.7 million attributable to the notes received as part of the School Specialty Media sale. After adjusting for the $1.7 million received in last years first quarter for these note receivables, net cash used in investing activities increased $1.1 million. Additions to property, plant and equipment increased $0.8 million from the first quarter of fiscal 2009 to $2.9 million in the first quarter of fiscal 2010, primarily as a result of increased spending related to the implementation of our ERP system. Product development spending increased by $0.4 million in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. This increase is attributable to the Company’s ongoing investment in the development of curriculum-based products.

Net cash provided by financing activities decreased $19.6 million from $48.9 million in the first quarter of fiscal 2009 to $29.3 million in the first quarter of fiscal 2010. The net cash provided by financing activities was primarily used to fund seasonal working capital needs. In the first quarter of fiscal 2009, the Company repurchased $15.3 million of its common stock. There were no stock repurchases in the first quarter of fiscal 2010.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the foreseeable future.

Off Balance Sheet Arrangements

Our accounts receivable securitization facility expired on January 28, 2009 and the Company elected to not renew the agreement due to the significant cost increases in accounts receivable asset-backed securities markets compared to the costs of other sources of liquidity available to the Company. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the three months ended July 26, 2008 was $0.6 million. These costs are included in other expenses in our consolidated statements of operations.

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

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by us or on our behalf, in this Quarterly Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 25, 2009.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended April 25, 2009.

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

There have been no material changes in litigation matters subject to the Company in the first quarter of fiscal 2010.

ITEM 1A.	Risk Factors

The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in the fiscal 2009 Annual Report on Form 10-K.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	On August 18, 2009, we held our Annual Meeting of Shareholders.

(b)	Not applicable.

(c)	The Annual Meeting of Shareholders was held to:

(1)	Elect two directors to serve until the 2012 Annual Meeting of Shareholders as Class II directors;

(2)	Approve an amendment to the Company’s Articles of Incorporation with respect to shareholder election of directors appointed to fill Board vacancies, and

(3)	Ratify the appointment of Deloitte & Touche LLP as School Specialty’s independent registered public accounting firm for fiscal 2010.

The results of these proposals, which were voted upon at the Annual Meeting, are as follows:

(1) Election of Class II Directors
	For	Withheld
(1) David J. Vander Zanden	16,111,822	171,326

(2) Jacqueline F. Woods	16,112,033	171,115

(2) Approval of amendment to the Company’s Articles of Incorporation	For	Against	Abstain
	16,207,957	70,445	4,746

(3) Ratification of Independent Registered Public Accounting Firm	For	Against	Abstain
	16,143,076	124,633	15,437

(d)	Not applicable.

ITEM 6.	Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

August 24, 2009	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
Chief Executive Officer
(Principal Executive Officer)

August 24, 2009	/s/ David N. Vander Ploeg
Date	David N. Vander Ploeg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Consent and Second Amendment dated June 10, 2009, to the Amended & Restated Credit Agreement dated as of February 1, 2006 among School Specialty, Inc. and the guarantors and lenders named therein.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.