Form 10-Q
period 2009-10-24
SCHOOL SPECIALTY INC
filed 2009-11-30
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 24, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2009
Common Stock, $0.001 par value	18,845,468

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 24, 2009

		Page Number
PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at October 24, 2009, April 25, 2009 and October 25, 2008	1

	Condensed Consolidated Statements of Operations for the Three Months Ended October 24, 2009 and October 25, 2008 and for the Six Months Ended October 24, 2009 and October 25, 2008	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 24, 2009 and October 25, 2008	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4.	CONTROLS AND PROCEDURES	28

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	29

ITEM 1A.	RISK FACTORS	29

ITEM 6.	EXHIBITS	29

Index

PART I - FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	October 24, 2009	(As Adjusted, From Audited Statements, See Note 10) April 25, 2009	(As Adjusted, See Note 10) October 25, 2008
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,836	$1,871	$9,683
Accounts receivable, less allowance for doubtful accounts of $4,657, $4,332 and $5,109, respectively	192,633	103,683	192,809
Inventories	109,784	127,108	129,474
Deferred catalog costs	5,843	15,537	11,006
Prepaid expenses and other current assets	11,497	17,347	21,143
Refundable income taxes	—	1,566	—
Deferred taxes	9,805	9,805	16,275

Total current assets	338,398	276,917	380,390
Property, plant and equipment, net	68,331	70,183	71,841
Goodwill	545,222	532,318	530,300
Intangible assets, net	170,154	168,082	172,208
Development costs and other	28,760	27,551	28,160

Total assets	$1,150,865	$1,075,051	$1,182,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$129,663	$127,071	$124,576
Accounts payable	40,315	56,786	48,389
Accrued compensation	12,953	12,821	16,354
Deferred revenue	4,579	4,254	4,679
Accrued income taxes	21,380	—	22,021
Other accrued liabilities	32,634	28,231	37,127

Total current liabilities	241,524	229,163	253,146
Long-term debt - less current maturities	230,658	244,586	289,359
Deferred taxes	93,896	86,109	93,855
Other liabilities	913	913	794

Total liabilities	566,991	560,771	637,154

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,265,678; 24,243,438 and 24,206,938 shares issued, respectively	24	24	24
Capital paid-in excess of par value	436,923	435,150	432,657
Treasury stock, at cost 5,420,210; 5,420,210 and 5,420,210 shares, respectively	(186,637)	(186,637)	(186,637)
Accumulated other comprehensive income	20,599	10,804	8,116
Retained earnings	312,965	254,939	291,585

Total shareholders’ equity	583,874	514,280	545,745

Total liabilities and shareholders’ equity	$1,150,865	$1,075,051	$1,182,899

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
		(As Adjusted, See Note 10)		(As Adjusted, See Note 10)
	October 24, 2009	October 25, 2008	October 24, 2009	October 25, 2008
Revenue	$346,146	$390,306	$676,513	$769,100
Cost of revenue	203,041	231,189	390,617	445,981

Gross profit	143,105	159,117	285,896	323,119
Selling, general and administrative expenses	86,445	100,089	174,697	201,106

Operating income	56,660	59,028	111,199	122,013

Other (income) expense:
Interest expense	7,739	7,546	15,298	15,355
Interest income	—	(141)	(10)	(220)
Other	—	1,534	—	2,089

Income before provision for income taxes	48,921	50,089	95,911	104,789
Provision for income taxes	19,324	19,664	37,885	41,014

Net income	$29,597	$30,425	$58,026	$63,775

Weighted average shares outstanding:
Basic	18,837	18,785	18,833	18,813
Diluted	18,911	18,900	18,892	19,002

Net Income per Share:
Basic	1.57	1.62	3.08	3.39

Diluted	1.57	1.61	3.07	3.36

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Six Months Ended
		(As Adjusted, See Note 10)
	October 24, 2009	October 25, 2008
Cash flows from operating activities:
Net income	$58,026	$63,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	13,196	12,043
Amortization of development costs	3,514	3,502
Amortization of debt fees and other	1,055	1,019
Share-based compensation expense	2,159	2,389
Deferred taxes	7,452	7,160
Loss (gain) on disposal of property, plant and equipment	275	677
Non-cash convertible debt deferred financing costs	6,398	5,893
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Change in amounts sold under receivables securitization, net	—	—
Accounts receivable	(86,610)	(117,308)
Inventories	17,653	19,938
Deferred catalog costs	9,694	3,839
Prepaid expenses and other current assets	3,967	7,675
Accounts payable	(17,190)	(17,322)
Accrued liabilities	25,189	27,626

Net cash provided by operating activities	44,778	20,906

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(11,700)	—
Additions to property, plant and equipment	(6,364)	(5,115)
Proceeds from disposal of discontinued operations	500	2,235
Investment in product development costs	(4,436)	(4,055)
Proceeds from disposal of property, plant and equipment	2,083	109

Net cash used in investing activities	(19,917)	(6,826)

Cash flows from financing activities:
Proceeds from bank borrowings	283,700	441,600
Repayment of debt and capital leases	(301,433)	(439,109)
Purchase of treasury stock	—	(15,250)
Payment of debt fee and other	(238)	—
Proceeds from exercise of stock options	75	2,647
Excess income tax benefit from exercise of stock options	—	1,681

Net cash used in financing activities	(17,896)	(8,431)

Net increase in cash and cash equivalents	6,965	5,649
Cash and cash equivalents, beginning of period	1,871	4,034

Cash and cash equivalents, end of period	$8,836	$9,683

Supplemental disclosures of cash flow information:
Interest paid	$8,327	$9,430
Income taxes paid	$7,681	$4,877

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at April 25, 2009 has been derived from the Company’s audited financial statements for the fiscal year ended April 25, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 25, 2009.

Amounts previously reported in Note 14 – Segment Information, have been reclassified to conform to the changes in the management and reporting structure of the Company made during the fourth quarter of fiscal 2009. The change in the Company’s operating segments was a result of changes within the organizational management of the business, efficiencies obtained within the organization, and how the Chief Operating Decision Maker reviews results of the business on a monthly and quarterly basis.

In June 2009, the FASB issued guidance now codified as Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 105 “Generally Accepted Accounting Principles” (“FASB ASC Topic 105”), as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. The Codification was effective for the Company for the interim reporting period ending October 24, 2009. The Company adopted FASB ASC Topic 105 during the second quarter of fiscal 2010. FASB ASC Topic 105 did not have a material impact on the Company’s financial position, results of operations or cash flows.

As of the beginning of fiscal 2010, the Company adopted FASB ASC Topic 470-20, “Debt with Conversion and Other”. The adoption of FASB ASC Topic 470-20 required an adjustment of convertible debt, deferred taxes, equity, and interest expense. The adoption of FASB ASC Topic 470-20 required the Company to adjust previously disclosed condensed consolidated financial statements. As such, certain prior period amounts have been adjusted in the unaudited condensed consolidated financial statements to conform to the current period presentation. (See Note 10 of Notes to Condensed Consolidated Financial Statements.)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted FASB ASC Topic 855 during the first quarter of fiscal 2010, and its application had no impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 30, 2009.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at October 24, 2009, April 25, 2009 and October 25, 2008, was $913, $913 and $794, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any other material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

NOTE 4 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in condensed consolidated shareholders’ equity during the six months ended October 24, 2009 and October 25, 2008 were as follows:

Shareholders’ equity balance at April 25, 2009 (As Adjusted, See Note 10)	$514,280
Net income	58,026
Share-based compensation	2,159
Issuance of common stock in conjunction with stock option exercises	75
Income tax deficiency from stock options	(337)
Taxes payable on net settlement of stock options	(124)
Foreign currency translation adjustment	9,795

Shareholders’ equity balance at October 24, 2009	$583,874

Shareholders’ equity balance at April 26, 2008 (As Adjusted, See Note 10)	$503,500
Net income	63,775
Share-based compensation	2,389
Issuance of common stock in conjunction with stock option exercises	2,647
Tax benefit on option exercises	5,726
Purchase of treasury shares	(15,250)
Foreign currency translation adjustment	(17,042)

Shareholders’ equity balance at October 25, 2008	$545,745

Comprehensive income for the periods presented in the condensed consolidated statement of operations was as follows:

	For the Three Months Ended		For the Six Months Ended
		(As Adjusted, See Note 10)		(As Adjusted, See Note 10)
	October 24, 2009	October 25, 2008	October 24, 2009	October 25, 2008
Net income	$29,597	$30,425	$58,026	$63,775
Foreign currency translation adjustment	2,814	(17,125)	9,795	(17,042)

Total comprehensive income	$32,411	$13,300	$67,821	$46,733

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

NOTE 5 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended October 24, 2009:
Basic EPS	$29,597	18,837	$1.57

Effect of dilutive stock options	—	29
Effect of non-vested stock units	—	45

Diluted EPS	$29,597	18,911	$1.57

Three months ended October 25, 2008: (As Adjusted, See Note 10)
Basic EPS	$30,425	18,785	$1.62

Effect of dilutive stock options	—	100
Effect of non-vested stock units	—	15

Diluted EPS	$30,425	18,900	$1.61

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Six months ended October 24, 2009:
Basic EPS	$58,026	18,833	$3.08

Effect of dilutive stock options	—	18
Effect of non-vested stock units	—	41

Diluted EPS	$58,026	18,892	$3.07

Six months ended October 25, 2008: (As Adjusted, See Note 10)
Basic EPS	$63,775	18,813	$3.39

Effect of dilutive stock options	—	174
Effect of non-vested stock units	—	15

Diluted EPS	$63,775	19,002	$3.36

The Company had additional stock options outstanding of 1,602 and 1,559 during the three and six months ended October 24, 2009, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive. The Company had additional stock options outstanding of 1,396 and 1,370 during the three and six months ended October 25, 2008, that were not included in the computation of diluted EPS because they were anti-dilutive.

The $133,000, 3.75% convertible subordinated notes have no current impact on the Company’s denominator for computing diluted EPS because, although the notes are currently convertible, the average market price of the Company’s stock during the periods presented was less than the initial conversion price per share. See Note 11.

The $200,000, 3.75% convertible subordinated notes have no current impact on the Company’s denominator for computing diluted EPS because conditions under which the notes may be converted have not been satisfied. See Note 11.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

NOTE 6 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has three share-based employee compensation plans under which awards were outstanding as of October 24, 2009. On June 10, 1998, the Company’s Board of Directors approved the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), on August 27, 2002 the Company’s Board of Directors approved the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and on June 24, 2008, the Company’s Board of Directors approved the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All plans have been approved by the Company’s shareholders. The purpose of the 1998 Plan, the 2002 Plan and the 2008 Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008. Under the 2002 Plan, the maximum number of equity awards available for grant is 1,500 shares. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

A summary of option activity during the six months ended October 24, 2009 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 25, 2009	1,630	$32.87	1,067	$32.29
Granted	313	20.29
Exercised	(58)	17.30
Canceled	(152)	36.13

Balance at October 24, 2009	1,733	$30.84	945	$32.65

The following table details supplemental information regarding stock options outstanding at October 24, 2009:

	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Options outstanding	6.71 years	$1,869
Options vested and expected to vest	6.60 years	1,716
Options exercisable	5.25 years	581

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price
$15.00 - $24.10	547	6.74	$20.39	197	$20.94
$24.11 - $31.58	266	7.32	30.36	136	30.04
$31.59 - $36.82	575	6.23	36.24	416	36.13
$36.83 - $59.84	345	7.01	38.81	196	38.84

	1,733	6.71	$30.84	945	$32.65

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25 percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, 20 percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. Prior to fiscal 2009, the Company issued new shares of common stock to settle shares due upon option exercise. In fiscal 2009, the Company’s option plans were amended to allow for the net settlement of the exercise price and related employee tax withholding liabilities for non-qualified stock option exercises. For the six months ended October 24, 2009, approximately 16 new shares were issued upon the exercise of stock options, 37 shares were tendered to satisfy the exercise price, and 5 shares were surrendered to satisfy employee tax liabilities.

During the first six months of each of fiscal 2010 and fiscal 2009, the Company granted 78 non-vested stock unit (“NSU”) awards to members of the Company’s management under the 2008 Plan and 2002 Plan, respectively. The NSUs are performance-based and vest at the end of a three-year cycle and will result in the issuance of shares of Company’s common stock if targeted metrics are achieved at a threshold level or above. The NSUs will be settled in shares of Company common stock with actual shares awarded ranging from 80% of the target number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The approximate fair value of awards granted during the six months ended October 24, 2009 and October 25, 2008 is $1,590 and $2,404, respectively, provided the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to performance-based NSU awards on a straight-line basis over the vesting period adjusted for changes in the expected level of performance. During the three months ended October 24, 2009, the Company recognized income of $131 ($80, net of tax) due to forfeitures within the quarter and during the three months ended October 25, 2008, the Company recognized expense of $193 ($118 net of tax) related to performance-based NSU awards due to changes in estimated performance levels. During the six months ended October 24, 2009 and October 25, 2008, the Company recognized expense of $112 ($69, net of tax) and $213 ($130, net of tax), respectively, related to performance-based NSU awards.

During the first six months of fiscal 2010 and 2009, the Company granted 7 time-based NSU awards to independent members of the Company’s Board of Directors with an approximate fair value of $146 and $203, respectively. The awards vest one year from the date of grant and the Company is recognizing share-based compensation expense related to these awards on a straight-line basis over the vesting period. During the three months ended October 24, 2009 and October 25, 2008, the Company recognized $36 ($22, net of tax) and $18 ($11, net of tax), respectively, of expense related to these awards. During the six months ended October 24, 2009, the Company recognized $82 ($51, net of tax) and $69 ($42, net of tax), respectively, of expense related to these awards.

During each of the three months ended October 24, 2009 and October 25, 2008, the Company recognized $885 ($980 related to stock options, net of $95 of income related to NSU awards) and $779 ($954 related to stock options, net of $175 of income related to NSU awards), respectively, in share-based compensation expense, which is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The income tax benefit recognized related to share-based compensation expense was $344 and $280 for the three months ended October 24, 2009 and October 25, 2008, respectively.

During the six months ended October 24, 2009 and October 25, 2008, the Company recognized $2,159 ($1,964 related to stock options and $195 related to NSU awards) and $2,389 ($2,107 related to stock options and $282 related to NSU awards), respectively, in share-based compensation expense, which is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The income tax benefit recognized related to share-based compensation expense was $846 and $863 for the six months ended October 24, 2009 and October 25, 2008, respectively. The Company recognizes share-based compensation expense ratably over the vesting period of each award

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

along with cumulative adjustments for changes in the expected level of attainment for performance-based awards. During the six months ended October 24, 2009 and October 25, 2008, total unrecognized share-based compensation expense related to stock options was $5,685 and $7,780, net of estimated forfeitures, and total unrecognized share-based compensation expense related to NSUs was $1,404 and $1,204, which the Company expects to recognize over a weighted average period of approximately 2.3 years.

There were no options granted during either of the three months ended October 24, 2009 or October 25, 2008. The weighted average fair value of options granted during the six months ended October 24, 2009 and October 25, 2008 was $7.26 and $9.81, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
	October 24, 2009	October 25, 2008	October 24, 2009	October 25, 2008
Average-risk free interest rate	n/a	n/a	2.89%	3.50%
Expected volatility	n/a	n/a	33.11%	26.86%
Expected term	n/a	n/a	5.5 years	5.5 years

	For the Three Months Ended		For the Six Months Ended
	October 24, 2009	October 25, 2008	October 24, 2009	October 25, 2008
Total intrinsic value of stock options exercised	$373	$245	$407	$15,253
Cash received from stock option exercises	$—	$176	$75	$2,647
Income tax deficiency/benefit from the exercise of stock options	$(40)	$95	$(337)	$5,918

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

October 24, 2009	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,166	$(16,844)	$19,323
Publishing rights (15 to 25 years)	106,510	(20,258)	86,252
Non-compete agreements (3.5 to 10 years)	7,111	(5,449)	1,662
Tradenames and trademarks (10 to 30 years)	3,024	(750)	2,274
Order backlog and other (less than 1 to 13 years)	9,654	(1,553)	8,101
License agreement (10 years)	12,700	(855)	11,845

Total amortizable intangible assets	175,165	(45,708)	129,457

Non-amortizable intangible assets:
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	40,697	—	40,697

Total intangible assets	$215,862	$(45,708)	$170,154

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

April 25, 2009	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$35,837	$(15,553)	$20,284
Publishing rights (15 to 25 years)	106,510	(17,898)	88,612
Non-compete agreements (3.5 to 10 years)	7,110	(5,021)	2,089
Tradenames and trademarks (10 to 30 years)	3,024	(667)	2,357
Order backlog and other (less than 1 to 13 years)	2,634	(1,291)	1,343

Total amortizable intangible assets	155,115	(40,430)	114,685

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$208,512	$(40,430)	$168,082

October 25, 2008	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$35,766	$(14,381)	$21,385
Publishing rights (15 to 25 years)	106,510	(15,539)	90,971
Non-compete agreements (4 to 10 years)	7,504	(4,985)	2,519
Tradenames and trademarks (10 to 30 years)	3,024	(588)	2,436
Order backlog and other (2 to 13 years)	2,706	(1,206)	1,500

Total amortizable intangible assets	155,510	(36,699)	118,811

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$208,907	$(36,699)	$172,208

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

Intangible amortization expense included in selling, general and administrative expense for the three months ended October 24, 2009 and October 25, 2008 was $2,423 and $2,110, respectively, and $5,143 and $4,261 for the six months ended October 24, 2009 and October 25, 2008, respectively.

Intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2009 is estimated to be:

Fiscal 2010 (six months remaining)	$5,352
Fiscal 2011	10,532
Fiscal 2012	10,176
Fiscal 2013	9,620
Fiscal 2014	9,339
Fiscal 2015	9,147

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following information presents changes to goodwill during the period beginning October 25, 2008 through October 24, 2009:

Segment	Balance at October 25, 2008	Fiscal 2009 Acquisitions	Adjustments	Balance at April 25, 2009	Fiscal 2010 Acquisitions	Adjustments	Balance at October 24, 2009
Publishing	$265,753	$—	$2,018	$267,771	$3,567	$9,337	$280,675
Educational Resources	264,547	—	—	264,547	—	—	264,547

Total	$530,300	$—	$2,018	$532,318	$3,567	$9,337	$545,222

The Publishing segment adjustments during the period October 25, 2008 to April 25, 2009 of $2,018 are comprised entirely of foreign currency translation adjustments.

The Publishing segment adjustments during the six months ended October 24, 2009 of $9,337 are comprised of foreign currency translation adjustments. The incremental goodwill of $3,567 in the six months ended October 24, 2009 was related to the acquisition of AutoSkill International, Inc. (“AutoSkill”).

During the first quarter of fiscal 2010, the Company performed its annual goodwill impairment test pursuant to FASB ASC Topic FASB 350, “Intangibles – Goodwill and Other”. The fair value of the Company’s reporting units was estimated using a combined income (discounted cash flow) and market approach (guideline public company comparables) valuation model which indicated that the fair value of the Company’s net assets exceeded the carrying value. The estimated fair value of the reporting units was dependent on several significant assumptions, including earnings projections and discount rate.

During fiscal 2009, the Company experienced a decline in its market capitalization. As of May 1, 2009, the market capitalization was $336,743, compared to the Company’s book value of $496,800 on that date. During the first six months of fiscal 2010, the Company’s market capitalization increased by $111,025 to $447,768. FASB ASC Topic 350 requires the performance of an interim goodwill impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. After evaluating the movement in its stock price over the past quarter, along with the first quarter operating performance, cash flow performance and industry outlook, the Company did not believe any events over the course of the current quarter would require a reconsideration of these impairment testing results.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

NOTE 8 – BUSINESS COMBINATIONS

During the second quarter of fiscal 2010, the Company completed the acquisition of AutoSkill for an aggregate purchase price of $11,700. This transaction was funded in cash through borrowings under the Company’s credit facility. AutoSkill is a leading education technology company that provides educators with reading and math intervention solutions for struggling students. This business will be integrated into the Company’s Educator’s Publishing Service business within the Publishing segment. Net assets acquired included $2,075 of current assets, $137 of fixed assets, $7,020 of amortizable intangible assets and $3,567 of goodwill, all of which are deductible for tax purposes. The Company has engaged a third party specialist to assist the Company in the valuation of AutoSkill’s intangible assets. The valuation is preliminary as of the quarter ended October 24, 2009 due to the gathering of additional information relevant to valuation of intangible assets. The preliminary valuation of $7,020 of amortizable intangible assets is made up of internally developed software, customer relationships, trademarks, and patents, which are deductible for tax purposes and should be finalized in the third quarter of fiscal 2010. All of the acquired intangible assets of AutoSkill will be amortized over a 10 year useful life. The results of AutoSkill have been included in the accompanying consolidated financial statements since the date of acquisition and would not have had a material effect on the Company’s overall performance on a pro forma basis and did not have a material effect on the Company’s fiscal 2010 performance.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 24, 2009	April 25, 2009	October 25, 2008
Land	$158	$502	$158
Projects in progress	10,991	6,833	3,474
Buildings and leasehold improvements	30,561	31,605	31,119
Furniture, fixtures and other	95,257	95,506	98,666
Machinery and warehouse equipment	42,543	42,676	43,908

Total property, plant and equipment	179,510	177,122	177,325
Less: Accumulated depreciation	(111,179)	(106,939)	(105,484)

Net property, plant and equipment	$68,331	$70,183	$71,841

Depreciation expense for the three months ended October 24, 2009 and October 25, 2008 was $4,011 and $3,667, respectively, and $8,053 and $7,782 for the six months ended October 24, 2009 and October 25, 2008, respectively.

NOTE 10 – ADOPTION OF FASB ASC TOPIC 470-20

As discussed in Note 1, the Company adopted FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” effective April 26, 2009, which required retrospective application. This standard requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has two currently outstanding convertible debt instruments that are impacted by FASB ASC Topic 470-20. The new standard requires that a fair value be assigned to the equity conversion option of the Company’s $133,000, 3.75% convertible subordinated notes and the Company’s $200,000, 3.75% convertible subordinated debentures (the “Convertibles Notes”) as of July 14, 2003 and November 22, 2006, respectively, the date of issuance of the Convertible Notes. This change results in a corresponding decrease in the value assigned to the carrying value of the debt portion of the instruments.

The values assigned to the debt portions of the Convertible Notes was determined based on market interest rates for similar debt instruments without the conversion feature as of the respective July 14, 2003 and November 22, 2006

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

issuance dates of the Convertible Notes. The difference in market interest rates versus the coupon rates on the Convertible Notes results in non-cash interest that is amortized into interest expense over the expected terms of the Convertible Notes. For purposes of the valuation, the Company used an expected term of seven years for the Convertible Notes issued on July 14, 2003 and an expected term of five years for the Convertible Notes issued on November 22, 2006.

The seven year anniversary will occur on July 30, 2010 for the $133,000 Convertible Notes and the five year anniversary will occur on November 30, 2011 for the $200,000 Convertible Notes.

The following tables reflect the Company’s previously reported amounts, along with the adjusted amounts after adoption.

(In thousands, except per share)	As Reported	As Adjusted	Effect of Change
Condensed Consolidated Statement of Operations (Unaudited)
Three Months Ended October 25, 2008
Interest expense	$4,569	$7,546	$2,977
Income before provision for income taxes	53,066	50,089	(2,977)
Provision for income taxes	20,807	19,664	(1,143)
Net income	32,259	30,425	(1,834)

Earnings per Share of Common Stock:
Basic	$1.72	$1.62	$(0.10)
Diluted	1.71	1.61	(0.10)

Condensed Consolidated Statement of Operations (Unaudited)
Six Months Ended October 25, 2008
Interest expense	$9,462	$15,355	$5,893
Income before provision for income taxes	110,682	104,789	(5,893)
Provision for income taxes	43,277	41,014	(2,263)
Net income	67,405	63,775	(3,630)

Earnings per Share of Common Stock:
Basic	$3.58	$3.39	$(0.19)
Diluted	3.55	3.36	(0.19)

(In thousands, except per share)	As Reported	As Adjusted	Effect of Change
Condensed Consolidated Balance Sheet (Unaudited)
As of April 25, 2009
Current maturities - long-term debt	$133,682	$127,071	$(6,611)
Long-term debt - less current maturities	266,229	244,586	(21,643)
Net deferred tax liability	65,450	76,304	10,854
Capital paid-in-excess of par value	393,328	435,150	41,822
Retained earnings	279,361	254,939	(24,422)

Condensed Consolidated Balance Sheet (Unaudited)
As of October 25, 2008
Current maturities - long-term debt	$133,654	$124,576	$(9,078)
Long-term debt - less current maturities	314,675	289,359	(25,316)
Net deferred tax liability	64,368	77,580	13,212
Capital paid-in-excess of par value	390,835	432,657	41,822
Retained earnings	312,225	291,585	(20,640)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table provides additional information about the Convertible Notes.

	As of October 24, 2009		As of April 25, 2009
($ and shares in thousands, except conversion prices)	$133 million Convertible Notes	$200 million Convertible Notes	$133 million Convertible Notes	$200 million Convertible Notes
Carrying amount of the equity component	$29,854	$38,052	$29,854	$38,052
Principal amount of the liability component	133,000	200,000	133,000	200,000
Unamortized discount of liability component	4,045	17,812	6,611	21,643
Net carrying amount of liability component	128,955	182,188	126,389	178,357
Remaining amortization period of discount	9 months	25 months	15 months	31 months
Conversion price	$40.00	$51.39	$40.00	$51.39
Number of shares to be issued upon conversion	3,325	3,892	3,325	3,892
Effective interest rate on liability component	8.0%	8.5%	8.0%	8.5%

The following table presents the associated interest cost related to the Convertible Notes, which consists of both the contractual interest coupon and amortization of the discount on the liability component.

	$133 million Convertible Notes		$200 million Convertible Notes
(in thousands)	Six Months Ended October 24, 2009	Six Months Ended October 25, 2008	Six Months Ended October 24, 2009	Six Months Ended October 25, 2008
Non-cash interest cost (a)	$2,566	$2,371	$3,831	$3,522
Cash interest cost	2,487	2,487	3,740	3,740

(a)	Amounts represent the impact of adoption of FASB ASC Topic 470-20 on interest expense for the six months ended October 24, 2009 and October 25, 2008, respectively. The related negative impact of adoption on diluted earnings per share for the six months ended October 24, 2009 and October 25, 2008 is $0.20 and $0.19, respectively.

The full year impact of the adjustment for the fiscal year ended April 25, 2009 reduced diluted earnings per share from $1.83 to $1.44.

NOTE 11 – DEBT

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement matures on February 1, 2011 and provides for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also pays a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at October 24, 2009. The effective interest rate under the credit facility for the second quarter of fiscal 2010 was 2.54%, which includes amortization of the loan origination fees of $104 and commitment fees on unborrowed funds of $142. The effective interest rate under the credit facility for the second quarter of fiscal 2009 was 6.34%, which includes amortization of the loan origination fees of $78 and commitment fees on unborrowed funds of $183. The revolving loan provides for a letter of credit sub-facility of up to $15,000, under which $2,800 was issued and outstanding as of October 24, 2009. As October 24, 2009, April 25, 2009 and October 25, 2008, respectively, $34,500, $51,900 and $100,000 was outstanding on the revolving loan and reflected as non-currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. No borrowings have been made on the term loan since inception.

During 2003, the Company sold an aggregate principal amount of $133,000 of convertible subordinated notes due in 2023. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. The notes carry an annual interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company may be required to make additional payments of interest. The notes became convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share during fiscal 2006 and are recorded as a current liability. Holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. Holders may require the Company to repurchase the notes for cash on August 1, 2010, 2013 and 2018 at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest, if any. No notes have been converted into cash or shares of common stock as of October 24, 2009. The notes are currently redeemable at the option of the Company.

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

The estimated fair value of the Company’s $133,000 and $200,000 convertible subordinated notes at October 24, 2009 was approximately $129,675 and $184,500, respectively and the carrying value was $128,955 and 182,188, respectively. The estimated fair value was determined using Level 2 inputs as described in FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”

NOTE 12 – SECURITIZATION OF ACCOUNTS RECEIVABLE

The Company and certain of its U.S. subsidiaries entered into an agreement (the “Receivables Facility”) in November 2000 with a financial institution whereby it sold on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed New School, Inc. (“NSI”), a wholly-owned, special purpose, bankruptcy-remote subsidiary. As such, the assets of NSI were available first and foremost to satisfy the claims of the creditors of NSI. NSI was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. NSI does not meet the conditions of a qualifying Special Purpose Entity and therefore the results of NSI have been included in the Company’s consolidated results for financial reporting purposes. Under the Receivables Facility, the Company and certain subsidiaries transferred without recourse all their accounts receivables to NSI. NSI, in turn, sold undivided interest in these receivables. The Company received a fee from the financial institution for billing and collection functions, which remained the responsibility of the Company, which approximates fair value of the Company’s obligations.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The facility expired January 28, 2009 and the Company elected to not renew the agreement due to the expected future expenses of the facility compared to other sources of liquidity available to the Company.

This two-step transaction was accounted for as a sale of receivables under the provision of FASB ASC Topic 860, “Transfers and Servicing” and FASB ASC Topic 405-20, “Liabilities”. At October 25, 2008, $50,000 was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from the condensed consolidated balance sheets as of that date. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $1,529 for three months ended October 25, 2008, and $2,084 for the six months ended October 25, 2008, and are included in other expenses in the condensed consolidated statement of operations for those periods. Supplemental information related to the accounts receivable securitization transactions is provided below. Proceeds under accounts receivable securitization and collections as servicer of receivables sold have been netted in the accompanying consolidated statements of cash flows under the caption, “Change in amounts sold under receivables securitization, net.”

Six Months Ended October 25, 2008
Proceeds under accounts receivable securitization	$344,560
Collections as servicer of receivables sold	(344,560)

Retained interest in gross accounts receivable at end of period	$195,477
Cash flows from retained interests	309,062

NOTE 13 – RESTRUCTURING

The Company accounts for restructuring costs associated with the closure or disposal of distribution centers in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligation.” During the second quarter of fiscal 2009, the Company recorded $1,670 of expenses primarily related to severance, facility costs and impairment of non-facility related fixed assets associated with the closing of the Company’s Lyons, New York distribution center. In addition, the Company classified the real property and building assets of the Lyons facility center as held for sale as of October 25, 2008 and reflected the assets under the caption “Prepaid expense and other current assets” in the condensed consolidated balance sheet as of that date. As of October 25, 2008, there was $839 of accrued restructuring costs for this distribution center closing recorded in other current liabilities on the condensed consolidated balance sheet as of that date. As of October 24, 2009, the Company has no restructuring costs recorded on the condensed consolidated balance sheet. In the second quarter of fiscal 2010, the Company sold the Lyons facility for $2,083, which is reflected as cash flows from investing activities in the condensed consolidated statements of cash flows.

NOTE 14 – SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Educational Resources and Publishing, which also constitute its reportable segments. The change in the Company’s operating segments during the fourth quarter of fiscal 2009 was a result of changes within the organizational management of the business, efficiencies obtained within the organization, and how management reviews results of the business on a monthly and quarterly basis. The Company has restated the prior year numbers accordingly with the change in the Company’s operating segments. The Company operates principally in the United States, with limited segment operations in

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Canada. The Educational Resources segment offers products that include basic classroom supplies and office products, supplemental learning materials, physical education equipment, classroom technology, and furniture. The Publishing segment is a PreK-12 curriculum-based publisher of proprietary and non-proprietary products in the categories of science, reading and literacy, coordinated school health, and planning and student development. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies. Intercompany eliminations represent intercompany sales primarily from our Publishing segment to our Educational Resources segment, and the resulting profit recognized on such intercompany sales.

	Three Months Ended		Six Months Ended
		(As Adjusted, See Note 10)		(As Adjusted, See Note 10)
	October 24, 2009	October 25, 2008	October 24, 2009	October 25, 2008
Revenue:
Educational Resources	$239,864	$266,286	$464,807	$518,536
Publishing	106,610	124,089	212,956	250,916
Corporate and intercompany eliminations	(328)	(69)	(1,250)	(352)

Total	$346,146	$390,306	$676,513	$769,100

Operating income (loss) and income before provision for income taxes:
Educational Resources	$32,760	$31,014	$64,265	$61,113
Publishing	31,814	37,944	63,769	80,879
Corporate and intercompany eliminations	(7,914)	(9,930)	(16,835)	(19,979)

Operating income	56,660	59,028	111,199	122,013
Interest expense and other	7,739	5,962	15,288	11,331

Income before provision for income taxes	$48,921	$53,066	$95,911	$110,682

	October 24, 2009	October 25, 2008
Identifiable assets (as of quarter end):
Educational Resources	$495,644	$567,650
Publishing	569,561	567,974
Corporate and intercompany eliminations	85,660	47,275

Total	$1,150,865	$1,182,899

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 24, 2009	October 25, 2008	October 24, 2009	October 25, 2008
Depreciation and amortization of intangible assets and development costs:
Educational Resources	$1,815	$1,680	$3,580	$3,463
Publishing	3,989	3,498	8,494	7,436
Corporate	2,313	2,329	4,636	4,646

Total	$8,117	$7,507	$16,710	$15,545

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$286	$385	$1,000	$639
Publishing	9,716	2,580	11,763	4,339
Corporate	5,626	2,305	8,005	4,192

Total	$15,628	$5,270	$20,768	$9,170

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 16 – SUBSEQUENT EVENTS

The Company completed the previously announced divestiture of the School Specialty Publishing business unit to Carson-Dellosa Publishing, LLC, a newly-formed business entity, on November 13, 2009. Under the divestiture agreement, the Company combined its publishing unit assets with those of Cookie Jar Education, Inc. and received a 35% minority equity interest in Carson-Dellosa Publishing. The net book value of the total contribution was $29,438, which also is the fair value of the Company’s minority interest. The contribution consisted of $28,315 of estimated net assets plus $1,123 of cash. The agreement provides that the net book value of the net assets contributed will be finalized within 30 days of the above-mentioned date with any variance to the estimated amount of net assets to be settled in cash. The Company will record the minority interest on its balance sheet at fair value.

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

During the first six months of fiscal 2010, revenues decreased 12.0% as compared to the first six months of fiscal 2009. The Educational Resources and Publishing segments experienced revenue declines in the first six months of fiscal 2010 of 10.4% and 15.1% respectively. The revenue declines in both the Educational Resources and Publishing segment were attributable to the current macroeconomic conditions which have created uncertainty in the school districts related to state budget funding levels, which, in turn, has led to a cautious spending approach by our customers. Gross margin increased 30 basis points to 42.3% for the first six months of fiscal 2010 as compared to the first six months of fiscal 2009. The increased gross margin was related to improvements in the Educational Resources segment gross margin, which were partially offset by unfavorable product mix, both between segments and within the Publishing segment.

Selling, general and administrative expenses (“SG&A”) decreased 30 basis points as a percent of revenues in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009. The decrease in SG&A is due to cost cutting initiatives primarily associated with the consolidation of operating activities. The Company’s current full-time staffing is down approximately 200 individuals as compared to last year’s second quarter.

Operating income was $111.2 million in the first six months of fiscal 2010, a decrease of $10.8 million from the prior year’s comparable period. Net income was $58.0 million in the first six months of fiscal 2010, a decrease of $5.7 million from the prior year quarter.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues for the three and six months ended October 24, 2009 and October 25, 2008:

	Three Months Ended		Six Months Ended
		(As Adjusted, See Note 10)		(As Adjusted, See Note 10)
	October 24, 2009	October 25, 2008	October 24, 2009	October 25, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.7	59.2	57.7	58.0

Gross profit	41.3	40.8	42.3	42.0
Selling, general and administrative expenses	25.0	25.6	25.8	26.1

Operating income	16.3	15.2	16.5	15.9
Interest expense, net	2.2	2.0	2.3	2.0
Other expense	—	0.4	—	0.3

Income before provision for income taxes	14.1	12.8	14.2	13.6
Provision for income taxes	5.6	5.0	5.6	5.3

Earnings from continuing operations	8.5%	7.8%	8.6%	8.3%

Three Months Ended October 24, 2009 Compared to Three Months Ended October 25, 2008

Revenue

Revenue decreased 11.3% from $390.3 million for the three months ended October 25, 2008 to $346.1 million for the three months ended October 24, 2009.

Educational Resources segment revenue decreased 9.9% from $266.3 million for the three months ended October 25, 2008 to $239.9 million for the three months ended October 24, 2009. Both periods are comprised solely of sales to external parties. The decline in Educational Resources segment revenue was comprised of a decline of approximately $6 million, or approximately 4%, in the administrator and education supplies product lines and a decline of approximately $20 million, or approximately 18%, in the furniture product line. These declines were primarily attributable to the ongoing weakened economic conditions which the Company believes have negatively impacted school purchasing decisions. This has been particularly noticeable in those states which have been more seriously affected by the economic decline, such as California, Florida, Illinois, and Michigan. The decline was greater in the furniture category as furniture purchase decisions are more discretionary in nature for schools.

Publishing segment revenues decreased by 14.1% from $124.1 million for the three months ended October 25, 2008 (which includes $0.2 million of intersegment revenues) to $106.6 million for the three months ended October 24, 2009 (which includes $0.5 million of intersegment revenues). Approximately $10 million of the decline in Publishing segment revenue was due to the decrease in state adoption revenue of the Company’s curriculum-based products, primarily in the state of California, which the Company had anticipated would occur. The remaining $7.0 million decrease was attributable to the continued impact that the downturn in the general economic conditions has had on school districts’ spending decisions, as school districts are deferring their decisions on replacing or purchasing new curriculum-based materials. Partially offsetting this decrease is an incremental $1.3 million in revenue related to the Company’s acquisition of AutoSkill International, Inc.

Gross Profit

Gross profit decreased 10.1%, from $159.1 million for the three months ended October 25, 2008 to $143.1 million for the three months ended October 24, 2009. The decrease in consolidated revenue resulted in $18.0 million of the decline in gross profit had consolidated gross margin remained constant. The increase in consolidated gross margin of 50 basis points increased gross profit by $2.0 million. Gross margin increased 50 basis points from 40.8% for the three months ended October 25, 2008 to 41.3% for the three months ended October 24, 2009. The increase was related to improved gross margins within the Educational Resources segment, which was partially offset by a decline in Publishing segment gross margins. A shift in product mix between the Company’s segments accounted for approximately 30 basis points of gross margin decline in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009. The Publishing segment, which generates a higher gross margin due to its curriculum-based products than the Educational Resources segment, accounted for 31% of the consolidated revenue in the second quarter of fiscal 2010 compared to 32% of the consolidated revenue in the second quarter of fiscal 2009.

Educational Resources segment gross profit decreased $5.4 million from $88.2 million for the three months ended October 25, 2008 to $82.8 million for the three months ended October 24, 2009. The decrease in segment revenue resulted in the decline in gross profit, which was partially offset by increased gross margin. Gross margin increased 140 basis points from 33.1% for the three months ended October 25, 2008 to 34.5% for the three months ended October 24, 2009. Approximately 110 basis points of the increase in gross margin was related to net price increases in excess of product cost increases as the segment executed on its initiative to better align its pricing structure with product costs. The remaining increase in gross margin was due primarily to a product mix shift towards more profitable products within the Educational Resources segment.

Publishing segment gross profit decreased $10.4 million from $70.1 million for the three months ended October 25, 2008 to $59.7 for the three months ended October 24, 2009. The decrease in segment revenue resulted in approximately $9 million decline in gross profit had segment gross margin remained constant. The remaining decline was related to a decline of 50 basis points in segment gross margin from 56.5% for the three months ended October 25, 2008 to 56.0% for the three months ended October 24, 2009. This decrease in gross margin is related primarily to unfavorable mix within the segment, particularly the decline in the higher margin curriculum-based adoption revenue.

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

As a percent of revenue, SG&A decreased from 25.6% for the three months ended October 25, 2008 to 25.0% for the three months ended October 24, 2009. SG&A decreased $13.6 million from $100.1 million in the second quarter of fiscal 2009 to $86.4 million in the second quarter of fiscal 2010. SG&A attributable to the Educational Resources and Publishing decreased a combined $11.4 million and Corporate SG&A decreased $2.2 million in the second quarter as compared to last year’s second quarter. The decrease in Corporate SG&A was related primarily to $1.7 million of facility shutdown costs for the Lyons, New York distribution center included in last year’s second quarter. The remaining Corporate SG&A decrease was related primarily to the lower compensation and benefits costs, including headcount reductions, associated with the Company’s cost reduction efforts.

Educational Resources segment SG&A decreased as a percent of revenues from 21.5% for the three months ended October 25, 2008 to 20.9% for the three months ended October 24, 2009. Educational Resources segment SG&A decreased $7.2 million, or 12.5%, from $57.2 million for the three months ended October 25, 2008 to $50.0 million for the three months ended October 24, 2009. The segment experienced a decrease of approximately $4 million in its variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues. Improvements in order fulfillment, along with decreased fuel costs, during the quarter resulted in approximately $3 million of decreased warehouse and transportation costs. Incremental costs of $1.2 million for additional marketing initiatives were offset by compensation savings resulting from the headcount reductions associated with operational consolidations and restructuring, and other cost control initiatives.

Publishing segment SG&A increased as a percent of revenues from 25.9% for the three months ended October 25, 2008 to 26.2% for the three months ended October 24, 2009. Publishing segment SG&A decreased $4.2 million, or 13.2%, from $32.1 million for the three months ended October 25, 2008 to $27.9 million for the three months ended October 24, 2009. The decrease in Publishing segment SG&A was attributable primarily to approximately $2 million decrease in its variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues. The remaining decrease was related primarily to compensation savings associated with headcount reductions. The increase in SG&A as a percentage of revenue is due to the base non-variable costs in comparison to decreased revenues.

Interest Expense

On April 26, 2009, the Company adopted FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” Net interest expense including the impact of the adoption of FASB ASC Topic 470-20 was $7.7 million for the three months ended October 24, 2009 compared to $7.4 million for the three months ended October 25, 2008. The non-cash interest related to the adoption of FASB ASC Topic 470-20 was $3.2 million in the second quarter of fiscal 2010 as compared to $3.0 million in the second quarter of fiscal 2009, as adjusted for FASB ASC Topic 470-20.

Net interest expense excluding the adoption of FASB ASC Topic 470-20 increased $0.1 million from $4.4 million for the three months ended October 25, 2008 to $4.5 million for the three months ended October 24, 2009. The increase was related primarily to an increase of approximately $57.4 million in average outstanding borrowings in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009. The increase in the Company’s average borrowings is primarily related to the expiration of the Company’s securitization facility on January 28, 2009 offset by free cash flow generated in the previous 12 months. Approximately $0.2 million of a decrease in interest expense was due to a reduction in the overall effective borrowing rate of 3.95% in the second quarter of fiscal 2010 as compared to an effective borrowing rate of 4.61% in the second quarter of fiscal 2009.

Other Expense

Other expense, which consisted of the discount and loss on the accounts receivable securitization, was $0 in the second quarter of fiscal 2010, compared to $1.5 million in the second quarter of fiscal 2009. This decrease was due to the non-renewal of the Company’s securitization facility, which expired on January 28, 2009.

Provision for Income Taxes

Provision for income taxes decreased $0.3 million due to lower pre-tax income. The effective income tax rate increased 30 basis points from 39.2% for the three months ended October 25, 2008 to 39.5% for the three months ended October 24, 2009. The increase in the effective tax rate is related primarily to incremental state income taxes.

The effective income tax rate of 39.5% exceeds the federal statutory rate of 35% primarily due to foreign income that is taxed at higher rates than domestic income along with state taxes.

Six Months Ended October 24, 2009 Compared to Six Months Ended October 25, 2008

Revenue

Revenue decreased 12.0% from $769.1 million for the six months ended October 25, 2008 to $676.5 million for the six months ended October 24, 2009.

Educational Resources segment revenue decreased 10.4% from $518.5 million for the six months ended October 25, 2008 to $464.8 million for the six months ended October 24, 2009. Revenue amounts for both periods are comprised solely of sales to external parties. The decline in Educational Resources segment revenue was comprised of a decline of approximately $24 million, or approximately 7%, in the administrator and education supplies product lines and a decline of approximately $30 million, or approximately 16%, in the furniture and supplemental materials product lines. These declines were most directly attributable to the ongoing weakened economic conditions which we believe have negatively impacted school purchasing decisions. This has been particularly noticeable in those states which have been more seriously affected by the economic decline, such as California, Florida, Illinois, and Michigan. The larger decline in the furniture product line is reflective that those purchases are more discretionary in nature.

Publishing segment revenues decreased by 15.1% from $250.9 million for the six months ended October 25, 2008 (which includes $0.7 million of intersegment revenues) to $213.0 million for the six months ended October 24, 2009 (which includes $1.5 million of intersegment revenues). Approximately $21 million of the decline in Publishing segment revenue was due to the decrease in state adoption revenue of the Company’s curriculum-based products, primarily in the state of California, which the Company had anticipated would occur. The remaining decrease was attributable to the impact that the downturn in the general economic conditions has had on school districts’ spending decisions. The Company is seeing school districts delaying some purchasing decisions on large curriculum orders in light of these economic conditions.

Gross Profit

Gross profit decreased 11.5% from $323.1 million for the six months ended October 25, 2008 to $285.9 million for the six months ended October 24, 2009. The decrease in consolidated revenue resulted in $39.3 million decline in gross profit had consolidated gross margin remained constant. The increase in consolidated gross margin of 30 basis points increased gross profit by $2.1 million. Gross margin increased 30 basis points from 42.0% for the six months ended October 25, 2008 to 42.3% for the six months ended October 25, 2009. The increased gross margin was related to improved gross margins within the Educational Resources segment, this was partially offset by decreased margins in the Publishing segment. In addition, approximately 20 basis points of gross margin was lost due to a shift in the revenue mix between segments. The Publishing segment, which generates a higher gross margin, due to its curriculum-based products, than the Educational Resources segment, accounted for 32% of the consolidated revenue in the second quarter of fiscal 2010 compared to 33% of the consolidated revenue in the second quarter of fiscal 2009.

Educational Resources segment gross profit decreased $11.8 million from $177.3 million for the six months ended October 25, 2008 to $165.5 million for the six months ended October 24, 2009. The decrease in gross profit was related to the revenue decline, partially offset by higher gross margins. The increase in gross margin of 140 basis points from 34.2% for the six months ended October 25, 2008 to 35.6% for the six months ended October 24, 2009 increased gross profit by $6.6 million. Approximately 130 basis points of the increase in gross margin is related to net price increased in excess of product costs. Lower direct transportation costs, related to decreases in fuel costs, contributed another 10 basis points of gross margin improvement.

Publishing segment gross profit decreased $24.9 million from $144.1 million for the six months ended October 25, 2008 to $119.2 for the six months ended October 24, 2009. The decrease in segment revenue resulted in approximately $22 million of the decline in gross profit had segment gross margin remained constant. The remaining decline of $3.1 million in gross profit was related to a decline of 140 basis points in segment gross margin from 57.4% for the six months ended October 25, 2008 to 56.0% for the six months ended October 24, 2009. Approximately 90 basis points of this decline was related to a combination of unfavorable product mix and the impact of product development amortization spread over lower revenue base. The remaining decrease of 50 basis points was related to product cost increases being passed along to the Company from its vendors.

Selling, General and Administrative Expenses

As a percent of revenue, SG&A decreased from 26.1% for the six months ended October 25, 2008 to 25.8% for the six months ended October 24, 2009. SG&A decreased $26.4 million from $201.1 million in the first six months of fiscal 2009 to $174.7 million in the first six months of fiscal 2010. SG&A attributable to the Educational Resources and Publishing segments decreased a combined $22.7 million and Corporate SG&A decreased $3.7 million in the first six months of fiscal 2010 as compared to last year’s first six months. Approximately $1.7 million of the decrease in Corporate SG&A was related to the prior year charge for the closing of the Lyons, New York distribution center. The remaining decrease was related to the lower compensation and benefit costs, including headcount reductions, associated with the Company’s cost reduction efforts

Educational Resources segment SG&A decreased as a percent of revenues from 22.4% for the six months ended October 25, 2008 to 21.8% for the six months ended October 24, 2009. Educational Resources segment SG&A decreased $14.9 million, or 12.9%, from $116.1 million for the six months ended October 25, 2008 to $101.2 million for the six months ended October 24, 2009. The segment experienced a decrease of approximately $7 million in its variable SG&A costs such as transportation, warehousing, and selling expenses associated with decreased revenues. Improvements in order fulfillment, along with decreased fuel costs, during the six months ended October 24, 2009 resulted in approximately $5 million of decreased warehouse and transportation costs. The remaining decline was related primarily to the compensation savings associated with the headcount reductions associated with operational consolidations and restructuring, partially offset by severance and approximately $2 million of incremental spend on marketing initiatives.

Publishing segment SG&A increased as a percent of revenues from 25.2% for the six months ended October 25, 2008 to 26.0% for the six months ended October 24, 2009. Publishing segment SG&A decreased $7.8 million, or 12.3%, from $63.2 million for the six months ended October 25 2008 to $55.4 million for the six months ended October 24, 2009. The decrease in the Publishing segment SG&A was attributable to approximately $4 million of a decrease in its variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues. The segment experienced a decrease of approximately $1 million in its marketing initiatives. The remaining reduction is related primarily to compensation savings associated with headcount reductions. The increase in SG&A as a percentage of revenue is due to the base non-variable costs in comparison to decreased revenues.

Interest Expense

On April 26, 2009, the Company adopted FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” Net interest expense including the impact of the adoption of FASB ASC Topic 470-20 was $15.3 million for the six months ended October 24, 2009 compared to $15.1 million for the six months ended October 25, 2008. The non-cash interest related to the adoption of FASB ASC Topic 470-20 was $6.4 million in the six months of fiscal 2010 as compared to $5.9 million in the first six months of fiscal 2009, as adjusted for FASB ASC Topic 470-20.

Net interest expense excluding the adoption of FASB ASC Topic 470-20 decreased $0.3 million from $9.2 million for the six months ended October 25, 2008 to $8.9 million for the six months ended October 24, 2009. Approximately $0.8 million of the decrease in interest expense was due to a reduction in the overall effective borrowing rate of 4.0% in the first six months of fiscal 2010 as compared to an effective borrowing rate of 4.5% in the first six months of fiscal 2009. Partially offsetting this decrease was incremental interest expense of $0.4 million related to an increase of approximately $22.6 million in average outstanding borrowings in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009. The increase in the Company’s average borrowings is primarily related to the expiration of the Company’s securitization facility on January 28, 2009, partially offset by free cash flow generated in the previous 12 months.

Other Expense

Other expense, which consisted of the discount and loss on the accounts receivable securitization, was $0 in the first six months of fiscal 2010, compared to $2.1 million in the first six months of fiscal 2009. This decrease was due to the non-renewal of the Company’s securitization facility, which expired on January 28, 2009.

Provision for Income Taxes

Provision for income taxes decreased $3.1 million primarily due to lower pre-tax income. The effective income tax rate increased 40 basis points from 39.1% for the six months ended October 25, 2008 to 39.5% for the six months ended October 24, 2009.

The effective income tax rate of 39.5% exceeds the federal statutory rate of 35% primarily due to foreign income that is taxed at higher rates than domestic income along with state taxes.

Liquidity and Capital Resources

At October 24, 2009, the Company had working capital of $96.9 million. The Company’s capitalization at October 24, 2009 was $944.2 million and consisted of total debt of $360.3 million and shareholders’ equity of $583.9 million.

The Company’s credit facility matures on February 1, 2011 and provides for $350.0 million of revolving loan availability and $100.0 million incremental term loan availability. The amount outstanding as of October 24, 2009 under the revolving and incremental term loans was $34.5 million and $0, respectively. The credit facility is secured by substantially all of the Company’s assets and contains certain financial and other covenants. During the first six months of fiscal 2009, the Company borrowed under its credit facility primarily to meet seasonal working capital requirements. The Company’s borrowings are usually significantly higher during the first two quarters of its fiscal year to meet the working capital requirements of the Company’s peak selling season. As of October 24, 2009, the Company’s effective interest rate on borrowings under its credit facility was approximately 2.47%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During the six months ended October 24, 2009, the Company paid commitment fees on unborrowed funds under the credit facility of $0.3 million and amortized loan origination fee costs of $0.2 million related to the credit facility. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at October 24, 2009.

While the Company will continue to monitor its expected ability to remain in compliance with these covenants through the remainder of fiscal 2010, the Company expects to remain in compliance with these covenants based on our projected financial results for fiscal 2010. If the Company is unable to meet these covenants, our ability to access available lines of credit could be limited, our liquidity could be adversely affected and the Company’s debt obligations could be accelerated. These circumstances could have a material adverse effect on the Company’s future results of operations, financial position and liquidity.

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

Net cash provided by operating activities increased $23.9 million to $44.8 million in the first six months of fiscal 2010 as compared to $20.9 million provided in the first six months of fiscal 2010. The net cash provided by operating activities is indicative of the highly seasonal nature of our business, with the majority of purchases and other operating cash outflows occurring in the first and second quarters of the fiscal year and the majority of cash receipts occurring in the second and third quarters of the fiscal year. The increase in cash provided in operating activities between years is due to working capital improvements, primarily in the Company’s collections of accounts receivable in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009.

Net cash used in investing activities increased $13.1 million to $19.9 million in the first six months of fiscal 2010 as compared to $6.8 million for the first six months of fiscal 2009. The increase in cash used in investing activities was primarily attributable to the AutoSkill acquisition purchase price of $11.7 million. In the first six months of fiscal 2009, the Company received $2.2 million attributable to the notes received as part of the School Specialty Media sale, as compared to $0.5 million in the first six months of fiscal 2010. Additions to property, plant and equipment increased $1.2 million from the first six months of fiscal 2009 to $6.4 million in the first six months of fiscal 2010 as a result of spending related to the implementation of the Company’s ERP system. Product development spending increased $0.4 million in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009. This increase is attributable to the Company’s ongoing investment in the development of curriculum-based products. The Company received $2.0 million during the first six months of fiscal 2010 attributable to the sale of the Lyons facility.

Net cash used in financing activities increased $9.5 million to $17.9 million in the first six months of fiscal 2010 as compared to $8.4 million for the first six months of fiscal 2009. The increase in net cash used by financing activities was primarily related to the Company’s increased ability to pay down its debt. In the first six months of fiscal 2010, the Company has repaid $17.7 million of its outstanding debt. In the first six months of fiscal 2009, the Company repurchased $15.3 million of its common stock. There were no stock repurchases in the first six months of fiscal 2010.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the foreseeable future.

Off Balance Sheet Arrangements

Our accounts receivable securitization facility expired on January 28, 2009 and the Company elected not to renew the agreement due to the significant cost increases in accounts receivable asset-backed securities markets compared to the costs of other sources of liquidity available to the Company. At October 25, 2008, $50.0 million was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable was removed from the Company’s consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the six months ended October 25, 2008 were $2.1 million. These costs are included in other expenses in the Company’s consolidated statements of operations.

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

During the first six months of fiscal 2009, the Company reached a settlement of potential compliance claims with the United States Environmental Protection Agency (“EPA”) related to the alleged unauthorized distribution during fiscal 2008 of certain product offerings containing an anti-microbial agent. The amount of the settlement with the EPA was $0.2 million, which the Company has accrued as of October 24, 2009. The liability is recorded in the “Other Liabilities” in the consolidated balance sheet as of October 24, 2009. The Company believes the matter to be closed.

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

SCHOOL SPECIALTY, INC.
(Registrant)

November 30, 2009	/S/ DAVID J. VANDER ZANDEN
Date	David J. Vander Zanden Chief Executive Officer (Principal Executive Officer)

November 30, 2009	/S/ DAVID N. VANDER PLOEG
Date	David N. Vander Ploeg Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification, by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, by Chief Financial Officer.

32.1	Section 1350 Certification, by Chief Executive Officer.

32.2	Section 1350 Certification, by Chief Financial Officer.