Form 10-Q
period 2010-01-23
SCHOOL SPECIALTY INC
filed 2010-02-24
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 23, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2010
Common Stock, $0.001 par value	18,857,567

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 23, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

		(As Adjusted, From Audited Statements, See Note 11)	(As Adjusted, See Note 11)
	January 23, 2010	April 25, 2009	January 24, 2009
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,459	$1,871	$1,258
Accounts receivable, less allowance for doubtful accounts of $2,665, $4,332 and $4,483, respectively	92,894	103,683	65,220
Inventories	89,844	127,108	132,615
Deferred catalog costs	10,619	15,537	19,435
Prepaid expenses and other current assets	9,113	17,347	17,911
Refundable income taxes	—	1,566	—
Deferred taxes	9,805	9,805	16,232

Total current assets	235,734	276,917	252,671
Property, plant and equipment, net	65,332	70,183	70,379
Goodwill	536,975	532,318	530,960
Intangible assets, net	167,449	168,082	170,134
Development costs and other	28,019	27,551	28,056
Investment in unconsolidated affiliate	29,046	—	—

Total assets	$1,062,555	$1,075,051	$1,052,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$131,013	$127,071	$125,807
Accounts payable	25,145	56,786	47,295
Accrued compensation	9,915	12,821	14,223
Deferred revenue	5,141	4,254	3,645
Accrued income taxes	7,837	—	7,043
Other accrued liabilities	26,718	28,231	32,008

Total current liabilities	205,769	229,163	230,021
Long-term debt - less current maturities	197,935	244,586	204,008
Deferred taxes	92,427	86,109	93,513
Other liabilities	913	913	785

Total liabilities	497,044	560,771	528,327

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,277,777; 24,243,438 and 24,209,938 shares issued, respectively	24	24	24
Capital paid-in excess of par value	437,811	435,150	433,377
Treasury stock, at cost 5,420,210; 5,420,210 and 5,420,210 shares, respectively	(186,637)	(186,637)	(186,637)
Accumulated other comprehensive income	19,799	10,804	8,965
Retained earnings	294,514	254,939	268,144

Total shareholders’ equity	565,511	514,280	523,873

Total liabilities and shareholders’ equity	$1,062,555	$1,075,051	$1,052,200

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
		(As Adjusted, See Note 11) January 24, 2009		(As Adjusted, See Note 11) January 24, 2009
	January 23, 2010		January 23, 2010
Revenue	$103,126	$121,710	$779,639	$890,810
Cost of revenue	60,708	78,411	451,325	524,392

Gross profit	42,418	43,299	328,314	366,418
Selling, general and administrative expenses	65,009	73,283	239,706	274,389

Operating income (loss)	(22,591)	(29,984)	88,608	92,029

Other (income) expense:
Interest expense	7,527	7,343	22,827	22,698
Interest income	(22)	(102)	(33)	(322)
Other	—	714	—	2,803

Income (loss) before provision for income taxes	(30,096)	(37,939)	65,814	66,850
Provision for (benefit from) income taxes	(11,886)	(14,498)	25,998	26,516

Income (loss) from continuing operations before income (loss) from investment in unconsolidated affiliate	$(18,210)	$(23,441)	$39,816	$40,334

Equity in earnings (losses) of unconsolidated affiliate, net of tax	(241)	—	(241)	—

Net income (loss)	$(18,451)	$(23,441)	$39,575	$40,334

Weighted average shares outstanding:
Basic	18,849	18,788	18,838	18,804
Diluted	18,849	18,788	18,901	18,927

Net Income per Share:
Basic	$(0.98)	$(1.25)	$2.10	$2.14
Diluted	$(0.98)	$(1.25)	$2.09	$2.13

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Nine Months Ended
	January 23, 2010	(As Adjusted, See Note 11) January 24, 2009

Cash flows from operating activities:
Net income	$39,575	$40,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	19,882	18,196
Amortization of development costs	4,191	4,593
Loss from unconsolidated affiliate	241	—
Amortization of debt fees and other	1,642	1,529
Share-based compensation expense	3,033	3,192
Deferred taxes	6,071	6,860
Loss on disposal of property, plant and equipment	275	484
Non-cash convertible debt deferred financing costs	9,696	8,932
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Change in amounts sold under receivables securitization, net	—	(3,000)
Accounts receivable	8,773	13,318
Inventories	23,277	16,800
Deferred catalog costs	4,918	(4,590)
Prepaid expenses and other current assets	5,903	11,259
Accounts payable	(32,400)	(18,260)
Accrued liabilities	5,248	4,488

Net cash provided by operating activities	100,325	104,135

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(11,700)	—
Additions to property, plant and equipment	(8,494)	(7,730)
Proceeds from disposal of discontinued operations	800	2,485
Investment in product development costs	(6,679)	(6,152)
Proceeds from disposal of property, plant and equipment	2,083	192
Investment in non-controlling interest	(2,226)	—

Net cash used in investing activities	(26,216)	(11,205)

Cash flows from financing activities:
Proceeds from bank borrowings	304,400	533,800
Repayment of debt and capital leases	(356,803)	(618,467)
Purchase of treasury stock	—	(15,250)
Payment of debt fees and other	(238)	—
Proceeds from exercise of stock options	120	2,692
Excess income tax benefit from exercise of stock options	—	1,519

Net cash used in financing activities	(52,521)	(95,706)

Net decrease in cash and cash equivalents	21,588	(2,776)
Cash and cash equivalents, beginning of period	1,871	4,034

Cash and cash equivalents, end of period	$23,459	$1,258

Supplemental disclosures of cash flow information:
Interest paid	$13,110	$13,059
Income taxes paid	$11,624	$5,539

On November 13, 2009, the Company completed the divestiture of the School Specialty Publishing business unit to Carson-Dellosa Publishing, LLC, a newly-formed business entity. The fair value of the total contribution was $29,438, including cash of $2,226 and net assets of $27,212.

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

Amounts previously reported in Note 15 – Segment Information, have been recasted to conform to the changes in the management and reporting structure of the Company made during the fourth quarter of fiscal 2009. The change in the Company’s reportable segments was a result of changes within the organizational management of the business, efficiencies obtained within the organization, and how the Chief Operating Decision Maker reviews results of the business on a monthly and quarterly basis.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. The Codification was effective for the Company for the interim reporting period ending October 24, 2009. The Company adopted FASB ASC Topic 105 during the second quarter of fiscal 2010. FASB ASC Topic 105 did not have a material impact on the Company’s financial position, results of operations or cash flows.

As of the beginning of fiscal 2010, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 470-20, “Debt with Conversion and Other Options” (“FASB ASC Topic 470-20”). The adoption of FASB ASC Topic 470-20 required an adjustment of convertible debt, deferred taxes, equity, and interest expense and required the Company to adjust previously disclosed condensed consolidated financial statements. As such, certain prior period amounts have been adjusted in the unaudited condensed consolidated financial statements to conform to the current period presentation. (See Note 11 of Notes to Condensed Consolidated Financial Statements.)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted FASB ASC Topic 855 during the first quarter of fiscal 2010, and its application had no impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued.

NOTE 3 – INCOME TAXES

The Company files income tax returns with the U.S., various U.S. states, and foreign jurisdictions. The most significant tax return the Company files is with the U.S. The Company’s tax returns are no longer subject to examination by the U.S. for fiscal years before 2007. The Company has various state tax audits and appeals in process at any given time. During the third quarter of fiscal 2010, a state taxing authority has audited several tax returns of the Company. Potential assessments exist related to a subsidiary for periods prior to its acquisition by the Company. While the Company does not believe it has responsibility for assessments, if any, related to such pre-acquisition periods, it continues to assess any potential exposure.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at January 23, 2010, April 25, 2009 and January 24, 2009, was $913, $913 and $785, respectively, all of which would have an impact on the effective tax rate if recognized. The Company paid approximately $466 ($286 net of federal tax benefits) for resolution of certain state tax issues during the first nine months of fiscal 2009. The Company does not expect any other material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

NOTE 4 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in condensed consolidated shareholders’ equity during the nine months ended January 23, 1010 and January 24, 2009 were as follows:

Shareholders’ equity balance at April 25, 2009 (As Adjusted, See Note 11)	$514,280
Net income	39,575
Share-based compensation	3,033
Issuance of common stock in conjunction with stock option exercises	120
Income tax deficiency from stock options	(248)
Taxes payable on net settlement of stock options	(244)
Foreign currency translation adjustment	8,995

Shareholders’ equity balance at January 23, 2010	$565,511

Shareholders’ equity balance at April 26, 2008 (As Adjusted, See Note 11)	$503,500
Net income	40,334
Share-based compensation	3,192
Issuance of common stock in conjunction with stock option exercises	2,692
Tax benefit on option exercises	5,598
Purchase of treasury shares	(15,250)
Foreign currency translation adjustment	(16,193)

Shareholders’ equity balance at January 24, 2009	$523,873

Comprehensive income for the periods presented in the condensed consolidated statement of operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
		(As Adjusted, See Note 11)		(As Adjusted, See Note 11)
	January 23,	January 24,	January 23,	January 24,
	2010	2009	2010	2009
Net income (loss)	$(18,451)	$(23,441)	$39,575	$40,334
Foreign currency translation adjustment	(800)	849	8,995	(16,193)

Total comprehensive income (loss)	$(19,251)	$(22,592)	$48,570	$24,141

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

NOTE 5 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended January 23, 2010:
Basic and diluted EPS	$(18,451)	18,849	$(0.98)

Three months ended January 24, 2009: (As Adjusted, See Note 11)
Basic and diluted EPS	$(23,441)	18,788	$(1.25)

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Nine months ended January 23, 2010:
Basic EPS	$39,575	18,838	$2.10

Effect of dilutive stock options		18
Effect of non-vested stock units		45

Diluted EPS	$39,575	18,901	$2.09

Nine months ended January 24, 2009: (As Adjusted, See Note 11)
Basic EPS	$40,334	18,804	$2.14

Effect of dilutive stock options		108
Effect of non-vested stock units		15

Diluted EPS	$40,334	18,927	$2.13

The Company had additional stock options outstanding of 1,546 and 1,434 during the nine months ended January 23, 2010 and January 24, 2009, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

The $133,000, 3.75% convertible subordinated notes have no current impact on the Company’s denominator for computing diluted EPS because, although the notes are currently convertible, the average market price of the Company’s stock during the periods presented was less than the initial conversion price per share. See Note 12.

The $200,000, 3.75% convertible subordinated notes have no current impact on the Company’s denominator for computing diluted EPS because conditions under which the notes may be converted have not been satisfied. See Note 12.

NOTE 6 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has three share-based employee compensation plans under which awards were outstanding as of January 23, 2010. On June 10, 1998, the Company’s Board of Directors approved the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), on August 27, 2002 the Company’s Board of Directors approved the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and on June 24, 2008, the Company’s Board of Directors approved the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All plans have been approved by the Company’s shareholders. The purpose of the 1998 Plan, the 2002 Plan and the 2008 Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008. Under the 2002 Plan, the maximum number of equity awards available for grant is 1,500 shares. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

A summary of option activity during the nine months ended January 23, 2010 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 25, 2009	1,630	$32.87	1,067	$32.29
Granted	313	20.29
Exercised	(111)	17.49
Canceled	(277)	33.47

Balance at January 23, 2010	1,555	$31.33	945	$33.69

The following table details supplemental information regarding stock options outstanding at January 23, 2010:

	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding	6.35 years	$945
Options vested and expected to vest	6.26 years	859
Options exercisable	5.00 years	219

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Shares Underlying Price	Weighted- Average Exercise Price
$16.06 - $24.10	447	7.02	$20.68	146	$21.92
$24.11 - $31.58	258	7.07	30.36	132	30.05
$31.59 - $36.82	508	5.10	36.17	462	36.21
$36.83 - $59.84	342	6.81	38.82	205	38.78

	1,555	6.35	$31.33	945	$33.69

Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25 percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, 20 percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. Prior to fiscal 2009, the Company issued new shares of common stock to settle shares due upon option exercise. In fiscal 2009, the Company’s option plans were amended to allow for the net settlement of the exercise price and related employee tax withholding liabilities for non-qualified stock option exercises. For the nine months ended January 23, 2010, approximately 28 new shares were issued upon the exercise of stock options, 73 shares were tendered to satisfy the exercise price, and 10 shares were surrendered to satisfy employee tax liabilities.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

During the first nine months of each of fiscal 2010 and fiscal 2009, the Company granted 78 non-vested stock unit (“NSU”) awards to members of the Company’s management under the 2008 Plan and 2002 Plan, respectively. The NSUs are performance-based and vest at the end of a three-year cycle and will result in the award of shares of Company common stock if targeted metrics are achieved at a threshold level or above. The NSUs will be settled in shares of Company common stock with actual shares awarded ranging from 80% of the target number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The approximate fair value of awards granted during the nine months ended January 23, 2010 and January 24, 2009 is $1,590 and $2,404, respectively, provided the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to performance-based NSU awards on a straight-line basis over the vesting period adjusted for changes in the expected level of performance. During the three months ended January 23, 2010 the Company recognized expense of $222 ($136, net of tax) related to performance-based NSU awards. During the nine months ended January 23, 2010 and January 24, 2009, the Company recognized expense of $334 ($204, net of tax) and $225 ($138, net of tax) related to performance-based NSU awards.

During the first nine months of fiscal 2010 and fiscal 2009, the Company granted 7 time-based NSU awards to independent members of the Company’s Board of Directors with an approximate fair value of $146 and $203, respectively. The awards vest one year from the date of grant and the Company is recognizing share-based compensation expense related to these awards on a straight-line basis over the vesting period. During the three months ended January 23, 2010 and January 24, 2009, the Company recognized $36 ($22, net of tax) and $51 ($31, net of tax), respectively, of expense related to these awards. During the nine months ended January 23, 2010 and January 24, 2009, the Company recognized $119 ($73, net of tax) and $120 ($73, net of tax), respectively, of expense related to these awards.

During the three months ended January 23, 2010 and January 24, 2009, the Company recognized $874 ($616 related to stock options and $258 related to NSU awards) and $802 ($739 related to stock options and $63 related to NSU awards), respectively, in share-based compensation expense, which is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The income tax benefit recognized related to share-based compensation expense was $339 and $286 for the three months ended January 23, 2010 and January 24, 2009, respectively.

During the nine months ended January 23, 2010 and January 24, 2009, the Company recognized $3,033 ($2,580 related to stock options and $453 related to NSU awards) and $3,192 ($2,847 related to stock options and $345 related to NSU awards), respectively, in share-based compensation expense, which is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The income tax benefit recognized related to share-based compensation expense was $1,185 and $1,150 for the nine months ended January 23, 2010 and January 24, 2009, respectively. The Company recognizes share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards. During the nine months ended January 23, 2010 and January 24, 2009, total unrecognized share-based compensation expense related to stock options was $4,711 and $6,589, net of estimated forfeitures, and total unrecognized share-based compensation expense related to NSUs was $1,146 and $859, which the Company expects to recognize over a weighted average period of approximately 2.4 years.

There were no options granted during the three months ended January 23, 2010. The weighted average fair value per share of options granted during the three months ended January 24, 2009 was $5.91. The weighted average fair value per share of options granted during the nine months ended January 23, 2010 and January 24, 2009 was $7.26 and $9.20, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	January 23,	January 24,	January 23,	January 24,
	2010	2009	2010	2009
Average-risk free interest rate	n/a	2.47%	2.89%	3.34%
Expected volatility	n/a	28.05%	33.11%	27.04%
Expected term	n/a	5.5 years	5.5 years	5.5 years

	For the Three Months Ended		For the Nine Months Ended
	January 23,	January 24,	January 23,	January 24,
	2010	2009	2010	2009
Total intrinsic value of stock options exercised	$372	$10	$780	$15,263
Cash received from stock option exercises	$45	$45	$120	$2,692
Income tax deficiency/benefit from the exercise of stock options	$89	$4	$(248)	$5,922

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

January 23, 2010	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,141	$(17,413)	$18,728
Publishing rights (15 to 25 years)	106,510	(21,437)	85,073
Non-compete agreements (3.5 to 10 years)	7,110	(5,663)	1,447
Tradenames and trademarks (10 to 30 years)	3,024	(792)	2,232
Order backlog and other (less than 1 to 13 years)	9,654	(1,800)	7,854
License agreement (10 years)	12,700	(1,282)	11,418

Total amortizable intangible assets	175,139	(48,387)	126,752

Non-amortizable intangible assets:
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	40,697	—	40,697

Total intangible assets	$215,836	$(48,387)	$167,449

April 25, 2009	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$35,837	$(15,553)	$20,284
Publishing rights (15 to 25 years)	106,510	(17,898)	88,612
Non-compete agreements (3.5 to 10 years)	7,110	(5,021)	2,089
Tradenames and trademarks (10 to 30 years)	3,024	(667)	2,357
Order backlog and other (less than 1 to 13 years)	2,634	(1,291)	1,343

Total amortizable intangible assets	155,115	(40,430)	114,685

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$208,512	$(40,430)	$168,082

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

January 24, 2009	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$35,789	$(14,962)	$20,827
Publishing rights (15 to 25 years)	106,510	(16,719)	89,791
Non-compete agreements (4 to 10 years)	7,504	(5,199)	2,305
Tradenames and trademarks (10 to 30 years)	3,024	(627)	2,397
Order backlog and other (2 to 13 years)	2,634	(1,217)	1,417

Total amortizable intangible assets	155,461	(38,724)	116,737

Non-amortizable intangible assets:
Perpetual license agreement	12,700	—	12,700
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	53,397	—	53,397

Total intangible assets	$208,858	$(38,724)	$170,134

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

Intangible amortization expense included in selling, general and administrative expense for the three months ended January 23, 2010 and January 24, 2009 was $2,690 and $2,088, respectively, and $7,833 and $6,305 for the nine months ended January 23, 2010 and January 24, 2009, respectively.

Intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2010 is estimated to be:

Fiscal 2010 (three months remaining)	$2,667
Fiscal 2011	10,532
Fiscal 2012	10,176
Fiscal 2013	9,620
Fiscal 2014	9,339
Fiscal 2015	9,147

The following information presents changes to goodwill during the period beginning January 24, 2009 through January 23, 2010:

Segment	Balance at January 24, 2009	Fiscal 2009 Acquisitions	Adjustments	Balance at April 25, 2009	Fiscal 2010 Acquisitions	Adjustments	Balance at January 23, 2010
Publishing	$266,412	$—	$1,358	$267,770	$3,567	$1,090	$272,427
Educational Resources	264,548	—	—	264,548	—	—	264,548

Total	$530,960	$—	$1,358	$532,318	$3,567	$1,090	$536,975

The Publishing segment adjustments during the period January 24, 2009 to April 25, 2009 of $1,358 are comprised entirely of foreign currency translation adjustments.

The Publishing segment adjustments during the nine months ended January 23, 2010 of $1,090 is comprised of $8,624 of foreign currency translation adjustments less the goodwill associated with the divestiture of the School Specialty Publishing (“SSP”) reporting

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

unit of $7,534, which closed in third quarter of fiscal 2010. The incremental goodwill of $3,567 in the nine months ended January 23, 2010 was related to the acquisition of AutoSkill International, Inc. (“AutoSkill”).

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

During fiscal 2009, the Company experienced a decline in its market capitalization. As of May 1, 2009, the market capitalization was $336,743, compared to the Company’s book value of $496,800 on that date. During the first nine months of fiscal 2010, the Company’s market capitalization increased by $87,175 to $423,918. FASB ASC Topic 350 requires the performance of an interim goodwill impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. After evaluating the movement in its stock price over the third quarter, along with the first six months operating performance, cash flow performance and industry outlook, the Company did not believe any events over the course of the third quarter would require a reconsideration of these impairment testing results.

NOTE 8 – BUSINESS COMBINATIONS

During the second quarter of fiscal 2010, the Company completed the acquisition of AutoSkill for an aggregate purchase price of $11,700. This transaction was funded in cash through borrowings under the Company’s credit facility. AutoSkill is a leading education technology company that provides educators with reading and math intervention solutions for struggling students. This business will be integrated into the Company’s Educator’s Publishing Service business within the Publishing segment. Net assets acquired included $2,075 of current assets, $137 of fixed assets, $7,020 of amortizable intangible assets and $3,567 of goodwill, all of which are deductible for tax purposes. The Company has engaged a third party specialist to assist the Company in the valuation of AutoSkill’s intangible assets. The valuation is preliminary as of the quarter ended January 23, 2010 due to the gathering of additional information relevant to valuation of intangible assets. The preliminary valuation of $7,020 of amortizable intangible assets is made up of internally developed software, customer relationships, trademarks, and patents, which are deductible for tax purposes. The Company expects that the valuation will be finalized in the fourth quarter of fiscal 2010 and the acquired intangible assets of AutoSkill will have a 10 year weighted average useful life. The results of AutoSkill have been included in the accompanying condensed consolidated financial statements since the date of acquisition and would not have had a material effect on the Company’s overall performance on a pro forma basis, and have not had a material effect on the Company’s fiscal 2010 performance.

NOTE 9 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

Investment in unconsolidated affiliate is accounted for under the equity method, and consisted of the following as of January 23, 2010:

	Percent- Owned	Equity Method Investment
Carson- Dellosa Publishing, LLC	35%	$29,197

On November 13, 2009, the Company completed the divestiture of the School Specialty Publishing business unit to Carson-Dellosa Publishing, LLC, a newly-formed business entity. Under the divestiture agreement, the Company combined its publishing unit net assets with those of Cookie Jar Education, Inc. and received a 35% minority equity interest in Carson-Dellosa Publishing. The fair value of the total contribution was $29,438, including cash of $2,226, which was materially consistent with the book value of the Company net assets contributed. In the third quarter of fiscal 2010, the Company assumed $241of loss resulting from its 35% minority equity interest in Carson-Dellosa Publishing, LLC.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses, net of related income taxes, are reflected in “Equity in (losses) earnings of unconsolidated affiliate, net of tax.”

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	January 23,	April 25,	January 24,
	2010	2009	2009
Land	$158	$502	$158
Projects in progress	4,037	6,833	5,095
Buildings and leasehold improvements	29,722	31,605	31,041
Furniture, fixtures and other	102,497	95,506	94,818
Machinery and warehouse equipment	39,248	42,676	42,371

Total property, plant and equipment	175,662	177,122	173,483
Less: Accumulated depreciation	(110,330)	(106,939)	(103,104)

Net property, plant and equipment	$65,332	$70,183	$70,379

Depreciation expense for the three months ended January 23, 2010 and January 24, 2009 was $3,996 and $4,065, respectively, and $12,049 and $11,846 for the nine months ended January 23, 2010 and January 24, 2009, respectively.

NOTE 11 – ADOPTION OF FASB ASC TOPIC 470-20

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following tables reflect the Company’s previously reported amounts, along with the adjusted amounts after adoption of FASB ASC Topic 470-20

(In thousands, except per share)	As Reported	As Adjusted	Effect of Change
Condensed Consolidated Statement of Operations (Unaudited)

Three Months Ended January 24, 2009
Interest expense	$4,304	$7,343	$3,039
Income before provision for income taxes	(34,900)	(37,939)	(3,039)
Provision for income taxes	(13,330)	(14,498)	(1,168)
Net income	(21,570)	(23,441)	(1,871)

Earnings per Share of Common Stock:
Basic	$(1.15)	$(1.25)	$(0.10)
Diluted	(1.15)	(1.25)	(0.10)

Condensed Consolidated Statement of Operations (Unaudited)

Nine Months Ended January 24, 2009
Interest expense	$13,766	$22,698	$8,932
Income before provision for income taxes	75,782	66,850	(8,932)
Provision for income taxes	29,947	26,516	(3,431)
Net income	45,835	40,334	(5,501)

Earnings per Share of Common Stock:
Basic	$2.44	$2.14	$(0.30)
Diluted	2.42	2.13	(0.29)

(In thousands, except per share)	As Reported	As Adjusted	Effect of Change
Condensed Consolidated Balance Sheet (Unaudited)

As of April 25, 2009
Current maturities - long-term debt	$133,682	$127,071	$(6,611)
Long-term debt - less current maturities	266,229	244,586	(21,643)
Net deferred tax liability	65,450	76,304	10,854
Capital paid-in-excess of par value	393,328	435,150	41,822
Retained earnings	279,361	254,939	(24,422)

Condensed Consolidated Balance Sheet (Unaudited)

As of January 24, 2009
Current maturities - long-term debt	$133,664	$125,807	$(7,857)
Long-term debt - less current maturities	227,507	204,008	(23,499)
Net deferred tax liability	65,236	77,281	12,045
Capital paid-in-excess of par value	391,555	433,377	41,822
Retained earnings	290,655	268,144	(22,511)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table provides additional information about the Convertible Notes.

	As of January 23, 2010		As of April 25, 2009
($ and shares in thousands, except conversion prices)	$133 million Convertible Notes	$200 million Convertible Notes	$133 million Convertible Notes	$200 million Convertible Notes
Carrying amount of the equity component	$29,854	$38,052	$29,854	$38,052
Principal amount of the liability component	133,000	200,000	133,000	200,000
Unamortized discount of liability component	2,723	15,835	6,611	21,643
Net carrying amount of liability component	130,277	184,165	126,389	178,357
Remaining amortization period of discount	6 months	22 months	15 months	31 months
Conversion price	$40.00	$51.39	$40.00	$51.39
Number of shares to be issued upon conversion	3,325	3,892	3,325	3,892
Effective interest rate on liability component	8.0%	8.5%	8.0%	8.5%

The following table presents the associated interest cost related to the Convertible Notes, which consists of both the contractual interest coupon and amortization of the discount on the liability component.

	$133 million Convertible Notes		$200 million Convertible Notes
(in thousands)	Nine Months Ended January 23, 2010	Nine Months Ended January 24, 2009	Nine Months Ended January 23, 2010	Nine Months Ended January 24, 2009
Non-cash interest cost (a)	$3,888	$3,592	$5,808	$5,340
Cash interest cost	3,730	3,730	5,610	5,610

(a)	Amounts represent the impact of adoption of FASB ASC Topic 470-20 on interest expense for the nine months ended January 23, 2010 and January 24, 2009, respectively. The related negative impact of adoption on diluted earnings per share for the nine months ended January 23, 2010 and January 24, 2009 is $0.31 and $0.29, respectively.

The full year impact of the adjustment for the fiscal year ended April 25, 2009 reduced diluted earnings per share from $1.83 to $1.44.

NOTE 12 – DEBT

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement matures on February 1, 2011 and provides for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also pays a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at January 23, 2010. The effective interest rate under the credit facility for the third quarter of fiscal 2010 was 43.69%, which includes amortization of the loan origination fees of $151 and commitment fees on unborrowed funds of $206. The effective interest rate under the credit facility for the third quarter of fiscal 2009 was 11.97%, which includes amortization of the loan origination fees of $78 and commitment fees on unborrowed funds of $212. In both quarterly periods, the amount of debt fee amortization in relation to lower outstanding borrowings has a significant impact on the effective rate. The effective interest rate under the credit facility for the first nine months of fiscal 2010 was 3.33%, which includes amortization of the loan origination fees of $344 and commitment fees on unborrowed funds of $494. The effective interest rate under the credit facility for the first nine months of fiscal 2009 was 5.65%, which includes amortization of the loan origination fees of $234 and commitment fees on unborrowed funds of $528. The revolving loan provides for a letter of credit sub-facility of up to $15,000, under which $2,695 was issued and outstanding as of January 23, 2010.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

As January 23, 2010, April 25, 2009 and January 24, 2009, respectively, $0, $51,900 and $13,000 was outstanding on the revolving loan and reflected as non-currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. No borrowings have been made on the term loan since inception.

During 2003, the Company sold an aggregate principal amount of $133,000 of convertible subordinated notes due in 2023. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. The notes carry an annual interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company may be required to make additional payments of interest. The notes became convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share during fiscal 2006 and are recorded as a current liability. Holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. Holders may require the Company to repurchase the notes for cash on August 1, 2010, 2013 and 2018 at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest, if any. No notes have been converted into cash or shares of common stock as of January 23, 2010. The notes are currently redeemable at the option of the Company.

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

The estimated fair value of the Company’s $133,000 and $200,000 convertible subordinated notes at January 23, 2010 was approximately $132,286 and $188,560, respectively and the carrying value was $130,277 and 184,165, respectively. The estimated fair value was determined using Level 2 inputs as described in FASB ASC Topic 825, “Financial Instruments.”

NOTE 13 – SECURITIZATION OF ACCOUNTS RECEIVABLE

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

This two-step transaction was accounted for as a sale of receivables under the provision of FASB ASC Topic 860, “Transfers and Servicing” and FASB ASC Topic 405-20, “Liabilities”. At January 24, 2009, $47,000 was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from the condensed consolidated balance sheets as of that date. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $715 for three months ended January 24, 2009, and $2,799 for the nine months ended January 24, 2009, and are included in other expenses in the condensed consolidated statement of operations for those periods. Supplemental information related to the accounts receivable securitization transactions is provided below. Proceeds under accounts receivable securitization and collections as servicer of receivables sold have been netted in the accompanying consolidated statements of cash flows under the caption, “Change in amounts sold under receivables securitization, net.”

Nine Months Ended
January 24, 2009
Proceeds under accounts receivable securitization	$415,263
Collections as servicer of receivables sold	(418,263)

Retained interest in gross accounts receivable at end of period	$69,418
Cash flows from retained interests	367,105

NOTE 14 – RESTRUCTURING

The Company accounts for restructuring costs associated with the closure or disposal of distribution centers in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligation.” During the second quarter of fiscal 2009, the Company recorded $1,670 of expenses primarily related to severance, facility costs and impairment of non-facility related fixed assets associated with the closing of the Company’s Lyons, New York distribution center. In addition, the Company classified the real property and building assets of the Lyons facility center as held for sale as of October 25, 2008 and reflected the assets under the caption “Prepaid expense and other current assets” in the condensed consolidated balance sheet as of that date. During the third quarter of fiscal 2009, the Company recorded $1,343 of severance expense related to the elimination of approximately 160 positions across the Company. As of January 24, 2009, there was $1,540 of accrued restructuring costs for the severance and distribution center closing recorded in other current liabilities on the accompanying condensed consolidated balance sheet. As of January 23, 2010, the Company has no restructuring costs recorded on the condensed consolidated balance sheet. In the second quarter of fiscal 2010, the Company sold the Lyons facility for $2,083, which is reflected as cash flows from investing activities in the condensed consolidated statements of cash flows.

NOTE 15 – SEGMENT INFORMATION

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Revenue:
Educational Resources	$81,984	$96,698	$546,791	$615,234
Publishing	21,007	24,948	233,573	275,865
Corporate and intercompany eliminations	135	64	(725)	(289)

Total	$103,126	$121,710	$779,639	$890,810

Operating income (loss) and income (loss) before provision for income taxes:
Educational Resources	$(4,085)	$(4,771)	$60,089	$56,342
Publishing	(10,284)	(13,510)	53,882	67,369
Corporate and intercompany eliminations	(8,222)	(11,703)	(25,363)	(31,682)

Operating income (loss)	(22,591)	(29,984)	88,608	92,029
Interest expense and other	7,505	7,955	22,794	25,179

Income (loss) before provision for income taxes	$(30,096)	$(37,939)	$65,814	$66,850

			January 23, 2010	January 24, 2009
Identifiable assets (as of quarter end):
Educational Resources			$420,220	$475,598
Publishing			520,236	532,999
Corporate and intercompany eliminations			122,099	43,603

Total			1,062,555	1,052,200

	Three Months Ended		Nine Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Depreciation and amortization of intangible assets and development costs:
Educational Resources	$1,713	$1,603	$5,293	$5,077
Publishing	3,164	3,206	11,657	10,654
Corporate	2,487	2,412	7,124	7,058

Total	7,364	7,221	24,074	22,789

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$75	$615	$665	$1,254
Publishing	7,269	2,221	18,875	6,560
Corporate	1,810	1,875	7,440	6,068

Total	9,154	4,711	26,980	13,882

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

During the first nine months of fiscal 2010, revenue decreased 12.5% as compared to the first nine months of fiscal 2009. The Educational Resources and Publishing segments experienced revenue declines in the first nine months of fiscal 2010 of 11.1% and 15.3% respectively. The revenue declines in both the Educational Resources and Publishing segment were attributable to the current macroeconomic conditions which have created uncertainty in the school districts related to state budget funding levels, which, in turn, has led to a cautious spending approach by our customers. Within the Educational Resources segment, this cautious approach has been especially true in the furniture product lines which has accounted for well over one-half of the segment’s revenue decline. The Company expects the softness in the furniture market to continue as independent sources are forecasting a decline of 15% to 20% in upcoming new school construction projects.

Gross margin increased 100 basis points to 42.1% for the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009. The increased gross margin was related to improvements in both the Educational Resources segment and Publishing segment gross margins, which were partially offset by unfavorable product mix between segments. The gross margin improvements within the Educational Resources segment were driven primarily by pricing and product costing initiatives. Going forward, the Company expects gross margin improvements within the Educational Resources segment to be less than the improvements experienced in fiscal 2010. The gross margin improvement within the Publishing segment was related to product mix.

Selling, general and administrative expenses (“SG&A”) decreased 10 basis points as a percent of revenue in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009. The decrease in SG&A is due to cost cutting initiatives primarily associated with the consolidation of operating activities. The Company’s current full-time staffing is down approximately 230 individuals as compared to last year’s third quarter.

Operating income was $88.6 million in the first nine months of fiscal 2010, a decrease of $3.4 million from the prior year’s comparable period. Net Income was $39.6 million in the first nine months of fiscal 2010, a decrease of $0.7 million from the prior year.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues for the three and nine months ended January 23, 2010 and January 24, 2009:

	Three Months Ended		Nine Months Ended
		(As Adjusted, See Note 11)		(As Adjusted, See Note 11)
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	58.9	64.4	57.9	58.9

Gross profit	41.1	35.6	42.1	41.1
Selling, general and administrative expenses	63.0	60.2	30.7	30.8

Operating income (loss)	(21.9)	(24.6)	11.4	10.3
Interest expense, net	7.3	6.0	2.9	2.5
Other expense	—	0.6	—	0.3

Income (loss) before provision for income taxes	(29.2)	(31.2)	8.5	7.5
Provision for income (loss) taxes	(11.5)	(11.9)	3.4	3.0
Income (loss) from continuing operations before income (loss) from investment in unconsolidated affiliate	(17.7)	(19.3)	5.1	4.5
Equity in earnings (losses) of unconsolidated affiliate, net of tax	(0.2)	—	—	—

Net income (loss)	(17.9)%	(19.3)%	5.1%	4.5%

Three months Ended January 23, 2010 Compared to Three months Ended January 24, 2009

Revenue

Revenue decreased 15.3% from $121.7 million for the three months ended January 24, 2009 to $103.1 million for the three months ended January 23, 2010.

Educational Resources segment revenue decreased 15.2% from $96.7 million for the three months ended January 24, 2009 to $82.0 million for the three months ended January 23, 2010. Revenue amounts for both periods are comprised solely of sales to external parties. The decline in Educational Resources segment revenue was comprised of a decline of approximately $4 million, or approximately 7%, in the administrator and educator supplies product lines and a decline of approximately $11 million, or approximately 27%, in the furniture product line. These declines were primarily attributable to schools and teachers continuing to take a cautious approach to spending in light of the current economic conditions which the Company believes have negatively impacted school purchasing decisions. The furniture market remains the market most impacted by budget cuts as school construction and modernization projects have been cancelled or delayed due to the current economic conditions. This is evidenced by industry data which projects a 15% to 20% drop in new school construction.

Publishing segment revenue decreased by 15.8% from $24.9 million for the three months ended January 24, 2009 (which includes $0.1 million of intersegment revenue) to $21.0 million for the three months ended January 23, 2010 (which includes $0.0 million of intersegment revenue). During the quarter, the Publishing segment did generate an incremental $3.3 million in revenue that related to the Company’s second quarter acquisition of AutoSkill International, Inc. Offsetting the incremental revenue from AutoSkill was a $3.6 million decline in revenue attributable to the divestiture of the Company’s retail trade book business, School Specialty Publishing. Approximately $0.5 million of the decline in Publishing segment revenue was due to the decrease in state adoption revenue of the Company’s curriculum-based products, primarily in the state of California, which the Company had anticipated would occur. The remaining decrease was attributable to the continued softness in both curriculum-based products and supplemental materials which the Company believes is related to the continued cautious approach on spending decisions, as school districts are deferring their purchasing decisions.

Gross Profit

Gross profit decreased 2.1% from $43.3 million for the three months ended January 24, 2009 to $42.4 million for the three months ended January 23, 2010. The decrease in consolidated revenue resulted in the decline in gross profit, which was partially offset by increased gross margin. Gross margin increased 550 basis points from 35.6% for the three months ended January 24, 2009 to 41.1% for the three months ended January 23, 2010. The increase was related to improved gross margins in both the Educational Resources and the Publishing segments.

Educational Resources segment gross profit decreased $3.1 million from $33.1 million for the three months ended January 24, 2009 to $30.0 million for the three months ended January 23, 2010. The decrease in segment revenue resulted in the decline in gross profit, which was partially offset by increased gross margin. Gross margin increased 230 basis points from 34.3% for the three months ended January 23, 2009 to 36.6% for the three months ended January 23, 2010. Approximately 130 basis points of the increase in gross margin was related to net price increases in excess of product cost increases as the segment executed on its initiatives to better align its pricing structure with product costs. The remaining increase in gross margin was due primarily to a product mix shift towards administrator and educator supplies products within the Educational Resources segment which carry higher gross margins than furniture products.

Publishing segment gross profit increased $2.3 million from $9.6 million for the three months ended January 24, 2009 to $11.9 million for the three months ended January 23, 2010 despite a decline in revenue. The increased gross profit was attributable to a gross margin increase of 1,830 basis points from 38.3% for the three months ended January 24, 2009 to 56.6% for the three months ended January 23, 2010. Approximately 1,500 basis points of the increase in gross margin is related to product mix. This mix shift was related primarily to the incremental revenue from the AutoSkill acquisition, which generates higher gross margin due to the software nature of the products, offsetting the revenue decline resulting from the lower margin School Specialty Publishing unit divestiture. In addition, certain product promotion charges within the science unit negatively impacted gross margin by approximately 350 basis points in fiscal 2009.

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

As a percent of revenue, SG&A increased from 60.2% for the three months ended January 24, 2009 to 63.0% for the three months ended January 23, 2010. SG&A decreased $8.3 million from $73.3 million in the third quarter of fiscal 2009 to $65.0 million in the third quarter of fiscal 2010. Approximately $1.7 million of the SG&A savings in the third quarter is related to compensation related decisions during the year including suspension of a Company 401(k) match, reduction in incentives, and furloughs for all associates. SG&A attributable to the Educational Resources and Publishing segments decreased a combined $4.7 million and Corporate SG&A decreased $3.6 million in the third quarter as compared to last year’s third quarter. The decrease in Corporate SG&A, is related primarily to $0.7 million of the above-mentioned compensation related decisions made by management and $1.7 million of facility shutdown costs for the Lyons, New York distribution center included in last year’s third quarter. The remaining Corporate SG&A decrease was related primarily to the lower compensation and benefits costs, from headcount reductions.

Educational Resources segment SG&A decreased $3.8 million, or 10.0%, from $37.9 million for the three months ended January 24, 2009 to $34.1 million for the three months ended January 23, 2010. The segment experienced a decrease of approximately $1 million in its variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues. The segment’s portion of the consolidated quarterly savings related to the above-mentioned compensation related decisions was approximately $0.6 million. The remaining decrease in segment SG&A is a result of compensation savings resulting from headcount reductions associated with operational consolidations and restructuring, and other cost control initiatives. Educational Resources segment SG&A increased as a percent of revenues from 39.2% for the three months ended January 24, 2009 to 41.6% for the three months ended January 23, 2010. The increase in SG&A as a percent of revenue was attributable to fixed SG&A costs being spread over a lower revenue base.

Publishing segment SG&A increased as a percent of revenues from 92.5% for the three months ended January 24, 2009 to 105.5% for the three months ended January 23, 2010. Publishing segment SG&A decreased $0.9 million, or 3.9%, from $23.1 million for the three months ended January 24, 2009 to $22.2 million for the three months ended January 23, 2010. The decrease in Publishing segment SG&A was attributable primarily to approximately $1 million in its variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues. The segment’s portion of the consolidated quarterly savings related to the above-mentioned compensation related decisions was approximately $0.4 million. The impact on the Publishing segment SG&A from the divestiture of the School Specialty Publishing business unit and the acquisition of AutoSkill resulted in an additional $0.4 million of expense in the third quarter of fiscal 2010 as compared to fiscal 2009. The increase in SG&A as a percentage of revenue is due to the base non-variable costs in comparison to decreased revenues.

Interest Expense

On April 26, 2009, the Company adopted FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” Net interest expense including the impact of the adoption of FASB ASC Topic 470-20 was $7.5 million for the three months ended January 23, 2010 compared to $7.2 million for the three months ended January 24, 2009. The non-cash interest related to the adoption of FASB ASC Topic 470-20 was $3.3 million in the third quarter of fiscal 2010 as compared to $3.0 million in the third quarter of fiscal 2009, as adjusted for FASB ASC Topic 470-20.

Net interest expense excluding the adoption of FASB ASC Topic 470-20 remained constant at $4.2 million for the three months ended January 24, 2009 and January 23, 2010. Net interest expense remained constant even though average outstanding borrowings decreased approximately $8.5 million in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009, which would result in less interest expense but was offset by increased debt amortization fees. The decrease in the Company’s average borrowings is primarily related to the expiration of the Company’s securitization facility on January 28, 2009 offset by free cash flow generated in the previous 12 months. The overall effective borrowing rate was relatively flat at 4.76% in the third quarter of fiscal 2010 as compared to an effective borrowing rate of 4.64% in the third quarter of fiscal 2009.

Other Expense

Other expense, which consisted of the discount and loss on the accounts receivable securitization, was $0 in the third quarter of fiscal 2010, compared to $0.7 million in the third quarter of fiscal 2009. This decrease was due to the non-renewal of the Company’s securitization facility, which expired on January 28, 2009.

Provision for (Benefit From) Income Taxes

Benefit from income taxes decreased $2.6 million from a benefit of $14.5 million in the third quarter of fiscal 2009 to a benefit of $11.9 million in the third quarter of fiscal 2010. This decrease was primarily due to a decreased pre-tax loss for the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009. The effective income tax rate increased 130 basis points from 38.2% for the three months ended January 24, 2009 to 39.5% for the three months ended January 23, 2010.

The effective income tax rate of 39.5% exceeds the federal statutory rate of 35% primarily due to foreign income that is taxed at higher rates than domestic income, along with state taxes.

Nine Months Ended January 23, 2010 Compared to Nine Months Ended January 24, 2009

Revenue decreased 12.5% from $890.8 million for the nine months ended January 24, 2009 to $779.6 million for the nine months ended January 23, 2010.

Educational Resources segment revenue decreased 11.1% from $615.2 million for the nine months ended January 24, 2009 to $546.8 million for the nine months ended January 23, 2010. Revenue amounts for both periods are comprised solely of sales to external parties. The decline in Educational Resources segment revenue was comprised of a decline of approximately $27 million, or approximately 7%, in the administrator and educator supplies product lines and a decline of approximately $41 million, or approximately 17%, in the furniture product lines. These declines were most directly attributable to the ongoing weakened economic conditions which we believe have negatively impacted school purchasing decisions. This has been particularly noticeable in those states which have been more seriously affected by the economic decline, such as California, Florida, Illinois, and Michigan. The larger decline in the furniture product line is reflective that those purchases are more discretionary in nature.

Publishing segment revenue decreased by 15.3% from $275.9 million for the nine months ended January 24, 2009 (which includes $0.8 million of intersegment revenue) to $233.6 million for the nine months ended January 23, 2010 (which includes $1.2 million of intersegment revenue). Approximately $21 million of the decline in Publishing segment revenue was due to the decrease in state adoption revenue of the Company’s curriculum-based products, primarily in the state of California, which the Company had anticipated would occur. The remaining decrease was attributable to the impact that the downturn in the general economic conditions has had on school districts’ spending decisions. The Company is seeing school districts delaying some purchasing decisions on large curriculum orders in light of these economic conditions. Incremental revenue from the Company’s acquisition of AutoSkill was $4.6 million which was substantially offset by a decline of $3.6 million related to the Company’s divestiture of its retail trade book business, School Specialty Publishing.

Gross Profit

Gross profit decreased 10.4% from $366.4 million for the nine months ended January 24, 2009 to $328.3 million for the nine months ended January 23, 2010. The decrease in consolidated revenue resulted in $45.7 million decline in gross profit had consolidated gross margin remained constant. The increase in consolidated gross margin of 100 basis points increased gross profit by $7.9 million. Gross margin increased 100 basis points from 41.1% for the nine months ended January 24, 2009 to 42.1% for the nine months ended January 23, 2010. The increased gross margin was related to improved gross margins within both the Educational Resources and Publishing segments. The increased gross margin within the segments has more than offset approximately 20 basis points of gross margin decline due to a shift in the revenue mix between segments. The Publishing segment, which generates a higher gross margin than the Educational Resources segment, accounted for 30.0% of the consolidated revenue in the third quarter of fiscal 2010 compared to 31.0% of the consolidated revenue in the third quarter of fiscal 2009.

Educational Resources segment gross profit decreased $14.9 million from $210.4 million for the nine months ended January 24, 2009 to $195.5 for the nine months ended January 23, 2010. The decrease in gross profit was related to the revenue decline, partially offset by higher gross margins. The increase in gross margin of 160 basis points from 34.2% for the nine months ended January 24, 2009 to 35.8% for the nine months ended January 23, 2010 increased gross profit by $8.5 million. Approximately 140 basis points of the increase in gross margin is related to net price increases in excess of product costs. Lower direct transportation costs related to decreases in fuel costs, contributed another 10 basis points of gross margin improvement. In addition, a shift in product mix to the higher margin administrator and educator supplies products has improved gross margin by 10 basis points.

Publishing segment gross profit decreased $22.7 million from $153.7 million for the nine months ended January 24, 2009 to $130.9 million for the nine months ended January 23, 2010. The decrease in segment revenue resulted in approximately $23.6 million of the decline in gross profit had segment gross margin remained constant. The increase in gross margin of 40 basis points from 55.7% for the nine months ended January 24, 2009 to 56.1% for the nine months ended January 23, 2010 increased gross profit by $0.9 million. The increase in gross margin is a result of favorable product mix within the segment. The favorable mix is primarily related to the incremental revenue from the AutoSkill acquisition substantially offsetting the revenue decline from the School Specialty Publishing divestiture.

Selling, General and Administrative Expenses

As a percent of revenue, SG&A decreased from 30.8% for the nine months ended January 24, 2009 to 30.7% for the nine months ended January 23, 2010. SG&A decreased $34.7 million from $274.4 million in the first nine months of fiscal 2009 to $239.7 million in the first nine months of fiscal 2010. Approximately $5.9 million of the SG&A reduction is attributable to compensation related decisions during the year including suspension of a Company 401(k) match, reduction in incentives, and a furlough for all employees. SG&A attributable to the Educational Resources and Publishing segments decreased a combined $27.8 million and Corporate SG&A decreased $6.9 million in the first nine months of fiscal 2010 as compared to last year’s first nine months. Of the $6.9 million decrease in Corporate SG&A, approximately $3.0 million is related to the above-mentioned compensation related decisions made by management and approximately $1.7 million of the decrease in Corporate SG&A was related to the prior year charge for the closing of the Lyons, New York distribution center. The remaining Corporate SG&A decrease was related primarily to the lower compensation and benefit costs, associated with headcount reductions.

Educational Resources segment SG&A decreased as a percent of revenues from 25.0% for the nine months ended January 24, 2009 to 24.8% for the nine months ended January 23, 2010. Educational Resources segment SG&A decreased $18.6 million, or 12.1%, from $154.1 million for the nine months ended January 24, 2009 to $135.4 million for the nine months ended January 23, 2010. The segment experienced a decrease of approximately $8 million in its variable SG&A costs such as transportation, warehousing, and selling expenses associated with decreased revenues. The segment’s portion of the savings from the above-mentioned compensation related decisions was approximately $1.6 million. The remaining decline was related primarily to the compensation savings associated with the headcount reductions associated with operational consolidations and restructuring, partially offset by severance and approximately $1.7 million of incremental spend on marketing initiatives.

Publishing segment SG&A increased as a percent of revenues from 31.3% for the nine months ended January 24, 2009 to 33.0% for the nine months ended January 23, 2010. Publishing segment SG&A decreased $9.2 million, or 10.7%, from $86.3 million for the nine months ended January 24, 2009 to $77.1 for the nine months ended January 23, 2010. The decrease in the Publishing segment SG&A was attributable to approximately $5 million of a decrease in its variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues. The segment’s portion of the savings from the above-mentioned compensation related decisions was approximately $1.3 million. The segment experienced a decrease of approximately $1.2 million in its marketing initiatives. The remaining reduction is related primarily to compensation savings associated with headcount reductions. The increase in SG&A as a percentage of revenue is due to the base non-variable costs in comparison to decreased revenues.

Interest Expense

On April 26, 2009, the Company adopted FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” Net interest expense including the impact of the adoption of FASB ASC Topic 470-20 was $22.8 million for the nine months ended January 23, 2010 compared to $22.4 million for the nine months ended January 24, 2009. The non-cash interest related to the adoption of FASB ASC Topic 470-20 was $9.7 million in the nine months of fiscal 2010 as compared to $8.9 million in the first nine months of fiscal 2009, as adjusted for FASB ASC Topic 470-20.

Net interest expense excluding the adoption of FASB ASC Topic 470-20 decreased $0.4 million from $13.5 million for the nine months ended January 24, 2009 to $13.1 for the nine months ended January 23, 2010. Approximately $0.8 million of the decrease in interest expense was due to a reduction in the overall effective borrowing rate of 4.2% in the first nine months of fiscal 2010 as compared to an effective borrowing rate of 4.5% in the first nine months of fiscal 2009. Partially offsetting this decrease was incremental interest expense of $0.4 million related to an increase of approximately $11.9 million in average outstanding borrowings in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009. The increase in the Company’s average borrowings is primarily related to the expiration of the Company’s securitization facility on January 28, 2009, partially offset by free cash flow generated in the previous 12 months.

Other Expense

Other expense, which consisted of the discount and loss on the accounts receivable securitization, was $0 in the first nine months of fiscal 2010, compared to $2.8 million in the first nine months of fiscal 2009. This decrease was due to the non-renewal of the Company’s securitization facility, which expired on January 28, 2009.

Provision for Income Taxes

Provision for income taxes decreased $0.5 million primarily due to lower pre-tax income. The effective income tax rate decreased 20 basis points from 39.7% for the nine months ended January 24, 2009 to 39.5% for the nine months ended January 23, 2010.

The effective income tax rate of 39.5% exceeds the federal statutory rate of 35.0% primarily due to foreign income that is taxed at higher rates than domestic income, along with state taxes.

Liquidity and Capital Resources

At January 23, 2010, the Company had working capital of $30.0 million. The Company’s capitalization at January 23, 2010 was $894.4 million and consisted of total debt of $328.9 million and shareholders’ equity of $565.5 million.

The Company’s credit facility matures on February 1, 2011 and provides for $350.0 million of revolving loan availability and $100.0 million incremental term loan availability. There were no amounts outstanding as of January 23, 2010 under the revolving and incremental term loans. The credit facility is secured by substantially all of the Company’s assets and contains certain financial and other covenants. During the first nine months of fiscal 2009, the Company borrowed under its credit facility primarily to meet seasonal working capital requirements. The Company’s borrowings are usually significantly higher during the first two quarters of its fiscal year to meet the working capital requirements of the Company’s peak selling season. As of January 23, 2010, the Company’s effective interest rate on borrowings under its credit facility was zero due to no outstanding borrowings under the credit facility. During the nine months ended January 23, 2010, the Company paid commitment fees on unborrowed funds under the credit facility of $0.5 million and amortized loan origination fee costs of $0.3 million related to the credit facility. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at January 23, 2010.

The Company’s $133.0 million, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. The notes are recorded as a current liability. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. Holders may require the Company to repurchase the notes for cash on August 1, 2010, 2013 and 2018 at a repurchase price equal to 100% of their accreted principal amount, plus accrued and unpaid interest, if any. No notes have been converted into cash or shares of common stock as of January 23, 2010. The notes are currently redeemable at the option of the Company.

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

Net cash provided by operating activities decreased $3.8 million to $100.3 million in the first nine months of fiscal 2010 as compared to $104.1 million provided in the first nine months of fiscal 2009. The decrease in cash provided by operating activities was related primarily to a decline in year-over-year working capital improvements, particularly for accounts payable, net of inventory changes. This is attributable to the timing of inventory purchases and related payments. In addition, cash provided from accounts receivable was down $1.5 million, net of securitization, due to the decreased revenue partially offset by strong collection efforts.

Net cash used in investing activities for the first nine months of fiscal 2010 was $26.2 million as compared to $11.2 million for the first nine months of fiscal 2009. The increase in cash used in investing activities was primarily attributable to the AutoSkill acquisition purchase price of $11.7 million. In the first nine months of fiscal 2009, the Company received $2.5 million attributable to the notes received as part of the School Specialty Media sale, as compared to $0.8 million in the first nine months of fiscal 2010. Additions to property, plant and equipment increased $0.8 million from the nine months of fiscal 2009 to $8.5 million in the first nine months of fiscal 2010 as a result of spending related to the implementation of the Company’s ERP system. Product development spending increased $0.5 million in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009. This increase is attributable to the Company’s ongoing investment in the development of curriculum-based products. The Company received $2.0 million during the first nine months of fiscal 2010 attributable to the sale of the Lyons facility. The Company contributed cash and its School Specialty Publishing business unit assets to a newly formed business, Carson-Dellosa Publishing, LLC, in exchange for a 35% minority interest. Cookie Jar Education simultaneously contributed all of its business unit assets to Carson-Dellosa Publishing, LLC in exchange for the remaining 65% interest.

Net cash used in financing activities decreased $43.2 million from $95.7 million in the first nine months of fiscal 2009 to $52.5 million in the first nine months of fiscal 2009. Approximately $22.2 million of the decline in net cash used in investing activities is related to the Company’s increased cash balance in the first nine months of fiscal 2010. The Company had repaid $51.9 million on its revolving credit facility, in the first nine months of fiscal 2010, reducing the outstanding balance to zero. The net of operating and investing cash flows generated in the first nine months of fiscal 2010 were in excess of the amounts outstanding on the revolving credit facility and led to the increased cash balances. In addition, the Company repurchased $15.3 million of its common stock in the first nine months of fiscal 2009 as compared to no stock repurchases in the first nine months of fiscal 2010.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the foreseeable future.

Off Balance Sheet Arrangements

Our accounts receivable securitization facility expired on January 28, 2009 and the Company elected not to renew the agreement due to the significant cost increases in accounts receivable asset-backed securities markets compared to the costs of other sources of liquidity available to the Company. At January 24, 2009, $47.0 million was advanced under the accounts receivable securitization and accordingly, that amount of accounts receivable has been removed from the Company’s consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the nine months ended January 24, 2009 was $2.8 million. These costs are included in other expenses in the Company’s consolidated statements of operations.

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

Inflation

Inflation, particularly in fuel and other oil-related costs, has had and could continue to have and is expected to have an effect on our results of operations and our internal and external sources of liquidity.

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

Changes in Internal Control

During the fiscal quarter ended January 23, 2010, the Company completed the third phase of the implementation of a common enterprise resource planning platform. As a result, the business unit included in this third phase of the implementation will be more closely aligned with standardized corporate processes and internal control used throughout the Company. After this third phase of the enterprise resource planning platform implementation, approximately 90% of the Company’s future consolidated revenues and related transactions will be processed within the framework of the newly implemented system.

Except for the preceding change, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the second quarter of fiscal 2010, the Company reached a settlement of potential compliance claims with the United States Environmental Protection Agency (“EPA”) related to the alleged unauthorized distribution during fiscal 2008 of certain product offerings containing an anti-microbial agent. The amount of the settlement with the EPA was $0.2 million, which the Company has accrued as of January 23, 2010. The liability is recorded in the “Other Liabilities” in the consolidated balance sheet as of January 23, 2010. The Company believes the matter to be closed.

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

SCHOOL SPECIALTY, INC.
(Registrant)

February 24, 2010	/S/ DAVID J. VANDER ZANDEN
Date	David J. Vander Zanden
Chief Executive Officer
(Principal Executive Officer)

February 24, 2010
Date	/S/ DAVID N. VANDER PLOEG
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