Form 10-K
period 2010-04-24
SCHOOL SPECIALTY INC
filed 2010-06-25
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended April 24, 2010

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of October 23, 2009, was approximately $432,783,292. As of June 11, 2010, there were 18,859,892 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2010 are incorporated by reference into Part III.

PART I

Item 1.	Business

Unless the context requires otherwise, all references to “School Specialty,” the “Company,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. Our fiscal year ends on the last Saturday in April of each year. In this Annual Report on Form 10-K (“Annual Report”), we refer to fiscal years by reference to the calendar year in which they end (e.g., the fiscal year ended April 24, 2010, is referred to as “fiscal 2010”).

Company Overview

School Specialty is a leading education company serving the pre-kindergarten through twelfth grade (“preK-12”) market with innovative and value-added instructional solutions that address the full spectrum of educational needs, from basic school supplies to standards-based curriculum solutions. The Company offers its products through two operating groups: Accelerated Learning Group, formerly called Publishing, and Educational Resources. The Accelerated Learning Group provides core and supplemental curriculum programs that help educators deepen students’ subject matter understanding and accelerate the speed of learning. The group intends to expand its portfolio of instructional programs, combining print-based and digital instructional and assessment tools to deliver value to educators and build competitive advantages in the marketplace. The Educational Resources group offers educators the broadest range and deepest assortment of basic school supplies, supplemental learning products, classroom equipment and furniture available from a single supplier. That positioning creates competitive advantages in the ability to aggregate products and deliver materials in cross curricular and educational category kits. The group further differentiates itself through proprietary product development activities that result in innovative approaches to early childhood and student learning. In addition, a suite of professional services provides school administrators with time- and money-saving options in efficient supply chain management, back-to-school logistics and construction management services.

Across both groups, we reach our customers through the industry’s largest sales force of approximately 550 professionals, 18.5 million catalogs, and our proprietary e-commerce websites. In fiscal 2010, we believe we sold products to approximately 70% of the estimated 130,000 schools in the United States and we believe we reached a majority of the 3.8 million teachers in those schools. For fiscal 2010 we generated revenues of $896.7 million.

The following is a more complete description of our two operating groups, or segments. Financial information about our segments, as well as geographic information, is included in Note 16 under Item 8, Financial Statements and Supplementary Data.

Accelerated Learning Group Segment Our Accelerated Learning Group segment is a PreK-12 curriculum-based publisher of proprietary and nonproprietary products and services supporting the following areas:

•	Science

•	Math

•	Reading and Math Intervention

•	Planning and Student Development

•	Coordinated School Health

Products in our Accelerated Learning Group segment are typically sold to teachers, curriculum specialists and other educators with direct responsibility for advancing student outcomes.

Accelerated Learning Group develops standards-based curriculum products, supplemental curriculum materials, instructional programs and student assessment tools. Its offerings are both comprehensive and targeted to address specific learning needs, drive improved student performance, engage learners and accelerate the learning process. A team of more than 60 product development associates create and work with an impressive stable of outside developers, authors, co-publishing strategic partners and consultants to develop educational products and solutions that satisfy curriculum standards and improve classroom teaching effectiveness.

Our product portfolio is guided by K-12 curriculum standards, which can vary by state, but there is a consistency that allows for the creation of nationally marketed programs with the occasional customized development of state-specific curriculum solutions. We believe our Accelerated Learning Group operating segment provides a very broad collection of educational programs that effectively combines supplemental curriculum solutions, academic planning and organization, inquiry based (hands-on) learning, comprehensive learning kits, extensive performance assessments, and consultant-led or web-delivered teacher training.

Our Accelerated Learning Group segment product lines include Wordly Wise 3000®, Premier™ Agendas, Delta Education™, FOSS®, CPO Science™, Frey Scientific®, Educator’s Publishing Service, Academy of Reading®, ThinkMath!TM, MCI®, S.P.I.R.E. ® and SPARK™. Our Accelerated Learning Group products and services accounted for approximately 29% of School Specialty revenues in fiscal 2010.

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

•

The Educator category includes supplemental learning materials, teaching resources, upper-grade-level art supplies, early childhood products, physical education equipment and special needs equipment and classroom technology.

•

The Furniture category includes classroom furniture, library furniture, cafeteria furniture, office furniture, fixed furniture such as bleachers and lockers, as well as construction and project management services.

We believe Educational Resources offers the broadest range and deepest assortment of basic school supplies, supplemental learning products, classroom equipment and furniture available from a single supplier. It also differentiates its offerings through proprietary product development that results in innovative instructional tools and service solutions for the education marketplace. Its ability to provide offerings across a broad range of educational categories, aggregate school purchases, and offer a suite of value-added professional services helps save school administrators’ time and money by providing solutions to supply chain issues, back-to-school logistics and construction management services.

Educational Resources products include both national brands and proprietary branded product. The segment’s well-known proprietary brands include Education Essentials®, Sportime®, Childcraft®, Sax® Arts & Crafts, Califone®, abc®, Abilitations®, School Smart®, Classroom Select™ and Projects by Design®. Educational Resources products and services accounted for approximately 71% of School Specialty revenues for fiscal 2010.

Our acquisition strategy has allowed us to solidify our leading position within the industry, expand our educational content and curriculum development capabilities, enhance our product and technology offerings and broaden our market reach. In addition, our disciplined integration execution has consistently enabled us to reduce redundant costs, increase buying power and consolidate call centers and distribution facilities, resulting in improved profitability for the businesses we have acquired. We remain focused on organic growth and will continue to pursue selective acquisition opportunities that we believe will enhance our position as the leading provider of supplemental educational products and services in the United States and Canada. Our business is highly seasonal, with peak sales levels occurring from June through October coinciding with the onset of traditional new school years.

School Specialty, Inc., founded in October 1959, was acquired by U.S. Office Products in May 1996. In June 1998, School Specialty was spun-off from U.S. Office Products in a tax-free transaction. Our common stock is listed on The Nasdaq Global Select Market under the symbol “SCHS.” In August 2000, we reincorporated from Delaware to Wisconsin. Our principal offices are located at W6316 Design Drive, Greenville, Wisconsin 54942, and our telephone number is (920) 734-5712. Our general website address is www.schoolspecialty.com. You may obtain, free of charge, copies of this Annual Report on Form 10-K as well as our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K (and amendments to those reports) filed with, or furnished to, the Securities Exchange Commission as soon as reasonably practicable after we have filed or furnished such reports by accessing our website at http://www.schoolspecialty.com, selecting “Investors” and then selecting the “SEC Filings” link. Information contained in any of our websites is not deemed to be a part of this Annual Report.

Industry Overview

The United States preK-12 education market is a large industry that has historically exhibited attractive and stable growth characteristics, despite fluctuations in the U.S. economy. For example, during the recessions of 1981-1983, 1991-1992 and 2001-2002, preK-12 education funding in the United States grew at compound annual growth rates (“CAGRs”) of 5.3%, 5.0% and 4.7%, respectively. However, the significant downturn in the general economy over 2008 through 2010 has had a major impact on all sectors of the economy, including education. State budget issues have negatively impacted school funding and, in turn, school spending more severely than in prior recessions. Long term though, we expect total educational expenditures (excluding capital outlays and interest on debt) to continue to rise when state funding returns to more normalized levels. While the current macroeconomic crisis has created an unprecedented reduction in school budgets, spending per student and student enrollment are the two primary drivers of future education expenditures, and each is predicted to rise over the next eight years. Public and private K-12 enrollment is projected to rise from 55.5 million in 2008 to 59.8 million by 2018. Total public school enrollment is projected to set new records each year from 2009 to 2018.

Our focus within the United States preK-12 education market is on supplemental educational products and equipment. Our customers are teachers, curriculum specialists, individual schools and school districts who purchase products and instructional solutions for school and classroom use. We believe that the supplemental educational products and equipment market has generally grown in line with education funding and represented a market in excess of $8.5 billion in 2009.

We believe the supplemental educational products and equipment market is highly fragmented with over 3,000 retail and wholesale companies providing products and equipment, a majority of which are family- or employee-owned, regional companies that generate annual revenues under $10 million. We believe the increasing customer demands for single source suppliers, prompt order fulfillment and competitive pricing are acting as catalysts for industry consolidation. In addition, we believe these factors are more important in today’s economic environment, since school districts are moving toward increased centralization of their purchasing decision-making. This includes an increasing portion of school spending that is done through large purchasing cooperatives. We believe these changes are driving above-average growth in the demand for curriculum- and age-focused instructional and educational products. We believe that these industry trends will have a favorable competitive impact on our business, as we believe we are well positioned to utilize our operational capabilities, educational content and curriculum development expertise, and broad product offering to meet evolving customer demands.

Recent Acquisitions

We have acquired four businesses since May 2005. Purchase prices, net of cash acquired, ranged from $1 million to $270 million.

Fiscal 2010

AutoSkill International, Inc. On August 19, 2009, we completed the acquisition of AutoSkill International, Inc. (“AutoSkill”) for an aggregate purchase price of $12 million. AutoSkill is a leading education technology company that provides educators with reading and math intervention solutions for struggling students. This business has been integrated into the Company’s Educator’s Publishing Service business within the Accelerated Learning Group segment.

Fiscal 2008

Sitton Spelling. On November 30, 2007, we completed the acquisition of Sitton Spelling (“Sitton”) from Egger Publishing, Inc. for an all-cash, aggregate purchase price of approximately $6 million. Sitton offers spelling and word skills programs to help educators in the area of reading intervention. Sitton also has professional development programs for educators through nationwide seminars conducted by independent trainers. This business has been integrated into the Company’s Educator’s Publishing Service business within the Accelerated Learning Group segment.

Fiscal 2006

The Speech Bin, Inc. On December 14, 2005, we acquired certain assets of The Speech Bin, Inc. (“Speech Bin”) for an aggregate purchase price of $1 million. Speech Bin® offers books, products and tools to help educators in the special needs market, focusing on speech and language. This business has been integrated into our Abilitations offering within the Accelerated Learning Group segment, giving Abilitations a focused vehicle to expand into this segment of the special needs market.

Delta Education, LLC. On August 31, 2005, we acquired all of the membership interests of Delta Education, LLC (“Delta”) for $270 million (approximately $10 million of which was to fund above average seasonal working capital acquired). Delta is a leading provider of science education instructional materials for the preK-12 education market in the United States. The Delta acquisition positioned us as a leading provider of highly differentiated instructional materials for the preK-12 education market in the United States, with a significant focus on elementary and secondary science, an area that supplements our existing range of product offerings. Consistent with our overall growth strategy, the Delta acquisition increased our revenue mix from proprietary and specialty products. It also established us as the second largest provider of supplemental science education products. We integrated our Frey Scientific business into the Delta business, to form our Science business unit within the Accelerated Learning Group segment.

Competitive Strengths

We attribute our strong competitive position to the following key factors:

Clear Market Leader in Fragmented Industry. We are one of the largest provider of supplemental educational products and equipment to the preK-12 education market in the United States and Canada. Within our industry, there are over 3,000 retail and wholesale competitors, a majority of which are family or employee-owned, regional companies that generate annual revenues under $10 million. We believe that our significantly greater scale and scope of operations relative to our education competitors provide several competitive advantages, including a broader product offering, significant purchasing power, a national distribution network and the ability to manage the seasonality and peak shipping requirements of the school purchasing cycle.

Relatively Stable Industry with Attractive Trends and Dynamics. Government funding for education has historically been a consistently popular political issue enjoying broad-based voter support. Public school expenditure data from the 1988-89 school year to the 2006-07 school year reveal year-over-year spending increases in each of those years, and an 18-year average annual increase of 5.8%. While current economic conditions are negatively affecting state budgets and education funding, supplemental educational products remain a small percentage of a school’s annual budget and a large majority of these products are consumable.

Largest Product Offering and Premier Brands. With over 75,000 items ranging from classroom supplies, furniture and playground equipment, and supplemental curriculum solutions, we believe we are the only national provider of a full range of supplemental educational products and equipment to meet substantially all of the needs of schools and teachers in the preK-12 education market. Our breadth of offerings creates opportunities to repurpose or repackage traditional supplemental materials with supplemental curriculum solutions into kits or groups of related items that our customers value. In addition, we believe we have many of the most established brands in the industry that are recognized by educators across the country, with some brands more than 100 years old. We believe that the brand loyalty our products enjoy represents a significant competitive advantage. In addition, approximately 40% of our revenues are derived from our proprietary products, many of which are curriculum-based, which typically generate higher margins than our non-proprietary products.

Unparalleled Customer Reach and Relationships. We have developed a highly integrated, two-tiered sales and marketing approach which we believe provides us with an unparalleled ability to reach teachers and curriculum specialists as well as school district and individual school administrators. We reach our customers through the industry’s largest sales force of approximately 550 professionals, catalog mailings and our proprietary e-commerce websites. In fiscal 2010, we believe we sold products to approximately 70% of the estimated 130,000 schools in the United States and reached a majority of the 3.8 million teachers in those schools. We utilize our extensive customer databases to selectively target the appropriate customers for our catalog offerings. Additionally, we have invested heavily in the development of our e-commerce websites, which provide broad product offerings and generate higher internet sales than any of our education competitors. Our internet revenues, which were approximately 15.2% of our sales in fiscal 2010 compared to 14.6% of our sales in fiscal 2006, have increased as more school districts and teachers go online to order supplies.

Ability to Effectively Integrate and Improve Operating Margins of Acquired Businesses. We have completed four acquisitions since May 2005. We typically establish a 6- to 12-month target for our integration process for which we form a focused transition team. The transition team is assigned the responsibility of integrating the acquired entity’s business systems, consolidating distribution centers, eliminating redundant expenses and any non-strategic product lines, as well as realizing sales and margin enhancements through cross merchandising and increased purchasing power. We have been able to rapidly improve the operating margins of the businesses we acquire by applying our extensive integration experience. We have also been able to improve revenue growth for certain acquired businesses through customer relationships, cross-merchandising and leveraging of our scale.

Highly Diversified Business Mix. Our broad product portfolio and extensive geographic reach minimize our concentration and exposure to any one school district, state, product or supplier. In fiscal 2010, our top 10 school district customers collectively accounted for less than 11% of revenues and our customers within any one state collectively accounted for less than 10% of revenues. For the same period, our top 100 products accounted for less than 10% of revenues. Products from our top 10 suppliers generated less than 21% of revenues in fiscal 2010. We believe this diversification somewhat limits our exposure to state and local funding cycles and to product demand trends.

Strong Historical Financial Performance, Attractive Cash Flow Attributes and Multiple Growth Opportunities. We have historically demonstrated strong financial performance. Over 70% of our revenues are generated from the sale of consumable products, which typically need to be replaced each school year. The financial performance of our business remained relatively stable even during the state budget crisis from 2001 to

2003 and 2009 to 2010. The Company was able to maintain financial stability, despite the revenue decline, due to its focus on cost reductions and aggressive management of working capital, which the Company believes will better position it to capitalize on future revenue growth when the economy and school funding return to more normal levels. We are continually focused on growing revenues within both our Accelerated Learning Group and Educational Resources segments, increasing our mix of proprietary products and improving our operations. In the current economic climate, we also are continually focusing on cost reductions, since we believe revenue will decline in the short-term. Due to our low maintenance capital expenditure requirements, we convert a significant percentage of our operating income to cash flow available for debt service, acquisitions and/or share repurchases. We also enjoy highly predictable working capital cycles. In addition, we believe we have multiple revenue growth and margin improvement opportunities, including enhancing our sales efforts in under-penetrated states, expanding our private-label business, further developing our educational curriculum and technology offerings, increasing sourcing from overseas, optimizing direct marketing operations, increasing supply chain efficiency and pursuing strategic acquisitions. We also believe our movement toward organizing around product and customer categories, has better synchronized our go-to-market strategies, product development efforts and supplier relationships. We believe this transformation has created new revenue streams, cost efficiencies and profitability. We expect these new revenue streams to somewhat soften the impact of the near-term school spending decline.

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

Growth Strategy

We use the following strategies to enhance our position as a leading provider of supplemental educational products and equipment:

Internal Growth. While we expect a decline in our short-term revenue as we believe that schools are at or near the bottom of funding levels, we plan to organically grow our revenues in the long-term by:

•	Expanding our faster growing, higher margin Accelerated Learning Group products business;

•	Unifying our marketing efforts within a more centralized marketing structure;

•	Developing new curriculum, supplemental learning and technology solutions in response to industry trends and educator needs;

•	Increasing our focus and selling resources in under-penetrated states and districts;

•	Utilizing database marketing techniques and strategies to increase customer acquisition and retention; and

•	Seeking new channels for growth, such as expanding the relationship with both large purchasing cooperatives and third party internet resources.

Margin Improvement. As we grow our revenues, we plan to increase margins by:

•

Continuing to increase our mix of Accelerated Learning Group products, which, because of the large proportion of proprietary products, typically generate higher gross margins than our Educational Resources products;

•	Continuing to expand our private label business through the introduction of new products, including a new private label furniture line;

•	Increasing the efficiency and speed of delivery for products sourced from low-cost, overseas manufacturers;

•	Advancing the sophistication and effectiveness of our direct marketing operations;

•	Improving efficiencies of our supply chain activities, and driving overall efficiencies through our company-wide, lean-based process improvement program;

•	Continuing the consolidation of distribution centers and the elimination of redundant expenses of acquired businesses; and

•	Utilizing our purchasing scale to negotiate favorable supplier terms and conditions.

Acquisitions. Our selective acquisition strategy and disciplined integration approach have allowed us to solidify our leading position within the supplemental educational products and equipment industry, and enhance our strong national marketing and distribution platform. This platform allows us to more readily integrate acquired brands, strengthen our Accelerated Learning Group brand portfolio, and enter supplemental learning categories in which we do not currently compete, such as music and social studies. We believe that our size and national presence give us an advantage as a potential acquirer in a consolidating industry.

The majority of our acquisitions have historically occurred in the second half of our fiscal year, which follows our peak shipping season. This allows us to devote our resources to the effective integration of acquired businesses prior to the upcoming selling season. We plan to continue to focus on acquisition candidates that expand our presence in Accelerated Learning Group products.

Product Lines

We market two broad categories of supplemental educational products and equipment: Accelerated Learning Group products and Educational Resources products. Our Accelerated Learning Group products enrich our Educational Resources product offering and create opportunities to cross merchandise our Accelerated Learning Group products, many of which are proprietary, to our Educational Resources customers.

Our Accelerated Learning Group offerings are focused in the following areas:

Planning and Student Development We are the largest provider of planning and student development content in the United States and Canada, which is delivered through student agendas. Our offerings are focused on developing better personal, social and organizational skills, as well as serving as an effective tool for students and parents to track and monitor their daily activities, assignments and achievements. Many of our agendas are customized at the school level to include each school’s academic, athletic and extra-curricular activities. Our agendas are primarily marketed under the PremierTM brand name. We are also a leading publisher of school forms, including record books, grade books, teacher planners and other printed forms under the brand name Hammond & StephensTM.

Science Our leading science position, largely comprised of highly recognized proprietary or exclusive offerings, provides learning resources focused on promoting scientific education and inquiry, literacy and achievement to the preK-12 education market. Our products range from laboratory supplies, equipment and furniture to highly effective hands-on learning curriculums. Our science brands include FOSS® (Full Option Science System), Frey Scientific®, Delta Science ModulesTM, Delta Education, CPO ScienceTM, and Neo/SCI®. Our Science category also offers the core math curriculum ThinkMath!TM, as well as various supplemental math products. In addition to ThinkMath!TM, our math brands include Fast Food Math® and Math in a Nutshell®.

Literacy & Intervention Our reading and math intervention programs, which are standards- and curriculum-based products, are focused on providing educators and parents effective tools to encourage and enhance literacy and mathematics skills, serving the K-12 grade levels. Educators Publishing Service (EPS) provides tailored reading and language arts instruction for students with special needs and proprietary instructional materials for educators. The Academy of Reading® and Academy of Math® products, acquired as part of our fiscal 2010 acquisitions of AutoSkill International offer comprehensive reading, math and response to intervention solutions to help K-12 schools close the achievement gap for students who fall below proficiency benchmarks. Our print and technology resources combine to meet the instructional needs of students possessing learning disabilities or are at risk for reading and math failure.

Coordinated School Health We offer proven, research-based physical education and health solutions such as SPARKTM , which is a curriculum- and product-based program focused on promoting healthy, active lifestyles and combating childhood obesity. Each SPARK program provides a coordinated package of curriculum, on-site teacher training, and content-matched equipment from our Sportime® product line. The program maximizes physical activity during physical education classes by providing teachers with alternative games, dances and sports that ensure all students are actively engaged and learning.

Our Educational Resources offerings are focused in the following areas:

Administrator Category We believe we are the largest marketer of school and classroom supplies into the school market. Through our School Specialty Educational Resources catalogs, which offer both national brands and many of our proprietary School Smart® products, we provide an extensive offering of basic supplies that are consumed in the school and classrooms. This offering includes office products, classroom supplies, janitorial and sanitation supplies, school equipment, technology and paper. These products are commodity based and require efficient supply chain, distribution and logistics expertise to be competitive. As a result of our large distribution network and supply chain expertise position, our customers view us as a preferred supplier in the Administrator category. Our School Smart private label brand was launched in 2005. These products are primarily sourced direct from low-cost, overseas manufacturers, which we believe will allow us to enhance our product offering and improve profitability. Our School Smart brand is also represented in many of our Accelerated Learning Group offerings.

Educator Category We believe we are the largest marketer of educator supplies and learning materials. Our Educator category includes upper-grade-level art supplies, supplemental learning materials (reading, social studies, math and science), teaching resources, physical education equipment and classroom technology. Innovation, proprietary products, brand strength and direct merchandising are key success factors. These product offerings create opportunity for margin enhancement through innovation and unique assortments. The products in the Educator category serve the following areas:

Early Childhood. Our early childhood offering provides educators of young children with products that promote learning and development. Our full-line, highly proprietary offering provides educators with everything from advanced literacy and dramatic play to manipulatives, and basic arts and crafts. We manufacture award-winning early childhood wood furniture in our Bird-in-Hand WoodworksTM facility. Our well-known early childhood brands include Childcraft® and abc®.

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

Special Learning Needs. We offer a full range of solutions for children with special learning needs through our Abilitations® and Integrations® product lines. Our proprietary solutions and products are designed to help educate children with learning, behavioral, sensory or physical differences and are focused on helping educators and therapists make a real difference in a child’s life.

Audio Technology. We are the leading provider of educator-inspired quality audio technology products, including state-of-the-art multi-media, audio visual and presentation equipment for the preK-12 education market. These products are marketed under the brand name Califone®.

Furniture Category We believe we are the largest source for school furniture in the United States, offering a full range of school-specific furniture and equipment. Our offering allows us to equip an entire facility, refurbish a specific location within a school, such as a cafeteria, gymnasium or media center, or to replace individual items such as student desks and chairs. We have recently launched a new product line of proprietary furniture under our Classroom SelectTM brand. This offering is a highly functional and outstanding quality classroom furniture line. We also have been granted exclusive franchises for certain furniture lines in specific territories. In addition, we offer our proprietary service, Projects by Design®, which provides turn-key needs assessment, budget analysis and project management for new construction projects.

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

For further information regarding our Accelerated Learning Group and Educational Resources segments, see our “Segment Information” in the notes under Item 8, Financial Statements and Supplementary Data.

Intellectual Property

We maintain a number of patents, trademarks, trade names, service marks and other intangible property rights that we believe have significant value and are important to our business. Our trademarks, trade names and service marks include the following: School Specialty, Education Essentials, School Smart®, Projects by Design®, Academy of Reading®, Academy of Math®, abc School Supply, Integrations®, Abilitations®, Brodhead Garrett®, Califone®, Childcraft®, ClassroomDirect®, Frey Scientific®, ThinkMath!TM, Hammond & StephensTM, Premier AgendasTM, Sax Arts & Crafts®, Sax Family & Consumer Sciences, SPARK TM, Sportime®, Delta Education, Neo/SCI, CPO Science® and EPS. We also sell products under brands we license, such as FOSS® and FranklinCovey® Seven Habits.

Sales and Marketing

Supplemental educational product procurement decisions are generally made at the classroom level by teachers and curriculum specialists and at the district and school levels by administrators.

Our Accelerated Learning Group segment sales and marketing approach utilizes a field sales force of more than 220 professionals, supported by about 50 inside sales associates. The sales coverage is nationwide, with the largest student populated states served by a larger contingent of sales professionals. The field and inside sales associates are supported by 24 targeted catalogs and our brand-specific websites to deliver premium educational products to teachers and curriculum specialists.

Generally, for each Accelerated Learning Group product line, a major catalog containing its full product offering is distributed near the end of the calendar year and during the course of the year we mail additional supplemental catalogs. Schools, teachers and curriculum specialists can also access websites for product information and purchasing. Further, we believe that by cross-marketing our Accelerated Learning Group brands to Educational Resources customers, we can achieve substantial incremental sales.

Our Educational Resources segment sales and marketing approach utilizes a sales force of about 330 professionals, approximately 70 distinct catalogs, and School Specialty Online®, an e-commerce solution that enables us to tailor our product offerings and pricing to individual school districts and school administrators. In addition, by reorganizing using category management principles Educational Resources has targeted three primary product categories with specific customer characteristics: Administrator, Educator, and Furniture.

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

Internet Operations. Our internet channel activities through School Specialty Online are focused on enhancing customer loyalty, driving down cost by receiving more orders electronically and creating a full customer self-service portal. Our brands are available through School Specialty Online which allows our customers a single access point for purchasing. Our systems provide functionality to meet the specific needs of school districts and school customers who generally purchase Educational Resources products as well as the needs of individual teachers and curriculum specialists who tend to buy Accelerated Learning Group products. School Specialty Online allows our customers to manage funding through the use of purchase order spending limitation, approval workflows, order management and reporting. In addition, we offer schools and districts the ability to fully integrate their procurement systems with School Specialty Online, which gives us another important link to our customers and a significant competitive advantage. It also includes other features that are more helpful to teachers, curriculum specialists and others with more sophisticated online ordering needs, including product search, custom catalogs and email notification, allowing users to have access to the full line of

School Specialty products. We have maintained an electronic ordering system for the past 20 years and offer e-commerce solutions directed exclusively at the education market. Each of our Accelerated Learning Group product lines has a dedicated website for its own products. We also continue to explore expanding our offerings provided through third party internet sources. As such, we have added a new channel agreement with Amazon.com. Under the agreement, we have created our own branded storefront within the office and school segment of Amazon.com shopping portal. We believe that this new channel will allow us to reach educators and segments of the education space that we did not reach previously.

Pricing. Pricing for our Accelerated Learning Group and Educational Resources product offerings varies by product and market channel. We generally offer a negotiated discount from catalog prices for products from our Educational Resources catalogs, and respond to quote and bid requests. The pricing structure of proprietary Accelerated Learning Group products offered through direct marketing is generally less subject to negotiation.

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

Proprietary Products. We develop many proprietary products and generally outsource the manufacturing of these items. We purchase non-proprietary Accelerated Learning Group products in a similar manner to that of our purchasing process for Educational Resources products. In fiscal 2010, we signed an agreement for the exclusive manufacture of our proprietary Classroom SelectTM furniture lines in China.

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

Private Label Product. We launched the School Smart brand in 2005. Since that time we have focused our strategy on providing a private brand alternative for educators, using a combination of off-shoring and out-sourcing of products. In fiscal 2010 our revenue for School Smart branded products was approximately $79.2 million. We continue to seek opportunities to optimize the balance of branded and private brand products and we believe that there are additional opportunities to grow sales through new products, product line extensions and new product configurations.

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

Logistics

We believe we have one of the largest and most sophisticated distribution networks among our direct competitors with six fully automated and seamlessly integrated distribution centers, totaling approximately one and a half million square feet of operating space. We believe this network represents a significant competitive advantage for us, allowing us to reach any school in a fast and efficient fashion. We have enhanced our distribution model, allowing most of our customers to receive their orders one day after shipment. We utilize a third-party logistics provider in Asia to consolidate inbound shipments, lowering our transportation and inventory storage costs.

In order to maintain the proprietary nature of some of our products, we operate three manufacturing facilities. Our Lancaster, Pennsylvania plant manufactures wood furniture for our early childhood offerings. The Bellingham, Washington, and Fremont, Nebraska, facilities produce products for our agenda and forms offerings. Products that we manufacture accounted for less than 10% of sales during fiscal 2010, 2009 and 2008.

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

In fiscal 2006, we began implementing a common enterprise resource planning (“ERP”) platform across the majority of our businesses. This platform has now replaced most of our existing systems and primarily includes software from Oracle’s E-Business suite. One of the major benefits from the common ERP platform is the consolidation of both product and customer information, which is designed to enhance our ability to execute our sales and marketing strategies. In addition, by utilizing common business systems across the Company, we expect to achieve improved business processes, reduce cycle time and enhance integration between the business units. We believe the technologies of the new systems will readily support continued growth and integration of our existing and acquired businesses. By the end of fiscal 2010, eight of our business units, representing approximately 94% of the Company’s revenues, were converted to the new ERP platform. It is currently estimated that over 95% of our revenue will be generated by business units converted to the new ERP platform by the end of fiscal 2011. Our distribution centers utilize interfaced warehouse management software to manage orders from our ERP and legacy systems.

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

Employees

As of June 11, 2010, we had approximately 2,007 full-time employees. To meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union and we consider our relations with our employees to be very good.

Backlog

We had no material backlog at April 24, 2010. Our customers typically purchase products on an as-needed basis.

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

Our growth strategy and profitability depend in part on growth in the student population and expenditures per student in preK-12 schools. The level of student enrollment is largely a function of demographics, while expenditures per student are affected by federal, state and local government budgets. For example, from 2002 to 2004, the industry was negatively affected by a generally weakened economic environment which placed pressure on some state and local budgets, the primary sources of school funding. This was evidenced, among other things, by the 5.7% decline in state tax revenue in 2002. In addition, the current macroeconomic weakness has resulted in significantly reduced school budgets. In school districts in states that primarily rely on local tax proceeds for funding, significant reductions in those proceeds for any reason can restrict district expenditures and impact our results of operations. Any significant and sustained decline in student enrollment and/or expenditures per student could have a material adverse effect on our business, financial condition, and results of operations. Because school budgets are fixed on a yearly basis, any shift by schools in expenditures during a given fiscal year to areas that are not part of our business, such as facility operating costs and employee related expenditures, could also materially affect our business.

The negative global macroeconomic conditions could impact the education funding provided by state and local governments.

The weakened economic environment has placed increased pressure on state and local government budgets, which are the primary source of school funding. The global economy is currently suffering from the effects of the latest recession which has lead to a decline in consumer and business spending and confidence. This has resulted in our customers delaying or cutting school expenditures as the recession creates state and local budget deficits and uncertainty. The federal stimulus funds that were provided by the federal government to school districts helped education funding in 2009, but these federal funds have been fully distributed and states have not been able to replace them due to declining state revenue. If the global economic downturn worsens or continues for a significant period of time, it could result in a significant and sustained decline in the per student funding levels provided for in state and local budgets which could have a materially adverse impact on our business, financial condition and results of operations.

A continued decline in school spending will impact our ability to maintain operating margins.

We have been able to maintain operating margins in fiscal 2010 despite school spending cuts, which were a key contributor to our 14% revenue decline. The Company will continue to aggressively pursue further cost reductions if school spending continues to decline, but the Company will not cut costs in areas that it believes could have a significant impact on future revenue growth. To the extent we are unable to identify additional cost reductions that can be made consistent with our strategy and the weakness in school spending persists, our operating margin may decline.

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

•	ineffective due diligence process on acquired business;

•	retention of business relationships with suppliers and customers of the acquired business;

•	loss of key personnel of the acquired business;

•	the diversion of our management during the integration process; and

•	resistance to cultural changes in the acquired organization.

We have a material amount of goodwill, other intangible assets and capitalized product development costs which might be written-down.

At April 24, 2010, goodwill and intangible assets represented approximately 66.2% of our total assets. Goodwill is the amount by which the costs of an acquisition exceed the fair value of the net assets we acquire. We are required to evaluate whether our goodwill and other intangible assets have been impaired on an annual basis, or more frequently if indicators of impairment exist. Reductions in our net income caused by the write-down of our existing goodwill or intangible assets or any goodwill or intangible assets acquired in any future acquisition we may make could materially adversely affect our results of operations. In addition, we had capitalized product development costs of $24.5 million and $21.2 million at April 24, 2010 and April 25, 2009, respectively, related to both internally developed and acquired proprietary products, which are amortized to expense over the lesser of five years or the product’s life cycle. Any changes in the estimated sales volume or life cycle of the underlying products could cause the currently capitalized costs or costs capitalized in the future to be impaired.

Volatility in our stock price as a result of the negative macroeconomic conditions could result in a potential goodwill or other intangible asset impairment charge.

Goodwill impairment analysis and measurement require significant management judgment. The Company’s stock price and an estimated control premium are two factors that can significantly impact the fair value assessment of the Company’s reporting units. The significant decline in the general global economic conditions has led to volatility in the Company’s stock price during fiscal 2010 and fiscal 2009. During this period, our stock price fluctuated between a high of $34.75 per share and a low of $12.65 per share. If the current worldwide economic downturn continues, it could result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in our forecasted cash flows, that potentially indicate that the carrying value of our long-lived assets or goodwill may be impaired. If we are required to record a significant non-cash charge to our earnings because of an impairment of our long-lived assets or goodwill, our results of operations will be adversely affected.

Our operations are dependent on our information systems.

We have integrated the operations of most of our divisions and subsidiaries, which operate on systems located at both our Greenville, Wisconsin, headquarters and our third-party hosted ERP system provider’s facilities. In addition, there are divisions running legacy systems hosted at their locations. All systems rely on continuous telecommunication connections to the main computers. If any of these connections becomes disrupted, or unavailable, for an extended period of time, the disruption could materially and adversely affect our business, operations and financial performance. We also continue to introduce new information systems to achieve a common processing infrastructure for all of our businesses, particularly the new ERP platform described elsewhere in this report, which will displace existing legacy systems. As we implement the new systems, there is the potential for disruptions if the new systems do not perform as expected.

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

Our existing and future debt agreements impose and may impose operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios, and restrict our ability and our subsidiaries’ ability to:

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

Our amended and restated senior credit facility also requires us to comply with certain financial ratios, including a total leverage ratio, a senior leverage ratio and a minimum fixed charge coverage ratio. These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, mergers and acquisitions, and other corporate opportunities. In the event that we fail to comply with the financial ratios contained in our amended and restated credit facility, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our amended and restated credit facility. Also, should there be an event of default, or need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in a leased facility. The lease on this facility expires in April 2021. The facility is located at W6316 Design Drive, Greenville, Wisconsin, a combined office and warehouse facility of approximately 332,000 square feet, which also services both of our Accelerated Learning Group and Educational Resources segments. In addition, we leased or owned the following principal facilities as of June 11, 2010:

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Bellingham, Washington (1)	48,000	Leased	March 31, 2011
Bellingham, Washington (1)	25,000	Leased	January 31, 2014
Bellingham, Washington (1)	14,000	Leased	December 31, 2013
Cambridge, Massachusetts (1)	18,000	Leased	April 30, 2013
Fremont, Nebraska (1)	95,000	Leased	June 30, 2011
Fresno, California (2)	163,000	Leased	October 31, 2019
Lancaster, Pennsylvania (2)	73,000	Leased	December 31, 2012
Mansfield, Ohio (2)	315,000	Leased	November 30, 2020
Mount Joy, Pennsylvania (2)	400,000	Leased	December 31, 2029
Nashua, New Hampshire (1)	348,000	Leased	December 31, 2018
New Berlin, Wisconsin (1)	16,000	Leased	September 30, 2011
Norcross, Georgia (2)	25,000	Leased	February 28, 2016
Salina, Kansas (2)	115,000	Owned	—
Salina, Kansas (2)	45,000	Leased	February 28, 2011
San Fernando, California (1)	37,000	Leased	July 31, 2012

(1)	Location primarily services the Accelerated Learning Group segment.
(2)	Location services both business segments.

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

In the second quarter of fiscal 2010, the Company reached a settlement of potential compliance claims with the United States Environmental Protection Agency (“EPA”) related to the alleged unauthorized distribution during fiscal 2008 of certain product offerings containing an anti-microbial agent. The amount of the settlement with the EPA was $0.2 million, which the Company has paid as of April 24, 2010. The Company believes the matter to be closed.

Item 4.	Reserved

EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 11, 2010, the following persons served as executive officers of School Specialty:

Name and Age of Officer
David J. Vander Zanden Age 55	Mr. Vander Zanden became Chief Executive Officer of School Specialty in September 2002, after serving as Interim Chief Executive Officer since March 2002. Mr. Vander Zanden served as Chief Operating Officer from March 1998 to March 2002, as well as President from March 1998 to March 2007. From 1992 to March 1998, he served as President of Ariens Company, a manufacturer of outdoor lawn and garden equipment. Mr. Vander Zanden has served as a director of School Specialty since June 1998.

David N. Vander Ploeg Age 51	Mr. Vander Ploeg joined School Specialty as Executive Vice President and Chief Financial Officer in April 2008. Mr. Vander Ploeg was most recently Chief Operating Officer of Dutchland Plastics Corp., a molded products manufacturer based in Oostburg, Wisconsin. Before joining Dutchland, he was Executive Vice President and Chief Financial Officer at Schneider National, Inc., Green Bay, Wisconsin, a global leader in transportation and logistics services. During a 24-year career at Schneider National, he advanced through several positions of increasing responsibility, including Director of Planning and Budgeting, Group Controller, Vice President of Finance, and Senior Vice President-Operating Chief Financial Officer, prior to being named Executive Vice President and Chief Financial Officer in 2004.

Steven F. Korte Age 55	Mr. Korte joined School Specialty in September 2005 as a result of the Delta Education LLC acquisition and was appointed President, Accelerated Learning Group and corporate Executive Vice President shortly thereafter. With the formation of the Company’s Accelerated Learning Group segment in fiscal 2009, Mr. Korte’s title became Executive Vice President of Accelerated Learning Group. From January 2004 to August 2005, Mr. Korte held the position of President and COO of Delta Education LLC. For the prior ten years 1994-2003, Mr. Korte was the President of Rigby Education/Harcourt Supplemental Publishers, a division of Reed Elsevier plc.

Richmond Y. Holden Age 56	Mr. Holden joined School Specialty in May 2007 as a result of the Educational Publishing Services acquisition and was President, Educational Publishing Services (EPS). In March 2010, Mr. Holden was appointed Executive Vice President, Educational Resources. Prior to joining School Specialty, Mr. Holden was President and CEO of JL Hammett Co. During a 28 year career at JL Hammett Co he advanced through several positions of increasing responsibility, including Marketing, Technology and Operations, prior to being promoted to Chief Executive Officer in 1992.

Rachel P. McKinney Age 52	Ms. McKinney joined School Specialty in August 2007 as Executive Vice President and Chief Human Resources Officer. Before joining School Specialty, Ms. McKinney was Senior Vice President, Global Human Resources for DENTSPLY International, Inc., from March 2003 to August 2007, the world’s largest manufacturer and distributor of professional dental products in York, PA. Ms. McKinney’s prior executive management positions included Vice President of Human Resources-Business Critical Solutions Group for Compaq Computer/Hewlett Packard, Houston, TX, and Vice President, Human Resources for Burger King Corporation’s Europe-Middle East-Africa region.

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

Fiscal 2010 quarter ended	High	Low
July 25, 2009	$22.47	$17.24
October 24, 2009	25.24	21.16
January 23, 2010	24.82	21.28
April 24, 2010	24.60	20.99

Fiscal 2009 quarter ended	High	Low
July 26, 2008	$32.25	$28.92
October 25, 2008	34.75	19.65
January 24, 2009	21.67	14.33
April 25, 2009	18.95	12.65

Holders

As of June 11, 2010, there were 1,811 record holders of our common stock.

Historical Dividends

We have not declared or paid any cash dividends on our common stock to date. We currently intend to retain our future earnings to finance the growth, development and expansion of our business or for other endeavors deemed prudent including, but not limited to, repurchases of our common stock. Accordingly, we do not expect to pay cash dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends may be restricted or prohibited from time to time by financial covenants in our credit agreements and debt instruments. Our current credit facility contains restrictions on, and in some circumstances may prevent, our payment of dividends.

Share Repurchase Program

During fiscal 2010, the Company did not repurchase any shares of its outstanding common stock. During fiscal 2009, the Company repurchased a total of 497,600 shares of its outstanding common stock at an aggregate purchase price of $15,250,000. During fiscal 2008, the Company repurchased a total of 2,796,489 shares of its outstanding common stock at an aggregate purchase price of $94,879,000. The fiscal 2009 repurchases were made pursuant to share repurchase program approved by the Company’s Board of Directors on June 12, 2008, which authorized the repurchase of up to $50.0 million of the Company’s outstanding shares of common stock. The fiscal 2008 repurchases were made pursuant to share repurchase programs approved by the Company’s Board of Directors on June 4, 2007 and November 28, 2007, which authorized the repurchase of up to $45.0 million and an additional $50.0 million, respectively, of the Company’s outstanding shares of common stock. As of April 24, 2010, the Company is authorized to repurchase shares of its common stock with an aggregate purchase price of up to $34.7 million under the share repurchase program authorized by the Board of Directors on June 12, 2008. Under the Credit Agreement entered into by the Company on April 23, 2010, there are no restrictions that would cap the amount of common stock the Company could repurchase. However, certain consolidated leverage ratios must be satisfied in order to proceed with any repurchases.

During the four fiscal years ended April 24, 2010, the Company has repurchased a total of 5,420,210 shares of its issued and outstanding common stock at an aggregate purchase price of $186,637,000. Common stock acquired through the share repurchase programs is available for general corporate purposes.

PERFORMANCE GRAPH

The following graph compares the total shareholder return on our Common Stock since April 30, 2005 with that of the Russell 3000 Stock Market Index and a peer group index constructed by us. The companies included in our peer group index are: Renaissance Learning, Inc. (RLRN) and Scholastic Corporation (SCHL). The Company has selected this peer group as being representative of the K-12 market for which we compete for investor dollars.

The total return calculations set forth below assume $100 invested on April 30, 2005, with reinvestment of any dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through April 24, 2010. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

* $100 invested on 4/30/05 in stock or index, including reinvestment of dividends.

Fiscal year ending April 24.

	4/30/05	4/29/06	4/28/07	4/26/08	4/25/09	4/24/10
School Specialty, Inc.	100.00	98.01	88.87	80.52	48.26	66.29
Russell 3000	100.00	118.08	136.43	129.29	82.59	120.64
Peer Group	100.00	81.22	85.56	84.62	60.70	91.85

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Fiscal Year
	2010	2009 (1)	2008 (1)	2007 (1) (2)	2006 (1)
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Statement of Operations Data:
Revenues	$896,678	$1,046,980	$1,087,903	$1,043,152	$977,302
Cost of revenues	517,530	618,377	626,661	597,515	568,623

Gross profit	379,148	428,603	461,242	445,637	408,679
Selling, general and administrative expenses	304,451	350,919	361,754	355,839	349,302
Merger-related expenses	—	—	—	—	5,202

Operating income	74,697	77,684	99,488	89,798	54,175
Interest expense, net	30,466	29,905	30,915	28,812	23,001
Other expense	—	2,679	5,718	6,019	4,160

Income before provision for income taxes	44,231	45,100	62,855	54,967	27,014
Provision for income taxes	17,678	17,972	23,870	23,885	11,164

Earnings from continuing operations	26,553	27,128	38,985	31,082	15,850
Loss from operations of discontinued School Specialty Media business unit, net of income taxes	—	—	(4,691)	(21,179)	(18,187)
Equity in earnings (losses) of unconsolidated affiliate, net of tax	(701)	—	—	—	—

Net income/(loss)	$25,852	$27,128	$34,294	$9,903	$(2,337)

Weighted average shares outstanding:
Basic	18,843	18,802	20,196	21,873	22,898
Diluted	18,874	18,895	20,708	22,545	23,739
Basic earnings per share of common stock:
Earnings from continuing operations	$1.37	$1.44	$1.93	$1.42	$0.69
Loss from discontinued operations	—	—	(0.23)	$(0.97)	(0.79)

Total	$1.37	$1.44	$1.70	$0.45	$(0.10)

Diluted earnings per share of common stock:
Earnings from continuing operations	$1.37	$1.44	$1.88	$1.38	$0.67
Loss from discontinued operations	—	—	(0.22)	$(0.94)	(0.77)

Total	$1.37	$1.44	$1.66	$0.44	$(0.10)

	April 24, 2010	April 25, 2009 (1)	April 26, 2008 (1)	April 28, 2007 (1)	April 29, 2006 (1)
Balance Sheet Data:
Working capital	$9,927	$43,753	$42,660	$46,021	$54,814
Total assets	1,067,820	1,077,205	1,119,481	1,113,033	1,130,375
Long-term debt	199,742	244,586	283,371	257,684	283,629
Total debt	332,139	371,657	405,550	375,356	397,160
Shareholders’ equity	551,188	510,279	499,500	540,184	565,603

(1)	The Company adopted at the beginning of Fiscal 2010 Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, “Debt with Conversion and Other Options” (“FASB ASC Topic 470-20”). The adoption of FASB ASC Topic 470-20 required an adjustment of previously reported amounts assigned to debt, deferred taxes, equity and interest expense.
(2)	As discussed in Note 17 to the consolidated financial statements and disclosed elsewhere herein, the fiscal 2007 selling, general, and administrative expenses and retained earnings have been restated.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

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

Our goal is to grow profitably as a leading provider of supplemental education products. We expect to achieve this goal over the long-term through both organic growth and through selective acquisitions. Although we experienced a revenue decline in fiscal 2010 due primarily to the significant impact the current macroeconomic conditions have had on school spending, historically, we have grown through a combination of acquisitions and internal investments that drive organic growth. In the past few years, our growth strategies have been focused primarily on the curriculum-based supplemental products, and we expect that this focus will continue in the foreseeable future. While the number of acquisitions that we have completed has declined in the past two years, acquisitions remain a key strategy for us. Our future acquisition plans are focused primarily on acquiring curriculum-based products in disciplines where the Company’s current product offerings do not have the desired breadth and depth. In addition, the Company is committed to continuing to invest in its internal product development efforts in order to expand current offerings such as its science and reading intervention curricula. These growth plans, both through acquisitions and internal product development, will be mainly focused on curriculum-based products because these types of products provide a competitive advantage in their proprietary nature, and have typically provided greater profit margins to the Company. The Company’s annual revenue growth from curriculum based products has been and will continue to be impacted by the cyclical nature of state adoptions of these products. Our state adoption revenue will continue to have significant variability between years due to the adoption schedules established by the individual states. The Company also remains committed to its commodity-type products and, while its acquisition strategy is more focused on curriculum-based supplemental products, the Company continues to invest resources towards increasing the Company’s market share for these commodity-based products.

Our gross margin has improved from 41.8% in fiscal 2006 to 42.3% in fiscal 2010. This improvement was due primarily to product mix through the acquisition of higher margin curriculum products. The Accelerated Learning Group (formerly named “Publishing”) segment has traditionally experienced higher revenue growth than the Educational Resources segment, resulting in a product mix with higher gross margins. In addition, our growth has increased our purchasing power, resulting in reduced costs of the products we purchase. Another factor contributing to the increased gross margin is the direct sourcing of product through overseas channels. Also, the year to year variation in state adoption revenue, which is typically higher gross margin product, will have an impact on gross margin between years.

Our operating income from continuing operations was $54.2 million, $89.8 million, $99.5 million, and $77.7 million in fiscal 2006, fiscal 2007, fiscal 2008 and fiscal 2009, respectively. In fiscal 2010, our operating income and margin from continuing operations were $74.7 million and 8.3%, respectively. The Company’s business results have been negatively impacted by the recent downturn in the economy. The current economic conditions resulted in revenue and profitability declines as cautious spending by schools and teachers and growing state budget deficits have created uncertainty as to upcoming education funding levels from the states. In response to this uncertainty as to education funding, a possible period of reduced spending by schools and the uncertainty of the duration of any such reduction, all of which could negatively impact our revenues, the Company initiated a significant expense-reduction plan in order to better balance expenses and product costs with potentially lower revenue. The expense-reduction plan was accomplished through a combination of facility closures, functional department consolidations that resulted in staff reductions, and improvements in our control of product costs through negotiations with some of the Company’s larger vendors. These cost savings partially offset the decline attributable to the revenue shortfall caused by the weakened economy.

Our business and working capital needs are highly seasonal, with peak sales levels occurring from June through October. During this period, we receive, ship and bill the majority of our business so that schools and teachers receive their products by the start of each school year. Our inventory levels increase in April through June in anticipation of the peak shipping season. The majority of shipments are made between June and October and the majority of cash receipts are collected from September through December. As a result, we usually earn more than 100% of our annual net income in the first two quarters of our fiscal year and operate at a net loss in our third and fourth fiscal quarters.

Our business is highly seasonal, and the acquisition of seasonal businesses during the off season has depressed operating and net income in the year of acquisition, the most dramatic of which in recent years was the Delta Education acquisition in fiscal 2006.

The Company is expecting that the upcoming back to school season will be another difficult period as school funding remains under pressure. As such, the Company expects another year of revenue decline but is hopeful for school spending to begin to rebound during the second half of fiscal 2011. As revenue declines through continued school spending cuts, the Company’s ability to maintain operating margins will be increasingly challenged as our ability to make additional cost reductions may not keep pace.

During the second quarter of fiscal 2010, the Company completed the acquisition of AutoSkill International, Inc. (“AutoSkill”) for an aggregate purchase price of $11.7 million. AutoSkill is a leading education technology company that provides educators with reading and math intervention solutions for struggling students. This business has been integrated into the Company’s Educator’s Publishing Service business within the Accelerated Learning Group segment. The results of AutoSkill have been included in the accompanying consolidated financial statements under Item 8 since the date of acquisition and would not have had a material effect on the Company’s overall performance on a pro forma basis and did not have a material effect on the Company’s fiscal 2010 performance.

During the third quarter of fiscal 2010, the Company completed the divestiture of the School Specialty Publishing business unit to Carson-Dellosa Publishing, LLC, a newly-formed business entity. Under the divestiture agreement, the Company combined its publishing unit net assets with those of Cookie Jar Education, Inc. and received a 35% interest, accounted for under the equity method, in Carson-Dellosa Publishing, a newly formed entity.

During the third quarter of fiscal 2008, the Company completed the acquisition of Sitton Spelling (“Sitton”) from Egger Publishing, Inc. for an all-cash, aggregate purchase price of $5.8 million. Sitton offers spelling and word skills programs to help educators in the area of reading intervention. Sitton also has professional development programs for educators through nationwide seminars conducted by independent trainers. This business has been integrated into the Company’s Educator’s Publishing Service business within the Accelerated Learning Group segment. The results of Sitton have been included in the accompanying consolidated financial statements under Item 8 since the date of acquisition and would not have had a material effect on the Company’s overall performance on a pro forma basis and did not have a material effect on the Company’s fiscal 2008 performance.

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

Results of Continuing Operations

The following table sets forth certain information as a percentage of revenues on a historical basis concerning our results of operations for the fiscal years 2010, 2009 and 2008:

	Fiscal Year
	2010	2009 (1)	2008 (1)
Revenues	100.0%	100.0%	100.0%
Cost of revenues	57.7	59.1	57.6

Gross profit	42.3	40.9	42.4
Selling, general and administrative expenses	34.0	33.5	33.3

Operating income	8.3	7.4	9.1
Interest expense, net	3.4	2.9	2.8
Other expense	0.0	0.3	0.5

Income before provision for income taxes	4.9	4.2	5.8
Provision for income taxes	2.0	1.7	2.2

Earnings from continuing operations	2.9%	2.5%	3.6%

(1)	The Company adopted at the beginning of Fiscal 2010 Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, “Debt with Conversion and Other Options” (“FASB ASC Topic 470-20”). The adoption of FASB ASC Topic 470-20 required an adjustment of previously reported amounts assigned to debt, deferred taxes, equity and interest expense.

Consolidated Historical Results of Continuing Operations

Fiscal 2010 Compared to Fiscal 2009

The following discussion and analysis of fiscal 2010 results compared to fiscal 2009 results is based on a comparison of the Company’s results of operations from continuing operations.

Overview of Fiscal 2010

Revenues for fiscal 2010 decreased 14.4% to $896.7 million as compared to $1.047 billion in fiscal 2009. In the second half of fiscal 2009, the Company experienced a significant decline in revenue as the macroeconomic conditions which have created uncertainty in the school districts related to state budget funding levels. This decline continued in fiscal 2010 as school budgets have come under more pressure, which in turn, has led to cautious spending by our customers. Within the Educational Resources segment, this cautious approach has been especially true in the furniture product lines, which has accounted for well over one-half of the segment’s revenue decline. The decrease was also related to a decrease in state adoption revenue derived from the Company’s science curriculum-based offering. We anticipate that state adoption revenue will continue to have significant variability between years due to the adoption schedules established by individual states. As a result of these schedules, we expect fiscal 2011 state adoption revenue to be comparable to fiscal 2010 amounts.

The Company’s overall revenue mix shifted toward the Educational Resources segment, with the segment comprising 71.5% of revenues in fiscal 2010 as compared with 70.4% in fiscal 2009. Gross margins in the segment increased from 34.8% in fiscal 2009 to 36.3% in fiscal 2010. This increase was attributable to net price increases in excess of product cost increases as the segment executed on its initiatives to better align its pricing structure with product costs as well as a product mix shift towards administrator and educator supplies products within the Educational Resources segment, which carry higher gross margins than furniture products.

Operating income was $74.7 million in fiscal 2010 as compared to $77.7 million in fiscal 2009. Operating margins increased from 7.4% in fiscal 2009 to 8.3% in fiscal 2010. The decrease in operating income is a result of macroeconomic conditions in fiscal 2010 and reductions in fiscal 2010 school spending due to the uncertainty in education funding levels and state budgetary concerns. The operating margin increase is a result of both gross margin improvements and expense reductions resulting from compensation-related decisions, headcount reductions, operational consolidations and restructuring and other cost control initiatives.

Revenue

Revenues decreased 14.4% from $1.047 billion in fiscal 2009 to $896.7 million in fiscal 2010, which was attributable to declines in both the Educational Resources and Accelerated Learning Group segments.

Educational Resources segment revenues decreased 13.0%, or $96.0 million, from $737.1 million in fiscal 2009 to $641.1 million in fiscal 2010. Revenue amounts for both periods were comprised solely of sales to external parties. The decline in Educational Resources segment revenue was comprised of a decline of approximately $40 million, or approximately 9%, in the administrator and educator supplies product lines and a decline of approximately $56 million, or approximately 20%, in the furniture product lines. These declines were most directly attributable to the ongoing weakened economic conditions which we believe have negatively impacted school purchasing decisions. This has been particularly noticeable in those states which have been more seriously affected by the economic decline, such as California, Florida, Illinois, and Michigan. The Company believes that its cost cutting initiatives partially contributed to the revenue decline through elimination of catalogs and the back-office consolidations that affected marketing and selling efforts. The larger decline in furniture product line is reflective of the fact that those purchases are more discretionary in nature and the current economic conditions led to reductions in school construction and renovation activities. The Company expects the reduction in construction and renovation activities to continue in fiscal 2011.

Accelerated Learning Group segment revenues decreased 17.4%, or $54.0 million, from $310.2 million in fiscal 2009 (which included $1.0 million of intersegment revenues) to $256.2 million in fiscal 2010 (which included $0.6 million of intersegment revenues). Approximately $21 million of the decline in Accelerated Learning Group segment revenue was due to the decrease in state adoption revenue of the Company’s curriculum-based products, primarily in the state of California, which the Company had anticipated would occur. In addition, the Company’s divestiture of its retail trade book business, School Specialty Publishing, resulted in a revenue decline of $12.9 million in fiscal 2010 as compared to fiscal 2009. Partially offsetting this decline was incremental revenue of $5.9 million related to the Company’s acquisition of AutoSkill. The remaining decline of approximately $26 million, or approximately 9%, was attributable to the impact that the downturn in the general economic conditions has had on school districts’ spending decisions. The Company is seeing school districts delaying some purchasing decisions on large curriculum orders in light of these economic conditions.

Gross Profit

Gross profit decreased 11.5% from $428.6 million in fiscal 2009 to $379.1 million in fiscal 2010. The decrease in consolidated revenue resulted in $61.5 million of the decline in gross profit had consolidated gross margin remained constant offset by $12.0 million of gross margin increases. Gross margin increased 140 basis points from 40.9% in fiscal 2009 to 42.3% in fiscal 2010. The increase in gross margin was related to gross margin increases in both segments, as further discussed below. Partially offsetting the gross margin increase was approximately 20 basis points of gross margin decline related to the mix of revenue between segments. The Accelerated Learning Group segment, which generates higher margin than the Educational Resources segment, accounted for 29.6% of the consolidated revenue in fiscal 2009 as compared to 28.6% of the consolidated revenue in fiscal 2010.

Educational Resources segment gross profit decreased $23.6 million, or 9.2%, from $256.6 million in fiscal 2009 to $233.0 million in fiscal 2010. The decrease in segment revenue resulted in approximately $33.4 million of the decline in gross profit had segment gross margin remained constant. Partially offsetting the decline was approximately $9.8 million of incremental gross profit related to an increase of 150 basis points in segment gross margin from 34.8% in fiscal 2009 to 36.3% in fiscal 2010. Approximately 130 basis points of the gross margin improvement was related to the Company’s pricing initiatives which resulted in price increases in excess of product cost increases. This includes the impact of lower transportation costs which were related to the decreased fuel costs in fiscal 2010 as compared to fiscal 2009. The Company does not expect significant continued gross margin improvement related to pricing in the upcoming fiscal year. The remaining gross margin improvement of approximately 20 basis points was a result of product mix. During fiscal 2010, the revenue shifted to more consumable products versus furniture, and the consumable products generate a higher gross margin than the furniture products.

Accelerated Learning Group segment gross profit decreased $25.5 million, or 15.1%, from $168.9 million in fiscal 2009 to $143.4 million in fiscal 2010. The decrease in segment revenue resulted in $29.5 million of the decline in the gross profit, had segment gross margin remained constant. The decline was offset by an increase in gross margin of 150 basis points from 54.5% in fiscal 2009 to 56.0% in fiscal 2010, which increased gross profit by $4.0 million. The increase in gross margin is a result of favorable product mix shift within the segment. The favorable mix is primarily related to the incremental revenue from the AutoSkill acquisition, a higher margin business due to the software-content of its products, which increased gross margin by approximately 100 basis points. The remaining increase was related primarily to the divestiture of the School Specialty Publishing business in fiscal 2010, which generated lower gross margin than the segment’s overall gross margin.

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

SG&A as a percent of revenues increased 50 basis points from 33.5% of revenues in fiscal 2009 to 34.0% of revenues in fiscal 2010. SG&A decreased $46.4 million from $350.9 million in fiscal 2009 to $304.5 million in fiscal 2010. Approximately $6.1 million of the SG&A reduction is attributable to compensation-related decisions during the year including, suspension of a Company 401(k) match, reduction in incentives, and a furlough for all employees. In addition, overall full-time employment declined by approximately 275 associates, or 12%, in fiscal 2010, which translates into approximately $15 million in compensation-related cost reductions. SG&A attributable to the Educational Resources and Accelerated Learning Group segments decreased a combined $34.3 million and Corporate SG&A decreased $12.1 million in fiscal 2010 as compared to fiscal 2009.

As a percent of sales, Educational Resources segment SG&A increased from 26.3% in fiscal 2009 to 26.4% in fiscal 2010. The increase in SG&A as a percent of revenue was attributable to the fixed cost portion of SG&A being spread over a smaller revenue base. Educational Resources segment SG&A decreased $24.9 million, or 12.8%, from $193.9 million in fiscal 2009 to $169.0 million in fiscal 2010. The segment experienced a decrease of approximately $11 million in its variable SG&A costs such as transportation, warehousing, and selling expenses associated with decreased revenues. The segment’s portion of the savings from the above-mentioned compensation related decisions was approximately $1.7 million. Decreases in catalog circulation and the elimination of redundant catalog offerings contributed to a $2.3 million decline in catalog costs. Improvements in the current year fill rate for warehouse shipments has translated into approximately $7 million of operational efficiency in both warehouse and transportation. The improved fill rate reduced the number of backorders. The remaining decline was related primarily to the compensation-savings associated with headcount reductions resulting from operational consolidations.

As a percent of sales, Accelerated Learning Group segment SG&A increased from 35.6% in fiscal 2009 to 39.4% in fiscal 2010. Accelerated Learning Group segment SG&A decreased $9.5 million, or 8.6% from $110.3 in fiscal 2009 to $100.8 million in fiscal 2010. The segment experienced a decrease of approximately $7 million in its variable SG&A costs such as transportation, warehousing, and selling expenses associated with decreased revenues. The segment’s portion of savings from the above-mentioned compensation-related decisions was approximately $1.3 million. The divestiture of the School Specialty Publishing business led to a $5.3 million decrease in SG&A, which was largely offset by the acquisition of AutoSkill, which increased SG&A by $5.0 million. The remaining reduction is related primarily to compensation savings associated with headcount reductions. The increase in SG&A as a percentage of revenue is due to the base non-variable costs in comparison to decreased revenue.

Corporate SG&A decreased by $12.1 million from $46.7 million in fiscal 2009 to $34.6 million in fiscal 2010. Of the $12.1 million decrease in Corporate SG&A, approximately $3.1 million is related to the above-mentioned compensation-related decisions, approximately $1.7 million was related to fiscal 2009 expense incurred for the closing of the Lyons, New York distribution center and approximately $0.9 million was due to stock-based compensation expense. Corporate also had a $1.6 million dollar decrease in marketing expense as some corporate marketing associates were moved into the segments. The remaining Corporate SG&A decrease was related primarily to the lower compensation and benefit costs, associated with headcount reductions. These headcount reductions were a function of a combination of back office consolidation as well as staffing reductions made to address the revenue decline.

Net Interest Expense

On April 26, 2009, the Company adopted FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” Net interest expense including the impact of the adoption of FASB ASC Topic 470-20 was $30.5 million in fiscal 2010 compared to $29.9 million in fiscal 2009. The non-cash interest related to the adoption of FASB ASC Topic 470-20 was $13.1 million in fiscal 2010 compared to $12.0 in fiscal 2009.

Net interest expense excluding the adoption of FASB ASC Topic 470-20 decreased $0.5 million from $17.9 million in fiscal 2009 to $17.4 million in fiscal 2010. Approximately $0.7 million of the decrease in interest expense was due to a reduction in the overall effective borrowing rate from 4.5% in fiscal 2009 to 4.4% in fiscal 2010. An $8.0 million dollar decrease in the Company’s average outstanding borrowings in fiscal 2010 as compared to fiscal 2009 contributed approximately $0.3 million of interest expense decrease. Partially offsetting the decreases was $0.5 million of additional debt issuance amortization mainly related to the early retirement of the Company’s prior Amended and Restated Credit Agreement, which was replaced with a new Credit Agreement.

Other Expense

Other expense, which primarily consists of the discount and loss on the Company’s accounts receivable securitization, was $0 million in fiscal 2010 as compared to $2.7 million in fiscal 2009. This decrease was due to the non-renewal of the Company’s securitization facility, which expired on January 28, 2009.

Provision for Income Taxes

Provision for income taxes decreased to $17.7 million in fiscal 2010 from $18.0 million in fiscal 2009. The decrease was due to lower pre-tax income. The effective income tax rate was 40.0% in fiscal 2010 as compared to 39.8% in fiscal 2009.

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

The Company’s overall revenue mix shifted toward the Educational Resources segment, with the segment comprising 70.4% of revenues in fiscal 2009 as compared with 69.4% in fiscal 2008. Gross margins decreased from 36.4% in fiscal 2008 to 34.8% in fiscal 2009. This decrease was attributable to a combination of both the revenue mix shift towards Educational Resources, which typically has lower gross margins than Accelerated Learning Group segment, and decreased gross margins in both segments. The primary cause of the decreased gross margin in the Educational Resources segment was related to product mix shifting towards lower margin furniture products versus consumable products. The remaining decline in gross margin was due to a combination of cost increases being passed on to the Company from its vendors, and higher fuel costs increasing inbound freight costs associated with procuring the products.

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

Revenue

Revenues decreased 3.8% from $1.088 billion in fiscal 2008 to $1.047 billion in fiscal 2009, which was attributable to declines in both the Educational Resources and Accelerated Learning Group segments.

Educational Resources segment revenues decreased 2.4%, or $18.1 million, from $755.2 million in fiscal 2008 to $737.1 million in fiscal 2009. Revenue amounts for both periods were comprised solely of sales to external parties. The decrease in Educational Resources segment revenues was due primarily to a decline of approximately $25 million in consumable products. This was partially offset by an increase of approximately $7 million in furniture and school building project revenue in fiscal 2009. The increase in furniture and school building project revenue was attributable mainly to school construction projects for which the schools and districts had committed funds prior to the economic downturn. The decline in consumable products revenue was most directly attributable to the deteriorating economic conditions, which we believe have negatively impacted state budgets. Revenue from basic school supplies has been relatively stable in fiscal 2009, but a shortfall in supplemental curriculum and student development supplies, which we believe are more discretionary and are purchased more at the educator level versus district level, accounted for a majority of the decline in consumable revenue within the segment.

Accelerated Learning Group segment revenues decreased 7.5%, or $25.1 million, from $335.3 million in fiscal 2008 (which included $3.2 million of intersegment revenues) to $310.2 million in fiscal 2009 (which included $1.0 million of intersegment revenues). The decrease in Accelerated Learning Group segment revenues was primarily attributable to a decline of approximately $27 million of state adoption revenue from the Company’s curriculum-based products. Accelerated Learning Group segment revenue increased by $3 million in fiscal 2009 due to realizing a full twelve months of revenue from the Sitton acquisition, which was acquired in the third quarter of fiscal 2008. Offsetting this $3 million increase was a decline related to the downturn in the general economic conditions.

Gross Profit

Gross profit decreased 7.1% from $461.2 million in fiscal 2008 to $428.6 million in fiscal 2009. The decrease in consolidated revenue resulted in $17.4 million of the decline in gross profit had consolidated gross margin remained constant. The remaining decline of $15.2 million was related to gross margin declines. Gross margin decreased 150 basis points from 42.4% in fiscal 2008 to 40.9% in fiscal 2009. Approximately 30 basis points of the decline in gross margin was related to the mix of revenue between segments. The Accelerated Learning Group segment, which generates higher margin than the Educational Resources segment, accounted for 30.8% of the consolidated revenue in fiscal 2008 as compared to 29.6% of the consolidated revenue in fiscal 2009. The remaining decline in gross margin was related to gross margin declines in both segments, as further discussed below.

Educational Resources segment gross profit decreased $18.5 million, or 6.7%, from $275.1 million in fiscal 2008 to $256.6 million in fiscal 2009. The decrease in segment revenue resulted in $6.6 million of the decline in gross profit had segment gross margin remained constant. The remaining decline of $11.9 million was related to a decline of 160 basis points in segment gross margin from 36.4% in fiscal 2008 to 34.8% in fiscal 2009. Approximately $5.2 million of the decline, or 70 basis points, of the gross margin decline was a result of product mix shifting toward lower margin furniture products versus consumable products. The remaining decline of approximately $7 million, or 90 basis points of gross margin, was related to increases both in product costs and inbound freight costs, primarily, during the higher-volume summer months. The Company was not able to pass on vendor and transportation cost increases to customers due to current fixed pricing within contract agreements and longer-lived catalogs.

Accelerated Learning Group segment gross profit decreased $15.5 million, or 8.4%, from $184.4 million in fiscal 2008 to $168.9 million in fiscal 2009. The decrease in segment revenue resulted in $13.8 million of the decline in the gross profit, had segment gross margin remained constant. The remaining decline of $1.7 million was related to a decline of 50 basis points segment gross margin from 55.0% in fiscal 2008 to 54.5% in fiscal 2009. A shift in the product mix within the segment, primarily related to the decline in the higher margin curriculum-based products for state adoptions, resulted in approximately 120 basis points of gross margin decline. Partially offsetting this year-over-year decline related to product mix was the impact on fiscal 2008 gross margin of a $3.0 million inventory donation from this segment which decreased fiscal 2008 gross margin by 80 basis points.

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

Educational Resources segment SG&A remained flat as a percent of revenues at 26.3% in both fiscal 2009 and fiscal 2008. Educational Resources segment SG&A decreased $4.6 million, or 2.3%, from $198.5 million in fiscal 2008 to $193.9 million in fiscal 2009. The segment incurred $1.2 million of severance costs in fiscal 2009 related to headcount reductions and approximately $1.0 million of additional costs for marketing initiatives. These increases were offset by approximately $2.3 million of a decline due to a decline in variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues, and approximately $2.0 million related to a reduction in variable performance based compensation expense. The remaining decline was related primarily to the compensation savings associated with the headcount reductions.

Accelerated Learning Group segment SG&A remained flat as a percent of revenue at 35.6% in both fiscal 2009 and fiscal 2008. Accelerated Learning Group segment SG&A decreased 7.5%, or $9.0 million, from $119.3 million in fiscal 2008 to $110.3 million in fiscal 2009. The segment incurred $0.4 million of severance costs associated with headcount reductions. These increases were offset by approximately $6 million of a decline in variable costs such as transportation, warehousing, and selling expenses mainly associated with decreased revenues and a reduction of approximately $2.2 million in variable performance-based compensation expense. The remaining decrease was primarily related to the savings associated with headcount reductions.

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

Net Interest Expense

On April 26, 2009, the Company adopted FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” Net interest expense including the impact of the adoption of FASB ASC Topic 470-20 was $29.9 million for the year ended April 25, 2009 compared to $30.9 million for the year ended April 26, 2008. The non-cash interest related to the adoption of FASB ASC Topic 470-20 was $12.0 million in fiscal 2009 as compared to $11.1 million in fiscal 2008, as adjusted for FASB ASC Topic 470-20.

Net interest expense excluding the adoption of FASB ASC Topic 470-20 decreased $1.9 million from $19.8 million in fiscal 2008 to $17.9 million in fiscal 2009. Approximately $1.6 million of the decrease in interest expense was due to a reduction in the overall effective borrowing rate to 4.5% in fiscal 2009 as compared to an effective borrowing rate of 4.8% in fiscal 2008. The reduction in the borrowing rate is attributable to the decreased rates in the overall credit markets. The remaining decrease was related primarily to a reduction in average outstanding borrowings in fiscal 2009, as cash provided by operating activities, partially offset by share repurchases made by the Company during fiscal 2009, were used to reduce debt.

Other Expense

Other expense, which primarily consisted of the discount and loss on the Company’s since-discontinued accounts receivable securitization, was $2.7 million in fiscal 2009 as compared to $5.7 million in fiscal 2008. Approximately $2.2 million of the decrease in the discount and loss was due to lower effective discount rates associated with the Company’s securitization facility in fiscal 2009 as compared to fiscal 2008. The securitization facility expired on January 28, 2009 and the Company elected to not renew the agreement due to the expected future expense of the facility compared to other sources of liquidity available to the Company. This reduced the amount of discount and loss in other expense in fiscal 2009 by approximately $0.8 million.

Provision for Income Taxes

Provision for income taxes decreased to $18.0 million in fiscal 2009 from $23.9 million in fiscal 2008. The decrease was due to lower pre-tax income. The effective income tax rate was 39.8% in fiscal 2009 as compared to 38.0% in fiscal 2008. The increase between years is primarily related to the incremental tax benefit realized in fiscal 2008 for favorable tax treatment of certain inventory donations.

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

Liquidity and Capital Resources

At April 24, 2010, we had working capital of $9.9 million. Our capitalization at April 24, 2010 was $883.3 million and consisted of debt of $332.1 million and shareholders’ equity of $551.2 million.

Our Credit Agreement matures on April 23, 2014 and provides for a $350.0 million revolving loan and an available $200,000 incremental term loan. There were no outstanding amounts as of April 24, 2010 under either the revolving or incremental term loans. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital requirements of our peak selling season. The Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at April 24, 2010.

Our $133.0 million, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. The notes are recorded as a current liability. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. Holders may require the Company to repurchase the notes for cash on August 1, 2010, 2013 and 2018. No notes have been converted into cash or shares of common stock as of April 24, 2010. The notes are currently redeemable at the option of the Company. The Company expects convertible debt holders to present these notes to the Company for repurchase at the first put date, August 1, 2010. The Company plans to fund the repurchase using the proceeds of the Credit Agreement.

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

Net cash provided by operating activities increased $40.9 million from $71.2 million in fiscal 2009 to $112.1 million for fiscal 2010. The increase in cash provided by operating activities was primarily due to the decrease in the amount sold under the securitization facility which was not renewed as of January 28, 2009. Excluding the impact of securitization facility, net cash provided by operating activities declined by $9.2 million. The remaining decline was related to a decrease in working capital improvements.

Working capital decreased $33.8 million in fiscal 2010 compared to fiscal 2009. The decrease in working capital is primarily related to the Company’s ability to collect accounts receivable in fiscal 2010 and decrease its DSO as well as the decrease in the amount of inventory on hand as the Company better manages its inventory balance. The Company’s accounts receivable balances declined by $30.9 million, $4.3 million of which was due to the divestiture of the School Specialty Publishing business unit, with the remaining decline primarily related to a combination of improved collections and declining revenue. Inventories declined $27.2 million, $16 million of which was due to the divestiture of the School Specialty Publishing business unit, with the remaining decline due to improvements in procurement strategies, which were partially offset by a reduction of $8.8 million in accounts payables. Accrued compensation balances decreased by $5.3 million, $1.9 million of which was due to the divestiture of the School Specialty Publishing business unit, with the remaining decline related to a combined change in the timing of commission payouts plus decreased commissions.

Net cash used in investing activities for fiscal 2010 was $36.8 million, compared to $17.5 million for fiscal 2009. The increase in cash used in investing activities was primarily attributable to the AutoSkill acquisition purchase price of $11.7 million as well as the acquisition of the ThinkMathTM intangible assets of $1.8 million. The Company contributed cash of $2.2 million and its School Specialty Publishing business unit assets to a newly formed business, Carson-Dellosa Publishing, LLC, in exchange for a 35% interest accounted for under the equity method. Cookie Jar Education simultaneously contributed all of its business unit assets to Carson-Dellosa Publishing, LLC in exchange for the remaining 65% interest. Additions to property, plant and equipment increased $2.2 million from $11.6 million in fiscal 2009 to $13.8 million in fiscal 2010. This increase was primarily a result of spending related to the implementation of the Company’s ERP system. Spending on product development increased by $1.5 million, which is attributable to the Company’s ongoing investment in the development of curriculum-based products. The Company received $2.5 million during fiscal 2009 attributable to the notes received as part of the SSM sale, as compared to $0.7 million in fiscal 2010.

Net cash used in financing activities was $56.1 million in fiscal 2010 as compared to $55.9 million in fiscal 2009. The Company had repaid $51.9 million on its revolving credit facility in fiscal 2010, reducing its outstanding balance to $0 before the new Credit Agreement was signed on April 23, 2010. The net of operating and investing cash flows generated in the first nine months of fiscal 2010 were in excess of the amounts outstanding on the revolving credit facility and led to the increased cash balances. In addition, the Company repurchased $15.3 million of its common stock in the first nine months of fiscal 2009 as compared to no stock repurchases in the first nine months of fiscal 2010. See Part II, Item 5, Issuer Purchases of Equity Securities for additional information regarding share repurchases. The increased use of cash for share repurchases was offset by additional short-term borrowings.

On June 12, 2008, we announced that our Board of Directors approved a new share repurchase program, which allows us to purchase up to $50.0 million of our outstanding common stock. As of April 24, 2010, $34.7 million of this repurchase authorization is remaining. Purchases under the share repurchase program may be made from time to time in the open market or through privately negotiated transactions. Common stock acquired through the share repurchase program will be available for general corporate purposes.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures, share repurchases and our contractual obligations for the foreseeable future.

We expect our fiscal 2011 capital expenditures to be approximately $15.5 million and to consist primarily of software costs related to the continued implementation of the new ERP platform and warehouse management costs. We expect our investment in product development to be approximately $14.3 million.

Off Balance Sheet Arrangements

We had an accounts receivable securitization facility. The facility expired January 28, 2009 and the Company elected to not renew the facility due to the significant cost increases in accounts receivable asset- backed securities markets compared to the costs of other sources of liquidity available to the Company. The Company had originally entered into the facility for the purpose of reducing the Company’s variable rate interest expense. However, in the current rate environment, the facility was not providing any material reduction in the Company’s variable rate interest expense and a renewed facility would have actually resulted in an increase to the Company’s variable rate interest expense. The facility permitted advances up to $175.0 million from July 1 through November 30 of each year, and advances up to $75.0 million from December 1 through June 30 of each year. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the fiscal years 2009 and 2008 were $2.7 and $5.7 million, respectively. The decrease in these costs was related to a combination of decreased discount rates and the termination of the securitization facility.

These costs are included as a component of other expense in our consolidated statements of operations.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of April 24, 2010:

	Payments Due
	(in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$22,377	$2,022	$4,151	$4,151	$12,053
Convertible subordinated notes (2)(3)	349,053	141,668	207,385	—	—
Capital lease obligations	6	6	—	—	—
Operating lease obligations	54,581	8,164	12,349	8,465	25,603
Purchase obligations (4)	—	—	—	—	—

Total contractual obligations	$426,017	$151,860	$223,885	$12,616	$37,656

(1)	Long-term debt obligations include principal and interest payments on our credit facility and sale-leaseback obligations, assuming these obligations remain outstanding until maturity at current or contractually defined interest rates.
(2)	Convertible subordinated notes of $133,000 are recorded as a current liability at April 24, 2010. During fiscal 2006 the notes became convertible and may be surrendered for conversion at any time. The notes could be redeemed at the option of the Company no earlier than August 7, 2008. No notes have been converted into cash or shares of common stock as of April 24, 2010. The notes are currently redeemable at the option of the Company. The Company expects convertible debt holders to present these notes to the Company for repurchase at the first put date, August 1, 2010. The Company plans to fund the repurchase using the proceeds of the Credit Agreement. The amount reflected includes principal and accrued interest as of the balance sheet date only. If the notes are held to maturity in 2023, our obligation, including interest at current rates and accreted principal, is $241.8 million.

(3)	Convertible subordinated notes of $200,000 are recorded as maturing in more than five years as the bonds are not currently convertible. The notes can be redeemed at the option of the Company no earlier than November 30, 2011. The amounts reflected for these notes include accrued interest at the balance sheet date and interest at 3.75% through November 30, 2011.
(4)	As of April 24, 2010, we did not have any material long-term purchase obligations. The short-term purchase obligations the Company had as of April 24, 2010 were primarily for the purchase of inventory in the normal course of business.

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

The following table sets forth certain unaudited consolidated quarterly financial data for fiscal years 2010 and 2009 (in thousands, except per share data). We derived this quarterly data from our unaudited consolidated financial statements.

	Fiscal 2010
	First	Second	Third	Fourth	Total
Revenues	$330,367	$346,146	$103,126	$117,039	$896,678
Gross profit	142,791	143,105	42,418	50,834	379,148
Operating income (loss)	54,539	56,660	(22,591)	(13,911)	74,697
Earnings (loss) from continuing operations, net of income taxes	28,429	29,597	(18,210)	(13,263)	26,553
Equity in earnings (losses) of unconsolidated affiliate, net of tax	—	—	(241)	(460)	(701)
Net income (loss)	28,429	29,597	(18,451)	(13,723)	25,852
Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.51	$1.57	$(0.98)	$(0.73)	$1.37

Total	$1.51	$1.57	$(0.98)	$(0.73)	$1.37

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.51	$1.57	$(0.98)	$(0.73)	$1.37

Total	$1.51	$1.57	$(0.98)	$(0.73)	$1.37

	Fiscal 2009 (1)
	First	Second	Third	Fourth	Total
Revenues	$378,794	$390,306	$121,710	$156,170	$1,046,980
Gross profit	164,002	159,117	43,299	62,185	428,603
Operating income (loss)	62,985	59,028	(29,984)	(14,345)	77,684
Earnings (loss) from continuing operations, net of income taxes	33,350	30,425	(23,441)	(13,206)	27,128
Net income (loss)	33,350	30,425	(23,441)	(13,206)	27,128
Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.77	$1.62	$(1.25)	$(0.70)	$1.44

Total	$1.77	$1.62	$(1.25)	$(0.70)	$1.44

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.75	$1.61	$(1.25)	$(0.70)	$1.44

Total	$1.75	$1.61	$(1.25)	$(0.70)	$1.44

(1)	At the beginning of fiscal 2010, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, “Debt with Conversion and Other Options” (“FASB ASC Topic 470-20”). The adoption of FASB ASC Topic 470-20 required an adjustment of previously reported amounts assigned to debt, deferred taxes, equity and interest expense.

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

Revenue Recognition

Revenue, net of estimated returns and allowances, is recognized upon the shipment of products or upon the completion of services provided to customers, which corresponds to the time when risk of ownership transfers, the selling price is fixed, the customer is obligated to pay, collectability is reasonably assured and we have no significant remaining obligations. Cash received in advance from customers is deferred on our balance sheet as a current liability and recognized upon the shipment of products or upon the completion of services provided to the customers.

Catalog Costs and Related Amortization

We spend over $24.4 million annually to produce and distribute catalogs. We accumulate all direct costs incurred, net of vendor cooperative advertising payments, in the development, production and circulation of our catalogs on our balance sheet until such time as the related catalog is mailed. They are subsequently amortized into SG&A over the expected sales realization cycle, which is one year or less. Consequently, any difference between our estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. Our estimate of the expected sales realization cycle for a particular catalog is based on, among other possible considerations, our historical sales experience with identical or similar catalogs and our assessment of prevailing economic conditions and various competitive factors. We track our subsequent sales realization, reassess the marketplace, and compare our findings to our previous estimate and adjust the amortization of our future catalogs, if necessary.

Development Costs

We accumulate external and certain internal costs incurred in the development of our products which can include a master copy of a book, video or other media, on our balance sheet. As of April 24, 2010, we had $24.5 million in development costs and other, net, on our balance sheet. A majority of these costs are associated with science and reading intervention businesses. The capitalized development costs are subsequently amortized into cost of revenues over the expected sales realization cycle of the products, which is typically five years. During fiscal 2010, we amortized development costs of $5.1 million to expense related to our continuing businesses. We continue to monitor the expected sales realization cycle for each product, and will adjust the remaining expected life of the development costs or recognize an impairment, if warranted.

Goodwill and Intangible Assets, and Long-Lived Assets

At April 24, 2010, goodwill and intangible assets represented approximately 66.2% of our total assets. We review our goodwill and other indefinite life intangible assets for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with FASB ASC Topic 350, “Intangibles—Goodwill and Other Options”. As required by FASB ASC Topic 350, the recoverability of these assets is subject to a fair value assessment, which includes judgments regarding financial projections, including forecasted cash flows and discount rates, and comparable market values. As it relates to finite life intangible assets, we apply the impairment rules as required by FASB ASC Topic 360-10-15, “Impairment or Disposal of Long-Lived Assets” which also requires significant judgments related to the expected future cash flows attributable to the intangible asset. Key assumptions used in the impairment analysis include, but are not limited to, expected future cash flows, business plan projections, revenue growth rates, and the discount rate utilized for discounting such cash flows. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the estimated recoverability, or impairment, if any, of the asset.

The goodwill impairment test involves a two-step process. We test goodwill for possible impairment by determining the fair value of the Company’s reporting units. We estimate fair value of the Company’s reporting units using a combined income (discounted cash flow) and market approach (guideline public company comparables) valuation model. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include future estimates of capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are estimated based on past acquisition history and the Company’s assessment of the current and proposed valuations for related market transactions.

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

The Company’s stock price and an estimated control premium are two factors that can significantly impact the fair value assessment of the Company’s reporting units. The significant decline in the general global economic conditions has led to volatility in the Company’s stock price during fiscal 2010 and fiscal 2009. During this period, our stock price fluctuated between a high of $34.75 per share and a low of $12.65 per share. As of April 24, 2010, the Company’s market capitalization was $463.5 million, compared to a book value of $551.2 million. The Company evaluated the movement in the stock price over the past fiscal year, along with the operating performance, cash flow performance and industry outlook. Significant judgment is involved in determining if an indicator of impairment has occurred. The Company considers its market capitalization and estimated control premium in its goodwill impairment analysis. There are inherent uncertainties related to these factors and management’s judgment in applying each factor to the analysis of the recoverability of goodwill. As a result of the analysis, the Company determined that there was not a re-consideration event that impacted the realizability of goodwill during fiscal 2010.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Our borrowings under our credit facility and our discount expense related to our accounts receivable securitization were primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to have averaged 100 basis points higher during fiscal 2010 and fiscal 2009, pre-tax earnings would have decreased by approximately $4.0 million and $1.4 million respectively. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding and the average advanced under the accounts receivable securitization facility during fiscal 2010 and fiscal 2009. The estimated fair value of long-term debt approximated its carrying value at April 24, 2010 and April 25, 2009, with the exception of our convertible debt which at April 24, 2010 had a carrying value of $333.0 million and a fair market value of $324.7 million and at April 25, 2009 had a carrying value of $333.0 million and a fair market value of $261.0 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

School Specialty, Inc.

Greenville, Wisconsin

We have audited the accompanying consolidated balance sheets of School Specialty, Inc. and subsidiaries (the “Company”) as of April 24, 2010 and April 25, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 24, 2010. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of April 24, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of School Specialty, Inc. and subsidiaries as of April 24, 2010 and April 25, 2009, and the results of their operations and their cash flows for each of the three years in the period ended April 24, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 24, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 8 to the consolidated financial statements, the Company adopted new accounting guidance on April 26, 2009 related to the accounting for convertible debt instruments.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

June 25, 2010

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 24, 2010	(As Adjusted, See Note 8) April 25, 2009
ASSETS
Current assets:
Cash and cash equivalents	$21,035	$1,871
Accounts receivable, less allowance for doubtful accounts of $2,104 and $4,332, respectively	72,734	103,683
Inventories	99,910	127,108
Deferred catalog costs	13,593	15,537
Prepaid expenses and other current assets	14,318	19,501
Refundable income taxes	1,539	1,566
Deferred taxes	9,867	9,805

Total current assets	232,996	279,071
Property, plant and equipment, net	66,607	70,183
Goodwill	540,248	532,318
Intangible assets, net	166,552	168,082
Development costs and other, net	33,118	27,551
Investment in unconsolidated affiliate	28,299	—

Total assets	$1,067,820	$1,077,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities—long-term debt	$132,397	$127,071
Accounts payable	47,954	56,786
Accrued compensation	7,501	12,821
Deferred revenue	4,312	4,254
Other accrued liabilities	30,905	34,386

Total current liabilities	223,069	235,318
Long-term debt—less current maturities	199,742	244,586
Deferred taxes	92,398	86,109
Other liabilities	1,423	913

Total liabilities	516,632	566,926

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,280,097 and 24,243,438 shares issued, respectively	24	24
Capital paid-in excess of par value	436,959	435,150
Treasury stock, at cost—5,420,210 and 5,420,210 shares, respectively	(186,637)	(186,637)
Accumulated other comprehensive income	24,052	10,804
Retained earnings	276,790	250,938

Total shareholders’ equity	551,188	510,279

Total liabilities and shareholders’ equity	$1,067,820	$1,077,205

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	For the Fiscal Year Ended
	April 24, 2010	(As Adjusted, See Note 8) April 25, 2009	(As Adjusted, See Note 8) April 26, 2008
Revenues	$896,678	$1,046,980	$1,087,903
Cost of revenues	517,530	618,377	626,661

Gross profit	379,148	428,603	461,242
Selling, general and administrative expenses	304,451	350,919	361,754

Operating income	74,697	77,684	99,488

Other (income) expense:
Interest expense	30,532	30,238	30,943
Interest income	(66)	(333)	(28)
Other	—	2,679	5,718

Income before provision for income taxes	44,231	45,100	62,855
Provision for income taxes	17,678	17,972	23,870

Income from continuing operations before income from investment in unconsolidated affiliate and discontinued operations	26,553	27,128	38,985

Loss from operations of discontinued School Specialty Media business unit, net of income taxes	—	—	(4,691)

Equity in earnings (losses) of unconsolidated affiliate, net of tax	(701)	—	—

Net income	$25,852	$27,128	$34,294

Weighted average shares outstanding:
Basic	18,843	18,802	20,196
Diluted	18,874	18,895	20,708

Basic earnings per share of common stock:
Earnings from continuing operations	$1.37	$1.44	$1.93
Loss from discontinued operations	$—	$—	$(0.23)

Total	$1.37	$1.44	$1.70

Diluted earnings per share of common stock:
Earnings from continuing operations	$1.37	$1.44	$1.88
Loss from discontinued operations	$—	$—	$(0.22)

Total	$1.37	$1.44	$1.66

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 and APRIL 26, 2008

(In Thousands)

	Common Stock		Capital Paid-in Excess of Par Value	Treasury Stock, at Cost	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income
	Shares	Dollars
Balance at April 28, 2007 (As Adjusted, See Note 8 and 17)	23,310	23	408,890	(76,508)	17,763	190,016	540,184
Adoption of FASB ASC Topic740						(500)	(500)
Issuance of common stock in conjunction with stock option exercises	321	1	5,558				5,559
Tax benefit on option exercises			1,957				1,957
Share-based compensation expense			5,490				5,490
Treasury stock purchases				(94,879)			(94,879)
Foreign currency translation adjustment					7,395		7,395	7,395
Net income						34,294	34,294	34,294

Total comprehensive income								41,689

Balance at April 26, 2008 (As Adjusted, See Note 8)	23,631	24	421,895	(171,387)	25,158	223,810	499,500

Issuance of common stock in conjunction with stock option exercises	612	—	3,195				3,195
Tax benefit on option exercises			5,572				5,572
Share-based compensation expense			4,488				4,488
Treasury stock purchases				(15,250)			(15,250)
Foreign currency translation adjustment					(14,354)		(14,354)	(14,354)
Net income						27,128	27,128	27,128

Total comprehensive income								12,774

Balance at April 25, 2009 (As Adjusted, See Note 8)	24,243	24	435,150	(186,637)	10,804	250,938	510,279

Issuance of common stock in conjunction with stock option exercises, net	37	—	117				117
Tax deficiency on option exercises			(756)				(756)
Share-based compensation expense			2,448				2,448
Treasury stock purchases				—			—
Foreign currency translation adjustment					13,248		13,248	13,248
Net income						25,852	25,852	25,852

Total comprehensive income								39,100

Balance at April 24, 2010	24,280	24	436,959	(186,637)	24,052	276,790	551,188

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fiscal Year Ended
	April 24, 2010	(As Adjusted, See Note 8) April 25, 2009	(As Adjusted, See Note 8) April 26, 2008
Cash flows from operating activities:
Net income	$25,852	$27,128	$34,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	26,847	24,315	25,348
Amortization of development costs	5,067	6,401	8,963
Loss from unconsolidated affiliate	701	—	—
Amortization of debt fees and other	2,420	1,394	1,959
Loss on disposal of School Specialty Media business unit, net	—	—	1,519
Share-based compensation expense	2,448	4,488	5,490
Deferred taxes	5,981	6,011	10,665
Loss on disposal of property, equipment and other	652	490	263
Non-cash convertible debt interest expense	13,062	12,033	11,086
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Change in amounts sold under receivables securitization, net	—	(50,000)	—
Accounts receivable	29,008	21,867	(12,688)
Inventories	13,586	22,313	23,234
Deferred catalog costs	1,944	(692)	(2,294)
Prepaid expenses and other current assets	1,417	10,860	(4,134)
Accounts payable	(9,267)	(8,484)	(13,702)
Accrued liabilities	(7,659)	(6,910)	13,703

Net cash provided by operating activities	112,059	71,214	103,706

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(11,700)	—	(5,828)
Additions to property, plant and equipment	(13,832)	(11,622)	(17,723)
Proceeds from note receivable	700	2,485	1,350
Acquisition of intangible and other assets	(1,800)	—	—
Investment in product development costs	(10,035)	(8,523)	(10,849)
Proceeds from disposal of property, plant and equipment	2,083	186	375
Investment in non-controlling interest	(2,226)	—	—

Net cash used in investing activities	(36,810)	(17,474)	(32,675)

Cash flows from financing activities:
Proceeds from bank borrowings	304,400	680,000	691,200
Repayment of debt and capital leases	(356,979)	(725,890)	(672,091)
Purchase of treasury stock	—	(15,250)	(94,879)
Payment of debt fees and other	(3,623)	603	—
Proceeds from exercise of stock options	117	3,195	5,559
Excess income tax benefit from exercise of stock options	—	1,439	828

Net cash used in financing activities	(56,085)	(55,903)	(69,383)

Net increase (decrease) in cash and cash equivalents	19,164	(2,163)	1,648
Cash and cash equivalents, beginning of period	1,871	4,034	2,386

Cash and cash equivalents, end of period	$21,035	$1,871	$4,034

Supplemental disclosures of cash flow information:
Interest paid	$14,639	$16,801	$20,573
Income taxes paid	$11,681	$6,750	$12,965

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In Thousands)

The Company paid cash in connection with certain business combinations accounted for under the purchase method in the fiscal years ended April 24, 2010 and April 26, 2008. There was no cash paid in connection with business combinations during the fiscal year ended April 25, 2009. The fair values of the assets and liabilities of the acquired companies are presented as follows:

	For the Fiscal Year Ended April 24, 2010	For the Fiscal Year Ended April 26, 2008
Accounts receivable	$1,887	$—
Inventories	85	256
Prepaid expenses and other current assets	103	—
Property, plant and equipment	137	—
Goodwill	3,242	2,972
Intangible assets	7,530	1,600
Other assets	—	1,000
Accounts payable	(275)	—
Accrued liabilities	(393)	—
Other liabilities	(616)	—

Net assets acquired	$11,700	$5,828

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

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

As of the beginning of fiscal 2010, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 470-20, “Debt with Conversion and Other Options” (“FASB ASC Topic 470-20”). The adoption of FASB ASC Topic 470-20 required an adjustment of convertible debt, deferred taxes, equity, and interest expense and required the Company to retrospectively adjust the previously reported consolidated financial statements. As such, certain prior period amounts have been adjusted in the audited consolidated financial statements to conform to the current period presentation. (See Note 8 of Notes to Consolidated Financial Statements.)

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

Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in April in each year. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2010,” “fiscal 2009” and “fiscal 2008” refer to the Company’s fiscal years ended April 24, 2010, April 25, 2009 and April 26, 2008, respectively, and each of these years represent 52 weeks.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

Cash and Cash Equivalents

The Company considers cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories, which consist primarily of products held for sale, are stated at the lower of cost or market on a first-in, first-out basis in accordance with FASB ASC Topic 330, “Inventories”. Excess and obsolete inventory reserves recorded were $13,790 and $14,352 as of April 24, 2010 and April 25, 2009, respectively.

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

Goodwill and Non-amortizable Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Certain intangible assets including a perpetual license agreement and various trademarks and tradenames are estimated to have indefinite lives and are not subject to amortization. Under FASB ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and indefinite-lived intangible assets are not subject to amortization but rather must be tested for impairment annually or more frequently if events or circumstances indicate they might be impaired. The Company performs the annual impairment test during the first quarter of each fiscal year. Amortizable intangible assets include customer relationships, publishing rights, non-compete agreements, trademarks and tradenames, order backlog and copyrights and are being amortized over their estimated useful lives.

Impairment of Long-Lived Assets

As required by FASB ASC Topic 360-10-35 “Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment, definite-lived intangible assets and development costs for impairment if events or circumstances indicate an asset might be impaired. The Company assesses impairment based on undiscounted cash flows and records any impairment based on estimated fair value determined using discounted cash flows.

Development Costs

Development costs represent external and internal costs incurred in the development of a master copy of a book, workbook, video or other supplemental educational materials and products. The Company capitalizes development costs and amortizes these costs into costs of revenues over the lesser of five years or the product’s life cycle in amounts proportionate to expected revenues. At April 24, 2010 and April 25, 2009, net development costs totaled $24,489 and $21,225, respectively, and are included as a component of development costs and other assets, net, in the consolidated balance sheets.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

Fair Value of Financial Instruments

In accordance with FASB ASC Topic 825, “Financial Instruments” and FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” the carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, including retained interests in securitized receivables, accounts payable, and accrued liabilities approximate fair value given the short maturity of these instruments. The estimated fair value of the credit facility approximated its carrying value at April 24, 2010 and April 25, 2009 given the variable interest rates included with this facility. The Company’s convertible debt had a carrying value of $333,000 and a fair market value of $324,668 at April 24, 2010, and a carrying value of $333,000 and a fair market value of $260,968 at April 25, 2009, as determined using the closing bid prices as reported on the National Association of Securities Dealers, Inc.’s Portal Market on April 24, 2010 and April 25, 2009, respectively. The Company’s sale-leaseback obligations had a carrying value of $14,325 and $14,990 and a fair market value of $15,792 and $17,272 at April 24, 2010 and April 25, 2009, respectively, as determined using estimated interest rates available at April 24, 2010 and April 25, 2009 for similar long-term borrowings.

Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes”, Income taxes have been computed utilizing the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Valuation allowances are provided when it is anticipated that some or all of a deferred tax asset is not likely to be realized.

Revenue Recognition

Revenue, net of estimated returns and allowances, is recognized upon the shipment of products or upon the completion of services provided to customers, which corresponds to the time when risk of ownership transfers, the selling price is fixed, the customer is obligated to pay, collectability is reasonably assured and the Company has no significant remaining obligations. Cash received in advance from customers is deferred on the balance sheet as a current liability and recognized upon the shipment of products or upon the completion of services provided to customers.

Concentration of Credit Risks

The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are school districts and schools. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2010, 2009 and 2008, no customer represented more than 10% of revenues or accounts receivable.

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

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

Deferred Catalog Costs

Deferred catalog costs represent costs which have been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. Deferred catalog costs are amortized in amounts proportionate to expected revenues over the life of the catalog, which is one year or less. Amortization expense related to deferred catalog costs is included in the consolidated statements of operations as a component of selling, general and administrative expenses. Such amortization expense for fiscal years 2010, 2009 and 2008 was $24,424, $27,045 and $25,676, respectively.

Restructuring

The Company accounts for restructuring costs associated with both the closure or disposal of distribution centers and severance related to headcount reductions in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations.” During fiscal 2010, the Company recorded $4,010 of severance expense, facility costs and lease terminations. During fiscal 2009, the Company recorded $3,912 of expenses primarily related to severance, facility costs and impairment of non-facility related fixed assets associated with the closing of the Company’s Lyons, New York distribution center. In addition, the Company has classified the real property and building assets of the former distribution center as held for sale as of January 24, 2009 and reflected the assets under the caption “Prepaid expense and other current assets” in the accompanying condensed consolidated balance sheet. As of April 24, 2010 and April 25, 2009, there was $1,526 and $1,445, respectively, of accrued restructuring costs recorded in other accrued liabilities on the consolidated balance sheet primarily related to various cost reduction activities. No restructuring liabilities were recorded for the fiscal year ended April 26, 2008.

Shipping and Handling Costs

In accordance with FASB ASC Topic 605-45-45, “Revenue Recognition—Principal Agent Considerations—Other Presentation,” the Company accounts for shipping and handling costs billed to customers as a component of revenues. The Company accounts for shipping and handling costs incurred as a cost of revenues for shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for shipping and handling costs incurred as a selling, general and administrative expense. The amount of shipping and handling costs included in selling, general and administrative expenses for fiscal years 2010, 2009 and 2008 was $34,183, $46,188 and $47,695, respectively.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Amounts in the statements of operations have been translated using the weighted average exchange rate for the year. Resulting translation adjustments are included in foreign currency translation adjustment within other comprehensive income.

Share-Based Compensation Expense

The Company accounts for its share-based compensation plans under the recognition and measurement principles of FASB ASC Topic 718, “Compensation—Stock Compensation” and FASB ASC Topic 505, “Equity-Based Payments to Non-Employees”. See Note 15.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

Recent Accounting Pronouncements

In May 2009, the FASB issued guidance, now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted FASB ASC Topic 855 during the first quarter of fiscal 2010, and its application had no impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued.

In April 2009, the FASB issued guidance, now codified as FASB ASC Topic 825-10-65, “Financial Instruments—Overall—Relationships”, which requires disclosures about the fair value of financial instruments in interim reporting periods, which had only been required to be disclosed annually in the past. FASB ASC Topic 825-10-65 was effective for the Company in the first quarter of fiscal 2010. The adoption of FASB ASC Topic 825-10-65 did not have a material effect on our financial statements and the Company expanded its relevant disclosures upon adoption.

In April 2009, the FASB issued guidance, now codified as FASB ASC Topic 805-20, “Business Combinations—Identifiable Assets and Liabilities, and any Noncontrolling Interests”, which is intended to modify FASB ASC Topic 805, “Business Combinations” by requiring that assets and liabilities of contractual and noncontractual contingencies be recognized at fair value if the fair value can be reasonably determined during the measurement period. FASB ASC Topic 805-20 was effective for the Company at the beginning of fiscal 2010 and will apply prospectively to business combinations completed by the Company on or after that date. The adoption of FASB 805-20 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In April 2008, the FASB issued guidance, now codified as FASB ASC Topic 350-30, “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill”, intended to improve the consistency between the useful life of a recognized intangible asset under FASB ASC Topic 350, “Intangibles—Goodwill and Other” and the period of expected cash flows used to measure the fair value of the asset under FASB ASC Topic 805, “Business Combinations” and other accounting principles generally accepted in the United States. FASB ASC Topic 350-30 was effective for the Company at the beginning of fiscal 2010 and will apply prospectively to intangible assets acquired on or after that date. The adoption FASB ASC Topic 350-30 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued guidance, now codified as FASB ASC Topic 815-10-65, “Derivatives and Hedging—Overall—Relationships”, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under FASB ASC Topic 815, “Derivatives and Hedging” and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. FASB ASC Topic 815-10-65 does not change the accounting treatment for derivative instruments and was effective for us at the beginning of fiscal 2010. The adoption of FASB ASC Topic 815-10-65 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations” which states that all business combinations (whether full, partial or step acquisitions) will result

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. FASB ASC Topic 805 also states that acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. FASB ASC Topic 805 was effective for the Company at the beginning of fiscal 2010. The adoption of FASB ASC Topic 805 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued guidance, now codified as FASB ASC Topic 810-10-65-1, “Consolidation—Overall—Transition”, which requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. FASB ASC Topic 810-10-65-1 was effective for the Company at the beginning of fiscal 2010. The adoption of FASB ASC Topic 810-10-65-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3—DISCONTINUED OPERATION

On April 12, 2007, the Company’s Board of Directors authorized the Company’s management to proceed with the sale and ultimate disposition of the Company’s SSM business unit, which was previously reported as a component of the Accelerated Learning Group segment. Based upon this action, the Company recorded an asset impairment charge during the fourth quarter of fiscal 2007 of $29,000. The charge included the write-off of SSM’s goodwill of $13,051 and intangible assets of $10,410. In addition, the Company wrote down the carrying value of SSM’s product development costs by $3,639 and other assets by $1,900.

On April 25, 2008, the Company completed the sale and ultimate disposal of substantially all remaining assets of SSM for proceeds of $8,597, of which $1,350 was received in cash prior to the end of fiscal 2008. The Company received additional cash proceeds of $2,485 as installment payments on a note receivable. The remaining installments due on the note subsequent to fiscal 2009 are $4,762 to be received over the next three years. In addition to the remaining proceeds receivable at April 26, 2008, the Company also had $2,052 of current liabilities primarily related to severance and other compensation costs of former SSM employees and other expenses incurred as a result of the sale of SSM.

The sale and ultimate disposal of substantially all assets of SSM resulted in a loss of $5,074 ($1,519 net of income taxes). In conjunction with the transaction, the Company committed to donating approximately $4,600 of inventory, which resulted in an income tax benefit of $3,341 due to the favorable tax treatment of certain inventory charitable donations.

In accordance with FASB ASC Topic 360, the Company has reflected the impairment charges, operations and disposal of SSM as discontinued operations in the accompanying consolidated statements of earnings for all periods presented.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

The following table illustrates the amounts of revenues and losses reported in discontinued operations in the accompanying consolidated statements of operations:

Fiscal 2008
Revenues	$16,830
Loss from operations of SSM	(5,156)
Loss from disposal of SSM	(5,074)
Impairment charge	—

Loss from discontinued operations before income taxes	(10,230)
Benefit from income taxes	(5,539)

Loss from discontinued operations, net of income taxes	$(4,691)

NOTE 4—BUSINESS COMBINATIONS

Fiscal 2010

During the second quarter of fiscal 2010, the Company completed the acquisition of AutoSkill International, Inc. (“AutoSkill”) for an aggregate purchase price of $11,700. This transaction was funded in cash through borrowings under the Company’s credit facility. AutoSkill is a leading education technology company that provides educators with reading and math intervention solutions for struggling students. This business will be integrated into the Company’s Educator’s Publishing Service business within the Accelerated Learning Group segment. Net assets acquired included $2,075 of current assets, $137 of fixed assets, $7,530 of amortizable intangible assets and $3,242 of goodwill, all of which are deductible for tax purposes. The results of AutoSkill have been included in the accompanying condensed consolidated financial statements since the date of acquisition and would not have had a material effect on the Company’s overall performance on a pro forma basis, and did not have a material effect on the Company’s fiscal 2010 performance.

Fiscal 2008

During the third quarter of fiscal 2008, the Company completed the acquisition of Sitton Spelling (“Sitton”) from Egger Publishing, Inc. for an all-cash, aggregate purchase price of $5,828. Sitton offers spelling and word skills programs to help educators in the area of reading intervention. Sitton also has professional development programs for educators through nationwide seminars conducted by independent trainers. This business has been integrated into the Company’s Educator’s Publishing Service business within the Accelerated Learning Group segment. Net assets acquired included $256 of current assets, $1,000 of capitalized product development costs, $1,600 of amortizable intangible assets and $2,972 of goodwill, all of which are deductible for tax purposes. The results of Sitton have been included in the accompanying consolidated financial statements since the date of acquisition and would not have had a material effect on the Company’s overall performance on a pro forma basis and did not have a material effect on the Company’s fiscal 2008 performance.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

NOTE 5—INVESTMENT IN UNCONSOLIDATED AFFILIATE

Investment in unconsolidated affiliate is accounted for under the equity method, and consisted of the following as of April 24, 2010:

	Percent- Owned	Equity Method Investment
Carson-Dellosa Publishing, LLC	35%	$28,299

On November 13, 2009, the Company completed the divestiture of the School Specialty Publishing business unit to Carson-Dellosa Publishing, LLC, a newly-formed business entity. Under the divestiture agreement, the Company combined its publishing unit net assets with those of Cookie Jar Education, Inc. and received a 35% interest, accounted for under the equity method, in Carson-Dellosa Publishing. The fair value of the total contribution was $29,438, including cash of $2,226, which was materially consistent with the book value of the Company net assets contributed. For the year-ended April 24, 2010, the Company had $701 of net of tax loss resulting from its 35% minority equity interest in Carson-Dellosa Publishing, LLC.

The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses, net of related income taxes, are reflected in “Equity in (losses) earnings of unconsolidated affiliate, net of tax.”

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, including the range of useful lives, excluding goodwill:

April 24, 2010	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,568	$(18,121)	$18,447
Publishing rights (15 to 25 years)	113,260	(23,211)	90,049
Non-compete agreements (3.5 to 10 years)	7,110	(5,877)	1,233
Tradenames and trademarks (5 to 30 years)	3,504	(850)	2,654
Order backlog and other (less than 1 to 13 years)	2,634	(1,576)	1,058
Perpetual license agreements (10 years)	14,506	(1,715)	12,791

Total amortizable intangible assets	177,582	(51,350)	126,232

Non-amortizable intangible assets:
Tradenames and trademarks	40,320	—	40,320

Total non-amortizable intangible assets	40,320	—	40,320

Total intangible assets	$217,902	$(51,350)	$166,552

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

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

Intangible asset amortization expense included in selling, general and administrative expenses for fiscal years 2010, 2009 and 2008 was $10,738, $8,431 and $8,662, respectively.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is:

2011	$10,898
2012	$10,515
2013	$9,940
2014	$9,646
2015	$9,429

The following information presents changes to goodwill during the two-year period ended April 24, 2010:

Segment	Balance at April 26, 2008	Fiscal 2009 Acquisitions	Adjustments	Balance at April 25, 2009	Fiscal 2010 Acquisitions	Adjustments	Balance at April 24, 2010
Accelerated Learning	$279,083	$—	$(11,312)	$267,771	$3,242	$4,688	$275,701
Educational Resources	264,547	—	—	264,547	—	—	264,547

Total	$543,630	$—	$(11,312)	$532,318	$3,242	$4,688	$540,248

The Accelerated Learning Group segment adjustments during fiscal 2009 of $(11,312) were comprised entirely of foreign currency translation adjustments.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

The Accelerated Learning Group segment adjustments during fiscal 2010 of $4,688 were comprised of $12,222 of foreign currency translation adjustments less the goodwill associated with the divestiture of the School Specialty Publishing (“SSP”) reporting unit of $7,534, which closed in the third quarter of fiscal 2010. The incremental goodwill of $3,242 in fiscal 2010 was related to the acquisition of AutoSkill.

During the first quarter of fiscal 2010, the Company performed its annual goodwill impairment test pursuant to FASB ASC Topic 350, “Intangibles—Goodwill and Other”. The fair value of the Company’s reporting units was estimated using a combined income (discounted cash flow) and market approach (guideline public company comparables) valuation model which indicated that the fair value of the Company’s net assets exceeded the carrying value. The estimated fair value of the reporting units was dependent on several significant assumptions, including earnings projections and discount rate.

During fiscal 2009, the Company experienced a decline in its market capitalization, which recovered somewhat in fiscal 2010. As of April 24, 2010, the market capitalization was $463.5 million, compared to the Company’s book value of $551.2 million. FASB ASC Topic 350 requires the performance of an interim goodwill impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company evaluated the movement in its stock price over the past fiscal year, along with the operating performance, cash flow performance and industry outlook. Significant judgment is involved in determining if an indicator of impairment has occurred. In making this assessment, management relies on a number of factors including, among others, operating results, business plans, projections, anticipated future cash flows, and market place data including market capitalization. There are inherent uncertainties related to these factors and management’s judgment in applying each to the analysis of the recoverability of goodwill.

Throughout fiscal 2010, the Company periodically determined that there was not a re-consideration event that impacted the realizability of goodwill. Should economic conditions deteriorate further, revisions in the Company’s estimates of future cash flows for each reporting unit may be insufficient to support carrying value and the goodwill assigned to it, requiring the Company to test for impairment. Non cash impairment charges, if any, may be material to the Company’s results of operations.

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 24, 2010	April 25, 2009
Land	$158	$502
Projects in progress	2,787	6,833
Buildings and leasehold improvements	29,752	31,605
Furniture, fixtures and other	108,968	95,506
Machinery and warehouse equipment	39,397	42,676

Total property, plant and equipment	181,062	177,122
Less: Accumulated depreciation	(114,455)	(106,939)

Net property, plant and equipment	$66,607	$70,183

Depreciation expense related to continuing operations for fiscal years 2010, 2009 and 2008 was $16,109, $15,921 and $16,407, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

NOTE 8—ADJUSTMENT FOR CONVERTIBLE DEBT

As discussed in Note 1, the Company adopted FASB ASC Topic 470-20, effective April 26, 2009, which required retrospective application. This standard requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the market interest rate at debt issuance without the conversion feature. The Company has two currently outstanding convertible debt instruments that are impacted by FASB ASC Topic 470-20. The new standard requires that a fair value be assigned to the equity conversion option of the Company’s $133,000, 3.75% convertible subordinated notes and the Company’s $200,000, 3.75% convertible subordinated debentures (together, the “Convertibles Notes”) as of July 14, 2003 and November 22, 2006, respectively, the date of issuance of the Convertible Notes. This change results in a corresponding decrease in the value assigned to the carrying value of the debt portion of the instruments.

The values assigned to the debt portions of the Convertible Notes was determined based on market interest rates for similar debt instruments without the conversion feature as of the respective July 14, 2003 and November 22, 2006 issuance dates of the Convertible Notes. The difference in market interest rates versus the coupon rates on the Convertible Notes results in non-cash interest that is amortized into interest expense over the expected terms of the Convertible Notes. For purposes of the valuation, the Company used an expected term of seven years for the Convertible Notes issued on July 14, 2003 and an expected term of five years for the Convertible Notes issued on November 22, 2006, which corresponds with the first anniversary date the convertible notes holders originally could put their convertible notes back to the Company.

The seven year anniversary will occur on July 30, 2010 for the $133,000 Convertible Notes and the five year anniversary will occur on November 30, 2011 for the $200,000 Convertible Notes.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

The following tables reflect the Company’s previously reported amounts, along with the adjusted amounts after adoption of FASB ASC Topic 470-20.

(In thousands, except per share)	As Reported	As Adjusted	Effect of Change
Consolidated Statement of Operations
Year Ended April 25, 2009
Interest expense	$18,205	$30,238	$12,033
Income before provision for income taxes	57,133	45,100	(12,033)
Provision for income taxes	22,592	17,972	(4,620)
Net income	34,541	27,128	(7,413)

Earnings per Share of Common Stock:
Basic	$1.84	$1.44	$(0.40)
Diluted	1.83	1.44	(0.39)

Consolidated Statement of Operations
Year Ended April 26, 2008
Interest expense	$19,857	$30,943	$11,086
Income before provision for income taxes	73,941	62,855	(11,086)
Provision for income taxes	28,129	23,870	(4,259)
Net income	41,121	34,294	(6,827)

Earnings per Share of Common Stock:
Basic	$2.04	$1.70	$(0.34)
Diluted	1.99	1.66	(0.33)

(In thousands)	As Reported	As Adjusted	Effect of Change
Consolidated Balance Sheet
As of April 25, 2009
Current maturities—long-term debt	$133,682	$127,071	$(6,611)
Long-term debt—less current maturities	266,229	244,586	(21,643)
Deferred tax liability	75,255	86,109	10,854
Capital paid-in-excess of par value	393,328	435,150	41,822
Retained earnings	275,360	250,938	(24,422)

Consolidated Balance Sheet
As of April 26, 2008
Current maturities—long-term debt	$133,628	$122,179	$(11,449)
Long-term debt—less current maturities	312,210	283,371	(28,839)
Deferred tax liability	70,671	86,147	15,476
Capital paid-in-excess of par value	380,073	421,895	41,822
Retained earnings	240,820	223,810	(17,010)

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

The following table provides additional information about the Convertible Notes:

	As of April 24, 2010		As of April 25, 2009
($ and shares in thousands, except conversion prices)	$133 million Convertible Notes	$200 million Convertible Notes	$133 million Convertible Notes	$200 million Convertible Notes
Carrying amount of the equity component	$29,854	$38,052	$29,854	$38,052
Principal amount of the liability component	133,000	200,000	133,000	200,000
Unamortized discount of liability component	1,375	13,817	6,611	21,643
Net carrying amount of liability component	131,625	186,183	126,389	178,357
Remaining amortization period of discount	3 months	19 months	15 months	31 months
Conversion price	$40.00	$51.39	$40.00	$51.39
Number of shares to be issued upon conversion	3,325	3,892	3,325	3,892
Effective interest rate on liability component	8.0%	8.5%	8.0%	8.5%

The following table presents the associated interest cost related to the Convertible Notes, which consists of both the contractual interest coupon and amortization of the discount on the liability component.

	$133 million Convertible Notes		$200 million Convertible Notes
(in thousands)	Year Ended April 24, 2010	Year Ended April 25, 2009	Year Ended April 24, 2010	Year Ended April 25, 2009
Non-cash interest cost (a)	$5,236	$4,838	$7,826	$7,195
Cash interest cost	4,974	4,974	7,479	7,479

(a)	Amounts represent the impact of adoption of FASB ASC Topic 470-20 on interest expense for the years ended April 24, 2010 and April 25, 2009, respectively. The related negative impact of adoption on diluted earnings per share for the years ended April 24, 2010 and April 25, 2009 is $0.42 and $0.39, respectively.

NOTE 9—DEBT

Long-Term Debt

Long-term debt consists of the following:

	April 24, 2010	April 25, 2009 (1)
Amended and Restated Credit Agreement, maturing in 2011	$—	$51,900
Credit Agreement, maturing in 2014	—	—
3.75% Convertible Subordinated Notes due 2023	131,625	126,389
3.75% Convertible Subordinated Notes due 2026	186,183	178,357
Sale-leaseback obligations, effective rate of 8.97%, expiring in 2020	14,325	14,990
Capital lease obligations	6	21

Total debt	332,139	371,657
Less: Current maturities	(132,397)	(127,071)

Total long-term debt	$199,742	$244,586

(1)	Amount has been adjusted for the adoption of FASB ASC Topic 470-20 as discussed in Note 8.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement which replaced the then existing credit facility and the $100,000 term loan used as partial financing for the Delta acquisition. The Amended and Restated Credit Agreement has been terminated as the Company entered into a new Credit Agreement on April 23, 2010. The Amended and Restated Credit Agreement in place throughout fiscal 2010 provided for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrued at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also paid a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement was secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at April 23, 2010, when the Amended and Restated Credit Agreement was terminated and the new Credit Agreement became effective. The effective interest rate under the credit facility for fiscal 2010 was 4.57%, which includes amortization of the loan origination fees of $750 and commitment fees on unborrowed funds of $684. The effective interest rate under the Credit Agreement for fiscal 2009 was 4.90%, which includes amortization of the loan origination fees of $312 and commitment fees on unborrowed funds of $695. The revolving loan provides for a letter of credit sub-facility of up to $15,000, under which no amount was outstanding as of April 23, 2010. As of April 25, 2009, $51,900 was outstanding on the revolving loan and reflected as non-currently maturing, long-term debt in the accompanying balance sheets.

On April 23, 2010, the Company entered into a Credit Agreement which replaced the existing Amended and Restated Credit Agreement dated as of February 1, 2006. The Credit Agreement matures on April 23, 2014 and provides for a $350,000 revolving loan and an available $200,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 3.75%, or the lender’s base rate plus an applicable margin of up to 2.75%. The Company also pays a commitment fee on the revolving loan of up to 0.50% on unborrowed funds. The Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charges coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at April 24, 2010. The Company did not have any outstanding balance on the revolving loan as of April 24, 2010. The revolving loan provides for a letter of credit sub-facility of up to $15,000, under which $3,445 was outstanding as of April 24, 2010. The Company incurred $3,386 of loan origination fees in connection with the Credit Agreement and will amortize these fees ratably over the four year term of the agreement.

During 2003, the Company issued an aggregate principal amount of $133,000 of convertible subordinated notes due in 2023. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. The notes carry an annual interest rate of 3.75% until August 1, 2010, at which time the notes will cease bearing interest and the original principal amount of each note will commence increasing daily by the annual rate of 3.75%. Depending on the market price of the notes, the Company will make additional payments of interest commencing August 1, 2008. As of April 25, 2009, no additional payments by the Company have been made. The notes became convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share during fiscal 2006 and are recorded as a current liability. Holders of the notes may surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes will receive up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, to be satisfied in shares of Company common stock or cash, at the Company’s discretion. No notes have been converted into cash or shares of common stock as of April 24, 2010. The notes are currently redeemable at the option of the Company. The

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

Company expects convertible debt holders to present these notes to the Company for repurchase at the first put date, August 1, 2010. The Company plans to fund the repurchase using the proceeds of the Credit Agreement.

On November 22, 2006, the Company issued $200,000 of convertible subordinated debentures due 2026. The debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. In connection with any such conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of debentures to be converted or the Company’s total conversion obligation, and will deliver, at its option, cash or shares of its common stock in respect of the remainder, if any, of its conversion obligation. The initial conversion rate is .0194574 shares per $1 principal amount of debentures, which represents an initial conversion price of approximately $51.39 per share. The debentures are redeemable at the Company’s option on or after November 30, 2011. On November 30, 2011, 2016 and 2021 and upon the occurrence of certain circumstances, holders will have the right to require the Company to repurchase all or some of the debentures.

The estimated fair value of the Company’s $133,000 and $200,000 convertible subordinated notes at April 24, 2010 was approximately $132,668 and $192,000, respectively, and the carrying value was $131,625 and $186,183, respectively. The estimated fair value was determined using Level 2 inputs as described in FASB ASC Topic 825, “Financial Instruments.”

The Company entered into two sale-leaseback transactions during fiscal 2001 which are accounted for as financings due to a technical default provision within the leases which could allow, under remote circumstances, for continuing ownership involvement by the Company in the two properties.

Maturities of Long-Term Debt

Maturities of long-term debt, including capital lease obligations, for subsequent fiscal years, are as follows:

2011	$132,397
2012	187,078
2013	979
2014	1,071
2015	1,171
Thereafter	9,443

Total maturities of long-term debt	$332,139

The amounts related to the convertible debt in fiscal 2011 and fiscal 2012 have been adjusted for the adoption of FASB ASC Topic 470-20. See Note 8 for disclosure of the impact on the convertible debt balance.

NOTE 10—SECURITIZATION OF ACCOUNTS RECEIVABLE

The Company and certain of its U.S. subsidiaries entered into an agreement (the “Receivables Facility”) in November 2000 with a financial institution whereby it sold on a continuous basis an undivided interest in all eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed New School, Inc. (“NSI”), a wholly-owned, special purpose, bankruptcy-remote subsidiary. As such, the assets of NSI were available first and foremost to satisfy the claims of the creditors of NSI. NSI was formed for the sole purpose of buying and selling receivables generated by the Company and certain subsidiaries of the Company. NSI does not

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

meet the conditions of a qualifying Special Purpose Entity and therefore the results of NSI have been included in the Company’s consolidated results for financial reporting purposes. Under the Receivables Facility, the Company and certain subsidiaries transferred without recourse all their accounts receivables to NSI. NSI, in turn, sold an undivided interest in these receivables. The Company received a fee from the financial institution for billing and collection functions, which remained the responsibility of the Company, which approximated the fair value of the Company’s obligations.

This two-step transaction was accounted for as a sale of receivables under the provision of FASB ASC Topic 860, “Transfers and Servicing.” The facility expired on January 28, 2009 and the Company elected to not renew the agreement due to the expected future expenses of the facility compared to other sources of liquidity available to the Company. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $2,679 and $5,718 and are included in other expenses in the consolidated statement of operations for fiscal years 2009 and 2008, respectively. Supplemental information related to the accounts receivable securitization transactions is provided below. Proceeds under accounts receivable securitization and collections as servicer of receivables sold have been netted in the accompanying consolidated statements of cash flows under the caption, “Change in amounts sold under receivables securitization, net.”

	Fiscal 2009	Fiscal 2008
Proceeds under accounts receivable securitization	$622,428	$558,202
Collections as servicer of receivables sold	(672,428)	(558,202)
Retained interest in accounts receivable at end of period	$—	$80,419
Cash flows from retained interests	553,234	529,922

NOTE 11—INCOME TAXES

The provision for income taxes consists of:

	Fiscal 2010	Fiscal 2009 (1)	Fiscal 2008 (1)
Current income tax expense from continuing operations:
Federal	$7,010	$6,765	$19,246
State	2,565	2,351	2,642
Foreign	2,122	2,845	2,079

Total	11,697	11,961	23,967
Deferred income tax expense from continuing operations	5,981	6,011	(97)

Total provision for income taxes from continuing operations	17,678	17,972	23,870

Current income tax benefit from discontinued operations	—	—	(16,301)
Deferred income tax expense (benefit) from discontinued operations	—	—	10,762

Total benefit from income taxes from discontinued operations	—	—	(5,539)

Total provision for income taxes	$17,678	$17,972	$18,331

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

Deferred taxes are comprised of the following:

	April 24, 2010	April 25, 2009 (1)
Current deferred tax assets (liabilities):
Inventory	$8,240	$8,761
Allowance for doubtful accounts	799	1,655
Accrued liabilities	828	(611)

Total current deferred tax assets	9,867	9,805

Long-term deferred tax assets (liabilities):
Net operating loss carryforward	4,793	4,784
Property and equipment	(10,833)	(11,070)
Accrued liabilities	12,473	14,125
Intangible assets	(64,536)	(59,354)
Investment in Noncontrolling interest	2,061	—
Convertible Debt Instruments	(36,356)	(34,594)

Total long-term deferred tax liabilities	(92,398)	(86,109)

Net deferred tax liabilities	$(82,531)	$(76,304)

(1)	The prior year amounts have been restated for the adoption of FASB ASC Topic 470-02.

At April 24, 2010, the Company has state net operating losses of approximately $103,610, which expire during fiscal years 2010 – 2027. The Company believes that the realization of the deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods and, accordingly, no valuation reserve has been provided. In fiscal 2010, 2009 and fiscal 2008, the Company had not recorded U.S. tax provisions of $1,600, $1,146 and $1,149 relating to $4,571, $3,273 and $3,283 of unremitted earnings from foreign investments, respectively, as these earnings are expected to be reinvested indefinitely.

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal 2010	Fiscal 2009 (1)	Fiscal 2008 (1)
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.8%	2.9%	3.8%
Foreign income tax	-0.2%	1.5%	0.2%
Share-based compensation	0.0%	0.2%	0.4%
Meals and entertainment, inventory donations and other	0.4%	0.2%	-1.4%

Effective income tax rate	40.0%	39.8%	38.0%

(1)	The prior year amounts have been restated for the adoption of FASB ASC Topic 470-02.

The provisions of FASB ASC Topic 470 were effective for the Company at the beginning of fiscal 2008. As a result, the Company recognized a $500 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the fiscal 2008 beginning balance of retained earnings.

The Company files income tax returns with the U.S., various U.S. states, and foreign jurisdictions. The most significant tax return the Company files is with the U.S. The Company’s tax returns are no longer subject to

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

examination by the U.S. for fiscal years before 2007. The Company has various state tax audits and appeals in process at any given time. It is not anticipated that any adjustments resulting from tax examinations or appeals would result in a material change to the Company’s financial position or results of operations.

As of April 24, 2010 and April 25, 2009, the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, were $1,423 and $913, respectively, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

The following table summarizes the activity related to the Company’s gross liability for unrecognized tax benefits:

Balance at April 26, 2008	$1,662
Increase related to current year tax provision	320
Expiration of that statute of limitations for tax assessments	(57)
Adjustments to provision related to state assessments	(519)

Balance at April 25, 2009	$1,406

Increase related to current year tax provision	(2)
Expiration of that statute of limitations for tax assessments	(2)
Adjustments to provision related to state assessments	724

Balance at April 24, 2010	$2,126

NOTE 12—OPERATING LEASE COMMITMENTS

The Company leases various types of warehouse and office facilities and equipment, under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable operating leases for the Company’s fiscal years are as follows:

2011	8,164
2012	6,776
2013	5,573
2014	4,539
2015	3,926
Thereafter	25,603

Total minimum lease payments	$54,581

Rent expense related to continuing operations for fiscal 2010, 2009 and 2008, was $9,573, $10,516 and $10,142, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

NOTE 13—EMPLOYEE BENEFIT PLANS

The Company sponsors the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company has the discretion to match a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. In fiscal 2009 the Company’s matching contribution expense was $1,927. In fiscal 2010, the Company amended its 401(k) plan agreement to make the match discretionary. In fiscal 2010, the Company did not make any 401(k) match due to the current economic conditions.

NOTE 14—SHAREHOLDERS’ EQUITY

Share Repurchase Programs

During fiscal 2010, the Company did not repurchase any shares of its outstanding common stock. During fiscal 2009, the Company repurchased a total of 498 shares of its outstanding common stock at an aggregate purchase price of $15,250 under a Board of Director approved repurchase authorization. During fiscal 2008, the Company repurchased a total of 2,797 shares of its outstanding common stock at an aggregate purchase price of $94,879 under Board of Director approved share repurchase authorizations. As of April 24, 2010, the Company was authorized to purchase shares of its common stock with an aggregate purchase price up to approximately $34,750 in connection with the share repurchase plan. Under the new credit agreement, there is no limitation on the amount of common stock that would be allowed to be repurchased, provided certain financial covenants are met. The failure to achieve certain financial covenants would restrict the Company’s ability to repurchase shares.

During the four fiscal years ended April 24, 2010, the Company has repurchased a total of 5,420 shares of its issued and outstanding common stock at an aggregate purchase price of $186,637. Common stock acquired through the share repurchase programs is available for general corporate purposes and is reflected as Treasury Stock in the accompanying consolidated balance sheets.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

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

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Fiscal 2010:
Basic EPS	$25,852	18,843	$1.37

Effect of dilutive employee stock options	—	16
Effect of dilutive non-vested stock units	—	15

Diluted EPS	$25,852	18,874	$1.37

Fiscal 2009 (As Adjusted, See Note 8):
Basic EPS	$27,128	18,802	$1.44

Effect of dilutive employee stock options	—	67
Effect of dilutive non-vested stock units	—	26

Diluted EPS	$27,128	18,895	$1.44

Fiscal 2008 (As Adjusted, See Note 8):
Basic EPS	$34,294	20,196	$1.70

Effect of dilutive employee stock options	—	502
Effect of dilutive non-vested stock units	—	10

Diluted EPS	$34,294	20,708	$1.66

The Company had additional employee stock options outstanding of 1,514, 1,518 and 1,272 during fiscal 2010, 2009 and 2008, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

The $133,000, 3.75% convertible subordinated notes have no current impact on the Company’s denominator for computing diluted EPS because, although the notes are currently convertible, the average market price of the Company’s stock during the periods presented was less than the initial conversion price per share. See Note 9.

The $200,000, 3.75% convertible subordinated notes have no current impact on the Company’s denominator for computing diluted EPS because conditions under which the notes may be converted have not been satisfied. See Note 9.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

NOTE 15—SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has three share-based employee compensation plans under which awards were outstanding as of April 24, 2010. On June 10, 1998, the Company’s Board of Directors approved the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”); on August 27, 2002 the Company’s Board of Directors approved the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and on June 24, 2008, the Company’s Board of Directors approved the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All three plans have been approved by the Company’s shareholders. The purpose of the plans is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008. Under the 2002 Plan, the maximum number of equity awards available for grant is 1,500 shares. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

A summary of option transactions for fiscal 2008, fiscal 2009 and fiscal 2010 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 28, 2007	2,991	$25.62	1,975	$20.00
Granted	123	34.97
Exercised	(321)	17.34
Canceled	(86)	36.18

Balance at April 26, 2008	2,707	$26.69	1,980	$23.01

Granted	176	27.88
Exercised	(1,086)	16.56
Canceled	(167)	33.46

Balance at April 25, 2009	1,630	$32.87	1,067	$32.29

Granted	313	20.30
Exercised	(122)	17.49
Canceled	(356)	33.33

Balance at April 24, 2010	1,465	$31.35	957	$34.02

The following tables detail supplemental information regarding stock options outstanding at April 24, 2010:

	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding	6.13	$1,607
Options vested and expected to vest	6.08	1,509
Options exercisable	4.94	336

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$16.06 – $24.10	421	6.85	$20.78	138	$22.17
$24.11 – $31.58	253	6.69	30.35	138	30.12
$31.59 – $36.82	450	4.88	36.12	406	36.14
$36.83 – $59.84	341	6.48	38.82	275	38.81

	1,465	6.13	$31.35	957	$34.02

Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three-year period, 20% after the first year, 50% (cumulative) after the second year and 100% (cumulative) after the third year. Prior to fiscal 2009, the Company issued new shares of common stock to settle shares due upon option exercise. In fiscal 2009, the Company’s option plans were amended to allow for the net settlement of the exercise price and related tax liabilities for non-qualified stock option exercises. For the fiscal year ended April 24, 2010, approximately 30 new shares were issued upon the exercise of stock options, 82 shares were withheld to satisfy the exercise price, and 10 shares were surrendered to satisfy employee tax liabilities.

During fiscal 2010 and 2009, the Company granted 78 non-vested stock unit (“NSU”) awards to certain members of the Company’s management under the amended and restated 2002 Plan. The NSUs are performance-based and vest at the end of a three-year cycle and will result in a payment if performance metrics are achieved at a threshold level or above. The NSUs will be paid in Company common stock with payouts ranging from 80% of the target number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The approximate fair value of awards granted during fiscal 2010 and 2009 is $1,590 and $2,404, respectively, assuming the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to NSU awards ratably over the vesting period adjusted for changes in the expected level of performance on a cumulative basis in the period such determination is made. During the fiscal year ended April 24, 2010, the Company recognized income of $917 ($561 net of tax) related to the NSU awards. The income was the result of the 2008 NSU awards not achieving the performance metric. The Company reviews the performance metrics on a quarterly basis and as of the fiscal year ended April 25, 2009, the 2008 NSU awards were expected to pay out at the threshold level of 80%, thus, expense was recognized in the fiscal 2009 stock option expense. At the end of fiscal 2010, the Company’s performance did not exceed the threshold level, thus the Company reversed the expense recognized in fiscal 2008 and 2009 related to the 2008 NSU awards and, thus, no pay out will be made with respect to fiscal 2008 NSUs. During the fiscal year ended April 25, 2009, the Company recognized $551 ($337 net of tax) of expense related to NSU awards.

During both fiscal 2010 and 2009, the Company granted 7 time-based NSU awards to independent members of the Company’s Board of Directors with an approximate fair value of $146 and $203, respectively. The awards vest one year from the date of grant and the Company is recognizing share-based compensation expense related to these awards on a straight-line basis over the vesting period. For the fiscal year ended April 24, 2010, 7 new shares were issued upon the vesting of the Board of Director NSUs granted in fiscal 2009. During the fiscal year ended April 24, 2010 and April 25, 2009, the Company recognized $155 ($95 net of tax) and $170 ($104 net of tax) of expense related to these awards, respectively.

During the fiscal years ended April 24, 2010 and April 25, 2009, the Company recognized $2,448 ($3,210 related to stock options, net of $762 of income related to NSU awards) and $4,488 ($3,937 related to stock

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

options and $551 related to NSU awards), respectively, in share-based compensation expense which is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. The fiscal 2010 and fiscal 2009 income tax benefit recognized related to share-based compensation expense was $960 and $1,636, respectively. The Company recognizes share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards. As of April 24, 2010, total unrecognized share-based compensation expense related to stock options was $3,877, net of estimated forfeitures, and total unrecognized share-based compensation expense related to NSUs was $714, which the Company expects to recognize over a weighted average period of approximately two years.

The weighted average fair value of options granted during fiscal 2010, 2009 and 2008, was $7.27, $8.94 and $12.42, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Average-risk free interest rate	2.89%	3.25%	4.29%
Expected volatility	33.11%	27.29%	28.94%
Expected term	5.5 years	5.5 years	5.5 years

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Total intrinsic value of stock options exercised	$824	$15,372	$5,966
Cash received from stock option exercises	117	3,194	5,559
Income tax deficiency/benefit from the exercise of stock options	(756)	5,572	1,957

NOTE 16—SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Educational Resources and Accelerated Learning Group, formerly known as Publishing, which also constitute its reportable segments. The change in the Company’s operating segments is a result of changes within the organizational management of the business, efficiencies obtained within the organization, and how management reviews results of the business on a monthly and quarterly basis. The Company operates principally in the United States, with limited segment operations in Canada. The Educational Resources segment offers products that included basic classroom supplies and office products, supplemental learning materials, physical education equipment, classroom technology, and furniture. The Accelerated Learning Group segment is a PreK-12 curriculum-based publisher of proprietary and non-proprietary products in the categories of science, reading, and literacy, coordinated school health, and planning and student development. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies. Intercompany eliminations represent intercompany sales primarily from our Accelerated Learning Group segment to our Educational Resource segment, and the resulting profit recognized on such intercompany sales.

These segments operate within the United States and Canada. While a significant majority of revenue and assets are derived from the Company’s U.S. operations, we had Canadian revenue of $30,703, $32,313, and $30,652 for fiscal years 2010, 2009, and 2008 respectively, and long-term assets of $69,214, $56,927, and $68,689 for fiscal years 2010, 2009, and 2008 respectively. These long-term assets are primarily Goodwill and Intangible Assets. The majority of the revenue is reflected in the Accelerated Learning Group segment and all of the assets are in the Accelerated Learning Group segment.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

The following table presents segment information:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Revenues:
Educational Resources	$641,048	$737,068	$755,174
Accelerated Learning Group	256,157	310,203	335,290
Corporate and intercompany eliminations	(527)	(291)	(2,561)

Total	$896,678	$1,046,980	$1,087,903

Operating income (loss) and income before taxes:
Educational Resources	$63,969	$62,747	$76,663
Accelerated Learning Group	42,624	58,603	65,152
Corporate and intercompany eliminations	(31,896)	(43,666)	(42,327)

Operating income	74,697	77,684	99,488
Interest expense and other (2)	30,466	32,584	36,633

Income before taxes	$44,231	$45,100	$62,855

	April 24, 2010	April 25, 2009	April 26, 2008
Identifiable assets:
Educational Resources	$422,236	$450,002	$492,256
Accelerated Learning Group	517,571	535,622	563,165
Corporate assets (1)	128,013	91,581	64,060

Total	$1,067,820	$1,077,205	$1,119,481

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Depreciation and amortization of intangible assets and development costs:
Educational Resources	$7,031	$6,733	$6,695
Accelerated Learning Group	15,186	14,547	15,660
Corporate	9,697	9,436	8,749

Total continuing segments	31,914	30,716	31,104
Discontinued operations	—	—	3,207

Total	$31,914	$30,716	$34,311

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$1,559	$1,942	$1,428
Accelerated Learning Group	20,177	8,832	8,922
Corporate	11,461	9,371	14,550

Total continuing segments	33,197	20,145	24,900
Discontinued operations	—	—	3,672

Total	$33,197	$20,145	$28,572

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

(1)	Identifiable corporate assets include distribution related assets of $29,993, $24,345 and $28,601, as of April 24, 2010, April 25, 2009 and April 26, 2008, respectively, for which depreciation is allocated to the Educational Resources segment. Depreciation expense allocated to Educational Resources segment was $2,972, $3,107 and $3,363 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.
(2)	The prior periods have been restated to conform with the adoption of FASB ASC Topic 470-20.

NOTE 17—COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

During the fourth quarter of fiscal 2010, the Company determined, based on an ongoing state tax audit, that the Delta Education, LLC (“Delta”) subsidiary had a liability to the state that survived the Company’s acquisition of Delta in fiscal 2006. The Company has estimated the potential exposure for this liability, including interest and net of federal tax benefit, to be a range of $2,300 to $7,600, depending upon the resolution of certain outstanding issues related to the liability. The Company’s best estimate of this liability is $4,000, and the Company believes the liability and corresponding operating expense should have been recorded in fiscal 2007. The final determination of the amount of the liability is not expected to be finalized until fiscal 2011, or thereafter. Accordingly, the Company has restated the beginning retained earnings as of April 28, 2007 in the accompanying statement of shareholders’ equity to reflect this liability. The Company is continuing to negotiate with the state, and it may have claims against various third parties to recover some or all of the amount of the liability.

In addition, the effects of this restatement have impacted the consolidated balance sheet as of both April 24, 2010 and April 25, 2009 by increasing “Other Accrued Liabilities” by $6,154, related to the recording of the liability due to the state, increasing “Prepaid expenses and other current assets” by $2,154, related to the recording of the federal tax benefit to be realized, and decreasing “Retained earnings” by $4,000.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

(In Thousands, Except Per Share Amounts)

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for fiscal 2010 and fiscal 2009:

	Fiscal 2010
	First	Second	Third	Fourth	Total
Revenues	$330,367	$346,146	$103,126	$117,039	$896,678
Gross profit	142,791	143,105	42,418	50,834	379,148
Operating income (loss)	54,539	56,660	(22,591)	(13,911)	74,697
Earnings (loss) from continuing operations, net of income taxes	28,429	29,597	(18,210)	(13,263)	26,553
Equity in earnings (losses) of unconsolidated affiliate, net of tax	—	—	(241)	(460)	(701)
Net income (loss)	28,429	29,597	(18,451)	(13,723)	25,852

Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.51	$1.57	$(0.98)	$(0.73)	$1.37

Total	$1.51	$1.57	$(0.98)	$(0.73)	$1.37

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.51	$1.57	$(0.98)	$(0.73)	$1.37

	Fiscal 2009 (1)
	First	Second	Third	Fourth	Total
Revenues	$378,794	$390,306	$121,710	$156,170	$1,046,980
Gross profit	164,002	159,117	43,299	62,185	428,603
Operating income (loss)	62,985	59,028	(29,984)	(14,345)	77,684
Earnings (loss) from continuing operations, net of income taxes	33,350	30,425	(23,441)	(13,206)	27,128
Net income (loss)	33,350	30,425	(23,441)	(13,206)	27,128

Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.77	$1.62	$(1.25)	$(0.70)	$1.44

Total	$1.77	$1.62	$(1.25)	$(0.70)	$1.44

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.75	$1.61	$(1.25)	$(0.70)	$1.44

Total	$1.75	$1.61	$(1.25)	$(0.70)	$1.44

(1)	At the beginning of fiscal 2010, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, “Debt with Conversion and Other Options” (“FASB ASC Topic 470-20”). The adoption of FASB ASC Topic 470-20 required an adjustment of previously reported amounts assigned to debt, deferred taxes, equity and interest expense.

The summation of quarterly net income per share may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 24, 2010, APRIL 25, 2009 AND APRIL 26, 2008

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria, management concluded that the Company’s internal control over financial reporting was effective as of April 24, 2010.

The Company’s internal control over financial reporting as of April 24, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated June 25, 2010, which is included herein.

Changes in Internal Controls

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2010, under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2010, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d)	We have adopted a Code of Ethics that applies to our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is posted on our internet website at www.schoolspecialty.com. We intend to satisfy the disclosure requirement under Item 406 of Regulation S-K by posting such information on our internet website.

(e)	There were no material changes in fiscal 2010 to the procedures by which the Company’s shareholders may recommend nominees to the Company’s Board of Directors.

(f)	The Company has a separately-designated standing Audit Committee of its Board of Directors. The Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements. The Audit Committee currently consists of three members, including Mr. Trucksess (Chairman), Mr. Lay and Ms. Dout, each of whom is “independent” under the listing standards of the Nasdaq Stock Market. Mr. Trucksess, Mr. Lay and Ms. Dout have each been determined by the Board of Directors to be an “audit committee financial expert” for purposes of the SEC’s rules. The Audit Committee has adopted, and the Board of Directors has approved, a charter for the Audit Committee. The Audit Committee held five meetings in fiscal 2010.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2010, under the captions “Executive Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2010, under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation Discussion and Analysis,” which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2010, under the captions “Related Party Transactions” and “Corporate Governance,” which information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 17, 2010, under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements (See Part II, Item 8).

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 24, 2010 and April 25, 2009

Consolidated Statements of Operations for the fiscal years ended April 24, 2010, April 25, 2009 and April 26, 2008

Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 24, 2010, April 25, 2009 and April 26, 2008

Consolidated Statements of Cash Flows for the fiscal years ended April 24, 2010, April 25, 2009 and April 26, 2008

Notes to Consolidated Financial Statements

(a)(2)     Financial Statement Schedule (See Exhibit 99.1).

Schedule for the fiscal years ended April 24, 2010, April 25, 2009 and April 26, 2008: Schedule II— Valuation and Qualifying Accounts.

(a)(3)    Exhibits.

See (b) below

(b)    Exhibits.

See the Exhibit Index, which is incorporated by reference herein

(c)    Financial Statements Excluded from Annual Report to Shareholders.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 2010.

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

Name	Title	Date

/s/ DAVID J. VANDER ZANDEN David J. Vander Zanden	Chief Executive Officer and Director (Principal Executive Officer)	June 25, 2010

/s/ DAVID N. VANDER PLOEG David N. Vander Ploeg	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2010

/s/ TERRY L. LAY Terry L. Lay	Chairman of the Board	June 25, 2010

/s/ JONATHAN J. LEDECKY Jonathan J. Ledecky	Director	June 25, 2010

/s/ EDWARD C. EMMA Edward C. Emma	Director	June 25, 2010

/s/ HERBERT A. TRUCKSESS, III Herbert A. Trucksess, III	Director	June 25, 2010

/s/ JACQUELINE F. WOODS Jacqueline F. Woods	Director	June 25, 2010

/s/ A. JACQUELINE DOUT A. Jacqueline Dout	Director	June 25, 2010

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Articles of Incorporation of School Specialty, Inc., incorporated herein by reference to Appendix B of the School Specialty, Inc. definitive Proxy Statement dated July 24, 2000.

3.2	Articles of Amendment dated August 18, 2009.

3.3	Current Bylaws of School Specialty, Inc., as amended, incorporated herein by reference to Exhibit 3.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 25, 2008.

4.1	Indenture dated as of July 18, 2003 between the Company and BNY Midwest Trust Company as Trustee, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 26, 2003.

4.2	Amended & Restated Credit Agreement dated as of February 1, 2006 among School Specialty, Inc. and the guarantors and lenders named therein, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

4.3	Amended and Restated Security Agreement dated as of February 1, 2006 given by School Specialty, Inc. and the other grantors named therein and Bank of America, N.A. as Collateral Agent, incorporated herein by reference to Exhibit 4.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

4.4	Pledge Agreement dated February 1, 2006 given by School Specialty, Inc. and the other pledgors named therein to Bank of America, N.A. as Collateral Agent, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

4.5	Consent dated June 5, 2006 to the Amended & Restated Credit Agreement dated as of February 1, 2006 (Exhibit 4.2), incorporated herein by reference to Exhibit 4.1 of School Specialty Inc.’s Quarterly Report on Form 10-Q for the period ended July 29, 2006.

4.6	Indenture by and between School Specialty, Inc. and The Bank of New York Trust Company, N.A. dated as of November 22, 2006, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Current Report on Form 8-K dated November 22, 2006.

4.7	First Amendment dated December 3, 2007, to the Amended & Restated Credit Agreement dated as of February 1, 2008 among School Specialty, Inc. and the guarantors and lenders named therein, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 26, 2008.

4.8	Consent and Second Amendment dated June 10, 2009, to the Amended and Restated Credit Agreement dated as of February 1, 2006, among School Specialty, Inc. and the guarantors and lenders named therein, incorporated by reference to Exhibit 4.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 25, 2009.

4.9	Certain other long-term debt as described in the Notes to Consolidated Financial Statements. School Specialty, Inc. agrees to furnish the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in the Notes to Consolidated Financial Statements and not filed herewith.

4.10	Credit Agreement dated as of April 23, 2010 among School Specialty, Inc. and the guarantors and lenders named therein, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Current Report on Form 8-K dated April 23, 2010.

Exhibit Number	Document Description
4.11	Security Agreement dated as of April 23, 2010 given by School Specialty, Inc. and the other grantors named therein and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Current Report on Form 8-K dated April 23, 2010.

4.11	Pledge Agreement dated as of April 23, 2010 given by School Specialty, Inc. and the other pledgors named therein and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 4.2 of School Specialty, Inc.’s Current Report on Form 8-K dated April 23, 2010.

10.1*	Employment Agreement dated November 5, 2002, effective September 1, 2002, between David J. Vander Zanden and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.2*	Employment agreement dated July 11, 2005 between Gregory Cessna and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 29, 2006.

10.3*	Employment agreement dated December 6, 2005 between Steven Korte and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 29, 2006.

10.4*	Employment agreement dated March 15, 2007 between Thomas M. Slagle and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K filed March 15, 2007.

10.5*	Employment agreement dated April 21, 2008 between David Vander Ploeg and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated April 16, 2008.

10.6*	Amended and Restated 1998 Stock Incentive Plan, amended as of May 5, 2008, incorporated herein by reference to Exhibit 10.6 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 26, 2008.

10.7*	Amended and Restated 2002 Stock Incentive Plan, amended as of May 5, 2008, incorporated herein by reference to Exhibit 10.7 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 26, 2008.

10.8*	Amended and Restated School Specialty, Inc. Incentive Bonus Plan, amended as of June 13, 2007, incorporated by reference to Appendix A of School Specialty, Inc.’s Proxy Statement on Schedule 14A for the 2007 Annual Meeting filed on July 24, 2007.

10.9*	School Specialty, Inc. 2008 Equity Incentive Plan, incorporated herein by reference to Appendix A to the Company’s Proxy Statement in Schedule 14A for the Company’s 2008 Annual Meeting filed on July 10, 2008.

10.10*	Form of non-employee Director non-vested stock unit (NSU) agreement under the Amended and Restated School Specialty, Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 26, 2008.

10.11*	Amendment to Employment Agreement for David J. Vander Zanden, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

10.12*	Amendment to Employment Agreement for Thomas M. Slagle, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

Exhibit Number	Document Description
10.13*	Amendment to Employment Agreement for David N. Vander Ploeg, incorporated herein by reference to Exhibit 10.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

10.14*	Amendment to Employment Agreement for Steven F. Korte, incorporated herein by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

10.15*	Amendment to Employment Agreement of Gregory D. Cessna, incorporated herein by reference to Exhibit 10.5 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

10.16	Agreement between School Specialty, Inc. and MSD Capital, L.P., dated as of April 11, 2006, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated April 11, 2006.

10.17*	Employment agreement dated March 15, 2010 between Richmond Y. Holden and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated March 5, 2010.

10.18*	Employment Agreement dated August 28, 2007 between Rachel P. McKinney and School Specialty, Inc.

10.19*	Amendment to Employment Agreement dated December 31, 2008 for Rachel P. McKinney.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

21.1	Subsidiaries of School Specialty, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

99.1	Schedule II—Valuation and Qualifying Accounts.

*	Management contract or compensatory plan or arrangement.