Form 10-Q
period 2010-07-24
SCHOOL SPECIALTY INC
filed 2010-08-31
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 24, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2010
Common Stock, $0.001 par value	18,870,135

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 24, 2010

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	July 24, 2010	April 24, 2010	July 25, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,586	$21,035	$3,867
Accounts receivable, less allowance for doubtful accounts of $3,178, $2,104 and $4,960, respectively	177,888	72,734	237,942
Inventories	126,828	99,910	167,921
Deferred catalog costs	10,268	13,593	9,816
Prepaid expenses and other current assets	16,115	14,318	17,191
Refundable income taxes	—	1,539	—
Deferred taxes	9,866	9,867	9,805

Total current assets	349,551	232,996	446,542
Property, plant and equipment, net	64,672	66,607	69,060
Goodwill	126,786	540,248	539,109
Intangible assets, net	163,541	166,552	165,505
Development costs and other	33,134	33,118	27,632
Investment in unconsolidated affiliate	28,299	28,299	—

Total assets	$765,983	$1,067,820	$1,247,848

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$133,809	$132,397	$128,354
Accounts payable	126,169	47,954	131,280
Accrued compensation	10,764	7,501	12,871
Deferred revenue	5,466	4,312	5,777
Accrued income taxes	4,264	—	12,502
Other accrued liabilities	37,458	30,905	43,440

Total current liabilities	317,930	223,069	334,224
Long-term debt - less current maturities	201,587	199,742	275,902
Deferred taxes	27,867	92,398	63,982
Other liabilities	1,423	1,423	913

Total liabilities	548,807	516,632	675,021

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,290,345, 24,243,438 and 24,194,468 shares issued, respectively	24	24	24
Capital paid-in excess of par value	437,513	436,959	462,287
Treasury stock, at cost - 5,420,210, 5,420,210 and 5,420,210 shares, respectively	(186,637)	(186,637)	(186,637)
Accumulated other comprehensive income	21,113	24,052	17,785
Retained (deficit)/earnings	(54,837)	276,790	279,368

Total shareholders’ equity	217,176	551,188	572,827

Total liabilities and shareholders’ equity	$765,983	$1,067,820	$1,247,848

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	July 24, 2010	July 25, 2009

Revenues	$252,984	$330,367
Cost of revenues	144,912	187,576

Gross profit	108,072	142,791
Selling, general and administrative expenses	77,848	88,252
Impairment Charge	411,390	—

Operating (loss)/income	(381,166)	54,539

Other (income) expense:
Interest expense	8,130	7,560
Interest income	—	(10)

Income/(Loss) before provision for income taxes	(389,296)	46,989
Provision for (benefit from) income taxes	(57,669)	18,560
(Loss)/income before investment in unconsolidated affiliate	$(331,627)	$28,429

Equity in (losses) earnings of unconsolidated affiliate, net of tax	0	—

Net (loss)/income	$(331,627)	$28,429

Weighted average shares outstanding:
Basic	18,864	18,829
Diluted	18,864	18,876

Net (Loss)/Income per Share:
Basic	$(17.58)	$1.51
Diluted	$(17.58)	$1.51

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Three Months Ended
	July 24, 2010	July 25, 2009
Cash flows from operating activities:
Net income	$(331,627)	$28,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	6,988	6,762
Amortization of development costs	1,537	1,831
Amortization of debt fees and other	625	520
Impairment Charge	411,390	—
Share-based compensation expense	827	1,273
Deferred taxes	(64,712)	3,661
Non-cash convertible debt deferred financing costs	3,436	3,166
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	(105,190)	(134,156)
Inventories	(26,921)	(40,582)
Deferred catalog costs	3,325	5,721
Prepaid expenses and other current assets	(259)	3,802
Accounts payable	77,721	74,259
Accrued liabilities	15,181	22,978

Net cash used in operating activities	(7,679)	(22,336)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,410)	(2,946)
Proceeds from business dispositions	—	200
Investment in product development costs	(2,181)	(2,194)

Net cash used in investing activities	(4,591)	(4,940)

Cash flows from financing activities:
Proceeds from bank borrowings	35,400	109,800
Repayment of debt and capital leases	(35,579)	(80,365)
Payment of debt fees and other	—	(238)
Proceeds from exercise of stock options	—	75

Net cash (used in)/provided by financing activities	(179)	29,272

Net (decrease)/increase in cash and cash equivalents	(12,449)	1,996
Cash and cash equivalents, beginning of period	21,035	1,871

Cash and cash equivalents, end of period	$8,586	$3,867

Supplemental disclosures of cash flow information:
Interest paid	$4,168	$4,429
Income taxes paid	$636	$893

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at April 24, 2010 has been derived from School Specialty, Inc.’s (“School Specialty” or the “Company”) audited financial statements for the fiscal year ended April 24, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 24, 2010.

During the first quarter of fiscal 2011, the Company determined that goodwill was impaired at a number of the Company’s reporting units. Following the completion of the impairment assessment, the Company recorded pre-tax non-cash impairment charges of $411,390 in the first quarter of fiscal 2011. These charges were based on current projections and valuation assumptions that reflect the Company’s belief that the current macro-economic environment and state budget crisis have decreased school funding more than anticipated. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the non-cash impairment charges.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures, FASB ASC Topic 820. The purpose of ASU No. 2010-06 was to provide for more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Level 1, 2, and 3. ASU No. 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. ASU No. 2010-06 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at July 24, 2010, April 24, 2010 and July 25, 2009, was $1,423, $1,423 and $913, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 4 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in condensed consolidated shareholders’ equity during the three months ended July 24, 2010 and July 25, 2009 were as follows:

Shareholders’ equity balance at April 24, 2010	$551,188
Net (loss)	(331,627)
Share-based compensation expense	827
Issuance of common stock upon exercise of stock options, net	—
Income tax deficiency from stock options	(273)
Foreign currency translation adjustment	(2,939)

Shareholders’ equity balance at July 24, 2010	$217,176

Shareholders’ equity balance at April 25, 2009	$536,364
Net income	28,429
Share-based compensation expense	1,273
Issuance of common stock upon exercises of stock options, net	75
Income tax deficiency from stock options	(295)
Foreign currency translation adjustment	6,981

Shareholders’ equity balance at July 25, 2009	$572,827

Comprehensive (loss)/income for the periods presented in the condensed consolidated statement of operations was as follows:

	For the Three Months Ended
	July 24, 2010	July 25, 2009
Net (loss)/income	$(331,627)	$28,429
Foreign currency translation adjustment	(2,939)	6,981

Total comprehensive (loss)/income	$(334,566)	$35,410

NOTE 5 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	(Loss)/Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended July 24, 2010:
Basic and diluted EPS	$(331,627)	18,864	$(17.58)

Three months ended July 25, 2009:
Basic EPS	$28,429	18,829	$1.51

Effect of dilutive stock options	—	9
Effect of dilutive non-vested stock units	—	38

Diluted EPS	$28,429	18,876	$1.51

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company had additional stock options outstanding of 1,524 during the three months ended July 25, 2009, that were not included in the computation of diluted EPS because they were anti-dilutive.

The $133,000, 3.75% convertible subordinated notes had no impact on the Company’s denominator for computing diluted EPS for the three months ended July 25, 2009 presented because, although the notes were convertible during such periods, the average market price of the Company’s stock during the periods presented was less than the initial conversion price per share. See Note 10.

The $200,000, 3.75% convertible subordinated notes have no current impact on the Company’s denominator for computing diluted EPS because conditions under which the notes may be converted have not been satisfied. See Note 10.

NOTE 6 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has three share-based employee compensation plans under which awards were outstanding as of July 24, 2010. On June 10, 1998, the Company’s Board of Directors approved the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), on August 27, 2002 the Company’s Board of Directors approved the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and on June 24, 2008, the Company’s Board of Directors approved the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All three plans have been approved by the Company’s shareholders. The purpose of the plans is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008. Under the 2002 Plan, the maximum number of equity awards available for grant is 1,500 shares. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

A summary of option activity during the three months ended July 24, 2010 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 24, 2010	1,465	$31.35	957	$34.02
Granted	247	19.04
Exercised	(15)	16.06
Canceled	(86)	34.53

Balance at July 24, 2010	1,611	$29.43	987	$33.22

The following tables detail supplemental information regarding stock options outstanding at July 24, 2010:

	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Options outstanding	6.65	$27
Options vested and expected to vest	6.57	26
Options exercisable	5.26	9

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price
$16.06 - $19.19	293	9.64	$18.94	13	$18.28
$19.20 - $29.48	425	6.47	22.53	224	23.80
$29.49 - $36.01	351	5.58	33.27	285	33.61
$36.02 - $39.71	542	5.82	38.02	465	37.94

	1,611	6.64	$29.43	987	$33.22

Options granted are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one-hundred percent (cumulative) after the third year. Prior to fiscal 2009, the Company issued new shares of common stock to settle shares due upon option exercise. For the three months ended July 24, 2010, approximately 3 new shares were issued upon the exercise of stock options, 12 shares were tendered for exercise, and zero shares were surrendered to satisfy employee tax liabilities.

During first quarters of fiscal 2011 and 2010, the Company granted 77 and 78 non-vested stock unit (“NSU”) awards to members of the Company’s management under the 2008 Plan and 2002 Plan, respectively. The NSUs are performance-based and vest at the end of a three-year cycle and will result in an issuance of shares of the Company’s common stock if targeted metrics are achieved at a threshold level or above. The NSUs will be settled in shares of Company common stock with actual shares awarded ranging from 80% of the target number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The awards granted in fiscal 2010 are subject to a one-year performance metric and three-year vest period. Company performance was at 88% of the target for the fiscal 2010 awards and the associated expense related to the fiscal 2010 award has been adjusted to 88%, accordingly. The members of management also need to complete the three years of service from the date of grant for the award to pay out as shares of Common Stock. The vesting date for the fiscal 2010 NSU awards would occur on June 22, 2012. The approximate fair value of awards granted during the three months ended July 24, 2010 and July 25, 2009 was $1,468 and $1,590, respectively, assuming the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to performance-based NSU awards on a straight-line basis over the vesting period adjusted for changes in the expected level of performance. During the three months ended July 24, 2010 and July 25, 2009, the Company recognized $209 ($128 net of tax) and $244 ($149 net of tax) of expense related to performance-based NSU awards, respectively.

During the first quarters of fiscal 2011 and 2010, the Company granted 10 and 7 time-based NSU awards to non-employee directors of the Company with an approximate fair value of $194 and $146, respectively. The awards vest one year from the date of grant and the Company is recognizing share-based compensation expense related to time-based NSU awards on a straight-line basis over the vesting period. During the three months ended July 24, 2010 and July 25, 2009, the Company recognized $37 ($23 net of tax) and $46 ($28 net of tax) of expense related to time-based NSU awards, respectively.

During the first quarter of fiscal 2011, the Company awarded 118 time-based restricted stock units (“RSU”) to employees of the Company under the 2008 Plan. The RSUs awarded to senior management vest over a five-year period, thirty percent after the third year, sixty percent (cumulative) after the fourth year and one-hundred percent (cumulative) after the fifth year. The RSUs awarded to other employees vest over a four year period, thirty percent after the second year, sixty percent (cumulative) after the third year and one-hundred percent (cumulative) after the fourth year. The approximate fair value of the awards granted during the three months ended July 24, 2010 was $2,250. During the three months ended July 24, 2010, the Company recognized $27 ($11 net of tax) of expense related to time-based RSU awards.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

During the three months ended July 24, 2010 and July 25, 2009, the Company recognized $827 ($554 related to stock options, $246 related to NSU awards and $27 related to RSU awards) and $1,273 ($983 related to stock options and $290 related to NSU awards), respectively, in share-based compensation expense, which is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The income tax benefit recognized related to share-based compensation expense was $321 and $502 for the three months ended July 24, 2010 and July 25, 2009, respectively. The Company recognizes share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of performance for performance-based awards. During the three months ended July 24, 2010 and July 25, 2009, total unrecognized share-based compensation expense related to stock options was $4,594 and $6,832, net of estimated forfeitures, total unrecognized share-based compensation expense related to NSUs was $2,130 and $2,041 and total unrecognized share-based compensation expense related to RSUs was $1,815 and zero, which the Company expects to recognize over a weighted average period of approximately 2.8 years.

The weighted average fair value of options granted during the three months ended July 24, 2010 and July 25, 2009 was $6.78 and $7.26, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended
	July 24, 2010	July 25, 2009
Average-risk free interest rate	2.00%	2.89%
Expected volatility	34.97%	33.11%
Expected term	5.5 years	5.5 years

	For the Three Months Ended
	July 24, 2010	July 25, 2009
Total intrinsic value of stock options exercised	$61	$34
Cash received from stock option exercises	$0	$75
Income tax (deficiency)/benefit from stock options	$(273)	$(295)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

July 24, 2010	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,488	$(18,691)	$17,797
Publishing rights (15 to 25 years)	113,260	(24,608)	88,652
Non-compete agreements (3.5 to 10 years)	7,110	(6,091)	1,019
Tradenames and trademarks (10 to 30 years)	3,504	(898)	2,606
Order backlog and other (less than 1 to 13 years)	2,634	(1,633)	1,001
Perpetual license agreements (10 years)	14,506	(2,160)	12,346

Total amortizable intangible assets	177,502	(54,081)	123,421

Non-amortizable intangible assets:
Tradenames and trademarks	40,120	—	40,120

Total non-amortizable intangible assets	40,120	—	40,120

Total intangible assets	$217,622	$(54,081)	$163,541

April 24, 2010	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,568	$(18,121)	$18,447
Publishing rights (15 to 25 years)	113,260	(23,211)	90,049
Non-compete agreements (3.5 to 10 years)	7,110	(5,877)	1,233
Tradenames and trademarks (10 to 30 years)	3,504	(850)	2,654
Order backlog and other (less than 1 to 13 years)	2,634	(1,576)	1,058
Perpetual license agreements (10 years)	14,506	(1,715)	12,791

Total amortizable intangible assets	177,582	(51,350)	126,232

Non-amortizable intangible assets:
Tradenames and trademarks	40,320	—	40,320

Total non-amortizable intangible assets	40,320	—	40,320

Total intangible assets	$217,902	$(51,350)	$166,552

July 25, 2009	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,077	$(16,227)	$19,850
Publishing rights (15 to 25 years)	106,510	(19,078)	87,432
Non-compete agreements (3.5 to 10 years)	7,110	(5,235)	1,875
Tradenames and trademarks (10 to 30 years)	3,024	(708)	2,316
Order backlog and other (less than 1 to 13 years)	2,634	(1,364)	1,270
Perpetual license agreements (10 years)	12,700	(635)	12,065

Total amortizable intangible assets	168,055	(43,247)	124,808

Non-amortizable intangible assets:
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	40,697	—	40,697

Total intangible assets	$208,752	$(43,247)	$165,505

Intangible amortization expense included in selling, general and administrative expense for the three months ended July 24, 2010 and July 25, 2009 was $2,768 and $2,720, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2011 is estimated to be:

Fiscal 2011 (nine months remaining)	$8,108
Fiscal 2012	10,515
Fiscal 2013	9,940
Fiscal 2014	9,646
Fiscal 2015	9,429
Fiscal 2016	9,238

The following information presents changes to goodwill during the period beginning July 25, 2009 through July 24, 2010:

	Reporting Units			Reporting Units
(in $000’s)	Education Resources	Califone	Educational Resources Segment	Science	Planning and Student Development	Reading	School Specialty Publishing	Health	Accelerated Learning Segment	Total
Balance at July 25, 2009	$249,695	$14,852	$264,547	$75,004	$177,792	$14,232	$7,534	$—	$274,562	$539,109
Acquisitions	—	—	—	—	—	3,242	—	—	3,242	3,242
Divestitures	—	—	—	—	—	—	(7,534)	—	(7,534)	(7,534)
Currency translation adjustment	—	—	—	—	5,431	—	—	—	5,431	5,431

Balance at April 24, 2010	$249,695	$14,852	$264,547	$75,004	$183,223	$17,474	$—	$—	$275,701	$540,248

Acquisitions	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(2,272)	—	—	—	(2,272)	(2,272)
Impairment losses	(249,695)	—	(249,695)	(55,372)	(106,123)	—	—	—	(161,495)	(411,190)

Balance at July 24, 2010	$—	$14,852	$14,852	$19,632	$74,828	$17,474	$—	$—	$111,934	$126,786

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In accordance with the accounting guidance on goodwill and other intangible assets, the Company performs its impairment test of goodwill at the reporting unit level and indefinite-lived intangible assets at the unit of account level during the first quarter of each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values.

According to ASC Topic 350-20-20, a reporting unit is the level at which goodwill impairment is tested and can be an operating segment or one level below an operating segment, also known as a component. ASC Topic 350-20-35-34 states that a component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available for segment management to regularly review the operating results of that component. As of April 24, 2010, the Company had six reporting units, five of which had goodwill balances. The Educational Resources segment consists of the Education Resources and Califone reporting units. The Accelerated Learning segment consists of the Science, Planning and Student Development, Reading, and Health reporting units. The goodwill for each reporting unit is shown in the table above.

The accounting guidance requires a two-step method for determining goodwill impairment. In the first step, the Company determined the fair value of the reporting unit, generally by utilizing a combination of the income approach (weighted 90%) and the market approach (weighted 10%) derived from comparable public companies. The Company believes that each approach has its merits. However, in the instances where we have utilized both approaches, the Company has weighted the income approach more heavily than the market approach because the Company believes that management’s assumptions generally provide greater insight into the reporting unit’s fair value. This fair value determination was categorized as level 3 in the fair value hierarchy pursuant to FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. The estimated fair value of the reporting units was dependent on several significant assumptions, including earnings projections and discount rates.

In performing the impairment assessment, the Company estimated the fair value of its reporting units using the following valuation methods and assumptions:

1.	Income Approach (discounted cash flow analysis) – the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of an entity and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting units and the discount rate. The growth rates used for the terminal value calculations and the discount rates of the respective reporting units were as follows:

	Terminal Value Growth Rates	Discount Rate
Education Resources	2.0%	12.0%
Califone	2.0%	11.5%
Science	6.0%	14.5%
Planning and Student Development	3.0%	11.9%
Reading	2.0%	13.7%
Health	2.0%	13.7%

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

2.	Market Approach (market multiples) – this method begins with the identification of a group of peer companies in the same or similar industries as the company reporting unit being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a ratio of enterprise value to projected revenue as appropriate valuation metrics. These two metrics were evenly weighted for the Education Resources, Reading and Planning and Student Development reporting units. Various operating performance measurements of the reporting unit being valued are then benchmarked against the peer group and a discount rate or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the reporting unit being valued to arrive at an estimate of its fair value. A control premium is then applied to the equity value. The Company selected 11 companies that were deemed relevant to the Planning and Student Development and Reading reporting units and 10 companies that were deemed relevant to the Education Resources and Califone reporting units under the guideline public company method to provide an indication of value. A control premium was then applied to the enterprise value of the reporting unit. The control premium was established based on a review of transactions over an 18 month period. The resulting multiples and control premiums were as follows:

	EBITDA Multiples		Revenue Multiples		Control Premium
Education Resources	8.5	x	0.4	x	13.4%
Califone	6.5	x	N/A		13.4%
Reading	7.1	x	2.2	x	17.9%
Planning and Student Development	6.4	x	1.5	x	17.9%

The Company did not use the market approach for the Science reporting unit because of the variability in revenue due to the curriculum adoption schedule. The Company did not use the market approach for the Health reporting unit because of the lack of financial history.

Based upon the assessment performed in the first quarter of fiscal 2011, the Education Resources, Science and Planning and Student Development reporting units failed step one of the goodwill impairment test, requiring a step two analysis with respect to those reporting units. In step two, the Company allocated the fair value of the reporting units to all of the assets and liabilities of the reporting units, including any unrecognized intangible assets, in a hypothetical calculation to determine the implied fair value of the goodwill. The impairment charge, if any, is measured as the difference between the implied fair value of goodwill and its carrying value.

As a result of this analysis, $411,190 of goodwill was considered impaired during the first quarter of fiscal 2011. Assumptions utilized in the impairment analysis are subject to significant management judgment. Changes in estimates or the application of alternative assumptions could have produced significantly different results. As shown above in the table, the Education Resources reporting unit, which is part of the Educational Resources segment, and the Science and Planning and Student Development reporting units, which are part of the Accelerated Learning segment, were determined to have an impairment of their goodwill balance as of July 24, 2010.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company believes the first quarter is the appropriate quarter for conducting its assessment since the Company’s business is highly seasonal, with approximately 75% of its revenue and over 100% of its net income occurring in the first two quarters of the fiscal year. The Company has much better insight into the projected annual performance during the first quarter due to the timing of school budgets and ordering by schools and school districts. The fiscal 2011 impairment charge was due in part to the continued deterioration of school spending amid the continuation of state budget challenges and school spending cuts. During the first quarter of fiscal 2011, the Company experienced a significant decline in actual revenue of 23.4% and operating income of 44.6% prior to the impact of the impairment charge. Additionally, the Company has experienced a decline in its market capitalization beginning in fiscal 2009 and which continued into the first quarter of fiscal 2011. As of April 24, 2010, the Company’s market capitalization was $463,538, compared to the Company’s book value of $551,188 on that date. As of the end of the first quarter ended July 24, 2010, the Company’s market capitalization had decreased by an additional $109,461 to $354,077.

The Company also performed an impairment test of its indefinite-lived intangible assets during the first quarter of fiscal 2011, and concluded that a $200 impairment charge related to a non-amortizable trademark in the Educational Resources segment was necessary. The following table presents a summary of the carrying value of indefinite-lived intangible assets:

	Educational Resources	Accelerated Learning	Total
Tradenames	$—	$38,890	$38,890
Trademarks	1,430	—	1,430
Impairment loss	(200)	—	(200)

Balance at July 24, 2010:	$1,230	$38,890	$40,120

NOTE 8 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

Investment in unconsolidated affiliate is accounted for under the equity method, and consisted of the following as of July 24, 2010:

	Percent- Owned	Equity Method Investment
Carson- Dellosa Publishing, LLC	35%	$28,299

On November 13, 2009, the Company completed the divestiture of the SSP business unit to Carson-Dellosa Publishing, LLC, a newly-formed business entity. Under the divestiture agreement, the Company combined its publishing unit net assets with those of Cookie Jar Education, Inc. and received a 35% minority equity interest in Carson-Dellosa Publishing. The fair value of the total contribution was $29,438, including cash of $2,226, which was materially consistent with the book value of the Company net assets contributed. In the first quarter of fiscal 2011, the Company’s share of income or loss resulting from its 35% minority equity interest in Carson-Dellosa Publishing, LLC was zero.

The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses, net of related income taxes, are reflected in “Equity in (losses) earnings of unconsolidated affiliate, net of tax” on the Condensed Consolidated Statement of Operations.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 24, 2010	April 24, 2010	July 25, 2009
Land	$158	$158	$158
Projects in progress	3,980	2,787	8,064
Buildings and leasehold improvements	29,828	29,752	31,158
Furniture, fixtures and other	109,879	108,968	97,233
Machinery and warehouse equipment	39,486	39,397	42,485

Total property, plant and equipment	183,331	181,062	179,098
Less: Accumulated depreciation	(118,659)	(114,455)	(110,038)

Net property, plant and equipment	$64,672	$66,607	$69,060

Depreciation expense for the three months ended July 24, 2010 and July 25, 2009 was $4,220 and $4,042, respectively.

NOTE 10 – DEBT

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement was scheduled to mature on February 1, 2011 and provided for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrued at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate plus an applicable margin of up to 0.50%. The Company also was required to pay a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement was secured by substantially all of the assets of the Company and contained certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at July 25, 2009. The effective interest rate under the credit facility for the first quarter of fiscal 2010 was 2.65%, which included amortization of the loan origination fees of $88 and commitment fees on unborrowed funds of $146. The revolving loan provided for a letter of credit sub-facility of up to $15,000, under which $2,800 was issued and outstanding as of July 25, 2009. As of July 25, 2009, $81,500 was outstanding on the revolving loan and reflected as non-currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. No borrowings had been made on the term loan since inception.

On April 23, 2010, the Company entered into a Credit Agreement which replaced the Amended and Restated Credit Agreement dated as of February 1, 2006. The Credit Agreement matures on April 23, 2014 and provides for a $350,000 revolving loan and an available $200,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 3.75%, or the lender’s base rate plus an applicable margin of up to 2.75%. The Company also pays a commitment fee on the revolving loan of up to 0.50% on unborrowed funds. The Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at July 24, 2010. The effective interest rate under the credit facility for the first quarter of fiscal 2011 was 51.42%, which includes amortization of loan origination fees of $213 and commitment fees on unborrowed funds of $432. The revolving loan provides for a letter of credit sub-facility of up to $15,000, under which $3,445 was issued and outstanding as of July 24, 2010. As of July 24, 2010, there was no outstanding balance on the revolving loan. No borrowings have been made on the term loan since inception.

During 2003, the Company sold an aggregate principal amount of $133,000 of convertible subordinated notes due in 2023. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. Substantially all of the notes were repaid on August 2, 2010 and the remaining balance will be acquired prior to the end of the second quarter of fiscal 2011. See note 13 – Subsequent Events. The notes carried an annual coupon interest rate of 3.75% until August 1, 2010, at which time the notes provided that they would cease bearing interest and the original principal amount of each note would commence increasing daily by the annual rate of 3.75%. The notes became convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share during fiscal 2006 and were recorded as a current liability. Holders of the notes were entitled to surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes would have received up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, in shares of Company common stock or cash, at the Company’s discretion. No notes were converted into cash or shares of common stock.

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

The estimated fair value of the Company’s $133,000 and $200,000 convertible subordinated notes at July 24, 2010 was approximately $133,000 and $193,000, respectively and the carrying value was $133,000 and $188,244, respectively. The estimated fair value was determined using Level 2 inputs as described in FASB ASC Topic 820, “Fair Value Measurements and Disclosures”.

NOTE 11 – SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Educational Resources and Accelerated Learning, which also constitute its reportable segments. The Company operates principally in the United States, with limited segment operations in Canada. The Educational Resources segment offers products that include basic classroom supplies and office products, supplemental learning materials, physical education equipment, classroom technology, and furniture. The Accelerated Learning segment is a PreK-12 curriculum-based publisher of proprietary and non-proprietary products in the categories of science, reading and literacy, coordinated school health, and planning and student development. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies. Intercompany eliminations represent intercompany sales primarily from our Accelerated Learning segment to our Educational Resources segment, and the resulting profit recognized on such intercompany sales.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended
	July 24, 2010	July 25, 2009
Revenues:
Educational Resources	$175,418	$224,943
Accelerated Learning	77,399	106,345
Corporate and intercompany eliminations	167	(921)

Total	$252,984	$330,367

Operating income (loss) and income before taxes:
Educational Resources	$(230,494)	$31,505
Accelerated Learning	(140,868)	31,954
Corporate and intercompany eliminations	(9,804)	(8,920)

Operating income	(381,166)	54,539
Interest expense and other	8,130	7,550

Income before provision for income taxes	$(389,296)	$46,989

	July 24, 2010	July 25, 2009
Identifiable assets (as of quarter end):
Educational Resources	$251,737	$562,615
Accelerated Learning	400,480	596,521
Corporate assets	113,766	86,558

Total	$765,983	$1,245,694

	Three Months Ended
	July 24, 2010	July 25, 2009
Depreciation and amortization of intangible assets and development costs:
Educational Resources	$1,772	$1,765
Accelerated Learning	4,028	4,505
Corporate	2,724	2,323

Total	$8,524	$8,593

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$349	$714
Accelerated Learning	2,726	2,047
Corporate	1,516	2,379

Total	$4,591	$5,140

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

During the fourth quarter of fiscal 2010, the Company determined, based on an ongoing state tax audit, that the Delta Education, LLC (“Delta”) subsidiary had a liability to the state that survived the Company’s acquisition of Delta in fiscal 2006. The Company has estimated the potential exposure for this liability, including interest and net of federal tax benefit, to be a range of $2,300 to $7,600, depending upon the resolution of certain outstanding issues related to the liability. The Company’s best estimate of this liability is $4,000, and the Company believes the liability and corresponding operating expense should have been recorded in fiscal 2007. The final determination of the amount of the liability due is not expected to be finalized until later in fiscal 2011, or thereafter. Accordingly, the Company has restated the beginning retained earnings as of April 28, 2007 to reflect this liability. The Company is continuing to negotiate with the state, and it may have claims against various third parties to recover some or all of the amount of the liability.

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

NOTE 13 – SUBSEQUENT EVENTS

On August 2, 2010, the holders of the Company’s convertible subordinated notes due to mature in 2023 presented for redemption to the Company $132,940 of the $133,000 convertible subordinated notes outstanding. The Company satisfied the $132,940 repayment in cash by borrowing on its credit facility. The terms of the credit facility allowed for the repayment of convertible subordinated notes. The Company plans to call the remaining $60 aggregate principal amount of notes by the end of the second quarter of fiscal 2011.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Quarterly Overview

School Specialty, (the “Company”), is an education company that provides innovative and proprietary products, programs, and services to help educators engage and inspire students of all ages and abilities to learn. Through each of our leading brands, we design, develop, and provide preK-12 educators with the latest and very best curriculum, supplemental learning resources and classroom basics. Working in collaboration with educators, we reach beyond the scope of textbooks to help teachers, guidance counselors, and school administrators ensure that every student reaches his or her full potential.

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

During the first quarter of fiscal 2011, consolidated revenues decreased 23.4% over the first quarter of fiscal 2010. The Educational Resources segment and the Accelerated Learning segment experienced revenue declines in the quarter of 22.0% and 27.2%, respectively. The revenue decline in the Educational Resources segment was attributable primarily to the current macroeconomic conditions related to state budget funding levels, which, in turn, have led to a decreased spending approach by our customers. While the impact that current macroeconomic conditions have on school spending also contributed to the revenue decline in the Accelerated Learning segment, the combination of a divestiture and timing of orders also contributed to the revenue decline. Gross margin was 42.7% for the first quarter of fiscal 2011, down 50 basis points from the comparable quarter last year. This decline is related to an unfavorable product mix between both segments and decreased gross margins in our Educational Resources segment due to competitive pricing pressures.

Selling, general and administrative expenses (“SG&A”) increased as a percentage of revenues to 30.8% in the first quarter of fiscal 2011 as compared to 26.7% in the first quarter of fiscal 2010. The increase in SG&A as a percentage of revenue is due to the fixed cost portion of SG&A being spread over a smaller revenue base. Total SG&A declined by $10.5 million in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. The Company’s current full-time staffing is down approximately 264 individuals as compared to last year’s first quarter.

We recorded $411.4 million of pre-tax non-cash impairment charges primarily to reduce the carrying value of goodwill of the Education Resources reporting unit, which is part of the Educational Resources segment, and the Science and Planning and Student Development reporting units, which are part of the Accelerated Learning segment. The Company experienced a significant decline in actual revenue and operating income in the first quarter, as education spending continued to suffer from the ongoing economic downturn. This, coupled with the decline in the Company’s market capitalization during the first quarter of fiscal 2011, led to the determination that goodwill and an indefinite-lived tradename were impaired.

Operating (loss) was ($381.2) million for the first quarter of fiscal 2011, a decrease of $435.7 million from the prior year quarter. Net (loss) was ($331.6) million in the first quarter of fiscal 2011, a decrease of $360.1 million from the prior year quarter.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues on a historical basis concerning the Company’s results of operations for the three months ended July 24, 2010 and July 25, 2009:

	Three Months Ended
	July 24, 2010	July 25, 2009
Revenues	100.0%	100.0%
Cost of revenues	57.3	56.8

Gross profit	42.7	43.2
Selling, general and administrative expenses	30.8	26.7
Impairment Charge	162.6	—

Operating income	(150.7)	16.5
Interest expense, net	3.2	2.3
Other expense	—	—

Income/(loss) before provision for income taxes	(153.9)	14.2
Provision for (benefit from) income taxes	(22.8)	5.6

Earnings from continuing operations	(131.1)%	8.6%

Three Months Ended July 24, 2010 Compared to Three Months Ended July 25, 2009

Revenues

Revenues decreased 23.4% from $330.4 million for the three months ended July 25, 2009 to $253.0 million for the three months ended July 24, 2010.

Educational Resources segment revenue decreased 22.0% from $224.9 million for the three months ended July 25, 2009 to $175.4 million for the three months ended July 24, 2010. Both periods are comprised solely of sales to external parties. The decline in Educational Resources segment revenue was comprised of a decline of approximately $24 million in the supplies category and a decline of approximately $25 million in the furniture category. The reduction in the furniture category was primarily related to the continued weakness in school construction activity. The Company does not anticipate any near-term improvement in this activity. In addition, the Company has been losing some market share in commodity furniture areas where awards are based solely on price. The Company expects to begin to gain back some of this share with the introduction of a new private label furniture line. This new line will allow the Company to compete better on price. The decline in the supplies category was attributable to state spending cuts for education and execution issues in the Company’s pricing and bid strategy. The Company believes the issues related to pricing and bids are corrected although near-term revenue will continue to show some impact from these issues.

Accelerated Learning segment revenues decreased 27.2% from $106.3 million for the three months ended July 25, 2009 (which includes $1.1 million of intersegment revenues) to $77.4 million for the three months ended July 24, 2010 (which is comprised solely of sales to external parties). The divestiture of the School Specialty Publishing business unit in last year’s second quarter accounted for $10.7 million of the decline. AutoSkill International, Inc. (“AutoSkill”), acquired in last year’s second quarter, added $1.8 million in revenue in the first quarter of fiscal 2011. The balance of the decline was related to spending reductions across all education categories due to education spending cuts by states, as well as the timing of orders that shifted from the Company’s first quarter to its second quarter in fiscal 2011. The Company believes that approximately $10 million of the first quarter revenue decline was related to this shift in timing of orders.

Gross Profit

Gross profit decreased 24.3% from $142.8 million for the three months ended July 25, 2009 to $108.1 million for the three months ended July 24, 2010. The decrease in consolidated revenue resulted in $33.4 million of the decline in gross profit had consolidated gross margin remained constant. The remaining decline of $1.3 million was related to a decline in consolidated gross margin. Gross margin declined 50 basis points from 43.2% for the three months ended July 25, 2009 to 42.7% for the three months ended July 24, 2010. A shift in product mix between the Company’s segments accounted for approximately 60 basis points of gross margin decline in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. The Accelerated Learning segment generates higher gross margin due to its curriculum-based products than the Educational Resources segment and accounted for 30.6% of the consolidated revenue in the first quarter of fiscal 2011 compared to 32.2% of the consolidated revenue in the first quarter of fiscal 2010.

Educational Resources segment gross profit decreased $20.6 million from $82.7 million for the three months ended July 25, 2009 to $62.1 million for the three months ended July 24, 2010. The decrease in segment revenue resulted in an $18.2 million decline in gross profit had segment gross margin remained constant. The decrease in gross margin of 140 basis points from 36.8% in the first quarter of fiscal 2010 to 35.4% in the first quarter of fiscal 2011 decreased gross profit by $2.4 million. Approximately 230 basis points of the decrease in gross margin is related to higher price discounting in the furniture and high-volume commodity supply categories. In this period of cuts in education funding, educators have become more sensitive to price. As such, the Company determined that additional discounting was necessary to compete. The decline was partially offset by an increase of approximately 90 basis points in gross margin related to a product mix shift towards more profitable products within the Educational Resources segment.

Accelerated Learning segment gross profit decreased $14.2 million from $59.5 million for the three months ended July 25, 2009 to $45.3 million for the three months ended July 24, 2010. The decrease in segment revenue resulted in a $16.2 million decline in gross profit had segment gross margin remained constant. This decrease was partially offset by an increase of $2.0 million related to an increase of 250 basis points in segment gross margin from 56.0% in the first quarter of fiscal 2010 to 58.5% in the first quarter of fiscal 2011. Approximately 210 basis points of the increase in gross margin is a result of a shift in the product mix to more profitable products within the segment of which, the acquisition of AutoSkill added approximately 65 basis points of gross margin in the first quarter of fiscal 2011.

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

SG&A decreased $10.5 million from $88.3 million in the first quarter of fiscal 2010 to $77.8 million in the first quarter of fiscal 2010. As a percent of revenue, SG&A increased from 26.7% for the three months ended July 25, 2009 to 30.8% for the three months ended July 24, 2010. SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $11.3 million and Corporate SG&A increased $0.9 million in the first quarter as compared to last year’s first quarter. The increase in Corporate SG&A was related primarily to increases in business technology to support the Company’s business systems and eCommerce platform and incremental depreciation related to the Company’s enterprise resource planning (“ERP”) system.

Educational Resources segment SG&A decreased $8.5 million, or 16.6%, from $51.2 million for the three months ended July 25, 2009 to $42.7 million for the three months ended July 24, 2010. Approximately $4.6 million of the decrease was variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues. In addition, the segment had a decrease of $3.1 million in its marketing costs primarily associated with a reduction in catalog amortization through reduced circulation of supplemental catalogs. The remaining decline was related primarily to the compensation savings associated with headcount reductions resulting from operational consolidations. Educational Resources segment SG&A increased as a percent of revenues from 22.8% for the three months ended July 25, 2009 to 24.3% for the three months ended July 24, 2010.

Accelerated Learning segment SG&A decreased $2.9 million, or 10.4%, from $27.6 million for the three months ended July 25, 2009 to $24.7 million for the three months ended July 24, 2010. The divestiture of the SSP business led to a $3.5 million decrease in SG&A. The segment also experienced a decrease of approximately $1.1 million in its variable SG&A costs such as transportation, warehousing, and selling expenses associated with decreased revenues. The segment’s selling expense increased by $1.1 million related to the expansion of its reading intervention and health sales forces. Accelerated Learning segment SG&A increased as a percent of revenues from 26.0% for the three months ended July 25, 2009 to 31.9% for the three months ended July 24, 2010. The increase in SG&A as a percentage of revenue is due to the base non-variable costs in comparison to decreased revenues.

Impairment

The Company recorded $411.4 million of impairment charges in the first quarter of fiscal 2011 pursuant to its goodwill assessment. The goodwill impairment charge was $411.2 million, which consisted of $249.7, $55.4 and $106.1 for the Education Resources, Science and Planning and Student Development reporting units, respectively. An impairment of $0.2 million was related to an indefinite-lived tradename intangible.

Interest Expense

Net interest expense increased $0.5 million from $7.6 million for the three months ended July 25, 2009 to $8.1 million for the three months ended July 24, 2010. Approximately $0.3 million of the increase in interest expense was related to the non-cash interest expense associated with the Company’s convertible notes. The remaining increase in interest expense was due to an increase in the Company’s overall effective borrowing rate from 4.05% in the first quarter of fiscal 2010 to 5.09% in the first quarter of fiscal 2011. This increase in the effective borrowing rate was primarily related to the increased commitment fees in the Company’s existing credit facility as compared to its previous facility. The commitment fees on the unused portion of the credit facility are approximately 50 basis points.

Provision for (Benefit from) Income Taxes

The benefit for income taxes was $57.7 million for the first quarter of fiscal 2011. The current year income tax benefit includes $66.5 million of income tax benefit related to the $411.4 million goodwill and non-amortizable asset impairment. Approximately $237.8 million of the goodwill impairment was related to non-deductible goodwill associated with past stock acquisition for which a tax benefit was not recorded. The remaining impairment of $173.4 million generated the $66.5 million of tax benefit. Excluding the impairment impact, the tax provision in the first quarter of fiscal 2011 was $8.8 million as compared with $18.6 million in the first quarter of fiscal 2010. The decline is related to the decrease in earnings before tax. The effective tax rate in the first quarter of fiscal 2011 was 14.8%, which was impacted by the non-deductible portion of the goodwill charge. Excluding impairment, the effective tax rate was 39.8% in the first quarter of fiscal 2011 as compared with 39.5% in last year’s first quarter.

Liquidity and Capital Resources

At July 24, 2010, we had working capital of $31.6 million. Our capitalization at July 24, 2010 was $552.6 million and consisted of total debt of $335.4 million and shareholders’ equity of $217.2 million.

Our credit facility matures on April 23, 2014 and provides for $350.0 million of revolving loan availability and $200.0 million incremental term loan availability. There are no amounts outstanding as of July 24, 2010 under the revolving and incremental term loans. The credit facility is secured by substantially all of our assets and contains certain financial and other covenants. During the first quarter of fiscal 2011, we borrowed under our credit facility primarily to meet seasonal working capital requirements. Our borrowings are usually significantly higher during the first two quarters of our fiscal year to meet the working capital requirements of our peak selling season. As of July 24, 2010, our effective interest rate on borrowings under our credit facility was zero, as the Company did not have any borrowings against the facility on July 24, 2010. During the three months ended July 24, 2010, we paid commitment fees on unborrowed funds under the credit facility of $0.4 million and amortized loan origination fee costs of $0.2 million related to the credit facility. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures and places certain limitations on our ability to repurchase our common stock. The Company was in compliance with these covenants and restrictions at July 24, 2010.

While we will continue to monitor our expected ability to remain in compliance with these covenants, we expect to remain in compliance with these covenants through the remainder of fiscal 2011based on our current projected financial results for fiscal 2011 and the additional action items available to us. If we are unable to meet these covenants, our ability to access available lines of credit could be limited, our liquidity could be adversely affected and our debt obligations could be accelerated. These circumstances could have a material adverse effect on our future results of operations, financial position and liquidity.

Our $133.0 million, 3.75% convertible subordinated notes became convertible during the second quarter of fiscal 2006 as the closing price of the Company’s common stock exceeded $48.00 for the specified amount of time. As a result, holders of the notes were entitled to surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. The notes were recorded as a current liability. Holders that exercised their right to convert the notes would have received up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, in shares of Company common stock or cash, at the Company’s discretion. Holders were entitled to require the Company to repurchase the notes for cash on August 1, 2010, 2013 and 2018. The Company’s credit facility places certain restrictions on the Company’s repurchase of these notes. No notes were converted into cash or shares.

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

Net cash used in operating activities decreased by $14.7 million to $7.7 million in the first quarter of fiscal 2011 as compared to $22.3 million used in the first quarter of fiscal 2010. The net use of cash in operating activities during the first quarter is indicative of the highly seasonal nature of our business, with the majority of purchases and other operating cash outflows occurring in the first and second quarters of the fiscal year and the majority of cash receipts occurring in the second and third quarters of the fiscal year. The decrease in cash used in operating activities between years is due to working capital improvements, primarily in the Company’s collections of accounts receivable and decreasing inventory levels in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010.

Net cash used in investing activities decreased by $0.3 million to $4.6 million in the first quarter of fiscal 2011 as compared to $4.9 million for the first quarter of fiscal 2010. Additions to property, plant and equipment decreased $0.5 million from the first quarter of fiscal 2010 to $2.4 million in the first quarter of fiscal 2011, primarily as a result of decreased spending related to the implementation of our ERP system. Product development spending remained flat in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, at $2.2 million. The Company is committed to the ongoing investment in the development of curriculum-based products.

Cash flows from financing activities decreased by $29.5 million from net cash provided by financing activities of $29.3 million in the first quarter of fiscal 2010 to net cash used in financing activities of $0.2 million in the first quarter of fiscal 2011. The Company funded its fiscal 2011 first quarter working capital needs with the cash balances it had as of the end of the previous fiscal year.

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

Critical Accounting Policies

Goodwill and Intangible Assets, and Long-Lived Assets.

As discussed in Item 1, Note 7 of these consolidated financial statements, the Company recorded impairment charges of $411.2 million and $0.2 million related to goodwill and an indefinite-lived tradename intangible, respectively, in the first quarter of fiscal 2011. The impairment was determined as part of the fair value assessment of these assets.

Indicators of impairment that were identified during the assessment were a significant decline in our stock price and market capitalization and a decline in our expected future cash flows. The Company’s market capitalization declined approximately 24% during the first quarter of fiscal 2011. In addition, the decline in expected future cash flows was related to the continued deteriorating economic conditions that we believe have resulted in decreased funding of education which, in turn, has caused schools to reduce spending levels. These reductions led to a 23.4% revenue decline in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010.

We tested goodwill for impairment by determining the fair value of the Company’s reporting units using a combined income (discounted cash flow) and market approach (guideline public company comparables) valuation model. The details regarding the determination of the fair value of the reporting units, including the key assumptions used in the impairment analysis, are discussed in Item 1, Note 7 of this report. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the estimated recoverability, or impairment, if any, of the asset. Changes in estimates or the application of alternative assumptions could have produced significantly different results.

During the first quarter fiscal 2011 impairment analysis, the Company determined that its Education Resources, Science and Planning and Student Development reporting units had goodwill balances that were impaired. The fair value assessment of the two remaining reporting units with goodwill balances, Califone and Reading, indicated that the goodwill balances of these two reporting units were not impaired as the fair value exceeded the carrying value of the units. Since the modification of assumptions used in the valuation model can have a significant impact on the fair value, the Company performed a sensitivity analysis for the Califone and Reading reporting units. This analysis was completed assuming a 100 basis point increase in the discount rate and a 100 basis point decrease in the terminal growth rate. The Company believes these assumptions have the most sensitivity in the valuation model. The results of this sensitivity analysis are as follows:

	Decrease in FV of
	Reading	Califone
100 basis point increase in discount rate	$(9,258)	$(2,294)
100 basis point decrease in terminal growth rate	$(4,121)	$(1,215)

Because the valuation of the Reading and Califone reporting units concluded the fair value exceeded carrying value by $52,154 and $5,769, respectively, the decreases in fair value for the sensitivity analysis would not have impaired the goodwill assessment of these two reporting units.

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

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by us or on our behalf, in this Quarterly Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 24, 2010.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended April 24, 2010.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no material changes in litigation matters subject to the Company in the first quarter of fiscal 2011.

ITEM 1A. Risk Factors

The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in the fiscal 2010 Annual Report on Form 10-K.

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

August 31, 2010	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
Chief Executive Officer
(Principal Executive Officer)

August 31, 2010	/s/ David N. Vander Ploeg
Date	David N. Vander Ploeg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.