Form 10-Q
period 2010-10-23
SCHOOL SPECIALTY INC
filed 2010-12-01
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 23, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 1, 2010
Common Stock, $0.001 par value	18,870,135

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 23, 2010

		Page Number
PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at October 23, 2010, April 24, 2010 and October 24, 2009	1

	Condensed Consolidated Statements of Operations for the Three Months Ended October 23, 2010 and October 24, 2009 and for the Six Months Ended October 23, 2010 and October 24, 2009	2

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 23, 2010 and October 24, 2009	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4.	CONTROLS AND PROCEDURES	28

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	29

ITEM 1A.	RISK FACTORS	29

ITEM 6.	EXHIBITS	29

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	October 23, 2010	April 24, 2010	October 24, 2009
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,105	$21,035	$8,836
Accounts receivable, less allowance for doubtful accounts of $3,175, $2,104 and $4,657, respectively	147,057	72,734	192,633
Inventories	75,190	99,910	109,784
Deferred catalog costs	7,997	13,593	5,843
Prepaid expenses and other current assets	16,099	14,318	13,651
Refundable income taxes	—	1,539	—
Deferred taxes	9,866	9,867	9,805

Total current assets	264,314	232,996	340,552
Property, plant and equipment, net	64,259	66,607	68,331
Goodwill	127,146	540,248	545,222
Intangible assets, net	160,852	166,552	170,154
Development costs and other	33,321	33,118	28,760
Investment in unconsolidated affiliate	28,080	28,299	—

Total assets	$677,972	$1,067,820	$1,153,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$849	$132,397	$129,663
Accounts payable	81,412	47,954	40,315
Accrued compensation	8,567	7,501	12,953
Deferred revenue	4,895	4,312	4,579
Accrued income taxes	29,103	—	21,380
Other accrued liabilities	33,567	30,905	38,788

Total current liabilities	158,393	223,069	247,678
Long-term debt - less current maturities	266,471	199,742	230,658
Deferred taxes	15,252	92,398	93,896
Other liabilities	1,423	1,423	913

Total liabilities	441,539	516,632	573,145

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,290,345; 24,280,097 and 24,265,678 shares issued, respectively	24	24	24
Capital paid-in excess of par value	437,943	436,959	436,923
Treasury stock, at cost 5,420,210; 5,420,210 and 5,420,210 shares, respectively	(186,637)	(186,637)	(186,637)
Accumulated other comprehensive income	21,839	24,052	20,599
(Accumulated deficit)/retained earnings	(36,736)	276,790	308,965

Total shareholders’ equity	236,433	551,188	579,874

Total liabilities and shareholders’ equity	$677,972	$1,067,820	$1,153,019

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	October 23, 2010	October 24, 2009	October 23, 2010	October 24, 2009
Revenue	$291,879	$346,146	$544,863	$676,513
Cost of revenue	174,357	203,041	319,269	390,617

Gross profit	117,522	143,105	225,594	285,896
Selling, general and administrative expenses	79,318	86,445	157,166	174,697
Impairment Charge	—	—	411,390	—

Operating income/(loss)	38,204	56,660	(342,962)	111,199

Other (income) expense:
Interest expense	6,747	7,739	14,876	15,298
Interest income	—	—	—	(10)

Income/(Loss) before provision for income taxes	31,457	48,921	(357,838)	95,911
Provision for (benefit from) income taxes	13,222	19,324	(44,447)	37,885

income/(loss) before investment in unconsolidated affiliate	$18,235	$29,597	$(313,391)	$58,026

Equity in (losses) of unconsolidated affiliate	(135)	—	(135)	—

Net income/(loss)	$18,100	$29,597	$(313,526)	$58,026

Weighted average shares outstanding:
Basic	18,870	18,837	18,867	18,833
Diluted	18,873	18,911	18,867	18,892

Net Income/(Loss) per Share:
Basic	$0.96	$1.57	$(16.62)	$3.08

Diluted	$0.96	$1.57	$(16.62)	$3.07

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Six Months Ended
	October 23, 2010	October 24, 2009
Cash flows from operating activities:
Net income	$(313,526)	$58,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	13,869	13,196
Amortization of development costs	2,931	3,514
Amortization of debt fees and other	1,118	1,055
Impairment charge	411,390	—
Investment in unconsolidated affiliate	135	—
Share-based compensation expense	1,443	2,159
Deferred taxes	(77,606)	7,452
Loss (gain) on disposal of property, plant and equipment	—	275
Non-cash convertible debt deferred financing costs	5,542	6,398
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	(74,064)	(86,610)
Inventories	24,718	17,653
Deferred catalog costs	5,596	9,694
Prepaid expenses and other current assets	(243)	3,967
Accounts payable	33,051	(17,190)
Accrued liabilities	33,248	25,189

Net cash provided by operating activities	67,602	44,778

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	—	(11,700)
Additions to property, plant and equipment	(5,917)	(6,364)
Proceeds from disposal of discontinued operations	—	500
Investment in product development costs	(4,254)	(4,436)
Proceeds from disposal of property, plant and equipment	—	2,083

Net cash used in investing activities	(10,171)	(19,917)

Cash flows from financing activities:
Proceeds from bank borrowings	449,400	283,700
Repayment of debt and capital leases	(386,761)	(301,433)
Redemption of convertible debt	(133,000)	—
Payment of debt and other	—	(238)
Proceeds from exercise of stock options	—	75

Net cash used in financing activities	(70,361)	(17,896)

Net (decrease)/increase in cash and cash equivalents	(12,930)	6,965
Cash and cash equivalents, beginning of period	21,035	1,871

Cash and cash equivalents, end of period	$8,105	$8,836

Supplemental disclosures of cash flow information:
Interest paid	$8,600	$8,327
Income taxes paid	$2,370	$7,681

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature) considered necessary for a fair presentation have been included. The balance sheet at April 24, 2010 has been derived from the Company’s audited financial statements for the fiscal year ended April 24, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 24, 2010.

During the first quarter of fiscal 2011, the Company determined that goodwill and certain indefinite lived assets were impaired at three of the Company’s reporting units. Following the completion of the impairment assessment, the Company recorded pre-tax non-cash impairment charges of $411,390 in the first quarter of fiscal 2011. These charges were based on current projections and valuation assumptions that reflect the Company’s belief that the current macro-economic environment and state budget crisis have decreased school funding more than anticipated. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the non-cash impairment charges.

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

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at October 23, 2010, April 24, 2010 and October 24, 2009, was $1,423, $1,423 and $913, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any other material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

NOTE 4 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in condensed consolidated shareholders’ equity during the six months ended October 23, 2010 and October 24, 2009 were as follows:

Shareholders’ equity balance at April 24, 2010.	$551,188
Net loss	(313,526)
Share-based compensation	1,443
Income tax deficiency from stock options	(459)
Foreign currency translation adjustment	(2,213)

Shareholders’ equity balance at October 23, 2010	$236,433

Shareholders’ equity balance at April 25, 2009	$510,279
Net income	58,026
Share-based compensation	2,159
Issuance of common stock in conjunction with stock option exercises	75
Income tax deficiency from stock options	(337)
Taxes payable on net settlement of stock options	(123)
Foreign currency translation adjustment	9,795

Shareholders’ equity balance at October 24, 2009	$579,874

Comprehensive income/ (loss) for the periods presented in the condensed consolidated statement of operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	October 23, 2010	October 24, 2009	October 23, 2010	October 24, 2009
Net income/(loss)	$18,100	$29,597	$(313,526)	$58,026
Foreign currency translation adjustment	726	2,814	(2,213)	9,795

Total comprehensive income/(loss)	$18,826	$32,411	$(315,739)	$67,821

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 5 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended October 23, 2010:
Basic EPS	$18,100	18,870	$0.96

Effect of dilutive stock options	—	—
Effect of non-vested stock units	—	3

Diluted EPS	$18,100	18,873	$0.96

Three months ended October 24, 2009:
Basic EPS	$29,597	18,837	$1.57

Effect of dilutive stock options	—	29
Effect of non-vested stock units	—	45

Diluted EPS	$29,597	18,911	$1.57

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Six months ended October 23, 2010:
Basic and diluted EPS	$(313,526)	18,867	$(16.62)

Six months ended October 24, 2009:
Basic EPS	$58,026	18,833	$3.08

Effect of dilutive stock options	—	18
Effect of non-vested stock units	—	41

Diluted EPS	$58,026	18,892	$3.07

The Company had additional stock options outstanding of 1,578 and 1,526 during the three and six months ended October 23, 2010, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive. The Company had additional stock options outstanding of 1,602 and 1,559 during the three and six months ended October 24, 2009, that were not included in the computation of diluted EPS because they were anti-dilutive.

The $200,000, 3.75% convertible subordinated notes have no current impact on the Company’s denominator for computing diluted EPS because conditions under which the notes may be converted have not been satisfied. See Note 10.

NOTE 6 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has three share-based employee compensation plans under which awards were outstanding as of October 23, 2010. On June 10, 1998, the Company’s Board of Directors approved the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), on August 27, 2002 the Company’s Board of Directors approved the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and on June 24, 2008, the Company’s Board of Directors approved the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All plans have been approved by the Company’s shareholders. The purpose of the 1998 Plan, the 2002 Plan and the 2008 Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008. Under the 2002 Plan, the maximum number of equity awards available for grant is 1,500 shares. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

A summary of option activity during the six months ended October 23, 2010 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 24, 2010	1,465	$31.35	957	$34.02
Granted	247	19.04
Exercised	(15)	16.06
Canceled	(141)	32.15

Balance at October 23, 2010	1,556	$29.47	958	$33.24

The following table details supplemental information regarding stock options outstanding at October 23, 2010:

	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding	6.45 years	$—
Options vested and expected to vest	6.38 years	—
Options exercisable	5.11 years	—

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price
$16.06 - $19.19	277	9.36	$18.94	12	$18.26
$19.20 - $29.48	419	6.20	22.54	222	23.78
$29.49 - $36.01	325	5.68	33.28	261	33.62
$36.02 - 39.71	535	5.61	38.04	463	37.94

	1,556	6.45	$29.47	958	$33.24

Options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. Prior to fiscal 2009, the Company issued new shares of common stock to settle shares due upon option exercise. In fiscal 2009, the Company’s option plans were amended to allow for the net settlement of the exercise price and related employee tax withholding liabilities for non-qualified stock option exercises. For the six months ended October 23, 2010, approximately 3 new shares were issued upon the exercise of stock options, 12 shares were tendered to satisfy the exercise price, and zero shares were surrendered to satisfy employee tax liabilities.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

During the first six months of each of fiscal 2011 and fiscal 2010, the Company granted 77 and 78 non-vested stock unit (“NSU”) awards to members of the Company’s management under the 2002 Plan. The NSUs are performance-based awards that vest at the end of a three-year cycle and will result in the issuance of shares of the Company’s common stock if targeted metrics are achieved at a threshold level or above. The NSUs will be settled in shares of Company common stock with actual shares awarded ranging from 80% to 200% of the target number of shares based on actual performance. The awards granted in fiscal 2011 and fiscal 2010 are subject to a one-year performance metric and three-year vesting period. Company performance was at 88% of the target for the fiscal 2010 awards and the associated expense related to the fiscal 2010 award has been adjusted to 88%, accordingly, and will be recognized over the vesting period which is three years of service from the date of grant. The vesting date for the fiscal 2010 NSU awards will occur on June 22, 2012. The approximate fair value of awards granted during the six months ended October 23, 2010 and October 24, 2009 is $1,468 and $1,590, respectively, provided the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to performance-based NSU awards on a straight-line basis over the vesting period adjusted for changes in the expected level of performance. During the three months ended October 23, 2010, the Company recognized income of $36 ($22, net of tax) due to forfeitures within the quarter, and during the three months ended October 24, 2009, the Company recognized income of $131 ($80 net of tax) related to performance-based NSU awards due to changes in estimated performance levels. During the six months ended October 23, 2010 and October 24, 2009, the Company recognized expense of $172 ($106, net of tax) and $112 ($69, net of tax), respectively, related to performance-based NSU awards.

During the first six months of fiscal 2011 and 2010, the Company granted 10 and 7 time-based NSU awards to independent members of the Company’s Board of Directors with an approximate fair value of $194 and $146, respectively. The awards vest one year from the date of grant and the Company is recognizing share-based compensation expense related to these awards on a straight-line basis over the vesting period. During the three months ended October 23, 2010 and October 24, 2009, the Company recognized $48 ($29, net of tax) and $36 ($22, net of tax), respectively, of expense related to these awards. During the six months ended October 23, 2010 and October 24, 2009, the Company recognized $86 ($53, net of tax) and $82 ($51, net of tax), respectively, of expense related to these awards.

During the first six months of fiscal 2011, the Company awarded 118 time-based restricted stock units (“RSU”) to employees of the Company under the 2008 Plan. The RSUs awarded to senior management vest in cumulative increments of thirty percent after the third year from the date of grant, sixty percent after the fourth year and one-hundred percent after the fifth year. The RSUs awarded to other employees vest in cumulative increments of thirty percent after the second year from the date of grant, sixty percent after the third year and one-hundred percent after the fourth year. The approximate fair value of the awards granted during the six months ended October 23, 2010 was $2,250. During the three months and six months ended October 23, 2010, the Company recognized $89 ($53 net of tax) and $117 ($72 net of tax), respectively, of expense related to time-based RSU awards.

During each of the three months ended October 23, 2010 and October 24, 2009, the Company recognized $616 ($515 related to stock options, $12 of expense related to NSU awards, and $89 related to RSU awards) and $885 ($980 related to stock options, net of $95 of income related to NSU awards), respectively, in share-based compensation expense, which is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The income tax benefit recognized related to share-based compensation expense was $239 and $344 for the three months ended October 23, 2010 and October 24, 2009, respectively.

During the six months ended October 23, 2010 and October 24, 2009, the Company recognized $1,443 ($1,068 related to stock options, $258 related to NSU awards, and $117 related to RSU awards) and $2,159 ($1,964 related to stock options and $195 related to NSU awards), respectively, in share-based compensation expense, which is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The income tax benefit recognized related to share-based compensation expense was $560 and $846 for the six months ended October 23, 2010 and October 24, 2009, respectively. The Company recognizes share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

During the six months ended October 23, 2010 and October 24, 2009, total unrecognized share-based compensation expense related to stock options was $3,878 and $5,685, respectively, net of estimated forfeitures, total unrecognized share-based compensation expense related to NSUs was $994 and $1,404, respectively, and total unrecognized share-based compensation expense related to RSU’s was $1,605 and zero, respectively, which the Company expects to recognize over a weighted average period of approximately 2.5 years.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

There were no options granted during either of the three months ended October 23, 2010 or October 24, 2009. The weighted average fair value of options granted during the six months ended October 23, 2010 and October 24, 2009 was $6.78 and $7.26, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Six Months Ended
	October 23, 2010	October 24, 2009
Average-risk free interest rate	2.00%	2.89%
Expected volatility	34.97%	33.11%
Expected term	5.5 years	5.5 years

	For the Three Months Ended		For the Six Months Ended
	October 23, 2010	October 24, 2009	October 23, 2010	October 24, 2009
Total intrinsic value of stock options exercised	$—	$373	$61	$407
Cash received from stock option exercises	$—	$—	0	$75
Income tax deficiency from stock option/NSU activity	$(187)	$(40)	$(459)	$(337)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

October 23, 2010	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,516	$(19,311)	$17,205
Publishing rights (15 to 25 years)	113,260	(26,004)	87,256
Non-compete agreements (3.5 to 10 years)	7,110	(6,240)	870
Tradenames and trademarks (10 to 30 years)	3,504	(946)	2,558
Order backlog and other (less than 1 to 13 years)	2,634	(1,691)	943
License agreement (10 years)	14,506	(2,606)	11,900

Total amortizable intangible assets	177,530	(56,798)	120,732

Non-amortizable intangible assets:
Tradenames and trademarks	40,120	—	40,120

Total non-amortizable intangible assets	40,120	—	40,120

Total intangible assets	$217,650	$(56,798)	$160,852

April 24, 2010	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,568	$(18,121)	$18,447
Publishing rights (15 to 25 years)	113,260	(23,211)	90,049
Non-compete agreements (3.5 to 10 years)	7,110	(5,877)	1,233
Tradenames and trademarks (10 to 30 years)	3,504	(850)	2,654
Order backlog and other (less than 1 to 13 years)	2,634	(1,576)	1,058
Perpetual license agreements (10 years)	14,506	(1,715)	12,791

Total amortizable intangible assets	177,582	(51,350)	126,232

Non-amortizable intangible assets:
Tradenames and trademarks	40,320	—	40,320

Total non-amortizable intangible assets	40,320	—	40,320

Total intangible assets	$217,902	$(51,350)	$166,552

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

October 24, 2009	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,166	$(16,844)	$19,323
Publishing rights (15 to 25 years)	106,510	(20,258)	86,252
Non-compete agreements (3.5 to 10 years)	7,111	(5,449)	1,662
Tradenames and trademarks (10 to 30 years)	3,024	(750)	2,274
Order backlog and other (less than 1 to 13 years)	9,654	(1,553)	8,101
License agreement (10 years)	12,700	(855)	11,845

Total amortizable intangible assets	175,165	(45,708)	129,457

Non-amortizable intangible assets:
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	40,697	—	40,697

Total intangible assets	$215,862	$(45,708)	$170,154

Intangible amortization expense included in selling, general and administrative expense for the three months ended October 23, 2010 and October 24, 2009 was $2,703 and $2,423, respectively, and $5,471 and $5,143 for the six months ended October 23, 2010 and October 24, 2009, respectively.

Intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2011 is estimated to be:

Fiscal 2011 (six months remaining)	$5,384
Fiscal 2012	10,515
Fiscal 2013	9,940
Fiscal 2014	9,646
Fiscal 2015	9,429
Fiscal 2016	9,238

The following information presents changes to goodwill during the period beginning October 24, 2009 through October 23, 2010:

	Reporting Units			Reporting Units
(in $000’s)	Education Resources	Califone	Educational Resources Segment	Science	Planning and Student Development	Reading	School Specialty Publishing	Health	Accelerated Learning Segment	Total
Balance at October 24, 2009	$249,695	$14,852	$264,547	$75,652	$179,691	$17,798	$7,534	$—	$280,675	$545,222
Acquisitions	—	—	—	—	—	(324)	—	—	(324)	(324)
Divestitures	—	—	—	—	—	—	(7,534)	—	(7,534)	(7,534)
Currency translation adjustment	—	—	—	—	2,884	—	—	—	2,884	2,884

Balance at April 24, 2010	$249,695	$14,852	$264,547	$75,652	$182,575	$17,474	$—	$—	$275,701	$540,248

Currency translation adjustment	—	—	—	—	(1,912)	—	—	—	(1,912)	(1,912)
Impairment losses	(249,695)	—	(249,695)	(55,372)	(106,123)	—	—	—	(161,495)	(411,190)

Balance at October 23, 2010	$—	$14,852	$14,852	$20,280	$74,540	$17,474	$—	$—	$112,294	$127,146

In accordance with the accounting guidance on goodwill and other intangible assets, the Company performs its impairment test of goodwill at the reporting unit level and indefinite-lived intangible assets at the unit of account level during the first quarter of each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values. The following discussion relates to the goodwill impairment test performed during the first quarter of fiscal 2011.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

According to ASC Topic 350-20-20, a reporting unit is the level at which goodwill impairment is tested. A reporting unit can be an operating segment or one level below an operating segment, also known as a component. ASC Topic 350-20-35-34 states that a component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available for segment management to regularly review the operating results of that component. As of April 24, 2010, the Company had six reporting units, five of which had goodwill balances. The Educational Resources segment consists of the Education Resources and Califone reporting units. The Accelerated Learning segment consists of the Science, Planning and Student Development, Reading, and Health reporting units. The goodwill for each reporting unit is shown in the table above.

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

In performing the impairment assessment, the Company estimated the fair value of its reporting units using the following valuation methods and assumptions:

1.	Income Approach (discounted cash flow analysis) – the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of an entity and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting units and the discount rate. The growth rates used for the terminal value calculations and the discount rates of the respective reporting units were as follows:

	Terminal Value Growth Rates	Discount Rate
Education Resources	2.0%	12.0%
Califone	2.0%	11.5%
Science	6.0%	14.5%
Planning and Student Development	3.0%	11.9%
Reading	2.0%	13.7%
Health	2.0%	13.7%

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

2.	Market Approach (market multiples) – this method begins with the identification of a group of peer companies in the same or similar industries as the company reporting unit being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a ratio of enterprise value to projected revenue as appropriate valuation metrics. These two metrics were evenly weighted for the Education Resources, Reading, and Planning and Student Development reporting units. Various operating performance measurements of the reporting unit being valued are then benchmarked against the peer group and a discount rate or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the reporting unit being valued to arrive at an estimate of its fair value. A control premium is then applied to the equity value. The Company selected 11 companies that were deemed relevant to the Planning and Student Development and Reading reporting units and 10 companies that were deemed relevant to the Education Resources and Califone reporting units under the guideline public company method to provide an indication of value. A control premium was then applied to the enterprise value of the reporting unit. The control premium was established based on a review of transactions over an 18 month period. The resulting multiples and control premiums were as follows:

	EBITDA Multiples	Revenue Multiples	Control Premium
Education Resources	8.5x	0.4x	13.4%
Califone	6.5x	N/A	13.4%
Reading	7.1x	2.2x	17.9%
Planning and Student Development	6.4x	1.5x	17.9%

The Company did not use the market approach for the Science reporting unit because of the variability in revenue due to the curriculum adoption schedule. The Company did not use the market approach for the Health reporting unit because of the reporting unit’s lack of financial history.

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

The Company believed the first quarter was the appropriate quarter for conducting its assessment since the Company’s business is highly seasonal, with approximately 75% of its revenue and over 100% of its net income occurring in the first two quarters of the fiscal year. The Company has historically had much better insight into the projected annual performance during the first quarter due to the timing of school budgets and ordering by schools and school districts. The fiscal 2011 impairment charge was due in part to the continued deterioration of school spending amid the continuation of state budget challenges and school spending cuts. During the first quarter of fiscal 2011, the Company experienced a significant decline in actual revenue of 23.4% and operating income of 44.6% prior to the impact of the impairment charge. Additionally, the Company has experienced a decline in its market capitalization beginning in fiscal 2009 and which continued into the first quarter of fiscal 2011. As of April 24, 2010, the Company’s market capitalization was $463,538, compared to the Company’s book value of $551,188 on that date. As of the end of the first quarter ended July 24, 2010, the Company’s market capitalization had decreased by an additional $109,461 to $354,077. During the second quarter of fiscal 2011, the Company reviewed both its current market capitalization and future cash flow projections and concluded no evidence of further impairment existed.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The Company also performed an impairment test of its indefinite-lived intangible assets during the first quarter of fiscal 2011, and concluded that a $200 impairment charge related to a non-amortizable trademark in the Educational Resources segment was necessary. The following table presents a summary of the carrying value of indefinite-lived intangible assets:

	Educational Resources	Accelerated Learning	Total
Tradenames	$—	$38,890	$38,890
Trademarks	1,430	—	1,430
Impairment loss	(200)	—	(200)

Balance at October 23, 2010:	$1,230	$38,890	$40,120

NOTE 8 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

Investment in unconsolidated affiliate is accounted for under the equity method, and consisted of the following as of October 23, 2010:

	Percent- Owned	Equity Method Investment
Carson- Dellosa Publishing, LLC	35%	$28,080

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

The 35% investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses, net of related income taxes, are reflected in “Equity in (losses) earnings of unconsolidated affiliate, net of tax” on the Condensed Consolidated Statement of Operations.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 23, 2010	April 24, 2010	October 24, 2009
Land	$158	$158	$158
Projects in progress	6,583	2,787	10,991
Buildings and leasehold improvements	29,831	29,752	30,561
Furniture, fixtures and other	110,971	108,968	95,257
Machinery and warehouse equipment	39,579	39,397	42,543

Total property, plant and equipment	187,121	181,062	179,510
Less: Accumulated depreciation	(122,862)	(114,455)	(111,179)

Net property, plant and equipment	$64,259	$66,607	$68,331

Depreciation expense for the three months ended October 23, 2010 and October 24, 2009 was $4,178 and $4,011, respectively, and $8,398 and $8,053 for the six months ended October 23, 2010 and October 24, 2009, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 10 – DEBT

On April 23, 2010, the Company entered into a Credit Agreement which replaced the Company’s previous Amended and Restated Credit Agreement dated as of February 1, 2006. The Credit Agreement matures on April 23, 2014 and provides for a $350,000 revolving loan and an available $200,000 incremental term loan. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 3.75%, or the lender’s base rate plus an applicable margin of up to 2.75%. The Company also pays a commitment fee on the revolving loan of up to 0.50% on unborrowed funds. The Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at October 23, 2010. The effective interest rate under the credit facility for the second quarter of fiscal 2011 was 5.18%, which includes amortization of loan origination fees of $213 and commitment fees on unborrowed funds of $255. The revolving loan provides for a letter of credit sub-facility of up to $15,000, under which $2,695 was issued and outstanding as of October 23, 2010. As of October 23, 2010, $63,000 was the outstanding balance on the revolving loan was and reflected as non-currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. No borrowings have been made on the term loan since inception.

The Company closely evaluates its expected ability to remain in compliance with the consolidated total leverage and interest coverage ratios due to the ratios’ sensitivity to the Company’s financial results. The recent economic trends impacting the Company’s performance, such as the decline in school funding which had led to a decrease in the Company’s revenues and margins, have put pressure on the Company’s ability to remain in compliance with these ratios. Based on current forecasts reflected in our most recent guidance, the Company may be unable to maintain compliance with one or both of these financial covenants in the second half of fiscal 2011. The Company may need to work with its lenders to secure a waiver or amend such ratios in the near future. Any amendment or waiver would result in additional bank fees and more restrictive terms, and may increase the cost of any future borrowings. The Company believes it will be able to maintain compliance with the financial covenants by working with its lenders, if necessary.

During 2003, the Company sold an aggregate principal amount of $133,000 of convertible subordinated notes due in 2023. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. All of the notes were repaid during the second quarter of fiscal 2011 using proceeds from the Credit Agreement. The notes carried an annual coupon interest rate of 3.75% until August 1, 2010, at which time the notes provided that they would cease bearing interest and the original principal amount of each note would commence increasing daily by the annual rate of 3.75%. The notes became convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share during fiscal 2006 and were recorded as a current liability. Holders of the notes were entitled to surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercise their right to convert the notes would have received up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, in shares of Company common stock or cash, at the Company’s discretion. No notes were converted into shares of common stock.

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

The estimated fair value of the Company’s $200,000 convertible subordinated notes at October 23, 2010 was approximately $197,000, and the carrying value was $190,350. The estimated fair value was determined using Level 2 inputs as described in FASB ASC Topic 820, “Fair Value Measurements and Disclosures”.

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

	Three Months Ended		Six Months Ended
	October 23, 2010	October 24, 2009	October 23, 2010	October 24, 2009

Revenue:
Educational Resources	$187,693	$239,864	$363,111	$464,807
Accelerated Learning	104,019	106,610	181,418	212,956
Corporate and intercompany eliminations	167	(328)	334	(1,250)

Total	$291,879	$346,146	$544,863	$676,513

Operating income (loss) and income before provision for income taxes:
Educational Resources	$16,468	$32,760	$(214,026)	$64,265
Accelerated Learning	30,827	31,814	(110,041)	63,769
Corporate and intercompany eliminations	(9,091)	(7,914)	(18,895)	(16,835)

Operating income	38,204	56,660	(342,962)	111,199
Interest expense and other	6,747	7,739	14,876	15,288

Income before provision for income taxes	$31,457	$48,921	$(357,838)	$95,911

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	October 23, 2010	October 24, 2009
Identifiable assets (as of quarter end):
Educational Resources	$192,412	$495,644
Accelerated Learning	110,633	569,561
Corporate and intercompany eliminations	374,927	87,814

Total	$677,972	$1,153,019

	Three Months Ended		Six Months Ended
	October 23, 2010	October 24, 2009	October 23, 2010	October 24, 2009

Depreciation and amortization of intangible assets and development costs:
Educational Resources	$1,697	$1,815	$3,470	$3,580
Accelerated Learning	3,885	3,989	7,913	8,494
Corporate	2,694	2,313	5,417	4,636

Total	$8,276	$8,117	$16,800	$16,710

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$284	$286	$632	$1,000
Accelerated Learning	2,676	9,716	5,403	11,763
Corporate	2,620	5,626	4,136	8,005

Total	$5,580	$15,628	$10,171	$20,768

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

In addition, the effects of this restatement have impacted the consolidated balance sheet as of April 24, 2010, October 24, 2009 and April 25, 2009 by increasing “Other Accrued Liabilities” by $6,154, related to the recording of the liability due to the state, increasing “Prepaid expenses and other current assets” by $2,154, related to the recording of the federal tax benefit to be realized, and decreasing “Retained earnings” by $4,000.

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

During the first six months of fiscal 2011, revenues decreased 19.5% as compared to the first six months of fiscal 2010. The Educational Resources and Accelerated Learning segments experienced revenue declines in the first six months of fiscal 2011 of 21.9% and 14.8%, respectively. The revenue declines in both the Educational Resources and Accelerated Learning segments were attributable primarily to the current macroeconomic conditions and the impact those conditions have had on state budget funding levels. According to the National Bureau of Economic Research, state revenue collection underperformed forecasts during the latest recession. Since approximately 50% of school funding is provided by states, the Company believes the decreased state revenues are adversely affecting school funding and the related spending by schools. The Company believes that the current year may be the bottom of the school spending decline. State revenues, a key component of school funding, are projected to begin to rise in fiscal 2011, according to the National Conference of State Legislatures. Also contributing to the revenue decline in the supplies category within Educational Resources were execution issues in the Company’s pricing and bid strategies. Approximately 55% of the revenue decline in Accelerated Learning segment was attributable to the fiscal 2010 divestiture of the School Specialty Publishing (“SSP”) business unit.

Competitive pressures have resulted in more significant price discounting, especially in the furniture and supply categories. Gross margin decreased 90 basis points to 41.4% for the first six months of fiscal 2011 as compared to 42.3% for the first six months of fiscal 2010. The decreased gross margin was related to unfavorable product mix between both segments and decreased gross margins in our Educational Resources segment due to competitive pricing pressures.

Selling, general and administrative expenses (“SG&A”) increased 300 basis points as a percent of revenues in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010. The increase in SG&A as a percentage of revenue is due to the fixed cost portion of SG&A being spread over a smaller revenue base. Total SG&A declined by $17.5 million in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010. The Company’s current full-time staffing is down approximately 240 individuals as compared to last year’s second quarter.

We recorded $411.4 million of pre-tax non-cash impairment charges primarily to reduce the carrying value of goodwill of the Education Resources reporting unit, which is part of the Educational Resources segment, and the Science and Planning and Student Development reporting units, which are part of the Accelerated Learning segment. The Company experienced a significant decline in revenue and operating income in the first quarter, as education spending continued to suffer from the ongoing economic downturn. This, coupled with the decline in the Company’s market capitalization during the first quarter of fiscal 2011, led to the determination that goodwill and an indefinite-lived tradename were impaired.

Operating (loss) was $(343.0) million in the first six months of fiscal 2011, a decrease of $454.2 million from income of $111.2 million the first six months of the prior year. Net (loss) was ($313.5) million in the first six months of fiscal 2011, a decrease of $371.5 million from income of $58.0 million in the first six months of the prior year.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues for the three and six months ended October 23, 2010 and October 24, 2009:

	Three Months Ended		Six Months Ended
	October 23, 2010	October 24, 2009	October 23, 2010	October 24, 2009

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.7	58.7	58.6	57.7

Gross profit	40.3	41.3	41.4	42.3
Selling, general and administrative expenses	27.2	25.0	28.8	25.8
Impairment Charge	—	—	75.5	—

Operating income/(loss)	13.1	16.3	(62.9)	16.5
Interest expense, net	2.3	2.2	2.7	2.3

Income/(loss) before provision for income taxes	10.8	14.1	(65.6)	14.2
Provision for (benefit from) income taxes	4.6	5.6	(8.1)	5.6

Earnings/(loss) before investment in unconsolidated affiliate	6.2%	8.5%	(57.5)%	8.6%

Three Months Ended October 23, 2010 Compared to Three Months Ended October 24, 2009

Revenue

Revenue decreased 15.7% from $346.1 million for the three months ended October 24, 2009 to $291.9 million for the three months ended October 23, 2010.

Educational Resources segment revenue decreased 21.8% from $239.9 million for the three months ended October 24, 2009 to $187.7 million for the three months ended October 23, 2010. Both periods are comprised solely of sales to external parties. The decrease in Educational Resources segment revenue was comprised of a decline of approximately $20 million in the supplies category and a decline of approximately $30 million in the furniture category. The reduction in the furniture category revenue was primarily related to the continued weakness in school construction activity, and the reduction in the supplies category revenue was a result of the continued reductions in ongoing school funding. In addition, the Company’s execution issues with respect to pricing and bid strategy contributed to the revenue decline. The Company has been addressing these issues as it prepares upcoming catalog issuances. However, due to the seasonality of the Company’s revenues, assessing the success of new pricing and bid strategies will become more clear as we approach next year’s back to school season. Additional catalogs will be issued in December and the Company expects to see results from these catalogs in its fourth quarter. Order trends in the furniture category have remained down in the second quarter. The Company expects some improvement in the order rate in the fourth quarter as a new furniture catalog is introduced.

Accelerated Learning segment revenue decreased by 2.4% from $106.6 million for the three months ended October 24, 2009 (which includes $0.5 million of intersegment revenues) to $104.0 million for the three months ended October 23, 2010 (which was comprised solely of sales to external parties). The divestiture of the School Specialty Publishing business unit (“SSP”) in the second quarter of last year accounted for $6.8 million of revenue decline. The remaining businesses within the segment had revenue growth of $4.2 million or 4.2%. This revenue growth was related to a shift in the timing of orders between the first and second quarters. The Company believes that approximately $10 million of the second quarter revenue was related to a later ordering back-to-school season. Partially offsetting the incremental revenue associated with the later ordering season was a decline in small dollar orders.

Gross Profit

Gross profit decreased 17.9%, from $143.1 million for the three months ended October 24, 2009 to $117.5 million for the three months ended October 23, 2010. The decrease in consolidated revenue resulted in $22.4 million of the decline in gross profit had consolidated gross margin remained constant. Gross margin decreased 100 basis points from 41.3% for the three months ended October 24, 2009 to 40.3% for the three months ended October 23, 2010. The decrease in consolidated gross margin resulted in a decrease in gross profit of $3.2 million. The decrease in gross margin was related to price discounting in response to competitive pressures within the Educational Resources segment. A shift in product mix between the Company’s segments accounted for approximately 130 basis points of gross margin increase in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010. The Accelerated Learning segment, which generates a higher gross margin due to its curriculum-based products than the Educational Resources segment, accounted for 36% of the consolidated revenue in the second quarter of fiscal 2011 compared to 31% of the consolidated revenue in the second quarter of fiscal 2010.

Educational Resources segment gross profit decreased $24.0 million from $82.8 million for the three months ended October 24, 2009 to $58.7 million for the three months ended October 23, 2010. The decrease in segment revenue resulted in $18.0 million of the decline in gross profit had consolidated gross margin remained constant. Gross margin decreased 320 basis points from 34.5% for the three months ended October 24, 2009 to 31.3% for the three months ended October 23, 2010. The decrease in gross margin was related to increased price discounting in the furniture and high-volume commodity supply categories in response to competitive pressures. As a result of cuts in education funding, the Company believes educators have become more sensitive to price. As such, the Company determined that additional discounting was necessary to maintain competitive prices and expects this level of discounting will continue for the remainder of the fiscal year.

Accelerated Learning segment gross profit decreased $1.8 million from $59.7 million for the three months ended October 24, 2009 to $57.9 million for the three months ended October 23, 2010. The decrease in segment revenue resulted in approximately $1.5 million decline in gross profit had segment gross margin remained constant. The remaining decline was related to a decline of 30 basis points in segment gross margin from 56.0% for the three months ended October 24, 2009 to 55.7% for the three months ended October 23, 2010. The decrease in gross margin was related to expedited printing and freight costs for agenda products in order to meet customer due dates. Favorable product mix in the quarter partially offset these increases.

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

As a percent of revenue, SG&A increased from 25.0% for the three months ended October 24, 2009 to 27.2% for the three months ended October 23, 2010, as cost cutting actions have not kept pace with the decline in revenues. SG&A decreased $7.1 million from $86.4 million in the second quarter of fiscal 2010 to $79.3 million in the second quarter of fiscal 2011. SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $8.5 million and Corporate SG&A increased $1.4 million in the second quarter as compared to last year’s second quarter. The increase in Corporate SG&A is a result of an approximately $1.3 million increase in business technology spending to support the Company’s business systems and eCommerce platform.

Educational Resources segment SG&A decreased $7.7 million, or 15.5%, from $50.0 million for the three months ended October 24, 2009 to $42.3 million for the three months ended October 23, 2010. The segment had a decrease of approximately $6 million in its variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues. In addition, the segment had a decrease of $1.2 million in its marketing costs, primarily associated with a reduction in catalog amortization associated with the decline in this past back-to-school season catalog circulation. Educational Resources segment SG&A increased as a percent of revenues from 20.9% for the three months ended October 24, 2009 to 22.5% for the three months ended October 23, 2010.

Accelerated Learning segment SG&A decreased $0.8 million, or 2.9%, from $27.9 million for the three months ended October 24, 2009 to $27.1 million for the three months ended October 23, 2010. The divestiture of SSP business in the second quarter of fiscal 2010 led to a $3.0 million decrease in SG&A. Partially offsetting this decrease was an increase of $0.5 million attributable primarily to an increase in its variable costs such as transportation due to the shift in timing of revenue from the first quarter to the second quarter of fiscal 2011. In addition, the segment’s selling expense increased by approximately $1.4 million as a result of the expansion of its reading intervention and health sales force. Accelerated Learning segment SG&A decreased as a percent of revenues from 26.2% for the three months ended October 24, 2009 to 26.0% for the three months ended October 23, 2010.

Interest Expense

Net interest expense decreased $1.0 million from $7.7 million for the three months ended October 24, 2009 to $6.7 million for the three months ended October 23, 2010. Approximately $1.1 million of the decrease in interest expense was related to the non-cash interest expense associated with the Company’s convertible notes. The Company’s overall effective borrowing rate increased from 3.95% in the second quarter of fiscal 2010 to 4.74% in the second quarter of fiscal 2011. This increase in the effective borrowing rate was primarily related to the impact of the debt pricing on the Company’s current credit facility, which became effective on April 23, 2010.

Provision for Income Taxes

Provision for income taxes decreased $6.1 million due to lower pre-tax income. The effective income tax rate increased 250 basis points from 39.5% for the three months ended October 24, 2009 to 42.0% for the three months ended October 23, 2010. The increase in the effective tax rate is related primarily to valuation allowances on the utilization of foreign tax credits.

The effective income tax rate of 42.0% exceeds the federal statutory rate of 35% primarily due to state income taxes.

Six Months Ended October 23, 2010 Compared to Six Months Ended October 24, 2009

Revenue

Revenue decreased 19.5% from $676.5 million for the six months ended October 24, 2009 to $544.9 million for the six months ended October 23, 2010.

Educational Resources segment revenue decreased 21.9% from $464.8 million for the six months ended October 24, 2009 to $363.1 million for the six months ended October 23, 2010. Revenue amounts for both periods are comprised solely of sales to external parties. The decline in Educational Resources segment revenue was comprised of a decline of approximately $45 million in the supplies category and a decline of approximately $55 million in the furniture category. The decline in the supplies category revenue was related to reductions or delays in school spending as a result on-going school funding issues, as well as execution issues in the Company’s pricing and bid strategy. The decline in the furniture category revenue was a result of the continued weakness in the school construction activity. The Company does not anticipate any near-term improvement in this activity.

Accelerated Learning segment revenues decreased by 14.8% from $213.0 million for the six months ended October 24, 2009 (which includes $1.5 million of intersegment revenues) to $181.4 million for the six months ended October 23, 2010 (which is comprised solely of sales to external parties). The divestiture of the SSP business accounted for $17.5 million of the decline. The acquisition of AutoSkill International, Inc. (“AutoSkill”), acquired in last year’s second quarter, added $2.8 million of revenue in the first half of fiscal 2011. The remaining decline of $16.9 million is a result of spending reductions across all education categories due to education spending cuts by states, which the Company believes are affecting school districts’ spending decisions on purchasing new curriculum-based materials.

The Company believes that the current year may be the bottom of the school funding decline. State revenues, a key component of school funding, are projected to begin to rise in fiscal 2011, according to the National Conference of State Legislatures.

Gross Profit

Gross profit decreased 21.1% from $285.9 million for the six months ended October 24, 2009 to $225.6 million for the six months ended October 23, 2010. The decrease in consolidated revenue resulted in $55.7 million decline in gross profit had consolidated gross margin remained constant. Gross margin decreased 90 basis points from 42.3% for the six months ended October 24, 2009 to 41.4% for the six months ended October 23, 2010. The decrease in consolidated gross margin of 90 basis points resulted in a decrease in gross profit of $1.2 million. The decreased gross margin was related to higher price discounts within the Educational Resources segment due to competitive pricing within the market partially offset by increased margins within the Accelerated Learning segment. In addition, a shift in product mix between the Company’s segments accounted for approximately 40 basis points of gross margin improvement for the six months ended October 23, 2010. The Accelerated Learning segment, which generates a higher gross margin, due to its curriculum-based products, than the Educational Resources segment, accounted for 33% of the consolidated revenue in the second quarter of fiscal 2011 compared to 32% of the consolidated revenue in the second quarter of fiscal 2010.

Educational Resources segment gross profit decreased $44.6 million from $165.5 million for the six months ended October 24, 2009 to $120.9 million for the six months ended October 23, 2010. The decrease in segment revenue resulted in a $36.2 million decline in gross profit had segment gross margin remained constant. The decrease in gross margin of 230 basis points from 35.6% for the six months ended October 24, 2010 to 33.3% for the six months ended October 23, 2010 decreased gross profit by $8.4 million. Approximately 300 basis points of the decline in gross margin is related to higher price discounting in the furniture and high-volume commodity supply categories. The decline was partially offset by an increase of approximately 70 basis points in gross margin related to product mix shift towards more profitable products within the Educational Resources segment.

Accelerated Learning segment gross profit decreased $16.0 million from $119.2 million for the six months ended October 24, 2009 to $103.2 for the six months ended October 23, 2010. The decrease in segment revenue resulted in a $17.7 million decline in gross profit had segment gross margin remained constant. The increase in gross margin of 90 basis points from 56.0% for the first six months ended October 24, 2009 to 56.9% for the first six months ended October 23, 2010 resulted in an increase in gross margin of $1.6 million. The increase of 90 basis points for the six months ended October 23, 2010 was primarily a result of the acquisition of AutoSkill International, Inc. in the second quarter of fiscal 2010. Expedited printing and freight costs for the agenda products reduced gross margin by approximately 50 basis points, partially offsetting this increase.

Selling, General and Administrative Expenses

As a percent of revenue, SG&A increased from 25.8% for the six months ended October 24, 2009 to 104.3% for the six months ended October 23, 2010. SG&A increased $393.9 million from $174.7 million for the six months ended October 24, 2009 to $568.8 million for the six months ended October 23, 2010. The primary increase in SG&A is attributable to the non-cash impairment charge of $411.4 million the Company took in the first quarter of fiscal 2011. Due to the significance of the impairment charge in the current year, the Company believes it is more meaningful to compare SG&A excluding the impairment charge to last year’s SG&A in the comparable period. Excluding the impact of the impairment charge taken by the Company in the first quarter of fiscal 2011, SG&A decreased $17.5 million from $174.7 million in the first six months of fiscal 2010 to $157.2 million in the first six months of fiscal 2011. On the same basis, SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $19.9 million and Corporate SG&A increased $2.4 million in the first six months of fiscal 2011 as compared to last year’s first six months. The increase in Corporate SG&A was related primarily to increases in business technology spending to support the Company’s business systems and eCommerce platform and incremental depreciation related to the Company’s enterprise resource planning (“ERP”) system. Excluding the impact of the impairment charge taken by the Company in the first quarter of fiscal 2011, SG&A as a percent of revenue increased from 25.8% for the six months ended October 24, 2009 to 28.8% for the six months ended October 23, 2010, as cost cutting actions did not keep pace with the decline in revenues.

Educational Resources segment SG&A decreased $16.2 million, or 16.0%, from $101.2 million for the six months ended October 24, 2009 to $85.0 million for the six months ended October 23, 2010. The segment experienced a decrease of approximately $11 million in its variable SG&A costs such as transportation, warehousing, and selling expenses associated with decreased revenues. In addition, the segment had a decline of approximately $4 million in its marketing costs primarily associated with a reduction in catalog amortization through reduced circulation of supplemental catalogs. The remaining decline was related primarily to the compensation savings associated with headcount reductions that resulted from operational consolidations. Educational Resources segment SG&A increased as a percent of revenues from 21.8% for the six months ended October 24, 2009 to 23.4% for the six months ended October 23, 2010.

Accelerated Learning segment SG&A decreased $3.6 million, or 6.6%, from $55.4 million for the six months ended October 24, 2009 to $51.8 million for the six months ended October 23, 2010. The divestiture of the SSP business led to a $6.4 million decrease in SG&A. Reduced volume led to approximately $1.8 million of a decrease in its variable costs such as transportation, warehousing, and selling expenses. Partially offsetting these decreased expenses was an increase of $2.5 million in selling expenses as a result of the expansion of the reading intervention and health sales forces. Accelerated Learning segment SG&A increased as a percent of revenues from 26.0% for the six months ended October 24, 2009 to 28.5% for the six months ended October 23, 2010.

Impairment

The Company recorded $411.4 million of impairment charges in the first six months of fiscal 2011 pursuant to its goodwill assessment. The goodwill impairment charge was $411.2 million, which consisted of $247.9 million, $55.4 million, and $106.1 million for the Educational Resources, Science, and Planning and Student Development reporting units, respectively. An impairment of $0.2 million was related to an indefinite-lived tradename intangible.

Interest Expense

Net interest expense decreased $0.4 million from $15.3 million for the six months ended October 24, 2009 to $14.9 million for the six months ended October 23, 2010. Approximately $0.9 million of the decrease in interest expense was related to the decreased non-cash interest expense associated with the Company’s redemption of $133.0 million convertible notes offset by an increase in the Company’s overall effective borrowing rate from 4.0% for the six months ended October 24, 2009 to 4.9% for the six months ended October 23, 2010. This increase in the effective borrowing rate was primarily related to the increased commitment fees in the Company’s existing credit facility as compared to its previous facility and an increased rate on the Company’s average borrowings. The commitment fees on the unused portion of the credit facility are approximately 40 basis points and the increase in the rate related to average borrowings is 50 basis points.

Provision for (Benefit from) Income Taxes

The benefit for income taxes was $44.4 million for the first six months of fiscal 2011. The current year income tax benefit includes $66.5 million of income tax benefit related to the $411.4 million goodwill and non-amortizable asset impairment. Approximately $237.8 million of the goodwill impairment was related to non-deductible goodwill associated with past stock acquisitions for which a tax benefit was not recorded. The remaining impairment of $173.4 million generated the $66.5 million of tax benefit. The effective tax rate in the first six months of fiscal 2011 was 12.4%. Due to the significance that the impairment charge has on the effective tax rate, the Company believes the tax provision (benefit) and the effective tax rate excluding the impairment charge are more meaningful comparisons to last year’s comparable period. Excluding impairment, the tax provision for the first six months of fiscal 2011 was $22.2 million as compared to $37.9 million in the first six months of fiscal 2010. The decline is related to the decrease in earnings before tax. Excluding impairment, the effective tax rate was 41.4% in the first six months of fiscal 2011 as compared to 39.5% in the first six months of fiscal 2010. The increase in the effective tax rate is related primarily to the valuation allowance on foreign tax credit utilization.

The effective income tax rate of 41.4% exceeds the federal statutory rate of 35% primarily due to state income taxes.

Liquidity and Capital Resources

At October 23, 2010, the Company had working capital of $105.9 million. The Company’s capitalization at October 23, 2010 was $503.7 million and consisted of total debt of $267.3 million and shareholders’ equity of $236.4 million.

The Company’s credit facility matures on April 23, 2014 and provides for $350.0 million of revolving loan availability and $200.0 million incremental term loan availability. The amount outstanding as of October 23, 2010 under the revolving and incremental term loans was $63.0 million and zero, respectively. The credit facility is secured by substantially all of the Company’s assets and contains certain financial and other covenants. During the first six months of fiscal 2011, the Company borrowed under our credit facility primarily to meet seasonal working capital requirements. The Company’s borrowings are usually significantly higher during the first two quarters of the fiscal year to meet the working capital requirements of our peak selling season. As of October 23, 2010, the Company’s effective interest rate on borrowings under our credit facility was 4.0%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During the six months ended October 23, 2010, the Company paid commitment fees on unborrowed funds under the credit facility of $0.7 million and amortized loan origination fee costs of $0.4 million related to the credit facility. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures and places certain limitations on our ability to repurchase our common stock. The Company was in compliance with these covenants and restrictions at October 23, 2010.

The Company closely evaluates its expected ability to remain in compliance with the consolidated total leverage and interest coverage ratios due to the ratios’ sensitivity to the Company’s financial results. The recent economic trends impacting the Company’s performance, such as the decline in school funding which had led to a decrease in the Company’s revenues and margins, have put pressure on the Company’s ability to remain in compliance with these ratios. Based on current forecasts reflected in our most recent guidance, the Company may be unable to maintain compliance with one or both of these financial covenants in the second half of fiscal 2011. The Company may need to work with its lenders to secure a waiver or amend such ratios in the near future. Any amendment or waiver would result in additional bank fees and more restrictive terms, and may increase the cost of any future borrowings. The Company believes it will be able to maintain compliance with the financial covenants by working with its lenders, if necessary.

Holders of the Company’s $133.0 million, 3.75% convertible subordinated notes due to mature in 2023 presented $132.9 million to the Company for redemption during the second quarter of fiscal 2011. The remaining outstanding amount of this issuance, $0.1 million, was called by the Company during the second quarter of fiscal 2011. The Company satisfied the $133.0 million repayment in cash by borrowing on its credit facility.

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

Net cash provided by operating activities increased $22.8 million to $67.6 million in the first six months of fiscal 2011 as compared to $44.8 million provided in the first six months of fiscal 2010. The net cash provided by operating activities is indicative of the highly seasonal nature of our business, with the majority of purchases and other operating cash outflows typically occurring in the first and second quarters of the fiscal year and the majority of cash receipts typically occurring in the second and third quarters of the fiscal year. The increase in cash provided in operating activities between years is due to working capital improvements, primarily in the Company’s collections of accounts receivable and decreasing inventory levels in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010. In addition, the Company has negotiated extended payment terms with vendors which allowed it to defer accounts payable payments into its third quarter.

Net cash used in investing activities decreased $9.7 million to $10.2 million in the first six months of fiscal 2011 as compared to $19.9 million for the first six months of fiscal 2010. The decrease in cash used in investing activities was primarily attributable to two transactions from the first six months of fiscal 2010. The Company used cash for the $11.7 million purchase price for the fiscal 2010 acquisition of AutoSkill. In addition, the Company received $2.0 million during the first six months of fiscal 2010 attributable to the sale of the Company’s Lyons, New York facility.

Net cash used in financing activities increased $52.5 million to $70.4 million in the first six months of fiscal 2011 as compared to $17.9 million for the first six months of fiscal 2010. The increase in net cash used by financing activities was primarily related to the Company’s redemption of its $133.0 million convertible debt in the second quarter of fiscal 2011, which was partially offset by the combination of incremental cash generated by operating activities and the reduction in cash used in investing activities.

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

Critical Accounting Policies

Goodwill and Intangible Assets, and Long-Lived Assets.

As discussed in Item 1, Note 7 of the unaudited consolidated financial statements, the Company recorded impairment charges of $411.2 million and $0.2 million related to goodwill and an indefinite-lived tradename intangible, respectively, in the first quarter of fiscal 2011. The impairment was determined as part of the fair value assessment of these assets.

Indicators of impairment that were identified during the assessment were a significant decline in our stock price and market capitalization and a decline in our expected future cash flows. The Company’s market capitalization declined approximately 24% during the first quarter of fiscal 2011. In addition, the decline in expected future cash flows was related to the continued deteriorating economic conditions that we believe have resulted in decreased funding of education which, in turn, has caused schools to reduce spending levels. These reductions led to a 23.4% revenue decline in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. During the second quarter of fiscal 2011, the Company reviewed both its current market capitalization and future cash flow projections and concluded no evidence of further impairment existed.

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

Forward-Looking Statements

Statements in this Quarterly Report which are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, future acquisitions, capital expenditures, adequacy of capital resources and compliance with credit facility covenants; and (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues” or similar expressions.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no material changes in litigation matters subject to the Company in the first six months of fiscal 2011.

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

SCHOOL SPECIALTY, INC.
(Registrant)

December 1, 2010	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
Chief Executive Officer
(Principal Executive Officer)

December 1, 2010	/s/ David N. Vander Ploeg
Date	David N. Vander Ploeg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.