Form 10-Q
period 2011-01-22
SCHOOL SPECIALTY INC
filed 2011-02-22
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 22, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2011
Common Stock, $0.001 par value	18,870,135

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 22, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	January 22, 2011	April 24, 2010	January 23, 2010
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,667	$21,035	$23,459
Accounts receivable, less allowance for doubtful accounts of $1,875, $2,104 and $2,665, respectively	70,767	72,734	92,894
Inventories	80,747	99,910	89,844
Deferred catalog costs	16,597	13,593	10,619
Prepaid expenses and other current assets	13,329	14,318	11,267
Refundable income taxes	—	1,539	—
Deferred taxes	9,867	9,867	9,805

Total current assets	192,974	232,996	237,888
Property, plant and equipment, net	64,383	66,607	65,332
Goodwill	127,694	540,248	536,975
Intangible assets, net	158,205	166,552	167,449
Development costs and other	34,352	33,118	28,019
Investment in unconsolidated affiliate	27,215	28,299	29,046

Total assets	$604,823	$1,067,820	$1,064,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$193,375	$132,397	$131,013
Accounts payable	64,045	47,954	25,145
Accrued compensation	6,949	7,501	9,915
Deferred revenue	4,112	4,312	5,141
Accrued income taxes	19,204	—	7,837
Other accrued liabilities	26,266	30,905	32,872

Total current liabilities	313,951	223,069	211,923
Long-term debt - less current maturities	60,395	199,742	197,935
Deferred taxes	10,751	92,398	92,427
Other liabilities	1,423	1,423	913

Total liabilities	386,520	516,632	503,198

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,290,345; 24,280,097 and 24,277,777 shares issued, respectively	24	24	24
Capital paid-in excess of par value	438,818	436,959	437,811
Treasury stock, at cost 5,420,210; 5,420,210 and 5,420,210 shares, respectively	(186,637)	(186,637)	(186,637)
Accumulated other comprehensive income	22,984	24,052	19,799
(Accumulated deficit)/Retained earnings	(56,886)	276,790	290,514

Total shareholders’ equity	218,303	551,188	561,511

Total liabilities and shareholders’ equity	$604,823	$1,067,820	$1,064,709

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	January 22, 2011	January 23, 2010	January 22, 2011	January 23, 2010

Revenue	$89,859	$103,126	$634,723	$779,639
Cost of revenue	56,910	60,708	376,179	451,325

Gross profit	32,949	42,418	258,544	328,314
Selling, general and administrative expenses	59,169	65,009	216,335	239,706
Impairment charge	—	—	411,390	—

Operating income (loss)	(26,220)	(22,591)	(369,181)	88,608

Other (income) expense:
Interest expense	6,365	7,527	21,241	22,827
Interest income	—	(22)	—	(33)

Income (loss) before provision for income taxes	(32,585)	(30,096)	(390,422)	65,814
Provision for (benefit from) income taxes	(13,385)	(11,886)	(57,832)	25,998

Income (loss) before income (loss) from investment in unconsolidated affiliate	$(19,200)	$(18,210)	$(332,590)	$39,816

Equity in earnings (losses) of unconsolidated affiliate	(950)	(241)	(1,085)	(241)

Net income (loss)	$(20,150)	$(18,451)	$(333,675)	$39,575

Weighted average shares outstanding:
Basic	18,870	18,849	18,868	18,838
Diluted	18,870	18,849	18,868	18,901

Net Income per Share:
Basic	$(1.07)	$(0.98)	$(17.68)	$2.10
Diluted	$(1.07)	$(0.98)	$(17.68)	$2.09

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Nine Months Ended
	January 22, 2011	January 23, 2010
Cash flows from operating activities:
Net income	$(333,676)	$39,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	20,742	19,882
Amortization of development costs	3,838	4,191
Amortization of debt fees and other	1,602	1,642
Impairment charge	411,390	—
Investment in unconsolidated affiliate	1,085	241
Share-based compensation expense	2,304	3,033
Deferred taxes	(82,094)	6,071
Loss on disposal of property, plant and equipment	—	275
Non-cash convertible debt deferred financing costs	7,691	9,696
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	2,332	8,773
Inventories	19,162	23,277
Deferred catalog costs	(3,004)	4,918
Prepaid expenses and other current assets	2,528	5,903
Accounts payable	15,883	(32,400)
Accrued liabilities	13,784	5,248

Net cash provided by operating activities	83,567	100,325

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	—	(11,700)
Additions to property, plant and equipment	(10,220)	(8,494)
Proceeds from disposal of discontinued operations	—	800
Investment in product development costs	(6,655)	(6,679)
Proceeds from disposal of property, plant and equipment	—	2,083
Investment in non-controlling interest	—	(2,226)

Net cash used in investing activities	(16,875)	(26,216)

Cash flows from financing activities:
Proceeds from bank borrowings	632,600	304,400
Repayment of debt and capital leases	(585,660)	(356,803)
Redemption of convertible debt	(133,000)	—
Payment of debt fees and other	—	(238)
Proceeds from exercise of stock options	—	120

Net cash used in financing activities	(86,060)	(52,521)

Net decrease in cash and cash equivalents	(19,368)	21,588
Cash and cash equivalents, beginning of period	21,035	1,871

Cash and cash equivalents, end of period	$1,667	$23,459

Supplemental disclosures of cash flow information:
Interest paid	$14,160	$13,110
Income taxes paid	$3,497	$11,624

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

NOTE 3 – INCOME TAXES

The Company files income tax returns with the U.S., various U.S. states, and foreign jurisdictions. The most significant tax return the Company files is with the U.S. The Company’s tax returns are no longer subject to examination by the U.S. for fiscal years before 2008. The Company has various state tax audits and appeals in process at any given time. It is not anticipated that any adjustments resulting from tax examinations or appeals would result in a material change to the Company’s financial position or results of operation.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at January 22, 2011, April 24, 2010 and January 23, 2010, was $1,423, $1,423 and $913, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 4 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in condensed consolidated shareholders’ equity during the nine months ended January 22, 2011 and January 23, 2010 were as follows:

Shareholders’ equity balance at April 24, 2010	$551,188
Net loss	(333,675)
Share-based compensation	2,304
Income tax deficiency from stock options	(446)
Foreign currency translation adjustment	(1,068)

Shareholders’ equity balance at January 22, 2011	$218,303

Shareholders’ equity balance at April 25, 2009	$510,279
Net income	39,575
Share-based compensation	3,033
Issuance of common stock in conjunction with stock option exercises	120
Income tax deficiency from stock options	(248)
Taxes payable on net settlement of stock options	(244)
Foreign currency translation adjustment	8,995

Shareholders’ equity balance at January 23, 2010	$561,510

Comprehensive (loss)/income for the periods presented in the condensed consolidated statement of operations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	January 22, 2011	January 23, 2010	January 22, 2011	January 23, 2010
Net (loss) income	$(20,150)	$(18,451)	$(333,675)	$39,575
Foreign currency translation adjustment	1,145	(800)	(1,068)	8,995

Total comprehensive (loss) income	$(19,005)	$(19,251)	$(334,743)	$48,570

NOTE 5 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended January 22, 2011:
Basic and diluted EPS	$(20,150)	18,870	$(1.07)

Three months ended January 23, 2010:
Basic and diluted EPS	$(18,451)	18,849	$(0.98)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Nine months ended January 22, 2011:
Basic and diluted EPS	$(333,675)	18,868	$(17.68)

Nine months ended January 23, 2010:
Basic EPS	$39,575	18,838	$2.10

Effect of dilutive stock options		18
Effect of non-vested stock units		45

Diluted EPS	$39,575	18,901	$2.09

The Company had additional stock options outstanding of 1,541 and 1,531 during the three and nine months ended January 22, 2011, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive. The Company had additional stock options outstanding of 1,491 and 1,546 during the three and nine months ended January 23, 2010, that were not included in the computation of diluted EPS because they were anti-dilutive.

The $200,000, 3.75% convertible subordinated notes have no current impact on the Company’s denominator for computing diluted EPS because conditions under which the notes may be converted have not been satisfied. See Note 10.

NOTE 6 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has three share-based employee compensation plans under which awards were outstanding as of January 22, 2011: the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All plans have been approved by the Company’s shareholders. The purpose of the 1998 Plan, the 2002 Plan and the 2008 Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008. Under the 2002 Plan, the maximum number of equity awards available for grant is 1,500 shares. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

A summary of option activity during the nine months ended January 22, 2011 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 24, 2010	1,465	$31.35	957	$34.02
Granted	252	18.93
Exercised	(15)	16.06
Canceled	(165)	31.76

Balance at January 22, 2011	1,537	$29.41	949	$33.34

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The following table details supplemental information regarding stock options outstanding at January 22, 2011:

	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value

Options outstanding	6.28 years	$3
Options vested and expected to vest	6.21 years	3
Options exercisable	4.93 years	—

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price
$13.41 - $19.19	276	9.31	$18.85	8	$18.21
$19.20 - $29.48	417	5.99	22.54	219	23.80
$29.49 - $36.01	319	5.47	33.31	264	33.71
$36.02 - 39.71	525	5.39	38.07	458	37.97

	1,537	6.28	$29.41	949	$33.34

Options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. The Company’s option plans allow for the net settlement of the exercise price and related employee tax withholding liabilities for non-qualified stock option exercises. For the nine months ended January 22, 2011, approximately 3 new shares were issued upon the exercise of stock options, 12 shares were tendered to satisfy the exercise price, and zero shares were surrendered to satisfy employee tax liabilities.

During the nine months of each of fiscal 2011 and fiscal 2010, the Company granted 77 and 78 non-vested stock unit (“NSU”) awards, respectively, to members of the Company’s management under the 2002 Plan. The NSUs are performance-based awards that vest at the end of a three-year cycle and will result in the issuance of shares of the Company’s common stock if targeted metrics are achieved at a threshold level or above. The NSUs will be settled in shares of Company common stock with actual shares awarded ranging from 80% to 200% of the target number of shares based on actual performance. The awards granted in fiscal 2011 and fiscal 2010 are subject to a one-year performance metric and three-year vesting period. Company performance was at 88% of the target for the fiscal 2010 awards and the associated expense related to the fiscal 2010 award has been adjusted to 88%, accordingly, and will be recognized over the vesting period which is three years of service from the date of grant. The vesting date for the fiscal 2010 NSU awards will occur on June 22, 2012. The approximate fair value of awards granted during the nine months ended January 22, 2011 and January 23, 2010 is $1,468 and $1,590, respectively, provided the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to performance-based NSU awards on a straight-line basis over the vesting period adjusted for changes in the expected level of performance. During the three months ended January 22, 2011 and January 23, 2010 the Company recognized expense of $86 ($53, net of tax) and 222 ($136, net of tax), respectively, related to performance-based NSU awards. During the nine months ended January 22, 2011 and January 23, 2010, the Company recognized expense of $259 ($160, net of tax) and $334 ($204, net of tax) related to performance-based NSU awards.

During the first nine months of fiscal 2011 and fiscal 2010, the Company granted 10 and 7 time-based NSU awards to independent members of the Company’s Board of Directors with an approximate fair value of $194 and $146, respectively. The awards vest one year from the date of grant and the Company is recognizing share-based compensation expense related to these awards on a straight-line basis over the vesting period. During the three months ended January 22, 2011 and January 23, 2010, the Company recognized $48 ($30, net of tax) and $36 ($22,

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

net of tax), respectively, of expense related to these awards. During the nine months ended January 22, 2011 and January 23, 2010, the Company recognized $134 ($83, net of tax) and $119 ($73, net of tax), respectively, of expense related to these awards.

During the first six months of fiscal 2011, the Company awarded 118 time-based restricted stock units (“RSU”) to employees of the Company under the 2008 Plan. The RSUs awarded to senior management vest in cumulative increments of thirty percent after the third year from the date of grant, sixty percent after the fourth year and one-hundred percent after the fifth year. The RSUs awarded to other employees vest in cumulative increments of thirty percent after the second year from the date of grant, sixty percent after the third year and one-hundred percent after the fourth year. The approximate fair value of the awards granted during the nine months ended January 22, 2011 was $2,250. During the three months and nine months ended January 22, 2011, the Company recognized $91 ($56 net of tax) and $208 ($129 net of tax), respectively, of expense related to time-based RSU awards.

During the three months ended January 22, 2011 and January 23, 2010, the Company recognized $861 ($635 related to stock options, $135 related to NSU awards and $91 related to RSU awards) and $874 ($616 related to stock options and $258 related to NSU awards), respectively, in share-based compensation expense, which is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The income tax benefit recognized related to share-based compensation expense was $334 and $339 for the three months ended January 22, 2011 and January 23, 2010, respectively.

During the nine months ended January 22, 2011 and January 23, 2010, the Company recognized $2,304 ($1,703 related to stock options, $393 related to NSU awards and $208 related to RSU awards) and $3,033 ($2,580 related to stock options and $453 related to NSU awards), respectively, in share-based compensation expense, which is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The income tax benefit recognized related to share-based compensation expense was $894 and $1,185 for the nine months ended January 22, 2011 and January 23, 2010, respectively. The Company recognizes share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

During the nine months ended January 22, 2011 and January 23, 2010, total unrecognized share-based compensation expense related to stock options was $3,223 and $4,711, net of estimated forfeitures, and total unrecognized share-based compensation expense related to NSUs was $776 and $1,146, and total unrecognized share-based compensation expense related to RSUs was $1,514 and zero, respectively, which the Company expects to recognize over a weighted average period of approximately 2.3 years.

Options to purchase, in aggregate, 5 shares of Company common stock were granted during the three months ended January 22, 2011. The weighted average fair value per share of options granted during the three months ended January 22, 2011 was $4.95. There were no options granted during the three months ended January 23, 2010. The weighted average fair value per share of options granted during the nine months ended January 22, 2011 and January 23, 2010 was $6.74 and $7.26, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	January 22, 2011	January 23, 2010	January 22, 2011	January 23, 2010
Average-risk free interest rate	2.05%	n/a	2.00%	2.89%
Expected volatility	36.52%	n/a	35.00%	33.11%
Expected term	5.5 years	n/a	5.5 years	5.5 years

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	January 22, 2011	January 23, 2010	January 22, 2011	January 23, 2010
Total intrinsic value of stock options exercised	$—	$372	$61	$780
Cash received from stock option exercises	$—	$45	0	$120
Income tax benefit/(deficiency) from stock option/NSU activity	$13	$89	$(446)	$(248)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

January 22, 2011	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,564	$(19,943)	$16,621
Publishing rights (15 to 25 years)	113,260	(27,401)	85,859
Non-compete agreements (3.5 to 10 years)	7,110	(6,355)	755
Tradenames and trademarks (10 to 30 years)	3,504	(993)	2,511
Order backlog and other (less than 1 to 13 years)	2,634	(1,750)	884
License agreement (10 years)	14,506	(3,051)	11,455

Total amortizable intangible assets	177,578	(59,493)	118,085

Non-amortizable intangible assets:
Tradenames and trademarks	40,120	—	40,120

Total non-amortizable intangible assets	40,120	—	40,120

Total intangible assets	$217,698	$(59,493)	$158,205

April 24, 2010	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,568	$(18,121)	$18,447
Publishing rights (15 to 25 years)	113,260	(23,211)	90,049
Non-compete agreements (3.5 to 10 years)	7,110	(5,877)	1,233
Tradenames and trademarks (10 to 30 years)	3,504	(850)	2,654
Order backlog and other (less than 1 to 13 years)	2,634	(1,576)	1,058
Perpetual license agreements (10 years)	14,506	(1,715)	12,791

Total amortizable intangible assets	177,582	(51,350)	126,232

Non-amortizable intangible assets:
Tradenames and trademarks	40,320	—	40,320

Total non-amortizable intangible assets	40,320	—	40,320

Total intangible assets	$217,902	$(51,350)	$166,552

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

January 23, 2010	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,141	$(17,413)	$18,728
Publishing rights (15 to 25 years)	106,510	(21,437)	85,073
Non-compete agreements (3.5 to 10 years)	7,110	(5,663)	1,447
Tradenames and trademarks (10 to 30 years)	3,024	(792)	2,232
Order backlog and other (less than 1 to 13 years)	9,654	(1,800)	7,854
License agreement (10 years)	12,700	(1,282)	11,418

Total amortizable intangible assets	175,139	(48,387)	126,752

Non-amortizable intangible assets:
Tradenames and trademarks	40,697	—	40,697

Total non-amortizable intangible assets	40,697	—	40,697

Total intangible assets	$215,836	$(48,387)	$167,449

Intangible amortization expense included in selling, general and administrative expense for the three months ended January 22, 2011 and January 23, 2010 was $2,671 and $2,690, respectively, and $8,142 and $7,833 for the nine months ended January 22, 2011 and January 23, 2010, respectively.

Intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2011 is estimated to be:

Fiscal 2011 (three months remaining)	$2,692
Fiscal 2012	10,515
Fiscal 2013	9,940
Fiscal 2014	9,646
Fiscal 2015	9,429
Fiscal 2016	9,238

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The following information presents changes to goodwill during the period beginning January 23, 2010 through January 22, 2011:

	Reporting Units			Reporting Units
(in $000's)	Education Resources	Califone	Educational Resources Segment	Science	Planning and Student Development	Reading	Health	Accelerated Learning Segment	Total
Balance at January 23, 2010	$249,695	$14,852	$264,547	$75,652	$178,978	$17,798	$—	$272,428	$536,975
Acquisitions	—	—	—	—	—	(324)	—	$(324)	(324)
Currency translation adjustment	—	—	—	—	3,597	—	—	$3,597	3,597

Balance at April 24, 2010	$249,695	$14,852	$264,547	$75,652	$182,575	$17,474	$—	$275,701	$540,248

Currency translation adjustment	—	—	—	—	(1,364)	—	—	$(1,364)	(1,364)
Impairment losses	(249,695)	—	(249,695)	(55,372)	(106,123)	—	—	$(161,495)	(411,190)

Balance at January 22, 2011	$—	$14,852	$14,852	$20,280	$75,088	$17,474	$—	$112,842	$127,694

In accordance with the accounting guidance on goodwill and other intangible assets, the Company performs its impairment test of goodwill at the reporting unit level and indefinite-lived intangible assets at the unit of account level during the first quarter of each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values. The following discussion relates to the goodwill and other intangible assets impairment test performed during the first quarter of fiscal 2011.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The Company believed the first quarter was the appropriate quarter for conducting its assessment since the Company’s business is highly seasonal, with approximately 75% of its revenue and over 100% of its net income occurring in the first two quarters of the fiscal year. The Company has historically had much better insight into the projected annual performance during the first quarter due to the timing of school budgets and ordering by schools and school districts. The fiscal 2011 impairment charge was due in part to the continued deterioration of school spending amid the continuation of state budget challenges and school spending cuts. During the first quarter of fiscal 2011, the Company experienced a significant decline in actual revenue of 23.4% and operating income of 44.6% prior to the impact of the impairment charge. Additionally, the Company has experienced a decline in its market capitalization beginning in fiscal 2009 and which continued into the first quarter of fiscal 2011. As of April 24, 2010, the Company’s market capitalization was $463,538, compared to the Company’s book value of $551,188 on that date. As of the end of the first quarter ended July 24, 2010, the Company’s market capitalization had decreased by an additional $109,461 to $354,077. During the second and third quarters of fiscal 2011, the Company reviewed both its current market capitalization and future cash flow projections and concluded no evidence of further impairment existed.

The Company also performed an impairment test of its intangible assets during the first quarter of fiscal 2011, and concluded that a $200 impairment charge related to a non-amortizable trademark in the Educational Resources segment was necessary. During the second and third quarters of fiscal 2011, the Company concluded no evidence of further impairments existed. The following table presents a summary of the carrying value of indefinite-lived intangible assets:

	Educational Resources	Accelerated Learning	Total
Tradenames	$—	$38,890	$38,890
Trademarks	1,430	—	1,430
Impairment loss	(200)	—	(200)

Balance at January 22, 2011:	$1,230	$38,890	$40,120

NOTE 8 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

Investment in unconsolidated affiliate is accounted for under the equity method, and consisted of the following as of January 22, 2011:

	Percent- Owned	Equity Method Investment
Carson- Dellosa Publishing, LLC	35%	$27,215

On November 13, 2009, the Company completed the divestiture of the School Specialty Accelerated Learning business unit to Carson-Dellosa Accelerated Learning, LLC, a newly-formed business entity. Under the divestiture agreement, the Company combined its Accelerated Learning unit net assets with those of Cookie Jar Education, Inc. and received a 35% minority equity interest in Carson-Dellosa Accelerated Learning. The fair value of the total contribution was $29,438, including cash of $2,226, which was materially consistent with the book value of the Company net assets contributed.

The 35% investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Earnings or losses are reflected in “Equity in (losses) earnings of unconsolidated affiliate” on the Condensed Consolidated Statement of Operations.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	January 22, 2011	April 24, 2010	January 23, 2010
Land	$158	$158	$158
Projects in progress	7,976	2,787	4,037
Buildings and leasehold improvements	29,851	29,752	29,722
Furniture, fixtures and other	99,399	108,968	102,497
Machinery and warehouse equipment	39,554	39,397	39,248

Total property, plant and equipment	176,938	181,062	175,662
Less: Accumulated depreciation	(112,555)	(114,455)	(110,330)

Net property, plant and equipment	$64,383	$66,607	$65,332

Depreciation expense for the three months ended January 22, 2011 and January 23, 2010 was $4,202 and $3,996, respectively, and $12,600 and $12,049 for the nine months ended January 22, 2011 and January 23, 2010, respectively.

NOTE 10 – DEBT

On April 23, 2010, the Company entered into a Credit Agreement which replaced the Company’s previous Amended and Restated Credit Agreement dated as of February 1, 2006. Subsequent to the end of the third quarter of fiscal 2011, the Company amended the Credit Agreement. The amended Credit Agreement matures on April 23, 2014 and provides borrowing capacity of $300,000. This capacity consists of a revolving loan of $175,000 and a delayed draw term loan of up to $125,000, which can be used to refinance a portion of the Company’s convertible notes. To the extent a lesser amount than $125,000 is used on the delay draw term loan, the Company can elect to increase the revolving portion of the facility by the difference. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 4.50%, or the lender’s base rate plus an applicable margin of up to 3.50%. The Company also pays a commitment fee on the revolving loan and delayed draw term loan of 0.50% on unborrowed funds. The Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at January 22, 2011. The Company closely evaluates its expected ability to remain in compliance with the consolidated total leverage and interest coverage ratios due to the ratios’ sensitivity to the Company’s financial results. The Company expects to remain in compliance with these financial covenants in the future. The effective interest rate under the credit facility for the third quarter of fiscal 2011 was 6.61%, which includes amortization of loan origination fees of $213 and commitment fees on unborrowed funds of $333. The revolving loan provides for a letter of credit sub-facility of up to $15,000, under which $2,695 was issued and outstanding as of January 22, 2011. As of January 22, 2011, the outstanding balance on the revolving loan of $47,500 was reflected as non-currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

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

On November 22, 2006, the Company sold $200,000 of convertible subordinated debentures due 2026. The debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. In connection with any such conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of debentures to be

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

converted or the Company’s total conversion obligation, and will deliver, at its option, cash or shares of its common stock in respect of the remainder, if any, of its conversion obligation. The initial conversion rate is .0194574 shares per $1 principal amount of debentures, which represents an initial conversion price of approximately $51.39 per share. The debentures are redeemable at the Company’s option on or after November 30, 2011. On November 30, 2011, 2016 and 2021 and upon the occurrence of certain circumstances, holders will have the right to require the Company to repurchase all or some of the debentures. The Company has reclassified the carrying value of these convertible subordinated debentures from “Long-term debt” to “Current maturities – long-term debt” as of January 22, 2011.

The estimated fair value of the Company’s $200,000 convertible subordinated notes at January 22, 2011 was approximately $197,000, and the carrying value was $192,499. The estimated fair value was determined using Level 2 inputs as described in FASB ASC Topic 820, “Fair Value Measurements and Disclosures”.

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

	Three Months Ended		Nine Months Ended
	January 22, 2011	January 23, 2010	January 22, 2011	January 23, 2010

Revenue:
Educational Resources	$69,785	$81,984	$432,897	$546,791
Accelerated Learning	19,907	21,007	201,325	233,573
Corporate and intercompany eliminations	167	135	501	(725)

Total	$89,859	$103,126	$634,723	$779,639

Operating income (loss) and income (loss) before provision for income taxes:
Educational Resources	$(7,343)	$(4,085)	$(221,369)	$60,089
Accelerated Learning	(10,278)	(10,284)	(120,318)	53,882
Corporate and intercompany eliminations	(8,599)	(8,222)	(27,494)	(25,363)

Operating income (loss)	(26,220)	(22,591)	(369,181)	88,608
Interest expense and other	6,365	7,505	21,241	22,794

Income (loss) before provision for income taxes	$(32,585)	$(30,096)	$(390,422)	$65,814

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	January 22, 2011	January 23, 2010
Identifiable assets (as of quarter end):
Educational Resources	$154,606	$420,220
Accelerated Learning	106,566	520,236
Corporate and intercompany eliminations	343,651	124,253

Total	604,823	1,064,709

	Three Months Ended		Nine Months Ended
	January 22, 2011	January 23, 2010	January 22, 2011	January 23, 2010

Depreciation and amortization of intangible assets and development costs:
Educational Resources	$1,601	$1,713	$5,071	$5,293
Accelerated Learning	3,413	3,164	11,326	11,657
Corporate	2,765	2,487	8,183	7,124

Total	7,779	7,364	24,580	24,074

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$248	$75	$880	$665
Accelerated Learning	2,845	7,269	8,247	18,875
Corporate	3,478	1,810	7,615	7,440

Total	6,571	9,154	16,742	26,980

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

In addition, the effects of this restatement have impacted the consolidated balance sheet as of April 24, 2010 and January 23, 2010 by increasing “Other Accrued Liabilities” by $6,154, related to the recording of the liability due to the state, increasing “Prepaid expenses and other current assets” by $2,154, related to the recording of the federal tax benefit to be realized, and decreasing “Retained earnings” by $4,000.

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

Our business is subject to seasonal fluctuations. Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Due to variations in the timing of shipments within this season primarily as a result of changes or delays in school start dates, the Company views a year-over-year comparison of the first nine months of the fiscal year to be a more meaningful analysis than year-over-year comparative results for quarterly periods on an individual basis. The Company’s third quarter is historically its lowest revenue and volume quarter. Thus, small changes, whether positive or negative, can have a more dramatic impact on margins.

During the first nine months of fiscal 2011, revenue decreased 18.6% as compared to the first nine months of fiscal 2010. The Educational Resources and Accelerated Learning segments experienced revenue declines in the first nine months of fiscal 2011 of 20.8% and 13.8% respectively. The revenue declines in both the Educational Resources and Accelerated Learning segments were attributable primarily to the current macroeconomic conditions and the impact those conditions have had on state budget funding levels. According to the National Bureau of Economic Research, state revenue collection underperformed forecasts during the latest recession. Since approximately 50% of school funding is provided by states, the Company believes the decreased state revenues are adversely affecting school funding and the related spending by schools. The Company believes that the 2010 funding cycle, which is currently ongoing, may be the bottom of the school spending decline. State revenues, a key component of school funding, are projected to begin to rise in fiscal 2011, according to the National Conference of State Legislatures. Also contributing to the revenue decline in the supplies category within Educational Resources were execution issues in the Company’s pricing and bid strategies. Despite the decline in funding levels, the Company believes it can grow revenues by increasing its market share. The Company believes it has corrected its pricing and bid strategies. In addition, the Company believes expanding the relationship with both large purchasing cooperatives and third party internet resources will enable it to grow revenue. We recently renewed our contract with the Association of Educational Purchasing Agencies (“AEPA”) cooperative, with which we have had a relationship with for a number of years. Through AEPA, we can offer virtually all of our products and we are able to retain our long-term customer relationships. As a result of the renewal with AEPA, we will terminate our contract with the US Communities cooperative effective April 1, 2011.

Approximately 58% of the revenue decline in Accelerated Learning segment was attributable to the fiscal 2010 divestiture of the School Specialty Publishing (“SSP”) business unit. The remaining decline is attributable to the school funding constraints which the Company believes are leading to school districts increasing the decision-making cycles for curriculum purchases.

Competitive pressures have resulted in more significant price discounting, especially in the furniture and supply categories. Gross margin decreased 140 basis points to 40.7% for the first nine months of fiscal 2011 as compared to 42.1% for the first nine months of fiscal 2010. The decreased gross margin was related primarily to competitive pricing pressures in our Educational Resources segment.

Selling, general and administrative expenses (“SG&A”) increased 340 basis points as a percent of revenue in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010. The increase in SG&A as a percentage of revenue is due to the fixed cost portion of SG&A being spread over a smaller revenue base. Total SG&A declined by $23.4 million in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010. The Company’s current full-time staffing is down approximately 175 individuals as compared to last year’s third quarter.

We recorded $411.4 million of pre-tax non-cash impairment charges primarily to reduce the carrying value of goodwill of the Education Resources reporting unit, which is part of the Educational Resources segment, and the

Science and Planning and Student Development reporting units, which are part of the Accelerated Learning segment. The Company experienced a significant decline in revenue and operating income in the first quarter, as education spending continued to suffer from the ongoing economic downturn. This, coupled with the decline in the Company’s market capitalization during the first quarter of fiscal 2011, led to the determination during that period that goodwill and an indefinite-lived tradename were impaired.

Operating loss was $369.2 million in the first nine months of fiscal 2011, a decrease of $457.8 million from the prior year’s comparable period. Net loss was $333.7 million in the first nine months of fiscal 2011, a decrease of $373.3 million from income of $39.6 million in the first nine months of fiscal 2010.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues for the three and nine months ended January 22, 2011 and January 23, 2010:

	Three Months Ended		Nine Months Ended
	January 22, 2011	January 23, 2010	January 22, 2011	January 23, 2010

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.3	58.9	59.3	57.9

Gross profit	36.7	41.1	40.7	42.1
Selling, general and administrative expenses	65.8	63.0	34.1	30.7
Impairment Charge	—	—	64.8	—

Operating income/(loss)	(29.1)	(21.9)	(58.2)	11.4
Interest expense, net	7.1	7.3	3.3	2.9

Income/(loss) before provision for income taxes	(36.2)	(29.2)	(61.5)	8.5
Provision for (benefit from) income taxes	(14.8)	(11.5)	(9.1)	3.3

Earnings/(loss) before investment in unconsolidated affiliate	(21.4)%	(17.7)%	(52.4)%	5.2%

Three months Ended January 22, 2011 Compared to Three months Ended January 23, 2010

Revenue

Revenue decreased 12.9% from $103.1 million for the three months ended January 23, 2010 to $89.9 million for the three months ended January 22, 2011.

Educational Resources segment revenue decreased 14.9% from $82.0 million for the three months ended January 23, 2010 to $69.8 million for the three months ended January 22, 2011. Both periods are comprised solely of sales to external parties. The decrease in Educational Resources segment revenue was comprised of a decline of approximately $7 million in the supplies category and a decline of approximately $4 million in the furniture category. The reduction in the supplies category revenue was a result of the continued reductions in ongoing school funding and the lingering effects of the Company’s execution issues with respect to pricing and bid strategy. The Company believes these execution issues have been resolved with its recently released marketing programs for the upcoming selling season. These programs include improvements in catalog circulation and clarified pricing to the customer. The Company believes these changes will help increase revenue in the upcoming season despite the continued state budget issues by gaining market share. The decline in the furniture category is attributable to decreased school construction. The Company believes the school constructions market will not significantly improve in the upcoming year.

Accelerated Learning segment revenue decreased by 5.2% from $21.0 million for the three months ended January 23, 2010 to $19.9 million for the three months ended January 22, 2011. Both periods are comprised solely of sales to external parties. The divestiture of the School Specialty Publishing business unit (“SSP”) in the third quarter of fiscal 2010 accounted for $1.2 million of the revenue decline.

Gross Profit

Gross profit decreased 22.3%, from $42.4 million for the three months ended January 23, 2010 to $32.9 million for the three months ended January 22, 2011. The decrease in consolidated revenue resulted in $5.5 million of the decline in gross profit had consolidated gross margin remained constant. Gross margin decreased 440 basis points from 41.1% for the three months ended January 23, 2010 to 36.7% for the three months ended January 22, 2011. The decrease in gross margin was related to continued price discounting in response to competitive pressures within the Educational Resources segment, partially offset by a shift in product mix between the Company’s segments, which accounted for approximately 40 basis points of gross margin increase in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. The Accelerated Learning segment, which generates a higher gross margin due to its curriculum-based products than the Educational Resources segment, accounted for 22% of the consolidated revenue in the third quarter of fiscal 2011 compared to 20% of the consolidated revenue in the third quarter of fiscal 2010.

Educational Resources segment gross profit decreased $7.8 million from $30.0 million for the three months ended January 23, 2010 to $22.2 million for the three months ended January 22, 2011. The decrease in segment revenue resulted in $4.5 million of the decline in gross profit had consolidated gross margin remained constant. Gross margin in the segment decreased 480 basis points from 36.6% for the three months ended January 23, 2010 to 31.8% for the three months ended January 22, 2011. Approximately 360 basis points of the decline in gross margin is related to higher price discounting in the furniture and high-volume commodity supply categories in response to competitive pressures. As a result of cuts in education funding, the Company believes educators have become more sensitive to price. As such, the Company determined that additional discounting was necessary to maintain competitive prices and expects this level of discounting will continue for the remainder of the fiscal year. The remaining decline is related to cost increases primarily associated with decreased volume rebates from vendors.

Accelerated Learning segment gross profit decreased $1.6 million from $11.9 million for the three months ended January 23, 2010 to $10.3 million for the three months ended January 22, 2011. The decrease in segment revenue resulted in approximately $0.6 million decline in gross profit had segment gross margin remained constant. The remaining decline was related to a decline of 500 basis points in segment gross margin from 56.6% for the three months ended January 23, 2010 to 51.6% for the three months ended January 22, 2011. The decrease in gross margin was related to unfavorable product mix. Changes in product mix can and did have a more pronounced effect on gross margins in the third quarter since the quarter is historically the Company’s lowest revenue and volume quarter.

Selling, General and Administrative Expenses

SG&A includes selling expenses, the most significant of which are wages and sales commissions; operations expenses, which includes customer service, warehouse and out-bound freight costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; and depreciation and intangible asset amortization expense.

As a percent of revenue, SG&A increased from 63.0% for the three months ended January 23, 2010 to 65.8% for the three months ended January 22, 2011. SG&A decreased $5.8 million from $65.0 million in the third quarter of fiscal 2010 to $59.2 million in the third quarter of fiscal 2011. Approximately $1.8 million of the SG&A savings in the third quarter of fiscal 2011 is related to compensation related decisions during the quarter. SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $6.2 million and Corporate SG&A increased $0.4 million in the third quarter as compared to last year’s third quarter. The increase in Corporate SG&A is a result of an increase in business technology spending to support the Company’s business systems and eCommerce platform, which was offset by approximately $0.5 million related to the above mentioned compensation related decisions.

Educational Resources segment SG&A decreased $4.6 million, or 13.4%, from $34.1 million for the three months ended January 23, 2010 to $29.5 million for the three months ended January 22, 2011. SG&A decreased by approximately $3.2 million in its variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues. The segment’s portion of the consolidated quarterly savings related to the above-mentioned compensation related decisions was approximately $0.7 million. Educational Resources segment SG&A increased as a percent of revenues from 41.6% for the three months ended January 23, 2010 to 42.3% for the three months ended January 22, 2011.

Accelerated Learning segment SG&A decreased $1.6 million, or 7.3%, from $22.2 million for the three months ended January 23, 2010 to $20.5 million for the three months ended January 22, 2011. The divestiture of the SSP business in the third quarter of fiscal 2010 led to a $0.6 million decrease in SG&A. The segment’s portion of the consolidated quarterly savings related to the above-mentioned compensation related decisions was approximately $0.6 million. In addition, the segment had a decrease of $1.5 million in its administrative costs as a result of the conversion of one of the operating units onto the Company’s enterprise resource planning (“ERP”) system. Partially offsetting this decrease was an increase of $0.8 million attributable primarily to an increase in its variable costs such as selling expense as a result of the expansion of its reading intervention and health sales force. Accelerated Learning segment SG&A decreased as a percent of revenues from 105.5% for the three months ended January 23, 2010 to 103.2% for the three months ended January 22, 2011.

Interest Expense

Net interest expense decreased $1.4 million from $7.5 million for the three months ended January 23, 2010 to $6.4 million for the three months ended January 22, 2011. Approximately $1.3 million of the decrease in interest expense was related to the non-cash interest expense associated with the Company’s convertible notes. The decrease for non-cash interest was partially offset by an increased borrowing rate. The Company’s overall effective borrowing rate increased from 4.76% in the third quarter of fiscal 2010 to 5.11% in the third quarter of fiscal 2011. This increase in the effective borrowing rate was related to the debt pricing on the Company’s credit facility, which became effective on April 23, 2010.

Provision for (Benefit From) Income Taxes

Benefit from income taxes increased $1.1 million from a benefit of $11.9 million in the third quarter of fiscal 2010 to a benefit of $13.3 million in the third quarter of fiscal 2011. This increase was primarily due to an increased pre-tax loss for the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. The effective income tax rate increased 130 basis points from 39.5% for the three months ended January 23, 2010 to 40.8% for the three months ended January 22, 2011. The increase in the effective tax rate is related to the tax benefit for the Company’s share of the loss of the investment in its unconsolidated affiliate.

The effective income tax rate of 40.8% exceeds the federal statutory rate of 35% primarily due to state income taxes.

Nine Months Ended January 22, 2011 Compared to Nine Months Ended January 23, 2010

Revenue decreased 18.6% from $779.6 million for the nine months ended January 23, 2010 to $634.7 million for the nine months ended January 22, 2011.

Educational Resources segment revenue decreased 20.8% from $546.8 million for the nine months ended January 23, 2010 to $432.9 million for the nine months ended January 22, 2011. Revenue amounts for both periods are comprised solely of sales to external parties. The decline in Educational Resources segment revenue was comprised of a decline of approximately $54 million in the supplies category and a decline of approximately $60 million in the furniture category. The decline in the supplies category revenue was related to reductions or delays in school spending as a result on-going school funding issues, as well as execution issues in the Company’s pricing and bid strategy. The decline in the furniture category revenue was a result of the continued weakness in the school construction activity. The Company does not anticipate any near-term improvement in this activity. Decreased prices in response to competitive pressures in the high-volume commodity supplies and furniture categories contributed approximately $20 million of revenue decline for the segment.

Accelerated Learning segment revenues decreased by 13.8% from $233.6 million for the nine months ended January 23, 2010 to $201.3 million for the nine months ended January 22, 2011. Revenue amounts for both periods are comprised solely of sales to external parties. The divestiture of the SSP business accounted for $17.5 million of the decline. The acquisition of AutoSkill International, Inc. (“AutoSkill”), acquired in last year’s second quarter, added $2.8 million of revenue in the first half of fiscal 2011. The remaining decline of $17.6 million is a result of spending reductions across all education categories due to education spending cuts by states, which the Company believes are affecting school districts’ spending decisions on purchasing new curriculum-based materials.

Gross Profit

Gross profit decreased 21.3% from $328.3 million for the nine months ended January 23, 2010 to $258.5 million for the nine months ended January 22, 2011. The decrease in consolidated revenue resulted in $61.0 million decline in gross profit had consolidated gross margin remained constant. The decrease in consolidated gross margin of 140 basis points decreased gross profit by $8.8 million. Gross margin decreased 140 basis points from 42.1% for the nine months ended January 23, 2010 to 40.7% for the nine months ended January 22, 2011. The decreased gross margin was related to higher price discounts within the Educational Resources segment due to competitive pricing within the market partially offset by increased margins within the Accelerated Learning segment. In addition, a shift in product mix between the Company’s segments accounted for approximately 40 basis points of gross margin improvement for the nine months ended January 22, 2011. The Accelerated Learning segment, which generates a higher gross margin than the Educational Resources segment, accounted for 31.7% of the consolidated revenue for the nine months ended January 22, 2011 compared to 30.0% for the nine months ended January 23, 2010.

Educational Resources segment gross profit decreased $52.5 million from $195.5 million for the nine months ended January 23, 2010 to $143.0 for the nine months ended January 22, 2011. The decrease in segment revenue resulted in a $40.8 million decline in gross profit had segment gross margin remained constant. The decrease in gross margin of 280 basis points from 35.8% for the nine months ended January 23, 2010 to 33.0% for the nine months ended January 22, 2011 decreased gross profit by $11.7 million. Approximately 300 basis points of the decline in gross margin is related to higher price discounting in the furniture and high-volume commodity supply categories. The decline was partially offset by an increase of approximately 50 basis points in gross margin related to product mix shift towards more profitable products within the Educational Resources segment. The remaining decline is related to cost increases primarily associated with decreased volume rebates from vendors.

Accelerated Learning segment gross profit decreased $17.4 million from $130.9 million for the nine months ended January 23, 2010 to $113.5 for the nine months ended January 22, 2011. The decrease in segment revenue resulted in an $18.1 million decline in gross profit had segment gross margin remained constant. The increase in gross margin of 30 basis points from 56.1% for the nine months ended January 23, 2010 to 56.4% for the nine months ended January 22, 2011 resulted in an increase in gross margin of $0.7 million. Favorable product mix within the segment, primarily the result of the acquisition of AutoSkill International, Inc. in the second quarter of fiscal 2010 contributed approximately 60 basis points of gross margin expansion. Expedited printing and freight costs for the agenda products reduced gross margin by approximately 30 basis points, particially offsetting this increase.

Selling, General and Administrative Expenses

As a percent of revenue, SG&A increased from 30.7% for the nine months ended January 23, 2010 to 98.9% for the nine months ended January 22, 2011. SG&A increased $388.0 million from $239.7 million for the nine months ended January 23, 2010 to $627.7 million for the nine months ended January 22, 2011. The primary increase in SG&A is attributable to the non-cash impairment charge of $411.4 million the Company recorded in the first quarter of fiscal 2011. Due to the significance of the impairment charge in the current year, the Company believes it is more meaningful to compare SG&A excluding the impairment charge to last year’s SG&A in the comparable period. Excluding the impact of the impairment charge taken by the Company in the first quarter of fiscal 2011, SG&A decreased $23.4 million from $239.7 million in the first nine months of fiscal 2010 to $216.3 million in the first nine months of fiscal 2011. Approximately $2.1 million of the SG&A savings for the nine months ended January 22, 2011 is related to compensation related decisions made by management. On the same basis, SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $25.7 million and Corporate SG&A increased $2.3 million in the first nine months of fiscal 2011 as compared to last year’s first nine months. The increase in Corporate SG&A was related primarily to increases in business technology spending to support the Company’s business systems and eCommerce platform and incremental depreciation related to the Company’s ERP system, which was offset by approximately $0.6 million related to the above mentioned compensation related decisions. Excluding the impact of the impairment charge taken by the Company in the first quarter of fiscal 2011, SG&A as a percent of revenue increased from 30.7% for the nine months ended January 23, 2010 to 34.1% for the nine months ended January 22, 2011, as cost cutting actions did not keep pace with the decline in revenues.

Educational Resources segment SG&A decreased $20.9 million, or 15.4%, from $135.4 million for the nine months ended January 23, 2010 to $114.5 million for the nine months ended January 22, 2011. The segment experienced a decrease of approximately $11 million in its variable SG&A costs such as transportation, warehousing, and selling expenses associated with decreased revenues. In addition, the segment had a decline of approximately $4 million in its marketing costs primarily associated with a reduction in catalog amortization through reduced circulation of supplemental catalogs. The segment’s portion of the consolidated quarterly savings related to the above-mentioned compensation related decisions was approximately $0.8 million. Educational Resources segment SG&A increased as a percent of revenues from 24.8% for the nine months ended January 23, 2010 to 26.5% for the nine months ended January 22, 2011.

Accelerated Learning segment SG&A decreased $4.8 million, or 6.2%, from $77.1 million for the nine months ended January 23, 2010 to $72.3 million for the nine months ended January 22, 2011. The divestiture of the SSP business led to a $7.4 million decrease in SG&A. Reduced volume led to approximately $2.2 million of a decrease in the segments variable costs such as transportation, warehousing, and selling expenses. In addition, the segment had a decrease of $1.7 million in its administrative as a result of the conversion of one of the operating units onto the Company’s ERP system. The segment’s portion of the consolidated quarterly savings related to the above-mentioned compensation related decisions was approximately $0.8 million. Partially offsetting these decreased expenses was an increase of $2.5 million in selling expenses as a result of the expansion of the reading intervention and health sales forces. Accelerated Learning segment SG&A increased as a percent of revenues from 33.0% for the nine months ended January 23, 2010 to 35.9% for the nine months ended January 22, 2011.

Impairment

The Company recorded $411.4 million of impairment charges in the first nine months of fiscal 2011 pursuant to its goodwill and intangible asset assessment. The goodwill impairment charge was $411.2 million, which consisted of $247.9 million, $55.4 million, and $106.1 million for the Educational Resources, Science, and Planning and Student Development reporting units, respectively. An impairment of $0.2 million was related to an indefinite-lived tradename intangible.

Interest Expense

Net interest expense decreased $1.5 million from $22.8 million for the nine months ended January 23, 2010 to $21.2 million for the nine months ended January 22, 2011. Approximately $1.1 million of the decrease in interest expense was related to the decreased non-cash interest expense associated with the Company’s redemption of $133.0 million convertible notes offset by an increase in the Company’s overall effective borrowing rate from 4.2% for the nine months ended January 23, 2010 to 5.0% for the nine months ended January 22, 2011. This increase in the effective borrowing rate was primarily related to the increased commitment fees in the Company’s existing credit facility as compared to its previous facility and an increased rate on the Company’s average borrowings. The commitment fees on the unused portion of the credit facility during the period was approximately 40 basis points.

Provision for (Benefit from) Income Taxes

The benefit for income taxes was $57.8 million for the first nine months of fiscal 2011. The current year income tax benefit includes $66.5 million of income tax benefit related to the $411.4 million goodwill and non-amortizable asset impairment. Approximately $237.8 million of the goodwill impairment was related to non-deductible goodwill associated with past stock acquisitions for which a tax benefit was not recorded. The remaining impairment of $173.4 million generated the $66.5 million of tax benefit. The effective tax rate in the first nine months of fiscal 2011 was 14.8%. Due to the significance that the impairment charge has on the effective tax rate, the Company believes the tax provision (benefit) and the effective tax rate excluding the impairment charge are more meaningful comparisons to last year’s comparable period. Excluding impairment, the tax provision for the first nine months of fiscal 2011 was $8.6 million as compared to $26.0 million in the first nine months of fiscal 2010. The decline is related to the decrease in earnings before tax. Excluding impairment, the effective tax rate was 41.1% in the first nine months of fiscal 2011 as compared to 39.5% in the first nine months of fiscal 2010. The increase in the effective tax rate is related primarily to the tax benefit recorded for the Company’s share of the loss from its unconsolidated affiliate and the impact of the permanent items on a lower tax base.

The effective income tax rate of 41.3% exceeds the federal statutory rate of 35% primarily due to state income taxes.

Liquidity and Capital Resources

At January 22, 2011, the Company had negative working capital of $115.0 million. The negative working capital is a result of the reclassification to a current liability of the Company’s $200 million convertible subordinated debentures. The Company’s capitalization at January 22, 2011 was $472.1 million and consisted of total debt of $253.8 million and shareholders’ equity of $218.3 million.

On February 16, 2011, the Company obtained an amendment to its credit agreement designed to provide relief on financial covenant ratios to allow the Company to continue to invest in its initiatives and to provide flexibility related to the refinancing of its convertible subordinated notes. The amendment, among other things, reduces the overall credit facility capacity from $350.0 million to $300.0 million, with the ability to convert up to $125.0 million of the revolving commitment to a delayed draw term loan to be used to refinance the Company’s convertible notes. Covenant modifications include increases in both the total and senior leverage ratios, while the facility’s interest rate will generally increase 750 basis points on borrowings, depending on Company leverage.

The Company’s credit facility matures on April 23, 2014 and, as amended provides for $300.0 million of availability, which consists of $175.0 million of a revolving loan and a delayed draw term loan of up to $125.0 million. The delayed draw term loan can be used to refinance a portion of the Company’s convertible debt. In certain circumstances, unused amounts on the delayed draw term loan can be converted to availability on the revolver. The amount outstanding as of January 22, 2011 under the revolving and incremental term loans was $47.5 million and zero, respectively. The credit facility is secured by substantially all of the Company’s assets and contains certain financial and other covenants. During the first nine months of fiscal 2011, the Company borrowed under our credit facility primarily to meet seasonal working capital requirements. The Company’s borrowings are usually significantly higher during the first two quarters of the fiscal year to meet the working capital requirements of our peak selling season. As of January 22, 2011, the Company’s effective interest rate on borrowings under our credit facility was 4.1%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During the nine months ended January 23, 2011, the Company paid commitment fees on unborrowed funds under the credit facility of $1.0 million and amortized loan origination fee costs of $0.6 million related to the credit facility. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures and places certain limitations on our ability to repurchase our common stock. The Company was in compliance with these covenants and restrictions at January 22, 2011.

Holders of the Company’s $133.0 million, 3.75% convertible subordinated notes due 2023 presented $132.9 million in aggregate principle amount of the notes to the Company for redemption during the second quarter of fiscal 2011. The remaining outstanding amount of this issuance, $0.1 million, was called by the Company during the second quarter of fiscal 2011. The Company satisfied the $133.0 million repayment in cash by borrowing on its credit facility.

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

Net cash provided by operating activities decreased $16.7 million to $83.6 million in the first nine months of fiscal 2011 as compared to $100.3 million provided in the first nine months of fiscal 2010. The decline in net income, adjusted for non-cash items is contributing approximately $47 million to the decline in operating cash flow. Partially offsetting this decrease in cash provided by operating activities was year-over-year working capital improvements, particularly for accounts payable. The Company has continued to focus on vendor payment terms allowing an improvement in average days to pay.

Net cash used in investing activities for the first nine months of fiscal 2011 was $16.9 million as compared to $26.2 million for the first nine months of fiscal 2010. The decrease in cash used in investing activities was primarily attributable to two transactions from the first six months of fiscal 2010. The Company used cash for the $11.7 million purchase price for the fiscal 2010 acquisition of AutoSkill. In addition, the Company received $2.0 million during the first six months of fiscal 2010 attributable to the sale of the Company’s Lyons, New York facility.

Net cash used in financing activities increased $33.6 million from $52.5 million in the first nine months of fiscal 2010 to $86.1 million in the first nine months of fiscal 2010. The increase in net cash used by financing activities was primarily related to the Company’s redemption of its $133.0 million convertible debt in the second quarter of fiscal 2011, which was partially offset by the combination of incremental cash generated by operating activities and the reduction in cash used in investing activities.

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

Inflation

Inflation, particularly in fuel and other oil-related costs, has had and is expected to continue to have an effect on our results of operations and our internal and external sources of liquidity.

Critical Accounting Policies

Goodwill and Intangible Assets, and Long-Lived Assets.

As discussed in Note 7 to the unaudited consolidated financial statements in Item 1 of this report, the Company recorded impairment charges of $411.2 million and $0.2 million related to goodwill and an indefinite-lived tradename intangible, respectively, in the first quarter of fiscal 2011. The impairment was determined as part of the fair value assessment of these assets.

Indicators of impairment that were identified during the assessment were a significant decline in our stock price and market capitalization and a decline in our expected future cash flows. The Company’s market capitalization declined approximately 24% during the first quarter of fiscal 2011. In addition, the decline in expected future cash flows was related to the continued deteriorating economic conditions that we believe have resulted in decreased funding of education which, in turn, has caused schools to reduce spending levels. These reductions led to a 23.4% revenue decline in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. During the second and third quarters of fiscal 2011, the Company reviewed both its current market capitalization and future cash flow projections and concluded no evidence of further impairment existed.

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

Forward-Looking Statements

Statements in this Quarterly Report which are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, capital expenditures and adequacy of capital resources; and (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues” or similar expressions.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no material changes in litigation matters subject to the Company in the first nine months of fiscal 2011.

ITEM 1A. Risk Factors

The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in the our Annual Report on Form 10-K for the fiscal year ended April 24, 2010.

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

February 22, 2011	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
Chief Executive Officer
(Principal Executive Officer)

February 22, 2011	/s/ David N. Vander Ploeg
Date	David N. Vander Ploeg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1a	Amended and Restated By-Laws of School Specialty, Inc., incorporated herein by reference to Exhibit 3.1(a) to the School Specialty, Inc. Current Report on Form 8-K filed on November 22, 2010.

3.1b	Amended and Restated By-Laws of School Specialty, Inc., incorporated herein by reference to Exhibit 3.1(b) to the School Specialty, Inc. Current Report on Form 8-K filed on November 22, 2010.

4.1	First Amendment to the Credit Agreement dated April 23, 2010 incorporated herein by reference to Exhibit 4.1 to the School Specialty, Inc. Current Report on Form 8-K filed February 18, 2010.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification, by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, by Chief Financial Officer.

32.1	Section 1350 Certification, by Chief Executive Officer.

32.2	Section 1350 Certification, by Chief Financial Officer.