Form 10-K
period 2011-04-30
SCHOOL SPECIALTY INC
filed 2011-07-01
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended April 30, 2011

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of October 23, 2010, was approximately $245,994,592. As of June 10, 2011, there were 18,980,335 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on August 23, 2011 are incorporated by reference into Part III.

PART I

Item 1.	Business

Unless the context requires otherwise, all references to “School Specialty,” the “Company,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. Our fiscal year ends on the last Saturday in April of each year. In this Annual Report on Form 10-K (“Annual Report”), we refer to fiscal years by reference to the calendar year in which they end (e.g., the fiscal year ended April 30, 2011, is referred to as “fiscal 2011”).

Company Overview

School Specialty is a leading education company serving the pre-kindergarten through twelfth grade (“preK-12”) market with innovative and value-added instructional solutions that address the full spectrum of educational needs, from basic school supplies to standards-based curriculum solutions. The Company offers its products through two operating groups: Accelerated Learning and Educational Resources. Accelerated Learning provides core and supplemental curriculum programs that help educators deepen students’ subject matter understanding and accelerate the speed of learning. This group intends to expand its portfolio of instructional programs, combining print-based and digital instructional and assessment tools to deliver value to educators and build competitive advantages in the marketplace. The Educational Resources group offers educators the broadest range and deepest assortment of basic school supplies, supplemental learning products, classroom equipment and furniture available from a single supplier. That positioning creates competitive advantages in the ability to aggregate products and deliver materials in cross curricular and educational category kits. The group further differentiates itself through proprietary product development activities that result in innovative approaches to early childhood and student learning. In addition, the Company has begun offering a value-add consulting service to schools and school districts in order to provide time and money-saving options to school administrators.

Across both groups, we reach our customers through the industry’s largest sales force of approximately 540 professionals, 16.7 million catalogs, and our proprietary e-commerce websites. In fiscal 2011, we believe we sold products to approximately 70% of the estimated 130,000 schools in the United States and we believe we reached a majority of the 3.8 million teachers in those schools. For fiscal 2011 we generated revenues of $762.1 million.

The following is a more complete description of our two operating groups, or segments. Financial information about our segments, as well as geographic information, is included in Note 14 under Item 8, Financial Statements and Supplementary Data.

Accelerated Learning Segment Our Accelerated Learning segment is a preK-12 curriculum-based publisher of proprietary and nonproprietary products and services supporting the following areas:

•	Science

•	Math

•	Reading and Math Intervention

•	Planning and Student Development

•	Coordinated School Health

Products in our Accelerated Learning segment are typically sold to teachers, curriculum specialists and other educators with direct responsibility for advancing student outcomes.

Accelerated Learning develops standards-based curriculum products, supplemental curriculum materials, instructional programs and student assessment tools. Its offerings are both comprehensive and targeted to address specific learning needs, drive improved student performance, engage learners and accelerate the learning process.

A team of more than 50 product development associates create and work with an impressive stable of outside developers, authors, co-publishing strategic partners and consultants to develop educational products and solutions that satisfy curriculum standards and improve classroom teaching effectiveness.

Our product portfolio is guided by K-12 curriculum standards, which can vary by state, but there is a consistency that allows for the creation of nationally marketed programs with the occasional customized development of state-specific curriculum solutions. We believe our Accelerated Learning operating segment provides a very broad collection of educational programs that effectively combines supplemental curriculum solutions, academic planning and organization, inquiry based (hands-on) learning, comprehensive learning kits, extensive performance assessments, and consultant-led or web-delivered teacher training.

Our Accelerated Learning segment product lines include Wordly Wise 3000®, PremierTM Agendas, Delta EducationTM, FOSS®, CPO ScienceTM, Frey Scientific®, Educator’s Publishing Service, Academy of Reading®, ThinkMath!TM, MCI®, S.P.I.R.E. ® and SPARKTM. Our Accelerated Learning products and services accounted for approximately 30% of School Specialty revenues in fiscal 2011.

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

Educational Resources products include both national brands and proprietary branded product. The segment’s well-known proprietary brands include Education Essentials®, Sportime®, Childcraft®, Sax® Arts & Crafts, Califone®, abc®, Abilitations®, School Smart®, Classroom SelectTM and Projects by Design®. Educational Resources products and services accounted for approximately 70% of School Specialty revenues for fiscal 2011.

As acquisitions have allowed us to solidify our leading position within the industry, expand our educational content and curriculum development capabilities, enhance our product and technology offerings and broaden our market reach. In addition, our disciplined integration execution has consistently enabled us to reduce redundant costs, increase buying power and consolidate call centers and distribution facilities, resulting in improved profitability for the businesses we have acquired. We remain focused on organic growth and will continue to pursue selective acquisition opportunities that we believe will enhance our position as the leading provider of supplemental educational products and services in the United States and Canada. Our business is highly seasonal, with peak sales levels occurring from June through October coinciding with the onset of traditional new school years.

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

Industry Overview

The United States preK-12 education market is a large industry that has historically exhibited attractive and stable growth characteristics, despite fluctuations in the U.S. economy. For example, during the recessions of 1981-1983, 1991-1992 and 2001-2002, preK-12 education funding in the United States grew at compound annual growth rates (“CAGRs”) of 5.3%, 5.0% and 4.7%, respectively. However, the significant downturn in the general economy over 2008 through 2011 has had a major impact on all sectors of the economy, including education. State budget issues have negatively impacted school funding and, in turn, school spending more severely than in prior recessions. However, in the long term, we expect total educational expenditures (excluding capital outlays and interest on debt) to continue to rise when state funding returns to more normalized levels. While the current macroeconomic events have created an unprecedented reduction in school budgets, spending per student and student enrollment are the two primary drivers of future education expenditures, and each is predicted to rise over the next eight years. According to the National Center for Education Statistics, public and private preK-12 enrollment is projected to rise from 55.3 million in 2009-10 school year to 58.6 million by the 2019-20 school year. Total public school enrollment is projected to set new records each year from 2011 to 2019.

Our focus within the United States preK-12 education market is on supplemental educational products and equipment. Our customers are teachers, curriculum specialists, individual schools and school districts who purchase products and instructional solutions for school and classroom use. We believe that the supplemental educational products and equipment market has generally grown in line with education funding and represented a market in excess of $8.8 billion in 2009-10 school year.

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

Recent Acquisitions

We have acquired three businesses since fiscal May 2006. Purchase prices, net of cash acquired, ranged from $0.4 million to $11 million.

Fiscal 2011

Telex. On April 4, 2011, we completed the acquisition of a portion of the operating assets of Telex, a division of Bosch Security Systems, Inc. for an aggregate purchase price of $0.4 million. The assets acquired relate to Telex’s distribution of headphones, earphones, headsets, and their replaceable cords used in the education marketplace. The earphone and headphone models subject to the acquisition are the Discovery, Odyssey, Explorer and 610 models. This business has been integrated into the Company’s Califone business unit within the Educational Resources segment.

Fiscal 2010

AutoSkill International, Inc. On August 19, 2009, we completed the acquisition of AutoSkill International, Inc. (“AutoSkill”) for an aggregate purchase price of $12 million. AutoSkill is a leading education technology company that provides educators with reading and math intervention solutions for struggling students. This business has been integrated into the Company’s Educator’s Publishing Service business within the Accelerated Learning segment.

Fiscal 2008

Sitton Spelling. On November 30, 2007, we completed the acquisition of Sitton Spelling (“Sitton”) from Egger Publishing, Inc. for an all cash, aggregate purchase price of approximately $6 million. Sitton offers spelling and word skills programs to help educators in the area of reading intervention. Sitton also has professional development programs for educators through nationwide seminars conducted by independent trainers. This business has been integrated into the Company’s Educator’s Publishing Service business within the Accelerated Learning segment.

Competitive Strengths

We attribute our strong competitive position to the following key factors:

Clear Market Leader in Fragmented Industry. We are one of the largest providers of supplemental educational products and equipment to the preK-12 education markets in the United States and Canada. Within our industry, there are over 3,000 retail and wholesale competitors, a majority of which are family or employee-owned, regional companies that generate annual revenues under $10 million. We believe that our significantly greater scale and scope of operations relative to our education competitors provide several competitive advantages, including a broader product offering, significant purchasing power, a national distribution network and the ability to manage the seasonality and peak shipping requirements of the school purchasing cycle.

Relatively Stable Industry with Attractive Trends and Dynamics. Government funding for education has historically been a consistently popular political issue enjoying broad-based voter support. Public school expenditure data from the 1994-95 school year to the 2009-10 school year reveal year-over-year spending increases in each of those years, and a 15-year compounded annual increase of 4.9%. While current economic conditions are negatively affecting state budgets and education funding, supplemental educational products remain a small percentage of a school’s annual budget and a large majority of these products are consumable.

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

Unparalleled Customer Reach and Relationships. We have developed a highly integrated, three-tiered sales and marketing approach which we believe provides us with an unparalleled ability to reach teachers and curriculum specialists as well as school district and individual school administrators. We reach our customers through the industry’s largest sales force of approximately 540 professionals, catalog mailings and our proprietary e-commerce websites. In fiscal 2011, we believe we sold products to approximately 70% of the estimated 130,000 schools in the United States and reached a majority of the 3.8 million teachers in those schools. We utilize our extensive customer databases to selectively target the appropriate customers for our catalog offerings. Additionally, we have invested heavily in the development of our e-commerce websites, which provide broad product offerings and which we believe generate higher internet sales than any of our education competitors. Our internet revenues, which were approximately 17.3% of our sales in fiscal 2011 compared to 16.9% of our sales in fiscal 2007, have increased as more school districts and teachers go online to order supplies.

Ability to Effectively Integrate and Improve Operating Margins of Acquired Businesses. We have completed three acquisitions since fiscal 2007. We typically establish a 6- to 12-month target for our integration process for which we form a focused transition team. The transition team is assigned the responsibility of integrating the acquired entity’s business systems, consolidating distribution centers, eliminating redundant expenses and any non-strategic product lines, as well as realizing sales and margin enhancements through cross merchandising and increased purchasing power. We have been able to rapidly improve the operating margins of the businesses we acquire by applying our extensive integration experience. We have also been able to improve revenue growth for certain acquired businesses through customer relationships, cross-merchandising and leveraging of our scale.

Highly Diversified Business Mix. Our broad product portfolio and extensive geographic reach minimize our concentration and exposure to any one school district, state, product or supplier. In fiscal 2011, our top 10 school district customers collectively accounted for less than 10% of revenues and our customers within any one state collectively accounted for less than 11% of revenues. For the same period, our top 100 products accounted for less than 11% of revenues. Products from our top 10 suppliers generated less than 23% of revenues in fiscal 2011. We believe this diversification somewhat limits our exposure to state and local funding cycles and to product demand trends.

Strong Historical Financial Performance, Attractive Cash Flow Attributes and Multiple Growth Opportunities. Prior to the recent economic slowdown and school funding shortfalls, we have historically demonstrated strong financial performance. Over 70% of our revenues are generated from the sale of consumable products, which typically need to be replaced each school year. The financial performance of our business remained relatively stable even during the state budget crises from 2001 to 2003 and 2009 to 2010. The Company was able to maintain financial stability, despite the revenue decline, due to its focus on cost reductions and aggressive management of working capital, which the Company believes will better position it to capitalize on future revenue growth when the economy and school funding return to more normal levels. We are continually focused on growing revenues within our Accelerated Learning and Educational Resources segments, increasing our mix of proprietary products and improving our operations. Due to our low maintenance capital expenditure requirements, we convert a significant percentage of our operating income to cash flow available for debt service, acquisitions and/or share repurchases. We also enjoy highly predictable working capital cycles. In addition, we believe we have multiple revenue growth and margin improvement opportunities, including enhancing our sales efforts in under-penetrated states, expanding our private-label business, further developing our educational curriculum and technology offerings, increasing sourcing from overseas, optimizing direct marketing operations, increasing supply chain efficiency and pursuing strategic acquisitions. We also believe our movement toward organizing around product and customer categories, has better synchronized our go-to-market strategies, product development efforts and supplier relationships. We believe this transformation has created new revenue streams, cost efficiencies and profitability. We expect these new revenue streams to somewhat soften the impact of the near-term school spending decline.

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

Growth Strategy

We use the following strategies to enhance our position as a leading provider of supplemental educational products and equipment:

Internal Growth. We are cautiously optimistic that schools are at or near the bottom of funding levels. As schools begin the slow return to more normalized spending we plan to increase our share of this spending and organically grow our revenues in the long-term by:

•	Expanding our faster growing, higher margin Accelerated Learning products business;

•	Unifying our marketing efforts within a more centralized marketing structure;

•	Developing new curriculum, supplemental learning and technology solutions in response to industry trends and educator needs;

•	Increasing our focus and selling resources in under-penetrated states and districts, especially large districts;

•	Utilizing database marketing techniques and strategies to increase customer acquisition and retention; and

•	Seeking new channels for growth, such as expanding our relationships with both large purchasing cooperatives and third party internet resources.

Margin Improvement. As we grow our revenues, we plan to increase margins by:

•

Continuing to increase our mix of Accelerated Learning products, which, because of the large proportion of proprietary products, typically generate higher gross margins than our Educational Resources products;

•	Continuing to expand our private label business through the introduction of new products, including a new private label furniture line;

•	Increasing the efficiency and speed of delivery for products sourced from low-cost, overseas manufacturers;

•	Advancing the sophistication and effectiveness of our direct marketing operations;

•	Improving efficiencies of our supply chain activities, and driving overall efficiencies through our company-wide, lean-based process improvement program;

•	Evaluating the benefits consolidation of distribution centers and the elimination of redundant expenses of acquired businesses; and

•	Utilizing our purchasing scale to negotiate favorable supplier terms and conditions.

Acquisitions. Our selective acquisition strategy and disciplined integration approach have allowed us to solidify our leading position within the supplemental educational products and equipment industry, and enhance our strong national marketing and distribution platform. This platform allows us to more readily integrate acquired brands, strengthen our Accelerated Learning brand portfolio, and enter supplemental learning categories in which we do not currently compete, such as music and social studies. We believe that our size and national presence give us an advantage as a potential acquirer in a consolidating industry.

The majority of our acquisitions have historically occurred in the second half of our fiscal year, which follows our peak shipping season. This allows us to devote our resources to the effective integration of acquired businesses prior to the upcoming selling season. We plan to continue to focus on acquisition candidates that expand our presence in Accelerated Learning products.

Product Lines

We market two broad categories of supplemental educational products and equipment: Accelerated Learning products and Educational Resources products. Our Accelerated Learning products enrich our Educational Resources product offering and create opportunities to cross merchandise our Accelerated Learning products, many of which are proprietary, to our Educational Resources customers.

Our Accelerated Learning offerings are focused in the following areas:

Planning and Student Development We believe we are the largest provider of planning and student development content in the United States and Canada, which is delivered through student agendas. Our offerings are focused on developing better personal, social and organizational skills, as well as serving as an effective tool for students and parents to track and monitor their daily activities, assignments and achievements. Many of our agendas are customized at the school level to include each school’s academic, athletic and extra-curricular activities. Our agendas are primarily marketed under the PremierTM brand name. We are also a leading publisher of school forms, including record books, grade books, teacher planners and other printed forms under the brand name Hammond & StephensTM.

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

Literacy & Intervention Our reading and math intervention programs, which are standards- and curriculum-based products, are focused on providing educators and parents effective tools to encourage and enhance literacy and mathematics skills, serving the K-12 grade levels. Educators Publishing Service (EPS) provides tailored reading and language arts instruction for students with special needs and proprietary instructional materials for educators. Our Academy of Reading® and Academy of Math® products offer comprehensive reading, math and response to intervention solutions to help K-12 schools close the achievement gap for students who fall below proficiency benchmarks. Our print and technology resources combine to meet the instructional needs of students possessing learning disabilities or are at risk for reading and math failure.

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

Our Educational Resources offerings are focused in the following areas:

Administrator Category We believe we are the largest marketer of school and classroom supplies into the school market. Through our School Specialty Educational Resources catalogs, which offer both national brands and many of our proprietary School Smart® products, we provide an extensive offering of basic supplies that are consumed in the school and classrooms. This offering includes office products, classroom supplies, janitorial and sanitation supplies, school equipment, technology and paper. These products are commodity based and require efficient supply chain, distribution and logistics expertise to be competitive. As a result of our large distribution network and supply chain expertise position, our customers view us as a preferred supplier in the Administrator category. Our School Smart private label brand was launched in 2005. These products are primarily sourced direct from low-cost, overseas manufacturers, which we believe will allow us to enhance our product offering and improve profitability. Our School Smart brand is also represented in many of our Accelerated Learning offerings.

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

Furniture Category We believe we are the largest source for school furniture in the United States, offering a full range of school-specific furniture and equipment. Our offering allows us to equip an entire facility, refurbish a specific location within a school, such as a cafeteria, gymnasium or media center, or to replace individual items such as student desks and chairs. We have launched a new product line of proprietary furniture under our Classroom SelectTM brand. This offering is a highly functional and outstanding quality classroom furniture line. We also have been granted exclusive franchises for certain furniture lines in specific territories. In addition, we offer our proprietary service, Projects by Design®, which provides turn-key needs assessment, budget analysis and project management for new construction projects.

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

For further information regarding our Accelerated Learning and Educational Resources segments, see our “Segment Information” in the Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data.

Intellectual Property

We maintain a number of patents, trademarks, trade names, service marks and other intangible property rights that we believe have significant value and are important to our business. Our trademarks, trade names and service marks include the following: School Specialty®, Education Essentials®, School Smart®, Projects by Design®, Academy of Reading®, Academy of Math®, abc School Supply®, Integrations®, Abilitations®, Brodhead Garrett®, Califone®, Childcraft®, ClassroomDirect®, Frey Scientific®, ThinkMath!TM, Hammond & StephensTM, Premier AgendasTM, Sax Arts & Crafts®, Sax Family & Consumer Sciences, SPARK TM, Sportime®, Delta Education®, Neo/SCI®, CPO Science®, EPS® and AutoSkill®. We also sell products under brands we license, such as FOSS® and FranklinCovey® Seven Habits.

Sales and Marketing

Supplemental educational product procurement decisions are generally made at the classroom level by teachers and curriculum specialists and at the district and school levels by administrators.

Our Accelerated Learning segment sales and marketing approach utilizes a field sales force of more than 210 professionals, supported by about 50 inside sales associates. The sales coverage is nationwide, with the largest student populated states served by a larger contingent of sales professionals. The field and inside sales associates are supported by 21 targeted catalogs and our brand-specific websites to deliver premium educational products to teachers and curriculum specialists.

Generally, for each Accelerated Learning product line, a major catalog containing its full product offering is distributed near the end of the calendar year and during the course of the year we mail additional supplemental catalogs. Schools, teachers and curriculum specialists can also access websites for product information and purchasing. Further, we believe that by cross-marketing our Accelerated Learning brands to Educational Resources customers, we can achieve substantial incremental sales.

Our Educational Resources segment sales and marketing approach utilizes a sales force of about 330 professionals, approximately 55 distinct catalogs titles, and School Specialty Online®, an e-commerce solution that enables us to tailor our product offerings and pricing to individual school districts and school administrators. In addition, by reorganizing using category management principles Educational Resources has targeted three primary product categories with specific customer characteristics: Administrator, Educator, and Furniture.

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

Internet Operations. Our internet channel activities through School Specialty Online are focused on enhancing customer loyalty, driving down cost by receiving more orders electronically and creating a full customer self-service portal. Our brands are available through School Specialty Online which allows our customers a single access point for purchasing. Our systems provide functionality to meet the specific needs of school districts and school customers who generally purchase Educational Resources products as well as the needs of individual teachers and curriculum specialists who tend to buy Accelerated Learning products. School Specialty Online allows our customers to manage funding through the use of purchase order spending limitation, approval workflows, order management and reporting. In addition, we offer schools and districts the ability to fully integrate their procurement systems with School Specialty Online, which gives us another important link to our customers and a significant competitive advantage. It also includes other features that are more helpful to teachers, curriculum specialists and others with more sophisticated online ordering needs, including product search, custom catalogs and email notification, allowing users to have access to the full line of School Specialty products. We have maintained an electronic ordering system for the past 20 years and offer e-commerce solutions directed exclusively at the education market. Each of our Accelerated Learning product lines has a dedicated website for its own products. We also continue to explore expanding our offerings provided through third party internet sources. As such, we have added a new channel agreement with Amazon.com. Under the agreement, we have created our own branded storefront within the office and school segment of Amazon.com shopping portal. We believe that this new channel will allow us to reach educators and segments of the education space that we did not reach previously.

Pricing. Pricing for our Accelerated Learning and Educational Resources product offerings varies by product and market channel. We generally offer a negotiated discount from catalog prices for products from our Educational Resources catalogs, and respond to quote and bid requests. The pricing structure of proprietary Accelerated Learning products offered through direct marketing is generally less subject to negotiation.

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

Proprietary Products. We develop many proprietary products and generally outsource the manufacturing of these items. We purchase non-proprietary Accelerated Learning products in a similar manner to that of our purchasing process for Educational Resources products. In fiscal 2010, we signed an agreement for the exclusive manufacture of our proprietary Classroom SelectTM furniture lines in China.

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

Private Label Product. We launched the School Smart brand in 2005. Since that time we have focused our strategy on providing a private brand alternative for educators, using a combination of off-shoring and out-sourcing of products. In fiscal 2011 our revenue for School Smart branded products was approximately $66.9 million. We continue to seek opportunities to optimize the balance of branded and private brand products and we believe that there are additional opportunities to grow sales through new products, product line extensions and new product configurations.

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

In order to maintain the proprietary nature of some of our products, we operate three manufacturing facilities. Our Lancaster, Pennsylvania plant manufactures wood furniture for our early childhood offerings. The Bellingham, Washington, and Fremont, Nebraska, facilities produce products for our agenda and forms offerings. Products that we manufacture accounted for less than 10% of sales during fiscal 2011, 2010 and 2009.

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

We have implemented a common enterprise resource planning (“ERP”) platform across the majority of our businesses. This platform has now replaced most of our existing systems and primarily includes software from Oracle’s E-Business suite. One of the major benefits from the common ERP platform is the consolidation of both product and customer information, which is designed to enhance our ability to execute our sales and marketing strategies. In addition, by utilizing common business systems across the Company, we have improved business processes, reduce cycle time and enhance integration between the business units. We believe the technologies of the new systems will readily support continued growth and integration of our existing and acquired businesses. Our distribution centers utilize interfaced warehouse management software to manage orders from our ERP and legacy systems.

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

Employees

As of June 10, 2011, we had approximately 1,919 full-time employees. To meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union and we consider our relations with our employees to be very good.

Backlog

We had no material backlog at April 30, 2011. Our customers typically purchase products on an as-needed basis.

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

Our business depends upon the growth of the student population and school expenditures and can be adversely impacted by fixed or declining school budgets.

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

The weakened economic environment has placed increased pressure on state and local government budgets, which are the primary source of school funding. The global economy is currently suffering from the effects of the latest recession which has led to a decline in consumer and business spending and confidence. This has resulted in our customers delaying or cutting school expenditures as the recession creates state and local budget deficits and uncertainty about future economic funding by state and local governments. The federal stimulus funds that were provided by the federal government to school districts helped education funding in 2009, but these federal funds have been fully distributed and many states have not been able to replace them due to declining state revenue. Significant and sustained declines in the per student funding levels provided for in state and local budgets, and delays or decreases in spending by our customers due to concerns about potential or actual declines in funding levels, could have a materially adverse impact on our business, financial condition and results of operations.

A continued decline in school spending will impact our ability to maintain operating margins.

We have seen a decline in our operating margin in fiscal 2011 as a result of the continued school spending cuts and our 15% revenue decline. The Company will continue to aggressively pursue further cost reductions if school spending continues to decline, but the Company will not cut costs in areas that it believes could have a significant impact on future revenue growth. To the extent we are unable to identify additional cost reductions that can be made consistent with our strategy and the weakness in school spending persists, our operating margin may decline. Additionally, spending declines can cause schools to consider purchasing lower priced products which will lower the Company’s margins.

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

Our business is highly competitive.

The market for supplemental educational products and equipment is highly competitive and fragmented. We estimate that over 3,000 companies market supplemental educational products and equipment to schools with preK-12 as a primary focus of their business. We also face competition from alternate channel marketers, including office supply superstores, office product contract stationers, and purchasing cooperatives that have not traditionally focused on marketing supplemental educational products and equipment. Our competitors impact the prices we are able to charge and we expect to continue to face pricing pressure from our competitors in the future, especially on our commodity-type products. These competitors are likely to continue to expand their product lines and interest in supplemental educational products and equipment. Some of these competitors have greater financial resources and buying power than we do. We believe that the supplemental educational products and equipment market will consolidate over the next several years, which could increase competition in both our markets and our search for attractive acquisition candidates. We also face increased competition and pricing pressure as a result of the accessibility of the internet.

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

Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control, and we may not be successful in implementing our strategy. This includes limitations due to the inability to obtain financing and/or the restrictiveness of our debt covenants. In addition, the implementation of our strategy may not lead to improved operating results. We may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies due to business or competitive factors or factors not currently expected, such as unforeseen costs and expenses or events beyond our control. Any failure to successfully implement our business strategy could materially and adversely affect our results of operations and growth opportunities.

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

To the extent we source merchandise from overseas manufacturers and sell products internationally, exchange rate fluctuations could have an adverse effect on our results of operations and ability to service our U.S. dollar-denominated debt. The majority of our debt is in U.S. dollars while a portion of our revenue is derived from imported products and international sales. Therefore, fluctuations in the exchange rate of foreign currencies versus the U.S. dollar could impact our costs and revenues. In addition, for the purposes of financial reporting, any change in the value of the foreign currencies against the U.S. dollar during a given financial reporting period would result in a foreign currency loss or gain. Consequently, our reported earnings could fluctuate as a result of foreign exchange translation and may not be comparable from period to period.

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

We have a material amount of goodwill, other intangible assets which were written-down.

At April 30, 2011, goodwill and intangible assets represented approximately 44.8% of our total assets. Goodwill is the amount by which the costs of an acquisition exceed the fair value of the net assets we acquire. We are required to evaluate whether our goodwill and indefinite-lived intangible assets have been impaired on an annual basis, or more frequently if indicators of impairment exist. As discussed in Note 5 to the consolidated financial statements in Item 8 of this report, the Company recorded impairment charges of $411.2 million and $0.2 million related to goodwill and an indefinite-lived tradename intangible, respectively, in the first quarter of fiscal 2011. The impairment was determined as part of the fair value assessment of these assets. Reductions in our net income caused by any additional write-down of our goodwill or intangible assets could materially adversely affect our results of operations.

We have a material amount of capitalized product development costs which might be written-down.

In addition, we had capitalized product development costs of $28.3 million and $24.5 million at April 30, 2011 and April 24, 2010, respectively, related to internally developed, which are amortized to expense over the lesser of five years or the product’s life cycle. Any changes in the estimated sales volume or life cycle of the underlying products could cause the currently capitalized costs or costs capitalized in the future to be impaired.

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

The agreements governing our debt contain various covenants that limit our discretion in the operation of our business, could prohibit us from engaging in transactions we believe to be beneficial and could lead to the acceleration of our debt and/or an increased cost of capital.

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

Our amended senior credit facility also requires us to comply with certain financial ratios, including a total leverage ratio, a senior leverage ratio and a minimum fixed charge coverage ratio. These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, mergers and acquisitions, and other corporate opportunities. In the event that we fail to comply with the financial ratios contained in our amended and restated credit facility, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our amended and restated credit facility. Also, should there be an event of default, or need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods.

See the Liquidity and Capital Resources section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a more detailed discussion of the Company’s projected compliance with these debt covenants.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in a leased facility. The lease on this facility expires in April 2021. The facility is located at W6316 Design Drive, Greenville, Wisconsin, a combined office and warehouse facility of approximately 332,000 square feet, which also services both our Accelerated Learning and Educational Resources segments. In addition, we leased or owned the following principal facilities as of June 10, 2011:

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Bellingham, Washington (1)	48,000	Leased	December 31, 2013
Bellingham, Washington (1)	25,000	Leased	January 31, 2014
Bellingham, Washington (1)	14,000	Leased	December 31, 2013
Cambridge, Massachusetts (1)	18,000	Leased	April 30, 2013
Fremont, Nebraska (1)	95,000	Leased	June 30, 2014
Fresno, California (2)	163,000	Leased	October 31, 2019
Lancaster, Pennsylvania (2)	73,000	Leased	December 31, 2012
Mansfield, Ohio (2)	315,000	Leased	November 30, 2020
Mount Joy, Pennsylvania (2)	400,000	Leased	December 31, 2024
Nashua, New Hampshire (1)	348,000	Leased	December 31, 2018
New Berlin, Wisconsin (1)	16,000	Leased	September 30, 2011
Norcross, Georgia (2)	25,000	Leased	February 28, 2016
Salina, Kansas (2)	115,000	Owned	—
San Fernando, California (1)	37,000	Leased	July 31, 2012

(1)	Location primarily services the Accelerated Learning segment.
(2)	Location services both business segments.

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

The Company is not currently party to any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business.

Item 4.	Reserved

EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 10, 2011, the following persons served as executive officers of School Specialty:

Name and Age of Officer
David J. Vander Zanden Age 56	Mr. Vander Zanden became Chief Executive Officer of School Specialty in September 2002, after serving as Interim Chief Executive Officer since March 2002. Mr. Vander Zanden served as Chief Operating Officer from March 1998 to March 2002, as well as President from March 1998 to March 2007. From 1992 to March 1998, he served as President of Ariens Company, a manufacturer of outdoor lawn and garden equipment. Mr. Vander Zanden has served as a director of School Specialty since June 1998.
David N. Vander Ploeg Age 52	Mr. Vander Ploeg joined School Specialty as Executive Vice President and Chief Financial Officer in April 2008. Mr. Vander Ploeg was most recently Chief Operating Officer of Dutchland Plastics Corp., a molded products manufacturer based in Oostburg, Wisconsin. Before joining Dutchland, he was Executive Vice President and Chief Financial Officer at Schneider National, Inc., Green Bay, Wisconsin, a global leader in transportation and logistics services. During a 24-year career at Schneider National, he advanced through several positions of increasing responsibility, including Director of Planning and Budgeting, Group Controller, Vice President of Finance, and Senior Vice President-Operating Chief Financial Officer, prior to being named Executive Vice President and Chief Financial Officer in 2004. Mr. Vander Ploeg is a director of Swift Transportation Company, a transportation services company.
Steven F. Korte Age 56	Mr. Korte joined School Specialty in September 2005 as a result of the Delta Education LLC acquisition and was appointed President, Accelerated Learning and corporate Executive Vice President shortly thereafter. With the formation of the Company’s Accelerated Learning segment in fiscal 2009, Mr. Korte’s title became Executive Vice President of Accelerated Learning. From January 2004 to August 2005, Mr. Korte held the position of President and COO of Delta Education LLC. For the prior ten years 1994-2003, Mr. Korte was the President of Rigby Education/Harcourt Supplemental Publishers, a division of Reed Elsevier plc.
Richmond Y. Holden Age 57	Mr. Holden joined School Specialty in May 2007 as a result of the Educational Publishing Services acquisition and was President, Educational Publishing Services (EPS). In March 2010, Mr. Holden was appointed Executive Vice President, Educational Resources. Prior to joining School Specialty, Mr. Holden was President and CEO of JL Hammett Co. During a 28 year career at JL Hammett Co he advanced through several positions of increasing responsibility, including Marketing, Technology and Operations, prior to being promoted to Chief Executive Officer in 1992. Mr. Holden is a director of Acme United Corporation, a supplier of cutting, measuring and safety products to the school, home office, hardware and industrial markets.
Rachel P. McKinney Age 53	Ms. McKinney joined School Specialty in August 2007 as Executive Vice President and Chief Human Resources Officer. Before joining School Specialty, Ms. McKinney was Senior Vice President, Global Human Resources for DENTSPLY International, Inc., from March 2003 to August 2007, the world’s largest manufacturer and distributor of professional dental products in York, PA. Ms. McKinney’s prior executive management positions included Vice President of Human Resources-Business Critical Solutions Group for Compaq Computer/Hewlett Packard, Houston, Texas, and Vice President, Human Resources for Burger King Corporation’s Europe-Middle East-Africa region.

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

Fiscal 2011 quarter ended	High	Low
July 24, 2010	$24.66	$17.60
October 23, 2010	19.17	12.53
January 22, 2011	14.52	12.40
April 30, 2011	16.20	13.05

Fiscal 2010 quarter ended	High	Low
July 25, 2009	$22.47	$17.24
October 24, 2009	25.24	21.16
January 23, 2010	24.82	21.28
April 24, 2010	24.60	20.99

Holders

As of June 10, 2011, there were 1,756 record holders of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock to date. We currently intend to retain our future earnings to finance the growth, development and expansion of our business or for other endeavors deemed prudent including, but not limited to, repurchases of our common stock. Accordingly, we do not expect to pay cash dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends may be restricted or prohibited from time to time by financial covenants in our credit agreements and debt instruments. Our current credit facility contains restrictions on, and in some circumstances may prevent our payment of dividends.

Share Repurchase Program

During fiscal 2011 and 2010, the Company did not repurchase any shares of its outstanding common stock. During fiscal 2009, the Company repurchased a total of 497,600 shares of its outstanding common stock at an aggregate purchase price of $15,250,000. The fiscal 2009 repurchases were made pursuant to share repurchase program approved by the Company’s Board of Directors on June 12, 2008, which authorized the repurchase of up to $50.0 million of the Company’s outstanding shares of common stock. As of April 30, 2011, the Company is authorized to repurchase shares of its common stock with an aggregate purchase price of up to $34.7 million under the share repurchase program authorized by the Board of Directors on June 12, 2008. Under the Credit Agreement entered into by the Company on April 23, 2010, as currently amended, there are various restrictions that would limit the aggregate fair market value of common stock the Company could repurchase to $5,000,000. However, certain consolidated leverage ratios must be satisfied in order to proceed with any repurchases.

During the five fiscal years ended April 30, 2011, the Company has repurchased a total of 5,420,210 shares of its issued and outstanding common stock at an aggregate purchase price of $186,637,000. Common stock acquired through the share repurchase programs is available for general corporate purposes.

PERFORMANCE GRAPH

The following graph compares the total shareholder return on our Common Stock since April 29, 2006 with that of the Russell 3000 Stock Market Index and a peer group index constructed by us. The companies included in our old peer group index are: Renaissance Learning, Inc. (RLRN) and Scholastic Corporation (SCHL). The companies included in our new peer group index are: Office Depot, Inc. (ODP), Staples, Inc. (SPLS), OfficeMax, Inc. (OMX), Cambium Learning Group, Inc. (ABCD) Archipelago Learning, Inc. (ARCL), The McGraw-Hill Companies, Inc. (MHP), Pearson PLC (PSO), Renaissance Learning, Inc. (RLN), Scholastic Corporation (SCHL), Scientific Learning Corp (SCIL) and Virco Manufacturing Corp (VIRC). The Company updated its peer group in fiscal 2011 to include these additional companies in order to better represent the preK-12 market for which we compete for investor dollars.

The total return calculations set forth below assume $100 invested on April 29, 2006, with reinvestment of any dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through April 30, 2011. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

*$100 invested on 4/29/06 in stock or index, including reinvestment of dividends.

Fiscal year ending April 30.

	4/29/06	4/28/07	4/26/08	4/25/09	4/24/10	4/30/11
School Specialty, Inc.	100.00	90.68	82.16	49.24	67.64	40.72
Russell 3000	100.00	115.54	109.49	69.94	102.17	117.79
Old Peer Group	100.00	105.34	104.19	74.74	113.08	105.46
New Peer Group	100.00	108.75	74.98	59.13	79.48	81.59

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Fiscal Year
	2011	2010	2009	2008	2007
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Statement of Operations Data:
Revenues	$762,078	$896,678	$1,046,980	$1,087,903	$1,043,152
Cost of revenues	454,557	517,530	618,377	626,661	597,515

Gross profit	307,521	379,148	428,603	461,242	445,637
Selling, general and administrative expenses	287,560	304,451	350,919	361,754	355,839
Impairment charge and other	411,390	—	—	—	—

Operating (loss) income	(391,429)	74,697	77,684	99,488	89,798
Interest expense, net	28,157	30,466	29,905	30,915	28,812
Other expense	—	—	2,679	5,718	6,019
Impairment of equity-method investment	6,861	—	—	—	—
Expense associated with convertible debt exchange	1,920	—	—	—	—

(Loss) income before provision for income taxes	(428,367)	44,231	45,100	62,855	54,967
(Benefit from) provision for income taxes	(73,132)	17,678	17,972	23,870	23,885

(Loss) earnings from continuing operations	(355,235)	26,553	27,128	38,985	31,082
Loss from operations of discontinued School Specialty Media business unit, net of income taxes	—	—	—	(4,691)	(21,179)
Losses of unconsolidated affiliate	(1,038)	(701)	—	—	—

Net (loss) income	$(356,273)	$25,852	$27,128	$34,294	$9,903

Weighted average shares outstanding:
Basic	18,870	18,843	18,802	20,196	21,873
Diluted	18,870	18,874	18,895	20,708	22,545
Basic (loss) earnings per share of common stock:
(Loss) earnings from continuing operations	$(18.88)	$1.37	$1.44	$1.93	$1.42
Loss from discontinued operations	—	—	—	(0.23)	$(0.97)

Total	$(18.88)	$1.37	$1.44	$1.70	$0.45

Diluted (loss) earnings per share of common stock:
(Loss) earnings from continuing operations	$(18.88)	$1.37	$1.44	$1.88	$1.38
Loss from discontinued operations	—	—	—	(0.22)	$(0.94)

Total	$(18.88)	$1.37	$1.44	$1.66	$0.44

	April 30, 2011	April 24, 2010	April 25, 2009	April 26, 2008	April 28, 2007
Balance Sheet Data:
Working (deficit) capital	$(17,507)	$9,927	$43,753	$42,660	$46,021
Total assets	637,544	1,067,820	1,077,205	1,119,481	1,113,033
Long-term debt	198,036	199,742	244,586	283,371	257,684
Total debt	296,279	332,139	371,657	405,550	375,356
Shareholders’ equity	201,629	551,188	510,279	499,500	540,184

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

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

Our goal is to grow profitably as a leading provider of supplemental education products. We expect to achieve this goal over the long-term through both organic growth and through selective acquisitions. Although we experienced revenue declines in each of the last three fiscal years due primarily to the significant impact the current macroeconomic conditions have had on school spending, historically, we have grown through a combination of acquisitions and internal investments that drive organic growth. In the past few years, our growth strategies have been focused primarily on the curriculum-based supplemental products, and we expect that this focus will continue in the foreseeable future. While the number of acquisitions that we have completed has declined in the past three years, acquisitions remain a key strategy for us. Our future acquisition plans are focused primarily on acquiring curriculum-based products in disciplines where the Company’s current product offerings do not have the desired breadth and depth. In addition, the Company is committed to continuing to invest in its internal product development efforts in order to expand current offerings such as its science and reading intervention curricula. These growth plans, both through acquisitions and internal product development, will be mainly focused on curriculum-based products because these types of products provide a competitive advantage in their proprietary nature, and have typically provided greater profit margins to the Company. The Company’s annual revenue growth from curriculum-based products has been and will continue to be impacted by the cyclical nature of state adoptions of these products. Our state adoption revenue will continue to have significant variability between years due to the adoption schedules established by the individual states. The Company also remains committed to its commodity-type products and, while its acquisition strategy is more focused on curriculum-based supplemental products, the Company continues to invest resources towards increasing the Company’s market share for these commodity-type products.

Our gross margin has decreased from 42.7% in fiscal 2007 to 40.4% in fiscal 2011. This decrease primarily resulted from higher price discounts within the Educational Resources segment during fiscal 2011 in response to more competitive pricing with the market. Product mix has an impact on consolidated gross margins as the Accelerated Learning segment has traditionally experienced higher revenue growth than the Educational Resources segment. Also, the year to year variation in state adoption revenue, which is typically higher gross margin product, will have an impact on gross margin between years.

Our operating income from continuing operations was $89.8 million, $99.5 million, $77.7 million, and $74.7 million in fiscal 2007, fiscal 2008, fiscal 2009 and fiscal 2010, respectively. In fiscal 2011, our operating loss and margin were $391.4 million and -51.4% respectively. The primary decrease in operating income is due to the goodwill and intangible asset non-cash impairment charge of $411.4 million the Company recorded in the first quarter of fiscal 2011. Due to the significance of the impairment charge in fiscal 2011, the Company believes it is more meaningful to compare operating income and margin from continuing operations excluding the impairment charge to prior years operating income and margin from continuing operations. Excluding the impact of the impairment charge, the Company’s operating income and margin from continuing operations were $20.0 million and 2.6%, respectively. The Company’s business results have been negatively impacted by the recent downturn in the economy. The current economic conditions resulted in revenue and profitability declines as cautious spending by schools and teachers and growing state budget deficits have created uncertainty as to upcoming education funding levels from the states. In response to this uncertainty around education funding, a potential period of reduced spending by schools and the uncertainty of the duration of any such reduction, all of which negatively impacted our revenues, the Company initiated a significant expense-reduction plan beginning in fiscal 2010 in order to better balance expenses and product costs with potentially lower revenue. These expense-reduction plans were accomplished through a combination of facility closures, furloughs, functional department consolidations that resulted in staff reductions and improvements in our control of product costs through negotiations with some of the Company’s larger vendors. These cost savings partially offset the revenue shortfall caused by the weakened economy.

In the first quarter of fiscal 2011, the Company performed its annual impairment test of goodwill and indefinite-lived intangible assets. The continued downturn in the economy and cautious spending by schools and districts pointed to an impairment triggering event at the end of the first quarter of fiscal 2011. The Company had year-over-year revenue and gross profit declines in excess of 20% during the first quarter of fiscal 2011 and its cost reduction activities could not keep pace with these steeper than expected declines. The Company recorded a $411.2 million and $0.2 million impairment related to goodwill and indefinite-lived intangible assets, respectively. See Note 5 of Notes to Consolidated Financial Statements for additional discussion of the impairment charge recorded for goodwill and indefinite-lived intangible assets.

The continued downturn in the economy as well as cautious spending by schools and districts also has had a negative effect on the Company’s investment in Carson-Dellosa Publishing, LLC (“Carson-Dellosa”). The Company reviews unaudited financial statements on a quarterly basis and audited financial statements on an annual basis for indicators of triggering events or circumstances that indicate a potential impairment. During the fourth quarter of fiscal 2011, the Company evaluated its investment in Carson-Dellosa for impairment and recorded a $6.9 million other-than-temporary impairment in other income (expense) in its Consolidated Statements of Operations. Carson-Dellosa is an unconsolidated affiliate in which the Company has a 35% ownership interest as described below. See Note 4 of Notes to Consolidated Financial Statements for additional discussion of the impairment charge recorded for the investment in unconsolidated affiliate.

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

As expected, the fiscal 2011 back to school season was a difficult period as school funding remained under pressure. As such, the Company had a revenue decline of approximately 15% but is cautiously optimistic that school spending will begin to rebound in fiscal 2012. This optimism is based on modest improvements in the Company’s order rates for both segments in the fourth quarter of fiscal 2011. As revenue holds steady or increases into fiscal 2012, the Company’s ability to improve operating margins will be challenged as the Company begins to invest in the business through SG&A.

During fiscal 2011, the Company completed the acquisition of a portion of the operating assets of Telex (“Telex”) for an aggregate purchase price of $0.4 million. The assets acquired relate to Telex’s distribution of headphones, earphones, headsets, and their replaceable cords used in the education marketplace. The earphone and headphone models subject to the acquisition are the Discovery, Odyssey, Explorer and 610 models. This business has been integrated into the Company’s Califone business within the Educational Resources segment. The results of this business have been included in the accompanying consolidated financial statements under Item 8 since the date of acquisition and would not have had a material effect on the Company’s overall performance on a pro forma basis and did not have a material effect on the Company’s fiscal 2011 performance.

During fiscal 2010, the Company completed the acquisition of AutoSkill for an aggregate purchase price of $11.7 million. AutoSkill is a leading education technology company that provides educators with reading and math intervention solutions for struggling students. This business has been integrated into the Company’s Educator’s Publishing Service business within the Accelerated Learning segment. The results of AutoSkill have been included in the accompanying consolidated financial statements under Item 8 since the date of acquisition, would not have had a material effect on the Company’s overall performance on a pro forma basis and did not have a material effect on the Company’s fiscal 2010 performance.

During fiscal 2010, the Company completed the divestiture of the School Specialty Publishing (“SSP”) business unit to Carson-Dellosa Publishing, LLC (“Carson-Dellosa”), a newly-formed business entity. Under the divestiture agreement, the Company combined its publishing unit net assets with those of Cookie Jar Education, Inc. and received a 35% interest, accounted for under the equity method, in Carson-Dellosa Publishing, a newly formed entity.

Results of Continuing Operations

The following table sets forth certain information as a percentage of revenues on a historical basis concerning our results of operations for the fiscal years 2011, 2010 and 2009

	Fiscal Year
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Cost of revenues	59.6	57.7	59.1

Gross profit	40.4	42.3	40.9
Selling, general and administrative expenses	37.7	34.0	33.5
Impairment charge	54.0	0.0	0.0

Operating income (loss)	-51.3	8.3	7.4
Interest expense, net	3.7	3.4	2.9
Other expense	0.0	0.0	0.3
Impairment of equity-method investment	0.9	0.0	0.0
Expense associated with convertible debt exchange	0.3	0.0	0.0

Income (loss) before provision for income taxes	-56.2	4.9	4.2
Provision for (benefit from) income taxes	-9.6	2.0	1.7

Earnings (loss) from continuing operations	-46.6%	2.9%	2.5%

Consolidated Results of Continuing Operations

Fiscal 2011 Compared to Fiscal 2010

The following discussion and analysis of fiscal 2011 results compared to fiscal 2010 results is based on a comparison of the Company’s results of operations from continuing operations.

Overview of Fiscal 2011

Revenues for fiscal 2011 decreased 15.0% to $762.1 million as compared to $896.7 million in fiscal 2010. The Educational Resources and Accelerated Learning segments experienced revenue declines of 16.6% and 11.5% in fiscal 2011, respectively. The revenue declines in both the Educational Resources and the Accelerated Learning segments were attributable primarily to the current macroeconomic conditions and the impact those conditions have had on state budget funding levels. According to the National Bureau of Economic Research, state revenue collections underperformed forecasts during the latest recession. Since approximately 50% of school funding is provided by states, the Company believes the decreased state revenues are adversely affecting school funding and the related spending by schools. The Company is cautiously optimistic that the 2010 funding cycle may be the bottom of the school spending decline. State revenues, a key component of school funding, are projected to begin to rise in 2011, according to the National Conference of State Legislatures. Also contributing to the revenue decline in the supplies category within Educational Resources were execution issues in the Company’s pricing and bid strategies. The Company believes is has corrected both the pricing and bid strategies. Despite the decline in funding levels, the Company believes it can grow revenues by increasing market share.

Approximately 59% of the revenue decline in the Accelerated Learning segment was attributable to the fiscal 2010 divestiture of the School Specialty Publishing (“SSP”) business unit. The remaining decline is attributable to the school funding constraints which the Company believes are leading to school districts lengthening the decision-making cycles for curriculum purchases.

Competitive pressures have resulted in more significant price discounting, especially in the furniture and supply categories. Gross margin decreased 190 basis points to 40.4% in fiscal 2011 as compared to 42.3% in fiscal 2010. The decreased gross margin was related primarily to competitive pricing pressures in the Educational Resources segment. The Company expects this gross margin degradation to lessen in fiscal 2012 as it begins to implement new pricing programs.

Selling, general and administrative (“SG&A”) increased 370 basis points as a percent of revenue in fiscal 2011 as compared to fiscal 2010. The increase in SG&A as a percent of revenue is due to the fixed cost portion of SG&A being spread over a smaller revenue base. Total SG&A declined by $16.9 million in fiscal 2011 as compared to fiscal 2010. The Company’s full-time staffing is down approximately 175 individuals as compared to last year. When the Company begins to experience revenue growth, it expects to increase SG&A due to both volume-related costs and increased investments in the business.

We recorded $411.4 million of pre-tax impairment charges in the first quarter of fiscal 2011 primarily to reduce the carrying value of goodwill of the Education Resources reporting unit, which is part of the Educational Resources segment, and the Science and Planning and Student Development reporting units, which are part of the Accelerated Learning segment. The Company experienced a significant decline in revenue and operating income in the first quarter, as education spending continued to suffer from the ongoing economic downturn. This, coupled with the decline in the Company’s market capitalization during the first quarter of fiscal 2011, led to the determination during that period that goodwill and an indefinite-lived tradename were impaired. The Company also recorded a $6.9 million pre-tax impairment charge related to its investment in Carson-Dellosa in the fourth quarter of fiscal 2011. Carson-Dellosa experienced declines in its revenue and operating income in fiscal 2011, which led the Company to the determination that its investment was impaired in the fourth quarter of fiscal 2011.

Operating loss was $391.4 million in fiscal 2011 as compared to operating income of $74.7 million in fiscal 2010. Operating margins decreased from 8.3% in fiscal 2010 to 2.6% in fiscal 2011 excluding the impact of the impairment charge. The decrease in operating income is a result of declines in school spending in fiscal 2011 due to the uncertainty in education funding levels and state budgetary concerns.

Revenue

Revenues decreased 15.0% from $896.7 million in fiscal 2010 to $762.1 million in fiscal 2011, which was attributable to declines in both the Educational Resources and Accelerated Learning segments.

Educational Resources segment revenues decreased 16.6%, or $106.2 million, from $641.0 million in fiscal 2010 to $534.8 million in fiscal 2011. Revenue amounts for both periods were comprised solely of sales to external parties. The decline in Educational Resources segment revenue was comprised of a decline of approximately $50 million in the administrator and educator supplies product lines and a decline of approximately $56 million in the furniture product lines. The decline in the supplies category revenue was related to reductions in school spending as a result of on-going school funding issues, as well as execution issues in the Company’s pricing and bid strategy. The Company estimates that these execution issues resulted in approximately

$20 million of the revenue decline in the supplies category. The decline in the furniture category revenue was a result of the continued weakness in the school construction activity. While the Company does not anticipate any significant near-term improvement in school construction activity, the Company had an increase in orders for loose furniture in the fourth quarter of fiscal 2011 which the Company believes is an indicator of increasing market share. Decreased prices in response to competitive pressures in the high-volume commodity supplies and furniture categories contributed approximately $24 million of revenue decline for the segment.

Accelerated Learning segment revenues decreased 11.5%, or $29.6 million, from $256.2 million in fiscal 2010 (which included $0.6 million of intersegment revenues) to $226.6 million in fiscal 2011 (which is comprised of solely sales from external parties). The divestiture of SSP accounted for $17.5 million of the decline. The acquisition of AutoSkill, acquired in the second quarter of fiscal 2010 added $2.8 million of revenue in the first half of fiscal 2011. The remaining decrease of $14.9 million is a result of customer spending declines across all education categories due to education spending cuts by states, which the Company believes are affecting school districts’ spending decisions on purchasing new curriculum-based materials. The Company expects some modest revenue increase in fiscal 2012 due to state adoption schedules for science curriculum.

Gross Profit

Gross profit decreased 18.9% from $379.1 million in fiscal 2010 to $307.5 million in fiscal 2011. The decrease in consolidated revenue resulted in $56.9 million of the decline in gross profit had consolidated gross margin remained constant. The decrease in consolidated gross margin of 190 basis points decreased gross profit by $14.7 million. Gross margin as a percentage of revenue decreased 190 basis points from 42.3% in fiscal 2010 to 40.4% in fiscal 2011. The decreased gross margin was related to higher price discounts within the Educational Resources segment due to competitive pricing within the market. A shift in product mix between the Company’s segments account for approximately 20 basis points of gross margin improvement in fiscal 2011. The Accelerated Learning segment, which generates higher margin than the Educational Resources segment, accounted for 28.6% of the consolidated revenue in fiscal 2010 as compared to 29.7% of the consolidated revenue in fiscal 2011.

Educational Resources segment gross profit decreased $53.6 million, or 23.0%, from $233.0 million in fiscal 2010 to $179.4 million in fiscal 2011. The decrease in segment revenue resulted in approximately $38.6 million of the decline in gross profit had segment gross margin remained constant. Gross margin as a percentage of revenue decreased 280 basis points from 36.3% in fiscal 2010 to 33.5% in fiscal 2011. This decline in gross margin was related to higher price discounting in the furniture and high-volume commodity supply categories. The Company expects the rate of decline in gross margin to lessen in upcoming quarters of fiscal 2012 as pricing issues have been addressed for the current back-to-school season.

Accelerated Learning segment gross profit decreased $17.6 million, or 12.3%, from $143.4 million in fiscal 2010 to $125.9 million in fiscal 2011. The decrease in segment revenue resulted in $16.5 million of the decline in the gross profit, had segment gross margin remained constant. Gross margin as a percentage of revenue decreased 50 basis points from 56.0% in fiscal 2010 to 55.5% in fiscal 2011 resulted in a $1.1 million decrease in gross profit. The decrease in gross margin is a result of unfavorable product mix shift. This decreased gross margin was primarily related to expedited printing and freight costs for the agendas products which reduced gross margin by approximately 30 basis points.

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

SG&A as a percent of revenues increased from 34.0% of revenues in fiscal 2010 to 37.7% of revenues in fiscal 2011. SG&A decreased $16.9 million from $304.5 in fiscal 2010 to $287.6 in fiscal 2011. Approximately $1.6 million of the SG&A savings in fiscal 2011 is related to compensation related decisions made by management during the year, including furloughs for all employees. SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $22.6 million and Corporate SG&A increased $5.7 million in fiscal 2011 as compared to fiscal 2010. The increase in Corporate SG&A was related primarily to increases in technology spending to support the Company’s business systems and eCommerce platform and incremental depreciation related to the Company’s ERP system, which was offset by approximately $0.4 million related to the above mentioned compensation related decisions. SG&A as a percent of revenue increased from 34.0% in fiscal 2010 to 37.7% in fiscal 2011, as cost cutting actions did not keep pace with the decline in revenues.

Educational Resources segment SG&A decreased $16.8 million, or 10.0%, from $169.0 million in fiscal 2010 to $152.2 million in fiscal 2011. The segment experienced a decrease of approximately $9 million in its variable SG&A costs such as transportation, warehousing, and selling expenses associated with decreased revenues. In addition, the segment had a decline of approximately $3.0 million in its marketing costs primarily associated with a reduction in catalog amortization through reduced circulation of supplemental catalogs. The segment’s portion of the consolidated savings related to the above-mentioned compensation related decisions was approximately $0.7 million. The remaining decline is related to compensation savings due to reduced headcount. Educational Resources segment SG&A increased as a percent of revenues from 26.4% in fiscal 2010 to 28.5% in fiscal 2011.

Accelerated Learning segment SG&A decreased $5.8 million, or 5.7%, from $100.8 million in fiscal 2010 to $95.0 million in fiscal 2011. The divestiture of the SSP business led to a $7.4 million decrease in SG&A. Reduced volume led to approximately $1.0 million of a decrease in the segments variable costs such as transportation, warehousing, and selling expenses. In addition, the segment had a decrease of $1.7 million in its administrative as a result of the conversion of one of the operating units onto the Company’s ERP system. The segment’s portion of the consolidated savings related to the above-mentioned compensation related decisions was approximately $0.5 million. Partially offsetting these decreased expenses was an increase of approximately $3.0 million in selling and marketing expenses as a result of the expansion of the reading intervention and health sales forces. Accelerated Learning segment SG&A increased as a percent of revenues from 39.4% in fiscal 2010 to 41.9% in fiscal 2011.

Corporate SG&A increased by $5.7 million from $34.6 million in fiscal 2010 to $40.3 million in fiscal 2011. Of the $5.7 million increase in Corporate SG&A, approximately $3.8 million is related primarily to increases in technology spending to support the Company’s business systems and eCommerce platform and incremental depreciation related to the Company’s ERP system which was offset by approximately $0.4 million related to the above mentioned compensation related decisions.

Impairment

The impact of macro-economic conditions on school spending negatively impacted the fiscal 2011 back-to-school season. Declines in the Company’s current operating results and projections that fiscal 2012 results will be in line with recent results while the economy and school spending recover have significantly changed the Company’s projected cash flows used in the goodwill assessment as compared to prior year cash flow estimates. As a result of the goodwill and intangible asset impairment tests, the Company concluded in its assessment of goodwill and intangible asset impairment in the first quarter of fiscal 2011 that the carrying value amounts of certain reporting units exceeded their fair value. The goodwill impairment charge was $411.2 million, which consisted of $249.7 million, $55.4 million, and $106.1 million for the Educational Resources, Science, and Planning and Student Development reporting units, respectively. These goodwill impairment charges were determined by comparing the carrying value of each reporting unit’s goodwill with the implied fair value of goodwill for the reporting unit. An additional impairment of $0.2 million in the first quarter was related to an indefinite-lived tradename intangible. No impairment charges were recorded in fiscal 2010.

Net Interest Expense

Net interest expense decreased $2.3 million from $30.5 million in fiscal 2010 to $28.2 million in fiscal 2011. Approximately $3.1 million of the decrease in interest expense was related to the decreased non-cash interest expense associated with the convertible notes offset by an increase in the Company’s overall effective borrowing rate from 4.4% in fiscal 2010 to 5.1% in fiscal 2011. This increase in the effective borrowing rate was primarily related to the increased commitment fees in the Company’s existing credit facility as compared to its previous facility and an increased rate on the Company’s average borrowings. The commitment fees on the unused portion of the credit facility during the fiscal year were approximately 50 basis points as compared to approximately 25 basis points in the prior year. This increased interest expense by $0.6 million in fiscal 2011 as compared to fiscal 2010.

Other Expense

In the fourth quarter of fiscal 2011, the Company entered into exchange agreements with holders of $100.0 million in aggregate principal amount of the Company’s 3.75% Convertible Debentures due 2026 that were originally issued in 2006. In the exchange for their old debentures, the holders received new debentures with changes to the conversion, put and premium features. The Company incurred $1.9 million in issuance costs in conjunction with this exchange transaction. These costs have been expensed in fiscal 2011.

The Company recorded an impairment of its equity method investment in Carson-Dellosa in the fourth quarter of fiscal 2011. The value of the Company’s 35% ownership interest in the entity was evaluated in light of the impact that school spending declines have had on the projected cash flows of the equity investment. The decline in current and projected cash flows is resulting in the value of the Company’s ownership interest to be less than the Company’s carrying amount by $6.9 million. This write-down has been reflected in other expense. There was no write-down in fiscal 2010.

The Company’s share of the loss from this equity method investment is reflected in the losses of unconsolidated affiliate.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $73.1 million in fiscal 2011. The effective tax rate in fiscal 2011 was 17.1% as compared to 40.0% in fiscal 2010. The current year income tax benefit includes $66.5 million of income tax benefit related to the $411.4 million goodwill and non-amortizable asset impairment. Approximately $237.8 million of the goodwill impairment was related to non-deductible goodwill associated with past stock acquisitions for which a tax benefit was not recorded. The remaining goodwill and intangible asset impairment generated the $66.5 million of tax benefit. Due to the significant impact the impairment charge had on the effective tax rate, the Company believes the tax benefit and the effective tax rate excluding the $411.4 million impairment charge are more meaningful comparisons to last year’s comparable period. Excluding this goodwill and intangible asset impairment charge, the tax benefit for fiscal 2011 was $6.6 million as compared to a provision for income taxes of $17.7 million in fiscal 2010. The decline is related to the decrease in earnings before tax. Excluding this goodwill and indefinite-lived intangible asset impairment charge, the effective tax rate was 39.2% in fiscal 2011 as compared to 40.0% in fiscal 2010. The change in the effective tax rate is related primarily to the impact of the permanent items and state taxes on a lower tax base.

The effective income tax rate of 39.2% exceeds the federal statutory rate of 35% primarily due to state income taxes.

Fiscal 2010 Compared to Fiscal 2009

The following discussion and analysis of fiscal 2010 results compared to fiscal 2009 results is based on a comparison of the Company’s results of operations from continuing operations.

Overview of Fiscal 2010

Revenues for fiscal 2010 decreased 14.4% to $896.7 million as compared to $1.047 billion in fiscal 2009. In the second half of fiscal 2009, the Company experienced a significant decline in revenue as the macroeconomic conditions created uncertainty in the school districts related to state budget funding levels. This decline continued in fiscal 2010 as school budgets came under more pressure, which in turn, has led to cautious spending by our customers, especially in the furniture product lines within the Educational Resources segment, which accounted for well over one-half of the segment’s revenue decline. The decrease was also related to a decrease in state adoption revenue derived from the Company’s science curriculum-based offering.

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

Operating income was $74.7 million in fiscal 2010 as compared to $77.7 million in fiscal 2009. Operating margins increased from 7.4% in fiscal 2009 to 8.3% in fiscal 2010. The decrease in operating income was a result of macroeconomic conditions in fiscal 2010 and reductions in fiscal 2010 school spending due to the uncertainty in education funding levels and state budgetary concerns. The operating margin increase was a result of both gross margin improvements and expense reductions resulting from compensation-related decisions, headcount reductions, operational consolidations and restructuring and other cost control initiatives.

Revenue

Revenues decreased 14.4% from $1.047 billion in fiscal 2009 to $896.7 million in fiscal 2010, which was attributable to declines in both the Educational Resources and Accelerated Learning segments.

Educational Resources segment revenues decreased 13.0%, or $96.0 million, from $737.1 million in fiscal 2009 to $641.1 million in fiscal 2010. Revenue amounts for both periods were comprised solely of sales to external parties. The decline in Educational Resources segment revenue was comprised of a decline of approximately $40 million, or approximately 9%, in the administrator and educator supplies product lines and a decline of approximately $56 million, or approximately 20%, in the furniture product lines. These declines were most directly attributable to the ongoing weakened economic conditions which we believe have negatively impacted school purchasing decisions. This was particularly noticeable in those states which have been more seriously affected by the economic decline, such as California, Florida, Illinois, and Michigan. The Company believes that its cost cutting initiatives partially contributed to the revenue decline through elimination of catalogs and the back-office consolidations that affected marketing and selling efforts. The larger decline in furniture product line is reflective of the fact that those purchases are more discretionary in nature and economic conditions led to reductions in school construction and renovation activities.

Accelerated Learning segment revenues decreased 17.4%, or $54.0 million, from $310.2 million in fiscal 2009 (which included $1.0 million of intersegment revenues) to $256.2 million in fiscal 2010 (which included $0.6 million of intersegment revenues). Approximately $21 million of the decline in Accelerated Learning segment revenue was due to the decrease in state adoption revenue of the Company’s curriculum-based products, primarily in the state of California, which the Company had anticipated would occur. In addition, the Company’s divestiture of its retail trade book business, School Specialty Publishing, resulted in a revenue decline of $12.9 million in fiscal 2010 as compared to fiscal 2009. Partially offsetting this decline was incremental revenue of $5.9 million related to the Company’s acquisition of AutoSkill. The remaining decline of approximately $26 million, or approximately 9%, was attributable to the impact that the downturn in the general economic conditions has had on school districts’ spending decisions.

Gross Profit

Gross profit decreased 11.5% from $428.6 million in fiscal 2009 to $379.1 million in fiscal 2010. The decrease in consolidated revenue resulted in $61.5 million of the decline in gross profit had consolidated gross margin remained constant offset by $12.0 million of gross margin increases. Gross margin increased 140 basis points from 40.9% in fiscal 2009 to 42.3% in fiscal 2010. The increase in gross margin was related to gross margin increases in both segments, as further discussed below. Partially offsetting the gross margin increase was approximately 20 basis points of gross margin decline related to the mix of revenue between segments. The Accelerated Learning segment, which generates higher margin than the Educational Resources segment, accounted for 29.6% of the consolidated revenue in fiscal 2009 as compared to 28.6% of the consolidated revenue in fiscal 2010.

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

Accelerated Learning segment gross profit decreased $25.5 million, or 15.1%, from $168.9 million in fiscal 2009 to $143.4 million in fiscal 2010. The decrease in segment revenue resulted in $29.5 million of the decline in gross profit, had segment gross margin remained constant. The decline was offset by an increase in gross margin as a percentage of revenue of 150 basis points from 54.5% in fiscal 2009 to 56.0% in fiscal 2010, which increased gross profit by $4.0 million. The increase in gross margin was a result of favorable product mix shift within the segment, primarily related to the incremental revenue from the AutoSkill acquisition, a higher margin business due to the software-content of its products, which increased gross margin by approximately 100 basis points. The remaining increase was related primarily to the divestiture of the School Specialty Publishing business in fiscal 2010, which generated lower gross margin than the segment’s overall gross margin.

Selling, General and Administrative Expenses

SG&A as a percent of revenues increased 50 basis points from 33.5% of revenues in fiscal 2009 to 34.0% of revenues in fiscal 2010. SG&A decreased $46.4 million from $350.9 million in fiscal 2009 to $304.5 million in fiscal 2010. Approximately $6.1 million of the SG&A reduction was attributable to compensation-related decisions during the year including, suspension of a Company 401(k) match, reduction in incentives, and a furlough for all employees. In addition, overall full-time employment declined by approximately 275 associates, or 12%, in fiscal 2010, which translates into approximately $15 million in compensation-related cost reductions. SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $34.3 million and Corporate SG&A decreased $12.1 million in fiscal 2010 as compared to fiscal 2009.

As a percent of revenue, Educational Resources segment SG&A increased from 26.3% in fiscal 2009 to 26.4% in fiscal 2010. The increase in SG&A as a percent of revenue was attributable to the fixed cost portion of SG&A being spread over a smaller revenue base. Educational Resources segment SG&A decreased $24.9 million, or 12.8%, from $193.9 million in fiscal 2009 to $169.0 million in fiscal 2010. The segment experienced a decrease of approximately $11 million in its variable SG&A costs such as transportation, warehousing, and selling expenses associated with decreased revenues. The segment’s portion of the savings from the above-mentioned compensation related decisions was approximately $1.7 million. Decreases in catalog circulation and the elimination of redundant catalog offerings contributed to a $2.3 million decline in catalog costs. Improvements in the current year fill rate for warehouse shipments has translated into approximately $7 million of operational efficiency in both warehouse and transportation. The improved fill rate reduced the number of backorders. The remaining decline was related primarily to the compensation-savings associated with headcount reductions resulting from operational consolidations.

As a percent of sales, Accelerated Learning segment SG&A increased from 35.6% in fiscal 2009 to 39.4% in fiscal 2010. Accelerated Learning segment SG&A decreased $9.5 million, or 8.6% from $110.3 in fiscal 2009 to $100.8 million in fiscal 2010. The segment experienced a decrease of approximately $7 million in its variable SG&A costs such as transportation, warehousing, and selling expenses associated with decreased revenues. The segment’s portion of savings from the above-mentioned compensation-related decisions was approximately $1.3 million. The divestiture of the School Specialty Publishing business led to a $5.3 million decrease in SG&A, which was largely offset by the acquisition of AutoSkill, which increased SG&A by $5.0 million. The remaining reduction is related primarily to compensation savings associated with headcount reductions. The increase in SG&A as a percentage of revenue was due to the base non-variable costs in comparison to decreased revenue.

Corporate SG&A decreased by $12.1 million from $46.7 million in fiscal 2009 to $34.6 million in fiscal 2010. Of the $12.1 million decrease in Corporate SG&A, approximately $3.1 million was related to the above-mentioned compensation-related decisions, approximately $1.7 million was related to fiscal 2009 expense incurred for the closing of the Lyons, New York distribution center and approximately $0.9 million was due to stock-based compensation expense. Corporate also had a $1.6 million dollar decrease in marketing expense as some corporate marketing associates were moved into the segments. The remaining Corporate SG&A decrease was related primarily to the lower compensation and benefit costs associated with headcount reductions. These headcount reductions were a function of a combination of back office consolidation as well as staffing reductions made to address the revenue decline.

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

A reduction in the overall effective borrowing rate from 4.5% in fiscal 2009 to 4.4% in fiscal 2010 reduced interest expense by approximately $0.7 million. An $8.0 million dollar decrease in the Company’s average outstanding borrowings in fiscal 2010 as compared to fiscal 2009 contributed approximately $0.3 million of interest expense decrease. Partially offsetting the decreases was $0.5 million of additional debt issuance amortization mainly related to the early retirement of the Company’s prior Amended and Restated Credit Agreement, which was replaced with a new Credit Agreement in April 2010.

Other Expense

Other expense, which primarily consists of the discount and loss on the Company’s accounts receivable securitization, was $0 in fiscal 2010 as compared to $2.7 million in fiscal 2009. This decrease was due to the non-renewal of the Company’s securitization facility, which expired on January 28, 2009.

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

Liquidity and Capital Resources

At April 30, 2011, the Company had negative working capital of $17.5 million. Our capitalization at April 30, 2011 was $497.9 million and consisted of debt of $296.3 million and shareholders’ equity of $201.6 million.

On February 16, 2011, the Company amended its credit agreement to provide greater flexibility on financial covenant ratios to allow the Company to continue to invest in its initiatives and to provide flexibility related to the refinancing of its convertible subordinated notes. The amendment, among other things, reduced the overall credit facility capacity from $350.0 million to $300.0 million, with the ability to convert up to $125 million of the revolving commitment to a delayed draw term loan to be used to refinance the Company’s convertible notes. Covenant modifications included increases in both the total and senior leverage ratios, while the facility’s interest rate will generally increase 750 basis points on borrowings, depending on Company leverage.

The Company’s credit facility matures on April 23, 2014 and, as amended, provides for $300.0 million of availability, which consists of $175.0 million of a revolving loan and a delayed draw term loan of up to $125.0 million. The delayed draw term loan can be used to refinance a portion of the Company’s convertible debt. In certain circumstances, unused amounts on the delayed draw term loan can be converted to availability on the revolver. The amount outstanding as of April 30, 2011 under the revolving and incremental term loans was $91.3 million and $0, respectively. The credit facility is secured by substantially all of the Company’s assets and contains certain financial and other covenants. During fiscal 2011, the Company borrowed under our credit facility primarily to meet seasonal working capital requirements. The Company’s borrowings are usually significantly higher during the first two quarters of the fiscal year to meet the working capital requirements of our peak selling season. As of April 30, 2011, the Company’s effective interest rate on borrowings under our credit facility was 4.0%, which excludes amortization of loan origination fee costs and the commitment fees on unborrowed funds. During fiscal 2011, the Company paid commitment fees on unborrowed funds under the credit facility of $1.3 million and amortized loan origination fee costs of $1.0 million related to the credit facility. The credit facility contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures and places certain limitations on our ability to repurchase our common stock. The Company was in compliance with these covenants and restrictions at April 30, 2011.

The Company closely evaluates its expected ability to remain in compliance with the consolidated total leverage and interest coverage ratios due to the ratios’ sensitivity to the Company’s financial results. The recent economic trends impacting the Company’s performance, such as the decline in school funding which had led to a decrease in the Company’s revenues and margins, have put pressure on the Company’s ability to remain in compliance with these ratios. Based on current forecasts reflected in our most recent guidance, the Company may be unable to maintain compliance with one or both of these financial covenants during fiscal 2012. The Company may need to work with its lenders to secure a waiver or amend such ratios in the near future. Any amendment or waiver would result in additional bank fees and more restrictive terms, and may increase the cost of any future borrowings.

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

In November 2006, we sold $200.0 million of convertible subordinated debentures due 2026 (the “2006 Debentures”). The 2006 Debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. In connection with any such conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of debentures to be converted and the Company’s total conversion obligation, and will deliver, at its option, cash or shares of the Company’s common stock in respect of the remainder, if any, of the Company’s conversion obligation. The initial conversion rate is 19.4574 shares per $1,000 principal amount of debentures, which represents an initial conversion price of approximately $51.39 per share. The outstanding 2006 Debentures are redeemable at the Company’s option on or after November 30, 2011. On November 30, 2011, 2016 and 2021 and upon the occurrence of certain circumstances, holders will have the right to require us to repurchase all or some of the debentures.

On March 1, 2011 we exchanged $100.0 million in aggregate principal amount of the outstanding 2006 Debentures, for $100.0 million convertible debentures also due November 30, 2026 (the “New Debentures”). These New Debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. Principal will accrete on the New Debentures at a rate of 3.9755% per year, compounding on a semi-annual basis. In connection with any such conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of New Debentures to be converted and the Company’s total conversion obligation, and will deliver, at its option, cash or shares of the Company’s common stock in respect of the remainder, if any, of the Company’s conversion obligation. The initial conversion rate is 44.2087 shares per $1,000 principal amount of New Debentures, which represents an initial conversion price of approximately $22.62 per share. The New Debentures are redeemable at the Company’s option on or after May 30, 2014. On November 30, 2014, 2018 and 2022 and upon the occurrence of certain circumstances, holders will have the right to require us to repurchase all or some of the New Debentures.

Net cash provided by operating activities decreased $52.1 million from $112.1 million in fiscal 2010 to $60.0 million for fiscal 2011. The decline in net income, adjusted for the after-tax impact of non-cash items is contributing approximately $32 million to the decline in operating cash flow. The retirement of and exchange of convertible debt resulted in a reduction in deferred tax liabilities of approximately $41 million, which reduced operating cash flow net of accrued or refundable income taxes, by $28 million. Partially offsetting this decrease in cash provided by operating activities was year-over-year working capital improvements, particularly in accounts payable net of inventory increases.

Working capital decreased $27.3 million in fiscal 2011 compared to fiscal 2010. The change in working capital is primarily due to the $37.7 million increase in accounts payable. The increase in accounts payable is due to planned inventory purchases in the fourth quarter of fiscal 2011 for the upcoming back-to-school season as well as extended payment terms with vendors. The Company was also able to reduce its accounts receivable in fiscal 2011. The Company’s accounts receivable balances declined by $5.3 million due to improved collections which is reflected in a reduction in day’s sales outstanding by 5 days. Inventories increased $11.4 million due to advanced purchases to avoid price increases from vendors as well as the build up for the selling season. Accrued liabilities increased by approximately $6.8 million primarily due to accrued income taxes as of the fiscal year ended April 30, 2011.

Net cash used in investing activities for fiscal 2011 was $25.2 million, compared to $36.8 million for fiscal 2010. The decrease in cash used in investing activities was primarily attributable to three transactions in fiscal 2010. The Company used cash for the $11.7 million and $1.8 million purchase price acquisition of AutoSkill and ThinkMath!TM, respectively. In addition the Company received $2.0 million during fiscal 2010 attributable to the sale of the Company’s Lyons, New York facility.

Net cash used in financing activities was $46.0 million in fiscal 2011 as compared to $56.1 million in fiscal 2010. The decrease of $10.1 million in net cash used in financing activities is attributable to $91.3 million of debt outstanding on the Company’s revolving credit facility in fiscal 2011 as compared to $0 in fiscal 2010 offset by the Company’s redemption of its $133.0 million 3.75% convertible subordinated notes due 2023 in the second quarter of fiscal 2011 as well as a reduction of cash used in investing activities.

On June 12, 2008, we announced that our Board of Directors approved a new share repurchase program, which allows us to purchase up to $50.0 million of our outstanding common stock. As of April 30, 2011, $34.7 million of this repurchase authorization is remaining. Purchases under the share repurchase program may be made from time to time in the open market or through privately negotiated transactions. Common stock acquired through the share repurchase program will be available for general corporate purposes. However, the Company’s amended credit facility limits the Company’s ability to repurchase shares of its common stock.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures, share repurchases and our contractual obligations for the foreseeable future.

We expect our fiscal 2012 capital expenditures to be approximately $12.0 million and to consist primarily of software costs related to the continued implementation of the new ERP platform and warehouse management costs. We expect our investment in product development to be approximately $8.0 million.

Off Balance Sheet Arrangements

The Company’s accounts receivable securitization facility expired January 28, 2009 and the Company elected to not renew the facility due to the significant cost increases in accounts receivable asset-backed securities markets compared to the costs of other sources of liquidity available to the Company. The Company had originally entered into the facility for the purpose of reducing the Company’s variable rate interest expense. However, in the current rate environment, the facility was not providing any material reduction in the Company’s variable rate interest expense and a renewed facility would have actually resulted in an increase to the Company’s variable rate interest expense. The facility permitted advances up to $175.0 million from July 1 through November 30 of each year, and advances up to $75.0 million from December 1 through June 30 of each year. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, for the fiscal year 2009 were $2.7. The decrease in these costs was related to a combination of decreased discount rates and the termination of the securitization facility.

These costs are included as a component of other expense in our consolidated statements of operations.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of April 30, 2011:

	Payments Due (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	$111,554	$93,369	$4,136	$4,171	$9,878
Convertible subordinated notes (2)(3)	191,421	97,347	—	94,074	—
Operating lease obligations	46,242	7,432	12,066	8,122	18,622
Purchase obligations (4)	—	—	—	—	—

Total contractual obligations	$349,217	$198,148	$16,202	$106,367	$28,500

(1)	Long-term debt obligations include principal and interest payments on our credit facility and sale-leaseback obligations, assuming these obligations remain outstanding until maturity at current or contractually defined interest rates.
(2)	Convertible subordinated debentures of $100,000 are recorded as maturing in more than five years as the bonds are not currently convertible. The debentures can be redeemed at the option of the Company no earlier than November 30, 2011. The amounts reflected for these debentures include accrued interest at the balance sheet date and interest at 3.75% through November 30, 2011.

(3)	Convertible subordinated debentures of $100,000 are recorded as maturing in more than five years as the bonds are not currently convertible. The debentures can be redeemed at the option of the Company no earlier than November 30, 2014. The amounts reflected for these debentures include accrued interest at the balance sheet date and interest at 3.75% through November 30, 2014.
(4)	As of April 30, 2011, we did not have any material long-term purchase obligations. The Company’s short-term purchase obligations as of April 30, 2011 were primarily for the purchase of inventory in the normal course of business.

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

The following table sets forth certain unaudited consolidated quarterly financial data for fiscal years 2011 and 2010 (in thousands, except per share data). We derived this quarterly data from our unaudited consolidated financial statements.

	Fiscal 2011
	First	Second	Third	Fourth	Total
Revenues	$252,984	$291,879	$89,859	$127,356	$762,078
Gross profit	108,072	117,522	32,949	48,978	307,521
Operating income (loss)	(381,166)	38,204	(26,220)	(22,247)	(391,429)
Earnings (loss) from continuing operations, net of income taxes	(331,627)	18,235	(19,200)	(22,643)	(355,235)
Equity in earnings (losses) of unconsolidated affiliate, net of tax	—	(135)	(950)	47	(1,038)
Net income (loss)	(331,627)	18,100	(20,150)	(22,596)	(356,273)
Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$(17.58)	$0.96	$(1.07)	$(1.20)	$(18.88)

Total	$(17.58)	$0.96	$(1.07)	$(1.20)	$(18.88)

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$(17.58)	$0.96	$(1.07)	$(1.20)	$(18.88)

Total	$(17.58)	$0.96	$(1.07)	$(1.20)	$(18.88)

	Fiscal 2010
	First	Second	Third	Fourth	Total
Revenues	$330,367	$346,146	$103,126	$117,039	$896,678
Gross profit	142,791	143,105	42,418	50,834	379,148
Operating income (loss)	54,539	56,660	(22,591)	(13,911)	74,697
Earnings (loss) from continuing operations, net of income taxes	28,429	29,597	(18,210)	(13,263)	26,553
Equity in earnings (losses) of unconsolidated affiliate, net of tax	—	—	(241)	(460)	(701)
Net income (loss)	28,429	29,597	(18,451)	(13,723)	25,852
Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.51	$1.57	$(0.98)	$(0.73)	$1.37

Total	$1.51	$1.57	$(0.98)	$(0.73)	$1.37

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.51	$1.57	$(0.98)	$(0.73)	$1.37

Total	$1.51	$1.57	$(0.98)	$(0.73)	$1.37

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

Catalog Costs and Related Amortization

We spend over $20 million annually to produce and distribute catalogs. We accumulate all direct costs incurred, net of vendor cooperative advertising payments, in the development, production and circulation of our catalogs on our balance sheet until such time as the related catalog is mailed. They are subsequently amortized into SG&A over the expected sales realization cycle, which is one year or less. Consequently, any difference between our estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. Our estimate of the expected sales realization cycle for a particular catalog is based on, among other possible considerations, our historical sales experience with identical or similar catalogs and our assessment of prevailing economic conditions and various competitive factors. We track our subsequent sales realization, reassess the marketplace, and compare our findings to our previous estimate and adjust the amortization of our future catalogs, if necessary.

Development Costs

We accumulate external and certain internal costs incurred in the development of our products which can include a master copy of a book, video or other media, on our balance sheet. As of April 30, 2011, we had $28.3 million in development costs and other, net, on our balance sheet. A majority of these costs are associated with science and reading intervention businesses. The capitalized development costs are subsequently amortized into cost of revenues over the expected sales realization cycle of the products, which is typically five years. During fiscal 2011, we amortized development costs of $5.3 million to expense related to our continuing businesses. We continue to monitor the expected sales realization cycle for each product, and will adjust the remaining expected life of the development costs or recognize an impairment, if warranted.

Goodwill and Intangible Assets, and Long-Lived Assets

At April 30, 2011, goodwill and intangible assets represented approximately 44.8% of our total assets. We review our goodwill and other indefinite life intangible assets for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

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

As discussed in Note 5 to the consolidated financial statements in Item 8 of this report, the Company recorded impairment charges of $411.2 million and $0.2 million related to goodwill and an indefinite-lived tradename intangible, respectively, in connection with the reconsideration event at the end of the first quarter of fiscal 2011. The impairment was determined as part of the fair value assessment of these assets.

Indicators of impairment that were identified during the assessment were a significant decline in our stock price and market capitalization and a decline in our expected future cash flows. The Company’s market capitalization declined approximately 24% during the first quarter of fiscal 2011. In addition, the decline in expected future cash flows was related to the continued deteriorating economic conditions that we believe have resulted in decreased funding of education which, in turn, has caused schools to reduce spending levels. These reductions led to a 23.4% revenue decline in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. During the second, third and fourth quarters of fiscal 2011, the Company reviewed both its current market capitalization and future cash flow projections and concluded no evidence of further impairment existed.

We tested goodwill for impairment by determining the fair value of the Company’s reporting units using a combined income (discounted cash flow) and market approach (guideline public company comparables) valuation model. The details regarding the determination of the fair value of the reporting units, including the key assumptions used in the impairment analysis, are discussed in Item 8, Note 5 of this report. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the estimated recoverability, or impairment, if any, of the asset. Changes in estimates or the application of alternative assumptions could have produced significantly different results.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Our borrowings under our credit facility are primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to have averaged 100 basis points higher during fiscal 2011 and fiscal 2010, pre-tax earnings would have decreased by approximately $3.4 million and $4.0 million respectively. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding. The estimated fair value of long-term debt approximated its carrying value at April 30, 2011 and April 24, 2010, with the exception of our convertible debt, which at April 30, 2011 had a carrying value of $200.0 million and a fair market value of $206.4 million, and at April 24, 2010 had a carrying value of $333.0 million and a fair market value of $324.7 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

School Specialty, Inc.

Greenville, Wisconsin

We have audited the accompanying consolidated balance sheets of School Specialty, Inc. and subsidiaries (the “Company”) as of April 30, 2011 and April 24, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended April 30, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements and consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of School Specialty, Inc. and subsidiaries as of April 30, 2011 and April 24, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

July 1, 2011

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 30, 2011	April 24, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9,821	$21,035
Accounts receivable, less allowance for doubtful accounts of $1,951 and $2,104, respectively	67,442	72,734
Inventories, net	111,266	99,910
Deferred catalog costs	16,639	13,593
Prepaid expenses and other current assets	14,516	14,318
Refundable income taxes	—	1,539
Deferred taxes	—	9,867

Total current assets	219,684	232,996
Property, plant and equipment, net	65,571	66,607
Goodwill	129,390	540,248
Intangible assets, net	155,889	166,552
Development costs and other, net	36,383	33,118
Deferred taxes long-term	10,227	—
Investment in unconsolidated affiliate	20,400	28,299

Total assets	$637,544	$1,067,820

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$98,243	$132,397
Accounts payable	85,639	47,954
Accrued compensation	7,972	7,501
Accrued income taxes	11,855	—
Deferred taxes	4,454	—
Deferred revenue	3,600	4,312
Other accrued liabilities	25,428	30,905

Total current liabilities	237,191	223,069
Long-term debt less current maturities	198,036	199,742
Deferred taxes	—	92,398
Other liabilities	688	1,423

Total liabilities	435,915	516,632

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,290,345 and 24,280,097 shares issued, respectively	24	24
Capital paid-in excess of par value	441,335	436,959
Treasury stock, at cost—5,420,210 and 5,420,210 shares, respectively	(186,637)	(186,637)
Accumulated other comprehensive income	26,390	24,052
(Accumulated deficit)/Retained earnings	(79,483)	276,790

Total shareholders’ equity	201,629	551,188

Total liabilities and shareholders’ equity	$637,544	$1,067,820

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	For the Fiscal Year Ended
	April 30, 2011	April 24, 2010	April 25, 2009
Revenues	$762,078	$896,678	$1,046,980
Cost of revenues	454,557	517,530	618,377

Gross profit	307,521	379,148	428,603
Selling, general and administrative expenses	287,560	304,451	350,919
Impairment Charge	411,390	—	—

Operating income	(391,429)	74,697	77,684

Other (income) expense:
Interest expense	28,157	30,532	30,238
Interest income	—	(66)	(333)
Other	—	—	2,679
Impairment of equity-method investment	6,861	—	—
Expense associated with convertible debt exchange	1,920	—	—

(Loss) income before provision for income taxes	(428,367)	44,231	45,100
(Benefit from) provision for income taxes	(73,132)	17,678	17,972

(Loss) income before (losses) income from investment in unconsolidated affiliate	(355,235)	26,553	27,128

Losses of unconsolidated affiliate	(1,038)	(701)	—
Net (loss) income	$(356,273)	$25,852	$27,128

Weighted average shares outstanding:
Basic	18,870	18,843	18,802
Diluted	18,870	18,874	18,895
Basic (loss) earnings per share of common stock:	(18.88)	1.37	1.44
Diluted (loss) earnings per share of common stock:	(18.88)	1.37	1.44

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 and APRIL 25, 2009

(In Thousands)

	Common Stock		Capital Paid-in Excess of Par Value	Treasury Stock, at Cost	Accumulated Other Comprehensive Income	(Accumulated Deficit) / Retained Earnings	Total Shareholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Dollars
Balance at April 26, 2008	23,631	24	421,895	(171,387)	25,158	223,810	499,500
Issuance of common stock in conjunction with stock option exercises	612	—	3,195				3,195
Tax benefit on option exercises			5,572				5,572
Share-based compensation expense			4,488				4,488
Treasury stock purchases				(15,250)			(15,250)
Foreign currency translation adjustment					(14,354)		(14,354)	(14,354)
Net income						27,128	27,128	27,128

Total comprehensive income								12,774

Balance at April 25, 2009	24,243	24	435,150	(186,637)	10,804	250,938	510,279

Issuance of common stock in conjunction with stock option exercises, net	37	—	117				117
Tax deficiency on option exercises			(756)				(756)
Share-based compensation expense			2,448				2,448
Foreign currency translation adjustment					13,248		13,248	13,248
Net income						25,852	25,852	25,852

Total comprehensive income								39,100

Balance at April 24, 2010	24,280	24	436,959	(186,637)	24,052	276,790	551,188

Issuance of common stock in conjunction with stock option exercises, net	10	—	—				—
Exchange of convertible debt			3,387				3,387
Issuance of convertible debt			(1,302)				(1,302)
Tax deficiency on option exercises			(555)				(555)
Share-based compensation expense			2,846				2,846
Foreign currency translation adjustment					2,338		2,338	2,338
Net loss						(356,273)	(356,273)	(356,273)

Total comprehensive loss								(353,935)

Balance at April 30, 2011	24,290	24	441,335	(186,637)	26,390	(79,483)	201,629

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fiscal Year Ended
	April 30, 2011	April 24, 2010	April 25, 2009
Cash flows from operating activities:
Net income (loss)	$(356,273)	$25,852	$27,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	27,832	26,847	24,315
Amortization of development costs	5,334	5,067	6,401
Loss from unconsolidated affiliate	1,038	701	—
Amortization of debt fees and other	2,162	2,420	1,394
Share-based compensation expense	2,846	2,448	4,488
Impairment of goodwill and intangible assets	411,390	—	—
Impairment of equity-method investment	6,861	—	—
Expense associated with convertible debt exchange	1,920	—	—
Deferred taxes	(89,392)	5,981	6,011
Loss on disposal of property, equipment and other	—	652	490
Non-cash convertible debt interest expense	9,999	13,062	12,033
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Change in amounts sold under receivables securitization, net	—	—	(50,000)
Accounts receivable	5,783	29,008	21,867
Inventories	(11,297)	13,586	22,313
Deferred catalog costs	(3,046)	1,944	(692)
Prepaid expenses and other current assets	1,347	1,417	10,860
Accounts payable	38,430	(9,267)	(8,484)
Accrued liabilities	5,076	(7,659)	(6,910)

Net cash provided by operating activities	60,010	112,059	71,214

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(360)	(11,700)	—
Additions to property, plant and equipment	(15,789)	(13,832)	(11,622)
Proceeds from note receivable	—	700	2,485
Acquisition of intangible and other assets	—	(1,800)	—
Investment in product development costs	(9,052)	(10,035)	(8,523)
Proceeds from disposal of property, plant and equipment	—	2,083	186
Investment in unconsolidated affiliate	—	(2,226)	—

Net cash used in investing activities	(25,201)	(36,810)	(17,474)

Cash flows from financing activities:
Proceeds from bank borrowings	810,600	304,400	680,000
Repayment of debt and capital leases	(720,068)	(356,979)	(725,890)
Redemption of convertible debt	(133,000)	—	—
Purchase of treasury stock	—	—	(15,250)
Payment of debt fees and other	(3,555)	(3,623)	603
Proceeds from exercise of stock options	—	117	3,195
Excess income tax benefit from exercise of stock options	—	—	1,439

Net cash used in financing activities	(46,023)	(56,085)	(55,903)

Net increase (decrease) in cash and cash equivalents	(11,214)	19,164	(2,163)
Cash and cash equivalents, beginning of period	21,035	1,871	4,034

Cash and cash equivalents, end of period	$9,821	$21,035	$1,871

Supplemental disclosures of cash flow information:
Interest paid	$17,137	$14,639	$16,801
Income taxes paid	$4,320	$11,681	$6,750

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In Thousands)

The Company paid cash in connection with certain business combinations accounted for under the purchase method in the fiscal years ended April 30, 2011 and April 24, 2010. There was no cash paid in connection with business combinations during the fiscal year ended April 25, 2009. The fair values of the assets and liabilities of the acquired companies are presented as follows:

	For the Fiscal Year Ended April 30, 2011	For the Fiscal Year Ended April 24, 2010
Accounts receivable	$—	$1,887
Inventories	55	85
Prepaid expenses and other current assets	—	103
Property, plant and equipment	20	137
Goodwill	—	3,242
Intangible assets	285	7,530
Accounts payable	—	(275)
Accrued liabilities	—	(393)
Other liabilities	—	(616)

Net assets acquired	$360	$11,700

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

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

Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in April in each year. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2011,” “fiscal 2010” and “fiscal 2009” refer to the Company’s fiscal years ended April 30, 2011, April 24, 2010 and April 25, 2009, respectively. The year ended April 30, 2011 represents a 53 week year, while the years ended April 24, 2010 and April 25, 2009 represent 52 week years.

Cash and Cash Equivalents

The Company considers cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories, which consist primarily of products held for sale, are stated at the lower of cost or market on a first-in, first-out basis in accordance with FASB ASC Topic 330, “Inventories”. Excess and obsolete inventory reserves recorded were $11,496 and $13,790 as of April 30, 2011 and April 24, 2010, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions and improvements are capitalized, whereas maintenance and repairs are expensed as incurred. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from twenty-five to forty years for buildings and their components and three to fifteen years for furniture, fixtures and equipment. Property and equipment leased under sale-leaseback obligations and capital leases are amortized over the lesser of its useful life or its lease term.

Goodwill and Non-amortizable Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Certain intangible assets including a perpetual license agreement and various trademarks and tradenames are estimated to have indefinite lives and are not subject to amortization. Under FASB ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and indefinite-lived intangible assets are not subject to amortization but rather must be tested for impairment annually or more frequently if events or circumstances indicate they might be impaired. The Company performs the annual impairment test during the first quarter of each fiscal year. Amortizable intangible assets include customer relationships, publishing rights, non-compete agreements, trademarks and tradenames, order backlog and copyrights and are being amortized over their estimated useful lives. As a result of a reconsideration event at the end of the first quarter of fiscal 2011, the Company recorded goodwill and indefinite-lived intangible impairment charges of $411,190 and $200, respectively in fiscal 2011. See note 5 for details of these impairment charges.

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

Development Costs

Development costs represent external and internal costs incurred in the development of a master copy of a book, workbook, video or other supplemental educational materials and products. The Company capitalizes development costs and amortizes these costs into costs of revenues over the lesser of five years or the product’s life cycle in amounts proportionate to expected revenues. At April 30, 2011 and April 24, 2010, net development costs totaled $28,281 and $24,489, respectively, and are included as a component of development costs and other assets, net, in the consolidated balance sheets.

Fair Value of Financial Instruments

In accordance with FASB ASC Topic 825, “Financial Instruments” and FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” the carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, including retained interests in securitized receivables, accounts payable, and accrued liabilities approximate fair value given the short maturity of these instruments. The estimated fair value of the amounts outstanding under the credit facility approximated its carrying value at

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

April 30, 2011 given the variable interest rates included with this facility. The Company’s convertible debt had a carrying value of $200,000 and a fair market value of $206,416 at April 30, 2011, and a carrying value of $333,000 and a fair market value of $324,668 at April 24, 2010, as determined using the closing bid prices as reported on the National Association of Securities Dealers, Inc.’s Portal Market on April 30, 2011 and April 24, 2010, respectively. The Company’s sale-leaseback obligations had a carrying value of $13,559 and $14,325 and a fair market value of $14,827 and $15,792 at April 30, 2011 and April 24, 2010, respectively, as determined using estimated interest rates available at April 30, 2011 and April 24, 2010 for similar long-term borrowings.

U.S. GAAP defines fair value as the price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. U.S. GAAP also classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or input other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

Concentration of Credit Risks

The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are school districts and schools. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2011, 2010 and 2009, no customer represented more than 10% of revenues or accounts receivable.

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

Deferred Catalog Costs

Deferred catalog costs represent costs which have been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. Deferred catalog costs are amortized in amounts proportionate to expected revenues over the life of the catalog, which is one year or less. Amortization expense related to deferred catalog costs is included in the consolidated statements of operations as a component of selling, general and administrative expenses. Such amortization expense for fiscal years 2011, 2010 and 2009 was $20,731, $24,424 and $27,045, respectively.

Restructuring

The Company accounts for restructuring costs associated with both the closure or disposal of distribution centers and severance related to headcount reductions in accordance with FASB ASC Topic 712, “Compensation—Retirement Benefits.” During fiscal 2011, the Company recorded $1,986 of severance expense. During fiscal 2010, the Company recorded $4,010 of severance expense, facility costs and lease terminations. During fiscal 2009, the Company recorded $3,912 of expenses primarily related to severance, facility costs and impairment of non-facility related fixed assets associated with the closing of the Company’s Lyons, New York distribution center. As of April 30, 2011, April 24, 2010 and April 25, 2009, there was $361, $1,526 and $1,445, respectively, of accrued restructuring costs recorded in other accrued liabilities on the consolidated balance sheet primarily related to various cost reduction activities.

Shipping and Handling Costs

In accordance with FASB ASC Topic 605-45-45, “Revenue Recognition—Principal Agent Considerations—Other Presentation,” the Company accounts for shipping and handling costs billed to customers as a component of revenues. The Company accounts for shipping and handling costs incurred as a cost of revenues for shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for shipping and handling costs incurred as a selling, general and administrative expense. The amount of shipping and handling costs included in selling, general and administrative expenses for fiscal years 2011, 2010 and 2009 was $33,635, $34,183 and $46,188, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

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

Share-Based Compensation Expense

The Company accounts for its share-based compensation plans under the recognition and measurement principles of FASB ASC Topic 718, “Compensation—Stock Compensation” and FASB ASC Topic 505, “Equity-Based Payments to Non-Employees”. See Note 13.

NOTE 3—BUSINESS COMBINATIONS

Fiscal 2011

During the fourth quarter of fiscal 2011, the Company completed the acquisition of a portion of the operating assets of Telex, a division of Bosch Security Systems, Inc. for an aggregate purchase price of $360. The assets acquired relate to Telex’s distribution of headphones, earphones, headsets, and their replaceable cords used in the education marketplace. The earphone and headphone models subject to the acquisition are the Discovery, Odyssey, Explorer and 610 models. This business has been integrated into the Company’s Califone business unit within the Educational Resources segment. The results of this acquisition have been included in the accompanying condensed consolidated financial statements since the date of acquisition, would not have had a material effect on the Company’s overall performance on a pro forma basis, and did not have a material effect on the Company’s fiscal 2011 performance.

Fiscal 2010

During the second quarter of fiscal 2010, the Company completed the acquisition of AutoSkill International, Inc. (“AutoSkill”) for an aggregate purchase price of $11,700. This transaction was funded in cash through borrowings under the Company’s credit facility. AutoSkill is a leading education technology company that provides educators with reading and math intervention solutions for struggling students. This business has been integrated into the Company’s Educator’s Publishing Service business within the Accelerated Learning segment. Net assets acquired included $2,075 of current assets, $137 of fixed assets, $7,530 of amortizable intangible assets and $3,242 of goodwill, all of which are deductible for tax purposes. The results of AutoSkill have been included in the accompanying condensed consolidated financial statements since the date of acquisition, would not have had a material effect on the Company’s overall performance on a pro forma basis, and did not have a material effect on the Company’s fiscal 2010 performance.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

NOTE 4—INVESTMENT IN UNCONSOLIDATED AFFILIATE

Investment in unconsolidated affiliate is accounted for under the equity method, and consisted of the following:

	Percent- Owned	April 30, 2011	April 24, 2010
Carson-Dellosa Publishing, LLC	35%	$20,400	$28,299

On November 13, 2009, the Company completed the divestiture of the School Specialty Publishing business unit to Carson-Dellosa Publishing, LLC, a newly-formed business entity. Under the divestiture agreement, the Company combined its publishing unit net assets with those of Cookie Jar Education, Inc. and received a 35% interest, accounted for under the equity method, in Carson-Dellosa Publishing. The fair value of the Company’s total contribution was $29,438, including cash of $2,226, which was materially consistent with the book value of the Company net assets contributed. For the year-ended April 30, 2011, the Company recorded a pre-tax loss of $1,038 resulting from its 35% minority equity interest in Carson-Dellosa Publishing, LLC.

The Company reviews unaudited financial statements on a quarterly basis and audited financial statements on an annual basis for indicators of triggering events or circumstances that indicate a potential impairment. During the fourth quarter of fiscal 2011, the Company evaluated its investment in Carson-Dellosa for impairment and based on updated current forward-looking projections, and concluded it had an other-than-temporary impairment. As such, the Company recorded a $6.9 million impairment in other income (expense) in its Consolidated Statements of Operations. The resulting fair value of $20.4 million was estimated using a discounted cash flow model and is considered a Level 3 fair value measurement due to the use of significant unobservable inputs related to the timing and amount of future equity distributions based on projections of Carson-Dellosa’s future financing structure, contractual and market-based revenues and operating costs.

In performing the impairment assessment, the Company estimated the fair value of its reporting units using the Income Approach (discounted cash flow analysis). The discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of an entity and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting unit and the discount rate. The growth rate used for the terminal value calculation was 5% and the discount rate was 13.9%.

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Losses are reflected in “Losses of unconsolidated affiliate.”

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, including the range of useful lives, excluding goodwill:

April 30, 2011	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,998	$(20,631)	$16,367
Publishing rights (15 to 25 years)	113,260	(28,797)	84,463
Non-compete agreements (3.5 to 10 years)	7,110	(6,471)	639
Tradenames and trademarks (5 to 30 years)	3,504	(1,041)	2,463
Order backlog and other (less than 1 to 13 years)	2,634	(1,807)	827
Perpetual license agreements (10 years)	14,506	(3,496)	11,010

Total amortizable intangible assets	178,012	(62,243)	115,769

Non-amortizable intangible assets:
Tradenames and trademarks	40,120	—	40,120

Total non-amortizable intangible assets	40,120	—	40,120

Total intangible assets	$218,132	$(62,243)	$155,889

April 24, 2010	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,568	$(18,121)	$18,447
Publishing rights (15 to 25 years)	113,260	(23,211)	90,049
Non-compete agreements (3.5 to 10 years)	7,110	(5,877)	1,233
Tradenames and trademarks (5 to 30 years)	3,504	(850)	2,654
Order backlog and other (less than 1 to 13 years)	2,634	(1,576)	1,058
Perpetual license agreements (10 years)	14,506	(1,715)	12,791

Total amortizable intangible assets	177,582	(51,350)	126,232

Non-amortizable intangible assets:
Tradenames and trademarks	40,320	—	40,320

Total non-amortizable intangible assets	40,320	—	40,320

Total intangible assets	$217,902	$(51,350)	$166,552

Intangible asset amortization expense included in selling, general and administrative expenses for fiscal years 2011, 2010 and 2009 was $10,814, $10,738 and $8,431, respectively.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is:

2012	$10,534
2013	$9,959
2014	$9,665
2015	$9,449
2016	$9,258

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

The following information presents changes to goodwill during the two-year period ended April 30, 2011:

	Reporting Units		Educational Resources Segment	Reporting Units					Accelerated Learning Segment	Total
(in $000’s)	Education Resources	Califone		Science	Planning and Student Development	Reading	Publishing	Health
Balance at April 25, 2009	$249,695	$14,852	$264,547	$75,652	$170,353	$14,232	$7,534	$—	$267,771	$532,318
Acquisitions	—	—	—	—	—	3,242	—	—	$3,242	3,242
Divestitures	—	—	—	—	—	—	(7,534)	—	$(7,534)	(7,534)
Currency translation adjustment	—	—	—	—	12,222	—	—	—	$12,222	12,222

Balance at April 24, 2010	$249,695	$14,852	$264,547	$75,652	$182,575	$17,474	$—	$—	$275,701	$540,248

Currency translation adjustment	—	—	—	—	332	—	—	—	$332	332
Impairment losses	(249,695)	—	(249,695)	(55,372)	(106,123)	—	—	—	$(161,495)	(411,190)

Balance at April 30, 2011	$—	$14,852	$14,852	$20,280	$76,784	$17,474	$—	$—	$114,538	$129,390

In accordance with the accounting guidance on goodwill and other intangible assets, the Company performs its impairment test of goodwill at the reporting unit level and indefinite-lived intangible assets at the unit of account level during the first quarter of each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values. The following discussion relates to the goodwill and other intangible assets impairment test performed as a result of the reconsideration event at the end of the first quarter of fiscal 2011.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

In performing the impairment assessment, the Company estimated the fair value of its reporting units using the following valuation methods and assumptions:

1.	Income Approach (discounted cash flow analysis)—the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of an entity and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting units and the discount rate. The growth rates used for the terminal value calculations and the discount rates of the respective reporting units were as follows:

	Terminal Value Growth Rates	Discount Rate
Education Resources	2.0%	12.0%
Califone	2.0%	11.5%
Science	6.0%	14.5%
Planning and Student Development	3.0%	11.9%
Reading	2.0%	13.7%
Health	2.0%	13.7%

2.	Market Approach (market multiples)—this method begins with the identification of a group of peer companies in the same or similar industries as the company reporting unit being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a ratio of enterprise value to projected revenue as appropriate valuation metrics. These two metrics were evenly weighted for the Education Resources, Reading, and Planning and Student Development reporting units. Various operating performance measurements of the reporting unit being valued are then benchmarked against the peer group and a discount rate or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the reporting unit being valued to arrive at an estimate of its fair value. A control premium is then applied to the equity value. The Company selected 11 companies that were deemed relevant to the Planning and Student Development and Reading reporting units and 10 companies that were deemed relevant to the Education Resources and Califone reporting units under the guideline public company method to provide an indication of value. A control premium was then applied to the enterprise value of the reporting unit. The control premium was established based on a review of transactions over an 18 month period. The resulting multiples and control premiums were as follows:

	EBITDA Multiples	Revenue Multiples	Control Premium
Education Resources	8.5x	0.4x	13.4%
Califone	6.5x	N/A	13.4%
Reading	7.1x	2.2x	17.9%
Planning and Student Development	6.4x	1.5x	17.9%

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

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

The Company believed the first quarter was the appropriate quarter for conducting its assessment since the Company’s business is highly seasonal, with approximately 75% of its revenue and over 100% of its net income occurring in the first two quarters of the fiscal year. The Company has historically had much better insight into the projected annual performance during the first quarter due to the timing of school budgets and ordering by schools and school districts. The fiscal 2011 impairment charge was due in part to the continued deterioration of school spending amid the continuation of state budget challenges and school spending cuts. During the first quarter of fiscal 2011, the Company experienced a steeper than expected decline in actual revenue, 23.4%, and operating income, 44.6%, prior to the impact of the impairment charge. Additionally, the Company has experienced a decline in its market capitalization beginning in fiscal 2009 and which continued into the first quarter of fiscal 2011. As of April 24, 2010, the Company’s market capitalization was $463,538, compared to the Company’s book value of $551,188 on that date. As of the end of the first quarter ended July 24, 2010, the Company’s market capitalization had decreased by an additional $109,461 to $354,077. During the second, third and fourth quarters of fiscal 2011, the Company reviewed both its current market capitalization and future cash flow projections and concluded no evidence of further impairment existed.

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

	Educational Resources	Accelerated Learning	Total
Tradenames	$—	$38,890	$38,890
Trademarks	1,430	—	1,430
Impairment loss	(200)	—	(200)

Balance at April 30, 2011:	$1,230	$38,890	$40,120

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 30, 2011	April 24, 2010
Land	$158	$158
Projects in progress	10,326	2,787
Buildings and leasehold improvements	29,867	29,752
Furniture, fixtures and other	90,503	108,968
Machinery and warehouse equipment	39,463	39,397

Total property, plant and equipment	170,317	181,062
Less: Accumulated depreciation	(104,746)	(114,455)

Net property, plant and equipment	$65,571	$66,607

Depreciation expense related to continuing operations for fiscal years 2011, 2010 and 2009 was $17,018, $16,109 and $15,921, respectively.

NOTE 7—DEBT

Long-Term Debt

Long-term debt consists of the following:

	April 30, 2011	April 24, 2010
Credit Agreement, maturing in 2014	91,300	—
3.75% Convertible Subordinated Notes due 2023, issued 2003, net of unamortized discount	—	131,625
3.75% Convertible Subordinated Notes due 2026, issued 2006, net of unamortized discount	97,347	186,183
New 3.75% Convertible Subordinated Notes due 2026, issued 2011, net of unamortized discount	94,074	—
Sale-leaseback obligations, effective rate of 8.97%, expiring in 2020	13,558	14,325
Capital lease obligations	—	6

Total debt	296,279	332,139
Less: Current maturities	(98,243)	(132,397)

Total long-term debt	$198,036	$199,742

Credit Agreement

On February 1, 2006, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement has been terminated as the Company entered into a new Credit Agreement on April 23, 2010. The Amended and Restated Credit Agreement in place throughout fiscal 2010 provided for a $350,000 revolving loan and an available $100,000 incremental term loan. Interest accrued at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 1.75%, or the lender’s base rate

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

plus an applicable margin of up to 0.50%. The Company also paid a commitment fee on the revolving loan of up to 0.375% on unborrowed funds. The Amended and Restated Credit Agreement was secured by substantially all of the assets of the Company and contained certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at April 23, 2010, when the Amended and Restated Credit Agreement was terminated and the new Credit Agreement became effective. The effective interest rate under the Amended and Restated Credit Agreement for fiscal 2010 was 4.57%, which includes amortization of the loan origination fees of $750 and commitment fees on unborrowed funds of $684. The effective interest rate under the Amended and Restated Credit Agreement for fiscal 2009 was 4.90%, which includes amortization of the loan origination fees of $312 and commitment fees on unborrowed funds of $695. The revolving loan provided for a letter of credit sub-facility of up to $15,000, under which no amount was outstanding as of April 23, 2010. As of April 25, 2009, $51,900 was outstanding on the revolving loan and reflected as non-currently maturing, long-term debt in the accompanying balance sheets.

On April 23, 2010, the Company entered into a Credit Agreement which replaced the Company’s previous Amended and Restated Credit Agreement dated as of February 1, 2006. During the fourth quarter of fiscal 2011, the Company amended the Credit Agreement. The amended Credit Agreement matures on April 23, 2014 and provides borrowing capacity of $300,000. This capacity consists of a revolving loan of $175,000 and a delayed draw term loan of up to $125,000, which can be used to refinance a portion of the Company’s convertible notes. To the extent a lesser amount than $125,000 is used on the delay draw term loan, the Company can elect to increase the revolving portion of the facility by the difference. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 4.50%, or the lender’s base rate plus an applicable margin of up to 3.50%. The Company also pays a commitment fee on the revolving loan and delayed draw term loan of 0.50% on unborrowed funds. The effective interest rate under the credit facility for fiscal 2011 was 6.89%, which includes amortization of loan origination fees of $1,015 and commitment fees on unborrowed funds of $1,314. The revolving loan provides for a letter of credit sub-facility of up to $15,000, under which $2,695 was issued and outstanding as of April 30, 2011. As of April 30, 2011, the outstanding balance on the revolving loan of $91,300 was reflected as non-currently maturing, long-term debt in the accompanying consolidated balance sheets. The Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge coverage ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these covenants at April 30, 2011.

The Company closely evaluates its expected ability to remain in compliance with the consolidated total leverage and interest coverage ratios due to the ratios’ sensitivity to the Company’s financial results. The recent economic trends impacting the Company’s performance, such as the decline in school funding which led to a decrease in the Company’s revenue and margins, have put pressure on the Company’s ability to remain in compliance with these ratios. Based on current forecasts reflected in the Company’s most recent guidance, the Company may be unable to maintain compliance with one or both of these financial covenants during fiscal 2012. The Company may need to work with its lenders to secure a waiver or amend such ratios in the near future. Any amendment or waiver would result in additional bank fees and more restrictive terms, and may increase the cost of any future borrowings.

Convertible Notes

FASB ASC Topic 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the market interest rate at debt issuance without the conversion feature. The Company has three convertible debt instruments outstanding during portions of fiscal

2011 that are subject to FASB ASC Topic 470-20. The new standard requires that a fair value be assigned to the

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

equity conversion option of the Company’s $133,000, 3.75% convertible subordinated notes due 2023 (the “2003 Notes”), which were no longer outstanding as of the second quarter of fiscal 2011, the Company’s $100,000, 3.75% convertible subordinated debentures due 2026 (the “2006 Debentures”) and the Company’s new $100,000 3.75% convertible subordinated notes due 2026 (the “New Debentures”) (collectively, the “Convertibles Notes”) as of July 14, 2003, November 22, 2006 and March 1, 2011, respectively, the respective dates of issuance of the Convertible Notes. This change results in a corresponding decrease in the value assigned to the carrying value of the debt portion of the instruments.

The values assigned to the debt portions of the Convertible Notes were determined based on market interest rates for similar debt instruments without the conversion feature as of the respective July 14, 2003, November 22, 2006 and March 1, 2011 issuance dates of the Convertible Notes. The difference in market interest rates versus the coupon rates on the Convertible Notes results in non-cash interest that is amortized into interest expense over the expected terms of the Convertible Notes. For purposes of the valuation, the Company used an expected term of seven years for the Convertible Notes issued on July 14, 2003, an expected term of five years for the Convertible Notes issued on November 22, 2006 and an expected term of four years for the Convertible Notes issued March 1, 2011, which corresponds with the first anniversary date the holders of the respective Convertible Notes originally could put their Convertible Notes back to the Company.

The seven year anniversary occurred on July 30, 2010 for the 2003 Notes. All of the 2003 Notes were repaid during the second quarter of fiscal 2011 using proceeds from the Credit Agreement. The five year anniversary will occur on November 30, 2011 for the 2006 Debentures and the four year anniversary will occur on November 30, 2014 for the New Debentures.

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

On March 1, 2011, the Company entered into separate, privately negotiated exchange agreements under which it retired $100 million in aggregate principal of the then outstanding 2006 Debentures in exchange for the issuance of $100 million in aggregate principal of the New Debentures. The New Debentures will pay interest semi-annually at a rate of 3.75% per year in respect of each $1,000 original principal amount of New Debentures

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

(the “Original Principal Amount”) on each May 30th and November 30th, and the principal will accrete on the principal amount of the New Debentures (including the Original Principal Amount) at a rate of 3.9755% per year, compounding on a semi-annual basis (such principal amount, including any accretions thereon, the “Accreted Principal Amount”). The New Debentures will be convertible, at the option of the Company, into cash or a combination of cash and shares of Company common stock, par value $.001 per share (“Company Common Stock”), upon satisfaction of certain conditions set forth below. The initial conversion rate is 44.2087 shares for each $1,000 of Original Principal Amount (subject to adjustment in certain events), which represents an initial conversion price of approximately $22.62 per share. However, the Company will not issue any shares of Company common stock pursuant to the New Debenture if, after giving affect to such issuance, the aggregate number of shares issued pursuant to the New Debentures would exceed 19.99% of the number of shares of Company Common Stock outstanding as of March 1, 2011, unless the Company first receives the approval of the Company’s shareholders, which the Company has no obligation to seek. The New Debentures will mature on November 30, 2026, unless earlier redeemed, repurchased or converted. Holders of the New Debentures have the option to require the Company to purchase the New Debentures outstanding on November 30, 2014, November 30, 2018 and November 30, 2022 at a price equal to 100% of the Accreted Principal Amount of the New Debentures delivered for repurchase plus any accrued and unpaid interest on the Original Principal Amount of the New Debentures delivered for repurchase. The Company has the right to redeem the New Debentures beginning May 30, 2014 at a price equal to 100% of the Accreted Principal Amount of the New Debentures to be redeemed plus any accrued but unpaid interest on the Original Principal Amount of the New Debentures redeemed.

The following table provides additional information about the Convertible Notes.

	As of April 30, 2011		As of April 24, 2010
($ and shares in thousands, except conversion prices)	New Debentures	2006 Debentures	2003 Notes	2006 Debentures
Carrying amount of the equity component	$6,774	$19,026	$29,854	$38,052
Principal amount of the liability component	100,000	100,000	133,000	200,000
Unamortized discount of liability component	21,826	2,653	1,375	13,817
Net carrying amount of liability component	94,074	97,347	131,625	186,183
Remaining amortization period of discount	43 months	7 months	3 months	19 months
Conversion price	$22.62	$51.39	$40.00	$51.39
Number of shares to be issued upon conversion	4,421	1,946	3,325	3,892
Effective interest rate on liability component	9.5%	8.5%	8.0%	8.5%

The following table presents the associated interest cost related to the Convertible Notes, which consists of both the contractual interest coupon and amortization of the discount on the liability component.

	2003 Notes		New Debentures		2006 Debentures (b)
(in thousands)	Year Ended April 30, 2011	Year Ended April 24, 2010	Year Ended April 30, 2011	Year Ended April 24, 2010	Year Ended April 30, 2011	Year Ended April 24, 2010
Non-cash interest cost (a)	$1,375	$5,236	$846	N/A	$7,778	$7,826
Cash interest cost	1,248	4,974	625	N/A	6,563	7,479

(a)	Amounts represent the impact of adoption of FASB ASC Topic 470-20 on interest expense for the years ended April 24, 2010.
(b)	In the fourth quarter of fiscal 2011, the Company exchanged $100 million in aggregate principal amount of the outstanding $200 million 2006 Debentures for $100 million in aggregate principal amount of the New Debentures.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

The estimated fair value of the Company’s New Debentures and 2006 Debentures, each with an initial face value of $100,000, issued 2011 and 2006, respectively, at April 30, 2011 was approximately $106,166 and $100,250, respectively, and the carrying value was $94,074 and $97,347, respectively. The estimated fair value was determined using Level 2 inputs as described in FASB ASC Topic 825, “Financial Instruments.”

Sale-leaseback Obligations

The Company entered into two sale-leaseback transactions during fiscal 2001 which are accounted for as financings due to a technical default provision within the leases which could allow, under remote circumstances, for continuing ownership involvement by the Company in the two properties.

Maturities of Long-Term Debt

Maturities of long-term debt, including capital lease obligations, for subsequent fiscal years, are as follows:

2012	$98,243
2013	979
2014	186,444
2015	1,171
2016	1,319
Thereafter	8,123

Total maturities of long-term debt	$296,279

The amounts related to the convertible debt in fiscal 2011 and fiscal 2014 have been adjusted for FASB ASC Topic 470-20.

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

This two-step transaction was accounted for as a sale of receivables under the provision of FASB ASC Topic 860, “Transfers and Servicing.” The facility expired on January 28, 2009 and the Company elected to not renew the agreement due to the expected future expenses of the facility compared to other sources of liquidity available to the Company. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $2,679 and are included in other expenses in the consolidated statement of operations for fiscal

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

years 2009. Supplemental information related to the accounts receivable securitization transactions is provided below. Proceeds under accounts receivable securitization and collections as servicer of receivables sold have been netted in the accompanying consolidated statements of cash flows under the caption, “Change in amounts sold under receivables securitization, net.”

Fiscal 2009
Proceeds under accounts receivable securitization	$622,428
Collections as servicer of receivables sold	(672,428)
Retained interest in accounts receivable at end of period	$—
Cash flows from retained interests	553,234

NOTE 9—INCOME TAXES

The provision for income taxes consists of:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Current income tax expense from continuing operations:
Federal	$15,740	$7,010	$6,765
State	654	2,565	2,351
Foreign	(134)	2,122	2,845

Total	16,260	11,697	11,961
Deferred income tax expense from continuing operations
Federal	(83,419)	5,600	6,499
State	(5,960)	497	(468)
Foreign	(13)	(66)	—

Total	(89,392)	5,981	6,011

Total provision for income taxes	$(73,132)	$17,678	$17,972

Deferred taxes are comprised of the following:

	April 30, 2011	April 24, 2010	April 25, 2009
Current deferred tax assets (liabilities):
Inventory	$6,480	$8,240	$8,761
Allowance for doubtful accounts	737	799	1,655
Accrued liabilities	(50)	828	(611)
Convertible debt instruments	(12,596)	—	—
Net operating loss carryforward	975	—	—

Total current deferred tax assets (liabilities)	(4,454)	9,867	9,805

Long-term deferred tax assets (liabilities):
Foreign Tax Credit Carryforward	7,194	—	—
Net operating loss carryforward	2,519	4,793	4,784
Property and equipment	(11,002)	(10,833)	(11,070)
Accrued liabilities	10,327	12,473	14,125
Intangible assets	(2,467)	(64,536)	(59,354)
Investment in noncontrolling interest	4,631	2,061	—
Convertible debt instruments	(975)	(36,356)	(34,594)

Total long-term deferred tax assets (liabilities)	10,227	(92,398)	(86,109)

Net deferred tax assets (liabilities)	$5,773	$(82,531)	$(76,304)

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

At April 30, 2011, the Company has state net operating losses of approximately $70,387, which expire during fiscal years 2012 – 2030. The Company believes that the realization of the deferred tax assets is more likely than not, based on the expectation that the Company will generate the necessary taxable income in future periods and, accordingly, no valuation reserve has been provided. As of April 30, 2011, the Company has no unremitted earnings from foreign investments.

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.3%	4.8%	2.9%
Foreign income tax	0.1%	-0.2%	1.5%
Share-based compensation	0.0%	0.0%	0.2%
Meals and entertainment, inventory donations and other	0.1%	0.4%	0.2%
Goodwill and intangible asset impairment	-19.4%	0.0%	0.0%

Effective income tax rate	17.1%	40.0%	39.8%

The Company files income tax returns with the U.S., various U.S. states, and foreign jurisdictions. The most significant tax return the Company files is with the U.S. The Company’s tax returns are no longer subject to examination by the U.S. for fiscal years before 2007. The Company has various tax audits and appeals in process at any given time. It is not anticipated that any adjustments resulting from tax examinations or appeals would result in a material change to the Company’s financial position or results of operations.

As of April 30, 2011, April 24, 2010 and April 25, 2009, the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, were $688, $1,423 and $1,406, respectively, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

The following table summarizes the activity related to the Company’s gross liability for unrecognized tax benefits:

Balance at April 26, 2008..	$1,662
Increase related to current year tax provision	320
Expiration of that statute of limitations for tax assessments	(57)
Adjustments to provision related to assessments	(519)

Balance at April 25, 2009	$1,406

Increase related to current year tax provision	(2)
Expiration of that statute of limitations for tax assessments	(2)
Adjustments to provision related to assessments	724

Balance at April 24, 2010	$2,126

Increase related to current year tax provision	—
Expiration of that statute of limitations for tax assessments	17
Adjustments to provision related to assessments	(1,455)

Balance at April 30, 2011	$688

NOTE 10—OPERATING LEASE COMMITMENTS

The Company leases various types of warehouse and office facilities and equipment, under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable operating leases for the Company’s fiscal years are as follows:

2012	7,432
2013	6,651
2014	5,415
2015	4,160
2016	3,962
Thereafter	18,622

Total minimum lease payments	$46,242

Rent expense related to continuing operations for fiscal 2011, 2010 and 2009, was $9,453, $9,573 and $10,516, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS

The Company sponsors the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company has the discretion to match a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. In fiscal 2010, the Company amended its 401(k) plan agreement to make the match discretionary. In fiscal 2011 and 2010, the Company did not make any 401(k) match due to the current economic conditions. In fiscal 2009, the Company’s matching contribution expense was $1,927.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

NOTE 12—SHAREHOLDERS’ EQUITY

Share Repurchase Programs

During fiscal 2011 and 2010, the Company did not repurchase any shares of its outstanding common stock. During fiscal 2009, the Company repurchased a total of 498 shares of its outstanding common stock at an aggregate purchase price of $15,250 under a Board of Director approved repurchase authorization. As of April 30, 2011, the Company was authorized to purchase shares of its common stock with an aggregate purchase price up to approximately $34,750 in connection with the share repurchase plan. Under the Credit Agreement entered into by the Company on April 23, 2010, as currently amended, there are various restrictions that would limit the aggregate fair market value of common stock the Company could repurchase to $5,000. However, certain consolidated leverage ratios must be satisfied in order to proceed with any repurchases.

During the four fiscal years ended April 30, 2011, the Company has repurchased a total of 5,420 shares of its issued and outstanding common stock at an aggregate purchase price of $186,637. Common stock acquired through the share repurchase programs is available for general corporate purposes and is reflected as Treasury Stock in the accompanying consolidated balance sheets.

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

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Fiscal 2011:
Basic EPS	$(356,273)	18,870	$(18.88)

Effect of dilutive employee stock options		—
Effect of dilutive non-vested stock units		—

Diluted EPS	$(356,273)	18,870	$(18.88)

Fiscal 2010:
Basic EPS	$25,852	18,843	$1.37

Effect of dilutive employee stock options	—	16
Effect of dilutive non-vested stock units	—	15

Diluted EPS	$25,852	18,874	$1.37

Fiscal 2009 (As Adjusted, See Note 7):
Basic EPS	$27,128	18,802	$1.44

Effect of dilutive employee stock options	—	67
Effect of dilutive non-vested stock units	—	26

Diluted EPS	$27,128	18,895	$1.44

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

The Company had additional employee stock options outstanding of 1,529, 1,514 and 1,518 during fiscal 2011, 2010 and 2009, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

The $133,000, 3.75% convertible subordinated notes had no impact on the Company’s denominator for computing diluted EPS because, although the notes were convertible, the average market price of the Company’s stock during the periods presented was less than the initial conversion price per share. See Note 8.

The $100,000, 3.75% convertible subordinated debentures, 2006 Debentures, had no current impact on the Company’s denominator for computing diluted EPS because conditions under which the debentures may be converted have not been satisfied. See Note 8.

The new $100,000, 3.75% convertible subordinated debentures, New Debentures, had no current impact on the Company’s denominator for computing diluted EPS because conditions under which the debentures may be converted have not been satisfied. See Note 8.

NOTE 13—SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has three share-based employee compensation plans under which awards were outstanding as of April 30, 2011: the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All plans have been approved by the Company’s shareholders. The purpose of the 1998 Plan, the 2002 Plan and the 2008 Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008. Under the 2002 Plan, the maximum number of equity awards available for grant is 1,500 shares. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

A summary of option transactions for fiscal 2009, fiscal 2010 and fiscal 2011 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 26, 2008	2,707	$26.69	1,980	$23.01
Granted	176	27.88
Exercised	(1,086)	16.56
Canceled	(167)	33.46

Balance at April 25, 2009	1,630	$32.87	1,067	$32.29

Granted	313	20.30
Exercised	(122)	17.49
Canceled	(356)	33.33

Balance at April 24, 2010	1,465	$31.35	957	$34.02

Granted	255	18.88
Exercised	(15)	16.06
Canceled	(199)	32.10

Balance at April 30, 2011	1,506	$29.29	988	$33.61

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

The following tables detail supplemental information regarding stock options outstanding at April 30, 2011:

	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding	6.14	$10
Options vested and expected to vest	6.09	9
Options exercisable	4.91	—

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$13.41 – $24.10	617	7.42	$20.14	169	$21.99
$24.11 – $31.58	228	5.75	30.29	167	30.22
$31.59 – $36.82	328	4.58	36.14	319	36.14
$36.83 – $39.71	333	5.58	38.80	333	38.80

	1,506	6.14	$29.29	988	$33.61

Options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. The Company’s option plans allow for the net settlement of the exercise price and related employee tax withholding liabilities for non-qualified stock option exercises. For fiscal 2011, approximately 3 new shares were issued upon the exercise of stock options, 12 shares were tendered to satisfy the exercise price, and zero shares were surrendered to satisfy employee tax liabilities.

During fiscal 2011 and 2010, the Company granted 77 and 78 non-vested stock unit (“NSU”) awards to certain members of the Company’s management under the amended and restated 2002 Plan. The NSUs are performance-based awards that vest at the end of a three-year cycle and will result in the issuance of shares of the Company’s common stock if performance goals are achieved at a threshold level or above. The NSUs will be settled in shares of Company common stock with actual shares awarded ranging from 80% to 200% of the target number of shares based on actual performance. The NSUs granted in fiscal 2011 and fiscal 2010 are subject to a one-year performance metric and three-year vesting period. Company performance was at 88% of the target for the fiscal 2010 awards and the associated expense related to the fiscal 2010 award has been adjusted to 88%, accordingly, and will be recognized over the vesting period which is three years of service from the date of grant. The vesting date for the fiscal 2010 NSU awards will occur on June 22, 2012. The approximate fair value of awards granted during fiscal 2011 and 2010 is $1,468 and $1,590, respectively, provided the performance goals are achieved at the target level. The Company is recognizing share-based compensation expense related to performance-based NSU awards on a straight-line basis over the vesting period adjusted for changes in the expected level of performance. During the fiscal year ended April 30, 2011, the Company recognized expense of $345 ($211 net of tax) related to the NSU awards. During the fiscal year ended April 24, 2010, the Company recognized income of $917 ($561 net of tax) related to the NSU awards. The income was the result of the Company not achieving the threshold level of the performance goals for the fiscal 2008 NSU awards.

During fiscal 2011 and 2010, the Company granted 10 and 7 time-based NSU awards to independent members of the Company’s Board of Directors with an approximate fair value of $194 and $146, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

The awards vest one year from the date of grant and the Company is recognizing share-based compensation expense related to these awards on a straight-line basis over the vesting period. For the fiscal year ended April 30, 2011, 7 new shares were issued upon the vesting of the Board of Director NSUs granted in fiscal 2010. During the fiscal year ended April 30, 2011 and April 24, 2010, the Company recognized $186 ($114 net of tax) and $155 ($95 net of tax) of expense related to these awards, respectively.

During fiscal 2011, the Company awarded 118 time-based restricted stock units (“RSU”) to employees of the Company under the 2008 Plan. The RSUs awarded to senior management vest in cumulative increments of thirty percent after the third year from the date of grant, sixty percent after the fourth year and one-hundred percent after the fifth year. The RSUs awarded to other employees vest in cumulative increments of thirty percent after the second year from the date of grant, sixty percent after the third year and one-hundred percent after the fourth year. The approximate fair value of the awards granted during fiscal 2011 was $2,250. During the fiscal year ended April 30, 2011, the Company recognized $284 ($174 net of tax) of expense related to time-based RSU awards.

During the fiscal years ended April 30, 2011 and April 24, 2010, the Company recognized $2,846 ($2,031 related to stock options, $531 related to NSU awards, and $284 related to RSU awards) and $2,448 ($3,210 related to stock options, net of $762 of income related to NSU awards), respectively, in share-based compensation expense which is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations. The fiscal 2011 and fiscal 2010 income tax benefit recognized related to share-based compensation expense was $1,104 and $960, respectively. The Company recognizes share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards. As of April 30, 2011, total unrecognized share-based compensation expense related to stock options was $2,717, net of estimated forfeitures, total unrecognized share-based compensation expense related to NSUs was $721 and total unrecognized share-based compensation expense related to RSUs was $1,417, which the Company expects to recognize over a weighted average period of approximately two years.

The weighted average fair value of options granted during fiscal 2011, 2010 and 2009, was $6.72, $7.27 and $8.94, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Average-risk free interest rate	2.00%	2.89%	3.25%
Expected volatility	35.01%	33.11%	27.29%
Expected term	5.5 years	5.5 years	5.5 years

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Total intrinsic value of stock options exercised	$61	$824	$15,372
Cash received from stock option exercises	—	117	3,194
Income tax deficiency/benefit from the exercise of stock options	(555)	(756)	5,572

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

NOTE 14—SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Educational Resources and Accelerated Learning, which also constitute its reportable segments. The Company operates principally in the United States, with limited operations in Canada. The Educational Resources segment offers products that include basic classroom supplies and office products, supplemental learning materials, physical education equipment, classroom technology, and furniture. The Accelerated Learning segment is a PreK-12 curriculum-based publisher of proprietary and non-proprietary products in the categories of science, reading and literacy, coordinated school health, and planning and student development. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies. Intercompany eliminations represent intercompany sales primarily from our Accelerated Learning segment to our Educational Resources segment, and the resulting profit recognized on such intercompany sales.

While a significant majority of revenue and assets are derived from the Company’s U.S. operations, we had Canadian revenue of $32,325, $30,703, and $32,313 for fiscal years 2011, 2010, and 2009 respectively, and long-term assets of $28,460, $69,214, and $56,927 for fiscal years 2011, 2010, and 2009 respectively. These long-term assets are primarily Goodwill and Intangible Assets. The majority of the revenue is reflected in the Accelerated Learning segment and all of the assets are in the Accelerated Learning segment.

The following table presents segment information:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Revenues:
Educational Resources	$534,803	$641,048	$737,068
Accelerated Learning Group	226,607	256,157	310,203
Corporate and intercompany eliminations	668	(527)	(291)

Total	$762,078	$896,678	$1,046,980

Operating (loss) income and income before taxes:
Educational Resources (2)	$(222,708)	$63,969	$62,747
Accelerated Learning Group (2)	(130,666)	42,624	58,603
Corporate and intercompany eliminations	(38,055)	(31,896)	(43,666)

Operating (loss) income	(391,429)	74,697	77,684
Interest expense and other	36,938	30,466	32,584

(Loss) income before taxes	$(428,367)	$44,231	$45,100

Identifiable assets:
Educational Resources	$179,689	$422,236	$450,002
Accelerated Learning Group	355,561	517,571	535,622
Corporate assets (1)	102,294	128,013	91,581

Total	$637,544	$1,067,820	$1,077,205

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Depreciation and amortization of intangible assets and development costs:
Educational Resources	$7,257	$7,031	$6,733
Accelerated Learning Group	14,763	15,186	14,547
Corporate	11,146	9,697	9,436

Total	33,166	31,914	30,716

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$1,338	$1,559	$1,942
Accelerated Learning Group	11,447	20,177	8,832
Corporate	12,355	11,461	9,371

Total	25,140	33,197	20,145

(1)	Identifiable corporate assets include distribution related assets of $26,930, $29,993 and $24,345, as of April 30, 2011, April 24, 2010 and April 25, 2009, respectively, for which depreciation is allocated to the Educational Resources segment. Depreciation expense allocated to Educational Resources segment was $2,513, $2,972 and $3,107 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.
(2)	In the first quarter of fiscal 2011, the Company recorded an impairment charge related to its goodwill and indefinite-lived intangible assets of $249,895 and $161,495 in its Educational Resources and Accelerated Learning Segments, respectively.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company determined, based on an ongoing state tax audit, that the Delta Education, LLC (“Delta”) subsidiary had a liability to the state that survived the Company’s acquisition of Delta in fiscal 2006. The Company has estimated the potential exposure for this liability, including interest and net of federal tax benefit, to be a range of $2,300 to $7,600, depending upon the resolution of certain outstanding issues related to the liability. The Company’s best estimate of this liability is $4,000. The final determination of the amount of the liability due is not expected to be finalized until fiscal 2011, or thereafter. The Company is continuing to negotiate with the state, and it may have claims against various third parties to recover some or all of the amount of the liability.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

NOTE 16—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for fiscal 2011 and fiscal 2010:

	Fiscal 2011
	First	Second	Third	Fourth	Total
Revenues	$252,984	$291,879	$89,859	$127,356	$762,078
Gross profit	108,072	117,522	32,949	48,978	307,521
Operating income (loss)	(381,166)	38,204	(26,220)	(22,247)	(391,429)
Earnings (loss) from continuing operations, net of income taxes	(331,627)	18,235	(19,200)	(22,643)	(355,235)
Equity in earnings (losses) of unconsolidated affiliate, net of tax	—	(135)	(950)	47	(1,038)
Net income (loss)	(331,627)	18,100	(20,150)	(22,596)	(356,273)

Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$(17.58)	$0.96	$(1.07)	$(1.20)	$(18.88)

Total	$(17.58)	$0.96	$(1.07)	$(1.20)	$(18.88)

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$(17.58)	$0.96	$(1.07)	$(1.20)	$(18.88)

	Fiscal 2010
	First	Second	Third	Fourth	Total
Revenues	$330,367	$346,146	$103,126	$117,039	$896,678
Gross profit	142,791	143,105	42,418	50,834	379,148
Operating income (loss)	54,539	56,660	(22,591)	(13,911)	74,697
Earnings (loss) from continuing operations, net of income taxes	28,429	29,597	(18,210)	(13,263)	26,553
Equity in earnings (losses) of unconsolidated affiliate, net of tax	—	—	(241)	(460)	(701)
Net income (loss)	28,429	29,597	(18,451)	(13,723)	25,852

Basic earnings per share of common stock:
Earnings (loss) from continuing operations	$1.51	$1.57	$(0.98)	$(0.73)	$1.37

Total	$1.51	$1.57	$(0.98)	$(0.73)	$1.37

Diluted earnings per share of common stock:
Earnings (loss) from continuing operations	$1.51	$1.57	$(0.98)	$(0.73)	$1.37

Total	$1.51	$1.57	$(0.98)	$(0.73)	$1.37

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2011.

The Company’s internal control over financial reporting as of April 30, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated July 1, 2011, which is included herein.

Changes in Internal Controls

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 23, 2011, under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 23, 2011, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d)	We have adopted a Code of Ethics that applies to our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is posted on our internet website at www.schoolspecialty.com. We intend to satisfy the disclosure requirement under Item 406 of Regulation S-K by posting such information on our internet website.

(e)	There were no material changes in fiscal 2011 to the procedures by which the Company’s shareholders may recommend nominees to the Company’s Board of Directors.

(f)	The Company has a separately-designated standing Audit Committee of its Board of Directors. The Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements. The Audit Committee currently consists of three members, including Mr. Trucksess (Chairman), Mr. Lay and Ms. Dout, each of whom is “independent” under the listing standards of the Nasdaq Stock Market. Mr. Trucksess, Mr. Lay and Ms. Dout have each been determined by the Board of Directors to be an “audit committee financial expert” for purposes of the SEC’s rules. The Audit Committee has adopted, and the Board of Directors has approved, a charter for the Audit Committee. The Audit Committee held four meetings in fiscal 2011.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 23, 2011, under the captions “Executive Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 23, 2011, under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation Discussion and Analysis,” which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 23, 2011, under the captions “Related Party Transactions” and “Corporate Governance,” which information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 23, 2011, under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements (See Part II, Item 8).

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 30, 2011 and April 24, 2010

Consolidated Statements of Operations for the fiscal years ended April 30, 2011, April 24, 2010 and April 25, 2009

Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 30, 2011, April 24, 2010 and April 25, 2009

Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2011, April 24, 2010 and April 25, 2009

Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedule (See Exhibit 99.1).

Schedule for the fiscal years ended April 30, 2011, April 24, 2010 and April 25, 2009: Schedule II—Valuation and Qualifying Accounts.

(a)(3)    Exhibits.

See (b) below

(b)    Exhibits.

See the Exhibit Index, which is incorporated by reference herein

(c)    Financial Statements Excluded from Annual Report to Shareholders.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 1, 2011.

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

Name	Title	Date

/s/ DAVID J. VANDER ZANDEN David J. Vander Zanden	Chief Executive Officer and Director (Principal Executive Officer)	July 1, 2011

/s/ DAVID N. VANDER PLOEG David N. Vander Ploeg	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 1, 2011

/s/ TERRY L. LAY Terry L. Lay	Chairman of the Board	July 1, 2011

/s/ JONATHAN J. LEDECKY Jonathan J. Ledecky	Director	July 1, 2011

/s/ EDWARD C. EMMA Edward C. Emma	Director	July 1, 2011

/s/ HERBERT A. TRUCKSESS, III Herbert A. Trucksess, III	Director	July 1, 2011

/s/ JACQUELINE F. WOODS Jacqueline F. Woods	Director	July 1, 2011

/s/ A. JACQUELINE DOUT A. Jacqueline Dout	Director	July 1, 2011

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Articles of Incorporation of School Specialty, Inc., incorporated herein by reference to Appendix B of the School Specialty, Inc. definitive Proxy Statement dated July 24, 2000.

3.2	Articles of Amendment dated August 18, 2009, incorporated herein by reference to Exhibit 3.2 to School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2010.

3.3	Amended and Restated By-Laws of School Specialty, Inc., Effective as of November 16, 2010 incorporated herein by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K dated November 16, 2010.

4.1	Amended & Restated Credit Agreement dated as of February 1, 2006 among School Specialty, Inc. and the guarantors and lenders named therein, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

4.2	Amended and Restated Security Agreement dated as of February 1, 2006 given by School Specialty, Inc. and the other grantors named therein and Bank of America, N.A. as Collateral Agent, incorporated herein by reference to Exhibit 4.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

4.3	Pledge Agreement dated February 1, 2006 given by School Specialty, Inc. and the other pledgors named therein to Bank of America, N.A. as Collateral Agent, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2006.

4.4	Consent dated June 5, 2006 to the Amended & Restated Credit Agreement dated as of February 1, 2006 (Exhibit 4.2), incorporated herein by reference to Exhibit 4.1 of School Specialty Inc.’s Quarterly Report on Form 10-Q for the period ended July 29, 2006.

4.5	Indenture by and between School Specialty, Inc. and The Bank of New York Trust Company, N.A. dated as of November 22, 2006, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Current Report on Form 8-K dated November 22, 2006.

4.6	First Amendment dated December 3, 2007, to the Amended & Restated Credit Agreement dated as of February 1, 2008 among School Specialty, Inc. and the guarantors and lenders named therein, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 26, 2008.

4.7	Consent and Second Amendment dated June 10, 2009, to the Amended and Restated Credit Agreement dated as of February 1, 2006, among School Specialty, Inc. and the guarantors and lenders named therein, incorporated by reference to Exhibit 4.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 25, 2009.

4.8	Certain other long-term debt as described in the Notes to Consolidated Financial Statements. School Specialty, Inc. agrees to furnish the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in the Notes to Consolidated Financial Statements and not filed herewith.

4.9	Credit Agreement dated as of April 23, 2010 among School Specialty, Inc. and the guarantors and lenders named therein, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Current Report on Form 8-K dated April 23, 2010.

4.10	Security Agreement dated as of April 23, 2010 given by School Specialty, Inc. and the other grantors named therein and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Current Report on Form 8-K dated April 23, 2010.

Exhibit Number	Document Description
4.11	Pledge Agreement dated as of April 23, 2010 given by School Specialty, Inc. and the other pledgors named therein and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 4.2 of School Specialty, Inc.’s Current Report on Form 8-K dated April 23, 2010.

4.12	First Amendment, dated as of February 16, 2011, to the Credit Agreement dated as of April 23, 2010 among School Specialty, Inc. and the guarantors and lenders named therein, incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K dated as of February 16, 2011.

4.13	Form of Indenture dated as of March 1, 2011 between School Specialty, Inc. and The Bank of New York Mellon Trust Company, N.A., incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of February 23, 2011.

10.1*	Employment Agreement dated November 5, 2002, effective September 1, 2002, between David J. Vander Zanden and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.2*	Employment agreement dated December 6, 2005 between Steven Korte and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 29, 2006.

10.3*	Employment agreement dated April 21, 2008 between David Vander Ploeg and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated April 16, 2008.

10.4*	Amended and Restated 1998 Stock Incentive Plan, amended as of May 5, 2008, incorporated herein by reference to Exhibit 10.6 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 26, 2008.

10.5*	Amended and Restated 2002 Stock Incentive Plan, amended as of May 5, 2008, incorporated herein by reference to Exhibit 10.7 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 26, 2008.

10.6*	Amended and Restated School Specialty, Inc. Incentive Bonus Plan, amended as of June 13, 2007, incorporated by reference to Appendix A of School Specialty, Inc.’s Proxy Statement on Schedule 14A for the 2007 Annual Meeting filed on July 24, 2007.

10.7*	School Specialty, Inc. 2008 Equity Incentive Plan, incorporated herein by reference to Appendix A to the Company’s Proxy Statement in Schedule 14A for the Company’s 2008 Annual Meeting filed on July 10, 2008.

10.8*	Form of non-employee Director non-vested stock unit (NSU) agreement under the Amended and Restated School Specialty, Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 26, 2008.

10.9*	Amendment to Employment Agreement for David J. Vander Zanden, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K filed June 27, 2011.

Exhibit Number	Document Description
10.10*	Amendment to Employment Agreement for David N. Vander Ploeg, incorporated herein by reference to Exhibit 10.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

10.11*	Amendment to Employment Agreement for Steven F. Korte, incorporated herein by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

10.12	Agreement between School Specialty, Inc. and MSD Capital, L.P., dated as of April 11, 2006, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated April 11, 2006.

10.13*	Employment agreement dated March 15, 2010 between Richmond Y. Holden and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated March 5, 2010.

10.14*	Employment Agreement dated August 28, 2007 between Rachel P. McKinney and School Specialty, Inc, incorporated herein by reference to Exhibit 10.18 to School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2010.

10.15*	Amendment to Employment Agreement dated December 31, 2008 for Rachel P. McKinney, incorporated herein by reference to Exhibit 10.19 to School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2010.

10.16	Form of Exchange Agreement dated as of March 1, 2011, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of February 23, 2011.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

21.1	Subsidiaries of School Specialty, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule13a-14(a)/15d-14(a) Certification, by Chief Executive Officer.

31.2	Rule13a-14(a)/15d-14(a) Certification, by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

99.1	Schedule II—Valuation and Qualifying Accounts.

*	Management contract or compensatory plan or arrangement.