Form 10-Q
period 2011-07-30
SCHOOL SPECIALTY INC
filed 2011-09-07
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2011
Common Stock, $0.001 par value	18,990,535

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2011

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	July 30, 2011	April 30, 2011	July 24, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,927	$9,821	$8,586
Accounts receivable, less allowance for doubtful accounts of $2,788, $1,951 and $3,178, respectively	194,507	67,442	177,888
Inventories	121,526	111,266	126,828
Deferred catalog costs	11,206	16,639	10,268
Prepaid expenses and other current assets	15,584	14,516	16,115
Deferred taxes	1,875	—	9,866

Total current assets	348,625	219,684	349,551
Property, plant and equipment, net	62,268	65,571	64,672
Goodwill	129,091	129,390	126,786
Intangible assets, net	153,218	155,889	163,541
Development costs and other	36,063	36,383	33,134
Deferred taxes long-term	7,012	10,227	—
Investment in unconsolidated affiliate	20,380	20,400	28,299

Total assets	$756,657	$637,544	$765,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$42,765	$98,243	$133,809
Accounts payable	125,554	85,639	126,169
Accrued compensation	8,903	7,972	10,764
Deferred revenue	4,348	3,600	5,466
Accrued income taxes	13,856	11,855	4,264
Deferred taxes	—	4,454	—
Other accrued liabilities	37,583	25,428	37,458

Total current liabilities	233,009	237,191	317,930
Long-term debt - less current maturities	306,926	198,036	201,587
Deferred taxes	—	—	27,867
Other liabilities	688	688	1,423

Total liabilities	540,623	435,915	548,807

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,300,545, 24,290,345 and 24,290,345 shares issued, respectively	24	24	24
Capital paid-in excess of par value	442,764	441,335	437,513
Treasury stock, at cost - 5,420,210, 5,420,210 and 5,420,210 shares, respectively	(186,637)	(186,637)	(186,637)
Accumulated other comprehensive income	25,818	26,390	21,113
(Accumulated deficit)	(65,935)	(79,483)	(54,837)

Total shareholders’ equity	216,034	201,629	217,176

Total liabilities and shareholders’ equity	$756,657	$637,544	$765,983

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	July 30, 2011	July 24, 2010

Revenues	$276,084	$252,984
Cost of revenues	164,808	144,912

Gross profit	111,276	108,072
Selling, general and administrative expenses	79,776	77,848
Impairment charge	—	411,390

Operating income/(loss)	31,500	(381,166)

Other expense:
Interest expense	7,912	8,130
Expense associated with convertible debt exchange	1,090	—

Income/(loss) before provision for income taxes	22,498	(389,296)
Provision for (benefit from) income taxes	8,928	(57,669)

Income/(loss) before investment in unconsolidated affiliate	13,570	(331,627)

Equity in losses of investment in unconsolidated affiliate	(20)	—

Net income/(loss)	$13,550	$(331,627)

Weighted average shares outstanding:
Basic	18,873	18,864
Diluted	18,925	18,864

Net Income/(Loss) per Share:
Basic	$0.72	$(17.58)
Diluted	$0.72	$(17.58)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Three Months Ended
	July 30, 2011	July 24, 2010
Cash flows from operating activities:
Net income/(loss)	$13,550	$(331,627)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	7,218	6,988
Amortization of development costs	1,602	1,537
Amortization of debt fees and other	1,248	625
Impairment charge	—	411,390
Equity in losses of investment in unconsolidated affiliate	20	—
Share-based compensation expense	517	827
Deferred taxes	(3,728)	(64,712)
Expense associated with convertible debt exchange	1,090	—
Non-cash convertible debt interest expense	2,453	3,436
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	(127,066)	(105,190)
Inventories	(10,259)	(26,921)
Deferred catalog costs	5,433	3,325
Prepaid expenses and other current assets	(1,069)	(259)
Accounts payable	39,793	77,721
Accrued liabilities	15,573	15,181

Net cash used in operating activities	(53,625)	(7,679)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,265)	(2,410)
Investment in product development costs	(1,954)	(2,181)

Net cash used in investing activities	(3,219)	(4,591)

Cash flows from financing activities:
Proceeds from bank borrowings	176,500	35,400
Repayment of debt and capital leases	(123,887)	(35,579)
Payment of debt fees and other	(1,663)	—

Net cash provided by/(used in) financing activities	50,950	(179)

Net decrease in cash and cash equivalents	(5,894)	(12,449)
Cash and cash equivalents, beginning of period	9,821	21,035

Cash and cash equivalents, end of period	$3,927	$8,586

Supplemental disclosures of cash flow information:
Interest paid	$5,001	$4,168
Income taxes paid	$10,687	$636

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature unless otherwise noted) considered necessary for a fair presentation have been included. The balance sheet at April 30, 2011 has been derived from School Specialty, Inc.’s (“School Specialty” or the “Company”) audited financial statements for the fiscal year ended April 30, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

NOTE 2 – INCOME TAXES

The Company files income tax returns with the U.S., various U.S. states, and foreign jurisdictions. The most significant tax return the Company files is with the U.S. The Company’s tax returns are no longer subject to examination by the U.S. for fiscal years before 2007. The Company has various state tax audits and appeals in process at any given time. It is not anticipated that any adjustments resulting from tax examinations or appeals would be material to the Company’s financial position or results of operations.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at July 30, 2011, April 30, 2011 and July 24, 2010, was $688, $688 and $1,423, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

NOTE 3 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Changes in condensed consolidated shareholders’ equity during the three months ended July 30, 2011 and July 24, 2010 were as follows:

Shareholders’ equity balance at April 30, 2011	$201,629
Net income	13,550
Share-based compensation expense	517
Convertible debt exchange	938
Income tax deficiency from stock options	(28)
Foreign currency translation adjustment	(572)

Shareholders’ equity balance at July 30, 2011	$216,034

Shareholders’ equity balance at April 24, 2010	$551,188
Net (loss)	(331,627)
Share-based compensation expense	827
Income tax deficiency from stock options	(273)
Foreign currency translation adjustment	(2,939)

Shareholders’ equity balance at July 24, 2010	$217,176

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Comprehensive income/(loss) for the periods presented in the condensed consolidated statements of operations was as follows:

	For the Three Months Ended
	July 30, 2011	July 24, 2010
Net income/(loss)	$13,550	$(331,627)
Foreign currency translation adjustment	(572)	(2,939)

Total comprehensive income/(loss	$12,978	$(334,566)

NOTE 4 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income/(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended July 30, 2011:
Basic EPS	$13,550	18,873	$0.72

Effect of dilutive stock options		—
Effect of dilutive non-vested stock and restricted share units		52

Diluted EPS	$13,550	18,925	$0.72

Three months ended July 24, 2010:
Basic and diluted EPS	$(331,627)	18,864	$(17.58)

The Company had additional stock options outstanding of 1,690 and 1,524 during the three months ended July 30, 2011 and July 24, 2010, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

The remaining $42,500, 3.75% 2006 Debentures, had no current impact on the Company’s denominator for computing diluted EPS because conditions under which the debentures may be converted have not been satisfied. See Note 9.

The $157,500, 3.75% convertible subordinated debentures, had no current impact on the Company’s denominator for computing diluted EPS because conditions under which the debentures may be converted have not been satisfied. See Note 9.

NOTE 5 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has three share-based employee compensation plans under which awards were outstanding as of July 30, 2011: the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All plans have been approved by the Company’s shareholders. The purpose of the 1998 Plan, the 2002 Plan and the 2008 Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

grants may be made under the 1998 Plan, which expired on June 8, 2008. Under the 2002 Plan, the maximum number of equity awards available for grant is 1,500 shares. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

A summary of option activity during the three months ended July 30, 2011 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 30, 2011	1,506	$29.29	988	$33.61
Granted	451	13.78
Exercised	—	—
Canceled	(32)	24.44

Balance at July 30, 2011	1,925	$25.73	1,116	$32.25

The following tables detail supplemental information regarding stock options outstanding at July 30, 2011:

	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value

Options outstanding	6.91	$—
Options vested and expected to vest	6.81	—
Options exercisable	5.25	—

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price
$13.41 - $19.04	717	9.51	$15.64	66	$18.84
$19.05 - $29.48	397	5.99	22.33	263	23.08
$29.49 - $36.01	305	5.06	33.35	286	33.50
$36.02 - $39.71	506	5.07	38.10	501	38.12

	1,925	6.91	$25.73	1,116	$32.25

Options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. The Company’s option plans allow for the net settlement of the exercise price and related employee tax withholding liabilities for non-qualified stock option exercises. For the three months ended July 30, 2011, no shares were issued upon the exercise of stock options.

During first quarter of fiscal 2011, the Company granted 77 non-vested stock unit (“NSU”) awards to members of the Company’s management under the 2002 Plan. There were no NSU awards granted to the Company’s management in the first quarter of fiscal 2012. The NSUs are performance-based and vest at the end of a three-year cycle and will result in an issuance of shares of the Company’s common stock if

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

targeted metrics are achieved at a threshold level or above. The NSUs will be settled in shares of Company common stock with actual shares awarded ranging from 80% of the target number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The approximate fair value of awards granted during the three months ended July 24, 2010 was $1,468, assuming the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to performance-based NSU awards on a straight-line basis over the vesting period adjusted for changes in the expected level of performance. During the three months ended July 30, 2011 and July 24, 2010, the Company recognized $86 ($52 net of tax) and $209 ($128 net of tax) of expense related to performance-based NSU awards, respectively.

During the first quarters of fiscal 2012 and 2011, the Company granted 14 and 10 time-based NSU awards to non-employee directors of the Company with an approximate fair value of $194 and $194, respectively. The awards vest one year from the date of grant and the Company is recognizing share-based compensation expense related to time-based NSU awards on a straight-line basis over the vesting period. During the three months ended July 30, 2011 and July 24, 2010, the Company recognized $52 ($32 net of tax) and $37 ($23 net of tax) of expense related to time-based NSU awards, respectively.

During the first quarter of fiscal 2011, the Company awarded 118 time-based restricted stock units (“RSU”) to employees of the Company under the 2002 Plan. There were no RSU awards granted to the Company’s senior management or other employees in the first quarter of fiscal 2012. The RSUs awarded to senior management vest over a five-year period, thirty percent after the third year, sixty percent (cumulative) after the fourth year and one-hundred percent (cumulative) after the fifth year. The RSUs awarded to other employees vest over a four year period, thirty percent after the second year, sixty percent (cumulative) after the third year and one-hundred percent (cumulative) after the fourth year. The approximate fair value of the awards granted during the three months ended July 24, 2010 was $2,250. During the three months ended July 30, 2011 and July 24, 2010, the Company recognized $116 ($71 net of tax) and $27 ($11 net of tax) of expense related to time-based RSU awards, respectively.

During the three months ended July 30, 2011 and July 24, 2010, the Company recognized $517 ($263 related to stock options, $138 related to NSU awards and $116 related to RSU awards) and $827 ($554 related to stock options, $246 related to NSU awards and $27 related to RSU awards), respectively, in share-based compensation expense, which is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The income tax benefit recognized related to share-based compensation expense was $201 and $321 for the three months ended July 30, 2011 and July 24, 2010, respectively.

The Company recognizes share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of performance for performance-based awards. During the three months ended July 30, 2011 and July 24, 2010, total unrecognized share-based compensation expense related to stock options was $4,206 and $4,594, net of estimated forfeitures, total unrecognized share-based compensation expense related to NSUs was $432 and $2,130 and total unrecognized share-based compensation expense related to RSUs was $1,353 and $1,815, respectively. The Company expects to recognize this expense over a weighted average period of approximately 3.1 years.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The weighted average fair value of options granted during the three months ended July 30, 2011 and July 24, 2010 was $5.04 and $6.78, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended
	July 30, 2011	July 24, 2010
Average-risk free interest rate	2.11%	2.00%
Expected volatility	35.96%	34.97%
Expected term	5.5 years	5.5 years

	For the Three Months Ended
	July 30, 2011	July 24, 2010
Total intrinsic value of stock options exercised	$—	$61
Cash received from stock option exercises	$—	$0
Income tax deficiency from stock options	$(28)	$(273)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

July 30, 2011	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,972	$(21,218)	$15,754
Publishing rights (15 to 25 years)	113,260	(30,200)	83,060
Non-compete agreements (3.5 to 10 years)	5,481	(4,956)	525
Tradenames and trademarks (10 to 30 years)	3,504	(1,089)	2,415
Order backlog and other (less than 1 to 13 years)	2,284	(1,515)	769
Perpetual license agreements (10 years)	14,506	(3,931)	10,575

Total amortizable intangible assets	176,007	(62,909)	113,098

Non-amortizable intangible assets:
Tradenames and trademarks	40,120	—	40,120

Total non-amortizable intangible assets	40,120	—	40,120

Total intangible assets	$216,127	$(62,909)	$153,218

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

April 30, 2011	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,998	$(20,631)	$16,367
Publishing rights (15 to 25 years)	113,260	(28,797)	84,463
Non-compete agreements (3.5 to 10 years)	7,110	(6,471)	639
Tradenames and trademarks (10 to 30 years)	3,504	(1,041)	2,463
Order backlog and other (less than 1 to 13 years)	2,634	(1,807)	827
Perpetual license agreements (10 years)	14,506	(3,496)	11,010

Total amortizable intangible assets	178,012	(62,243)	115,769

Non-amortizable intangible assets:
Tradenames and trademarks	40,120	—	40,120

Total non-amortizable intangible assets	40,120	—	40,120

Total intangible assets	$218,132	$(62,243)	$155,889

July 24, 2010	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,488	$(18,691)	$17,797
Publishing rights (15 to 25 years)	113,260	(24,608)	88,652
Non-compete agreements (3.5 to 10 years)	7,110	(6,091)	1,019
Tradenames and trademarks (10 to 30 years)	3,504	(898)	2,606
Order backlog and other (less than 1 to 13 years)	2,634	(1,633)	1,001
Perpetual license agreements (10 years)	14,506	(2,160)	12,346

Total amortizable intangible assets	177,502	(54,081)	123,421

Non-amortizable intangible assets:
Tradenames and trademarks	40,120	—	40,120

Total non-amortizable intangible assets	40,120	—	40,120

Total intangible assets	$217,622	$(54,081)	$163,541

Intangible asset amortization expense included in selling, general and administrative expense for the three months ended July 30, 2011 and July 24, 2010 was $2,659 and $2,768, respectively.

Intangible asset amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2012 is estimated to be:

Fiscal 2012 (nine months remaining)	$7,891
Fiscal 2013	9,959
Fiscal 2014	9,665
Fiscal 2015	9,448
Fiscal 2016	9,257
Fiscal 2017	8,503

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following information presents changes to goodwill during the period beginning July 24, 2010 through July 30, 2011:

	Reporting Units			Reporting Units
	Education Resources	Califone	Educational Resources Segment	Science	Planning and Student Development	Reading	Health	Accelerated Learning Segment	Total
Balance at July 24, 2010
Goodwill	$249,695	$14,852	264,547	$75,652	$180,303	$17,474	$—	273,429	537,976
Accumulated impairment losses	$(249,695)	$—	(249,695)	$(55,372)	$(106,123)			(161,495)	(411,190)

	$—	$14,852	$14,852	$20,280	$74,180	$17,474	$—	$111,934	$126,786

Fiscal 2011 Activity:
Currency translation adjustment	—	—	—	—	2,604	—	—	2,604	2,604

Balance at April 30, 2011
Goodwill	$249,695	$14,852	264,547	$75,652	$182,907	$17,474	$—	276,033	540,580
Accumulated impairment losses	$(249,695)	$—	(249,695)	$(55,372)	$(106,123)	$—	$—	(161,495)	(411,190)

	$—	$14,852	$14,852	$20,280	$76,784	$17,474	$—	$114,538	$129,390

Fiscal 2012 Activity:
Currency translation adjustment	—	—	—	—	(299)	—	—	(299)	(299)

Balance at July 30, 2011
Goodwill	$249,695	$14,852	264,547	$75,652	$182,608	$17,474	$—	275,734	540,281
Accumulated impairment losses	$(249,695)	$—	(249,695)	$(55,372)	$(106,123)	$—	$—	(161,495)	(411,190)

	$—	$14,852	$14,852	$20,280	$76,485	$17,474	$—	$114,239	$129,091

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

According to ASC Topic 350-20-20, a reporting unit is the level at which goodwill impairment is tested and can be an operating segment or one level below an operating segment, also known as a component. ASC Topic 350-20-35-34 states that a component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available for segment management to regularly review the operating results of that component. As of April 30, 2011, the Company had six reporting units, four of which had goodwill balances. The Educational Resources segment consists of the Education Resources and Califone reporting units. The Accelerated Learning segment consists of the Science, Planning and Student Development, Reading, and Health reporting units. The goodwill for each reporting unit is shown in the table above.

The accounting guidance requires a two-step method for determining goodwill impairment. In the first step, the Company determined the fair value of the reporting unit, generally by utilizing a combination of the income approach (weighted 90%) and the market approach (weighted 10%) derived from comparable public companies. The Company believes that each approach has its merits. However, in the instances where the Company has utilized both approaches, the Company has weighted the income approach more heavily than the market approach because the Company believes that management’s assumptions generally provide greater insight into the reporting unit’s fair value. This fair value determination was categorized as level 3 in the fair value hierarchy pursuant to FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. The estimated fair value of the reporting units is dependent on several significant assumptions, including earnings projections and discount rates.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

During the first quarter of fiscal 2012, the Company performed its annual goodwill and indefinite-lived intangible asset impairment test. The Company reviewed both its current market capitalization and future cash flow projections and concluded no evidence of impairment existed in both goodwill and indefinite-lived intangible assets.

In performing the impairment assessment, the Company estimated the fair value of its reporting units using the following valuation methods and assumptions:

1.	Income Approach (discounted cash flow analysis) – the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of an entity and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting units and the discount rate. The growth rates used for the terminal value calculations and the discount rates of the respective reporting units were as follows:

	May 1, 2011
	Terminal Value Growth Rates	Discount Rate
Education Resources	2.0%	12.4%
Califone	2.0%	11.2%
Science	6.0%	13.8%
Planning and Student Development	3.0%	13.8%
Reading	2.0%	14.7%
Health	2.0%	13.8%

2.	Market Approach (market multiples) – this method begins with the identification of a group of peer companies in the same or similar industries as the company reporting unit being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a ratio of enterprise value to projected revenue as appropriate valuation metrics. These two metrics were evenly weighted for the Education Resources, Reading, and Planning and Student Development reporting units. Various operating performance measurements of the reporting unit being valued are then benchmarked against the peer group and a discount rate or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the reporting unit being valued to arrive at an estimate of its fair value. A control premium is then applied to the equity value. The Company selected 7 companies that were deemed relevant to the Planning and Student Development and Reading reporting units and 5 companies that were deemed relevant to the Education Resources and Califone reporting units under the guideline public company method to provide an indication of value. A control premium was then applied to the enterprise value of the reporting unit. The control premium was established based on a review of transactions over an 18 month period. The resulting multiples and control premiums were as follows:

	May 1, 2011
	EBITDA Multiples	Revenue Multiples	Control Premium
Education Resources	8.5x	0.4x	12.4%
Califone	6.5x	N/A	12.4%
Reading	7.1x	2.2x	17.4%
Planning and Student Development	6.4x	1.5x	17.4%

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company did not use the market approach for the Science reporting unit because of the variability in revenue due to the curriculum adoption schedule. The Company did not use the market approach for the Health reporting unit because of the lack of financial history.

Based upon the assessment of goodwill impairment performed in the first quarter of fiscal 2011, the Education Resources, Science and Planning and Student Development reporting units failed step one of the goodwill impairment test, requiring a step two analysis with respect to those reporting units. In step two, the Company allocated the fair value of the reporting units to all of the assets and liabilities of the reporting units, including any unrecognized intangible assets, in a hypothetical calculation to determine the implied fair value of the goodwill. The impairment charge, if any, is measured as the difference between the implied fair value of goodwill and its carrying value.

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

The Company believes the first quarter is the appropriate quarter for conducting its assessment since the Company’s business is highly seasonal, with approximately 75% of its revenue and over 100% of its net income occurring in the first two quarters of the fiscal year. The Company has much better insight into the projected annual performance during the first quarter due to the timing of school budgets and ordering by schools and school districts. The fiscal 2011 impairment charge was due in part to the continued deterioration of school spending amid the continuation of state budget challenges and school spending cuts. During the first quarter of fiscal 2011, the Company experienced a significant decline in actual revenue of 23.4% and operating income of 44.6% prior to the impact of the impairment charge. Additionally, the Company experienced a decline in its market capitalization beginning in fiscal 2009 and which continued into the first quarter of fiscal 2011. As of April 24, 2010, the Company’s market capitalization was $463,538, compared to the Company’s book value of $551,188 on that date. As of the end of the first quarter ended July 24, 2010, the Company’s market capitalization had decreased by an additional $109,461 to $354,077.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

The investment in unconsolidated affiliate is accounted for under the equity method, and consisted of the following as of July 30, 2011:

	Percent- Owned	July 30, 2011	April 30, 2011	July 24, 2010
Carson- Dellosa Publishing, LLC	35%	$20,380	$20,400	$28,299

On November 13, 2009, the Company completed the divestiture of the School Specialty Publishing business unit to Carson-Dellosa Publishing, LLC, a newly-formed business entity. Under the divestiture agreement, the Company combined its publishing unit net assets with those of Cookie Jar Education, Inc. and received a 35% interest, accounted for under the equity method, in Carson-Dellosa Publishing. The fair value of the Company’s total contribution was $29,438, including cash of $2,226, which was materially consistent with the book value of the Company net assets contributed. For the first quarter ended July 30, 2011, the Company recorded a pre-tax loss of $20 resulting from its 35% minority equity interest in Carson-Dellosa Publishing, LLC.

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Losses are reflected in “Equity in losses of investment in unconsolidated affiliate” on the condensed consolidated statement of operations.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 30, 2011	April 30, 2011	July 24, 2010
Land	$158	$158	$158
Projects in progress	6,956	10,326	3,980
Buildings and leasehold improvements	29,908	29,867	29,828
Furniture, fixtures and other	94,869	90,503	109,879
Machinery and warehouse equipment	39,476	39,463	39,486

Total property, plant and equipment	171,367	170,317	183,331
Less: Accumulated depreciation	(109,099)	(104,746)	(118,659)

Net property, plant and equipment	$62,268	$65,571	$64,672

Depreciation expense for the three months ended July 30, 2011 and July 24, 2010 was $4,559 and $4,220, respectively.

NOTE 9 – DEBT

Credit Agreement

On April 23, 2010, the Company entered into a Credit Agreement which replaced the Company’s previous Amended and Restated Credit Agreement dated as of February 1, 2006. The second amendment to the Credit Agreement provided the Company the availability to exchange at least $50,000 in aggregate principal amount of the Company’s 2006 Debentures and provided that the delay draw term commitments will be permanently reduced by the amount of the 2006 Debentures so exchanged. The amended Credit Agreement matures on April 23, 2014 and provides borrowing capacity of $242,500. This capacity consists of a revolving loan of $175,000 and a delayed draw term loan of up to $67,500, which can be used to refinance a portion of the Company’s convertible notes. To the extent a lesser amount than $67,500 is used on the delay draw term loan, the Company can elect to increase the revolving portion of the facility by the difference.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Interest on borrowings under the Credit Agreement accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 4.50%, or the lender’s base rate plus an applicable margin of up to 3.50%. The Company also pays a commitment fee on the revolving loan of up to 0.50% on unborrowed funds. The effective interest rate under the credit facility for the first quarter of fiscal 2012 was 6.22%, which includes amortization of loan origination fees of $368 and commitment fees on unborrowed funds of $175. The revolving loan provides for a letter of credit sub-facility of up to $15,000, under which $2,695 was issued and outstanding as of July 30, 2011. As of July 30, 2011, the outstanding balance on the revolving loan of $144,000 was reflected as non-currently maturing, long-term debt in the accompanying consolidated balance sheets. The Credit Agreement is secured by substantially all of the assets of the Company and contained certain financial covenants, including a consolidated total and senior leverage ratio, which are waived for the first and second quarter of fiscal 2012, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures. A minimum Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) financial covenant is in effect for the first and second quarters of fiscal 2012. The Company was in compliance with financial covenants as of July 30, 2011.

The Company closely evaluates its expected ability to remain in compliance with the consolidated total leverage ratio, interest coverage ratio and minimum EBITDA due to the ratios’ sensitivity to the Company’s financial results. The recent economic trends impacting the Company’s performance, such as the decline in school funding which led to a decrease in the Company’s revenue and margins, have put pressure on the Company’s ability to remain in compliance with these ratios. Based on current forecasts reflected in the Company’s most recent guidance, the Company expects to maintain compliance with these financial covenants during fiscal 2012. If the Company was unable to maintain compliance with these covenants, the Company would work with its lenders to secure a waiver or amend such ratios in the near future. Any amendment or waiver would result in additional bank fees and more restrictive terms, and may increase the cost of any future borrowings.

Convertible Notes

FASB ASC Topic 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the market interest rate at debt issuance without the conversion feature. The Company had three convertible debt instruments outstanding during portions of fiscal 2011 and 2012 that are subject to FASB ASC Topic 470-20. The standard requires that a fair value be assigned to the equity conversion option of (1) the Company’s $133,000, 3.75% convertible subordinated notes due 2023 (the “2003 Notes”), which were issued on July 14, 2003 and no longer outstanding as of the second quarter of fiscal 2011; (2) the Company’s $200,000, 2006 Debentures issued November 22, 2006 (of which $42,500 in aggregate principal amount are currently outstanding); (3) the Company’s $100,000, 2011 Debentures, which were issued on March 1, 2011; and (4) the additional $57,500, 2011 Debentures, which were issued on July 7, 2011 (collectively, the “Convertible Notes”). This change results in a corresponding decrease in the value assigned to the carrying value of the debt portion of the instruments.

The values assigned to the debt portions of the Convertible Notes were determined based on market interest rates for similar debt instruments without the conversion feature as of the respective July 14, 2003, November 22, 2006, March 1, 2011 and July 7, 2011, issuance dates of the Convertible Notes. The difference in market interest rates versus the coupon rates on the Convertible Notes results in non-cash interest that is amortized into interest expense over the expected terms of the Convertible Notes. For purposes of the valuation, the Company used an expected term of seven years for the Convertible Notes issued on July 14, 2003, an expected term of five years for the Convertible Notes issued on November 22, 2006 and an expected term of four years for the Convertible Notes issued March 1, 2011 and July 7, 2011, which corresponds with the date the holders of the respective Convertible Notes originally could put their Convertible Notes back to the Company.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The put date occurred on July 30, 2010 for the 2003 Notes. All of the 2003 Notes were repaid during the second quarter of fiscal 2011 using proceeds from the Credit Agreement. The put date will occur on November 30, 2011 for the 2006 Debentures and the put date will occur on November 30, 2014 for the 2011 Debentures.

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

On November 22, 2006, the Company issued $200,000 in aggregate principal amount of the 2006 Debentures, of which $42,500 remain outstanding as of July 30, 2011. The 2006 Debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. In connection with any such conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of debentures to be converted or the Company’s total conversion obligation, and will deliver, at its option, cash or shares of its common stock in respect of the remainder, if any, of its conversion obligation. The initial conversion rate is .0194574 shares per $1 principal amount of debentures, which represents an initial conversion price of approximately $51.39 per share. The debentures are redeemable at the Company’s option on or after November 30, 2011. On November 30, 2011, 2016 and 2021 and upon the occurrence of certain circumstances, holders will have the right to require the Company to repurchase all or some of the debentures.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

On March 1, 2011 and July 7, 2011, the Company entered into separate, privately negotiated exchange agreements under which it retired $100,000 and $57,500, respectively, in aggregate principal of the then outstanding 2006 Debentures in exchange for the issuance of $100,000 and $57,500, respectively, in aggregate principal of the 2011 Debentures. The 2011 Debentures will pay interest semi-annually at a rate of 3.75% per year in respect of each $1,000 original principal amount of 2011 Debentures (the “Original Principal Amount”) on each May 30th and November 30th, and the principal will accrete on the principal amount of the 2011 Debentures (including the Original Principal Amount) at a rate of 3.9755% per year, compounding on a semi-annual basis (such principal amount, including any accretions thereon, the “Accreted Principal Amount”). The 2011 Debentures will be convertible, at the option of the Company, into cash or a combination of cash and shares of Company common stock, par value $.001 per share (“Company Common Stock”), upon satisfaction of certain conditions set forth below. The initial conversion rate is 44.2087 shares for each $1,000 of Original Principal Amount (subject to adjustment in certain events), which represents an initial conversion price of approximately $22.62 per share. However, the Company will not issue any shares of Company common stock pursuant to the 2011 Debentures if, after giving effect to such issuance, the aggregate number of shares issued pursuant to the 2011 Debentures would exceed 19.99% of the number of shares of Company Common Stock outstanding as of March 1, 2011, unless the Company first receives the approval of the Company’s shareholders, which the Company has no obligation to seek. The 2011 Debentures will mature on November 30, 2026, unless earlier redeemed, repurchased or converted. Holders of the 2011 Debentures have the option to require the Company to purchase the 2011 Debentures outstanding on November 30, 2014, November 30, 2018 and November 30, 2022 at a price equal to 100% of the Accreted Principal Amount of the 2011 Debentures delivered for repurchase plus any accrued and unpaid interest on the Original Principal Amount of the 2011 Debentures delivered for repurchase. The Company has the right to redeem the 2011 Debentures beginning May 30, 2014 at a price equal to 100% of the Accreted Principal Amount of the 2011 Debentures to be redeemed plus any accrued but unpaid interest on the Original Principal Amount of the 2011 Debentures redeemed.

The estimated fair value of the Company’s $42,500, $100,000 and $57,500 convertible subordinated notes at July 30, 2011 was approximately $42,075, $100,780 and $57,949, respectively and the carrying value was $41,849, $95,368 and $55,124, respectively. The estimated fair value was determined using Level 2 inputs as described in FASB ASC Topic 820, “Fair Value Measurements and Disclosures”.

NOTE 10 – SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Educational Resources and Accelerated Learning, which also constitute its reportable segments. The Company operates principally in the United States, with limited operations in Canada. The Educational Resources segment offers products that include basic classroom supplies and office products, supplemental learning materials, physical education equipment, classroom technology, and furniture. The Accelerated Learning segment is a PreK-12 curriculum-based publisher of proprietary and non-proprietary products in the categories of science, reading and literacy, coordinated school health, and planning and student development. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies as included in the Company’s Form 10-K dated April 30, 2011. Intercompany eliminations represent intercompany sales primarily from our Accelerated Learning segment to our Educational Resources segment, and the resulting profit recognized on such intercompany sales.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended
	July 30, 2011	July 24, 2010

Revenues:
Educational Resources	$186,064	$175,418
Accelerated Learning	89,853	77,399
Corporate and intercompany eliminations	167	167

Total	$276,084	$252,984

Operating income (loss) and income (loss) before taxes:
Educational Resources	$16,164	$(230,494)
Accelerated Learning	25,693	(140,868)
Corporate and intercompany eliminations	(10,357)	(9,804)

Operating income (loss)	31,500	(381,166)
Interest expense and other	9,002	8,130

Income (loss) before provision for income taxes	$22,498	$(389,296)

	July 30, 2011	July 24, 2010
Identifiable assets (as of quarter end):
Educational Resources	$253,756	$251,737
Accelerated Learning	403,809	400,480
Corporate assets	99,092	113,766

Total	$756,657	$765,983

	Three Months Ended
	July 30, 2011	July 24, 2010

Depreciation and amortization of intangible assets and development costs:
Educational Resources	$1,607	$1,772
Accelerated Learning	4,079	4,028
Corporate	3,134	2,725

Total	$8,820	$8,525

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$192	$349
Accelerated Learning	2,262	2,726
Corporate	765	1,516

Total	$3,219	$4,591

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company determined, based on an ongoing state tax audit, that the Delta Education, LLC (“Delta”) subsidiary had a liability to the state that survived the Company’s acquisition of Delta in fiscal 2006. The Company has estimated the potential exposure for this liability, including interest and net of federal tax benefit, to be a range of $2,300 to $7,600, depending upon the resolution of certain outstanding issues related to the liability. The Company’s best estimate of this liability is $4,000. The final determination of the amount of the liability due is not expected to be finalized until later in fiscal 2012, or thereafter. The Company is continuing to negotiate with the state, and it may have claims against various third parties to recover some or all of the amount of the liability.

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

The six month comparison is especially important in comparing results of fiscal 2012 to the results of fiscal 2011. This is due to the fact that one of the Company’s largest shipping weeks, the last week of calendar July, fell within the second quarter of fiscal 2011. However, due to the 53 week 2011 fiscal year, the calendar weeks of fiscal 2012 have shifted such that the last week of calendar July is included within fiscal 2012’s first quarter. This “shift in weeks” for our seasonal business resulted in higher revenue in the first quarter, due to timing, at the expense of second quarter revenue. Total revenue for the full back to school season (first six months of the fiscal year) will be comparable. The shift in weeks only impacts revenue and gross profit, but does not have a significant impact on selling, general and administrative (“SG&A”) expenses, other than the variable costs within SG&A.

During the first quarter of fiscal 2012, consolidated revenues increased 9.1% over the first quarter of fiscal 2011. The Educational Resources segment and the Accelerated Learning segment had revenue increases in the quarter of 6.1% and 16.1%, respectively. The aforementioned shift in weeks accounted for approximately $18 million of additional revenue in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. Adjusting for the shift in weeks, revenue grew approximately 1.7% over the first quarter of fiscal 2011. Gross margin was 40.3% for the first quarter of fiscal 2012, down 240 basis points from the comparable quarter last year. This decline is related primarily to competitive pricing pressures and cost increases within the Educational Resources segment and customer incentives and product mix within the Accelerated Learning segment.

SG&A decreased as a percentage of revenues to 28.9% in the first quarter of fiscal 2012 as compared to 30.8% in the first quarter of fiscal 2011. The decrease in SG&A as a percentage of revenue is due to staffing reductions within the Company. Total permanent headcount is down approximately 5 percent in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. Total SG&A increased by $2.0 million in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. The increase in SG&A is due to an increase in variable costs, such as transportation, warehouse and selling, associated with the increase in revenue.

Operating income was $31.5 million for the first quarter of fiscal 2012, an increase of $412.7 million from the prior year quarter which included a $411.4 million goodwill and other intangibles asset impairment charge. Net income was $13.6 million in the first quarter of fiscal 2012, an increase of $345.2 million from the prior year quarter.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues on a historical basis concerning the Company’s results of operations for the three months ended July 30, 2011 and July 24, 2010:

	Three Months Ended
	July 30, 2011	July 24, 2010

Revenues	100.0%	100.0%
Cost of revenues	59.7	57.3

Gross profit	40.3	42.7
Selling, general and administrative expenses	28.9	30.8
Impairment Charge	—	162.6

Operating income/(loss)	11.4	(150.7)
Interest expense, net	2.9	3.2
Expense associated with convertible debt exchange	0.4	—

Income/(loss) before provision for income taxes	8.1	(153.9)
Provision for (benefit from) income taxes	3.2	(22.8)

Earnings/(loss) from continuing operations	4.9%	(131.1)%

Three Months Ended July 30, 2011 Compared to Three Months Ended July 24, 2010

Revenues

Revenues increased 9.1% from $253.0 million for the three months ended July 24, 2010 to $276.1 million for the three months ended July 30, 2011.

Educational Resources segment revenues increased 6.1% from $175.4 million for the three months ended July 24, 2010 to $186.1 million for the three months ended July 30, 2011. Both periods are comprised solely of sales to external parties. Approximately $9 million of the total segment revenue increase was timing between the first and second quarter as one of the Company’s historically strongest shipping weeks, the last week of calendar July, fell in this year’s first quarter versus the second quarter of fiscal 2011. Excluding the shift in weeks, revenue increased approximately $2 million as compared to the first quarter of fiscal 2011. Based on the segments order rate trends during the first quarter, the Company believes the prior fiscal year to be the low point of education funding and demand and that school spending may have stabilized.

Accelerated Learning segment revenues increased 16.1% from $77.4 million for the three months ended July 24, 2010 to $89.9 million for the three months ended July 30, 2011. Both periods are comprised solely of sales to external parties. The aforementioned shift in weeks in fiscal 2012 accounted for approximately $10 million of the total segment revenue increase. Excluding the shift in weeks, revenue increased approximately $3 million as compared to the first quarter of fiscal 2011. The Company’s Science unit accounted for the increase in revenue in the first quarter of fiscal 2012 as compared to fiscal 2011 on stronger open territory sales of the Foss science curriculum.

Gross Profit

Gross profit increased 3.0% from $108.1 million for the three months ended July 24, 2010 to $111.3 million for the three months ended July 30, 2011. The increase in consolidated revenue accounted for the $3.2 million increase in gross profit. Gross margin declined 240 basis points from 42.7% for the three months ended July 24, 2010 to 40.3% for the three months ended July 30, 2011. Competitive pricing pressures, customer incentives and cost increases accounted for the decline in gross margin in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. Partially offsetting the gross margin decline was a shift in product mix between the Company’s segments. This shift contributed approximately 40 basis points of additional gross margin. The Accelerated Learning segment generates higher gross margin due to its curriculum-based products than the Educational Resources segment and accounted for 32.5% of the consolidated revenue in the first quarter of fiscal 2012 compared to 30.6% of the consolidated revenue in the first quarter of fiscal 2011.

Educational Resources segment gross profit decreased $1.7 million from $62.1 million for the three months ended July 24, 2010 to $60.4 million for the three months ended July 30, 2011. Gross margin decreased by 290 basis points from 35.4% in the first quarter of fiscal 2011 to 32.5% in the first quarter of fiscal 2012. Approximately 100 basis points of the decline was related to price discounting in response to competitive pressures. Higher freight costs attributable to fuel prices and substitutions of higher cost domestic products to meet an increase in demand of products typically sourced overseas reduced gross margin by 85 basis points. The remaining difference in gross margin is related to inflationary cost pressures and mix. The Company expects the gross margin rate of decline to lessen in the second quarter.

Accelerated Learning segment gross profit increased $4.9 million from $45.3 million for the three months ended July 24, 2010 to $50.2 million for the three months ended July 30, 2011. Gross margin decreased by 270 basis points from 58.5% in the first quarter of fiscal 2011 to 55.8% in the first quarter of fiscal 2012 due to increased customer incentives within the agendas business and the mix of products within the agenda and reading business.

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

SG&A increased $2.0 million from $77.8 million in the first quarter of fiscal 2011 to $79.8 million in the first quarter of fiscal 2012. As a percent of revenue, SG&A decreased from 30.8% for the three months ended July 24, 2010 to 28.9% for the three months ended July 30, 2011. SG&A attributable to the Educational Resources and Accelerated Learning segments increased a combined $1.4 million and Corporate SG&A increased $0.6 million in the first quarter as compared to last year’s first quarter. The increase in Corporate SG&A was related primarily to incremental depreciation related to the Company’s investment in information technology over the past years.

Educational Resources segment SG&A increased $1.6 million, or 3.8%, from $42.7 million for the three months ended July 24, 2010 to $44.3 million for the three months ended July 30, 2011. Approximately $1 million of the increase was due to variable costs such as transportation, warehousing, and selling expenses associated with increased revenues. In addition, the segment had an increase of $2.1 million in its marketing costs primarily associated with an increase in catalog circulation. These increases were partially offset by severance and other related charges incurred in the first quarter of fiscal 2011. Educational Resources segment SG&A decreased as a percent of revenues from 24.3% for the three months ended July 24, 2010 to 23.8% for the three months ended July 30, 2011. The reduction in SG&A as a percent of revenue is reflective of the impact of the leverage in fixed SG&A costs from revenue increases.

Accelerated Learning segment SG&A decreased $0.2 million, or 0.8%, from $24.7 million for the three months ended July 24, 2010 to $24.5 million for the three months ended July 30, 2011. Accelerated Learning segment SG&A decreased as a percent of revenues from 31.9% for the three months ended July 24, 2010 to 27.2% for the three months ended July 30, 2011. The reduction in SG&A as a percent of revenue reflects the impact of the leverage in fixed SG&A costs from revenue increases.

Impairment

In the first quarter of fiscal 2011, the Company recorded $411.4 million of impairment charges pursuant to its goodwill and indefinite-lived intangible asset impairment assessment. The goodwill impairment charge was $411.2 million, which consisted of $249.7 million, $55.4 million and $106.1 million for the Education Resources, Science and Planning and Student Development reporting units, respectively. An impairment of $0.2 million was related to an indefinite-lived tradename intangible. There were no impairment charges based on the Company’s goodwill assessment in the first quarter of fiscal 2012.

Interest Expense

Net interest expense decreased $0.2 million from $8.1 million for the three months ended July 24, 2010 to $7.9 million for the three months ended July 30, 2011. Approximately $0.9 million of the decrease in interest expense was related to the non-cash interest expense associated with the Company’s convertible notes. This was partially offset by an increase in the amortization of debt fees which was attributable to debt restructuring.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $9.2 million in the first quarter of fiscal 2012 compared to a benefit for income taxes of $57.7 million for the first quarter of fiscal 2011. The effective tax rate in the first quarter of fiscal 2012 was 39.8% compared to 14.8% for the first quarter of fiscal 2011. The prior year income tax benefit includes $66.5 million of income tax benefit related to the $411.4 million goodwill and non-amortizable intangible asset impairment. Due to the significant impact the impairment charge had on the prior year’s quarter effective rate, the Company believes the tax benefit and the effective tax rate excluding the $411.4 million impairment charge are more meaningful comparisons to fiscal 2012. Excluding the impairment impact, the tax provision in the first quarter of fiscal 2011 was $8.8 million as compared with $9.2 million in the first quarter of fiscal 2012. The increase is related to an increase in earnings before tax. Excluding impairment, the effective tax rate was 39.8% in the first quarter of fiscal 2011 and the first quarter of fiscal 2012.

Liquidity and Capital Resources

At July 30, 2011, we had working capital of $115.6 million. Our capitalization at July 30, 2011 was $565.7 million and consisted of total debt of $349.7 million and shareholders’ equity of $216.0 million.

On April 23, 2010, the Company entered into a Credit Agreement which replaced the Company’s previous Amended and Restated Credit Agreement dated as of February 1, 2006. During both the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, the Company amended the Credit Agreement. The amended Credit Agreement matures on April 23, 2014 and provides borrowing capacity of $242.5 million. This capacity consists of a revolving loan of $175 million and a delayed draw term loan of up to $67.5 million, which can be used to refinance a portion of the Company’s convertible notes. To the extent a lesser amount than $67.5 million is used on the delay draw term loan, the Company can elect to increase the revolving portion of the facility by the difference. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 4.50%, or the lender’s base rate plus an applicable margin of up to 3.50%. The Company also pays a commitment fee on the revolving loan of up to 0.50% on unborrowed funds. The effective interest rate under the credit facility for the first quarter of fiscal 2012 was 6.22%, which includes amortization of loan origination fees of $0.4 million and commitment fees on unborrowed funds of $0.2 million. The revolving loan provides for a letter of credit sub-facility of up to $15 million, under which $2.7 million was issued and outstanding as of July 30, 2011. As of July 30, 2011, the outstanding balance on the revolving loan of $144 million was reflected as non-currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. The Credit Agreement is secured by substantially all of the assets of the Company and contained certain financial covenants, including a consolidated total and senior leverage ratio, which are waived for the first and second quarter of fiscal 2012, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures. For the first and second quarter of fiscal 2012, a minimum Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is required. The Company was in compliance with the minimum EBITDA requirement as of July 30, 2011.

The Company closely evaluates its expected ability to remain in compliance with the consolidated total leverage ratio, interest coverage ratio and minimum EBITDA due to the ratios’ sensitivity to the Company’s financial results. The recent economic trends impacting the Company’s performance, such as the decline in school funding which led to a decrease in the Company’s revenue and margins, have put pressure on the Company’s ability to remain in compliance with these ratios. Based on current forecasts reflected in the Company’s most recent guidance, the Company expects to maintain compliance with these financial covenants during fiscal 2012. If the Company was unable to maintain compliance with these covenants, the Company would work with its lenders to secure a waiver or amend such ratios in the near future. Any amendment or waiver would result in additional bank fees and more restrictive terms, and may increase the cost of any future borrowings.

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

In November 2006, we sold $200.0 million of convertible subordinated debentures due 2026, (“the 2006 Debentures”), of which $42.5 million remained outstanding as of July 30, 2011. The 2006 Debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. In connection with any such conversion, we will deliver cash equal to the lesser of the aggregate principal amount of 2006 Debentures to be converted and our total conversion obligation, and will deliver, at our option, cash or shares of our common stock in respect of the remainder, if any, of our conversion obligation. The initial conversion rate is 19.4574 shares per $1,000 principal amount of 2006 Debentures, which represents an initial conversion price of approximately $51.39 per share. The debentures are redeemable at our option on or after November 30, 2011. On November 30, 2011, 2016 and 2021 and upon the occurrence of certain circumstances, holders will have the right to require us to repurchase all or some of the 2006 Debentures.

On March 1, 2011 and July 7, 2011, we exchanged $100.0 million and $57.5 million, respectively, in aggregate principal amount of the outstanding 2006 Debentures, for $100.0 million and $57.5 million, respectively, in aggregate principal amount of convertible debentures also due November 30, 2026, (“the 2011 Debentures”). The 2011 Debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. Principal will accrete on the 2011 Debentures at a rate of 3.9755% per year, compounding on a semi-annual basis. In connection with any such conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of 2011 Debentures to be converted and the Company’s total conversion obligation, and will deliver, at its option, cash or shares of the Company’s common stock in respect of the remainder, if any, of the Company’s conversion obligation. The initial conversion rate is 44.2087 shares per $1,000 principal amount of 2011 Debentures, which represents an initial conversion price of approximately $22.62 per share. The 2011 Debentures are redeemable at the Company’s option on or after May 30, 2014. On November 30, 2014, 2018 and 2022 and upon the occurrence of certain circumstances, holders will have the right to require us to repurchase all or some of the 2011 Debentures.

Net cash used in operating activities increased by $46.1 million to $53.8 million in the first quarter of fiscal 2012 as compared to $7.7 million used in the first quarter of fiscal 2011. The net use of cash in operating activities during the first quarter is indicative of the highly seasonal nature of our business, with the majority of purchases and other operating cash outflows occurring in the first and second quarters of the fiscal year and the majority of cash receipts occurring in the second and third quarters of the fiscal year. The increase is a result of planned early inventory purchases made during the fourth quarter of fiscal 2011 and the subsequent payments of the related accounts payable.

Net cash used in investing activities decreased by $1.4 million to $3.2 million in the first quarter of fiscal 2012 as compared to $4.6 million for the first quarter of fiscal 2011. Additions to property, plant and equipment decreased $1.1 million from the first quarter of fiscal 2011 to $1.3 million in the first quarter of fiscal 2012. Product development spending remained flat at approximately $2 million in the first quarter of fiscal 2011 and the first quarter of fiscal 2012, primarily as a result of a reduction in capital spending by the Company. The Company is committed to the ongoing investment in the development of curriculum-based products.

Cash flows provided by financing activities increased by $51.3 million from net cash flows used in financing activities of $0.2 million in the first quarter of fiscal 2011 to net cash flows provided by financing activities of $51.1 million in the first quarter of fiscal 2012. The increase was used to fund cash used in operations. In the first quarter of fiscal 2012, the Company’s total borrowings increased by $14.3 million as compared to the first quarter of fiscal 2011.

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

Critical Accounting Policies

Goodwill and Intangible Assets, and Long-Lived Assets.

As discussed in Item 1, Note 6 of these condensed consolidated financial statements, in the first quarter of fiscal 2011 the Company recorded impairment charges of $411.2 million and $0.2 million related to goodwill and an indefinite-lived tradename intangible, respectively. The impairments were determined as part of the fair value assessment of these assets.

In the first quarter of fiscal 2012, the Company performed its annual impairment test. We tested goodwill for impairment by determining the fair value of the Company’s reporting units using a combined income (discounted cash flow) and market approach (guideline public company comparables) valuation model. The details regarding the determination of the fair value of the reporting units, including the key assumptions used in the impairment analysis, are discussed in Item 1, Note 6 of this report. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the estimated recoverability, or impairment, if any, of the asset. Changes in estimates or the application of alternative assumptions could have produced significantly different results.

The fair value assessment in the first quarter of fiscal 2012 of the reporting units with goodwill (Califone, Reading, Science and Planning and Student Development) indicated that the goodwill balances of these reporting units were not impaired as the fair value exceeded the carrying value of the units. Since the modification of assumptions used in the valuation model can have a significant impact on the fair value, the Company performed a sensitivity analysis assuming a 100 basis point increase in the discount rate and a 100 basis point decrease in the terminal growth rate. The Company believes these assumptions have the most sensitivity in the valuation model. The results of this sensitivity analysis are as follows:

Decrease in fair value	100 basis point increase in discount rate	100 basis point decrease in terminal growth rate
Califone	$3.5 million	$1.7 million
Science	$19.0 million	$9.6 million
Planning and Student Development	$13.8 million	$6.9 million
Reading	$6.6 million	$2.7 million

Because the valuation of the Califone, Reading and Planning and Student Development reporting units concluded the fair value exceeded carrying value by $13.3 million, $42.2 million and $49.1 million, respectively, the decreases in fair value for the sensitivity analysis would not have impaired the goodwill assessment of these three reporting units. A 100 basis point increase in the discount rate for the Science reporting unit would result in the carrying value of the unit exceeding the fair value by $5.4 million. Because step two of the impairment was not required for this reporting unit, any potential goodwill impairment resulting from a 100 basis point increase in the discount rate may be greater or less than the excess of carrying value over fair value indicated by this sensitivity analysis.

Forward-Looking Statements

Statements in this Quarterly Report which are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, future acquisitions, capital expenditures, adequacy of capital resources and ability to comply with financial covenants; and (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues” or similar expressions.

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by us or on our behalf, in this Quarterly Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

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

Changes in Internal Control

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no material changes in litigation matters subject to the Company in the first quarter of fiscal 2012.

ITEM 1A. Risk Factors

The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in the fiscal 2011 Annual Report on Form 10-K.

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

September 7, 2011	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
Chief Executive Officer
(Principal Executive Officer)

September 7, 2011	/s/ David N. Vander Ploeg
Date	David N. Vander Ploeg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Second Amendment dated as of July 1, 2011 to the Credit Agreement dated as of April 23, 2010, by and among School Specialty, Inc., certain subsidiaries of the Company, the lenders identified therein and Bank of America, N.A, as Administrative Agent, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated as of July 7, 2011.

10.1	Employment Agreement dated as of June 27, 2011 between School Specialty, Inc. and David J. Vander Zanden, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of June 27, 2011.

10.2	Form of Exchange Agreement date as of July 7, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of July 7, 2011.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc’s. Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.