Form 10-Q
period 2011-10-29
SCHOOL SPECIALTY INC
filed 2011-12-06
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 6, 2011
Common Stock, $0.001 par value	18,990,535

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2011

		Page
		Number

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at October 29, 2011, April 30, 2011 and October 23, 2010	1

	Condensed Consolidated Statements of Operations for the Three Months Ended October 29, 2011 and October 23, 2010 and for the Six Months Ended October 29, 2011 and October 23, 2010	2

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended October 29, 2011 and October 23, 2010 and for the Six Months Ended October 29, 2011 and October 23, 2010	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 29, 2011 and October 23, 2010	4

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	21

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4.	CONTROLS AND PROCEDURES	29

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	30

ITEM 1A.	RISK FACTORS	30

ITEM 5.	OTHER INFORMATION	30

ITEM 6.	EXHIBITS	30

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	October 29, 2011	April 30, 2011	October 23, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,141	$9,821	$8,105
Accounts receivable, less allowance for doubtful accounts of $2,309, $1,951 and $3,175, respectively	127,722	67,442	147,057
Inventories	77,253	111,266	75,190
Deferred catalog costs	7,079	16,639	7,997
Prepaid expenses and other current assets	14,218	14,516	16,099
Deferred taxes	1,700	—	9,866

Total current assets	232,113	219,684	264,314
Property, plant and equipment, net	59,962	65,571	64,259
Goodwill	127,990	129,390	127,146
Intangible assets, net	150,521	155,889	160,852
Development costs and other	35,054	36,383	33,321
Deferred taxes long-term	7,218	10,227	—
Investment in unconsolidated affiliate	20,515	20,400	28,080

Total assets	$633,373	$637,544	$677,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$43,272	$98,243	$849
Accounts payable	40,816	85,639	81,412
Accrued compensation	12,284	7,972	8,567
Deferred revenue	4,389	3,600	4,895
Accrued income taxes	13,122	11,855	29,103
Deferred taxes	—	4,454	—
Other accrued liabilities	29,223	25,428	33,567

Total current liabilities	143,106	237,191	158,393
Long-term debt - less current maturities	266,350	198,036	266,471
Deferred taxes	—	—	15,252
Other liabilities	688	688	1,423

Total liabilities	410,144	435,915	441,539

Commitments and contingencies – Note 13

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,300,545; 24,290,345 and 24,290,345 shares issued, respectively	24	24	24
Capital paid-in excess of par value	443,293	441,335	437,943
Treasury stock, at cost 5,420,210; 5,420,210 and 5,420,210 shares, respectively	(186,637)	(186,637)	(186,637)
Accumulated other comprehensive income	23,603	26,390	21,839
Accumulated deficit	(57,054)	(79,483)	(36,736)

Total shareholders’ equity	223,229	201,629	236,433

Total liabilities and shareholders’ equity	$633,373	$637,544	$677,972

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	October 29, 2011	October 23, 2010	October 29, 2011	October 23, 2010
Revenue	$251,375	$291,879	$527,459	$544,863
Cost of revenue	156,315	174,357	321,123	319,269

Gross profit	95,060	117,522	206,336	225,594
Selling, general and administrative expenses	73,405	79,318	153,181	157,166
Impairment charge	—	—	—	411,390

Operating income/(loss)	21,655	38,204	53,155	(342,962)
Other expense:
Interest expense	6,867	6,747	14,779	14,876
Expense associated with convertible debt exchange	—	—	1,090	—

Income/(loss) before provision for income taxes	14,788	31,457	37,286	(357,838)
Provision for (benefit from) income taxes	6,044	13,222	14,972	(44,447)

Income/(loss) before investment in unconsolidated affiliate	$8,744	$18,235	$22,314	$(313,391)

Equity in earnings/(losses) of unconsolidated affiliate	135	(135)	115	(135)

Net income/(loss)	$8,879	$18,100	$22,429	$(313,526)

Weighted average shares outstanding:
Basic	18,880	18,870	18,877	18,867
Diluted	19,020	18,873	18,972	18,867
Net income/(loss) per share:
Basic	$0.47	$0.96	$1.19	$(16.62)
Diluted	$0.47	$0.96	$1.18	$(16.62)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	For the Three Months Ended		For the Six Months Ended
	October 29, 2011	October 23, 2010	October 29, 2011	October 23, 2010
Net income/(loss)	$8,879	$18,100	$22,429	$(313,526)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,215)	726	(2,787)	(2,213)

Total comprehensive income/(loss)	$6,664	$18,826	$19,642	$(315,739)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Six Months Ended
	October 29, 2011	October 23, 2010
Cash flows from operating activities:
Net income/(loss)	$22,429	$(313,526)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	14,536	13,869
Amortization of development costs	3,959	2,931
Amortization of debt fees and other	1,751	1,118
Impairment charge	—	411,390
Equity in (earnings)/losses of investment in unconsolidated affiliate	(115)	135
Share-based compensation expense	1,181	1,443
Deferred taxes	(4,246)	(77,606)
Expense associated with convertible debt exchange	1,090	—
Non-cash convertible debt deferred financing costs	5,005	5,542
Changes in current assets and liabilities
Accounts receivable	(61,162)	(74,064)
Inventories	34,000	24,718
Deferred catalog costs	9,560	5,596
Prepaid expenses and other current assets	295	(243)
Accounts payable	(45,089)	33,051
Accrued liabilities	10,101	33,248

Net cash (used in)/provided by operating activities	(6,705)	67,602

Cash flows from investing activities:
Additions to property, plant and equipment	(3,667)	(5,917)
Investment in product development costs	(3,816)	(4,254)

Net cash used in investing activities	(7,483)	(10,171)

Cash flows from financing activities:
Proceeds from bank borrowings	300,600	449,400
Repayment of debt and capital leases	(290,429)	(386,761)
Redemption of convertible debt	—	(133,000)
Payment of debt fees and other	(1,663)	—

Net cash provided by/(used in) financing activities	8,508	(70,361)

Net decrease in cash and cash equivalents	(5,680)	(12,930)
Cash and cash equivalents, beginning of period	9,821	21,035

Cash and cash equivalents, end of period	$4,141	$8,105

Supplemental disclosures of cash flow information:
Interest paid	$7,065	$8,600
Income taxes paid	$16,075	$2,370

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature unless otherwise noted) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at April 30, 2011 has been derived from School Specialty, Inc.’s (“School Specialty” or the “Company”) audited financial statements for the fiscal year ended April 30, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, Fair Value Measurements, FASB Accounting Standards Codification (“ASC”) Topic 820. The purpose of ASU No. 2011-04 was to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reports Standards (“IFRS”). ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. ASU No. 2011-04 is not expected to have a material impact on the Company’s financial position, results of operations, comprehensive income or cash flows.

In June, 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, FASB ASC Topic 220. The purpose of ASU No. 2011-05 was to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU No. 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, and early adoption is permitted. The Company early adopted ASU No. 2011-05 for the second quarter ended October 29, 2011. Early adoption of ASU No. 2011-05 resulted in the inclusion of the condensed consolidated statements of comprehensive income in the condensed consolidated unaudited financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, FASB ASC Topic 350. The intent of ASU No 2011-08 was to simplify how entities test goodwill for impairment. ASU No. 2011-08 is effective for interim and annual reporting periods beginning after December 15, 2011, and early adoption is permitted. ASU No. 2011-08 is not expected to have a material impact on the Company’s financial position, results of operations, comprehensive income or cash flows.

NOTE 3 – INCOME TAXES

The Company files income tax returns with the U.S., various U.S. states, and foreign jurisdictions. The most significant tax return the Company files is with the U.S. The Company’s tax returns are no longer subject to examination by the U.S. for fiscal years before 2011. The Company has various state tax audits and appeals in process at any given time. It is not anticipated that any adjustments resulting from tax examinations or appeals would result in a material change to the Company’s financial position or results of operations.

The Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at October 29, 2011, April 30, 2011 and October 23, 2010, was $688, $688 and $1,423, respectively. The Company does not expect any other material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its condensed consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 4 – SHAREHOLDERS’ EQUITY

Changes in condensed consolidated shareholders’ equity during the six months ended October 29, 2011 and October 23, 2010 were as follows:

Shareholders’ equity balance at April 30, 2011.	$201,629
Net income	22,429
Share-based compensation	1,181
Income tax deficiency from stock options	(29)
Convertible debt exchange	806
Foreign currency translation adjustment	(2,787)

Shareholders’ equity balance at October 29, 2011	$223,229

Shareholders’ equity balance at April 24, 2010	$551,188
Net loss	(313,526)
Share-based compensation	1,443
Income tax deficiency from stock options	(459)
Foreign currency translation adjustment	(2,213)

Shareholders’ equity balance at October 23, 2010	$236,433

NOTE 5 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended October 29, 2011:
Basic EPS	$8,879	18,880	$0.47

Effect of non-vested stock units	—	140

Diluted EPS	8,879	19,020	$0.47

Three months ended October 23, 2010:
Basic EPS	$18,100	18,870	$0.96

Effect of non-vested stock units	—	3

Diluted EPS	18,100	18,873	$0.96

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	Net Income/(Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Six months ended October 29, 2011:
Basic EPS	$22,429	18,877	$1.19

Effect of non-vested stock units	—	95

Diluted EPS	22,429	18,972	$1.18

Six months ended October 23, 2010:
Basic and diluted EPS	$(313,526)	18,867	$(16.62)

The Company had additional stock options outstanding of 1,923 and 1,806 during the three and six months ended October 29, 2011, respectively, that were not included in the computation of Diluted EPS because they were anti-dilutive. The Company had additional stock options outstanding of 1,578 and 1,526 during the three and six months ended October 23, 2010, that were not included in the computation of Diluted EPS because they were anti-dilutive.

The remaining $42,500, 3.75% 2006 Debentures, had no current impact on the Company’s denominator for computing Diluted EPS during the three and six months ended October 29, 2011 and October 23, 2010 because conditions under which the debentures may be converted were not satisfied. See Note 10.

The $157,500, 3.75% convertible subordinated debentures, had no current impact on the Company’s denominator for computing Diluted EPS because conditions under which the debentures may be converted were not satisfied. See Note 10.

NOTE 6 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has three share-based employee compensation plans under which awards were outstanding as of October 29, 2011: the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All plans have been approved by the Company’s shareholders. The purpose of the 1998 Plan, the 2002 Plan and the 2008 Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008. Under the 2002 Plan, the maximum number of equity awards available for grant is 1,500 shares. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

A summary of option activity during the six months ended October 29, 2011 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 30, 2011	1,506	$29.29	988	$33.61
Granted	451	13.78
Exercised	—	—
Canceled	(34)	24.58

Balance at October 29, 2011	1,923	$25.74	1,123	$32.23

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The following table details supplemental information regarding stock options outstanding at October 29, 2011:

	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding	6.66	$—
Options vested and expected to vest	6.57	—
Options exercisable	5.01	—

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price
$13.41 - $19.04	717	9.26	$15.64	69	$18.65
$19.05 - $29.48	397	5.74	22.33	263	23.08
$29.49 - $36.01	304	4.79	33.35	286	33.50
$36.02 - 39.71	505	4.82	38.10	505	38.10

	1,923	6.66	$25.74	1,123	$32.23

Options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. Prior to fiscal 2009, the Company issued new shares of common stock to settle shares due upon option exercise. In fiscal 2009, the Company’s option plans were amended to allow for the net settlement of the exercise price and related employee tax withholding liabilities for non-qualified stock option exercises. For the six months ended October 29, 2011, no shares were issued upon the exercise of stock options. For the six months ended October 23, 2010, approximately 3 new shares were issued upon the exercise of stock options, 12 shares were tendered to satisfy the exercise price, and zero shares were surrendered to satisfy employee tax liabilities.

During the first six months of fiscal 2011, the Company granted 77 non-vested stock unit (“NSU”) awards to members of the Company’s management under the 2002 Plan. There were no NSU awards granted to the Company’s management in the first six months of fiscal 2012. The NSUs are performance-based and vest at the end of a three-year cycle and will result in an issuance of shares of the Company’s common stock if targeted metrics are achieved at a threshold level or above. The NSUs will be settled in shares of Company common stock with actual shares awarded ranging from 80% of the target number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The approximate fair value of awards granted during the six months ended October 23, 2010 was $1,468, assuming the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to performance-based NSU awards on a straight-line basis over the vesting period adjusted for changes in the expected level of performance.

During the first six months of fiscal 2012 and 2011, the Company granted 14 and 10 time-based NSU awards to non-employee directors of the Company with an approximate fair value of $194 and $194, respectively. The awards vest one year from the date of grant and the Company is recognizing share-based compensation expense related to time-based NSU awards on a straight-line basis over the vesting period.

During the first six months of fiscal 2011, the Company awarded 118 time-based restricted stock units (“RSU”) to employees of the Company under the 2002 Plan. There were no RSU awards granted to the Company’s senior management or other employees in the first six months of fiscal 2012. The RSUs awarded to senior management vest over a five-year period, thirty percent after the third year, sixty percent (cumulative) after the fourth year and one-hundred percent (cumulative) after

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

the fifth year. The RSUs awarded to other employees vest over a four year period, thirty percent after the second year, sixty percent (cumulative) after the third year and one-hundred percent (cumulative) after the fourth year. The approximate fair value of the awards granted during the six months ended October 23, 2010 was $2,250.

The following table presents the share-based compensation expense/ (income) recognized during the three and six month ended October 29, 2011 and October 23, 2010:

	For the Three Months Ended					For the Six Months Ended
	October 29, 2011		October 23, 2010			October 29, 2011		October 23, 2010
	Gross	Net of Tax	Gross		Net of Tax	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$438	$268	$515		$317	$701	$430	$1,068	$653
Management NSUs	87	53	(36	)(a)	(22)	172	105	172	105
Director NSUs	48	29	48		29	101	62	86	53
Management RSUs	91	56	89		53	207	126	117	72

Total stock-based compensation epense	$664		$616			$1,181		$1,443

The stock-based compensation expense is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The income tax benefit recognized related to share-based compensation expense was $258 and $239 for the three months ended October 29, 2011 and October 23, 2010, respectively, and was $458 and $560 for the six months ended October 29, 2011 and October 23, 2010, respectively. The Company recognized share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

The total unrecognized share-based compensation expense as of October 29, 2011 and October 23, 2010 were as follows:

	October 29, 2011	October 23, 2010
Stock Options, net of estimated forfeitures	$3,740	$3,878
NSUs	$297	$994
RSUs	$1,235	$1,605

The Company expects to recognize this expense over a weighted average period of approximately 2.9 years.

There were no options granted during either of the three months ended October 29, 2011 or October 23, 2010. The weighted average fair value of options granted during the six months ended October 29, 2011 and October 23, 2010 was $5.04 and $6.78, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Six Months Ended
	October 29, 2011	October 23, 2010
Average-risk free interest rate	2.11%	2.00%
Expected volatility	35.96%	34.97%
Expected term	5.5 years	5.5 years

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	October 29, 2011	October 23, 2010	October 29, 2011	October 23, 2010
Total intrinsic value of stock options exercised	$—	$—	$—	$61
Cash received from stock option exercises	$—	$—	$—	$0
Income tax deficiency from stock option/NSU activity	$(1)	$(187)	$(29)	$(459)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

October 29, 2011	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,875	$(21,766)	$15,109
Publishing rights (15 to 25 years)	113,260	(31,603)	81,657
Non-compete agreements (3.5 to 10 years)	5,481	(5,071)	410
Tradenames and trademarks (10 to 30 years)	3,504	(1,137)	2,367
Order backlog and other (less than 1 to 13 years)	2,284	(1,568)	716
License agreement (10 years)	14,506	(4,364)	10,142

Total amortizable intangible assets	175,910	(65,509)	110,401

Non-amortizable intangible assets:
Tradenames and trademarks	40,120	—	40,120

Total non-amortizable intangible assets	40,120	—	40,120

Total intangible assets	$216,030	$(65,509)	$150,521

April 30, 2011	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,998	$(20,631)	$16,367
Publishing rights (15 to 25 years)	113,260	(28,797)	84,463
Non-compete agreements (3.5 to 10 years)	7,110	(6,471)	639
Tradenames and trademarks (10 to 30 years)	3,504	(1,041)	2,463
Order backlog and other (less than 1 to 13 years)	2,634	(1,807)	827
Perpetual license agreements (10 years)	14,506	(3,496)	11,010

Total amortizable intangible assets	178,012	(62,243)	115,769

Non-amortizable intangible assets:
Tradenames and trademarks	40,120	—	40,120

Total non-amortizable intangible assets	40,120	—	40,120

Total intangible assets	$218,132	$(62,243)	$155,889

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

October 23, 2010	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,516	$(19,311)	$17,205
Publishing rights (15 to 25 years)	113,260	(26,004)	87,256
Non-compete agreements (3.5 to 10 years)	7,110	(6,240)	870
Tradenames and trademarks (10 to 30 years)	3,504	(946)	2,558
Order backlog and other (less than 1 to 13 years)	2,634	(1,691)	943
License agreement (10 years)	14,506	(2,606)	11,900

Total amortizable intangible assets	177,530	(56,798)	120,732

Non-amortizable intangible assets:
Tradenames and trademarks	40,120	—	40,120

Total non-amortizable intangible assets	40,120	—	40,120

Total intangible assets	$217,650	$(56,798)	$160,852

Intangible amortization expense included in selling, general and administrative expense for the three months ended October 29, 2011 and October 23, 2010 was $2,652 and $2,703, respectively, and $5,311 and $5,471 for the six months ended October 29, 2011 and October 23, 2010, respectively.

Intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2012 is estimated to be:

Fiscal 2012 (six months remaining)	$5,250
Fiscal 2013	9,959
Fiscal 2014	9,665
Fiscal 2015	9,448
Fiscal 2016	9,257
Fiscal 2017	8,503

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The following information presents changes to goodwill during the period beginning October 23, 2010 through October 29, 2011:

	Reporting Units			Reporting Units
	Education Resources	Califone	Educational Resources Segment	Science	Planning and Student Development	Reading	Health	Accelerated Learning Segment	Total
Balance at October 23, 2010
Goodwill	$249,695	$14,852	264,547	$75,652	$180,663	$17,474	$—	273,789	538,336
Accumulated impairment losses	$(249,695)	$—	(249,695)	$(55,372)	$(106,123)	$—	$—	(161,495)	(411,190)

Balance at October 23, 2010	$—	$14,852	$14,852	$20,280	$74,540	$17,474	$—	$112,294	$127,146

Fiscal 2011 Activity:
Currency translation adjustment	—	—	—	—	2,244	—	—	2,244	2,244

Balance at April 30, 2011
Goodwill	$249,695	$14,852	264,547	$75,652	$182,907	$17,474	$—	276,033	540,580
Accumulated impairment losses	$(249,695)	$—	(249,695)	$(55,372)	$(106,123)	$—	$—	(161,495)	(411,190)

Balance at April 30, 2011	$—	$14,852	$14,852	$20,280	$76,784	$17,474	$—	$114,538	$129,390

Fiscal 2012 Activity:
Currency translation adjustment	—	—	—	—	(1,400)	—	—	(1,400)	(1,400)

Balance at October 29, 2011
Goodwill	$249,695	$14,852	264,547	$75,652	$181,507	$17,474	$—	274,633	539,180
Accumulated impairment losses	$(249,695)	$—	(249,695)	$(55,372)	$(106,123)	$—	$—	(161,495)	(411,190)

Balance at October 29, 2011	$—	$14,852	$14,852	$20,280	$75,384	$17,474	$—	$113,138	$127,990

In accordance with the accounting guidance on goodwill and other intangible assets, the Company performs its impairment test of goodwill at the reporting unit level and indefinite-lived intangible assets at the unit of account level during the first quarter of each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value below their carrying values.

According to FASB ASC Topic 350-20-20, a reporting unit is the level at which goodwill impairment is tested and can be an operating segment or one level below an operating segment, also known as a component. ASC Topic 350-20-35-34 states that a component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available for segment management to regularly review the operating results of that component. As of April 30, 2011, the Company had six reporting units, four of which had goodwill balances. The Educational Resources segment consists of the Education Resources and Califone reporting units. The Accelerated Learning segment consists of the Science, Planning and Student Development, Reading, and Health reporting units. The goodwill for each reporting unit is shown in the table above.

US GAAP requires a two-step method for determining goodwill impairment. In the first step, the Company determined the fair value of the reporting unit, generally by utilizing a combination of the income approach (weighted 90%) and the market approach (weighted 10%) derived from comparable public companies. The Company believes that each approach has its merits. However, in the instances where the Company has utilized both approaches, the Company has weighted the income approach more heavily than the market approach because the Company believes that management’s assumptions generally provide greater insight into the reporting unit’s fair value. This fair value determination was categorized as level 3 in the fair value hierarchy pursuant to FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. The estimated fair value of the reporting units is dependent on several significant assumptions, including earnings projections and discount rates.

While the Company does not believe a triggering event requiring an interim impairment test has occurred subsequent to the most recent annual impairment test, changes in future circumstances or conditions could result in an impairment of the Company’s goodwill, which could have a material adverse affect on the Company’s results of operations in a future period. Such circumstances or conditions could include, but are not limited to, protracted period of market capitalization below book value, changes in cash flow forecasts or changes in discount rates. Management continues to monitor circumstances and conditions for events that could result in an impairment of the Company’s goodwill.

During the first quarter of fiscal 2012, the Company performed its annual goodwill and indefinite-lived intangible asset impairment test. The Company reviewed both its current market capitalization and future cash flow projections and concluded there was no impairment in either goodwill or indefinite-lived intangible assets.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

In performing the impairment assessment, the Company estimated the fair value of its reporting units using the following valuation methods and assumptions:

1.	Income Approach (discounted cash flow analysis) – the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of an entity and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting units and the discount rate. The growth rates used for the terminal value calculations and the discount rates of the respective reporting units were as follows:

	May 1, 2011
	Terminal Value Growth Rates	Discount Rate
Education Resources	2.0%	12.4%
Califone	2.0%	11.2%
Science	6.0%	13.8%
Planning and Student Development	3.0%	13.8%
Reading	2.0%	14.7%
Health	2.0%	13.8%

2.	Market Approach (market multiples) – this method begins with the identification of a group of peer companies in the same or similar industries as the Company reporting unit being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a ratio of enterprise value to projected revenue as appropriate valuation metrics. These two metrics were evenly weighted for the Education Resources, Reading, and Planning and Student Development reporting units. Various operating performance measurements of the reporting unit being valued were then benchmarked against the peer group and a discount rate or premium was applied to reflect favorable or unfavorable comparisons. The resulting multiple was then applied to the reporting unit being valued to arrive at an estimate of its fair value. A control premium was then applied to the equity value. The Company selected seven companies that were deemed relevant to the Planning and Student Development and Reading reporting units and five companies that were deemed relevant to the Education Resources and Califone reporting units under the guideline public company method to provide an indication of value. A control premium was then applied to the enterprise value of the reporting unit. The control premium was established based on a review of transactions over an 18 month period. The resulting multiples and control premiums were as follows:

	May 1, 2011
	EBITDA Multiples	Revenue Multiples	Control Premium
Education Resources	8.5x	0.4x	12.4%
Califone	6.5x	N/A	12.4%
Reading	7.1x	2.2x	17.4%
Planning and Student Development	6.4x	1.5x	17.4%

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

The Company believes the first quarter is the appropriate quarter for conducting its annual assessment since the Company’s business is highly seasonal, with approximately 75% of its revenue and over 100% of its net income occurring in the first two quarters of the fiscal year. The Company has much better insight into the projected annual performance during the first quarter due to the timing of school budgets and ordering by schools and school districts. The fiscal 2011 impairment charge was due in part to the continued deterioration of school spending amid the continuation of state budget challenges and school spending cuts. During the first quarter of fiscal 2011, the Company experienced a significant decline in actual revenue of 23.4% and operating income of 44.6% prior to the impact of the impairment charge. Additionally, the Company experienced a decline in its market capitalization beginning in fiscal 2009 and which continued into the first quarter of fiscal 2011. As of April 24, 2010, the Company’s market capitalization was $463,538, compared to the Company’s book value of $551,188 on that date. As of the end of the first quarter ended July 24, 2010, the Company’s market capitalization had decreased by an additional $109,461 to $354,077.

The Company also performed an impairment test of its indefinite-lived intangible assets during the first quarter of fiscal 2011, and concluded that a $200 impairment charge related to a non-amortizable trademark in the Educational Resources segment was necessary. The following table presents a summary of the carrying value of indefinite-lived intangible assets:

	Educational Resources	Accelerated Learning	Total
Tradenames	$—	$38,890	$38,890
Trademarks	1,430	—	1,430
Impairment loss	(200)	—	(200)

Balance at July 24, 2010:	$1,230	$38,890	$40,120

NOTE 8 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

Investment in unconsolidated affiliate is accounted for under the equity method, and consisted of the following:

	Percent- Owned	October 29, 2011	April 30, 2011	October 23, 2010
Carson- Dellosa Publishing, LLC	35%	$20,515	$20,400	$28,080

On November 13, 2009, the Company completed the divestiture of the School Specialty Publishing business unit to Carson-Dellosa Publishing, LLC, a newly-formed business entity. Under the divestiture agreement, the Company combined its publishing unit net assets with those of Cookie Jar Education, Inc. and received a 35% interest, accounted for under the equity method, in Carson-Dellosa Publishing, LLC. The fair value of the Company’s total contribution was $29,438, including cash of $2,226, which was materially consistent with the book value of the Company net assets contributed. The

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

Company recorded pre-tax income (loss) for its 35% minority equity interest in Carson-Dellosa Publishing, LLC in the following amounts: $135 and ($135) for the three months ended October 29, 2011 and October 23, 2010, respectively and $115 and ($135) for the six months ended October 29, 2011 and October 23, 2010, respectively.

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. The pre-tax earnings (losses) are reflected in “Equity in earnings (losses) of unconsolidated affiliate” on the condensed consolidated statements of operations.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 29, 2011	April 30, 2011	October 23, 2010
Land	$158	$158	$158
Projects in progress	5,774	10,326	6,583
Buildings and leasehold improvements	29,935	29,867	29,831
Furniture, fixtures and other	98,317	90,503	110,971
Machinery and warehouse equipment	39,474	39,463	39,579

Total property, plant and equipment	173,658	170,317	187,121
Less: Accumulated depreciation	(113,696)	(104,746)	(122,862)

Net property, plant and equipment	$59,962	$65,571	$64,259

Depreciation expense for the three months ended October 29, 2011 and October 23, 2010 was $4,666 and $4,178, respectively, and $9,225 and $8,398 for the six months ended October 29, 2011 and October 23, 2010, respectively.

NOTE 10 – DEBT

Credit Agreement

On April 23, 2010, the Company entered into a Credit Agreement which replaced the Company’s previous Amended and Restated Credit Agreement dated as of February 1, 2006. During both the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, the Company amended the Credit Agreement. The second amendment to the Credit Agreement dated July 1, 2011 provided the Company the availability to exchange at least $50,000 in aggregate principal amount of the Company’s 2006 Debentures and provided that the delay draw term commitments will be permanently reduced by the amount of the 2006 Debentures so exchanged. The amended Credit Agreement matures on April 23, 2014 and provides borrowing capacity of $242,500. This capacity consists of a revolving loan of $175,000 and a delayed draw term loan of up to $67,500, which can be used to refinance a portion of the Company’s convertible notes. To the extent a lesser amount than $67,500 is used on the delay draw term loan, the Company can elect to increase the revolving portion of the facility by the difference.

Interest on borrowings under the Credit Agreement accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 4.50%, or the lender’s base rate plus an applicable margin of up to 3.50%. The Company also pays a commitment fee on the revolving loan of up to 0.50% on unborrowed funds. The effective interest rate under the credit facility for the second quarter of fiscal 2012 was 6.13%, which includes amortization of loan origination fees of $332 and commitment fees on unborrowed funds of $114. The revolving loan provides for a letter of credit sub-facility of up to $15,000, under which $2,695 was issued and outstanding as of October 29, 2011. As of October 29, 2011, the outstanding balance on the revolving loan of $101,600 was reflected as non-currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. The Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, which were not applicable during first and second quarter of fiscal 2012, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures. A minimum Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) financial covenant was applicable to only the first and second quarters of fiscal 2012. The Company was in compliance with these financial covenants as of October 29, 2011.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The Company closely evaluates its expected ability to remain in compliance with the consolidated total and senior leverage and interest coverage ratios. The recent economic trends impacting the Company’s performance, such as the decline in school funding, which had led to a decrease in the Company’s revenues and margins, have put pressure on the Company’s ability to remain in compliance with these ratios. Based on current forecasts reflected in our most recent guidance, the Company may be unable to comply with one or all of these financial covenants in the second half of fiscal 2012. The Company may need to work with its lenders to secure a waiver or amend such ratios in the near future. Any amendment or waiver may result in additional bank fees and more restrictive terms, and may increase the cost of any future borrowings. The Company believes it will be able to maintain compliance with the financial covenants by working with its lenders, if necessary. If the Company fails to maintain compliance with the covenants and fails to obtain amendments to or waivers under the Credit Agreement, the Company’s lenders could take remedies pursuant to the agreement. If acceleration occurs, the Company may have difficulty in obtaining sufficient additional funds to refinance the accelerated debt.

Convertible Notes

FASB ASC Topic 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the market interest rate at debt issuance without the conversion feature. The Company had four convertible debt instruments outstanding during portions of fiscal 2012 and 2011 that are subject to FASB ASC Topic 470-20. The standard requires that a fair value be assigned to the equity conversion option of (1) the Company’s $133,000, 3.75% convertible subordinated notes due 2023 (the “2003 Notes”), which were issued on July 14, 2003 and no longer outstanding as of the second quarter of fiscal 2011; (2) the Company’s $200,000, 2006 Debentures issued November 22, 2006 of which $42,500 in aggregate principal amount are currently outstanding; (3) the Company’s $100,000, 2011 Debentures, which were issued on March 1, 2011 of which $100,000 in aggregate principal amount are currently outstanding; and (4) the additional $57,500, 2011 Debentures of which $57,500 in aggregate principal amount are currently outstanding, which were issued on July 7, 2011 (collectively, the “Convertible Notes”). This change results in a corresponding decrease in the value assigned to the carrying value of the debt portion of the instruments.

The values assigned to the debt portions of the Convertible Notes were determined based on market interest rates for similar debt instruments without the conversion feature as of the respective July 14, 2003, November 22, 2006, March 1, 2011 and July 7, 2011, issuance dates of the Convertible Notes. The difference in market interest rates versus the coupon rates on the Convertible Notes results in non-cash interest that is amortized into interest expense over the expected terms of the Convertible Notes. For purposes of the valuation, the Company used an expected term of seven years for the Convertible Notes issued on July 14, 2003, an expected term of five years for the Convertible Notes issued on November 22, 2006 and an expected term of four years for the Convertible Notes issued March 1, 2011 and July 7, 2011, which corresponds with the first date the holders of the respective Convertible Notes could put their Convertible Notes back to the Company.

The put date occurred on July 30, 2010 for the 2003 Notes. All of the 2003 Notes were repaid during the second quarter of fiscal 2011 using proceeds from the Credit Agreement. The put date will occur on November 30, 2011 for the 2006 Debentures. The Company expects to retire the remaining $42,500 in aggregate principal amount utilizing a portion of the term loan feature of the Company’s existing credit facility. The put date will occur on November 30, 2014 for the 2011 Debentures.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

On November 22, 2006, the Company issued $200,000 in aggregate principal amount of the 2006 Debentures, of which $42,500 remain outstanding as of October 29, 2011. The 2006 Debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. In connection with any such conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of debentures to be converted or the Company’s total conversion obligation, and will deliver, at its option, cash or shares of its common stock in respect of the remainder, if any, of its conversion obligation. The initial conversion rate is .0194574 shares per $1 principal amount of debentures, which represents an initial conversion price of approximately $51.39 per share. The debentures are redeemable at the Company’s option on or after November 30, 2011. On November 30, 2011, 2016 and 2021 and upon the occurrence of certain circumstances, holders will have the right to require the Company to repurchase all or some of the debentures.

On March 1, 2011 and July 7, 2011, the Company entered into separate, privately negotiated exchange agreements under which it retired $100,000 and $57,500, respectively, in aggregate principal of the then outstanding 2006 Debentures in exchange for the issuance of $100,000 and $57,500, respectively, in aggregate principal of the 2011 Debentures. The 2011 Debentures will pay interest semi-annually at a rate of 3.75% per year in respect of each $1,000 original principal amount of 2011 Debentures (the “Original Principal Amount”) on each May 30th and November 30th, and the principal will accrete on the principal amount of the 2011 Debentures (including the Original Principal Amount) at a rate of 3.9755% per year, compounding on a semi-annual basis (such principal amount, including any accretions thereon, the “Accreted Principal Amount”). The 2011 Debentures will be convertible, at the option of the Company, into cash or a combination of cash and shares of Company common stock, par value $.001 per share (“Company Common Stock”), upon satisfaction of certain conditions set forth below. The initial conversion rate is 0.442087 shares per $1 of Original Principal Amount (subject to adjustment in certain events), which represents an initial conversion price of approximately $22.62 per share. However, the Company will not issue any shares of Company common stock pursuant to the 2011 Debentures if, after giving effect to such issuance, the aggregate number of shares issued pursuant to the 2011 Debentures would exceed 19.99% of the number of shares of Company Common Stock outstanding as of March 1, 2011, unless the Company first receives the approval of the Company’s shareholders, which the Company has no obligation to seek. The 2011 Debentures will mature on November 30, 2026, unless earlier redeemed, repurchased or converted. Holders of the 2011 Debentures have the option to require the Company to purchase the 2011 Debentures outstanding on November 30, 2014, November 30, 2018 and November 30, 2022 at a price equal to 100% of the Accreted Principal Amount of the 2011 Debentures delivered for repurchase plus any accrued and unpaid interest on the Original Principal Amount of the 2011 Debentures delivered for repurchase. The Company has the right to redeem the 2011 Debentures beginning May 30, 2014 at a price equal to 100% of the Accreted Principal Amount of the 2011 Debentures to be redeemed plus any accrued but unpaid interest on the Original Principal Amount of the 2011 Debentures redeemed.

The estimated fair value of the Company’s $42,500, $100,000 and $57,500 convertible subordinated notes at October 29, 2011 was approximately $45,254, $91,085 and $52,374, respectively and the carrying value was $42,336, $96,695 and $55,870, respectively. The estimated fair value was determined using Level 2 inputs as described in FASB ASC Topic 820.

NOTE 11 – RESTRUCTURING

In the first half of fiscal 2012 and fiscal 2011, the Company recorded restructuring costs associated with severance related to headcount reductions, which is recorded in selling, general, and administrative expenses (“SG&A”) on the condensed consolidated statements of operations. The Company plans to substantially complete the fiscal 2012 headcount reductions during the third quarter of fiscal 2012, and the fiscal 2011 headcount reductions were substantially complete during the third quarter of fiscal 2011. The following is a reconciliation of accrued restructuring costs for the three and six months ended October 29, 2011 and October 23, 2010:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	Educational Resources	Accelerated Learning	Corporate	Total
Accrued Restructuring at April 24, 2010	$1,123	$38	$365	$1,526
Amounts charged to expense	1,063	—	11	1,074
Payments	(874)	(34)	(198)	(1,106)

Accrued Restructuring at July 24, 2010	$1,312	$4	$178	$1,494

Amounts charged to expense	138	22	12	172
Payments	(442)	—	(159)	(601)

Accrued Restructuring at October 23, 2010	$1,008	$26	$31	$1,065

Accrued Restructuring at April 30, 2011	$309	$44	$8	$361
Amounts charged to expense	10	—	—	10
Payments	(178)	(44)	(8)	(230)

Accrued Restructuring at July 30, 2011	$141	$—	$—	$141

Amounts charged to expense	525	704	187	1,416
Payments	(96)	(9)	—	(105)

Accrued Restructuring at October 29, 2011	$570	$695	$187	$1,452

NOTE 12 – SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Educational Resources and Accelerated Learning, which also constitute its reportable segments. The Company operates principally in the United States, with limited operations in Canada. The Educational Resources segment and Accelerated Learning segment revenues for the three and six months periods ended October 29, 2011 and October 23, 2010, respectively, are comprised solely of sales to external parties. The Educational Resources segment offers products that include basic classroom supplies and office products, supplemental learning materials, physical education equipment, classroom technology, and furniture. The Accelerated Learning segment is a PreK-12 curriculum-based publisher of proprietary and non-proprietary products in the categories of science, reading and literacy, coordinated school health, and planning and student development. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies as included in the Company’s Form 10-K dated April 30, 2011.

	Three Months Ended		Six Months Ended
	October 29, 2011	October 23, 2010	October 29, 2011	October 23, 2010
Revenue:
Educational Resources	$173,222	$187,693	$359,286	$363,111
Accelerated Learning	77,986	104,019	167,839	181,418
Corporate and intercompany eliminations	167	167	334	334

Total	$251,375	$291,879	$527,459	$544,863

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 29, 2011	October 23, 2010	October 29, 2011	October 23, 2010
Operating income (loss) before provision for income taxes:
Educational Resources	$12,789	$16,468	$28,953	$(214,026)
Accelerated Learning	16,697	30,827	42,390	(110,041)
Corporate and intercompany eliminations	(7,831)	(9,091)	(18,188)	(18,895)

Operating income (loss)	21,655	38,204	53,155	(342,962)
Interest expense	6,867	6,747	15,869	14,876

Income (loss) before provision for income taxes	$14,788	$31,457	$37,286	$(357,838)

	Three Months Ended		Six Months Ended
	October 29, 2011	October 23, 2010	October 29, 2011	October 23, 2010
Depreciation and amortization of intangible assets and development costs:
Educational Resources	$1,604	$1,697	$3,212	$3,470
Accelerated Learning	4,842	3,885	8,921	7,913
Corporate and intercompany eliminations	3,228	2,694	6,362	5,417

Total	$9,674	$8,276	$18,495	$16,800

	Three Months Ended		Six Months Ended
	October 29, 2011	October 23, 2010	October 29, 2011	October 23, 2010
Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$83	$284	$275	$632
Accelerated Learning	2,284	2,676	4,539	5,403
Corporate and intercompany eliminations	1,897	2,620	2,669	4,136

Total	$4,264	$5,580	$7,483	$10,171

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows.

In the second quarter of fiscal 2012, the Company settled the state tax audit for the Delta Education, LLC (“Delta”) liability that survived the Company’s acquisition of Delta in fiscal 2006. As a result of the settlement, the Company finalized the amount owed by the subsidiary to the state. The settlement resulted in an assessment related to the pre-acquisition years of Delta of $2,600, net of Federal benefit. The matter is closed, and the Company adjusted the previously recorded liability, based upon the settlement.

NOTE 14 – SUBSEQUENT EVENTS

On November 30, 2011, the holders of the Company’s 2006 Debentures presented to the Company for redemption $42,441 of the $42,500 2006 Debentures outstanding. The Company satisfied the $42,441 repayment in cash by borrowing on its credit facility, as permitted under the terms of the credit facility. The Company plans to call the remaining $59 aggregate principal amount of 2006 Debentures by the end of the third quarter of fiscal 2012.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”)

Overview

School Specialty, Inc. (the “Company”), is an education company that provides innovative and proprietary products, programs, and services to help educators engage and inspire students of all ages and abilities to learn. Through each of our leading brands, we design, develop, and provide preK-12 educators with the latest and very best curriculum, supplemental learning resources and classroom basics. Working in collaboration with educators, we reach beyond the scope of textbooks to help teachers, guidance counselors, and school administrators ensure that every student reaches his or her full potential.

Our business is subject to seasonal fluctuations. Historically, the proportion of contribution to annual revenues and profitability have been dramatically higher in the first two quarters of our fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Due to variations in the timing of shipments within this season primarily as a result of changes or delays in the finalization of state education budgets, the Company views a year-over-year comparison of the first six months of the fiscal year to be a more meaningful analysis than year-over-year comparative results for quarterly periods on an individual basis.

The six month comparison is especially important in comparing results of fiscal 2012 to the results of fiscal 2011. This is due to the fact that one of the Company’s largest shipping weeks, the last week of calendar July, fell within the second quarter of fiscal 2011. However, due to the 53-week 2011 fiscal year, the calendar weeks of fiscal 2012 have shifted such that the last week of calendar July is included within fiscal 2012’s first quarter. This “shift in weeks” for our seasonal business resulted in higher revenue in the first quarter of fiscal 2012, due to timing, at the expense of second quarter fiscal 2012 revenue. Total revenue for the full back-to-school season (first six months of the fiscal year) is comparable. The shift in weeks only impacts revenue and gross profit, and does not have a significant impact on selling, general and administrative expenses (“SG&A”), other than the variable costs within SG&A.

During the first six months of fiscal 2012, revenues decreased 3.2% as compared to the first six months of fiscal 2011. The Educational Resources and Accelerated Learning segments experienced revenue declines in the first six months of fiscal 2012 of 1.1% and 7.5%, respectively. Educational Resources segment revenue appears to have stabilized as compared with declines in previous years. The Company believes this indicates prior year execution issues in pricing and bid strategy have been corrected and that school funding for Educational Resources products reached its low point in the prior fiscal year. The revenue declines in the Accelerated Learning segment is largely a result of softening agenda revenue as tight school budgets negatively impacted agenda sales more than other parts of our business. To a lesser extent, the Accelerated Learning segment had a decline in curriculum-based product revenue, which the Company believes is a result of the postponement of school districts curriculum purchases until core standards and new generation science standards are finalized. We expect these standards to be finalized in calendar 2012.

Gross margin decreased 230 basis points to 39.1% for the first six months of fiscal 2012 as compared to 41.4% for the first six months of fiscal 2011. The decreased gross margin was related to decreased revenue in the Accelerated Learning segment which has a higher gross margin, higher product costs and higher freight costs attributable to fuel costs.

SG&A increased 20 basis points as a percent of revenues in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011. The increase in SG&A as a percentage of revenue is due to the fixed cost portion of SG&A being spread over a smaller revenue base. Total SG&A declined by $4.0 million in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011. The Company’s current full-time staffing is down approximately 170 individuals as compared to last year’s second quarter.

Operating income was $53.2 million in the first six months of fiscal 2012, an increase of $396.1 million from the first six months of fiscal 2011 operating loss which included a $411.4 million goodwill and other intangibles asset impairment charge. Net income was $22.4 million in the first six months of fiscal 2012, an increase of $336.0 million from the net loss in the first six months of fiscal 2011.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues for the three and six months ended October 29, 2011 and October 23, 2010:

	Three Months Ended		Six Months Ended
	October 29, 2011	October 23, 2010	October 29, 2011	October 23, 2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.2	59.7	60.9	58.6

Gross profit	37.8	40.3	39.1	41.4
Selling, general and administrative expenses	29.2	27.2	29.0	28.8
Impairment Charge	—	—	—	75.5

Operating income/(loss)	8.6	13.1	10.1	(62.9)
Interest expense, net	2.7	2.3	3.0	2.7

Income/(loss) before provision for income taxes	5.9	10.8	7.1	(65.6)
Provision for (benefit from) income taxes	2.4	4.6	2.8	(8.1)

Earnings/(loss) before investment in unconsolidated affiliate	3.5%	6.2%	4.3%	(57.5)%

Three Months Ended October 29, 2011 Compared to Three Months Ended October 23, 2010

Revenue

Revenue decreased 13.9% from $291.9 million for the three months ended October 23, 2010 to $251.4 million for the three months ended October 29, 2011.

Educational Resources segment revenue decreased 7.7% from $187.7 million for the three months ended October 23, 2010 to $173.2 million for the three months ended October 29, 2011. Approximately $9 million of the segment revenue decline was timing between the first and second quarters as one of the Company’s historically strongest shipping weeks, the last week in July, fell in this year’s first quarter versus the second quarter of fiscal 2011. The remaining decline of approximately $5 million was comprised mainly of a decline in revenue from furniture products. The Company believes that the year-over-year increase in incoming orders experienced in the second quarter, especially for supply products, is an indicator that the Educational Resources market may have stabilized and execution issues in pricing and bid strategy from the prior year have been corrected in fiscal 2012.

Accelerated Learning segment revenue decreased by 25.0% from $104.0 million for the three months ended October 23, 2010 to $78.0 million for the three months ended October 29, 2011. The aforementioned shift in weeks in fiscal 2012 accounted for approximately $10 million of the total segment decrease. Higher than expected school budget constraints around student planning and agenda products resulted in approximately $11 million of the revenue decline. The remaining decline was related to soft curriculum orders which the Company believes is partially related to the postponement of school districts curriculum purchases until core education and new generation science standards are finalized. The Company expects these standards to be finalized in calendar 2012.

Gross Profit

Gross profit decreased 19.1%, from $117.5 million for the three months ended October 23, 2010 to $95.1 million for the three months ended October 29, 2011. The decrease in consolidated revenue resulted in approximately $16 million of the decline in gross profit had consolidated gross margin remained constant. Gross margin decreased 250 basis points from 40.3% for the three months ended October 23, 2010 to 37.8% for the three months ended October 29, 2011. The decrease in consolidated gross margin resulted in a decrease in gross profit of approximately $6 million. A shift in product mix between the Company’s segments and sales of lower gross margin products within the Accelerated Learning segment accounted for approximately 115 basis points of gross margin decrease in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011. The Accelerated Learning segment, which generates a higher gross margin due to its curriculum-based products than the Educational Resources segment, accounted for 31% of the consolidated revenue in the second quarter of fiscal 2012 compared to 36% of the consolidated revenue in the second quarter of fiscal 2011.

Educational Resources segment gross profit decreased $5.3 million from $58.7 million for the three months ended October 23, 2010 to $53.4 million for the three months ended October 29, 2011. The majority of decline in gross profit related to the decrease in segment revenue. Gross margin decreased 40 basis points from 31.3% for the three months ended October 23,

2010 to 30.9% for the three months ended October 29, 2011. Approximately 100 basis points of the decline was related to higher freight costs attributable to fuel prices and substitutions of higher cost domestic products to meet an increase in demand for products typically sourced overseas. Partially offsetting the decline in gross margin is product mix within the segment and favorable pricing within the quarter. After the fiscal 2011 back to school season, the Company modified its pricing strategy to help customers by focusing on better communication of the new price strategy as well as accommodating various customer pricing and discount programs to stabilize price erosion. In addition, the Company believes that improved data and analytics within the pricing organization will allow the Company to target higher margin business and prevent further margin erosion.

Accelerated Learning segment gross profit decreased $17.1 million from $57.9 million for the three months ended October 23, 2010 to $40.8 million for the three months ended October 29, 2011. The decrease in segment revenue resulted in approximately $14 million decline in gross profit had segment gross margin remained constant. The remaining decline was related to a decline of 340 basis points in segment gross margin from 55.7% for the three months ended October 23, 2010 to 52.3% for the three months ended October 29, 2011. Approximately 170 basis points of the decline was related to increased product development amortization spread over a smaller revenue base. The remaining decrease in gross margin was related to a loss of higher margin revenue associated with the Company’s curriculum products as well as increased plastic costs for agenda products.

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

As a percent of revenue, SG&A increased from 27.2% for the three months ended October 23, 2010 to 29.2% for the three months ended October 29, 2011, due primarily to the fixed cost portion of SG&A being spread over a smaller revenue base in the second quarter of fiscal 2012. SG&A decreased $5.9 million from $79.3 million in the second quarter of fiscal 2011 to $73.4 million in the second quarter of fiscal 2012. SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $4.5 million and Corporate SG&A decreased $1.4 million in the second quarter as compared to last year’s second quarter. The decrease in Corporate SG&A is a result of the favorable settlement of a state tax audit of the Company’s Delta Education, LLC (“Delta”) subsidiary relating to liabilities that survived the Company’s acquisition of Delta. The favorable settlement reduced SG&A by $1.4 million. A $0.5 million reduction in corporate compensation and benefit costs was offset by an increase in depreciation.

Educational Resources segment SG&A decreased $1.6 million, or 3.7%, from $42.3 million for the three months ended October 23, 2010 to $40.7 million for the three months ended October 29, 2011. The segment had a decrease of approximately $1.4 million in its variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues. Educational Resources segment SG&A increased as a percent of revenues from 22.5% for the three months ended October 23, 2010 to 23.5% for the three months ended October 29, 2011.

Accelerated Learning segment SG&A decreased $2.9 million, or 10.7%, from $27.1 million for the three months ended October 23, 2010 to $24.2 million for the three months ended October 29, 2011. The segment had a decrease of approximately $2.5 million in its variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues. Accelerated Learning segment SG&A increased as a percent of revenues from 26.0% for the three months ended October 23, 2010 to 30.9% for the three months ended October 29, 2011.

Interest Expense

Interest expense increased $0.2 million from $6.7 million for the three months ended October 23, 2010 to $6.9 million for the three months ended October 29, 2011. Non-cash interest expense associated with the Company’s convertible notes increased by approximately $0.4 million. This expense was partially offset by decreases in the amortization of debt fees and commitment fees.

Provision for Income Taxes

Provision for income taxes decreased $7.2 million due to lower pre-tax income. The effective income tax rate was 42.0% for the three months ended October 23, 2010 compared with 40.9% for the three months ended October 29, 2011. The decrease relates to the impact of permanent items on the lower income base.

The effective income tax rate of 40.9% exceeds the federal statutory rate of 35% primarily due to state income taxes.

Six Months Ended October 29, 2011 Compared to Six Months Ended October 23, 2010

Revenue

Revenue decreased 3.2% from $544.9 million for the six months ended October 23, 2010 to $527.5 million for the six months ended October 29, 2011.

Educational Resources segment revenue decreased 1.1% from $363.1 million for the six months ended October 23, 2010 to $359.3 million for the six months ended October 29, 2011. The decline in Educational Resources segment revenue was comprised of a decline of approximately $2 million in the supplies category and a decline of approximately $1 million in the furniture category. Based on these modest declines and improvements in ordering trends experienced in the second quarter, the Company continues to believe that the prior fiscal year was the low point of education funding and demand for Educational Resources products and school spending may have stabilized and prior year execution issues in bid and pricing strategies have been resolved. Revenue for the supplies category declined in the first six months of fiscal 2011 due to execution issues in both the consolidation of its bid departments, which respond to customer bid requests, and the streamlining of the Company’s pricing and discount structure. The consolidation of the Company’s bid departments resulted in an organization that was not properly staffed to effectively respond to bid opportunities. Thus, the Company’s number of successful bid awards was negatively impacted which the Company believes contributed to decreased revenue. The Company has addressed the staffing issues in the consolidated bid department and believes it is more effectively responding to customer bid requests in fiscal 2012. For the fiscal 2011 back to school season, the Educational Resources segment of the Company consolidated pricing strategies of various brands. Historically, the Educational Resources segment used a variety of price and discount strategies for its different brands and catalogs. In moving to a consolidated pricing structure that was common to all brands, catalog prices and discounts were revised with the intention of creating a more consistent and easier to understand pricing structure for the customer. This consolidated pricing structure instead created customer confusion in fiscal 2011 due to the Company’s ineffective communication of these new price points and discounting to the customers. The Company believes that this customer confusion contributed to a revenue decline in its first six months of fiscal 2011 and led to the Company offering steeper price discounts in order to prevent any further revenue erosion. The Company believes that better customer communication of its pricing strategy has stabilized price erosion and its impact on revenue and gross margin.

Accelerated Learning segment revenues decreased by 7.5% from $181.4 million for the six months ended October 23, 2010 to $167.8 million for the six months ended October 29, 2011. Approximately $11 million of the decline is related to the Company’s student planner and agenda products. Reductions in school funding of planners and agendas resulted in a combination of schools electing to forego agenda purchases entirely in the current school year, schools transitioning to lower selling priced agendas or lost business to lower-end competitors. The remaining decline was attributable to the Company’s curriculum products for which demand has softened as schools are delaying purchases. The Company believes these delayed purchases are related to combination of school funding as well as the anticipated finalization of core education standards in science and math in the spring of 2012. Partially offsetting the decline in the curriculum products was approximately $5.6 million of science adoption revenue in Indiana.

Gross Profit

Gross profit decreased 8.5% from $225.6 million for the six months ended October 23, 2010 to $206.3 million for the six months ended October 29, 2011. The decrease in consolidated revenue resulted in approximately $7 million of decline in gross profit had consolidated gross margin remained constant. Gross margin decreased 230 basis points from 41.4% for the six months ended October 23, 2010 to 39.1% for the six months ended October 29, 2011. The decrease in consolidated gross margin resulted in decreased gross profit of approximately $12 million. The decreased gross margin was related to higher price discounts within the Educational Resources segment due to competitive pricing within the market and decreased revenues and product mix in the Accelerated Learning segment around new curriculum-based materials. In addition, a shift in product mix between the Company’s segments accounted for approximately 30 basis points of gross margin decrease for the six months ended October 29, 2011. The Accelerated Learning segment, which generates a higher gross margin, due to its curriculum-based products, than the Educational Resources segment, accounted for 32% of the consolidated revenue in the second quarter of fiscal 2012 compared to 33% of the consolidated revenue in the second quarter of fiscal 2011.

Educational Resources segment gross profit decreased $7.0 million from $120.9 million for the six months ended October 23, 2010 to $113.9 million for the six months ended October 29, 2011. The decrease in segment revenue resulted in a $1.3 million decline in gross profit had segment gross margin remained constant. The decrease in gross margin of 160 basis points from 33.3% for the six months ended October 23, 2010 to 31.7% for the six months ended October 29, 2011 decreased gross profit by $5.8 million. Approximately 170 basis points of the decline in gross margin is related to cost increases such as higher freight costs attributable to fuel prices and substitutions of higher cost domestic products to meet an increase in demand of products typically sourced overseas. The decline was partially offset by an increase of approximately 10 basis points in gross margin related to product mix shift towards more profitable products within the Educational Resources segment.

Accelerated Learning segment gross profit decreased $12.2 million from $103.2 million for the six months ended October 23, 2010 to $91.0 for the six months ended October 29, 2011. The decrease in segment revenue resulted in a $7.7 million decline in gross profit had segment gross margin remained constant. The decrease in gross margin of 270 basis points from 56.9% for the first six months ended October 23, 2010 to 54.2% for the first six months ended October 29, 2011 resulted in a decrease in gross margin of $4.5 million. The shift in product mix to lower selling priced agendas and a reduction in higher margin revenue associated with curriculum products were the primary factors in the decreased gross margin. Approximately 80 basis points of the decline was related to increased product development amortization spread over a smaller revenue base. Also contributing to the gross margin decline were increased plastic costs for agenda products.

Selling, General and Administrative Expenses

As a percent of revenue, SG&A increased from 28.8% for the six months ended October 23, 2010 to 29.0% for the six months ended October 29, 2011. SG&A decreased $4.0 million from $157.2 million in the first six months of fiscal 2011 to $153.2 million in the first six months of fiscal 2012. On the same basis, SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $3.2 million and Corporate SG&A decreased $0.8 million in the first six months of fiscal 2012 as compared to last year’s first six months. The decrease in Corporate SG&A was related primarily to a favorable settlement of a state tax audit of the Company’s Delta subsidiary relating to liabilities that survived the Company’s acquisition of Delta. The favorable settlement reduced SG&A by $1.4 million. SG&A as a percent of revenue increased from 28.8% for the six months ended October 23, 2010 to 29.0% for the six months ended October 29, 2011, as cost cutting actions did not keep pace with the decline in revenues.

Educational Resources segment SG&A remained flat at $85.0 million for the first six months ended October 29, 2011 compared to the six months ended October 23, 2010. Reduced volume led to an approximate $1.0 million decrease in its variable costs such as transportation, warehousing, and selling expenses. Offsetting the decreased variable expenses was an increase of $1.7 million in marketing expenses as a result of additional circulation of catalogs for the back-to-school season. Educational Resources segment SG&A increased as a percent of revenues from 23.4% for the six months ended October 23, 2010 to 23.7% for the six months ended October 29, 2011.

Accelerated Learning segment SG&A decreased $3.2 million, or 6.1%, from $51.8 million for the six months ended October 23, 2010 to $48.6 million for the six months ended October 29, 2011. Reduced volume led to approximately $2.1 million of a decrease in its variable costs such as transportation, warehousing, and selling expenses. The segment also had a decrease of approximately $1.1 million in marketing expenses. Accelerated Learning segment SG&A increased as a percent of revenues from 28.5% for the six months ended October 23, 2010 to 29.0% for the six months ended October 29, 2011.

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

Interest Expense

Interest expense decreased $0.1 million from $14.9 million for the six months ended October 23, 2010 to $14.8 million for the six months ended October 29, 2011. Approximately $0.5 million of the decrease in interest expense was related to the decreased non-cash interest expense associated with the Company’s convertible notes offset by an increase in the Company’s overall effective borrowing rate from 4.9% for the six months ended October 23, 2010 to 5.0% for the six months ended October 24, 2011 and increased debt amortization fees related to debt restructuring.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $15.0 million for the first six months of fiscal 2012 compared to a benefit from income taxes of $44.4 million for the first six months of fiscal 2011. The prior year income tax benefit includes $66.5 million of income tax benefit related to the $411.4 million goodwill and non-amortizable asset impairment. Approximately $237.8 million of the goodwill impairment was related to non-deductible goodwill associated with past stock acquisitions for which a tax benefit was not recorded. The remaining impairment of $173.4 million generated the $66.5 million of tax benefit. The effective tax rate in the first six months of fiscal 2011 was 12.4%. Due to the significance that the impairment charge has on the effective tax rate, the Company believes the tax provision (benefit) and the effective tax rate excluding the impairment charge are more meaningful comparisons to last year’s comparable period. Excluding impairment, the tax provision for the first six months of fiscal 2011 was $22.2 million as compared to $15.0 million in the first six months of fiscal 2012. The decline is related primarily to the decrease in income before tax. Excluding impairment, the effective tax rate was 41.4% in the first six months of fiscal 2011 as compared to 40.2% in the first six months of fiscal 2012.

The effective income tax rate of 40.2% exceeds the federal statutory rate of 35% primarily due to state income taxes.

Liquidity and Capital Resources

At October 29, 2011, the Company had working capital of $89.0 million. The Company’s capitalization at October 29, 2011 was $532.8 million and consisted of total debt of $309.6 million and shareholders’ equity of $223.2 million.

On April 23, 2010, the Company entered into a Credit Agreement which replaced the Company’s previous Amended and Restated Credit Agreement dated as of February 1, 2006. During both the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, the Company amended the Credit Agreement. The amended Credit Agreement matures on April 23, 2014 and provides borrowing capacity of $242.5 million. This capacity consists of a revolving loan of $175 million and a delayed draw term loan of up to $67.5 million, which can be used to refinance a portion of the Company’s convertible notes. To the extent a lesser amount than $67.5 million is used on the delay draw term loan, the Company can elect to increase the revolving portion of the facility by the difference. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 4.50%, or the lender’s base rate plus an applicable margin of up to 3.50%. The Company also pays a commitment fee on the revolving loan of up to 0.50% on unborrowed funds. As of October 29, 2011, the effective interest rate under the credit facility was 6.12% which includes amortization of loan origination fees of $0.7 million and commitment fees on unborrowed funds of $0.3 million. The revolving loan provides for a letter of credit sub-facility of up to $15 million, under which $2.7 million was issued and outstanding as of October 29, 2011. As of October 29, 2011, the outstanding balance on the revolving loan of $101.6 million was reflected as non-currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. The Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, that were not applicable during the first and second quarter of fiscal 2012, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures. For the first and second quarter of fiscal 2012, a minimum Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was required. The Company was in compliance with financial covenants as of October 29, 2011.

The Company closely evaluates its expected ability to remain in compliance with the consolidated total leverage and interest coverage ratios. The recent economic trends impacting the Company’s performance, such as the decline in school funding which had led to a decrease in the Company’s revenues and margins, have put pressure on the Company’s ability to remain in compliance with these ratios. Based on current forecasts reflected in our most recent guidance, the Company may be unable to comply with one or all of these financial covenants in the second half of fiscal 2012. The Company may need to work with its lenders to secure a waiver or amend such ratios in the near future. Any amendment or waiver would result in additional bank fees and more restrictive terms, and may increase the cost of any future borrowings. The Company believes it will be able to maintain compliance with the financial covenants by working with its lenders, if necessary. If the Company fails to maintain compliance with the covenants and fails to obtain amendments to or waivers under the Credit Agreement, the Company’s lenders could take remedies pursuant to the agreement. If acceleration occurs, the Company may have difficulty in obtaining sufficient additional funds to refinance the accelerated debt.

Holders of the Company’s $133.0 million, 3.75% convertible subordinated notes due 2023 presented $132.9 million in aggregate principal amount of the notes to the Company for redemption during the second quarter of fiscal 2011. The remaining outstanding amount of this issuance, $0.1 million, was called by the Company during the second quarter of fiscal 2011. The Company satisfied the $133.0 million repayment in cash by borrowing on its credit facility.

In November 2006, the Company sold $200.0 million of convertible subordinated debentures due 2026 (“the 2006 Debentures”), of which $42.5 million remained outstanding as of October 29, 2011. The 2006 Debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. In connection with any such conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of 2006 Debentures to be converted and the Company’s total conversion obligation, and will deliver, at the Company’s option, cash or shares of our common stock in respect of the remainder, if any, of our conversion obligation. The initial conversion rate is 19.4574 shares per $1,000 principal amount of 2006 Debentures, which represents an initial conversion price of approximately $51.39 per share. The debentures are redeemable at the Company’s option on or after November 30, 2011. On November 30, 2011, 2016 and 2021 and upon the occurrence of certain circumstances, holders will have the right to require the Company to repurchase all or some of the 2006 Debentures.

On November 30, 2011, the holders of the Company’s 2006 Debentures presented to the Company for redemption $42.4 million of the $42.5 million 2006 Debentures outstanding. The Company satisfied the $42.4 million repayment in cash by borrowing on its credit facility, as permitted under the terms of the credit facility. The Company plans to call the remaining $0.1 million aggregate principal amount of the 2006 Debentures by the end of the third quarter of fiscal 2012.

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

Net cash used in operating activities decreased $74.3 million to $6.7 million in the first six months of fiscal 2012 as compared to net cash provided by operating activities of $67.6 million in the first six months of fiscal 2011. The net use of cash in operating activities during the first quarter is indicative of the highly seasonal nature of our business, with the majority of purchases and other operating cash outflows occurring in the first and second quarters of the fiscal year and the majority of cash receipts occurring in the second and third quarters of the fiscal year. Approximately $50 million of the decline was related to planned early inventory purchases made during the Company’s fiscal 2011 fourth quarter and the subsequent payment of the related accounts payable. Due to the seasonality of our business, payment terms were extended with many of our vendors in order to better match our cash outflows for inventory purchases that typically occur during the first and fourth quarters with the cash inflows from our receivables collections that occur primarily in the second and third quarters. This helps to reduce our bank interest costs. The Company estimates that the extension of payment terms has reduced interest expense by approximately $1.5 million. The decrease in interest expense is partially offset by the value of foregone purchase discounts related to early payments. We estimate the loss of early payment discounts to be approximately $0.4 million which negatively impacted gross margin. The Company expects to continue to work with its vendors for extended payment terms. Approximately $14 million of the decrease in operating cash flows was related to the timing of income tax payments.

Net cash used in investing activities decreased $2.7 million to $7.5 million in the first six months of fiscal 2012 as compared to $10.2 million for the first six months of fiscal 2011. Additions to property, plant and equipment decreased $2.2 million from the first six months of fiscal 2011 to $3.7 million in the first six months of fiscal 2012. Product development spending decreased $0.4 million from the first six months of fiscal 2011 to $3.8 million in the first six months of fiscal 2012, primarily as a result of a reduction in capital spending by the Company. The Company is committed to the ongoing investment in the development of curriculum-based products.

Net cash provided by financing activities increased $78.9 million to $8.5 million in the first six months of fiscal 2012 as compared to $70.4 million of net cash used in financing activities for the first six months of fiscal 2011. The increase was used to fund cash used in operations.

Fluctuations in Quarterly Results of Operations

The Company’s business is subject to seasonal fluctuations. Historically, the proportion of contribution to annual revenues and profitability have been dramatically higher in the first two quarters of its fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the Company’s costs for the products sold, the mix of products sold and general economic conditions. Moreover, the operating margins of businesses the Company acquires may differ substantially from its own, which could contribute to further fluctuation in quarterly operating results. Therefore, results for any fiscal quarter are not indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

Inflation

Inflation, particularly in energy costs, has had and is expected to have an effect on our results of operations and our internal and external sources of liquidity.

Critical Accounting Policies

Goodwill and Intangible Assets, and Long-Lived Assets.

As discussed in Item 1, Note 7 of the condensed consolidated financial statements, in the first quarter of fiscal 2011 the Company recorded impairment charges of $411.2 million and $0.2 million related to goodwill and an indefinite-lived tradename intangible, respectively. The impairments were determined as part of the fair value assessment of these assets.

In the first quarter of fiscal 2012, the Company performed its annual impairment test. We tested goodwill for impairment by determining the fair value of the Company’s reporting units using a combined income (discounted cash flow) and market approach (guideline public company comparables) valuation model. The details regarding the determination of the fair value of the reporting units, including the key assumptions used in the impairment analysis, are discussed in Item 1, Note 7 of the condensed consolidated financial statements. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the estimated recoverability, or impairment, if any, of the asset. Changes in estimates or the application of alternative assumptions could have produced significantly different results.

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

The Company performs its annual impairment test during the first quarter of each fiscal year, unless triggering events occur that would cause it to test for impairment at interim periods. While the Company does not believe a triggering event has occurred through the periods covered in this report, there can be no assurance that future circumstances or conditions will not change that could result in an impairment of the Company’s goodwill, which could have a material adverse affect on the Company’s results of operations in a future period. Such circumstances or conditions could include, but are not limited to, protracted period of market capitalization below book value, changes in cash flow forecasts or changes in discount rates. Management continues to monitor circumstances and conditions for events that could result in an impairment of the Company’s goodwill.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no material changes in litigation matters subject to the Company in the first six months of fiscal 2012.

ITEM 1A. Risk Factors

The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in the fiscal 2011 Annual Report on Form 10-K.

ITEM 5. Other Information

Consistent with the recommendation of the Company’s Board of Directors and the vote of the majority of the Company’s shareholders at its 2011 Annual Meeting of Shareholders, the Company intends to include an advisory shareholder vote on the compensation of the Company’s named executive officers in its annual meeting proxy statement on an annual basis until the next advisory shareholder vote on the frequency of the vote on the compensation of our named executive officers.

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

December 6, 2011	/s/ David J. Vander Zanden
Date	David J. Vander Zanden
Chief Executive Officer
(Principal Executive Officer)

December 6, 2011	/s/ David N. Vander Ploeg
Date	David N. Vander Ploeg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc’s. Quarterly Report on Form 10-Q for the quarter ended October 29, 2011 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.