Form 10-Q
period 2012-01-28
SCHOOL SPECIALTY INC
filed 2012-03-07
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	March 7, 2012
Common Stock, $0.001 par value	18,990,535

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 2012

		Page Number

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at January 28, 2012, April 30, 2011 and January 22, 2011	2

	Condensed Consolidated Statements of Operations for the Three Months Ended January 28, 2012 and January 22, 2011 and for the Nine Months Ended January 28, 2012 and January 22, 2011	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended January 28, 2012 and January 22, 2011 and for the Nine Months Ended January 28, 2012 and January 22, 2011	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended January 28, 2012 and January 22, 2011	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	24

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4.	CONTROLS AND PROCEDURES	33

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	34

ITEM 1A.	RISK FACTORS	34

ITEM 6.	EXHIBITS	34

PART I—FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	January 28, 2012	April 30, 2011	January 22, 2011
ASSETS
Current assets:
Cash and cash equivalents	$975	$9,821	$1,667
Accounts receivable, less allowance for doubtful accounts of $1,877, $1,951 and $1,875, respectively	64,290	67,442	70,767
Inventories	79,715	111,266	80,747
Deferred catalog costs	15,412	16,639	16,597
Prepaid expenses and other current assets	12,873	14,516	13,329
Deferred taxes	5,737	—	9,867

Total current assets	179,002	219,684	192,974
Property, plant and equipment, net	57,754	65,571	64,383
Goodwill	41,065	129,390	127,694
Intangible assets, net	126,860	155,889	158,205
Development costs and other	33,847	36,383	34,352
Deferred taxes long-term	26,459	10,227	—
Investment in unconsolidated affiliate	18,907	20,400	27,215

Total assets	$483,894	$637,544	$604,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities—long-term debt	$957	$98,243	$193,375
Accounts payable	65,302	85,639	64,045
Accrued compensation	4,234	7,972	6,949
Deferred revenue	3,576	3,600	4,112
Accrued income taxes	8,476	11,855	19,204
Deferred taxes	—	4,454	—
Other accrued liabilities	17,019	25,428	26,266

Total current liabilities	99,564	237,191	313,951
Long-term debt—less current maturities	265,112	198,036	60,395
Deferred taxes	—	—	10,751
Other liabilities	688	688	1,423

Total liabilities	365,364	435,915	386,520

Commitments and contingencies—Note 13
Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,300,545; 24,290,345 and 24,290,345 shares issued, respectively	24	24	24
Capital paid-in excess of par value	443,897	441,335	438,818
Treasury stock, at cost 5,420,210; 5,420,210 and 5,420,210 shares, respectively	(186,637)	(186,637)	(186,637)
Accumulated other comprehensive income	22,914	26,390	22,984
(Accumulated deficit)	(161,668)	(79,483)	(56,886)

Total shareholders’ equity	118,530	201,629	218,303

Total liabilities and shareholders’ equity	$483,894	$637,544	$604,823

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	January 28, 2012	January 22, 2011	January 28, 2012	January 22, 2011
Revenue	$85,258	$89,859	$612,717	$634,723
Cost of revenue	54,630	56,910	375,753	376,179

Gross profit	30,628	32,949	236,964	258,544
Selling, general and administrative expenses	54,048	59,169	207,229	216,335
Other general expenses, net	(4,376)	—	(4,376)	—
Impairment charges	107,501	—	107,501	411,390

Operating loss	(126,545)	(26,220)	(73,390)	(369,181)

Other expense:
Interest expense	6,293	6,365	21,072	21,241
Expense associated with convertible debt exchange		—	1,090	—

Loss before benefit from income taxes	(132,838)	(32,585)	(95,552)	(390,422)
Benefit from income taxes	(29,832)	(13,385)	(14,860)	(57,832)

Loss before investment in unconsolidated affiliate	$(103,006)	$(19,200)	$(80,692)	$(332,590)

Losses of unconsolidated affiliate	(1,608)	(950)	(1,493)	(1,085)

Net loss	$(104,614)	$(20,150)	$(82,185)	$(333,675)

Weighted average shares outstanding:
Basic and Diluted	18,880	18,870	18,878	18,868

Net Loss per Share:
Basic and Diluted	$(5.54)	$(1.07)	$(4.35)	$(17.68)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	For the Three Months Ended		For the Nine Months Ended
	January 28, 2012	January 22, 2011	January 28, 2012	January 22, 2011
Net loss	$(104,614)	$(20,150)	$(82,185)	$(333,675)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(689)	1,145	(3,476)	(1,068)

Total comprehensive loss	$(105,303)	$(19,005)	$(85,661)	$(334,743)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Nine Months Ended
	January 28, 2012	January 22, 2011
Cash flows from operating activities:
Net loss	$(82,185)	$(333,676)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	22,351	20,742
Amortization of development costs	4,950	3,838
Amortization of debt fees and other	2,157	1,602
Impairment charges	107,501	411,390
Losses of unconsolidated affiliate	1,493	1,085
Share-based compensation expense	1,867	2,304
Expense associated with convertible debt exchange	1,090	—
Deferred taxes	(27,607)	(82,094)
(Gain) on sale of assets	(4,376)	—
Non-cash convertible debt deferred financing costs	7,290	7,691
Changes in current assets and liabilities
Accounts receivable	2,101	2,332
Inventories	30,815	19,162
Deferred catalog costs	1,227	(3,004)
Prepaid expenses and other current assets	1,638	2,528
Accounts payable	(20,693)	15,883
Accrued liabilities	(15,588)	13,784

Net cash provided by operating activities	34,031	83,567

Cash flows from investing activities:
Additions to property, plant and equipment	(6,616)	(10,220)
Investment in product development costs	(5,560)	(6,655)
Proceeds from sale of assets	6,650	—

Net cash used in investing activities	(5,526)	(16,875)

Cash flows from financing activities:
Proceeds from bank borrowings	500,300	632,600
Repayment of debt and capital leases	(493,488)	(585,660)
Redemption of convertible debt	(42,500)	(133,000)
Payment of debt fees and other	(1,663)	—

Net cash used in financing activities	(37,351)	(86,060)

Net decrease in cash and cash equivalents	(8,846)	(19,368)
Cash and cash equivalents, beginning of period	9,821	21,035

Cash and cash equivalents, end of period	$975	$1,667

Supplemental disclosures of cash flow information:
Interest paid	$12,912	$14,160
Income taxes paid	$14,077	$3,497

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In May, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, Fair Value Measurements, FASB Accounting Standards Codification (“ASC”) Topic 820. The purpose of ASU No. 2011-04 was to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reports Standards (“IFRS”). ASU No. 2011-04 was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption ASU No. 2011-04 by the Company did not have a material impact on the Company’s financial position, results of operations, comprehensive income (loss) or cash flows.

In June, 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, FASB ASC Topic 220. The purpose of ASU No. 2011-05 was to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU No. 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, and early adoption is permitted. The Company early adopted ASU No. 2011-05 during the second quarter ended October 29, 2011. Early adoption of ASU No. 2011-05 resulted in the inclusion of the condensed consolidated statements of comprehensive income (loss) in the condensed consolidated unaudited financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, FASB ASC Topic 350. The intent of ASU No 2011-08 is to simplify how entities test goodwill for impairment. ASU No. 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company has not yet adopted ASU No. 2011-08. In the course of preparing the financial statements for the third quarter of fiscal 2012, the Company identified a triggering event in the third quarter of fiscal 2012 that resulted in an interim impairment test of goodwill. See Note 7 for the goodwill and intangible asset impairment charge recorded by the Company in the third quarter of fiscal 2012.

NOTE 3—INCOME TAXES

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

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at January 28, 2012, April 30, 2011 and January 22, 2011, was $688, $688 and $1,423, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

During the third quarter of fiscal 2012, the Company recorded a $2,860 valuation allowance related to a deferred tax asset for charitable contribution carryforwards that the Company now expects will not be utilized prior to expiration.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 4—SHAREHOLDERS’ EQUITY

Changes in condensed consolidated shareholders’ equity during the nine months ended January 28, 2012 and January 22, 2011 were as follows:

Shareholders’ equity balance at April 30, 2011	$201,629
Net loss	(82,185)
Share-based compensation	1,867
Income tax deficiency from stock options	(111)
Convertible debt exchange	806
Foreign currency translation adjustment	(3,476)

Shareholders’ equity balance at January 28, 2012	$118,530

Shareholders’ equity balance at April 24, 2010	$551,188
Net loss	(333,675)
Share-based compensation	2,304
Income tax deficiency from stock options	(446)
Foreign currency translation adjustment	(1,068)

Shareholders’ equity balance at January 22, 2011	$218,303

NOTE 5—EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic (loss) per share (“basic EPS”) and diluted (loss) per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Net Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended January 28, 2012:
Basic and diluted EPS	$(104,614)	18,880	$(5.54)

Three months ended January 22, 2011:
Basic and diluted EPS	$(20,150)	18,870	$(1.07)

	Net Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Nine months ended January 28, 2012:
Basic and diluted EPS	$(82,185)	18,878	$(4.35)

Nine months ended January 22, 2011:
Basic and diluted EPS	$(333,675)	18,868	$(17.68)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The Company had stock options outstanding of 1,865 and 1,823 during the three and nine months ended January 28, 2012, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive. The Company had stock options outstanding of 1,541 and 1,531 during the three and nine months ended January 22, 2011, that were not included in the computation of diluted EPS because they were anti-dilutive.

The $157,500, 3.75% convertible subordinated debentures, had no current impact on the Company’s denominator for computing Diluted EPS because conditions under which the debentures may be converted were not satisfied. See Note 10.

NOTE 6—SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has three share-based employee compensation plans under which awards were outstanding as of January 28, 2012: the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All plans have been approved by the Company’s shareholders. The purpose of the 1998 Plan, the 2002 Plan and the 2008 Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008. Under the 2002 Plan, the maximum number of equity awards available for grant is 1,500 shares. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

A summary of option activity during the nine months ended January 28, 2012 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 30, 2011	1,506	$29.29	988	$33.61
Granted	776	13.76
Exercised	—	—
Cancelled	(122)	21.66

Balance at January 28, 2012	2,160	$25.97	1,102	$32.26

The following table details supplemental information regarding stock options outstanding at January 28, 2012:

	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Options outstanding	6.15 years	$332
Options vested and expected to vest	6.07 years	—
Options exercisable	4.42 years	—

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price
$ 2.26 - $19.19	991	8.96	$11.27	68	$18.55
$19.20 - $29.48	384	5.25	22.37	259	23.06
$29.49 - $36.01	279	4.04	33.52	268	33.63
$36.02 - 39.71	506	4.29	38.10	507	38.10

	2,160	6.15	$25.97	1,102	$32.26

Options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. Prior to fiscal 2009, the Company issued new shares of common stock to settle shares due upon option exercise. In fiscal 2009, the Company’s option plans were amended to allow for the net settlement of the exercise price and related employee tax withholding liabilities for non-qualified stock option exercises. For the nine months ended January 28, 2012, no shares were issued upon the exercise of stock options. For the nine months ended January 22, 2011, approximately 3 new shares were issued upon the exercise of stock options, 12 shares were tendered to satisfy the exercise price, and zero shares were surrendered to satisfy employee tax liabilities.

Option information provided in the tables in the Note includes 75 shares subject to an inducement option granted to Michael P. Lavelle, the Company’s President and Chief Executive Officer, in connection with the commencement of his employment with the Company effective January 12, 2012. One-third of the inducement options will become exercisable on the date Mr. Lavelle purchases a number of shares of Company common stock with an aggregate purchase price of at least $400 (the “Purchase Date”), and another one-third of which will become exercisable on each of the first and second anniversaries of the Purchase Date.

During the first nine months of fiscal 2011, the Company granted 77 non-vested stock unit (“NSU”) awards to members of the Company’s management under the 2002 Plan. There were no NSU awards granted to the Company’s management in the first nine months of fiscal 2012. The NSUs are performance-based and vest at the end of a three-year cycle and will result in an issuance of shares of the Company’s common stock if targeted metrics are achieved at a threshold level or above. The NSUs will be settled in shares of Company common stock with actual shares awarded ranging from 80% of the target number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The approximate fair value of awards granted during the nine months ended January 22, 2011 was $1,468, assuming the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to performance-based NSU awards on a straight-line basis over the vesting period adjusted for changes in the expected level of performance.

During the first nine months of fiscal 2012 and 2011, the Company granted 14 and 10 time-based NSU awards to non-employee directors of the Company with an approximate fair value of $194 and $194, respectively. The awards vest one year from the date of grant and the Company is recognizing share-based compensation expense related to time-based NSU awards on a straight-line basis over the vesting period.

During the third quarter of fiscal 2012, the Company awarded 75 shares of restricted stock to Mr. Lavelle in connection with the commencement of his employment with the Company. The restricted stock will vest as to one-third of the shares on the Purchase Date and will vest as to an additional one-third on each of the first and second anniversaries of the Purchase Date. During the first nine months of fiscal 2011, the Company awarded 118 time-based restricted stock units (“RSUs”) to employees of the Company under the 2002 Plan. The RSUs awarded to senior management vest over a five-year period, thirty percent after the third year, sixty percent (cumulative) after the fourth year and one-hundred percent (cumulative) after the fifth year. The RSUs awarded to other employees vest over a four year period, thirty percent after the second year, sixty percent (cumulative) after the third year and one-hundred percent (cumulative) after the fourth year. The approximate fair value of the awards granted during the nine months ended January 22, 2011 was $2,250.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The following table presents the share-based compensation expense recognized during the three and nine months ended January 28, 2012 and January 22, 2011:

	For the Three Months Ended				For the Nine Months Ended
	January 28, 2012		January 22, 2011		January 28, 2012		January 22, 2011
	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$464	$284	$635	$389	$1,166	714	$1,703	$1,042
Management NSUs	87	53	86	53	259	159	259	160
Director NSUs	48	29	49	30	149	91	134	83
Management RSUs	87	53	91	56	293	179	208	129

Total stock-based compensation expense	$686		$861		$1,867		$2,304

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying condensed consolidated statements of operations. The income tax benefit recognized related to share-based compensation expense was $266 and $334 for the three months ended January 28, 2012 and January 22, 2011, respectively, and was $724 and $894 for the nine months ended January 28, 2012 and January 22, 2011, respectively. The Company recognized share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

The total unrecognized share-based compensation expense as of January 28, 2012 and January 22, 2011 was as follows:

	January 28, 2012	January 22, 2011
Stock Options, net of estimated forfeitures	$3,704	$3,223
NSUs	$163	$776
RSUs	$1,313	$1,514

The Company expects to recognize this expense over a weighted average period of approximately 2.6 years.

The Company granted 326 options during the three months ended January 28, 2012. The weighted average fair value of the options granted during the three months ended January 28, 2012 was $1.70 per share. There were no options granted during the three months ended January 22, 2011. The weighted average fair value of options granted during the nine months ended January 28, 2012 and January 22, 2011 was $5.04 and $6.74 per share, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	January 28, 2012	January 22, 2011	January 28, 2012	January 22, 2011
Average-risk free interest rate	1.01%	2.05%	2.11%	2.00%
Expected volatility	43.65%	36.52%	35.98%	35.00%
Expected term	5.5 years	5.5 years	5.5 years	5.5 years

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	January 28, 2012	January 22, 2011	January 28, 2012	January 22, 2011
Total intrinsic value of stock options exercised	$—	$—	$—	$61
Cash received from stock option exercises	$—	$—	—	0
Income tax benefit/(deficiency) from stock option/NSU activity	$(82)	$13	$(111)	$(446)

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

January 28, 2012	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,858	$(22,356)	$14,502
Publishing rights (15 to 25 years)	113,260	(33,006)	80,254
Non-compete agreements (3.5 to 10 years)	5,481	(5,186)	295
Tradenames and trademarks (10 to 30 years)	3,504	(1,185)	2,319
Order backlog and other (less than 1 to 13 years)	1,767	(1,095)	672
License agreement (10 years)	14,506	(4,798)	9,708

Total amortizable intangible assets	175,376	(67,626)	107,750

Non-amortizable intangible assets:
Tradenames and trademarks	19,110	—	19,110

Total non-amortizable intangible assets	19,110	—	19,110

Total intangible assets	$194,486	$(67,626)	$126,860

April 30, 2011	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,998	$(20,631)	$16,367
Publishing rights (15 to 25 years)	113,260	(28,797)	84,463
Non-compete agreements (3.5 to 10 years)	7,110	(6,471)	639
Tradenames and trademarks (10 to 30 years)	3,504	(1,041)	2,463
Order backlog and other (less than 1 to 13 years)	2,634	(1,807)	827
License agreements (10 years)	14,506	(3,496)	11,010

Total amortizable intangible assets	178,012	(62,243)	115,769

Non-amortizable intangible assets:
Tradenames and trademarks	40,120	—	40,120

Total non-amortizable intangible assets	40,120	—	40,120

Total intangible assets	$218,132	$(62,243)	$155,889

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

January 22, 2011	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,564	$(19,943)	$16,621
Publishing rights (15 to 25 years)	113,260	(27,401)	85,859
Non-compete agreements (3.5 to 10 years)	7,110	(6,355)	755
Tradenames and trademarks (10 to 30 years)	3,504	(993)	2,511
Order backlog and other (less than 1 to 13 years)	2,634	(1,750)	884
License agreement (10 years)	14,506	(3,051)	11,455

Total amortizable intangible assets	177,578	(59,493)	118,085

Non-amortizable intangible assets:
Tradenames and trademarks	40,120	—	40,120

Total non-amortizable intangible assets	40,120	—	40,120

Total intangible assets	$217,698	$(59,493)	$158,205

Intangible amortization expense included in SG&A expense for the three months ended January 28, 2012 and January 22, 2011 was $2,642 and $2,671, respectively, and $7,953 and $8,142 for the nine months ended January 28, 2012 and January 22, 2011, respectively.

Intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2012 is estimated to be:

Fiscal 2012 (three months remaining)..	$2,622
Fiscal 2013	9,959
Fiscal 2014	9,665
Fiscal 2015	9,448
Fiscal 2016	9,257
Fiscal 2017	8,503

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The following information presents changes to goodwill during the period beginning January 22, 2011 through January 28, 2012:

	Reporting Units			Reporting Units
	Education Resources	Califone	Educational Resources Segment	Science	Planning and Student Development	Reading	Health	Accelerated Learning Segment	Total
Balance at January 22, 2011
Goodwill	$249,695	$14,852	264,547	$75,652	$181,211	$17,474	$—	274,337	538,884
Accumulated impairment losses	$(249,695)	$—	(249,695)	$(55,372)	$(106,123)	$—	$—	(161,495)	(411,190)

Balance at January 22, 2011	$—	$14,852	$14,852	$20,280	$75,088	$17,474	$—	$112,842	$127,694

Fiscal 2011 Activity:
Currency translation adjustment	—	—	—	—	1,696	—	—	1,696	1,696

Balance at April 30, 2011
Goodwill	$249,695	$14,852	264,547	$75,652	$182,907	$17,474	$—	276,033	540,580
Accumulated impairment losses	$(249,695)	$—	(249,695)	$(55,372)	$(106,123)	$—	$—	(161,495)	(411,190)

Balance at April 30, 2011	$—	$14,852	$14,852	$20,280	$76,784	$17,474	$—	$114,538	$129,390

Fiscal 2012 Activity:
Currency translation adjustment	—	—	—	—	(1,834)	—	—	(1,834)	(1,834)

Balance at January 28, 2012
Goodwill	$249,695	$14,852	264,547	$75,652	$181,073	$17,474	$—	274,199	538,746
Accumulated impairment losses	$(249,695)	$(10,959)	(260,654)	$(75,652)	$(153,603)	$(7,772)	$—	(237,027)	(497,681)

Balance at January 28, 2012	$—	$3,893	$3,893	$—	$27,470	$9,702	$—	$37,172	$41,065

In accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, the Company performs its impairment test of goodwill at the reporting unit level and indefinite-lived intangible assets at the unit of account level during the first quarter of each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values.

According to FASB ASC Topic 350-20-20, a reporting unit is the level at which goodwill impairment is tested. A reporting unit can be an operating segment or one level below an operating segment, also known as a component. FASB ASC Topic 350-20-35-34 states that a component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available for segment management to regularly review the operating results of that component. As of April 30, 2011, the most recent date on which the annual impairment test was measured, the Company had six reporting units, four of which had goodwill balances. The Educational Resources segment consists of the Education Resources and Califone reporting units. The Accelerated Learning segment consists of the Science, Planning and Student Development, Reading, and Health reporting units. The goodwill for each reporting unit is shown in the table above.

In connection with the preparation of the financial statements for the third quarter of fiscal 2012, the Company concluded a triggering event had occurred which would more likely than not reduce the fair value of the reporting units below their carrying value. The triggering event was a combination of the continued decrease in the Company’s market capitalization and declines in the Company’s forecasted future years’ operating results and cash flows. On December 31, 2011, the Company’s closing stock price was $2.50 per share compared with $14.15 as of May 1, 2011. As a result of the Company’s performance of the goodwill and indefinite-lived intangible asset impairment test as detailed below, the Company recorded an impairment charge of $86,491 for goodwill and $21,010 for indefinite-lived intangible assets.

FASB ASC Topic 350 requires a two-step method for determining goodwill impairment. In the first step, the Company determined the fair value of the reporting unit by utilizing a combination of the income approach (weighted 90%) and the market approach (weighted 10%) derived from comparable public companies, except for the Science and Health reporting units for which only the income approach was used due to the limited availability of comparable public company data. The Company believes that each approach has its merits.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

However, in the instances where both approaches were utilized, the Company has weighted the income approach more heavily than the market approach because the Company believes that management’s assumptions generally provide greater insight into the reporting unit’s fair value. This fair value determination was categorized as a non-recurring level 3 fair value hierarchy pursuant to FASB ASC Topic 820, “Fair Value Measurements”. The estimated fair value of the reporting units was dependent on several significant assumptions, including earnings projections and discount rates. There were no changes to the valuation techniques during fiscal 2012, relative to fiscal 2011.

In performing the impairment assessment, the Company estimated the fair value of its reporting units using the following valuation method and assumptions:

1.	Income Approach (discounted cash flow analysis)—the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of a reporting unit and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting units and the discount rate. The growth rates used for the terminal value calculations and the discount rates of the respective reporting units were as follows:

	Terminal Value Growth Rates	Discount Rate
Education Resources	2.0%	19.6%
Califone	2.0%	18.4%
Science	2.4%	15.4%
Planning and Student Development	3.0%	17.9%
Reading	2.0%	19.3%
Health	2.0%	17.9%

2.	Market Approach (market multiples)—this method begins with the identification of a group of peer companies in the same or similar industries as the company reporting unit being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a ratio of enterprise value to projected revenue as appropriate valuation metrics. These two metrics were evenly weighted for the Reading and Planning and Student Development reporting units. Various operating performance measurements of the reporting unit being valued are then benchmarked against the peer group and a discount rate or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the reporting unit being valued to arrive at an estimate of its fair value. A control premium is then applied to the equity value. The Company selected 8 companies that were deemed relevant to the Planning and Student Development and Reading reporting units and 9 companies that were deemed relevant to the Education Resources and Califone reporting units under the guideline public company method to provide an indication of value. A control premium was then applied to the enterprise value of the reporting unit. The control premium was established based on a review of transactions over an 18 month period. The resulting multiples and control premiums were as follows:

	EBITDA Multiples	Revenue Multiples	Control Premium
Education Resources	4.2x	N/A	13.8%
Califone	3.9x	N/A	13.8%
Reading	5.8x	1.2x	15.1%
Planning and Student Development	4.6x	0.8x	15.1%

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

Based upon the assessment performed in the third quarter of fiscal 2012, the Califone, Science, Planning and Student Development and Reading reporting units failed step one of the goodwill impairment test, requiring a step two analysis with respect to those reporting units. In step two, the Company allocated the fair value of the reporting units to all of the assets and liabilities of the reporting units, including any unrecognized intangible assets, in a hypothetical calculation to determine the implied fair value of the goodwill. The impairment charge, if any, is measured as the difference between the implied fair value of goodwill and its carrying value.

As a result of this analysis, $86,491 of goodwill was considered impaired during the third quarter of fiscal 2012. Assumptions utilized in the impairment analysis are subject to significant management judgment. Changes in estimates or the application of alternative assumptions could have produced significantly different results. As shown above in the table, the Califone reporting unit, which is part of the Educational Resources segment, and the Science, Reading and Planning and Student Development reporting units, which are part of the Accelerated Learning segment, were determined to have an impairment of their goodwill balance as of January 28, 2012.

Due to the triggering events described above, the Company also performed an impairment test of its indefinite-lived intangible assets during the third quarter of fiscal 2012. The Company utilized an income approach, whereby the assets are valued by reference to the amount of royalty income generated if the assets were licensed to a third party. In this method, a sample of comparable guideline royalty or license agreements was analyzed. The Company recorded a $21,010 impairment charge related to a non-amortizable trademark in the Educational Resources segment and to non-amortizable tradenames in the Accelerated Learning segment was necessary. The following table presents a summary of the carrying value of indefinite-lived intangible assets:

	Educational Resources	Accelerated Learning	Total
Tradenames	$—	$38,890	$38,890
Trademarks	1,430	—	1,430
Accumulated impairment loss	(1,020)	(20,190)	(21,210)

Balance at January 28, 2012:	$410	$18,700	$19,110

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The following discussion relates to the goodwill and other intangible assets impairment test performed during the first quarter of fiscal 2011.

In performing the impairment assessment, the Company estimated the fair value of its reporting units using a combination of the Income Approach and Market Approach discussed above. Key assumptions used in these approaches were as follows:

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

The Company believed the first quarter of fiscal 2011 was the appropriate quarter for conducting its assessment since the Company’s business is highly seasonal, with approximately 75% of its revenue and over 100% of its net income occurring in the first two quarters of the fiscal year. The Company has historically had much better insight into the projected annual performance during the first quarter due to the timing of school budgets and ordering by schools and school districts. The fiscal 2011 impairment charge was due in part to the continued deterioration of school spending amid the continuation of state budget challenges and school spending cuts. During the first quarter of fiscal 2011, the Company experienced a significant decline in actual revenue of 23.4% and operating income of 44.6% prior to the impact of the impairment charge. Additionally, the Company experienced a decline in its market capitalization beginning in fiscal 2009 and which continued into the first quarter of fiscal 2011. As of April 24, 2010, the Company’s market capitalization was $463,538, compared to the Company’s book value of $551,188 on that date. As of the end of the first quarter ended July 24, 2010, the Company’s market capitalization had decreased by an additional $109,461 to $354,077. During the second and third quarters of fiscal 2011, the Company reviewed both its current market capitalization and future cash flow projections and concluded no evidence of further impairment existed.

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

	Educational Resources	Accelerated Learning	Total
Tradenames	$—	$38,890	$38,890
Trademarks	1,430	—	1,430
Accumulated impairment loss	(200)	—	(200)

Balance at January 22, 2011:	$1,230	$38,890	$40,120

NOTE 8—INVESTMENT IN UNCONSOLIDATED AFFILIATE

Investment in unconsolidated affiliate is accounted for under the equity method, and consisted of the following:

	Percent- Owned	January 28, 2012	April 30, 2011	January 22, 2011
Carson—Dellosa Publishing, LLC	35%	$18,907	$20,400	$27,215

On November 13, 2009, the Company completed the divestiture of the School Specialty Publishing business unit to Carson-Dellosa Publishing, LLC, a newly-formed business entity. Under the divestiture agreement, the Company combined its publishing unit net assets with those of Cookie Jar Education, Inc. and received a 35% interest, accounted for under the equity method, in Carson-Dellosa Publishing, LLC. The fair value of the Company’s total contribution was $29,438, including cash of $2,226, which was materially consistent with the book value of the Company net assets contributed. The Company recorded pre-tax losses for its 35% minority equity interest in Carson-Dellosa Publishing, LLC in the following amounts: $1,608 and $950 for the three months ended January 28, 2012 and January 22, 2011, respectively and $1,493 and $1,085 for the nine months ended January 28, 2012 and January 22, 2011, respectively.

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. The pre-tax losses are reflected in “Losses of unconsolidated affiliate” on the condensed consolidated statements of operations.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 9—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	January 28, 2012	April 30, 2011	January 22, 2011
Land	$158	$158	$158
Projects in progress	6,712	10,326	7,976
Buildings and leasehold improvements	29,854	29,867	29,851
Furniture, fixtures and other	100,067	90,503	99,399
Machinery and warehouse equipment	39,467	39,463	39,554

Total property, plant and equipment	176,258	170,317	176,938
Less: Accumulated depreciation	(118,504)	(104,746)	(112,555)

Net property, plant and equipment	$57,754	$65,571	$64,383

Depreciation expense for the three months ended January 28, 2012 and January 22, 2011 was $5,172 and $4,202, respectively, and $14,398 and $12,600 for the nine months ended January 28, 2012 and January 22, 2011, respectively.

NOTE 10—DEBT

Credit Agreement

On April 23, 2010, the Company entered into a Credit Agreement which replaced the Company’s previous Amended and Restated Credit Agreement dated as of February 1, 2006. During both the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, the Company amended the Credit Agreement. The amended Credit Agreement matures on April 23, 2014 and provided borrowing capacity of $242,500. This capacity consists of a revolving loan of $200,000 and a delayed draw term loan of up to $42,500, which was used to refinance a portion of the Company’s convertible notes in the third quarter of fiscal 2012. As of January 28, 2012, the outstanding balance on the delayed-draw term loan was $34,788.

Interest on borrowings under the Credit Agreement accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 4.50%, or the lender’s base rate plus an applicable margin of up to 3.50%. The Company also pays a commitment fee on the revolving loan of up to 0.50% on unborrowed funds. The effective interest rate under the credit facility for the third quarter of fiscal 2012 was 6.79%, which includes amortization of loan origination fees of $332 and commitment fees on unborrowed funds of $147. The revolving loan provides for a letter of credit sub-facility of up to $15,000, under which $2,695 was issued and outstanding as of January 28, 2012. As of January 28, 2012, the outstanding balance on the revolving loan and the delayed-draw term loan were $98,488 and $34,788, respectively, and were reflected in “Long-term debt – less current maturities” on the condensed consolidated balance sheets. The Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures. The Company was in compliance with these financial covenants as of January 28, 2012. The gain on asset sale that was realized in the third quarter of fiscal 2012 and cost cutting measures were factors that contributed to the Company remaining in compliance.

The Company closely evaluates its expected ability to remain in compliance with the consolidated total and senior leverage and interest coverage ratios. The recent economic trends impacting the Company’s performance, such as the decline in school funding, which had led to a decrease in the Company’s revenues and margins, have put pressure on the Company’s ability to remain in compliance with these ratios. Based on the low end of the range of the Company’s current forecasts reflected in our most recent guidance, the Company may be unable to comply with one or all of these financial covenants in the fourth quarter of fiscal 2012. The Company may need to work with its lenders to secure a waiver or amend such ratios or to refinance these obligations in the near future. Any amendment, waiver or refinancing may result in additional bank fees and more restrictive terms, and may increase the cost of any future borrowings. The Company believes it will be able to maintain compliance with the financial covenants by working with its lenders, if an amendment or waiver is necessary. If the Company fails to maintain compliance with the covenants and fails to obtain amendments to or waivers under the Credit Agreement or refinancing, the Company’s lenders could take remedies pursuant to the agreement. If acceleration occurs, the Company may have difficulty in obtaining sufficient additional funds to refinance the accelerated debt.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

Convertible Notes

FASB ASC Topic 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the market interest rate at debt issuance without the conversion feature. The Company had four convertible debt instruments outstanding during portions of fiscal 2012 and 2011 that are subject to FASB ASC Topic 470-20. The standard requires that a fair value be assigned to the equity conversion option of (1) the Company’s $133,000, 3.75% convertible subordinated notes due 2023 (the “2003 Notes”), which were issued on July 14, 2003 and no longer outstanding as of the second quarter of fiscal 2011; (2) the Company’s $200,000 convertible subordinated debentures due 2026 (“the 2006 Debentures”), which were issued November 22, 2006 of which $42,500 in aggregate principal amount was repaid in the third quarter of fiscal 2012 and the balance of which was exchanged for the Debentures described in the following clauses (3) and (4); (3) the Company’s $100,000 convertible subordinated debentures (“the 2011 Debentures”), which were issued on March 1, 2011 of which $100,000 in aggregate principal amount are currently outstanding; and (4) the additional $57,500 of the 2011 Debentures, which were issued on July 7, 2011, of which $57,500 in aggregate principal amount are currently outstanding (collectively, the “Convertible Notes”). This change results in a corresponding decrease in the value assigned to the carrying value of the debt portion of the instruments.

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

The put date occurred on July 30, 2010 for the 2003 Notes. All of the 2003 Notes were repaid during the second quarter of fiscal 2011 using proceeds from the Credit Agreement. The put date occurred on November 30, 2011 for the 2006 Debentures. All of the remaining 2006 Debentures were repaid during the third quarter of fiscal 2012 using proceeds from the delayed-draw term loan component of the Credit Agreement. The put date is November 30, 2014 for the 2011 Debentures.

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

On November 22, 2006, the Company issued $200,000 in aggregate principal amount of the 2006 Debentures. The 2006 Debentures were unsecured, subordinated obligations of the Company, paid interest at 3.75% per annum on each May 30th and November 30th, and were convertible upon satisfaction of certain conditions. In connection with any such conversion, the Company would have been required to deliver cash equal to the lesser of the aggregate principal amount of debentures to be converted or the Company’s total conversion obligation, and would have been required to deliver, at its option, cash or shares of its common stock in respect of the remainder, if any, of its conversion obligation. The initial conversion rate was .0194574 shares per $1 principal amount of debentures, which represented an initial conversion price of approximately $51.39 per share. The debentures were redeemable at the Company’s option on or after November 30, 2011. No debentures were converted into shares of common stock.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

On March 1, 2011 and July 7, 2011, the Company entered into separate, privately negotiated exchange agreements under which it retired $100,000 and $57,500, respectively, in aggregate principal amount of the then outstanding 2006 Debentures in exchange for the issuance of $100,000 and $57,500, respectively, in aggregate principal amount of the 2011 Debentures. The 2011 Debentures pay interest semi-annually at a rate of 3.75% per year in respect of each $1,000 original principal amount of 2011 Debentures (the “Original Principal Amount”) on each May 30th and November 30th, and the principal accretes on the principal amount of the 2011 Debentures (including the Original Principal Amount) at a rate of 3.9755% per year, compounding on a semi-annual basis (such principal amount, including any accretions thereon, the “Accreted Principal Amount”). The 2011 Debentures will be convertible, at the option of the Company, into cash or a combination of cash and shares of Company common stock, par value $.001 per share (“Company Common Stock”), upon satisfaction of certain conditions set forth below. The initial conversion rate is 0.442087 shares per $1 of Original Principal Amount (subject to adjustment in certain events), which represents an initial conversion price of approximately $22.62 per share. However, the Company will not issue any shares of Company common stock pursuant to the 2011 Debentures if, after giving effect to such issuance, the aggregate number of shares issued pursuant to the 2011 Debentures would exceed 19.99% of the number of shares of Company Common Stock outstanding as of March 1, 2011, unless the Company first receives the approval of the Company’s shareholders, which the Company has no obligation to seek. The 2011 Debentures will mature on November 30, 2026, unless earlier redeemed, repurchased or converted. Holders of the 2011 Debentures have the option to require the Company to purchase the 2011 Debentures outstanding on November 30, 2014, November 30, 2018 and November 30, 2022 at a price equal to 100% of the Accreted Principal Amount of the 2011 Debentures delivered for repurchase plus any accrued and unpaid interest on the Original Principal Amount of the 2011 Debentures delivered for repurchase. The Company has the right to redeem the 2011 Debentures beginning May 30, 2014 at a price equal to 100% of the Accreted Principal Amount of the 2011 Debentures to be redeemed plus any accrued but unpaid interest on the Original Principal Amount of the 2011 Debentures redeemed.

The estimated fair value of the Company’s $100,000 and $57,500 convertible subordinated notes at January 28, 2012 was approximately $70,602 and $40,596, respectively and the carrying value was $98,053 and $56,634, respectively. The estimated fair value was determined using Level 2 inputs as described in FASB ASC Topic 820.

NOTE 11—RESTRUCTURING

In the first nine months of fiscal 2012 and fiscal 2011, the Company recorded restructuring costs associated with severance related to headcount reductions, which is recorded in SG&A on the condensed consolidated statements of operations. The Company completed the fiscal 2012 headcount reductions during the third quarter of fiscal 2012. The fiscal 2011 headcount reductions were substantially complete during the third quarter of fiscal 2011. The following is a reconciliation of accrued restructuring costs for the nine months ended January 28, 2012 and January 22, 2011:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	Educational Resources	Accelerated Learning	Corporate	Total
Accrued Restructuring at April 24, 2010	$1,123	$38	$365	$1,526
Amounts charged to expense	1,063	—	11	1,074
Payments	(874)	(34)	(198)	(1,106)

Accrued Restructuring at July 24, 2010	$1,312	$4	$178	$1,494

Amounts charged to expense	138	22	12	172
Payments	(442)	—	(159)	(601)

Accrued Restructuring at October 23, 2010	$1,008	$26	$31	$1,065

Amounts charged to expense	$190	$180	$231	601
Payments	$(544)	$(107)	$(118)	(769)

Accrued Restructuring at January 22, 2011	$654	$99	$144	$897

	Educational Resources	Accelerated Learning	Corporate	Total
Accrued Restructuring at April 30, 2011	$309	$44	$8	$361
Amounts charged to expense	10	—	—	10
Payments	(178)	(44)	(8)	(230)

Accrued Restructuring at July 30, 2011	$141	$—	$—	$141

Amounts charged to expense	525	704	187	1,416
Payments	(96)	(9)	—	(105)

Accrued Restructuring at October 29, 2011	$570	$695	$187	$1,452

Amounts charged to expense	173	7	—	180
Payments	(395)	(274)	(138)	(807)

Accrued Restructuring at January 28, 2012	$348	$428	$49	$825

NOTE 12—SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s CEO, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Educational Resources and Accelerated Learning, which also constitute its reportable segments. The Company operates principally in the United States, with limited operations in Canada. The Educational Resources segment and Accelerated Learning segment revenues for the three and nine months periods ended January 28, 2012 and January 22, 2011, respectively, were comprised solely of sales to external parties. The Educational Resources segment offers products that include basic classroom supplies and office products, supplemental learning materials, physical education equipment, classroom technology, and furniture. The Accelerated Learning segment is a PreK-12 curriculum-based publisher of proprietary and non-proprietary products in the categories of science, reading and literacy, coordinated school health, and planning and student development. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies as included in the Company’s Form 10-K for the fiscal year ended April 30, 2011.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 28, 2012	January 22, 2011	January 28, 2012	January 22, 2011
Revenue:
Educational Resources	$70,428	$69,785	$429,713	$432,897
Accelerated Learning	14,313	19,907	182,153	201,325
Corporate and intercompany eliminations	517	167	851	501

Total	$85,258	$89,859	$612,717	$634,723

Operating loss before benefit from income taxes:
Educational Resources	$(14,246)	$(7,343)	$15,510	$(221,369)
Accelerated Learning	(102,345)	(10,278)	(59,655)	(120,318)
Corporate and intercompany eliminations	(9,954)	(8,599)	(29,245)	(27,494)

Operating loss	(126,545)	(26,220)	(73,390)	(369,181)
Interest expense	6,293	6,365	22,162	21,241

Loss before benefit from income taxes	$(132,838)	$(32,585)	$(95,552)	$(390,422)

	January 28, 2012	April 30, 2011
Identifiable assets (as of quarter end):
Educational Resources	$137,873	$179,689
Accelerated Learning	232,821	355,561
Corporate and intercompany eliminations	113,200	102,294

Total	483,894	637,544

	Three Months Ended		Nine Months Ended
	January 28, 2012	January 22, 2011	January 28, 2012	January 22, 2011
Depreciation and amortization of intangible assets and development costs:
Educational Resources	$1,504	$1,601	$4,716	$5,071
Accelerated Learning	4,053	3,413	12,974	11,326
Corporate	3,250	2,765	9,611	8,183

Total	8,807	7,779	27,301	24,580

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$34	$248	$309	$880
Accelerated Learning	2,475	2,845	7,016	8,247
Corporate	2,184	3,478	4,851	7,615

Total	4,693	6,571	12,176	16,742

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 13—OTHER GENERAL EXPENSES

“Other general expenses” on the condensed consolidated statements of operations represents gains or losses on the sale of long-lived assets of the Company and is included in income from continuing operations before income taxes in accordance with to FASB ASC Topic 360-10-45-5, SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition” and Regulation S-X, Rule 5-03(b)(6).

In the third quarter of fiscal 2012, the Company completed the sale of Seeds of Science/Roots of Reading assets as the Company concluded this was an ancillary, non-core program. The sale price was $6,650, including assets of $2,274 and resulting in a gain of sale of assets of $4,376.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The resolution of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows.

In the second quarter of fiscal 2012, the Company settled the state tax audit for the Delta Education, LLC (“Delta”) liability that survived the Company’s acquisition of Delta in fiscal 2006. As a result of the settlement, the Company finalized the amount owed by the subsidiary to the state. The settlement resulted in an assessment related to the pre-acquisition years of Delta of $2,600, net of Federal benefit. The matter is closed, and the Company adjusted the previously recorded liability based upon the settlement.

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

Our business is subject to seasonal fluctuations. Our revenues and profitability have historically been dramatically higher in the first two quarters of our fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Due to variations in the timing of shipments within this season primarily as a result of changes or delays in school start dates, the Company views a year-over-year comparison of the first nine months of the fiscal year to be a more meaningful analysis than year-over-year comparative results for quarterly periods on an individual basis. The Company’s third quarter is historically its lowest revenue and volume quarter. Thus, small changes, whether positive or negative, can have a more dramatic impact on margins.

During the first nine months of fiscal 2012, revenue decreased 3.5% as compared to the first nine months of fiscal 2011. The Educational Resources and Accelerated Learning segments experienced revenue declines in the first nine months of fiscal 2012 of 0.7% and 9.5%, respectively. Educational Resources segment revenue appears to have stabilized as compared with declines in previous years. The Company believes this indicates prior year execution issues in pricing and bid strategy have been corrected and that school funding for Educational Resources products reached its low point in the prior fiscal year. The Company believes that the revenue decline in the Accelerated Learning segment is largely a result of softening agenda revenue, as well as a postponement of school district’s curriculum purchases until next generation core education standards in science and math are finalized and local funding is stabilized at stronger levels. The Company expects these standards to be finalized in calendar 2012.

Gross margin decreased 200 basis points to 38.7% for the first nine months of fiscal 2012 compared to 40.7% for the first nine months of fiscal 2011. The decreased gross margin was related to decreased revenue in the Accelerated Learning segment which has a higher gross margin, as well as higher product costs and higher freight costs attributable to fuel costs.

Total SG&A declined by $9.1 million in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011. SG&A decreased 30 basis points as a percent of revenue in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011. The decrease in SG&A as a percent of revenue is due to compensation –related decisions during the year including employee furloughs and a reduction in force. The Company’s current full-time staffing is down approximately 200 individuals, or 10%, as compared to last year’s third quarter.

In the third quarter of fiscal 2012, the Company sold the Seeds of Science/Roots of Reading product line for $6.7 million. The Company sold assets of $2.3 million and recorded a gain on the sale of assets of $4.4 million.

In the first nine months of fiscal 2012, the Company recorded $107.5 million of pre-tax non-cash impairment charges to reduce the carrying value of goodwill and indefinite-lived intangible assets of the Educational Resources and Califone reporting units, which are part of the Educational Resources segment, and the Science, Planning and Student Development and Reading reporting units, which are part of the Accelerated Learning segment. The triggering event was a combination of the continued decrease in the Company’s market capitalization and declines in the Company’s forecasted future years’ operating results and cash flows. The subsequent testing indicated that goodwill and indefinite-lived intangible assets were impaired.

In the first nine months of fiscal 2011, the Company recorded $411.4 million of pre-tax non-cash impairment charges primarily to reduce the carrying value of goodwill of the Education Resources reporting unit, which is part of the Educational Resources segment, and the Science and Planning and Student Development reporting units, which are part of the Accelerated Learning segment. The Company experienced a significant decline in revenue and operating income in the first quarter, as education spending continued to suffer from the ongoing economic downturn. This, coupled with the decline in the Company’s market capitalization during the first quarter of fiscal 2011, led to the determination during that period that goodwill and an indefinite-lived tradename were impaired.

Operating loss was $73.4 million in the first nine months of fiscal 2012, a decrease of $295.8 million from the prior year’s comparable period. Net loss was $82.2 million in the first nine months of fiscal 2012, a decrease of $251.5 million from a net loss of $333.7 million in the first nine months of fiscal 2011.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues for the three and nine months ended January 28, 2012 and January 22, 2011:

	Three Months Ended		Nine Months Ended
	January 28, 2012	January 22, 2011	January 28, 2012	January 22, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	64.1	63.3	61.3	59.3

Gross profit	35.9	36.7	38.7	40.7
Selling, general and administrative expenses	63.4	65.8	33.8	34.1
Other general expenses	(5.1)	—	(0.7)	—
Impairment Charges	126.1	—	17.5	64.8

Operating loss	(148.5)	(29.1)	(11.9)	(58.2)
Interest expense, net	7.4	7.1	3.6	3.3

Loss before benefit from income taxes	(155.9)	(36.2)	(15.5)	(61.5)
Benefit from income taxes	(35.0)	(14.8)	(2.4)	(9.1)

Loss before investment in unconsolidated affiliate	(120.9)%	(21.4)%	(13.1)%	(52.4)%

Three months Ended January 28, 2012 Compared to Three months Ended January 22, 2011

Revenue

Revenue decreased 5.1% from $89.9 million for the three months ended January 22, 2011 to $85.3 million for the three months ended January 28, 2012.

Educational Resources segment revenue increased 0.9% from $69.8 million for the three months ended January 22, 2011 to $70.4 million for the three months ended January 28, 2012. The increase in Educational Resources segment revenue was comprised of an increase of approximately $1 million in the supplies category offset by a modest decline in the furniture category. The Company believes this indicates prior year execution issues in pricing and bid strategy have been corrected and that school funding for Educational Resources products reached its low point in the prior fiscal year.

Accelerated Learning segment revenue decreased by 28.1% from $19.9 million for the three months ended January 22, 2011 to $14.3 million for the three months ended January 28, 2012. The decline in revenue is a result of the continued softness in curriculum orders, particularly in Science and Reading. Science revenues declined by approximately $4 million in the quarter, as order count and average order size fell. Reading revenue declined by $2.5 million with margin shortfalls in digital solutions. The wait for next generation core education standards in science and math continues to result in the delay of curriculum orders. The Company believes schools will continue to be hesitant to make these curriculum purchases until core standards are finalized and state and local budget pressures subside, to a greater extent.

Gross Profit

Gross profit decreased 7.0%, from $32.9 million for the three months ended January 22, 2011 to $30.6 million for the three months ended January 28, 2012. The decrease in consolidated revenue resulted in $1.7 million of the decline in gross profit had consolidated gross margin remained constant. Gross margin decreased 80 basis points from 36.7% for the three months ended January 22, 2011 to 35.9% for the three months ended January 28, 2012. The decrease in consolidated gross margin resulted in a decrease in gross profit of approximately $0.6 million. A shift in product mix between the Company’s segments accounted for approximately 75 basis points of the decrease in gross margin. The Accelerated Learning segment, which generates a higher gross margin, due to its curriculum-based products, than the Educational Resources segment, accounted for 17% of the consolidated revenue in the third quarter of fiscal 2012 compared to 22% of the consolidated revenue in the third quarter of fiscal 2011.

Educational Resources segment gross profit increased $1.5 million from $22.2 million for the three months ended January 22, 2011 to $23.7 million for the three months ended January 28, 2012. Gross margin in the segment increased 190 basis points from 31.8% for the three months ended January 22, 2011 to 33.7% for the three months ended January 28, 2012. Approximately 220 basis points of the increase in gross margin is related to favorable pricing and product mix within the quarter. After the fiscal 2011 back to school season, the Company modified its pricing strategy to help customers by focusing on better communication of the new price strategy as well as accommodating various customer pricing and discount programs to stabilize price erosion. The more favorable pricing is due to the improved data and analytics within the pricing organization. The Company’s 2012 Big Book Catalog, with increased pricing, was successfully delivered to the market place during the fiscal third quarter of 2012 and reflects the new pricing strategies. Offsetting the increase in gross margin is approximately 50 basis points of a decrease in gross margin due to higher product costs.

Accelerated Learning segment gross profit decreased $3.9 million from $10.3 million for the three months ended January 22, 2011 to $6.4 million for the three months ended January 28, 2012. The decrease in segment revenue resulted in approximately $2.9 million decline in gross profit had segment gross margin remained constant. The remaining decline in gross profit was related to a decline of 700 basis points in segment gross margin from 51.6% for the three months ended January 22, 2011 to 44.6% for the three months ended January 28, 2012. Approximately 280 basis points of the decline was related to increased product development amortization spread over a smaller revenue base. The remaining decline in gross margin was related to unfavorable product mix away from the higher margin curriculum products. Changes in product mix can and did have a more pronounced effect on gross margins in the third quarter since the quarter is historically the Company’s lowest revenue and volume quarter.

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

As a percent of revenue, SG&A decreased from 65.8% for the three months ended January 22, 2011 to 63.4% for the three months ended January 28, 2012. SG&A decreased $5.1 million from $59.2 million in the third quarter of fiscal 2011 to $54.1 million in the third quarter of fiscal 2012. Approximately $4.4 million of the SG&A savings in the third quarter of fiscal 2012 is related to company-wide furloughs during the quarter and reduced headcount year-over-year. SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $6.5 million and Corporate SG&A increased $1.4 million in the third quarter as compared to last year’s third quarter. The increase in Corporate SG&A is a result of an increase in depreciation expense and corporate marketing costs within the quarter.

Educational Resources segment SG&A decreased $3.3 million, or 11.3%, from $29.5 million for the three months ended January 22, 2011 to $26.2 million for the three months ended January 28, 2012. SG&A decreased by approximately $1.3 million due to decreases in its variable costs such as transportation, warehousing, and selling expenses. The segment’s portion of the consolidated quarterly savings related to the above-mentioned furloughs was approximately $0.9 million. Educational Resources segment SG&A increased as a percent of revenues from 42.3% for the three months ended January 22, 2011 to 37.2% for the three months ended January 28, 2012.

Accelerated Learning segment SG&A decreased $3.1 million, or 15.4%, from $20.5 million for the three months ended January 22, 2011 to $17.4 million for the three months ended January 28, 2012. SG&A decreased by approximately $2.6 million in its variable costs such as transportation, warehousing and selling expenses associated with decreased revenues. The segment’s portion of the consolidated quarterly savings related to the above-

mentioned furloughs was approximately $0.7 million. Accelerated Learning segment SG&A increased as a percent of revenues from 103.2% for the three months ended January 22, 2011 to 121.5% for the three months ended January 28, 2012.

Other General Expense

In the third quarter of fiscal 2012, the Company sold the Seeds of Science/Roots of Reading product line for $6.7 million. The Company sold assets of $2.3 million associated with the product line and recorded a gain on the sale of assets of $4.4 million.

Impairment

The Company recorded $107.5 million of impairment charges in the third quarter of fiscal 2012 due to a triggering event in the quarter. The goodwill impairment charge was $86.5 million, which consisted of $47.4 million, $20.3 million, $7.8 million and $11.0 million for the Planning and Student Development, Science, Reading and Califone reporting units, respectively. An impairment of $21.0 million was related to indefinite-lived intangible assets of both the Educational Resources and Accelerated Learning segments.

Interest Expense

Net interest expense decreased $0.1 million from $6.4 million for the three months ended January 22, 2011 to $6.3 million for the three months ended January 28, 2012. Non-cash interest expense associated with the Company’s convertible notes increased by $0.1 million. This expense was partially offset by decrease in the amortization of debt fees and other commitment fees.

Benefit from Income Taxes

Benefit from income taxes increased $16.4 million from a benefit of $13.3 million in the third quarter of fiscal 2011 to a benefit of $29.8 million in the third quarter of fiscal 2012. The current year benefit from income taxes includes $22.0 million of income tax benefit related to the $107.5 million goodwill and indefinite-lived intangible asset impairment. Approximately $52.6 million of the goodwill and non-amortizable intangible asset impairment was related to non-deductible goodwill and non-amortizable intangible assets associated with past stock acquisition for which a tax benefit was not recorded. The remaining impairment $54.9 million generated the $22.0 of tax benefit. Excluding the impairment charge, the benefit from income taxes in the third quarter of fiscal 2012 was $7.8 million as compared to $13.3 million in the third quarter of fiscal 2011. The remaining decrease in the benefit from income taxes was due primarily to tax related to the gain on sale of assets as well as a $2.9 million valuation allowance for expiring tax carry forwards. The effective tax rate in the third quarter of fiscal 2012 was 22.5%, which was impacted by the non-deductible portion of the goodwill charge. Excluding impairment, the effective tax rate was 30.8% in the third quarter of fiscal 2012 as compared to 41.1% in the third quarter of fiscal 2011. This change is related to the above-mentioned valuation allowance.

Nine Months Ended January 28, 2012 Compared to Nine Months Ended January 22, 2011

Revenue decreased 3.5% from $634.7 million for the nine months ended January 22, 2011 to $612.7 million for the nine months ended January 28, 2012.

Educational Resources segment revenue decreased 0.7% from $432.9 million for the nine months ended January 22, 2011 to $429.7 million for the nine months ended January 28, 2012. The decline in Educational Resources segment revenue was comprised of a decline of approximately $2 million in the supplies category and a decline of approximately $1 million in the furniture category. Based on the modest declines and improvements in recent ordering trends, the Company continues to believe that the prior fiscal year was the low point of education funding and demand for Educational Resources products and school spending may have stabilized. In addition, the Company believes that prior year execution issues in bid and pricing strategies have been resolved. Revenue for the supplies category declined in the first nine months of fiscal 2011 due to execution issues in both the consolidation of the Company’s bid departments, which respond to customer bid requests, and the streamlining of the Company’s pricing and discount structure. The consolidation of the Company’s bid departments resulted in an organization that was not properly staffed to effectively respond to bid opportunities. Thus, the Company’s number of successful bid awards was negatively impacted, which the Company believes contributed to decreased revenue. The Company has addressed the staffing issues in the consolidated bid department and believes it is more effectively responding to customer bid requests in fiscal 2012. For the fiscal 2011 back to school season, the Educational Resources segment of the Company consolidated pricing strategies of various brands. Historically, the Educational Resources segment used a variety of price and discount strategies for its different brands and catalogs. In moving to a consolidated pricing structure that was common to all brands, catalog prices and discounts were revised with the intention of creating a more consistent and easier to understand pricing structure for the customer. This consolidated pricing structure instead created customer confusion in fiscal 2011 due to the Company’s ineffective communication of these new price points and discounting to the customer. The Company believes that this customer confusion contributed to a revenue decline in the first nine months of fiscal 2011 and led to the Company offering steeper price discounts in order to prevent any further revenue erosion. The Company believes that better communication to customers of its pricing strategy has stabilized price erosion and its impact on revenue and gross margin.

Accelerated Learning segment revenues decreased by 9.5% from $201.3 million for the nine months ended January 22, 2011 to $182.2 million for the nine months ended January 28, 2012. Approximately $11 million of the decline is related to the Company’s student planner and agenda products. Reductions in school funding of planners and agendas resulted in a combination of schools electing to forego agenda purchases entirely in the current school year, schools transitioning to lower selling priced agendas or lost business to lower-end competitors. The remaining decline was attributable to the Company’s curriculum products for which demand has softened as schools are delaying purchases. The Company believes these delayed purchases are related to softening agenda revenue as well as the anticipated finalization of core education standards in science and math in calendar 2012. Partially offsetting the decline in the curriculum products was approximately $5.6 million of science adoption revenue in Indiana.

Gross Profit

Gross profit decreased 8.3% from $258.5 million for the nine months ended January 22, 2011 to $237.0 million for the nine months ended January 28, 2012. The decrease in consolidated revenue resulted in $9.0 million decline in gross profit had consolidated gross margin remained constant. The decrease in consolidated gross margin of 200 basis points decreased gross profit by $12.6 million. Gross margin decreased 200 basis points from 40.7% for the nine months ended January 22, 2011 to 38.7% for the nine months ended January 28, 2012. The decreased gross margin was related to higher price discounts within the Educational Resources segment due to competitive pricing within the market and decreased revenues and product mix in the Accelerated Learning segment around new curriculum-based materials. In addition, a shift in product mix between the Company’s segments accounted for approximately 50 basis points of gross margin decrease for the nine months ended January 28, 2012. The Accelerated Learning segment, which generates higher gross margin, due to its curriculum-based products, than the Educational Resources segment, accounted for 31.7% of the consolidated revenue for the nine months ended January 22, 2011 compared to 29.7% for the nine months ended January 28, 2012.

Educational Resources segment gross profit decreased $4.6 million from $143.0 million for the nine months ended January 22, 2011 to $138.4 for the nine months ended January 28, 2012. The decrease in segment revenue resulted in a $1.1 million decline in gross profit had segment gross margin remained constant. The decrease in gross margin of 80 basis points from 33.0% for the nine months ended January 22, 2011 to 32.2% for the nine months ended January 28, 2012 decreased gross profit by $4.5 million. Approximately 120 basis points of the decline in gross margin is related to cost increases such as higher freight costs attributable to fuel prices and substitution of higher cost domestic products to meet an increase in demand of products typically sourced overseas. The decline was partially offset by an increase of approximately 20 basis points in gross margin related to product mix shift towards more profitable products.

Accelerated Learning segment gross profit decreased $15.8 million from $113.5 million for the nine months ended January 22, 2011 to $97.7 for the nine months ended January 28, 2012. The decrease in segment revenue resulted in a $10.8 million decline in gross profit had segment gross profit remained constant. The decrease in gross margin of 280 basis points from 56.4% for the nine months ended January 22, 2011 to 53.6% for the nine months ended January 28, 2012 resulted in a decrease in gross margin of $5.4 million. Approximately 100 basis points of the decline was related to increased product development amortization spread over a smaller revenue base. The remaining decrease in gross margin was related to a loss of higher margin revenue associated with the Company’s curriculum products as well as increased plastic costs for agenda products.

Selling, General and Administrative Expenses

As a percent of revenue, SG&A decreased from 34.1% for the nine months ended January 22, 2011 to 33.8% for the nine months ended January 28, 2012. SG&A decreased $9.1 million from $216.3 million for the nine months ended January 22, 2011 to $207.2 million for the nine months ended January 28, 2012. Approximately $2.7 million of the SG&A savings for the nine months ended January 28, 2012 is related to company-wide furloughs during the year and reduced headcount year-over-year. SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $9.7 million and Corporate SG&A increased $0.6 million for the nine months ended January 28, 2012 as compared to last year’s nine months ended January 22, 2011. The increase in Corporate SG&A is a result of an increase in depreciation expense.

Educational Resources segment SG&A decreased $3.4 million, or 2.9%, from $114.5 million for the nine months ended January 22, 2011 to $111.1 million for the nine months ended January 28, 2012. The segment experienced a decrease of approximately $1.7 million in its variable SG&A costs such as transportation, warehousing, and selling expenses associated with decreased revenues. The segment’s portion of the consolidated quarterly savings related to the above-mentioned company-wide furloughs was approximately $1.3 million. Educational Resources segment SG&A decreased as a percent of revenues from 26.5% for the nine months ended January 22, 2011 to 25.9% for the nine months ended January 28, 2012.

Accelerated Learning segment SG&A decreased $6.3 million, or 8.8%, from $72.3 million for the nine months ended January 22, 2011 to $66.0 million for the nine months ended January 28, 2012. Reduced volume led to approximately $4.7 million of a decrease in the segment’s variable costs such as transportation, warehousing, and selling expenses. The segment’s portion of the consolidated quarterly savings related to the above-mentioned company-wide furloughs was approximately $1.0 million. Accelerated Learning segment SG&A increased as a percent of revenues from 35.9% for the nine months ended January 22, 2011 to 36.2% for the nine months ended January 28, 2012.

Other General Expense

In the third quarter of fiscal 2012, the Company sold the Seeds of Science/Roots of Reading product line for $6.7 million. The Company sold assets of $2.3 million associated with the product line and recorded a gain on the sale of assets of $4.4 million.

Impairment

The Company recorded $107.5 million of impairment charges in the first nine months of fiscal 2012 based on an assessment conducted during the third quarter of fiscal 2012. The goodwill impairment charge was $86.5 million, which consisted of $47.4 million, $20.3 million, $7.8 million and $11.0 million for the Planning and Student Development, Science, Reading and Califone reporting units, respectively. An impairment of $21.0 million was related to indefinite-lived intangible assets of both the Educational Resources and Accelerated Learning segments.

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

Interest Expense

Net interest expense increased $1.0 million from $21.2 million for the nine months ended January 22, 2011 to $22.2 million for the nine months ended January 28, 2012. Non-cash interest expense associated with the Company’s convertible notes decreased by approximately $0.4 million. This expense was partially offset by an increase of 40 basis points in the Company’s borrowings against its credit facility, as well as the expense associated with the convertible debt exchange of $1.1 million.

Benefit from Income Taxes

Benefit from income taxes decreased $42.9 million from a benefit of $57.8 million for the first nine months ended January 22, 2011 to a benefit of $14.9 million for the first nine months ended January 28, 2012. The current year and prior year benefit from income taxes includes $22.0 million and $66.5 million, respectively, of income tax benefit related to the $107.5 million goodwill and non-amortizable asset impairment for the nine months ended January 28, 2012 and $411.4 million goodwill impairment for the nine months ended January 22, 2011. For the nine months ended January 28, 2012 and January 22, 2011, approximately $52.6 million and $237.8 million, respectively, of the goodwill and non-amortizable intangible asset impairment was related to non-deductible goodwill and non-amortizable intangible assets associated with a past stock acquisition for which a tax benefit was not recorded. The remaining $54.9 million impairment generated the $22.0 million of tax benefit for the nine months ended January 28, 2012 and the remaining $173.4 million impairment generated the $66.5 million of tax benefit for the nine months ended January 22, 2011. Excluding the impairment charge, the tax provision for the first nine months of fiscal 2012 was $7.1 million as compared to $8.6 million in the first nine months of fiscal 2011. The decrease is related to the decrease in earnings before tax offset by $2.9 million valuation allowance for expiring tax carry forwards. Excluding impairment, the effective tax rate was 60.0% in the first nine months of fiscal 2012 as compared to 41.1% in the first nine months of fiscal 2011. This increase is related to the above-mentioned valuation allowance.

Excluding impairment, the effective income tax rate of 60.0% exceeds the federal statutory rate of 35% primarily due to the valuation allowance for expiring tax carry forwards which the Company does not expect to utilize based on its current projections.

Liquidity and Capital Resources

At January 28, 2012, the Company had working capital of $79.4 million. The Company’s capitalization at January 28, 2012 was $384.6 million and consisted of total debt of $266.1 million and shareholders’ equity of $118.5 million.

On April 23, 2010, the Company entered into a Credit Agreement which replaced the Company’s previous Amended and Restated Credit Agreement dated as of February 1, 2006. During both the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, the Company entered into amendments to the Credit Agreement. The amended Credit Agreement matures on April 23, 2014 and provided borrowing capacity of $242.5 million. This capacity consists of a revolving loan of $200 million and a delayed draw term loan of up to $42.5 million, which was used to refinance a portion of the Company’s convertible notes. Interest accrues at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 4.50%, or the lender’s base rate plus an applicable margin of up to 3.50%. The Company also pays a commitment fee on the revolving loan of up to 0.50% on unborrowed funds. For the nine months ended January 28, 2012, the effective interest rate under the credit facility was 6.28% which includes amortization of loan origination fees of $1.0 million and commitment fees on unborrowed funds of $0.4 million. The revolving loan provides for a letter of credit sub-facility of up to $15 million, under which $2.7 million was issued and outstanding as of January 28, 2012. As of January 28, 2012, the outstanding balance on the revolving loan and the delayed-draw term loan were $98.5 million and $34.8 million, respectively, and were reflected as non-currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. The Credit Agreement is secured by substantially all of the assets of the Company and contains certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures. The Company was in compliance with financial covenants as of January 28, 2012.

The Company closely evaluates its expected ability to remain in compliance with the consolidated total and senior leverage and interest coverage ratios. The recent economic trends impacting the Company’s performance, such as the decline in school funding, which had led to a decrease in the Company’s revenues and margins, have put pressure on the Company’s ability to remain in compliance with these ratios. Based on the low end of the range of the Company’s current forecasts reflected in our most recent guidance, the Company may be unable to comply with one or all of these financial covenants in the fourth quarter of fiscal 2012. The Company may need to work with its lenders to secure a waiver or amend such ratios or to refinance these obligations in the near future. Any amendment, waiver or refinancing may result in additional bank fees and more restrictive terms, and may increase the cost of any future borrowings. The Company believes it will be able to maintain compliance with the financial covenants by working with its lenders, if an amendment or waiver is necessary. If the Company fails to maintain compliance with the covenants and fails to obtain amendments to or waivers under the Credit Agreement or refinancing, the Company’s lenders could take remedies pursuant to the agreement. If acceleration occurs, the Company may have difficulty in obtaining sufficient additional funds to refinance the accelerated debt.

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

In November 2006, the Company sold $200.0 million of the 2006 Debentures, of which $42.5 million remained outstanding and were repaid during the third quarter of fiscal 2012. The 2006 Debentures were unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and were convertible upon satisfaction of certain conditions. In connection with any such conversion, the Company would have been required to deliver cash equal to the lesser of the aggregate principal amount of 2006 Debentures to be converted and the Company’s total conversion obligation, and would have been required to deliver, at the Company’s option, cash or shares of our common stock in respect of the remainder, if any, of our conversion obligation. The initial conversion rate was 19.4574 shares per $1,000 principal amount of 2006 Debentures, which represents an initial conversion price of approximately $51.39 per share. The debentures are redeemable at the Company’s option on or after November 30, 2011. On November 30, 2011, 2016 and 2021 and upon the occurrence of certain circumstances, holders will have the right to require the Company to repurchase all or some of the 2006 Debentures.

On November 30, 2011, the holders of the Company’s 2006 Debentures presented to the Company for redemption $42.4 million of the $42.5 million 2006 Debentures outstanding. The Company satisfied the $42.4 repayment in cash by borrowing on its credit facility, as permitted under the terms of the credit facility. The remaining outstanding amount of this issuance, $0.6 million, was called by the Company during the third quarter of fiscal 2012.

On March 1, 2011 and July 7, 2011, we exchanged $100.0 million and $57.5 million, respectively, in aggregate principal amount of the outstanding 2006 Debentures, for $100.0 million and $57.5 million, respectively, in aggregate principal amount of convertible debentures, the 2011 Debentures, also due November 30, 2026. The 2011 Debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. Principal will accrete on the 2011 Debentures at a rate of 3.9755% per year, compounding on a semi-annual basis. In connection with any such conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of 2011 Debentures to be converted and the Company’s total conversion obligation, and will deliver, at its option, cash or shares of the

Company’s common stock in respect of the remainder, if any, of the Company’s conversion obligation. The initial conversion rate is 44.2087 shares per $1,000 principal amount of 2011 Debentures, which represents an initial conversion price of approximately $22.62 per share. The 2011 Debentures are redeemable at the Company’s option on or after May 30, 2014. On November 30, 2014, 2018 and 2022 and upon the occurrence of certain circumstances, holders will have the right to require us to repurchase all or some of the 2011 Debentures.

Net cash provided by operating activities decreased $49.6 million to $34.0 million in the first nine months of fiscal 2012 as compared to $83.6 million provided in the first nine months of fiscal 2011. The decline in net income, adjusted for non-cash items contributed approximately $5.1 million to the decline in operating cash flow. Approximately $14 million of the decrease in operating cash flow was related to the timing of income tax payments. The remaining decline was a result of planned early inventory purchases made during the Company’s fourth quarter of fiscal 2011 and paid for during fiscal 2012.

Net cash used in investing activities for the first nine months of fiscal 2012 was $5.5 million as compared to $16.9 million for the first nine months of fiscal 2011. The decrease in cash used in investing activities was primarily attributable to $6.7 million received during the first nine months of fiscal 2012 related to the sale of assets. Additions to property, plant and equipment decreased $3.6 million from the first nine months of fiscal 2011 to $6.6 million in the first nine months of fiscal 2012. Product development spending decreased $1.1 million from the first nine months of fiscal 2012 to $5.6 million in the first nine months of fiscal 2012, primarily as a result of a reduction in capital spending by the Company. The Company is committed to the ongoing investment in the development of curriculum-based products.

Net cash used in financing activities decreased $48.7 million from $86.1 million in the first nine months of fiscal 2011 to $37.4 million in the first nine months of fiscal 2012. The decrease in net cash used by financing activities was primarily related to the Company’s repayment of its borrowings on the credit facility in the first nine months of fiscal 2012 as compared to fiscal 2011.

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

Critical Accounting Policies

Goodwill and Intangible Assets, and Long-Lived Assets.

As discussed in Item 1, Note 7 of the condensed consolidated financial statements, in the third quarter of fiscal 2012 and the first quarter of fiscal 2011 the Company recorded impairment charges of $86.5 million and $411.2 million, respectively to goodwill and $21.0 million and $0.2 million, respectively to indefinite-lived intangible assets. The impairments were determined as part of the fair value assessment of these assets.

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

The fair value assessments in the third quarter of fiscal 2012 of the reporting units with goodwill (Califone, Reading, Science and Planning and Student Development) indicated that the goodwill balances of these reporting units was impaired as the fair value exceeded the carrying value of the units. As a result, the Company recorded impairment charges of $11.0 million, $7.8 million, $20.3 million and $47.4 million to the reporting units of Califone, Reading, Science and Planning and Student Development, respectively.

The fair value assessment in the third quarter of fiscal 2012 on the indefinite-lived intangible assets indicated the fair value exceeded the carrying value. As a result the Company recorded an impairment of $21.0 million to non-amortizable trademark and tradename.

Forward-Looking Statements

Statements in this Quarterly Report which are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, capital expenditures and adequacy of capital resources; and (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates” or similar expressions.

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

ITEM 1A. Risk Factors

The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC. (Registrant)

March 7, 2012	/s/ Michael P. Lavelle
Date	Michael P. Lavelle
Chief Executive Officer (Principal Executive Officer)

March 7, 2012	/s/ David N. Vander Ploeg
Date	David N. Vander Ploeg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement between School Specialty, Inc. and Michael P. Lavelle dated as of January 12, 2012, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated as of January 12, 2012.

10.2	Stock Option Agreement (Inducement Option) between School Specialty, Inc. and Michael P. Lavelle dated as of January 12, 2012, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated as of January 12, 2012.

10.3	Stock Option Agreement (Plan Option) between School Specialty, Inc. and Michael P. Lavelle dated as of January 12, 2012, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated as of January 12, 2012.

10.4	Restricted Stock Agreement between School Specialty, Inc. and Michael P. Lavelle dated as of January 12, 2012, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated as of January 12, 2012.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc’s. Quarterly Report on Form 10-Q for the quarter ended January 28, 2012 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.