Form 10-K
period 2012-04-28
SCHOOL SPECIALTY INC
filed 2012-07-09
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended April 28, 2012

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of October 29, 2011, was approximately $144,111,460. As of June 8, 2012, there were 19,141,720 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 2012 are incorporated by reference into Part III.

PART I

Item 1.	Business

Unless the context requires otherwise, all references to “School Specialty,” the “Company,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. Our fiscal year ends on the last Saturday in April of each year. In this Annual Report on Form 10-K (“Annual Report”), we refer to fiscal years by reference to the calendar year in which they end (e.g., the fiscal year ended April 28, 2012, is referred to as “fiscal 2012”).

Company Overview

School Specialty is a leading education company serving the pre-kindergarten through twelfth grade (“preK-12”) market with innovative and value-added instructional solutions that address a broad spectrum of educational needs, from basic school supplies to standards-based curriculum solutions. The Company offers its products through two operating groups: Accelerated Learning and Educational Resources. Accelerated Learning provides core and supplemental curriculum programs that help educators deepen students’ subject matter understanding and accelerate the speed of learning. This group intends to expand its portfolio of instructional programs, combining print-based and digital instructional and assessment tools to deliver value to educators and build competitive advantages in the marketplace. We believe the Educational Resources group offers educators the broadest range and deepest assortment of basic school supplies, supplemental learning products, classroom equipment and furniture available from a single supplier. That positioning creates competitive advantages in the ability to aggregate products and deliver materials in cross curricular and educational category kits. The group further differentiates itself through proprietary product development activities that result in innovative approaches to early childhood and student learning.

Across both groups, we reach our customers through a sales force of approximately 530 professionals, 12.2 million catalogs, and our proprietary e-commerce websites. In fiscal 2012, we believe we sold products to approximately 70% of the estimated 130,000 schools in the United States and we believe we reached a majority of the 3.8 million teachers in those schools. For fiscal 2012 we generated revenues of $732.0 million.

The following is a more complete description of our two operating groups, or segments. Financial information about our segments, as well as geographic information, is included in Note 13 under Item 8, Financial Statements and Supplementary Data.

Accelerated Learning Segment. Our Accelerated Learning segment is a preK-12 curriculum-based publisher of proprietary and nonproprietary products and services supporting the following areas:

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

Our product portfolio is guided by K-12 curriculum standards, which can vary by state, but there is a consistency that allows for the creation of nationally marketed programs with the occasional customized development of state-specific curriculum solutions. We believe our Accelerated Learning operating segment provides a broad collection of educational programs that effectively combines supplemental curriculum solutions, academic planning and organization, inquiry based (hands-on) learning, comprehensive learning kits, extensive performance assessments, and consultant-led or web-delivered teacher training.

Our Accelerated Learning segment product lines include Premier AgendasTM, Delta Education®, FOSS®, CPO ScienceTM, Frey Scientific®, Educator’s Publishing Service®, Academy of Reading®, Wordly Wise 3000®, ThinkMath!TM, Making Connections®, S.P.I.R.E.® and SPARK®. Our Accelerated Learning products and services accounted for approximately 28% of our revenues in fiscal 2012.

Educational Resources Segment. Our Educational Resources segment provides supplemental educational materials to educators in the preK-12 market. Products include a comprehensive line of everyday consumables and instructional materials and furniture and equipment. Educational Resources products are marketed using a category management structure that focuses on customer segments within three primary product categories: Administrator, Educator and Furniture.

•	The Administrator category offers basic classroom supplies, office products, janitorial and sanitation supplies, school equipment, technology products and paper.

•

The Educator category includes supplemental learning materials, teaching resources, art supplies, early childhood products, physical education equipment and special needs equipment and classroom technology.

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

Educational Resources products include both proprietary branded products and national brands. The segment’s well-known proprietary brands include Education Essentials®, Sportime®, Childcraft®, Sax® Arts & Crafts, Califone®, abc®, Abilitations®, School Smart®, Classroom Select® and Projects by Design®. Educational Resources products and services accounted for approximately 72% of our revenues for fiscal 2012.

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

Industry Overview

The United States preK-12 education market is a large industry that has historically exhibited attractive and stable growth characteristics, despite fluctuations in the U.S. economy. For example, during the recessions of 1981-1983, 1991-1992 and 2001-2002, preK-12 education funding in the United States grew at compound annual growth rates (“CAGRs”) of 5.3%, 5.0% and 4.7%, respectively. However, the significant downturn in the general economy from 2008 through 2012 has had a major impact on all sectors of the economy, including education.

Public education funding for school districts with over 15,000 students typically comes from three major sources: state funding which provides about 47%, local funding which provides about 43% and federal funding which provides about 10%. The ongoing pressure on state budgets has negatively impacted school funding and, in turn, school spending has been much more severely affected than in prior recessions. In addition, local tax revenues have been dramatically affected by lower property tax receipts, further restricting educational spending.

Over the long term, we expect total educational expenditures (excluding capital outlays and interest on debt) to stabilize and then rise when state and local funding returns to more normalized levels. While recent macroeconomic events have created an unprecedented reduction in school budget, spending per student and student enrollment are the two primary drivers of future education expenditures, and each is predicted to rise over the next nine years. According to the National Center for Education Statistics, public and private preK-12 enrollment is projected to rise from 54.7 million in 2010-11 school year to 57.9 million by the 2020-21 school year. Total public school enrollment is projected to increase each year from 2011 to 2020.

Our focus within the United States preK-12 education market is on supplemental educational products, equipment and standards-based curriculum in targeted subject areas. Our customers are teachers, curriculum specialists, individual schools and school districts who purchase products and instructional solutions for school and classroom use. We estimate that our addressable market for supplemental educational products, equipment and curriculum has generally tracked education funding and currently is about $6 billion to $7 billion.

The supplemental educational products and equipment market is highly fragmented with over 3,000 retail and wholesale companies providing products and equipment, a majority of which are family- or employee-owned, regional companies that generate annual revenues under $10 million. The standards-based curriculum market is highly competitive and School Specialty competes with several large, well-known education companies as well as smaller, niche companies. Curriculum purchases are heavily influenced by state-adoption calendars and open territory states, which are those states that do not follow adoption calendars.

We believe the increasing customer demands for single source suppliers, prompt order fulfillment and competitive pricing are acting as catalysts for industry consolidation. In addition, we believe these factors are more important in today’s economic environment, since school districts are moving toward increased centralization of their purchasing decision-making. This includes an increasing portion of school spending that is done through large purchasing cooperatives. We believe these changes should drive growth in the demand for curriculum- and age-focused instructional and educational products. We believe that in the long-term, these industry trends will have a favorable competitive impact on our business, and that we are well positioned to utilize our operational capabilities, recognized brands, respected educational content and curriculum development expertise, and broad product offering to meet evolving customer demands.

Recent Acquisitions

We have acquired three businesses since fiscal November 2007. Purchase prices, net of cash acquired, ranged from $0.4 million to $12 million.

Fiscal 2011

Telex. On April 4, 2011, we completed the acquisition of a portion of the operating assets of Telex, a division of Bosch Security Systems, Inc., for an aggregate purchase price of $0.4 million. The assets acquired relate to Telex’s distribution of headphones, earphones, headsets, and their replaceable cords used in the education marketplace. The earphone and headphone models acquired included the Discovery, Odyssey, Explorer and 610 models. This business has been integrated into the Company’s Califone business unit within the Educational Resources segment.

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

Largest Product Offering and Premier Brands. With over 75,000 items ranging from classroom supplies, furniture and playground equipment, and standards-based curriculum solutions, we believe we are the only national provider of a broad range of supplemental educational products and equipment to meet substantially all of the needs of schools and teachers in the preK-12 education market. Our breadth of offerings creates opportunities to repurpose or repackage traditional supplemental materials with supplemental curriculum solutions into kits or groups of related items that our customers value. In addition, we believe we have many of the most established brands in the industry that are recognized by educators across the country, with some brands more than 100 years old. We believe that the brand loyalty our products enjoy represents a significant competitive advantage. In addition, approximately 40% of our revenues are derived from our proprietary products, many of which are curriculum-based, which typically generate higher margins than our non-proprietary products.

Unparalleled Customer Reach and Relationships. We have developed a highly integrated, three-tiered sales and marketing approach which we believe provides us with an unparalleled ability to reach teachers and curriculum specialists as well as school district and individual school administrators. We reach our customers through the industry’s largest sales force of approximately 530 professionals, catalog mailings and our proprietary e-commerce websites. In fiscal 2012, we estimate that we sold products to approximately 70% of the estimated 130,000 schools in the United States and reached a majority of the 3.8 million teachers in those schools. We utilize our extensive customer databases to selectively target the appropriate customers for our catalog offerings. Additionally, we have invested heavily in the development of our e-commerce websites, which provide broad product offerings and which we believe generate higher internet sales than any of our education competitors. Our internet revenues, which were approximately 18.2% of our sales in fiscal 2012 compared to 16.5% of our sales in fiscal 2008, have increased as more school districts and teachers go online to order supplies.

Highly Diversified Business Mix. Our broad product portfolio and extensive geographic reach minimize our concentration and exposure to any one school district, state, product or supplier. In fiscal 2012, our top 10 school district customers collectively accounted for less than 10% of revenues and our customers within any one state collectively accounted for less than 10% of revenues. For the same period, our top 100 products accounted for less than 11% of revenues. Products from our top 10 suppliers generated less than 24% of revenues in fiscal 2012. We believe this diversification somewhat limits our exposure to state and local funding cycles and to product demand trends.

Strong Repeat Business. Over 70% of our revenues are generated from the sale of consumable products, which typically need to be replaced each school year. We continue to maintain strong relationships with schools, school districts and other customers and believe our customer retention rate is over 90% in a highly competitive business.

Strong Cost Controls and Focus on Working Capital. Despite our revenue declines in recent years, we believe our focus on cost reductions and aggressive management of working capital, are positioning the Company to capitalize on future revenue growth when the economy and school funding return to more normal levels. We are continually focused on growing revenues within our Accelerated Learning and Educational Resources segments, increasing our mix of proprietary products and improving our operations. Due to our low maintenance capital expenditure requirements, we convert a significant percentage of our operating income to cash flow available for debt service. We also enjoy highly predictable working capital cycles.

Growth Opportunities through Transformation Initiatives and Partnerships. In addition, we believe we have multiple long term revenue growth and margin improvement opportunities, including enhancing our sales efforts in under-penetrated states, expanding our private-label business, further developing our educational curriculum and technology offerings, increasing sourcing from overseas, optimizing direct marketing operations, increasing supply chain efficiency and expanding our product line through strategic extensions. We are actively pursuing partnering opportunities for content development and distribution. We also believe our movement toward organizing around product and customer categories has better synchronized our go-to-market strategies, product development efforts and supplier relationships. We believe this transformation will create new revenue streams, cost efficiencies and improved profitability. We expect these new revenue streams to somewhat soften the impact of the near-term school spending challenges.

Strong Management. We have a deep, experienced management team. Our senior leadership has an average of over 10 years of experience in the industry. Michael P. Lavelle joined the Company as President and Chief Executive Officer in January 2012. Chief Administrative Officer Gerald Hughes and Chief Marketing Officer Kathryn Pepper-Miller joined the Company in April 2012. School Specialty veterans, Richmond Holden, President of Educational Resources; Chief Financial Officer, David Vander Ploeg; and Tom Dalgleish, Senior Vice President of Business Services round out the senior leadership team.

Growth Strategy

We are in the process of implementing a strategy to turnaround the Company and are focused on four immediate priorities and objectives:

•	Targeting investments that will best capitalize on growth opportunities and increase EBITDA;

•	Building product management and marketing capabilities to transform the organization;

•	Identifying and exiting product lines with inadequate returns; and

•	Driving a change in culture that focuses on accountability and organic growth

The Company’s long term initiatives are intended to enhance organic growth, improve margins, and evaluate capital investments and allocation. Those initiatives are based on five major themes, including:

•	Improving product management and market focus;

•	Optimizing our business;

•	Improving the customer experience;

•	Expanding into new markets; and

•	Improving communication

Organic Growth. We are focused on growing revenues and profits from our existing product lines and possible line extensions. We are cautiously optimistic that schools are at or near the bottom of funding levels. As schools begin the slow return to more normalized spending we plan to increase our share of this spending and organically grow our revenues in the long-term by:

•	Optimizing product quality and market focus within the higher margin business;

•	Unifying and aligning our marketing efforts;

•	Enhancing the usability of our website and our web-based marketing initiatives;

•	Developing new curriculum, supplemental learning and technology solutions in response to industry trends and educator needs;

•	Increasing our focus and selling resources in under-penetrated states and districts; and

•	Seeking new channels for growth, such as expanding our relationships with both large purchasing cooperatives, third party internet resources and international partners.

Margin Improvement. As we grow our revenues, we plan to increase margins by:

•	Continuing to expand our private label business through the introduction of new products;

•	Increasing the efficiency and speed of delivery for products sourced from low-cost, overseas manufacturers;

•	Improving efficiencies of our supply chain activities, and driving overall efficiencies through our company-wide, lean-based process improvement program;

•	Evaluating the benefits of consolidation of distribution centers and eliminating of redundant expenses; and

•	Utilizing our purchasing scale to negotiate favorable supplier terms and conditions.

Evaluation of Capital Investment and Allocation: We are in the process of a major review of all of our product lines and businesses to determine those with unacceptable or inadequate profitability, while simultaneously analyzing the appropriate solution to maximize our returns, either from disposition or further capital investment. We expect to finalize this analysis by the end of fiscal 2013.

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

Our Accelerated Learning offerings are focused in the following areas:

Planning and Student Development: We believe we are the largest provider of planning and student development content in the United States and Canada, which is delivered through student agendas. Our offerings are focused on developing better personal, social and organizational skills, as well as serving as an effective tool for students and parents to track and monitor their daily activities, assignments and achievements. Many of our agendas are customized at the school level to include each school’s academic, athletic and extra-curricular activities. Our agendas are primarily marketed under the PremierTM brand name. We are also a leading publisher of school forms, including record books, grade books, teacher planners and other printed forms under the brand name Hammond & StephensTM.

Science: Our leading science position, largely comprised of highly recognized proprietary or exclusive offerings, provides learning resources focused on promoting scientific education and inquiry, literacy and achievement to the preK-12 education market. Our products range from laboratory supplies, equipment and furniture to highly effective hands-on learning curriculums. Our science brands include FOSS® (Full Option Science System), Frey Scientific®, Delta Science ModulesTM, Delta Education, CPO ScienceTM, and Neo/SCI®.

Literacy & Intervention: Our reading and math intervention programs, which are standards- and curriculum-based products, are focused on providing educators and parents effective tools to encourage and enhance literacy and mathematics skills, serving the K-12 grade levels. Educator’s Publishing Service (EPS) provides tailored reading and language arts instruction for students with special needs and proprietary instructional materials for educators. Our Academy of Reading® and Academy of Math® products offer comprehensive reading, math and response to intervention solutions to help K-12 schools close the achievement gap for students who fall below proficiency benchmarks. Our print and technology resources combine to meet the instructional needs of students possessing learning disabilities or are at risk for reading and math failure.

Coordinated School Health: We offer proven, research-based physical education and health solutions such as SPARKTM , which is a curriculum- and product-based program focused on promoting healthy, active lifestyles and combating childhood obesity. Each SPARK program provides a coordinated package of curriculum, on-site teacher training, and content-matched equipment from our Sportime® product line. The program maximizes physical activity during physical education classes by providing teachers with alternative games, dances and sports that ensure all students are actively engaged and learning.

Our Educational Resources offerings are focused in the following areas:

Administrator Category: We believe we are the largest marketer of school and classroom supplies into the school market. Through our School Specialty Educational Resources catalogs, which offer both national brands and many of our proprietary School Smart® products, we provide an extensive offering of basic supplies that are consumed in the school and classrooms. This offering includes office products, classroom supplies, janitorial and sanitation supplies, school equipment, technology and paper. These products are commodity based and require efficient supply chain, distribution and logistics expertise to be competitive. As a result of our large distribution network and supply chain expertise position, our customers view us as a preferred supplier in the Administrator category. Our School Smart private label brand products are primarily sourced direct from low-cost, overseas manufacturers, which we believe will allow us to enhance our product offering and improve profitability. Our School Smart brand is also represented in many of our Accelerated Learning offerings.

Educator Category: We believe we are the largest marketer of educator supplies and learning materials. Our Educator category includes art supplies, supplemental learning materials (reading, social studies, math and science), teaching resources, physical education equipment and classroom technology. Innovation, proprietary products, brand strength and direct merchandising are key success factors. These product offerings create opportunity for margin enhancement through innovation and unique assortments. The products in the Educator category serve the following areas:

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

Furniture Category: We believe we are the largest source for school furniture in the United States, offering a full range of school-specific furniture and equipment. Our offering allows us to equip an entire facility, refurbish a specific location within a school, such as a cafeteria, gymnasium or media center, or to replace individual items such as student desks and chairs. We launched a product line of proprietary furniture under our Classroom SelectTM brand. This offering is a highly functional and outstanding quality classroom furniture line. We also have been granted exclusive franchises for certain furniture lines in specific territories. In addition, we offer our proprietary service, Projects by Design®, which provides turn-key needs assessment, budget analysis and project management for new construction projects.

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

Intellectual Property

We maintain a number of patents, trademarks, trade names, service marks and other intangible property rights that we believe have significant value and are important to our business. Our trademarks, trade names and service marks include the following: School Specialty®, Education Essentials®, School Smart®, Projects by Design®, Academy of Reading®, Academy of Math®, abc School Supply®, Integrations®, Abilitations®, Brodhead Garrett®, Califone®, Childcraft®, ClassroomDirect®, Frey Scientific®, Hammond & StephensTM, Premier AgendasTM, Sax® Arts & Crafts, Sax® Family & Consumer Sciences, Sportime®, Delta Education®, Neo/SCI®, CPO Science™, EPS® and AutoSkill®. We also sell products under brands we license, such as FOSS®, ThinkMath!™, SPARK® and FranklinCovey® Seven Habits.

Sales and Marketing

Supplemental educational product procurement decisions are generally made at the classroom level by teachers and curriculum specialists and at the district and school levels by administrators. The Company currently has an expansive sales force that sells our products at the classroom, school and district level to educators nation-wide.

Our Accelerated Learning segment sales and marketing approach utilizes a field sales force of more than 230 professionals, supported by about 50 inside sales associates. The sales coverage is nationwide, with the largest student populated states served by a larger contingent of sales professionals. The field and inside sales associates are supported by 21 targeted catalogs and our brand-specific websites to deliver premium educational products to teachers and curriculum specialists.

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

Our Educational Resources segment sales and marketing approach utilizes a sales force of about 300 professionals, approximately 55 distinct catalog titles, and School Specialty Online®, an e-commerce solution that enables us to tailor our product offerings and pricing to individual school districts and school administrators. In addition, by reorganizing using category management principles Educational Resources has targeted three primary product categories with specific customer characteristics: Administrator, Educator, and Furniture.

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

We have a national sales, marketing, distribution and customer service structure. We believe that this structure significantly improves our effectiveness through better sales management, resulting in higher regional penetration and significant cost savings through the reduction of distribution centers.

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

Internet Operations. Our internet channel activities through School Specialty Online are focused on enhancing customer loyalty, driving down cost by receiving more orders electronically and creating a full customer self-service portal. Our brands are available through School Specialty Online which allows our customers a single access point for purchasing. Our systems provide functionality to meet the specific needs of school districts and school customers, who generally purchase Educational Resources products, as well as the needs of individual teachers and curriculum specialists, who tend to buy Accelerated Learning products. School Specialty Online allows our customers to manage funding through the use of purchase order spending limitation, approval workflows, order management and reporting. In addition, we offer schools and districts the ability to fully integrate their procurement systems with School Specialty Online, which gives us another important link to our customers and a significant competitive advantage. It also includes other features that are more helpful to teachers, curriculum specialists and others with more sophisticated online ordering needs, including product search, custom catalogs and email notification, allowing users to have access to the full line of School Specialty products. We have maintained an electronic ordering system for the past 20 years and offer e-commerce solutions directed exclusively at the education market. Each of our Accelerated Learning product lines has a dedicated website for its own products. We also continue to explore expanding our offerings provided through third party internet sources. As such, we have added a channel agreement with Amazon.com under which we have created our own branded storefront within the office and school segment of Amazon.com shopping portal. We believe that this channel will allow us to reach educators and segments of the education space that we did not reach previously.

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

Private Label Product. We launched the School Smart brand in 2005. Since that time we have focused our strategy on providing a private brand alternative for educators, using a combination of off-shoring and out-sourcing of products. In fiscal 2012 our revenue for School Smart branded products was approximately $60.1 million. We continue to seek opportunities to optimize the balance of branded and private brand products and we believe that there are additional opportunities to grow sales through new products, product line extensions and new product configurations.

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

Logistics

We believe we have one of the largest and most sophisticated distribution networks among our direct competitors with six fully automated and seamlessly integrated distribution centers, totaling approximately 1.5 million square feet of operating space. We believe this network represents a significant competitive advantage, allowing us to reach any school in a fast and efficient fashion. We have enhanced our distribution model, allowing most of our customers to receive their orders 3 – 5 days after shipment. We utilize a third-party logistics provider in Asia to consolidate inbound shipments, lowering our transportation and inventory storage costs.

In order to maintain the proprietary nature of some of our products, we operate three manufacturing facilities. Our Lancaster, Pennsylvania plant manufactures wood furniture for our early childhood offerings. The Bellingham, Washington, and Fremont, Nebraska, facilities produce products for our agenda and forms offerings. Products that we manufacture accounted for less than 10% of sales during fiscal 2012, 2011 and 2010.

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

We have implemented a common enterprise resource planning (“ERP”) platform across the majority of our businesses. This platform has now replaced most of our existing systems and primarily includes software from Oracle’s E-Business suite. One of the major benefits from the common ERP platform is the consolidation of both product and customer information, which is designed to enhance our ability to execute our sales and marketing strategies. In addition, by utilizing common business systems across the Company, we have improved business processes, reduced cycle time and enhanced integration between the business units. We believe the technologies of the new systems will readily support continued growth and integration of our existing and acquired businesses. Our distribution centers utilize interfaced warehouse management software to manage orders from our ERP and legacy systems.

Competition

The supplemental educational products and equipment market is highly fragmented with over 3,000 companies providing products and equipment, many of which are family- or employee-owned, regional companies that generate annual revenues under $10 million. We also compete, to a much lesser extent, with alternate channel competitors such as office product contract stationers, office supply superstores, purchasing cooperatives and internet-based businesses. Their primary advantages over us include size, location, greater financial resources and purchasing power. Their primary disadvantage is that their product mix typically covers a very small portion of a school’s needs (measured by volume). We believe we compete favorably with these companies on the basis of service, product offering and customer reach. The standards-based curriculum market is highly competitive and School Specialty competes with several large, well-known education companies as well as small, niche companies.

Employees

As of June 8, 2012, we had approximately 1,750 full-time employees. To meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union and we consider our relations with our employees to be very good.

Backlog

We had no material backlog at April 28, 2012. Our customers typically purchase products on an as-needed basis.

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

Our credit facilities also require us to comply with certain financial ratios, including a maximum total leverage ratio, a maximum secured leverage ratio, maximum term loan ratio and a minimum fixed charge coverage ratio, and minimum interest coverage ratio, as well as minimum liquidity levels at the end of each month. These restrictions may hamper our ability to operate our business or could seriously harm our business by, among other things, limiting our ability to take advantage of financing, mergers and acquisitions, and other corporate opportunities. In the event that we fail to comply with the financial ratios or minimum liquidity levels contained in our credit facilities, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay the amounts due. Also, should there be an event of default, or need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods.

See the Liquidity and Capital Resources section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a more detailed discussion of the Company’s projected compliance with these debt covenants.

We may not be able to refinance our 2011 convertible subordinated debentures.

The holders of our 2011 convertible subordinated debentures have the right to require us to repurchase the debentures for $183 million, the accreted principal amount of the debentures, including accrued interest, on

November 30, 2014. Furthermore, the ABL Facility (as defined below) will mature on September 30, 2014 and the Term Loan Credit Agreement (as defined below) will mature on October 31, 2014 if the debentures have not been refinanced prior to those dates. We plan to refinance the debentures prior to September 30, 2014 and to obtain the money to refinance the debentures from the issuance of new debt and/or additional equity. The availability of future debt or equity financing depends on our future performance and market conditions, which will be affected by financial, business, economic and other factors. We are not able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors, which may result in our inability to refinance the debentures prior to the maturity of the ABL Facility and the Term Loan Credit Agreement, or at all, or on terms that are acceptable to us and otherwise permissible under the terms of the ABL Facility and the Term Loan Credit Agreement or to which our ABL and Term Loan lenders will consent. Our failure to refinance the debentures prior to September 30, 2014 or October 31, 2014 would result in our obligation to repay the borrowings under the ABL Facility and the Term Loan Credit Agreement, respectively, at a time when we may not have sufficient financial resources available to satisfy those obligations. In that event, or in the event we are unable to refinance the debentures prior to November 30, 2014, we would be in default under the terms of the ABL Facility, the Term Loan Credit Agreement and/or the debentures, which could have material adverse consequences for us, our lenders and the holders of the debentures.

We are highly leveraged. As of April 28, 2012, we had $291 million of total debt. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

•	we will have to use a portion of our cash flow from operations for debt service rather than for our operations;

•	we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing;

•	the debt under our ABL Facility and Term Loan Credit Agreement is at a variable interest rates, making us more vulnerable to increases in interest rates;

•	we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•	we will be more vulnerable to general adverse economic and industry conditions; and

•	we may be disadvantaged compared to competitors with less leverage.

We expect to obtain the money to service our debt primarily from our operations. Our ability to service our debt obligations thus depends on our future performance, which will be affected by financial, business, economic and other factors. We are not able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. The money we earn may not be sufficient to allow us to service our debt obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow additional funds. We may not be able to take such actions on terms that are acceptable to us, if at all. In addition, the terms of our existing or future debt agreements, including the ABL Facility and the Term Loan Credit Agreement, may restrict us from adopting any of these refinancing alternatives.

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

The negative global macroeconomic conditions could continue to impact the education funding provided by state and local governments.

The weakened economic environment has placed increased pressure on state and local government budgets, which are the primary source of school funding. The global economy is currently suffering from the effects of the latest recession which has led to a decline in consumer and business spending and confidence. This has resulted in our customers delaying or cutting school expenditures as the recession creates state and local budget deficits and uncertainty about future economic funding by state and local governments. The federal stimulus funds that were provided by the federal government to school districts helped education funding in 2009 and 2010, but these federal funds have been fully distributed and many states have not been able to replace them due to declining state revenue. Significant and sustained declines in the per student funding levels provided for in state and local budgets, and delays or decreases in spending by our customers due to concerns about potential or actual declines in funding levels, could have a material adverse impact on our business, financial condition and results of operations.

A continued decline in school spending will impact our ability to maintain operating margins.

We have seen a decline in our operating margin in recent years, primarily as a result of our revenue declines, which we believe are primarily related to the continued school spending cuts. The Company will continue to aggressively pursue further cost reductions if school spending continues to decline, but the Company will not cut costs in areas that it believes could have a significant impact on future revenue growth. To the extent we are unable to identify additional cost reductions that can be made consistent with our strategy and the weakness in school spending persists, our operating margin may continue to decline. Additionally, spending declines can cause schools to consider purchasing lower priced products, which will lower the Company’s operating margins.

Increasing use of web-based products could affect our printed supplemental materials business.

The growth in web-based supplements could reduce the physical paper-based supplements the Company currently markets. While we continue to enhance our product lines with digital alternatives, it is possible that our paper-based products could be supplanted and/or replaced by online sources other than our own.

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

If our key suppliers or service providers were unable or unwilling to provide the products and services we require, our business could be adversely affected.

We depend upon a limited number of suppliers for some of our products, especially furniture and proprietary products. We also depend upon a limited number of service providers for the delivery of our products. If these suppliers or service providers are unable or unwilling to provide the products or services that we require or materially increase their costs (especially during our peak season of June through October), our ability to deliver our products on a timely and profitable basis could be impaired and thus could have a material adverse effect on our business, financial condition and results of operations. Many of our agreements with our suppliers are terminable at any time or on short notice, with or without cause, and, we cannot assure that any or all of our relationships will not be terminated or that such relationships will continue as presently in effect.

Our business is highly competitive.

The market for supplemental educational products and equipment is highly competitive and fragmented. We estimate that over 3,000 companies market supplemental educational products and equipment to schools with preK-12 as a primary focus of their business. We also face competition from alternate channel marketers, including office supply superstores, office product contract stationers, and purchasing cooperatives that have not traditionally focused on marketing supplemental educational products and equipment. Our competitors impact the prices we are able to charge and we expect to continue to face pricing pressure from our competitors in the future, especially on our commodity-type products. These competitors are likely to continue to expand their product lines and interest in supplemental educational products and equipment. Some of these competitors have greater financial resources and buying power than we do. We believe that the supplemental educational products and equipment market will consolidate over the next several years, which could increase competition in both our markets. We also face increased competition and pricing pressure as a result of the accessibility of the internet.

If any of our key personnel discontinue their role with us, our business could be adversely affected.

Our business depends to a large extent on the abilities and continued efforts of our executive officers and senior management. If any of these people becomes unable or unwilling to continue in his or her role, or if we are unable to attract and retain other key personnel and qualified employees, our business could be adversely affected. We have employment contracts with many of our key officers. Other than the life insurance we have in place for our Chief Executive Officer, we do not have and do not intend to obtain key man life insurance covering any of our executive officers or other members of our management.

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

To the extent we source merchandise from overseas manufacturers and sell products internationally, exchange rate fluctuations could have an adverse effect on our results of operations and ability to service our U.S. dollar-denominated debt. All of our debt is in U.S. dollars while a portion of our revenue is derived from imported products and international sales. Therefore, fluctuations in the exchange rate of foreign currencies versus the U.S. dollar could impact our costs and revenues. In addition, for the purposes of financial reporting, any change in the value of the foreign currencies against the U.S. dollar during a given financial reporting period would result in a foreign currency loss or gain. Consequently, our reported earnings could fluctuate as a result of foreign exchange translation and may not be comparable from period to period.

It is difficult to forecast our revenue stream given the seasonal purchasing patterns of our customers and delays in passage of state budgets.

The seasonal purchasing patterns of our customers, the fact that our customers typically purchase products on an as-needed basis, and the lack of visibility into education funding levels if state budgets are delayed make it difficult for us to accurately forecast our revenue stream, which may vary significantly from period to period. Financial analysts and others that may seek to project our future performance face similar difficulties. The difficulty in accurately forecasting our revenue increases the likelihood that our financial results will differ materially from any projected financial results. Any shortfall in our financial results from our, or third-party, projected results could cause a decline in the trading price of our common stock and our convertible subordinated debentures.

We have a material amount of goodwill and other intangible assets which are potentially subject to impairment.

At April 28, 2012, goodwill and intangible assets represented approximately 35.7% of our total assets. Goodwill is the amount by which the costs of an acquisition exceed the fair value of the net assets we acquire. We are required to evaluate whether our goodwill and indefinite-lived intangible assets have been impaired on an annual basis, or more frequently if indicators of impairment exist. As discussed in Note 5 to the consolidated financial statements in Item 8 of this report, the Company recorded impairment charges of $86.5 million and $21.0 million related to goodwill and an indefinite-lived intangible assets, respectively, in the third quarter of fiscal 2012 and $411.2 million and $0.2 million related to goodwill and an indefinite-lived tradename intangible, respectively, in the first quarter of fiscal 2011. The impairments were determined as part of the fair value assessment of these assets.

We have a material amount of capitalized product development costs which might be written-down.

We had capitalized product development costs of $27.7 million and $28.3 million at April 28, 2012 and April 30, 2011, respectively, related to internally developed products, which are amortized to expense over the lesser of five years or the product’s life cycle. Any changes in the estimated sales volume or life cycle of the underlying products could cause the currently capitalized costs or costs capitalized in the future to be impaired.

Our operations are dependent on our information systems.

We have integrated the operations of most of our divisions and subsidiaries, which operate on systems located at both our Greenville, Wisconsin, headquarters and our third-party hosted ERP system provider’s facilities. In addition, there are divisions running legacy systems hosted at their locations. All systems rely on continuous telecommunication connections to the main computers. If any of these connections becomes disrupted, or unavailable, for an extended period of time, the disruption could materially and adversely affect our business, operations and financial performance. We also continue to introduce new information systems to achieve a common processing infrastructure for all of our businesses, particularly the new ERP platform, which will displace existing legacy systems. As we implement the new systems, there is the potential for disruptions if the new systems do not perform as expected.

Even though we have taken precautions to protect ourselves from unexpected events that could interrupt new and existing business operations and systems, we cannot be sure that fire, flood or other natural disasters would not disable our systems and/or prevent them from communicating between business segments. The occurrence of any such event could have a material adverse effect on our business, results of operations and financial condition.

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

Our corporate headquarters is located in a leased facility. The lease on this facility expires in April 2021. The facility is located at W6316 Design Drive, Greenville, Wisconsin, a combined office and warehouse facility of approximately 332,000 square feet, which also services both our Accelerated Learning and Educational Resources segments. In addition, we leased or owned the following principal facilities as of June 8, 2012:

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Bellingham, Washington (1)	48,000	Leased	December 31, 2013
Bellingham, Washington (1)	25,000	Leased	January 31, 2014
Bellingham, Washington (1)	14,000	Leased	December 31, 2013
Cambridge, Massachusetts (1)	18,000	Leased	April 30, 2013
Fremont, Nebraska (1)	95,000	Leased	June 30, 2014
Fresno, California (2)	163,000	Leased	October 31, 2019
Lancaster, Pennsylvania (2)	73,000	Leased	December 31, 2012
Mansfield, Ohio (2)	315,000	Leased	November 30, 2020
Mount Joy, Pennsylvania (2)	400,000	Leased	December 31, 2024
Nashua, New Hampshire (1)	348,000	Leased	December 31, 2018
Norcross, Georgia (2)	25,000	Leased	February 28, 2016
Salina, Kansas (2)	115,000	Owned	—
San Fernando, California (1)	37,000	Leased	January 31, 2013

(1)	Location primarily services the Accelerated Learning segment.
(2)	Location services both business segments.

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

Item 4.	Mine Safety Disclosure.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 8, 2012, the following persons served as executive officers of School Specialty:

Name and Age of Officer
Michael P. Lavelle Age 42	Mr. Lavelle joined School Specialty as President and Chief Executive Officer in January 2012. He was most recently President of the Education Group of Houghton Mifflin Harcourt and previously served as President of the K-12 and elementary education divisions of the company. During an 11-year term at Houghton Mifflin Harcourt, Mr. Lavelle served in a number of leadership positions and led efforts to acquire and combine several leading industry brands to form the largest K-12 education company in the United States. As President of the Education Group, he was responsible for operations and approximately 90% of revenues spanning U.S. and international markets. From 1997 to 2000, Mr. Lavelle served as Chief Financial Officer for John Zink Company, a portfolio company of Koch Industries. In May 2012, Houghton Mifflin Harcourt filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. He was appointed as a Director of School Specialty in January 2012.
David N. Vander Ploeg Age 53	Mr. Vander Ploeg joined School Specialty as Executive Vice President and Chief Financial Officer in April 2008. Mr. Vander Ploeg was most recently Chief Operating Officer of Dutchland Plastics Corp., a molded products manufacturer based in Oostburg, Wisconsin. Before joining Dutchland, he was Executive Vice President and Chief Financial Officer at Schneider National, Inc., Green Bay, Wisconsin, a global leader in transportation and logistics services. During a 24-year career at Schneider National, he advanced through several positions of increasing responsibility, including Director of Planning and Budgeting, Group Controller, Vice President of Finance, and Senior Vice President-Operating Chief Financial Officer, prior to being named Executive Vice President and Chief Financial Officer in 2004. Mr. Vander Ploeg is a director of Swift Transportation Company, a publicly traded transportation services company.
Richmond Y. Holden Age 58	Mr. Holden joined School Specialty in May 2007 as President of Educator’s Publishing Services (EPS). In March 2010, Mr. Holden was appointed President of Educational Resources and Executive Vice President of School Specialty, Inc. Prior to joining School Specialty, Mr. Holden was President and CEO of JL Hammett Co. During a 28 year career at JL Hammett Co. he advanced through several positions of increasing responsibility, including Marketing, Technology and Operations, prior to being promoted to Chief Executive Officer in 1992. Mr. Holden is a director of Acme United Corporation, a publicly traded company that is a supplier of cutting, measuring and safety products to the school, home office, hardware and industrial markets.
Gerald T. Hughes Age 55	Mr. Hughes joined School Specialty as Executive Vice President and Chief Administrative Officer in April 2012. He was most recently President of the privately-held Staff Development for Educators (SDE), a professional development company. Mr. Hughes was also associated previously with Houghton Mifflin Harcourt from 2002 to 2009, and was President and Chief Operating Officer from 2007 to 2009. He led the integration of Houghton Mifflin and Harcourt Education, creating the market-leading K-12 educational publisher in the United States. He was also with Harcourt General for 14 years in various capacities, included Vice President, Human Resources and Associate General Counsel.
Kathryn Pepper-Miller Age 52	Ms. Pepper-Miller joined School Specialty in April 2012 as Executive Vice President and Chief Marketing Officer. She was most recently CEO of Leopard, an Ogilvy & Mather specialty company headquartered in Denver, Colorado from April 2011 to April 2012. She was previously Managing Director and Senior Partner with Ogilvy & Mather in Durham, North Carolina, from December 2007 until April 2011. Ms. Pepper-Miller has more than 25 years of experience in brand management and marketing, successfully identifying new market opportunities and creating and launching effective marketing strategies and communications programs for major products and companies, including IBM’s personal computer division, Microsoft Windows Live SpacesTM, Lenovo and Houghton Mifflin Harcourt. She also held senior marketing positions at Smith and Brann Worldwide.

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

Fiscal 2012 quarter ended	High	Low
July 30, 2011	$15.38	$12.02
October 29, 2011	12.04	6.13
January 28, 2012	8.00	2.24
April 28, 2012	3.90	3.07

Fiscal 2011 quarter ended	High	Low
July 24, 2010	$24.66	$17.60
October 23, 2010	19.17	12.53
January 22, 2011	14.52	12.40
April 30, 2011	16.20	13.05

Holders

As of June 8, 2012, there were 1,739 record holders of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock to date. We currently intend to retain our future earnings to pay down debt, finance the growth, development and expansion of our business or for other endeavors deemed prudent. Accordingly, we do not expect to pay cash dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends may be restricted or prohibited from time to time by financial covenants in our credit agreements and debt instruments. Our asset based lending facility and our term loan credit agreement contain restrictions on, and in some circumstances may prevent, our payment of dividends.

Share Repurchase Program

The Company did not repurchase any shares of its outstanding common stock during the last three fiscal years. As of April 28, 2012, the Company is authorized to repurchase shares of its common stock with an aggregate purchase price of up to $34.7 million under the share repurchase program authorized by the Board of Directors on June 12, 2008. However, our asset based lending facility and our term loan credit agreement contain restrictions on, and in some circumstances may prevent, our repurchase of common stock.

PERFORMANCE GRAPH

The following graph compares the total shareholder return on our Common Stock since April 28, 2007 with that of the Russell 3000 Stock Market Index and a peer group index including: Office Depot, Inc. (ODP), Staples, Inc. (SPLS), OfficeMax, Inc. (OMX), Cambium Learning Group, Inc. (ABCD) Archipelago Learning, Inc. (ARCL), The McGraw-Hill Companies, Inc. (MHP), Pearson PLC (PSO), Scholastic Corporation (SCHL), Scientific Learning Corp (SCIL) and Virco Manufacturing Corp (VIRC). Renaissance Learning, Inc. (RLRN) was eliminated from the peer group index because it was acquired in October 2011.

The total return calculations set forth below assume $100 invested on April 28, 2007, with reinvestment of any dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through April 28, 2012. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

*$100 invested on 4/28/07 in stock or index, including reinvestment of dividends.

Fiscal year ending April 28.

	4/28/07	4/26/08	4/25/09	4/24/10	4/30/11	4/28/12
School Specialty, Inc.	100.00	90.60	54.31	74.59	44.91	9.85
Russell 3000	100.00	94.76	60.54	88.43	101.95	105.92
Peer Group	100.00	68.67	54.19	72.69	74.69	73.72

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Fiscal Year
	2012	2011	2010	2009	2008
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Statement of Operations Data:
Revenues	$731,991	$762,078	$896,678	$1,046,980	$1,087,903
Cost of revenues	448,977	454,557	517,530	618,377	626,661

Gross profit	283,014	307,521	379,148	428,603	461,242
Selling, general and administrative expenses	274,967	287,560	304,451	350,919	361,754
(Gain) on sale of product line	(4,376)	—	—	—	—
Impairment charge	107,501	411,390	—	—	—

Operating (loss) income	(95,078)	(391,429)	74,697	77,684	99,488
Interest expense, net	27,182	28,157	30,466	29,905	30,915
Other expense	—	—	—	2,679	5,718
Impairment of equity-method investment	9,012	6,861	—	—	—
Expense associated with convertible debt exchange	1,090	1,920	—	—	—

(Loss) income before provision for income taxes	(132,362)	(428,367)	44,231	45,100	62,855
Provision for/(Benefit from) income taxes	167	(73,132)	17,678	17,972	23,870

(Loss) earnings from continuing operations	(132,529)	(355,235)	26,553	27,128	38,985
Loss from operations of discontinued School Specialty Media business unit, net of income taxes	—	—	—	—	(4,691)
Losses of unconsolidated affiliate	(1,488)	(1,038)	(701)	—	—

Net (loss) income	$(134,017)	$(356,273)	$25,852	$27,128	$34,294

Weighted average shares outstanding:
Basic	18,878	18,870	18,843	18,802	20,196
Diluted	18,878	18,870	18,874	18,895	20,708

Basic (loss) earnings per share of common stock:
(Loss) earnings from continuing operations	$(7.10)	$(18.88)	$1.37	$1.44	$1.93
Loss from discontinued operations	—	—	—	—	(0.23)

Total	$(7.10)	$(18.88)	$1.37	$1.44	$1.70

Diluted (loss) earnings per share of common stock:
(Loss) earnings from continuing operations	$(7.10)	$(18.88)	$1.37	$1.44	$1.88
Loss from discontinued operations	—	—	—	—	(0.22)

Total	$(7.10)	$(18.88)	$1.37	$1.44	$1.66

	April 28, 2012	April 30, 2011	April 24, 2010	April 25, 2009	April 26, 2008
Balance Sheet Data:
Working capital (deficit)	$89,709	$(17,507)	$9,927	$43,753	$42,660
Total assets	463,521	637,544	1,067,820	1,077,205	1,119,481
Long-term debt	289,668	198,036	199,742	244,586	283,371
Total debt	290,623	296,279	332,139	371,657	405,550
Shareholders’ equity	67,946	201,629	551,188	510,279	499,500

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

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

Our goal is to grow profitably as a leading provider of supplemental education products. Although we experienced revenue declines in each of the last four fiscal years due primarily to the significant impact the current macroeconomic conditions have had on school spending, we believe revenue growth can be realized in the upcoming years. We expect to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names and distribution capabilities, transforming the Company’s sales and marketing to a more market-centric emphasis with a balance of new customer acquisition and customer retention, and exploring partnering and licensing opportunities to provide new revenue streams. New revenue streams include exploring opportunities in areas that could expand our addressable market, such as international markets. In addition, the Company is committed to continuing to invest in its internal product development efforts in order to expand curriculum-based product offerings.

Our gross margin has decreased from 42.3% in fiscal 2010 to 38.7% in fiscal 2012. This decrease primarily resulted from higher price discounts within the Educational Resources segment during fiscal 2010 and fiscal 2011 in response to more competitive pricing within the market. Product mix also has had an impact on consolidated gross margins. The Accelerated Learning segment typically has higher gross margins due to the curriculum-nature of its products. However, the revenue from the Accelerated Learning segment has declined at a faster rate than the Educational Resources segment, resulting in decreasing consolidated gross margins. Also, the year-to-year variation in state adoption revenue affects revenue from sales of Accelerated Learning products, which has an impact on gross margin between years.

In fiscal 2012 and fiscal 2011, our operating losses were $95.1 million and $391.4 million, respectively. The operating loss is due primarily to the goodwill and intangible asset non-cash impairment charges of $107.5 million and $411.4 million that the Company recorded in the third quarter of fiscal 2012 and the first quarter of fiscal 2011, respectively. Due to the significance of the impairment charges in fiscal 2012 and 2011, the Company believes it is more meaningful to compare operating income and margin from continuing operations excluding these impairment charges. Excluding the impact of the impairment charges in fiscal 2012 and 2011, the Company’s operating income from continuing operations was $12.4 million and $20.0 million, respectively. The Company’s business results have been negatively impacted by the recent downturn in the economy. Economic conditions have resulted in revenue and profitability declines as cautious spending by schools and teachers and state budget deficits have created uncertainty as to upcoming education funding levels from the states. In response to this uncertainty around education funding, a potential period of reduced spending by schools and the uncertainty of the duration of any such reduction, all of which negatively impacted our revenues, the Company initiated a significant expense-reduction plan beginning in fiscal 2010 in order to better balance expenses and product costs with potentially lower revenue. These expense-reduction plans were accomplished through a combination of facility closures, furloughs, functional department consolidations that resulted in staff reductions and improvements in our control of product costs through negotiations with some of the Company’s larger vendors. These cost savings partially offset the revenue shortfall caused by the weakened economy. The Company’s goal of improving operating margins also includes ongoing evaluation of selling, general and administrative expense (“SG&A”) saving opportunities such as potential outsourcing relationships and an in-depth evaluation of total spending needs.

Impairments

In connection with the preparation of the financial statements for the third quarter of fiscal 2012, the Company concluded a triggering event had occurred which required the Company to assess whether the fair values of the reporting units were below their carrying values. The triggering event was a combination of the continued decrease in the Company’s market capitalization and declines in the Company’s forecasted operating results and cash flows. On December 31, 2011, the Company’s closing stock price was $2.50 per share compared with $14.15 as of May 1, 2011. As a result of the Company’s performance of the goodwill and indefinite-lived intangible asset impairment test as detailed below, the Company recorded an impairment charge of $86,491 for goodwill and $21,010 for indefinite-lived intangible assets in the third quarter of fiscal 2012.

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

The continued downturn in the economy as well as cautious spending by schools and districts also has had a negative effect on the Company’s investment in Carson-Dellosa Publishing, LLC (“Carson-Dellosa”). The Company reviews Carson-Dellosa’s unaudited financial statements on a quarterly basis and audited financial statements on an annual basis for indicators of triggering events or circumstances that indicate a potential impairment. During the fourth quarters of fiscal 2012 and 2011, the Company evaluated its investment in Carson-Dellosa for impairment and recorded other-than-temporary impairment charges of $9.0 million and $6.9 million, respectively, in other income (expense) in the Company’s Consolidated Statements of Operations. Carson-Dellosa is an unconsolidated affiliate in which the Company has a 35% ownership interest as described below. See Note 4 of Notes to Consolidated Financial Statements for additional discussion of the impairment charge recorded for the investment in unconsolidated affiliate.

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

The fiscal 2012 back-to-school season was another year of cautious school spending. This cautious school spending contributed to a revenue decline in fiscal 2012 of approximately 4%. This rate of decline has slowed significantly as compared to prior year declines and the Company believes school funding is beginning to stabilize. While the Company still expects fiscal 2013 to be a year of stabilization in revenue levels, it believes it has positioned itself to expand operating margins with revenue increases.

Acquisition and Divestiture

During fiscal 2012, the Company sold its SEEDS of Science/Roots of Reading program for $6.7 million and recognized a $4.4 million gain in its operations. The Company considered this program to be ancillary to its other curriculum products and non-core to the rest of the product portfolio. The Company will continue to review and consider divestment of non-core assets or products.

During fiscal 2011, the Company completed the acquisition of a portion of the operating assets of Telex (“Telex”) for an aggregate purchase price of $0.4 million. The assets acquired relate to Telex’s distribution of headphones, earphones, headsets, and their replaceable cords used in the education marketplace. The earphone and headphone models acquired included the Discovery, Odyssey, Explorer and 610 models. This business has been integrated into the Company’s Califone business within the Educational Resources segment. The results of this business have been included in the accompanying consolidated financial statements under Item 8 since the date of acquisition and would not have had a material effect on the Company’s overall performance on a pro forma basis and did not have a material effect on the Company’s fiscal 2011 performance.

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

During fiscal 2010, the Company completed the divestiture of the School Specialty Publishing (“SSP”) business unit to Carson-Dellosa, a newly-formed business entity. Under the divestiture agreement, the Company combined its publishing unit net assets with those of Cookie Jar Education, Inc. and received a 35% interest, accounted for under the equity method, in Carson-Dellosa.

Results of Continuing Operations

The following table sets forth certain information as a percentage of revenues on a historical basis concerning our results of operations for the fiscal years 2012, 2011 and 2010:

	Fiscal Year
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Cost of revenues	61.3	59.6	57.7

Gross profit	38.7	40.4	42.3
Selling, general and administrative expenses	37.6	37.7	34.0
(Gain) on sale of product line	-0.6	0.0	0.0
Impairment charge	14.7	54.0	0.0

Operating income (loss)	-13.0	-51.3	8.3
Interest expense, net	3.7	3.7	3.4
Impairment of equity-method investment	1.2	0.9	0.0
Expense associated with convertible debt exchange	0.1	0.3	0.0

Income (loss) before provision for income taxes	-18.0	-56.2	4.9
Provision for (benefit from) income taxes	0.0	-9.6	2.0

Earnings (loss) from continuing operations	-18.0%	-46.6%	2.9%

Consolidated Results of Continuing Operations

Fiscal 2012 Compared to Fiscal 2011

The following discussion and analysis of fiscal 2012 results compared to fiscal 2011 results is based on a comparison of the Company’s results of operations from continuing operations.

Overview of Fiscal 2012

Revenues for fiscal 2012 decreased 3.9% to $732.0 million as compared to $762.1 million in fiscal 2011. The Educational Resources and Accelerated Learning segments experienced revenue declines of 1.6% and 9.5%

in fiscal 2012, respectively. The revenue declines in both the Educational Resources and the Accelerated Learning segments were attributable primarily to the current macroeconomic conditions and the impact those conditions have had on state budget funding levels. According to the National Bureau of Economic Research, state revenue collections underperformed forecasts during the latest recession. Since approximately 50% of school funding is provided by states, the Company believes the decreased state revenues are adversely affecting school funding and the related spending by schools. The Company is cautiously optimistic that the current funding cycle may be the bottom of the school spending decline. State tax receipts, a key component of school funding, have shown modest signs of recovery. However, local tax revenues, another major source of school funding, continue to be depressed. As a result, the Company expects fiscal 2013 to be year of stabilization from the double-digit revenue percentage declines we had experienced previous to fiscal 2012.

Gross margin decreased 170 basis points to 38.7% in fiscal 2012 as compared to 40.4% in fiscal 2011. The decreased gross margin was related primarily to price discounting in the Educational Resources segment and product mix as the higher margin Accelerated Learning segment had a steeper revenue decline. The Company expects gross margin to begin to show modest improvement in fiscal 2013.

SG&A decreased 10 basis points as a percent of revenue in fiscal 2012 as compared to fiscal 2011. The decrease in SG&A as a percent of revenue is due to compensation –related decisions during the year, including employee furloughs and a reduction in force. Total SG&A declined by $12.6 million in fiscal 2012 as compared to fiscal 2011. The Company’s current full-time staffing is down approximately 150 individuals, or 8%, as compared to fiscal 2011.

In the third quarter of fiscal 2012, the Company sold the Seeds of Science/Roots of Reading product line for $6.7 million. The Company recorded a gain on the sale of assets of $4.4 million.

We recorded $107.5 million of pre-tax impairment charges in the third quarter of fiscal 2012. The triggering event for the impairment analysis was a combination of the continued decrease in the Company’s market capitalization and declines in the Company’s forecasted future years’ operating results and cash flows. On December 31, 2011, the Company’s closing stock price was $2.50 per share, compared with $14.15 per share as of May 1, 2011. The Company’s performance of the goodwill and indefinite-lived intangible asset impairment test resulted in an impairment charge of $86,491 for goodwill and $21,010 for indefinite-lived intangible assets. We recorded $411.4 million of pre-tax impairment charges in the first quarter of fiscal 2011 primarily to reduce the carrying value of goodwill of the Educational Resources reporting unit, which is part of the Educational Resources segment, and the Science and Planning and Student Development reporting units, which are part of the Accelerated Learning segment. The Company experienced a significant decline in revenue and operating income in the first quarter, as education spending continued to suffer from the ongoing economic downturn. This, coupled with the decline in the Company’s market capitalization during the first quarter of fiscal 2011, led to the determination during that period that goodwill and an indefinite-lived tradename were impaired.

The Company also recorded a $9.0 million and $6.9 million pre-tax impairment charges related to its investment in Carson-Dellosa in the fourth quarters of fiscal 2012 and 2011, respectively due to experienced declines in Carson-Dellosa’s revenue and operating income in those fiscal years.

Operating loss was $95.1 million in fiscal 2012 as compared to $391.4 million in fiscal 2011. Operating margins decreased from 2.6% in fiscal 2011 to 1.7% in fiscal 2012 excluding the impact of the impairment charge. The decrease in operating margins is a result of declines in school spending in fiscal 2012 due to the uncertainty in education funding levels and state budgetary concerns.

Revenue

Revenue decreased 3.9% from $762.1 million in fiscal 2011 to $732.0 million in fiscal 2012. Approximately 1% of the decline, or $7.5 million was related to the incremental week in fiscal 2011 versus fiscal 2012 (53-week year versus 52-week year).

Educational Resources segment revenue decreased 1.6% from $534.8 million in fiscal 2011 to $526.3 million in fiscal 2012. The decline in Educational Resources segment revenue was comprised of a decline of approximately $7 million in the supplies category and a decline of approximately $2 million in the furniture category. Approximately $6 million of the overall segment decline was related to the 52-week year in fiscal 2012 versus fiscal 2011’s 53-week year. Thus, revenue was essentially flat between fiscal 2011 and fiscal 2012 on a comparable week basis.

In addition, the Company believes that prior year execution issues in bid and pricing strategies have been resolved. Revenue for the supplies category had declined in fiscal 2011 due to execution issues in both the consolidation of the Company’s bid departments, which respond to customer bid requests, and the streamlining of the Company’s pricing and discount structure. The consolidation of the Company’s bid departments resulted in an organization that was not properly staffed to effectively respond to bid opportunities. Thus, the Company’s number of successful bid awards was negatively impacted, which the Company believes contributed to decreased revenue. The Company had addressed the staffing issues in the consolidated bid department and believes it more effectively responded to customer bid requests in fiscal 2012. For the fiscal 2011 back to school season, the Educational Resources segment of the Company consolidated pricing strategies of various brands. Historically, the Educational Resources segment used a variety of price and discount strategies for its different brands and catalogs. In moving to a consolidated pricing structure that was common to all brands, catalog prices and discounts were revised with the intention of creating a more consistent and easier to understand pricing structure for the customer. This consolidated pricing structure instead created customer confusion in fiscal 2011 due to the Company’s ineffective communication of these new price points and discounting to the customer. The Company believes that this customer confusion contributed to a revenue decline in the first nine months of fiscal 2011 and led to the Company offering steeper price discounts in order to prevent any further revenue erosion. The Company believes that better communication to customers of its pricing strategy has stabilized price erosion and its impact on revenue and gross margin in fiscal 2012. The Company believes that its correction of these fiscal 2011 issues has offset revenue declines from continued decreases in school spending. Based on the modest declines and improvements in recent ordering trends, the Company continues to believe that the prior fiscal year was the low point of education funding and demand for Educational Resources products and school spending may have stabilized.

Accelerated Learning segment revenues decreased by 9.5% from $226.6 million in fiscal 2011 to $205.1 in fiscal 2012. Approximately $11 million of the decline is related to the Company’s student planner and agenda products. Reductions in school funding of planners and agendas resulted in a combination of schools electing to forego agenda purchases entirely in the current school year, schools transitioning to lower priced agendas or lost business to lower-end competitors. The remaining decline was attributable primarily to the Company’s curriculum products. The Company believes curriculum-related products have been more susceptible to softer school spending partly attributable to delays in the finalization of a national curriculum. Partially offsetting the decline in the curriculum products was approximately $5.6 million of science adoption revenue in Indiana.

Gross Profit

Gross profit decreased 8.0% from $307.5 million in fiscal 2011 to $283.0 million in fiscal 2012. The decrease in consolidated revenue resulted in approximately $12 million of the decline in gross profit had consolidated gross margin remained constant. The decrease in consolidated gross margin of 170 basis points, from 40.4% in fiscal 2011 to 38.7% in fiscal 2012, decreased gross profit by $12.4 million. The decreased gross margin was related to higher price discounts within the Educational Resources segment due to competitive pricing within the market and decreased revenues and product mix in the Accelerated Learning segment around new curriculum-based materials. In addition, a shift in product mix between the Company’s segments accounted for approximately 40 basis points of gross margin decrease in fiscal 2012. The Accelerated Learning segment, which generates higher gross margin than the Educational Resources segment, due to its curriculum-based products, accounted for 29.7% of the consolidated revenue in fiscal 2011 compared to 28.1% in fiscal 2012.

Educational Resources segment gross profit decreased $5.2 million from $179.4 million in fiscal 2011 to $174.2 in fiscal 2012. The decrease in segment revenue resulted in approximately $3 million of the decline in gross profit had segment gross margin remained constant. The decrease in gross margin of 40 basis points from 33.5% in fiscal 2011 to 33.1% in fiscal 2012 decreased gross profit by $2.2 million. Approximately 80 basis points of the decline in gross margin is related to cost increases such as higher freight costs attributable to fuel prices and substitution of higher cost domestic products to meet an increase in demand of products typically sourced overseas. The decline was partially offset by an increase of approximately 20 basis points in gross margin related to product mix shift within the segment towards more profitable products.

Accelerated Learning segment gross profit decreased $17.8 million from $125.9 million in fiscal 2011 to $108.1 million in fiscal 2012. The decrease in segment revenue resulted in a $12.0 million decline in gross profit had segment gross profit remained constant. The decrease in gross margin of 280 basis points from 55.5% in fiscal 2011 to 52.7% in fiscal 2012 resulted in a decrease in gross profit of $5.8 million. Approximately 100 basis points of the decline was related to increased product development amortization spread over a smaller revenue base. The remaining decrease in gross margin was related to a loss of higher margin revenue associated with the Company’s curriculum products as well as increased plastic costs for agenda products.

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

As a percent of revenue, SG&A decreased from 37.7% in fiscal 2011 to 37.6% in fiscal 2012. SG&A decreased $12.6 million from $287.6 million in fiscal 2011 to $275.0 million in fiscal 2012. Approximately $3.5 million of the SG&A savings for fiscal 2012 is related to company-wide furloughs during the year and reduced headcount year-over-year. SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $16.2 million and Corporate SG&A increased $3.6 million in fiscal 2012 as compared to fiscal 2011. Approximately $2 million of the increase in Corporate SG&A is related to additional depreciation expense, primarily for software and business system upgrades made in prior years. Incremental severance costs contributed $0.6 million of the year-over-year increase.

Educational Resources segment SG&A decreased $8.1 million, or 5.3%, from $152.2 million in fiscal 2011 to $144.1 million in fiscal 2012. The segment had a decrease of approximately $4.0 million in its variable SG&A costs such as transportation, warehousing, and selling expenses associated with decreased revenues. The segment’s portion of the consolidated savings related to the above-mentioned company-wide furloughs was approximately $1.6 million. The remaining decrease is related primarily to headcount reductions and a reduction in severance expense. Educational Resources segment SG&A decreased as a percent of revenues from 28.5% for the fiscal year ended April 30, 2011 to 27.4% for the fiscal year ended April 28, 2012.

Accelerated Learning segment SG&A decreased $8.1 million, or 8.5%, from $95.0 million in fiscal 2011 to $86.9 million in fiscal 2012. Reduced volume led to approximately $6.3 million of a decrease in the segment’s variable costs such as transportation, warehousing, and selling expenses. The segment’s portion of the consolidated savings related to the above-mentioned company-wide furloughs was approximately $1.2 million. The remaining decrease is related primarily to headcount reductions. Accelerated Learning segment SG&A increased as a percent of revenues from 41.9% for the fiscal year ended April 30, 2011 to 42.4% for the fiscal year ended April 28, 2012.

Gain on Sale of Product Line

In the third quarter of fiscal 2012, the Company sold the Seeds of Science/Roots of Reading product line for $6.7 million. The Company recorded a gain on the sale of assets of $4.4 million.

Impairment

The Company recorded $107.5 million of goodwill and other intangible asset impairment charges in fiscal 2012 based on an assessment during the third quarter of fiscal 2012. The goodwill impairment charge was $86.5 million, which consisted of $47.4 million, $20.3 million, $7.8 million and $11.0 million for the Planning and Student Development, Science, Reading and Califone reporting units, respectively. An impairment of $21.0 million was related to indefinite-lived intangible assets of both the Educational Resources and Accelerated Learning segments.

The Company recorded $411.4 million of impairment charges in fiscal 2011 pursuant to its annual goodwill and intangible asset assessment. The goodwill impairment charge was $411.2 million, which consisted of $247.9 million, $55.4 million, and $106.1 million for the Educational Resources, Science, and Planning and Student Development reporting units, respectively. An impairment of $0.2 million was related to an indefinite-lived tradename intangible.

Interest Expense

Net interest expense decreased $1.0 million from $28.2 million in fiscal 2011 to $27.2 million in fiscal 2012. The decrease is related primarily to a $0.5 million reduction in commitment fees on unborrowed funds under the Company’s credit facility in fiscal 2012 as the total facility size was reduced through amendments to the Credit Agreement. Non-cash interest expense associated with the Company’s convertible notes decreased by approximately $0.5 million. These decreases were partially offset by increased amortization of loan fees in fiscal 2012.

Other Expense

In the first quarter of fiscal 2012 and the fourth quarter of fiscal 2011, the Company entered into exchange agreements with holders of $57.5 million and $100.0 million, respectively, in aggregate principal amount of the Company’s 3.75% Convertible Debentures due 2026 that were originally issued in 2006. In the exchanges for their old debentures, the holders received new debentures with changes to the conversion, put and premium features. The Company incurred and expensed $1.1 million and $1.9 million in issuance costs in conjunction with these exchange transactions in fiscal 2012 and fiscal 2011, respectively.

The Company recorded an impairment of its equity method investment in Carson-Dellosa in both fiscal 2012 and fiscal 2011. The value of the Company’s 35% ownership interest was re-evaluated in fiscal 2012 as Carson-Dellosa operating results did not achieve expectations and prospective forecasts were lowered based on continued school spending declines in the supplemental education market. The decline in current and projected cash flows resulted in the value of the Company’s ownership interest being $9.0 million less than the Company’s carrying amount. In fiscal 2011, this equity method investment was written down by $6.9 million. The write downs in both years have been reflected in other expense.

Provision for/(Benefit from) Income Taxes

The provision for income taxes was $0.2 million in fiscal 2012 as compared to a benefit from income taxes of $73.1 million in fiscal 2011. The current year provision for income taxes includes $22.3 million of income tax benefit related to the $107.5 million goodwill and non-amortizable asset impairment. The fiscal 2011 benefit from income taxes included $66.5 million of income tax benefit related to the $411.4 million impairment of goodwill and non-amortizable asset impairment. For fiscal 2012 and 2011, approximately $52.6 million and $237.8 million, respectively, of the goodwill and non-amortizable intangible asset impairment was related to non-deductible goodwill and non-amortizable intangible assets associated with a past stock acquisition for which a tax benefit was not recorded. The remaining $54.9 million impairment generated the $22.3 million of tax benefit in fiscal 2012 and the remaining $173.4 million impairment generated the $66.5 million in fiscal 2011.

The tax provision for fiscal 2012 also includes a valuation allowance of $32.6 million against deferred tax assets which the Company determined did not meet the standard of more likely than not of being realized. This is due to the Company’s recent history of losses and forward-looking projections of a taxable loss in fiscal 2013. There was no valuation allowance recorded in fiscal 2011.

Due to the significant impact the impairment charge and valuation allowance had on the effective rate, the Company believes the tax benefit and effective rate excluding these items is a better comparison between fiscal 2012 and fiscal 2011. Excluding the impairment charge and valuation allowance, fiscal 2012 would have had a tax benefit of $9.4 million as compared to a tax benefit of $6.6 million for fiscal 2011. The increase is related to a decline in pre-tax income excluding impairment. Excluding impairment and valuation allowance, the effective tax rate was 37.1% in fiscal 2012 as compared to 39.2% in fiscal 2011.

Excluding impairment and valuation allowance, the effective income tax rate of 37.1% exceeds the federal statutory rate of 35% primarily due to state income taxes.

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

Educational Resources segment revenues decreased 16.6%, or $106.2 million, from $641.0 million in fiscal 2010 to $534.8 million in fiscal 2011. Revenue amounts for both periods were comprised solely of sales to external parties. The decline in Educational Resources segment revenue was comprised of a decline of approximately $50 million in the administrator and educator supplies product lines and a decline of approximately $56 million in the furniture product lines. The decline in the supplies category revenue was related to reductions in school spending as a result of on-going school funding issues, as well as execution issues in the Company’s pricing and bid strategy. Revenue for the supplies category declined in fiscal 2011 due to execution issues in both the consolidation of the Company’s bid departments, which respond to customer bid requests, and the streamlining of the Company’s pricing and discount structure. The consolidation of the Company’s bid departments resulted in an organization that was not properly staffed to effectively respond to bid opportunities. Thus, the Company’s number of successful bid awards was negatively impacted, which the Company believes contributed to decreased revenue. The Company has addressed the staffing issues in the consolidated bid department and believes it more effectively responded to customer bid requests. For the fiscal 2011 back to school season, the Educational Resources segment of the Company consolidated pricing strategies of various brands. Historically, the Educational Resources segment used a variety of price and discount strategies for its different brands and catalogs. In moving to a consolidated pricing structure that was common to all brands, catalog prices and discounts were revised with the intention of creating a more consistent and easier to understand pricing structure for the customer. This consolidated pricing structure instead created customer confusion in fiscal 2011 due to the Company’s ineffective communication of these new price points and discounting to the customer. The Company believes that this customer confusion contributed to a revenue decline in fiscal 2011 and led to the Company offering steeper price discounts in order to prevent any further revenue erosion. The Company believes that better communication to customers of its pricing strategy has stabilized price erosion and its impact on revenue and gross margin. The Company estimates that these execution issues resulted in approximately $20 million of the revenue decline in the supplies category. The decline in the furniture category revenue was a result of the continued weakness in the school construction activity. While the Company does not anticipate any significant near-term improvement in school construction activity, the Company had an increase in orders for loose furniture in the fourth quarter of fiscal 2011. Decreased prices in response to competitive pressures in the high-volume commodity supplies and furniture categories contributed approximately $24 million of revenue decline for the segment.

Accelerated Learning segment revenues decreased 11.5%, or $29.6 million, from $256.2 million in fiscal 2010 (which included $0.6 million of intersegment revenues) to $226.6 million in fiscal 2011 (which is comprised solely of sales from external parties). The divestiture of SSP accounted for $17.5 million of the decline. The acquisition of AutoSkill, in the second quarter of fiscal 2010 added $2.8 million of revenue in the first half of fiscal 2011. The remaining decrease of $14.9 million was a result of customer spending declines across all education categories due to education spending cuts by states, which the Company believes affected school districts’ spending decisions on purchasing new curriculum-based materials.

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

Educational Resources segment gross profit decreased $53.6 million, or 23.0%, from $233.0 million in fiscal 2010 to $179.4 million in fiscal 2011. The decrease in segment revenue resulted in approximately $38.6 million of the decline in gross profit had segment gross margin remained constant. Gross margin as a percentage of revenue decreased 280 basis points from 36.3% in fiscal 2010 to 33.5% in fiscal 2011. This decline in gross margin was related to higher price discounting in the furniture and high-volume commodity supply categories. The remaining decline in gross margin was related to cost increases primarily associated with decreased volume rebates from vendors.

Accelerated Learning segment gross profit decreased $17.6 million, or 12.3%, from $143.4 million in fiscal 2010 to $125.9 million in fiscal 2011. The decrease in segment revenue resulted in $16.5 million of the decline in the gross profit, had segment gross margin remained constant. Gross margin as a percentage of revenue decreased 50 basis points from 56.0% in fiscal 2010 to 55.5% in fiscal 2011 resulted in a $1.1 million decrease in gross profit. The decrease in gross margin was a result of unfavorable product mix shift. This decreased gross margin was primarily related to expedited printing and freight costs for the agendas products which reduced gross margin by approximately 30 basis points.

Selling, General and Administrative Expenses

SG&A as a percent of revenues increased from 34.0% of revenues in fiscal 2010 to 37.7% of revenues in fiscal 2011. SG&A decreased $16.9 million from $304.5 in fiscal 2010 to $287.6 in fiscal 2011. Approximately $1.6 million of the SG&A savings in fiscal 2011 was related to compensation related decisions made by management during the year, including furloughs for all employees. SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $22.6 million and Corporate SG&A increased $5.7 million in fiscal 2011 as compared to fiscal 2010. The increase in Corporate SG&A was related primarily to increases in technology spending to support the Company’s business systems and eCommerce platform and incremental depreciation related to the Company’s ERP system, which was offset by approximately $0.4 million related to the above mentioned compensation related decisions. SG&A as a percent of revenue increased from 34.0% in fiscal 2010 to 37.7% in fiscal 2011, as cost cutting actions did not keep pace with the decline in revenues.

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

Accelerated Learning segment SG&A decreased $5.8 million, or 5.7%, from $100.8 million in fiscal 2010 to $95.0 million in fiscal 2011. The divestiture of the SSP business led to a $7.4 million decrease in SG&A. Reduced volume led to a decrease of approximately $1.0 million in the segment’s variable costs such as transportation, warehousing, and selling expenses. In addition, the segment had a decrease of $1.7 million in its administrative expenses as a result of the conversion of one of the operating units onto the Company’s ERP system. The segment’s portion of the consolidated quarterly savings related to the above-mentioned compensation related decisions was approximately $0.5 million. Partially offsetting these decreased expenses was an increase of approximately $3.0 million in selling and marketing expenses as a result of the expansion of the reading intervention and health sales forces. Accelerated Learning segment SG&A increased as a percent of revenues from 39.4% in fiscal 2010 to 41.9% in fiscal 2011.

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

Impairment

The impact of macro-economic conditions on school spending negatively impacted the fiscal 2011 back-to-school season. Declines in the Company’s operating results and projections for fiscal 2012 results significantly changed the Company’s projected cash flows used in the goodwill assessment as compared to fiscal 2010 cash flow estimates. As a result, the Company concluded in its assessment of goodwill and intangible asset impairment in the first quarter of fiscal 2011 that the carrying value amounts of certain reporting units exceeded their fair value. The goodwill impairment charge was $411.2 million, which consisted of $247.9 million, $55.4 million, and $106.1 million for the Educational Resources, Science, and Planning and Student Development reporting units, respectively. These goodwill impairment charges were determined by comparing the carrying value of each reporting unit’s goodwill with the implied fair value of goodwill for the reporting unit. An additional impairment of $0.2 million in the first quarter was related to an indefinite-lived tradename intangible. No impairment charges were recorded in fiscal 2010.

Net Interest Expense

Net interest expense decreased $2.3 million from $30.5 million in fiscal 2010 to $28.2 million in fiscal 2011. Approximately $3.1 million of the decrease in interest expense was related to the decreased non-cash interest expense associated with the convertible notes offset by an increase in the Company’s overall effective borrowing rate from 4.4% in fiscal 2010 to 5.1% in fiscal 2011. This increase in the effective borrowing rate was primarily related to the increased commitment fees in the Company’s credit facility as compared to its previous facility and an increased rate on the Company’s average borrowings. The commitment fees on the unused portion of the credit facility during fiscal 2011 were approximately 50 basis points as compared to approximately 25 basis points in the prior year. This increased interest expense by $0.6 million in fiscal 2011 as compared to fiscal 2010.

Other Expense

In the fourth quarter of fiscal 2011, the Company entered into exchange agreements with holders of $100.0 million in aggregate principal amount of the Company’s 3.75% Convertible Debentures due 2026 that were originally issued in 2006. In the exchange for their old debentures, the holders received new debentures with changes to the conversion, put and premium features. The Company incurred $1.9 million in issuance costs in conjunction with this exchange transaction. These costs were expensed in fiscal 2011.

The Company recorded an impairment of its equity method investment in Carson-Dellosa in the fourth quarter of fiscal 2011. The value of the Company’s 35% ownership interest in the entity was evaluated in light of the impact that school spending declines have had on the projected cash flows of the equity investment. The decline in current and projected cash flows is resulting in the value of the Company’s ownership interest to be less than the Company’s carrying amount by $6.9 million. This write-down was reflected in other expense. There was no write-down in fiscal 2010.

The Company’s share of the loss from this equity method investment is reflected in the losses of unconsolidated affiliate.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $73.1 million in fiscal 2011. The effective tax rate in fiscal 2011 was 17.1% as compared to 40.0% in fiscal 2010. The fiscal 2011 income tax benefit includes $66.5 million of income tax benefit related to the $411.4 million goodwill and non-amortizable asset impairment. Approximately $237.8 million of the goodwill impairment was related to non-deductible goodwill associated with past stock acquisitions for which a tax benefit was not recorded. The remaining goodwill and intangible asset impairment generated the $66.5 million of tax benefit. Due to the significant impact the impairment charge had on the effective tax rate, the Company believes the tax benefit and the effective tax rate excluding the $411.4 million impairment charge are more meaningful comparisons to the comparable period of fiscal 2010. Excluding this goodwill and intangible asset impairment charge, the tax benefit for fiscal 2011 was $6.6 million as compared to a provision for income taxes of $17.7 million in fiscal 2010. The decline was related to the decrease in earnings before tax. Excluding this goodwill and indefinite-lived intangible asset impairment charge, the effective tax rate was 39.2% in fiscal 2011 as compared to 40.0% in fiscal 2010. The change in the effective tax rate was related primarily to the impact of the permanent items and state taxes on a lower tax base.

The effective income tax rate of 38.2% for fiscal 2011 exceeded the federal statutory rate of 35% primarily due to state income taxes.

Liquidity and Capital Resources

At April 28, 2012, the Company had working capital of $89.7 million. Our capitalization at April 28, 2012 was $358.6 million and consisted of debt of $290.6 million and shareholders’ equity of $67.9 million.

In the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, the Company amended its credit agreement to provide greater flexibility on financial covenant ratios to allow the Company to continue to invest in its initiatives and to provide flexibility related to the refinancing of its convertible subordinated debentures. The amendments, among other things, reduced the overall credit facility capacity from $350.0 million to $242.5 million, with the ability to convert up to $42.5 million of the revolving commitment to a delayed draw term loan to be used to refinance the Company’s convertible notes. Covenant modifications included increases in both the total and senior leverage ratios, while the facility’s interest rate increased approximately 750 basis points on borrowings, depending on Company leverage.

The amount outstanding as of April 28, 2012 under the revolving and incremental term loans was $87.4 million and $33.7, respectively. The credit facility was secured by substantially all of the Company’s assets and contained certain financial and other covenants. During fiscal 2012, the Company borrowed under the revolving portion of the credit facility primarily to meet seasonal working capital requirements and borrowed under the term loan portion to refinance its 2006 convertible subordinated debentures. The Company’s borrowings are usually significantly higher during the first two quarters of the fiscal year to meet the working capital requirements of our peak selling season. As of April 28, 2012, the Company’s effective interest rate on borrowings under the credit facility was 4.4%, which excluded amortization of loan origination fee costs and the commitment fees on unborrowed funds. During fiscal 2012, the Company paid commitment fees on unborrowed funds under the credit facility of $0.6 million and amortized loan origination fee costs of $1.3 million related to the credit facility. The credit facility contained certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge ratio and a limitation on consolidated capital expenditures and placed certain limitations on our ability to repurchase our common stock.

On May 22, 2012, the Company entered into an Asset-Based Credit Agreement (the “ABL Facility”) and Term Loan Credit Agreement ( the “Term Loan”), which replaced the Company’s then-existing credit facility. Both the ABL Facility and the Term Loan contain customary events of default and financial, affirmative and negative covenants, including quarterly financial covenants relating to the Company’s (1) maximum secured leverage ratio, (2) maximum total leverage ratio, (3) maximum term loan ratio, (4) minimum fixed charge coverage ratio and (5) minimum interest coverage ratio. In addition, Term Loan contains a minimum liquidity covenant requiring the Company to maintain minimum liquidity levels at the end of each month during the life of the Term Loan (consisting of qualified cash, subject to a $2.0 million cap, plus availability under the ABL Facility).

Under the ABL Facility, the Asset-Based Lenders agreed to provide a revolving senior secured asset-based credit facility in an aggregate principal amount of $200 million. Outstanding amounts under the ABL Facility will bear interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest rate elected by the Company, the excess availability under the ABL Facility and the applicable point in the life of the ABL Facility) (the “Applicable Margin”), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the ABL Facility bearing interest based upon the Base Rate will be due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate will be due on the last day of each relevant interest period.

The ABL Facility will mature on September 30, 2014, but may be extended to October 31, 2015 if the Company’s indebtedness under its convertible subordinated debentures has been refinanced. Advances under the ABL Facility may be prepaid by the Company in whole or in part at any time without penalty or premium. The Company will be required to make specified prepayments upon the occurrence of certain events, including: (1) the amount outstanding on the ABL Facility exceeding the Borrowing Base; (2) the Company's receipt of net cash proceeds of any sale or disposition of assets that are first priority collateral for the ABL Facility; (3) the Company's receipt of Extraordinary Receipts that would constitute collateral for the ABL Facility; (4) the incurrence by the Company of any indebtedness that is not Permitted Indebtedness; (5) the Company’s issuance of certain equity interests; (6) the receipt by the Company of any proceeds of business interruption insurance; and (7) the Company’s receipt of cash proceeds in connection with certain asset sales.

Under the Term Loan, the Term Loan Lenders agreed to make a term loan to the Company in aggregate principal amount of $70 million. The outstanding principal amount of the Term Loan will bear interest at a rate per annum equal to the applicable LIBOR rate (calculated as the greater of (1) the current three-month LIBOR rate and (2) 1.5%) plus 11.0%, accruing and paid on a quarterly basis in arrears.

The Term Loan matures on October 31, 2014, but may be extended to December 31, 2015 if the Company’s indebtedness under its convertible subordinated debentures has been refinanced. The Term Loan requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including: (1) certain dispositions of property, divisions, business units or business lines, including any Permitted Divestiture; (2) issuances of debt for the refinancing of the Term Loan; (3) other issuances of debt other than Permitted Debt; (4) issuances of certain equity interests; (5) the Company's receipt of certain Extraordinary

Receipts; and (6) any insurance proceeds in respect of business interruption insurance or loss or destruction of collateral property. The Company is also permitted to voluntarily prepay the Term Loan in whole or in part. Any prepayments are to be made at par, plus an early payment fee calculated in accordance with the terms of the Term Loan Credit Agreement.

The Company used the proceeds of the ABL Facility and the Term Loan to repay outstanding indebtedness under the Company’s previous credit facility.

The Company will closely evaluate its expected ability to remain in compliance with the financial ratio covenants in the ABL Facility and the Term Loan. The covenants for fiscal 2013 are as follows:

Fiscal 2013 Covenants
Ratio	Q1	Q2	Q3	Q4
Maximum secured leverage ratio	5.12x	3.21x	2.45x	3.09x
Maximum total leverage ratio	9.52x	7.15x	6.55x	6.99x
Maximum term loan ratio	2.28x	2.29x	2.32x	2.28x
Minimum fixed charge ratio	0.82x	0.97x	0.92x	0.96x
Minimum interest coverage ratio	2.31x	2.40x	2.23x	2.22x

Based on current forecasts reflected in our most recent guidance, the Company expects to remain compliant with all of its financial covenants during fiscal 2013.

Holders of the Company’s $133.0 million, 3.75% convertible subordinated debentures due 2023 presented $132.9 million in aggregate principle amount of the notes to the Company for redemption during the second quarter of fiscal 2011. The remaining outstanding amount of this issuance, $0.1 million, was called by the Company during the second quarter of fiscal 2011. The Company satisfied the $133.0 million repayment in cash by borrowing on its credit facility.

In November 2006, we sold $200.0 million of convertible subordinated debentures due 2026 (the “2006 Debentures”). The 2006 Debentures were unsecured, subordinated obligations of the Company, which paid interest at 3.75%, and were convertible upon satisfaction of certain conditions. The outstanding 2006 Debentures were redeemable at the Company’s option on or after November 30, 2011. On November 30, 2011, holders had the right to require us to repurchase all or some of the debentures.

On March 1, 2011 and July 7, 2011, we exchanged $100.0 million and $57.5 million, respectively, in aggregate principal amount of the outstanding 2006 Debentures, for $100.0 million and $57.5 million, respectively, in aggregate principal amount of convertible debentures, for the 2011 Debentures, also due November 30, 2026 (the “2011 Debentures”). The 2011 Debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. Principal will accrete on the 2011 Debentures at a rate of 3.9755% per year, compounding on a semi-annual basis. In connection with any such conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of 2011 Debentures to be converted and the Company’s total conversion obligation, and will deliver, at its option, cash or shares of the Company’s common stock in respect of the remainder, if any, of the Company’s conversion obligation. The initial conversion rate is 44.2087 shares per $1,000 principal amount of 2011 Debentures, which represents an initial conversion price of approximately $22.62 per share. The 2011 Debentures are redeemable at the Company’s option on or after May 30, 2014. On November 30, 2014, 2018 and 2022 and upon the occurrence of certain circumstances, holders will have the right to require us to repurchase all or some of the 2011 Debentures. The Company’s ABL Facility and Term Loan Facility will mature on September 30, 2014 and October 31, 2014, respectively, if the 2011 Debentures have not been refinanced prior to those dates. We plan to refinance the debentures prior to September 30, 2014 and to obtain the money to refinance the debentures from the issuance of new debt and/or additional equity. The Company’s expectation is to refinance the 2011 Debentures prior to November 30, 2014 put date, but there can be no assurance that the Company will be able to do so on terms that are acceptable to the Company or at all.

Net cash provided by operating activities decreased $42.1 million from $60.0 million in fiscal 2011 to $17.9 million for fiscal 2012. The decline in net income, adjusted for the after-tax impact of non-cash items contributed approximately $5 million to the decline in operating cash flow. Approximately $10 million of the decrease in operating cash flow was related to the timing of income tax payments. The remaining decline was related primarily to planned early inventory purchases made during the Company’s fiscal 2011 fourth quarter and paid for during fiscal 2012. Due to the seasonality of our business, payment terms were extended with many of our vendors in order to better match our cash outflows for inventory purchases that typically occur during the first and fourth quarters with the cash inflows from our receivables collections that occur primarily in the second and third quarters. This helps to reduce our bank interest costs. The Company estimates that the extension of payment terms has reduced interest expense by approximately $1.5 million. The decrease in interest expense is partially offset by the value of foregone purchase discounts related to early payments. We estimate the loss of early payment discounts to be approximately $0.4 million during fiscal 2012 which negatively impacted gross margin. The Company expects to continue to work with its vendors for extended payment terms.

Net cash used in investing activities for fiscal 2012 was $12.1 million, compared to $25.2 million for fiscal 2011. The decrease in cash used in investing activities was primarily attributable to $6.7 million received during fiscal 2012 related to the sale of assets. Additions to property, plant and equipment declined $4.7 million in fiscal 2012 as the Company did not need to reinvest in business systems in fiscal 2012 at the same pace as the fiscal 2011 reinvestments. Product development spending decreased by $1.5 million in fiscal 2012. Despite this decline, the Company is committed to the ongoing investment in the development of curriculum-based products.

Net cash used in financing activities was $15.2 million in fiscal 2012 as compared to $46.0 million in fiscal 2011. The decrease of $30.8 million in net cash used in financing activities is attributable to decreased repayment of borrowings under the Company’s credit facility.

We anticipate that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the foreseeable future.

We expect our fiscal 2013 capital expenditures to be approximately $10 to $12 million and to consist primarily of software costs related to the continued implementation of the new ERP platform and warehouse management costs. We expect our investment in product development to be approximately $8 to $10 million.

Off Balance Sheet Arrangements

None.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of April 28, 2012:

	Payments Due (in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term debt obligations (1)	$139,309	$2,068	$125,260	$4,261	$7,720
Convertible subordinated notes (2)	156,859	—	156,859	—	—
Operating lease obligations	44,417	7,338	10,788	8,162	18,129
Purchase obligations (3)	—	—	—	—	—

Total contractual obligations	$340,585	$9,406	$292,907	$12,423	$25,849

(1)	Long-term debt obligations include principal and interest payments on our credit facility and sale-leaseback obligations, assuming these obligations remain outstanding until maturity at current or contractually defined interest rates.
(2)	Convertible subordinated debentures of $157,500 are recorded as maturing in one to three years because while the debentures are not currently convertible, the holders of the debentures can require the Company to repurchase the debentures on November 30, 2014. The amounts reflected for these debentures include accrued interest at the balance sheet date and interest at 3.75% through November 30, 2014.
(3)	As of April 28, 2012, we did not have any material long-term purchase obligations. The Company’s short-term purchase obligations as of April 28, 2012 were primarily for the purchase of inventory in the normal course of business.

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

The following table sets forth certain unaudited consolidated quarterly financial data for fiscal years 2012 and 2011 (in thousands, except per share data). We derived this quarterly data from our unaudited consolidated financial statements.

	Fiscal 2012
	First	Second	Third	Fourth	Total
Revenues	$276,084	$251,375	$85,258	$119,274	$731,991
Gross profit	111,276	95,060	30,628	46,050	283,014
Operating income (loss)	31,500	21,655	(126,545)	(21,688)	(95,078)
Earnings (loss), net of income taxes	13,570	8,744	(103,006)	(51,837)	(132,529)
Equity in (losses) earnings of unconsolidated affiliate, net of tax	(20)	135	(1,608)	5	(1,488)
Net income (loss)	13,550	8,879	(104,614)	(51,832)	(134,017)
Basic earnings per share of common stock:
Earnings/(loss)	$0.72	$0.47	$(5.54)	$(2.75)	$(7.10)

Total	$0.72	$0.47	$(5.54)	$(2.75)	$(7.10)

Diluted earnings per share of common stock:
Earnings/(loss)	$0.72	$0.47	$(5.54)	$(2.75)	$(7.10)

Total	$0.72	$0.47	$(5.54)	$(2.75)	$(7.10)

	Fiscal 2011
	First	Second	Third	Fourth	Total
Revenues	$252,984	$291,879	$89,859	$127,356	$762,078
Gross profit	108,072	117,522	32,949	48,978	307,521
Operating income (loss)	(381,166)	38,204	(26,220)	(22,247)	(391,429)
(Loss) earnings, net of income taxes	(331,627)	18,235	(19,200)	(22,643)	(355,235)
Equity in (losses) earnings of unconsolidated affiliate, net of tax	—	(135)	(950)	47	(1,038)
Net (loss) income	(331,627)	18,100	(20,150)	(22,596)	(356,273)
Basic earnings per share of common stock:
(Loss)/Earnings	$(17.58)	$0.96	$(1.07)	$(1.20)	$(18.88)

Total	$(17.58)	$0.96	$(1.07)	$(1.20)	$(18.88)

Diluted earnings per share of common stock:
(Loss)/Earnings	$(17.58)	$0.96	$(1.07)	$(1.20)	$(18.88)

Total	$(17.58)	$0.96	$(1.07)	$(1.20)	$(18.88)

Inflation

Inflation, particularly in fuel and other oil-related costs, has had and could continue to have an effect on our results of operations and our internal and external sources of liquidity.

Critical Accounting Policies

We believe the policies identified below are critical to our business and the understanding of our results of operations. The impact and any associated risks related to these policies on our business are discussed throughout this section where applicable. Refer to the notes to our consolidated financial statements in Item 8 for detailed discussion on the application of these and other accounting policies. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis and base them on a combination of historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies that require significant judgments and estimates and assumptions used in the preparation of our consolidated financial statements are as follows:

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

Development Costs

We accumulate external and certain internal costs incurred in the development of our products which can include a master copy of a book, video or other media, on our balance sheet. As of April 28, 2012, we had $27.7 million in development costs and other, net, on our balance sheet. A majority of these costs are associated with science and reading intervention businesses. The capitalized development costs are subsequently amortized into cost of revenues over the expected sales realization cycle of the products, which is typically five years. During fiscal 2012, we amortized development costs of $6.6 million to expense related to our continuing businesses. We continue to monitor the expected sales realization cycle for each product, and will adjust the remaining expected life of the development costs or recognize an impairment, if warranted.

Goodwill and Intangible Assets, and Long-Lived Assets

At April 28, 2012, goodwill and intangible assets represented approximately 35.7% of our total assets. We review our goodwill and other indefinite life intangible assets for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

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

As discussed in Note 5 of the condensed consolidated financial statements, in the third quarter of fiscal 2012 and the first quarter of fiscal 2011 the Company recorded impairment charges of $86.5 million and $411.2 million, respectively, to goodwill and $21.0 million and $0.2 million, respectively, to an indefinite-lived intangible assets. The impairments were determined as part of the fair value assessment of these assets.

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

The fair value assessments in the third quarter of fiscal 2012 of the reporting units with goodwill (Califone, Reading, Science and Planning and Student Development) indicated that the goodwill balances of these reporting units was impaired as the carrying value exceeded the fair value of the units. As a result, the Company recorded impairment charges of $11.0 million, $7.8 million, $20.3 million and $47.4 million to the reporting units of Califone, Reading, Science and Planning and Student Development, respectively.

The fair value assessment in the third quarter of fiscal 2012 on the indefinite-lived intangible assets indicated the carrying value exceeded the fair value. As a result the Company recorded an impairment of $21.0 million to non-amortizable trademark and tradename.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Our borrowings under our credit facility are primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to have averaged 100 basis points higher during fiscal 2012 and fiscal 2011, pre-tax earnings would have decreased by approximately $3.4 million in each fiscal year. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding. The estimated fair value of long-term debt approximated its carrying value at April 28, 2012 and April 30, 2011, with the exception of our convertible debt, which at April 28, 2012 had a carrying value of $157.5 million and a fair market value of $113.4 million, and at April 30, 2011 had a carrying value of $200.0 million and a fair market value of $206.4 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

School Specialty, Inc.

Greenville, Wisconsin

We have audited the accompanying consolidated balance sheets of School Specialty, Inc. and subsidiaries (the “Company”) as of April 28, 2012 and April 30, 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three fiscal years in the period ended April 28, 2012. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of April 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements and consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of School Specialty, Inc. and subsidiaries as of April 28, 2012 and April 30, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

July 9, 2012

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 28, 2012	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$484	$9,821
Accounts receivable, less allowance for doubtful accounts of $2,072 and $1,951, respectively	62,826	67,442
Inventories, net	100,504	111,266
Deferred catalog costs	11,737	16,639
Prepaid expenses and other current assets	11,111	14,516
Refundable income taxes .	3,570	—
Deferred taxes	4,797	—

Total current assets	195,029	219,684
Property, plant and equipment, net	57,491	65,571
Goodwill	41,263	129,390
Intangible assets, net	124,242	155,889
Development costs and other, net	35,206	36,383
Deferred taxes long-term	390	10,227
Investment in unconsolidated affiliate	9,900	20,400

Total assets	$463,521	$637,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$955	$98,243
Accounts payable	74,244	85,639
Accrued compensation	8,094	7,972
Accrued income taxes	—	11,855
Deferred taxes	—	4,454
Deferred revenue	3,095	3,600
Other accrued liabilities	18,932	25,428

Total current liabilities	105,320	237,191
Long-term debt less current maturities	289,668	198,036
Other liabilities	587	688

Total liabilities	395,575	435,915

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,300,545 and 24,290,345 shares issued, respectively	24	24
Capital paid-in excess of par value	444,428	441,335
Treasury stock, at cost—5,420,210 and 5,420,210 shares, respectively	(186,637)	(186,637)
Accumulated other comprehensive income	23,631	26,390
Accumulated deficit	(213,500)	(79,483)

Total shareholders’ equity	67,946	201,629

Total liabilities and shareholders’ equity	$463,521	$637,544

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	For the Fiscal Year Ended
	April 28, 2012	April 30, 2011	April 24, 2010
Revenues	$731,991	$762,078	$896,678
Cost of revenues	448,977	454,557	517,530

Gross profit	283,014	307,521	379,148
Selling, general and administrative expenses	274,967	287,560	304,451
(Gain) on sale of product line	(4,376)	—	—
Impairment Charge.	107,501	411,390	—

Operating (loss) / income	(95,078)	(391,429)	74,697
Other (income) expense:
Interest expense	27,182	28,157	30,532
Interest income	—	—	(66)
Impairment of equity-method investment	9,012	6,861	—
Expense associated with convertible debt exchange	1,090	1,920	—

(Loss) income before provision for income taxes	(132,362)	(428,367)	44,231
Provision for / (benefit from) income taxes	167	(73,132)	17,678

(Loss) income before (losses) income from investment in unconsolidated affiliate	(132,529)	(355,235)	26,553

Losses of unconsolidated affiliate	(1,488)	(1,038)	(701)
Net (loss) income	$(134,017)	$(356,273)	$25,852

Weighted average shares outstanding:
Basic	18,878	18,870	18,843
Diluted	18,878	18,870	18,874
Basic (loss) earnings per share of common stock:	$(7.10)	$(18.88)	$1.37
Diluted (loss) earnings per share of common stock:	(7.10)	(18.88)	1.37

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	For the Fiscal Year Ended
	April 28, 2012	April 30, 2011	April 24, 2010
Net (loss) income	$(134,017)	$(356,273)	$25,852

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,759)	2,338	13,248

Total comprehensive (loss) income	$(136,776)	$(353,935)	$39,100

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 and APRIL 24, 2010

(In Thousands)

	Common Stock		Capital Paid-in Excess of Par Value	Treasury Stock, at Cost	Accumulated Other Comprehensive Income	(Accumulated Deficit) / Retained Earnings	Total Shareholders’ Equity
	Shares	Dollars
Balance at April 25, 2009	24,243	$24	$435,150	$(186,637)	$10,804	$250,938	$510,279
Issuance of common stock in conjunction with stock option exercises	37	—	117				117
Tax benefit on option exercises			(756)				(756)
Share-based compensation expense			2,448				2,448
Foreign currency translation adjustment					13,248		13,248
Net income						25,852	25,852

Balance at April 24, 2010	24,280	24	436,959	(186,637)	24,052	276,790	551,188

Issuance of common stock in conjunction with stock option exercises, net	10	—	—				—
Exchange of convertible debt			3,387				3,387
Issuance of convertible debt			(1,302)				(1,302)
Tax deficiency on option exercises			(555)				(555)
Share-based compensation expense			2,846				2,846
Foreign currency translation adjustment					2,338		2,338
Net income						(356,273)	(356,273)

Balance at April 30, 2011	24,290	24	441,335	(186,637)	26,390	(79,483)	201,629

Issuance of common stock in conjunction with stock option exercises, net	10	—	—				—
Exchange of convertible debt			938				938
Tax deficiency on option exercises			(352)				(352)
Share-based compensation expense			2,507				2,507
Foreign currency translation adjustment					(2,759)		(2,759)
Net loss						(134,017)	(134,017)

Balance at April 28, 2012	24,300	$24	$444,428	$(186,637)	$23,631	$(213,500)	$67,946

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fiscal Year Ended
	April 28, 2012	April 30, 2011	April 24, 2010
Cash flows from operating activities:
Net (loss) income	$(134,017)	$(356,273)	$25,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	29,650	27,832	26,847
Amortization of development costs	6,615	5,334	5,067
Losses of unconsolidated affiliate	1,488	1,038	701
Amortization of debt fees and other	2,399	2,162	2,420
Share-based compensation expense	2,507	2,846	2,448
Impairment of goodwill and intangible assets	107,501	411,390	—
Impairment of equity-method investment	9,012	6,861	—
Expense associated with convertible debt exchange	1,090	1,920	—
Deferred taxes	963	(89,392)	5,981
Loss on disposal of property, equipment and other	—	—	652
(Gain) on sale of assets	(4,376)	—	—
Non-cash convertible debt interest expense	9,462	9,999	13,062
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	3,598	5,783	29,008
Inventories	10,028	(11,297)	13,586
Deferred catalog costs	4,902	(3,046)	1,944
Prepaid expenses and other current assets	(2,136)	1,347	1,417
Accounts payable	(11,424)	38,430	(9,267)
Accrued liabilities	(19,372)	5,076	(7,659)

Net cash provided by operating activities	17,890	60,010	112,059

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(360)	(11,700)
Additions to property, plant and equipment	(11,098)	(15,789)	(13,832)
Proceeds from note receivable	—	—	700
Acquisition of intangible and other assets	—	—	(1,800)
Investment in product development costs	(7,608)	(9,052)	(10,035)
Proceeds from disposal of property, plant and equipment	—	—	2,083
Proceeds from sale of assets	6,650	—	—
Investment in unconsolidated affiliate	—	—	(2,226)

Net cash used in investing activities	(12,056)	(25,201)	(36,810)

Cash flows from financing activities:
Proceeds from bank borrowings	670,600	810,600	304,400
Repayment of debt and capital leases	(641,404)	(720,068)	(356,979)
Redemption of convertible debt	(42,500)	(133,000)	—
Payment of debt fees and other	(1,867)	(3,555)	(3,623)
Proceeds from exercise of stock options	—	—	117

Net cash used in financing activities	(15,171)	(46,023)	(56,085)

Net (decrease) increase in cash and cash equivalents	(9,337)	(11,214)	19,164
Cash and cash equivalents, beginning of period	9,821	21,035	1,871

Cash and cash equivalents, end of period	$484	$9,821	$21,035

Supplemental disclosures of cash flow information:
Interest paid	$15,132	$17,137	$14,639
Income taxes paid	$14,344	$4,320	$11,681

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In Thousands)

The Company paid cash in connection with certain business combinations accounted for under the purchase method in the fiscal years ended April 30, 2011 and April 24, 2010. There was no cash paid in connection with business combinations during the fiscal year ended April 28, 2012. The fair values of the assets and liabilities of the acquired companies are presented as follows:

	For the Fiscal Year Ended April 30, 2011	For the Fiscal Year Ended April 24, 2010
Accounts receivable	$—	$1,887
Inventories	55	85
Prepaid expenses and other current assets	—	103
Property, plant and equipment	20	137
Goodwill	—	3,242
Intangible assets .	285	7,530
Accounts payable	—	(275)
Accrued liabilities	—	(393)
Other liabilities	—	(616)

Net assets acquired	$360	$11,700

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

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

Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in April in each year. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2012,” “fiscal 2011” and “fiscal 2010” refer to the Company’s fiscal years ended April 28, 2012, April 30, 2011 and April 24, 2010, respectively. The year ended April 30, 2011 represents a 53 week year, while the years ended April 28, 2012 and April 24, 2010 represent 52 week years.

Cash and Cash Equivalents

The Company considers cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories, which consist primarily of products held for sale, are stated at the lower of cost or market on a first-in, first-out basis in accordance with FASB ASC Topic 330, “Inventories”. Excess and obsolete inventory reserves recorded were $9,950 and $11,496 as of April 28, 2012 and April 30, 2011, respectively.

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

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

Goodwill and Non-amortizable Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Certain intangible assets including a perpetual license agreement and various trademarks and tradenames are estimated to have indefinite lives and are not subject to amortization. Under FASB ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and indefinite-lived intangible assets are not subject to amortization but rather must be tested for impairment annually or more frequently if events or circumstances indicate they might be impaired. The Company performs the annual impairment test during the first quarter of each fiscal year. Amortizable intangible assets include customer relationships, publishing rights, non-compete agreements, trademarks and tradenames, order backlog and copyrights and are being amortized over their estimated useful lives. In the third quarter of fiscal 2012, the Company concluded that a triggering event had occurred which required the Company to assess whether the fair values of the reporting units were below their carrying values. The triggering event was a combination of the continued decrease in the Company’s market capitalization and declines in the Company’s forecasted future years’ operating results and cash flows. On December 31, 2011, the Company’s closing stock price was $2.50 per share compared with $14.15 as of May 1, 2011. As a result of the Company’s performance of the goodwill and indefinite-lived intangible asset impairment test in the third quarter of fiscal 2012, the Company recorded impairment charges of $86,491 for goodwill and $21,010 for indefinite-lived intangible assets. As a result of a reconsideration event at the end of the first quarter of fiscal 2011, the Company recorded goodwill and indefinite-lived intangible impairment charges of $411,190 and $200, respectively in fiscal 2011. See Note 5 for details of these impairment charges.

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

Development Costs

Development costs represent external and internal costs incurred in the development of a master copy of a book, workbook, video or other supplemental educational materials and products. The Company capitalizes development costs and amortizes these costs into costs of revenues over the lesser of five years or the product’s life cycle in amounts proportionate to expected revenues. At April 28, 2012 and April 30, 2011, net development costs totaled $27,726 and $28,281, respectively, and are included as a component of development costs and other assets, net, in the consolidated balance sheets.

Fair Value of Financial Instruments

In accordance with FASB ASC Topic 825, “Financial Instruments” and FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” the carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value given the short maturity of these instruments. The estimated fair value of the amounts outstanding under the then-existing credit facility approximated its carrying value at April 28, 2012 given the variable interest rates included with this facility. The Company’s convertible debt had a carrying value of $164,878 and a fair market value of $113,359 at April 28, 2012, and a carrying value of $200,663 and a fair market value of $206,416 at April 30, 2011, as

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

determined using the closing bid prices as reported on the National Association of Securities Dealers, Inc.’s Portal Market on April 28, 2012 and April 30, 2011, respectively. The Company’s sale-leaseback obligations had a carrying value of $12,663 and $13,559 and a fair market value of $13,736 and $14,827 at April 28, 2012 and April 30, 2011, respectively, as determined using estimated interest rates available at April 28, 2012 and April 30, 2011 for similar long-term borrowings.

U.S. GAAP defines fair value as the price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. U.S. GAAP also classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or input other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability.

The following tables set forth by level within the fair value hierarchy the fair value:

		Fair Value Measurements Using
Description	Balance Sheet Location	April 28, 2012	Level 1	Level 2	Level 3
Goodwill	Goodwill	$41,263	$—	$—	$41,263
Indefinite-lived intangible assets	Intangible assets, net	124,242	—	—	124,242
Investment in Carson-Dellosa	Investment in unconsolidated affiliate	9,900	—	—	9,900
New Debentures	Long-term debt less current maturities	289,668	—	289,668	—

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

Concentration of Credit Risks

The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are school districts and schools. Concentration of credit risk with respect to trade receivables is limited

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

due to the significant number of customers and their geographic dispersion. During fiscal 2012, 2011 and 2010, no customer represented more than 10% of revenues or accounts receivable.

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

Deferred Catalog Costs

Deferred catalog costs represent costs which have been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. Deferred catalog costs are amortized in amounts proportionate to expected revenues over the life of the catalog, which is one year or less. Amortization expense related to deferred catalog costs is included in the consolidated statements of operations as a component of selling, general and administrative expenses. Such amortization expense for fiscal years 2012, 2011 and 2010 was $22,051, $20,731 and $24,424, respectively.

Restructuring

The Company accounts for restructuring costs associated with both the closure or disposal of distribution centers and severance related to headcount reductions in accordance with FASB ASC Topic 712, “Compensation—Retirement Benefits.” During fiscal 2012, the Company recorded $2,313 of severance expense. During fiscal 2011, the Company recorded $1,847 of severance expense. During fiscal 2010, the Company recorded $4,010 of severance expense, facility costs and lease terminations. As of April 28, 2012, April 30, 2011 and April 24, 2010, there was $1,123, $361 and $1,526, respectively, of accrued restructuring costs recorded in other accrued liabilities on the consolidated balance sheet primarily related to various cost reduction activities. See Note 15 for details of these restructuring charges.

Shipping and Handling Costs

In accordance with FASB ASC Topic 605-45-45, “Revenue Recognition—Principal Agent Considerations—Other Presentation,” the Company accounts for shipping and handling costs billed to customers as a component of revenues. The Company accounts for shipping and handling costs incurred as a cost of revenues for shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for shipping and handling costs incurred as a selling, general and administrative expense. The amount of shipping and handling costs included in selling, general and administrative expenses for fiscal years 2012, 2011 and 2010 was $31,844, $33,635 and $34,183, respectively.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

Share-Based Compensation Expense

The Company accounts for its share-based compensation plans under the recognition and measurement principles of FASB ASC Topic 718, “Compensation—Stock Compensation” and FASB ASC Topic 505, “Equity-Based Payments to Non-Employees”. See Note 12.

Recent Accounting Pronouncements

In May, 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-04, Fair Value Measurements, FASB ASC Topic 820. The purpose of ASU No. 2011-04 was to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reports Standards (“IFRS”). ASU No. 2011-04 was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption ASU No. 2011-04 by the Company did not have a material impact on the Company’s financial position, results of operations, comprehensive income (loss) or cash flows.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

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

NOTE 4—INVESTMENT IN UNCONSOLIDATED AFFILIATE

Investment in unconsolidated affiliate is accounted for under the equity method, and consisted of the following:

	Percent- Owned	April 28, 2012	April 30, 2011
Carson-Dellosa Publishing, LLC	35%	$9,900	$20,400

On November 13, 2009, the Company completed the divestiture of the School Specialty Publishing business unit to Carson-Dellosa Publishing, LLC (“Carson-Dellosa”), a newly-formed business entity. Under the divestiture agreement, the Company combined its publishing unit net assets with those of Cookie Jar Education, Inc. and received a 35% interest, accounted for under the equity method, in Carson-Dellosa. The fair value of the Company’s total contribution was $29,438, including cash of $2,226, which was materially consistent with the book value of the Company net assets contributed. For the years ended April 28, 2012, April 30, 2011 and April 24, 2010, the Company recorded a pre-tax loss of $1,488, $1,038 and $701, respectively, resulting from its 35% minority equity interest in Carson-Dellosa.

The Company reviews Carson-Dellosa’s unaudited financial statements on a quarterly basis and audited financial statements on an annual basis for indicators of triggering events or circumstances that indicate a potential impairment. During the fourth quarters of fiscal 2012 and 2011, the Company evaluated its investment in Carson-Dellosa for impairment and, based on updated current forward-looking projections, concluded Carson-Dellosa investment had an other-than-temporary impairment. As such, the Company recorded $9.0 million and $6.9 million impairments in fiscal 2012 and 2011, respectively in other income (expense) in the Company’s Consolidated Statements of Operations. The resulting fair value of $9.9 million and $20.4 million in fiscal 2012 and 2011, respectively, was estimated using a discounted cash flow model and is considered a Level 3 fair value measurement due to the use of significant unobservable inputs related to the timing and amount of future equity distributions based on projections of Carson-Dellosa’s future financing structure, contractual and market-based revenues and operating costs.

In performing the impairment assessment, the Company estimated the fair value of its reporting units using the Income Approach (discounted cash flow analysis). The discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of an entity and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting unit and the discount rate. The growth rate used for the terminal value calculation was 3% and 5% in fiscal 2012 and 2011, respectively, and the discount rate was 11.3% and 13.9% in fiscal 2012 and 2011, respectively.

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Losses are reflected in “Losses of unconsolidated affiliate.”

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, including the range of useful lives, excluding goodwill:

April 28, 2012	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,905	$(22,984)	$13,921
Publishing rights (15 to 25 years)	113,260	(34,408)	78,852
Non-compete agreements (3.5 to 10 years)	5,480	(5,300)	180
Tradenames and trademarks (5 to 30 years)	3,504	(1,232)	2,272
Order backlog and other (less than 1 to 13 years)	1,766	(1,133)	633
Perpetual license agreements (10 years)	14,506	(5,232)	9,274

Total amortizable intangible assets	175,421	(70,289)	105,132

Non-amortizable intangible assets:
Tradenames and trademarks	19,110	—	19,110

Total non-amortizable intangible assets	19,110	—	19,110

Total intangible assets	$194,531	$(70,289)	$124,242

April 30, 2011	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,998	$(20,631)	$16,367
Publishing rights (15 to 25 years)	113,260	(28,797)	84,463
Non-compete agreements (3.5 to 10 years)	7,110	(6,471)	639
Tradenames and trademarks (5 to 30 years)	3,504	(1,041)	2,463
Order backlog and other (less than 1 to 13 years)	2,634	(1,807)	827
Perpetual license agreements (10 years)	14,506	(3,496)	11,010

Total amortizable intangible assets	178,012	(62,243)	115,769

Non-amortizable intangible assets:
Tradenames and trademarks	40,120	—	40,120

Total non-amortizable intangible assets	40,120	—	40,120

Total intangible assets	$218,132	$(62,243)	$155,889

Intangible asset amortization expense included in selling, general and administrative expenses for fiscal years 2012, 2011 and 2010 was $10,590, $10,814 and $10,738, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 30, 2011, APRIL 24, 2010 AND APRIL 25, 2009

(In Thousands, Except Per Share Amounts)

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is:

2013	$9,959
2014	$9,665
2015	$9,449
2016	$9,258
2017	$8,503

The following information presents changes to goodwill during the two-year period ended April 28, 2012:

	Reporting Units		Educational Resources Segment	Reporting Units
	Education Resources	Califone		Science	Planning and Student Development	Reading	Health	Accelerated Learning Segment	Total
Balance at April 24, 2010
Goodwill	$249,695	$14,852	264,547	$75,652	$182,575	$17,474	$—	275,701	540,248
Accumulated impairment losses	—	—	—	—	—	—	—	—	—

Balance at April 24, 2010	$249,695	$14,852	$264,547	$75,652	$182,575	$17,474	$—	$275,701	$540,248

Fiscal 2011 Activity:
Currency translation adjustment	—	—	—	—	332	—	—	332	332

Balance at April 30, 2011
Goodwill	$249,695	$14,852	264,547	$75,652	$182,907	$17,474	$—	276,033	540,580
Accumulated impairment losses	(249,695)	—	(249,695)	(55,372)	(106,123)	—	—	(161,495)	(411,190)

Balance at April 30, 2011	$—	$14,852	$14,852	$20,280	$76,784	$17,474	$—	$114,538	$129,390

Fiscal 2012 Activity:
Currency translation adjustment	—	—	—	—	(1,636)	—	—	(1,636)	(1,636)

Balance at April 28, 2012
Goodwill	$249,695	$14,852	264,547	$75,652	$181,271	$17,474	$—	274,397	538,944
Accumulated impairment losses	(249,695)	(10,959)	(260,654)	(75,652)	(153,603)	(7,772)	—	(237,027)	(497,681)

Balance at April 28, 2012	$—	$3,893	$3,893	$—	$27,668	$9,702	$—	$37,370	$41,263

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

According to FASB ASC Topic 350-20-20, a reporting unit is the level at which goodwill impairment is tested. A reporting unit can be an operating segment or one level below an operating segment, also known as a component. FASB ASC Topic 350-20-35-34 states that a component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available for segment management to regularly review the operating results of that component. As of April 28, 2012, the Company had six reporting units, three of which had remaining goodwill balances. The Educational Resources segment consists of the Education Resources and Califone reporting units. The Accelerated Learning segment consists of the Science, Planning and Student Development, Reading, and Health reporting units. The goodwill for each reporting unit is shown in the table above.

In connection with the preparation of the financial statements for the third quarter of fiscal 2012, the Company concluded a triggering event had occurred which required the Company to assess whether the fair values of the reporting units were below their carrying values. The triggering event was a combination of the

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

continued decrease in the Company’s market capitalization and declines in the Company’s forecasted future years’ operating results and cash flows. On December 31, 2011, the Company’s closing stock price was $2.50 per share compared with $14.15 as of May 1, 2011. As a result of the Company’s performance of the goodwill and indefinite-lived intangible asset impairment test as detailed below, the Company recorded impairment charges of $86,491 for goodwill and $21,010 for indefinite-lived intangible assets.

FASB ASC Topic 350 requires a two-step method for determining goodwill impairment. In the first step, the Company determined the fair value of the reporting unit by utilizing a combination of the income approach (weighted 90%) and the market approach (weighted 10%) derived from comparable public companies, except for the Science and Health reporting units. The Company did not use the market approach for the Science reporting unit because of the variability in revenue due to the curriculum adoption schedule and the Company did not use the market approach for the Health reporting unit because of the reporting unit’s lack of financial history. The Company believes that each approach has its merits. However, in the instances where both approaches were utilized, the Company has weighted the income approach more heavily than the market approach because the Company believes that management’s assumptions generally provide greater insight into the reporting unit’s fair value. This fair value determination was categorized as a non-recurring level 3 fair value hierarchy pursuant to FASB ASC Topic 820, “Fair Value Measurements”. The estimated fair value of the reporting units was dependent on several significant assumptions, including earnings projections and discount rates. There were no changes to the valuation techniques during fiscal 2012, relative to fiscal 2011.

In performing the impairment assessment, the Company estimated the fair value of its reporting units using the following valuation method and assumptions:

1.	Income Approach (discounted cash flow (“DCF”) analysis)—the DCF valuation method requires an estimation of future cash flows of a reporting unit and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting units and the discount rate. The growth rates used for the terminal value calculations and the discount rates of the respective reporting units were as follows:

	Terminal Value Growth Rates	Discount Rate
Education Resources	2.0%	19.6%
Califone	2.0%	18.4%
Science	2.4%	15.4%
Planning and Student Development	3.0%	17.9%
Reading	2.0%	19.3%
Health	2.0%	17.9%

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

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

Due to the triggering events described above, the Company also performed an impairment test of its indefinite-lived intangible assets during the third quarter of fiscal 2012. The Company utilized an income approach, whereby the assets are valued by reference to the amount of royalty income generated if the assets were licensed to a third party. In this method, a sample of comparable guideline royalty or license agreements was analyzed. The Company recorded a $21,010 impairment charge in the third quarter of fiscal 2012 related to a non-amortizable trademark in the Educational Resources segment and to non-amortizable tradenames in the Accelerated Learning segment. The following table presents a summary of the carrying value of indefinite-lived intangible assets:

	Educational Resources	Accelerated Learning	Total
Tradenames	$—	$38,890	$38,890
Trademarks	1,430	—	1,430
Accumulated impairment loss	(1,020)	(20,190)	(21,210)

Balance at April 28, 2012:	$410	$18,700	$19,110

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

The following discussion relates to the goodwill and other intangible assets impairment test performed during the first quarter of fiscal 2011:

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

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

	Educational Resources	Accelerated Learning	Total
Tradenames	$—	$38,890	$38,890
Trademarks	1,430	—	1,430
Impairment loss	(200)	—	(200)

Balance at April 30, 2011:	$1,230	$38,890	$40,120

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 28, 2012	April 30, 2011	April 24, 2010
Land	$158	$158	$158
Projects in progress	8,789	10,326	2,787
Buildings and leasehold improvements	29,863	29,867	29,752
Furniture, fixtures and other	101,882	90,503	108,968
Machinery and warehouse equipment	39,337	39,463	39,397

Total property, plant and equipment	180,028	170,317	181,062
Less: Accumulated depreciation	(122,537)	(104,746)	(114,455)

Net property, plant and equipment	$57,491	$65,571	$66,607

Depreciation expense related to continuing operations for fiscal years 2012, 2011 and 2010 was $19,060, $17,018 and $16,109, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

NOTE 7—DEBT

Long-Term Debt

Long-term debt consisted of the following:

	April 28, 2012	April 30, 2011	April 24, 2010
Credit Agreement, maturing in 2014.	$121,125	$91,300	$—
3.75% Convertible Subordinated Notes due 2026, issued 2006, net of unamorized discount	—	97,347	186,183
3.75% Convertible Subordinated Notes due 2026, issued 2011, net of unamortized discount	156,859	94,074	—
Sale-leaseback obligations, effective rate of 8.97%, expiring in 2020	12,639	13,558	14,325

Total debt	290,623	296,279	332,139
Less: Current maturities	(955)	(98,243)	(132,397)

Total long-term debt	$289,668	$198,036	$199,742

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

On April 23, 2010, the Company entered into a Credit Agreement which replaced the Company’s previous credit agreement. During the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, the Company amended the Credit Agreement. The amended Credit Agreement would have matured on April 23, 2014 and provided borrowing capacity of $242,500. This capacity consisted of a revolving loan of $200,000 and a delayed draw term loan of up to $42,500, which was used to refinance a portion of the Company’s convertible notes. Interest accrued at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 4.50%, or the lender’s base rate plus an applicable margin of up to 3.50%. The Company also paid a commitment fee on the revolving loan and delayed draw term loan of 0.50% on unborrowed funds. The effective interest rates under the credit facility for fiscal 2012 and fiscal 2011 were 6.33% and 6.89%, respectively. The effective interest rate included amortization of loan origination fees of $1,323 and $1,015 and commitment fees on unborrowed funds of $566 and $1,314 in fiscal 2012 and fiscal 2011, respectively. The revolving loan provided for a letter of credit sub-facility of up to $15,000, under which $2,695 was issued and outstanding as of April 28, 2012. As of April 28, 2012, the outstanding balance on the revolving loan was $87,400 and the outstanding balance on the delayed draw term loan was $33,725. Both were reflected as non-current long-term debt in the

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

accompanying consolidated balance sheets. The Credit Agreement was secured by substantially all of the assets of the Company and contained certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge coverage ratio and a limitation on consolidated capital expenditures.

On May 22, 2012, the Company entered into an Asset-Based Credit Agreement and Term Loan Credit Agreement which replaced the Company’s Credit Agreement described above. A more detailed description of the new agreements can be found in Note 18—Subsequent Events.

Convertible Notes

FASB ASC Topic 470-20, “Debt with Conversion and Other Options”, requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the market interest rate at debt issuance without the conversion feature. The Company had four convertible debt instruments outstanding during portions of fiscal 2012 and 2011 that are subject to FASB ASC Topic 470-20. The standard requires that a fair value be assigned to the equity conversion options of (1) the Company’s $133,000, 3.75% convertible subordinated debentures due 2023 (the “2003 Notes”), which were issued on July 14, 2003 and no longer outstanding as of the second quarter of fiscal 2011; (2) the Company’s $200,000 convertible subordinated debentures due 2026 (“the 2006 Debentures”), which were issued November 22, 2006 of which $42,500 in aggregate principal amount was repaid in the third quarter of fiscal 2012 and the balance of which was exchanged for the Debentures described in the following clauses (3) and (4); (3) the Company’s $100,000 convertible subordinated debentures (“the 2011 Debentures”), which were issued on March 1, 2011 of which $100,000 in aggregate original principal amount was outstanding as of April 28, 2012; and (4) the additional $57,500 of the 2011 Debentures, which were issued on July 7, 2011, of which $57,500 in aggregate original principal amount was outstanding as of April 28, 2012 (collectively, the “Convertible Notes”). The value assigned to the equity conversion option results in a corresponding decrease in the value assigned to the carrying value of the debt portion of the instruments.

The values assigned to the debt portions of the Convertible Notes were determined based on market interest rates for similar debt instruments without the conversion feature as of the respective July 14, 2003, November 22, 2006, March 1, 2011 and July 7, 2011 issuance dates of the Convertible Notes. The difference in market interest rates versus the coupon rates on the Convertible Notes results in non-cash interest that is amortized into interest expense over the expected terms of the Convertible Notes. For purposes of the valuation, the Company used an expected term of seven years for the Convertible Notes issued on July 14, 2003, an expected term of five years for the Convertible Notes issued on November 22, 2006 and an expected term of approximately four years for the Convertible Notes issued March 1, 2011 and July 7, 2011, which corresponds with the first date the holders of the respective Convertible Notes could put their Convertible Notes back to the Company.

The put date occurred on July 30, 2010 for the 2003 Notes. All of the 2003 Notes were repaid during the second quarter of fiscal 2011 using proceeds from the Credit Agreement. The put date is November 30, 2014 for the 2011 Debentures.

During 2003, the Company sold an aggregate principal amount of $133,000 of convertible subordinated debentures due in 2023. The Company used the total net proceeds from the offering of $128,999 to repay a portion of the debt outstanding under the Company’s credit facility. The notes carried an annual coupon interest rate of 3.75% until August 1, 2010, at which time the notes provided that they would cease bearing interest and the original principal amount of each note would commence increasing daily by the annual rate of 3.75%. The

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

notes became convertible into shares of the Company’s common stock at an initial conversion price of $40.00 per share during fiscal 2006 and were recorded as a current liability. Holders of the notes were entitled to surrender the notes for conversion at any time from October 1, 2005 until July 31, 2023. Holders that exercised their right to convert the notes would have received up to the accreted principal amount in cash, with the balance of the conversion obligation, if any, in shares of Company common stock or cash, at the Company’s discretion. No notes were converted into shares of common stock.

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

On November 30, 2011, the holders of the Company’s 2006 Debentures presented to the Company for redemption $42.4 million of the $42.5 million 2006 Debentures outstanding. The Company satisfied the $42.4 repayment in cash by borrowing on its credit facility, as permitted under the terms of the credit facility. The remaining outstanding amount of this issuance, $0.1 million, was called by the Company during the third quarter of fiscal 2012.

On March 1, 2011 and July 7, 2011, the Company entered into separate, privately negotiated exchange agreements under which it retired $100,000 and $57,500, respectively, in aggregate principal amount of the then outstanding 2006 Debentures in exchange for the issuance of $100,000 and $57,500, respectively, in aggregate principal amount of the 2011 Debentures. The 2011 Debentures pay interest semi-annually at a rate of 3.75% per year in respect of each $1,000 original principal amount of 2011 Debentures (the “Original Principal Amount”) on each May 30th and November 30th, and the principal accretes on the principal amount of the 2011 Debentures (including the Original Principal Amount) at a rate of 3.9755% per year, compounding on a semi-annual basis (such principal amount, including any accretions thereon, the “Accreted Principal Amount”). The 2011 Debentures are convertible, upon satisfaction of certain conditions set forth below. In connection with any such conversion, the Company will be required to deliver cash equal to the lesser of the aggregate accreted principal amount of the debentures to be converted or the Company’s total conversion obligation, and will be required to deliver, at its option, cash or shares of its common stock in respect of the remainder, if any, of its conversion obligation. The initial conversion rate is 0.442087 shares per $1 of Original Principal Amount (subject to adjustment in certain events), which represents an initial conversion price of approximately $22.62 per share. However, the Company will not issue any shares of Company common stock pursuant to the 2011 Debentures if, after giving effect to such issuance, the aggregate number of shares issued pursuant to the 2011 Debentures would exceed 19.99% of the number of shares of Company Common Stock outstanding as of March 1, 2011, unless the Company first receives the approval of the Company’s shareholders, which the Company has no obligation to seek. The 2011 Debentures will mature on November 30, 2026, unless earlier redeemed, repurchased or converted. Holders of the 2011 Debentures have the option to require the Company to purchase the 2011 Debentures outstanding on November 30, 2014, November 30, 2018 and November 30, 2022 at a price equal to 100% of the Accreted Principal Amount of the 2011 Debentures delivered for repurchase plus any accrued and unpaid interest on the Original Principal Amount of the 2011 Debentures delivered for repurchase. The Company has the right to redeem the 2011 Debentures beginning May 30, 2014 at a price equal

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

to 100% of the Accreted Principal Amount of the 2011 Debentures to be redeemed, plus any accrued but unpaid interest on the Original Principal Amount of the 2011 Debentures redeemed.

The following table provides additional information about the Convertible Notes.

	As of April 28, 2012	As of April 30, 2011
($ and shares in thousands, except conversion prices)	2011 Debentures	2011 Debentures		2006 Debentures
Carrying amount of the equity component	$9,395	$6,774		$19,026
Principal amount and unpaid interest of the liability component	164,878	100,663		100,000
Unamortized discount of liability component	8,019	6,589	(1)	2,653
Net carrying amount and unpaid interest of liability component	156,859	94,074		97,347
Remaining amortization period of discount	31 months	43 months		7 months
Conversion price (2)	$22.62	$22.62		$51.39
Effective interest rate on liability component	9.5%	9.5%		8.5%

(1)	The amount has been corrected from that previously reported amount to eliminate the accrued interest to maturity.
(2)	The accreted principal amount of the 2011 debentures and the principal amount of the 2006 debentures are required to be paid in cash.

The following table presents the associated interest cost related to the Convertible Notes, which consists of both the contractual interest coupon and amortization of the discount on the liability component.

	2011 Debentures		2006 Debentures (b)		2003 Notes
(in thousands)	Year Ended April 28, 2012	Year Ended April 30, 2011	Year Ended April 28, 2012	Year Ended April 30, 2011	Year Ended April 30, 2011
Non-cash interest cost (a)	$7,906	$846	$1,556	$7,778	$1,375
Cash interest cost	5,547	625	1,289	6,563	1,248

(a)	Amounts represent the impact of adoption of FASB ASC Topic 470-20 on interest expense and the unpaid interest earned but not yet payable until maturity.
(b)	In the fourth quarter of fiscal 2011 and first quarter of fiscal 2012, the Company exchanged $100 million and $57.5 million, respectively in aggregate principal amount of the outstanding $200 million 2006 Debentures for $100 million and $57.5 million, respectively in aggregate principal amount of the New Debentures.

The estimated fair value of the Company’s $100,000 and $57,500 convertible subordinated debentures at April 28, 2012 was approximately $71,974 and $41,385, respectively and the carrying value was $99,443 and $57,416, respectively. The estimated fair value was determined using Level 2 inputs as described in FASB ASC Topic 820.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

Maturities of Long-Term Debt

Maturities of long-term debt, including capital lease obligations, for subsequent fiscal years, are as follows:

2013	$955
2014	122,196
2015	158,030
2016	1,319
2017	1,500
Thereafter	6,623

Total maturities of long-term debt	$290,623

The amounts related to the convertible debt in fiscal 2014 have been adjusted for FASB ASC Topic 470-20.

NOTE 8—INCOME TAXES

The provision for income taxes consists of:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Current income tax expense/(benefit):
Federal	$(2,479)	$15,740	$7,010
State	1,281	654	2,565
Foreign	402	(134)	2,122

Total	(796)	16,260	11,697
Deferred income tax expense/(benefit):
Federal	3,791	(83,419)	5,600
State	(2,851)	(5,960)	447
Foreign	23	(13)	(66)

Total	963	(89,392)	5,981

Total provision for/(benefit from) income taxes	$167	$(73,132)	$17,678

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

Deferred taxes are comprised of the following:

	April 28, 2012	April 30, 2011	April 24, 2010
Current deferred tax assets (liabilities):
Inventory	$6,083	$6,480	$8,240
Allowance for doubtful accounts	782	737	799
Accrued liabilities	(1,176)	(50)	828
Convertible debt instruments	—	(12,596)	—
Net operating loss carryforward	300	975	—
Valuation allowance	(1,192)	—	—

Total current deferred tax assets (liabilities)	4,797	(4,454)	9,867

Long-term deferred tax assets (liabilities):
Foreign tax credit carryforward	7,225	7,194	—
Net operating loss carryforward	3,634	2,519	4,793
Property and equipment	(13,659)	(11,002)	(10,833)
Accrued liabilities	13,163	10,327	12,473
Intangible assets	15,404	(2,467)	(64,536)
Investment in noncontrolling interest	6,315	4,631	2,061
Convertible debt instruments	(246)	(975)	(36,356)
Valuation allowance	(31,446)	—	—

Total long-term deferred tax assets (liabilities)	390	10,227	(92,398)

Net deferred tax assets (liabilities)	$5,187	$5,773	$(82,531)

At April 28, 2012, the Company has state net operating losses of approximately $70,485, which expire during fiscal years 2013 – 2030. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that either all, or some portion, of the deferred tax assets will not be realized. The realization is dependent upon the future generation of taxable income, reversal of deferred tax liabilities, tax planning strategies, and expiration of tax attribute carryovers. As a result, the Company concluded that the realization of a majority of the deferred tax assets no longer met the more likely than not threshold. Therefore, a tax valuation allowance of $32,638 was recorded in fiscal 2012 against a majority of the net deferred tax assets. As of April 28, 2012, the Company has no unremitted earnings from foreign investments.

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.5%	1.3%	4.8%
Foreign income tax	0.2%	0.1%	-0.2%
Meals and entertainment, inventory donations and other	0.3%	0.1%	0.4%
Goodwill and intangible asset impairment	-12.9%	-19.4%	0.0%
Valuation allowance	-24.2%	0.0%	0.0%

Effective income tax rate	-0.1%	17.1%	40.0%

The Company files income tax returns with the U.S., various U.S. states, and foreign jurisdictions. The most significant tax return the Company files is with the U.S. The Company’s tax returns are no longer subject to

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

examination by the U.S. for fiscal years before 2011. The Company has various tax audits and appeals in process at any given time. It is not anticipated that any adjustments resulting from tax examinations or appeals would result in a material change to the Company’s financial position or results of operations.

As of April 28, 2012, April 30, 2011 and April 24, 2010, the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, was $587, $688 and $1,423, respectively, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

The following table summarizes the activity related to the Company’s gross liability for unrecognized tax benefits:

Balance at April 25, 2009	$1,406
Increase related to current year tax provision	(2)
Expiration of that statute of limitations for tax assessments	(2)
Adjustments to provision related to assessments	724

Balance at April 24, 2010	$2,126

Increase related to current year tax provision	—
Expiration of that statute of limitations for tax assessments	17
Adjustments to provision related to assessments	(1,455)

Balance at April 30, 2011	$688

Increase related to current year tax provision	21
Expiration of that statute of limitations for tax assessments	(2)
Adjustments to provision related to assessments	(120)

Balance at April 28, 2012	$587

NOTE 9—OPERATING LEASE COMMITMENTS

The Company leases various types of warehouse and office facilities and equipment, under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable operating leases for the Company’s fiscal years are as follows:

2013	$7,338
2014	5,995
2015	4,793
2016	4,175
2017	3,987
Thereafter	18,129

Total minimum lease payments	$44,417

Rent expense related to continuing operations for fiscal 2012, 2011 and 2010, was $9,308, $9,453 and $9,573, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

NOTE 10—EMPLOYEE BENEFIT PLANS

The Company sponsors the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company has the discretion to match a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. In fiscal 2010, the Company amended its 401(k) plan agreement to make the match discretionary. In fiscal 2012, fiscal 2011 and fiscal 2010, the Company did not make any 401(k) match due to the current economic conditions.

NOTE 11—SHAREHOLDERS’ EQUITY

Share Repurchase Programs

The Company did not repurchase any shares of its outstanding common stock during the last three fiscal years. As of April 28, 2012, the Company is authorized to repurchase shares of its common stock with an aggregate purchase price of up to $34.7 million under the share repurchase program authorized by the Board of Directors on June 12, 2008. However, the Company’s asset based lending facility and term loan credit agreement contain restrictions on, and in some circumstances may prevent, the repurchase of common stock.

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

	(Loss)/Income (Numerator)	Shares (Denominator)	Per Share Amount
Fiscal 2012:
Basic EPS	$(134,017)	18,878	$(7.10)

Effect of dilutive employee stock options		—
Effect of dilutive non-vested stock units		—

Diluted EPS	$(134,017)	18,878	$(7.10)

Fiscal 2011:
Basic EPS	$(356,273)	18,870	$(18.88)

Effect of dilutive employee stock options		—
Effect of dilutive non-vested stock units		—

Diluted EPS	$(356,273)	18,870	$(18.88)

Fiscal 2010:
Basic EPS	$25,852	18,843	$1.37

Effect of dilutive employee stock options	—	16
Effect of dilutive non-vested stock units	—	15

Diluted EPS	$25,852	18,874	$1.37

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

The Company had additional employee stock options outstanding of 1,802, 1,529 and 1,514 during fiscal 2012, 2011 and 2010, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

The $157,500, 3.75% convertible subordinated debentures, 2011 Debentures, had no current impact on the Company’s denominator for computing diluted EPS because conditions under which the debentures may be converted and shares may be issued upon conversion have not been satisfied. See Note 7.

NOTE 12—SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has three share-based employee compensation plans under which awards were outstanding as of April 28, 2012: the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All plans have been approved by the Company’s shareholders. The purpose of the 1998 Plan, the 2002 Plan and the 2008 Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008 or under the 2002 Plan which expired on June 11, 2012. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

A summary of option transactions for fiscal 2010, fiscal 2011 and fiscal 2012 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 25, 2009	1,630	$32.87	1,067	$32.29

Granted	313	20.30
Exercised	(122)	17.49
Canceled	(356)	33.33

Balance at April 24, 2010	1,465	$31.35	957	$34.02

Granted	255	18.88
Exercised	(15)	16.06
Canceled	(199)	32.10

Balance at April 30, 2011	1,506	$29.29	988	$33.61

Granted	1,152	7.16
Exercised	—	—
Canceled	(302)	23.68

Balance at April 28, 2012	2,356	$19.18	1,009	$32.20

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

The following tables detail supplemental information regarding stock options outstanding at April 28, 2012:

	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding	7.05	$325
Options vested and expected to vest	6.94	297
Options exercisable	4.19	—

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$ 2.26 – $13.62	704	9.83	$ 2.95	1	$13.62
$13.63 – $19.04	590	8.66	15.71	68	18.55
$19.05 – $34.62	474	5.04	24.75	352	25.77
$34.63 – $39.71	588	3.74	37.64	588	37.64

	2,356	7.05	$19.18	1,009	$32.20

With certain exception, options are exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. The Company’s option plans allow for the net settlement of the exercise price and related employee tax withholding liabilities for non-qualified stock option exercises. For fiscal 2012, no shares were issued upon the exercise of stock options. For fiscal 2011, approximately 3 new shares were issued upon the exercise of stock options, 12 shares were tendered to satisfy the exercise price, and zero shares were surrendered to satisfy employee tax liabilities.

Option information provided in the tables in this Note includes shares subject to inducement options granted to Michael P. Lavelle, the Company’s President and Chief Executive Officer; Gerald Hughes, the Company’s Chief Administrative Officer; Kathryn Pepper-Miller, the Company’s Chief Marketing Officer in connection with the commencement of their respective employment with the Company. While these inducement options have a time-based vesting element, the exercisability of a portion of these options was subject to either a minimum stock purchase requirement and/or a minimum price per share threshold.

In fiscal 2011, the Company granted 77 non-vested stock unit (“NSU”) awards to members of the Company’s management under the 2002 Plan. There were no NSU awards granted to the Company’s management in fiscal 2012. The NSUs are performance-based and vest at the end of a three-year cycle and will result in an issuance of shares of the Company’s common stock if targeted metrics are achieved at a threshold level or above. The NSUs will be settled in shares of Company common stock with actual shares awarded ranging from 80% of the target number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The approximate fair value of awards granted in fiscal 2011 was $1,468, assuming the metrics are achieved at the target level. The Company is recognizing share-based compensation expense related to performance-based NSU awards on a straight-line basis over the vesting period adjusted for changes in the expected level of performance.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

In fiscal 2012 and 2011, the Company granted 14 and 10 time-based NSU awards to non-employee directors of the Company with an approximate fair value of $194 and $194, respectively. The awards vest one year from the date of grant and the Company is recognizing share-based compensation expense related to time-based NSU awards on a straight-line basis over the vesting period.

In fiscal 2012, the Company awarded 75 shares of restricted stock to Mr. Lavelle in connection with the commencement of his employment with the Company. The restricted stock will vest one-third of the shares on the date which Mr. Lavelle meets the minimum stock purchase requirement of $400 and will vest as to an additional one-third on each of the first two anniversaries of that date. In fiscal 2012, the Company also awarded 90 shares of restricted stock to other key senior executive which vest ratably over a three year period. The approximate fair value of the grants in fiscal 2012 was $467.

In fiscal 2011, the Company awarded 118 time-based restricted stock units (“RSUs”) to employees of the Company under the 2002 Plan, including members of senior management. The RSUs awarded to senior management vest over a five-year period, thirty percent after the third year, sixty percent (cumulative) after the fourth year and one-hundred percent (cumulative) after the fifth year. The RSUs awarded to other employees vest over a four year period, thirty percent after the second year, sixty percent (cumulative) after the third year and one-hundred percent (cumulative) after the fourth year. The approximate fair value of the awards granted in fiscal 2011 was $2,250.

The following table presents the share-based compensation expense recognized for the fiscal years ended April 28, 2012 and April 30, 2011:

	For the Fiscal Years Ended
	April 28, 2012		April 30, 2011
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$1,576	965	$2,030	1,242
Management NSUs	344	211	345	211
Director NSUs	198	121	186	114
Management RSUs	389	238	285	174

Total stock-based compensation expense	$2,507		$2,846

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying condensed consolidated statements of operations. The income tax benefit recognized related to share-based compensation expense was $972 and $1,104 for the fiscal years ended April 28, 2012 and April 30, 2011, respectively. The Company recognized share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

The total unrecognized share-based compensation expense for the fiscal years ended April 28, 2012 and April 30, 2011 were as follows:

	April 28, 2012	April 30, 2011
Stock Options, net of estimated forfeitures	$3,002	$2,717
NSUs	28	721
RSUs	1,239	1,417

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

The Company expects to recognize this expense over a weighted average period of approximately 2.8 years.

The Company granted 376 options during the three months ended April 28, 2012. The weighted average fair value of the options granted during the three months ended April 28, 2012 was $1.45 per share. There were no options granted during the three months ended April 30, 2011.

The weighted average fair value of options granted during fiscal 2012, 2011 and 2010, was $3.40, $6.72 and $7.27, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Average-risk free interest rate	1.15%	2.00%	2.89%
Expected volatility	40.81%	35.01%	33.11%
Expected term	5.5 years	5.5 years	5.5 years

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Total intrinsic value of stock options exercised	$—	$61	$824
Cash received from stock option exercises	—	—	117
Income tax deficiency from the exercise of stock options	(352)	(555)	(756)

NOTE 13—SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Educational Resources and Accelerated Learning, which also constitute its reportable segments. The Company operates principally in the United States, with limited operations in Canada. The Educational Resources segment offers products that include basic classroom supplies and office products, supplemental learning materials, physical education equipment, classroom technology, and furniture. The Accelerated Learning segment is a PreK-12 curriculum-based publisher of proprietary and non-proprietary products in the categories of science, reading and literacy, coordinated school health, and planning and student development. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies. Intercompany eliminations represent intercompany sales primarily from the Accelerated Learning segment to the Educational Resources segment, and the resulting profit recognized on such intercompany sales.

While a significant majority of revenue and assets are derived from the Company’s U.S. operations, the Company had Canadian revenue of $31,082, $32,325, and $30,703 for fiscal years 2012, 2011, and 2010 respectively, and long-term assets of $10,842, $28,460, and $69,214 for fiscal years 2012, 2011, and 2010 respectively. These long-term assets are primarily Goodwill and Intangible Assets. The majority of the revenue is reflected in the Accelerated Learning segment and all of the assets are in the Accelerated Learning segment.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

The following table presents segment information:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Revenues:
Educational Resources	$526,260	$534,803	$641,048
Accelerated Learning Group	205,063	226,607	256,157
Corporate and intercompany eliminations	668	668	(527)

Total	$731,991	$762,078	$896,678

Operating (loss) income and income before taxes:
Educational Resources (2)	$18,301	$(222,708)	$63,969
Accelerated Learning Group (2)	(70,158)	(130,666)	42,624
Corporate and intercompany eliminations	(43,221)	(38,055)	(31,896)

Operating (loss) income	(95,078)	(391,429)	74,697
Interest expense and other	37,284	36,938	30,466

(Loss) income before taxes	$(132,362)	$(428,367)	$44,231

	April 28, 2012	April 30, 2011	April 24, 2010
Identifiable assets:
Educational Resources	$145,733	$179,689	$422,236
Accelerated Learning Group	236,670	355,561	517,571
Corporate assets (1)	81,118	102,294	128,013

Total	$463,521	$637,544	$1,067,820

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Depreciation and amortization of intangible assets and development costs:
Educational Resources	$6,246	$7,257	$7,031
Accelerated Learning Group	17,138	14,763	15,186
Corporate	12,881	11,146	9,697

Total	$36,265	$33,166	$31,914

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$363	$1,338	$1,559
Accelerated Learning Group	9,523	11,447	20,177
Corporate	8,820	12,355	11,461

Total	$18,706	$25,140	$33,197

(1)	Identifiable corporate assets include distribution related assets of $23,761, $26,903 and $29,993, as of April 28, 2012, April 30, 2011 and April 24, 2010, respectively, for which depreciation is allocated to the Educational Resources segment. Depreciation expense allocated to Educational Resources segment was $2,615, $2,513 and $2,972 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.
(2)

In the third quarter of fiscal 2012, the Company recorded an impairment charge related to its goodwill and indefinite-lived intangible assets of $11,779 and $95,722 in its Educational Resources and Accelerated

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

Learning Segments, respectively. In the first quarter of fiscal 2011, the Company recorded an impairment charge related to its goodwill and indefinite-lived intangible assets of $249,895 and $161,495 in its Educational Resources and Accelerated Learning Segments, respectively.

NOTE 14—GAIN ON SALE OF PRODUCT LINE

“Gain on sale of product line” on the condensed consolidated statements of operations represents gains or losses on the sale of long-lived assets of the Company and is included in income from continuing operations before income taxes in accordance with FASB ASC Topic 360-10-45-5, SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition” and Regulation S-X, Rule 5-03(b)(6).

In the third quarter of fiscal 2012, the Company completed the sale of Seeds of Science/Roots of Reading assets which the Company concluded was an ancillary, non-core program. The sale price was $6,650, including assets of $2,274 and resulting in a gain of sale of assets of $4,376.

NOTE 15—RESTRUCTURING

In fiscal 2012 and 2011, the Company recorded restructuring costs associated with severance related to headcount reductions, which is recorded in SG&A on the consolidated statements of operations. The Company completed the fiscal 2012 headcount reductions during the third quarter of fiscal 2012. The following is a reconciliation of accrued restructuring costs for the fiscal years ended April 28, 2012 and April 30, 2011.

	Educational Resources	Accelerated Learning	Corporate	Total
Accrued Restructuring at April 24, 2010	$1,123	$38	$365	$1,526
Amounts charged to expense	1,391	202	254	1,847
Payments	(2,205)	(196)	(611)	(3,012)

Accrued Restructuring at April 30, 2011	$309	$44	$8	$361

Amounts charged to expense	708	711	894	2,313
Payments	(937)	(417)	(197)	(1,551)

Accrued Restructuring at April 28, 2012	$80	$338	$705	$1,123

NOTE 16—COMMITMENTS AND CONTINGENCIES

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

NOTE 17—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for fiscal 2012 and fiscal 2011:

	Fiscal 2012
	First	Second	Third	Fourth	Total
Revenues	$276,084	$251,375	$85,258	$119,274	$731,991
Gross profit	111,276	95,060	30,628	46,050	283,014
Operating income (loss)	31,500	21,655	(126,545)	(21,688)	(95,078)
Earnings (loss), net of income taxes	13,570	8,744	(103,006)	(51,837)	(132,529)
Equity in (losses) earnings of unconsolidated affiliate, net of tax	(20)	135	(1,608)	5	(1,488)
Net income (loss)	13,550	8,879	(104,614)	(51,832)	(134,017)
Basic earnings per share of common stock:
Earnings/(loss)	$0.72	$0.47	$(5.54)	$(2.75)	$(7.10)

Total	$0.72	$0.47	$(5.54)	$(2.75)	$(7.10)

Diluted earnings per share of common stock:
Earnings/(loss)	$0.72	$0.47	$(5.54)	$(2.75)	$(7.10)

Total	$0.72	$0.47	$(5.54)	$(2.75)	$(7.10)

	Fiscal 2011
	First	Second	Third	Fourth	Total
Revenues	$252,984	$291,879	$89,859	$127,356	$762,078
Gross profit	108,072	117,522	32,949	48,978	307,521
Operating income (loss)	(381,166)	38,204	(26,220)	(22,247)	(391,429)
(Loss) earnings, net of income taxes	(331,627)	18,235	(19,200)	(22,643)	(355,235)
Equity in (losses) earnings of unconsolidated affiliate, net of tax	—	(135)	(950)	47	(1,038)
Net (loss) income	(331,627)	18,100	(20,150)	(22,596)	(356,273)
Basic earnings per share of common stock:
(Loss)/Earnings	$(17.58)	$0.96	$(1.07)	$(1.20)	$(18.88)

Total	$(17.58)	$0.96	$(1.07)	$(1.20)	$(18.88)

Diluted earnings per share of common stock:
(Loss)/Earnings	$(17.58)	$0.96	$(1.07)	$(1.20)	$(18.88)

Total	$(17.58)	$0.96	$(1.07)	$(1.20)	$(18.88)

The summation of quarterly net income per share may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

The Company’s business activity is subject to seasonal influences. Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in our costs for the products sold, the mix of products sold and general economic conditions. Moreover, the operating margins of

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

companies we acquire may differ substantially from our own, which could contribute to further fluctuation in quarterly operating results. Therefore, results for any quarter are not indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year.

NOTE 18—SUBSEQUENT EVENT

On May 22, 2012, School Specialty, Inc. and certain of its wholly owned subsidiaries (collectively, the “Company”) entered into a Credit Agreement (the “Asset-Based Credit Agreement”) by and among the Company, Wells Fargo Capital Finance, LLC (as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner) and GE Capital (as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent), and the Lenders that are party to the Asset-Based Credit Agreement (the “Asset-Based Lenders”).

Under the Asset-Based Credit Agreement, the Asset-Based Lenders agreed to provide a revolving senior secured asset-based credit facility (the “ABL Facility”) in an aggregate principal amount of $200,000. Outstanding amounts under the ABL Facility will bear interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest rate elected by the Company, the excess availability under the ABL Facility and the applicable point in the life of the ABL Facility) (the “Applicable Margin”), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the ABL Facility bearing interest based upon the Base Rate will be due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate will be due on the last day of each relevant interest period.

The ABL Facility will mature on September 30, 2014, but may be extended to October 31, 2015 if the Company’s indebtedness under its convertible subordinated debentures has been refinanced. Advances under the ABL Facility may be prepaid by the Company in whole or in part at any time without penalty or premium. The Company will be required to make specified prepayments upon the occurrence of certain events, including: (1) the amount outstanding on the ABL Facility exceeding the Borrowing Base; (2) the Company’s receipt of net cash proceeds of any sale or disposition of assets that are first priority collateral for the ABL Facility; (3) the Company’s receipt of Extraordinary Receipts that would constitute collateral for the ABL Facility; (4) the incurrence by the Company of any indebtedness that is not Permitted Indebtedness; (5) the Company’s issuance of certain equity interests; (6) the receipt by the Company of any proceeds of business interruption insurance; and (7) the Company’s receipt of cash proceeds in connection with certain asset sales.

Pursuant to a Guaranty and Security Agreement dated as of May 22, 2012 (the “ABL Security Agreement”), the ABL Facility is secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Term Loan Lenders, as defined and described below, the Asset-Based Lenders have a first priority security interest in substantially all working capital assets of the Company and the guarantor subsidiaries, and a second priority security interest in all other assets, subordinate only to the first priority security interest of the Term Loan Lenders in such other assets.

The Asset-Based Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including financial covenants relating to the Company’s (1) minimum fixed charge coverage ratio, (2) maximum secured leverage ratio, (3) maximum total leverage ratio, (4) maximum term loan ratio and (5) minimum interest coverage ratio. In addition, the Asset-Based Credit Agreement contains a minimum liquidity covenant requiring the Company to maintain minimum liquidity levels at the end of each month during the life of the Term Loan (consisting of Qualified Cash, subject to a $2,000 cap, plus availability under the ABL Facility).

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 28, 2012, APRIL 30, 2011 AND APRIL 24, 2010

(In Thousands, Except Per Share Amounts)

Also on May 22, 2012, the Company entered into a Credit Agreement (the “Term Loan Credit Agreement”) among the Company, certain guarantor subsidiaries of the Company, Bayside Finance, LLC (“Bayside”) as Administrative Agent and Collateral Agent, and the Lenders defined in the Term Loan Credit Agreement (including Bayside) (the “Term Loan Lenders”).

Under the Term Loan Credit Agreement, the Term Loan Lenders agreed to make a term loan (the “Term Loan”) to the Company in aggregate principal amount of $70,000. The outstanding principal amount of the Term Loan will bear interest at a rate per annum equal to the applicable LIBOR rate (calculated as the greater of (1) the current three-month LIBOR rate and (2) 1.5%) plus 11.0%, accruing and paid on a quarterly basis in arrears.

The Term Loan matures on October 31, 2014, but may be extended to December 31, 2015 if the Company’s indebtedness under its convertible subordinated debentures has been refinanced. The Term Loan Credit Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including: (1) certain dispositions of property, divisions, business units or business lines, including any Permitted Divestiture; (2) issuances of debt for the refinancing of the Term Loan; (3) other issuances of debt other than Permitted Debt; (4) issuances of certain equity interests; (5) the Company’s receipt of certain Extraordinary Receipts; and (6) any insurance proceeds in respect of business interruption insurance or loss or destruction of collateral property. The Company is also permitted to voluntarily prepay the Term Loan in whole or in part. Any prepayments are to be made at par, plus an early payment fee calculated in accordance with the terms of the Term Loan Credit Agreement.

Pursuant to a Security and Pledge Agreement dated as of May 22, 2012 (the “Term Loan Security Agreement”), the Term Loan is secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Term Loan Lenders, the Term Loan Lenders have a second priority security interest in substantially all working capital assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the Asset-Based Lenders in such assets, and a first priority security interest in all other assets.

The Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including quarterly financial covenants relating to the Company’s (1) maximum secured leverage ratio, (2) maximum total leverage ratio, (3) maximum term loan ratio, (4) minimum fixed charge coverage ratio and (5) minimum interest coverage ratio. In addition, Term Loan Credit Agreement contains a minimum liquidity covenant requiring the Company to maintain minimum liquidity levels at the end of each month during the life of the Term Loan (consisting of Unrestricted Cash plus availability under the ABL Facility).

The Company used the proceeds of the ABL Facility and the Term Loan to repay outstanding indebtedness under the Credit Agreement dated as of April 23, 2010, as amended (the “Prior Credit Agreement”), by and among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, U.S. Bank National Association and JPMorgan Cash Bank, N.A., as Co-Syndication Agents, and the other lenders named therein, and to pay fees and expenses relating to the transactions described herein.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria, management concluded that the Company’s internal control over financial reporting was effective as of April 28, 2012.

The Company’s internal control over financial reporting as of April 28, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated July 9, 2012, which is included herein.

Changes in Internal Controls

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 2012, under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 2012, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d)	We have adopted a Code of Ethics that applies to our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is posted on our internet website at www.schoolspecialty.com. We intend to satisfy the disclosure requirement under Item 406 of Regulation S-K by posting such information on our internet website.

(e)	There were no material changes in fiscal 2012 to the procedures by which the Company’s shareholders may recommend nominees to the Company’s Board of Directors.

(f)	The Company has a separately-designated standing Audit Committee of its Board of Directors. The Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements. The Audit Committee currently consists of three members, including Mr. Trucksess (Chairman), Mr. Lay and Ms. Dout, each of whom is “independent” under the listing standards of the Nasdaq Stock Market. Mr. Trucksess, Mr. Lay and Ms. Dout have each been determined by the Board of Directors to be an “audit committee financial expert” for purposes of the SEC’s rules. The Audit Committee has adopted, and the Board of Directors has approved, a charter for the Audit Committee. The Audit Committee held four meetings in fiscal 2012.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 2012, under the captions “Executive Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 2012, under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation Discussion and Analysis,” which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 2012, under the captions “Related Party Transactions” and “Corporate Governance,” which information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 2012, under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial	Statements (See Part II, Item 8).

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 28, 2012 and April 30, 2011

Consolidated Statements of Operations for the fiscal years ended April 28, 2012, April 30, 2011 and April 24, 2010

Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 28, 2012, April 30, 2011 and April 24, 2010

Consolidated Statements of Cash Flows for the fiscal years ended April 28, 2012, April 30, 2011 and April 24, 2010

Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedule (See Exhibit 99.1).

Schedule for the fiscal years ended April 28, 2012, April 30, 2011 and April 24, 2010: Schedule II—Valuation and Qualifying Accounts.

(a)(3)    Exhibits.

See (b) below

(b)    Exhibits.

See the Exhibit Index, which is incorporated by reference herein

(c) Financial	Statements Excluded from Annual Report to Shareholders.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 9, 2012.

SCHOOL SPECIALTY, INC.

By:	/s/ Michael P. Lavelle
Michael P. Lavelle President and Chief Executive Officer (Principal Executive Officer)

Each person whose signature appears below hereby constitutes and appoints Michael P. Lavelle and David N. Vander Ploeg, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Michael P. Lavelle Michael P. Lavelle	President and Chief Executive Officer (Principal Executive Officer)	July 9, 2012

/s/ David N. Vander Ploeg David N. Vander Ploeg	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 9, 2012

/s/ Terry L. Lay Terry L. Lay	Chairman of the Board	July 9, 2012

/s/ Jonathan J. Ledecky Jonathan J. Ledecky	Director	July 9, 2012

/s/ Edward C. Emma Edward C. Emma	Director	July 9, 2012

/s/ Herbert A. Trucksess, III Herbert A. Trucksess, III	Director	July 9, 2012

/s/ Jacqueline F. Woods Jacqueline F. Woods	Director	July 9, 2012

/s/ A. Jacqueline Dout A. Jacqueline Dout	Director	July 9, 2012

/s/ David J. Vander Zanden David J. Vander Zanden	Director	July 9, 2012

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Articles of Incorporation of School Specialty, Inc., incorporated herein by reference to Appendix B of the School Specialty, Inc. definitive Proxy Statement dated July 24, 2000.

3.2	Articles of Amendment dated August 18, 2009, incorporated herein by reference to Exhibit 3.2 to School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2010.

3.3	Amended and Restated By-Laws of School Specialty, Inc., Effective as of November 16, 2010 incorporated herein by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K dated November 16, 2010.

4.1	Credit Agreement dated as of April 23, 2010 among School Specialty, Inc. and the guarantors and lenders named therein, incorporated herein by reference to Exhibit 4.1 of School Specialty, Inc.’s Current Report on Form 8-K dated April 23, 2010.

4.2	Security Agreement dated as of April 23, 2010 given by School Specialty, Inc. and the other grantors named therein and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 4.3 of School Specialty, Inc.’s Current Report on Form 8-K dated April 23, 2010.

4.3	Pledge Agreement dated as of April 23, 2010 given by School Specialty, Inc. and the other pledgors named therein and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 4.2 of School Specialty, Inc.’s Current Report on Form 8-K dated April 23, 2010.

4.4	First Amendment, dated as of February 16, 2011, to the Credit Agreement dated as of April 23, 2010 among School Specialty, Inc. and the guarantors and lenders named therein, incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K dated as of February 16, 2011.

4.5	Form of Indenture dated as of March 1, 2011 between School Specialty, Inc. and The Bank of New York Mellon Trust Company, N.A., incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of February 23, 2011.

4.6	Credit Agreement dated as of May 22, 2012 among School Specialty, Inc. and the guarantors and lenders named therein, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated as May 25, 2012.

4.7	Guaranty and Security Agreement dated May 22, 2012 among School Specialty, Inc. and the Grantors set forth therein and Wells Fargo Capital Finance, LLC, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated as of May 25, 2012

4.8	Credit Agreement dated as of May 22, 2012 among School Specialty, Inc. and Bayside Finance, LLC, incorporated by reference to Exhibit 10.3 the Company’s Current Report on Form 8-K dated as of May 25, 2012.

4.9	Security and Pledge Agreement dated as of May 22, 2012 by and among School Specialty, Inc. and Bayside Finance, LLC, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated as of May 25, 2012.

10.1*	Employment Agreement dated November 5, 2002, effective September 1, 2002, between David J. Vander Zanden and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.2*	Employment agreement dated December 6, 2005 between Steven Korte and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 29, 2006.

10.3*	Employment agreement dated April 21, 2008 between David Vander Ploeg and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated April 16, 2008.

Exhibit Number	Document Description
10.4*	Amended and Restated 1998 Stock Incentive Plan, amended as of May 5, 2008, incorporated herein by reference to Exhibit 10.6 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 26, 2008.

10.5*	Amended and Restated 2002 Stock Incentive Plan, amended as of May 5, 2008, incorporated herein by reference to Exhibit 10.7 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 26, 2008.

10.6*	Amended and Restated School Specialty, Inc. Incentive Bonus Plan, amended as of June 13, 2007, incorporated by reference to Appendix A of School Specialty, Inc.’s Proxy Statement on Schedule 14A for the 2007 Annual Meeting filed on July 24, 2007.

10.7*	School Specialty, Inc. 2008 Equity Incentive Plan, incorporated herein by reference to Appendix A to the Company’s Proxy Statement in Schedule 14A for the Company’s 2008 Annual Meeting filed on July 10, 2008.

10.8*	Form of non-employee Director non-vested stock unit (NSU) agreement under the Amended and Restated School Specialty, Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 26, 2008.

10.9*	Amendment to Employment Agreement for David J. Vander Zanden, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

10.10*	Amendment to Employment Agreement for David N. Vander Ploeg, incorporated herein by reference to Exhibit 10.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

10.11*	Amendment to Employment Agreement for Steven F. Korte, incorporated herein by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

10.12	Agreement between School Specialty, Inc. and MSD Capital, L.P., dated as of April 11, 2006, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated April 11, 2006.

10.13*	Employment agreement dated March 15, 2010 between Richmond Y. Holden and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated March 5, 2010.

10.14*	Employment Agreement dated August 28, 2007 between Rachel P. McKinney and School Specialty, Inc, incorporated herein by reference to Exhibit 10.18 to School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2010.

10.15*	Amendment to Employment Agreement dated December 31, 2008 for Rachel P. McKinney, incorporated herein by reference to Exhibit 10.19 to School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 24, 2010.

10.16*	Employment Agreement between School Specialty, Inc. and Michael P. Lavelle dated as of January 12, 2012, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2012.

10.17*	Stock Option Agreement (Inducement Option) between School Specialty, Inc. and Michael P. Lavelle dated as of January 12, 2012, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2012.

Exhibit Number	Document Description
10.18*	Stock Option Agreement (Plan Option) between School Specialty, Inc. and Michael P. Lavelle dated as of January 12, 2012, incorporated herein by reference to Exhibit 10.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2012.

10.19*	Restricted Stock Agreement between School Specialty, Inc. and Michael P. Lavelle dated as of January 12, 2012, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated as of January 12, 2012.

10.20*	Separation Agreement dated as of March 29, 2012 between School Specialty, Inc. and Steven F. Korte incorporated herein by reference to Exhibit 99.1 of School Specialty, Inc.’s Current Report on Form 8-K filed April 17, 2012.

10.21*	Separation Agreement dated as of April 4, 2012 between School Specialty, Inc. and Rachel P. McKinney incorporated herein by reference to Exhibit 99.1 of School Specialty, Inc.’s Current Report on Form 8-K filed April 12, 2012.

10.22*	Employment Agreement dated as of April 2, 2012 between School Specialty, Inc. and Gerald T. Hughes.

10.23*	Stock Option Agreement (Time-based Inducement Option) between School Specialty, Inc. and Gerald T. Hughes.

10.24*	Stock Option Agreement (Performance-based Inducement Option) between School Specialty, Inc. and Gerald T. Hughes.

10.25*	Employment Agreement dated as of April 2, 2012 between School Specialty, Inc. and Kathryn Pepper-Miller.

10.26*	Stock Option Agreement (Time-based Inducement Option) between School Specialty, Inc. and Kathryn Pepper-Miller.

10.27*	Stock Option Agreement (Performance-based Inducement Option) between School Specialty, Inc. and Kathryn Pepper-Miller.

10.28*	Form of named-executive officer NSU agreement under the Amended and Restated School Specialty, Inc. 2002 Stock Incentive Plan.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

21.1	Subsidiaries of School Specialty, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Rule13a-14(a)/15d-14(a) Certification, by Chief Executive Officer.

31.2	Rule13a-14(a)/15d-14(a) Certification, by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

99.1	Schedule II—Valuation and Qualifying Accounts.

101	The following materials from School Specialty, Inc’s. Annual Report on Form 10-K for the year ended April 28, 2012 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.