Form 10-Q
period 2012-07-28
SCHOOL SPECIALTY INC
filed 2012-09-06
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 28, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 6, 2012
Common Stock, $0.001 par value	19,177,646

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2011

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	July 28, 2012	April 28, 2012	July 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,542	$484	$3,927
Restricted cash	2,708	—	—
Accounts receivable, less allowance for doubtful accounts of $2,597, $2,072 and $2,788, respectively	178,293	62,826	194,507
Inventories	112,467	100,504	121,526
Deferred catalog costs	7,773	11,737	11,206
Prepaid expenses and other current assets	11,050	11,111	15,584
Refundable income taxes	3,580	3,570	—
Deferred taxes	4,797	4,797	1,875

Total current assets	326,210	195,029	348,625
Property, plant and equipment, net	54,238	57,491	62,268
Goodwill	41,010	41,263	129,091
Intangible assets, net	121,627	124,242	153,218
Development costs and other	40,274	35,206	36,063
Deferred taxes long-term	390	390	7,012
Investment in unconsolidated affiliate	10,019	9,900	20,380

Total assets	$593,768	$463,521	$756,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$79,444	$955	$42,765
Accounts payable	103,099	74,244	125,554
Accrued compensation	10,723	8,094	8,903
Deferred revenue	3,354	3,095	4,348
Accrued income taxes	—	—	13,856
Other accrued liabilities	26,027	18,932	37,583

Total current liabilities	222,647	105,320	233,009
Long-term debt - less current maturities	285,508	289,668	306,926
Other liabilities	587	587	688

Total liabilities	508,742	395,575	540,623

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,597,856, 24,300,545 and 24,300,545 shares issued, respectively	24	24	24
Capital paid-in excess of par value	444,456	444,428	442,764
Treasury stock, at cost - 5,420,210, 5,420,210 and 5,420,210 shares, respectively	(186,637)	(186,637)	(186,637)
Accumulated other comprehensive income	22,308	23,631	25,818
(Accumulated deficit)	(195,125)	(213,500)	(65,935)

Total shareholders’ equity	85,026	67,946	216,034

Total liabilities and shareholders’ equity	$593,768	$463,521	$756,657

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	July 28, 2012	July 30, 2011
Revenues	$252,139	$276,084
Cost of revenues	148,542	164,808

Gross profit	103,597	111,276
Selling, general and administrative expenses	75,116	79,776

Operating income	28,481	31,500

Other expense:
Interest expense	9,966	7,912
Expense associated with convertible debt exchange	—	1,090

Income before provision for income taxes	18,515	22,498
Provision for income taxes	259	8,928

Income before investment in unconsolidated affiliate	18,256	13,570
Equity in income/(losses) of investment in unconsolidated affiliate	119	(20)

Net income	$18,375	$13,550

Weighted average shares outstanding:
Basic	$18,899	18,873
Diluted	$18,906	18,925

Net Income per Share:
Basic	$0.97	$0.72
Diluted	$0.97	$0.72

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	For the Three Months Ended
	July 28, 2012	July 30, 2011
Net income	$18,375	$13,550
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,323)	(572)

Total comprehensive income	$17,052	$12,978

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Three Months Ended
	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net income	$18,375	$13,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	7,016	7,218
Amortization of development costs	2,068	1,602
Amortization of debt fees and other	3,053	1,248
Equity in (income)/losses of investment in unconsolidated affiliate	(119)	20
Share-based compensation expense	119	517
Deferred taxes	—	(3,728)
Expense associated with convertible debt exchange	—	1,090
Non-cash convertible debt interest expense	2,222	2,453
Changes in current assets and liabilities:
Accounts receivable	(115,498)	(127,066)
Inventories	(11,966)	(10,259)
Deferred catalog costs	3,964	5,433
Prepaid expenses and other current assets	49	(1,069)
Accounts payable	28,324	39,793
Accrued liabilities	9,492	15,573

Net cash used in operating activities	(52,901)	(53,625)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,185)	(1,265)
Change in restricted cash	(2,708)	—
Investment in product development costs	(1,718)	(1,954)

Net cash used in investing activities	(5,611)	(3,219)

Cash flows from financing activities:
Proceeds from bank borrowings	478,668	176,500
Repayment of debt and capital leases	(406,623)	(123,887)
Payment of debt fees and other	(8,475)	(1,663)

Net cash provided by financing activities	63,570	50,950

Net increase/(decrease) in cash and cash equivalents	5,058	(5,894)
Cash and cash equivalents, beginning of period	484	9,821

Cash and cash equivalents, end of period	$5,542	$3,927

Supplemental disclosures of cash flow information:
Interest paid	$4,504	$5,001
Income taxes paid	$371	$10,687

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature unless otherwise noted) considered necessary for a fair presentation have been included. The balance sheet at April 28, 2012 has been derived from School Specialty, Inc.’s (“School Specialty” or the “Company”) audited financial statements for the fiscal year ended April 28, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that either all, or some portion, of the deferred tax assets will not be realized. The realization is dependent upon the future generation of taxable income, reversal of deferred tax liabilities, tax planning strategies, and expiration of tax attribute carryovers. As a result, the Company concluded that the realization of a majority of the deferred tax assets no longer met the more likely than not threshold. Therefore, a tax valuation allowance of $32,638 was recorded in the fourth quarter of fiscal 2012 against a majority of the net deferred tax assets. As of July 28, 2012, the Company has no unremitted earnings from foreign investments for which taxes have not been paid.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at July 28, 2012, April 28, 2012 and July 30, 2011, was $587, $587 and $688, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 3 – SHAREHOLDERS’ EQUITY

Changes in condensed consolidated shareholders’ equity during the three months ended July 28, 2012 and July 30, 2011 were as follows:

Shareholders’ equity balance at April 28, 2012	$67,946
Net income	18,375
Share-based compensation expense	119
Income tax deficiency from stock options	(91)
Foreign currency translation adjustment	(1,323)

Shareholders’ equity balance at July 28, 2012	$85,026

Shareholders’ equity balance at April 30, 2011	$201,629
Net income	13,550
Share-based compensation expense	517
Convertible debt exchange	938
Income tax deficiency from stock options	(28)
Foreign currency translation adjustment	(572)

Shareholders’ equity balance at July 30, 2011	$216,034

NOTE 4 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended July 28, 2012:
Basic EPS	$18,375	18,886	$0.97

Effect of dilutive stock options		—
Effect of dilutive non-vested stock and restricted share units		7

Diluted EPS	$18,375	18,893	$0.97

Three months ended July 30, 2011:
Basic EPS	$13,550	18,873	$0.72

Effect of dilutive stock options		—
Effect of dilutive non-vested stock and restricted share units		52

Diluted EPS	$13,550	18,925	$0.72

The Company had additional stock options outstanding of 2,180 and 1,690 during the three months ended July 28, 2012 and July 30, 2011, respectively, that were not included in the computation of diluted EPS because they were anti-dilutive.

The $157,500, 3.75% convertible subordinated debentures had no impact on the Company’s denominator for computing diluted EPS because conditions under which the debentures may be converted have not been satisfied. See Note 9.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 5 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has three share-based employee compensation plans under which awards were outstanding as of July 28, 2012: the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All plans have been approved by the Company’s shareholders. The purpose of the 1998 Plan, the 2002 Plan and the 2008 Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008 or under the 2002 Plan, which expired on June 11, 2012. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

A summary of option activity during the three months ended July 28, 2012 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 28, 2012	2,356	$19.18	1,009	$32.20
Granted	358	2.87
Exercised	—	—
Canceled	(97)	32.80

Balance at July 28, 2012	2,617	$16.45	1,153	$28.87

The following tables detail supplemental information regarding stock options outstanding at July 28, 2012:

	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding	7.48	$527
Options vested and expected to vest	7.38	486
Options exercisable	5.13	27

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price
$2.26 - $3.29	724	9.68	$2.61	25	$2.26
$3.30 - $13.78	707	9.27	$8.91	92	$13.78
$13.79 - $31.58	655	5.98	$22.68	505	$23.67
$31.59 - $39.71	531	3.92	$37.68	531	$37.68

	2,617	7.48	$16.45	1,153	$28.87

Options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

employees in fiscal 2013, however, vest over a three year period, 33% after the first year, 66% (cumulative) after the second year and 100% (cumulative) after the third year. Options granted to non-employee directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. The Company’s option plans allow for the net settlement of the exercise price and related employee tax withholding liabilities for non-qualified stock option exercises. For the three months ended July 28, 2012, no shares were issued upon the exercise of stock options.

Option information provided in the tables in this Note includes shares subject to inducement options granted to the Company’s Chief Executive Officer, Chief Administrative Officer and Chief Marketing Officer in connection with the commencement of their respective employment with the Company. While these inducement options have a time-based vesting element, the exercisability of a portion of these options was subject to either a minimum stock purchase requirement and/or a minimum price per share threshold.

The Company also uses a combination of Non-Vested Stock Units (NSUs) and restricted shares. The following table presents the amounts granted in the first quarter of fiscal 2013 and fiscal 2102 for these types of awards:

	For the Three Months Ended
	July 28, 2012		July 30, 2011
	# of shares awarded	Approximate fair value	# of shares awarded	Approximate fair value
Director NSUs	46	$131	14	$194
Performance-based NSUs	—	$—	—	$—
Restricted shares	15	$43	—	$—

Director NSU awards vest one year from the date of grant and the Company recognizes share-based compensation expense related to these time-based NSU awards on a straight-line basis over the vesting period. The restricted shares in the above table were granted to Company employees and vest over a three year period, 33% after the first year, 66% (cumulative) after the second year and 100% (cumulative) after the third year. Performance-based NSUs, while none have been granted in the first quarter of either fiscal 2013 or fiscal 2012, have been granted in prior years to Company management. Performance-based NSUs vest at the end of a three-year cycle and result in an issuance of shares of the Company’s common stock if targeted metrics are achieved at a threshold level or above. Performance-based NSUs will be settled in shares of Company common stock with actual shares issued ranging from 80% of the targeted number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The Company recognizes share-based compensation expense for performance-based NSUs on a straight line over the vesting period adjusted for changes in the expected level of performance.

The following table presents the share-based compensation expense recognized during the three months ended July 28, 2012 and July 30, 2011:

	For the Three Months Ended
	July 28, 2012		July 30, 2011
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$105	$64	$263	$161
Director NSUs	44	27	52	32
Performance-based NSUs	—	—	86	52
Management Restricted shares	(30)	(18)	116	71

Total stock-based compensation expense	$119		$517

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying condensed consolidated statements of operations. The income tax benefit related to share-based compensation expense was $46 and $201 for the three months ended July 28, 2012 and July 30, 2011, respectively. The Company recognized share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The total unrecognized share-based compensation expense as of July 28, 2012 and July 30, 2011 were as follows:

	July 28, 2012	July 30, 2011
Stock Options, net of estimated forfeitures	$3,488	$4,206
NSUs	$115	$432
RSUs	$1,447	$1,353

The Company expects to recognize this expense over a weighted average period of approximately 3.1 years.

The weighted average fair value of options granted during the three months ended July 28, 2012 and July 30, 2011 was $1.27 and $5.04, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Three Months Ended
	July 28, 2012	July 30, 2011
Average-risk free interest rate	0.95%	2.11%
Expected volatility	48.15%	35.96%
Expected term	5.5 years	5.5 years

	For the Three Months Ended
	July 28, 2012	July 30, 2011
Total intrinsic value of stock options exercised	—	—
Cash received from stock option exercises	—	—
Income tax deficiency from stock options	$(91)	$(28)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

July 28, 2012	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,844	$(23,542)	$13,302
Publishing rights (15 to 25 years)	113,260	(35,810)	77,450
Non-compete agreements (3.5 to 10 years)	5,480	(5,414)	66
Tradenames and trademarks (10 to 30 years)	3,504	(1,280)	2,224
Order backlog and other (less than 1 to 13 years)	1,766	(1,160)	606
Perpetual license agreements (10 years)	14,506	(5,637)	8,869

Total amortizable intangible assets	175,360	(72,843)	102,517

Non-amortizable intangible assets:
Tradenames and trademarks	19,110	—	19,110

Total non-amortizable intangible assets	19,110	—	19,110

Total intangible assets	$194,470	$(72,843)	$121,627

April 28, 2012	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,905	$(22,984)	$13,921
Publishing rights (15 to 25 years)	113,260	(34,408)	78,852
Non-compete agreements (3.5 to 10 years)	5,480	(5,300)	180
Tradenames and trademarks (10 to 30 years)	3,504	(1,232)	2,272
Order backlog and other (less than 1 to 13 years)	1,766	(1,133)	633
Perpetual license agreements (10 years)	14,506	(5,232)	9,274

Total amortizable intangible assets	175,421	(70,289)	105,132

Non-amortizable intangible assets:
Tradenames and trademarks	19,110	—	19,110

Total non-amortizable intangible assets	19,110	—	19,110

Total intangible assets	$194,531	$(70,289)	$124,242

July 30, 2011	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,972	$(21,218)	$15,754
Publishing rights (15 to 25 years)	113,260	(30,200)	83,060
Non-compete agreements (3.5 to 10 years)	5,481	(4,956)	525
Tradenames and trademarks (10 to 30 years)	3,504	(1,089)	2,415
Order backlog and other (less than 1 to 13 years)	2,284	(1,515)	769
Perpetual license agreements (10 years)	14,506	(3,931)	10,575

Total amortizable intangible assets	176,007	(62,909)	113,098

Non-amortizable intangible assets:
Tradenames and trademarks	40,120	—	40,120

Total non-amortizable intangible assets	40,120	—	40,120

Total intangible assets	$216,127	$(62,909)	$153,218

Intangible asset amortization expense included in selling, general and administrative expense for the three months ended July 28, 2012 and July 30, 2011 was $2,589 and $2,659, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Intangible asset amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2013 is estimated to be:

Fiscal 2013 (nine months remaining)	$7,469
Fiscal 2014	9,665
Fiscal 2015	9,448
Fiscal 2016	9,257
Fiscal 2017	8,503
Fiscal 2018	6,582

The following information presents changes to goodwill during the period beginning July 30, 2011 through July 28, 2012:

	Reporting Units			Reporting Units
	Education Resources	Califone	Educational Resources Segment	Science	Planning and Student Development	Reading	Health	Accelerated Learning Segment	Total
Balance at July 30, 2011
Goodwill	$249,695	$14,852	$264,547	$75,652	$182,608	$17,474	$—	$275,734	$540,281
Accumulated impairment losses	(249,695)	—	(249,695)	(55,372)	(106,123)	—		(161,495)	(411,190)

	$—	$14,852	$14,852	$20,280	$76,485	$17,474	$—	$114,239	$129,091

Fiscal 2012 Activity:
Impairment losses		(10,959)	(10,959)	(20,280)	(47,480)	(7,772)		(75,532)	(86,491)
Currency translation adjustment	—	—	—	—	(1,337)	—	—	(1,337)	(1,337)

Balance at April 28, 2012
Goodwill	$249,695	$14,852	$264,547	$75,652	$181,271	$17,474	$—	$274,397	$538,944
Accumulated impairment losses	(249,695)	(10,959)	(260,654)	(75,652)	(153,603)	(7,772)	—	(237,027)	(497,681)

	$—	$3,893	$3,893	$—	$27,668	$9,702	$—	$37,370	$41,263

Fiscal 2013 Activity:
Currency translation adjustment	—	—	—	—	(253)	—	—	(253)	(253)

Balance at July 28, 2012
Goodwill	$249,695	$14,852	$264,547	$75,652	$181,018	$17,474	$—	$274,144	$538,691
Accumulated impairment losses	(249,695)	(10,959)	(260,654)	(75,652)	(153,603)	(7,772)	—	$(237,027)	(497,681)

	$—	$3,893	$3,893	$—	$27,415	$9,702	$—	$37,117	$41,010

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

Goodwill impairment is assessed under a two-step method. In the first step, the Company determined the fair value of the reporting unit, generally by utilizing a combination of the income approach (weighted 90%) and the market approach (weighted 10%) derived from comparable public companies. The Company believes that each approach has its merits. However, in the instances where the Company has utilized both approaches, the Company has weighted the income approach more heavily than the market approach because the Company believes that management’s assumptions generally provide greater insight into the reporting unit’s fair value. This fair value

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

determination was categorized as level 3 in the fair value hierarchy pursuant to FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. The estimated fair value of the reporting units is dependent on several significant assumptions, including earnings projections and discount rates.

During the first quarters of fiscal 2013 and fiscal 2012, the Company performed its annual goodwill and indefinite-lived intangible asset impairment test. The Company reviewed both its current market capitalization and future cash flow projections and concluded no evidence of impairment existed in either goodwill or indefinite-lived intangible assets.

In performing the impairment assessment, the Company estimated the fair value of its reporting units using the following valuation methods and assumptions:

1.	Income Approach (discounted cash flow analysis) – the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of a reporting unit and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting units and the discount rate. The growth rates used for the terminal value calculations and the discount rates of the respective reporting units were as follows:

	April 29, 2012		May 1, 2011
	Terminal Value Growth Rates	Discount Rate	Terminal Value Growth Rates	Discount Rate
Education Resources	2.0%	17.7%	2.0%	12.4%
Califone	2.0%	16.6%	2.0%	11.2%
Science	2.4%	14.1%	6.0%	13.8%
Planning and Student Development	3.0%	16.5%	3.0%	13.8%
Reading	2.0%	17.7%	2.0%	14.7%
Health	2.0%	16.5%	2.0%	13.8%

2.	Market Approach (market multiples) – this method begins with the identification of a group of peer companies in the same or similar industries as the company reporting unit being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a ratio of enterprise value to projected revenue as appropriate valuation metrics. These two metrics were evenly weighted for the Education Resources, Reading, and Planning and Student Development reporting units. Various operating performance measurements of the reporting unit being valued are then benchmarked against the peer group and a discount rate or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the reporting unit being valued to arrive at an estimate of its fair value. A control premium is then applied to the equity value. The Company selected seven companies that were deemed relevant to the Planning and Student Development and Reading reporting units and five companies that were deemed relevant to the Education Resources and Califone reporting units under the guideline public company method to provide an indication of value. A control premium was then applied to the enterprise value of the reporting unit. The control premium was established based on a review of transactions over an 18 month period. The resulting multiples and control premiums were as follows:

	April 29, 2012			May 1, 2011
	EBITDA	Revenue	Control	EBITDA	Revenue	Control
	Multiples	Multiples	Premium	Multiples	Multiples	Premium
Education Resources	4.2x	N/A	13.5%	8.5x	0.4x	12.4%
Califone	3.9x	N/A	13.5%	6.5x	N/A	12.4%
Reading	5.8x	1.2x	15.3%	7.1x	2.2x	17.4%
Planning and Student Development	4.6x	0.8x	15.3%	6.4x	1.5x	17.4%

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company did not use the market approach for the Science reporting unit because of the variability in revenue due to the curriculum adoption schedule. The Company did not use the market approach for the Health reporting unit because of that reporting unit’s lack of financial history.

NOTE 7 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

The investment in unconsolidated affiliate is accounted for under the equity method, and consisted of the following as of July 28, 2012:

	Percent- Owned	July 28, 2012	April 28, 2012	July 30, 2011
Carson- Dellosa Publishing, LLC	35%	10,019	$9,900	$20,380

The Company holds a 35% interest, accounted for under the equity method, in Carson-Dellosa Publishing. For the first quarter ended July 28, 2012, the Company recorded pre-tax income of $119 and during the first quarter ended July 30, 2011, the Company recorded a pre-tax loss of $20, resulting from its 35% minority equity interest in Carson-Dellosa Publishing, LLC.

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Income and (losses) are reflected in “Equity in income/ (losses) of investment in unconsolidated affiliate” on the condensed consolidated statement of operations.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 28, 2012	April 28, 2012	July 30, 2011
Land	$158	$158	$158
Projects in progress	9,831	8,789	6,956
Buildings and leasehold improvements	29,897	29,863	29,908
Furniture, fixtures and other	101,765	101,882	94,869
Machinery and warehouse equipment	39,438	39,337	39,476

Total property, plant and equipment	181,089	180,028	171,367
Less: Accumulated depreciation	(126,851)	(122,537)	(109,099)

Net property, plant and equipment	$54,238	$57,491	$62,268

Depreciation expense for the three months ended July 28, 2012 and July 30, 2011 was $4,427 and $4,559, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 9 – DEBT

Long-term debt consisted of the following:

	July 28, 2012	April 28, 2012	July 30, 2011
Credit Agreement, maturing in 2014	$—	$121,125	$144,000
Asset-Based Credit Agreement, maturing in 2014	123,426	—	—
Term Loan Credit Agreement, maturing in 2014	70,000	—	—
3.75% Convertible Subordinated Notes due 2026, issued 2006, net of unamortized discount	—	—	41,850
3.75% Convertible Subordinated Notes due 2026, issued 2011, net of unamortized discount	159,082	156,859	150,492
Sale-leaseback obligations, effective rate of 8.97%, expiring in 2020	12,444	12,639	13,343

Total debt	364,952	290,623	349,691
Less: Current maturities	(79,444)	(955)	(42,765)

Total long-term debt	$285,508	$289,668	$306,926

Credit Agreement

On May 22, 2012, the Company entered into an Asset-Based Credit Agreement (the “Asset-Based Credit Agreement”). Under the Asset-Based Credit Agreement, the Asset-Based Lenders agreed to provide a revolving senior secured asset-based credit facility (the “ABL Facility”) in an aggregate principal amount of $200,000

The ABL Facility will mature on September 30, 2014, but may be extended to October 31, 2015 if the Company’s indebtedness under its convertible subordinated debentures has been refinanced. Advances under the ABL Facility may be prepaid by the Company in whole or in part at any time without penalty or premium. The Company will be required to make specified prepayments upon the occurrence of certain events, including: (1) the amount outstanding on the ABL Facility exceeding the Borrowing Base (as defined in the Asset-Based Credit Agreement); (2) the Company’s receipt of net cash proceeds of any sale or disposition of assets that are first priority collateral for the ABL Facility; (3) the Company’s receipt of Extraordinary Receipts that would constitute collateral for the ABL Facility; (4) the incurrence by the Company of any indebtedness that is not Permitted Indebtedness; (as defined in the Asset-Based Credit Agreement) (5) the Company’s issuance of certain equity interests; (6) the receipt by the Company of any proceeds of business interruption insurance; and (7) the Company’s receipt of cash proceeds in connection with certain asset sales.

The ABL Facility is secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the lenders under the ABL Facility and the Term Loan lenders, as described below, the Asset-Based Lenders have a first priority security interest in substantially all working capital assets of the Company and the guarantor subsidiaries, and a second priority security interest in all other assets, subordinate only to the first priority security interest of the Term Loan lenders in such other assets.

The Asset-Based Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including financial covenants relating to the Company’s (1) minimum fixed charge coverage ratio, (2) maximum secured leverage ratio, (3) maximum total leverage ratio, (4) maximum term loan ratio and (5) minimum interest coverage ratio. In addition, the Asset-Based Credit Agreement contains a minimum liquidity covenant requiring the Company to maintain minimum liquidity levels at the end of each month during the life of the Term Loan (consisting of Qualified Cash, subject to a $2,000 cap, plus availability under the ABL Facility). The Company was in compliance with the financial covenants for the first quarter of fiscal 2013.

Outstanding amounts under the ABL Facility will bear interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest rate elected by the Company, the excess availability under the ABL Facility

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

and the applicable point in the life of the ABL Facility) (the “Applicable Margin”), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the ABL Facility bearing interest based upon the Base Rate will be due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate will be due on the last day of each relevant interest period. The effective interest rate under the ABL Facility for the first quarter of fiscal 2013 was 5.35%, which includes amortization of loan origination fees of $233 and commitment fees on unborrowed funds of $99. As of July 28, 2012, the outstanding balance on the ABL Facility of $123,426, of which $78,426 was reflected as currently maturing, long-term debt in the accompanying consolidated balance sheets while the remainder was reflected as long-term debt.

Term Loan

On May 22, 2012, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”). Under the Term Loan Credit Agreement, the Term Loan lender agreed to make a term loan (the “Term Loan”) to the Company in aggregate principal amount of $70,000.

The Term Loan matures on October 31, 2014, but may be extended to December 31, 2015 if the Company’s indebtedness under its convertible subordinated debentures has been refinanced. The Term Loan Credit Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including: (1) certain dispositions of property, divisions, business units or business lines, including any Permitted Divestiture (as defined in the Term Loan Credit Agreement); (2) issuances of debt for the refinancing of the Term Loan; (3) other issuances of debt other than Permitted Debt (as defined in the Term Loan Credit Agreement); (4) issuances of certain equity interests; (5) the Company’s receipt of certain Extraordinary Receipts (as defined in the Term Loan Credit Agreement); and (6) any insurance proceeds in respect of business interruption insurance or loss or destruction of collateral property. The Company is also permitted to voluntarily prepay the Term Loan in whole or in part. Any prepayments are to be made at par, plus an early payment fee calculated in accordance with the terms of the Term Loan Credit Agreement.

The Term Loan is secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the lenders under the ABL Facility and the Term Loan lender, the Term Loan lender has a second priority security interest in substantially all working capital assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the lenders under the ABL Facility in such assets, and a first priority security interest in all other assets.

The Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including quarterly financial covenants relating to the Company’s (1) maximum secured leverage ratio, (2) maximum total leverage ratio, (3) maximum term loan ratio, (4) minimum fixed charge coverage ratio and (5) minimum interest coverage ratio. In addition, Term Loan Credit Agreement contains a minimum liquidity covenant requiring the Company to maintain minimum liquidity levels at the end of each month during the life of the Term Loan (consisting of Unrestricted Cash plus availability under the ABL Facility). The Company was in compliance with the financial covenants for the first quarter of fiscal 2013.

The outstanding principal amount of the Term Loan will bear interest at a rate per annum equal to the applicable LIBOR rate (calculated as the greater of (1) the current three-month LIBOR rate and (2) 1.5%) plus 11.0%, accruing and paid on a quarterly basis in arrears. The effective interest rate under the term loan credit facility for the first quarter of fiscal 2013 was 14.1%, which includes amortization of loan origination fees of $240. As of July 28, 2012, the outstanding balance on the term loan credit agreement of $70,000 was reflected as non-currently maturing, long-term debt in the accompanying consolidated balance sheets.

Former Credit Agreement

The Company entered into its former revolving credit facility (“Credit Agreement”) which was entered into on April 23, 2010 and was subsequently amended in the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012. The Credit Agreement provided borrowing capacity of $242,500. This capacity consisted of a revolving loan of $200,000 and a delayed draw term loan of up to $42,500, which was used to refinance a portion of the Company’s convertible notes. Interest accrued at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 4.50%, or the lender’s base rate plus an applicable margin of up to 3.50%. The Company also paid a commitment fee on the revolving loan and delayed draw term loan of 0.50% on unborrowed funds. The Credit Agreement was secured by substantially all of the assets of the Company and contained certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge coverage ratio and a limitation on consolidated capital expenditures. The effective interest rate under the Credit Agreement for the first quarter of fiscal 2013, until the date of its termination, was 7.39%, which included amortization of loan origination fees of $84 and commitment fees on unborrowed funds of $34.

The Company used a portion of the proceeds of the ABL Facility and the Term Loan to repay outstanding indebtedness under the Credit Agreement.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Convertible Notes

FASB ASC Topic 470-20. “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the market interest rate at debt issuance without the conversion feature. The Company has two convertible debt instruments outstanding during fiscal 2013 and had three convertible debt instruments outstanding during portions of fiscal 2012. A fair value must be assigned to the equity conversion options of (1) the Company’s $200,000 convertible subordinated debentures due 2026 (“the 2006 Debentures”), which were issued November 22, 2006 of which $42,500 in aggregate principal amount was repaid in the third quarter of fiscal 2012 and the balance of which were exchanged for the 2011 Debentures described in the following clauses (2) and (3); (2) the Company’s $100,000 convertible subordinated debentures (“the 2011 Debentures”), which were issued on March 1, 2011 of which $100,000 in aggregate original principal amount was outstanding as of July 28, 2012; and (3) the additional $57,500 of the 2011 Debentures, which were issued on July 7, 2011, of which $57,500 in aggregate original principal amount was outstanding as of July 28, 2012 (collectively, the “Convertible Notes”). The value assigned to the equity conversion option results in a corresponding decrease in the value assigned to the carrying value of the debt portion of the instruments.

The values assigned to the debt portions of the Convertible Notes were determined based on market interest rates for similar debt instruments without the conversion feature as of the respective November 22, 2006, March 1, 2011 and July 7, 2011 issuance dates of the Convertible Notes. The difference in market interest rates versus the coupon rates on the Convertible Notes results in non-cash interest that is amortized into interest expense over the expected terms of the Convertible Notes. For purposes of the valuation, the Company used an expected term of five years for the Convertible Notes issued on November 22, 2006 and an expected term of approximately four years for both the Convertible Notes issued March 1, 2011 and July 7, 2011, which corresponds with the first date the holders of the respective Convertible Notes could put their Convertible Notes back to the Company.

The 2006 Debentures were unsecured, subordinated obligations of the Company, paid interest at 3.75% per annum on each May 30th and November 30th, and were convertible upon satisfaction of certain conditions. The debentures were redeemable at the Company’s option on or after November 30, 2011. No debentures were converted into shares of common stock.

On November 30, 2011, the holders of the 2006 Debentures presented to the Company for redemption $42,400 of the $42,500 2006 Debentures outstanding. The Company satisfied the $42,400 repayment in cash by borrowing on its former Credit Agreement. The remaining outstanding amount of $100 was called by the Company during the third quarter of fiscal 2012.

On March 1, 2011 and July 7, 2011, the Company entered into separate, privately negotiated exchange agreements under which it retired $100,000 and $57,500, respectively, in aggregate principal amount of the then outstanding 2006 Debentures in exchange for the issuance of $100,000 and $57,500, respectively, in aggregate principal amount of the 2011 Debentures. The 2011 Debentures pay interest semi-annually at a rate of 3.75% per year in respect of each $1 original principal amount of 2011 Debentures (the “Original Principal Amount”) on each May 30th and November 30th, and the principal accretes on the principal amount of the 2011 Debentures (including the Original Principal Amount) at a rate of 3.9755% per year, compounding on a semi-annual basis (such principal amount, including any accretions thereon, the “Accreted Principal Amount”). The 2011 Debentures are convertible, upon

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

satisfaction of certain conditions set forth below. In connection with any such conversion, the Company will be required to deliver cash equal to the lesser of the aggregate accreted principal amount of the debentures to be converted or the Company’s total conversion obligation, and will be required to deliver at its option, cash or shares of its common stock in respect of the remainder, if any, of its conversion obligation. The initial conversion rate is 0.442087 shares per $1 of Original Principal Amount (subject to adjustment in certain events), which represents an initial conversion price of approximately $22.62 per share. However, the Company will not issue any shares of Company common stock pursuant to the 2011 Debentures if, after giving effect to such issuance, the aggregate number of shares issued pursuant to the 2011 Debentures would exceed 19.99% of the number of shares of Company Common Stock outstanding as of March 1, 2011, unless the Company first receives the approval of the Company’s shareholders, which the Company has no obligation to seek. The 2011 Debentures will mature on November 30, 2026, unless earlier redeemed, repurchased or converted. Holders of the 2011 Debentures have the option to require the Company to purchase the 2011 Debentures outstanding on November 30, 2014, November 30, 2018 and November 30, 2022 at a price equal to 100% of the Accreted Principal Amount of the 2011 Debentures delivered for repurchase plus any accrued and unpaid interest on the Original Principal Amount of the 2011 Debentures delivered for repurchase. The Company has the right to redeem the 2011 Debentures beginning May 30, 2014 at a price equal to 100% of the Accreted Principal Amount of the 2011 Debentures to be redeemed, plus any accrued but unpaid interest on the Original Principal Amount of the 2011 Debentures redeemed.

The estimated fair value of the Company’s $100,000 and $57,500 convertible subordinated debentures at July 28, 2012 was approximately $73,000 and $41,975, respectively and the carrying value was $100,867 and $58,215, respectively. The estimated fair value was determined using Level 2 inputs as described in FASB ASC Topic 820, “Fair Value Measurements and Disclosures”.

NOTE 10 – RESTRUCTURING

In the first three months of fiscal 2013, the Company recorded restructuring costs associated with severance related to headcount reductions, which is recorded in SG&A on the condensed consolidated statements of operations. There were no headcount reductions related to severance during the first quarter of fiscal 2012. The following is a reconciliation of accrued restructuring costs for the three months ended July 28, 2012 and July 30, 2011:

	Educational Resources	Accelerated Learning	Corporate	Total
Accrued Restructuring Costs at April 28, 2012	$80	$338	$705	$1,123
Amounts charged to expense	381	400	322	1,103
Payments	(101)	(276)	(188)	(565)

Accrued Restructuring Costs at July 28, 2012	$360	$462	$839	$1,661

	Educational Resources	Accelerated Learning	Corporate	Total
Accrued Restructuring Costs at April 30, 2011	$309	$44	$8	$361
Amounts charged to expense	—	—	—	—
Payments	(168)	(44)	(8)	(220)

Accrued Restructuring Costs at July 30, 2011	$141	$—	$—	$141

NOTE 11 – SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Educational Resources and Accelerated Learning, which also constitute its reportable segments. The Company operates principally in the

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

United States, with limited operations in Canada. The Educational Resources segment offers products that include basic classroom supplies and office products, supplemental learning materials, physical education equipment, classroom technology, and furniture. The Accelerated Learning segment is a PreK-12 curriculum-based publisher of proprietary and non-proprietary products in the categories of science, reading and literacy, coordinated school health, and planning and student development. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies as included in the Company’s Form 10-K for the fiscal year ended April 28, 2012. Intercompany eliminations represent intercompany sales primarily from our Accelerated Learning segment to our Educational Resources segment, and the resulting profit recognized on such intercompany sales.

	Three Months Ended
	July 28, 2012	July 30, 2011
Revenues:
Educational Resources	$173,687	$186,064
Accelerated Learning	78,285	89,853
Corporate and intercompany eliminations	167	167

Total	$252,139	$276,084

Operating income (loss) and income (loss) before taxes:
Educational Resources	$21,153	$16,164
Accelerated Learning	19,216	25,693
Corporate and intercompany eliminations	(11,888)	(10,357)

Operating income	28,481	31,500
Interest expense and other	9,966	9,002

Income before provision for income taxes	$18,515	$22,498

	July 28, 2012	July 30, 2011
Identifiable assets:
Educational Resources	$226,556	$253,756
Accelerated Learning	276,183	403,809
Corporate assets	91,029	99,092

Total	$593,768	$756,657

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended
	July 28, 2012	July 30, 2011
Depreciation and amortization of intangible assets and development costs:
Educational Resources	$1,506	$1,607
Accelerated Learning	4,478	4,079
Corporate	3,100	3,134

Total	$9,084	$8,820

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$8	$192
Accelerated Learning	1,777	2,262
Corporate	1,118	765

Total	$2,903	$3,219

NOTE 12 – RESTRICTED CASH

During the first quarter of fiscal 2013, the Company transferred $2,708 of cash into a restricted account. The funds in the restricted account serve as collateral primarily for the Company’s workmen’s compensation insurance and other lease obligations, secured by letters of credit, these restricted funds cannot be withdrawn from our account without prior written consent of the secured parties.

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

Based on current surveys and recently reported results by education companies in the textbook and curriculum markets, school spending trends in 2012 have continued to be challenging across the industry this school season. While overall state budgets appear to be improving, pressure on educational budgets at the state and municipal level has continued in a significant number of states.

We experienced challenges similar to those of the overall industry in the first quarter while we continued to implement changes to improve the effectiveness of the organizational structure of our business. Total revenue of $252.1 million in the first quarter of fiscal 2013 was a decline of 8.7% compared to the first quarter of fiscal 2012. Educational Resources segment revenue declined 6.7% to $173.7 million, but increased gross margin through improved pricing, inventory planning and merchandising and supply chain management. The Accelerated Learning segment reported a decline in revenue of 12.9% to $78.3 million and a decline in gross margin, caused primarily by lower curriculum related sales in our science division, partially offset by intervention related sales.

The challenges related to the continued depressed educational markets have placed and are expected to continue to place in the near term, increasing pressure on our ability to maintain acceptable levels of liquidity and covenant compliance. In response to these challenges, we have pursued our ongoing management initiatives, which drove the first quarter gross margin improvements in the Educational Resources segment. We have also made progress on our four previously announced immediate priorities of:

•	targeting investments that will best capitalize on growth opportunities and increase EBITDA,

•	building product management and marketing capabilities to transform the organization,

•	identifying and exiting product lines with inadequate returns or which are not synergistic fits with the balance of our product lines, and

•	driving a change in culture that focuses on accountability and organic growth.

We intend to continue to take the steps necessary to achieve these priorities and address the challenges posed by current market trends.

SG&A increased as a percentage of revenues to 29.8% in the first quarter of fiscal 2013 as compared to 28.9% in the first quarter of fiscal 2012. SG&A increased as a percentage of revenue because cost cutting actions did not keep pace with revenue declines. The Company recorded $1.1 million in restructuring charges in the first quarter of fiscal 2013. Total permanent headcount is down approximately 10.0% percent in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. Total SG&A decreased by $4.7 million in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. The decrease in SG&A is due to a decrease in variable costs, such as transportation, warehouse and selling, associated with the decrease in revenue.

Operating income was $28.5 million for the first quarter of fiscal 2013, a decrease of $3.0 million from the prior year quarter. Net income was $18.4 million in the first quarter of fiscal 2013, an increase of $4.8 million from the prior year quarter, due to lower income taxes.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues on a historical basis concerning the Company’s results of operations for the three months ended July 28, 2012 and July 30, 2011:

	Three Months Ended
	July 28, 2012	July 30, 2011
Revenues	100.0%	100.0%
Cost of revenues	58.9	59.7

Gross profit	41.1	40.3
Selling, general and administrative expenses	29.8	28.9

Operating income/(loss)	11.3	11.4
Interest expense, net	4.0	2.9
Expense associated with convertible debt exchange	0.0	0.4

Income/(loss) before provision for income taxes	7.3	8.1
Provision for (benefit from) income taxes	0.3	3.2

Earnings/(loss) from continuing operations	7.0%	4.9%

Three Months Ended July 28, 2012 Compared to Three Months Ended July 30, 2011

Revenues

Revenues decreased 8.7% from $276.1 million in the first quarter of fiscal 2012 to $252.1 million in the first quarter of fiscal 2013.

Educational Resources segment revenues decreased 6.7% from $186.1 million in the first quarter of fiscal 2012 to $173.7 million in the first quarter of fiscal 2013. The decline in Educational Resources segment revenue was comprised of a decline of approximately $7 million in the supplies category and a decline of approximately $5 million in the furniture category. The decline in the supplies category is related primarily to classroom supplemental products and other specialty brands which schools consider more discretionary than basic school supplies. Sales of basic school supplies were essentially flat in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012.

Accelerated Learning segment revenues decreased 12.9% from $89.9 million in the first quarter of fiscal 2012 to $78.3 million in the first quarter of fiscal 2013. The decline was primarily related to decreased school spending on our science division curriculum. While the majority of the decline in the science curriculum was anticipated due to large prior year shipments for science adoptions in Indiana, Nevada and New York City that were not expected to repeat in fiscal 2013, demand for school curriculum products continues to be soft. In addition, the prior year disposition of our SEEDS of Science product contributed to the sales decline. Approximately $3 million of the decline is related to our student planner and agenda products. The declines in the curriculum and agenda products have been partially offset by increased sales in our reading intervention products.

Gross Profit

Gross profit decreased 6.9% from $111.3 million in the first quarter of fiscal 2012 to $103.6 million in the first quarter of fiscal 2013. The decrease in consolidated revenue accounted for $9.6 million of the decrease in gross profit had gross margin remained constant. Gross margin increased 80 basis points from 40.3% in the first quarter of fiscal 2012 to 41.1% in the first quarter of fiscal 2013 due to improvements in Educational Resources gross margin. The Accelerated Learning segment generates higher gross margin due to its curriculum-based products than the Educational Resources segment and accounted for 31.0% of the consolidated revenue in the first quarter of fiscal 2013 compared to 32.5% of the consolidated revenue in the first quarter of fiscal 2012. This shift of sales between segments contributed approximately 30 basis points of a decrease in gross margin.

Educational Resources segment gross profit increased $0.2 million from $60.4 million in the first quarter of fiscal 2012 to $60.6 million in the first quarter of fiscal 2013. Gross margin increased by 240 basis points from 32.5% in the first quarter of fiscal 2012 to 34.9% in the first quarter of fiscal 2013. Approximately 200 basis points of the increase were related to margin improvements in furniture and supplies associated with product pricing. The remaining increase of 40 basis points was due to favorable product mix.

Accelerated Learning segment gross profit decreased $7.3 million from $50.2 million in the first quarter of fiscal 2012 to $42.9 million in the first quarter of fiscal 2013 due to the decreased spending on the Company’s curriculum products for which demand has continued to soften as schools are delaying purchases. Gross margin decreased by 100 basis points from 55.8% in the first quarter of fiscal 2012 to 54.8% in the first quarter of fiscal 2013. Product mix and product development amortization were the primary reasons for the decline in this segment.

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

SG&A decreased $4.7 million from $79.8 million in the first quarter of fiscal 2012 to $75.1 million in the first quarter of fiscal 2013. As a percent of revenue, SG&A increased from 28.9% for the three months ended July 30, 2011 to 29.8% for the three months ended July 28, 2012. SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $5.7 million and Corporate SG&A increased $1.0 million in the first quarter as compared to last year’s first quarter. The increase in Corporate SG&A was related primarily to an increase in professional and outside services.

Educational Resources segment SG&A decreased $4.9 million, or 11.0%, from $44.3 million in the first quarter of fiscal 2012 to $39.4 million in the first quarter of fiscal 2013. Approximately $1.6 million of the decrease was due to variable costs such as transportation, warehousing, and selling expenses associated with increased revenues. In addition, the segment had a decrease of $2.5 million in its marketing costs primarily associated with a decrease in catalog costs. Educational Resources segment SG&A decreased as a percent of revenues from 23.8% for the three months ended July 30, 2011 to 22.7% for the three months ended July 28, 2012.

Accelerated Learning segment SG&A decreased $0.8 million, or 3.3%, from $24.5 million for the three months ended July 30, 2011 to $23.7 million for the three months ended July 28, 2012. Accelerated Learning segment SG&A increased as a percent of revenues from 27.2% for the three months ended July 30, 2011 to 30.2% for the three months ended July 28, 2012. The increase in SG&A as a percent of revenue reflects the impact of fixed SG&A spread over a smaller revenue base.

Interest Expense

Net interest expense increased $2.1 million from $7.9 million in the first quarter of fiscal 2012 to $10.0 million in the first quarter of fiscal 2013. The increase in interest expense was due to the write-off of $2.5 million of debt issuance costs related to the Company’s former revolving credit facility which was refinanced in the first quarter of fiscal 2013. The increase was partially offset by $0.3 million of a decrease in non-cash interest associated with the Company’s convertible notes.

Provision for Income Taxes

The provision for income taxes was $0.3 million in the first quarter of fiscal 2013 compared to a provision for income taxes of $8.9 million for the first quarter of fiscal 2012. The effective tax rate in the first quarter of fiscal 2013 was 1.4% compared to 39.8% for the first quarter of fiscal 2012. The Company is forecasting a taxable loss for fiscal 2013. The decline in taxes was related to projected annual tax losses for fiscal 2013 for which tax benefits are not expected to be recognized at this time due to valuation allowances. In fiscal 2012, the Company recorded a valuation allowance against all of its deferred tax assets, net of the potential $5 million refund. Therefore, the Company has not recorded a current or deferred federal tax expense in fiscal 2013. The $0.3 million tax expense in the first quarter of fiscal 2013 relates to state and foreign taxes.

Liquidity and Capital Resources

At July 28, 2012, the Company had working capital of $103.6 million. Our capitalization at July 28, 2012 was $450.0 million and consisted of total debt of $365.0 million and shareholders’ equity of $85.0 million.

On May 22, 2012, the Company entered into an Asset-Based Credit Agreement (the “ABL Facility”) and Term Loan Credit Agreement (the “Term Loan”), which replaced the Company’s then-existing credit facility. Both the ABL Facility and the Term Loan contain customary events of default and financial, affirmative and negative covenants, including quarterly financial covenants relating to the Company’s (1) maximum secured leverage ratio, (2)

maximum total leverage ratio, (3) maximum term loan ratio, (4) minimum fixed charge coverage ratio and (5) minimum interest coverage ratio. In addition, the Term Loan contains a minimum liquidity covenant requiring the Company to maintain minimum liquidity levels at the end of each month during the life of the Term Loan (consisting of qualified cash, subject to a $2.0 million cap, plus availability under the ABL Facility).

Under the ABL Facility, the Asset-Based Lenders agreed to provide a revolving senior secured asset-based credit facility in an aggregate principal amount of $200 million. Outstanding amounts under the ABL Facility will bear interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, or (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest rate elected by the Company, the excess availability under the ABL Facility and the applicable point in the life of the ABL Facility) (the “Applicable Margin”), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the ABL Facility bearing interest based upon the Base Rate will be due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate will be due on the last day of each relevant interest period.

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

The Company closely evaluates its ability to remain in compliance with the financial covenants under our Asset-Based Credit Agreement and Term Loan Credit Agreements. The recent challenges affecting the Company’s performance have placed, and are expected to continue to place in the near term, pressure on the Company’s ability to maintain acceptable levels of liquidity and to remain in compliance with its covenants. To the extent that management’s forecasts indicate that the Company may be unable to comply with any of these financial covenants in the future, the Company may need to work with its lenders to secure a waiver or amend these covenants. We expect that any amendment or waiver would result in additional fees and more restrictive terms, and may increase the cost of any future borrowings. The Company believes it will be able to maintain compliance with the financial covenants by working with its lenders, if necessary. If the Company fails to maintain compliance with these financial covenants and fails to obtain amendments to or waivers under these credit agreements, the Company’s lenders could pursue remedies, which could include an acceleration of our debt. Should such acceleration occur, the Company may have difficulty obtaining sufficient additional funds to refinance the accelerated debt.

The Company was in compliance with these covenants as of the end of the first quarter of fiscal 2013 and was in compliance with the minimum liquidity covenant as of the end of each fiscal month in the first quarter of fiscal 2013 under the Term Loan.

In November 2006, we sold $200.0 million of convertible subordinated debentures due 2026, (“the 2006 Debentures”). The 2006 Debentures were unsecured, subordinated obligations of the Company, which paid interest at 3.75% per annum and were convertible upon satisfaction of certain conditions. The debentures were redeemable at our option on or after November 30, 2011. On November 30, 2011, the holders had the right to require us to repurchase all or some of the 2006 Debentures.

On March 1, 2011 and July 7, 2011, we exchanged $100.0 million and $57.5 million, respectively, in aggregate principal amount of the outstanding 2006 Debentures, for $100.0 million and $57.5 million, respectively, in aggregate principal amount of convertible debentures also due November 30, 2026, (“the 2011 Debentures”). The 2011 Debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. Principal will accrete on the 2011 Debentures at a rate of 3.9755% per year, compounding on a semi-annual basis. In connection with any such conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of 2011 Debentures to be converted and the Company’s total conversion obligation, and will deliver, at its option, cash or shares of the Company’s common stock in respect of the remainder, if any, of the Company’s conversion obligation. The initial conversion rate is 44.2087 shares per $1,000 principal amount of 2011 Debentures, which represents an initial conversion price of approximately $22.62 per share. The 2011 Debentures are redeemable at the Company’s option on or after May 30, 2014. On November 30, 2014, 2018 and 2022 and upon the occurrence of certain circumstances, holders will have the right to require us to repurchase all or some of the 2011 Debentures. The Company’s ABL Facility and Term Loan will mature on September 30, 2014 and October 31, 2014, respectively, if the 2011 Debentures have not been refinanced prior to those dates. The Company expects to refinance the 2011 Debentures prior to September 30, 2014 with proceeds from the issuance of new debt and/or additional equity, but there can be no assurance that the Company will be able to do so on terms that are acceptable to the Company or at all.

Net cash used in operating activities decreased by $0.7 million to $52.9 million in the first quarter of fiscal 2013 as compared to $53.6 million used in the first quarter of fiscal 2012. The net use of cash in operating activities during the first quarter is indicative of the highly seasonal nature of our business, with the majority of purchases and other operating cash outflows occurring in the first and second quarters of the fiscal year and the majority of cash receipts occurring in the second and third quarters of the fiscal year.

Net cash used in investing activities decreased by $0.3 million to $2.9 million in the first quarter of fiscal 2013 as compared to $3.2 million for the first quarter of fiscal 2012. Additions to property, plant and equipment decreased $0.1 million from the first quarter of fiscal 2012 to $1.2 million in the first quarter of fiscal 2013. Product development spending decreased $0.3 million from the first quarter of fiscal 2012 to $1.7 million in the first quarter of fiscal 2013.

Cash flows provided by financing activities increased by $12.5 million from net cash flows provided by financing activities of $51.1 million in the first quarter of fiscal 2012 to net cash flows provided by financing activities of $63.6 million in the first quarter of fiscal 2013. The increase was used to fund cash used in operations. In the first quarter of fiscal 2013, the Company’s total borrowings increased by $15.3 million as compared to the first quarter of fiscal 2012.

Fluctuations in Quarterly Results of Operations

Our business is subject to seasonal influences. Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Quarterly results also may be materially affected by the variations in our costs for the products sold, the mix of products sold and general economic conditions. Therefore, results for any fiscal quarter are not indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year.

Inflation

Inflation, particularly in energy costs, has had and is expected to have an effect on our results of operations and our internal and external sources of liquidity.

Forward-Looking Statements

Statements in this Quarterly Report which are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, capital expenditures, adequacy of capital resources and ability to comply with financial covenants; and (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues” or similar expressions.

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by us or on our behalf, in this Quarterly Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no material changes in litigation matters subject to the Company in the first quarter of fiscal 2013.

ITEM 1A. Risk Factors

The business and financial results of the Company are subject to numerous risks and uncertainties. The risks and uncertainties have not changed materially from those reported in the fiscal 2012 Annual Report on Form 10-K.

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

September 6, 2012	/s/ Michael P. Lavelle
Date	Michael P. Lavelle
Chief Executive Officer
(Principal Executive Officer)

September 6, 2012	/s/ David N. Vander Ploeg
Date	David N. Vander Ploeg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended July 28, 2012 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.