Form 10-Q
period 2012-10-27
SCHOOL SPECIALTY INC
filed 2012-12-06
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 6, 2012
Common Stock, $0.001 par value	19,178,949

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2012

		Page Number
PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at October 27, 2012, April 28, 2012 and October 29, 2011	1

	Condensed Consolidated Statements of Operations for the Three Months Ended October 27, 2012 and October 29, 2011 and for the Six Months Ended October 27, 2012 and October 29, 2011	2

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended October 27, 2012 and October 29, 2011 and for the Six Months Ended October 27, 2012 and October 29, 2011	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 27, 2012 and October 29, 2011	4

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4.	CONTROLS AND PROCEDURES	29

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	30

ITEM 1A.	RISK FACTORS	30

ITEM 6.	EXHIBITS	30

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	October 27, 2012	April 28, 2012	October 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,577	$484	$4,141
Restricted cash	2,708	—	—
Accounts receivable, less allowance for doubtful accounts of $1,697, $2,072 and $2,309, respectively	119,275	62,826	127,722
Inventories	84,769	100,504	77,253
Deferred catalog costs	3,377	11,737	7,079
Prepaid expenses and other current assets	13,371	11,111	14,218
Refundable income taxes	3,520	3,570	—
Deferred taxes	4,797	4,797	1,700

Total current assets	237,394	195,029	232,113
Property, plant and equipment, net	50,836	57,491	59,962
Goodwill	41,093	41,263	127,990
Intangible assets, net	119,120	124,242	150,521
Development costs and other	35,807	35,206	35,054
Deferred taxes long-term	390	390	7,218
Investment in unconsolidated affiliate	9,882	9,900	20,515

Total assets	$494,522	$463,521	$633,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$10,833	$955	$43,272
Accounts payable	63,770	74,244	40,816
Accrued compensation	10,974	8,094	12,284
Deferred revenue	3,481	3,095	4,389
Accrued income taxes	—	—	13,122
Other accrued liabilities	20,423	18,932	29,223

Total current liabilities	109,481	105,320	143,106
Long-term debt - less current maturities	284,519	289,668	266,350
Other liabilities	587	587	688

Total liabilities	394,587	395,575	410,144

Commitments and contingencies - Note 13

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,599,159; 24,300,545 and 24,300,545 shares issued, respectively	24	24	24
Capital paid-in excess of par value	445,059	444,428	443,293
Treasury stock, at cost 5,420,210; 5,420,210 and 5,420,210 shares, respectively	(186,637)	(186,637)	(186,637)
Accumulated other comprehensive income	22,486	23,631	23,603
Accumulated deficit	(180,997)	(213,500)	(57,054)

Total shareholders’ equity	99,935	67,946	223,229

Total liabilities and shareholders’ equity	$494,522	$463,521	$633,373

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Revenue	$236,866	$251,375	$489,005	$527,459
Cost of revenue	144,166	156,315	292,708	321,123

Gross profit	92,700	95,060	196,297	206,336
Selling, general and administrative expenses	67,364	73,405	142,480	153,181

Operating income	25,336	21,655	53,817	53,155

Other expense:
Impairment of long-term asset	1,414	—	1,414	—
Interest expense	9,315	6,867	19,281	14,779
Expense associated with convertible debt exchange	—	—	—	1,090

Income before provision for income taxes	14,607	14,788	33,122	37,286
Provision for income taxes	343	6,044	602	14,972

Income before investment in unconsolidated affiliate	14,264	8,744	32,520	22,314

Equity in income/(losses) of investment in unconsolidated affiliate	(137)	135	(18)	115

Net income	$14,127	$8,879	$32,502	$22,429

Weighted average shares outstanding:
Basic	18,930	18,880	18,915	18,877
Diluted	18,946	19,020	18,926	18,972

Net income per share:
Basic	$0.75	$0.47	$1.72	$1.19

Diluted	$0.75	$0.47	$1.72	$1.18

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	For the Three Months Ended		For the Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income	$14,127	$8,879	$32,502	$22,429

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	178	(2,215)	(1,145)	(2,787)

Total comprehensive income	$14,305	$6,664	$31,357	$19,642

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Six Months Ended
	October 27, 2012	October 29, 2011
Cash flows from operating activities:
Net income	$32,502	$22,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	13,985	14,536
Amortization of development costs	3,994	3,959
Amortization of debt fees and other	3,779	1,751
Impairment of long-term asset	1,414	—
Equity in losses/(income) of investment in unconsolidated affiliate	18	(115)
Share-based compensation expense	723	1,181
Deferred taxes	—	(4,246)
Expense associated with convertible debt exchange	—	1,090
Non-cash convertible debt interest expense	4,497	5,005
Changes in current assets and liabilities
Accounts receivable	(56,356)	(61,162)
Inventories	15,737	34,000
Deferred catalog costs	8,008	9,560
Prepaid expenses and other current assets	(2,212)	295
Accounts payable	(11,001)	(45,089)
Accrued liabilities	4,446	10,101

Net cash (used in)/provided by operating activities	19,534	(6,705)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,460)	(3,667)
Change in restricted cash	(2,708)	—
Investment in product development costs	(3,182)	(3,816)
Proceeds from note receivable	3,000	—

Net cash used in investing activities	(5,350)	(7,483)

Cash flows from financing activities:
Proceeds from bank borrowings	819,753	300,600
Repayment of debt and capital leases	(819,591)	(290,429)
Payment of debt fees and other	(9,253)	(1,663)

Net cash (used in)/provided by financing activities	(9,091)	8,508

Net decrease in cash and cash equivalents	5,093	(5,680)
Cash and cash equivalents, beginning of period	484	9,821

Cash and cash equivalents, end of period	$5,577	$4,141

Supplemental disclosures of cash flow information:
Interest paid	$11,045	$7,065
Income taxes paid	$653	$16,075

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

As described in Note 9 to the Condensed Consolidated Financial Statements, the Company is required to comply with financial covenants specified in its debt agreements. These covenants are measured based upon the Company’s results of operations, financial position and liquidity. Although the Company was in compliance with the financial covenants during each of the first six months of fiscal 2013, the recent challenges affecting the Company’s performance have placed, and are expected to continue to place in the near term, pressures on the Company’s ability to maintain acceptable levels of liquidity and to remain in compliance with its financial covenants.

The Company continues to pursue a number of activities to address these matters. The Company’s priorities include improving earnings before interest, taxes, depreciation and amortization (“EBITDA”) and closely managing and improving working capital. During the six months ended October 27, 2012, the Company executed upon restructuring activities to control costs as more fully described in Note 10 – Restructuring. The Company also closely managed working capital, including trade payables, by working with its vendor base on maintaining favorable payment terms. In addition to these initiatives, the Company continues to focus on longer-term turnaround strategies, such as integrating marketing initiatives through a restructuring of product marketing support and branding, implementation of a revised sales organizational structure and processes and product management.

The Company closely evaluates its expected ability remain in compliance with the financial covenants under its debt agreements. The Company, working with its advisors, is pursuing alternatives to improve its liquidity. If the Company fails to improve its liquidity and maintain compliance with these financial covenants and fails to obtain amendments to or waivers under these credit agreements, the Company’s lenders could pursue remedies, which could include an acceleration of the Company’s debt. Should such acceleration occur, the Company may have difficulty obtaining sufficient additional funds to refinance the accelerated debt.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that either all, or some portion, of the deferred tax assets will not be realized. The realization is dependent upon the future generation of taxable income, reversal of deferred tax liabilities, tax planning strategies, and expiration of tax attribute carryovers. As a result, the Company concluded that the realization of a majority of the deferred tax assets no longer met the more likely than not threshold. Therefore, a tax valuation allowance of $32,638 was recorded in the fourth quarter of fiscal 2012 against a majority of the net deferred tax assets. As of October 27, 2012, the Company has no unremitted earnings from foreign investments for which taxes have not been paid.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at October 27, 2012, April 28, 2012 and October 29, 2011, was $587, $587 and $688, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 3 – SHAREHOLDERS’ EQUITY

Changes in condensed consolidated shareholders’ equity during the six months ended October 27, 2012 and October 29, 2011 were as follows:

Shareholders’ equity balance at April 28, 2012	$67,946
Net income	32,502
Share-based compensation expense	723
Tax deficiency on option exercises	(91)
Foreign currency translation adjustment	(1,145)

Shareholders’ equity balance at October 27, 2012	$99,935

Shareholders’ equity balance at April 30, 2011	$201,629
Net income	22,429
Share-based compensation expense	1,181
Tax deficiency on option exercises	(29)
Exchange of convertible debt	806
Foreign currency translation adjustment	(2,787)

Shareholders’ equity balance at October 29, 2011	$223,229

NOTE 4 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended October 27, 2012:
Basic EPS	$14,127	18,930	$0.75

Effect of non-vested stock units	—	16

Diluted EPS	$14,127	18,946	$0.75

Three months ended October 29, 2011:
Basic EPS	$8,879	18,880	$0.47

Effect of non-vested stock units	—	140

Diluted EPS	$8,879	19,020	$0.47

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Six months ended October 27, 2012:
Basic EPS	$32,502	18,915	$1.72

Effect of non-vested stock units	—	11

Diluted EPS	$32,502	18,926	$1.72

Six months ended October 29, 2011:
Basic EPS	$22,429	18,877	$1.19

Effect of non-vested stock units	—	95

Diluted EPS	$22,429	18,972	$1.18

The Company had additional stock options outstanding of 2,331 and 2,256 during the three and six months ended October 27, 2012, respectively, that were not included in the computation of Diluted EPS because they were anti-dilutive. The Company had additional stock options outstanding of 1,923 and 1,806 during the three and six months ended October 29, 2011, that were not included in the computation of Diluted EPS because they were anti-dilutive.

The $157,500, 3.75% convertible subordinated debentures had no impact on the Company’s denominator for computing diluted EPS because conditions under which the debentures may be converted have not been satisfied. See Note 9.

NOTE 5 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has three share-based employee compensation plans under which awards were outstanding as of October 27, 2012: the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All plans have been approved by the Company’s shareholders. The purpose of the 1998 Plan, the 2002 Plan and the 2008 Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008 or under the 2002 Plan, which expired on June 11, 2012. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

A summary of option activity during the six months ended October 27, 2012 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 28, 2012	2,356	$19.18	1,009	$32.20
Granted	463	2.85
Exercised	—	—
Canceled	(186)	30.11

Balance at October 27, 2012	2,633	$15.54	1,085	$28.74

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The following table details supplemental information regarding stock options outstanding at October 27, 2012:

	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Options outstanding	7.39	$—
Options vested and expected to vest	7.31	—
Options exercisable	4.91	—

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price
$2.26 - $3.29	829	9.49	$2.64	25	$2.26
$3.30 - $13.78	687	9.03	8.77	88	13.78
$13.79 - $31.58	618	5.73	22.54	473	23.51
$31.59 - $39.71	499	3.72	37.64	499	37.64

	2,633	7.39	$15.54	1,085	$28.74

Options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. Prior to fiscal 2009, the Company issued new shares of common stock to settle shares due upon option exercise. In fiscal 2009, the Company’s option plans were amended to allow for the net settlement of the exercise price and related employee tax withholding liabilities for non-qualified stock option exercises. For the six months ended October 27, 2012 and October 29, 2011, no shares were issued upon the exercise of stock options.

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

The Company also uses a combination of Non-Vested Stock Units (NSUs) and restricted shares. The following table presents the amounts granted in the three and six months ended October 27, 2012 and October 29, 2011 for these types of awards:

	For the Three Months Ended				For the Six Months Ended
	October 27, 2012		10/29/2011		October 27, 2012		10/29/2011
	# of shares awarded	Approximate fair value	# of shares awarded	Approximate fair value	# of shares awarded	Approximate fair value	# of shares awarded	Approximate fair value
Director NSUs	—	$—	—	$—	46	$131	14	$194
Performance-based NSUs	—	$—	—	$—	—	$—	—	$—
Restricted shares	28	$77	—	$—	43	$120	—	$—

In the second quarter of fiscal 2013, the Company awarded 28 shares of Restricted Stock Units (“RSUs”) to a key senior executive. The RSUs will vest ratably over a three year period. The approximate fair value of the grant in the second quarter of fiscal 2013 was $77. In the first six month of fiscal 2013, the Company awarded 43 RSU shares to a key senior executive and other members of management. The RSUs will vest ratably over a three year period. The approximate fair value of the grant in the first six months of fiscal 2013 was $120. There were no RSUs granted in the first six months of fiscal 2012.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

Director NSU awards vest one year from the date of grant and the Company recognizes share-based compensation expense related to these time-based NSU awards on a straight-line basis over the vesting period. The restricted shares in the above table were granted to Company employees and vest over a three year period, 33% after the first year, 66% (cumulative) after the second year and 100% (cumulative) after the third year. Performance-based NSUs, while none have been granted in the first six months of either fiscal 2013 or fiscal 2012, have been granted in prior years to Company management. Performance-based NSUs vest at the end of a three-year cycle and result in an issuance of shares of the Company’s common stock if targeted metrics are achieved at a threshold level or above. Performance-based NSUs will be settled in shares of Company common stock with actual shares issued ranging from 80% of the targeted number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The Company recognizes share-based compensation expense for performance-based NSUs on a straight line over the vesting period adjusted for changes in the expected level of performance.

The following table presents the share-based compensation expense/ (income) recognized during the three and six months ended October 27, 2012 and October 29, 2011:

	For the Three Months Ended				For the Six Months Ended
	October 27, 2012		October 29, 2011		October 27, 2012		October 29, 2011
	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$446	$273	$438	$268	$553	$338	$701	$430
Management NSUs	—	—	87	53	—	—	172	105
Director NSUs	33	20	48	29	76	47	101	62
Management RSUs	124	76	91	56	94	58	207	126

Total stock-based compensation expense	$603		$664		$723		$1,181

The stock-based compensation expense is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The income tax benefit recognized related to share-based compensation expense was $234 and $258 for the three months ended October 27, 2012 and October 29, 2011, respectively, and was $280 and $458 for the six months ended October 27, 2012 and October 29, 2011, respectively. The Company recognized share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

The total unrecognized share-based compensation expense as of October 27, 2012 and October 29, 2011 was as follows:

	October 27, 2012	October 29, 2011
Stock Options, net of estimated forfeitures	$3,067	$3,740
NSUs	$83	$297
RSUs	$1,258	$1,235

The Company expects to recognize this expense over a weighted average period of approximately 2.57 years.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The weighted average fair value of options granted during the three months ended October 27, 2012 was $1.25. There were no options granted during the three months ended October 29, 2011. The weighted average fair value of options granted during the six months ended October 27, 2012 and October 29, 2011 was $1.27 and $5.04, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Six Months Ended
	October 27, 2012	October 29, 2011
Average-risk free interest rate	0.93%	2.11%
Expected volatility	48.31%	35.96%
Expected term	5.5 years	5.5 years

	For the Three Months Ended		For the Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Total intrinsic value of stock options exercised	$—	$—	$—	$—
Cash received from stock option exercises	$—	$—	$—	$—
Income tax deficiency from stock option/NSU activity	$—	$(1)	$(91)	$(29)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

October 27, 2012	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,804	$(24,089)	$12,715
Publishing rights (15 to 25 years)	113,260	(37,213)	76,047
Non-compete agreements (5 to 10 years)	150	(125)	25
Tradenames and trademarks (10 to 30 years)	3,504	(1,328)	2,176
Order backlog and other (less than 1 to 13 years)	1,766	(1,186)	580
License agreement (10 years)	14,506	(6,039)	8,467

Total amortizable intangible assets	169,990	(69,980)	100,010

Non-amortizable intangible assets:
Tradenames and trademarks	19,110	—	19,110

Total non-amortizable intangible assets	19,110	—	19,110

Total intangible assets	$189,100	$(69,980)	$119,120

April 28, 2012	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,905	$(22,984)	$13,921
Publishing rights (15 to 25 years)	113,260	(34,408)	78,852
Non-compete agreements (3.5 to 10 years)	5,480	(5,300)	180
Tradenames and trademarks (10 to 30 years)	3,504	(1,232)	2,272
Order backlog and other (less than 1 to 13 years)	1,766	(1,133)	633
Perpetual license agreements (10 years)	14,506	(5,232)	9,274

Total amortizable intangible assets	175,421	(70,289)	105,132

Non-amortizable intangible assets:
Tradenames and trademarks	19,110	—	19,110

Total non-amortizable intangible assets	19,110	—	19,110

Total intangible assets	$194,531	$(70,289)	$124,242

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

October 29, 2011	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,875	$(21,766)	$15,109
Publishing rights (15 to 25 years)	113,260	(31,603)	81,657
Non-compete agreements (3.5 to 10 years)	5,481	(5,071)	410
Tradenames and trademarks (10 to 30 years)	3,504	(1,137)	2,367
Order backlog and other (less than 1 to 13 years)	2,284	(1,568)	716
License agreement (10 years)	14,506	(4,364)	10,142

Total amortizable intangible assets	175,910	(65,509)	110,401

Non-amortizable intangible assets:
Tradenames and trademarks	40,120	—	40,120

Total non-amortizable intangible assets	40,120	—	40,120

Total intangible assets	$216,030	$(65,509)	$150,521

Intangible amortization expense included in selling, general and administrative expense for the three months ended October 27, 2012 and October 29, 2011 was $2,516 and $2,652, respectively, and $5,105 and $5,311 for the six months ended October 27, 2012 and October 29, 2011, respectively.

Intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2013 is estimated to be:

Fiscal 2013 (six months remaining)	$4,979
Fiscal 2014	9,665
Fiscal 2015	9,448
Fiscal 2016	9,257
Fiscal 2017	8,503
Fiscal 2018	6,582

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The following information presents changes to goodwill during the period beginning October 29, 2011 through October 27, 2012:

	Reporting Units			Reporting Units
	Education Resources	Califone	Educational Resources Segment	Science	Planning and Student Development	Reading	Health	Accelerated Learning Segment	Total
Balance at October 29, 2011
Goodwill	$249,695	$14,852	264,547	$75,652	$181,507	$17,474	$—	274,633	539,180
Accumulated impairment losses	$(249,695)	$—	(249,695)	$(55,372)	$(106,123)	$—	$—	(161,495)	(411,190)

Balance at October 29, 2011	$—	$14,852	$14,852	$20,280	$75,384	$17,474	$—	$113,138	$127,990

Fiscal 2012 Activity:
Currency translation adjustment	—	—	—	—	(237)	—	—	(237)	(237)

Balance at April 28, 2012
Goodwill	$249,695	$14,852	264,547	$75,652	$182,907	$17,474	$—	276,033	540,580
Accumulated impairment losses	$(249,695)	$(10,959)	(260,654)	$(75,652)	$(155,239)	$(7,772)	$—	(238,663)	(499,317)

Balance at April 28, 2012	$—	$3,893	$3,893	$—	$27,668	$9,702	$—	$37,370	$41,263

Fiscal 2013 Activity:
Currency translation adjustment	—	—	—	—	(170)	—	—	(170)	(170)

Balance at October 27, 2012
Goodwill	$249,695	$14,852	264,547	$75,652	$182,737	$17,474	$—	275,863	540,410
Accumulated impairment losses	$(249,695)	$(10,959)	(260,654)	$(75,652)	$(155,239)	$(7,772)	$—	(238,663)	(499,317)

Balance at October 27, 2012	$—	$3,893	$3,893	$—	$27,498	$9,702	$—	$37,200	$41,093

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

During the first quarter of fiscal 2013, the Company performed its annual goodwill and indefinite-lived intangible asset impairment test. As of the end of the Company’s second quarter of fiscal 2013, the Company reviewed both its current market capitalization and future cash flow projections and concluded no evidence of impairment existed in either goodwill or indefinite-lived intangible assets.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

In performing the impairment assessment, the Company estimated the fair value of its reporting units using the following valuation methods and assumptions:

1.	Income Approach (discounted cash flow analysis) – the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of a reporting unit and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting units and the discount rate. The growth rates used for the terminal value calculations and the discount rates of the respective reporting units were as follows:

	April 29, 2012		May 1, 2011
	Terminal Value Growth Rates	Discount Rate	Terminal Value Growth Rates	Discount Rate
Education Resources	2.0%	17.7%	2.0%	12.4%
Califone	2.0%	16.6%	2.0%	11.2%
Science	2.4%	14.1%	6.0%	13.8%
Planning and Student Development	3.0%	16.5%	3.0%	13.8%
Reading	2.0%	17.7%	2.0%	14.7%
Health	2.0%	16.5%	2.0%	13.8%

2.	Market Approach (market multiples) – this method begins with the identification of a group of peer companies in the same or similar industries as the company reporting unit being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a ratio of enterprise value to projected revenue as appropriate valuation metrics. These two metrics were evenly weighted for the Education Resources, Reading, and Planning and Student Development reporting units. Various operating performance measurements of the reporting unit being valued are then benchmarked against the peer group and a discount rate or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the reporting unit being valued to arrive at an estimate of its fair value. A control premium is then applied to the equity value. The Company selected seven companies that were deemed relevant to the Planning and Student Development and Reading reporting units and five companies that were deemed relevant to the Education Resources and Califone reporting units under the guideline public company method to provide an indication of value. A control premium was then applied to the enterprise value of the reporting unit. The control premium was established based on a review of transactions over an 18 month period. The resulting multiples and control premiums were as follows:

	April 29, 2012			May 1, 2011
	EBITDA Multiples	Revenue Multiples	Control Premium	EBITDA Multiples	Revenue Multiples	Control Premium
Education Resources	4.2x	N/A	13.5%	8.5x	0.4x	12.4%
Califone	3.9x	N/A	13.5%	6.5x	N/A	12.4%
Reading	5.8x	1.2x	15.3%	7.1x	2.2x	17.4%
Planning and Student Development	4.6x	0.8x	15.3%	6.4x	1.5x	17.4%

The Company did not use the market approach for the Science reporting unit because of the variability in revenue due to the curriculum adoption schedule. The Company did not use the market approach for the Health reporting unit because of that reporting unit’s lack of financial history.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 7 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

Investment in unconsolidated affiliate is accounted for under the equity method, and consisted of the following:

	Percent- Owned	October 27, 2012	April 28, 2012	October 29, 2011
Carson- Dellosa Publishing, LLC	35%	$9,882	$9,900	$20,515

The Company holds a 35% interest, accounted for under the equity method, in Carson-Dellosa Publishing. The Company recorded pre-tax income (loss) for its 35% minority equity interest in Carson-Dellosa Publishing, LLC in the following amounts: $(137) and $(18) for the three and six months ended October 27, 2012 and $135 and $115 for the three and six months ended October 29, 2011, respectively.

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Income and (losses) are reflected in “Equity in income/ (losses) of investment in unconsolidated affiliate” on the condensed consolidated statement of operations.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 27, 2012	April 28, 2012	October 29, 2011
Land	$158	$158	$158
Projects in progress	8,195	8,789	5,774
Buildings and leasehold improvements	29,907	29,863	29,935
Furniture, fixtures and other	104,404	101,882	98,317
Machinery and warehouse equipment	39,495	39,337	39,474

Total property, plant and equipment	182,159	180,028	173,658
Less: Accumulated depreciation	(131,323)	(122,537)	(113,696)

Net property, plant and equipment	$50,836	$57,491	$59,962

Depreciation expense for the three months ended October 27, 2012 and October 29, 2011 was $4,453 and $4,666, respectively, and $8,880 and $9,225 for the six months ended October 27, 2012 and October 29, 2011, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 9 – DEBT

Long-term debt consisted of the following:

	October 27, 2012	April 28, 2012	October 29, 2011
Credit Agreement, maturing in 2014	$—	$121,125	$101,600
Asset-Based Credit Agreement, maturing in 2014	54,809	—	—
Term Loan Credit Agreement, maturing in 2014	67,000	—	—
3.75% Convertible Subordinated Notes due 2026, issued 2006, net of unamortized discount	—	—	42,335
3.75% Convertible Subordinated Notes due 2026, issued 2011, net of unamortized discount	161,358	156,859	152,565
Sale-leaseback obligations, effective rate of 8.97%, expiring in 2020	12,185	12,639	13,122

Total debt	295,352	290,623	309,622
Less: Current maturities	(10,833)	(955)	(43,272)

Total long-term debt	$284,519	$289,668	$266,350

Credit Agreement

On May 22, 2012, the Company entered into an Asset-Based Credit Agreement (the “Asset-Based Credit Agreement”). Under the Asset-Based Credit Agreement, the Asset-Based Lenders agreed to provide a revolving senior secured asset-based credit facility (the “ABL Facility”) in an aggregate principal amount of $200,000.

The ABL Facility will mature on September 30, 2014, but may be extended to October 31, 2015 if the Company’s indebtedness under its convertible subordinated debentures has been refinanced. Advances under the ABL Facility may be prepaid by the Company in whole or in part at any time without penalty or premium. The Company will be required to make specified prepayments upon the occurrence of certain events, including: (1) the amount outstanding on the ABL Facility exceeding the Borrowing Base (as defined in the Asset-Based Credit Agreement); (2) the Company’s receipt of net cash proceeds of any sale or disposition of assets that are first priority collateral for the ABL Facility; (3) the Company’s receipt of Extraordinary Receipts that would constitute collateral for the ABL Facility; (4) the incurrence by the Company of any indebtedness that is not Permitted Indebtedness; (as defined in the Asset-Based Credit Agreement); (5) the Company’s issuance of certain equity interests; (6) the receipt by the Company of any proceeds of business interruption insurance; and (7) the Company’s receipt of cash proceeds in connection with certain asset sales.

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

The Asset-Based Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including financial covenants relating to the Company’s (1) minimum fixed charge coverage ratio, (2) maximum secured leverage ratio, (3) maximum total leverage ratio, (4) maximum term loan ratio and (5) minimum interest coverage ratio. In addition, the Asset-Based Credit Agreement contains a minimum liquidity covenant requiring the Company to maintain minimum liquidity levels at the end of each month during the life of the Term Loan (consisting of Qualified Cash, subject to a $2,000 cap, plus availability under the ABL Facility). The Company was in compliance with the financial covenants during each of the first six months of fiscal 2013.

Outstanding amounts under the ABL Facility will bear interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

rate elected by the Company, the excess availability under the ABL Facility and the applicable point in the life of the ABL Facility) (the “Applicable Margin”), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the ABL Facility bearing interest based upon the Base Rate will be due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate will be due on the last day of each relevant interest period. The effective interest rate under the ABL Facility for the first six months of fiscal 2013 was 4.65%, which includes amortization of loan origination fees of $544 and commitment fees on unborrowed funds of $182. As of October 27, 2012, the outstanding balance on the ABL Facility was $54,809, of which $9,809 was reflected as currently maturing, short-term debt in the accompanying consolidated balance sheets while the remainder was reflected as long-term debt.

Term Loan

On May 22, 2012, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”). Under the Term Loan Credit Agreement, the Term Loan lender agreed to make a term loan (the “Term Loan”) to the Company in aggregate principal amount of $70,000.

The Term Loan matures on October 31, 2014, but may be extended to December 31, 2015 if the Company’s indebtedness under its convertible subordinated debentures has been refinanced. The Term Loan Credit Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including: (1) certain dispositions of property, divisions, business units or business lines, including any Permitted Divestiture (as defined in the Term Loan Credit Agreement); (2) issuances of debt for the refinancing of the Term Loan; (3) other issuances of debt other than Permitted Debt (as defined in the Term Loan Credit Agreement); (4) issuances of certain equity interests (as defined in the Term Loan Credit Agreement); (5) the Company’s receipt of certain Extraordinary Receipts; and (6) any insurance proceeds in respect of business interruption insurance or loss or destruction of collateral property. The Company is also permitted to voluntarily prepay the Term Loan in whole or in part. Any prepayments are to be made at par, plus an early payment fee calculated in accordance with the terms of the Term Loan Credit Agreement.

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

The Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including quarterly financial covenants relating to the Company’s (1) maximum secured leverage ratio, (2) maximum total leverage ratio, (3) maximum term loan ratio, (4) minimum fixed charge coverage ratio and (5) minimum interest coverage ratio. In addition, the Term Loan Credit Agreement contains a minimum liquidity covenant requiring the Company to maintain minimum liquidity levels at the end of each month during the life of the Term Loan (consisting of Unrestricted Cash plus availability under the ABL Facility). The Company was in compliance with the financial covenants during each of the first six months of fiscal 2013.

The outstanding principal amount of the Term Loan bears interest at a rate per annum equal to the applicable LIBOR rate (calculated as the greater of (1) the current three-month LIBOR rate and (2) 1.5%) plus 11.0%, accruing and paid on a quarterly basis in arrears. The effective interest rate under the term loan credit facility for the first six months of fiscal 2013 was 14.5%, which includes amortization of loan origination fees of $622. During the second quarter, the term loan was reduced by $3 million and as of October 27, 2012, the outstanding balance on the term loan credit agreement of $67,000 was reflected as non-currently maturing, long-term debt in the accompanying consolidated balance sheets.

Former Credit Agreement

The Company entered into its former revolving credit facility (“Credit Agreement”) on April 23, 2010 and was subsequently amended in the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012. The Credit Agreement provided borrowing capacity of $242,500. This capacity consisted of a revolving loan of $200,000 and a delayed draw term loan of up to $42,500, which was used to refinance a portion of the Company’s convertible notes. Interest accrued at a rate of, at the

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

Company’s option, either a Eurodollar rate plus an applicable margin of up to 4.50%, or the lender’s base rate plus an applicable margin of up to 3.50%. The Company also paid a commitment fee on the revolving loan and delayed draw term loan of 0.50% on unborrowed funds. The Credit Agreement was secured by substantially all of the assets of the Company and contained certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge coverage ratio and a limitation on consolidated capital expenditures. The effective interest rate under the Credit Agreement for the first six months of fiscal 2013, until the date of its termination, was 7.39%, which included amortization of loan origination fees of $84 and commitment fees on unborrowed funds of $34.

The Company used a portion of the proceeds of the ABL Facility and the Term Loan to repay outstanding indebtedness under the Credit Agreement.

Convertible Notes

Accounting standards require the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the market interest rate at debt issuance without the conversion feature. The Company had two convertible debt instruments outstanding during fiscal 2013 and had three convertible debt instruments outstanding during portions of fiscal 2012. A fair value must be assigned to the equity conversion options of (1) the Company’s $200,000 convertible subordinated debentures due 2026 (“the 2006 Debentures”), which were issued November 22, 2006 of which $42,500 in aggregate principal amount was repaid in the third quarter of fiscal 2012 and the balance of which was exchanged for the 2011 Debentures described in the following clauses (2) and (3); (2) the Company’s $100,000 convertible subordinated debentures (“the 2011 Debentures”), which were issued on March 1, 2011 of which $100,000 in aggregate original principal amount was outstanding as of October 27, 2012; and (3) the additional $57,500 of the 2011 Debentures, which were issued on July 7, 2011, of which $57,500 in aggregate original principal amount was outstanding as of October 27, 2012 (collectively, the “Convertible Notes”). The value assigned to the equity conversion option results in a corresponding decrease in the value assigned to the carrying value of the debt portion of the instruments.

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

The estimated fair value of the Company’s $100,000 and $57,500 convertible subordinated debentures at October 27, 2012 was approximately $53,616 and $30,829, respectively and the carrying value was $102,324 and $59,034, respectively. The estimated fair value was determined using Level 2 inputs as described in accounting standards for fair value measurement.

NOTE 10 – RESTRUCTURING

In the first half of fiscal 2013 and fiscal 2012, the Company recorded restructuring costs associated with severance related to headcount reductions, which is recorded in selling, general, and administrative expenses (“SG&A”) on the condensed consolidated statements of operations. The following is a reconciliation of accrued restructuring costs for the six months ended October 27, 2012 and October 29, 2011:

	Educational Resources	Accelerated Learning	Corporate	Total
Accrued Restructuring at April 30, 2011	$309	$44	$8	$361
Amounts charged to expense	10	—	—	10
Payments	(178)	(44)	(8)	(230)

Accrued Restructuring at July 30, 2011	$141	$—	$—	$141

Amounts charged to expense	525	704	187	1,416
Payments	(96)	(9)	—	(105)

Accrued Restructuring at October 29, 2011	$570	$695	$187	$1,452

Accrued Restructuring Costs at April 28, 2012	$80	$338	$705	$1,123
Amounts charged to expense	381	400	322	1,103
Payments	(101)	(276)	(188)	(565)

Accrued Restructuring Costs at July 28, 2012	$360	$462	$839	$1,661

Amounts charged to expense	—	—	—	—
Payments	(261)	(200)	(378)	(839)

Accrued Restructuring at October 27, 2012	$99	$262	$461	$822

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

	Three Months Ended		Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Revenue:
Educational Resources	$171,089	$173,222	$344,776	$359,286
Accelerated Learning	65,610	77,986	143,895	167,839
Corporate and intercompany eliminations	167	167	334	334

Total	$236,866	$251,375	$489,005	$527,459

	Three Months Ended		Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Operating income before provision for income taxes:
Educational Resources	$21,320	$12,789	$42,473	$28,953
Accelerated Learning	15,229	16,697	34,445	42,390
Corporate and intercompany eliminations	(11,213)	(7,831)	(23,101)	(18,188)

Operating income	25,336	21,655	53,817	53,155
Impairment of long-term asset	1,414	—	1,414	—
Interest expense	9,315	6,867	19,281	15,869

Income before provision for income taxes	$14,607	$14,788	$33,122	$37,286

	Three Months Ended		Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Depreciation and amortization of intangible assets and development costs:
Educational Resources	$1,397	$1,604	$2,903	$3,212
Accelerated Learning	4,333	4,842	8,811	8,921
Corporate and intercompany eliminations	3,165	3,228	6,265	6,362

Total	$8,895	$9,674	$17,979	$18,495

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$132	$83	$140	$275
Accelerated Learning	1,462	2,284	3,239	4,539
Corporate and intercompany eliminations	1,145	1,897	2,263	2,669

Total	$2,739	$4,264	$5,642	$7,483

NOTE 12 – RESTRICTED CASH

During the first quarter of fiscal 2013, the Company transferred $2,708 of cash into a restricted account. The funds in the restricted account serve as collateral primarily for the Company’s workmen’s compensation insurance and other lease obligations, secured by letters of credit. These restricted funds cannot be withdrawn from our account without prior written consent of the secured parties.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows.

In the second quarter of fiscal 2013, the Company received $3,000 in complete satisfaction of a long-term note receivable related to the divestiture of a business that occurred in fiscal 2008. In fiscal 2008, the divestiture was reported as a discontinued operation from the Company’s School Specialty Media business unit. The settlement of the note receivable in fiscal 2013 resulted in a $1,414 impairment charge.

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

We experienced challenges similar to those of the overall industry in the first six months of fiscal 2013 while we continued to implement changes to improve the effectiveness of the organizational structure of our business. Total revenue of $489.0 million in the first six months of fiscal 2013 was a decline of 7.3% compared to the first six months of fiscal 2012. Educational Resources segment reported a decline in revenue of 4.0% to $344.8 million, but gross margin increased due to improved pricing, inventory planning and merchandising and supply chain management. The Accelerated Learning segment reported a decline in revenue of 14.3% to $143.9 million and a decline in gross margin, caused primarily by lower curriculum related sales in our Science division and lower sales of our agenda products. The Company believes that its curriculum business, notably the science business, has been affected the most severely due to delays in the finalization of Next Generation Science Standards which are expected to be issued in spring of 2013.

The challenges related to the continued depressed educational markets have placed and are expected to continue to place in the near term, increasing pressure on our ability to maintain acceptable levels of liquidity and covenant compliance. In response to these challenges, we have closely managed working capital, including trade payables, as we have continued to work with our vendor base on maintaining favorable payment terms. These actions have temporarily improved our cash flows from operations. We cannot assure you, however, that we will be successful in maintaining these favorable terms. In the event we are unable to do so, this would place increased pressure on our liquidity and ability to maintain covenant compliance.

The Company has continued to pursue its ongoing management initiatives, which drove the year to date gross margin improvements in the Educational Resources segment. We have also made progress on our four previously announced immediate priorities of:

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

SG&A increased as a percentage of revenues was essentially flat at 29.1% in the first six months of fiscal 2013 as compared to 29.0% in the first six months of fiscal 2012. The Company recorded $1.1 million in restructuring charges in the first six months of fiscal 2013. Total permanent headcount is down approximately 10.0% percent in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012. Total SG&A decreased by $10.7 million in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012. The decrease in SG&A is due to a combination of headcount reductions and decreased variable costs, such as transportation, warehouse and selling, associated with the decrease in revenue.

Operating income was $53.8 million for the first six months of fiscal 2013, an increase of $0.6 million from the prior year six month period. Net income was $32.5 million in the first six months of fiscal 2013, an increase of $10.1 million from the prior year six month period, due to lower income taxes.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues for the three and six months ended October 27, 2012 and October 29, 2011:

	Three Months Ended		Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.9	62.2	59.9	60.9

Gross profit	39.1	37.8	40.1	39.1
Selling, general and administrative expenses	29.0	29.2	29.4	29.0

Operating income	10.1	8.6	10.7	10.1
Interest expense, net	3.9	2.7	3.9	3.0

Income before provision for income taxes	6.2	5.9	6.8	7.1
Provision for income taxes	0.1	2.4	0.1	2.8

Earnings before investment in unconsolidated affiliate	6.1%	3.5%	6.7%	4.3%

Three Months Ended October 27, 2012 Compared to Three Months Ended October 29, 2011

Revenue

Revenue decreased 5.8% from $251.4 million for the three months ended October 29, 2011 to $236.9 million for the three months ended October 27, 2012.

Educational Resources segment revenue decreased 1.2% from $173.2 million for the three months ended October 29, 2011 to $171.1 million for the three months ended October 27, 2012. The decline in Educational Resources segment revenue was comprised of a decline of approximately $2.0 million in the supplies category. The decline in the supplies category is related primarily to classroom supplemental products and other specialty brands which schools consider more discretionary than basic school supplies. Sales of basic school supplies and furniture were essentially flat for the three months ended October 29, 2011 compared to the three months ended October 27, 2012.

Accelerated Learning segment revenue decreased by 15.9% from $78.0 million for the three months ended October 29, 2011 to $65.6 million for the three months ended October 27, 2012. Approximately $8 million of the decline was related to decreased school spending for agenda products. The remaining decline was due to continued softness in curriculum purchases related to the Company’s science business unit. In addition, the disposition of our SEEDS of Science product in the fourth quarter of fiscal 2012 contributed to the sales decline.

Gross Profit

Gross profit decreased 2.5%, from $95.1 million for the three months ended October 29, 2011 to $92.7 million for the three months ended October 27, 2012. The decrease in consolidated revenue resulted in approximately $5.0 million of the decline in gross profit had consolidated gross margin remained constant. Gross margin increased 130 basis points from 37.8% for the three months ended October 29, 2011 to 39.1% for the three months ended October 27, 2012 primarily due to improvements in Educational Resources gross margin. The Accelerated Learning segment, which generates a higher gross margin due to its curriculum-based products than the Educational Resources segment, accounted for 28% of the consolidated revenue in the second quarter of fiscal 2013 compared to 31% of the consolidated revenue in the second quarter of fiscal 2012. This shift of sales between segments partially offset the increase in consolidated gross margin by approximately 70 basis points.

Educational Resources segment gross profit increased $3.7 million from $53.4 million for the three months ended October 29, 2011 to $57.1 million for the three months ended October 27, 2012. Gross margin increased by 250 basis points from 30.9% in the second quarter of fiscal 2012 to 33.4% in the second quarter of fiscal 2012. Approximately 225 basis points of the increase were related to margin improvements in furniture and supplies associated with product pricing. The remaining increase of 25 basis points was due to favorable product mix.

Accelerated Learning segment gross profit decreased $5.4 million from $40.8 million for the three months ended October 29, 2011 to $35.4 million for the three months ended October 27, 2012 due to the decreased spending on the Company’s curriculum products for which demand has continued to soften as schools are delaying purchases. Gross margin increased 170 basis points from 52.3% in the second quarter of fiscal 2012 to 54.0% in the second quarter of fiscal 2013 primarily due to favorable product mix.

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

SG&A decreased $6.0 million from $73.4 million for the three months ended October 29, 2011 to $67.4 million for the three months ended October 27, 2012. As a percent of revenue, SG&A decreased from 29.2% for the three months ended October 29, 2011 to 28.4% for the three months ended October 27, 2012. SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $8.8 million and Corporate SG&A increased $2.8 million in the three months ended October 27, 2012 compared to the three months ended October 29, 2011. The increase in Corporate SG&A was related primarily to an increase in employee healthcare costs and professional and outside services.

Educational Resources segment SG&A decreased $4.9 million, or 12.1%, from $40.7 million for the three months ended October 29, 2011 to $35.8 million for the three months ended October 27, 2012. The segment had a decrease of $2.2 million in marketing costs primarily associated with a decrease in catalog costs. In addition, the segment had a decrease of approximately $1.7 million in its variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues. Educational Resources segment SG&A decreased as a percent of revenues from 23.5% for the three months ended October 29, 2011 to 20.9% for the three months ended October 27, 2012.

Accelerated Learning segment SG&A decreased $3.9 million, or 16.2%, from $24.2 million for the three months ended October 29, 2011 to $20.3 million for the three months ended October 27, 2012. The segment had a decrease of approximately $3.1 million in its variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues. Accelerated Learning segment SG&A decreased as a percent of revenues from 30.9% for the three months ended October 29, 2011 to 30.8% for the three months ended October 27, 2012.

Impairment of Long-Term Asset

For the three months ended October 27, 2012, the Company recorded a $1.4 million impairment charge related to the note receivable it had recorded on its balance sheet from the divestiture of the School Specialty Media business in fiscal 2008. The Company received proceeds of $3.0 million that was used to pay down the Term Loan and recorded an impairment charge of $1.4 million.

Interest Expense

Interest expense increased $2.4 million from $6.9 million for the three months ended October 29, 2011 to $9.3 million for the three months ended October 27, 2012. The increase in interest expense was partially due to a $1.4 million early payment fee related to the Company’s repayment of a portion of its Term Loan during the quarter. The remaining increase was related to higher borrowing costs on the Company’s Term Loan as compared with the borrowing costs in the prior year’s former Credit Agreement, partially offset by a $0.3 million reduction in non-cash interest expense associated with the Company’s convertible debt.

Provision for Income Taxes

Provision for income taxes was $0.3 million for the three months ended October 27, 2012 compared to $6.0 million for the three months ended October 29, 2011. The effective tax rate for the three months ended October 27, 2012 was 2.3% compared to 40.9% for the three months ended October 27, 2011. The Company is forecasting a taxable loss for fiscal 2013. The decline in taxes was related to projected annual tax losses for fiscal 2013 for which tax benefits are not expected to be recognized at this time due to valuation allowances.

Six Months Ended October 27, 2012 Compared to Six Months Ended October 29, 2011

Revenue

Revenue decreased 7.3% from $527.5 million for the six months ended October 29, 2011 to $489.0 million for the six months ended October 27, 2012.

Educational Resources segment revenue decreased 4.0% from $359.3 million for the six months ended October 29, 2011 to $344.8 million for the six months ended October 27, 2012. The decline in Educational Resources segment revenue was comprised of a decline of approximately $9.0 million in the supplies category and a decline of approximately $5.5 million in the furniture category. The decline in the supplies category is related primarily to classroom supplemental products and other specialty brands which schools consider more discretionary than basic school supplies.

Accelerated Learning segment revenues decreased by 14.3% from $167.8 million for the six months ended October 29, 2011 to $143.9 million for the six months ended October 27, 2012. Approximately $13 million of the decline was related to decreased school spending on our science division curriculum and the prior year disposition of our SEEDS of Science product line. While the majority of the decline in the science curriculum was anticipated due to large prior year shipments for science adoptions in Indiana, Nevada and New York City that were not expected to repeat in fiscal 2013, the Company believes that school districts continue to delay spending as the impact from the pending changes to Next Generation Science Standards and general economic conditions remains uncertain. Approximately $11 million of the decline is related to our student planner and agenda products as we believe schools consider agenda products more discretionary in nature.

Gross Profit

Gross profit decreased 4.9% from $206.3 million for the six months ended October 29, 2011 to $196.3 million for the six months ended October 27, 2012. The decrease in consolidated revenue accounted for $15.0 million of the decrease in gross profit had gross margins remained constant. Gross margin increased 100 basis points from 39.1% for the six months ended October 29, 2011 to 40.1% for the six months ended October 27, 2012 primarily due to improvements in Educational Resources gross margin. The Accelerated Learning segment generates higher gross margin due to its curriculum-based products than the Educational Resources segment and accounted for 29.4% of consolidated revenue for the six months ended October 27, 2012 compared to 31.8% of consolidated revenue for the six months ended October 29, 2011. This shift in sales between segments partially offset the increase in consolidated gross margin by approximately 50 basis points.

Educational Resources segment gross profit increased $3.7 million from $113.9 million for the six months ended October 29, 2011 to $117.6 million for the six months ended October 27, 2012. Gross margin increased 240 basis points from 31.7% for the six months ended October 29, 2011 to 34.1% for the six months ended October 27, 2012. Approximately 200 basis points of the increase were related to margin improvements in furniture and supplies associated with product pricing. The remaining 40 basis point increase was due to favorable product mix.

Accelerated Learning segment gross profit decreased $12.7 million from $91.0 million for the six months ended October 29, 2011 to $78.3 for the six months ended October 27, 2012. The decrease in gross profit for the six months ended October 27, 2012 compared to October 29, 2011 is due to decreased spending on the Company’s curriculum products for which demand has continued to be soft as schools are delaying purchases. Gross margin increased 20 basis points from 54.2% for the six months ended October 29, 2011 to 54.4% for the six months ended October 27, 2012. Product mix was the primary reason for the increase in gross margin in this segment.

Selling, General and Administrative Expenses

SG&A decreased $10.7 million from $153.2 million for the six months ended October 29, 2011 to $142.5 million for the six months ended October 27, 2012. As a percent of revenue, SG&A increased from 29.0% for the six months ended October 29, 2011 to 29.1% for the six months ended October 27, 2012. SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $14.5 million and Corporate SG&A increased $3.8 million in the first six months of fiscal 2013 as compared to last year’s first six months. The increase in Corporate SG&A was related primarily to an increase in professional and outside services.

Educational Resources segment SG&A decreased $9.8 million, or 11.5%, from $85.0 million for the first six months ended October 29, 2011 to $75.2 million for the six months ended October 27, 2012. The segment had a decrease $3.5 million in marketing costs primarily associated with a decrease in catalog costs related to continued refinements in the Company’s circulation strategy. In addition, reduced volume led to an approximate $3.0 million decrease in its variable costs such as transportation, warehousing, and selling expenses. The segment had a reduction in compensation costs of $3.6 million due to reduced headcount and other compensation-related cost saving actions. Educational Resources segment SG&A decreased as a percent of revenues from 23.7% for the six months ended October 29, 2011 to 21.8% for the six months ended October 27, 2012.

Accelerated Learning segment SG&A decreased $4.7 million, or 9.7%, from $48.6 million for the six months ended October 29, 2011 to $43.9 million for the six months ended October 27, 2012. Reduced volume led to a decrease of approximately $2.8 million in its variable costs such as transportation, warehousing, and selling expenses. The remaining reduction is related primarily to segment headcount reductions and other compensation-related cost saving actions. Accelerated Learning segment SG&A increased as a percent of revenues from 29.0% for the six months ended October 29, 2011 to 30.5% for the six months ended October 27, 2012.

Impairment of Long-Term Asset

For the six months ended October 27, 2012, the Company recorded a $1.4 million impairment charge related to the note receivable it had recorded on its balance sheet from the divestiture of the School Specialty Media business in fiscal 2008. The Company received proceeds of $3.0 million that was used to pay down a portion of the Term Loan and recorded an impairment charge of $1.4 million.

Interest Expense

Interest expense increased $4.5 million from $14.8 million for the six months ended October 29, 2011 to $19.3 million for the six months ended October 27, 2012. The increase in interest expense was due primarily to the write-off of $2.5 million of debt issuance costs related to the Company’s former revolving credit facility which was refinanced in the first quarter of fiscal 2013. In addition, the current year interest expense includes a $1.4 million early payment fee associated with the Company’s repayment of a portion of its Term Loan. The remaining increase was related to higher borrowing costs on the Company’s Term Loan as compared with the borrowing costs in the prior year’s former Credit Agreement. The increase was partially offset by $0.5 million of a decrease in non-cash interest associated with the Company’s convertible notes.

Provision for Income Taxes

The provision for income taxes was $0.6 million for the first six months of fiscal 2013 compared to $15.0 million for the first six months of fiscal 2012. The effective tax rate in the first six months of fiscal 2013 was 1.8% compared to 40.2% for the first six months of fiscal 2012. The Company is forecasting a taxable loss for fiscal 2013. The decline in taxes was related to projected annual tax losses for fiscal 2013 for which tax benefits are not expected to be recognized at this time due to valuation allowances.

Liquidity and Capital Resources

At October 27, 2012, the Company had working capital of $127.9 million. The Company’s capitalization at October 27, 2012 was $395.3 million and consisted of total debt of $295.4 million and shareholders’ equity of $99.9 million.

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

In addition, the ABL Facility and Term Loan require that the Company have minimum liquidity of at least $20.0 million at the end of each of its fiscal months.

The Company closely evaluates its expected ability to remain in compliance with the financial covenants under our ABL Facility and Term Loan Credit Agreement. The recent challenges affecting the Company’s performance have placed, and are expected to continue to place in the near term, pressure on the Company’s ability to maintain acceptable levels of liquidity and to remain in compliance with its covenants. The Company, with its advisors, is pursuing alternatives to improve its liquidity. If the Company fails to improve its liquidity and maintain compliance with these financial covenants and fails to obtain amendments to or waivers under these credit agreements, the Company’s lenders could pursue remedies, which could include an acceleration of our debt. Should such acceleration occur, the Company may have difficulty obtaining sufficient additional funds to refinance the accelerated debt.

The Company was in compliance with the financial covenants described above as of the end of the second quarter of fiscal 2013 and was in compliance with the minimum liquidity covenant as of the end of each fiscal month in the second quarter of fiscal 2013.

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

Net cash provided by operating activities increased $26.3 million to $19.5 million in the first six months of fiscal 2013 as compared to net cash used in operating activities of $6.7 million in the first six months of fiscal 2012. The net cash provided by operating activities increased due primarily to working capital management, including trade payables, as we have continued to work with our vendor base in maintaining favorable payment terms. This improvement in cash provided by operations related to working capital is temporary, however, and the Company expects the year to date improvement in cash from operations to reverse in the second half of fiscal 2013. In the event we are unable to maintain favorable terms, increased pressure will be placed on our liquidity and ability to maintain covenant compliance.

Net cash used in investing activities decreased $2.1 million to $5.4 million in the first six months of fiscal 2013 as compared to $7.5 million for the first six months of fiscal 2012. Additions to property, plant and equipment decreased $1.2 million from the first six months of fiscal 2012 to $2.5 million in the first six months of fiscal 2013. Product development spending decreased $0.6 million from the first six months of fiscal 2012 to $3.2 million in the first six months of fiscal 2012, primarily as a result of a reduction in capital spending by the Company. During the first quarter of fiscal 2013, the Company transferred $2,708 of cash into a restricted account. The funds in the restricted account serve as collateral primarily for the Company’s workmen’s compensation insurance and other lease obligations, secured by letters of credit. These restricted funds cannot be withdrawn from our account without prior written consent of the secured parties. Partially offsetting the increase was the $3.0 million receipt related to the collection of portion of a long-term note receivable which was related to divestiture activity dating back to fiscal 2008. The proceeds from the long-term note receivable were used to reduce the Company’s Term Loan from $70.0 million to $67.0 million during the second quarter of fiscal 2013.

Net cash used in financing activities decreased $17.6 million to $9.1 million in the first six months of fiscal 2013 as compared to net cash provided by financing activities of $8.5 million for the first six months of fiscal 2012. The decrease was due to repayment of debt and funds used to pay for the renegotiated debt agreement in the first quarter of fiscal 2013.

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

There have been no material changes in litigation matters subject to the Company in the second quarter of fiscal 2013.

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

SCHOOL SPECIALTY, INC.
(Registrant)

December 6, 2012	/s/ Michael P. Lavelle
Date	Michael P. Lavelle
Chief Executive Officer
(Principal Executive Officer)

December 6, 2012	/s/ David N. Vander Ploeg
Date	David N. Vander Ploeg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended October 27, 2012 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.