Form 10-Q
period 2013-01-26
SCHOOL SPECIALTY INC
filed 2013-03-07
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2013
Common Stock, $0.001 par value	19,178,949

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2013

		Page Number

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at January 26, 2013, April 28, 2012 and January 28, 2012	1

	Condensed Consolidated Statements of Operations for the Three Months Ended January 26, 2013 and January 28, 2012 and for the Nine Months Ended January 26, 2013 and January 28, 2012	2

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended January 26, 2013 and January 28, 2012 and for the Nine Months Ended January 26, 2013 and January 28, 2012	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended January 26, 2013 and January 28, 2012	4

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42

ITEM 4.	CONTROLS AND PROCEDURES	43

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	44

ITEM 1A.	RISK FACTORS	44

ITEM 6.	EXHIBITS	48

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	January 26, 2013	April 28, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,310	$484	$975
Restricted cash	1,736	—	—
Accounts receivable, less allowance for doubtful accounts of $941, $2,072 and $1,877, respectively	57,299	62,826	64,290
Inventories	86,667	100,504	79,715
Deferred catalog costs	12,363	11,737	15,412
Prepaid expenses and other current assets	10,356	11,111	12,873
Refundable income taxes	2,546	3,570	—
Deferred taxes	6,862	4,797	5,737

Total current assets	183,139	195,029	179,002
Property, plant and equipment, net	47,352	57,491	57,754
Goodwill	—	41,263	41,065
Intangible assets, net	111,937	124,242	126,860
Development costs and other	35,644	35,206	33,847
Deferred taxes long-term	47	390	26,459
Investment in unconsolidated affiliate	8,464	9,900	18,907

Total assets	$386,583	$463,521	$483,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$309,268	$955	$957
Accounts payable	64,039	74,244	65,302
Accrued compensation	3,935	8,094	4,234
Deferred revenue	2,856	3,095	3,576
Accrued income taxes	—	—	8,476
Other accrued liabilities	15,516	18,932	17,019

Total current liabilities	395,614	105,320	99,564
Long-term debt - less current maturities	—	289,668	265,112
Other liabilities	407	587	688

Total liabilities	396,021	395,575	365,364

Commitments and contingencies - Note 13

Shareholders’ equity:
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,599,159; 24,300,545 and 24,300,545 shares issued, respectively	24	24	24
Capital paid-in excess of par value	445,629	444,428	443,897
Treasury stock, at cost 5,420,210; 5,420,210 and 5,420,210 shares, respectively	(186,637)	(186,637)	(186,637)
Accumulated other comprehensive income	22,471	23,631	22,914
Accumulated deficit	(290,925)	(213,500)	(161,668)

Total shareholders’ equity (deficit)	(9,438)	67,946	118,530

Total liabilities and shareholders’ equity (deficit)	$386,583	$463,521	$483,894

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Revenue	$80,791	$85,258	$569,796	$612,717
Cost of revenue	51,385	54,630	344,093	375,753

Gross profit	29,406	30,628	225,703	236,964
Selling, general and administrative expenses	60,229	54,048	202,709	207,229
Other general expenses, net	—	(4,376)	—	(4,376)
Impairment charges	45,789	107,501	45,789	107,501

Operating loss	(76,612)	(126,545)	(22,795)	(73,390)

Other expense:
Impairment of long-term asset	—	—	1,414	—
Interest expense	8,028	6,293	27,309	21,072
Early termination of long-term indebtedness	25,054	—	25,054	—
Expense associated with convertible debt exchange	—	—	—	1,090

Loss before benefit from income taxes	(109,694)	(132,838)	(76,572)	(95,552)
Benefit from income taxes	(1,185)	(29,832)	(583)	(14,860)

Loss before investment in unconsolidated affiliate	(108,509)	(103,006)	(75,989)	(80,692)

Equity in losses of investment in unconsolidated affiliate	(1,418)	(1,608)	(1,436)	(1,493)

Net loss	$(109,927)	$(104,614)	$(77,425)	$(82,185)

Weighted average shares outstanding:
Basic and Diluted	18,930	18,880	18,920	18,878

Net loss per share:
Basic and Diluted	$(5.81)	$(5.54)	$(4.09)	$(4.35)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	For the Three Months Ended		For the Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Net loss	$(109,927)	$(104,614)	$(77,425)	$(82,185)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(15)	(689)	(1,160)	(3,476)

Total comprehensive loss	$(109,942)	$(105,303)	$(78,585)	$(85,661)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Nine Months Ended
	January 26, 2013	January 28, 2012
Cash flows from operating activities:
Net loss	$(77,425)	$(82,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	21,034	22,351
Amortization of development costs	5,136	4,950
Amortization of debt fees and other	4,510	2,157
Impairment charges	45,789	107,501
Impairment of long-term asset	1,414	—
Early termination of long-term indebtedness	25,054	—
Equity in losses of investment in unconsolidated affiliate	1,436	1,493
Share-based compensation expense	1,292	1,867
Deferred taxes	(1,943)	(27,607)
(Gain) on sale of assets	—	(4,376)
Expense associated with convertible debt exchange	—	1,090
Non-cash convertible debt interest expense	6,828	7,290
Changes in current assets and liabilities
Accounts receivable	5,620	2,101
Inventories	13,838	30,815
Deferred catalog costs	(978)	1,227
Prepaid expenses and other current assets	1,776	1,638
Accounts payable	(10,716)	(20,693)
Accrued liabilities	(8,177)	(15,588)

Net cash provided by operating activities	34,488	34,031

Cash flows from investing activities:
Additions to property, plant and equipment	(3,556)	(6,616)
Change in restricted cash	(1,736)	—
Investment in product development costs	(4,788)	(5,560)
Proceeds from sale of assets	—	6,650
Proceeds from note receivable	3,000	—

Net cash used in investing activities	(7,080)	(5,526)

Cash flows from financing activities:
Proceeds from bank borrowings	1,029,128	500,300
Repayment of debt and capital leases	(1,042,457)	(493,488)
Redemption of convertible debt	—	(42,500)
Payment of debt fees and other	(9,253)	(1,663)

Net cash provided by (used in) financing activities	(22,582)	(37,351)

Net increase (decrease) in cash and cash equivalents	4,826	(8,846)
Cash and cash equivalents, beginning of period	484	9,821

Cash and cash equivalents, end of period	$5,310	$975

Supplemental disclosures of cash flow information:
Interest paid	$14,935	$12,912
Income taxes paid	$409	$14,077

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature unless otherwise noted) considered necessary for a fair presentation have been included. The balance sheet at April 28, 2012 has been derived from School Specialty, Inc.’s (“School Specialty” or the “Company”) audited financial statements for the fiscal year ended April 28, 2012. For further information, refer to the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

Bankruptcy Filing

On January 28, 2013 (the “Petition Date”), School Specialty, Inc. and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) are being jointly administered as Case No. 13-10125 (KJC) under the caption “In re School Specialty, Inc., et al.” The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Chapter 11 Cases.

The Chapter 11 Cases were filed in response to an environment of ongoing declines in school spending and a lack of sufficient liquidity, including trade credit provided by the Debtors’ vendors, to permit the Debtors to pursue their business strategy to position the School Specialty brands successfully for the long term. As part of the Chapter 11 Cases and as discussed further below, the Debtors’ goal is to develop and implement a Chapter 11 plan that meets the standards for confirmation under the Bankruptcy Code. This includes a plan to either sell all or a portion of the Debtors’ assets pursuant to Section 363 of the Bankruptcy Code or to seek confirmation of a Chapter 11 reorganization plan providing for such a sale or other arrangement. A sale pursuant to Section 363 of the Bankruptcy Code or the confirmation of a Chapter 11 reorganization plan could materially alter the classifications and amounts reported in the Company’s condensed consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan or other arrangement or the effect of any operational changes that may be implemented.

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company’s property. Accordingly, although the Company defaulted on certain of the Debtors’ debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of the Company’s pre-petition liabilities are subject to settlement under a reorganization plan or in connection with a Section 363 sale. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a confirmed reorganization plan or other arrangement may materially change the amounts and classifications in the Company’s condensed consolidated financial statements.

Subsequent to the Petition Date, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations. These obligations related to certain employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

services received after the Petition Date. The Company has retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Company in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Company may seek Bankruptcy Court approval to retain additional professionals.

The U.S. Trustee for the District of Delaware (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court on all matters affecting the Debtors. There can be no assurance that the UCC will support the Company’s positions on matters to be presented to the Bankruptcy Court in the future or on any reorganization plan, once proposed.

Section 363 Sale or Reorganization Plan

In order for the Company to emerge successfully from Chapter 11, the Company may determine that it is in the best interests of the Debtors’ estates to seek Bankruptcy Court approval of a sale of all or a portion of the Company’s assets pursuant to Section 363 of the Bankruptcy Code or seek confirmation of a reorganization plan providing for such a sale or other arrangement. The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. A Section 363 Sale or a reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

The Company presently expects that any proposed Section 363 reorganization plan will provide, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company. Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Company will be able to secure approval for the Company’s proposed reorganization plan from the Bankruptcy Court or that the Company’s proposed plan will be accepted by its lenders. In the event the Company does not secure approval of the reorganization plan, the outstanding principal and interest could become immediately due and payable.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to comply with the financial and other covenants contained in the ABL DIP Agreement and the Ad Hoc DIP Agreement (the “DIP Credit Agreements”— see Note 9), the Bankruptcy Court’s approval of the Company’s Section 363 sale or reorganization plan and the Company’s ability to successfully implement the Company’s plan and obtain exit financing, among other factors. As a result of the Chapter 11 Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreements), for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, the reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

In the quarter ended January 26, 2013, the Company incurred $4,732 of legal, professional and financial fees related to matters that culminated in the bankruptcy filing.

On February 6, 2013, the NASDAQ Stock Market, Inc. (the “NASDAQ”) suspended trading in the Company’s common stock following our announcement of the commencement of the Chapter 11 Cases and delisted the Common Stock effective March 1, 2013. The Company’s common stock now trades on the Over The Counter (“OTC”) Bulletin Board under the symbol “SCHSQ”.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that either all, or some portion, of the deferred tax assets will not be realized. The realization is dependent upon the future generation of taxable income, reversal of deferred tax liabilities, tax planning strategies, and expiration of tax attribute carryovers. As a result, the Company concluded that the realization of a majority of the deferred tax assets no longer met the more likely than not threshold. Therefore, a tax valuation allowance of $32,638 was recorded in the fourth quarter of fiscal 2012 against a majority of the net deferred tax assets. In the third quarter of fiscal 2013, the Company reduced its tax valuation allowance by $1,675 as a result of an increased estimated taxable loss for the current fiscal year which is eligible to be carried back to offset fiscal 2011 tax income. As of January 26, 2013, the Company has no unremitted earnings from foreign investments for which taxes have not been paid.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at January 26, 2013, April 28, 2012 and January 28, 2012, was $407, $587 and $688, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its condensed consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 3 – SHAREHOLDERS’ EQUITY (DEFICIT)

Changes in condensed consolidated shareholders’ equity (deficit) during the nine months ended January 26, 2013 and January 28, 2012 were as follows:

Shareholders’ equity balance at April 28, 2012	$67,946
Net loss	(77,425)
Share-based compensation expense	1,292
Tax deficiency on options cancelled	(91)
Foreign currency translation adjustment	(1,160)

Shareholders’ deficit balance at January 26, 2013	$(9,438)

Shareholders’ equity balance at April 30, 2011	$201,629
Net loss	(82,185)
Share-based compensation expense	1,867
Tax deficiency on option exercises	(111)
Exchange of convertible debt	806
Foreign currency translation adjustment	(3,476)

Shareholders’ equity balance at January 28, 2012	$118,530

NOTE 4 – EARNINGS (LOSS) PER SHARE

Earnings (Loss) Per Share

The following information presents the Company’s computations of basic earnings (loss) per share (“Basic EPS”) and diluted earnings (loss) per share (“Diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Net Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended January 26, 2013:
Basic and diluted EPS	$(109,927)	18,930	$(5.81)

Three months ended January 28, 2012:
Basic and diluted EPS	$(104,614)	18,880	$(5.54)

	Net Loss (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Nine months ended January 26, 2013:
Basic and diluted EPS	$(77,425)	18,920	$(4.09)

Nine months ended January 28, 2012:
Basic and diluted EPS	$(82,185)	18,878	$(4.35)

The Company had stock options outstanding of 2,632 and 2,270 during the three and nine months ended January 26, 2013, respectively, that were not included in the computation of Diluted EPS because they were anti-dilutive. The Company had stock options outstanding of 1,865 and 1,823 during the three and nine months ended January 28, 2012, that were not included in the computation of Diluted EPS because they were anti-dilutive.

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

NOTE 5 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

The Company has three share-based employee compensation plans under which awards were outstanding as of January 26, 2013: the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All plans have been approved by the Company’s shareholders. The purpose of the 1998 Plan, the 2002 Plan and the 2008 Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. No new grants may be made under the 1998 Plan, which expired on June 8, 2008 or under the 2002 Plan, which expired on June 11, 2012. Under the 2008 Plan, the maximum number of equity awards available for grant is 2,000 shares.

A summary of option activity during the nine months ended January 26, 2013 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 28, 2012	2,356	$19.18	1,009	$32.20
Granted	463	2.85
Exercised	—	—
Canceled	(262)	28.19

Balance at January 26, 2013	2,557	$15.31	1,096	$27.05

The following table details supplemental information regarding stock options outstanding at January 26, 2013:

	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value

Options outstanding	7.34	$—
Options vested and expected to vest	7.28	—
Options exercisable	5.28	—

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Underlying Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Shares Underlying Options	Weighted- Average Exercise Price
$ 2.26 - $ 3.29	829	9.24	$2.64	108	$2.26
$ 3.30 - $13.78	684	8.77	8.75	88	13.75
$13.79 - $31.58	548	6.16	22.46	404	23.56
$31.59 - $39.71	496	3.49	37.65	496	37.65

	2,557	7.34	$15.31	1,096	$27.05

Options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Options granted to directors and non-employee officers of the Company vest over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. Prior to fiscal 2009, the Company issued new shares of common stock to settle shares due upon option exercise. In fiscal 2009, the Company’s option plans were amended to allow for the net settlement of the exercise price and related employee tax withholding liabilities for non-qualified stock option exercises. For the nine months ended January 26, 2013 and January 28, 2012, no shares were issued upon the exercise of stock options.

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

The Company also uses a combination of Non-Vested Stock Units (NSUs) and restricted shares. The following table presents the amounts granted in the three and nine months ended January 26, 2013 and January 28, 2012 for these types of awards:

	For the Three Months Ended				For the Nine Months Ended
	January 26, 2013		January 28, 2012		January 26, 2013		January 28, 2012
	# of shares awarded	Approximate fair value	# of shares awarded	Approximate fair value	# of shares awarded	Approximate fair value	# of shares awarded	Approximate fair value
Director NSUs	—	$—	—	$—	46	$131	14	$194
Restricted shares	—	$—	—	$—	43	$120	—	$—

There were no Restricted Stock Units (“RSUs”) granted in the third quarter of fiscal 2013. In the first nine months of fiscal 2013, the Company awarded 43 RSU shares to a key senior executive and other members of management. The RSUs will vest ratably over a three year period. The approximate fair value of the grant in the first nine months of fiscal 2013 was $120. There were no RSUs granted in the first nine months of fiscal 2012.

Director NSU awards vest one year from the date of grant and the Company recognizes share-based compensation expense related to these time-based NSU awards on a straight-line basis over the vesting period. The restricted shares in the above table were granted to Company employees and vest over a three year period, 33% after the first year, 66% (cumulative) after the second year and 100% (cumulative) after the third year. No performance-based NSUs have been granted in the first nine months of either fiscal 2013 or fiscal 2012. Performance-based NSUs granted in prior years to Company management vest at the end of a three-year cycle and result in an issuance of shares of the Company’s common

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

stock if targeted metrics are achieved at a threshold level or above. Performance-based NSUs will be settled in shares of Company common stock with actual shares issued ranging from 80% of the targeted number of shares if performance is at the threshold level up to 200% of the target number of shares if performance is at or above the maximum level. The Company recognizes share-based compensation expense for performance-based NSUs on a straight line over the vesting period adjusted for changes in the expected level of performance.

The following table presents the share-based compensation expense/ (income) recognized during the three and nine months ended January 26, 2013 and January 28, 2012:

	For the Three Months Ended				For the Nine Months Ended
	January 26, 2013		January 28, 2012		January 26, 2013		January 28, 2012
	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$407	$249	$464	$284	$960	$588	$1,166	$714
Management NSUs	—	—	87	53	—	—	259	159
Director NSUs	33	20	48	29	109	67	149	91
Management RSUs	129	79	87	53	223	136	293	179

Total stock-based compensation expense	$569		$686		$1,292		$1,867

The stock-based compensation expense is reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The income tax benefit recognized related to share-based compensation expense was $221 and $266 for the three months ended January 26, 2013 and January 28, 2012, respectively, and was $502 and $724 for the nine months ended January 26, 2013 and January 28, 2012, respectively. The Company recognized share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

The total unrecognized share-based compensation expense as of January 26, 2013 and January 28, 2012 was as follows:

	January 26, 2013	January 28, 2012
Stock Options, net of estimated forfeitures	$2,629	$3,704
NSUs	$50	$163
RSUs	$1,127	$1,313

The Company expects to recognize this expense over a weighted average period of approximately 2.34 years.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

There were no options granted during the three months ended January 26, 2013. The weighted average fair value of options granted during the three months ended January 28, 2012 was$1.70. The weighted average fair value of options granted during the nine months ended January 26, 2013 and January 28, 2012 was $1.27 and $5.04, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	For the Nine Months Ended
	January 26, 2013	January 28, 2012
Average-risk free interest rate	0.95%	2.11%
Expected volatility	48.15%	35.98%
Expected term	5.5 years	5.5 years

	For the Three Months Ended		For the Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Total intrinsic value of stock options exercised	$—	$—	$—	$—
Cash received from stock option exercises	$—	$—	$—	$—
Income tax deficiency from stock option/NSU activity	$—	$(82)	$(91)	$(111)

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, excluding goodwill:

January 26, 2013	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,782	$(24,669)	$12,113
Publishing rights (15 to 25 years)	113,260	(38,616)	74,644
Non-compete agreements (5 to 10 years)	150	(127)	23
Tradenames and trademarks (10 to 30 years)	3,504	(1,376)	2,128
Order backlog and other (less than 1 to 13 years)	1,766	(1,212)	554
License agreement (10 years)	14,506	(6,441)	8,065

Total amortizable intangible assets	169,968	(72,441)	97,527

Non-amortizable intangible assets:
Tradenames and trademarks	14,410	—	14,410

Total non-amortizable intangible assets	14,410	—	14,410

Total intangible assets	$184,378	$(72,441)	$111,937

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

April 28, 2012	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,905	$(22,984)	$13,921
Publishing rights (15 to 25 years)	113,260	(34,408)	78,852
Non-compete agreements (3.5 to 10 years)	5,480	(5,300)	180
Tradenames and trademarks (10 to 30 years)	3,504	(1,232)	2,272
Order backlog and other (less than 1 to 13 years)	1,766	(1,133)	633
Perpetual license agreements (10 years)	14,506	(5,232)	9,274

Total amortizable intangible assets	175,421	(70,289)	105,132

Non-amortizable intangible assets:
Tradenames and trademarks	19,110	—	19,110

Total non-amortizable intangible assets	19,110	—	19,110

Total intangible assets	$194,531	$(70,289)	$124,242

January 28, 2012	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,858	$(22,356)	$14,502
Publishing rights (15 to 25 years)	113,260	(33,006)	80,254
Non-compete agreements (3.5 to 10 years)	5,481	(5,186)	295
Tradenames and trademarks (10 to 30 years)	3,504	(1,185)	2,319
Order backlog and other (less than 1 to 13 years)	1,767	(1,095)	672
License agreement (10 years)	14,506	(4,798)	9,708

Total amortizable intangible assets	175,376	(67,626)	107,750

Non-amortizable intangible assets:
Tradenames and trademarks	19,110	—	19,110

Total non-amortizable intangible assets	19,110	—	19,110

Total intangible assets	$194,486	$(67,626)	$126,860

Intangible amortization expense included in selling, general and administrative expense for the three months ended January 26, 2013 and January 28, 2012 was $2,476 and $2,642, respectively, and $7,581 and $7,953 for the nine months ended January 26, 2013 and January 28, 2012, respectively.

Intangible amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2013 is estimated to be:

Fiscal 2013 (three months remaining)	$2,490
Fiscal 2014	9,665
Fiscal 2015	9,448
Fiscal 2016	9,257
Fiscal 2017	8,503
Fiscal 2018	6,582

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The following information presents changes to goodwill during the period beginning January 28, 2012 through January 26, 2013:

	Reporting Units			Reporting Units
	Education Resources	Califone	Educational Resources Segment	Science	Planning and Student Development	Reading	Health	Accelerated Learning Segment	Total
Balance at January 28, 2012
Goodwill	$249,695	$14,852	264,547	$75,652	$181,073	$17,474	$—	$274,199	$538,746
Accumulated impairment losses	$(249,695)	$(10,959)	(260,654)	$(75,652)	$(153,603)	$(7,772)	$—	$(237,027)	$(497,681)

Balance at January 28, 2012	$—	$3,893	$3,893	$—	$27,470	$9,702	$—	$37,172	$41,065

Fiscal 2012 Activity:
Currency translation adjustment	—	—	—	—	197	—	—	197	197

Balance at April 28, 2012
Goodwill	$249,695	$14,852	264,547	$75,652	$182,907	$17,474	$—	$276,033	$540,580
Accumulated impairment losses	$(249,695)	$(10,959)	(260,654)	$(75,652)	$(155,239)	$(7,772)	$—	$(238,663)	$(499,317)

Balance at April 28, 2012	$—	$3,893	$3,893	$—	$27,668	$9,702	$—	$37,370	$41,263

Fiscal 2013 Activity:
Currency translation adjustment	—	—	—	—	(174)	—	—	(174)	(174)

Balance at January 26, 2013
Goodwill	$249,695	$14,852	264,547	$75,652	$182,733	$17,474	$—	$275,859	$540,406
Accumulated impairment losses	$(249,695)	$(14,852)	(264,547)	$(75,652)	$(182,733)	$(17,474)	$—	$(275,859)	$(540,406)

Balance at January 26, 2013	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

During the first quarter of fiscal 2013, the Company performed its annual goodwill and indefinite-lived intangible asset impairment test. In connection with the preparation of the financial statements for the third quarter of fiscal 2013, the Company concluded a triggering event had occurred which would more likely than not reduce the fair value of the reporting units below their carrying value. The triggering event was a combination of the declines in the Company’s forecasted future years’ operating results and cash flows, and the liquidity concerns and eventual default under pre-bankruptcy credit agreements. As a result of the Company’s performance of the goodwill and indefinite-lived intangible asset impairment test as detailed below, the Company recorded an impairment charge of $41,089 for goodwill and $4,700 for indefinite-lived intangible assets.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

In performing the impairment assessment, the Company estimated the fair value of its reporting units using the following valuation methods and assumptions:

1.	Income Approach (discounted cash flow analysis) – the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of a reporting unit and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting units and the discount rate. Due to persistent weakness in the industry and the Company’s revenue, as well as the anticipated near-term operational challenges resulting from the Chapter 11 cases, projected cash flows and terminal value growth rates were reduced in the fiscal 2013 third quarter discounted cash flow analysis, with corresponding adjustments of discount rates to reflect risks inherent in those updated projected cash flows. The growth rates used for the terminal value calculations and the discount rates of the respective reporting units were as follows:

	January 26, 2013		April 29, 2012
	Terminal Value	Discount	Terminal Value	Discount
	Growth Rates	Rate	Growth Rates	Rate
Education Resources	2.0%	14.5%	2.0%	17.7%
Califone	2.0%	14.5%	2.0%	16.6%
Science	1.5%	11.5%	2.4%	14.1%
Planning and Student Development	2.0%	11.5%	3.0%	16.5%
Reading	2.0%	11.5%	2.0%	17.7%
Health	2.0%	11.5%	2.0%	16.5%

2.	Market Approach (market multiples) – this method begins with the identification of a group of peer companies in the same or similar industries as the company reporting unit being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a ratio of enterprise value to projected revenue as appropriate valuation metrics. These two metrics were evenly weighted for the Reading, Planning and Student Development, and Health reporting units. Various operating performance measurements of the reporting unit being valued are then benchmarked against the peer group and a discount rate or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the reporting unit being valued to arrive at an estimate of its fair value. A control premium is then applied to the equity value. Eleven companies were deemed relevant to the Planning and Student Development, Health, and Reading reporting units and ten companies were deemed relevant to the Education Resources and Califone reporting units under the guideline public company method to provide an indication of value. A control premium was then applied to the enterprise value of the reporting unit. The control premium was established based on a review of transactions over a 36 month period. The resulting multiples and control premiums were as follows:

	January 26, 2013			April 29, 2012
	EBITDA	Revenue	Control	EBITDA	Revenue	Control
	Multiples	Multiples	Premium	Multiples	Multiples	Premium
Education Resources	6.2x	N/A	10.3%	4.2x	N/A	13.5%
Califone	6.2x	N/A	10.3%	3.9x	N/A	13.5%
Reading	7.7x	1.1x	11.7%	5.8x	1.2x	15.3%
Health	7.7x	1.1x	11.7%	N/A	N/A	N/A
Planning and Student Development	7.7x	1.1x	11.7%	4.6x	0.8x	15.3%

Based upon the assessment performed in the third quarter of fiscal 2013, the Califone, Planning and Student Development and Reading reporting units failed step one of the goodwill impairment test, requiring a step two analysis with respect to

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

those reporting units. In step two, the Company allocated the fair value of the reporting units to all of the assets and liabilities of the reporting units, including any unrecognized intangible assets, in a hypothetical calculation to determine the implied fair value of the goodwill. The impairment charge, if any, is measured as the difference between the implied fair value of goodwill and its carrying value.

As a result of this analysis, $41,089 of goodwill was considered impaired during the third quarter of fiscal 2013. Assumptions utilized in the impairment analysis are subject to significant management judgment. Changes in estimates or the application of alternative assumptions could have produced significantly different results. As shown above in the table, the Califone reporting unit, which is part of the Educational Resources segment, and the Reading and Planning and Student Development reporting units, which are part of the Accelerated Learning segment, were determined to have impairments of their goodwill balance as of January 26, 2013.

Due to the triggering events described above, the Company also performed an impairment test of its indefinite-lived intangible assets during the third quarter of fiscal 2013. The Company utilized an income approach, whereby the assets are valued by reference to the amount of royalty income generated if the assets were licensed to a third party. In this method, a sample of comparable guideline royalty or license agreements was analyzed. The Company recorded a $4,700 impairment charge related to non-amortizable tradenames in the Accelerated Learning segment. The following table presents a summary of the carrying value of indefinite-lived intangible assets:

	Educational Resources	Accelerated Learning	Total
Tradenames	$—	$38,890	$38,890
Trademarks	1,430	—	1,430
Accumulated impairment loss	(1,020)	(24,890)	(25,910)

Balance at January 26, 2013:	$410	$14,000	$14,410

NOTE 7 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

Investment in unconsolidated affiliate is accounted for under the equity method, and consisted of the following:

	Percent- Owned	January 26, 2013	April 28, 2012	January 28, 2012
Carson - Dellosa Publishing, LLC	35%	$8,464	$9,900	$18,907

The Company holds a 35% interest, accounted for under the equity method, in Carson-Dellosa Publishing. The Company recorded pre-tax income (loss) for its 35% minority equity interest in Carson-Dellosa Publishing, LLC in the following amounts: $(1,418) and $(1,436) for the three and nine months ended January 26, 2013 and $(1,608) and $(1,493) for the three and nine months ended January 28, 2012, respectively.

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Income and (losses) are reflected in “Equity in income/ (losses) of investment in unconsolidated affiliate” on the condensed consolidated statement of operations.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	January 26, 2013	April 28, 2012	January 28, 2012
Land	$158	$158	$158
Projects in progress	7,114	8,789	6,712
Buildings and leasehold improvements	29,731	29,863	29,854
Furniture, fixtures and other	106,386	101,882	100,067
Machinery and warehouse equipment	39,646	39,337	39,467

Total property, plant and equipment	183,035	180,028	176,258
Less: Accumulated depreciation	(135,683)	(122,537)	(118,504)

Net property, plant and equipment	$47,352	$57,491	$57,754

Depreciation expense for the three months ended January 26, 2013 and January 28, 2012 was $4,574 and $5,172, respectively, and $13,453 and $14,398 for the nine months ended January 26, 2013 and January 28, 2012, respectively.

NOTE 9 – DEBT

Long-term debt consisted of the following:

	January 26, 2013	April 28, 2012	January 28, 2012
Credit Agreement, maturing in 2014	$—	$121,125	$98,487
Asset-Based Credit Agreement, maturing in 2014	41,589	—	—
Term Loan Credit Agreement, maturing in 2014	92,054	—	—
3.75% Convertible Subordinated Notes due 2026, issued 2011, net of unamortized discount	163,688	156,859	154,687
Sale-leaseback obligations, effective rate of 8.97%, expiring in 2020	11,937	12,639	12,895

Total debt	309,268	290,623	266,069
Less: Current maturities	(309,268)	(955)	(957)

Total long-term debt	$—	$289,668	$265,112

Bankruptcy Filing and Bankruptcy-Related Debt

On January 28, 2013 (the “Petition Date”), School Specialty, Inc. and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) are being jointly administered as Case No. 13-10125 (KJC) under the caption “In re School Specialty, Inc., et al.” The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Chapter 11 Cases.

The Chapter 11 Cases were filed in response to an environment of ongoing declines in school spending and a lack of sufficient liquidity, including trade credit provided by the Debtors’ vendors, to permit the Debtors’ to pursue their business strategy to position the School Specialty brands successfully for the long term. As part of the Chapter 11 Cases and as discussed further below, the Debtors’ goal is to develop and implement a Chapter 11 plan that meets the standards for confirmation under the Bankruptcy Code. This includes a plan to either sell all or a portion of the Debtors’ assets pursuant to Section 363 of the Bankruptcy Code or to seek confirmation of a Chapter 11 reorganization plan providing for such a sale or other arrangement. A sale pursuant to Section 363 of the Bankruptcy Code or the confirmation of a Chapter 11

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

reorganization plan could materially alter the classifications and amounts reported in the Company’s condensed consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan or other arrangement or the effect of any operational changes that may be implemented.

Subsequent to filing the Chapter 11 cases described in Note 1, on January 31, 2013, the Company entered into a Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Bayside DIP Agreement”) by and among the Company, certain of its subsidiaries, Bayside Finance, LLC (“Bayside”) (as Administrative Agent and Collateral Agent), and the lenders party to the Bayside Credit Agreement and a Debtor-in-Possession Credit Agreement (the “ABL DIP Agreement”) by and among Wells Fargo Capital Finance, LLC (as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner) and GE Capital Markets, Inc. (as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent), General Electric Capital Corporation (as Syndication Agent), and the lenders that are party to the Asset-Based Credit Agreement (the “Asset-Based Lenders”) and the Company and certain of its subsidiaries.

The Bayside DIP Agreement provided for a senior secured, super-priority revolving credit facility of up to $50,000 (the “Bayside Facility”), with an initial borrowing upon closing of $15,000, and subsequent anticipated borrowings in later weeks based on certain availability limitations. In addition, upon entry of the final order of the Bankruptcy Court, all unpaid amounts in respect of loans under the Credit Agreement dated as of May 22, 2012, by and among the Company, certain subsidiaries of the Company, Bayside (as Administrative Agent and Collateral Agent), and the lenders under that agreement (the “Prepetition Term Loan Agreement”), including the Early Payment Fee (as defined in the Prepetition Term Loan Agreement), which was payable as a result of the acceleration of the Prepetition Term Loan Agreement, plus accrued and unpaid interest through that date, and any additional unpaid fees, costs and expenses, would be refinanced and converted into term loans under the Bayside DIP Agreement.

Borrowings by the Company under the Bayside Facility were subject to borrowing limitations based on the exhaustion of availability of credit under the ABL Facility (as defined below) and certain other conditions. The principal amounts outstanding under the Bayside Facility bore interest based on applicable LIBOR or base rates plus margins as set forth in the Bayside DIP Agreement. Upon the occurrence of an event of default in the Bayside DIP Agreement, an additional default interest rate of 3.0% per annum applied. The Bayside DIP Agreement also provided for certain additional fees payable to the agents and lenders.

Borrowings under the Bayside DIP Agreement were required to be used to pay (i) certain pre-petition expenses of the Debtors and other costs authorized by the Bankruptcy Court, (ii) obligations under the Bayside DIP Agreement and other loan documents, and (iii) post-petition operating expenses and to fund working capital of the Debtors and other agreed-upon costs and expenses of administration of the Chapter 11 Cases.

All borrowings under the Bayside DIP Agreement were required to be repaid on the earliest of (i) June 30, 2013, and (ii) the date of termination of the Bayside DIP Agreement, whether pursuant to the consummation of a sale of substantially all of the assets of the Debtors under section 363 of the Bankruptcy Code, or (iii) certain other termination events.

The Bayside DIP Agreement provided for certain customary events of default and affirmative and negative covenants, including affirmative covenants requiring the Company to provide financial information, appraisals, budgets and other information, and negative covenants restricting the ability of the Company and its subsidiaries to incur additional indebtedness, grant liens, make investments, make certain payments, sell assets, suspend business activities or take certain other actions.

Pursuant to a Security and Pledge Agreement, the Bayside Facility was secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Bayside Lenders (the “Intercreditor Agreement”) the Bayside Lenders had a first priority security interest in all interests in real property, all intellectual property, all equipment and fixtures, and certain other assets of the Company and its subsidiaries, and had a second priority security interest in accounts receivable, inventory and certain other assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the Asset-Based Lenders in such assets, and a first priority security interest in all other assets.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The ABL DIP Agreement provides a revolving senior secured asset-based credit facility (the “ABL Facility”) in an aggregate principal amount of $175,000. The amount of revolving loans made during any one week is based on certain conditions, including the budget supplied by the Company. Outstanding amounts under the ABL Facility bear interest at a rate per annum equal to either: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus 2.75%, or (2) a LIBOR rate plus 3.75%. The default interest rate is three percentage points above the otherwise applicable rate. Interest on loans under the ABL Facility bearing interest based upon the Base Rate is due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate is due on the last day of each relevant interest period.

Pursuant to a Guaranty and Security Agreement, the ABL Facility is secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Pursuant to an interim order of the Bankruptcy Court, the Asset-Based Lenders have a first priority security interest in accounts receivable, inventory and certain other assets of the Company and the guarantor subsidiaries, and a second priority security interest in certain other assets including real property and equipment, subordinate only to the first priority security interest of the lenders under the Ad Hoc DIP Agreement (as defined below) in such other assets.

The ABL DIP Agreement contains customary events of default and affirmative and negative covenants, including (but not limited to) affirmative covenants relating to reporting, appointment of a chief restructuring officer, and bankruptcy transaction milestones, and negative covenants related to the financing order of the Bankruptcy Court, additional indebtedness, liens, assets, fundamental changes, and use of proceeds.

In connection with the entry into the Ad Hoc DIP Agreement (as defined below), the Company and the Asset-Based Lenders entered into an amendment to the ABL DIP Agreement.

On February 27, 2013, the Company entered into a Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Ad Hoc DIP Agreement”) by and among the Company, certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent and the lenders party to the Ad Hoc DIP Agreement.

The Ad Hoc DIP Agreement provides for a senior secured, super-priority revolving credit facility of up to $155,000 (the “Ad Hoc Facility”), with an initial borrowing upon closing of $130,000, and subsequent anticipated borrowings of $15,000 following the entry of the final order of the Bankruptcy Court and up to an additional $5,000 on each of May 20, 2013 and May 27, 2013 upon the satisfaction of certain conditions.

The principal amounts outstanding under the Ad Hoc Facility bear interest based on applicable LIBOR or base rates plus margins as set forth in the Ad Hoc DIP Agreement. Upon the occurrence of an event of default in the Ad Hoc DIP Agreement, an additional default interest rate of 2.0% per annum applies. The Ad Hoc DIP Agreement also provides for certain additional fees payable to the agents and lenders.

Borrowings under the Ad Hoc DIP Agreement are required to be used to (i) to provide working capital for the Company during the Chapter 11 Cases in the ordinary course of business and other costs and expenses of administration of the Chapter 11 Cases, in an aggregate principal amount not to exceed $60,000 less any amounts used to prepay borrowings under the Bayside DIP Agreement, (ii) to refinance the outstanding balance of principal, accrued interest and other fees and charges due under the Prepetition Term Loan Agreement in an aggregate principal amount not to exceed $67,000 other than amounts thereunder related to the Early Payment Fee and Default Interest (as defined in and calculated under the Prepetition Term Loan Agreement), (iii) to refinance the outstanding balance of principal, accrued interest and other fees and charges due under the Bayside DIP Agreement in an aggregate principal amount not to exceed $25,000, (iv) to fund the escrow account which may be used, if and to the extent set forth in the Ad Hoc DIP Agreement, for potential payment to Bayside of the Early Payment Fee and Default Interest, (v) to pay fees and expenses related to the Ad Hoc DIP Agreement and the other loan documents, (vi) certain pre-petition expenses of the Company and other costs authorized by the Bankruptcy Court,

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

(vii) obligations under the Prepetition Term Loan Agreement and other loan documents, and (viii) post-petition operating expenses and to fund working capital of the Company and other agreed-upon costs and expenses of administration of the Chapter 11 Cases.

All borrowings under the Ad Hoc DIP Agreement are required to be repaid on the earliest of (i) June 30, 2013, and (ii) the date of termination of the Ad Hoc DIP Agreement, whether pursuant to the consummation of a sale of substantially all of the assets of the Debtors under section 363 of the Bankruptcy Code, or (iii) certain other termination events.

The Ad Hoc DIP Agreement provides for certain customary events of default and affirmative and negative covenants, including affirmative covenants requiring the Company to provide financial information, appraisals, budgets and other information, and negative covenants restricting the ability of the Company and its subsidiaries to incur additional indebtedness, grant liens, make investments, make certain payments, sell assets, suspend business activities or take certain other actions.

Pursuant to a Security and Pledge Agreement, the Ad Hoc Facility is secured by a first priority security interest in substantially all of the assets of the Company and the guarantor subsidiaries. Pursuant to the interim order of the Bankruptcy Court, the Lenders under the Ad Hoc DIP Agreement have (a) a first priority security interest in all interests in unencumbered property, avoidance actions under the Bankruptcy Code, and certain other assets of the Company and its subsidiaries, (b) an interest in and lien upon all Term Loan Priority Collateral equal and ratable to the lien and security interest granted in such Term Loan Priority Collateral to secure the Asset-Based Lenders, and (c) a second priority security interest in accounts, inventory and certain other assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the Asset-Based Lenders in such assets, and a first priority security interest in all other assets.

Pre-Bankruptcy Filing Debt

Credit Agreement

On May 22, 2012, the Company entered into an Asset-Based Credit Agreement (the “Asset-Based Credit Agreement”). Under the Asset-Based Credit Agreement, the Asset-Based Lenders agreed to provide a revolving senior secured asset-based credit facility (the “ABL Facility”) in an aggregate principal amount of $200,000.

The ABL Facility was secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the lenders under the ABL Facility and the Term Loan lenders, as described below, the Asset-Based Lenders had a first priority security interest in substantially all working capital assets of the Company and the guarantor subsidiaries, and a second priority security interest in all other assets, subordinate only to the first priority security interest of the Term Loan lenders in such other assets.

The Asset-Based Credit Agreement contained customary events of default and financial, affirmative and negative covenants, including financial covenants relating to the Company’s (1) minimum fixed charge coverage ratio, (2) maximum secured leverage ratio, (3) maximum total leverage ratio, (4) maximum term loan ratio and (5) minimum interest coverage ratio. In addition, the Asset-Based Credit Agreement contained a minimum liquidity covenant requiring the Company to maintain minimum liquidity levels at the end of each month during the life of the Term Loan (consisting of Qualified Cash, subject to a $2,000 cap, plus availability under the ABL Facility). The Company was not in compliance with the minimum liquidity covenant as of the end of December, 2012. As a result, the Company entered into a Forbearance Agreement with its ABL Facility lenders and Bayside Finance, LLC on January 4, 2013 and subsequently filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

Outstanding amounts under the ABL Facility bore interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest rate elected by the Company, the excess availability under the ABL Facility and the applicable point in the life of the ABL Facility) (the “Applicable Margin”), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the ABL Facility that bore interest based upon the Base Rate were due monthly in arrears, and interest on loans that bore interest based upon the LIBOR Rate were due on the last day of each relevant interest period. The effective interest rate under the ABL Facility for the first nine months of fiscal 2013 was 5.41%, which included amortization of loan origination fees of $866 and commitment fees on unborrowed funds of $376. As of January 26, 2013, the outstanding balance on the ABL Facility was $41,589. Due to non-compliance with covenants, the balance is reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

Term Loan

On May 22, 2012, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”). Under the Term Loan Credit Agreement, the Term Loan lender agreed to make a term loan (the “Term Loan”) to the Company in aggregate principal amount of $70,000.

The Term Loan was secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the lenders under the ABL Facility and the Term Loan lender, the Term Loan lender had a second priority security interest in substantially all working capital assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the lenders under the ABL Facility in such assets, and a first priority security interest in all other assets.

The Term Loan Credit Agreement contained customary events of default and financial, affirmative and negative covenants, including quarterly financial covenants relating to the Company’s (1) maximum secured leverage ratio, (2) maximum total leverage ratio, (3) maximum term loan ratio, (4) minimum fixed charge coverage ratio and (5) minimum interest coverage ratio. In addition, the Term Loan Credit Agreement contained a minimum liquidity covenant requiring the Company to maintain minimum liquidity levels at the end of each month during the life of the Term Loan (consisting of Unrestricted Cash plus availability under the ABL Facility). The Company was not in compliance with the minimum liquidity covenant as of the end of December, 2012. As a result, the Company entered into a Forbearance Agreement with its ABL lenders and Bayside Finance, LLC on January 4, 2013 and subsequently filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

The outstanding principal amount of the Term Loan bears interest at a rate per annum equal to the applicable LIBOR rate (calculated as the greater of (1) the current three-month LIBOR rate and (2) 1.5%) plus The outstanding principal amount of the Term Loan bears interest at a rate per annum equal to the applicable LIBOR rate (calculated as the greater of (1) the current three-month LIBOR rate and (2) 1.5%) plus 11.0%, accruing and paid on a quarterly basis in arrears. The effective interest rate under the term loan credit facility for the first nine months of fiscal 2013 was 14.92%, which includes amortization of loan origination fees of $993. 11.0%, accruing and paid on a quarterly basis in arrears. The effective interest rate under the term loan credit facility for the first nine months of fiscal 2013 was 14.92%, which included amortization of loan origination fees of $993. During the second quarter, the term loan was reduced by $3,000 and as of January 26, 2013, due to non-compliance with covenants, the outstanding balance on the term loan credit agreement of $67,000 was reflected as currently maturing, long-term debt in the accompanying consolidated balance sheets.

The Company recorded a $25,054 charge related to the acceleration of the obligations under the Term Loan Credit Agreement, including the early prepayment fee. The charge was triggered by the Company’s non-compliance with the minimum liquidity covenant. The early prepayment fee represented the present value of all interest payments due to Bayside during the term of the Term Loan Credit Agreement, resulting in an outstanding balance under the Term Loan Credit Agreement of $92,054 as of the end of the Company’s third quarter of fiscal 2013. The balance is reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

Former Credit Agreement

The Company entered into its former revolving credit facility (“Credit Agreement”) on April 23, 2010 and was subsequently amended in the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012. The Credit Agreement provided borrowing capacity of $242,500. This capacity consisted of a revolving loan of $200,000 and a delayed draw term loan of up to $42,500, which was used to refinance a portion of the Company’s convertible notes. Interest accrued at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 4.50%, or the lender’s base rate plus an applicable margin of up to 3.50%. The Company also paid a commitment fee on the revolving loan and delayed draw term loan of 0.50% on unborrowed funds. The Credit Agreement was secured by substantially all of the assets of the Company and contained certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge coverage ratio and a limitation on consolidated capital expenditures. The effective interest rate under the Credit Agreement for the first nine months of fiscal 2013, until its termination on May 22, 2012, was 7.39%, which included amortization of loan origination fees of $84 and commitment fees on unborrowed funds of $34.

The Company used a portion of the proceeds of the ABL Facility and the Term Loan to repay outstanding indebtedness under the Credit Agreement.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

Convertible Notes

Accounting standards require the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the market interest rate at debt issuance without the conversion feature. The Company had two convertible debt instruments outstanding during fiscal 2013 and had three convertible debt instruments outstanding during portions of fiscal 2012. A fair value must be assigned to the equity conversion options of (1) the Company’s $200,000 convertible subordinated debentures due 2026 (“the 2006 Debentures”), which were issued November 22, 2006 of which $42,500 in aggregate principal amount was repaid in the third quarter of fiscal 2012 and the balance of which was exchanged for the 2011 Debentures described in the following clauses (2) and (3); (2) the Company’s $100,000 convertible subordinated debentures (“the 2011 Debentures”), which were issued on March 1, 2011 of which $100,000 in aggregate original principal amount was outstanding as of January 26, 2013; and (3) the additional $57,500 of the 2011 Debentures, which were issued on July 7, 2011, of which $57,500 in aggregate original principal amount was outstanding as of January 26, 2013 (collectively, the “Convertible Notes”). The value assigned to the equity conversion option results in a corresponding decrease in the value assigned to the carrying value of the debt portion of the instruments.

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

On March 1, 2011 and July 7, 2011, the Company entered into separate, privately negotiated exchange agreements under which it retired $100,000 and $57,500, respectively, in aggregate principal amount of the then outstanding 2006 Debentures in exchange for the issuance of $100,000 and $57,500, respectively, in aggregate principal amount of the 2011 Debentures. The 2011 Debentures pay interest semi-annually at a rate of 3.75% per year in respect of each $1 original principal amount of 2011 Debentures (the “Original Principal Amount”) on each May 30th and November 30th, and the principal accretes on the principal amount of the 2011 Debentures (including the Original Principal Amount) at a rate of 3.9755% per year, compounding on a semi-annual basis (such principal amount, including any accretions thereon, the “Accreted Principal Amount”). The events of default under the ABL Facility and Term Loan and the acceleration of the obligations thereunder, which are described above, are events of default under the 2011 Debentures. The trustee or the holders of at least 25% in aggregate accreted principal amount may declare the accreted principal amount of the 2011 Debentures and any accrued and unpaid interest on the 2011 Debentures to be immediately due and payable, subject to the subordination provisions of the 2011 Debentures.

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

The estimated fair value of the Company’s $100,000 and $57,500 convertible subordinated debentures at January 26, 2013 was approximately $31,682 and $18,217, respectively and the carrying value was $103,816 and $59,871, respectively. The estimated fair value was determined using Level 2 inputs as described in accounting standards for fair value measurement.

NOTE 10 – RESTRUCTURING

In the first nine months of fiscal 2013 and fiscal 2012, the Company recorded restructuring costs associated with severance related to headcount reductions, which is recorded in selling, general, and administrative expenses (“SG&A”) on the condensed consolidated statements of operations. The following is a reconciliation of accrued restructuring costs for the nine months ended January 26, 2013 and January 28, 2012:

	Educational Resources	Accelerated Learning	Corporate	Total
Accrued Restructuring at April 30, 2011	$309	$44	$8	$361
Amounts charged to expense	10	—	—	10
Payments	(178)	(44)	(8)	(230)

Accrued Restructuring at July 30, 2011	$141	$—	$—	$141

Amounts charged to expense	525	704	187	1,416
Payments	(96)	(9)	—	(105)

Accrued Restructuring at October 29, 2011	$570	$695	$187	$1,452

Amounts charged to expense	173	7	—	180
Payments	(395)	(274)	(138)	(807)

Accrued Restructuring at January 28, 2012	$348	$428	$49	$825

Accrued Restructuring Costs at April 28, 2012	$80	$338	$705	$1,123
Amounts charged to expense	381	400	322	1,103
Payments	(101)	(276)	(188)	(565)

Accrued Restructuring Costs at July 28, 2012	$360	$462	$839	$1,661

Amounts charged to expense	—	—	—	—
Payments	(261)	(200)	(378)	(839)

Accrued Restructuring at October 27, 2012	$99	$262	$461	$822

Amounts charged to expense	—	—	—	—
Payments	(120)	(103)	(331)	(554)

Accrued Restructuring at January 26, 2013	$(21)	$159	$130	$268

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

	Three Months Ended		Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Revenue:
Educational Resources	$65,422	$70,428	$410,198	$429,713
Accelerated Learning	15,202	14,313	159,097	182,153
Corporate and intercompany eliminations	167	517	501	851

Total	$80,791	$85,258	$569,796	$612,717

	Three Months Ended		Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Operating income (loss) before provision for income taxes:
Educational Resources	$(8,325)	$(14,246)	$34,148	$15,510
Accelerated Learning	(51,449)	(102,345)	(17,004)	(59,655)
Corporate and intercompany eliminations	(16,838)	(9,954)	(39,939)	(29,245)

Operating income (loss)	(76,612)	(126,545)	(22,795)	(73,390)
Impairment of long-term asset	—	—	1,414	—
Interest expense	8,028	6,293	27,309	22,162
Early termination of long-term indebtedness	25,054	—	25,054	—

Income (loss) before provision for income taxes	$(109,694)	$(132,838)	$(76,572)	$(95,552)

	Three Months Ended		Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Depreciation and amortization of intangible assets and development costs:
Educational Resources	$1,121	$1,504	$4,023	$4,716
Accelerated Learning	3,560	4,053	12,371	12,974
Corporate and intercompany eliminations	3,511	3,250	9,776	9,611

Total	$8,192	$8,807	$26,170	$27,301

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$4	$34	$144	$309
Accelerated Learning	1,711	2,475	4,950	7,016
Corporate and intercompany eliminations	987	2,184	3,250	4,851

Total	$2,702	$4,693	$8,344	$12,176

NOTE 12 – RESTRICTED CASH

During the first quarter of fiscal 2013, the Company transferred $2,708 of cash into a restricted account. The funds in the restricted account serve as collateral primarily for the Company’s workmen’s compensation insurance and other lease obligations, secured by letters of credit. During the third quarter of fiscal 2013, $972 was transferred from the restricted cash account as the letter of credit secured by this amount was canceled. The remaining restricted funds cannot be withdrawn from our account without prior written consent of the secured parties.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows.

In the second quarter of 2013, the Company received $3,000 in complete satisfaction of a long-term note receivable related to the divestiture of a business in fiscal 2008. The settlement of the note receivable resulted in a $1,414 impairment charge.

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

NOTE 14 – SUBSEQUENT EVENTS

On January 28, 2013 (the “Petition Date”), School Specialty, Inc. and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) are being jointly administered as Case No. 13-10125 (KJC) under the caption “In re School Specialty, Inc., et al.” The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Chapter 11 Cases.

The Chapter 11 Cases were filed in response to an environment of ongoing declines in school spending and a lack of sufficient liquidity, including trade credit provided by the Debtors’ vendors, to permit the Debtors to pursue their business strategy to position the School Specialty brands successfully for the long term. As part of the Chapter 11 Cases and as discussed further below, the Debtors’ goal is to develop and implement a Chapter 11 plan that meets the standards for confirmation under the Bankruptcy Code. This includes a plan to sell all or a portion of the Debtors’ assets pursuant to Section 363 of the Bankruptcy Code or to seek confirmation of a Chapter 11 reorganization plan providing for such a sale or other arrangement. A sale pursuant to Section 363 of the Bankruptcy code or the confirmation of a Chapter 11 reorganization plan could materially alter the classifications and amounts reported in the Company’s condensed consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan or other arrangement or the effect of any operational changes that may be implemented.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

On January 31, 2013, the Company entered into a Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Bayside DIP Agreement”) by and among the Company, certain of its subsidiaries, Bayside Finance, LLC (“Bayside”) (as Administrative Agent and Collateral Agent), and the lenders party to the Bayside Credit Agreement and a Debtor-in-Possession Credit Agreement (the “ABL DIP Agreement”) by and among Wells Fargo Capital Finance, LLC (as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner) and GE Capital Markets, Inc. (as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent), General Electric Capital Corporation (as Syndication Agent), and the lenders that are party to the Asset-Based Credit Agreement (the “Asset-Based Lenders”) and the Company and certain of its subsidiaries.

The Bayside DIP Agreement provided for a senior secured, super-priority revolving credit facility of up to $50,000 (the “Bayside Facility”), with an initial borrowing upon closing of $15,000, and subsequent anticipated borrowings in later weeks based on certain availability limitations. In addition, upon entry of the final order of the Bankruptcy Court, all unpaid amounts in respect of loans under the Credit Agreement dated as of May 22, 2012, by and among the Company, certain subsidiaries of the Company, Bayside (as Administrative Agent and Collateral Agent), and the lenders under that agreement (the “Prepetition Term Loan Agreement”), including the Early Payment Fee (as defined in the Prepetition Term Loan Agreement), which was payable as a result of the acceleration of the Prepetition Term Loan Agreement, plus accrued and unpaid interest through that date, and any additional unpaid fees, costs and expenses, would be refinanced and converted into term loans under the Bayside DIP Agreement.

Borrowings by the Company under the Bayside Facility were subject to borrowing limitations based on the exhaustion of availability of credit under the ABL Facility (as defined below) and certain other conditions. The principal amounts outstanding under the Bayside Facility bore interest based on applicable LIBOR or base rates plus margins as set forth in the Bayside DIP Agreement. Upon the occurrence of an event of default in the Bayside DIP Agreement, an additional default interest rate of 3.0% per annum applied. The Bayside DIP Agreement also provided for certain additional fees payable to the agents and lenders.

Borrowings under the Bayside DIP Agreement were required to be used to pay (i) certain pre-petition expenses of the Debtors and other costs authorized by the Bankruptcy Court, (ii) obligations under the Bayside DIP Agreement and other loan documents, and (iii) post-petition operating expenses and to fund working capital of the Debtors and other agreed-upon costs and expenses of administration of the Chapter 11 Cases.

All borrowings under the Bayside DIP Agreement were required to be repaid on the earliest of (i) June 30, 2013, and (ii) the date of termination of the Bayside DIP Agreement, whether pursuant to the consummation of a sale of substantially all of the assets of the Debtors under section 363 of the Bankruptcy Code, or (iii) certain other termination events.

The Bayside DIP Agreement provided for certain customary events of default and affirmative and negative covenants, including affirmative covenants requiring the Company to provide financial information, appraisals, budgets and other information, and negative covenants restricting the ability of the Company and its subsidiaries to incur additional indebtedness, grant liens, make investments, make certain payments, sell assets, suspend business activities or take certain other actions.

Pursuant to a Security and Pledge Agreement, the Bayside Facility was secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Bayside Lenders (the “Intercreditor Agreement”) the Bayside Lenders had a first priority security interest in all interests in real property, all intellectual property, all equipment and fixtures, and certain other assets of the Company and its subsidiaries, and had a second priority security interest in accounts receivable, inventory and certain other assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the Asset-Based Lenders in such assets, and a first priority security interest in all other assets.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

The ABL DIP Agreement provides a revolving senior secured asset-based credit facility (the “ABL Facility”) in an aggregate principal amount of $175,000. The amount of revolving loans made during any one week is based on certain conditions, including the budget supplied by the Company. Outstanding amounts under the ABL Facility bear interest at a rate per annum equal to either: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus 2.75%, or (2) a LIBOR rate plus 3.75%. The default interest rate is three percentage points above the otherwise applicable rate. Interest on loans under the ABL Facility bearing interest based upon the Base Rate is due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate is due on the last day of each relevant interest period.

Pursuant to a Guaranty and Security Agreement, the ABL Facility is secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Pursuant to an interim order of the Bankruptcy Court, the Asset-Based Lenders have a first priority security interest in accounts receivable, inventory and certain other assets of the Company and the guarantor subsidiaries, and a second priority security interest in certain other assets including real property and equipment, subordinate only to the first priority security interest of the lenders under the Ad Hoc DIP Agreement in such other assets.

The ABL DIP Agreement contains customary events of default and affirmative and negative covenants, including (but not limited to) affirmative covenants relating to reporting, appointment of a chief restructuring officer, and bankruptcy transaction milestones, and negative covenants related to the financing order of the Bankruptcy Court, additional indebtedness, liens, assets, fundamental changes, and use of proceeds.

In connection with the entry into the Ad Hoc DIP Agreement (as defined below), the Company and the Asset-Based Lenders entered into an amendment to the ABL DIP Agreement.

On February 27, 2013, the Company entered into a Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Ad Hoc DIP Agreement”) by and among the Company, certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent and the lenders party to the Ad Hoc DIP Agreement.

The Ad Hoc DIP Agreement provides for a senior secured, super-priority revolving credit facility of up to $155,000 (the “Ad Hoc Facility”), with an initial borrowing upon closing of $130,000, and subsequent anticipated borrowings of $15,000 following the entry of the final order of the Bankruptcy Court and up to an additional $5,000 on each of May 20, 2013 and May 27, 2013 upon the satisfaction of certain conditions.

The principal amounts outstanding under the Ad Hoc Facility bear interest based on applicable LIBOR or base rates plus margins as set forth in the Ad Hoc DIP Agreement. Upon the occurrence of an event of default in the Ad Hoc DIP Agreement, an additional default interest rate of 2.0% per annum applies. The Ad Hoc DIP Agreement also provides for certain additional fees payable to the agents and lenders.

Borrowings under the Ad Hoc DIP Agreement are required to be used to (i) to provide working capital for the Company during the Chapter 11 Cases in the ordinary course of business and other costs and expenses of administration of the Chapter 11 Cases, in an aggregate principal amount not to exceed $60,000 less any amounts used to prepay borrowings under the Bayside DIP Agreement, (ii) to refinance the outstanding balance of principal, accrued interest and other fees and charges due under the Prepetition Term Loan Agreement in an aggregate principal amount not to exceed $67,000 other than amounts thereunder related to the Early Payment Fee and Default Interest (as defined in and calculated under the Prepetition Term Loan Agreement), (iii) to refinance the outstanding balance of principal, accrued interest and other fees and charges due under the Bayside DIP Agreement in an aggregate principal amount not to exceed $25,000, (iv) to fund the escrow account which may be used, if and to the extent set forth in the Ad Hoc DIP Agreement, for potential payment to Bayside of the Early Payment Fee and Default Interest, (v) to pay fees and expenses related to the Ad Hoc DIP Agreement and the other loan documents, (vi) certain pre-petition expenses of the Company and other costs authorized by the Bankruptcy Court, (vii) obligations under the Prepetition Term Loan Agreement and other loan documents, and (viii) post-petition operating expenses and to fund working capital of the Company and other agreed-upon costs and expenses of administration of the Chapter 11 Cases.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

All borrowings under the Ad Hoc DIP Agreement are required to be repaid on the earliest of (i) June 30, 2013, and (ii) the date of termination of the Ad Hoc DIP Agreement, whether pursuant to the consummation of a sale of substantially all of the assets of the Debtors under section 363 of the Bankruptcy Code, or (iii) certain other termination events.

The Ad Hoc DIP Agreement provides for certain customary events of default and affirmative and negative covenants, including affirmative covenants requiring the Company to provide financial information, appraisals, budgets and other information, and negative covenants restricting the ability of the Company and its subsidiaries to incur additional indebtedness, grant liens, make investments, make certain payments, sell assets, suspend business activities or take certain other actions.

Pursuant to a Security and Pledge Agreement, the Ad Hoc Facility is secured by a first priority security interest in substantially all of the assets of the Company and the guarantor subsidiaries. Pursuant to the interim order of the Bankruptcy Court, the Lenders under the Ad Hoc DIP Agreement have (a) a first priority security interest in all interests in unencumbered property, avoidance actions under the Bankruptcy Code, and certain other assets of the Company and its subsidiaries, (b) an interest in and lien upon all Term Loan Priority Collateral equal and ratable to the lien and security interest granted in such Term Loan Priority Collateral to secure the Asset-Based Lenders, and (c) a second priority security interest in accounts, inventory and certain other assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the Asset-Based Lenders in such assets, and a first priority security interest in all other assets.

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company’s property. Accordingly, although the Company defaulted on certain of the Debtors’ debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of the Company’s pre-petition liabilities are subject to settlement under a reorganization plan or in connection with a Section 363 sale. As a result of the Bankruptcy Filing the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a confirmed reorganization plan or other arrangement may materially change the amounts and classifications in the Company’s condensed consolidated financial statements.

Subsequent to the Petition Date, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations. These obligations related to certain employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the Petition Date. The Company has retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Company in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Company may seek Bankruptcy Court approval to retain additional professionals.

The U.S. Trustee for the District of Delaware (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court on all matters affecting the Debtors. There can be no assurance that the UCC will support the Company’s positions on matters to be presented to the Bankruptcy Court in the future or on any reorganization plan, once proposed.

Section 363 Sale or Reorganization Plan

In order for the Company to emerge successfully from Chapter 11, the Company may determine that it is in the best interests of the Debtors’ estates to seek Bankruptcy Court approval of a sale of all or a portion of the Company’s assets pursuant to Section 363 of the Bankruptcy Code or seek confirmation of a reorganization plan providing for such a sale or other

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except per share amounts)

arrangement. The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. A Section 363 Sale or a reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

The Company presently expects that any proposed Section 363 reorganization plan will provide, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company. Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Company will be able to secure approval for the Company’s proposed reorganization plan from the Bankruptcy Court or that the Company’s proposed plan will be accepted by its lenders. In the event the Company does not secure approval of the reorganization plan, the outstanding principal and interest could become immediately due and payable.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to comply with the financial and other covenants contained in the DIP Credit Agreements, the Bankruptcy Court’s approval of the Company’s Section 363 sale or reorganization plan and the Company’s ability to successfully implement the Company’s plan and obtain exit financing, among other factors. As a result of the Chapter 11 Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreements), for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, the reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Case.

On February 6, 2013, the NASDAQ Stock Market, Inc. (the “NASDAQ”) suspended trading in the Company’s common stock following our announcement of the commencement of the Chapter 11 Cases and delisted the Common Stock effective March 1, 2013. The Company’s common stock now trades on the OTC Bulletin Board under the symbol “SCHSQ”.

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

Based on current surveys and recently reported results by education companies in the textbook and curriculum markets, school spending trends in 2012 and early 2013 have continued to be challenging across the industry this school season. While overall state budgets appear to be improving, pressure on educational budgets at the state and municipal level has continued in a significant number of states.

On January 28, 2013 (the “Petition Date”), School Specialty, Inc. and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) are being jointly administered as Case No. 13-10125 (KJC) under the caption “In re School Specialty, Inc., et al.” The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Chapter 11 Cases.

The Chapter 11 Cases were filed in response to an environment of ongoing declines in school spending and a lack of sufficient liquidity, including trade credit provided by the Debtors’ vendors, to permit the Debtors to pursue their business strategy to position the School Specialty brands successfully for the long term. As part of the Chapter 11 Cases and as discussed further below, the Debtors’ goal is to develop and implement a Chapter 11 plan that meets the standards for confirmation under the Bankruptcy Code. This includes a plan to either sell all or a portion of the Debtors’ assets pursuant to Section 363 of the Bankruptcy Code or to seek confirmation of a Chapter 11 reorganization plan providing for such a sale or other arrangement. A sale pursuant to Section 363 of the Bankruptcy code or the confirmation of a Chapter 11 reorganization plan could materially alter the classifications and amounts reported in the Debtors’ condensed consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan or other arrangement or the effect of any operational changes that may be implemented.

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company’s property. Accordingly, although the Company defaulted on certain of the Debtors’ debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of the Company’s pre-petition liabilities are subject to settlement under a reorganization plan or in connection with a Section 363 sale. As a result of the Bankruptcy Filing the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a confirmed reorganization plan or other arrangement may materially change the amounts and classifications in the Company’s condensed consolidated financial statements.

Subsequent to the Petition Date, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations. These obligations related to certain employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the Petition Date. The Company has retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Company in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Company may seek Bankruptcy Court approval to retain additional professionals.

The U.S. Trustee for the District of Delaware (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court on all matters affecting the Debtors. There can be no assurance that the UCC will support the Company’s positions on matters to be presented to the Bankruptcy Court in the future or on any reorganization plan, once proposed.

In order for the Company to emerge successfully from Chapter 11, the Company may determine that it is in the best interests of the Debtors’ estates to seek Bankruptcy Court approval of a sale of all or a portion of the Company’s assets pursuant to Section 363 of the Bankruptcy Code or seek confirmation of a reorganization plan providing for such a sale or other arrangement. The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. A Section 363 Sale or a reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

The Company presently expects that any proposed Section 363 reorganization plan will provide, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company. Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Company will be able to secure approval for the Company’s proposed reorganization plan from the Bankruptcy Court or that the Company’s proposed plan will be accepted by its lenders. In the event the Company does not secure approval of the reorganization plan, the outstanding principal and interest could become immediately due and payable.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to comply with the financial and other covenants contained in the DIP Credit Agreements, the Bankruptcy Court’s approval of the Company’s Section 363 sale or reorganization plan and the Company’s ability to successfully implement the Company’s plan and obtain exit financing, among other factors. As a result of the Chapter 11 Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreements), for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, the reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Case.

We experienced challenges similar to those of the overall industry in the first nine months of fiscal 2013 while we continued to implement changes to improve the effectiveness of the organizational structure of our business. Total revenue of $569.8 million in the first nine months of fiscal 2013 was a decline of 7.0% compared to the first nine months of fiscal 2012. Educational Resources segment reported a decline in revenue of 4.5% to $410.2 million, but gross margin increased due to improved pricing, inventory planning and merchandising and supply chain management. The Accelerated Learning segment reported a decline in revenue of 12.7% to $159.1 million, but gross margin increased due to a more favorable product mix. The Company believes that its curriculum business, notably the science business, has been affected the most severely due to delays in the finalization of Next Generation Science Standards which are expected to be issued in spring of 2013.

SG&A increased as a percentage of revenues to 35.6% in the first nine months of fiscal 2013 as compared to 33.8% in the first nine months of fiscal 2012. SG&A increased as a percentage of revenue as corporate costs related to outside professional services increased. The Company recorded $1.1 million in restructuring charges in the first nine months of fiscal 2013. Total permanent headcount is down approximately 10.0% percent in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012. Total SG&A decreased by $4.5 million in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012. The decrease in SG&A is due to a decrease in variable costs, such as transportation, warehouse and selling, associated with the decrease in revenue. These decreases were partially offset by approximately $4.7 million of reorganization expenses incurred with attorneys and other advisors in relation to the preparation for the Company’s bankruptcy filing.

Operating loss was $22.8 million for the first nine months of fiscal 2013, a decrease of $50.6 million from the prior year nine month period. Net loss was $77.4 million in the first nine months of fiscal 2013, a decrease of $4.8 million from the prior year nine month period.

Results of Continuing Operations

The following table sets forth various items as a percentage of revenues for the three and nine months ended January 26, 2013 and January 28, 2012:

	Three Months Ended		Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.6	64.1	60.4	61.3

Gross profit	36.4	35.9	39.6	38.7
Selling, general and administrative expenses	74.7	63.4	35.6	33.8
Other general expenses	0.0	(5.1)	0.0	(0.7)
Impairment Charges	56.6	126.1	8.0	17.5

Operating loss	(94.9)	(148.5)	(4.0)	(11.9)
Interest and other expenses, net	40.9	7.4	9.4	3.6

Loss before benefit from income taxes	(135.8)	(155.9)	(13.4)	(15.5)
Benefit from income taxes	(1.5)	(35.0)	(0.1)	(2.4)

Loss before investment in unconsolidated affiliate	(134.3)%	(120.9)%	(13.3)%	(13.1)%

Three Months Ended January 26, 2013 Compared to Three Months Ended January 28, 2012

Revenue

Revenue decreased 5.3% from $85.3 million for the three months ended January 28, 2012 to $80.8 million for the three months ended January 26, 2013.

Educational Resources segment revenue decreased 7.1% from $70.4 million for the three months ended January 28, 2012 to $65.4 million for the three months ended January 26, 2013. The decline in Educational Resources segment revenue was comprised of a decline of approximately $4 million in the supplies category and a decline of approximately $1 million in the furniture category. The decline in the supplies category is related primarily to classroom supplemental products and other specialty brands which schools consider more discretionary than basic school supplies. Liquidity issues in the current quarter contributed to the revenue decline as a delay in vendor payments led to delays in delivery of inventory and an increase in backorders.

Accelerated Learning segment revenue increased by 6.3% from $14.3 million for the three months ended January 28, 2012 to $15.2 million for the three months ended January 26, 2013. Approximately $1.1 million of the revenue increase related to the Company’s science and reading business units offset by a small decrease in school spending for agenda products.

Gross Profit

Gross profit decreased 3.9%, from $30.6 million for the three months ended January 28, 2012 to $29.4 million for the three months ended January 26, 2013. The decrease in consolidated revenue resulted in approximately $1.6 million of the decline in gross profit had consolidated gross margin remained constant. Gross margin increased 50 basis points from 35.9% for the three months ended January 28, 2012 to 36.4% for the three months ended January 26, 2013 primarily due to a shift of sales between segments. The Accelerated Learning segment, which generates a higher gross margin due to its curriculum-based products than the Educational Resources segment, accounted for 19% of the consolidated revenue in the third quarter of fiscal 2013 compared to 17% of the consolidated revenue in the third quarter of fiscal 2012.

Educational Resources segment gross profit decreased $1.8 million from $23.7 million for the three months ended January 28, 2012 to $21.9 million for the three months ended January 26, 2013. Gross margin was relatively flat, decreasing by 20 basis points from 33.7% in the third quarter of fiscal 2012 to 33.5% in the third quarter of fiscal 2013.

Accelerated Learning segment gross profit increased $1.0 million from $6.4 million for the three months ended January 28, 2012 to $7.4 million for the three months ended January 26, 2013 due to the increased spending on the Company’s curriculum products. Gross margin increased 380 basis points from 44.6% in the third quarter of fiscal 2012 to 48.4% in the third quarter of fiscal 2013 primarily due to favorable product mix.

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

SG&A increased $6.2 million from $54.0 million for the three months ended January 28, 2012 to $60.2 million for the three months ended January 26, 2013. As a percent of revenue, SG&A increased from 63.4% for the three months ended January 28, 2012 to 74.7% for the three months ended January 26, 2013. SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $0.4 million and Corporate SG&A increased $6.6 million in the three months ended January 26, 2013 compared to the three months ended January 28, 2012. The increase in Corporate SG&A was related primarily to approximately $4.7 million of reorganization expenses incurred with attorneys and other advisors in relation to the preparation for the Company’s bankruptcy filing. The remaining increase is due to the effect of company-wide furloughs taken in the third quarter of fiscal 2012.

Educational Resources segment SG&A increased $0.1 million, or 0.4%, from $26.2 million for the three months ended January 28, 2012 to $26.3 million for the three months ended January 26, 2013. The segment had a decrease of $1.3 million in marketing costs primarily associated with a decrease in catalog costs offset by a $0.9 million increase due to the effect of the above-mentioned furloughs. Educational Resources segment SG&A increased as a percent of revenues from 37.2% for the three months ended January 28, 2012 to 40.2% for the three months ended January 26, 2013.

Accelerated Learning segment SG&A decreased $0.5 million, or 2.9%, from $17.4 million for the three months ended January 28, 2012 to $16.9 million for the three months ended January 26, 2013. The segment had a decrease of approximately $0.3 million in administrative costs primarily related to segment headcount reductions and other compensation-related cost saving actions. Accelerated Learning segment SG&A decreased as a percent of revenues from 121.5% for the three months ended January 28, 2012 to 111.2% for the three months ended January 26, 2013.

Impairment Charges

The Company recorded $45.8 million of impairment charges in the third quarter of fiscal 2013 due to a triggering event in the quarter. The goodwill impairment charge was $41.1 million, which consisted of $27.5 million, $9.7 million and $3.9 million for the Planning and Student Development, Reading and Califone reporting units, respectively. An impairment of $4.7 million was related to indefinite-lived intangible assets of the Accelerated Learning segment.

The Company recorded $107.5 million of impairment charges in the third quarter of fiscal 2012. The goodwill impairment charge was $86.5 million, which consisted of $47.4 million, $20.3 million, $7.8 million and $11.0 million for the Planning and Student Development, Science, Reading and Califone reporting units, respectively. An impairment of $21.0 million was related to indefinite-lived intangible assets of both the Educational Resources and Accelerated Learning segments.

Interest Expense

Interest expense increased $1.7 million from $6.3 million for the three months ended January 28, 2012 to $8.0 million for the three months ended January 26, 2013. The increase was related primarily to higher borrowing costs on the Company’s Term Loan as compared with the borrowing costs in the prior year’s former Credit Agreement. In addition, an increase of $0.4 million in amortized debt issuance costs also contributed to the increase.

Early Termination of Long-term Indebtedness

For the three months ended January 26, 2013, the Company recorded a $25.1 million prepayment charge related to the acceleration of the obligations under the Term Loan Credit Agreement. The charge was triggered by the Company’s non-compliance with the minimum liquidity covenant. The early prepayment fee represented the present value of interest payments due to Bayside during the term of the Term Loan Credit Agreement. The Company has recorded the full amount of this charge in the third quarter of fiscal 2013, but this amount is expected to be contested.

Benefit from Income Taxes

Benefit from income taxes decreased $28.6 million from $29.8 million for the three months ended January 28, 2012 to $1.2 million for the three months ended January 26, 2013. The effective tax rate for the three months ended January 26, 2013 was 1.5% compared to 22.5% for the three months ended January 28, 2012. The Company is forecasting a taxable loss for fiscal 2013. The decline in taxes was related to projected annual tax losses for fiscal 2013 for which tax benefits are not expected to be recognized at this time due to valuation allowances.

Nine months Ended January 26, 2013 Compared to Nine months Ended January 28, 2012

Revenue

Revenue decreased 7.0% from $612.7 million for the nine months ended January 28, 2012 to $569.8 million for the nine months ended January 26, 2013.

Educational Resources segment revenue decreased 4.5% from $429.7 million for the nine months ended January 28, 2012 to $410.2 million for the nine months ended January 26, 2013. The decline in Educational Resources segment revenue was comprised of a decline of approximately $12.5 million in the supplies category and a decline of approximately $6.4 million in the furniture category. The decline in the supplies category is related primarily to classroom supplemental products and other specialty brands which schools consider more discretionary than basic school supplies.

Accelerated Learning segment revenues decreased by 12.7% from $182.2 million for the nine months ended January 28, 2012 to $159.1 million for the nine months ended January 26, 2013. Approximately $11.9 million of the decline was related to decreased school spending on our science division curriculum and the prior year disposition of our SEEDS of Science product line. While the majority of the decline in the science curriculum was anticipated due to large prior year shipments for science adoptions in Indiana, Nevada and New York City that were not expected to repeat in fiscal 2013, the Company believes that school districts continue to delay spending as the impact from the pending changes to Next Generation Science Standards and general economic conditions remains uncertain. Approximately $11.7 million of the decline is related to our student planner and agenda products as we believe schools consider agenda products more discretionary in nature.

Gross Profit

Gross profit decreased 4.8% from $237.0 million for the nine months ended January 28, 2012 to $225.7 million for the nine months ended January 26, 2013. The decrease in consolidated revenue accounted for $16.6 million of the decrease in gross profit had gross margins remained constant. Gross margin increased 90 basis points from 38.7% for the nine months ended January 28, 2012 to 39.6% for the nine months ended January 26, 2013 primarily due to improvements in Educational Resources gross margin. The Accelerated Learning segment generates higher gross margin due to its curriculum-based products than the Educational Resources segment and accounted for 27.9% of consolidated revenue for the nine months ended January 26, 2013 compared to 29.7% of consolidated revenue for the nine months ended January 28, 2012. This shift in sales between segments partially offset the increase in consolidated gross margin by approximately 30 basis points.

Educational Resources segment gross profit increased $1.1 million from $138.4 million for the nine months ended January 28, 2012 to $139.5 million for the nine months ended January 26, 2013. Gross margin increased 180 basis points from 32.2% for the nine months ended January 28, 2012 to 34.0% for the nine months ended January 26, 2013. The increase was related to margin improvements in furniture and supplies associated with product pricing.

Accelerated Learning segment gross profit decreased $12.0 million from $97.7 million for the nine months ended January 28, 2012 to $85.7 million for the nine months ended January 26, 2013. The decrease in gross profit for the nine months ended January 26, 2013 compared to January 28, 2012 is due to decreased spending on the Company’s curriculum products. Gross margin increased 30 basis points from 53.6% for the nine months ended January 28, 2012 to 53.9% for the nine months ended January 26, 2013. Product mix was the primary reason for the increase in gross margin in this segment.

Selling, General and Administrative Expenses

SG&A decreased $4.5 million from $207.2 million for the nine months ended January 28, 2012 to $202.7 million for the nine months ended January 26, 2013. As a percent of revenue, SG&A increased from 33.8% for the nine months ended January 28, 2012 to 35.6% for the nine months ended January 26, 2013. SG&A attributable to the Educational Resources and

Accelerated Learning segments decreased a combined $16.2 million and Corporate SG&A increased $11.7 million in the first nine months of fiscal 2013 as compared to last year’s first nine months. The increase in Corporate SG&A was related primarily to the effect of company-wide furloughs taken in the third quarter of fiscal 2012 and an increase in employee healthcare costs and professional and outside services. The remaining increase is due to $4.7 million of reorganization expenses incurred with attorneys and other advisors in relation to the preparation for the Company’s bankruptcy filing.

Educational Resources segment SG&A decreased $9.6 million, or 8.6%, from $111.1 million for the first nine months ended January 28, 2012 to $101.5 million for the nine months ended January 26, 2013. The segment had a decrease of $6.0 million in marketing costs primarily associated with a decrease in catalog costs related to continued refinements in the Company’s circulation strategy. In addition, reduced volume led to an approximate $2.1 million decrease in its variable costs such as transportation, warehousing, and selling expenses. Educational Resources segment SG&A decreased as a percent of revenues from 25.9% for the nine months ended January 28, 2012 to 24.7% for the nine months ended January 26, 2013.

Accelerated Learning segment SG&A decreased $6.6 million, or 10.0%, from $66.0 million for the nine months ended January 28, 2012 to $59.4 million for the nine months ended January 26, 2013. Reduced volume led to a decrease of approximately $2.6 million in its variable costs such as transportation, warehousing, and selling expenses. The remaining reduction is related primarily to segment headcount reductions and other compensation-related cost saving actions. Accelerated Learning segment SG&A increased as a percent of revenues from 36.2% for the nine months ended January 28, 2012 to 37.3% for the nine months ended January 26, 2013.

Impairment Charges

The Company recorded $45.8 million of impairment charges in the nine months ended January 26, 2013 due to a triggering event in the quarter. The goodwill impairment charge was $41.1 million, which consisted of $27.5 million, $9.7 million and $3.9 million for the Planning and Student Development, Reading and Califone reporting units, respectively. An impairment of $4.7 million was related to indefinite-lived intangible assets of the Accelerated Learning segment.

The Company recorded $107.5 million of impairment charges in the nine months ended January 28, 2012 based on an assessment conducted during the third quarter of fiscal 2012. The goodwill impairment charge was $86.5 million, which consisted of $47.4 million, $20.3 million, $7.8 million and $11.0 million for the Planning and Student Development, Science, Reading and Califone reporting units, respectively. An impairment of $21.0 million was related to indefinite-lived intangible assets of both the Educational Resources and Accelerated Learning segments.

Impairment of Long-Term Asset

For the nine months ended January 26, 2013, the Company recorded a $1.4 million impairment charge related to the note receivable it had recorded on its balance sheet from the sale of the Visual Media business in fiscal 2008. The Company received proceeds of $3.0 million that was used to pay down a portion of the Term Loan and recorded an impairment charge of $1.4 million.

Interest Expense

Interest expense increased $6.2 million from $21.1 million for the nine months ended January 28, 2012 to $27.3 million for the nine months ended January 26, 2013. The increase in interest expense was due primarily to the write-off of $2.5 million of debt issuance costs related to the Company’s former revolving credit facility which was refinanced in the first quarter of fiscal 2013. In addition, the current year interest expense includes a $1.4 million early payment fee associated with the Company’s repayment of a portion of its Term Loan. The remaining increase was related to higher borrowing costs on the Company’s Term Loan as compared with the borrowing costs in the prior year’s former Credit Agreement.

Early Termination of Long-term Indebtedness

For the nine months ended January 26, 2013, the Company recorded a $25.1 million prepayment charge related to the acceleration of the obligations under the Term Loan Credit Agreement. The charge was triggered by the Company’s non-compliance with the minimum liquidity covenant. The early prepayment fee represented the present value of interest payments due to Bayside during the term of the Term Loan Credit Agreement. The Company has recorded the full amount of this charge in the third quarter of fiscal 2013, but this amount is expected to be contested.

Benefit from Income Taxes

Benefit from income taxes decreased $14.3 million from $14.9 million for the nine months ended January 28, 2012 to $0.6 million for the nine months ended January 26, 2013. The effective tax rate in the first nine months of fiscal 2013 was 0.1% compared to 60.0% for the first nine months of fiscal 2012. The Company is forecasting a taxable loss for fiscal 2013. The decline in taxes was related to projected annual tax losses for fiscal 2013 for which tax benefits are not expected to be recognized at this time due to valuation allowances.

Liquidity and Capital Resources

At January 26, 2013, the Company had a working capital deficit of $212.5 million due to long-term debt classified as current due to non-compliance with loan covenants. The Company’s capitalization at January 26, 2013 was $299.9 million and consisted of total debt of $309.3 million and shareholders’ deficit of $9.4 million.

On May 22, 2012, the Company entered into an Asset-Based Credit Agreement (the “ABL Facility”) and Term Loan Credit Agreement (the “Term Loan”), which replaced the Company’s then-existing credit facility. Under the ABL Facility, the Asset-Based Lenders agreed to provide a revolving senior secured asset-based credit facility in an aggregate principal amount of $200 million. Under the Term Loan, the Term Loan Lenders agreed to make a term loan to the Company in aggregate principal amount of $70 million. The Company used the proceeds of the ABL Facility and the Term Loan to repay outstanding indebtedness under the Company’s previous credit facility. Both the ABL Facility and the Term Loan contained customary events of default and financial, affirmative and negative covenants, including quarterly financial covenants relating to the Company’s (1) maximum secured leverage ratio, (2) maximum total leverage ratio, (3) maximum term loan ratio, (4) minimum fixed charge coverage ratio and (5) minimum interest coverage ratio. In addition, the Term Loan contained a minimum liquidity covenant requiring the Company to maintain minimum liquidity levels at the end of each month during the life of the Term Loan (consisting of qualified cash, subject to a $2.0 million cap, plus availability under the ABL Facility). The Company was not in compliance with the minimum liquidity covenant as of the end of December, 2012. As a result, the Company entered into a forbearance agreement with the ABL Facility and Term Loan lenders on January 4, 2013.

On January 28, 2013 (the “Petition Date”), School Specialty, Inc. and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) are being jointly administered as Case No. 13-10125 (KJC) under the caption “In re School Specialty, Inc., et al.” The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Chapter 11 Cases.

The Chapter 11 Cases were filed in response to an environment of ongoing declines in school spending and a lack of sufficient liquidity, including trade credit provided by the Debtors’ vendors, to permit the Debtors to pursue their business strategy to position the School Specialty brands successfully for the long term. As part of the Chapter 11 Cases and as discussed further below, the Debtors’ goal is to develop and implement a Chapter 11 plan that meets the standards for confirmation under the Bankruptcy Code. This includes a plan to either sell all or a portion of the Debtors’ assets pursuant to Section 363 of the Bankruptcy Code or to seek confirmation of a Chapter 11 reorganization plan providing for such a sale or other arrangement. A sale pursuant to Section 363 of the Bankruptcy code or the confirmation of a Chapter 11 reorganization plan could materially alter the classifications and amounts reported in the Debtors’ condensed consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan or other arrangement or the effect of any operational changes that may be implemented.

Subsequent to filing the Chapter 11 cases described in the overview section of MD&A, on January 31, 2013, the Company entered into a Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Bayside DIP Agreement”) by and among the Company, certain of its subsidiaries, Bayside Finance, LLC (“Bayside”) (as Administrative Agent and Collateral Agent), and the lenders party to the Bayside Credit Agreement and a Debtor-in-Possession Credit Agreement (the “ABL DIP Agreement”) by and among Wells Fargo Capital Finance, LLC (as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner) and GE Capital Markets, Inc. (as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent), General Electric Capital Corporation (as Syndication Agent), and the lenders that are party to the Asset-Based Credit Agreement (the “Asset-Based Lenders”) and the Company and certain of its subsidiaries.

The Bayside DIP Agreement provided for a senior secured, super-priority revolving credit facility of up to $50 million (the “Bayside Facility”), with an initial borrowing upon closing of $15 million, and subsequent anticipated borrowings in later weeks based on certain availability limitations. In addition, upon entry of the final order of the Bankruptcy Court, all unpaid amounts in respect of loans under the Credit Agreement dated as of May 22, 2012, by and among the Company, certain subsidiaries of the Company, Bayside (as Administrative Agent and Collateral Agent), and the lenders under that agreement (the “Prepetition Term Loan Agreement”), including the Early Payment Fee (as defined in the Prepetition Term Loan Agreement), which was payable as a result of the acceleration of the Prepetition Term Loan Agreement, plus accrued and unpaid interest through that date, and any additional unpaid fees, costs and expenses, would be refinanced and converted into term loans under the Bayside DIP Agreement.

Borrowings by the Company under the Bayside Facility were subject to borrowing limitations based on the exhaustion of availability of credit under the ABL Facility (as defined below) and certain other conditions. The principal amounts outstanding under the Bayside Facility bore interest based on applicable LIBOR or base rates plus margins as set forth in the Bayside DIP Agreement. Upon the occurrence of an event of default in the Bayside DIP Agreement, an additional default interest rate of 3.0% per annum applied. The Bayside DIP Agreement also provided for certain additional fees payable to the agents and lenders.

Borrowings under the Bayside DIP Agreement were required to be used to pay (i) certain pre-petition expenses of the Debtors and other costs authorized by the Bankruptcy Court, (ii) obligations under the Bayside DIP Agreement and other loan documents, and (iii) post-petition operating expenses and to fund working capital of the Debtors and other agreed-upon costs and expenses of administration of the Chapter 11 Cases.

All borrowings under the Bayside DIP Agreement were required to be repaid on the earliest of (i) June 30, 2013, and (ii) the date of termination of the Bayside DIP Agreement, whether pursuant to the consummation of a sale of substantially all of the assets of the Debtors under section 363 of the Bankruptcy Code, or (iii) certain other termination events.

The Bayside DIP Agreement provided for certain customary events of default and affirmative and negative covenants, including affirmative covenants requiring the Company to provide financial information, appraisals, budgets and other information, and negative covenants restricting the ability of the Company and its subsidiaries to incur additional indebtedness, grant liens, make investments, make certain payments, sell assets, suspend business activities or take certain other actions.

Pursuant to a Security and Pledge Agreement, the Bayside Facility was secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Bayside Lenders (the “Intercreditor Agreement”) the Bayside Lenders had a first priority security interest in all interests in real property, all intellectual property, all equipment and fixtures, and certain other assets of the Company and its subsidiaries, and had a second priority security interest in accounts receivable, inventory and certain other assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the Asset-Based Lenders in such assets, and a first priority security interest in all other assets.

The ABL DIP Agreement provides a revolving senior secured asset-based credit facility (the “ABL Facility”) in an aggregate principal amount of $175 million. The amount of revolving loans made during any one week is based on certain conditions, including the budget supplied by the Company. Outstanding amounts under the ABL Facility bear interest at a rate per annum equal to either: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus 2.75%, or (2) a LIBOR rate plus 3.75%. The default interest rate is three percentage points above the otherwise applicable rate. Interest on loans under the ABL Facility bearing interest based upon the Base Rate is due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate is due on the last day of each relevant interest period.

Pursuant to a Guaranty and Security Agreement, the ABL Facility is secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Pursuant to an interim order of the Bankruptcy Court, the Asset-Based Lenders have a first priority security interest in accounts receivable, inventory and certain other assets of the Company and the guarantor subsidiaries, and a second priority security interest in certain other assets including real property and equipment, subordinate only to the first priority security interest of the lenders under the Ad Hoc DIP Agreement (as defined below) in such other assets.

The ABL DIP Agreement contains customary events of default and affirmative and negative covenants, including (but not limited to) affirmative covenants relating to reporting, appointment of a chief restructuring officer, and bankruptcy transaction milestones, and negative covenants related to the financing order of the Bankruptcy Court, additional indebtedness, liens, assets, fundamental changes, and use of proceeds.

In connection with the entry into the Ad Hoc DIP Agreement (as defined below), the Company and the Asset-Based Lenders entered into an amendment to the ABL DIP Agreement.

On February 27, 2013, the Company entered into a Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Ad Hoc DIP Agreement”) by and among the Company, certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent and the lenders party to the Ad Hoc DIP Agreement.

The Ad Hoc DIP Agreement provides for a senior secured, super-priority revolving credit facility of up to $155 million (the “Ad Hoc Facility”), with an initial borrowing upon closing of $130 million, and subsequent anticipated borrowings of $15 million following the entry of the final order of the Bankruptcy Court and up to an additional $5 million on each of May 20, 2013 and May 27, 2013 upon the satisfaction of certain conditions.

The principal amounts outstanding under the Ad Hoc Facility bear interest based on applicable LIBOR or base rates plus margins as set forth in the Ad Hoc DIP Agreement. Upon the occurrence of an event of default in the Ad Hoc DIP Agreement, an additional default interest rate of 2.0% per annum applies. The Ad Hoc DIP Agreement also provides for certain additional fees payable to the agents and lenders.

Borrowings under the Ad Hoc DIP Agreement are required to be used to (i) to provide working capital for the Company during the Chapter 11 Cases in the ordinary course of business and other costs and expenses of administration of the Chapter 11 Cases, in an aggregate principal amount not to exceed $60 million less any amounts used to prepay borrowings under the Bayside DIP Agreement, (ii) to refinance the outstanding balance of principal, accrued interest and other fees and charges due under the Prepetition Term Loan Agreement in an aggregate principal amount not to exceed $67 million other than amounts thereunder related to the Early Payment Fee and Default Interest (as defined in and calculated under the Prepetition Term Loan Agreement), (iii) to refinance the outstanding balance of principal, accrued interest and other fees and charges due under the Bayside DIP Agreement in an aggregate principal amount not to exceed $25 million, (iv) to fund the escrow account which may be used, if and to the extent set forth in the Ad Hoc DIP Agreement, for potential payment to Bayside of the Early Payment Fee and Default Interest, (v) to pay fees and expenses related to the Ad Hoc DIP

Agreement and the other loan documents, (vi) certain pre-petition expenses of the Company and other costs authorized by the Bankruptcy Court, (vii) obligations under the Prepetition Term Loan Agreement and other loan documents, and (viii) post-petition operating expenses and to fund working capital of the Company and other agreed-upon costs and expenses of administration of the Chapter 11 Cases.

All borrowings under the Ad Hoc DIP Agreement are required to be repaid on the earliest of (i) June 30, 2013, and (ii) the date of termination of the Ad Hoc DIP Agreement, whether pursuant to the consummation of a sale of substantially all of the assets of the Debtors under section 363 of the Bankruptcy Code, or (iii) certain other termination events.

The Ad Hoc DIP Agreement provides for certain customary events of default and affirmative and negative covenants, including affirmative covenants requiring the Company to provide financial information, appraisals, budgets and other information, and negative covenants restricting the ability of the Company and its subsidiaries to incur additional indebtedness, grant liens, make investments, make certain payments, sell assets, suspend business activities or take certain other actions.

Pursuant to a Security and Pledge Agreement, the Ad Hoc Facility is secured by a first priority security interest in substantially all of the assets of the Company and the guarantor subsidiaries. Pursuant to the interim order of the Bankruptcy Court, the Lenders under the Ad Hoc DIP Agreement have (a) a first priority security interest in all interests in unencumbered property, avoidance actions under the Bankruptcy Code, and certain other assets of the Company and its subsidiaries, (b) an interest in and lien upon all Term Loan Priority Collateral equal and ratable to the lien and security interest granted in such Term Loan Priority Collateral to secure the Asset-Based Lenders, and (c) a second priority security interest in accounts, inventory and certain other assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the Asset-Based Lenders in such assets, and a first priority security interest in all other assets.

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company’s property. Accordingly, although the Company defaulted on certain of the Debtors’ debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of the Company’s pre-petition liabilities are subject to settlement under a reorganization plan or in connection with a Section 363 sale. As a result of the Bankruptcy Filing the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a confirmed reorganization plan or other arrangement may materially change the amounts and classifications in the Company’s condensed consolidated financial statements.

Subsequent to the Petition Date, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations. These obligations related to certain employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the Petition Date. The Company has retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Company in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Company may seek Bankruptcy Court approval to retain additional professionals.

The U.S. Trustee for the District of Delaware (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court on all matters affecting the Debtors. There can be no assurance that the UCC will support the Company’s positions on matters to be presented to the Bankruptcy Court in the future or on any reorganization plan, once proposed.

In order for the Company to emerge successfully from Chapter 11, the Company may determine that it is in the best interests of the Debtors’ estates to seek Bankruptcy Court approval of a sale of all or a portion of the Company’s assets pursuant to Section 363 of the Bankruptcy Code or seek confirmation of a reorganization plan providing for such a sale or other arrangement. The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. A Section 363 Sale or a reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

The Company presently expects that any proposed Section 363 Sale or reorganization plan will provide, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company. Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Company will be able to secure approval for the Company’s proposed reorganization plan from the Bankruptcy Court or that the Company’s proposed plan will be accepted by its lenders. In the event the Company does not secure approval of the reorganization plan, the outstanding principal and interest could become immediately due and payable.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to comply with the financial and other covenants contained in the DIP Credit Agreements, the Bankruptcy Court’s approval of the Company’s Section 363 sale or reorganization plan and the Company’s ability to successfully implement the Company’s plan and obtain exit financing, among other factors. As a result of the Chapter 11 Case, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreements), for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, the reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Case.

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

On March 1, 2011 and July 7, 2011, we exchanged $100.0 million and $57.5 million, respectively, in aggregate principal amount of the outstanding 2006 Debentures, for $100.0 million and $57.5 million, respectively, in aggregate principal amount of convertible debentures also due November 30, 2026, (“the 2011 Debentures”). The 2011 Debentures are unsecured, subordinated obligations of the Company, pay interest at 3.75% per annum on each May 30th and November 30th, and are convertible upon satisfaction of certain conditions. Principal will accrete on the 2011 Debentures at a rate of 3.9755% per year, compounding on a semi-annual basis. The events of default under the ABL Facility and Term Loan and the acceleration of the obligations thereunder, which are described above, are events of default under the 2011 Debentures. The trustee or the holders of at least 25% in aggregate accreted principal amount may declare the accreted principal amount of the 2011 Debentures and any accrued and unpaid interest on the 2011 Debentures to be immediately due and payable, subject to the subordination provisions of the 2011 Debentures.

Net cash provided by operating activities increased $0.5 million to $34.5 million in the first nine months of fiscal 2013 as compared to net cash provided by operating activities of $34.0 million in the first nine months of fiscal 2012

Net cash used in investing activities increased $1.6 million to $7.1 million in the first nine months of fiscal 2013 as compared to $5.5 million for the first nine months of fiscal 2012. Additions to property, plant and equipment decreased $3.0 million from the first nine months of fiscal 2012 to $3.6 million in the first nine months of fiscal 2013. Product development spending decreased $0.8 million from the first nine months of fiscal 2012 to $4.8 million in the first nine months of fiscal 2012, primarily as a result of a reduction in capital spending by the Company. During the first quarter of fiscal 2013, the

Company transferred $2.7 million of cash into a restricted account. During the third quarter of fiscal 2013, $1.0 million was transferred from the restricted cash account as the letter of credit secured by this amount was canceled. The funds in the restricted account serve as collateral primarily for the Company’s workmen’s compensation insurance and other lease obligations, secured by letters of credit. These restricted funds cannot be withdrawn from our account without prior written consent of the secured parties. Partially offsetting the increase was the $3.0 million receipt related to the collection of portion of a long-term note receivable which was related to divestiture activity dating back to fiscal 2008. The proceeds from the long-term note receivable were used to reduce the Company’s Term Loan from $70.0 million to $67.0 million during the second quarter of fiscal 2013. The Company received no proceeds from the sale of assets in the first nine months of fiscal 2013 as compared to $6.7 million in the first nine months of fiscal 2012.

Net cash used in financing activities decreased $14.8 million to $22.6 million in the first nine months of fiscal 2013 as compared to net cash used in financing activities of $37.4 million for the first nine months of fiscal 2012. The decrease was related to the Company’s decline in net repayments of debt in the current year.

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

On January 28, 2013, School Specialty, Inc. and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) are being jointly administered as Case No. 13-10125 (KJC) under the caption “In re School Specialty, Inc., et al.” The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. The Company’s foreign subsidiaries were not part of the Chapter 11 Cases.

ITEM 1A.	Risk Factors

The business and financial results of the Company are subject to numerous risks and uncertainties. There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended April 28, 2012. The following additional risk factors, related to the Company’s bankruptcy filing, have been added to those reported in its Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

Trading in shares of our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Currently outstanding shares of our common stock could be cancelled and extinguished upon confirmation of a Chapter 11 plan by the Bankruptcy Court, in which case the shares would have no value.

It is uncertain at this stage of the Chapter 11 Cases if any confirmed Chapter 11 plan would allow for distributions with respect to our currently outstanding shares of common stock. We believe that it is more likely that outstanding shares of our common stock would be cancelled and extinguished upon confirmation of a Chapter 11 plan by the Bankruptcy Court. In this event, the holders of our common stock would not be entitled to receive or retain any cash, securities or other property on account of their cancelled shares of common stock. As a result, our currently outstanding common stock would have no value. Trading prices for our common stock may bear little or no relationship to the actual recovery, if any, by holders in the Chapter 11 Cases. Accordingly, we urge extreme caution with respect to existing and future investments in our common stock.

Our common stock is no longer listed on a national securities exchange and is quoted only on the over-the-counter trading market, which is likely to negatively affect trading liquidity and our stock price.

On February 6, 2013, the NASDAQ Stock Market, Inc. (the “NASDAQ”) suspended trading in our common stock following our announcement of the commencement of the Chapter 11 Cases. The over-the-counter trading market is not a formal securities exchange and quotation of our common stock is likely to result in a significantly less liquid market available for existing and potential stockholders to trade shares of our common stock. The lack of a liquid market could further depress the trading price of our common stock and also have a long-term adverse effect on our ability to raise equity capital. In addition, securities that trade in the over-the-counter market are not eligible for margin loans and make our common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1933, commonly referred to as the “penny stock rule.” In connection with the delisting of our common stock, there may also be other negative implications, including the potential loss of confidence in our Company by suppliers, customers and employees and the loss of institutional investor interest in our common stock. We cannot predict whether or when we may be able to relist our common stock on the NASDAQ or another national securities exchange.

There can be no assurance that we will be able to remain in compliance with the requirements of the DIP Credit Agreements or that the lending commitments under the DIP Credit Agreements will not be terminated by our lenders.

In addition to standard financing covenants and events of default, the DIP Credit Agreements provides for events of default specific to the Chapter 11 Cases, including, among others, defaults arising from our failure to adhere to the budget agreed upon with our lenders in connection with the DIP Credit Agreements or our failure to obtain Bankruptcy Court approval for a Chapter 11 plan acceptable to our lenders. The occurrence of an event of default under the DIP Credit Agreements would give our lenders the right to terminate their lending commitments and exercise other remedies available to them under the DIP Credit Agreements.

If the DIP Credit Agreements are terminated or our access to funding is restricted or terminated, it is likely that we would not have sufficient cash availability to meet our operating needs or satisfy our obligations as they become due. In this event, we would be required to seek a sale of all or a portion of our assets pursuant to Section 363 of the Bankruptcy Code or to convert the Chapter 11 Cases into liquidation under Chapter 7 of the Bankruptcy Code.

Our liquidity position imposes significant risks to our operations.

The DIP Credit Agreements provides for a revolving loan facility that is intended to be used for the financing of our ordinary working capital and general corporate needs, including certain fees and expenses of retained professionals, and for payment of certain pre-petition expenses. There can be no assurance that the amount of cash from operations, together with available trade credit extended by our vendors and amounts available under the DIP Credit Agreements, will be sufficient to fund our operations. In the event that cash flows, trade credit and borrowings under the DIP Credit Agreements are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available or, if available, would be available on acceptable terms. Failure to secure any necessary additional financing would have a material adverse effect on our operations and ability to continue as a going concern.

Operating under Chapter 11 may restrict our ability to pursue our strategic and operational initiatives.

Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of the DIP Credit Agreements limit our ability to undertake certain business initiatives. These limitations include, among other things, our ability to:

•	sell assets outside the normal course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	grant liens; and

•	finance our operations, investments or other capital needs or to engage in other business activities that may be in our interest.

The requirements of the Chapter 11 Cases have consumed and will continue to consume a substantial portion of our management’s time and attention and leave them with less time to devote to the operation of our business. This diversion of attention may materially adversely affect the conduct of our business and our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

We may experience increased levels of employee attrition.

During the pendency of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees are expected to face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale, at the corporate and distribution levels, could have a materially adverse effect on our ability to meet the expectations of our customer and other business partners, which could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 Cases is limited during the Chapter 11 Cases by restrictions on implementation of retention programs. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition and results of operations.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance.

Our capital structure will likely be significantly altered under any Chapter 11 plan confirmed by the Bankruptcy Court. Under fresh-start reporting rules that may apply to us upon the effective date of a Chapter 11 plan, our assets and liabilities would be adjusted to fair value and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of a Chapter 11 plan, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations.

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

March 7, 2013	/s/ Michael P. Lavelle
Date	Michael P. Lavelle
Chief Executive Officer
(Principal Executive Officer)

March 7, 2013	/s/ David N. Vander Ploeg
Date	David N. Vander Ploeg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Senior Secured Super Priority Debtor-In-Possession Credit Agreement dated as of February 27, 2013 by and among School Specialty, Inc., certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent, and the lenders party therto

10.2	Security and Pledge Agreement dated as of February 27, 2013 by and among School Specialty, Inc., U.S. Bank National Association, et al.

10.3	Debtor-in-Possession Credit Agreement dated as of January 31, 2013 by and among Wells Fargo Capital Finance, LLC, as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner, and GE Capital Markets, Inc., as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent, General Electric Capital Corporation, as Syndication Agent, the lenders party thereto, School Specialty, Inc. and certain of its subsidiaries

10.4	Amendment No. 1 dated as of February 27, 2013 to Debtor-in-Possession Credit Agreement by and among Wells Fargo Capital Finance, LLC, as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner, and GE Capital Markets, Inc., as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent, General Electric Capital Corporation, as Syndication Agent, the lenders party thereto, School Specialty, Inc. and certain of its subsidiaries

10.5	Guaranty and Security Agreement among the Grantors set forth therein and Wells Fargo Capital Finance, LLC, dated as of January 31, 2013

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended January 26, 2013 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.