Form 10-K
period 2013-04-27
SCHOOL SPECIALTY INC
filed 2013-08-07
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended April 27, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-24385

SCHOOL SPECIALTY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	39-0971239
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

W6316 Design Drive
Greenville, Wisconsin	54942
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 734-5712

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of October 27, 2012, was approximately $34,330,319. As of June 12, 2013, there were 1,000,004 shares of the Registrant’s common stock outstanding.

PART I

Item 1.	Business

Unless the context requires otherwise, all references to “School Specialty,” the “Company,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. Our fiscal year ends on the last Saturday in April of each year. In this Annual Report on Form 10-K (“Annual Report”), we refer to fiscal years by reference to the calendar year in which they end (e.g., the fiscal year ended April 27, 2013 is referred to as “fiscal 2013”).

Bankruptcy Filing

On January 28, 2013, School Specialty, Inc. and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) were jointly administered as Case No. 13-10125 (KJC) under the caption “In re School Specialty, Inc., et al.” The Debtors continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. The Company’s foreign subsidiaries were not part of the Chapter 11 Cases.

The Chapter 11 Cases were filed in response to an environment of ongoing declines in school spending and a lack of sufficient liquidity, including trade credit provided by the Debtors’ vendors, to permit the Debtors to pursue their business strategy to position the School Specialty brands successfully for the long term. As a result of the Chapter 11 filing, the Company’s common stock was delisted from the NASDAQ Stock Market, effective March 1, 2013.

On May 23, 2013, the Bankruptcy Court entered an order confirming the Debtors’ Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”), and a corrected copy of such order was entered by the Bankruptcy Court on June 3, 2013. The Reorganization Plan, which is described in additional detail below, became effective on June 11, 2013 (the “Effective Date”). Pursuant to the Reorganization Plan, on the Effective Date, the Company’s existing credit agreements, outstanding convertible subordinated debentures, equity plans and certain other agreements were cancelled. In addition, all outstanding equity interests of the Company that were issued and outstanding prior to the Effective Date were cancelled on the Effective Date. Also on the Effective Date, in accordance with and as authorized by the Reorganization Plan, the Company reincorporated in Delaware and issued a total of 1,000,004 shares of Common Stock of the reorganized Company to holders of certain allowed claims against the Debtors in exchange for such claims. As of June 12, 2013, there were 60 record holders of the new common stock of the reorganized Company issued pursuant to the Reorganization Plan.

The Reorganization Plan

General

The Reorganization Plan generally provided for the payment in full in cash on or as soon as practicable after the Effective Date of specified claims, including:

•

All claims (the “DIP Financing Claims”) under the Debtor-in-Possession Credit Agreement (the “ABL DIP Agreement”) by and among Wells Fargo Capital Finance, LLC (as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner) and GE Capital Markets, Inc. (as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent), General Electric Capital Corporation (as syndication agent), the lenders party to the ABL DIP Facility (as defined below), and the Company and certain of its subsidiaries;

•	Certain pre-petition secured claims;

•	All claims relating to the costs and expenses of administering the Chapter 11 Cases; and

•	All priority claims.

In addition, the Reorganization Plan generally provides for the treatment of allowed claims against, and equity interests in, the Debtors as follows:

•

The lenders under the Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Ad Hoc DIP Agreement”) by and among the Company, certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent and the lenders party thereto were entitled to receive (i) cash in an approximate amount of $98.3 million, and (ii) 65% of the common stock of the reorganized Company;

•	Each holder of an allowed general unsecured claim is entitled to receive a deferred cash payment equal to 20% of such allowed claim, plus interest, on the terms described in the Reorganization Plan;

•

Each holder of an unsecured claim arising from the provision of goods and/or services to the Debtors in the ordinary course of its pre-petition trade relationship with the Debtors, with whom the reorganized Debtors continue to do business after the Effective Date, is entitled to receive a deferred cash payment equal to 20% of such claim, plus interest, on the terms described in the Reorganization Plan. Such holders may increase their percentage recoveries to 45%, plus interest, by electing to provide the reorganized Debtors with customary trade terms for a specified period, as described in the Reorganization Plan;

•

Each holder of the Company’s 3.75% Convertible Subordinated Debentures due 2026, as further described elsewhere in this report, received its pro rata share of 35% of the common stock of the reorganized Company;

•

Each holder of an allowed general unsecured claim or allowed trade unsecured claim of $3,000 or less, or any holder of a general unsecured claim or trade unsecured claim in excess of $3,000 that agreed to voluntarily reduce the amount of its claim to $3,000 under the terms described in the Reorganization Plan, was entitled to receive a cash payment equal to 20% of such allowed claim on or as soon as practicable after the Effective Date; and

•

Holders of equity interests in the Company prior to the Effective Date, including claims arising out of or with respect to such equity interests, were not entitled to receive any distribution under the Reorganization Plan.

Exit Facilities

As of the Effective Date, the Debtors closed on the exit credit facilities, the proceeds of which were or will be, among other things, used to (i) pay in cash the DIP Financing Claims, to the extent provided for in the Reorganization Plan, (ii) make required distributions under the Reorganization Plan, (iii) satisfy certain Reorganization Plan-related expenses, and (iv) fund the reorganized Company’s working capital needs. The terms of the exit credit facilities are described under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Equity Interests

As mentioned above, all shares of the Company’s common stock outstanding prior to the Effective Date were cancelled and extinguished as of the Effective Date. In accordance with the Reorganization Plan, on the Effective Date, the reorganized Company issued the new common stock, subject to dilution pursuant to the Management Incentive Plan (as defined and described below). The Company issued 1,000,004 shares of new common stock on the Effective Date pursuant to the Reorganization Plan, which constitutes the total number of shares of new common stock outstanding immediately following the Effective Date, subject to dilution pursuant to the Management Incentive Plan.

On the Effective Date, equity interests in the Company’s U.S. subsidiaries were deemed cancelled and extinguished and of no further force and effect, and each reorganized subsidiary was deemed to issue and distribute the new subsidiary equity interests. The ownership and terms of such new subsidiary equity interests in the reorganized subsidiaries are the same as the ownership and terms of the equity interests in these subsidiaries immediately prior to the Effective Date, except as otherwise provided in the Reorganization Plan.

Reincorporation in Delaware; Amendments to Articles of Incorporation

On the Effective Date, the Company was reincorporated as a Delaware corporation. Prior to the Effective Date, the Company caused a new wholly owned subsidiary to be formed in Delaware. On the Effective Date, the Company entered into a plan of merger with the Delaware subsidiary, providing for the Company to merge with and into the Delaware subsidiary, so that the Company’s separate corporate existence as a Wisconsin corporation ceased and the Delaware subsidiary was the surviving corporation. The certificates of incorporation of the reorganized Company and its reorganized subsidiaries were amended to be consistent with the provisions of the Reorganization Plan and the Bankruptcy Code, including the prohibition of issuance of nonvoting equity securities only for so long as, and to the extent that, the issuance of nonvoting equity securities is prohibited by the Bankruptcy Code. The reorganized Company was authorized to issue the new common stock for distribution in accordance with the terms of this Reorganization Plan and the amended certificate of incorporation without the need for any further corporate or shareholder action.

Appointment of Senior Executive Officers and Directors

Pursuant to the Reorganization Plan, on the Effective Date, the terms of the directors and managers of the board of directors or board of managers of the Debtors expired and such directors and managers were deemed removed from such boards. The initial board of directors of the reorganized Company is comprised of four members, including:

•	Michael P. Lavelle, the Company’s Chief Executive Officer; and

•	Three directors, including Madhu Satyanarayana, Justin Lu and James R. Henderson, as designated by the three largest lenders under the Ad Hoc DIP Agreement.

All of the other lenders under the Ad Hoc DIP Agreement had the right to designate an additional director under the Reorganization Plan. These lenders determined not to exercise their right, and have requested that the board of directors designate the additional director at its discretion.

On the Effective Date, the officers of each of the reorganized Company and subsidiaries were appointed in accordance with the provisions of the new organizational documents.

On July 22, 2013 the Company entered into a Transition and Separation Agreement and Mutual General Release (the “Transition Agreement”) with Mr. Lavelle, pursuant to which Mr. Lavelle resigned as President and Chief Executive Officer of the Company, and as a member of the board of directors of the Company, effective as of such date after August 2, 2013 as determined by the board of directors, but not later than September 1, 2013. The effective date is expected to be August 9, 2013. As discussed in more detail in Item 10, Directors, Executive Officers and corporate Governance, because of the resignation of Mr. Lavelle, the board of directors appointed James R. Henderson to serve as interim Chief Executive Officer of the Company.

Restructuring

The Reorganization Plan provided as soon as reasonably practicable after the Effective Date, that the reorganized Company and subsidiaries may simplify and rationalize their corporate structures by eliminating certain entities deemed no longer essential. As of the date hereof, the Company has not eliminated any such entities.

Management Incentive Plan

The Reorganization Plan provides that, following the Effective Date, the board of directors of the reorganized Company will determine the terms of an incentive plan (a “Management Incentive Plan”) permitting the reorganized Company to grant participating employees, officers and directors of the reorganized Company shares of common stock of the reorganized Company and/or options to acquire shares of common stock, and/or to provide such participating employees, officers and directors with such other consideration, including cash bonuses, as the new board of directors may determine.

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

Across both groups, we reach our customers through a sales force of approximately 497 professionals, 8.9 million catalogs, and our proprietary e-commerce websites. In fiscal 2013, we believe we sold products to approximately 70% of the estimated 130,000 schools in the United States and we believe we reached a majority of the 3.8 million teachers in those schools. For fiscal 2013 we generated revenues of $675.0 million.

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

Our Accelerated Learning segment product lines include Premier AgendasTM, Delta Education®, FOSS®, CPO ScienceTM, Frey Scientific®, Educator’s Publishing Service®, Academy of Reading®, Wordly Wise 3000®, ThinkMath!TM, Making Connections®, S.P.I.R.E. ® and SPARK®. Our Accelerated Learning products and services accounted for approximately 26% of our revenues in fiscal 2013.

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

Educational Resources products include both proprietary branded products and national brands. The segment’s well-known proprietary brands include Education Essentials®, Sportime®, Childcraft®, Sax® Arts & Crafts, Califone®, abc®, Abilitations®, School Smart®, Classroom Select® and Projects by Design®. Educational Resources products and services accounted for approximately 74% of our revenues for fiscal 2013.

School Specialty, Inc., founded in October 1959, was acquired by U.S. Office Products in May 1996. In June 1998, School Specialty was spun-off from U.S. Office Products in a tax-free transaction. In August 2000, we reincorporated from Delaware to Wisconsin. In accordance with the Reorganization Plan, in June 2013, the Company was reincorporated in Delaware. Our principal offices are located at W6316 Design Drive, Greenville, Wisconsin 54942, and our telephone number is (920) 734-5712. Our general website address is www.schoolspecialty.com. You may obtain, free of charge, copies of this Annual Report on Form 10-K as well as our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K (and amendments to those reports) filed with, or furnished to, the Securities Exchange Commission as soon as reasonably practicable after we have filed or furnished such reports by accessing our website at http://www.schoolspecialty.com, selecting “Investors” and then selecting the “SEC Filings” link. Information contained in any of our websites is not deemed to be a part of this Annual Report.

Industry Overview

The United States preK-12 education market is a large industry that has historically exhibited attractive and stable growth characteristics, despite fluctuations in the U.S. economy. For example, during the recessions of 1981-1983, 1991-1992 and 2001-2002, preK-12 education funding in the United States grew at compound annual growth rates (“CAGRs”) of 5.3%, 5.0% and 4.7%, respectively. However, the significant downturn in the general economy from 2008 through 2013 has had a major impact on all sectors of the economy, including education.

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

Over the long term, we expect total educational expenditures (excluding capital outlays and interest on debt) to stabilize and then rise when state and local funding returns to more normalized levels. While recent macroeconomic events have created an unprecedented reduction in school budgets, spending per student and student enrollment are the two primary drivers of future education expenditures, and each is predicted to rise over the next nine years. According to the National Center for Education Statistics, public and private preK-12 enrollment is projected to rise from 54.9 million in 2012-13 school year to 57.9 million by the 2020-21 school year. Total public school enrollment is projected to increase each year from 2013 to 2020.

Our focus within the United States preK-12 education market is on supplemental educational products, equipment and standards-based curriculum in targeted subject areas. Our customers are teachers, curriculum specialists, individual schools and school districts who purchase products and instructional solutions for school and classroom use. We estimate that our addressable market for supplemental educational products, equipment and curriculum has generally tracked education funding and currently is approximately $6 billion to $7 billion.

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

Recent Acquisitions

We have acquired two businesses since fiscal 2008:

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

Competitive Strengths

We attribute our strong competitive position to the following key factors:

A Market Leader in Fragmented Industry. We are one of the largest providers of supplemental educational products and equipment to the preK-12 education markets in the United States and Canada. Within our industry, there are over 3,000 retail and wholesale competitors, a majority of which are family or employee-owned, regional companies that generate annual revenues under $10 million. We believe that our scale and scope of operations relative to our education competitors provide several competitive advantages, including a broader product offering, advantageous purchasing power, a national distribution network and the ability to manage the seasonality and peak shipping requirements of the school purchasing cycle.

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

Strong Customer Reach and Relationships. We have developed a highly integrated, three-tiered sales and marketing approach which we believe provides us with an unparalleled ability to reach teachers and curriculum specialists as well as school district and individual school administrators. We reach our customers through the industry’s largest sales force of approximately 497 professionals, catalog mailings and our proprietary e-commerce websites. In fiscal 2013, we estimate that we sold products to approximately 70% of the estimated 130,000 schools in the United States and reached a majority of the 3.8 million teachers in those schools. We utilize our extensive customer databases to selectively target the appropriate customers for our catalog offerings. Additionally, we have invested heavily in the development of our e-commerce websites, which provide broad product offerings and which we believe generate higher internet sales than many of our education competitors. Revenues derived directly from internet sales, which were approximately 21.3% of our sales in fiscal 2013 compared to less than 17% of our sales in fiscal 2009, have increased as more school districts and teachers go online to order supplies.

Highly Diversified Business Mix. Our broad product portfolio and geographic reach minimize our concentration and exposure to any one school district, state, product or supplier. In fiscal 2013, our top 10 school district customers collectively accounted for less than 10% of revenues and our customers within any one state collectively accounted for less than 10% of revenues. For the same period, our top 100 products accounted for less than 11% of revenues. Products from our top 10 suppliers generated less than 21% of revenues in fiscal 2013. We believe this diversification somewhat limits our exposure to state and local funding cycles and to product demand trends.

Strong Repeat Business. Over 70% of our revenues are generated from the sale of consumable products, which typically need to be replaced each school year. We continue to maintain strong relationships with schools, school districts and other customers and believe our customer retention rate is over 90% in a highly competitive business.

Strong Cost Controls and Focus on Working Capital. Despite our revenue declines in recent years, we believe our focus on cost reductions and aggressive management of working capital, are positioning the Company to capitalize on future revenue growth when the economy and school funding return to more normal levels. We continue to focus on growing revenues within our Accelerated Learning and Educational Resources segments, increasing our mix of proprietary products and improving our operations. We also enjoy highly predictable working capital cycles.

Focus on Growth Opportunities through Transformation Initiatives and Partnerships. In addition, we believe we have multiple long term revenue growth and margin improvement opportunities, including enhancing our sales efforts in under-penetrated states, expanding our private-label business, further developing our educational curriculum and technology offerings, increasing sourcing from overseas, optimizing direct marketing operations, increasing supply chain efficiency and expanding our product line through strategic extensions. We are actively pursuing partnering opportunities for content development and distribution. We also believe our movement toward organizing around product and customer categories has better synchronized our go-to-market strategies, product development efforts and supplier relationships.

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

The Company’s long term initiatives are intended to enhance organic growth, improve margins, and evaluate capital investments and allocation. Those initiatives are based on five major themes, including:

•	Improving product management and market focus;

•	Optimizing our business;

•	Improving the customer experience;

•	Expanding into new markets; and

•	Improving communication.

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

Evaluation of Capital Investment and Allocation: We are in the process of a major review of all of our product lines and businesses to determine those with unacceptable or inadequate profitability, while simultaneously analyzing the appropriate solution to maximize our returns, either from disposition or further capital investment. We expect to finalize this analysis by the end of fiscal 2014.

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

Science: Our leading science position, largely comprised of highly recognized proprietary or exclusive offerings, provides learning resources focused on promoting scientific education and inquiry, literacy and achievement to the preK-12 education market. Our products range from laboratory supplies, equipment and furniture to highly effective hands-on learning curriculums. Our science brands include FOSS® (Full Option Science System), Frey Scientific®, Delta Science ModulesTM, Delta Education®, CPO ScienceTM, and Neo/SCI®.

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

Coordinated School Health: We offer proven, research-based physical education and health solutions such as SPARK®, which is a curriculum- and product-based program focused on promoting healthy, active lifestyles and combating childhood obesity. Each SPARK program provides a coordinated package of curriculum, on-site teacher training, and content-matched equipment from our Sportime® product line. The program maximizes physical activity during physical education classes by providing teachers with alternative games, dances and sports that ensure all students are actively engaged and learning.

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

Early Childhood. Our early childhood offering provides educators of young children with products that promote learning and development. Our full-line, highly proprietary offering provides educators with everything from advanced literacy and dramatic play to manipulatives, and basic arts and crafts. We manufacture award-winning early childhood wood furniture in our Bird-in-Hand Woodworks® facility. Our well-known early childhood brands include Childcraft® and abc®.

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

Audio Technology. We believe we are the leading provider of educator-inspired quality audio technology products, including state-of-the-art multi-media, audio visual and presentation equipment for the preK-12 education market. These products are marketed under the brand name Califone®.

Furniture Category: We believe we are the largest source for school furniture in the United States, offering a full range of school-specific furniture and equipment. Our offering allows us to equip an entire facility, refurbish a specific location within a school, such as a cafeteria, gymnasium or media center, or to replace individual items such as student desks and chairs. We launched a product line of proprietary furniture under our Classroom Select® brand. This offering is a highly functional and outstanding quality classroom furniture line. We also have been granted exclusive franchises for certain furniture lines in specific territories. In addition, we offer our proprietary service, Projects by Design®, which provides turn-key needs assessment, budget analysis and project management for new construction projects.

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

Proprietary Products. We develop many proprietary products and generally outsource the manufacturing of these items. We purchase non-proprietary Accelerated Learning products in a similar manner to that of our purchasing process for Educational Resources products. In fiscal 2010, we signed an agreement for the exclusive manufacture of our proprietary Classroom Select® furniture lines in China.

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

Private Label Product. We launched the School Smart brand in 2005. Since that time we have focused our strategy on providing a private brand alternative for educators, using a combination of off-shoring and out-sourcing of products. In fiscal 2013 our revenue for School Smart branded products was approximately $60.8 million. We continue to seek opportunities to optimize the balance of branded and private brand products and we believe that there are additional opportunities to grow sales through new products, product line extensions and new product configurations.

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

Logistics

We believe we have one of the largest and most sophisticated distribution networks among our direct competitors with five fully automated and seamlessly integrated distribution centers, totaling approximately 1.3 million square feet of operating space. We believe this network represents a significant competitive advantage, allowing us to reach any school in a fast and efficient fashion. We have enhanced our distribution model, allowing most of our customers to receive their orders 3 to 5 days after shipment. We utilize a third-party logistics provider in Asia to consolidate inbound shipments, lowering our transportation and inventory storage costs.

In order to maintain the proprietary nature of some of our products, we operate three manufacturing facilities. Our Lancaster, Pennsylvania plant manufactures wood furniture for our early childhood offerings. The Bellingham, Washington, and Fremont, Nebraska, facilities produce products for our agenda and forms offerings. Products that we manufacture accounted for less than 10% of sales during fiscal 2013, 2012 and 2011.

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

We have implemented a common enterprise resource planning (“ERP”) platform across the majority of our businesses. This platform has now replaced most of our existing systems and primarily includes software from Oracle’s E-Business suite. One of the major benefits from the common ERP platform is the consolidation of both product and customer information, which is designed to enhance our ability to execute our sales and marketing strategies. In addition, by utilizing common business systems across the Company, we have improved business processes, reduced cycle time and enhanced integration between the business units. We believe the technologies of the systems will readily support continued growth and integration of our existing businesses. Our distribution centers utilize interfaced warehouse management software to manage orders from our ERP and legacy systems.

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

Employees

As of June 12, 2013, we had approximately 1,583 full-time employees. To meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Backlog

We had no material backlog at April 27, 2013. Our customers typically purchase products on an as-needed basis.

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

Our credit facilities also require us to comply with certain financial ratios, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, and minimum interest coverage ratio, as well as minimum liquidity levels at the end of each month. These restrictions may hamper our ability to operate our business or could seriously harm our business by, among other things, limiting our ability to take advantage of financing, mergers and acquisitions, and other corporate opportunities. In the event that we fail to comply with the financial ratios or minimum liquidity levels contained in our credit facilities, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay the amounts due. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods.

See the Liquidity and Capital Resources section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a more detailed discussion of the Company’s projected compliance with these debt covenants.

Our common stock is currently not listed on a stock exchange or traded on any of the over-the-counter (OTC) markets, and as a result our investors do not have a meaningful degree of liquidity.

Our common stock is not currently listed on a stock exchange nor is it traded on any of the OTC markets. An investor may find it difficult or impossible to dispose of shares or obtain accurate information as to the market value of the common stock.

Our bankruptcy proceedings, which improved our capital structure and short-term liquidity position, contemplated that we would refine and implement our strategy and business plan, based upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, we may be unsuccessful in executing our strategy and business plan, which could have a material adverse effect on our business, financial condition, and results of operation.

Our bankruptcy proceedings, which improved our capital structure and short-term liquidity position, contemplated that we would refine and implement our strategy and business plan based upon assumptions and analyses developed by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we considered appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to obtain adequate liquidity and financing sources and establish an appropriate level of debt; (ii) our ability to restore customers’ confidence in our viability as a continuing entity and to attract and retain sufficient customers; (iii) our ability to retain key employees in those businesses that we intend to continue to emphasize; and (iv) the overall strength and stability of general economic conditions and, in particular, the school funding environment. The failure of any of these factors could materially adversely affect the successful execution of our strategy and business plan.

In connection with our bankruptcy proceedings, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of our Reorganization Plan and our ability to continue operations upon emergence from bankruptcy. The projections reflect numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. Further, the projections were limited by the information available to us as of the date of their preparation, which is subject to change. Accordingly, our actual financial condition and results of operations may differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by the Reorganization Plan or our strategy and business plan will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of the transactions contemplated by the

Reorganization Plan or subsequent strategy and business plan. In addition, the accounting treatment required for our bankruptcy reorganization may have an impact on our results going forward.

We are highly leveraged. As of April 27, 2013, we had $374 million of total debt, and as of June 12, 2013, immediately following the Effective Date, we had $173 million of total debt. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

Our level of debt and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

•	we will have to use a portion of our cash flow from operations for debt service rather than for our operations;

•	we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing;

•	the debt under our credit agreements is at a variable interest rates, making us more vulnerable to increases in interest rates;

•	we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•	we will be more vulnerable to general adverse economic and industry conditions; and

•	we may be disadvantaged compared to competitors with less leverage.

We expect to service our debt primarily from cash flow from operations. Our ability to service our debt obligations thus depends on our future performance, which will be affected by financial, business, economic and other factors. We are not able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. The cash flow we generate may not be sufficient to allow us to service our debt obligations. If we do not have sufficient capital, we may be required to refinance all or part of our existing debt, sell assets or borrow additional funds. We may not be able to take such actions on terms that are acceptable to us, if at all. In addition, the terms of our existing or future debt agreements may restrict us from adopting any of these refinancing alternatives.

The bankruptcy filing has had a negative impact on our relationships with customers, which may negatively impact our business going forward.

We have experienced reduced order volume since the filing of the Chapter 11 Cases. Although we have maintained relationships with many of our customers since our emergence from bankruptcy, we have experienced lower order volumes since the announcement of the Chapter 11 Cases. We believe that the bankruptcy negatively impacted many of our customers’ perceptions of our brand and financial stability. In particular, interest in our Projects by Design® services and orders related to furniture and school fixtures have declined since the announcement of the Chapter 11 Cases. We attribute this trend to customer uncertainty regarding whether the Company will remain solvent for the months or years that may be required to complete the design, building and renovation of schools. Additionally, as a result of the bankruptcy, we have experienced increased backorders associated with procuring product due to liquidity constraints. The negative perception of our financial condition that was created by the bankruptcy filing may also have an effect on the terms under which some customers are willing to continue to do business with us, and could materially adversely affect our business, financial condition and results of operations. The impact of this customer uncertainty as to the status of the Company cannot be accurately predicted or quantified. In order to compete successfully in our markets, we will need to restore customer confidence in our brand and our Company. We are engaging in efforts intended to improve and expand our relations with our customers. We have attempted to support our position with our key customers through direct and active contact with teachers, curriculum specialists and administrators. We may not be able to successfully improve our customer relationships so that our customers will do business with us as they have in the past. The failure to increase sales volumes would have a material adverse effect on our business, results of operations or financial condition. In addition, the delay or cancellation of material orders from, or problems at, any of our major customers could have a material adverse effect on our business, results of operations, or financial condition.

Our inability to obtain sufficient trade credit from our vendors or other sources in a timely manner and on reasonable terms could inhibit our growth and have an adverse effect on our results of operations.

Our ability to pay for products is largely dependent upon the payment terms, or trade credit, that our principal vendors provide us. The payment terms are based on several factors, including (i) our recent operating results, financial position (including our level of indebtedness) and cash flows; (ii) our payment history with the vendor; (iii) the vendor’s credit granting policies (including any contractual restrictions to which it is subject), our creditworthiness (as determined by various entities) and general industry conditions; (iv) prevailing interest rates; and (v) the vendors’ ability to obtain credit insurance in respect of amounts that we owe. We expect to continue to rely on trade credit from our vendors to provide a significant amount of our working capital. If our vendors fail to provide us with sufficient trade credit in a timely manner, we may have to rely on other sources of financing, which may not be readily available or, if available, may not be on terms acceptable or favorable to us. Our recent bankruptcy is likely to have adversely affected our relationship with our vendors and may damage our vendors’ perception of our financial position. These factors, along with any other adverse changes in any of these factors, could increase the costs of financing our inventory, limit or eliminate our ability to obtain vendor financing and adversely affect our results of operations and financial condition. Volatility and disruptions in the global economic environment including tightening in the credit markets could heighten the risk that we may not be able to obtain trade credit or alternative sources of financing, or that to the extent we can obtain it, the terms will be unfavorable. We are engaging in efforts intended to restore and improve our relations with our vendors. To the extent we are unable to do so, the loss of key vendors could have a material adverse effect on our business, results of operations or financial condition.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance.

Our capital structure was significantly altered under the Reorganization Plan. Under fresh-start reporting rules that apply to us upon the effective date of the Reorganization Plan, our assets and liabilities have been adjusted to fair value and our accumulated deficit has been restated to zero. Accordingly, our financial condition and results of operations subsequent to the effective date of the Reorganization Plan will not be comparable to the financial condition and results of operations reflected in our historical financial statements. It is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations. Except as otherwise expressly stated in this Annual Report, the financial statements and other financial information contained herein do not reflect fresh start accounting adjustments.

Our net operating loss carryforwards may be limited and other tax attributes may be reduced.

The Company expects to generate a Federal net operating loss in fiscal 2014. However, in conjunction with matters that resulted in the Chapter 11 Cases and Reorganization Plan, the Company experienced a change in ownership under Section 382 of the Internal Revenue Code. This could limit annual federal net operating loss utilization to an amount equal to the net equity value of our stock at the time of the ownership change multiplied by the federal long-term tax exempt rate.

In addition, the Company’s Reorganization Plan is expected to result in a reduction of tax attributes, including net operating losses and tax attributes particularly related to goodwill and intangible assets, as a result of the cancellation of pre-bankruptcy indebtedness and obligations. The reduction of these tax attributes may result in increased tax expense in future years.

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

We have seen a decline in our operating margin in recent years, primarily as a result of our revenue declines, which we believe are primarily related to the continued school spending cuts. The Company will continue to aggressively pursue further cost reductions if school spending continues to decline, but the Company does not intend to cut costs in areas that it believes could have a significant impact on future revenue growth. To the extent we are unable to identify additional cost reductions that can be made consistent with our strategy and the weakness in school spending persists, our operating margin may continue to decline. Additionally, spending declines can cause schools to consider purchasing lower priced products, which will lower the Company’s operating margins.

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

Our business depends to a large extent on the abilities and continued efforts of our executive officers and senior management. Since March 2013, several of our key employees, including our Chief Executive Officer, Chief Administrative Officer and Chief Marketing Officer, have resigned. These departures could have a material adverse effect on our business. In addition, if we are unable to attract and retain other key personnel and qualified employees, our business could be adversely affected. We do not intend to maintain key man life insurance covering any of our executive officers or other members of our management.

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

We may have a material amount of intangible assets which are potentially subject to impairment.

At April 27, 2013, intangible assets are expected to represent approximately 13% of our total assets on a pro forma basis using the application of fresh-start accounting. The Company is currently in the process of valuing its assets in conjunction with fresh-start accounting. Prospectively, the amount of goodwill and intangible assets may change based on the application of fresh-start accounting (except as otherwise expressly stated in this Annual Report, the financial information contained herein do not reflect fresh start accounting adjustments). We are required to evaluate whether our intangible assets have been impaired. As discussed in Note 8 to the consolidated financial statements in Item 8 of this report, the Company recorded impairment charges of $4.7 million related to indefinite-lived intangible assets in the third quarter of fiscal 2013 and $21.0 million related to indefinite-lived intangible assets in the third quarter of fiscal 2012. The impairments were determined as part of the fair value assessment of these assets.

We have a material amount of capitalized product development costs which might be written-down.

We had capitalized product development costs of $28.2 million and $27.7 million at April 27, 2013 and April 28, 2012, respectively, related to internally developed products, which are amortized to expense over the lesser of five years or the product’s life cycle. Any changes in the estimated sales volume or life cycle of the underlying products could cause the currently capitalized costs or costs capitalized in the future to be impaired.

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

Our corporate headquarters is located in a leased facility. The lease on this facility expires in April 2021. The facility is located at W6316 Design Drive, Greenville, Wisconsin, a combined office and warehouse facility of approximately 332,000 square feet, which also services both our Accelerated Learning and Educational Resources segments. In addition, we leased or owned the following principal facilities as of June 12, 2013:

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Bellingham, Washington (1)	48,000	Leased	December 31, 2013
Bellingham, Washington (1)	25,000	Leased	January 31, 2014
Bellingham, Washington (1)	14,000	Leased	December 31, 2013
Cambridge, Massachusetts (1)	18,000	Leased	April 30, 2018
Fremont, Nebraska (1)	95,000	Leased	November 30, 2013
Fresno, California (2)	163,000	Leased	October 31, 2017
Lancaster, Pennsylvania (2)	73,000	Leased	June 30, 2014
Lancaster, Pennsylvania	125,000	Leased	June 30, 2014
Mansfield, Ohio (2)	315,000	Leased	October 31, 2016
Nashua, New Hampshire (1)	348,000	Leased	December 31, 2018
Norcross, Georgia (2)	10,000	Leased	June 30, 2015
Salina, Kansas (2)	115,000	Owned	—
San Fernando, California (1)	37,000	Leased	January 31, 2014

(1)	Location primarily services the Accelerated Learning segment.
(2)	Location services both business segments.

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of August 1, 2013, the following persons served as executive officers of School Specialty:

Name and Age of Officer
Michael P. Lavelle Age 43	Mr. Lavelle has been President and Chief Executive Officer of School Specialty since joining the Company in January 2012. He was most recently President of the Education Group of Houghton Mifflin Harcourt and previously served as President of the K-12 and elementary education divisions of the company. During an 11-year term at Houghton Mifflin Harcourt, Mr. Lavelle served in a number of leadership positions and led efforts to acquire and combine several leading industry brands to form the largest K-12 education company in the United States. As President of the Education Group, he was responsible for operations and approximately 90% of revenues spanning U.S. and international markets. From 1997 to 2000, Mr. Lavelle served as Chief Financial Officer for John Zink Company, a portfolio company of Koch Industries. In May 2012, Houghton Mifflin Harcourt filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. He was appointed as a director of School Specialty in January 2012.
David N. Vander Ploeg Age 54	Mr. Vander Ploeg has been Executive Vice President and Chief Financial Officer of School Specialty since joining the Company in April 2008. Mr. Vander Ploeg was most recently Chief Operating Officer of Dutchland Plastics Corp., a molded products manufacturer based in Oostburg, Wisconsin. Before joining Dutchland, he was Executive Vice President and Chief Financial Officer at Schneider National, Inc., Green Bay, Wisconsin, a global leader in transportation and logistics services. During a 24-year career at Schneider National, he advanced through several positions of increasing responsibility, including Director of Planning and Budgeting, Group Controller, Vice President of Finance, and Senior Vice President-Chief Financial Officer, prior to being named Executive Vice President and Chief Financial Officer in 2004. Mr. Vander Ploeg is a director of Swift Transportation Company, a publicly traded transportation services company.
Richmond Y. Holden Age 59	Mr. Holden joined School Specialty in May 2007 as President of Educator’s Publishing Services. In March 2010, Mr. Holden was appointed President of Educational Resources and Executive Vice President of School Specialty, Inc. In fiscal 2013, Mr. Holden was appointed Executive Vice President of Educator’s Publishing Services. Prior to joining School Specialty, Mr. Holden was President and CEO of JL Hammett Co. During a 28 year career at JL Hammett Co. he advanced through several positions of increasing responsibility, including Marketing, Technology and Operations, prior to being promoted to Chief Executive Officer in 1992. Mr. Holden is a director of Acme United Corporation, a publicly traded company that is a supplier of cutting, measuring and safety products to the school, home office, hardware and industrial markets.

Name and Age of Officer
Patrick T. Collins Age 52	Mr. Collins joined School Specialty in September 2012 as Senior Vice President of Sales and is responsible for leading the Company’s sales organization and targeted strategic initiatives. He was most recently Senior Vice President, Sales of United Stationers, where he was responsible for sales, field marketing, customer service and business development, as well as the leadership of two divisions, which together, accounted for approximately $600 million in revenues. Prior to joining United Stationers in 2004, Mr. Collins was Senior Group Vice President, Sales and Marketing of Ingram Micro, Inc. His previous experience included 15 years at Frito-Lay in various positions of increasing responsibility. He graduated from Marietta College with a BA in Economics and received his MBA from The Ohio State University, Columbus.

On July 22, 2013 the Company entered into a Transition and Separation Agreement and Mutual General Release (the “Transition Agreement”) with Mr. Lavelle, pursuant to which Mr. Lavelle resigned as President and Chief Executive Officer of the Company, and as a member of the board of directors of the Company, effective as of such date after August 2, 2013 as determined by the board of directors, but not later than September 1, 2013. The effective date is expected to be August 9, 2013. As discussed in more detail in Item 10, Directors, Executive Officers and Corporate Governance, because of the resignation of Mr. Lavelle, the board of directors appointed James R. Henderson to serve as interim Chief Executive Officer of the Company.

Kathryn Pepper-Miller served as Executive Vice President and Chief Marketing Officer of School Specialty from April 2012 until her resignation, effective July 26, 2013. She was responsible for marketing strategy.

Gerald T. Hughes served as Chief Administrative Officer from April 2, 2012 until his resignation, effective March 31, 2013. He was responsible for human resources, legal, organization design and change management.

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

Market Information

Our common stock was traded under the symbol “SCHS” on The NASDAQ Global Select Market through February 5, 2013. On February 6, 2013, The NASDAQ Stock Market LLC suspended trading in the Company’s common stock following the commencement of the Chapter 11 Cases and delisted the common stock effective March 1, 2013. The Company’s common stock traded on the OTCQB market place of the OTC Market Groups as of February 6, 2013 under the symbol “SCHSQ” through June 11, 2013, the Effective Date of the Reorganization Plan. The table below sets forth the reported high and low closing sale prices for shares of our common stock, during the indicated quarters.

Fiscal 2013 quarter ended	High	Low
July 28, 2012	$3.92	$2.40
October 27, 2012	3.45	1.76
January 26, 2013	2.44	0.58
April 27, 2013	0.27	0.03

Fiscal 2012 quarter ended	High	Low
July 30, 2011	$15.38	$12.02
October 29, 2011	12.04	6.13
January 28, 2012	8.00	2.24
April 28, 2012	3.90	3.07

Holders

As of June 8, 2012, there were 1,739 record holders of our common stock. The common stock held by these shareholders was canceled on June 11, 2013, the Effective Date of the Reorganization Plan. As of June 12, 2013, there were 60 record holders of the new common stock of the reorganized Company issued pursuant to the Reorganization Plan.

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

PERFORMANCE GRAPH

The following graph compares the total shareholder return on our Common Stock since April 27, 2008 with that of the Russell 3000 Stock Market Index and a peer group index including: Office Depot, Inc. (ODP), Staples, Inc. (SPLS), OfficeMax, Inc. (OMX), Cambium Learning Group, Inc. (ABCD), The McGraw-Hill Companies, Inc. (MHP), Pearson PLC (PSO), Scholastic Corporation (SCHL), Scientific Learning Corp (SCIL) and Virco Manufacturing Corp (VIRC). Archipelago Learning, Inc. (ARCL) was eliminated from the peer group index because it was acquired in May 2012.

The total return calculations set forth below assume $100 invested on April 30, 2008, with reinvestment of any dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through April 27, 2013. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

*$100 invested on 4/30/08 in stock or index, including reinvestment of dividends.

Fiscal year ending April 30.

Copyright© 2013 Russel Investment Group. All roghts reserved.

	4/26/08	4/25/09	4/24/10	4/30/11	4/28/12	4/27/13
School Specialty, Inc.	100.00	63.76	79.69	50.31	11.11	0.17
Russell 3000	100.00	65.05	91.66	108.48	112.17	131.48
Peer Group	100.00	78.64	104.09	109.86	107.33	112.35

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Fiscal Year
	2013	2012	2011	2010	2009
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Statement of Operations Data:
Revenues	$674,998	$731,991	$762,078	$896,678	$1,046,980
Cost of revenues	411,118	448,977	454,557	517,530	618,377

Gross profit	263,880	283,014	307,521	379,148	428,603
Selling, general and administrative expenses	267,491	274,967	287,560	304,451	350,919
(Gain) on sale of product line	—	(4,376)	—	—	—
Impairment charge	45,789	107,501	411,390	—	—

Operating (loss) income	(49,400)	(95,078)	(391,429)	74,697	77,684
Interest expense	28,600	27,182	28,157	30,466	29,905
Loss on early extinguishment of debt	10,201	—	—	—	—
Other expense	—	—	—	—	2,679
Early termination of long-term indebtedness	26,247	—	—	—	—
Impairment of long-term asset	1,414	—	—	—	—
Impairment of investment in unconsolidated affiliate	7,749	9,012	6,861	—	—
Expense associated with convertible debt exchange	—	1,090	1,920	—	—

Loss before reorganization costs and provision for (benefit from) income taxes	(123,611)	(132,362)	(428,367)	44,231	45,100
Bankruptcy related reorganization costs	22,979	—	—	—	—

(Loss) income before provision for income taxes	(146,590)	(132,362)	(428,367)	44,231	45,100
Provision for / (benefit from) income taxes	(334)	167	(73,132)	17,678	17,972

(Loss) earnings before losses from investment in unconsolidated affiliate	(146,256)	(132,529)	(355,235)	26,553	27,128
Losses of unconsolidated affiliate	(1,436)	(1,488)	(1,038)	(701)	—

Net (loss) income	$(147,692)	$(134,017)	$(356,273)	$25,852	$27,128

Weighted average shares outstanding:
Basic	18,922	18,878	18,870	18,843	18,802
Diluted	18,922	18,878	18,870	18,874	18,895

(Loss) earnings per share of common stock:
Basic	$(7.81)	$(7.10)	$(18.88)	$1.37	$1.44
Diluted	$(7.81)	$(7.10)	$(18.88)	$1.37	$1.44

	April 27, 2013	April 28, 2012	April 30, 2011	April 24, 2010	April 25, 2009
Balance Sheet Data:
Working capital (deficit)	$(29,325)	$89,709	$(17,507)	$9,927	$43,753
Total assets	427,573	463,521	637,544	1,067,820	1,077,205
Long-term debt	—	289,668	198,036	199,742	244,586
Total debt	198,302	290,623	296,279	332,139	371,657
Shareholders’ equity (deficit)	(79,192)	67,946	201,629	551,188	510,279

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

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

On January 28, 2013, we filed voluntary petitions for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) were jointly administered as Case No. 13-10125 (KJC) under the caption “In re School Specialty, Inc., et al.” We continued to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. Our foreign subsidiaries were not part of the Chapter 11 Cases.

The Chapter 11 Cases were filed in response to an environment of ongoing declines in school spending and a lack of sufficient liquidity, including trade credit provided by our vendors, to permit us to pursue our business strategy to position the School Specialty brands successfully for the long term.

On May 23, 2013, the Bankruptcy Court entered an order confirming the Reorganization Plan, and a corrected copy of the Reorganization Plan was entered by the Bankruptcy Court on June 3, 2013. The Reorganization Plan became effective on June 11, 2013 (the “Effective Date”). Pursuant to the Reorganization Plan, on the Effective Date, the Company’s existing credit agreements, outstanding convertible subordinated debentures, equity plans and certain other agreements were cancelled. In addition, all outstanding equity interests of the Company that were issued and outstanding prior to the Effective Date were cancelled on the Effective Date. Also on the Effective Date, in accordance with and as authorized by the Reorganization Plan, the Company reincorporated in Delaware and issued a total of 1,000,004 shares of Common Stock of the reincorporated company to holders of certain allowed claims against the Debtors in exchange for such claims. As of June 12, 2013, there were 60 record holders of the new common stock of the reorganized Company issued pursuant to the Reorganization Plan. The Reorganization Plan is described in additional detail above in Item 1, Business.

Our goal is to grow profitably as a leading provider of supplemental education products. We have experienced revenue declines in each of the last four fiscal years due primarily to the significant impact the current macroeconomic conditions have had on school spending. While we anticipate a decline in revenue in fiscal 2014 due to a combination of the macroeconomic conditions and the impact that our bankruptcy filing has had on our business, we believe revenue growth can be realized in future years. We expect to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names and distribution capabilities, transforming the Company’s sales and marketing to a more market-centric emphasis with a balance of new customer acquisition and customer retention, and exploring partnering and licensing opportunities to provide new revenue streams. New revenue streams include exploring opportunities in areas that could expand our addressable market, such as international markets. In addition, the Company is committed to continuing to invest in its internal product development efforts in order to expand curriculum-based product offerings.

Our gross margin has decreased from 40.4% in fiscal 2011 to 39.1% in fiscal 2013. This decrease is primarily related to product mix. The Accelerated Learning segment typically has higher gross margins due to the curriculum-nature of its products. However, the revenue from the Accelerated Learning segment has declined at a faster rate than the Educational Resources segment, resulting in decreasing consolidated gross margins. Also, the year-to-year variation in state adoption revenue affects revenue from sales of Accelerated Learning products, which has an impact on gross margin between years.

In fiscal 2013 and fiscal 2012, our operating losses were $49.4 million and $95.1 million, respectively. The operating loss in fiscal 2013 is due primarily to the goodwill and intangible asset non-cash impairment charges of $45.8 million and pre-petition bankruptcy related charges of $4.7 million that the Company recorded in the third quarter of fiscal 2013. The operating loss in fiscal 2012 was due primarily to the goodwill and intangible asset non-cash impairment charges of $107.5 million that the Company recorded in the third quarter of fiscal 2012. Due to the significance of the impairment charges in fiscal 2013 and 2012, the Company believes it is more meaningful to compare operating income and margin excluding these impairment charges and pre-petition bankruptcy related charges. Excluding the impact of the impairment and bankruptcy charges in fiscal 2013 and 2012, the Company’s operating income was $1.1 million and $12.4 million, respectively. The Company’s business results have been negatively impacted by the continued softness in the economy as well as customer uncertainty caused by the bankruptcy. Economic conditions have resulted in revenue and profitability declines as cautious spending by schools and teachers and state budget deficits have created uncertainty as to upcoming education funding levels from the states. In response to this uncertainty around education funding, anticipated reductions in spending by schools and the uncertainty of the duration of any such reduction, all of which negatively impacted our revenues, the Company initiated a significant expense-reduction plan beginning in fiscal 2010 in order to better balance expenses and product costs with potentially lower revenue. These expense-reduction plans were accomplished through a combination of facility closures, furloughs, functional department consolidations that resulted in staff reductions and improvements in our control of product costs through negotiations with some of the Company’s larger vendors. These cost savings partially offset the revenue shortfall caused by the weakened economy. The Company’s goal of improving operating margins also includes ongoing evaluation of selling, general and administrative expense (“SG&A”) saving opportunities such as potential outsourcing relationships and an in-depth evaluation of total spending needs.

Impairments

In connection with the preparation of the financial statements for the third quarter of fiscal 2013, the Company concluded a triggering event had occurred which would more likely than not reduce the fair value of the reporting units below their carrying value. The triggering event was a combination of the declines in the Company’s forecasted future years’ operating results and cash flows, and the liquidity concerns and eventual default under pre-bankruptcy credit agreements. As a result of the Company’s performance of the goodwill and indefinite-lived intangible asset impairment test as detailed below, the Company recorded an impairment charge of $41.1 million for goodwill and $4.7 million for indefinite-lived intangible assets.

Due to the triggering events identified above, the Company also performed an impairment test of its long-lived assets in the third quarter of fiscal 2013. The Company compared the sum of the undiscounted cash flows during the remaining useful life of the primary asset for each identified asset group to the carrying value of the asset group. No impairment was recorded as a result of this analysis.

In connection with the preparation of the financial statements for the third quarter of fiscal 2012, the Company concluded a triggering event had occurred which required the Company to assess whether the fair values of the reporting units were below their carrying values. The triggering event was a combination of the continued decrease in the Company’s market capitalization and declines in the Company’s forecasted operating results and cash flows. On December 31, 2011, the Company’s closing stock price was $2.50 per share compared with $14.15 per share as of May 1, 2011. As a result of the Company’s performance of the goodwill and indefinite-lived intangible asset impairment test as detailed below, the Company recorded an impairment charge of $86.5 million for goodwill and $21.0 million for indefinite-lived intangible assets in the third quarter of fiscal 2012. See Note 8 of Notes to Consolidated Financial Statements for additional discussion of the impairment charge recorded for goodwill and indefinite-lived intangible assets.

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

The continued downturn in the economy as well as cautious spending by schools and districts also has had a negative effect on the Company’s investment in Carson-Dellosa Publishing, LLC (“Carson-Dellosa”). The Company reviews Carson-Dellosa’s unaudited financial statements on a quarterly basis and audited financial statements on an annual basis for indicators of triggering events or circumstances that indicate a potential impairment. During the fourth quarters of fiscal 2013, 2012 and 2011, the Company evaluated its investment in Carson-Dellosa for impairment and recorded other-than-temporary impairment charges of $7.7 million, $9.0 million and $6.9 million, respectively, in other expense in the Company’s Consolidated Statements of Operations. Carson-Dellosa is an unconsolidated affiliate in which the Company has a 35% ownership interest as described below. See Note 7 of Notes to Consolidated Financial Statements for additional discussion of the impairment charge recorded for the investment in unconsolidated affiliate.

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

The fiscal 2013 back-to-school season was another year of cautious school spending. This cautious school spending contributed to a revenue decline in fiscal 2013 of approximately 7.8%. This rate of decline has slowed significantly as compared to declines experienced in the past five fiscal years and the Company believes school funding is beginning to stabilize. While the Company still expects a decline in revenues in fiscal 2014 as this stabilization continues, it believes it has positioned itself to expand operating margins when revenue increases.

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

Results of Operations

The following table sets forth certain information as a percentage of revenues on a historical basis concerning our results of operations for the fiscal years 2013, 2012 and 2011:

	Fiscal Year
	2013	2012	2011
Revenues	100.0%	100.0%	100.0%
Cost of revenues	60.9	61.3	59.6

Gross profit	39.1	38.7	40.4
Selling, general and administrative expenses	39.6	37.6	37.7
(Gain) on sale of product line	0.0	-0.6	0.0
Impairment charge	6.8	14.7	54.0

Operating loss	-7.3	-13.0	-51.3
Interest expense	4.2	3.7	3.7
Loss on early extinguishment of debt	1.5	0.0	0.0
Early termination of long-term indebtedness	3.9	0.0	0.0
Impairment of long-term asset	0.2	0.0	0.0
Impairment of investment in unconsolidated affiliate	1.1	1.2	0.9
Expense associated with convertible debt exchange	0.0	0.1	0.3

Loss before reorganization costs and provision for (benefit from) income taxes	-18.2	-18.0	-56.2
Bankruptcy related reorganization costs	3.4	0.0	0.0

Loss before provision for (benefit from) income taxes	-21.6	-18.0	-56.2
Provision for (benefit from) income taxes	0.0	0.0	-9.6

Net loss	-21.6%	-18.0%	-46.6%

Consolidated Results

Fiscal 2013 Compared to Fiscal 2012

The following discussion and analysis of fiscal 2013 results compared to fiscal 2012 results is based on a comparison of the Company’s results of operations from continuing operations.

Overview of Fiscal 2013

Revenues for fiscal 2013 decreased 7.8% to $675.0 million as compared to $732.0 million in fiscal 2012. The Educational Resources and Accelerated Learning segments experienced revenue declines of 5.8% and 13.0% in fiscal 2013, respectively. The revenue declines in both the Educational Resources and the Accelerated Learning segments were attributable primarily to the current macroeconomic conditions and the impact those conditions have had on state budget funding levels. According to the National Bureau of Economic Research, state revenue collections underperformed forecasts during the latest recession. Since approximately 50% of school funding is provided by states, the Company believes the decreased state revenues are adversely affecting school funding and the related spending by schools. In addition, the Company believes the Chapter 11 Cases negatively impacted revenues in the fourth quarter of fiscal 2013 due to a combination of customer uncertainty as to the status of the Company and increased backorders associated with procuring product due to liquidity constraints. State tax receipts, a key component of school funding, have shown modest signs of recovery. However, local tax revenues, another major source of school funding, continue to be depressed. These factors, coupled with the lingering effects of the Chapter 11 Cases during our peak ordering season, lead management to believe that fiscal 2014 will be a year of continued revenue decline, although management anticipates a slower rate of decline.

Gross margin increased 40 basis points to 39.1% in fiscal 2013 as compared to 38.7% in fiscal 2012. The increased gross margin was related primarily to improvements in Educational Resources gross margin. The Company expects gross margin to continue to show modest improvement in fiscal 2014.

SG&A increased 200 basis points as a percent of revenue in fiscal 2013 as compared to fiscal 2012. SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $23.3 million and Corporate SG&A increased $15.8 million in fiscal 2013 as compared fiscal 2012. The increase in Corporate SG&A was related primarily to the effect of lower costs related to company-wide furloughs taken in the third quarter of fiscal 2012 that did not occur in fiscal 2013 and an increase in employee healthcare costs and professional and outside services. The remaining increase is due to $4.7 million of reorganization expenses incurred during the third quarter of fiscal 2013 with attorneys and other advisors in relation to the preparation for the Company’s bankruptcy filing.

Operating loss was $49.4 million in fiscal 2013 as compared to $95.1 million in fiscal 2012. Operating margins decreased from 1.7% in fiscal 2012 to 0.2% in fiscal 2013 excluding the impact of the impairment charges and bankruptcy related charges. The decrease in operating margins is a result of declines in school spending in fiscal 2013 due to the uncertainty in education funding levels and state budgetary concerns.

Revenue

Revenue decreased 7.8% from $732.0 million in fiscal 2012 to $675.0 million in fiscal 2013. Approximately $14 million of the full year revenue decline occurred in the fourth quarter. The Company believes that the Chapter 11 Cases, and the related uncertainty it created for customers and vendors, contributed to the revenue decline in the fourth quarter of fiscal 2013. Backorders increased as the Company experienced product shortages related to its inability to meet pre-bankruptcy commitments to vendors.

Educational Resources segment revenue decreased 5.8% from $526.3 million in fiscal 2012 to $495.8 million in fiscal 2013. The decline in Educational Resources segment revenue was comprised of a decline of approximately $19 million in the supplies category and a decline of approximately $11 million in the furniture category. The decline in the supplies category is related primarily to classroom supplemental products and other specialty brands which schools consider more discretionary than basic school supplies. Segment revenue in the fourth quarter of fiscal 2013 was down $10.9 million, or 11.3%, which we believe was partially related to the Chapter 11 Cases.

Accelerated Learning segment revenues decreased by 13.0% from $205.1 million in fiscal 2012 to $178.5 in fiscal 2013. Approximately $13.5 million of the decline was related to decreased school spending on our science division curriculum and the prior year disposition of our SEEDS of Science product line. While the majority of the decline in the science curriculum was anticipated due to large prior year shipments for science adoptions in Indiana, Nevada and New York City that were not expected to repeat in fiscal 2013, the Company believes that school districts continue to delay spending as the impact from the pending changes to Next Generation Science Standards and general economic conditions remains uncertain. Approximately $12.4 million of the decline is related to our student planner and agenda products, which we believe schools consider more discretionary in nature. Segment revenue in the fourth quarter of fiscal 2013 was down $3.6 million, or 15.3%, which we believe was partially related to the Chapter 11 Cases.

Gross Profit

Gross profit decreased 6.7% from $283.0 million in fiscal 2012 to $263.9 million in fiscal 2013. The decrease in consolidated revenue resulted in approximately $22.1 million of the decline in gross profit had consolidated gross margin remained constant. Gross margin increased 40 basis points, from 38.7% in fiscal 2012 to 39.1% in fiscal 2013 primarily due to improvements in Educational Resources gross margin. The Accelerated Learning segment generates higher gross margin due to its curriculum-based products than the Educational Resources segment and accounted for 26.4% of consolidated revenue in fiscal 2013 compared to 28.1% in fiscal 2012. This shift in sales between segments partially offset the increase in consolidated gross margin by approximately 20 basis points.

Educational Resources segment gross profit decreased $3.8 million from $174.2 million in fiscal 2012 to $170.4 in fiscal 2013. Gross margin increased 100 basis points from 33.1% in fiscal 2012 to 34.1% in fiscal 2013. The increase was related to margin improvements in furniture and supplies associated with product pricing.

Accelerated Learning segment gross profit decreased $13.8 million from $108.1 million in fiscal 2012 to $94.3 million in fiscal 2013. The decrease in gross profit for fiscal 2013 compared to fiscal 2012 is due to decreased spending on the Company’s curriculum products. Gross margin increased 10 basis points from 52.7% in fiscal 2012 to 52.8% in fiscal 2013. Increased product development amortization spread over a smaller revenue base resulted in a 90 basis point reduction in gross margins in fiscal 2013. Favorable product mix partially offset this reduction.

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

As a percent of revenue, SG&A increased from 37.6% in fiscal 2012 to 39.6% in fiscal 2013. SG&A decreased $7.5 million from $275.0 million in fiscal 2012 to $267.5 million in fiscal 2013. SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $23.3 million and Corporate SG&A increased $15.8 million in fiscal 2013 as compared to fiscal 2012. Approximately $7.5 million of the increase relates to costs associated with the Chapter 11 Cases. This includes $4.7 million of pre-petition expenses associated with attorney and advisor fees incurred in preparation of the Chapter 11 filing and $2.8 million of expenses associated with Company’s rejection of the lease, and subsequent shutdown, of the Mt. Joy, Pennsylvania distribution center. The effect of company-wide furloughs taken in the third quarter of fiscal 2012 that did not occur in fiscal 2013 and an increase in employee healthcare costs and professional and outside services contributed to the increase in Corporate SG&A.

Educational Resources segment SG&A decreased $13.4 million, or 9.3%, from $144.1 million in fiscal 2012 to $130.7 million in fiscal 2013. The segment had a decrease of $7.4 million in marketing costs primarily associated with a decrease in catalog costs related to continued refinements in the Company’s circulation strategy. In addition, reduced volume led to an approximate $3.7 million decrease in its variable costs such as transportation, warehousing, and selling expenses. The remaining decrease is related primarily to headcount reductions. Educational Resources segment SG&A decreased as a percent of revenues from 27.4% in fiscal 2012 to 26.4% in fiscal 2013.

Accelerated Learning segment SG&A decreased $9.9 million, or 11.4%, from $86.9 million in fiscal 2012 to $77.0 million in fiscal 2013. Reduced volume led to approximately $4.5 million of a decrease in the segment’s variable costs such as transportation, warehousing, and selling expenses. The remaining reduction is related primarily to segment headcount reductions and other compensation-related cost saving actions. Accelerated Learning segment SG&A increased as a percent of revenues from 42.4% for the fiscal year ended April 28, 2012 to 43.1% for the fiscal year ended April 27, 2013.

Bankruptcy Related Reorganization Costs

As of April 27, 2013, the Company had incurred $23.0 million of post-petition charges related to its Chapter 11 bankruptcy filing and costs related to debtor in possession (“DIP”) financing required as part of the bankruptcy process. Professional fees incurred with attorneys and other advisors were $12.4 million. The remaining reorganization expense was primarily related to the DIP financing. Bankruptcy-related expenses incurred post-petition have been classified as “Bankruptcy Related Reorganization Costs” on the Company’s Statement of Operations. Bankruptcy-related costs incurred pre-petition have been classified as SG&A.

Impairment Charges

The Company recorded $45.8 million of impairment charges in fiscal 2013. Due to a triggering event in the third quarter, the Company recorded a goodwill impairment charge of $41.1 million, which consisted of $27.5 million, $9.7 million and $3.9 million for the Planning and Student Development, Reading and Califone reporting units, respectively. An impairment charge of $4.7 million was related to indefinite-lived intangible assets of the Accelerated Learning segment.

The Company recorded $107.5 million of goodwill and other intangible asset impairment charges in fiscal 2012 based on an assessment during the third quarter of fiscal 2012. The goodwill impairment charge was $86.5 million, which consisted of $47.4 million, $20.3 million, $7.8 million and $11.0 million for the Planning and Student Development, Science, Reading and Califone reporting units, respectively. An impairment charge of $21.0 million was related to indefinite-lived intangible assets of both the Educational Resources and Accelerated Learning segments.

Interest Expense

Interest expense increased $1.4 million from $27.2 million in fiscal 2012 to $28.6 million in fiscal 2013. The increase is related primarily to higher borrowing costs on the Company’s pre-petition term loan as compared with the borrowing costs under the credit agreement in place during fiscal 2012. These increases have been partially offset by approximately $3.7 million of reduced interest expense on the Company’s convertible debt. Since the convertible debt was an unsecured claim which management believed was unlikely to be allowed as a priority claim in the Chapter 11 Cases, interest on the convertible debt was not subsequent to the Company’s January 28, 2013 bankruptcy filing.

Loss on Early Extinguishment of Debt

The Company recorded a $10.2 million charge in fiscal 2013 associated with the unamortized debt issuance costs related to the pre-bankruptcy credit facilities.

Early Termination of Long-Term Indebtedness

During the second quarter of fiscal 2013 the Company recorded a $1.2 million early payment fee associated with the Company’s repayment of a portion of its pre-petition term loan.

During the third quarter of fiscal 2013, the Company recorded a $25.1 million prepayment charge related to the acceleration of the obligations under the term loan credit agreement. The charge was triggered by the Company’s non-compliance with the minimum liquidity covenant. The early prepayment fee represented the present value of interest payments due to Bayside Finance, LLC during the term of the term loan credit agreement.

Impairment of Long-Term Asset

In the second quarter of fiscal 2013 the Company recorded a $1.4 million impairment charge related to the note receivable it had recorded on its balance sheet from the sale of the Visual Media business in fiscal 2008. The Company received proceeds of $3.0 million in conjunction with the settlement of the note receivable that was used to pay down a portion of the then-outstanding term loan.

Impairment of Unconsolidated Affiliate Investment

The Company recorded an impairment of its investment in Carson-Dellosa in both fiscal 2013 and fiscal 2012. The value of the Company’s 35% ownership interest was re-evaluated in fiscal 2013 and fiscal 2012 as Carson-Dellosa operating results did not achieve expectations and prospective forecasts were lowered based on continued school spending declines in the supplemental education market. The decline in current and projected cash flows resulted in the value of the Company’s ownership interest being $7.7 million less than the Company’s carrying amount in fiscal 2013. In fiscal 2012, this investment was written down by $9.0 million. The write downs in both years have been reflected in other expense.

Provision for/(Benefit from) Income Taxes

The benefit from income taxes was $0.3 million in fiscal 2013 as compared to a provision for income taxes of $0.2 million in fiscal 2012. The current year benefit from income taxes includes $8.5 million of income tax benefit related to the $45.8 million goodwill and non-amortizable asset impairment. The fiscal 2012 benefit from income taxes included $22.3 million of income tax benefit related to the $107.5 million impairment of goodwill and non-amortizable asset impairment. For fiscal 2013 and 2012, approximately $26.1 million and $52.6 million, respectively, of the goodwill and non-amortizable intangible asset impairment was related to non-deductible goodwill and non-amortizable intangible assets associated with a past stock acquisition for which a tax benefit was not recorded. The remaining $19.7 million impairment generated the $8.5 million of tax benefit in fiscal 2013 and the remaining $54.9 million impairment generated the $22.3 million in fiscal 2012.

The tax provision for fiscal 2013 also includes an increase in our valuation allowance of $38.6 million against deferred tax assets which the Company determined did not meet the standard of more likely than not of being realized. In fiscal 2012, the Company recorded a valuation allowance of $32.6 million. The total valuation allowance at the end of fiscal 2013 is $71.3 million.

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

SG&A decreased 10 basis points as a percent of revenue in fiscal 2012 as compared to fiscal 2011. The decrease in SG&A as a percent of revenue was due to compensation –related decisions during the year, including employee furloughs and a reduction in force. Total SG&A declined by $12.6 million in fiscal 2012 as compared to fiscal 2011. The Company’s current full-time staffing was down approximately 150 individuals, or 8%, in fiscal 2012 as compared to fiscal 2011.

In the third quarter of fiscal 2012, the Company sold the SEEDS of Science/Roots of Reading product line for $6.7 million. The Company recorded a gain on the sale of assets of $4.4 million.

We recorded $107.5 million of pre-tax impairment charges in the third quarter of fiscal 2012. The triggering event for the impairment analysis was a combination of the continued decrease in the Company’s market capitalization and declines in the Company’s forecasted future years’ operating results and cash flows. On December 31, 2011, the Company’s closing stock price was $2.50 per share, compared with $14.15 per share as of May 1, 2011. The Company’s performance of the goodwill and indefinite-lived intangible asset impairment test resulted in an impairment charge of $86.5 million for goodwill and $21.0 million for indefinite-lived intangible assets. We recorded $411.4 million of pre-tax impairment charges in the first quarter of fiscal 2011 primarily to reduce the carrying value of goodwill of the Educational Resources reporting unit, which is part of the Educational Resources segment, and the Science and Planning and Student Development reporting units, which are part of the Accelerated Learning segment. The Company experienced a significant decline in revenue and operating income in the first quarter, as education spending continued to suffer from the ongoing economic downturn. This, coupled with the decline in the Company’s market capitalization during the first quarter of fiscal 2011, led to the determination during that period that goodwill and an indefinite-lived tradenames were impaired.

The Company also recorded a $9.0 million and $6.9 million pre-tax impairment charges related to its investment in Carson-Dellosa in the fourth quarters of fiscal 2012 and 2011, respectively due to experienced declines in Carson-Dellosa’s revenue and operating income in those fiscal years.

Operating loss was $95.1 million in fiscal 2012 as compared to $391.4 million in fiscal 2011. Operating margins decreased from 2.6% in fiscal 2011 to 1.7% in fiscal 2012 excluding the impact of the impairment charge. The decrease in operating margins was a result of declines in school spending in fiscal 2012 due to the uncertainty in education funding levels and state budgetary concerns.

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

Revenue for the supplies category had declined in fiscal 2011 due to execution issues in both the consolidation of the Company’s bid departments, which respond to customer bid requests, and the streamlining of the Company’s pricing and discount structure. The consolidation of the Company’s bid departments resulted in an organization that was not properly staffed to effectively respond to bid opportunities. Thus, the Company’s number of successful bid awards was negatively impacted, which the Company believes contributed to decreased revenue. The Company had addressed the staffing issues in the consolidated bid department and believes it more effectively responded to customer bid requests in fiscal 2012. For the fiscal 2011 back to school season, the Educational Resources segment of the Company consolidated pricing strategies of various brands. Historically, the Educational Resources segment used a variety of price and discount strategies for its different brands and catalogs. In moving to a consolidated pricing structure that was common to all brands, catalog prices and discounts were revised with the intention of creating a more consistent and easier to understand pricing structure for the customer. This consolidated pricing structure instead created customer confusion in fiscal 2011 due to the Company’s ineffective communication of these new price points and discounting to the customer. The Company believes that this customer confusion contributed to a revenue decline in the first nine months of fiscal 2011 and led to the Company offering steeper price discounts in order to prevent any further revenue erosion. The

Company believes that better communication to customers of its pricing strategy stabilized price erosion and its impact on revenue and gross margin in fiscal 2012. The Company believes that its correction of these fiscal 2011 issues offset revenue declines from continued decreases in school spending.

Accelerated Learning segment revenues decreased by 9.5% from $226.6 million in fiscal 2011 to $205.1 in fiscal 2012. Approximately $11 million of the decline was related to the Company’s student planner and agenda products. Reductions in school funding of planners and agendas resulted in a combination of schools electing to forego agenda purchases entirely in the current school year, schools transitioning to lower priced agendas or lost business to lower-end competitors. The remaining decline was attributable primarily to the Company’s curriculum products, which have been more susceptible to softer school spending partly attributable to delays in the finalization of a national curriculum. Partially offsetting the decline in the curriculum products was approximately $5.6 million of science adoption revenue in Indiana.

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

Selling, General and Administrative Expenses

As a percent of revenue, SG&A decreased from 37.7% in fiscal 2011 to 37.6% in fiscal 2012. SG&A decreased $12.6 million from $287.6 million in fiscal 2011 to $275.0 million in fiscal 2012. Approximately $3.5 million of the SG&A savings for fiscal 2012 is related to company-wide furloughs during the year and reduced headcount year-over-year. SG&A attributable to the Educational Resources and Accelerated Learning segments decreased a combined $16.2 million and Corporate SG&A increased $3.6 million in fiscal 2012 as compared to fiscal 2011. Approximately $2 million of the increase in Corporate SG&A was related to additional depreciation expense, primarily for software and business system upgrades made in prior years. Incremental severance costs contributed $0.6 million of the year-over-year increase.

Educational Resources segment SG&A decreased $8.1 million, or 5.3%, from $152.2 million in fiscal 2011 to $144.1 million in fiscal 2012. The segment had a decrease of approximately $4.0 million in its variable SG&A costs such as transportation, warehousing, and selling expenses associated with decreased revenues. The segment’s portion of the consolidated savings related to the above-mentioned company-wide furloughs was approximately $1.6 million. The remaining decrease was related primarily to headcount reductions and a reduction in severance expense. Educational Resources segment SG&A decreased as a percent of revenues from 28.5% for the fiscal year ended April 30, 2011 to 27.4% for the fiscal year ended April 28, 2012.

Accelerated Learning segment SG&A decreased $8.1 million, or 8.5%, from $95.0 million in fiscal 2011 to $86.9 million in fiscal 2012. Reduced volume led to approximately $6.3 million of a decrease in the segment’s variable costs such as transportation, warehousing, and selling expenses. The segment’s portion of the consolidated savings related to the above-mentioned company-wide furloughs was approximately $1.2 million. The remaining decrease was related primarily to headcount reductions. Accelerated Learning segment SG&A increased as a percent of revenues from 41.9% for the fiscal year ended April 30, 2011 to 42.4% for the fiscal year ended April 28, 2012.

Gain on Sale of Product Line

In the third quarter of fiscal 2012, the Company sold the SEEDS of Science/Roots of Reading product line for $6.7 million. The Company recorded a gain on the sale of assets of $4.4 million.

Impairment Charges

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

Interest Expense

Net interest expense decreased $1.0 million from $28.2 million in fiscal 2011 to $27.2 million in fiscal 2012. The decrease was related primarily to a $0.5 million reduction in commitment fees on unborrowed funds under the Company’s credit facility in fiscal 2012 as the total facility size was reduced through amendments to the Credit Agreement. Non-cash interest expense associated with the Company’s then-outstanding convertible notes decreased by approximately $0.5 million. These decreases were partially offset by increased amortization of loan fees in fiscal 2012.

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

The tax provision for fiscal 2012 also included a valuation allowance of $32.6 million against deferred tax assets which the Company determined did not meet the standard of more likely than not of being realized. This is due to the Company’s recent history of losses and forward-looking projections of a taxable loss in fiscal 2013. There was no valuation allowance recorded in fiscal 2011.

Due to the significant impact the impairment charge and valuation allowance had on the effective rate, the Company believes the tax benefit and effective rate excluding these items is a better comparison between fiscal 2012 and fiscal 2011. Excluding the impairment charge and valuation allowance, fiscal 2012 would have had a tax benefit of $9.4 million as compared to a tax benefit of $6.6 million for fiscal 2011. The increase was related to a decline in pre-tax income excluding impairment. Excluding impairment and valuation allowance, the effective tax rate was 37.1% in fiscal 2012 as compared to 39.2% in fiscal 2011.

Excluding impairment and valuation allowance, the effective income tax rate of 37.1% exceeds the federal statutory rate of 35% primarily due to state income taxes.

Liquidity and Capital Resources

At April 27, 2013, the Company had negative working capital of $30.3 million. Our capitalization at April 27, 2013 was $294.5 million and consisted of debt of $373.7 million and shareholders’ deficit of $79.2 million.

On May 22, 2012, the Company entered into an Asset-Based Credit Agreement (the “2012 ABL Facility”) and Term Loan Credit Agreement (the “Term Loan”), which replaced the Company’s then-existing credit facility. The lenders under the 2012 ABL Facility agreed to provide a revolving senior secured asset-based credit facility in an aggregate principal amount of $200 million. Under the Term Loan, the lenders agreed to make a term loan to the Company in aggregate principal amount of $70 million. The Company used the proceeds of the 2012 ABL Facility and the Term Loan to repay outstanding indebtedness under the Company’s previous credit facility. Both the 2012 ABL Facility and the Term Loan contained customary events of default and certain financial, affirmative and negative covenants. The Company was not in compliance with the minimum liquidity covenant under the term loan as of the end of December, 2012. As a result, the Company entered into a forbearance agreement with the 2012 ABL Facility and Term Loan lenders on January 4, 2013.

On January 28, 2013 the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) were being jointly administered as Case No. 13-10125 (KJC) under the caption “In re School Specialty, Inc., et al.” The Debtors continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. The Company’s foreign subsidiaries were not part of the Chapter 11 Cases.

The Chapter 11 Cases were filed in response to an environment of ongoing declines in school spending and a lack of sufficient liquidity, including trade credit provided by the Debtors’ vendors, to permit the Debtors to pursue their business strategy to position the School Specialty brands successfully for the long term.

Subsequent to filing the Chapter 11 Cases, on January 31, 2013, the Company entered into a Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Bayside DIP Agreement”) by and among the Company, certain of its subsidiaries, Bayside Finance, LLC (“Bayside”) (as Administrative Agent and Collateral Agent), and the lenders party to the Bayside Credit Agreement and a Debtor-in-Possession Credit Agreement (the “ABL DIP Agreement”) by and among Wells Fargo Capital Finance, LLC (as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner) and GE Capital Markets, Inc. (as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent), General Electric Capital Corporation (as Syndication Agent), and the lenders that are party to the Asset-Based Credit Agreement (the “Asset-Based Lenders”) and the Company and certain of its subsidiaries.

The Bayside DIP Agreement provided for a senior secured, super-priority revolving credit facility of up to $50 million (the “Bayside DIP Facility”), with an initial borrowing upon closing of $15 million, and subsequent borrowings of $8.0 million.

Borrowings by the Company under the Bayside DIP Facility were subject to borrowing limitations based on the exhaustion of availability of credit under the ABL DIP Facility (as defined below) and certain other conditions. The principal amounts outstanding under the Bayside DIP Facility bore interest based on applicable LIBOR or base rates plus margins as set forth in the Bayside DIP Agreement. Upon the occurrence of an event of default in the Bayside DIP Agreement, an additional default interest rate of 3.0% per annum applied. The Bayside DIP Agreement also provided for certain additional fees payable to the agents and lenders.

All borrowings under the Bayside DIP Agreement were required to be repaid on the earliest of (i) June 30, 2013, and (ii) the date of termination of the Bayside DIP Agreement, whether pursuant to the consummation of a sale of substantially all of the assets of the Debtors under section 363 of the Bankruptcy Code, or (iii) certain other termination events.

Pursuant to a Security and Pledge Agreement, the Bayside DIP Facility was secured by substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Bayside Lenders (the “Intercreditor Agreement”) the Bayside Lenders had a first priority security interest in all interests in real property, all intellectual property, all equipment and fixtures, and certain other assets of the Company and its subsidiaries, and had a second priority security interest in accounts receivable, inventory and certain other assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the Asset-Based Lenders in such assets. The obligations under the Bayside DIP Facility were extinguished with proceeds from the Ad Hoc DIP Agreement discussed below.

The ABL DIP Agreement provided a revolving senior secured asset-based credit facility (the “ABL DIP Facility”) in an aggregate principal amount of $175 million. Outstanding amounts under the ABL DIP Facility bore interest at a rate per annum equal to either: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) plus 2.75%, or (2) a LIBOR rate plus 3.75%. The default interest rate was three percentage points above the otherwise applicable rate.

Pursuant to a Guaranty and Security Agreement, the ABL DIP Facility was secured by substantially all assets of the Company and the guarantor subsidiaries. Under the Intercreditor Agreement, the Asset-Based Lenders had a first priority security interest in accounts receivable, inventory and certain other assets of the Company and the subsidiary guarantors, and had a second priority security interest in all interests in real property, all intellectual property, all equipment and fixtures, and certain other assets of the Company and its subsidiaries, subordinate only to the first priority security interest of the Bayside Lenders in such assets.

The ABL DIP Agreement contained customary events of default and affirmative and negative covenants, including (but not limited to) affirmative covenants relating to reporting, appointment of a chief restructuring officer, and bankruptcy transaction milestones, and negative covenants related to the financing order of the Bankruptcy Court, additional indebtedness, liens, assets, fundamental changes, and use of proceeds.

On February 27, 2013, the Company entered into a Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Ad Hoc DIP Agreement”) by and among the Company, certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent and the lenders party to the Ad Hoc DIP Agreement, which replaced the Bayside DIP Agreement, the related Bayside DIP Facility and the Term Loan Credit Agreement.

The Ad Hoc DIP Agreement provided for a senior secured, super-priority revolving credit facility of up to $155 million (the “Ad Hoc DIP Facility”), with an initial borrowing upon closing of $130 million, and subsequent borrowings of $15 million following the entry of the final order of the Bankruptcy Court and upon the satisfaction of certain conditions.

The principal amounts outstanding under the Ad Hoc DIP Facility bore interest based on applicable LIBOR or base rates plus margins as set forth in the Ad Hoc DIP Agreement. Upon the occurrence of an event of default in the Ad Hoc DIP Agreement, an additional default interest rate of 2.0% per annum applies. The Ad Hoc DIP Agreement also provides for certain additional fees payable to the agents and lenders.

All borrowings under the Ad Hoc DIP Agreement were required to be repaid on the earliest of (i) June 30, 2013, and (ii) the date of termination of the Ad Hoc DIP Agreement, whether pursuant to the consummation of a sale of substantially all of the assets of the Debtors under section 363 of the Bankruptcy Code, or (iii) certain other termination events.

Pursuant to a Security and Pledge Agreement, the Ad Hoc DIP Facility was secured by a first priority security interest in substantially all of the assets of the Company and the guarantor subsidiaries.

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company’s property. Accordingly, although the Company defaulted on certain of the Debtors’ debt obligations, creditors were stayed from taking any actions as a result of such defaults.

On May 23, 2013, the Bankruptcy Court approved the Reorganization Plan pursuant to a Confirmation Order dated May 23, 2013, as corrected June 3, 2013 (the “Confirmation Order”). On the Effective Date of the Reorganization Plan, the Ad Hoc DIP Facility and the ABL DIP Facility and the related security agreements were terminated in accordance with the terms of the Reorganization Plan.

On June 11, 2013, in accordance with the Reorganization Plan, the Company entered into a Loan Agreement (the “Asset-Based Credit Agreement”) among the Company, Bank of America, N.A, as Agent, SunTrust Bank, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Bookrunners, and the Lenders that are party to the Asset-Based Credit Agreement (the “Asset-Based Lenders”).

Under the Asset-Based Credit Agreement, the Asset-Based Lenders agreed to provide a revolving senior secured asset-based credit facility (the “New ABL Facility”) in an aggregate principal amount of $175 million. Outstanding amounts under the New ABL Facility will bear interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest rate elected by the Company, the fixed charge coverage ratio under the New ABL Facility and the applicable point in the life of the New ABL Facility) (the “Applicable Margin”), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the New ABL Facility bearing interest based upon the Base Rate will be due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate will be due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

The New ABL Facility will mature on June 11, 2018. The Company may prepay advances under the New ABL Facility in whole or in part at any time without penalty or premium. The Company will be required to make specified prepayments upon the occurrence of certain events, including: (1) the amount outstanding on the New ABL Facility exceeding the Borrowing Base, and (2) the Company’s receipt of net cash proceeds of any sale or disposition of assets that are first priority collateral for the New ABL Facility.

Pursuant to a Guaranty and Collateral Agreement dated as of June 11, 2013 (the “New ABL Security Agreement”), the New ABL Facility is secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Term Loan Lenders, as defined and described below, the Asset-Based Lenders have a first priority security interest in substantially all working capital assets of the Company and the guarantor subsidiaries, and a second priority security interest in all other assets, subordinate only to the first priority security interest of the Term Loan Lenders in such other assets.

The Asset-Based Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to a springing financial covenant relating to the Company’s fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments.

Also on June 11, 2013, the Company entered into a Credit Agreement (the “New Term Loan Credit Agreement”) among the Company, Credit Suisse AG, as Administrative Agent and Collateral Agent, and the lenders party to the New Term Loan Credit Agreement (the “Term Loan Lenders”).

Under the New Term Loan Credit Agreement, the Term Loan Lenders agreed to make a term loan (the “New Term Loan”) to the Company in aggregate principal amount of $145 million. The outstanding principal amount of the New Term Loan will bear interest at a rate per annum equal to the applicable LIBOR rate (with a 1% floor) plus 8.50%, or the base rate plus a margin of 7.50%. Interest on loans under the New Term Loan Credit Agreement bearing interest based upon the base rate will be due quarterly in arrears, and interest on loans bearing interest based upon the LIBOR rate will be due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

The New Term Loan matures on June 11, 2019. The New Term Loan Credit Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including: (1) certain dispositions of property, divisions, business units or business lines; and (2) other issuances of debt other than Permitted Debt, as defined in the New Term Loan Credit Agreement. The Post-Emergence Term Loan Credit Agreement also requires prepayments at specified levels from the Company’s excess cash flow. The Company is also permitted to voluntarily prepay the New Term Loan in whole or in part. Any prepayments are to be made at par, plus an early payment fee calculated in accordance with the terms of the New Term Loan Credit Agreement if prepaid prior to the second anniversary of the New Term Loan Credit Agreement.

Pursuant to a Guarantee and Collateral Agreement dated as of June 11, 2013 (the “New Term Loan Security Agreement”), the New Term Loan is secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Term Loan Lenders, the Term Loan Lenders have a second priority security interest in substantially all working capital assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the Asset-Based Lenders in such assets, and a first priority security interest in all other assets.

The New Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants commencing on the fiscal quarter ending October 26, 2013, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments.

Previous Financings

In November 2006, we sold $200.0 million of convertible subordinated debentures due 2026, (the “2006 Debentures”). The 2006 Debentures were unsecured, subordinated obligations of the Company, which paid interest at 3.75% per annum and were convertible upon satisfaction of certain conditions. The debentures were redeemable at our option on or after November 30, 2011. On November 30, 2011, the holders had the right to require us to repurchase all or some of the 2006 Debentures.

On March 1, 2011 and July 7, 2011, we exchanged $100.0 million and $57.5 million, respectively, in aggregate principal amount of the outstanding 2006 Debentures, for $100.0 million and $57.5 million, respectively, in aggregate principal amount of convertible debentures also due November 30, 2026, (the “2011 Debentures”). The 2011 Debentures were unsecured, subordinated obligations of the Company, which paid interest at 3.75% per annum on each May 30th and November 30th, and were convertible upon satisfaction of certain conditions. Principal accreted on the 2011 Debentures at a rate of 3.9755% per year, compounding on a semi-annual basis.

On the Effective Date of the Reorganization Plan, pursuant to the Reorganization Plan and the Confirmation Order, 2011 Debentures were canceled and the indenture under which the 2011 Debentures were issued was terminated.

Cash Flows

Net cash provided by operating activities decreased $15.4 million, from net cash provided by operating activities of $17.9 million in fiscal 2012 to net cash provided by operating activities of $2.5 million in fiscal 2013. This change is primarily related to the Company’s Chapter 11 Cases. As a result of the Chapter 11 Cases, a portion of the Company’s vendors suspended normal trade terms and required the Company to prepay for inventory purchases. These prepayments were approximately $15 million as of the end of fiscal 2013.

Net cash used in investing activities for fiscal 2013 was $36.9 million, compared to $12.1 million for fiscal 2012. During the fourth quarter of fiscal 2013, the Company placed $25.0 million of cash into a restricted account. The Ad Hoc DIP Agreement required the funds to be placed in an escrow account as a deposit for an early termination fee payable to Bayside that was provided under the Term Loan Credit Agreement. During the first quarter of fiscal 2013, the Company transferred $2.7 million of cash into a restricted account. During fiscal 2013, $1.4 million was transferred from the restricted cash account as the letters of credit secured by this amount were canceled. The funds in this restricted account serve as collateral primarily for the Company’s workmen’s compensation insurance and other lease obligations, secured by letters of credit. The funds held in restricted accounts cannot be withdrawn from our account without prior written consent of the secured parties. Additions to property, plant and equipment decreased $6.4 million, from $11.1 million in fiscal 2012 to $4.7 million in fiscal 2013. Partially offsetting the increase was the $3.0 million receipt related to the collection of portion of a long-term note receivable which was related to divestiture activity dating back to fiscal 2008. The proceeds from the long-term note receivable were used to reduce the then-existing Term Loan from $70.0 million to $67.0 million during the second quarter of fiscal 2013. The Company received no proceeds from the sale of assets in fiscal 2013 as compared to $6.7 million in fiscal 2012.

Net cash provided by (used in) financing activities increased $69.8 million to $54.6 million net cash provided by financing activities in fiscal 2013 as compared to net cash used in financing activities of $15.2 million for fiscal 2012. The increase was due to $46.9 million of increased borrowings under the Company’s credit facilities and $42.5 million related to the Company’s redemption of convertible debt in fiscal 2012. The increases were offset by an $8.5 million increase in debt fees incurred in fiscal 2013 and $9.9 million of fees related to the DIP financing incurred in fiscal 2013.

Off Balance Sheet Arrangements

None.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of April 27, 2013:

	Payments Due (in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations (1)	$198,302	$198,302	$—	$—	$—
Convertible subordinated notes (2)	164,667	164,667	—	—	—
Operating lease obligations	39,284	7,218	10,227	9,112	12,727
Purchase obligations (3)	—	—	—	—	—

Total contractual obligations	$402,253	$370,187	$10,227	$9,112	$12,727

(1)	Long-term debt obligations include principal and interest payments on our DIP credit facilities, which would have matured on June 30, 2013. These DIP credit facilities were refinanced as of June 11, 2013.
(2)	The amounts reflected for these debentures include accrued interest at the balance sheet date. These debentures are unsecured and are reflected as “liabilities subject to compromise” in the accompanying consolidated financial statements.
(3)	As of April 27, 2013, we did not have any material long-term purchase obligations. The Company’s short-term purchase obligations as of April 27, 2013 were primarily for the purchase of inventory in the normal course of business.

Fluctuations in Quarterly Results of Operations

Our business is subject to seasonal influences. Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Quarterly results also may be materially affected by variations in our costs for the products sold, the mix of products sold and general economic conditions. Therefore, results for any quarter are not indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year.

The following table sets forth certain unaudited consolidated quarterly financial data for fiscal years 2013 and 2012 (in thousands, except per share data). We derived this quarterly data from our unaudited consolidated financial statements.

	Fiscal 2013
	First	Second	Third	Fourth	Total
Revenues	$252,139	$236,866	$80,791	$105,202	$674,998
Gross profit	103,597	92,700	29,406	38,177	263,880
Operating income (loss)	28,481	25,336	(76,612)	(26,605)	(49,400)
Earnings (loss), net of income taxes	18,256	14,264	(108,509)	(70,267)	(146,256)
Equity in (losses) earnings of unconsolidated affiliate, net of tax	119	(137)	(1,418)	—	(1,436)
Net income (loss)	18,375	14,127	(109,927)	(70,267)	(147,692)
Basic earnings per share of common stock:
Earnings/(loss)	$0.97	$0.75	$(5.81)	$(3.72)	$(7.81)

Total	$0.97	$0.75	$(5.81)	$(3.72)	$(7.81)

Diluted earnings per share of common stock:
Earnings/(loss)	$0.97	$0.75	$(5.81)	$(3.72)	$(7.81)

Total	$0.97	$0.75	$(5.81)	$(3.72)	$(7.81)

	Fiscal 2012
	First	Second	Third	Fourth	Total
Revenues	$276,084	$251,375	$85,258	$119,274	$731,991
Gross profit	111,276	95,060	30,628	46,050	283,014
Operating income (loss)	31,500	21,655	(126,545)	(21,688)	(95,078)
Earnings (loss), net of income taxes	13,570	8,744	(103,006)	(51,837)	(132,529)
Equity in (losses) earnings of unconsolidated affiliate, net of tax	(20)	135	(1,608)	5	(1,488)
Net income (loss)	13,550	8,879	(104,614)	(51,832)	(134,017)
Basic earnings per share of common stock:
Earnings/(loss)	$0.72	$0.47	$(5.54)	$(2.75)	$(7.10)

Total	$0.72	$0.47	$(5.54)	$(2.75)	$(7.10)

Diluted earnings per share of common stock:
Earnings/(loss)	$0.72	$0.47	$(5.54)	$(2.75)	$(7.10)

Total	$0.72	$0.47	$(5.54)	$(2.75)	$(7.10)

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

Catalog Costs and Related Amortization

We spend approximately $16 million annually to produce and distribute catalogs. We accumulate all direct costs incurred, net of vendor cooperative advertising payments, in the development, production and circulation of our catalogs on our balance sheet until such time as the related catalog is mailed. They are subsequently amortized into SG&A over the expected sales realization cycle, which is one year or less. Consequently, any difference between our estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. Our estimate of the expected sales realization cycle for a particular catalog is based on, among other possible considerations, our historical sales experience with identical or similar catalogs and our assessment of prevailing economic conditions and various competitive factors. We track our subsequent sales realization, reassess the marketplace, and compare our findings to our previous estimate and adjust the amortization of our future catalogs, if necessary.

Development Costs

We accumulate external and certain internal costs incurred in the development of our products which can include a master copy of a book, video or other media, on our balance sheet. As of April 27, 2013, we had $28.2 million in development costs on our balance sheet. A majority of these costs are associated with science and reading intervention businesses. The capitalized development costs are subsequently amortized into cost of revenues over the expected sales realization cycle of the products, which is typically five years. During fiscal 2013, we amortized development costs of $7.2 million to expense. We continue to monitor the expected sales realization cycle for each product, and will adjust the remaining expected life of the development costs or recognize an impairment, if warranted.

Goodwill and Intangible Assets, and Long-Lived Assets

At April 27, 2013, intangible assets represented approximately 27.4% of our total assets. We review our goodwill and other indefinite life intangible assets for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with FASB ASC Topic 350, “Intangibles—Goodwill and Other”. As required by FASB ASC Topic 350, the recoverability of these assets is subject to a fair value assessment, which includes judgments regarding financial projections, including forecasted cash flows and discount rates, and comparable market values. As it relates to finite life intangible assets, we apply the impairment rules as required by FASB ASC Topic 360-10-15, “Impairment or Disposal of Long-Lived Assets” which also requires significant judgments related to the expected future cash flows attributable to the primary asset. Key assumptions used in the impairment analysis include, but are not limited to, expected future cash flows, business plan projections, revenue growth rates, and the discount rate utilized for discounting such cash flows. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the estimated recoverability, or impairment, if any, of the asset.

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

As discussed in Note 8 of the consolidated financial statements, in the third quarter of fiscal 2013 and the third quarter of fiscal 2012 the Company recorded impairment charges of $41.1 million and $86.5 million, respectively, to goodwill and $4.7 million and $21.0 million, respectively, to indefinite-lived intangible assets. The goodwill impairment recorded in fiscal 2013 reduced the Company’s goodwill balance to zero. The impairments were determined as part of the fair value assessment of these assets.

In the first quarter of fiscal 2013, the Company performed its annual impairment test. We tested goodwill for impairment by determining the fair value of the Company’s reporting units using a combined income (discounted cash flow) and market approach (guideline public company comparables) valuation model. The details regarding the determination of the fair value of the reporting units, including the key assumptions used in the impairment analysis, are discussed in Note 8 of the consolidated financial statements. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the estimated recoverability, or impairment, if any, of the asset. Changes in estimates or the application of alternative assumptions could have produced significantly different results.

The fair value assessments in the third quarter of fiscal 2013 of the reporting units with goodwill (Califone, Reading, and Planning and Student Development) indicated that the goodwill balances of these reporting units was impaired as the carrying value exceeded the fair value of the units. As a result, the Company recorded impairment charges of $3.9 million, $9.7 million and $27.5 million to the reporting units of Califone, Reading, Science and Planning and Student Development, respectively.

The fair value assessment in the third quarter of fiscal 2013 on the indefinite-lived intangible assets indicated the carrying value exceeded the fair value. As a result the Company recorded an impairment of $4.7 million to non-amortizable trademark and tradename.

The Company also performed an impairment test of its long-lived assets in the third quarter of fiscal 2013. The Company compared the sum of the undiscounted cash flows during the remaining useful life of the primary asset for each identified asset group to the carrying value of the asset group. No impairment was recorded as a result of this analysis.

Valuation Allowance for Deferred Tax Assets

We initially recorded a tax valuation allowance against our deferred tax assets in the fourth quarter of fiscal 2012. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized. This analysis included consideration of scheduled reversals of deferred tax liabilities, projected future taxable income, carry back potential and tax planning strategies, in accordance with FASB ASC Topic 740, “Income Taxes”. At April 27, 2013, our valuation allowance totaled $71.3 million.

Fresh Start Accounting

As a result of the Chapter 11 Cases, the realization of assets and satisfaction of liabilities, without substantial adjustment and/or changes in ownership are subject to uncertainty. The implementation of the Reorganization Plan and the adoption of fresh start accounting on June 11, 2013 will materially change the amounts and classifications of certain assets and liabilities, as compared to amounts and classifications shown in the historical consolidated financial statements. For further details on fresh start accounting, see Note 23 of the consolidated financial statements. Except as otherwise expressly stated in this Annual Report, the financial statements and other financial information contained herein do not reflect fresh start accounting adjustments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Our borrowings under our credit facility are primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to have averaged 100 basis points higher during fiscal 2013 and fiscal 2012, pre-tax earnings would have decreased by approximately $3.1 million and $3.4 million respectively. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding. The estimated fair value of long-term debt approximated its carrying value at April 27, 2013 and April 28, 2012, with the exception of our convertible debt, which at April 27, 2013 had a carrying value of $163.7 million and an estimated fair market value $30.4 million based on estimated equity value to be received in connection with the Debtors’ Reorganization Plan, and at April 28, 2012 had a carrying value of $157.5 million and a fair market value of $113.4 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

School Specialty, Inc.

Greenville, Wisconsin

We have audited the accompanying consolidated balance sheets of School Specialty, Inc. (Debtor-In-Possession) and subsidiaries (the “Company”) as of April 27, 2013 and April 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended April 27, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of School Specialty, Inc. (Debtor-In-Possession) and subsidiaries as of April 27, 2013 and April 28, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 27, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 24 to the consolidated financial statements, on May 23, 2013, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on June 11, 2013.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

August 7, 2013

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 27, 2013	April 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$20,769	$484
Restricted cash	26,302	—
Accounts receivable, less allowance for doubtful accounts of $926 and $2,072, respectively	58,942	62,826
Inventories, net	92,582	100,504
Deferred catalog costs	8,924	11,737
Prepaid expenses and other current assets	29,901	11,111
Refundable income taxes	9,793	3,570
Deferred taxes	—	4,797

Total current assets	247,213	195,029
Property, plant and equipment, net	39,209	57,491
Goodwill	—	41,263
Intangible assets, net	110,306	124,242
Development costs and other, net	30,079	35,206
Deferred taxes long-term	51	390
Investment in unconsolidated affiliate	715	9,900

Total assets	$427,573	$463,521

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$198,302	$955
Accounts payable	22,897	74,244
Accrued compensation	7,197	8,094
Deferred revenue	2,237	3,095
Accrued fee for early termination of long-term debt	25,000	—
Other accrued liabilities	21,905	18,932

Total current liabilities	277,538	105,320
Long-term debt less current maturities	—	289,668
Other liabilities	925	587
Liabilities subject to compromise	228,302	—

Total liabilities	506,765	395,575

Commitments and contingencies - Note 21
Shareholders’ equity (deficit):
Preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,599,159 and 24,300,545 shares issued, respectively	24	24
Capital paid-in excess of par value	446,232	444,428
Treasury stock, at cost—5,420,210 and 5,420,210 shares, respectively	(186,637)	(186,637)
Accumulated other comprehensive income	22,381	23,631
Accumulated deficit	(361,192)	(213,500)

Total shareholders’ equity (deficit)	(79,192)	67,946

Total liabilities and shareholders’ equity (deficit)	$427,573	$463,521

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	For the Fiscal Year Ended
	April 27, 2013	April 28, 2012	April 30, 2011
Revenues	$674,998	$731,991	$762,078
Cost of revenues	411,118	448,977	454,557

Gross profit	263,880	283,014	307,521
Selling, general and administrative expenses	267,491	274,967	287,560
(Gain) on sale of product line	—	(4,376)	—
Impairment Charge	45,789	107,501	411,390

Operating loss	(49,400)	(95,078)	(391,429)
Other expense:
Interest expense	28,600	27,182	28,157
Loss on early extinguishment of debt	10,201	—	—
Early termination of long-term indebtedness	26,247	—	—
Impairment of long-term asset	1,414	—	—
Impairment of equity-method investment	7,749	9,012	6,861
Expense associated with convertible debt exchange	—	1,090	1,920

Loss before reorganization costs and provision for (benefit from) income taxes	(123,611)	(132,362)	(428,367)
Bankruptcy related reorganization costs	22,979	—	—

Loss before provision for (benefit from) income taxes	(146,590)	(132,362)	(428,367)
Provision for / (benefit from) income taxes	(334)	167	(73,132)

Loss before losses from investment in unconsolidated affiliate	(146,256)	(132,529)	(355,235)
Losses of unconsolidated affiliate	(1,436)	(1,488)	(1,038)

Net loss	$(147,692)	$(134,017)	$(356,273)

Weighted average shares outstanding:
Basic and Diluted	18,922	18,878	18,870
Net loss per share:
Basic and Diluted	$(7.81)	$(7.10)	$(18.88)

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	For the Fiscal Year Ended
	April 27, 2013	April 28, 2012	April 30, 2011
Net loss	$(147,692)	$(134,017)	$(356,273)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,250)	(2,759)	2,338

Total comprehensive loss	$(148,942)	$(136,776)	$(353,935)

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 and APRIL 30, 2011

(In Thousands)

	Common Stock		Capital Paid-in Excess of Par Value	Treasury Stock, at Cost	Accumulated Other Comprehensive Income	(Accumulated Deficit) / Retained Earnings	Total Shareholders’ Equity (Deficit)
	Shares	Dollars
Balance at April 24, 2010	24,280	$24	$436,959	$(186,637)	$24,052	$276,790	$551,188
Issuance of common stock in conjunction with stock option exercises, net	10	—	—				—
Exchange of convertible debt			3,387				3,387
Issuance of convertible debt			(1,302)				(1,302)
Tax deficiency on option exercises			(555)				(555)
Share-based compensation expense			2,846				2,846
Foreign currency translation adjustment					2,338		2,338
Net loss						(356,273)	(356,273)

Balance at April 30, 2011	24,290	24	441,335	(186,637)	26,390	(79,483)	201,629

Issuance of common stock in conjunction with stock option exercises, net	10	—	—				—
Exchange of convertible debt			938				938
Tax deficiency on option exercises			(352)				(352)
Share-based compensation expense			2,507				2,507
Foreign currency translation adjustment					(2,759)		(2,759)
Net loss						(134,017)	(134,017)

Balance at April 28, 2012	24,300	24	444,428	(186,637)	23,631	(213,500)	67,946

Issuance of common stock in conjunction with stock option exercises, net	299	—	—				—
Tax deficiency on option exercises			(91)				(91)
Share-based compensation expense			1,895				1,895
Foreign currency translation adjustment					(1,250)		(1,250)
Net loss						(147,692)	(147,692)

Balance at April 27, 2013	24,599	$24	$446,232	$(186,637)	$22,381	$(361,192)	$(79,192)

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fiscal Year Ended
	April 27, 2013	April 28, 2012	April 30, 2011
Cash flows from operating activities:
Net loss	$(147,692)	$(134,017)	$(356,273)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	33,220	29,650	27,832
Amortization of development costs	7,179	6,615	5,334
Losses of unconsolidated affiliate	1,436	1,488	1,038
Loss on early extinguishment of debt	10,201	—	—
Early termination of long-term indebtedness	1,247	—	—
Fees related to DIP financing	9,855	—	—
Amortization of debt fees and other	2,019	2,399	2,162
Share-based compensation expense	1,895	2,507	2,846
Impairment of goodwill and intangible assets	45,789	107,501	411,390
Impairment of equity-method investment	7,749	9,012	6,861
Impairment of long-term asset	1,414	—	—
Expense associated with convertible debt exchange	—	1,090	1,920
Deferred taxes	5,206	963	(89,392)
(Gain) on sale of assets	—	(4,376)	—
Non-cash convertible debt interest expense	6,828	9,462	9,999
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	3,960	3,598	5,783
Inventories	7,922	10,028	(11,297)
Deferred catalog costs	2,813	4,902	(3,046)
Prepaid expenses and other current assets	(20,221)	(2,136)	1,347
Accounts payable	110	(11,424)	38,430
Accrued liabilities	15,430	(19,372)	5,076
Accrued bankruptcy related reorganization costs	6,188	—	—

Net cash provided by (used in) operating activities	2,548	17,890	60,010

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(360)
Additions to property, plant and equipment	(4,734)	(11,098)	(15,789)
Proceeds from note receivable	3,000	—	—
Change in restricted cash	(26,302)	—	—
Investment in product development costs	(7,579)	(7,608)	(9,052)
Investment in product line	(1,250)	—	—
Proceeds from sale of assets	—	6,650	—

Net cash used in investing activities	(36,865)	(12,056)	(25,201)

Cash flows from financing activities:
Pre-petition proceeds from bank borrowings	1,029,131	670,600	810,600
Pre-petition repayment of debt and capital leases	(1,110,809)	(641,404)	(720,068)
DIP proceeds from bank borrowings	307,636	—	—
DIP repayment of debt and capital leases	(149,850)	—	—
Redemption of convertible debt	—	(42,500)	(133,000)
Early termination of long-term indebtedness	(1,247)	—	—
Fees related to DIP financing	(9,855)	—	—
Payment of debt fees and other	(10,404)	(1,867)	(3,555)

Net cash provided by (used in) financing activities	54,602	(15,171)	(46,023)

Net (decrease) increase in cash and cash equivalents	20,285	(9,337)	(11,214)
Cash and cash equivalents, beginning of period	484	9,821	21,035

Cash and cash equivalents, end of period	$20,769	$484	$9,821

Supplemental disclosures of cash flow information:
Interest paid	$20,162	$15,132	$17,137
Income taxes paid	$534	$14,344	$4,320
Bankruptcy related reorganization cost paid (included in operating activities, above)	$16,791	$—	$—

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In Thousands)

The Company paid cash in connection with certain business combinations accounted for under the purchase method in the fiscal year ended April 30, 2011. There was no cash paid in connection with business combinations during the fiscal years ended April 27, 2013 and April 28, 2012. The fair values of the assets and liabilities of the acquired companies are presented as follows:

For the Fiscal Year Ended April 30, 2011
Inventories	$55
Property, plant and equipment	20
Intangible assets	285

Net assets acquired	$360

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

NOTE 1—BANKRUPTCY PROCEEDINGS

On January 28, 2013 (the “Petition Date”), School Specialty, Inc. and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) were jointly administered as Case No. 13-10125 (KJC) under the caption “In re School Specialty, Inc., et al.” The Debtors continued to operate their business as “debtors-in-possession” (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Chapter 11 Cases.

The Chapter 11 Cases were filed in response to an environment of ongoing declines in school spending and a lack of sufficient liquidity, including trade credit provided by the Debtors’ vendors, to permit the Debtors to pursue their business strategy to position the School Specialty brands successfully for the long term. As part of the Chapter 11 Cases and as discussed further in Note 24 – Subsequent Events, the Debtors’ developed and implemented a Chapter 11 reorganization plan that met the standards for confirmation under the Bankruptcy Code. The Chapter 11 reorganization plan will materially alter the classifications and amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of the Chapter 11 reorganization plan or the effect of any operational changes that may be implemented.

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company’s property. Accordingly, although the Company defaulted on certain of the Debtors’ debt obligations, creditors were stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of the Company’s pre-petition liabilities were subject to settlement under a reorganization plan or in connection with a Section 363 sale.

Subsequent to the Petition Date, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations. These obligations related to certain employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the Petition Date. The Company retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Company in connection with the bankruptcy filing and certain other professionals to provide services and advice in the ordinary course of business.

Reorganization Plan

In order for the Company to emerge successfully from Chapter 11, the Company determined that it was in the best interests of the Debtors’ estates to seek Bankruptcy Court confirmation of a reorganization plan. A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

On May 23, 2013, the Bankruptcy Court entered an order confirming the Debtors’ Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”), and a corrected copy of such order was entered by the Bankruptcy Court on June 3, 2013. The Reorganization Plan became effective on June 11, 2013 (the “Effective Date”). See Note 24 for additional information regarding the Reorganization Plan.

During fiscal 2013, the Company incurred $27,711 of legal, professional and financial fees related to the Company’s Chapter 11 filing. $4,732 of the charges were incurred pre-petition and are included in selling, general and administrative expense on the consolidated statements of operations. These pre-petition costs were related to professional services and advice in conjunction with the bankruptcy filing. $22,979 of these charges were incurred post-petition and are detailed in Note 5.

Financial Statement Presentation and Going Concern

We have prepared the accompanying consolidated financial statements in accordance with FASB ASC Topic 852 “Reorganizations” and on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. During the Chapter 11 Cases, the Company’s ability to continue as a going concern was contingent upon its ability to comply with the financial and other covenants contained in its ABL DIP Agreement and Ad Hoc DIP Agreement (see Note 10), the Bankruptcy Court’s approval of the Company’s Reorganization Plan and the Company’s ability to successfully implement the Company’s plan and obtain exit financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and satisfaction of liabilities were subject to uncertainty. The Company emerged from Chapter 11 in June, 2013. Accordingly, management believes, subject to performance in accordance with the terms outlined in the Reorganization Plan upon emergence from Chapter 11 on the Effective Date (see Note 24), as well as projected compliance with applicable financial, affirmative, and negative covenants, that has resolved the substantial doubt and uncertainty relative to the Company’s ability to continue as a going concern, described above.

In connection with the Company’s emergence from Chapter 11, the Company adopted fresh start accounting as of June 11, 2013 in accordance with ASC 852 “Reorganizations”. Upon the adoption of fresh start accounting, the financial statements of the Company will not be comparable in various material respects, to any of the Company’s previously issued financial statements. The financial statements as of June 11, 2013 and for periods subsequent to the fresh start effective date reflect that of a new entity, resulting in changes to balances previously presented (see Note 23). Except as otherwise expressly stated in this Note 23, these financial statements do not reflect fresh start accounting adjustments.

NOTE 2—ORGANIZATION AND BASIS OF PRESENTATION

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

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in April in each year. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2013,” “fiscal 2012” and “fiscal 2011” refer to the Company’s fiscal years ended April 27, 2013, April 28, 2012 and April 30, 2011, respectively. The year ended April 30, 2011 represents a 53 week year, while the years ended April 27, 2013 and April 28, 2012 represent 52 week years.

Cash and Cash Equivalents

The Company considers cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories, which consist primarily of products held for sale, are stated at the lower of cost or market on a first-in, first-out basis in accordance with FASB ASC Topic 330, “Inventories”. Excess and obsolete inventory reserves recorded were $9,437 and $9,950 as of April 27, 2013 and April 28, 2012, respectively.

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

Goodwill and Non-amortizable Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Certain intangible assets including a perpetual license agreement and various trademarks and tradenames are estimated to have indefinite lives and are not subject to amortization. Under FASB ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and indefinite-lived intangible assets are not subject to amortization but rather must be tested for impairment annually or more frequently if events or circumstances indicate they might be impaired. The Company performs the annual impairment test during the first quarter of each fiscal year. Amortizable intangible assets include customer relationships,

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

publishing rights, non-compete agreements, trademarks and tradenames, order backlog and copyrights and are being amortized over their estimated useful lives. In the third quarter of fiscal 2013, the Company concluded that a triggering event had occurred which required the Company to assess whether the fair values of the reporting units were below their carrying values. The triggering event was a combination of the declines in the Company’s forecasted future years’ operating results and cash flows, and the liquidity concerns and eventual default under pre-bankruptcy credit agreements. As a result of the Company’s performance of the goodwill and indefinite-lived intangible asset impairment test in the third quarter of fiscal 2013, the Company recorded impairment charges of $41,089 for goodwill and $4,700 for indefinite-lived intangible assets. As a result of an assessment performed in the third quarter of fiscal 2012, the Company recorded goodwill and indefinite-lived intangible impairment charges of $86,491 and $21,010, respectively in fiscal 2012. See Note 8 for details of these impairment charges.

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

Due to the triggering events identified above in the discussion of Goodwill and Non-Amortizable Intangible Assets, the Company also performed an impairment test of its long-lived assets in the third quarter of fiscal 2013. The Company compared the sum of the undiscounted cash flows during the remaining useful life of the primary asset for each identified asset group to the carrying value of the asset group. No impairment was recorded as a result of this analysis.

Development Costs

Development costs represent external and internal costs incurred in the development of a master copy of a book, workbook, video or other supplemental educational materials and products. The Company capitalizes development costs and amortizes these costs into costs of revenues over the lesser of five years or the product’s life cycle in amounts proportionate to expected revenues. At April 27, 2013 and April 28, 2012, net development costs totaled $28,234 and $27,726, respectively, and are included as a component of development costs and other assets, net, in the consolidated balance sheets.

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

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

The following table sets forth the items measured at fair value on a non-recurring basis during fiscal years 2013 and 2012. All items were categorized as Level 3 within the fair value hierarchy. Refer to these notes to the consolidated financial statements for descriptions valuation techniques and inputs used to develop these fair value measurements, there were no changes to the valuation techniques during fiscal 2013, relative to fiscal 2012:

Description	Balance Sheet Location	Fiscal 2013	Fiscal 2012
Goodwill	Goodwill	$—	$41,263
Indefinite-lived intangible assets	Intangible assets, net	14,410	19,110
Investment in Carson-Dellosa	Investment in unconsolidated affiliate	715	9,900

The Fiscal 2012 disclosure of items measured at fair value on a non-recurring basis has been revised from amounts previously reported to adjust indefinite-lived intangible assets to exclude definite-lived intangibles and to exclude the new debentures, which were not measured at fair value on a non-recurring basis.

As a result of the Company’s performance of the goodwill impairment test in the third quarter of fiscal 2013, the Company recorded an impairment charge of $41,089 for goodwill.

As a result of the Company’s performance of the indefinite-lived intangible asset impairment test in the third quarter of fiscal 2013, the Company recorded an impairment charge of $4,700 for indefinite-lived intangible assets.

During the fourth quarter of fiscal 2013, the Company evaluated its investment in Carson-Dellosa for impairment and, based on updated current forward-looking projections, concluded Carson-Dellosa investment had an other-than-temporary impairment. As such, the Company recorded an impairment of $7,749 in fiscal 2013.

In accordance with FASB ASC Topic 825, “Financial Instruments” and FASB ASC Topic 820, “Fair Value Measurement,” the carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value given the short maturity of these instruments.

The following table sets forth the financial instruments where carrying amounts may vary from fair value as of April 27, 2013:

Description	Balance Sheet Location	Carrying Value	Fair Value	Categorization
ABL DIP Agreement	Current maturities	$43,302	$43,302	Level 3
Ad Hoc DIP Agreement	Current maturities	155,000	155,000	Level 3
2011 Debentures	Liabilities subject to compromise	163,688	30,355	Level 3
Accounts payable	Liabilities subject to compromise	51,951	19,400	Level 3
Sale leaseback obligations	Liabilities subject to compromise	11,684	—	Level 3

The Company has estimated the April 27, 2013 fair value of the amounts outstanding under its ABL DIP Agreement and Ad Hoc DIP Agreement approximated their carrying values at the end of fiscal 2013 given the variable interest rates and the proximate maturity date of each facility. As a result of the Company’s Chapter 11 filing, each of the 2011 Debentures, accounts payable and sale leaseback obligations are liabilities subject to

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

compromise as of April 27, 2013. The amount of liabilities subject to compromise represents the Company’s estimate, where an estimate is determinable, of known or potential prepetition claims to be addressed in connection with the bankruptcy proceedings. The carrying amount of such liabilities are reported at the Company’s current estimate, where an estimate is determinable, of the allowed claim amount, even though they may settle for lesser amounts. The Company has estimated the April 27, 2013 fair value of each of these financial instruments based on the expected value of the recovery as reflected in the Company’s Reorganization Plan and as depicted in Note 23 – Preliminary Pro Forma Fresh Start Financial Statements (Unaudited). The fair value of the 2011 Debentures is based on the expected equity valuation of common shares which the Company distributed to the holders of the 2011 Debentures in accordance with the term of the Reorganization Plan.

The estimated fair value of the amounts outstanding under the then-existing credit facility approximated its carrying value at April 28, 2012 given the variable interest rates included with this facility. The Company’s convertible debt had a carrying value of $164,878 and a fair market value of $113,359 at April 28, 2012, as determined using the closing bid prices as reported on the National Association of Securities Dealers, Inc.’s Portal Market on April 28, 2012. The Company’s sale-leaseback obligations had a carrying value of $12,663 and a fair market value of $13,736 at April 28, 2012 as determined using estimated interest rates available at April 28, 2012 for similar long-term borrowings.

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

Concentration of Credit Risks

The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are school districts and schools. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2013, 2012 and 2011, no customer represented more than 10% of revenues or accounts receivable.

Vendor Rebates

The Company receives reimbursements from vendors (vendor rebates) based on annual purchased volume of products from its respective vendors. The Company’s vendor rebates are earned based on pre-determined

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

percentage rebates on the purchased volume of products within a calendar year. The majority of the rebates are not based on minimum purchases or milestones, and therefore the Company recognizes the rebates on an accrual basis and reduces cost of revenues over the estimated period the related products are sold.

Deferred Catalog Costs

Deferred catalog costs represent costs which have been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. Deferred catalog costs are amortized in amounts proportionate to expected revenues over the life of the catalog, which is one year or less. Amortization expense related to deferred catalog costs is included in the consolidated statements of operations as a component of selling, general and administrative expenses. Such amortization expense for fiscal years 2013, 2012 and 2011 was $16,057, $22,051 and $20,731, respectively.

Restructuring

The Company accounts for restructuring costs associated with both the closure or disposal of distribution centers and severance related to headcount reductions in accordance with FASB ASC Topic 712, “Compensation —Retirement Benefits.” During fiscal 2013, the Company recorded $1,561 of severance expense. During fiscal 2012 and fiscal 2011, the Company recorded $2,313 and $1,847, respectively, of severance expense. As of April 27, 2013, April 28, 2012 and April 30, 2011, there was $716, $1,123 and $361, respectively, of accrued restructuring costs recorded in other accrued liabilities on the consolidated balance sheet primarily related to various cost reduction activities. See Note 20 for details of these restructuring charges.

Shipping and Handling Costs

In accordance with FASB ASC Topic 605-45-45, “Revenue Recognition—Principal Agent Considerations— Other Presentation,” the Company accounts for shipping and handling costs billed to customers as a component of revenues. The Company accounts for shipping and handling costs incurred as a cost of revenues for shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for shipping and handling costs incurred as a selling, general and administrative expense. The amount of shipping and handling costs included in selling, general and administrative expenses for fiscal years 2013, 2012 and 2011 was $31,631, $31,844 and $33,635, respectively.

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

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

Recent Accounting Pronouncements

In May, 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-04, Fair Value Measurements, FASB ASC Topic 820. The purpose of ASU No. 2011-04 was to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). ASU No. 2011-04 was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption ASU No. 2011-04 by the Company did not have a material impact on the Company’s financial position, results of operations, comprehensive income (loss) or cash flows.

In June, 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, FASB ASC Topic 220. The purpose of ASU No. 2011-05 was to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU No. 2011-05 became effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, and early adoption was permitted. The Company early adopted ASU No. 2011-05 during the second quarter ended October 29, 2011. The adoption of ASU No. 2011-05 impacted the presentation of the Company’s consolidated Statements of Comprehensive Income (Loss) in the consolidated financial statements but it did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, FASB ASC Topic 350, which provides entities with the option of first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the two-step impairment test would still be required. ASU No. 2011-08 became effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption was permitted. The Company did not elect to perform a qualitative assessment during fiscal 2013. As a result, the adoption ASU No. 2011-08 had no impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other, FASB ASC Topic 350 – Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess the qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The changes to the ASC as a result of this update are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect that the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income (loss) in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. This update is effective for the Company beginning in fiscal 2014. The adoption of this guidance requires changes in presentation only and will have no impact on the Company’s consolidated financial statements.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

NOTE 4—LIABILITIES SUBJECT TO COMPROMISE

The following table reflects pre-petition liabilities that are subject to compromise.

April 27, 2013
Accounts payable	$51,951
2011 Debentures	163,688
Pre-petition accrued interest on 2011 Debentures	979
Sale-leaseback obligations	11,684

Liabilities subject to compromise	$228,302

Liabilities subject to compromise primarily represented unsecured pre-petition obligations of the Debtors that are expected to be subject to compromise as part of the Reorganization Plan and are subject to settlement at lesser amounts. The amount of liabilities subject to compromise represents the Debtors’ estimate, where an estimate is determinable, of known or potential prepetition claims to be addressed in connection with the bankruptcy proceedings. Such liabilities are reported at the Debtors’ current estimate, where an estimate is determinable, of the allowed claim amount, even though they may settle for lesser amounts.

As of April 27, 2013, the Company had not completed the process of reconciling its pre- and post-petition liabilities. Pursuant to court order, the Company has been authorized to pay certain prepetition and operating liabilities incurred in the ordinary course of business (e.g., salaries and insurance). Accordingly, liabilities subject to compromise is subject to change.

NOTE 5—BANKRUPTCY RELATED REORGANIZATION COSTS

The following table reflects bankruptcy related reorganization costs incurred in fiscal 2013.

April 27, 2013
Professional fees	$12,429
Financing costs	9,734
Other	816

Bankruptcy related restructuring charges	$22,979

NOTE 6—BUSINESS COMBINATIONS

Fiscal 2011

During the fourth quarter of fiscal 2011, the Company completed the acquisition of a portion of the operating assets of Telex, a division of Bosch Security Systems, Inc. for an aggregate purchase price of $360. The assets acquired relate to Telex’s distribution of headphones, earphones, headsets, and their replaceable cords used in the education marketplace. The earphone and headphone models subject to the acquisition are the Discovery, Odyssey, Explorer and 610 models. This business has been integrated into the Company’s Califone business unit within the Educational Resources segment. The results of this acquisition have been included in the

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

accompanying consolidated financial statements since the date of acquisition, would not have had a material effect on the Company’s overall performance on a pro forma basis, and did not have a material effect on the Company’s fiscal 2011 performance.

NOTE 7—INVESTMENT IN UNCONSOLIDATED AFFILIATE

Investment in unconsolidated affiliate was accounted for under the equity method through the end of the third quarter in fiscal 2013. Effective with the commencement of the Debtors’ Chapter 11 Cases, the Company no longer maintained a seat on the unconsolidated affiliate’s board of directors as a result of the Debtors’ Chapter 11 Cases. As a result, the Debtor no longer had significant influence over the unconsolidated affiliate and began to account for the investment in unconsolidated affiliate under the cost method effective at the beginning of the fourth quarter of fiscal 2013.

The investment in unconsolidated affiliate consisted of the following:

	Percent- Owned	April 27, 2013	April 28, 2012
Carson-Dellosa Publishing, LLC	35%	$715	$9,900

On November 13, 2009, the Company completed the divestiture of the School Specialty Publishing business unit to Carson-Dellosa Publishing, LLC (“Carson-Dellosa”), a newly-formed business entity. Under the divestiture agreement, the Company combined its publishing unit net assets with those of Cookie Jar Education, Inc. and received a 35% interest, accounted for under the equity method, in Carson-Dellosa. For the years ended April 27, 2013, April 28, 2012 and April 30, 2011, the Company recorded a pre-tax loss of $1,436, $1,488 and $1,038, respectively, resulting from its 35% minority equity interest in Carson-Dellosa.

The Company reviews Carson-Dellosa’s unaudited financial statements on a quarterly basis and audited financial statements on an annual basis for indicators of triggering events or circumstances that indicate a potential impairment. During the fourth quarters of fiscal 2013 and 2012, the Company evaluated its investment in Carson-Dellosa for impairment and, based on updated current forward-looking projections, concluded the Carson-Dellosa investment had an other-than-temporary impairment. As such, the Company recorded $7,749, $9,012 and $6,861 impairments in fiscals 2013, 2012, and 2011 respectively in other expense in the Company’s Consolidated Statements of Operations. The resulting fair value of $715 and $9,900 in fiscal 2013 and 2012, respectively, was estimated using a discounted cash flow model and is considered a Level 3 fair value measurement due to the use of significant unobservable inputs related to the timing and amount of future earnings based on projections of Carson-Dellosa’s future financing structure, contractual and market-based revenues and operating costs.

In performing the impairment assessment, the Company estimated the fair value of its reporting units using the Income Approach (discounted cash flow analysis). The discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of an entity and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting unit and the discount rate. The growth rate used for the terminal value calculation was 0% and 3% in fiscal 2013 and 2012, respectively, and the discount rate was 11.3% in both fiscal 2013 and 2012.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Losses are reflected in “Losses of unconsolidated affiliate.”

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, including the range of useful lives, excluding goodwill:

April 27, 2013	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,760	$(25,248)	$11,512
Publishing rights (15 to 25 years)	113,260	(40,018)	73,242
Non-compete agreements (3.5 to 10 years)	150	(127)	23
Tradenames and trademarks (5 to 30 years)	4,354	(1,424)	2,930
Order backlog and other (less than 1 to 13 years)	1,766	(1,238)	528
Perpetual license agreements (10 years)	14,506	(6,845)	7,661

Total amortizable intangible assets	170,796	(74,900)	95,896

Non-amortizable intangible assets:
Tradenames and trademarks	14,410	—	14,410

Total non-amortizable intangible assets	14,410	—	14,410

Total intangible assets	$185,206	$(74,900)	$110,306

April 28, 2012	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,905	$(22,984)	$13,921
Publishing rights (15 to 25 years)	113,260	(34,408)	78,852
Non-compete agreements (3.5 to 10 years)	5,480	(5,300)	180
Tradenames and trademarks (10 to 30 years)	3,504	(1,232)	2,272
Order backlog and other (less than 1 to 13 years)	1,766	(1,133)	633
Perpetual license agreements (10 years)	14,506	(5,232)	9,274

Total amortizable intangible assets	175,421	(70,289)	105,132

Non-amortizable intangible assets:
Tradenames and trademarks	19,110	—	19,110

Total non-amortizable intangible assets	19,110	—	19,110

Total intangible assets	$194,531	$(70,289)	$124,242

Intangible asset amortization expense included in selling, general and administrative expenses for fiscal years 2013, 2012 and 2011 was $10,054, $10,590 and $10,814, respectively.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is:

2014	$9,928
2015	$9,880
2016	$9,831
2017	$9,131
2018	$5,704

This estimated intangible amortization expense over the succeeding five years is based on the historical cost of the Company’s intangible assets. In connection with the Debtors’ reorganization plan, see Note 24 – Subsequent Events, the Company’s intangible assets will be recorded at fair value as of the June 11, 2013 date of the reorganization. As a result, the estimated intangible amortization reflected in the above table may or may not be indicative of the actual intangible amortization expense to be recognized in subsequent years.

The following information presents changes to goodwill during the two-year period ended April 27, 2013:

	Reporting Units		Educational Resources Segment	Reporting Units				Accelerated Learning Segment	Total
	Education Resources	Califone		Science	Planning and Student Development	Reading	Health
Balance at April 30, 2011
Goodwill	$249,695	$14,852	$264,547	$75,652	$182,907	$17,474	$—	$276,033	$540,580
Accumulated impairment losses	(249,695)	—	(249,695)	(55,372)	(106,123)	—	—	(161,495)	(411,190)

Balance at April 30, 2011	$—	$14,852	$14,852	$20,280	$76,784	$17,474	$—	$114,538	$129,390

Fiscal 2012 Activity:
Currency translation adjustment	—	—	—	—	(1,636)	—	—	(1,636)	(1,636)

Balance at April 28, 2012
Goodwill	$249,695	$14,852	$264,547	$75,652	$181,271	$17,474	$—	$274,397	$538,944
Accumulated impairment losses	(249,695)	(10,959)	(260,654)	(75,652)	(153,603)	(7,772)	—	(237,027)	(497,681)

Balance at April 28, 2012	$—	$3,893	$3,893	$—	$27,668	$9,702	$—	$37,370	$41,263

Fiscal 2013 Activity:
Currency translation adjustment	—	—	—	—	(174)	—	—	(174)	(174)

Balance at April 27, 2013
Goodwill	$249,695	$14,852	$264,547	$75,652	$181,097	$17,474	$—	$274,223	$538,770
Accumulated impairment losses	(249,695)	(14,852)	(264,547)	(75,652)	(181,097)	(17,474)	—	(274,223)	(538,770)

Balance at April 27, 2013	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

segment management to regularly review the operating results of that component. The Educational Resources segment consists of the Education Resources and Califone reporting units. The Accelerated Learning segment consists of the Science, Planning and Student Development, Reading, and Health reporting units. The goodwill for each reporting unit is shown in the table above.

Goodwill impairment is assessed under a two-step method. In the first step, the Company determined the fair value of the reporting unit, generally by utilizing a combination of the income approach (weighted 90%) and the market approach (weighted 10%) derived from comparable public companies. The Company believes that each approach has its merits. However, in the instances where the Company has utilized both approaches, the Company has weighted the income approach more heavily than the market approach because the Company believes that management’s assumptions generally provide greater insight into the reporting unit’s fair value. The Company did not use the market approach for the Science reporting unit because of the variability in revenue due to the curriculum adoption schedule. This fair value determination was categorized as level 3 in the fair value hierarchy pursuant to FASB ASC Topic 820, “Fair Value Measurement”. The estimated fair value of the reporting units is dependent on several significant assumptions, including earnings projections and discount rates.

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

In performing the impairment assessment, the Company estimated the fair value of its reporting units using the following valuation methods and assumptions:

1.	Income Approach (discounted cash flow analysis)—the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of a reporting unit and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting units and the discount rate. Due to persistent weakness in the industry and the Company’s revenue, as well as the anticipated near-term operational challenges resulting from the Chapter 11 Cases, projected cash flows and terminal value growth rates were reduced in the fiscal 2013 third quarter discounted cash flow analysis, with corresponding adjustments of discount rates to reflect risks inherent in those updated projected cash flows. The growth rates used for the terminal value calculations and the discount rates of the respective reporting units were as follows:

	Terminal Value Growth Rates	Discount Rate
Education Resources	2.0%	14.5%
Califone	2.0%	14.5%
Science	1.5%	11.5%
Planning and Student Development	2.0%	11.5%
Reading	2.0%	11.5%
Health	2.0%	11.5%

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

2.	Market Approach (market multiples)—this method begins with the identification of a group of peer companies in the same or similar industries as the company reporting unit being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a ratio of enterprise value to projected revenue as appropriate valuation metrics. These two metrics were evenly weighted for the Reading, Planning and Student Development, and Health reporting units. Various operating performance measurements of the reporting unit being valued are then benchmarked against the peer group and a discount rate or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the reporting unit being valued to arrive at an estimate of its fair value. A control premium is then applied to the equity value. Eleven companies were deemed relevant to the Planning and Student Development, Health, and Reading reporting units and ten companies were deemed relevant to the Education Resources and Califone reporting units under the guideline public company method to provide an indication of value. A control premium was then applied to the enterprise value of the reporting unit. The control premium was established based on a review of transactions over a 36 month period. The resulting multiples and control premiums were as follows:

	EBITDA Multiples	Revenue Multiples	Control Premium
Education Resources	6.2x	N/A	10.3%
Califone	6.2x	N/A	10.3%
Reading	7.7x	1.1x	11.7%
Health	7.7x	1.1x	11.7%
Planning and Student Development	7.7x	1.1x	11.7%

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

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

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

	Educational Resources	Accelerated Learning	Total
Tradenames	$—	$38,890	$38,890
Trademarks	1,430	—	1,430
Impairment loss	(1,020)	(24,890)	(25,910)

Balance at April 27, 2013:	$410	$14,000	$14,410

Due to the triggering events identified above in the discussion of Goodwill and Non-Amortizable Intangible Assets, the Company also performed an impairment test of its long-lived assets in the third quarter of fiscal 2013. The Company compared the sum of the undiscounted cash flows during the remaining useful life of the primary asset for each identified asset group to the carrying value of the asset group. No impairment was recorded as a result of this analysis.

The following discussion relates to the goodwill and other intangible assets impairment test performed during the third quarter of fiscal 2012:

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

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

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

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

NOTE 9—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 27, 2013	April 28, 2012
Land	$158	$158
Projects in progress	2,953	8,789
Buildings and leasehold improvements	29,804	29,863
Furniture, fixtures and other	108,877	101,882
Machinery and warehouse equipment	40,117	39,337

Total property, plant and equipment	181,909	180,028
Less: Accumulated depreciation	(142,700)	(122,537)

Net property, plant and equipment	$39,209	$57,491

Depreciation expense related to continuing operations for fiscal years 2013, 2012 and 2011 was $23,166, $19,060 and $17,018, respectively.

NOTE 10—DEBT

Long-Term Debt

Long-term debt as of April 27, 2013 and April 28, 2012 consisted of the following:

	April 27, 2013	April 28, 2012
Credit Agreement	$—	$121,125
ABL DIP Agreement	43,302	—
Ad Hoc DIP Agreement	155,000	—
3.75% Convertible Subordinated Notes due 2026, issued 2011, net of unamortized discount	163,688	156,859
Sale-leaseback obligations, effective rate of 8.97%, expiring in 2020	11,684	12,639

Total debt	373,674	290,623
Less: Current maturities	(198,302)	(955)
Less: Debt classified as liabilities subject to compromise (Note 4)	(175,372)	—

Total long-term debt	$—	$289,668

Bankruptcy Filing and Bankruptcy-Related Debt

Credit Agreement

Subsequent to the filing the Chapter 11 Cases, on January 31, 2013, the Company entered into a Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Bayside DIP Agreement”) by and among the Company, certain of its subsidiaries, Bayside Finance, LLC (“Bayside”) (as Administrative Agent and Collateral Agent), and the lenders party to the Bayside Credit Agreement and a Debtor-in-Possession Credit

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

Agreement (the “ABL DIP Agreement”) by and among Wells Fargo Capital Finance, LLC (as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner) and GE Capital Markets, Inc. (as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent), General Electric Capital Corporation (as Syndication Agent), and the lenders that are party to the Asset-Based Credit Agreement (the “Asset-Based Lenders”) and the Company and certain of its subsidiaries.

The Bayside DIP Agreement provided for a senior secured, super-priority revolving credit facility of up to $50,000 (the “Bayside DIP Facility”), with an initial borrowing upon closing of $15,000, and subsequent borrowings of $8,000.

Borrowings by the Company under the Bayside DIP Facility were subject to borrowing limitations based on the exhaustion of availability of credit under the ABL DIP Facility (as defined below) and certain other conditions. The principal amounts outstanding under the Bayside DIP Facility bore interest based on applicable LIBOR or base rates plus margins as set forth in the Bayside DIP Agreement. Upon the occurrence of an event of default in the Bayside DIP Agreement, an additional default interest rate of 3.0% per annum applied. The Bayside DIP Agreement also provided for certain additional fees payable to the agents and lenders.

All borrowings under the Bayside DIP Agreement were required to be repaid on the earliest of (i) June 30, 2013, (ii) the date of termination of the Bayside DIP Agreement, whether pursuant to the consummation of a sale of substantially all of the assets of the Debtors under section 363 of the Bankruptcy Code, or (iii) certain other termination events.

Pursuant to a Security and Pledge Agreement, the Bayside DIP Facility was secured by substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Bayside Lenders (the “Intercreditor Agreement”), the Bayside Lenders had a first priority security interest in all interests in real property, all intellectual property, all equipment and fixtures, and certain other assets of the Company and its subsidiaries, and had a second priority security interest in accounts receivable, inventory and certain other assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the Asset-Based Lenders in such assets. The obligations under the Bayside DIP Facility were extinguished with proceeds from the Ad Hoc DIP Agreement discussed below.

The ABL DIP Agreement provided a revolving senior secured asset-based credit facility (the “ABL DIP Facility”) in an aggregate principal amount of $175,000. The amount of revolving loans made during any one week was based on certain conditions, including the budget supplied by the Company. Outstanding amounts under the ABL DIP Facility bore interest at a rate per annum equal to either: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) plus 2.75%, or (2) a LIBOR rate plus 3.75%. The default interest rate was three percentage points above the otherwise applicable rate.

Pursuant to a Security and Pledge Agreement, the ABL DIP Facility was secured by substantially all assets of the Company and the guarantor subsidiaries. Under the Intercreditor Agreement, the Asset-Based Lenders had a first priority security interest in accounts receivable, inventory and certain other assets of the Company and the subsidiary guarantors, and had a second priority security interest in all interests in real property, all intellectual property, all equipment and fixtures, and certain other assets of the Company and its subsidiaries, subordinate only to the first priority security interest of the Bayside Lenders in such assets.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

The ABL DIP Agreement contained customary events of default and affirmative and negative covenants, including (but not limited to) affirmative covenants relating to reporting, appointment of a chief restructuring officer, and bankruptcy transaction milestones, and negative covenants related to the financing order of the Bankruptcy Court, additional indebtedness, liens, assets, fundamental changes, and use of proceeds.

On February 27, 2013, the Company entered into a Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Ad Hoc DIP Agreement”) by and among the Company, certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent and the lenders party to the Ad Hoc DIP Agreement, which replaced the Bayside DIP Agreement, the related Bayside Facility and the Term Loan Credit Agreement.

The Ad Hoc DIP Agreement provided for a senior secured, super-priority revolving credit facility of up to $155,000 (the “Ad Hoc DIP Facility”), with an initial borrowing upon closing of $130,000, and subsequent borrowings of $15,000 following the entry of the final order of the Bankruptcy Court and upon the satisfaction of certain conditions.

The principal amounts outstanding under the Ad Hoc DIP Facility bore interest based on applicable LIBOR or base rates plus margins as set forth in the Ad Hoc DIP Agreement. Upon the occurrence of an event of default in the Ad Hoc DIP Agreement, an additional default interest rate of 2.0% per annum applied. The Ad Hoc DIP Agreement also provided for certain additional fees payable to the agents and lenders.

All borrowings under the Ad Hoc DIP Agreement were required to be repaid on the earliest of (i) June 30, 2013, (ii) the date of termination of the Ad Hoc DIP Agreement, whether pursuant to the consummation of a sale of substantially all of the assets of the Debtors under section 363 of the Bankruptcy Code, or (iii) certain other termination events.

Pursuant to a Security and Pledge Agreement, the Ad Hoc DIP Facility was secured by a first priority security interest in substantially all of the assets of the Company and the guarantor subsidiaries.

See Note 24 of Notes to Consolidated Financial Statements for additional discussion of the post-emergence debt agreements.

Pre-Bankruptcy Filing Debt

Credit Agreement

On May 22, 2012, the Company entered into an Asset-Based Credit Agreement (the “Asset-Based Credit Agreement”). Under the Asset-Based Credit Agreement, the Asset-Based Lenders agreed to provide a revolving senior secured asset-based credit facility (the “2012 ABL Facility”) in an aggregate principal amount of $200,000.

The 2012 ABL Facility was secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the lenders under the 2012 ABL Facility and the Term Loan lenders, as described below, the Asset-Based Lenders had a first priority security interest in substantially all working capital assets of the Company and the guarantor subsidiaries, and a second priority security interest in all other assets, subordinate only to the first priority security interest of the Term Loan lenders in such other assets.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

The Asset-Based Credit Agreement contained customary events of default and financial, affirmative and negative covenants, including financial covenants relating to the Company’s (1) minimum fixed charge coverage ratio, (2) maximum secured leverage ratio, (3) maximum total leverage ratio, (4) maximum term loan ratio and (5) minimum interest coverage ratio. In addition, the Asset-Based Credit Agreement contained a minimum liquidity covenant requiring the Company to maintain minimum liquidity levels at the end of each month during the life of the Term Loan (consisting of Qualified Cash, subject to a $2,000 cap, plus availability under the 2012 ABL Facility). The Company was not in compliance with the minimum liquidity covenant as of the end of December, 2012. As a result, the Company entered into a Forbearance Agreement with its 2012 ABL Facility lenders and Bayside Finance, LLC on January 4, 2013 and subsequently filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Outstanding amounts under the 2012 ABL Facility bore interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest rate elected by the Company, the excess availability under the 2012 ABL Facility and the applicable point in the life of the 2012 ABL Facility) (the “Applicable Margin”), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the 2012 ABL Facility that bore interest based upon the Base Rate were due monthly in arrears, and interest on loans that bore interest based upon the LIBOR Rate were due on the last day of each relevant interest period. The effective interest rate under the 2012 ABL Facility for the first nine months of fiscal 2013 was 5.41%, which included amortization of loan origination fees of $866 and commitment fees on unborrowed funds of $376. As of January 26, 2013, the outstanding balance on the 2012 ABL Facility was $41,589. The balances under this Credit Agreement on the date of the filing of the Chapter 11 Cases were repaid during the fourth quarter of fiscal 2013 using cash collections from accounts receivable securing the obligations under this facility.

Term Loan

On May 22, 2012, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”). Under the Term Loan Credit Agreement, the Term Loan lender agreed to make a term loan (the “Term Loan”) to the Company in aggregate principal amount of $70,000.

The Term Loan was secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the lenders under the 2012 ABL Facility and the Term Loan lender, the Term Loan lender had a second priority security interest in substantially all working capital assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the lenders under the 2012 ABL Facility in such assets, and a first priority security interest in all other assets.

The Term Loan Credit Agreement contained customary events of default and financial, affirmative and negative covenants, including quarterly financial covenants relating to the Company’s (1) maximum secured leverage ratio, (2) maximum total leverage ratio, (3) maximum term loan ratio, (4) minimum fixed charge coverage ratio and (5) minimum interest coverage ratio. In addition, the Term Loan Credit Agreement contained a minimum liquidity covenant requiring the Company to maintain minimum liquidity levels at the end of each month during the life of the Term Loan (consisting of Unrestricted Cash plus availability under the 2012 ABL Facility). The Company was not in compliance with the minimum liquidity covenant as of the end of December,

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

2012. As a result, the Company entered into a Forbearance Agreement with its ABL lenders and Bayside Finance, LLC on January 4, 2013 and subsequently filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

The outstanding principal amount of the Term Loan bore interest at a rate per annum equal to the applicable LIBOR rate (calculated as the greater of (1) the current three-month LIBOR rate and (2) 1.5%) plus 11.0%, accruing and paid on a quarterly basis in arrears. The term loan was prepaid by $3,000 in the second quarter of fiscal 2013. In the fourth quarter of fiscal 2013 the remaining term loan of $67,000 was retired using the proceeds from the Ad Hoc DIP Agreement. Interest expense on the Term Loan was not accrued subsequent to the Chapter 11 filing. Absent the Chapter 11 filing, the Company would have had additional interest expense of $865.

The Company recorded a $25,054 charge related to the acceleration of the obligations under the Term Loan Credit Agreement, including the early payment fee. The charge was triggered by the Company’s non-compliance with the minimum liquidity covenant. The early payment fee represented the present value of all interest payments due to Bayside during the term of the Term Loan Credit Agreement. The Company has incurred $1,295 of interest expense related to the $25,054 early payment fee. The Ad Hoc DIP Agreement required $25,000 to be placed in an escrow account as a deposit for an early termination fee payable to Bayside that was provided under the Term Loan Credit Agreement. The official Committee of Unsecured Creditors is contesting that Bayside is entitled to receive the funds. The Bankruptcy Court has ruled that Bayside is entitled to the funds, but the Official Committee of Unsecured Creditors is contesting the ruling and has filed an appeal in the Federal District Court of Delaware. The funds will remain in the escrow account until the appeal process has been concluded or a settlement of the issues is reached between the parties.

Former Credit Agreement

The Company entered into its former revolving credit facility (the “Credit Agreement”) on April 23, 2010 which was subsequently amended in the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012. The Credit Agreement provided borrowing capacity of $242,500. This capacity consisted of a revolving loan of $200,000 and a delayed draw term loan of up to $42,500, which was used to refinance a portion of the Company’s convertible notes. Interest accrued at a rate of, at the Company’s option, either a Eurodollar rate plus an applicable margin of up to 4.50%, or the lender’s base rate plus an applicable margin of up to 3.50%. The Company also paid a commitment fee on the revolving loan and delayed draw term loan of 0.50% on unborrowed funds. The Credit Agreement was secured by substantially all of the assets of the Company and contained certain financial covenants, including a consolidated total and senior leverage ratio, a consolidated fixed charge coverage ratio and a limitation on consolidated capital expenditures. The effective interest rate under the Credit Agreement for fiscal 2013, until its termination on May 22, 2012, was 7.39%, which included amortization of loan origination fees of $84 and commitment fees on unborrowed funds of $34.

The Company used a portion of the proceeds of the 2012 ABL Facility and the Term Loan to repay outstanding indebtedness under the former Credit Agreement.

The Company recorded a $10.2 million charge associated with the unamortized debt issuance costs related to the extinguishment of the pre-petition credit facilities.

Convertible Notes

Accounting standards require the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option)

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

components of the instrument in a manner that reflects the market interest rate at debt issuance without the conversion feature. The Company had two convertible debt instruments outstanding during fiscal 2013 and had three convertible debt instruments outstanding during portions of fiscal 2012. A fair value must be assigned to the equity conversion options of (1) the Company’s $200,000 convertible subordinated debentures due 2026 (the “2006 Debentures”), which were issued November 22, 2006 of which $42,500 in aggregate principal amount was repaid in the third quarter of fiscal 2012 and the balance of which was exchanged for the 2011 Debentures described in the following clauses (2) and (3); (2) the Company’s $100,000 convertible subordinated debentures (the “2011 Debentures”), which were issued on March 1, 2011 of which $100,000 in aggregate original principal amount was outstanding as of April 27, 2013; and (3) the additional $57,500 of the 2011 Debentures, which were issued on July 7, 2011, of which $57,500 in aggregate original principal amount was outstanding as of April 27, 2013 (collectively, the “Convertible Notes”). The value assigned to the equity conversion option results in a corresponding decrease in the value assigned to the carrying value of the debt portion of the instruments.

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

On March 1, 2011 and July 7, 2011, the Company entered into separate, privately negotiated exchange agreements under which it retired $100,000 and $57,500, respectively, in aggregate principal amount of the then outstanding 2006 Debentures in exchange for the issuance of $100,000 and $57,500, respectively, in aggregate principal amount of the 2011 Debentures. The 2011 Debentures bore interest semi-annually at a rate of 3.75% per year in respect of each $1 original principal amount of 2011 Debentures (the “Original Principal Amount”) on each May 30th and November 30th, and the principal accreted on the principal amount of the 2011 Debentures (including the Original Principal Amount) at a rate of 3.9755% per year, compounding on a semi-annual basis (such principal amount, including any accretions thereon, the “Accreted Principal Amount”). The events of default under the 2012 ABL Facility and Term Loan and the acceleration of the obligations thereunder, which are described above, were events of default under the 2011 Debentures. In conjunction with the filing of the Chapter 11 Cases, the trustee or the holders of at least 25% in aggregate accreted principal amount declared the accreted principal amount of the 2011 Debentures and any accrued and unpaid interest on the 2011 Debentures to be immediately due and payable, subject to the subordination provisions of the 2011 Debentures.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

Interest expense on the convertible subordinated debentures was not accrued subsequent to the Chapter 11 filing. Absent the Chapter 11 filing, the Company would have had additional interest expense of $3,864. Of this amount, $1,477 would have been 3.75% coupon interest and $2,387 of non-cash interest under ASC 470-20.

See Note 24 of Notes to Consolidated Financial Statements for additional discussion of the post-emergence debt.

Sale-leaseback Obligations

The Company entered into two sale-leaseback transactions during fiscal 2001 which are accounted for as financings due to a technical default provision within the leases which could allow, under remote circumstances, for continuing ownership involvement by the Company in the two properties.

Due to the Chapter 11 filing, the 2011 Debentures and sale-leaseback obligations are shown in liabilities subject to compromise and all long-term debt is shown as current debt in the consolidated financial statements as of April 27, 2013, as the Company’s DIP related debt had a maturity date of June 30, 2013. See Note 24 for discussion of the impact of the Reorganization Plan on debt.

NOTE 11—INCOME TAXES

The provision for income taxes consists of:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Current income tax expense/(benefit):
Federal	$(6,518)	$(2,479)	$15,740
State	548	1,281	654
Foreign	430	402	(134)

Total	(5,540)	(796)	16,260
Deferred income tax expense/(benefit):
Federal	5,205	3,791	(83,419)
State	(10)	(2,851)	(5,960)
Foreign	11	23	(13)

Total	5,206	963	(89,392)

Total provision for/(benefit from) income taxes	$(334)	$167	$(73,132)

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

Deferred taxes are comprised of the following:

	April 27, 2013	April 28, 2012	April 30, 2011
Current deferred tax assets (liabilities):
Inventory	$5,645	$6,083	$6,480
Allowance for doubtful accounts	347	782	737
Accrued liabilities	(77)	(1,176)	(50)
Convertible debt instruments and debt issuance cost	4,259	—	(12,596)
Net operating loss carryforward	300	300	975
Early debt termination	9,624
Valuation allowance	(20,098)	(1,192)	—

Total current deferred tax assets (liabilities)	—	4,797	(4,454)

Long-term deferred tax assets (liabilities):
Foreign tax and AMT credit carryforward	11,586	7,225	7,194
Net operating loss carryforward	7,662	3,634	2,519
Property and equipment	(8,263)	(13,659)	(11,002)
Accrued liabilities	12,380	13,163	10,327
Intangible assets	20,115	15,404	(2,467)
Investment in noncontrolling interest	7,745	6,315	4,631
Convertible debt instruments	—	(246)	(975)
Valuation allowance	(51,174)	(31,446)	—

Total long-term deferred tax assets (liabilities)	51	390	10,227

Net deferred tax assets (liabilities)	$51	$5,187	$5,773

The Company has estimated that an ownership change occurred in fiscal 2013 that is subject to Internal Revenue Code Section 382. Due to the limitation imposed under Section 382, certain federal and state deferred tax attributes may be significantly reduced over the next five years.

At April 27, 2013, the Company has state net operating losses of approximately $124,736, which expire during fiscal years 2014 – 2030. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that either all, or some portion, of the deferred tax assets will not be realized. The realization is dependent upon the future generation of taxable income, reversal of deferred tax liabilities, tax planning strategies, and expiration of tax attribute carryovers. In fiscal 2012, the Company concluded that the realization of a majority of the deferred tax assets did not meet the more likely than not threshold, and recorded a tax valuation allowance of $32,638. In fiscal 2013, the Company increased its tax valuation allowance to $71,272. As of April 27, 2013, the Company had an immaterial amount of unremitted earnings from foreign investments.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	-0.2%	1.5%	1.3%
Foreign income tax	0.1%	0.2%	0.1%
Deemed dividend, meals and entertainment and other	-0.5%	0.3%	0.1%
Goodwill and intangible asset impairment	-6.2%	-12.9%	-19.4%
Bankruptcy-related reorganization costs	-3.6%	—	—
Valuation allowance	-24.4%	-24.2%	0.0%

Effective income tax rate	0.2%	-0.1%	17.1%

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

As of April 27, 2013, April 28, 2012 and April 30, 2011, the Company’s liability for uncertain tax positions, net of federal tax benefits, was $925, $587 and $688, respectively, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes in the amount of uncertain tax positions within the next twelve months. The Company classifies accrued interest and penalties related to uncertain tax positions as income tax expense in the consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

The following table summarizes the activity related to the Company’s gross liability for uncertain tax positions:

Balance at April 24, 2010	$2,126
Increase related to current year tax provision	—
Expiration of that statute of limitations for tax assessments	17
Adjustments to provision related to assessments	(1,455)

Balance at April 30, 2011	$688

Increase related to current year tax provision	21
Expiration of that statute of limitations for tax assessments	(2)
Adjustments to provision related to assessments	(120)

Balance at April 28, 2012	$587

Increase related to current year tax provision	133
Expiration of that statute of limitations for tax assessments	—
Adjustments to provision related to assessments	205

Balance at April 27, 2013	$925

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

NOTE 12—OPERATING LEASE COMMITMENTS

The Company leases various types of warehouse and office facilities and equipment, under lease agreements which expire at various dates. Future minimum lease payments under operating leases for the Company’s fiscal years are as follows:

2014	7,218
2015	5,594
2016	4,633
2017	4,603
2018	4,509
Thereafter	12,727

Total minimum lease payments	$39,284

Rent expense for fiscal 2013, 2012 and 2011, was $9,164, $9,308 and $9,453, respectively.

NOTE 13—EMPLOYEE BENEFIT PLANS

The Company sponsors the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company has the discretion to match a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. In fiscal 2013, fiscal 2012 and fiscal 2011, the Company did not make any 401(k) match due to the economic conditions and the Company’s liquidity position.

NOTE 14—SHAREHOLDERS’ EQUITY (DEFICIT)

Share Repurchase Programs

The Company did not repurchase any shares of its outstanding common stock during the last three fiscal years. Restrictive covenants in the Company’ pre-bankruptcy credit facilities and bankruptcy-related debtor-in-possession credit facilities prevent the Company’s repurchase of additional common stock.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised or otherwise issued. The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the consolidated statements of operations:

	(Loss)/Income (Numerator)	Shares (Denominator)	Per Share Amount
Fiscal 2013:
Basic EPS	$(147,692)	18,922	$(7.81)

Effect of dilutive employee stock options		—
Effect of dilutive non-vested stock units		—

Diluted EPS	$(147,692)	18,922	$(7.81)

Fiscal 2012:
Basic EPS	$(134,017)	18,878	$(7.10)

Effect of dilutive employee stock options		—
Effect of dilutive non-vested stock units		—

Diluted EPS	$(134,017)	18,878	$(7.10)

Fiscal 2011:
Basic EPS	$(356,273)	18,870	$(18.88)

Effect of dilutive employee stock options		—
Effect of dilutive non-vested stock units		—

Diluted EPS	$(356,273)	18,870	$(18.88)

The Company had additional employee stock options outstanding of 2,570, 1,802 and 1,529 during fiscal 2013, 2012 and 2011, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

The 2011 Debentures, had no current impact on the Company’s denominator for computing diluted EPS because conditions under which the debentures may be converted and shares may be issued upon conversion had not been satisfied. See Note 10.

NOTE 15—SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

Prior to the Effective Date, the Company had three share-based employee compensation plans under which awards were outstanding as of April 27, 2013: the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All plans were approved by the Company’s shareholders.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

A summary of option transactions for fiscal 2011, fiscal 2012 and fiscal 2013 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 24, 2010	1,465	$32.87	957	$34.02

Granted	255	20.30
Exercised	(15)	17.49
Canceled	(199)	33.33

Balance at April 30, 2011	1,506	$31.35	988	$33.61

Granted	1,152	18.88
Exercised	—	—
Canceled	(302)	32.10

Balance at April 28, 2012	2,356	$19.18	1,009	$32.20

Granted	463	2.85
Exercised	—	—
Canceled	(269)	28.20

Balance at April 27, 2013	2,550	$15.27	1,207	$24.76

The following tables detail supplemental information regarding stock options outstanding at April 27, 2013:

	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding	7.11	$—
Options vested and expected to vest	7.06	—
Options exercisable	5.44	—

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Life (Years)	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
$ 2.26 – $13.62	1,167	8.97	$2.91	224	$2.94
$13.63 – $19.04	554	7.75	15.70	196	16.58
$19.05 – $34.62	348	5.12	24.94	306	25.58
$34.63 – $39.71	481	3.30	37.75	481	37.75

	2,550	7.11	$15.27	1,207	$24.76

Options were generally exercisable beginning one year from the date of grant in cumulative yearly amounts of twenty-five percent of the shares granted and generally expire ten years from the date of grant. Under the award agreements, options granted to directors and non-employee officers of the Company would have vested over a three year period, twenty percent after the first year, fifty percent (cumulative) after the second year and one hundred percent (cumulative) after the third year. Option information provided in the tables in this Note

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

includes shares subject to inducement options granted to the Company’s Chief Executive Officer, Chief Administrative Officer and Chief Marketing Officer in connection with the commencement of their respective employment with the Company. While these inducement options had a time-based vesting element, the exercisability of a portion of these options was subject to either a minimum stock purchase requirement and/or a minimum price per share threshold.

In fiscal 2013 there were no time-based NSU awards granted.

In fiscal 2012, the Company granted 14 time-based NSU awards to non-employee directors of the Company with an approximate fair value of $194. The awards would have vested one year from the date of grant and the Company was recognizing share-based compensation expense related to time-based NSU awards on a straight-line basis over the vesting period.

In fiscal 2013 there were no shares of restricted stock awarded.

In fiscal 2012, the Company awarded 75 shares of restricted stock to Mr. Lavelle in connection with the commencement of his employment with the Company. As awarded, the restricted stock would have vested one-third of the shares on the date which Mr. Lavelle meets the minimum stock purchase requirement of $400 and would have vested as to an additional one-third on each of the first two anniversaries of that date. In fiscal 2012, the Company also awarded 90 shares of restricted stock to other key senior executives which would have vested ratably over a three year period. The approximate fair value of the grants in fiscal 2012 was $467.

The following table presents the share-based compensation expense recognized for the fiscal years ended April 27, 2013, April 28, 2012 and April 30, 2011:

	For the Fiscal Years Ended
	April 27, 2013		April 28, 2012		April 30, 2011
	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$1,399	$856	$1,576	$965	$2,030	$1,242
Management NSUs	—	—	344	211	345	211
Director NSUs	141	86	198	121	186	114
Management RSUs	355	218	389	238	285	174

Total stock-based compensation epense	$1,895		$2,507		$2,846

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. The income tax benefit recognized related to share-based compensation expense was $735 and $972 for the fiscal years ended April 27, 2013 and April 28, 2012, respectively. The Company recognized share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

The total unrecognized share-based compensation expense as of April 27, 2013, April 28, 2012 and April 30, 2011 were as follows:

	April 27, 2013	April 28, 2012	April 30, 2011
Stock Options, net of estimated forfeitures	$2,328	$3,002	$2,717
NSUs	225	28	721
RSUs	1,071	1,239	1,417

The Company would normally expect to recognize this expense over a weighted average period of approximately 2.1 years. However, in conjunction with the Debtors’ Reorganization Plan which became effective on June 11, 2013 (see Note 24 – Subsequent Events), all shares, options, NSUs and restricted shares that were outstanding on the Effective Date were canceled. As a result, the Company will not have any compensation expense subsequent to June 11, 2013 related to the above-mentioned equity grants.

The weighted average fair value of options granted during fiscal 2013, 2012 and 2011, was $1.27, $3.40 and $6.72, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Average-risk free interest rate	0.93%	1.15%	2.00%
Expected volatility	48.31%	40.81%	35.01%
Expected term	5.5 years	5.5 years	5.5 years

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Total intrinsic value of stock options exercised	$—	$—	$61
Cash received from stock option exercises	—	—	—
Income tax deficiency from the exercise of stock options	(91)	(352)	(555)

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

While a significant majority of revenue and assets are derived from the Company’s U.S. operations, the Company had Canadian revenue of $27,914, $31,082, and $32,325 for fiscal years 2013, 2012, and 2011 respectively, and long-term assets of $929, $10,842, and $28,460 for fiscal years 2013, 2012, and 2011

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

respectively. These long-term assets are primarily Goodwill and Intangible Assets. The majority of the revenue is reflected in the Accelerated Learning segment and all of the assets are in the Accelerated Learning segment.

The following table presents segment information:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Revenues:
Educational Resources	$495,832	$526,260	$534,803
Accelerated Learning Group	178,498	205,063	226,607
Corporate and intercompany eliminations	668	668	668

Total	$674,998	$731,991	$762,078

Operating (loss) income and loss before taxes:
Educational Resources (2)	$34,336	$18,301	$(222,708)
Accelerated Learning Group (2)	(28,927)	(70,158)	(130,666)
Corporate and intercompany eliminations	(54,809)	(43,221)	(38,055)

Operating loss	(49,400)	(95,078)	(391,429)
Interest expense and other	97,190	37,284	36,938

Loss before taxes	$(146,590)	$(132,362)	$(428,367)

	April 27, 2013	April 28, 2012	April 30, 2011
Identifiable assets:
Educational Resources	$148,792	$145,733	$179,689
Accelerated Learning Group	183,011	236,670	355,561
Corporate assets (1)	95,770	81,118	102,294

Total	$427,573	$463,521	$637,544

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Depreciation and amortization of intangible assets and development costs:
Educational Resources	$5,195	$6,246	$7,257
Accelerated Learning Group	19,777	17,138	14,763
Corporate	15,427	12,881	11,146

Total	$40,399	$36,265	$33,166

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$1,416	$363	$1,338
Accelerated Learning Group	7,819	9,523	11,447
Corporate	4,328	8,820	12,355

Total	$13,563	$18,706	$25,140

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

(1)	Identifiable corporate assets include distribution related assets of $14,548, $23,761 and $26,903, as of April 27, 2013, April 28, 2012 and April 30, 2011, respectively, for which depreciation is allocated to the Educational Resources segment. Depreciation expense allocated to Educational Resources segment was $2,474, $2,615 and $2,513 for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
(2)	In the third quarter of fiscal 2013, the Company recorded an impairment charge related to its goodwill and indefinite-lived intangible assets of $3,893 and $41,896 in its Educational Resources and Accelerated Learning Segments, respectively. In the third quarter of fiscal 2012, the Company recorded an impairment charge related to its goodwill and indefinite-lived intangible assets of $11,779 and $95,722 in its Educational Resources and Accelerated Learning Segments, respectively. In the first quarter of fiscal 2011, the Company recorded an impairment charge related to its goodwill and indefinite-lived intangible assets of $249,895 and $161,495 in its Educational Resources and Accelerated Learning Segments, respectively.

NOTE 17—RESTRICTED CASH

During the fourth quarter of fiscal 2013, the Company placed $25,000 of cash into a restricted account. The Ad Hoc DIP Agreement required the funds to be placed in an escrow account as a deposit for an early termination fee payable to Bayside that was provided under the Term Loan Credit Agreement. The Bankruptcy Court has ruled that the funds are owed, but the Official Committee of Unsecured Creditors is contesting the ruling and has filed an appeal in the Federal District Court of Delaware. The funds will remain in the escrow account until the appeal process has been concluded or a settlement of the issues is reached between the parties.

During the first quarter of fiscal 2013, the Company transferred $2,708 of cash into a restricted account. The funds in the restricted account serve as collateral primarily for the Company’s workmen’s compensation insurance and other lease obligations, secured by letters of credit. During the third and fourth quarters of fiscal 2013, $972 and $434 respectively, was transferred from the restricted cash account as the letters of credit secured by these amounts were canceled. The remaining restricted funds cannot be withdrawn from our account without prior written consent of the secured parties.

NOTE 18—CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The financial statements below represent the condensed combined financial statements of the Debtors.

Intercompany transactions among the Debtors have been eliminated in the condensed combined financial statements contained herein. Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ condensed combined financial statements.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

DEBTORS’ BALANCE SHEET

April 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$16,764
Restricted cash	26,302
Accounts receivable, less allowance for doubtful accounts of $926	57,495
Inventories, net	92,345
Deferred catalog costs	8,924
Prepaid expenses and other current assets	29,806
Refundable income taxes	9,878

Total current assets	241,514
Property, plant and equipment, net	39,137
Investment in non-filing entities	26,842
Intangible assets, net	109,506
Development costs and other, net	30,079
Investment in unconsolidated affiliate	715

Total assets	$447,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	198,302
Accounts payable	22,785
Accrued compensation	6,851
Deferred revenue	2,237
Accrued fee for early termination of long-term debt	25,000
Other accrued liabilities	21,627

Total current liabilities	276,802
Long-term debt - less current maturities	—
Other liabilities	925
Liabilities subject to compromise	228,959

Total liabilities	506,686

Commitments and contingencies - Note 21
Shareholders’ equity (deficit):
Common stock, $0.001 par value per share	24
Capital paid-in excess of par value	446,231
Treasury stock, at cost 5,420,210 shares	(186,637)
Accumulated other comprehensive income	—
Accumulated deficit	(318,511)

Total shareholders’ equity (deficit)	(58,893)

Total liabilities and shareholders’ equity (deficit)	$447,793

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

DEBTORS’ STATEMENT OF OPERATIONS

For the Fiscal Year Ended April 27, 2013
Revenues	$662,043
Cost of revenues	410,069

Gross profit	251,974
Selling, general and administrative expenses	256,930
Impairment charge	36,010

Operating loss	(40,966)
Other expense:
Interest expense	28,600
Loss on early extinguishment of debt	10,201
Early termination of long-term indebtedness	26,247
Impairment of long-term asset	1,414
Impairment of investment in unconsolidated affiliate	7,749

Loss before reorganization costs and provision for (benefit from) income taxes	(115,177)
Bankruptcy related reorganization costs	22,979

Loss before provision for (benefit from) income taxes	(138,156)
Provision for (benefit from) income taxes	(774)

Loss before losses from investment in unconsolidated affiliate	(137,382)
Losses of unconsolidated affiliate	(1,436)

Net loss attributable to Debtor Entities	$(138,818)

DEBTORS’ STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Fiscal Year Ended April 27, 2013
Net Loss Attributable to Debtor Entities	$(138,818)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—

Total comprehensive loss, net of tax	$(138,818)

DEBTORS’ STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Capital Paid-in Excess of Par Value	Treasury Stock, at Cost	(Accumulated Deficit) / Retained Earnings	Total Shareholders’ Equity (Deficit)
	Shares	Dollars
Balance at April 28, 2012	24,300	$24	$444,476	$(186,637)	$(179,693)	$78,170

Issuance of common stock in conjunction with stock option exercises, net	299	—	—	—	—	—
Tax deficiency on option exercises	—	—	(91)	—	—	(91)
Share-based compensation expense	—	—	1,846	—	—	1,846
Net loss	—	—	—	—	(138,818)	(138,818)

Balance at April 27, 2013	24,599	$24	$446,231	$(186,637)	$(318,511)	$(58,893)

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

DEBTORS’ STATEMENT OF CASH FLOWS

For Fiscal Year Ended April 27, 2013
Cash flows from operating activities:
Net loss attributable to Debtor entities	$(138,818)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	33,029
Amortization of development costs	7,179
Losses of unconsolidated affiliate	1,436
Loss on early extinguishment of debt	10,201
Early termination of long-term indebtedness	1,247
Fees related to DIP financing	9,855
Amortization of debt fees and other	2,019
Share-based compensation expense	1,846
Impairment of goodwill and intangible assets	36,010
Impairment of investment in unconsolidated affiliate	7,749
Impairment of long-term asset	1,414
Deferred taxes	5,193
Non-cash convertible debt interest expense	6,828
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	3,753
Inventories	8,024
Deferred catalog costs	2,813
Prepaid expenses and other current assets	(19,965)
Accounts payable	505
Accrued liabilities	12,334
Accrued bankruptcy related reorganization costs	6.188

Net cash used in operating activities	(1,160)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,702)
Proceeds from note receivable	3,000
Change in restricted cash	(26,302)
Investment in product development costs	(7,579)
Investment in product line	(1,250)

Net cash used in investing activities	(36,833)

Cash flows from financing activities:
Pre-petition proceeds from bank borrowings	1,029,131
Pre-petition repayment of debt and capital leases	(1,110,809)
DIP proceeds from bank borrowings	307,636
DIP repayment of debt and capital leases	(149,850)
Early termination of long-term indebtedness	(1,247)
Fees related to DIP financing	(9,855)
Payment of debt fees and other	(10,404)

Net cash provided by financing activities	54,602

Net increase in cash and cash equivalents	16,609
Cash and cash equivalents, beginning of period	155

Cash and cash equivalents, end of period	$16,764

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

The following table reflects pre-petition liabilities that are subject to compromise for the Debtors:

April 27, 2013
Accounts payable	$51,951
2011 Debentures	163,688
Pre-petition accrued interest on 2011 Debentures	979
Sale-leaseback obligations	11,684
Payables and advances to non-filing entities	657

Liabilites subject to compromise	$228,959

NOTE 19 — GAIN ON SALE OF PRODUCT LINE

“Gain on sale of product line” on the consolidated statements of operations represents gains or losses on the sale of long-lived assets of the Company and is included in income from continuing operations before income taxes in accordance with FASB ASC Topic 360-10-45-5, SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition” and Regulation S-X, Rule 5-03(b)(6).

In the third quarter of fiscal 2012, the Company completed the sale of SEEDS of Science/Roots of Reading assets which the Company concluded was an ancillary, non-core program. The sale price was $6,650, including assets of $2,274 and resulting in a gain of sale of assets of $4,376.

NOTE 20—RESTRUCTURING

In fiscal 2013 and 2012, the Company recorded restructuring costs associated with severance related to headcount reductions, which is recorded in selling, general and administrative expenses on the consolidated statements of operations. The Company completed the fiscal 2012 headcount reductions during the third quarter of fiscal 2012. The following is a reconciliation of accrued restructuring costs for the fiscal years ended April 27, 2013 and April 28, 2012.

	Educational Resources	Accelerated Learning	Corporate	Total
Accrued Restructuring at April 30, 2011	$309	$44	$8	$361
Amounts charged to expense	708	711	894	2,313
Payments	(937)	(417)	(197)	(1,551)

Accrued Restructuring at April 28, 2012	$80	$338	$705	$1,123

Amounts charged to expense	381	400	780	1,561
Payments	(482)	(589)	(897)	(1,968)

Accrued Restructuring at April 27, 2013	$(21)	$149	$588	$716

NOTE 21—COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

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

NOTE 22—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for fiscal 2013 and fiscal 2012:

	Fiscal 2013
	First	Second	Third	Fourth	Total
Revenues	$252,139	$236,866	$80,791	$105,202	$674,998
Gross profit	103,597	92,700	29,406	38,177	263,880
Operating income (loss)	28,481	25,336	(76,612)	(26,605)	(49,400)
Earnings (loss), net of income taxes	18,256	14,264	(108,509)	(70,267)	(146,256)
Equity in (losses) earnings of unconsolidated affiliate, net of tax	119	(137)	(1,418)	—	(1,436)
Net income (loss)	18,375	14,127	(109,927)	(70,267)	(147,692)
Basic earnings per share of common stock:
Earnings/(loss)	$0.97	$0.75	$(5.81)	$(3.72)	$(7.81)

Total	$0.97	$0.75	$(5.81)	$(3.72)	$(7.81)

Diluted earnings per share of common stock:
Earnings/(loss)	$0.97	$0.75	$(5.81)	$(3.72)	$(7.81)

Total	$0.97	$0.75	$(5.81)	$(3.72)	$(7.81)

	Fiscal 2012
	First	Second	Third	Fourth	Total
Revenues	$276,084	$251,375	$85,258	$119,274	$731,991
Gross profit	111,276	95,060	30,628	46,050	283,014
Operating income (loss)	31,500	21,655	(126,545)	(21,688)	(95,078)
Earnings (loss), net of income taxes	13,570	8,744	(103,006)	(51,837)	(132,529)
Equity in (losses) earnings of unconsolidatedaffiliate, net of tax	(20)	135	(1,608)	5	(1,488)
Net income (loss)	13,550	8,879	(104,614)	(51,832)	(134,017)
Basic earnings per share of common stock:
Earnings/(loss)	$0.72	$0.47	$(5.54)	$(2.75)	$(7.10)

Total	$0.72	$0.47	$(5.54)	$(2.75)	$(7.10)

Diluted earnings per share of common stock:
Earnings/(loss)	$0.72	$0.47	$(5.54)	$(2.75)	$(7.10)

Total	$0.72	$0.47	$(5.54)	$(2.75)	$(7.10)

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

The summation of quarterly net income per share may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

The Company’s business activity is subject to seasonal influences. Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Quarterly results also may be materially affected by variations in our costs for the products sold, the mix of products sold and general economic conditions. Therefore, results for any quarter are not indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year.

NOTE 23—PRELIMINARY PRO FORMA FRESH START BALANCE SHEET AND STATEMENT OF OPERATIONS (UNAUDITED)

In connection with the Company’s emergence from Chapter 11, the Company adopted fresh start accounting as of June 11, 2013 in accordance with ASC 852 “Reorganizations”. Upon the adoption of fresh start accounting, the financial statements of the Company will not be comparable, in various material respects, to any of the Company’s previously issued financial statements. The financial statements as of June 11, 2013 and for periods subsequent to the fresh start effective date reflect that of a new entity. Fresh start accounting results in the creation of a new reporting entity that has no retained earnings or accumulated deficit.

Fresh start accounting reflects the value of the Company as determined in the confirmed plan of reorganization. Under fresh start accounting, the Company’s asset values are remeasured using fair value, and are allocated in conformity with ASC 805, “Business Combinations”.

The following Preliminary Pro Forma Fresh Start Balance Sheet and Statement of Operations illustrate the presently estimated financial effects of the implementation of the plan of reorganization and the adoption of fresh start accounting. The Pro Forma Fresh Start Balance Sheet reflects the assumed effect of the consummation of the transactions contemplated in the Plan of Reorganization, including settlement of various liabilities and securities issuances, incurrence of new indebtedness, and cash payments. The Preliminary Pro Forma Fresh Start Balance Sheet is presented as if the effectiveness of the Plan of Reorganization had occurred, and the Company had adopted fresh start accounting, as of April 27, 2013. The Preliminary Pro Forma Fresh Start Statement of Operations is presented as if the effectiveness of the Plan of Reorganization had occurred, and the Company had adopted fresh start accounting, as of the last day of the fiscal 2012. As a result, the pro forma fiscal 2013 results do not include costs related to the Chapter 11 Cases.

This preliminary pro forma data is unaudited. Asset appraisals for fresh start accounting have not yet been completed, and comparable interest rate and other data required for evaluation of liability values are still being compiled and finalized. Changes in the values of assets and liabilities and changes in assumptions from those reflected in the Preliminary Pro Forma Fresh Start Balance Sheet could significantly impact the reported value of intangibles. Accordingly, the amounts shown are not final, and are subject to changes and revisions, including differences between the estimates used to develop this Preliminary Pro Forma Fresh Start Balance Sheet and the actual amounts ultimately determined. This could also result in differences between the estimates used in the Preliminary Pro Forma Statement of Operations and actual amounts ultimately determined. Balances also will differ due to the results of operations and other transactions occurring between April 27, 2013 and June 11, 2013, which is the date on which the Company adopted fresh start accounting.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

The pro forma effects of the Plan of Reorganization and fresh start accounting on the Company’s Preliminary Pro Forma Fresh Start Balance Sheet as of April 27, 2013 are as follows (unaudited, in thousands):

		(1)	(2)	(3)
	April 27, 2013	Debt Discharge	New Credit Facility Financing Transactions	Preliminary Fresh Start Adjustments	Pro Forma April 27, 2013
Assets:
Cash and cash equivalents	$20,769	$—	$(3,284)	$—	$17,485
Restricted cash	26,302	—	—	—	26,302
Accounts receivable	58,942	—	—	—	58,942
Inventories	92,582	—	—	—	92,582
Other current assets	48,618	—	—	—	48,618

Total current assets	247,213	—	(3,284)	—	243,929

Property, plant and equipment	39,209	(8,000)	—	—	31,209
Intangibles	110,306	—	—	(78,704)	31,602
Development costs and other	30,845	—	10,839	—	41,684

Total assets	$427,573	$(8,000)	$7,555	$(78,704)	$348,424

Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:

DIP loan facility	$198,302	$—	$(198,302)	$—	$—
Accounts payable	22,897	—	—	—	22,897
Other current liabilities	56,339	—	—	—	56,339

Total current liabilities	277,538	—	—	—	79,236
Exit financing	—	—	161,263	—	161,263
Liabilities subject to compromise	228,302	(228,302)	—	—	—
Liability to general unsecured creditors	—	19,400	—	—	19,400
Other long term liabilities	925	—	—	—	925

Total liabilities	506,765	(209,902)	(37,039)	—	260,824

Shareholders’ equity:
Debtors	(79,192)	170,547	(12,651)	(78,704)	—
Reorganized Entity	—	30,355	57,245	—	87,600

Total shareholders’ equity (deficit)	(79,192)	201,902	44,594	(78,704)	87,600

	$427,573	$(8,000)	$7,555	$(78,704)	$348,424

(1)	Debt Discharge

This column represents the discharge, reinstatement or reclassification of liabilities subject to compromise pursuant to the terms of the plan of reorganization. Along with creditor claims accumulated through the bankruptcy proceedings, discharged liabilities include the rejection or reclassification of capital lease obligations. The debtors liabilities subject to compromise total approximately $230,000, of which:

•	Approximately $19,400 is reclassified as long-term liabilities representing the estimated recovery of general unsecured creditors.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

•

Approximately $164,700 represents the pre-petition 3.75% convertible notes (including accrued interest through the filing date), due in 2026, for which the note holders were issued equity with estimated value of $30,400.

•	Approximately $11,700 represents capital lease obligations for which the lease was either rejected or amended in a manner that results in an operating lease.

As a result of the various debt discharge and reclassification transactions, a gain on extinguishment of approximately $170,500 is expected to be recognized as a non-cash reorganizational item.

(2)	New Credit Financing Transactions

This column reflects the retirement of approximately $198,300 of DIP financings which consisted of repayments of $141,600 and the issuance of equity with an estimated fair value of $57,245. The proceeds for the DIP repayments were made using $138,400 net proceeds, after payment of debt issuance costs and other expenses, from the exit financing and approximately $3,300 of existing cash.

(3)	Fresh Start Adjustments

Fresh start adjustments are made to reflect asset values at their estimated fair value. This includes the elimination of debtor equity accounts. Based on an the Company’s estimated enterprise value of $300,000, as reported to the Bankruptcy Court, the Company estimates that intangible assets will be reduced from their historical amount by approximately $78,700. This is an estimate until the valuation and fresh start accounting is completed in the first quarter of fiscal 2014.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

The pro forma effects of the Plan of Reorganization and fresh start accounting on the Company’s Preliminary Pro Forma Statement of Operations for the year ended April 27, 2013 are as follows (unaudited, in thousands, except per share information):

		(1)	(2)	(3)
	April 27, 2013	Eliminate Bankruptcy- related costs and Interest Expense on Old Debt	Record Interest Expense on New Debt	Adjustments Related to Adoption of Fresh Start and Other Restructuring	Pro Forma April 27, 2013
Revenues	$674,998	$—	$—	$—	$674,998
Cost of revenues	411,118	—	—	—	411,118

Gross profit	263,880	—	—	—	263,880
Selling, general and administrative expenses	267,491	(4,732)	—	(12,600)	250,159
Impairment Charge	45,789	—	—	—	45,789

Operating loss	(49,400)	4,732	—	12,600	(32,068)

Other expense:
Interest expense	28,600	(28,600)	19,033	—	19,033
Loss on early extinguishment of debt	10,201	(10,201)	—	—	—
Early termination of long-term indebtedness	26,247	(26,247)	—	—	—
Impairment of long-term asset	1,414	—	—	—	1,414
Impairment of investment in unconsolidated affiliate	7,749	—	—	—	7,749

Loss before reorganization costs and provision for (benefit from) income taxes	(123,611)	69,780	(19,033)	12,600	(60,264)
Bankruptcy related reorganization costs	22,979	(22,979)	—	—	—

Loss before provision for (benefit from) income taxes	(146,590)	92,759	(19,033)	12,600	(60,264)
Provision for / (benefit from) income taxes	(334)	—	—	—	(334)

Loss before losses from investment in unconsolidated affiliate	(146,256)	92,759	(19,033)	12,600	(59,930)
Losses of unconsolidated affiliate	(1,436)	—	—	—	(1,436)

Net loss	$(147,692)	$92,759	$(19,033)	$12,600	$(61,366)

Weighted average shares outstanding:
Basic and Diluted	18,922				18,922

Net loss per share:
Basic and Diluted	$(7.81)				$(3.24)

(1)	Eliminate bankruptcy-related costs and interest expense on old debt

This column eliminates $4,732 of bankruptcy-related costs that the Company incurred pre-petition and had included in its SG&A. In addition, the $28,600 of interest expense related entirely to the pre-bankruptcy credit facilities and the debtor-in-possession credit facilities that are replaced by the Company’s exit

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

financing. Other costs related to the extinguishment of the Company’s pre-bankruptcy credit facilities, including the $10,201 loss on extinguishment and $26,247 early termination of long-term indebtedness, are eliminated.

(2)	Record interest expense on new debt.

The Company estimates the interest expense on the exit financing will be approximately $19,033. This includes approximately $1,500 on the asset-based loan assuming an average outstanding balance of $60,000 during the course of the fiscal year, $13,775 on the $145,000 term loan, $2,038 of amortized debt issuance costs and $1,720 on the $19,400 estimated face value of the deferred cash payments owed to general unsecured creditors in accordance with Reorganization Plan.

(3)	Adjustments related to the adoption of fresh start accounting and other restructuring.

The Company’s preliminary fresh start balance sheet reflects a reduction of intangible assets of $78,704, of which the Company has preliminarily estimated to relate to definite-lived intangibles with an average useful life of approximately 10 years. Thus, the estimated reduction in intangible amortization is approximately $7,800. The Company incurred approximately $2,800 of costs in fiscal 2013 related to the closure of its Mt. Joy, Pennsylvania distribution Center as the lease was rejected in the bankruptcy process. These costs have been eliminated in the Pro Forma Statement of Operations. In addition, the Company estimates that the impact of this lease rejection will reduce occupancy-related costs by approximately $2,000 on a full year basis.

NOTE 24—SUBSEQUENT EVENTS

On May 23, 2013, the Bankruptcy Court approved the Debtors’ Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”) pursuant to the Confirmation Order dated May 23, 2013, as corrected June 3, 2013 (the “Confirmation Order”). On June 11, 2013 (the “Effective Date”), the Ad Hoc Facility and the ABL DIP Facility and the related security agreements were terminated in accordance with the terms of the Reorganization Plan. Also on the Effective Date, the 2011 Debentures were canceled and the indenture under which the 2011 Debentures were issued was terminated.

On June 11, 2013, the Company entered into a Loan Agreement (the “Asset-Based Credit Agreement”) by and among the Company, Bank of America, N.A, as Agent, SunTrust Bank, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Bookrunners, and the Lenders that are party to the Asset-Based Credit Agreement (the “Asset-Based Lenders”).

Under the Asset-Based Credit Agreement, the Asset-Based Lenders agreed to provide a revolving senior secured asset-based credit facility (the “New ABL Facility”) in an aggregate principal amount of $175 million. Outstanding amounts under the New ABL Facility will bear interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest rate elected by the Company, the fixed charge coverage ratio under the New ABL Facility and the applicable point in the life of the New ABL Facility) (the “Applicable Margin”), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the New ABL Facility bearing interest based upon the Base Rate will be due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate will be due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

The New ABL Facility will mature on June 11, 2018. The Company may prepay advances under the New ABL Facility in whole or in part at any time without penalty or premium. The Company will be required to make specified prepayments upon the occurrence of certain events, including: (1) the amount outstanding on the New ABL Facility exceeding the Borrowing Base, and (2) the Company’s receipt of net cash proceeds of any sale or disposition of assets that are first priority collateral for the New ABL Facility.

Pursuant to a Guaranty and Collateral Agreement dated as of June 11, 2013 (the “New ABL Security Agreement”), the New ABL Facility is secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Term Loan Lenders, as defined and described below, the Asset-Based Lenders have a first priority security interest in substantially all working capital assets of the Company and the guarantor subsidiaries, and a second priority security interest in all other assets, subordinate only to the first priority security interest of the New Term Loan Lenders in such other assets.

The Asset-Based Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to a springing financial covenant relating to the Company’s fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments.

Also on June 11, 2013, the Company entered into a Credit Agreement (the “New Term Loan Credit Agreement”) among the Company, Credit Suisse AG, as Administrative Agent and Collateral Agent, and the Lenders defined in the New Term Loan Credit Agreement (the “Term Loan Lenders”).

Under the New Term Loan Credit Agreement, the Term Loan Lenders agreed to make a term loan (the “New Term Loan”) to the Company in aggregate principal amount of $145 million. The outstanding principal amount of the New Term Loan will bear interest at a rate per annum equal to the applicable LIBOR rate (with a 1% floor) plus 8.50%, or the base rate plus a margin of 7.50%. Interest on loans under the New Term Loan Credit Agreement bearing interest based upon the base rate will be due quarterly in arrears, and interest on loans bearing interest based upon the LIBOR Rate will be due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

The Term Loan matures on June 11, 2019. The New Term Loan Credit Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including: (1) certain dispositions of property, divisions, business units or business lines; and (2) other issuances of debt other than Permitted Debt (as defined in the New Term Loan Credit Agreement). The New Term Loan Credit Agreement also requires prepayments at specified levels from the Company’s excess cash flow. The Company is also permitted to voluntarily prepay the New Term Loan in whole or in part. Any prepayments are to be made at par, plus an early payment fee calculated in accordance with the terms of the New Term Loan Credit Agreement if prepaid prior to the second anniversary of the Term Loan Credit Agreement.

Pursuant to a Guarantee and Collateral Agreement dated as of June 11, 2013 (the “New Term Loan Security Agreement”), the Term Loan is secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Term Loan Lenders, the Term Loan Lenders have a second priority security interest in substantially all working capital assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the Asset-Based Lenders in such assets, and a first priority security interest in all other assets.

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

The New Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants commencing on the fiscal quarter ending October 26, 2013, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments.

Pursuant to the Reorganization Plan, the Company consummated a reincorporation merger (the “Reincorporation”) where the Company merged with and into its wholly owned subsidiary, SSI Merger Sub Inc., a Delaware corporation, pursuant to the terms of a Plan of Merger dated as of June 11, 2013 (the “Plan of Merger”). In connection with the Plan of Merger, SSI Merger Sub Inc. changed its name to School Specialty, Inc. (the “Company”). The effective date of the Reincorporation was June 11, 2013 (the “Effective Time”). As a result of the Reincorporation, the Company is now a Delaware corporation.

On the Effective Date, pursuant to the Reorganization Plan, all equity interests in the pre-reorganization company, including common stock and any options, warrants, calls, subscriptions or other similar rights or other agreements, commitments or outstanding securities obligations, were cancelled and extinguished.

As of the Effective Date a total of 1,000,004 shares of common stock were issued pursuant to the Reorganization Plan to holders of certain allowed claims against the Debtors. In total, the Company has 2,000,000 authorized shares of Common Stock and 500,000 authorized shares of preferred stock, each with a par value of $0.001 per share.

The Reorganization Plan generally provided for the treatment of allowed claims against, and equity interests in, the Debtors as follows:

•

The lenders under the Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Ad Hoc DIP Agreement”) by and among the Company, certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent and the lenders party thereto were entitled to receive (i) cash in an approximate amount of $98.3 million, and (ii) 65% of the common stock of the reorganized Company;

•	Each holder of an allowed general unsecured claim was entitled to receive a deferred cash payment equal to 20% of such allowed claim, plus interest, on the terms described in the Reorganization Plan;

•

Each holder of an unsecured claim arising from the provision of goods and/or services to the Debtors in the ordinary course of its pre-petition trade relationship with the Debtors, with whom the Reorganized Debtors continue to do business after the Effective Date, is entitled to receive a deferred cash payment equal to 20% of such claim, plus interest, on the terms described in the Reorganization Plan. Such holders may increase their percentage recoveries to 45%, plus interest, by electing to provide the reorganized Debtors with customary trade terms for a specified period, as described in the Reorganization Plan;

•

Each holder of the Company’s 3.75% Convertible Subordinated Debentures due 2026, as further described elsewhere in this report, received its pro rata share of 35% of the common stock of the reorganized Company;

•

Each holder of an allowed general unsecured claim or allowed trade unsecured claim of $3,000 or less, or any holder of a general unsecured claim or trade unsecured claim in excess of $3,000 that agreed to

SCHOOL SPECIALTY, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED APRIL 27, 2013, APRIL 28, 2012 AND APRIL 30, 2011

(In Thousands, Except Per Share Amounts)

voluntarily reduce the amount of its claim to $3,000 under the terms described in the Reorganization Plan, was entitled to receive a cash payment equal to 20% of such allowed claim on or as soon as practicable after the Effective Date; and

•

Holders of equity interests in the Company prior to the reorganization, including claims arising out of or with respect to such equity interests, were not entitled to receive any distribution under the Reorganization Plan.

Pursuant to the Reorganization Plan, on the Effective Date, the terms of the directors and managers of the boards of directors or board of managers of the Debtors expired and such directors and managers were deemed removed from such boards. The initial board of directors of the reorganized Company is comprised of four members, including:

•	Michael P. Lavelle, the Company’s Chief Executive Officer; and

•	Three directors, including James R. Henderson, Madhu Satyanarayana and Justin Lu as designated by the three largest lenders under the Ad Hoc DIP Agreement.

All of the other lenders under the Ad Hoc DIP Agreement had the right to designate an additional director under the Reorganization Plan. These lenders determined not to exercise their right, and have requested that the board of directors designate the additional director at its discretion.

On the Effective Date, the officers of each of the reorganized Company and subsidiaries were appointed in accordance with the provisions of the new organizational documents.

On July 22, 2013 the Company entered into a Transition and Separation Agreement and Mutual General Release (the “Transition Agreement”) with Mr. Lavelle, pursuant to which Mr. Lavelle resigned as President and Chief Executive Officer of the Company, and as a member of the board of directors of the Company, effective as of such date after August 2, 2013 as determined by the board of directors, but not later than September 1, 2013. The effective date is expected to be August 9, 2013. As discussed in more detail in Item 10, Directors, Executive Officers and Corporate Governance, because of the resignation of Mr. Lavelle, the board of directors appointed James R. Henderson to serve as interim Chief Executive Officer of the Company.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria, management concluded that the Company’s internal control over financial reporting was effective as of April 27, 2013.

Changes in Internal Controls

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item relating to executive officers of the Company is provided in Part I of this report.

Board of Directors

As described above under Item 1, Business, pursuant to the Reorganization Plan, on the Effective Date, the terms of the directors of the pre-reorganization Company expired and such directors were deemed removed from the Board. The initial board of directors of the reorganized Company is comprised of four members, and under the Reorganization Plan, certain other lenders under the Ad Hoc DIP Agreement had the right to designate an additional director. These lenders determined not to exercise their right, and have requested that the board of directors designate the additional director at its discretion. The following descriptions provide certain biographical information about each of the directors of the reorganized Company, along with a statement regarding the specific experience, qualifications, attributes or skills that led to the determination that each director should serve as a director of the Company. There were no material changes in fiscal 2013 to the procedures by which the Company’s shareholders may recommend nominees to the Company’s Board of Directors.

Name and Age of Director
Michael P. Lavelle Age 43

Mr. Lavelle has been President and Chief Executive Officer of School Specialty since January 2012. He served as President, Senior Vice President, and Vice President of several divisions of Houghton Mifflin Harcourt, a company specializing in educational products, reference works and literature, from 2001 to 2011. In May 2012, Houghton Mifflin Harcourt filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Prior to joining Houghton Mifflin Harcourt, Mr. Lavelle served as Chief Financial Officer of John Zink Company, a portfolio company of Koch Industries, a privately held company specializing in manufacturing, trading and investments, from 1997 to 2000, and as Chief Financial Officer of Marcegaglia USA, a carbon and stainless steel manufacturer, from 1994 to 1997. He has served on the Board since January 2012.

Mr. Lavelle’s position as President and Chief Executive Officer of the Company made him an integral part of the Board.

On July 22, 2013 the Company entered into a Transition and Separation Agreement and Mutual General Release (the “Transition Agreement”) with Mr. Lavelle, pursuant to which Mr. Lavelle resigned as President and Chief Executive Officer of the Company, and as a member of the board of directors of the Company, effective as of such date after August 2, 2013 as determined by the board of directors, but not later than September 1, 2013 (the “Separation Date”). The effective date is expected to be August 9, 2013.

At the Effective Time, Justin Lu, Madhu Satyanarayana and James R. Henderson were appointed to the Board of Directors in accordance with the terms of the Reorganization Plan. Mr. Lu, Mr. Satyanarayana and Mr. Henderson were designated by Zazove Associates, J. Goldman & Co., L.P., and Steel Excel, Inc., the three largest Ad Hoc DIP Lenders.

Justin Lu Age 42	Mr. Lu is a principal and assistant high yield portfolio manager at Zazove Associates (“Zazove”), an investment advisory firm focused on convertible securities. Mr. Lu has been employed by Zazove since 2002, investing primarily in high yield convertible portfolios. Prior to joining Zazove, Mr. Lu worked at Merrill Lynch from 1998 to 2001 as an associate in the leveraged finance and technology investment banking groups.

Mr. Lu received his B.A. in economics and mathematics from Dartmouth College and his J.D./M.B.A. from Columbia University. Mr. Lu is a CFA charterholder.

Mr. Lu’s experience at sophisticated financial institutions with leveraged finance and other complex transactions is beneficial to the Board of Directors.

Madhu Satyanarayana Age 32

Mr. Satyanarayana is a Portfolio Manager of J. Goldman & Co., L.P. (“JGC”), having been employed in that position since 2011. Prior to joining JGC, Mr. Satyanarayana was a Vice President at Cerberus Capital Management, L.P. from 2005 to 2011, investing in distressed securities and special situations. From 2003 to 2005, Mr. Satyanarayana was an Analyst at UBS Securities, LLC in the Restructuring Group, advising corporate, sovereign and hedge fund clients in distressed situations. Mr. Satyanarayana has previously served on the board of directors of Freedom Group, Inc. as well as certain of its affiliates and subsidiaries, where he chaired the Investment and Benefits Committee, charged with managing the assets of multiple defined benefit pension plans on behalf of their beneficiaries. In addition, Mr. Satyanarayana has served on numerous ad hoc creditor and lender committees as part of the restructuring processes of those companies. Mr. Satyanarayana received a A.B. in Economics from Harvard College.

Mr. Satyanarayana’s background investing in distressed situations as well as his prior board service and ad hoc creditor and lender committee experience make him a valuable member of the Board of Directors.

James R. Henderson Age 55	Mr. Henderson served as Chairman of the Board and Chief Executive Officer of Point Blank Solutions, Inc., a designer and manufacturer of protective body armor, from June 2009 until October 2011, having previously served as its Chairman of the Board from August 2008 until June 2009 and as acting chief executive officer from April 2009 until June 2009. He subsequently served as Chief Executive Officer of Point Blank Enterprises, Inc., the successor to the business of Point Blank Solutions, Inc., from October 2011 to September 2012. Mr. Henderson was also a Managing Director and operating partner of Steel Partners LLC, a subsidiary of Steel Partners Holdings L.P., a global diversified holding company that owns and operates businesses and has significant interests in leading companies in a variety of industries, including diversified industrial products, energy, defense, banking, insurance, and food products and services, until April 2011. In addition, Mr. Henderson was associated with Steel Partners LLC and its affiliates from August 1999 until April 2011. Mr. Henderson was a director and chief executive of the predecessor entity of Steel Partners Holdings L.P., WebFinancial Corporation, from June 2005 to April 2008, where he was served as president and chief operating officer from November 2003 to April 2008 and as vice president of operations from September 2000 to December 2003. Mr. Henderson was also the chief executive officer of WebBank, a wholly-owned subsidiary of Steel Partners Holdings L.P., from November 2004 to May 2005. Mr. Henderson was an Executive Vice President of SP Acquisition Holdings, Inc., a company formed for the purpose of acquiring one or more businesses or assets, from February 2007 until October 2009. Mr. Henderson has served as a director of GenCorp since 2008. Mr. Henderson also served as a director of DGT Holdings Corp., a manufacturer of proprietary high-voltage power conversion subsystems and components, from November 2003 until December 2011 and as a director of SL Industries, Inc., a company that designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment, from January 2002 to March 2010. Mr. Henderson served as a director of Angelica Corporation, a provider of healthcare linen management services, from August 2006 to August 2008. Mr. Henderson was also a director of ECC International Corp., a manufacturer and marketer of computer controlled simulators for training personnel to perform maintenance and operation procedures on military weapons, from December 1999 to September 2003 and was acting chief executive officer from July 2002 to March 2003. Mr. Henderson holds a BS in Accounting from the University of Scranton.

Mr. Henderson’s leadership experience and substantial business knowledge make him a valuable member of the board of directors.

Because of the resignation of Mr. Lavelle on July 22, 2013 the board of directors appointed James R. Henderson, chairman of the board of directors to serve as interim Chief Executive Officer of the Company, effective as of Mr. Lavelle’s Separation Date. Mr. Henderson will continue as Chairman of the board of directors and a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires School Specialty’s directors and officers, among others, to file reports with the SEC disclosing their ownership, and changes in their ownership, of stock in the Company. Copies of these reports must also be furnished to the Company. Based solely on a review of these copies, the Company believes that all filing requirements were complied with on a timely basis during fiscal 2013.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is posted on our internet website at www.schoolspecialty.com. We intend to satisfy disclosure requirements under Item 406 of Regulation S-K regarding certain amendments to, or waivers from, the Code of Ethics by posting such information our internet website.

Audit Committee

The Company has a separately-designated standing Audit Committee of its Board of Directors. The Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements. The Audit Committee currently consists of Messrs. Satyanarayana and Lu. It was determined by the Board of Directors that as of August 6, 2013, Messrs. Satyanarayana and Lu were considered “independent” under the listing standards of NASDAQ without regard to the heightened independence standards for audit committee members with respect to Mr. Lu. Mr. Satyanarayana has been determined by the Board of Directors to be an “audit committee financial expert” for purposes of the SEC’s rules.

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE

EXECUTIVE COMPENSATION

Explanatory Note

As previously disclosed, on January 28, 2013, School Specialty, Inc. and the other Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On May 23, 2013, the Bankruptcy Court entered an order confirming the Debtors’ Reorganization Plan and a corrected copy of such order was entered by the Bankruptcy Court on June 3, 2013. In connection with the Reorganization Plan, all outstanding equity interests of the Company that were issued and outstanding prior to the Effective Date were cancelled on the Effective Date.

Pursuant to the Reorganization Plan, on the Effective Date, the terms of the directors and managers of the board of directors or board of managers of the Debtors expired and such directors and managers were deemed removed from such boards. The initial board of directors of the reorganized Company is comprised of four members, including Michael P. Lavelle, Madhu Satyanarayana, Justin Lu and James R. Henderson.

On July 22, 2013 the Company entered into a Transition and Separation Agreement and Mutual General Release (the “Transition Agreement”) with Mr. Lavelle, pursuant to which Mr. Lavelle resigned as President and Chief Executive Officer of the Company, and as a member of the board of directors of the Company, effective as of such date after August 2, 2013 as determined by the board of directors, but not later than September 1, 2013. The effective date is expected to be August 9, 2013.

Because of the resignation of Mr. Lavelle on July 22, 2013 the board of directors appointed James R. Henderson, Chairman of the board of directors to serve as interim Chief Executive Officer of the Company, effective as of Mr. Lavelle’s Separation Date. Mr. Henderson will continue as Chairman of the board of directors and a director of the Company.

On June 17, 2013, the Board created a new Compensation Committee of the Board of Directors and appointed Messrs. Lu and Henderson to serve on the newly created committee. The new Compensation Committee has not yet determined compensation for fiscal 2014. Accordingly, the executive compensation information discussed below for the fiscal year ended April 27, 2013 does not necessarily reflect the executive compensation program to be implemented by the newly constituted Compensation Committee and Board of Directors of the Company.

In accordance with the smaller reporting company disclosure requirements of Form 10-K and Regulation S-K, this section describes the compensation awarded to, earned by, or paid to the Company’s Chief Executive Officer and the next two most highly compensated executive officers (the “Named Executive Officers”) during fiscal 2013. In this section, references to the “Company,” “Board of Directors,” “Compensation Committee,” and the like refer to the Company prior to the Effective Date.

Summary Compensation Information.

The following table sets forth the compensation earned by the Named Executive Officers during fiscal 2013:

Summary Compensation Table – Fiscal 2013

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($) (2) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(6)	Total Compensation ($)
Michael P. Lavelle	2013	$602,154	$—	$—	$69,861	$—	$101,208	$773,223
Chief Executive	2012	$185,096	$—	$169,500	$245,575	$—	$—	$600,171
Officer(5)

David N. Vander Ploeg	2013	$362,308	$—	$—	$—	$—	$—	$362,308
Vice President and	2012	$308,076	$—	$105,900	$288,943	$—	$—	$702,919
Chief Financial Officer	2011	$317,308	$—	$399,840	$169,378	$—	$—	$886,526

Patrick T. Collins	2013	$183,462	$—	$77,000	$131,408	$—	$—	$391,870
Senior Vice President,
Sales(5)

(1)	Base salary amounts reflect a two-week furlough in fiscal 2013, four-week furlough in fiscal 2012, and a two-week furlough in fiscal 2011 for the Named Executive Officers who were employed by the Company during those fiscal years.
(2)	These amounts reflect the grant date fair value of the stock awards granted during the indicated fiscal year, computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to performance-based vesting conditions. The assumptions made in valuing the stock awards are included under the caption “Share-Based Compensation Expense” in Note 15 of the Notes to Consolidated Financial Statements in the Company’s fiscal 2013 Annual Report on Form 10-K.

(3)	The amounts for fiscal 2013 and 2012 reflect the grant date fair value of the restricted stock awards granted during the fiscal year, and the amounts for fiscal 2011 reflect the grant date fair value of NSU and restricted stock awards granted during those fiscal years. The Adjusted EPS performance metric associated with the fiscal NSU awards were reviewed on a quarterly basis by the Committee. The Company determined the Adjusted EPS metric for the fiscal 2011 NSU awards would not be attained by the Company and reversed the expense recognized in the second quarter of fiscal 2011.
(4)	These amounts reflect the grant date fair value of the option awards granted during the indicated fiscal year, computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions made in valuing the option awards are included under the caption “Share-Based Compensation Expense” in Note 15 of the Notes to Consolidated Financial Statements in the Company’s fiscal 2013 Annual Report on Form 10-K.
(5)	Mr. Lavelle was hired as President and Chief Executive Officer as of January 12, 2012. Mr. Collins was hired as Senior Vice President, Sales as of September 4, 2012.
(6)	Includes $101,208 of relocation benefits paid to Mr. Lavelle in fiscal 2013.

Employment Agreements

During fiscal 2013, the Company was party to an employment agreement with each of Mr. Lavelle and Mr. Vander Ploeg, and an offer letter with Mr. Collins. Material terms of these arrangements are described below.

The Company entered into an employment agreement with Mr. Lavelle effective January 12, 2012, the term of which would have lasted through June 30, 2015. The agreement provided for an annual base salary of $625,000 (subject to increase at the discretion of the Board of Directors), and eligibility for participation in annual incentive bonus, long-term incentive compensation, retirement and welfare benefit plans offered by the Company to its senior executives. The agreement also provided for the grant of certain options and shares of restricted stock, all of which were cancelled in connection with the reorganization. The agreement contained confidentiality and non-compete provisions during the term of his employment and for a specified period of time thereafter. In the event Mr. Lavelle’s employment was terminated without cause, under the agreement he would have been entitled to a severance payment equal to 12 months of base salary, payable in accordance with the normal Company payroll practices. If Mr. Lavelle was terminated without cause within 24 months of a change of control, under the agreement he would have been entitled to a severance payment of 24 months of base salary, payable in accordance with the normal Company payroll practices. Additionally, during any period of salary continuation described in the agreement, Mr. Lavelle and his family would have been entitled under the agreement to continue to be covered under all health insurance coverage of the Company at the then-effective cost sharing arrangement between Mr. Lavelle and the Company. The agreement did not provide for any additional rights if his employment would have been terminated for cause, death, disability or resignation, except for the right to receive any unpaid base salary, accrued time off or reimbursement of expenses to which he was entitled.

The Company entered into an employment agreement with Mr. Vander Ploeg effective April 21, 2008. The agreement had an initial term of three years, with automatic one year renewals, unless either party gives notice of non-renewal. The agreement provides for an annual base salary of $330,000 (subject to increase at the discretion of the Board of Directors) and participation in an incentive bonus plan with a 50% of annual earned base salary target with a maximum opportunity of 100% The agreement contains confidentiality and non-compete provisions that continue for 18 months after termination of employment. In the event Mr. Vander Ploeg’s employment is terminated without cause, he is entitled to a severance payment equal to 12 months of base salary, payable in accordance with the normal Company payroll practices. Mr. Vander Ploeg will have no additional rights if his employment is terminated for cause, death, disability or resignation, except for the right to receive any unpaid base salary, accrued time off or reimbursement of expenses to which he is entitled.

Under the offer letter dated August 16, 2012 provided to Mr. Collins in connection with his employment with the Company, Mr. Collins’s total compensation includes an initial base salary of $300,000 per year;

participation in the Company’s annual bonus plan and long-term equity incentive program. Mr. Collins received certain equity grants, which were terminated in connection with the reorganization. Mr. Collins will receive four weeks of paid time off and all benefits that the Company customarily provides to similarly situated employees. Should his employment be terminated for reasons other than cause, Mr. Collins will be eligible to receive one year of severance based on his salary at the date of termination, contingent on his agreement to customary covenants and conditions.

Outstanding Equity Awards. The following table provides information regarding options held at fiscal year-end by the Named Executive Officers:

Outstanding Equity Awards at April 27, 2013

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)(7)(8)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael P. Lavelle	25,000	50,000	(1)(10)	$2.26	1/12/2022	75,000	$7,500	—	$—
	—	250,000	(1)(11)	$2.26	1/12/2022
	—	55,000	(1)	$2.87	6/15/2022
David N. Vander Ploeg	35,000	0	(1)(5)	$29.48	5/5/2018	42,000	$4,200	—	$—
	16,050	5,350	(1)(4)	$20.31	6/22/2019
	12,500	12,500	(1)(6)	$19.04	6/28/2020
	8,500	25,500	(1)(9)	$13.78	6/22/2021
	10,000	20,000	(1)(13)	$3.53	4/2/2022
	—	50,000	(1)(12)	$3.53	4/2/2022
Patrick T. Collins	25,000	50,000	(1)(14)	$36.82	9/4/2022	27,500	$2,750	—	$—

(1)	Represents unvested options that were not “in-the-money” based on the closing price of the Common Stock of $0.10 as of April 27, 2013.
(2)	There were no remaining unearned NSU awards that were not vested at fiscal year-end.
(3)	Because the Company’s three-year Adjusted Earnings Per Share (“EPS”) for the fiscal 2009-2011 performance period was less than the threshold three-year average Adjusted EPS goal for the NSUs granted in fiscal 2009, no shares were earned under that grant. The Company’s Adjusted EPS for fiscal 2010 was between the threshold and target Adjusted EPS goals for the NSUs granted in fiscal 2010. Therefore, a number of shares equal to 88% of the target payout were earned under the fiscal 2010 grant. These shares vested on June 22, 2012 for the recipients employed with the Company through that date. The Company’s Adjusted EPS for fiscal 2011 was less than the threshold Adjusted EPS goal for the NSUs granted in fiscal 2011. Therefore, no shares were earned under the fiscal 2011 grant. No NSUs were granted in fiscal 2012 or fiscal 2013.
(4)	The options granted on June 22, 2009, with an expiration date of June 22, 2019, would have vested in four equal annual installments on June 22, 2010, June 22, 2011, June 22, 2012, and June 22, 2013, respectively.
(5)	The options granted on May 5, 2008, with an expiration date of May 5, 2018, vested in four equal annual installments on May 5, 2009, May 5, 2010, May 5, 2011, and May 5, 2012, respectively.
(6)	The options granted on June 28, 2010, with an expiration date of June 28, 2020, would have vested in four equal annual installments on June 28, 2011, June 28, 2012, June 28, 2013, and June 28, 2014, respectively.
(7)	Restricted shares awarded on June 28, 2010 would have vested 30% on June 28, 2013, an additional 30% on June 28, 2014 and the final 40% on June 28, 2015.

(8)	Restricted shares awarded to Mr. Lavelle as of January 12, 2012 would have vested 33% on the first anniversary following his purchase of $400,000 of Common Stock; 33% on the second anniversary of such purchase and 34% on the third anniversary of such purchase. Restricted shares awarded to Mr. Vander Ploeg as of April 2, 2012 would have vested 33% on the first anniversary of the award date, 33% on the second anniversary and 34% on the third anniversary.
(9)	The options granted on June 22, 2011, with an expiration date of June 22, 2021, would have vested in four equal annual installments on June 22, 2012, June 22, 2013, June 22, 2014 and June 22, 2015, respectively.
(10)	Stock options awarded to Mr. Lavelle as of January 12, 2012 would have vested 33% on the first anniversary following his purchase of $400,000 of Common Stock; 33% on the second anniversary of such purchase and 34% on the third anniversary of such purchase.
(11)	Stock options awarded to Mr. Lavelle as of January 12, 2012 would have vested 25% upon the achievement of an average stock price of $5, $10, $15 and $20, respectively. Regardless of the stock price targets for vesting purposes, no options were exercisable in the first year of employment, 33% would have become exercisable on each of the first three anniversaries of Mr. Lavelle’s date of hire.
(12)	Stock options awarded to Mr. Vander Ploeg on April 2, 2012 would have vested 50% each upon the achievement of an average stock price of $5 and $10, respectively. Regardless of the stock price targets for vesting purposes, no options were exercisable prior to the first anniversary of the grant date, then 33% become exercisable after each of the first three anniversary dates of their respective hire dates. However, Mr. Vander Ploeg would could not have exercised any of these stock options prior to his purchase of $75,000 of Common Stock.
(13)	Stock options awarded to Mr. Vander Ploeg on April 2, 2012 would have vested 33% on each of the first three anniversary dates of the grant date.
(14)	Mr. Collins was awarded two stock options on September 6, 2012, each with an expiration date of September 4, 2022. The option to purchase 30,000 shares would have become exercisable on each of the first, second, third and fourth anniversaries of the grant date, and, following his purchase of $115,000 of Common Stock, the option to purchase 75,000 shares would have vested 25% upon the achievement of an average stock price of $5, $10, $15 and $20, respectively; provided, however, that the option could not be exercised with respect to more than one-third of the underlying shares on each of the first three anniversaries of the date of grant.

Option Exercises. There were no options to acquire Common Stock exercised during fiscal 2013 by the Named Executive Officers.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Potential Payments upon Termination by the Company

Under the employment agreement in effect for Mr. Lavelle as of January 12, 2012, upon termination of his employment without cause, Mr. Lavelle was eligible for a severance payment of 12 months of base salary as further quantified in the table below. In addition, Mr. Lavelle and his family would have continued to be covered under all health insurance coverage of the Company for a 12-month period at the then-effective cost sharing arrangement between Mr. Lavelle and the Company.

Pursuant to the terms of the Transition Agreement with Mr. Lavelle, the Company has agreed to make certain payments to Mr. Lavelle following the Separation Date, subject to Mr. Lavelle’s execution of a waiver and release of claims on the Separation Date in favor of the Company and subject to Mr. Lavelle’s compliance with certain continuing restrictive covenants in his employment agreement. In particular, the Company has agreed (i) to pay Mr. Lavelle’s base salary for a period of six months following the Separation Date, (ii) to reimburse Mr. Lavelle for that portion of premiums paid by Mr. Lavelle to obtain continuation health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (also known as COBRA) equal to the Company’s subsidy for health coverage for active employees with family coverage for a period of six months following the Separation Date, (iii) to reimburse Mr. Lavelle’s reasonable legal fees, up to $15,000, incurred in connection with the preparation, negotiation and execution of the Transition Agreement, and (iv) in the event the Company requests that Mr. Lavelle provide consulting services to the Company following the Separation Date, to pay certain fees for such consulting services to the extent Mr. Lavelle’s consulting services require more than ten hours in any month.

Upon termination without cause, Mr. Vander Ploeg and Mr. Collins are eligible for a severance payment of 12 months of base salary as further quantified in the table below.

No payments are required to any Named Executive Officer upon termination for cause (in each case, as defined in the applicable agreement).

Potential Payments upon Retirement, Death or Disability

Executive officers are not eligible for any additional benefits upon retirement.

Potential Payments upon a Change of Control

Upon a change of control, Mr. Lavelle is eligible for a severance payment of 24 months of base salary as further quantified in the table below, only in the event Mr. Lavelle is terminated without cause within a two year period following a change of control. In addition, for a period of 24 months following a termination without cause following a change of control, Mr. Lavelle and his family will continue to be covered under all health insurance coverage of the Company at the then-effective cost sharing arrangement between Mr. Lavelle and the Company.

No other Named Executive Officers are entitled to salary continuation benefits upon a change of control. Any unvested equity awards granted to employees and non-employee directors would have vested upon a change of control.

The table below reflects the amounts that would have been payable to each of the Named Executive Officers of the Company had such person terminated his or her employment effective as of April 27, 2013. The actual amounts payable can only be determined at the time of an individual’s separation from the Company.

Potential Payments Upon Termination or Change of Control

Name and Benefit	Voluntary Termination	Retirement	Involuntary Not For Cause Termination	For Cause Termination	Change-in- Control(1)	Disability	Death
Michael Lavelle
Base Salary	$—	$—	$625,000	$—	$1,250,000	$—	$—
Equity Award Vesting acceleration(2)	$—	$—	$—	$—	$7,500	$—	$—

David Vander Ploeg
Base Salary	$—	$—	$375,000	$—	$—	$—	$—
Equity Award Vesting acceleration(2)	$—	$—	$—	$—	$4,200	$—	$—

(1)	Upon a change of control, Mr. Lavelle has the right to terminate his employment and is eligible for salary continuation through the remaining term of his employment contract. No other Named Executive Officers are entitled to salary continuation benefits upon a change of control. Any unvested equity awards granted to employees and non-employee directors would have vested upon a change of control, except with respect to the stock options awarded to Mr. Lavelle that were subject to minimum share price vesting requirements, the vesting of which would be accelerated only if and to the extent the consideration per share for the Company’s common stock in a change of control were to exceed specified values.
(2)	The amounts shown reflect the accelerated vesting of unvested NSUs and restricted stock.

NON-EMPLOYEE DIRECTOR COMPENSATION

During fiscal 2013, the Compensation Committee Charter provided for the Committee to review the level and composition of compensation provided to non-employee members of the Board of Directors on a periodic basis, and to approve any changes. Such approval was required to be ratified by a majority of independent members of the Board of Directors.

The compensation program for non-employee directors was designed to both provide fair compensation for work required of directors of a company the size and complexity of School Specialty, Inc. and align the interests of directors with those of the Company’s shareholders. Non-employee directors were compensated with a combination of both cash and equity-based compensation. The Committee’s target for the equity component of the annual director compensation was at least 50 percent of the total annual director compensation.

In fiscal 2013, non-employee directors were paid an annual retainer of $50,000 plus $1,000 for each additional special meeting and committee meeting attended and are reimbursed for all out-of-pocket expenses related to their service as directors. The non-executive chairman was paid an additional annual retainer of $50,000, and the Audit, Compensation, and Nominating and Governance Committee chairpersons were paid additional annual retainers of $10,000, $5,000 and $5,000, respectively

Non-employee directors were granted options under the Company’s stock incentive plans to purchase 15,000 shares of Common Stock upon their initial election as members of the Board of Directors. During the June meeting of the Board of Directors each year, each non-employee director was awarded an annual grant under the Company’s equity incentive plans which historically approximated at least $65,000 in value. This target amount of equity-based compensation was based on the Committee’s estimate of the average annual cash compensation earned by the Company’s directors, thus targeting a total compensation objective of approximately equal cash and equity components.

The Committee had targeted approximately one-half the value of this annual equity-based compensation to be granted in the form of stock options, and approximately one-half the value of this equity-based compensation to be granted in the form of NSUs. Stock options were granted at an exercise price equal to the fair market value on the date of grant and have three year, variable vesting schedules (20% after year one, 50% cumulative after year two, and 100% cumulative after year three). The NSUs were fully earned and vested after the one-year anniversary of the date of grant.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Stock Awards ($) (1)(2)	Total ($)
Terry L. Lay	$95,000	$24,134	$18,655	$137,789
Edward C. Emma	$41,500	$24,134	$18,655	$84,289
Herbert A. Trucksess, III	$72,750	$24,134	$18,655	$115,539
Jacqueline F. Woods	$50,250	$24,134	$18,655	$93,039
Jonathan J. Ledecky	$48,500	$24,134	$18,655	$91,289
A. Jacqueline Dout	$54,250	$24,134	$18,655	$97,039
David J. Vander Zanden	$39,500	$24,134	$18,655	$82,289

(1)	The amounts reflect the dollar value of the compensation cost of options and NSUs granted during fiscal 2013, computed in accordance with FASB ASC Topic 718. The assumptions used in the computation of these amounts are included in Note 15 of the Notes to Consolidated Financial Statements in the Company’s fiscal 2013, 2011 and 2012 Annual Reports on Form 10-K. As of April 27, 2013 each Director had outstanding options to purchase the following number of shares of Common Stock: Terry L. Lay: 67,500; Edward C. Emma: 57,500 Herbert A. Trucksess, III: 57,500; Jacqueline F. Woods: 57,500; Jonathan J. Ledecky: 67,500; A. Jacqueline Dout: 52,500, and David J. Vander Zanden: 608,300.
(2)	In June 2012, each non-employee director received 6,500 NSUs, which would have fully vested as of June 15, 2013.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee during fiscal 2013, had ever been an officer of School Specialty or any of the Company’s subsidiaries, and none of the Company’s executive officers served on the compensation committee or the board of directors of any company of which any of the Company’s directors is an executive officer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares (10)
Michael P. Lavelle (1)	0	*
David N. Vander Ploeg (1)	0	*
Patrick T. Collins (1)	0	*
Justin Lu (1)	0	*
Madhu Satyanarayana (1)	0	*
James R. Henderson (1)	0	*
All executive officers and directors as a group (1)	0	*

Zazove Associates, LLC (2)(3) Zazove Associates, Inc. Gene T. Pretti 1001 Tahoe Blvd. Incline Village, NV 89451	313,598	31.4%

J. Goldman Master Fund, L.P.(2)(4) Palm Grove House, Box 438 Road Town, Tortola British Virgin Islands J. Goldman & Co., L.P. J. Goldman Capital Management, Inc. Jay G. Goldman 510 Madison Avenue New York, NY 10022	88,698	8.9%

Steel Excel Inc. (2)(5) 1133 Westchester Avenue, Suite N222 White Plains, NY 10604 Steel Partners Holdings L.P. SPH Group LLC SPH Group Holdings LLC Steel Partners Holdings GP Inc. 590 Madison Avenue, 32nd Floor New York, NY 10022	75,593	7.6%

Wolverine Flagship Fund Trading Limited (2)(6) Wolverine Asset Management, LLC Wolverine Holdings, L.P. Wolverine Trading Partners, Inc. Christopher L. Gust Robert R. Bellick 175 West Jackson Blvd., Suite 200 Chicago, IL 60604	74,489	7.4%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares (10)

Davis Selected Advisers, L.P. (2)(7) Davis Appreciation & Income Fund 2949 East Elvira Road, Suite 101 Tuscon, AZ 85756	71,383	7.1%

BulwarkBay Investment Group LLC (2)(8) Craig Carlozzi c/o BulwarkBay Investment Group LLC 15 Broad Street, 4th Floor Boston, Massachusetts 02109 Bulwark Bay Credit Opportunities Master Fund Ltd c/o Ogier Fiduciary Services (Cayman) Limited 89 Nexus Way Camana Bay Grand Cayman KY1-9007 Cayman Islands	65,226	6.5%

Scoggin International Fund, Ltd. (2)(9) Scoggin Worldwide Fund, Ltd. c/o Mourant Cayman Nominees, Ltd. Third Floor, Harbour Centre P.O. Box 1348 Grand Cayman Ky1-1108, Cayman Islands Scoggin Capital Management II LLC Scoggin LLC Old Bellows Partners LP Old Bell Associates LLC A. Dev Chodry Craig Effron Curtis Schenker 660 Madison Avenue New York, New York 10065	59,987	6.0%

*	Less than 1% of the outstanding common stock.
(1)	On the Effective Date, all outstanding equity interests of the pre-reorganization Company, including all stock options and other equity interests, outstanding prior to the Effective Date were canceled.
(2)	On the Effective Date, the Company reincorporated in Delaware and issued a total of 1,000,004 shares of common stock of the reorganized Company to holders of certain allowed claims against the Debtors in exchange for such claims.
(3)	The parties have filed a Schedule 13D with the SEC reporting that as of June 11, 2013, they beneficially owned and had sole voting and dispositive power over 313,598 shares of common stock.
(4)	The parties have filed a Schedule 13D with the SEC reporting that as of June 11, 2013, the parties beneficially owned 88,698 shares of common stock, of which 1,828 shares (the “Managed Shares”) were held in an account managed by Old Bellows Partners LP (“Old Bellows”), an affiliate of Scoggin LLC. As of June 11, 2013, the parties had sole voting and dispositive power over 86,870 shares and shared voting and dispositive power over the Managed Shares with Old Bellows. According to the filing, J. Goldman & Co., L.P. (“JGC”) serves as a portfolio management company and investment adviser to J. Goldman Master Fund, L.P. (“Master Fund”), J. Goldman Capital Management, Inc. (“JGCM”) serves as the general partner of JGC and Jay G. Goldman serves as the President of JGC and sole director of JGCM. As a result of such relationships, each of JGC, JGCM and Mr. Goldman may be deemed to beneficially own the shares of common stock owned by Master Fund.

(5)	The parties have filed a Schedule 13D with the SEC reporting that as of June 11, 2013, the parties had shared voting and dispositive power over 75,593 shares of common stock. SPH Group Holdings LLC (“SPHG Holdings”) owns 51% of the outstanding shares of common stock of Steel Excel Inc.; Steel Partners Holdings L.P. (“Steel Holdings”) owns 99% of the membership interests of SPH Group LLC (“SPHG”); SPHG is the sole member of SPHG Holdings and the manager of SPHG Holdings; Steel Partners Holdings GP Inc. (“Steel Holdings GP”) is the general partner of Steel Holdings. Accordingly, each of SPHG Holdings, SPHG, Steel Holdings and Steel Holdings GP may be deemed to beneficially own shares of common stock directly owned by Steel Excel Inc.; however, each of SPHG Holdings, SPHG, Steel Holdings and Steel Holdings GP disclaims beneficial ownership of the 75,593 shares except to the extent of their pecuniary interest therein.
(6)	The parties filed a Schedule 13G with the SEC on June 21, 2013. According to the report, as of June 11, 2013, Wolverine Flagship Fund Trading Limited (the “Fund”) beneficially owned 74,489 shares of common stock and all of the parties share voting and dispositive power over the shares. Wolverine Asset Management, LLC (“WAM”) is the investment manager of the Fund; Wolverine Holdings, L.P. (“Wolverine Holdings”) is the sole member and manager of WAM; Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”). Each of Mr. Bellick, Mr. Gust, WTP, Wolverine Holdings and WAM disclaims beneficial ownership of the shares.
(7)	The parties have filed a Schedule 13G with the SEC reporting that as of June 28, 2013, Davis Selected Advisers, L.P. (“Davis Advisers”) had sole voting and dispositive power over 71,383 shares of common stock and Davis Appreciation & Income Fund had shared voting and dispositive power over 69,205 shares of common stock. Davis Advisers is a registered investment adviser. According to the filing, all of the securities covered by the report are owned by Davis Advisers investment advisory clients and Davis Advisers disclaims beneficial ownership of such securities.
(8)	The parties filed a Schedule 13G with the SEC reporting that as of June 11, 2013, the parties beneficially owned and had shared voting and dispositive power over 65,226 shares of common stock.
(9)	The parties filed a Schedule 13G with the SEC reporting that as of June 11, 2013, Craig Effron and Curtis Schenker beneficially owned and had shared voting and dispositive power over 59,987 shares of common stock; Scoggin LLC beneficially owned 59,987 shares of common stock of which it had sole voting and dispositive power over 39,817 shares and shared voting and dispositive power over 20,170 shares; Scoggin International Fund, Ltd. beneficially owned and had sole voting and dispositive power over 21,124 shares of common stock; A. Dev Chodry, Old Bellows Partners LP and Old Bell Associates LLC each beneficially owned and had shared voting and dispositive power over 20,170 shares of common stock; Scoggin Capital Management II LLC beneficially owned and had sole voting and dispositive power over 18,693 shares of common stock; Scoggin Worldwide Fund, Ltd. beneficially owned and had sole voting and dispositive power over 18,342.
(10)	Based on 1,000,004 shares of common stock outstanding as of June 11, 2013.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of April 27, 2013 regarding shares of our common stock outstanding and available for issuance under our equity compensation plans – the Amended and Restated School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), the 2002 Stock Incentive Plan (the “2002 Plan”) and the 2008 Equity Incentive Plan (the “2008 Plan” and together with the 1998 Plan and the 2008 Plan, the “Equity Plans”).

Pursuant to the Reorganization Plan, on the Effective Date, all of the Equity Plans and related agreements evidencing awards granted under the Equity Plans were terminated.

Prior to its termination, under the 2008 Plan, we were permitted to grant stock options and other awards from time to time to employees, consultants, advisors and independent contractors of School Specialty and its subsidiaries, as well as non-employee directors and officers of School Specialty. No additional options were permitted to be granted under the 1998 Plan since its expiration on June 8, 2008, or under the 2002 Plan, since its expiration on June 11, 2012. The 1998 Plan was approved by the Company’s shareholders on August 29, 2000 and the 2002 Plan was approved by the shareholders on August 27, 2002. An amended and restated version of the

2002 Plan was approved by the shareholders on August 29, 2007. The 2008 Plan was approved by the shareholders on August 19, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (3)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders (1)	2,340,325	$20.93	573,075

Equity compensation plans not approved by security holders (2)	255,000	$3.10	0

Total	2,595,325	$19.18	573,075

(1)	The aggregate number of shares of common stock authorized for issuance under the 2008 Plan was 2,000,000 shares, which were permitted to be treasury shares or authorized but unissued shares of common stock, or a combination of the two, and up to 1,500,000 of which were permitted to be granted in the form of incentive stock options. No individual was allowed receive options or stock appreciation rights for more than 250,000 shares in the aggregate during any calendar year. Additionally, no individual was allowed to receive non-vested stock units, or “NSUs,” for more than 80,000 shares in the aggregate during any calendar year.
(2)	Amount shown represents shares subject to stock options awarded to Mr. Lavelle, Mr. Hughes and Ms. Pepper-Miller which, due to limitations under the 2008 Plan, were made as inducement grants.
(3)	Amounts shown include 12,848 shares subject to NSUs awarded to executive officers, and 14,100 shares subject to NSUs granted to directors.
(4)	Prices shown do not include shares subject to unvested NSUs.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The Company’s Audit Committee Charter provides that the responsibilities of the Audit Committee include a review and approval of all related party transactions with directors, executive officers, persons that are beneficial owners of more than 5% of the Company’s common stock (“5% Holders”), members of their family and persons or entities affiliated with any of them. While the Audit Committee Charter does not provide specific procedures as to the review of related party transactions, the Audit Committee requires management to present to it at each quarterly meeting the details of any such transactions, and any such transactions are subject to review and evaluation by the Audit Committee based on the specific facts and circumstances of each transaction.

Each of the transactions described below occurred in connection with the Company’s Chapter 11 bankruptcy proceedings and were approved by the Company’s Board of Directors or were in accordance with the Reorganization Plan.

AD Hoc DIP Agreement

As discussed above under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on February 27, 2013, the Company entered into the Ad Hoc DIP Agreement by and among the Company, certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent and the lenders party thereto, which included certain of the 5% Holders and their affiliates. The Ad Hoc DIP Facility provided for a revolving credit facility of up to $155 million. As discussed above, on the Effective Date, in accordance with the Reorganization Plan, the Ad Hoc DIP Agreement was terminated. Each lender under the Ad Hoc DIP Agreement, including each of the 5% Holders and certain of their affiliates, received its pro rata share of the 65% of the shares of common stock of the reorganized Company that were distributed to the DIP lenders as of the Effective Date.

Convertible Subordinated Debentures

As discussed above, on the Effective Date, in accordance with the Reorganization Plan, the 2011 Debentures were canceled and the indenture under which the 2011 Debentures were issued was terminated. Each holder of the 2011 Debentures, including each of the 5% Holders and certain of their affiliates, received its pro rata share of the 35% of the shares of common stock of the reorganized Company allocated for such purpose.

New Term Loan Credit Agreement

As discussed under above under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on June 11, 2013, the Company entered into the New Term Loan Credit Agreement by and among the Company, Credit Suisse AG, as Administrative Agent and Collateral Agent, and the lenders party thereto.

Under the New Term Loan Credit Agreement, the lenders agreed to make a term loan to the Company in aggregate principal amount of $145 million. The table below summarizes the commitment amount under the New Term Loan Credit Agreement of each of the 5% Holders and their affiliates that were parties thereto.

Lender	Commitment Amount
Zazove Aggressive Growth Fund, L.P.	$2,700,000
Zazbond Master LLC	550,000
Zazove Convertible Securities Fund, Inc.	1,450,000
Zazove High Yield Convertible Securities Fund, L.P.	675,000
Steel Excel Inc.	10,000,000
Bulwarkbay Credit Opportunities	5,000,000

Director Independence

It was determined by the Board of Directors that as of August 1, 2013, Messrs. Satyanarayana and Lu were considered “independent” under the listing standards of NASDAQ without regard to the heightened independence standards for audit committee members with respect to Mr. Lu. Messrs. Henderson and Lavelle were determined not be independent and are considered inside directors.

Item 14.	Principal Accountant Fees and Services.

Fees Paid to Independent Auditors

The following table presents fees for audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual consolidated financial statements for the fiscal years 2013 and 2012, and fees billed by Deloitte & Touche for other services rendered during the same periods.

Type of Fees	Fiscal 2013	Fiscal 2012
Audit Fees	$900,000	$789,246
Audit-Related Fees	15,157	30,500
Tax Fees	184,620	373,723
All Other Fees	0	0

Total	$1,099,777	$1,193,469

In the above table, “audit fees” are fees the Company paid Deloitte for professional services for the audit of the Company’s consolidated financial statements included in its annual report on Form 10-K and the review of financial statements included in its quarterly reports on Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Services related to School Specialty’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are included in audit fees for fiscal 2012. “Audit-related fees” are fees billed by Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. Audit-related services for fiscal 2013 included work related to the Company’s response to a SEC comment letter. “Tax fees” are fees for tax compliance, tax advice and tax planning. Tax-related services for fiscal 2013 and fiscal 2012 included tax return preparation and consulting.

The Audit Committee pre-approves all audit and non-audit work, including tax compliance and tax consulting, performed by Deloitte. However, the Audit Committee has delegated the approval of one category of non-audit services, post-closing accounting services related to School Specialty’s future acquisitions and dispositions, to the Chairman in the event it is not administratively expedient for the full Audit Committee to approve and authorize such services. In such case, the Chairman is required to make a report to the full Audit Committee at its next meeting. All audit and non-audit services provided by Deloitte during fiscal 2013 were pre-approved by the Audit Committee.

In performing all of the functions described above, the Audit Committee acts only in an oversight capacity. The Audit Committee does not complete its reviews of the matters described above prior to the Company’s public announcements of financial results and, necessarily, in its oversight role, the Audit Committee relies on the work and assurances of the Company’s management, which has the primary responsibility for the Company’s financial statements and reports and internal control over financial reporting, and of the independent auditors, who, in their report, express an opinion on the conformity of the Company’s annual financial statements to accounting principles generally accepted in the United States.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements (See Part II, Item 8).

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 27, 2013 and April 28, 2012

Consolidated Statements of Operations for the fiscal years ended April 27, 2013, April 28, 2012 and April 30, 2011

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended April 27, 2013, April 28, 2012 and April 30, 2011

Consolidated Statements of Shareholders’ Equity (Deficit) for the fiscal years ended April 27, 2013, April 28, 2012 and April 30, 2011

Consolidated Statements of Cash Flows for the fiscal years ended April 27, 2013, April 28, 2012 and April 30, 2011

Notes to Consolidated Financial Statements

(a)(2)     Financial Statement Schedule (See Exhibit 99.1).

Schedule for the fiscal years ended April 27, 2013, April 28, 2012 and April 30, 2011: Schedule II – Valuation and Qualifying Accounts.

(a)(3)     Exhibits.

See (b) below

(b)     Exhibits.

See the Exhibit Index, which is incorporated by reference herein

(c)     Financial Statements Excluded from Annual Report to Shareholders.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2013.

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

Name	Title	Date

/s/ Michael P. Lavelle Michael P. Lavelle	President and Chief Executive Officer and Director (Principal Executive Officer)	August 7, 2013

/s/ David N. Vander Ploeg David N. Vander Ploeg	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 7, 2013

/s/ James R. Henderson James R. Henderson	Chairman of the Board	August 7, 2013

/s/ Justin Lu Justin Lu	Director	August 7, 2013

/s/ Madhu Satyanarayana Madhu Satyanarayana	Director	August 7, 2013

INDEX TO EXHIBITS

Exhibit Number	Document Description
2.1	Plan of Merger entered into between School Specialty, Inc. a Wisconsin corporation and SSI Merger Sub Inc., a Delaware corporation, dated as of June 11, 2013, incorporated herein by reference to Exhibit 2.1 to School Specialty, Inc.’s Current Report on Form 8-K filed June 17, 2013.

3.1	Amended and Restated Certificate of Incorporation of School Specialty, Inc., as filed on June 11, 2013, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form 8-A of School Specialty, Inc. filed June 11, 2013.

3.2	Bylaws of School Specialty, Inc., dated June 11, 2013, incorporated herein by reference to Exhibit 3.2 to Amendment N
o. 1 to the Registration Statement on Form 8-A of School Specialty, Inc. filed June 11, 2013.

10.1*	Employment Agreement dated November 5, 2002, effective September 1, 2002, between David J. Vander Zanden and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended October 26, 2002.

10.2*	Employment agreement dated December 6, 2005 between Steven Korte and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended July 29, 2006.

10.3*	Employment agreement dated April 21, 2008 between David Vander Ploeg and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated April 16, 2008.

10.4*	Amendment to Employment Agreement for David J. Vander Zanden, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

10.5*	Amendment to Employment Agreement for David N. Vander Ploeg, incorporated herein by reference to Exhibit 10.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

10.6*	Amendment to Employment Agreement for Steven F. Korte, incorporated herein by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 24, 2009.

10.7	Agreement between School Specialty, Inc. and MSD Capital, L.P., dated as of April 11, 2006, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated April 11, 2006.

10.8*	Employment agreement dated March 15, 2010 between Richmond Y. Holden and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated March 5, 2010.

10.11*	Employment Agreement between School Specialty, Inc. and Michael P. Lavelle dated as of January 12, 2012, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2012.

10.12*	Stock Option Agreement (Inducement Option) between School Specialty, Inc. and Michael P. Lavelle dated as of
January 12, 2012, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2012.

Exhibit Number	Document Description
10.13*	Stock Option Agreement (Plan Option) between School Specialty, Inc. and Michael P. Lavelle dated as of January
12, 2012, incorporated herein by reference to Exhibit 10.3 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 28, 2012.

10.14*	Restricted Stock Agreement between School Specialty, Inc. and Michael P. Lavelle dated as of January 12, 2012, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated as of January 12, 2012.

10.15*	Separation Agreement dated as of March 29, 2012 between School Specialty, Inc. and Steven F. Korte incorporated herein by reference to Exhibit 99.1 of School Specialty, Inc.’s Current Report on Form 8-K filed April 17, 2012.

10.16*	Separation Agreement dated as of April 4, 2012 between School Specialty, Inc. and Rachel P. McKinney incorporated herein by reference to Exhibit 99.1 of School Specialty, Inc.’s Current Report on Form 8-K filed April 12, 2012.

10.17*	Employment Agreement dated as of April 2, 2012 between School Specialty, Inc. and Gerald T. Hughes, incorporated herein by reference to Exhibit 10.22 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

10.18*	Stock Option Agreement (Time-based Inducement Option) between School Specialty, Inc. and Gerald T. Hughes, incorporated herein by reference to Exhibit 10.23 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

10.19*	Stock Option Agreement (Performance-based Inducement Option) between School Specialty, Inc. and Gerald T. Hughes, incorporated herein by reference to Exhibit 10.24 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

10.20*	Employment Agreement dated as of April 2, 2012 between School Specialty, Inc. and Kathryn Pepper-Miller, incorporated herein by reference to Exhibit 10.25 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

10.21*	Stock Option Agreement (Time-based Inducement Option) between School Specialty, Inc. and Kathryn Pepper-Miller, incorporated herein by reference to Exhibit 10.26 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

10.22*	Stock Option Agreement (Performance-based Inducement Option) between School Specialty, Inc. and Kathryn Pepper-Miller, incorporated herein by reference to Exhibit 10.27 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

10.23*	Form of named-executive officer NSU agreement under the Amended and Restated School Specialty, Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.28 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

10.24	Senior Secured Super Priority Debtor-in-Possession Credit Agreement dated as of January 31, 2013 by and among School Specialty, Inc., certain of its subsidiaries, Bayside Finance, LLC (as Administrative Agent and Collateral Agent), and the lenders party thereto.

10.25	Security and Pledge Agreement among the Grantors set forth therein and Bayside Finance, LLC, dated as of January 31, 2013.

10.26	Asset Purchase Agreement, dated as of January 28, 2013 by and among the Company, certain of its subsidiaries and Bayside School Specialty, LLC.

10.27	Amended and Restated Asset Purchase Agreement dated February 14, 2013 by and among the Company, certain of its subsidiaries and Bayside School Specialty, LLC.

Exhibit Number	Document Description
10.28	Debtor-in-Possession Credit Agreement dated as of January 31, 2013 by and among Wells Fargo Capital Finance, LLC, as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner, and GE Capital Markets, Inc., as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent, General Electric Capital Corporation, as Syndication Agent, the lenders party thereto, School Specialty, Inc. and certain of its subsidiaries.

10.29	Guaranty and Security Agreement among the Grantors set forth therein and Wells Fargo Capital Finance, LLC, dated as of January 31, 2013.

10.30	Amendment No. 1 to Debtor-in-Possession Credit Agreement dated as of February 27, 2013 by and among Wells Fargo Capital Finance, LLC, as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner, and GE Capital Markets, Inc., as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent, General Electric Capital Corporation, as Syndication Agent, the lenders party thereto, School Specialty, Inc. and certain of its subsidiaries, incorporated herein by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 26, 2013.

10.31	Amendment No. 2 to Debtor-in-Possession Credit Agreement dated as of April 12, 2013 by and among Wells Fargo Capital Finance, LLC, as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner, and GE Capital Markets, Inc., as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent, General Electric Capital Corporation, as Syndication Agent, the lenders party thereto, School Specialty, Inc. and certain of its subsidiaries.

10.32	Amendment No. 3 to Debtor-in-Possession Credit Agreement dated as of April 23, 2013 by and among Wells Fargo Capital Finance, LLC, as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner, and GE Capital Markets, Inc., as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent, General Electric Capital Corporation, as Syndication Agent, the lenders party thereto, School Specialty, Inc. and certain of its subsidiaries.

10.33	Offer letter by and between School Specialty, Inc. and Patrick T. Collins, dated August 16, 2012.

10.34	Senior Secured Super Priority Debtor-In-Possession Credit Agreement dated as of February 27, 2013 by and among School Specialty, Inc., certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent, and the lenders party thereto.

10.35	Security and Pledge Agreement dated as of February 27, 2013 by and among School Specialty, Inc., U.S. Bank National Association, et al.

10.36	Amendment No. 1 to Senior Secured Super Priority Debtor-In-Possession Credit Agreement dated as of April 12, 2013 by and among School Specialty, Inc., certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent, and the lenders party thereto.

10.37	Amendment No. 2 to Senior Secured Super Priority Debtor-In-Possession Credit Agreement dated as of May 3, 2013 by and among School Specialty, Inc., certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent, and the lenders party thereto.
10.38	Amendment No. 3 to Senior Secured Super Priority Debtor-In-Possession Credit Agreement dated as of May 21, 2013 by and among School Specialty, Inc., certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent, and the lenders party thereto.

10.39	Loan Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Bank of America, N.A. as agent.

10.40	Credit Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent.

Exhibit Number	Document Description

10.41	Guarantee and Collateral Agreement dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Bank of America, N.A.

10.42	Guarantee and Collateral Agreement dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Credit Suisse AG, as Collateral Agent.

10.43	Credit Agreement dated as of May 22, 2012 among School Specialty, Inc. and the guarantors and lenders named therein, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated as May 25, 2012.

10.44	Guaranty and Security Agreement dated May 22, 2012 among School Specialty, Inc. and the Grantors set forth therein and Wells Fargo Capital Finance, LLC, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated as of May 25, 2012.

10.45	Credit Agreement dated as of May 22, 2012 among School Specialty, Inc. and Bayside Finance, LLC, incorporated by reference to Exhibit 10.3 the Company’s Current Report on Form 8-K dated as of May 25, 2012.

10.46	Security and Pledge Agreement dated as of May 22, 2012 by and among School Specialty, Inc. and Bayside Finance, LLC, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated as of May 25, 2012.

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

21.1	Subsidiaries of School Specialty, Inc.

31.1	Rule13a-14(a)/15d-14(a) Certification, by Chief Executive Officer.

31.2	Rule13a-14(a)/15d-14(a) Certification, by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

99.1	Schedule II—Valuation and Qualifying Accounts.

101	The following materials from School Specialty, Inc’s. Annual Report on Form 10-K for the year ended April 27, 2013 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity (Deficit), (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.