Form 10-Q
period 2013-07-27
SCHOOL SPECIALTY INC
filed 2013-09-16
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 27, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 7, 2013
Common Stock, $0.001 par value	1,000,004

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 27, 2013

PART I - FINANCIAL INFORMATION

		Page Number
ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at July 27, 2013(Successor Company, April 27, 2013 and July 28, 2012 (Predecessor Company)	2

	Condensed Consolidated Statements of Operations for the Seven Weeks Ended July 27, 2013 (Successor Company), Six Weeks Ended June 11, 2013 and Three Months Ended July 28, 2012 (Predecessor Company)	3

	Condensed Consolidated Statements of Comprehensive Income for the Seven Weeks Ended July 27, 2013 (Successor Company), Six Weeks Ended June 11, 2013 and Three Months Ended July 28, 2012 (Predecessor Company)	4

	Condensed Consolidated Statements of Cash Flows for the Seven Weeks Ended July 27, 2013 (Successor Company), Six Weeks Ended June 11, 2013 and Three Months Ended July 28, 2012 (Predecessor Company)	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	33

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42

ITEM 4.	CONTROLS AND PROCEDURES	42

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	43

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	Successor Company	Predecessor Company
	July 27, 2013	April 27, 2013	July 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,787	$20,769	$5,542
Restricted cash	25,820	26,302	2,708
Accounts receivable, less allowance for doubtful accounts of $2,176, $926 and $2,597, respectively	138,879	58,942	178,293
Inventories	104,868	92,582	112,467
Deferred catalog costs	5,793	8,924	7,773
Prepaid expenses and other current assets	26,667	29,901	11,050
Refundable income taxes	5,334	9,793	3,580
Deferred taxes	—	—	4,797

Total current assets	317,148	247,213	326,210
Property, plant and equipment, net	46,309	39,209	54,238
Goodwill	23,661	—	41,010
Intangible assets, net	47,427	110,306	121,627
Development costs and other	38,042	30,079	40,274
Deferred taxes long-term	51	51	390
Investment in unconsolidated affiliate	715	715	10,019

Total assets	$473,353	$427,573	$593,768

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities - long-term debt	$62,229	$198,302	$79,444
Accounts payable	49,124	22,897	103,099
Accrued compensation	7,597	7,197	10,723
Deferred revenue	2,605	2,237	3,354
Accrued fee for early termination of long-term debt	25,582	25,000	—
Other accrued liabilities	34,467	21,905	26,027

Total current liabilities	181,604	277,538	222,647
Long-term debt - less current maturities	152,932	—	285,508
Other liabilities	925	925	587
Liabilities subject to compromise	—	228,302	—

Total liabilities	335,461	506,765	508,742

Commitments and contingencies

Stockholders’ equity (deficit):
Predecessor preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Predecessor common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,599,159 and 24,597,856 shares issued, respectively	—	24	24
Predecessor capital in excess of par value		446,232	444,456
Predecessor treasury stock, at cost, 5,420,210 and 5,420,210 shares, respectively	—	(186,637)	(186,637)
Successor preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Successor common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	—	—
Successor capital in excess of par value	120,955	—	—
Accumulated other comprehensive income (loss)	(7)	22,381	22,308
Retained earnings (accumulated deficit)	16,943	(361,192)	(195,125)

Total stockholders’ equity (deficit)	137,892	(79,192)	85,026

Total liabilities and stockholders’ equity (deficit)	$473,353	$427,573	$593,768

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	Successor Company	Predecessor Company
	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013	Three Months Ended July 28, 2012
Revenues	$143,499	$58,697	$252,139
Cost of revenues	83,741	35,079	148,542

Gross profit	59,758	23,618	103,597
Selling, general and administrative expenses	35,867	27,473	75,116
Bankruptcy related restructuring charges	2,595	—	—

Operating income (loss)	21,296	(3,855)	28,481

Other expense:
Interest expense	2,821	3,235	9,966
Reorganization items, net	1,280	(106,174)	—

Income before provision for income taxes	17,195	99,084	18,515
Provision for income taxes	252	1,641	259

Income before income of unconsolidated affiliate	16,943	97,443	18,256
Income of unconsolidated affiliate	—	—	119

Net income	$16,943	$97,443	$18,375

Weighted average shares outstanding:
Basic	1,000	18,922	18,899
Diluted	1,000	18,922	18,906

Net Income per Share:
Basic	$16.94	$5.15	$0.97
Diluted	$16.94	$5.15	$0.97

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Successor Company	Predecessor Company
	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013	Three Months Ended July 28, 2012
Net income	$16,943	$97,443	$18,375
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(7)	(101)	(1,323)

Total comprehensive income	$16,936	$97,342	$17,052

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Successor Company	Predecessor Company
	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013	Three Months Ended July 28, 2012
Cash flows from operating activities:
Net income	$16,943	$97,443	$18,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	2,866	2,983	7,016
Amortization of development costs	1,478	918	2,068
Non-cash reorganization items	—	(121,043)	—
Amortization of debt fees and other	392	9	3,053
(Income) loss of unconsolidated affiliate	—	—	(119)
Share-based compensation expense	—	—	119
Non-cash convertible debt interest expense	—	—	2,222
Changes in current assets and liabilities:
Accounts receivable	(72,188)	(8,011)	(115,498)
Inventories	(2,182)	(18,255)	(11,966)
Deferred catalog costs	1,377	1,754	3,964
Prepaid expenses and other current assets	5,010	722	49
Accounts payable	10,879	11,012	28,324
Accrued liabilities	(6,067)	12,488	9,492

Net cash used in operating activities	(41,492)	(19,980)	(52,901)

Cash flows from investing activities:
Additions to property, plant and equipment	(514)	(243)	(1,185)
Change in restricted cash	482	—	(2,708)
Investment in product development costs	(880)	(463)	(1,718)

Net cash used in investing activities	(912)	(706)	(5,611)

Cash flows from financing activities:
Proceeds from bank borrowings, net	37,042	7,561	478,668
Repayment of debt and capital leases	—	(148,619)	(406,623)
Issuance of debt	—	165,924	—
Payment of debt fees and other	(385)	(9,415)	(8,475)

Net cash provided by financing activities	36,657	15,451	63,570

Net increase/(decrease) in cash and cash equivalents	(5,747)	(5,235)	5,058
Cash and cash equivalents, beginning of period	15,534	20,769	484

Cash and cash equivalents, end of period	$9,787	$15,534	$5,542

Supplemental disclosures of cash flow information:
Interest paid	$2,152	$601	$4,504
Income taxes paid	$—	$—	$371

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature unless otherwise noted) considered necessary for a fair presentation have been included. The balance sheet at April 27, 2013 has been derived from School Specialty, Inc.’s (“School Specialty” or the “Company”) audited financial statements for the fiscal year ended April 27, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013.

During the period January 28, 2013 through June 11, 2013, School Specialty, Inc. and certain of its subsidiaries operated as debtors-in-possession under bankruptcy court jurisdiction (see Note 2). In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 852, Reorganizations, for periods including and subsequent to the filing of the Chapter 11 petition through the bankruptcy emergence date of June 11, 2013, all expenses, gains and losses that resulted from the reorganization were reported separately as reorganization items in Consolidated Statements of Operations. Net cash used for reorganization items was disclosed separately in the Consolidated Statements of Cash Flows, and liabilities subject to compromise were reported separately in the Consolidated Balance Sheets.

As discussed in Note 3 – Fresh Start Accounting, as of June 11, 2013, the Company adopted fresh-start accounting in accordance with ASC 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements as of July 27, 2013 and for the seven weeks then ended and any references to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

NOTE 2 – BANKRUPTCY PROCEEDINGS

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In addition, the Reorganization Plan generally provides for the treatment of allowed claims against, and equity interests in, the Debtors as follows:

•	The lenders under the Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Ad Hoc DIP Agreement”) by and among the Company, certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent and the lenders party thereto were entitled to receive (i) cash in an approximate amount of $98,300, and (ii) 65% of the common stock of the reorganized Company;

•	Each holder of an allowed general unsecured claim is entitled to receive a deferred cash payment equal to 20% of such allowed claim, plus interest, on the terms described in the Reorganization Plan;

•	Each holder of an unsecured claim arising from the provision of goods and/or services to the Debtors in the ordinary course of its pre-petition trade relationship with the Debtors, with whom the reorganized Debtors continue to do business after the Effective Date, is entitled to receive a deferred cash payment equal to 20% of such claim, plus interest, on the terms described in the Reorganization Plan. Such holders may increase their percentage recoveries to 45%, plus interest, by electing to provide the reorganized Debtors with customary trade terms for a specified period, as described in the Reorganization Plan;

•	Each holder of the Company’s 3.75% Convertible Subordinated Debentures due 2026, as further described elsewhere in this report, received its pro rata share of 35% of the common stock of the reorganized Company;

•	Each holder of an allowed general unsecured claim or allowed trade unsecured claim of $3 or less, or any holder of a general unsecured claim or trade unsecured claim in excess of $3 that agreed to voluntarily reduce the amount of its claim to $3 under the terms described in the Reorganization Plan, was entitled to receive a cash payment equal to 20% of such allowed claim on or as soon as practicable after the Effective Date; and

•	Holders of equity interests in the Company prior to the Effective Date, including claims arising out of or with respect to such equity interests, were not entitled to receive any distribution under the Reorganization Plan.

Exit Facilities

As of the Effective Date, the Debtors closed on the exit credit facilities, the proceeds of which were or will be, among other things, used to (i) pay in cash the DIP Financing Claims, to the extent provided for in the Reorganization Plan, (ii) make required distributions under the Reorganization Plan, (iii) satisfy certain Reorganization Plan-related expenses, and (iv) fund the reorganized Company’s working capital needs. The terms of the exit credit facilities are described under Note 12 of the Notes to Condensed Consolidated Financial Statements - Debt.

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

Reincorporation in Delaware; Amendments to Articles of Incorporation

On the Effective Date, the Company was reincorporated as a Delaware corporation. Prior to the Effective Date, the Company caused a new wholly owned subsidiary to be formed in Delaware. On the Effective Date, the Company entered into a plan of merger with the Delaware subsidiary, providing for the Company to merge with and into the Delaware subsidiary, so that the Company’s separate corporate existence as a Wisconsin corporation ceased and the Delaware subsidiary was the surviving corporation. The certificates of incorporation of the reorganized Company and its reorganized subsidiaries were amended to be consistent with the provisions of the Reorganization Plan and the Bankruptcy Code, including the prohibition of issuance of nonvoting equity securities only for so long as, and to the extent that, the issuance of nonvoting equity securities is prohibited by the Bankruptcy Code. The reorganized Company was authorized to issue the new common stock for distribution in accordance with the terms of this Reorganization Plan and the amended certificate of incorporation without the need for any further corporate or stockholder action.

Financial Statement Presentation and Going Concern

We have prepared the accompanying consolidated financial statements in accordance with FASB ASC Topic 852 “Reorganizations” (“FASB ASC 852”) and on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. FASB ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process are classified as reorganization items on the condensed consolidated statement of operations. Additionally, on the condensed consolidated balance sheet at April 27, 2013, liabilities subject to compromise are segregated. Liabilities subject to compromise are reported at their pre-petition amounts or current unimpaired values, even if they may be settled for lesser amounts.

During the Chapter 11 Cases, the Company’s ability to continue as a going concern was contingent upon its ability to comply with the financial and other covenants contained in its ABL DIP Agreement and Ad Hoc DIP Agreement (see Note 12), the Bankruptcy Court’s approval of the Company’s Reorganization Plan and the Company’s ability to successfully implement the Company’s plan and obtain exit financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and satisfaction of liabilities were subject to uncertainty. The Company emerged from Chapter 11 in June, 2013. As a result of emergence from bankruptcy, as well as projected compliance with applicable financial, affirmative, and negative covenants, management believes that the Company has resolved the previous substantial doubt relative to the Company’s ability to continue as a going concern described above.

In connection with the Company’s emergence from Chapter 11, the Company was required to adopt fresh start accounting as of June 11, 2013 in accordance with ASC 852 “Reorganizations”. The Company elected to use June 8, 2013 (the “Convenience Date”), which was the week ended date nearest to the Effective Date, to avoid disruption to the Company’s weekly accounting processes. The Company performed a qualitative and quantitative assessment in order to determine the appropriateness of using the Convenience Date for fresh start accounting instead of the Effective Date. The Company’s assessment determined that the use of the Convenience Date did not have a material impact on either the predecessor or successor periods in the current fiscal year and there were no qualitative factors that would preclude the use of the Convenience Date for accounting and reporting purposes. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

June 11, 2013. The consolidated financial statements as of July 27, 2013 and for the seven weeks then ended and any references to “Successor” or “Successor Company” show the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

Prior to the Effective Date, the Predecessor Company’s financial statements included in this Quarterly Report on Form 10-Q do not purport to reflect or provide for the consequences of the Chapter 11 bankruptcy proceeding. In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to stockholders’ deficit accounts, the effects of any changes that may be made in the Predecessor Company’s capitalization; or (iv) as to operations, the effects of any changes that may be made to the Predecessor Company’s business.

NOTE 3 – FRESH START ACCOUNTING

On the Effective Date, the Company adopted fresh start accounting and reporting in accordance with FASB ASC 852. The Company was required to apply the provisions of fresh start reporting to its financial statements, as the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity and the reorganization value of the Predecessor Company’s assets immediately before the date of confirmation was less than the post-petition liabilities and allowed claims.

Fresh start reporting generally requires resetting the historical net book value of assets and liabilities to fair value by allocating the entity’s enterprise value as set forth in the Reorganization Plan to its assets and liabilities pursuant to accounting guidance related to business combinations as of the Effective Date. The financial statements as of the Effective Date report the results of the Successor Company with no beginning retained earnings or accumulated deficit. Any presentation of the Successor Company represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods. The consolidated financial statements for periods ended prior to the Effective Date do not include the effect of any changes in capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

In accordance with FASB ASC 852, the Predecessor Company’s results of operations prior to the Effective Date include (i) a pre-emergence gain of $161,943 resulting from the discharge of liabilities under the Reorganization Plan, partially offset by the issuance of new School Specialty, Inc. common stock and additional capital; (ii) pre-emergence charges to earnings of $25,503 recorded as reorganization items resulting from certain costs and expenses relating to the Reorganization Plan becoming effective, including the cancellation of equity-based awards of the Predecessor; and (iii) a pre-emergence decrease in earnings of $30,266 resulting from the aggregate changes to the net carrying value of our pre-emergence assets and liabilities to reflect their fair values under fresh start accounting, as well as the recognition of goodwill. See Note 4, “Reorganization Items, Net” for additional information.

Enterprise Value / Reorganization Value Determination

Enterprise value represents the fair value of an entity’s interest-bearing debt and stockholders’ equity. In the disclosure statement associated with the Reorganization Plan, which was confirmed by the Bankruptcy Court, we estimated a range of enterprise values between $275,000 and $325,000, with a midpoint of $300,000. Based on current and anticipated economic conditions and the direct impact these conditions have on our business, we deemed it appropriate to use the midpoint between the low end and high end of the range to determine the final enterprise value of $300,000, comprised of debt valued at approximately $179,000 and equity valued at approximately $121,000.

FASB ASC 852 provides for, among other things, a determination of the value to be assigned to the assets of the reorganized Company as of a date selected for financial reporting purposes. The Company adjusted its enterprise

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

value of $300,000 for certain items such as post-petition liabilities to determine a reorganization value attributable to assets of $414,485. Under fresh start accounting, the reorganization value was allocated to the Company’s assets based on their respective fair values in conformity with the purchase method of accounting for business combinations included in FASB ASC 805, Business Combinations. The excess reorganization value over the fair value of identified tangible and intangible assets of $23,661 was recorded as goodwill.

The reorganization value represents the amount of resources available, or that become available, for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the Company and its creditors (the “Interested Parties”). This value, along with other terms of the Reorganization Plan, was determined only after extensive arms-length negotiations between the Interested Parties. Each Interested Party developed its view of what the value should be based upon expected future cash flows of the business after emergence from Chapter 11, discounted at rates reflecting perceived business and financial risks. This value is viewed as the fair value of the entity before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets of the Successor Company immediately after restructuring. The reorganization value was determined using numerous projections and assumptions that are inherently subject to significant uncertainties and the resolution of contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and amounts reflected in the valuation will be realized.

Methodology, Analysis and Assumptions

The Company’s valuation was based upon a discounted cash flow methodology, which included a calculation of the present value of expected un-levered after-tax free cash flows reflected in our long-term financial projections, including the calculation of the present value of the terminal value of cash flows, and supporting analysis that included a comparison of selected financial data of the Company with similar data of other publicly held companies comparable to ours in terms of end markets, operational characteristics, growth prospects and geographical footprint. The Company also considered precedent transaction analysis but ultimately determined there was insufficient data for a meaningful analysis. A detailed discussion of this methodology and supporting analysis is presented below.

The Company’s multi-year business plan was the foundation for developing long-term financial projections used in the valuation of our business. The business planning and forecasting process included a review of Company, industry and macroeconomic factors including, but not limited to, achievement of future financial results, projected changes associated with our reorganization initiatives, anticipated changes in general market conditions including variations in market regions, and known new business initiatives and challenges.

The following represents a detailed discussion of the methodology and supporting analysis used to value our business using the business plan and long-term financial projections developed by the Company:

Discounted Cash Flow Methodology

The Discounted Cash Flow (“DCF”) analysis is a forward-looking enterprise valuation methodology that relates the value of an asset or business to the present value of expected future cash flows to be generated by that asset or business. Under this methodology, projected future cash flows are discounted by the business’ weighted average cost of capital (“WACC”). The WACC reflects the estimated blended rate of return that debt and equity investors would require to invest in the business based on its capital structure. Our DCF analysis has two components: (1) the present value of the expected un-levered after-tax free cash flows for a determined period, and (2) the present value of the terminal value of cash flows, which represents a firm value beyond the time horizon of the long-term financial projections.

The DCF calculation was based on management’s financial projections of un-levered after-tax free cash flows for the period 2014 to 2017. The Company used a WACC to discount future cash flows and terminal values of 13.3%. This WACC was determined based upon an estimated cost of debt for similar sized companies, rather than the anticipated cost of debt of the reorganized Company upon emergence from bankruptcy, and a market cost of equity using a capital asset pricing model. Assumptions used in the DCF analysis, including the appropriate components of the WACC, were deemed to be those of “market participants” upon analysis of peer groups’ capital structures.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In conjunction with our analysis of publicly traded companies described below, the Company used a range of exit multiples of 2013 earnings before interest, taxes, depreciation and amortization (“EBITDA”) between 4.4 and 8.1, with a lower than midpoint exit multiple of 5.5 selected, to determine the present value of the terminal value of cash flows. The selected exit multiple is weighted towards those comparable companies which are more similar to the Company’s Educational Resources segment which represents a higher percentage of consolidated revenues as compared to the Accelerated Learning segment.

The sum of the present value of the projected un-levered after-tax free cash flows was added to the present value of the terminal value of cash flows to determine the Company’s enterprise value.

Publicly Traded Company Analysis

As part of our valuation analysis, the Company identified publicly traded companies whose businesses are relatively similar to each of our reporting segments and have comparable operational characteristics to derive comparable revenue and EBITDA multiples for our DCF analysis. Criteria for selecting comparable companies for the analysis included, among other relevant characteristics, similar lines of businesses, business risks, growth prospects, maturity of businesses, market presence, size, and scale of operations. The analysis included a detailed multi-year financial comparison of each company’s income statement, balance sheet and statement of cash flows. In addition, each company’s performance, profitability, margins, leverage and business trends were also examined. Based on these analyses, a number of financial multiples and ratios were calculated to gauge each company’s relative performance and valuation. The ranges of ratios derived were then applied to the Company’s projected financial results to develop a range of implied values

Enterprise Value, Accounting Policies and Reorganized Consolidated Balance Sheet

In determining the final enterprise value attributed to the Company of $300,000, the Company blended its DCF methodology and publicly traded company analysis, with more emphasis on the DCF methodology.

Fresh start accounting and reporting permits the selection of appropriate accounting policies for Successor Company. The Predecessor Company’s significant accounting policies that were disclosed in our Annual Report on Form 10-K for the year ended April 27, 2013 were adopted by the Successor Company as of the Effective Date, though many of the account balances were affected by the reorganization and fresh start adjustments presented below.

The adjustments presented below were made to the June 11, 2013 condensed consolidated balance sheet and contain estimates of fair value. Estimates of fair value represent the Company’s best estimates, which are based on industry and data trends, and by reference to relevant market rates and discounted cash flow valuation methods, among other factors. The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions. In accordance with ASC No. 805, the allocation of the reorganization value is subject to additional adjustment until the Company has completed its analysis, but not to exceed one year after emergence from bankruptcy, to provide the Company with the time to complete the valuation of its assets and liabilities. The final determination of the fair value of individual assets and liabilities and the final allocation of the reorganization value may differ from the amount included in the condensed consolidated financial statements and there is no assurance that such adjustments will not be material.

The estimates of value presented herein are preliminary and will be finalized during fiscal 2014. The condensed consolidated balance sheet, reorganization adjustments and fresh start adjustments presented below summarize the impact of the Reorganization Plan and the adoption of fresh start accounting as of the Effective Date.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

AS OF JUNE 11, 2013

	June 11, 2013
	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current assets:
Cash and cash equivalents	$11,052	$4,363	(1)	$—		$15,415
Restricted cash	26,421	—		—		26,421
Accounts receivable	66,894	—		(250	) (8)	66,644
Inventories	110,830	—		(8,147	) (8)	102,683
Other current assets	45,819	321	(2)	(2,162	) (8)	43,978

Total current assets	261,016	4,684		(10,559)		255,141
Property, plant and equipment, net	37,604	(6,202	) (2)	16,895	(8)	48,297
Goodwill	—	—		23,661	(8)(9)	23,661
Intangible assets, net	109,155	—		(61,166	) (8)	47,989
Development costs and other	31,142	8,255	(3)	—		39,397

Total assets	$438,917	$6,737		$(31,169)		$414,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,226	$—		$—		$38,226
Accrued compensation	7,229	(315	) (2)	—		6,914
Other accrued liabilities	60,301	9,947	(2)(4)(6)	(903	) (8)	69,345

Total current liabilities	105,756	9,632		(903)		114,485
Long-term debt	205,863	(39,939	) (5)	—		165,924
Other liabilities	925	12,195	(2)(6)	—		13,120
Liabilities subject to compromise	223,988	(223,988	) (6)	—		—

Total liabilities	$536,532	$(242,100)		$(903)		$293,529

Commitments and contingencies
Stockholders’ equity:
Common stock - Predecessor	$24	$(24	) (7)	$—		$—
Capital in excess of par value - Predecessor	446,232	(446,232	) (7)	—		—
Treasury Stock - Predecessor	(186,637)	186,637	(7)	—		—
Accumulated (deficit) and other comprehensive income - Predecessor	(357,234)	387,500	(7)	(30,266	) (7)(8)	—
Common stock - Successor	—	1	(7)	—		1
Capital paid-in excess of par value - Successor	—	120,955	(7)	—		120,955

Total stockholders’ equity	(97,615)	248,837		(30,266)		120,956

Total liabilities and stockholders’ equity	$438,917	$6,737		$(31,169)		$414,485

(1)	The Company deposited $7,647 of proceeds from its exit financing into a segregated cash account which is used to pay administrative claims and certain advisors in the bankruptcy proceedings. The Company utilized $3,284 of its cash balance immediately prior to emergence to fund a portion of the cash requirements from exit financing.
(2)	The Company recorded adjustments related to various contract rejections or amendments completed as part of the Reorganization Plan. This included a $6,202 write down of property, plant and equipment related to the amendment of capital lease obligations for the Mansfield, OH distribution center and the rejection of capital lease obligations for the Company’s Agawam, MA property. In addition, the Company recorded $920 related to various contract damages relating to lease rejections and severance obligations, classified between long-term and short-term liabilities.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(3)	In connection with entering into the exit financing facilities, the Company capitalized $8,255 of deferred financing costs.
(4)	Pursuant to bankruptcy proceedings, additional professional fees of $2,057 were recorded. In addition, certain administrative and convenience claims of $8,435 were recorded as current liabilities, offset by accrued interest expense converted to new Successor Company equity.
(5)	The table below presents refinancing of the Predecessor long-term debt. The Company issued $57,245 of new Successor Company equity, partially offset by $17,306 of debt discount and other financing costs. The current portion of the reorganized debt was $25,251, which includes of $23,823 of new Successor Company ABL loan.

June 11, 2013
Predecessor Company long-term debt	$205,863
Reorganization adjustments:
Issuance of capital in excess of par value	(57,245)
Financing costs and professional fees paid with exit financing	17,306

Reorganized Successor Company long-term debt	$165,924

(6)	Liabilities subject to compromise generally refer to pre-petition obligations, secured or unsecured, that may be impaired by a plan of reorganization. FASB ASC 852 requires such liabilities, including those that became known after filing the Chapter 11 petitions, be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represented the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process. Liabilities subject to compromise also includes items that may be assumed under the Reorganization Plan, and may be subsequently reclassified to liabilities not subject to compromise. Liabilities subject to compromise also include certain pre-petition liabilities including accrued interest and accounts payable. At April 27, 2013, liabilities subject to compromise were $228,302, of which administrative claim payments of $4,314 were made in the Predecessor period of the current year. The table below identifies the principal categories of liabilities subject to compromise at June 11, 2013:

June 11, 2013
Accounts payable	$47,683
2011 Debentures	163,688
Pre-petition accrued interest on 2011 Debentures	979
Sale-leaseback obligations	11,638

Liabilities subject to compromise	$223,988

(7)	The Company recorded elimination of (1) Predecessor Company’s common stock, (2) Predecessor Company’s capital in excess of par value, (3) Predecessor Company’s treasury stock, and (4) Predecessor Company’s accumulated deficit and accumulated other comprehensive loss. The following table represents reorganization value to be allocated to assets reconciled to the Successor Company Equity. The Company recorded Successor Company common stock of $1 and capital in excess of par value of $120,955.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

June 11, 2013
Total reorganization value to be allocated to assets	$414,485
Less: Debt	(179,044)
Less: Other liabilities	114,485

Successor Company Equity	$120,956

(8)	The following table represents the adjustments for fresh start accounting primarily related to recording goodwill, recording our intangible assets, fixed assets, and other assets and liabilities at fair value and related deferred income taxes in accordance with ASC 805. Additionally, such fresh start accounting adjustments reflect the increase in inventory reserve of $6,600, and elimination of certain capitalized costs of $1,426. The Company also recorded other fresh start accounting adjustments relating to (1) deferred rent included in current liabilities, (2) vendor rebates receivables in current assets, and (3) other current assets and liabilities as a result of fresh start accounting. In addition, the impact of fresh start accounting adjustments on the accumulated retained earnings was eliminated.

June 11, 2013
Fresh start accounting adjustments:
Goodwill	$23,661
Fair value adjustment to intangible assets	(61,166)
Fair value adjustment to fixed assets	16,895
Fresh start accounting adjustments relating to inventory	(8,147)
Other fresh start accounting adjustments	(1,509)

Total fresh start accounting adjustments	$(30,266)

(9)	The following table represents a reconciliation of the enterprise value attributed to assets, determination of the total reorganization value to be allocated to these assets and the determination of goodwill:

June 11, 2013
Enterprise value attributed to School Speciality	$300,000
Plus: other liabilities (excluding debt)	114,485

Total reorganization value to be allocated to assets	414,398
Less: fair value assigned to tangible and intangible assets	(390,824)

Value of School Specialty assets in excess of fair value (Goodwill)	$23,661

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 4 – REORGANIZATION ITEMS, NET

Reorganization items directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code have been recorded on a separate line item on the condensed consolidated statement of operations. The following table displays the details of reorganization items for the seven weeks ended July 27, 2013 and the six weeks ended June 11, 2013:

	Successor Company	Predecessor Company
	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013
Liabilities subject to compromise	$—	$223,988
Issuance of capital in excess of par value	—	(42,335)
Reclassified into other balance sheet liability accounts	—	(19,710)

Settlement of liabilities subject to compromise	$—	$161,943

Fresh start accounting adjustments:
Goodwill	$—	$23,661
Fair value adjustment to intangible assets	—	(61,166)
Fair value adjustment to fixed assets	—	16,895
Fresh start accounting adjustments relating to inventory	—	(8,147)
Other fresh start accounting adjustments	—	(1,509)

Total fresh start accounting adjustments	$—	$(30,266)

Other reorganization adjustments:
Asset write-downs due to contract rejections	$—	$(7,011)
Professional fees	(1,280)	(10,512)
Cancellation of equity based awards	—	$(3,624)
Financing fees	—	(2,853)
Other	—	(1,503)

Total other reorganization adjustments	$(1,280)	$(25,503)

Total Reorganization items, net	$(1,280)	$106,174

The 2011 Debentures and related accrued interest within the liabilities subject to compromise at June 11, 2013 were settled by the issuance of new common stock representing 35% ownership in the Successor Company, with an estimated fair value of $42,335. The portion of accounts payable within the liabilities subject to compromise that will be paid in accordance with the Reorganization Plan were classified between long-term and short-term liabilities. Administrative claims totaling $8,335 were classified as short-term with any remaining recoveries under the Reorganization Plan classified as Deferred Cash Payments in long-term debt (see Footnote 12 – Debt). Since the value of Common Stock issued and the amounts to be paid in cash at a later date were less than the liabilities subject to compromise, the Predecessor Company recorded a gain on reorganization of $161,943 for the six weeks ended June 11, 2013.

Fresh start accounting adjustments resulted in a net asset write down of $30,266 which has partially offset the gain related to the settlement of liabilities subject to compromise. The fresh start accounting adjustments are related to the preliminary valuation done in accordance with the adoption of the fresh start accounting. See Note 3 – Fresh Start Accounting for information on these fresh start valuation adjustments.

Further offsetting a portion of the gain related to the settlement of liabilities subject to compromise is $25,503 of other reorganizational adjustments. Professional fees and financing fees associated with the Predecessor Company’s debtor-in possession financings were $13,365. The cancellation of equity awards outstanding as of the Effective Date triggered $3,624 of unrecognized stock-based compensation expense. In addition, the rejection of certain leases pursuant to the Reorganization Plan resulted in an additional $7,011 of expense.

NOTE 5 – INCOME TAXES

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that either all, or some portion, of the deferred tax assets will not be realized. The realization is dependent upon the future generation of taxable income, reversal of deferred tax liabilities, tax planning strategies, and expiration of tax attribute carryovers. In fiscal 2012, the Company concluded that the realization of a majority of the deferred tax assets did not meet the more likely than not threshold, and recorded a tax valuation allowance of $32,638. In fiscal 2013, the Company increased its tax valuation allowance to $71,272. As of June 11, 2013 and July 27, 2013, valuation allowances were recorded to offset substantially all deferred tax assets. The Company is continuing to evaluate the impact of fresh-start accounting and cancellation of indebtedness income on its deferred tax assets and related valuation allowances. As of July 27, 2013, the Company had an immaterial amount of unremitted earnings from foreign investments.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at July 27, 2013, April 27, 2013 and July 28, 2012, was $925, $925 and $587, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 6 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity (deficit) during the six weeks ended June 11, 2013 (Predecessor Company) and the seven weeks ended July 27, 2013 (Successor Company) were as follows:

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance, April 27, 2013 (Predecessor Company)	$24	$446,232	$(361,192)	$(186,637)	$22,381	$(79,192)
Net income	—	—	97,443	—	—	97,443
Foreign currency translation adjustment					(101)	(101)
Cancellation of Predecessor Company common stock	(24)	—	—	—	—	(24)
Elimination of Predecessor Company capital in excess of par	—	(446,232)	—	—	—	(446,232)
Elimination of Predecessor Company accumulated deficit	—	—	263,749	—	—	263,749
Elimination of Predecessor Company treasury stock	—	—	—	186,637	—	186,637
Elimination of Predecessor Company accumulated other comprehensive loss	—				(22,280)	(22,280)

Balance, June 11, 2013 (Predecessor Company)	$—	$—	$—	$—	$—	$—

Issuance of Successor Company Common Stock	$1	$—	$—	$—	$—	$1
Establishment of Successor Company capital in excess of par	—	120,955	—	—	—	120,955

Balance, June 12, 2013 (Successor Company)	1	120,955	—	—	—	120,956
Net income			16,943			16,943
Foreign currency translation adjustment					(7)	(7)

Balance, July 27, 2013 (Successor Company)	$1	$120,955	$16,943	$—	$(7)	$137,892

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7 - EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Seven weeks ended July 27, 2013:
Basic and diluted EPS	$16,943	1,000	$16.94

Six weeks ended June 11, 2013:
Basic EPS	$97,443	18,922	$5.15

Effect of dilutive stock options		—
Effect of dilutive non-vested stock and restricted shares		—

Diluted EPS	$97,443	18,922	$5.15

Three months ended July 28, 2012:
Basic EPS	$18,375	18,899	$0.97

Effect of dilutive stock options		—
Effect of dilutive non-vested stock and restricted shares		7

Diluted EPS	$18,375	$18,906	$0.97

All outstanding stock options and restricted shares of the Predecessor Company were cancelled as of the Effective Date.

The Predecessor Company had additional stock options outstanding of 2,180 during the three months ended July 28, 2012 that were not included in the computation of diluted EPS because they were anti-dilutive.

The $157,500, 3.75% convertible subordinated debentures had no impact on the Predecessor Company’s denominator for computing diluted EPS because conditions under which the debentures could have been converted were not satisfied.

NOTE 8 - SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

Prior to the Effective Date, the Company had three share-based employee compensation plans under which awards were outstanding as of April 27, 2013: the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All plans were approved by the Company’s stockholders. The Successor Company does not currently have a share-based compensation plan.

In conjunction with the Reorganization Plan which became effective on June 11, 2013 (see Note 2 – Bankruptcy Proceedings), all shares, options, NSUs and restricted shares that were outstanding on the Effective Date were canceled. As a result, the Predecessor Company recognized a $3,624 reorganization item related to the unrecognized share-based compensation expense as of April 27, 2013 which was triggered upon the cancellation of the awards.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

A summary of option activity during the six weeks ended June 11, 2013 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 27, 2013	2,550	$15.27	1,207	$24.76
Granted	—	—
Exercised	—	—
Canceled	(2,550)	15.27

Balance at June 11, 2013	—	$—	—	$—

The Predecessor Company had used a combination of Non-Vested Stock Units (NSUs) and restricted shares. There were no time-based NSU awards granted nor restricted stock awarded in the six weeks ended June 11, 2013. The following table presents the amounts granted in the first quarter of fiscal 2013 for these types of awards:

	For the Three Months Ended
	July 28, 2012
	# of shares awarded	Approximate fair value
Director NSUs	46	$131
Performance-based NSUs	—	$—
Restricted shares	15	$43

Director NSU awards vested one year from the date of grant and the Company recognized share-based compensation expense related to these time-based NSU awards on a straight-line basis over the vesting period. The restricted shares in the above table were granted to Company employees and would have vested over a three year period. The Predecessor Company recognized share-based compensation expense for performance-based NSUs on a straight line basis over the vesting period adjusted for changes in the expected level of performance.

The following table presents the share-based compensation expense recognized during the three months ended July 28, 2012:

	For the Three Months Ended
	July 28, 2012
	Gross	Net of Tax
Stock Options	$105	64
Director NSUs	44	27
Performance-based NSUs	—	—
Management Restricted shares	(30)	(18)

Total stock-based compensation epense	$119

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying condensed consolidated statements of operations relating to the Predecessor Company. The income tax benefit related to share-based compensation expense was $46 for the three months ended July 28, 2012. The Predecessor Company recognized share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The total unrecognized share-based compensation expense as of July 27, 2013, April 27, 2013 and July 28, 2012 were as follows:

	July 27, 2013	April 27, 2013	July 28, 2012
Stock Options, net of estimated forfeitures	$—	$2,328	$3,488
NSUs	—	225	115
RSUs	—	1,071	1,447

The weighted average fair value of options granted during the three months ended July 28, 2012 was $1.27 per share. The fair value of options was estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

For the Three Months Ended
July 28, 2012
Average-risk free interest rate	0.95%
Expected volatility	48.15%
Expected term	5.5 years

For the Three Months Ended
July 28, 2012
Total intrinsic value of stock options exercised	$—
Cash received from stock option exercises	$—
Income tax deficiency from stock options	$(91)

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Successor Company’s intangible assets, excluding goodwill (preliminary values):

July 27, 2013	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$9,400	$(96)	$9,304
Publishing rights (20 years)	2,500	(17)	2,483
Trademarks (20 years)	22,100	(147)	21,953
Developed technology (7 years)	6,600	(126)	6,474
Content (5 years)	4,400	(117)	4,283
Perpetual license agreements (5 years)	1,500	(40)	1,460
Favorable leasehold interests (10 years)	1,490	(20)	1,470

Total intangible assets	$47,990	$(563)	$47,427

The gross values were determined by the valuation which was completed as part of the fresh-start accounting. In addition to the intangible assets above, the Successor Company recorded $23,661 of estimated goodwill.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following tables present details of the Predecessor Company’s intangible assets, excluding goodwill:

April 27, 2013	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,760	$(25,248)	$11,512
Publishing rights (15 to 25 years)	113,260	(40,018)	73,242
Non-compete agreements (3.5 to 10 years)	150	(127)	23
Tradenames and trademarks (10 to 30 years)	4,354	(1,424)	2,930
Order backlog and other (less than 1 to 13 years)	1,766	(1,238)	528
Perpetual license agreements (10 years)	14,506	(6,845)	7,661

Total amortizable intangible assets	170,796	(74,900)	95,896

Non-amortizable intangible assets:
Tradenames and trademarks	14,410	—	14,410

Total non-amortizable intangible assets	14,410	—	14,410

Total intangible assets	$185,206	$(74,900)	$110,306

July 28, 2012	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,844	$(23,542)	$13,302
Publishing rights (15 to 25 years)	113,260	(35,810)	77,450
Non-compete agreements (3.5 to 10 years)	5,480	(5,414)	66
Tradenames and trademarks (10 to 30 years)	3,504	(1,280)	2,224
Order backlog and other (less than 1 to 13 years)	1,766	(1,160)	606
Perpetual license agreements (10 years)	14,506	(5,637)	8,869

Total amortizable intangible assets	175,360	(72,843)	102,517

Non-amortizable intangible assets:
Tradenames and trademarks	19,110	—	19,110

Total non-amortizable intangible assets	19,110	—	19,110

Total intangible assets	$194,470	$(72,843)	$121,627

Intangible asset amortization expense included in selling, general and administrative expense for the seven weeks ended July 27, 2013, six weeks ended June 11, 2013 and three months ended July 28, 2012 was $563, $1,138 and $2,589, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Intangible asset amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2014 is estimated to be:

Fiscal 2014 (nine months remaining)	$3,169
Fiscal 2015	4,225
Fiscal 2016	4,225
Fiscal 2017	4,225
Fiscal 2018	4,225
Fiscal 2019	3,182

The following information presents changes to the Predecessor Company’s goodwill during the period beginning July 28, 2012 through April 27, 2013. There were no changes during the six week period ending June 11, 2013.

	Reporting Units			Reporting Units
	Education Resources	Califone	Educational Resources Segment	Science	Planning and Student Development	Reading	Health	Accelerated Learning Segment	Total
Balance at July 28, 2012
Goodwill	$249,695	$14,852	$264,547	$75,652	$181,018	$17,474	$—	$274,144	$538,691
Accumulated impairment losses	(249,695)	(10,959)	(260,654)	(75,652)	(153,603)	(7,772)	—	(237,027)	(497,681)

	$—	$3,893	$3,893	$—	$27,415	$9,702	$—	$37,117	$41,010

Fiscal 2013 Activity:
Impairment losses	—	(3,893)	(3,893)	—	(27,494)	(9,702)	—	(37,196)	(41,089)
Currency translation adjustment	—	—	—	—	79	—	—	79	79

Balance at April 27, 2013
Goodwill	$249,695	$14,852	$264,547	$75,652	$181,097	$17,474	$—	$274,223	$538,770
Accumulated impairment losses	(249,695)	(14,852)	(264,547)	(75,652)	(181,097)	(17,474)	—	(274,223)	(538,770)

	$—	$—	$—	$—	$—	$—	$—	$—	$—

In the third quarter of fiscal 2013, the Company recorded a goodwill impairment charge of $41,089 and an indefinite-lived asset impairment charge of $4,700 as the Predecessor Company concluded that a triggering event occurred in the quarter. Refer to Footnote 8, Goodwill and Other Intangible Assets in the Company’s Form 10-K for the year ended April 27, 2013 for details regarding the fiscal 2013 impairment.

On a preliminary basis, the Successor Company has recorded $23,661 of goodwill. As discussed in Note 3 – Fresh Start Accounting, this goodwill amount may change as the Company finalizes its valuation of assets and liabilities in fiscal 2014.

NOTE 10 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

Investment in unconsolidated affiliate was accounted for under the equity method through the end of the third quarter in fiscal 2013. Effective with the commencement of the Company’s Chapter 11 Cases, the Company no longer maintained a seat on the unconsolidated affiliate’s board of directors as a result of the Company’s Chapter 11 Cases. As a result, the Company no longer had significant influence over the unconsolidated affiliate and began to account for the investment in unconsolidated affiliate under the cost method effective at the beginning of the fourth quarter of fiscal 2013.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The investment in unconsolidated affiliate consisted of the following:

	Percent	Successor	Predecessor
	Owned	July 27, 2013	April 27, 2013	July 28, 2012
Carson- Dellosa Publishing, LLC	35%	$715	$715	$10,019

The Company holds a 35% interest, accounted for under the cost method, in Carson-Dellosa Publishing.

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Income and (losses) are reflected in “Equity in income/ (losses) of investment in unconsolidated affiliate” on the condensed consolidated statement of operations.

NOTE 11 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Successor	Predecessor
	July 27, 2013	April 27, 2013	July 28, 2012
Land	$210	$158	$158
Projects in progress	2,927	2,953	9,831
Buildings and leasehold improvements	7,288	29,804	29,897
Furniture, fixtures and other	29,277	108,877	101,765
Machinery and warehouse equipment	8,910	40,117	39,438

Total property, plant and equipment	48,612	181,909	181,089
Less: Accumulated depreciation	(2,303)	(142,700)	(126,851)

Net property, plant and equipment	$46,309	$39,209	$54,238

Depreciation expense for the seven weeks ended July 27, 2013, six weeks ended June 11, 2013 and three months ended July 28, 2012 was $2,303, $1,845 and $4,427, respectively.

NOTE 12 – DEBT

Long-term debt consisted of the following:

	Successor	Predecessor
	July 27, 2013	April 27, 2013	July 28, 2012
New ABL Facility, maturing in 2018	$60,801	$—	$—
New Term Loan, maturing in 2019	145,000	—	—
New Term Loan Original Issue Discount	(2,835)	—	—
Deferred Cash Payment Obligations, maturing in 2019	12,195	—	—
ABL DIP Agreement	—	43,302	—
Ad Hoc DIP Agreement	—	155,000	—
Asset-Based Credit Agreement, maturing in 2014	—	—	123,426
Term Loan Credit Agreement, maturing in 2014	—	—	70,000
3.75% Convertible Subordinated Notes due 2026, issued 2006, net of unamortized discount	—	163,688	—
Sale-leaseback obligations, effective rate of 8.97%, expiring in 2020	—	11,684	12,444

Total debt	215,161	373,674	364,952
Less: Current maturities	(62,229)	(198,302)	(79,444)
Less: Debt classified as liabilities subject to compromise (Note 3)	—	(175,372)	—

Total long-term debt	$152,932	$—	$285,508

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Successor Company Debt

Credit Agreement

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

Under the Asset-Based Credit Agreement, the Asset-Based Lenders agreed to provide a revolving senior secured asset-based credit facility (the “New ABL Facility”) in an aggregate principal amount of $175,000. Outstanding amounts under the New ABL Facility will bear interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest rate elected by the Company, the fixed charge coverage ratio under the New ABL Facility and the applicable point in the life of the New ABL Facility) (the “Applicable Margin”), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the New ABL Facility bearing interest based upon the Base Rate will be due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate will be due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

The effective interest rate under the New ABL Facility for the seven weeks ended July 27, 2013 was 6.48%, which includes amortization of loan origination fees of $137 and commitment fees on unborrowed funds of $80. As of July 27, 2013, the outstanding balance on the New ABL Facility of $60,801, which was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

The New ABL Facility will mature on June 11, 2018. The Company may prepay advances under the New ABL Facility in whole or in part at any time without penalty or premium. The Company will be required to make specified prepayments upon the occurrence of certain events, including: (1) the amount outstanding on the New ABL Facility exceeding the Borrowing Base (as determined in accordance with the terms of the New ABL Facility), and (2) the Company’s receipt of net cash proceeds of any sale or disposition of assets that are first priority collateral for the New ABL Facility.

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

Term Loan

Also on June 11, 2013, the Company entered into a Credit Agreement (the “New Term Loan Credit Agreement”) among the Company, Credit Suisse AG, as Administrative Agent and Collateral Agent, and the Lenders defined in the New Term Loan Credit Agreement (the “Term Loan Lenders”).

Under the New Term Loan Credit Agreement, the Term Loan Lenders agreed to make a term loan (the “New Term Loan”) to the Company in aggregate principal amount of $145 million including an original issue discount of $2,900. The outstanding principal amount of the New Term Loan will bear interest at a rate per annum equal to the applicable LIBOR rate (with a 1% floor) plus 8.50%, or the base rate plus a margin of 7.50%. Interest on loans under the New Term Loan Credit Agreement bearing interest based upon the base rate will be due quarterly in arrears, and interest on loans bearing interest based upon the LIBOR Rate will be due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

The effective interest rate under the term loan credit facility for the first quarter of fiscal 2013 was 9.5%, which includes amortization of loan origination fees of $135 and original issue discount amortization of $65. As of July 27, 2013, the outstanding balance on the New Term Loan Credit Agreement was $142,165, net of the unamortized original issue discount. Of this amount, $1,428 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. The original issue discount is being amortized as additional interest expense on a straight-line basis over the life of the New Term Loan.

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

The New Term Loan requires the Company to enter into an interest rate hedge, within 90 day of the Effective Date, in an amount equal to at least 50% of the aggregate principal amount outstanding under the New Term Loan. The purpose of the interest rate hedge is to effectively subject a portion of the New Term Loan to a fixed or maximum interest rate. The Company entered into an interest rate hedge for $72,500 of principal in the second quarter of fiscal 2014.

Deferred Cash Payment Obligations

In connection with the Reorganization Plan, general unsecured creditors are entitled to receive a deferred cash payment obligation of 20% of the allowed claim in full settlement of the allowed unsecured claims. Such payment shall accrue quarterly paid-in-kind interest of 5% per annum beginning on the Effective Date. Trade unsecured creditors had the ability to make a trade election to provide agreed upon customary trade terms. If the election was made, those unsecured trade creditors received a deferred cash payment obligation of 45% of the allowed claim in full settlement of those claims. As of the Effective Date, the deferred payment obligations under the trade elections shall accrue quarterly paid-in-kind interest of 10% per annum. All deferred cash payment obligations, along with interest paid-in-kind, are payable in December 2019.

The Company’s reconciliation of general unsecured claims is still in process. The Company currently estimates the deferred payment obligations are $12,195 of which $5,731 represents a 20% recovery for the creditor and $6,464 represents a 45% recovery for the creditor. The Company expects to complete the reconciliation of general unsecured claims in the third quarter of fiscal 2014 and these estimated obligation amounts are subject to change.

Predecessor Company Debt

Bankruptcy-Related Debt

In connection with the filing the Chapter 11 Cases, on January 31, 2013, the Company entered into a Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Bayside DIP Agreement”) by and among the Company, certain of its subsidiaries, Bayside Finance, LLC (“Bayside”) (as Administrative Agent and Collateral Agent), and the lenders party to the Bayside Credit Agreement and a Debtor-in-Possession Credit Agreement (the “ABL DIP Agreement”) by and among Wells Fargo Capital Finance, LLC (as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner) and GE Capital Markets, Inc. (as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent), General Electric Capital Corporation (as Syndication Agent), and the lenders that are party to the Asset-Based Credit Agreement (the “Asset-Based Lenders”) and the Company and certain of its subsidiaries.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Pursuant to a Security and Pledge Agreement, the Bayside DIP Facility was secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Bayside Lenders (the “Intercreditor Agreement”), the Bayside Lenders had a first priority security interest in all interests in real property, all intellectual property, all equipment and fixtures, and certain other assets of the Company and its subsidiaries, and had a second priority security interest in accounts receivable, inventory and certain other assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the Asset-Based Lenders in such assets. The obligations under the Bayside DIP Facility were extinguished with proceeds from the Ad Hoc DIP Agreement discussed below.

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

Pursuant to a Security and Pledge Agreement, the ABL Facility was secured by substantially all assets of the Company and the guarantor subsidiaries. Under the Intercreditor Agreement, the Asset-Based Lenders had a first priority security interest in accounts receivable, inventory and certain other assets of the Company and the subsidiary guarantors, and had a second priority security interest in all interests in real property, all intellectual property, all equipment and fixtures, and certain other assets of the Company and its subsidiaries, subordinate only to the first priority security interest of the Bayside Lenders in such assets.

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

Pre-Bankruptcy Filing Debt

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

The Company recorded a $25,054 charge related to the acceleration of the obligations under the Term Loan Credit Agreement, including the early payment fee. The charge was triggered by the Company’s non-compliance with the minimum liquidity covenant. The early payment fee represented the present value of all interest payments due to Bayside during the term of the Term Loan Credit Agreement. The Company has incurred $1,295 of interest expense related to the $25,054 early payment fee. The Ad Hoc DIP Agreement required $25,000 to be placed in an escrow account as a deposit for an early termination fee payable to Bayside that was provided under the Term Loan Credit Agreement. The official Committee of Unsecured Creditors is contesting that Bayside is entitled to receive the funds. The Bankruptcy Court has ruled that Bayside is entitled to the funds, but the Official Committee of Unsecured Creditors is contesting the ruling and has filed an appeal in the Federal District Court of Delaware. Subsequent to the end of the first quarter of fiscal 2014, this escrow amount, including interest, was released to Bayside, and additional interest accruals have ceased as of the release date. The ruling is still being contested and final resolution of the early termination fee is pending.

Convertible Notes

FASB ASC TOPIC 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the market interest rate at debt issuance without the conversion feature. The Company had two convertible debt instruments outstanding during fiscal 2013. A fair value must be assigned to the equity conversion options of (1) the Company’s $100,000 convertible subordinated debentures (the “2011 Debentures”), which were issued on March 1, 2011 of which $0 and $100,000 in aggregate original principal amount was outstanding as of July 27, 2013 and July 28, 2012, respectively; and (2) the additional $57,500 of the 2011 Debentures, which were issued on July 7, 2011, of which $0 and $57,500 in aggregate original principal amount was outstanding as of July 27, 2013 and July 28, 2012, respectively (collectively, the “Convertible Notes”). The value assigned to the equity conversion option results in a corresponding decrease in the value assigned to the carrying value of the debt portion of the instruments.

The values assigned to the debt portions of the Convertible Notes were determined based on market interest rates for similar debt instruments without the conversion feature as of the respective March 1, 2011 and July 7, 2011 issuance dates of the Convertible Notes. The difference in market interest rates versus the coupon rates on the Convertible Notes results in non-cash interest that is amortized into interest expense over the expected terms of the Convertible Notes. For purposes of the valuation, the Company used an expected term of approximately four years for both the Convertible Notes issued March 1, 2011 and July 7, 2011, which corresponds with the first date the holders of the respective Convertible Notes could put their Convertible Notes back to the Company.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 13 – RESTRUCTURING

In the first three months of fiscal 2013, the Company recorded restructuring costs associated with severance related to headcount reductions, which is recorded in SG&A on the condensed consolidated statements of operations. The following is a reconciliation of accrued restructuring costs for the six weeks ended June 11, 2013, the seven weeks ended July 27, 2013 and the three months ended July 28, 2012:

	Educational Resources	Accelerated Learning	Corporate	Total
Accrued Restructuring Costs at April 27, 2013 (Predecessor)	$(21)	$149	$588	$716
Amounts charged to expense	21	—	—	21
Payments	—	(15)	(167)	(182)

Accrued Restructuring Costs at June 11, 2013 (Predecessor)	$—	$134	$421	$555

Reclassification	406	—	(406)	—
Amounts charged to expense	—	31	—	31
Payments	(158)	(37)	(3)	(198)

Accrued Restructuring Costs at July 27, 2013 (Successor)	$248	$128	$12	$388

	Educational Resources	Accelerated Learning	Corporate	Total
Accrued Restructuring Costs at April 28, 2012 (Predecessor)	$80	$338	$705	$1,123
Amounts charged to expense	381	400	322	1,103
Payments	(101)	(276)	(188)	(565)

Accrued Restructuring Costs at July 28, 2012 (Predecessor)	$360	$462	$839	$1,661

NOTE 14 – SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Educational Resources and Accelerated Learning, which also constitute its reportable segments. The Company operates principally in the United States, with limited operations in Canada. The Educational Resources segment offers products that include basic classroom supplies and office products, supplemental learning materials, physical education equipment, classroom technology, and furniture. The Accelerated Learning segment is a PreK-12 curriculum-based publisher of proprietary and non-proprietary products in the categories of science, reading and literacy, coordinated school health, and planning and student development. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies as included in the Company’s Form 10-K for the fiscal year ended April 27, 2013. Intercompany eliminations represent intercompany sales primarily from our Accelerated Learning segment to our Educational Resources segment, and the resulting profit recognized on such intercompany sales.

	Successor	Predecessor
	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013	Three Months Ended July 28, 2012
Revenues:
Educational Resources	$92,183	$42,789	$173,687
Accelerated Learning	51,321	15,832	78,285
Corporate and intercompany eliminations	(5)	76	167

Total	$143,499	$58,697	$252,139

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Operating income (loss) and income (loss) before taxes:
Educational Resources	$13,522	$2,380	$21,153
Accelerated Learning	16,746	(747)	19,216
Corporate and intercompany eliminations	(8,972)	(9,112)	(11,888)

Operating income	21,296	(7,479)	28,481
Interest expense and reorganization items, net	4,101	(106,563)	9,966

Income before provision for income taxes	$17,195	$99,084	$18,515

	Successor		Predecessor
	July 27, 2013		July 28, 2012
Identifiable assets:
Educational Resources	$198,759		$226,556
Accelerated Learning	171,634		276,183
Corporate assets	102,960		91,029

Total	$473,353		$593,768

	Successor	Predecessor
	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013	Three Months Ended July 28, 2012
Depreciation and amortization of intangible assets and development costs:
Educational Resources	$237	$391	$1,506
Accelerated Learning	2,548	2,001	4,478
Corporate	1,559	1,509	3,100

Total	$4,344	$3,901	$9,084

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$3	$9	$8
Accelerated Learning	955	400	1,777
Corporate	436	297	1,118

Total	$1,394	$706	$2,903

NOTE 15 – RESTRICTED CASH

During the fourth quarter of fiscal 2013, the Company placed $25,000 of cash into a restricted account. The Ad Hoc DIP Agreement required the funds to be placed in an escrow account as a deposit for an early termination fee payable to Bayside that was provided under the Term Loan Credit Agreement. The Bankruptcy Court has ruled that the funds are owed, but the Official Committee of Unsecured Creditors is contesting the ruling and has filed an appeal in the Federal District Court of Delaware. On the Effective Date, an additional $119, representing interest owed, was transferred into the restricted account. For the first quarter of fiscal 2014, the Company recorded $582 of interest related to the unpaid early termination fees for the pre-bankruptcy term loan with Bayside. Subsequent to the end of the first quarter of fiscal 2014, this escrow amount, including interest, was released to Bayside, and additional interest accruals have ceased as of the release date. The ruling is still being contested and final resolution of the early termination fee is pending.

During the first quarter of fiscal 2013, the Company transferred $2,708 of cash into an additional restricted account. The funds in the restricted account serve as collateral primarily for the Company’s workmen’s compensation insurance and other lease obligations, secured by letters of credit. During the first quarter of fiscal 2014 and the third and fourth quarters of fiscal 2013, $601, $972 and $434 respectively, was transferred from the restricted cash account as the letters of credit secured by these amounts were canceled. The remaining restricted funds cannot be withdrawn from our account without prior written consent of the secured parties.

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

.

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

Based on current surveys and recently reported results by education companies in the textbook and curriculum markets, school spending trends in 2013 have continued to be challenging across the industry this school season. While overall state budgets appear to be improving, pressure on educational budgets at the state and municipal level has continued in a significant number of states.

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

On May 23, 2013, the Bankruptcy Court entered an order confirming the Debtors’ Reorganization Plan, and a corrected copy of such order was entered by the Bankruptcy Court on June 3, 2013. The Reorganization Plan became effective on the Effective Date.

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

Exit Facilities

As of the Effective Date, the Debtors closed on the exit credit facilities, the proceeds of which were or will be, among other things, used to (i) pay in cash the DIP Financing Claims, to the extent provided for in the Reorganization Plan, (ii) make required distributions under the Reorganization Plan, (iii) satisfy certain Reorganization Plan-related expenses, and (iv) fund the reorganized Company’s working capital needs. The terms of the exit credit facilities are described under Note 12 of the Notes to Condensed Consolidated Financial Statements – Debt.

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

Results of Operations

Factors Affecting Comparability

Fresh Start Accounting Adjustments

The Company adopted fresh start accounting and reporting effective June 11, 2013, the Fresh Start Reporting Date. The financial statements as of the Fresh Start Reporting Date will report the results of the Successor Company with no beginning retained earnings or accumulated deficit. Any financial statement presentation of the Successor Company represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods presented by the Predecessor Company. The financial statements for periods ended prior to the Fresh Start Reporting Date do not include the effect of any changes in the Predecessor Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

Accordingly, management has provided a non-GAAP analysis entitled “Non-GAAP Financial Information – Combined Results.” Non-GAAP Financial Information – Combined Results combines GAAP results of the Successor Company for the seven weeks ended July 27, 2013 and GAAP results of the Predecessor Company for the six weeks ended June 11, 2013. Management’s non-GAAP analysis compares the Non-GAAP Financial Information – Combined Results to the Predecessor Company’s GAAP results for the three months ended July 28, 2012 through net income.

Non-GAAP Financial Information — Combined Results

Management believes that the presentation of Non-GAAP Financial Information — Combined Results offers a useful non-GAAP normalized comparison to GAAP results of the Predecessor Company for the three months ended July 27, 2013. The Non-GAAP Financial Information — Combined Results presented below are reconciled to the most comparable GAAP measures. .

	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013	Three Months Ended July 27, 2013	Three Months Ended July 28, 2012
Revenues	$143,499	$58,697	$202,196	$252,139
Cost of revenues	83,741	35,079	118,820	148,542

Gross profit	59,758	23,618	83,376	103,597
Selling, general and administrative expenses	35,867	27,473	63,340	75,116
Bankruptcy related restructuring charges	2,595	—	2,595	—

Operating income	21,296	(3,855)	17,441	28,481
Other expense:
Interest expense	2,821	3,235	6,056	9,966
Reorganization items, net	1,280	(106,174)	(104,894)	—

Income before provision for income taxes	17,195	99,084	116,279	18,515
Provision for income taxes	252	1,641	1,893	259

Income before income of unconsolidated affiliate	16,943	97,443	114,386	18,256
Income of unconsolidated affiliate	—	—	—	119

Net income	$16,943	$97,443	$114,386	$18,375

Non-GAAP Combined Results for the Three Months Ended July 27, 2013 compared to Predecessor Company GAAP Results for the Three Months Ended July 28, 2012

Revenues

Combined revenues for the three months ended July 27, 2013 decreased 19.8%, or $50.0 million from the Predecessor Company three months ended July 28, 2012.

Educational Resources segment combined revenues decreased 22.2%, or $38.8 million, from the Predecessor Company three months ended July 28, 2012. Approximately $22 million of the decline was related to the supplies product lines, while the furniture product lines declined approximately $17 million. Despite the revenue decline in the first quarter, the Company believes the second quarter segment revenue will be more comparable to the prior year’s second quarter. This is due to the fact that revenue in the first quarter was negatively impacted by factors related to the Chapter 11 Cases. These factors included continued customer uncertainty during the Chapter 11 Cases and increased backorders associated with the disruption caused in our procurement processes by the bankruptcy. In addition, the Company’s shutdown of the Company’s Mt. Joy, Pennsylvania distribution center and the transfer of the order processing volume to remaining distribution centers resulted in some customer order shipments shifting into the Company’s second quarter.

Accelerated Learning segment combined revenues decreased 14.1%, or $11.2 million, from the Predecessor Company three months ended July 28, 2012. Approximately $5 million of the decline was related to the large curriculum orders in Florida and Mississippi in the prior year’s first quarter which were not expected to recur in the current year. The remaining decline is related primarily to a shifting of orders between the first and second quarters. The Company expects second quarter segment revenues to be comparable to the prior year’s second quarter.

Gross Profit

Combined gross margin for the three months ended July 27, 2013 was 41.3% as compared to 41.1% for the Predecessor Company’s three months ended July 28, 2012.

Educational Resources segment combined gross margin was 35.0% for the three months ended July 27, 2013 as compared to 34.7% for the Predecessor Company three months ended July 28, 2013. The increase in gross margin is related to mix between the furniture and supplies product lines.

Accelerated Learning segment combined gross margin was 52.6% for the three months ended July 27, 2013 as compared to 54.7% for the Predecessor Company three months ended July 28, 2013. Approximately 100 basis points of the decline is related to an increase of $0.4 million of product development costs spread over the lower revenue in the current year’s quarter. The remaining decline is primarily related to product mix as sales of curriculum-related products, particularly non-print reading-based products, declined during the current year first quarter.

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

Combined SG&A for the three months ended July 27, 2013 decreased $11.8 million from $75.1 million in the first quarter of fiscal 2013 to $63.3 million in the first quarter of fiscal 2013. As a percent of revenue, SG&A increased from 29.8% for the three months ended July 28, 2012 to 31.3% for the three months ended July 27, 2013.

Combined SG&A attributable to the Educational Resources and Accelerated Learning segments decreased $11.7 million and Corporate combined SG&A increased $3.5 million in the first quarter as compared to last year’s first quarter.

Educational Resources segment combined SG&A decreased $7.9 million, or 20.1%, from $39.4 million in the first quarter of fiscal 2013 to $31.5 million in the first quarter of fiscal 2014. Approximately $4.9 million of the decrease was due to variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues. In addition, the segment had a decrease of $1.7 million in its marketing costs primarily associated with a decrease in catalog costs. Educational Resources segment combined SG&A increased as a percent of revenues from 22.7% for the three months ended July 28, 2012 to 23.3% for the three months ended July 27, 2013.

Accelerated Learning segment combined SG&A decreased $3.8 million, or 16.0%, from $23.7 million for the three months ended July 28, 2012 to $19.9 million for the three months ended July 27, 2013. Approximately $2.2 million of the decrease was due to variable selling costs associated with decreased revenues. Accelerated Learning segment combined SG&A decreased as a percent of revenues from 30.2% for the three months ended July 28, 2012 to 29.6% for the three months ended July 27, 2013.

Bankruptcy Related Restructuring Charges

In the first quarter of the current year, the Successor Company recorded a $2.6 million of bankruptcy related restructuring charges consisting of costs associated with warehouse closures, transportation costs resulting from bankruptcy related backorders and consulting fees.

Interest Expense

Combined interest expense decreased $3.9 million, from $10.0 million in the first quarter of fiscal 2013 to $6.1 million in the first quarter of fiscal 2014.

The Predecessor Company recorded $3.7 million of interest expense on its convertible debt in the first quarter of fiscal 2013, of which $2.2 million was non-cash interest expense. Interest expense on the convertible debt was not accrued subsequent to the Chapter 11 filing. In the first quarter of fiscal 2014, the Predecessor Company would have recorded $1.6 million of convertible debt interest expense, absent the Chapter 11 Cases for the period up to the Effective Date. However, the convertible debt was canceled in accordance with the Reorganization Plan with those debt holders receiving 35% of the equity of the Successor Company.

First quarter fiscal 2014 interest expense associated with the Successor Company’s term loan was approximately $2.2 million greater than the Predecessor Company’s term loan interest expense in the first quarter of fiscal 2013 due to an increase in average borrowings in the exit financing term loan as compared to the pre-bankruptcy term loan, partially offset by a decrease in the borrowing rate. Interest expense in the prior’s first quarter included $2.5 million of debt issuance costs write-offs, as compared to zero in the current year, associated the debt refinancing completed in May, 2012.

The Company recorded approximately $0.6 million of interest related to the unpaid early termination fees for the pre-bankruptcy term loan with Bayside. The unpaid early termination fees were paid into an escrow account in the fourth quarter of last year. Subsequent to the end of the first quarter of fiscal 2014, this escrow amount, including interest, was released to Bayside, and additional interest accruals have ceased as of the release date.

Reorganization Items, Net

In the first quarter of the current year, the Predecessor Company recorded a $109.8 million net reorganization gain. This consists of $161.9 million of cancellation of indebtedness income, offset by $21.9 million of professional, financing and other fees and $30.2 million of fresh start and other reorganization adjustments.

Liquidity and Capital Resources

At July 27, 2013, the Company had working capital of $135.5 million. Our capitalization at July 27, 2013 was $353.1 million and consisted of total debt of $215.2 million and stockholders’ equity of $137.9 million.

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

Pursuant to a Security and Pledge Agreement, the Bayside DIP Facility was secured by a substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Bayside Lenders (the “Intercreditor Agreement”), the Bayside Lenders had a first priority security interest in all interests in real property, all intellectual property, all equipment and fixtures, and certain other assets of the Company and its subsidiaries, and had a second priority security interest in accounts receivable, inventory and certain other assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the Asset-Based Lenders in such assets. The obligations under the Bayside DIP Facility were extinguished with proceeds from the Ad Hoc DIP Agreement discussed below.

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

Net cash used in operating activities for the Successor Company and the Predecessor Company was $41.4 million and $20.0 million, respectively, for the current year’s first quarter. This compares with cash used in operations of $52.9 million in the prior year’s first quarter. The increase in cash used in operations in the first quarter of fiscal 2014 is related to decreased income partially offset by working capital.

Net cash used in investing activities was $0.9 million for the Successor Company and $0.7 million for the Predecessor Company, which on a combined basis was down $4.0 million from last year’s first quarter. Approximately $3 million of the decline was related to changes in restricted cash accounts which were funded in last year’s first quarter. The remaining decline is timing related as the Company expects its to spend approximately $15 million to $16 million on investing activities for the full year of fiscal 2014.

Cash flow from financing activities for the Predecessor Company reflects cash payments of $148.6 million to retire debtor-in-possession financing. The proceeds of the exit financing were $165.9 million for the Predecessor Company. The Predecessor Company incurred $9.4 million of debt issuance costs. Net borrowings on the debtor-in-possession ABL were $7.6 million for the period ended June 11, 2013. Net borrowings on the New ABL Facility were $37.0 million for the period ended July 27, 2013.

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

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by us or on our behalf, in this Quarterly Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 27, 2013.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended April 27, 2013.

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

SCHOOL SPECIALTY, INC.
(Registrant)

September 16, 2013	/s/ James R. Henderson
Date	James R. Henderson
Chief Executive Officer
(Principal Executive Officer)

September 16, 2013	/s/ David N. Vander Ploeg
Date	David N. Vander Ploeg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 2 to Senior Secured Super Priority Debtor-In-Possession Credit Agreement, dated as of May 3, 2013 by and among School Specialty, Inc., certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.37 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013).

10.2	Amendment No. 3 to Senior Secured Super Priority Debtor-In-Possession Credit Agreement, dated as of May 21, 2013 by and among School Specialty, Inc., certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.38 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013).

10.3	Loan Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Bank of America, N.A. as agent (incorporated by reference to Exhibit 10.39 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013).

10.4	Credit Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.40 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013).

10.5	Guarantee and Collateral Agreement, dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.41 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013).

10.6	Guarantee and Collateral Agreement, dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.42 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013).

10.7	Retention Agreement, dated August 19, 2013, by and between David N. Vander Ploeg and School Specialty, Inc.

10.8	Transition and Separation Agreement and Mutual General Release, dated July 22, 2013, by and between Michael P. Lavelle and School Specialty, Inc.

10.9	Letter Agreement dated July 22, 2013, by and between James R. Henderson and School Specialty, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended July 27, 2013 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.