Form 10-Q/A
period 2013-07-27
SCHOOL SPECIALTY INC
filed 2013-12-16
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended July 27, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on September 16, 2013 (the “Original Quarterly Report”). This Form 10-Q/A is being filed to restate the condensed consolidated statement of operations of the Predecessor Company (as defined below) for the six weeks ended June 11, 2013, the condensed consolidated statement of comprehensive income of the Predecessor Company for the six weeks ended June 11, 2013 and the condensed consolidated statement of cash flows of the Predecessor Company for the six weeks ended June 11, 2013, and certain footnote disclosures thereto.

The Company concluded it needed to restate these condensed consolidated financial statements due to a misstatement in the accounting treatment of the cancellation of certain debt in connection with the issuance of certain shares of common stock pursuant to the Company’s Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as corrected), entered by the Bankruptcy Court on June 3, 2013 in connection with the Chapter 11 Cases. The Company has completed this evaluation and determined that the related accounting treatment was incorrect.

The Company will restate its previously issued condensed consolidated statement of operations for the six weeks ended June 11, 2013 to record loss of $21.4 million related to the cancellation of debt in connection with the equity issuance as a reorganization item. This non-cash reorganizational charge represents the excess fair value of equity provided to the Ad Hoc DIP lenders in satisfaction of the portion of the DIP borrowings not satisfied with cash. The restatement did not impact the financial statements of the Successor Company (as defined below).

As of June 11, 2013, the Company adopted fresh start accounting in accordance with ASC 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. References to “Predecessor Company” in this Form 10-Q/A refer to the financial position and results of operations of the Company prior to the bankruptcy emergence and references to “Successor Company” refer to the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013.

The effects of this restatement are described in Note 2 to the condensed consolidated financial statements. We have not updated the financial statement disclosures for any significant events that have occurred subsequent to the filing of the Original Quarterly Report, other than the restatement.

The following sections have been amended from the Original Quarterly Report as a result of the restatement described above:

•	Part I - Item 1. Condensed Consolidated Unaudited Financial Statements

•	Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I - Item 4. Controls and Procedures

This Form 10-Q/A also includes as exhibits certifications from our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2) dated as of the date of this filing. Except as described above, no other sections of the Original Quarterly Report have been amended. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JULY 27, 2013

PART I - FINANCIAL INFORMATION

		Page Number
ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at July 27, 2013(Successor Company, April 27, 2013 and July 28, 2012 (Predecessor Company)	2

	Condensed Consolidated Statements of Operations for the Seven Weeks Ended July 27, 2013 (Successor Company), Six Weeks Ended June 11, 2013 (Restated) and Three Months Ended July 28, 2012 (Predecessor Company)	3

	Condensed Consolidated Statements of Comprehensive Income for the Seven Weeks Ended July 27, 2013 (Successor Company), Six Weeks Ended June 11, 2013 (Restated) and Three Months Ended July 28, 2012 (Predecessor Company)	4

	Condensed Consolidated Statements of Cash Flows for the Seven Weeks Ended July 27, 2013 (Successor Company), Six Weeks Ended June 11, 2013 (Restated) and Three Months Ended July 28, 2012 (Predecessor Company)	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	33

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42

ITEM 4.	CONTROLS AND PROCEDURES	42

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	43

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

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	Successor Company	Predecessor Company
	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013 (As Restated, see Note 2)	Three Months Ended July 28, 2012
Revenues	$143,499	$58,697	$252,139
Cost of revenues	83,741	35,079	148,542

Gross profit	59,758	23,618	103,597
Selling, general and administrative expenses	35,867	27,473	75,116
Bankruptcy related restructuring charges	2,595	—	—

Operating income (loss)	21,296	(3,855)	28,481

Other expense:
Interest expense	2,821	3,235	9,966
Reorganization items, net	1,280	(84,799)	—

Income before provision for income taxes	17,195	77,709	18,515
Provision for income taxes	252	1,641	259

Income before income of unconsolidated affiliate	16,943	76,068	18,256
Income of unconsolidated affiliate	—	—	119

Net income	$16,943	$76,068	$18,375

Weighted average shares outstanding:
Basic	1,000	18,922	18,899
Diluted	1,000	18,922	18,906

Net Income per Share:
Basic	$16.94	$4.02	$0.97
Diluted	$16.94	$4.02	$0.97

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Successor Company	Predecessor Company
	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013 (As Restated, see Note 2)	Three Months Ended July 28, 2012
Net income	$16,943	$76,068	$18,375
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(7)	(101)	(1,323)

Total comprehensive income	$16,936	$75,967	$17,052

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Successor Company	Predecessor Company
	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013 (As Restated, see Note 2)	Three Months Ended July 28, 2012
Cash flows from operating activities:
Net income	$16,943	$76,068	$18,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	2,866	2,983	7,016
Amortization of development costs	1,478	918	2,068
Non-cash reorganization items	—	(99,668)	—
Amortization of debt fees and other	392	9	3,053
(Income) loss of unconsolidated affiliate	—	—	(119)
Share-based compensation expense	—	—	119
Non-cash convertible debt interest expense	—	—	2,222
Changes in current assets and liabilities:
Accounts receivable	(72,188)	(8,011)	(115,498)
Inventories	(2,182)	(18,255)	(11,966)
Deferred catalog costs	1,377	1,754	3,964
Prepaid expenses and other current assets	5,010	722	49
Accounts payable	10,879	11,012	28,324
Accrued liabilities	(6,067)	12,488	9,492

Net cash used in operating activities	(41,492)	(19,980)	(52,901)

Cash flows from investing activities:
Additions to property, plant and equipment	(514)	(243)	(1,185)
Change in restricted cash	482	—	(2,708)
Investment in product development costs	(880)	(463)	(1,718)

Net cash used in investing activities	(912)	(706)	(5,611)

Cash flows from financing activities:
Proceeds from bank borrowings, net	37,042	7,561	478,668
Repayment of debt and capital leases	—	(148,619)	(406,623)
Issuance of debt	—	165,924	—
Payment of debt fees and other	(385)	(9,415)	(8,475)

Net cash provided by financing activities	36,657	15,451	63,570

Net increase/(decrease) in cash and cash equivalents	(5,747)	(5,235)	5,058
Cash and cash equivalents, beginning of period	15,534	20,769	484

Cash and cash equivalents, end of period	$9,787	$15,534	$5,542

Supplemental disclosures of cash flow information:
Interest paid	$2,152	$601	$4,504
Income taxes paid	$—	$—	$371

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

During the period January 28, 2013 through June 11, 2013, School Specialty, Inc. and certain of its subsidiaries operated as debtors-in-possession under bankruptcy court jurisdiction (see Note 3). In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 852, Reorganizations, for periods including and subsequent to the filing of the Chapter 11 petition through the bankruptcy emergence date of June 11, 2013, all expenses, gains and losses that resulted from the reorganization were reported separately as reorganization items in Consolidated Statements of Operations. Net cash used for reorganization items was disclosed separately in the Consolidated Statements of Cash Flows, and liabilities subject to compromise were reported separately in the Consolidated Balance Sheets.

As discussed in Note 4 – Fresh Start Accounting, as of June 11, 2013, the Company adopted fresh start accounting in accordance with ASC 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements as of July 27, 2013 and for the seven weeks then ended and any references to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In the six week period ended June 11, 2013, the Predecessor Company recorded an adjustment to “Reorganization items, net” on its condensed consolidated statements of operations. The adjustment was due to a correction to the accounting treatment of the cancellation of debt in connection with the issuance of certain shares of common stock.

As part of the Reorganization Plan (defined below), certain lenders received cash and common stock with a fair value in excess of the book value of the corresponding cancelled debt. This excess value of $21,375 was incorrectly excluded from the reported reorganization items. The effect of the correction reduces the reorganization items for the six weeks ended June 11, 2013 from $106,174 as originally reported, to $84,799.

The effects of the restatement on the Predecessor Company’s condensed consolidated statement of operations for the six weeks ended June 11, 2013 are presented below.

	Predecessor Company - Six Weeks Ended June 11, 2013
	As previously filed	Restated	Effects of Adjustment
Revenues	$58,697	$58,697	$—
Cost of revenues	35,079	35,079	—

Gross profit	23,618	23,618	—
Selling, general and administrative expenses	27,473	27,473	—

Operating income (loss	(3,855)	(3,855)	—

Other expense:
Interest expense	3,235	3,235	—
Reorganization items, net	(106,174)	(84,799)	21,375

Income (loss) before provision for income taxes	99,084	77,709	(21,375)
Provision for income taxes	1,641	1,641	—

Net income (loss)	$97,443	$76,068	$(21,375)

Weighted average shares outstanding:
Basic	18,922	18,922	—
Diluted	18,922	18,922	—

Net Income (Loss) per Share:
Basic	$5.15	$4.02	$(1.13)
Diluted	$5.15	$4.02	$(1.13)

The effects of the restatement on the Predecessor Company’s condensed consolidated statement of comprehensive income for the six weeks ended June 11, 2013 are presented below.

	Predecessor Company - Six Weeks Ended June 11, 2013
	As previously filed	Restated	Effects of Adjustment
Net income (loss)	$97,443	$76,068	$(21,375)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(101)	(101)	—

Total comprehensive income (loss)	$97,342	$75,967	$(21,375)

The effects of the restatement on the Predecessor Company’s condensed consolidated statement of cash flows for the six weeks ended June 11, 2013 are presented below.

	Predecessor Company - Six Weeks Ended June 11, 2013
	As previously filed	Restated	Effects of Adjustment
Cash flows from operating activities:
Net income	$97,443	$76,068	$(21,375)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	2,983	2,983	—
Amortization of development costs	918	918	—
Non-cash reorganization items	(121,043)	(99,668)	21,375
Amortization of debt fees and other	9	9	—
(Income) loss of unconsolidated affiliate	—	—	—
Share-based compensation expense	—	—	—
Non-cash convertible debt interest expense	—	—	—
Changes in current assets and liabilities:
Accounts receivable	(8,011)	(8,011)	—
Inventories	(18,255)	(18,255)	—
Deferred catalog costs	1,754	1,754	—
Prepaid expenses and other current assets	722	722	—
Accounts payable	11,012	11,012	—
Accrued liabilities	12,488	12,488	—

Net cash used in operating activities	(19,980)	(19,980)	—

Cash flows from investing activities:
Additions to property, plant and equipment	(243)	(243)	—
Change in restricted ash	—	—	—
Investment in product development costs	(463)	(463)	—

Net cash used in investing activities	(706)	(706)	—

Cash flows from financing activities:
Proceeds from bank borrowings, net	7,561	7,561	—
Repayment of debt and capital leases	(148,619)	(148,619)	—
Issuance of debt	165,924	165,924	—
Payment of debt fees and other	(9,415)	(9,415)	—

Net cash provided by financing activities	15,451	15,451	—

Net increase/(decrease) in cash and cash equivalents	(5,235)	(5,235)	—
Cash and cash equivalents, beginning of period	20,769	20,769	—

Cash and cash equivalents, end of period	$(15,534)	$15,534	$—

Supplemental disclosures of cash flow information:
Interest paid	$601	$601	$—
Income taxes paid	$—	$—	$—

NOTE 3 – BANKRUPTCY PROCEEDINGS

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In addition, the Reorganization Plan generally provides for the treatment of allowed claims against, and equity interests in, the Debtors as follows:

•	The lenders under the Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Ad Hoc DIP Agreement”) by and among the Company, certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent and the lenders party thereto were entitled to receive (i) cash in an approximate amount of $98,000, and (ii) 65% of the common stock of the reorganized Company. The fair value of the 65% ownership interest was approximately $78,600 as of the Effective Date. Approximately $57,000 of this value was in satisfaction of the portion of the Ad Hoc DIP not settled in cash with approximately $21,000 representing excess value received by the Ad Hoc DIP lenders;

•	Each holder of an allowed general unsecured claim is entitled to receive a deferred cash payment equal to 20% of such allowed claim, plus interest, on the terms described in the Reorganization Plan;

•	Each holder of an unsecured claim arising from the provision of goods and/or services to the Debtors in the ordinary course of its pre-petition trade relationship with the Debtors, with whom the reorganized Debtors continue to do business after the Effective Date, is entitled to receive a deferred cash payment equal to 20% of such claim, plus interest, on the terms described in the Reorganization Plan. Such holders may increase their percentage recoveries to 45%, plus interest, by electing to provide the reorganized Debtors with customary trade terms for a specified period, as described in the Reorganization Plan;

•	Each holder of the Company’s 3.75% Convertible Subordinated Debentures due 2026, as further described elsewhere in this report, received its pro rata share of 35% of the common stock of the reorganized Company;

•	Each holder of an allowed general unsecured claim or allowed trade unsecured claim of $3 or less, or any holder of a general unsecured claim or trade unsecured claim in excess of $3 that agreed to voluntarily reduce the amount of its claim to $3 under the terms described in the Reorganization Plan, was entitled to receive a cash payment equal to 20% of such allowed claim on or as soon as practicable after the Effective Date; and

•	Holders of equity interests in the Company prior to the Effective Date, including claims arising out of or with respect to such equity interests, were not entitled to receive any distribution under the Reorganization Plan.

Exit Facilities

As of the Effective Date, the Debtors closed on the exit credit facilities, the proceeds of which were or will be, among other things, used to (i) pay in cash the DIP Financing Claims, to the extent provided for in the Reorganization Plan, (ii) make required distributions under the Reorganization Plan, (iii) satisfy certain Reorganization Plan-related expenses, and (iv) fund the reorganized Company’s working capital needs. The terms of the exit credit facilities are described under Note 13 of the Notes to Condensed Consolidated Financial Statements - Debt.

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

During the Chapter 11 Cases, the Company’s ability to continue as a going concern was contingent upon its ability to comply with the financial and other covenants contained in its ABL DIP Agreement and Ad Hoc DIP Agreement (see Note 13), the Bankruptcy Court’s approval of the Company’s Reorganization Plan and the Company’s ability to successfully implement the Company’s plan and obtain exit financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and satisfaction of liabilities were subject to uncertainty. The Company emerged from Chapter 11 in June, 2013. As a result of emergence from bankruptcy, as well as projected compliance with applicable financial, affirmative, and negative covenants, management believes that the Company has resolved the previous substantial doubt relative to the Company’s ability to continue as a going concern described above.

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

Prior to the Effective Date, the Predecessor Company’s financial statements included in this Quarterly Report on Form 10-Q/A do not purport to reflect or provide for the consequences of the Chapter 11 bankruptcy proceeding. In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to stockholders’ deficit accounts, the effects of any changes that may be made in the Predecessor Company’s capitalization; or (iv) as to operations, the effects of any changes that may be made to the Predecessor Company’s business.

NOTE 4 – FRESH START ACCOUNTING

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

In accordance with FASB ASC 852, the Predecessor Company’s results of operations prior to the Effective Date include (i) a pre-emergence gain of $161,943 resulting from the discharge of liabilities under the Reorganization Plan, partially offset by the issuance of new School Specialty, Inc. common stock and additional capital; (ii) pre-emergence charges to earnings of $46,878 recorded as reorganization items resulting from certain costs and expenses relating to the Reorganization Plan becoming effective, including the cancellation of certain debt upon issuance of new equity and the cancellation of equity-based awards of the Predecessor; and (iii) a pre-emergence decrease in earnings of $30,266 resulting from the aggregate changes to the net carrying value of our pre-emergence assets and liabilities to reflect their fair values under fresh start accounting, as well as the recognition of goodwill. See Note 5, “Reorganization Items, Net” for additional information.

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

Fresh start accounting and reporting permits the selection of appropriate accounting policies for the Successor Company. The Predecessor Company’s significant accounting policies that were disclosed in our Annual Report on Form 10-K for the year ended April 27, 2013 were adopted by the Successor Company as of the Effective Date, though many of the account balances were affected by the reorganization and fresh start adjustments presented below.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

AS OF JUNE 11, 2013

	June 11, 2013
	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current assets:
Cash and cash equivalents	$11,052	$4,363	(1)	$—		$15,415
Restricted cash	26,421	—		—		26,421
Accounts receivable	66,894	—		(250	) (8)	66,644
Inventories	110,830	—		(8,147	) (8)	102,683
Other current assets	45,819	321	(2)	(2,162	) (8)	43,978

Total current assets	261,016	4,684		(10,559)		255,141
Property, plant and equipment, net	37,604	(6,202	) (2)	16,895	(8)	48,297
Goodwill	—	—		23,661	(8)(9)	23,661
Intangible assets, net	109,155	—		(61,166	) (8)	47,989
Development costs and other	31,142	8,255	(3)	—		39,397

Total assets	$438,917	$6,737		$(31,169)		$414,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,226	$—		$—		$38,226
Accrued compensation	7,229	(315	) (2)	—		6,914
Other accrued liabilities	60,301	9,947	(2)(4)(6)	(903	) (8)	69,345

Total current liabilities	105,756	9,632		(903)		114,485
Long-term debt	205,863	(39,939	) (5)	—		165,924
Other liabilities	925	12,195	(2)(6)	—		13,120
Liabilities subject to compromise	223,988	(223,988	) (6)	—		—

Total liabilities	$536,532	$(242,100)		$(903)		$293,529

Commitments and contingencies
Stockholders’ equity:
Common stock - Predecessor	$24	$(24	) (7)	$—		$—
Capital in excess of par value - Predecessor	446,232	(446,232	) (7)	—		—
Treasury Stock - Predecessor	(186,637)	186,637	(7)	—		—
Accumulated (deficit) and other comprehensive income - Predecessor	(357,234)	387,500	(7)	(30,266	) (7)(8)	—
Common stock - Successor	—	1	(7)	—		1
Capital paid-in excess of par value - Successor	—	120,955	(7)	—		120,955

Total stockholders’ equity	(97,615)	248,837		(30,266)		120,956

Total liabilities and stockholders’ equity	$438,917	$6,737		$(31,169)		$414,485

(1)	The Company deposited $7,647 of proceeds from its exit financing into a segregated cash account which is used to pay administrative claims and certain advisors in the bankruptcy proceedings. The Company utilized $3,284 of its cash balance immediately prior to emergence to fund a portion of the cash requirements from exit financing.
(2)	The Company recorded adjustments related to various contract rejections or amendments completed as part of the Reorganization Plan. This included a $6,202 write down of property, plant and equipment related to the amendment of capital lease obligations for the Mansfield, OH distribution center and the rejection of capital lease obligations for the Company’s Agawam, MA property. In addition, the Company recorded $920 related to various contract damages relating to lease rejections and severance obligations, classified between long-term and short-term liabilities.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(3)	In connection with entering into the exit financing facilities, the Company capitalized $8,255 of deferred financing costs.
(4)	Pursuant to bankruptcy proceedings, additional professional fees of $2,057 were recorded. In addition, certain administrative and convenience claims of $8,435 were recorded as current liabilities, offset by accrued interest expense converted to new Successor Company equity.
(5)	The table below presents refinancing of the Predecessor long-term debt. The Company issued $78,620 of new Successor Company equity (including $21,375 in excess of debt carrying amount), partially offset by $17,306 of debt discount and other financing costs. The current portion of the reorganized debt was $25,251, which includes of $23,823 of new Successor Company ABL loan.

June 11, 2013
Predecessor Company long-term debt	$205,863
Reorganization adjustments:
Issuance of Successor Company equity	(78,620)
Equity issuance in excess of debt carrying amount	21,375
Financing costs and professional fees paid with exit financing	17,306

Reorganized Successor Company long-term debt	$165,924

(6)	Liabilities subject to compromise generally refer to pre-petition obligations, secured or unsecured, that may be impaired by a plan of reorganization. FASB ASC 852 requires such liabilities, including those that became known after filing the Chapter 11 petitions, be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represented the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process. Liabilities subject to compromise also includes items that may be assumed under the Reorganization Plan, and may be subsequently reclassified to liabilities not subject to compromise. Liabilities subject to compromise also include certain pre-petition liabilities including accrued interest and accounts payable. At April 27, 2013, liabilities subject to compromise were $228,302, of which administrative claim payments of $4,314 were made in the Predecessor period of the current year. The table below identifies the principal categories of liabilities subject to compromise at June 11, 2013:

June 11, 2013
Accounts payable	$47,683
2011 Debentures	163,688
Pre-petition accrued interest on 2011 Debentures	979
Sale-leaseback obligations	11,638

Liabilities subject to compromise	$223,988

(7)	The Company recorded elimination of (1) Predecessor Company’s common stock, (2) Predecessor Company’s capital in excess of par value, (3) Predecessor Company’s treasury stock, and (4) Predecessor Company’s accumulated deficit and accumulated other comprehensive loss. The following table represents reorganization value to be allocated to assets reconciled to the Successor Company Equity. The Company recorded Successor Company common stock of $1 and capital in excess of par value of $120,955.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

June 11, 2013
Total reorganization value to be allocated to assets	$414,485
Less: Debt	(179,044)
Less: Other liabilities	114,485

Successor Company Equity	$120,956

(8)	The following table represents the adjustments for fresh start accounting primarily related to recording goodwill, recording our intangible assets, fixed assets, and other assets and liabilities at fair value and related deferred income taxes in accordance with ASC 805. Additionally, such fresh start accounting adjustments reflect the increase in inventory reserve of $6,600, and elimination of certain capitalized costs of $1,426. The Company also recorded other fresh start accounting adjustments relating to (1) deferred rent included in current liabilities, (2) vendor rebates receivables in current assets, and (3) other current assets and liabilities as a result of fresh start accounting. In addition, the impact of fresh start accounting adjustments on the accumulated retained earnings was eliminated.

June 11, 2013
Fresh start accounting adjustments:
Goodwill	$23,661
Fair value adjustment to intangible assets	(61,166)
Fair value adjustment to fixed assets	16,895
Fresh start accounting adjustments relating to inventory	(8,147)
Other fresh start accounting adjustments	(1,509)

Total fresh start accounting adjustments	$(30,266)

(9)	The following table represents a reconciliation of the enterprise value attributed to assets, determination of the total reorganization value to be allocated to these assets and the determination of goodwill:

June 11, 2013
Enterprise value attributed to School Speciality	$300,000
Plus: other liabilities (excluding debt)	114,485

Total reorganization value to be allocated to assets	414,485
Less: fair value assigned to tangible and intangible assets	(390,824)

Value of School Specialty assets in excess of fair value (Goodwill)	$23,661

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 5 – REORGANIZATION ITEMS, NET

Reorganization items directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code have been recorded on a separate line item on the condensed consolidated statement of operations. The following table displays the details of reorganization items for the seven weeks ended July 27, 2013 and the six weeks ended June 11, 2013:

	Successor Company	Predecessor Company
	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013
Liabilities subject to compromise	$—	$223,988
Issuance of capital in excess of par value	—	(42,335)
Reclassified into other balance sheet liability accounts	—	(19,710)

Settlement of liabilities subject to compromise	$—	$161,943

Fresh start accounting adjustments:
Goodwill	$—	$23,661
Fair value adjustment to intangible assets	—	(61,166)
Fair value adjustment to fixed assets	—	16,895
Fresh start accounting adjustments relating to inventory	—	(8,147)
Other fresh start accounting adjustments	—	(1,509)

Total fresh start accounting adjustments	$—	$(30,266)

Other reorganization adjustments:
Asset write-downs due to contract rejections	$—	$(7,011)
Professional fees	(1,280)	(10,512)
Cancellation of equity based awards	—	$(3,624)
Financing fees	—	(2,853)
Issuance of equity in excess of debt carrying amount	—	(21,375)
Other	—	(1,503)

Total other reorganization adjustments	$(1,280)	$(46,878)

Total Reorganization items, net	$(1,280)	$84,799

The 2011 Debentures and related accrued interest within the liabilities subject to compromise at June 11, 2013 were settled by the issuance of new common stock representing 35% ownership in the Successor Company, with an estimated fair value of $42,335. The portion of accounts payable within the liabilities subject to compromise that will be paid in accordance with the Reorganization Plan were classified between long-term and short-term liabilities. Administrative claims totaling $8,335 were classified as short-term with any remaining recoveries under the Reorganization Plan classified as Deferred Cash Payments in long-term debt (see Footnote 13 – Debt). Since the value of Common Stock issued and the amounts to be paid in cash at a later date were less than the liabilities subject to compromise, the Predecessor Company recorded a gain on reorganization of $161,943 for the six weeks ended June 11, 2013.

Fresh start accounting adjustments resulted in a net asset write down of $30,266 which has partially offset the gain related to the settlement of liabilities subject to compromise. The fresh start accounting adjustments are related to the preliminary valuation done in accordance with the adoption of the fresh start accounting. See Note 4 – Fresh Start Accounting for information on these fresh start valuation adjustments.

Further offsetting a portion of the gain related to the settlement of liabilities subject to compromise is $46,878 of other reorganizational adjustments. Equity issued to the Ad Hoc DIP lenders in excess of the debt carrying amount was $21,375. Professional fees and financing fees associated with the Predecessor Company’s debtor-in possession financings were $13,365. The cancellation of equity awards outstanding as of the Effective Date triggered $3,624 of unrecognized stock-based compensation expense. In addition, the rejection of certain leases pursuant to the Reorganization Plan resulted in an additional $7,011 of expense.

NOTE 6 – INCOME TAXES

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity (deficit) during the six weeks ended June 11, 2013 (Predecessor Company) and the seven weeks ended July 27, 2013 (Successor Company) were as follows:

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance, April 27, 2013 (Predecessor Company)	$24	$446,232	$(361,192)	$(186,637)	$22,381	$(79,192)
Net income	—	—	76,068	—	—	76,068
Foreign currency translation adjustment					(101)	(101)
Cancellation of Predecessor Company common stock	(24)	—	—	—	—	(24)
Elimination of Predecessor Company capital in excess of par	—	(446,232)	—	—	—	(446,232)
Elimination of Predecessor Company accumulated deficit	—	—	285,124	—	—	285,124
Elimination of Predecessor Company treasury stock	—	—	—	186,637	—	186,637
Elimination of Predecessor Company accumulated other comprehensive loss	—				(22,280)	(22,280)

Balance, June 11, 2013 (Predecessor Company)	$—	$—	$—	$—	$—	$—

Issuance of Successor Company Common Stock	$1	$—	$—	$—	$—	$1
Establishment of Successor Company capital in excess of par	—	120,955	—	—	—	120,955

Balance, June 12, 2013 (Successor Company)	1	120,955	—	—	—	120,956
Net income			16,943			16,943
Foreign currency translation adjustment					(7)	(7)

Balance, July 27, 2013 (Successor Company)	$1	$120,955	$16,943	$—	$(7)	$137,892

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 8 - EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Seven weeks ended July 27, 2013:
Basic and diluted EPS	$16,943	1,000	$16.94

Six weeks ended June 11, 2013:
Basic EPS	$76,068	18,922	$4.02

Effect of dilutive stock options		—
Effect of dilutive non-vested stock and restricted shares		—

Diluted EPS	$76,068	18,922	$4.02

Three months ended July 28, 2012:
Basic EPS	$18,375	18,899	$0.97

Effect of dilutive stock options		—
Effect of dilutive non-vested stock and restricted shares		7

Diluted EPS	$18,375	$18,906	$0.97

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

NOTE 9 - SHARE-BASED COMPENSATION EXPENSE

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

In conjunction with the Reorganization Plan which became effective on June 11, 2013 (see Note 3 – Bankruptcy Proceedings), all shares, options, NSUs and restricted shares that were outstanding on the Effective Date were canceled. As a result, the Predecessor Company recognized a $3,624 reorganization item related to the unrecognized share-based compensation expense as of April 27, 2013 which was triggered upon the cancellation of the awards.

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

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

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

On a preliminary basis, the Successor Company has recorded $23,661 of goodwill. As discussed in Note 4 – Fresh Start Accounting, this goodwill amount may change as the Company finalizes its valuation of assets and liabilities in fiscal 2014.

NOTE 11 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

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

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

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

NOTE 13 – DEBT

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

NOTE 14 – RESTRUCTURING

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Operating income (loss) and income (loss) before taxes:
Educational Resources	$13,522	$2,380	$21,153
Accelerated Learning	16,746	(747)	19,216
Corporate and intercompany eliminations	(8,972)	(5,488)	(11,888)

Operating income	21,296	(3,855)	28,481
Interest expense and reorganization items, net	4,101	(81,564)	9,966

Income before provision for income taxes	$17,195	$77,709	$18,515

	Successor		Predecessor
	July 27, 2013		July 28, 2012
Identifiable assets:
Educational Resources	$198,759		$226,556
Accelerated Learning	171,634		276,183
Corporate assets	102,960		91,029

Total	$473,353		$593,768

	Successor	Predecessor
	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013	Three Months Ended July 28, 2012
Depreciation and amortization of intangible assets and development costs:
Educational Resources	$237	$391	$1,506
Accelerated Learning	2,548	2,001	4,478
Corporate	1,559	1,509	3,100

Total	$4,344	$3,901	$9,084

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Educational Resources	$3	$9	$8
Accelerated Learning	955	400	1,777
Corporate	436	297	1,118

Total	$1,394	$706	$2,903

NOTE 16 – RESTRICTED CASH

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

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

Exit Facilities

As of the Effective Date, the Debtors closed on the exit credit facilities, the proceeds of which were or will be, among other things, used to (i) pay in cash the DIP Financing Claims, to the extent provided for in the Reorganization Plan, (ii) make required distributions under the Reorganization Plan, (iii) satisfy certain Reorganization Plan-related expenses, and (iv) fund the reorganized Company’s working capital needs. The terms of the exit credit facilities are described under Note 13 of the Notes to Condensed Consolidated Financial Statements – Debt.

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

Results of Operations

Management’s Discussion and Analysis has been revised for the effects of the restatement, see Note 2 to the condensed consolidated financial statements in Item 1.

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

	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013	Three Months Ended July 27, 2013	Three Months Ended July 28, 2012
Revenues	$143,499	$58,697	$202,196	$252,139
Cost of revenues	83,741	35,079	118,820	148,542

Gross profit	59,758	23,618	83,376	103,597
Selling, general and administrative expenses	35,867	27,473	63,340	75,116
Bankruptcy related restructuring charges	2,595	—	2,595	—

Operating income	21,296	(3,855)	17,441	28,481
Other expense:
Interest expense	2,821	3,235	6,056	9,966
Reorganization items, net	1,280	(84,799)	(83,519)	—

Income before provision for income taxes	17,195	77,709	94,904	18,515
Provision for income taxes	252	1,641	1,893	259

Income before income of unconsolidated affiliate	16,943	76,068	93,011	18,256
Income of unconsolidated affiliate	—	—	—	119

Net income	$16,943	$76,068	$93,011	$18,375

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

Reorganization Items, Net

In the first quarter of the current year, the Predecessor Company recorded a $84.8 million net reorganization gain. This consists of $161.9 million of cancellation of indebtedness income, offset by $30.2 million of fresh start adjustments, $21.4 million of cancellation of debt upon the issuance of equity, $13.4 million of professional, financing and other fees, $7.0 million of contract rejections and $5.1 million of other reorganization adjustments.

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

Net cash used in investing activities was $0.9 million for the Successor Company and $0.7 million for the Predecessor Company, which on a combined basis was down $4.0 million from last year’s first quarter. Approximately $3 million of the decline was related to changes in restricted cash accounts which were funded in last year’s first quarter. The remaining decline is timing related as the Company expects to spend approximately $15 million to $16 million on investing activities for the full year of fiscal 2014.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In the Original Quarterly Report, we indicated that, with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as described in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-5 under the Exchange Act, we indicated that our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Subsequently, our Chief Executive Officer and Chief Financial Officer, in consultation with the Board of Directors, identified a material weakness in our internal control over non-routine transactions. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, controls did not operate effectively to ensure that the entries associated with the equity issuance to the Ad Hoc DIP lenders as of June 11, 2013 were accurately recorded to properly reflect the net reorganization gain for the Predecessor Company. As a result of the discovery of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of July 27, 2013 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

The financial statements included in this Form 10-Q/A were prepared with particular attention to the material weakness. We concluded that the financial statements included in the Form 10-Q/A fairly present, in all material respects, the financial condition, results of operations and cash flows as of and for the periods ended in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended July 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Plan for Remediation

Management and the Board of Directors are committed to remediation of the material weakness in internal control over financial reporting, as well as the continued improvement of our overall system of internal control over financial reporting. As management continues to evaluate and work to enhance our internal control over financial reporting, it may be determined that additional measures must be taken to address control deficiencies or it may be determined that we need to modify or otherwise adjust the remediation procedures described below.

While management had previously reviewed the application of fresh start accounting and reporting principles, management had misinterpreted how to account for the fair value of the equity issuance in excess of the portion of the debt not settled in cash in light of the technical guidance for fresh start accounting. Management does not routinely execute cancellation of debt under fresh start accounting principles. To address this matter, subsequent to the period covered by the report, management is implementing measures to remediate the material weakness in internal control over financial reporting related to accounting for non-routine transactions including enhanced management review procedures to ensure timely and accurate accounting for non-routine transactions

Risks Related to the Restatement

As a result of the material weakness described above, our disclosure controls and procedures were not effective to timely prevent or detect errors in our condensed consolidated financial statements which led to the restatement herein. As of the date of this Form 10-Q/A and as described above, management has begun to implement remedial measures related to the identified material weakness. If our efforts to remediate the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, additional restatements of our consolidated financial statements, a decline in stock price and investor confidence or other material effects on our business, reputation, results of operations or financial condition.

PART II - OTHER INFORMATION

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

December 16, 2013	/s/ James R. Henderson
Date	James R. Henderson
Chief Executive Officer
(Principal Executive Officer)

December 16, 2013	/s/ David N. Vander Ploeg
Date	David N. Vander Ploeg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 2 to Senior Secured Super Priority Debtor-In-Possession Credit Agreement, dated as of May 3, 2013 by and among School Specialty, Inc., certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.37 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013).

10.2	Amendment No. 3 to Senior Secured Super Priority Debtor-In-Possession Credit Agreement, dated as of May 21, 2013 by and among School Specialty, Inc., certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.38 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013).

10.3	Loan Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Bank of America, N.A. as agent (incorporated by reference to Exhibit 10.39 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013).

10.4	Credit Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.40 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013).

10.5	Guarantee and Collateral Agreement, dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.41 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013).

10.6	Guarantee and Collateral Agreement, dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.42 of School Specialty, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 2013).

10.7	Retention Agreement, dated August 19, 2013, by and between David N. Vander Ploeg and School Specialty, Inc. (incorporated by reference to Exhibit 10.7 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2013).

10.8	Transition and Separation Agreement and Mutual General Release, dated July 22, 2013, by and between Michael P. Lavelle and School Specialty, Inc. (incorporated by reference to Exhibit 10.8 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2013).

10.9	Letter Agreement dated July 22, 2013, by and between James R. Henderson and School Specialty, Inc. (incorporated by reference to Exhibit 10.9 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2013).

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q/A for the quarter ended July 27, 2013 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.