Form 10-Q
period 2013-10-26
SCHOOL SPECIALTY INC
filed 2013-12-16
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 26, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 2, 2013
Common Stock, $0.001 par value	1,000,004

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 26, 2013

		Page Number
PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at October 26, 2013 (Successor Company), April 27, 2013 and October 27, 2012 (Predecessor Company)	2

	Condensed Consolidated Statements of Operations for the Three Months and Twenty Weeks Ended October 26, 2013 (Successor Company), Six Weeks Ended June 11, 2013 (Restated) and Three and Six Months Ended October 27, 2012 (Predecessor Company)	3

	Condensed Consolidated Statements of Comprehensive Income for the Three Months and Twenty Weeks Ended October 26, 2013 (Successor Company), Six Weeks Ended June 11, 2013 (Restated) and Three and Six Months Ended October 27, 2012 (Predecessor Company)	4

	Condensed Consolidated Statements of Cash Flows for the Twenty Weeks Ended October 26, 2013 (Successor Company), Six Weeks Ended June 11, 2013 (Restated) and Six Months Ended October 27, 2012 (Predecessor Company)	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	36

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50

ITEM 4.	CONTROLS AND PROCEDURES	50

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS	51

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	Successor Company	Predecessor Company
	October 26, 2013	April 27, 2013	October 27, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,671	$20,769	$5,577
Restricted cash	—	26,302	2,708
Accounts receivable, less allowance for doubtful accounts of $2,228, $926 and $1,697, respectively	122,180	58,942	119,275
Inventories	67,744	92,582	84,769
Deferred catalog costs	3,433	8,924	3,377
Prepaid expenses and other current assets	14,087	29,901	13,371
Refundable income taxes	5,024	9,793	3,520
Deferred taxes	—	—	4,797
Assets held for sale	2,928	—	—

Total current assets	226,067	247,213	237,394
Property, plant and equipment, net	37,567	39,209	50,836
Goodwill	25,535	—	41,093
Intangible assets, net	46,681	110,306	119,120
Development costs and other	36,847	30,079	35,807
Deferred taxes long-term	51	51	390
Investment in unconsolidated affiliate	715	715	9,882

Total assets	$373,463	$427,573	$494,522

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities—long-term debt	$5,334	$198,302	$10,833
Accounts payable	25,763	22,897	63,770
Accrued compensation	13,144	7,197	10,974
Deferred revenue	3,088	2,237	3,481
Accrued fee for early termination of long-term debt	—	25,000	—
Other accrued liabilities	19,310	21,905	20,423

Total current liabilities	66,639	277,538	109,481
Long-term debt—less current maturities	152,227	—	284,519
Other liabilities	2,107	925	587
Liabilities subject to compromise	—	228,302	—

Total liabilities	220,973	506,765	394,587

Commitments and contingencies
Stockholders’ equity (deficit):
Predecessor preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Predecessor common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,599,159 and 24,599,159 shares issued, respectively	—	24	24
Predecessor capital in excess of par value		446,232	445,059
Predecessor treasury stock, at cost, 5,420,210 and 5,420,210 shares, respectively	—	(186,637)	(186,637)
Successor preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Successor common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	—	—
Successor capital in excess of par value	120,955	—	—
Accumulated other comprehensive income (loss)	(106)	22,381	22,486
Retained earnings (accumulated deficit)	31,640	(361,192)	(180,997)

Total stockholders’ equity (deficit)	152,490	(79,192)	99,935

Total liabilities and stockholders’ equity (deficit)	$373,463	$427,573	$494,522

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended October 26, 2013	Three Months Ended October 27, 2012	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013 (As Restated, see Note 2)	Six Months Ended October 27, 2012
Revenues	$245,629	$236,866	$389,128	$58,697	$489,005
Cost of revenues	152,424	144,166	236,165	35,079	292,708

Gross profit	93,205	92,700	152,963	23,618	196,297
Selling, general and administrative expenses	71,713	67,364	108,819	27,473	142,480
Restructuring charges	2,249	—	3,605	—	—

Operating income (loss)	19,243	25,336	40,539	(3,855)	53,817
Other expense:
Impairment of long-term asset	—	1,414	—	—	1,414
Interest expense (income)	4,605	9,315	7,426	3,235	19,281
Change in fair value of interest rate swap	622	—	622	—	—
Refund of early termination fee	(4,054)	—	(4,054)	—	—
Reorganization items, net	3,367	—	4,647	(84,799)	—

Income before provision for income taxes	14,703	14,607	31,898	77,709	33,122
Provision for income taxes	6	343	258	1,641	602

Income before loss of unconsolidated affiliate	14,697	14,264	31,640	76,068	32,520
Loss of unconsolidated affiliate	—	(137)	—	—	(18)

Net income	$14,697	$14,127	$31,640	$76,068	$32,502

Weighted average shares outstanding:
Basic	1,000	18,930	1,000	18,922	18,915
Diluted	1,000	18,946	1,000	18,922	18,926
Net Income per Share:
Basic	$14.70	$0.75	$31.64	$5.15	$1.72
Diluted	$14.70	$0.75	$31.64	$5.15	$1.72

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended October 26, 2013	Three Months Ended October 27, 2012	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013 (As Restated, see Note 2)	Six Months Ended October 27, 2012
Net income	$14,697	$14,127	$31,640	$76,068	$32,502
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(99)	178	(106)	(101)	(1,145)

Total comprehensive income	$14,598	$14,305	$31,534	$75,967	$31,357

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Successor Company	Predecessor Company
	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013 (As Restated, see Note 2)	Six Months Ended October 27, 2012
Cash flows from operating activities:
Net income	$31,640	$76,068	$32,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	9,480	2,983	13,985
Amortization of development costs	3,678	918	3,994
Non-cash reorganization items	(458)	(99,668)	—
Amortization of debt fees and other	974	9	3,779
Change in fair value of interest rate swap	622	—	—
Impairment of long-term asset	—	—	1,414
(Income) loss of unconsolidated affiliate	—	—	18
Share-based compensation expense	—	—	723
Non-cash interest expense	556	—	4,497
Changes in current assets and liabilities:
Accounts receivable	(55,442)	(8,011)	(56,356)
Inventories	34,942	(18,255)	15,737
Deferred catalog costs	3,737	1,754	8,008
Prepaid expenses and other current assets	17,596	722	(2,212)
Accounts payable	(12,488)	11,012	(11,001)
Accrued liabilities	(14,331)	12,488	4,446
Accrued bankruptcy-related reorganization costs	(6,188)	—	—

Net cash provided by (used in) operating activities	14,318	(19,980)	19,534

Cash flows from investing activities:
Additions to property, plant and equipment	(2,066)	(243)	(2,460)
Change in restricted cash	26,302	—	(2,708)
Investment in product development costs	(2,246)	(463)	(3,182)
Proceeds from disposal of property, plant and equipment	750	—	—
Proceeds from note receivable	—	—	3,000

Net cash provided by (used in) investing activities	22,740	(706)	(5,350)

Cash flows from financing activities:
Proceeds from bank borrowings	228,956	87,538	819,753
Repayment of bank borrowings	(249,241)	(79,977)	(819,591)
Issuance of debt	—	165,924	—
Repayment of debtor-in-possesion financing	—	(148,619)	—
Payment of early termination fee	(26,399)	—	—
Refund of early termination fee	5,399	—	—
Payment of debt fees and other	(636)	(9,415)	(9,253)

Net cash provided by (used in) financing activities	(41,921)	15,451	(9,091)

Net increase/(decrease) in cash and cash equivalents	(4,863)	(5,235)	5,093
Cash and cash equivalents, beginning of period	15,534	20,769	484

Cash and cash equivalents, end of period	$10,671	$15,534	$5,577

Supplemental disclosures of cash flow information:
Interest paid	$5,786	$5,578	$11,045
Income taxes paid	$418	$—	$653
Bankruptcy related reorganization costs paid (included in operating activities, above)	$20,856	$3,802	$—

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

During the period January 28, 2013 through June 11, 2013, School Specialty, Inc. and certain of its subsidiaries operated as debtors-in-possession under bankruptcy court jurisdiction (see Note 3). In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 852, Reorganizations, for periods including and subsequent to the filing of the Chapter 11 petition through the bankruptcy emergence date of June 11, 2013 (the “Effective Date”), all expenses, gains and losses that resulted from the reorganization were reported separately as reorganization items in Consolidated Statements of Operations. Net cash used for reorganization items was disclosed separately in the Consolidated Statements of Cash Flows, and liabilities subject to compromise were reported separately in the Consolidated Balance Sheets.

As discussed in Note 4 – Fresh Start Accounting, as of June 11, 2013, the Company adopted fresh start accounting in accordance with ASC 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements as of October 26, 2013 and for the three months and twenty weeks then ended and any references to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

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

As part of the Reorganization Plan (defined below), certain lenders received cash and common stock with a fair value in excess of the corresponding cancelled debt. This excess value of $21,375 was incorrectly excluded from the reported reorganization items. The effect of the correction reduces the reorganization items for the six weeks ended June 11, 2013 from $106,174 as originally reported, to $84,799.

The effects of the restatement on the Predecessor Company’s condensed consolidated statement of operations for the six weeks ended June 11, 2013 are presented below.

	Predecessor Company – Six Weeks Ended June 11, 2013
	As previously filed	Restated	Effects of Adjustment
Revenues.	$58,697	$58,697	$—
Cost of revenues	35,079	35,079	—

Gross profit	23,618	23,618	—
Selling, general and administrative expenses	27,473	27,473	—

Operating income (loss)	(3,855)	(3,855)	—

Other expense:
Interest expense	3,235	3,235	—
Reorganization items, net	(106,174)	(84,799)	21,375

Income before provision for income taxes	99,084	77,709	(21,375)
Provision for income taxes	1,641	1,641	—

Net income (loss)	$97,443	$76,068	$(21,375)

Weighted average shares outstanding:
Basic	18,922	18,922	—
Diluted	18,922	18,922	—

Net Income (Loss) per Share:
Basic	$5.15	$4.02	$(1.13)
Diluted	$5.15	$4.02	$(1.13)

The effects of the restatement on the Predecessor Company’s condensed consolidated statement of comprehensive income for the six weeks ended June 11, 2013 are presented below.

	Predecessor Company – Six Weeks Ended June 11, 2013
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

	Predecessor Company – Six Weeks Ended June 11, 2013
	As previously filed	Restated	Effects of Adjustment
Cash flows from operating activities:
Net income	$97,443	$76,068	$(21,375)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	2,983	2,983	—
Amortization of development costs	918	918	—
Non-cash reorganization items	(121,043)	(99,668)	21,375
Amortization of debt fees and other	9	9	—
(Income) loss of unconsolidated affiliate	—	—	—
Share-based compensation expense	—	—	—
Non-cash convertible debt interest expense	—	—	—
Changes in current assets and liabilities:
Accounts receivable	(8,011)	(8,011)	—
Inventories	(18,255)	(18,255)	—
Deferred catalog costs	1,754	1,754	—
Prepaid expenses and other current assets	722	722	—
Accounts payable	11,012	11,012	—
Accrued liabilities	12,488	12,488	—

Net cash used in operating activities	(19,980)	(19,980)	—

Cash flows from investing activities:
Additions to property, plant and equipment	(243)	(243)	—
Change in restricted cash	—	—	—
Investment in product development costs	(463)	(463)	—

Net cash used in investing activities	(706)	(706)	—

Cash flows from financing activities:
Proceeds from bank borrowings, net	7,561	7,561	—
Repayment of debt and capital leases	(148,619)	(148,619)	—
Issuance of debt	165,924	165,924	—
Payment of debt fees and other	(9,415)	(9,415)	—

Net cash provided by financing activities	15,451	15,451	—

Net increase/(decrease) in cash and cash equivalents	(5,235)	(5,235)	—
Cash and cash equivalents, beginning of period	20,769	20,769	—

Cash and cash equivalents, end of period	$15,534	$15,534	$—

Supplemental disclosures of cash flow information:
Interest paid	$601	$601	$—
Income taxes paid	$—	$—	$—

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

On May 23, 2013, the Bankruptcy Court entered an order confirming the Debtors’ Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”), and a corrected copy of such order was entered by the Bankruptcy Court on June 3, 2013. The Reorganization Plan, which is described in additional detail below, became effective on the Effective Date. Pursuant to the Reorganization Plan, on the Effective Date, the Company’s existing credit agreements, outstanding convertible subordinated debentures, equity plans and certain other agreements were cancelled. In addition, all outstanding equity interests of the Company that were issued and outstanding prior to the Effective Date were cancelled on the Effective Date. Also on the Effective

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Date, in accordance with and as authorized by the Reorganization Plan, the Company reincorporated in Delaware and issued a total of 1,000,004 shares of Common Stock of the reorganized Company to holders of certain allowed claims against the Debtors in exchange for such claims. As of June 12, 2013, there were 60 record holders of the new common stock of the reorganized Company issued pursuant to the Reorganization Plan.

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

Exit Facilities

As of the Effective Date, the Debtors closed on the exit credit facilities, the proceeds of which were or will be, among other things, used to (i) pay in cash the DIP Financing Claims, to the extent provided for in the Reorganization Plan, (ii) make required distributions under the Reorganization Plan, (iii) satisfy certain Reorganization Plan-related expenses, and (iv) fund the reorganized Company’s working capital needs. The terms of the exit credit facilities are described under Note 13 of the Notes to Condensed Consolidated Financial Statements—Debt.

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

Reincorporation in Delaware; Amendments to Certificate of Incorporation

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

During the Chapter 11 Cases, the Company’s ability to continue as a going concern was contingent upon its ability to comply with the financial and other covenants contained in its ABL DIP Agreement and Ad Hoc DIP Agreement (see Note 13 of the Notes to Condensed Consolidated Financial Statements), the Bankruptcy Court’s approval of the Company’s Reorganization Plan and the Company’s ability to successfully implement the Company’s plan and obtain exit financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and satisfaction of liabilities were subject to uncertainty. The Company emerged from Chapter 11 in June, 2013. As a result of emergence from bankruptcy, as well as projected compliance with financial, affirmative, and negative covenants, management believes that the Company has resolved the previous substantial doubt relative to the Company’s ability to continue as a going concern described above.

In connection with the Company’s emergence from Chapter 11, the Company was required to adopt fresh start accounting as of June 11, 2013 in accordance with ASC 852 “Reorganizations”. The Company elected to use June 8, 2013 (the “Convenience Date”), which was the week ended date nearest to the Effective Date, to avoid disruption to the Company’s weekly accounting processes. The Company performed a qualitative and quantitative assessment in order to determine the appropriateness of using the Convenience Date for fresh start accounting instead of the Effective Date. The Company’s assessment determined that the use of the Convenience Date did not have a material impact on either the predecessor or successor periods in the current fiscal year and there were no qualitative factors that would preclude the use of the Convenience Date for accounting and reporting purposes. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements as of October 26, 2013 and for the three months and twenty weeks then ended and any references to “Successor” or “Successor Company” show the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

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

Fresh start reporting generally requires resetting the historical net book value of assets and liabilities to fair value as of the Effective Date by allocating the entity’s enterprise value as set forth in the Reorganization Plan to its assets and liabilities pursuant to accounting guidance related to business combinations. The financial statements as of the Effective Date report the results of the Successor Company with no beginning retained earnings or accumulated deficit. Any presentation of the Successor Company represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods. The consolidated financial statements for periods ended prior to the Effective Date do not include the effect of any changes in capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

In accordance with FASB ASC 852, the Predecessor Company’s results of operations prior to the Effective Date include (i) a pre-emergence gain of $161,943 resulting from the discharge of liabilities under the Reorganization Plan; (ii) pre-emergence charges to earnings of $46,878 recorded as reorganization items resulting from certain costs and expenses relating to the Reorganization Plan becoming effective, including the cancellation of certain debt upon issuance of new equity and the cancellation of equity-based awards of the Predecessor; and (iii) a pre-emergence decrease in earnings of $30,266 resulting from the aggregate changes to the net carrying value of the Predecessor Company’s pre-emergence assets and liabilities to reflect their fair values under fresh start accounting, as well as the recognition of goodwill. See Note 5, “Reorganization Items, Net” for additional information.

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

FASB ASC 852 provides for, among other things, a determination of the value to be assigned to the assets of the reorganized Company as of a date selected for financial reporting purposes. The Company adjusted its enterprise value of $300,000 for certain items such as post-petition liabilities to determine a reorganization value attributable to assets of $415,410. Under fresh start accounting, the reorganization value was allocated to the Company’s assets based on their respective fair values in conformity with the purchase method of accounting for business combinations included in FASB ASC 805, Business Combinations. The excess reorganization value over the fair value of identified tangible and intangible assets of $25,535 was recorded as goodwill.

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

The DCF calculation was based on management’s financial projections of un-levered after-tax free cash flows for the period 2014 to 2017. The Company used a WACC of 13.3% to discount future cash flows and terminal values. This WACC was determined based upon an estimated cost of debt for similar sized companies, rather than the anticipated cost of debt of the reorganized Company upon emergence from bankruptcy, and a market cost of equity using a capital asset pricing model. Assumptions used in the DCF analysis, including the appropriate components of the WACC, were deemed to be those of “market participants” upon analysis of peer groups’ capital structures.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In conjunction with our analysis of publicly traded companies described below, the Company used a range of exit multiples of 2013 earnings before interest, taxes, depreciation and amortization (“EBITDA”) between 4.4 and 8.1, with a lower than midpoint exit multiple of 5.5 selected, to determine the present value of the terminal value of cash flows. The selected exit multiple is weighted towards those comparable companies which are more similar to the Company’s Distribution (formerly referred to as “Educational Resources”) segment which represents a higher percentage of consolidated revenues as compared to the Curriculum (formerly referred to as “Accelerated Learning”) segment.

The sum of the present value of the projected un-levered after-tax free cash flows was added to the present value of the terminal value of cash flows to determine the Company’s enterprise value.

Publicly Traded Company Analysis

As part of our valuation analysis, the Company identified publicly traded companies whose businesses are relatively similar to each of our reporting segments and have comparable operational characteristics to derive comparable revenue and EBITDA multiples for our DCF analysis. Criteria for selecting comparable companies for the analysis included, among other relevant characteristics, similar lines of businesses, business risks, growth prospects, maturity of businesses, market presence, size, and scale of operations. The analysis included a detailed multi-year financial comparison of each company’s income statement, balance sheet and statement of cash flows. In addition, each company’s performance, profitability, margins, leverage and business trends were also examined. Based on these analyses, a number of financial multiples and ratios were calculated to gauge each company’s relative performance and valuation. The ranges of ratios derived were then applied to the Company’s projected financial results to develop a range of implied values.

Enterprise Value, Accounting Policies and Reorganized Consolidated Balance Sheet

In determining the final enterprise value attributed to the Company of $300,000, the Company blended its DCF methodology and publicly traded company analysis, with more emphasis on the DCF methodology.

Fresh start accounting and reporting permits the selection of appropriate accounting policies for Successor Company. The Predecessor Company’s significant accounting policies that were disclosed in the Annual Report on Form 10-K for the year ended April 27, 2013 were adopted by the Successor Company as of the Effective Date, though many of the account balances were affected by the reorganization and fresh start adjustments presented below.

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

Certain of the fresh start adjustments were updated in the second quarter of fiscal 2014, but are still preliminary and will be finalized during fiscal 2014.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

AS OF JUNE 11, 2013

	June 11, 2013
	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current assets:
Cash and cash equivalents	$11,052	$4,363	(1)	$—		$15,415
Restricted cash	26,421	—		—		26,421
Accounts receivable	66,894	—		(250	)(8)	66,644
Inventories	110,830	—		(8,147	)(8)	102,683
Other current assets	45,819	321	(2)	(2,162	)(8)	43,978

Total current assets	261,016	4,684		(10,559)		255,141
Property, plant and equipment, net	37,604	(6,202	)(2)	15,475	(8)	46,877
Goodwill	—	—		25,535	(8)(9)	25,535
Intangible assets, net	109,155	—		(60,695	)(8)	48,460
Development costs and other	31,142	8,255	(3)	—		39,397

Total assets	$438,917	$6,737		$(30,244)		$415,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,226	$—		$—		$38,226
Accrued compensation	7,229	(315	)(2)	—		6,914
Other accrued liabilities	60,301	9,947	(2)(4)(6)	22	(8)	70,270

Total current liabilities	105,756	9,632		22		115,410
Long-term debt	205,863	(39,939	)(5)	—		165,924
Other liabilities	925	12,195	(2)(6)	—		13,120
Liabilities subject to compromise	223,988	(223,988	)(6)	—		—

Total liabilities	$536,532	$(242,100)		$22		$294,454

Commitments and contingencies
Stockholders’ equity:
Common stock—Predecessor	$24	$(24	)(7)	$—		$—
Capital in excess of par value—Predecessor	446,232	(446,232	)(7)	—		—
Treasury Stock—Predecessor	(186,637)	186,637	(7)	—		—
Accumulated (deficit) and other comprehensive income—Predecessor	(357,234)	387,500	(7)	(30,266	)(7)(8)	—
Common stock—Successor	—	1	(7)	—		1
Capital in excess of par value—Successor	—	120,955	(7)	—		120,955

Total stockholders’ equity	(97,615)	248,837		(30,266)		120,956

Total liabilities and stockholders’ equity	$438,917	$6,737		$(30,244)		$415,410

(1)	The Company deposited $7,647 of proceeds from its exit financing into a segregated cash account which is used to pay administrative claims and certain advisors in the bankruptcy proceedings. The Company utilized $3,284 of its cash balance immediately prior to emergence to fund a portion of the cash requirements from exit financing.
(2)	The Company recorded adjustments related to various contract rejections or amendments completed as part of the Reorganization Plan. This included a $6,202 write down of property, plant and equipment related to the amendment of capital lease obligations for the Mansfield, OH distribution center and the rejection of capital lease obligations for the Company’s Agawam, MA property. In addition, the Company recorded $920 related to various contract damages relating to lease rejections and severance obligations, classified between long-term and short-term liabilities.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(3)	In connection with entering into the exit financing facilities, the Company capitalized $8,255 of deferred financing costs.
(4)	Pursuant to bankruptcy proceedings, additional professional fees of $2,057 were recorded. In addition, certain administrative and convenience claims of $8,435 were recorded as current liabilities, offset by accrued interest expense converted to new Successor Company equity.
(5)	The table below presents refinancing of the Predecessor long-term debt. The Company issued $78,620 of new Successor Company equity (including $21,375 in excess of debt carrying amount), partially offset by $17,306 of debt discount and other financing costs. The current portion of the reorganized debt was $25,251, which includes of $23,823 of new Successor Company ABL loan.

June 11, 2013
Predecessor Company long-term debt	$205,863
Reorganization adjustments:
Issuance of Successor Company equity	(78,620)
Equity issuance in excess of debt carrying amount	21,735
Financing costs and professional fees paid with exit financing	17,306

Reorganized Successor Company long-term debt	$165,924

(6)	Liabilities subject to compromise generally refer to pre-petition obligations, secured or unsecured, that may be impaired by a plan of reorganization. FASB ASC 852 requires such liabilities, including those that became known after filing the Chapter 11 petitions, be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represented the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process. Liabilities subject to compromise also includes items that may be assumed under the Reorganization Plan, and may be subsequently reclassified to liabilities not subject to compromise. Liabilities subject to compromise also include certain pre-petition liabilities including accrued interest and accounts payable. At April 27, 2013, liabilities subject to compromise were $228,302, of which administrative claim payments of $4,314 were made in the Predecessor period of the current year. The table below identifies the principal categories of liabilities subject to compromise at June 11, 2013:

June 11, 2013
Accounts payable	$47,683
2011 Debentures	163,688
Pre-petition accrued interest on 2011 Debentures	979
Sale-leaseback obligations	11,638

Liabilities subject to compromise	$223,988

(7)	The Company recorded elimination of (1) Predecessor Company’s common stock, (2) Predecessor Company’s capital in excess of par value, net of stock options cancellation of $3,624, (3) Predecessor Company’s treasury stock, and (4) Predecessor Company’s accumulated deficit and accumulated other comprehensive loss. The following table represents reorganization value to be allocated to assets reconciled to the Successor Company Equity. The Company recorded Successor Company common stock of $1 and capital in excess of par value of $120,955.

June 11, 2013
Total reorganization value to be allocated to assets	$415,410
Less: Debt	(179,044)
Less: Other liabilities	(115,410)

Successor Company Equity	$120,956

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(8)	The following table represents the adjustments for fresh start accounting primarily related to recording goodwill, recording our intangible assets, fixed assets, and other assets and liabilities at fair value and related deferred income taxes in accordance with ASC 805. Additionally, such fresh start accounting adjustments reflect the increase in inventory reserve of $6,600, and elimination of certain capitalized costs of $1,426. The Company also recorded other fresh start accounting adjustments relating to (1) deferred rent included in current liabilities, (2) vendor rebates receivables in current assets, and (3) other current assets and liabilities as a result of fresh start accounting. In addition, the impact of fresh start accounting adjustments on the accumulated retained earnings was eliminated.

June 11, 2013
Fresh start accounting adjustments:
Goodwill	$25,535
Fair value adjustment to intangible assets	(60,695)
Fair value adjustment to fixed assets	15,475
Fresh start accounting adjustments relating to inventory	(8,147)
Other fresh start accounting adjustments	(2,434)

Total fresh start accounting adjustments	$(30,266)

(9)	The following table represents a reconciliation of the enterprise value attributed to assets, determination of the total reorganization value to be allocated to these assets and the determination of goodwill:

June 11, 2013
Enterprise value attributed to School Specialty	$300,000
Plus: other liabilities (excluding debt)	115,410

Total reorganization value to be allocated to assets	415,410
Less: fair value assigned to tangible and intangible assets	(389,875)

Value of School Specialty assets in excess of fair value (Goodwill)	$25,535

NOTE 5 – REORGANIZATION ITEMS, NET

Reorganization items directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code have been recorded on a separate line item on the condensed consolidated statements of operations. The following table displays the details of reorganization items for the three months and twenty weeks ended October 26, 2013 and the six weeks ended June 11, 2013:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Successor Company	Successor Company	Predecessor Company
	Three Months Ended October 26, 2013	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013
Liabilities subject to compromise	$—	$—	$223,988
Issuance of capital in excess of par value	—	—	(42,335)
Reclassified into other balance sheet liability accounts	458	458	(19,710)

Settlement of liabilities subject to compromise	$458	$458	$161,943
Fresh start accounting adjustments:
Goodwill	$—	$—	$25,355
Fair value adjustment to intangible assets	—	—	(60,695)
Fair value adjustment to fixed assets	—	—	15,655
Fresh start accounting adjustments relating to inventory	—	—	(8,147)
Other fresh start accounting adjustments	—	—	(2,434)

Total fresh start accounting adjustments	$—	$—	$(30,266)
Other reorganization adjustments:
Asset write-downs due to contract rejections	$—	$—	$(7,011)
Professional fees	(3,825)	(5,105)	(10,512)
Cancellation of equity-based awards	—	—	(3,624)
Financing fees	—	—	(2,853)
Issuance of equity in excess of debt carrying amount	—	—	(21,375)
Other	—	—	(1,503)

Total other reorganization adjustments	$(3,825)	$(5,105)	$(46,878)

Total Reorganization items, net	$(3,367)	$(4,647)	$84,799

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that either all, or some portion, of the deferred tax assets will not be realized. The realization is dependent upon the future generation of taxable income, reversal of deferred tax liabilities, tax planning strategies, and expiration of tax attribute carryovers. In fiscal 2012, the Company concluded that the realization of a majority of the deferred tax assets did not meet the more likely than not threshold, and recorded a tax valuation allowance of $32,638. In fiscal 2013, the Company increased its tax valuation allowance to $71,272. As of June 11, 2013 and October 26, 2013, valuation allowances were recorded to offset substantially all deferred tax assets. The Company is continuing to evaluate the impact of fresh-start accounting and cancellation of indebtedness income on its deferred tax assets and related valuation allowances. As of October 26, 2013, the Company had an immaterial amount of unremitted earnings from foreign investments.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at October 26, 2013, April 27, 2013 and October 27, 2012, was $560, $925 and $587, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity (deficit) during the six weeks ended June 11, 2013 (Predecessor Company), the twenty weeks ended October 26, 2013 (Successor Company) and the six months ended October 27, 2012 (Predecessor Company) were as follows:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance, April 27, 2013 (Predecessor Company)	$24	$446,232	$(361,192)	$(186,637)	$22,381	$(79,192)
Net income	—	—	76,068	—	—	76,068
Foreign currency translation adjustment					(101)	(101)
Cancellation of Predecessor Company common stock	(24)	—	—	—	—	(24)
Elimination of Predecessor Company capital in excess of par	—	(446,232)	—	—	—	(446,232)
Elimination of Predecessor Company accumulated deficit	—	—	285,124	—	—	285,124
Elimination of Predecessor Company treasury stock	—	—	—	186,637	—	186,637
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	—	(22,280)	(22,280)

Balance, June 11, 2013 (Predecessor Company)	$—	$—	$—	$—	$—	—

Issuance of Successor Company Common Stock	$1	$—	$—	$—	$—	$1
Establishment of Successor Company capital in excess of par	—	120,955	—	—	—	120,955

Balance, June 12, 2013 (Successor Company)	1	120,955	—	—	—	120,956
Net income	—	—	31,640	—	—	31,640
Foreign currency translation adjustment	—	—	—	—	(106)	(106)

Balance, October 26, 2013 (Successor Company)	$1	$120,955	$31,640	$—	$(106)	152,490

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance, April 28, 2012 (Predecessor Company)	$24	$444,427	$(213,499)	$(186,637)	$23,631	$67,946
Net income	—	—	32,502	—	—	32,502
Foreign currency translation adjustment	—	—	—	—	(1,145)	(1,145)
Share-based compensation expense	—	723	—	—	—	723
Tax deficiency on option exercises	—	(91)	—	—	—	(91)

Balance, October 27, 2012 (Predecessor Company)	$24	$445,059	$(180,997)	$(186,637)	$22,486	$99,935

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 8 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended October 26, 2013:
Basic and diluted EPS	$14,697	1,000	$14.70

Three months ended October 27, 2012:
Basic EPS	$14,127	18,930	$0.75

Effect of dilutive non-vested stock and restricted shares		16

Diluted EPS	$14,127	18,946	$0.75

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Twenty weeks ended October 26, 2013:
Basic and diluted EPS	$31,640	1,000	$31.64

Six weeks ended June 11, 2013:
Basic EPS	$76,068	18,922	$4.02

Effect of dilutive stock options		—
Effect of dilutive non-vested stock and restricted shares		—

Diluted EPS	$76,068	18,922	$4.02

Six months ended October 27, 2012:
Basic EPS	$32,502	18,915	$1.72

Effect of dilutive non-vested stock and restricted shares		11

Diluted EPS	$32,502	$18,926	$1.72

All outstanding stock options and restricted shares of the Predecessor Company were cancelled as of the Effective Date.

The Predecessor Company had additional stock options outstanding of 2,550, 2,331 and 2,256 during the six weeks ended June 11, 2013 and the three and six months ended October 27, 2012, respectively, that were not included in the computation of Diluted EPS because they were anti-dilutive.

The $157,500, 3.75% convertible subordinated debentures had no impact on the Predecessor Company’s denominator for computing diluted EPS because conditions under which the debentures could have been converted were not satisfied.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 9 – SHARE-BASED COMPENSATION EXPENSE

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

The Predecessor Company had used a combination of Non-Vested Stock Units (NSUs) and restricted shares. There were no time-based NSU awards granted nor restricted stock awarded in the six weeks ended June 11, 2013. The following table presents the amounts granted in the three and six months ended October 27, 2012 for these types of awards:

	For the Three Months Ended		For the Six Months Ended
	October 27, 2012		October 27, 2012
	# of shares awarded	Approximate fair value	# of shares awarded	Approximate fair value
Director NSUs	—	$—	46	$131
Performance-based NSUs	—	$—	—	$—
Restricted shares	28	$77	43	$120

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table presents the share-based compensation expense recognized during the three and six months ended October 27, 2012:

	For the Three Months Ended		For the Six Months Ended
	October 27, 2012		October 27, 2012
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$446	273	$553	338
Director NSUs	33	20	76	47
Management Restricted shares	124	76	94	58

Total stock-based compensation expense	$603		$723

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying condensed consolidated statements of operations relating to the Predecessor Company. The income tax benefit related to share-based compensation expense was $234 and $280 for the three and six months ended October 27, 2012, respectively. The Predecessor Company recognized share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

The total unrecognized share-based compensation expense as of October 26, 2013, April 27, 2013 and October 27, 2012 were as follows:

	October 26, 2013	April 27, 2013	October 27, 2012
Stock Options, net of estimated forfeitures	$—	$2,328	$3,067
NSUs	—	225	83
RSUs	—	1,071	1,258

The weighted average fair value of options granted during the three months ended October 27, 2012 was $1.25 per share. The weighted average fair value of options granted during the six months ended October 27, 2012 was $1.27. The fair value of options was estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

For the Six Months Ended
October 27, 2012
Average-risk free interest rate	0.93%
Expected volatility	48.31%
Expected term	5.5 years

	For the Three Months Ended	For the Six Months Ended
	October 27, 2012	October 27, 2012
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Income tax deficiency from stock options	$—	$(91)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Successor Company’s intangible assets, excluding goodwill (preliminary values):

October 26, 2013	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$9,400	$(301)	$9,099
Publishing rights (20 years)	2,500	(52)	2,448
Trademarks (20 years)	22,100	(460)	21,640
Developed technology (7 years)	6,600	(393)	6,207
Content (5 years)	4,400	(367)	4,033
Perpetual license agreements (5 years)	1,500	(125)	1,375
Favorable leasehold interests (10 years)	1,961	(82)	1,879

Total intangible assets	$48,461	$(1,780)	$46,681

The gross values were determined by the valuation which was performed as part of the fresh-start accounting. In addition to the intangible assets above, the Successor Company recorded $25,535 of estimated goodwill.

The following tables present details of the Predecessor Company’s intangible assets, excluding goodwill:

April 27, 2013	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,760	$(25,248)	$11,512
Publishing rights (15 to 25 years)	113,260	(40,018)	73,242
Non-compete agreements (3.5 to 10 years)	150	(127)	23
Tradenames and trademarks (10 to 30 years)	4,354	(1,424)	2,930
Order backlog and other (less than 1 to 13 years)	1,766	(1,238)	528
Perpetual license agreements (10 years)	14,506	(6,845)	7,661

Total amortizable intangible assets	170,796	(74,900)	95,896

Non-amortizable intangible assets:
Tradenames and trademarks	14,410	—	14,410

Total non-amortizable intangible assets	14,410	—	14,410

Total intangible assets	$185,206	$(74,900)	$110,306

October 27, 2012	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,804	$(24,089)	$12,715
Publishing rights (15 to 25 years)	113,260	(37,213)	76,047
Non-compete agreements (3.5 to 10 years)	150	(125)	25
Tradenames and trademarks (10 to 30 years)	3,504	(1,328)	2,176
Order backlog and other (less than 1 to 13 years)	1,766	(1,186)	580
Perpetual license agreements (10 years)	14,506	(6,039)	8,467

Total amortizable intangible assets	169,990	(69,980)	100,010

Non-amortizable intangible assets:
Tradenames and trademarks	19,110	—	19,110

Total non-amortizable intangible assets	19,110	—	19,110

Total intangible assets	$189,100	$(69,980)	$119,120

Intangible asset amortization expenses were included in selling, general and administrative expense. Intangible asset amortization expense for the three months ended October 26, 2013 and October 27, 2012 was $1,217 and $2,516, respectively. Intangible amortization for the twenty weeks ended October 26, 2013, six weeks ended June 11, 2013, and six months ended October 27, 2012 was $1,780, $1,138, and $5,105, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Intangible asset amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2014 is estimated to be:

Fiscal 2014 (six months remaining)	$2,136
Fiscal 2015	4,272
Fiscal 2016	4,272
Fiscal 2017	4,272
Fiscal 2018	4,272
Fiscal 2019	3,131

The following information presents changes to the Predecessor Company’s goodwill during the period beginning October 27, 2012 through April 27, 2013. There were no changes during the six week period ending June 11, 2013.

	Reporting Units			Reporting Units
	Education Resources	Califone	Distribution Segment	Science	Planning and Student Development	Reading	Health	Curriculum Segment	Total
Goodwill	$249,695	$14,852	$264,547	$75,652	$182,737	$17,474	$—	$275,863	$540,410
Accumulated impairment losses	(249,695)	(10,959)	(260,654)	(75,652)	(155,239)	(7,772)	—	(238,663)	(499,317)

Balance at October 27, 2012	$—	$3,893	$3,893	$—	$27,498	$9,702	$—	$37,200	$41,093

Fiscal 2013 Activity:
Impairment losses	—	(3,893)	(3,893)	—	(27,494)	(9,702)	—	(37,196)	(41,089)
Currency translation adjustment	—	—	—	—	(4)	—	—	(4)	(4)

Goodwill	$249,695	$14,852	$264,547	$75,652	$181,097	$17,474	$—	$274,223	$538,770
Accumulated impairment losses	(249,695)	(14,852)	(264,547)	(75,652)	(181,097)	(17,474)	—	(274,223)	(538,770)

Balance at April 27, 2013	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

On a preliminary basis, the Successor Company has recorded $25,535 of goodwill. As discussed in Note 4 – Fresh Start Accounting, this goodwill amount may change as the Company finalizes its valuation of assets and liabilities in fiscal 2014. In addition, the Company will allocate the final goodwill amount to the above reporting units as the valuation of assets and liabilities is finalized.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 11 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

Investment in unconsolidated affiliate was accounted for under the equity method through the end of the third quarter in fiscal 2013. Effective with and as a result of the commencement of the Company’s Chapter 11 Cases, the Company no longer maintained a seat on the unconsolidated affiliate’s board of directors. As a result, the Company no longer had significant influence over the unconsolidated affiliate and began to account for the investment in unconsolidated affiliate under the cost method effective at the beginning of the fourth quarter of fiscal 2013.

The investment in unconsolidated affiliate consisted of the following:

	Percent	Successor	Predecessor
	Owned	October 26, 2013	April 27, 2013	October 27, 2012
Carson- Dellosa Publishing, LLC	35%	$715	$715	$9,882

The Company holds a 35% interest, accounted for under the cost method, in Carson-Dellosa Publishing.

The Company reviews Carson-Dellosa’s unaudited financial statements on a quarterly basis and audited financial statements on an annual basis for indicators of triggering events or circumstances that indicate a potential impairment. During the fourth quarter of fiscal 2013, the Company evaluated its investment in Carson-Dellosa for impairment and, based on updated current forward-looking projections, concluded the Carson-Dellosa investment had an other-than-temporary impairment. As such, the Company recorded a $7,749 impairment in fiscal 2013 in other expense in the Company’s Consolidated Statements of Operations. The resulting fair value of $715 and $9,882 in fiscal 2014 and 2013, respectively, was estimated using a discounted cash flow model and is considered a Level 3 fair value measurement due to the use of significant unobservable inputs related to the timing and amount of future earnings based on projections of Carson-Dellosa’s future financing structure, contractual and market-based revenues and operating costs.

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Income and (losses) are reflected in “Equity in income/ (losses) of investment in unconsolidated affiliate” on the condensed consolidated statement of operations.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Successor	Predecessor
	October 26, 2013	April 27, 2013	October 27, 2012
Land	$210	$158	$158
Projects in progress	3,391	2,953	8,195
Buildings and leasehold improvements	3,682	29,804	29,907
Furniture, fixtures and other	30,400	108,877	104,404
Machinery and warehouse equipment	6,174	40,117	39,495

Total property, plant and equipment	43,857	181,909	182,159
Less: Accumulated depreciation	(6,290)	(142,700)	(131,323)

Net property, plant and equipment	$37,567	$39,209	$50,836

Depreciation expense for the three months ended October 26, 2013 and October 27, 2012 was $5,397 and $4,453, respectively. Depreciation expense for the twenty weeks ended October 26, 2013, six weeks ended June 11, 2013 and six months ended October 27, 2012 was $7,700, $1,845 and $8,880, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 13 – ASSETS HELD FOR SALE

In fiscal 2014, the company-wide Process Improvement Program was launched to better align the Company’s operating groups, enhance systems and processes and drive efficiency throughout the organization to improve the customer experience. As part of this program, the Salina, Kansas facility is expected to be closed in the Company’s third quarter of fiscal 2014. The Salina distribution center ceased processing customer shipments in the Company’s second quarter of fiscal 2014. The facility is classified as held for sale on the October 26, 2013 consolidated balance sheet.

In fiscal 2014, the Company decided to sell certain print assets of its Premier subsidiary. Historically, Premier printed approximately 30% of all agendas sold, with the remainder being printed by vendors. The decision was made to have all agendas printed by outside sources and sell the printing assets. These assets are classified as held for sale on the October 26, 2013 consolidated balance sheet and were sold early in the third quarter of fiscal 2014.

NOTE 14 – DEBT

Long-term debt consisted of the following:

	Successor	Predecessor
	October 26, 2013	April 27, 2013	October 27, 2012
New ABL Facility, maturing in 2018	$3,900	$—	$—
New Term Loan, maturing in 2019	144,638	—	—
New Term Loan Original Issue Discount	(2,715)	—	—
Deferred Cash Payment Obligations, maturing in 2019	11,738	—	—
ABL DIP Agreement	—	43,302	—
Ad Hoc DIP Agreement	—	155,000	—
Asset-Based Credit Agreement, maturing in 2014	—	—	54,809
Term Loan Credit Agreement, maturing in 2014	—	—	67,000
3.75% Convertible Subordinated Notes due 2026, issued 2011, net of unamortized discount	—	163,688	161,358
Sale-leaseback obligations, effective rate of 8.97%, expiring in 2020	—	11,684	12,185

Total debt	157,561	373,674	295,352
Less: Current maturities	(5,334)	(198,302)	(10,833)
Less: Debt classified as liabilities subject to compromise (Note 3)	—	(175,372)	—

Total long-term debt	$152,227	$—	$284,519

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The effective interest rate under the New ABL Facility for the twenty weeks ended October 26, 2013 was 6.47%, which includes amortization of loan origination fees of $481 and commitment fees on unborrowed funds of $220. As of October 26, 2013, the outstanding balance on the New ABL Facility of $3,900, which was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

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

The Asset-Based Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to a springing financial covenant relating to the Company’s fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during the twenty weeks ended October 26, 2013.

Term Loan

Also on June 11, 2013, the Company entered into a Credit Agreement (the “New Term Loan Credit Agreement”) among the Company, Credit Suisse AG, as Administrative Agent and Collateral Agent, and the Lenders defined in the New Term Loan Credit Agreement (the “Term Loan Lenders”).

Under the New Term Loan Credit Agreement, the Term Loan Lenders agreed to make a term loan (the “New Term Loan”) to the Company in aggregate principal amount of $145,000, including an original issue discount of $2,900. The outstanding principal amount of the New Term Loan will bear interest at a rate per annum equal to the applicable LIBOR rate (with a 1% floor) plus 8.50%, or the base rate plus a margin of 7.50%. Interest on loans under the New Term Loan Credit Agreement bearing interest based upon the base rate will be due quarterly in arrears, and interest on loans bearing interest based upon the LIBOR Rate will be due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

The effective interest rate under the term loan credit facility for the twenty weeks ended October 26, 2013 was 10.71%, which includes amortization of loan origination fees of $489 and original issue discount amortization of $185. As of October 26, 2013, the outstanding balance on the New Term Loan Credit Agreement was $141,923, net of the unamortized original issue discount. Of this amount, $1,434 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. The original issue discount is being amortized as additional interest expense on a straight-line basis over the life of the New Term Loan.

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

The New Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants commencing on the fiscal quarter ending October 26, 2013, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during the twenty weeks ended October 26, 2013.

The New Term Loan required the Company to enter into an interest rate hedge, within 90 days of the Effective Date, in an amount equal to at least 50% of the aggregate principal amount outstanding under the New Term Loan. The purpose of the interest rate hedge is to effectively subject a portion of the New Term Loan to a fixed or maximum interest rate. As such, the Company entered into an interest rate swap agreement on August 27, 2013 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at October 26, 2013 was $72,500. As of October 26, 2013, the fair value of the derivative declined by $622 and a loss of $622 was recorded in “Change in fair value of interest rate swap” on the condensed consolidated statement of operations.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate of 1.485% and the counterparty will pay the Company interest on the notional amount at a variable rate equal to the greater of 1-month LIBOR or 1.0%. The 1-month LIBOR rate applicable to this agreement was 0.177% at October 26, 2013. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 1-month LIBOR fluctuates.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company’s reconciliation of general unsecured claims is still in process. The Company currently estimates the deferred payment obligations are $11,738, of which $4,124 represents a 20% recovery for the creditor and $7,614 represents a 45% recovery for the creditor. The Company expects to complete the reconciliation of general unsecured claims in the third quarter of fiscal 2014 and these estimated obligation amounts are subject to change.

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

The effective interest rate under the term loan credit facility for the first six months of fiscal 2013 was 14.5%, which includes amortization of loan origination fees of $622. During the second quarter of fiscal 2013, the term loan was reduced by $3,000 and as of October 27, 2012, the outstanding balance on the term loan credit agreement of $67,000 was reflected as non-currently maturing, long-term debt in the accompanying consolidated balance sheets.

The Company recorded a $25,054 charge in the third quarter of fiscal 2013 related to the acceleration of the obligations under the Term Loan Credit Agreement, including the early payment fee. The charge was triggered by the Company’s non-compliance with the minimum liquidity covenant. The early payment fee represented the present value of all interest payments due to Bayside during the term of the Term Loan Credit Agreement. The Company had incurred and paid $1,295 of interest expense in fiscal 2013

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

related to the $25,054 early payment fee. The Ad Hoc DIP Agreement required $25,000 to be placed in an escrow account as a deposit for an early termination fee payable to Bayside that was provided under the Term Loan Credit Agreement. The official Committee of Unsecured Creditors contested that Bayside was entitled to receive the funds. The Bankruptcy Court ruled that Bayside was entitled to the funds, but the Official Committee of Unsecured Creditors contested the ruling and filed an appeal in the Federal District Court of Delaware.

In the second quarter of fiscal 2014, this escrow amount, including interest, was released to Bayside, and additional interest accruals ceased as of the release date. On October 24, 2013, the Bankruptcy Court approved a stipulation which reflected the settlement of this matter. In connection with this settlement, the parties agreed that the amount of the early termination fee was $21,000. As a result, Bayside refunded to the Company $5,399 which represented the amount of restricted account funds that had been released to Bayside in excess of the $21,000 settlement. The $5,399 consisted of a reduction of the early termination fee of $4,054 and a recovery of interest expense previously paid in fiscal 2014 of $1,345.

Convertible Notes

FASB ASC TOPIC 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the market interest rate at debt issuance without the conversion feature. The Company had two convertible debt instruments outstanding during fiscal 2013. A fair value must be assigned to the equity conversion options of (1) the Company’s $100,000 convertible subordinated debentures (the “2011 Debentures”), which were issued on March 1, 2011 of which $0 and $100,000 in aggregate original principal amount was outstanding as of October 26, 2013 and October 27, 2012, respectively; and (2) the additional $57,500 of the 2011 Debentures, which were issued on July 7, 2011, of which $0 and $57,500 in aggregate original principal amount was outstanding as of October 26, 2013 and October 27, 2012, respectively (collectively, the “Convertible Notes”). The value assigned to the equity conversion option results in a corresponding decrease in the value assigned to the carrying value of the debt portion of the instruments.

The values assigned to the debt portions of the Convertible Notes were determined based on market interest rates for similar debt instruments without the conversion feature as of the respective March 1, 2011 and July 7, 2011 issuance dates of the Convertible Notes. The difference in market interest rates versus the coupon rates on the Convertible Notes results in non-cash interest that was amortized into interest expense over the expected terms of the Convertible Notes. For purposes of the valuation, the Company used an expected term of approximately four years for both the Convertible Notes issued March 1, 2011 and July 7, 2011, which corresponds with the first date the holders of the respective Convertible Notes could put their Convertible Notes back to the Company.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 15 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) during the six weeks ended June 11, 2013 (Predecessor Company), the twenty weeks ended October 26, 2013 (Successor Company) and the six months ended October 27, 2012 (Predecessor Company) were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income at April 27, 2013 (Predecessor)	$22,381
Other comprehensive income (loss) before reclassifications	(101)
Amounts reclassified from other comprehensive income (loss)	(22,280)

Accumulated Other Comprehensive Income at June 11, 2013 (Predecessor)	$—

Other comprehensive income (loss) before reclassifications	(7)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at July 27, 2013 (Successor)	$(7)

Other comprehensive income (loss) before reclassifications	(99)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at October 26, 2013 (Successor)	$(106)

Foreign Currency Translation
Accumulated Other Comprehensive Income at April 28, 2012 (Predecessor)	$23,631
Other comprehensive income (loss) before reclassifications	(1,323)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income at July 28, 2012 (Predecessor)	$22,308

Other comprehensive income before reclassifications	178
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income at October 27, 2012 (Predecessor)	$22,486

NOTE 16 – RESTRUCTURING

In the first half of fiscal 2014 and fiscal 2013, the Company recorded restructuring costs associated with severance related to headcount reductions, which is recorded in SG&A on the condensed consolidated statements of operations. The following is a reconciliation of accrued restructuring costs for the six weeks ended June 11, 2013, the three months and twenty weeks ended October 26, 2013 and the three and six months ended October 27, 2012:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at April 27, 2013 (Predecessor)	$(21)	$149	$588	$716
Amounts charged to expense	21	—	—	21
Payments	—	(15)	(167)	(182)

Accrued Restructuring Costs at June 11, 2013 (Predecessor)	$—	$134	$421	$555

Reclassification	406	—	(406)	—
Amounts charged to expense	—	31	1,325	1,356
Payments	(158)	(37)	(1,328)	(1,523)

Accrued Restructuring Costs at July 27, 2013 (Successor)	$248	$128	$12	$388

Amounts charged to expense	47	62	2,140	2,249
Payments	(271)	(103)	(675)	(1,049)

Accrued Restructuring Costs at October 26, 2013 (Successor)	$24	$87	$1,477	$1,588

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at April 28, 2012 (Predecessor)	$80	$338	$705	$1,123
Amounts charged to expense	381	400	322	1,103
Payments	(101)	(276)	(188)	(565)

Accrued Restructuring Costs at July 28, 2012 (Predecessor)	$360	$462	$839	$1,661

Amounts charged to expense	—	—	—	—
Payments	(261)	(200)	(378)	(839)

Accrued Restructuring Costs at October 27, 2012 (Predecessor)	$99	$262	$461	$822

NOTE 17 – SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Distribution (formerly referred to as “Educational Resources”) and Curriculum (formerly referred to as “Accelerated Learning”), which also constitute its reportable segments. The Company operates principally in the United States, with limited operations in Canada. The Distribution segment offers products that include basic classroom supplies and office products, supplemental learning materials, physical education equipment, classroom technology, and furniture. The Curriculum segment is a PreK-12 curriculum-based publisher of proprietary and non-proprietary products in the categories of science, reading and literacy, coordinated school health, and planning and student development. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies as included in the Company’s Form 10-K for the fiscal year ended April 27, 2013. Intercompany eliminations represent intercompany sales primarily from our Curriculum segment to our Distribution segment, and the resulting profit recognized on such intercompany sales.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Twenty Weeks Ended	Six Weeks Ended	Six Months Ended
	October 26, 2013	October 27, 2012	October 26, 2013	June 11, 2013	October 27, 2012
Revenues:
Distribution	$182,782	$171,089	$274,965	$42,789	$344,776
Curriculum	62,839	65,610	114,160	15,832	143,895
Corporate and intercompany eliminations	8	167	3	76	334

Total	$245,629	$236,866	$389,128	$58,697	$489,005

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Operating income (loss) and income (loss) before taxes:
Distribution	$23,955	$21,320	$37,477	$2,380	$42,473
Curriculum	10,341	15,229	27,087	(747)	34,445
Corporate and intercompany eliminations	(15,053)	(11,213)	(24,025)	(5,488)	(23,101)

Operating income	19,243	25,336	40,539	(3,855)	53,817
Impairment of long-term asset	—	1,414	—	—	1,414
Interest expense and reorganization items, net	4,540	9,315	8,641	(81,564)	19,281

Income before provision for income taxes	$14,703	$14,607	$31,898	$77,709	$33,122

	Successor	Predecessor
	October 26, 2013	October 27, 2012
Identifiable assets:
Distribution	$162,198	$172,753
Curriculum	139,509	237,813
Corporate assets	71,756	83,956

Total	$373,463	$494,522

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Twenty Weeks Ended	Six Weeks Ended	Six Months Ended
	October 26, 2013	October 27, 2012	October 26, 2013	June 11, 2013	October 27, 2012
Depreciation and amortization of intangible assets and development costs:
Distribution	$823	$1,397	$1,060	$391	$2,903
Curriculum	4,949	4,333	7,497	2,001	8,811
Corporate	3,042	3,165	4,601	1,509	6,265

Total	$8,814	$8,895	$13,158	$3,901	$17,979

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$11	$132	$14	$9	$140
Curriculum	1,354	1,462	2,309	400	3,239
Corporate	1,553	1,145	1,989	297	2,263

Total	$2,918	$2,739	$4,312	$706	$5,642

NOTE 18 – RESTRICTED CASH

During the fourth quarter of fiscal 2013, the Company placed $25,000 of cash into a restricted account. The Ad Hoc DIP Agreement required the funds to be placed in an escrow account as a deposit for an early termination fee payable to Bayside that was provided under the Term Loan Credit Agreement. The Bankruptcy Court ruled that the funds were owed, but the Official Committee of Unsecured Creditors contested the ruling and filed an appeal in the Federal District Court of Delaware. On the Effective Date, an additional $119, representing interest earned, was transferred into the restricted account. After the Effective Date, the Company deposited an additional $1,280 into the restricted account related to potential interest expense on the unpaid early termination fees for the pre-bankruptcy term loan with Bayside. In the second quarter of fiscal 2014, this escrow amount, including interest, was released to Bayside. On October 24, 2013, the Bankruptcy Court approved a stipulation which reflected the settlement of this matter. In connection with this settlement, the parties agreed that the amount of the early termination fee was $21,000. As a result, Bayside refunded to the Company $5,399 which represented the amount of restricted account funds that had been released to Bayside in excess of the $21,000 settlement. The $5,399 consisted of a reduction of the early termination fee of $4,054 and a recovery of interest expense previously paid in fiscal 2014 of $1,345.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

During the first quarter of fiscal 2013, the Company transferred $2,708 of cash into an additional restricted account. The funds in the restricted account serve as collateral primarily for the Company’s workmen’s compensation insurance and other lease obligations, secured by letters of credit. During the third and fourth quarters of fiscal 2013 and the first and second quarters of fiscal 2014, $972, $434, $601 and $701, respectively, was transferred from the restricted cash account as the letters of credit secured by these amounts were canceled. The Company currently has no restrictions on its cash balance. The restricted cash balances of $26,302 and $2,708 on April 27, 2013 and October 27, 2012, respectively approximated fair value.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Quarterly Overview

School Specialty, Inc. (the “Company”), is an education company that provides innovative and proprietary products, programs, and services to help educators engage and inspire students of all ages and abilities to learn. Through each of our leading brands, we design, develop, and provide pre K-12 educators with the latest and very best curriculum, supplemental learning resources and classroom basics. Working in collaboration with educators, we reach beyond the scope of textbooks to help teachers, guidance counselors, and school administrators ensure that every student reaches his or her full potential.

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

General

The Reorganization Plan generally provided for the payment in full in cash on, or as soon as practicable after, the Effective Date of specified claims, including:

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

Exit Facilities

As of the Effective Date, the Debtors closed on the exit credit facilities, the proceeds of which were or will be, among other things, used to (i) pay in cash the DIP Financing Claims, to the extent provided for in the Reorganization Plan, (ii) make required distributions under the Reorganization Plan, (iii) satisfy certain Reorganization Plan-related expenses, and (iv) fund the reorganized Company’s working capital needs. The terms of the exit credit facilities are described under Note 14 of the Notes to Condensed Consolidated Financial Statements – Debt.

Equity Interests

As mentioned above, all shares of the Company’s common stock outstanding prior to the Effective Date were cancelled and extinguished as of the Effective Date. In accordance with the Reorganization Plan, on the Effective Date, the reorganized Company issued 1,000,004 shares of new common stock, which constitutes the total number of shares of new common stock outstanding immediately following the Effective Date.

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

Process Improvement Programs

In the Company’s second quarter of fiscal 2014, the company-wide Process Improvement Program was launched to better align the Company’s operating groups, enhance systems and processes and drive efficiency throughout the organization to improve the customer experience. The key elements of the Process Improvement Program include:

•	Distribution Center and Warehouse Consolidation/Reconfiguration. The Company is in the process of consolidating its Distribution business from four distribution centers to two. The Fresno, California and Salina, Kansas facilities are expected to be closed in the Company’s third quarter. The Company intends to build out its Mansfield, Ohio distribution center and make that its core hub center to better service nationwide customers. The Company plans to have the distribution center in Greenville, Wisconsin continue to serve as a distribution hub, and to leverage that distribution center during the peak-selling season. The Fresno and Salina distribution centers ceased processing customer shipments in the Company’s second quarter of fiscal 2014. The Company is in the process of transitioning the inventory from these facilities to both its Mansfield and Greenville facilities.

•	Sales and Operation Planning. The Company plans to implement lean processes and align its supply chain teams behind product groups and dedicated planning/forecasting teams in order to provide greater efficiencies in sourcing, purchasing and procurement. The Company expects these areas will be integrated directly with the sales teams to ensure better control over pricing, product development and inventory management, as well as leveraging global sourcing. This program also is expected to reduce freight and warehousing costs.

•	Product Management / SKU Rationalization. The Company is identifying and removing many of the lower-performing SKU’s which is anticipated to result in cost savings in procurement and marketing, particularly associated with catalog and distribution functions. Through the second quarter of fiscal 2014, approximately 11,000 SKU’s have been identified for removal.

•	Customer Care and Service Functions. The Company plans to streamline administrative functions and seek to improve its data-capture capabilities as there is significant expertise in this area that needs to be integrated into other areas of our operations. The Greenville, WI facility is intended to become our consolidated Customer Care Center of Excellence.

•	Expanding the Digital Platform. The Company intends to transition its marketing spend to enhance its digital capabilities. This includes a robust e-commerce platform, various branded web redesigns to drive traffic and online sales, search engine optimization and social media. All of the investments for the information technology spend were part of the fiscal 2014 budget and new investments are anticipated to be offset by lower costs in other marketing areas.

•	Continuous Improvement and Project Management Alignment. The Company has established a Project Management Office and a Steering Committee that is comprised of team leaders to establish greater accountability. The Company’s Chief Executive Officer will serve on the Steering Committee as Chairman.

The Company anticipates these Process Improvement Programs will reduce SG&A costs by between $3 million and $5 million in Fiscal 2014, with the majority of these savings expected in the fourth quarter. The annualized recurring savings from these programs are estimated to be approximately $12 million to $15 million. The Company expects to incur approximately $12 million of non-recurring or restructuring costs in fiscal 2014 associated with these initiatives and other bankruptcy-related activities.

Results of Operations

Factors Affecting Comparability

Fresh Start Accounting Adjustments

The Company adopted fresh start accounting and reporting effective June 11, 2013, the Fresh Start Reporting Date. The financial statements as of the Fresh Start Reporting Date report the results of the Successor Company with no beginning retained earnings or accumulated deficit. Any financial statement presentation of the Successor Company represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods presented by the Predecessor Company. The financial statements for periods ended prior to the Fresh Start Reporting Date do not include the effect of any changes in the Predecessor Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

Accordingly, in addition to providing the GAAP analysis for the second fiscal quarter below, management has provided a non-GAAP analysis entitled “Non-GAAP Financial Information – Combined Results” for the 26 weeks ended October 26, 2013. Non-GAAP Financial Information – Combined Results combines GAAP results of the Successor Company for the twenty weeks ended October 26, 2013 and GAAP results of the Predecessor Company for the six weeks ended June 11, 2013. Management’s non-GAAP analysis compares the Non-GAAP Financial Information – Combined Results for certain financial statement items to the Predecessor Company’s GAAP results for the six months ended October 27, 2012.

Successor Company GAAP Results for the Three Months Ended October 26, 2013 Compared to Predecessor Company GAAP Results for the Three Months Ended October 27, 2012

Revenues

Revenues for the three months ended October 26, 2013 increased 3.7%, or $8.7 million from the Predecessor Company three months ended October 27, 2012.

Distribution (formerly referred to as “Educational Resources”) segment revenues increased 6.8%, or $11.6 million, from the Predecessor Company three months ended October 27, 2012. Approximately $10 million of the increase was related to the supplies product lines, while the furniture product lines increased approximately $2 million. The increase in second quarter segment revenue is largely due to timing differences between the first and second quarters in the current year as compared to the previous year. In the current year’s first quarter, the Company had increased backorders associated with the disruption caused in our procurement processes by the bankruptcy. These backorders were shipped in the second quarter of fiscal 2014. In addition, the shutdown of the Company’s Mt. Joy, Pennsylvania distribution center and the transfer of the order processing volume to remaining distribution centers resulted in some customer order shipments shifting into the Company’s second fiscal quarter.

Curriculum (formerly referred to as “Accelerated Learning”) segment revenues decreased 4.3%, or $2.8 million, from the Predecessor Company three months ended October 27, 2012. The decline is made up of an approximately $6 million decline related to decreased school spending for agenda products offset by a $3 million increase in purchases related to the Company’s science business unit as a result of a shifting of orders from the first quarter into the second quarter.

Gross Profit

Gross margin for the three months ended October 26, 2013 was 37.9% as compared to 39.1% for the Predecessor Company’s three months ended October 27, 2012.

Distribution segment gross margin was 32.9% for the three months ended October 26, 2013 as compared to 33.4% for the Predecessor Company three months ended October 27, 2012. The decrease in gross margin is related to a reduction in vendor rebates earned. Until normal terms are established with all vendors, rebate programs will be negatively impacted.

Curriculum segment gross margin was 52.7% for the three months ended October 26, 2013 as compared to 54.0% for the Predecessor Company three months ended October 27, 2012. The decline is primarily related to higher product development amortization spread over a lower revenue base. The increased product development amortization resulted in a 70 basis point reduction in segment gross margin. Product mix within the segment contributed to the remaining difference.

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

SG&A for the three months ended October 26, 2013 increased $4.3 million from $67.4 million in the second quarter of fiscal 2013 to $71.7 million in the second quarter of fiscal 2014. As a percent of revenue, SG&A increased from 28.4% for the three months ended October 27, 2012 to 29.2% for the three months ended October 26, 2013.

SG&A attributable to the Distribution and Curriculum segments increased $1.4 million and Corporate SG&A increased $2.9 million in the second quarter as compared to last year’s second quarter.

Distribution segment SG&A increased $0.3 million, or 0.8%, from $35.8 million in the second quarter of fiscal 2013 to $36.1 million in the second quarter of fiscal 2014. Variable based transportation and warehouse expenses increased by $0.8 million the second quarter of fiscal 2014 related to the increased revenue. This was partially offset by decreases in depreciation and amortization expense associated with the fresh start valuation adjustments recorded as of the Effective Date.

Curriculum segment SG&A increased $1.1 million, or 5.4%, from $20.2 million for the three months ended October 27, 2012 to $21.3 million for the three months ended October 26, 2013. Curriculum segment SG&A increased as a percent of revenues from 30.8% for the three months ended October 27, 2012 to 33.9% for the three months ended

October 26, 2013. This increase was related to incremental depreciation associated with the fresh start valuation adjustments recorded as of the Effective Date. Additionally, in the second quarter of fiscal 2014, the Company decided to sell the printing-related assets used in its agenda business as it will use outside print vendors to produce all agendas in future years. Approximately 30% of agendas were historically produced using the Company’s printing facilities. With the decision to shut down the printing facilities, the Company recorded accelerated depreciation in the second quarter.

The Corporate SG&A increase was primarily the result of $2.6 million of bankruptcy related costs incurred during the 3 months ended October 26, 2013. Approximately $1.1 million of this amount was related to incremental freight and warehousing costs incurred due to the incremental backorders that resulted from supply chain interruptions related to the Company’s bankruptcy. The bankruptcy created uncertainty in the vendor base which contributed to an increase in backorders of approximately 90%. A majority of the backorders shipped in the Company’s second quarter. Early third quarter backorder levels are at historical norms. The Company also incurred approximately $1.4 million of consulting costs associated with the Company’s Process Improvement Programs. These increases were partially offset by reduced compensation and benefit costs associated with reductions in headcount

Restructuring Charges

In the second quarter of fiscal 2014 the Successor Company recorded $2.2 million of restructuring charges which consisted of $1.7 million of severance and the remainder associated with the shutdown of distribution centers and professional fees related to the Company’s restructuring.

Impairment of Long-Term Asset

For the three months ended October 27, 2012, the Company recorded a $1.4 million impairment charge related to the note receivable it had recorded on its balance sheet from the divestiture of the Visual Media business in fiscal 2008. The Company received proceeds of $3.0 million that was used to pay down the Term Loan and recorded an impairment charge of $1.4 million.

Interest Expense

Interest expense decreased $4.7 million, from $9.3 million in the second quarter of fiscal 2013 to $4.6 million in the second quarter of fiscal 2014.

The Predecessor Company recorded $3.8 million of interest expense on its convertible debt in the second quarter of fiscal 2013, of which $2.3 million was non-cash interest expense. There was no interest expense on the convertible debt in the second quarter of fiscal 2014 as the convertible debt was canceled on the Effective Date in accordance with the Reorganization Plan with those debt holders receiving 35% of the equity of the Successor Company.

Second quarter fiscal 2014 interest expense associated with the Successor Company’s term loan was approximately $1.3 million greater than the Predecessor Company’s term loan interest expense in the second quarter of fiscal 2013 due to an increase in average borrowings in the term loan as compared to the pre-bankruptcy term loan, partially offset by a decrease in the borrowing rate.

In the first quarter of fiscal 2014, the Company recorded approximately $0.6 million of interest related to the unpaid early termination fees for the pre-bankruptcy term loan with Bayside. During the second quarter of fiscal 2014, the parties settled the disputed early termination fee at a fixed dollar amount and Bayside refunded a portion of the fee and all interest previously paid. As such, the interest expense recorded was reversed in the second quarter of fiscal 2014.

Change in Fair Value of Interest Rate Swap

In the second quarter of fiscal 2014, the Company entered into an interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at October 26, 2013 was $72,500. As of October 26, 2013, the fair value of the derivative declined by $622 and a loss of $622 was recorded.

Partial Refund of Early Termination Fee

During the third quarter of fiscal 2013, the Company recorded a $25.1 million prepayment charge related to the acceleration of the obligations under the Bayside term loan credit agreement. The charge was triggered by the Company’s non-compliance with the minimum liquidity covenant. The early prepayment fee represented the present value of interest payments due to Bayside Finance, LLC (“Bayside”) during the term of the term loan credit agreement. The $25.1 million early termination fee plus approximately $1.3 million of potential interest expense was placed in an escrow account. These escrow funds, totaling $26.4 million were released to Bayside early in the second quarter of fiscal 2014.

During the second quarter of fiscal 2014, the parties reached an agreement whereby the early termination fee was fixed at $21.0 million. As such, Bayside retained $21.0 million, and refunded to the Company the $5.4 million excess. The refund was received by the Company in the second quarter of fiscal 2014, of which $4.1 million was a partial refund of the early termination fee and the remainder was a refund of interest expense.

Reorganization Items, Net

In the second quarter of fiscal 2014, the Successor Company recorded $3.4 million of reorganization items. This consisted primarily of professional fees associated with activities attributable to the implementation of the Company’s Reorganization Plan.

Non-GAAP Financial Information — Combined Results

Management believes that the presentation of Non-GAAP Financial Information — Combined Results offers a useful non-GAAP normalized comparison to GAAP results of the Predecessor Company for the six months ended October 26, 2013. The Non-GAAP Financial Information — Combined Results presented below are reconciled to the most comparable GAAP measures.

Non-GAAP Combined Results for the Six Months Ended October 26, 2013 Compared to Predecessor Company GAAP Results for the Six Months Ended October 27, 2012

Revenues

	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013	Six Months Ended October 26, 2013	Six Months Ended October 27, 2012
Revenues	$389,128	$58,697	$447,825	$489,005

Combined revenues for the six months ended October 26, 2013 decreased 8.4%, or $41.2 million from the Predecessor Company six months ended October 27, 2012.

Distribution segment combined revenues decreased 7.8%, or $27.0 million, from the Predecessor Company six months ended October 27, 2012. Approximately $13 million of the decline was related to the supplies product lines, while the furniture product lines declined approximately $14 million. This decline is primarily due to the fact that revenue in the first quarter was negatively impacted by factors related to the Chapter 11 Cases. These factors included continued customer uncertainty during the Chapter 11 Cases which we believe was a contributing factor to the decline in incoming orders. The segment did have an increase in order tempo, though, in the second quarter and we believe this may indicate a stabilization of the revenue for the remainder of fiscal 2014.

Curriculum segment combined revenues decreased 9.7%, or $13.9 million, from the Predecessor Company six months ended October 27, 2012. Approximately $5 million of the decline was related to the large curriculum orders in Florida and Mississippi in the prior year period, which were not expected to recur in the current year. Approximately $8.5 million of the decline is related to our student planner and agenda products. We believe schools consider agenda products more discretionary in nature and some schools are de-emphasizing paper-based agendas in favor of digital products. The Company is in the process of transitioning its agenda offerings to more of a digital format versus print format.

Gross Profit

	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013	Six Months Ended October 26, 2013	Six Months Ended October 27, 2012
Gross profit	$152,963	$23,618	$176,581	$196,297

Combined gross margin for the six months ended October 26, 2013 was 39.4% as compared to 40.1% for the Predecessor Company’s six months ended October 27, 2012.

Distribution segment combined gross margin was 33.8% for the six months ended October 26, 2013 as compared to 34.1% for the Predecessor Company six months ended October 27, 2012. The decrease in gross margin is related to a reduction in vendor rebates earned. Until normal terms are established with all vendors, rebate programs will be negatively impacted.

Curriculum segment combined gross margin was 53.1% for the six months ended October 26, 2013 as compared to 54.4% for the Predecessor Company six months ended October 27, 2012. Approximately 80 basis points of the decline is related to an increase of $0.7 million of product development amortization spread over lower revenue in the first six months of fiscal 2014. The remaining decline is primarily related to product mix as sales of curriculum-related products, particularly non-print reading-based products, declined during the current year’s first half.

Selling, General and Administrative Expenses

	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013	Six Months Ended October 26, 2013	Six Months Ended October 27, 2012
Selling, general and administrative expenses	$108,819	$27,473	$136,292	$142,480

SG&A includes selling expenses, the most significant of which are sales wages and commissions; operations expenses, which includes customer service, warehouse and out-bound freight costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; and depreciation and intangible asset amortization expense.

Combined SG&A decreased $6.2 million from $142.5 million for the six months ended October 27, 2012 to $136.3 million for the six months ended October 26, 2013. As a percent of revenue, SG&A increased from 29.1% for the six months ended October 27, 2012 to 30.4% for the six months ended October 26, 2013.

Combined SG&A attributable to the Distribution and Curriculum segments decreased $9.4 million and Corporate combined SG&A increased $3.2 million in the first six months as compared to last year’s first six months.

Distribution segment combined SG&A decreased $7.2 million, or 9.6%, from $74.8 million for the six months ended October 27, 2012 to $67.6 million for the six months ended October 26, 2013. Approximately $1.6 million of the decrease was due to variable costs such as transportation, warehousing, and selling expenses associated with decreased revenues. In addition, the segment had a decrease of $2.1 million in its marketing costs primarily associated with a decrease in catalog costs as the Company reduced the number of seasonal catalog mailings and reduced circulation of other catalogs. Compensation and benefits costs for the Distribution segment decreased $0.8 million. Headcount for the Distribution segment has been reduced 8% compared to fiscal 2013. The reduced compensation costs in fiscal 2014 were offset by reduced compensation costs in fiscal 2013 as a result of furloughs taken in the six months ended October 27, 2012. Distribution segment combined SG&A decreased as a percent of revenues from 21.7% for the six months ended October 27, 2012 to 21.3% for the six months ended October 26, 2013.

Curriculum segment combined SG&A decreased $2.2 million, or 5.1%, from $43.4 million for the six months ended October 27, 2012 to $41.2 million for the six months ended October 26, 2013. Approximately $1.3 million of the decrease was due to variable selling costs associated with decreased revenues. Headcount for the Curriculum segment has been reduced 12% compared to fiscal 2013. The reduced compensation costs in fiscal 2014 were offset by reduced compensation costs in fiscal 2013 as a result of furloughs taken in the six months ended October 27, 2012. Curriculum segment combined SG&A increased as a percent of revenues from 30.2% for the six months ended October 27, 2012 to 31.7% for the six months ended October 26, 2013.

The Corporate combined SG&A increase was primarily the result of $3.8 million of bankruptcy related and other costs associated with the Company’s Process Improvement Programs which were incurred during the six months ended October 26, 2013. Approximately $1.9 million of this amount was related to incremental freight and warehousing costs incurred due to the incremental backorders that resulted from supply chain interruptions related to the Company’s bankruptcy. The bankruptcy created uncertainty in the vendor base which contributed to an increase in backorders of approximately 90%. A majority of the backorders shipped in the Company’s second quarter. Early third quarter backorder levels are at historical norms. The Company also incurred approximately $1.5 million of consulting costs associated with the Company’s Process Improvement Programs. These increases were partially offset by reduced compensation and benefit costs associated with reductions in headcount.

Restructuring Charges

In six months ended October 26, 2013, the Successor Company recorded $3.6 million of bankruptcy related restructuring charges. The closure of the Company’s distribution centers and printing plants resulted in charges of $1.7 million which included lease termination costs and other shutdown related expenditures. Severance in the first six months of fiscal 2014 was $1.9 million.

Impairment of Long-Term Asset

For the three months ended October 27, 2012, the Company recorded a $1.4 million impairment charge related to the note receivable it had recorded on its balance sheet from the divestiture of the Visual Media business in fiscal 2008. The Company received proceeds of $3.0 million that were used to pay down the Term Loan and recorded an impairment charge of $1.4 million.

Interest Expense

Combined interest expense decreased $8.6 million, from $19.3 million for the six months ended October 27, 2012 to $10.7 million for the six months ended October 26, 2013.

The Predecessor Company recorded $7.4 million of interest expense on its convertible debt for the six months ended October 27, 2012, of which $4.5 million was non-cash interest expense. Interest expense on the convertible debt was not accrued subsequent to the Chapter 11 filing. In the first quarter of fiscal 2014, the Predecessor Company would have recorded $1.6 million of convertible debt interest expense, absent the Chapter 11 Cases for the period up to the Effective Date. However, the convertible debt was canceled in accordance with the Reorganization Plan with those debt holders receiving 35% of the equity of the Successor Company.

For the six months ended October 26, 2013, interest expense associated with the Successor Company’s term loan was approximately $1.3 million greater than the Predecessor Company’s term loan interest expense for the six months ended October 27, 2012 due to an increase in average borrowings in the exit financing term loan as compared to the pre-bankruptcy term loan, partially offset by a decrease in the borrowing rate. Interest expense for the six months ended October 27, 2012 included $2.5 million of debt issuance costs write-offs, as compared to zero in the current year, associated with the debt refinancing completed in May, 2012.

Change in Fair Value of Interest Rate Swap

In the second quarter of fiscal 2014, the Company entered into an interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at October 26, 2013 was $72,500. As of October 26, 2013, the fair value of the derivative declined by $622 and a loss of $622 was recorded.

Partial Refund of Early Termination Fee

During the third quarter of fiscal 2013, the Company recorded a $25.1 million prepayment charge related to the acceleration of the obligations under the Bayside term loan credit agreement. The charge was triggered by the Company’s non-compliance with the minimum liquidity covenant. The early prepayment fee represented the present value of interest payments due to Bayside Finance, LLC (“Bayside”) during the term of the term loan credit agreement. The $25.1 million early termination fee plus approximately $1.3 million of potential interest expense was placed in an escrow account. These escrow funds, totaling $26.4 million were released to Bayside early in the second quarter of fiscal 2014.

During the second quarter of fiscal 2014, the parties reached an agreement whereby the early termination fee was fixed at $21.0 million. As such, Bayside retained $21.0 million, and refunded to the Company the $5.4 million excess. The refund was received by the Company in the second quarter of fiscal 2014, of which $4.1 million was a partial refund of the early termination fee and the remainder was a refund of interest expense.

Reorganization Items, Net

In the six months ended October 26, 2014, the Company recorded a $80.2 million net reorganization gain. This consists of $162.4 million of cancellation of indebtedness income related to the settlement of prepetition liabilities and changes in the Predecessor’s capital structure arising from implementation of the Reorganization Plan, offset by $30.2 million of fresh start adjustments, $21.4 million of cancellation of debt upon the issuance of equity, $18.5 million of professional, financing and other fees, $7.0 million of contract rejections and $5.1 million of other reorganization adjustments.

Included in the $18.5 million of professional and other financing fees are $4.6 million of professional fees incurred after the Effective Date which pertained to post-emergence activities related to the implementation of the Reorganization Plan and other transition costs attributable to the reorganization. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout fiscal 2014 and potentially in future periods. These expenses will include primarily professional advisory fees and other costs related to the implementation of the Reorganization Plan and the resolution of unresolved claims.

Liquidity and Capital Resources

At October 26, 2013, the Company had working capital of $159.4 million. Our capitalization at October 26, 2013 was $310.1 million and consisted of total debt of $157.6 million and stockholders’ equity of $152.5 million.

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

The Company was in compliance with these covenants as of the end of the first six months of fiscal 2014 and was in compliance with the minimum liquidity covenant as of the end of each fiscal month in the first six months of fiscal 2014. The Company closely evaluates its expected ability to remain in compliance with the financial covenants under our New ABL Security Agreement and New Term Loan Credit Agreement. Based on current projections, the Company believes it will maintain compliance with these financial covenants through the remainder of fiscal 2014.

Net cash provided by operating activities for the Successor Company was $14.3 million and net cash used in operating activities for the Predecessor Company was $20.0 million for the six months ended October 26, 2013. This compares with cash provided by operations of $19.5 million for the six months ended October 27, 2012, or a combined decrease of $25.2 million. The decrease is primarily due to decreased net income of approximately $26 million, after adjusting for non-cash items in net income. Approximately $18.3 million of the decreased net income was attributable to bankruptcy-related cost for professionals or other financing related fees which were paid in the first six months of fiscal 2014.

In addition, the Company’s had accrued approximately $6.2 million of bankruptcy-related professional fees in fiscal 2013 which were paid in fiscal 2014. Partially offsetting the decline in cash from operations was approximately $16.0 million of working capital improvements, specifically for prepaid expenses. This improvement in the current year was due to the impact of the bankruptcy as the Company had to prepay, in fiscal 2013, for inventory purchases needed for the fiscal 2014 season as some vendors would not extend credit terms during the bankruptcy. The Company has been working closely with its vendor base to re-establish credit terms and expects that most vendors will provide historic credit terms for prospective purchases.

Net cash provided by investing activities was $22.7 million for the Successor Company and net cash used in investing activities was $0.7 million for the Predecessor Company, which on a combined basis was up $27.4 million from last year’s six month period. Approximately $29.0 million of the increase was related to changes in restricted cash account balances. Approximately, $25.0 million of this reduction in the restricted cash account related to the early termination fee associated with the Bayside term loan (see Note 17 – Restricted Cash).

Cash flow from financing activities for the Predecessor Company reflects cash payments of $148.6 million to retire debtor-in-possession financing. The proceeds of the exit financing were $165.9 million for the Predecessor Company. The Predecessor Company incurred $9.4 million of debt issuance costs. Net borrowings on the debtor-in-possession ABL were $7.6 million for the period ended June 11, 2013. Net cash used in financing activities for the twenty weeks ended October 26, 2013 was $41.9 million. Approximately $21.0 million relates to the payment of the early termination fee for the Bayside term loan, which was accrued in fiscal 2013. The payment was funded from the Company’s restricted cash account (see Note 17 – Restricted Cash). Net repayments on the New ABL Facility were $20.3 million for the twenty weeks ended October 26, 2013.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the period covered by this quarterly report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were not effective for the purposes set forth in the definition of the Exchange Act rules due to a material weakness in internal control over financial reporting related to accounting for non-routine transactions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended October 26, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

Date: December 16, 2013	/s/ James R. Henderson
James R. Henderson
Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2013	/s/ David N. Vander Ploeg
David N. Vander Ploeg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Management Incentive Plan for Fiscal 2014 (incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K filed October 28, 2013).

10.2	Letter to Pat Collins dated September 28, 2013 (incorporated by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K filed October 28, 2013).

10.3	Stipulation Approving the Settlement of (I) the Creditors’ Committee’s Appeal of the Make-Whole Order, and (II) the Creditors’ Committee’s Adversary Proceeding, Approved October 24, 2013 (incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K filed October 31, 2013).

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended October 26, 2013 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.