Form 10-Q
period 2014-01-25
SCHOOL SPECIALTY INC
filed 2014-03-05
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 25, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2014
Common Stock, $0.001 par value	1,000,004

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 25, 2014

		Page Number
PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at January 25, 2014 (Successor Company), April 27, 2013 and January 26, 2013 (Predecessor Company)	3

	Condensed Consolidated Statements of Operations for the Three Months and Thirty-Three Weeks Ended January 25, 2014 (Successor Company), Six Weeks Ended June 11, 2013 and Three and Nine Months Ended January 26, 2013 (Predecessor Company)	4

	Condensed Consolidated Statements of Comprehensive Income for the Three Months and Thirty-Three Weeks ended January 25, 2014 (Successor Company), Six Weeks Ended June 11, 2013 and Three and Nine Months Ended January 26, 2013 (Predecessor Company)	5

	Condensed Consolidated Statements of Cash Flows for the Thirty-Three Weeks Ended January 25, 2014 (Successor Company), Six Weeks Ended June 11, 2013 and Nine Months Ended January 26, 2013 (Predecessor Company)	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	37

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52

ITEM 4.	CONTROLS AND PROCEDURES	52

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS	53

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	Successor Company	Predecessor Company
	January 25, 2014	April 27, 2013	January 26, 2013
ASSETS
Current assets:
Cash and cash equivalents	$17,888	$20,769	$5,310
Restricted cash	—	26,302	1,736
Accounts receivable, less allowance for doubtful accounts of $1,267, $926 and $941, respectively	56,017	58,942	57,299
Inventories	73,224	92,582	86,667
Deferred catalog costs	9,933	8,924	12,363
Prepaid expenses and other current assets	13,655	29,901	10,356
Refundable income taxes	5,432	9,793	2,546
Deferred taxes	—	—	6,862
Assets held for sale	2,200	—	—

Total current assets	178,349	247,213	183,139
Property, plant and equipment, net	36,036	39,209	47,352
Goodwill	21,588	—	—
Intangible assets, net	49,371	110,306	111,937
Development costs and other	36,413	30,079	35,644
Deferred taxes long-term	47	51	47
Investment in unconsolidated affiliate	715	715	8,464

Total assets	$322,519	$427,573	$386,583

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities—long-term debt	$1,434	$198,302	$309,268
Accounts payable	23,033	22,897	64,039
Accrued compensation	4,910	7,197	3,935
Deferred revenue	2,559	2,237	2,856
Accrued fee for early termination of long-term debt	—	25,000	—
Other accrued liabilities	14,555	21,905	15,516

Total current liabilities	46,491	277,538	395,614
Long-term debt—less current maturities	152,581	—	—
Other liabilities	1,422	925	407
Liabilities subject to compromise	—	228,302	—

Total liabilities	200,494	506,765	396,021

Commitments and contingencies—Note 18
Stockholders’ equity (deficit):
Predecessor preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—	—
Predecessor common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,599,159 and 24,599,159 shares issued, respectively	—	24	24
Predecessor capital in excess of par value		446,232	445,629
Predecessor treasury stock, at cost, 5,420,210 and 5,420,210 shares, respectively	—	(186,637)	(186,637)
Successor preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Successor common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	—	—
Successor capital in excess of par value	120,955	—	—
Accumulated other comprehensive income (loss)	(436)	22,381	22,471
Retained earnings (accumulated deficit)	1,505	(361,192)	(290,925)

Total stockholders’ equity (deficit)	122,025	(79,192)	(9,438)

Total liabilities and stockholders’ equity (deficit)	$322,519	$427,573	$386,583

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended January 25, 2014	Three Months Ended January 26, 2013	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013	Nine Months Ended January 26, 2013
Revenues	$74,664	$80,791	$463,792	$58,697	$569,796
Cost of revenues	48,216	51,385	284,494	35,079	344,093

Gross profit	26,448	29,406	179,298	23,618	225,703
Selling, general and administrative expenses	48,672	60,229	157,378	27,473	202,709
Facility exit costs and restructuring	2,429	—	6,034	—	—
Impairment charge	—	45,789	—	—	45,789

Operating income (loss)	(24,653)	(76,612)	15,886	(3,855)	(22,795)
Other expense (income):
Impairment of long-term asset	—	—	—	—	1,414
Interest expense	4,715	8,028	12,141	3,235	27,309
Early termination of long-term indebtedness	—	25,054	—	—	25,054
Change in fair value of interest rate swap	(134)	—	488	—	—
Refund of early termination fee	—	—	(4,054)	—	—
Reorganization items, net	901	—	5,548	(84,799)	—

Income (loss) before provision for income taxes	(30,135)	(109,694)	1,763	77,709	(76,572)
Provision for (benefit from) income taxes	—	(1,185)	258	1,641	(583)

Income (loss) before loss of unconsolidated affiliate	(30,135)	(108,509)	1,505	76,068	(75,989)
Loss of unconsolidated affiliate	—	(1,418)	—	—	(1,436)

Net income (loss)	$(30,135)	$(109,927)	$1,505	$76,068	$(77,425)

Weighted average shares outstanding:
Basic	1,000	18,930	1,000	18,922	18,920
Diluted	1,000	18,930	1,000	18,922	18,920
Net Income (loss) per Share:
Basic	$(30.14)	$(5.81)	$1.51	$4.02	$(4.09)
Diluted	$(30.14)	$(5.81)	$1.51	$4.02	$(4.09)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended January 25, 2014	Three Months Ended January 26, 2013	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013	Nine Months Ended January 26, 2013
Net income (loss)	$(30,135)	$(109,927)	$1,505	$76,068	$(77,425)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(330)	(15)	(436)	(101)	(1,160)

Total comprehensive income (loss)	$(30,465)	$(109,942)	$1,069	$75,967	$(78,585)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Successor Company	Predecessor Company
	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013	Nine Months Ended January 26, 2013
Cash flows from operating activities:
Net income (loss)	$1,505	$76,068	$(77,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	14,290	2,983	21,034
Amortization of development costs	4,936	918	5,136
Non-cash reorganization items	(458)	(99,668)	—
Amortization of debt fees and other	1,557	9	4,510
Change in fair value of interest rate swap	488	—	—
Impairment charges	—	—	45,789
Impairment of long-term asset	—	—	1,414
Early termination of long-term indebtedness	—	—	25,054
(Income) loss of unconsolidated affiliate	—	—	1,436
Share-based compensation expense	—	—	1,292
Deferred taxes	—	—	(1,943)
Non-cash interest expense	913	—	6,828
Changes in current assets and liabilities:
Accounts receivable	10,452	(8,011)	5,620
Inventories	29,458	(18,255)	13,838
Deferred catalog costs	(2,763)	1,754	(978)
Prepaid expenses and other current assets	17,703	722	1,776
Accounts payable	(14,913)	11,012	(10,716)
Accrued liabilities	(28,366)	12,488	(8,177)
Accrued bankruptcy-related reorganization costs	(6,188)	—	—

Net cash provided by (used in) operating activities	28,614	(19,980)	34,488

Cash flows from investing activities:
Additions to property, plant and equipment	(4,291)	(243)	(3,556)
Change in restricted cash	26,302	—	(1,736)
Investment in product development costs	(3,683)	(463)	(4,788)
Proceeds from disposal of property, plant and equipment	1,599	—	—
Proceeds from note receivable	—	—	3,000

Net cash provided by (used in) investing activities	19,927	(706)	(7,080)

Cash flows from financing activities:
Proceeds from bank borrowings	230,421	87,538	1,029,128
Repayment of bank borrowings	(254,972)	(79,977)	(1,042,457)
Issuance of debt	—	165,924	—
Repayment of debtor-in-possesion financing	—	(148,619)	—
Payment of early termination fee	(26,399)	—	—
Recovery of interest and reduction of early termination fee	5,399	—	—
Payment of debt fees and other	(636)	(9,415)	(9,253)

Net cash provided by (used in) financing activities	(46,187)	15,451	(22,582)

Net increase/(decrease) in cash and cash equivalents	2,354	(5,235)	4,826
Cash and cash equivalents, beginning of period	15,534	20,769	484

Cash and cash equivalents, end of period	$17,888	$15,534	$5,310

Supplemental disclosures of cash flow information:
Interest paid	$9,561	$5,578	$14,935
Income taxes paid	$717	$—	$409
Bankruptcy related reorganization costs paid (included in operating activities, above)	$22,246	$3,802	$—

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

During the period January 28, 2013 through June 11, 2013, School Specialty, Inc. and certain of its subsidiaries operated as debtors-in-possession under bankruptcy court jurisdiction (see Note 2). In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 852, Reorganizations, for periods including and subsequent to the filing of the Chapter 11 petition , all expenses, gains and losses that resulted from the reorganization were reported separately as reorganization items in the Consolidated Statements of Operations. Net cash used for reorganization items was disclosed separately in the Consolidated Statements of Cash Flows, and liabilities subject to compromise were reported separately in the Consolidated Balance Sheets.

As discussed in Note 3 – Fresh Start Accounting, as of June 11, 2013 (the “Effective Date”), the Company adopted fresh start accounting in accordance with ASC 852. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements as of January 25, 2014 and for the three months and thirty-three weeks then ended and any references to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

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

On May 23, 2013, the Bankruptcy Court entered an order confirming the Reorganization Plan, and a corrected copy of such order was entered by the Bankruptcy Court on June 3, 2013. The Reorganization Plan became effective on the Effective Date.

General

The Reorganization Plan generally provided for the payment in full in cash on or as soon as practical after the Effective Date of specified claims, including:

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In addition, the Reorganization Plan generally provides for the treatment of allowed claims against, and equity interests in, the Debtors as follows:

•	The lenders under the Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Ad Hoc DIP Agreement”) by and among the Company, certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent and the lenders party thereto were entitled to receive (i) cash in an approximate amount of $98,000, and (ii) 65% of the common stock of the reorganized Company. The fair value of the 65% ownership interest was approximately $78,600 as of the Effective Date. Approximately $57,200 of this value was in satisfaction of the portion of the Ad Hoc DIP not settled in cash with approximately $21,375 representing excess value received by the Ad Hoc DIP lenders. The $21,375 of excess value received by the Ad Hoc DIP lenders was recognized as a reorganization loss;

•	Each holder of an allowed general unsecured claim is entitled to receive a deferred cash payment equal to 20% of such allowed claim, plus interest, on the terms described in the Reorganization Plan;

•	Each holder of an unsecured claim arising from the provision of goods and/or services to the Debtors in the ordinary course of its pre-petition trade relationship with the Debtors, with whom the reorganized Debtors continue to do business after the Effective Date, is entitled to receive a deferred cash payment equal to 20% of such claim, plus interest, on the terms described in the Reorganization Plan. Such holders may increase their percentage recoveries to 45%, plus interest, by electing to provide the reorganized Debtors with customary trade terms for a specified period, as described in the Reorganization Plan;

•	Each holder of the Company’s 3.75% Convertible Subordinated Debentures due 2026, as further described elsewhere in this report, received its pro rata share of 35% of the common stock of the reorganized Company;

•	Each holder of an allowed general unsecured claim or allowed trade unsecured claim of $3 or less, or any holder of a general unsecured claim or trade unsecured claim in excess of $3 that agreed to voluntarily reduce the amount of its claim to $3 under the terms described in the Reorganization Plan, was entitled to receive a cash payment equal to 20% of such allowed claim on or as soon as practicable after the Effective Date; and

•	Holders of equity interests in the Company prior to the Effective Date, including claims arising out of or with respect to such equity interests, were not entitled to receive any distribution under the Reorganization Plan.

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

During the Chapter 11 Cases, the Company’s ability to continue as a going concern was contingent upon its ability to comply with the financial and other covenants contained in its ABL DIP Agreement and Ad Hoc DIP Agreement (see Note 13 of the Notes to Condensed Consolidated Financial Statements—Debt), the Bankruptcy Court’s approval of the Company’s Reorganization Plan and the Company’s ability to successfully implement the Company’s plan and obtain exit financing, among other factors. As a result of the Chapter 11 Cases, the realization of assets and satisfaction of liabilities were subject to uncertainty. The Company emerged from Chapter 11 in June, 2013. As a result of emergence from bankruptcy, as well as projected compliance with financial, affirmative, and negative covenants, management believes that the Company has resolved the previous substantial doubt relative to the Company’s ability to continue as a going concern described above.

In connection with the Company’s emergence from Chapter 11, the Company was required to adopt fresh start accounting as of June 11, 2013 in accordance with ASC 852 “Reorganizations”. The Company elected to use June 8, 2013 (the “Convenience Date”), which was the week ended date nearest to the Effective Date, to avoid disruption to the Company’s weekly accounting processes. The Company performed a qualitative and quantitative assessment in order to determine the appropriateness of using the Convenience Date for fresh start accounting instead of the Effective Date. The Company’s assessment determined that the use of the Convenience Date did not have a material impact on either the predecessor or successor periods in the current fiscal year and there were no qualitative factors that would preclude the use of the Convenience Date for accounting and reporting purposes. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

June 11, 2013. The consolidated financial statements as of January 25, 2014 and for the three months and thirty-three weeks then ended and any references to “Successor” or “Successor Company” show the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

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

FASB ASC 852 provides for, among other things, a determination of the value to be assigned to the assets of the reorganized Company as of a date selected for financial reporting purposes. The Company adjusted its enterprise value of $300,000 for certain items such as post-petition liabilities to determine a reorganization value attributable to

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

assets of $415,410. Under fresh start accounting, the reorganization value was allocated to the Company’s assets based on their respective fair values in conformity with the purchase method of accounting for business combinations included in FASB ASC 805, Business Combinations. The excess reorganization value over the fair value of identified tangible and intangible assets of $21,588 was recorded as goodwill.

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

Fresh start accounting and reporting permits the selection of appropriate accounting policies for Successor Company. The Predecessor Company’s significant accounting policies that were disclosed in the Annual Report on Form 10-K for the year ended April 27, 2013 were generally adopted by the Successor Company as of the Effective Date, though many of the account balances were affected by the reorganization and fresh start adjustments presented below.

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

Certain of the fresh start adjustments were updated in the third quarter of fiscal 2014, but are still preliminary and will be finalized during fiscal 2014.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

AS OF JUNE 11, 2013

	June 11, 2013
	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current assets:
Cash and cash equivalents	$11,052	$4,363	(1)	$—		$15,415
Restricted cash	26,421	—		—		26,421
Accounts receivable	66,894	—		(250	)(8)	66,644
Inventories	110,830	—		(8,147	)(8)	102,683
Other current assets	45,819	321	(2)	(2,162	)(8)	43,978

Total current assets	261,016	4,684		(10,559)		255,141
Property, plant and equipment, net	37,604	(6,202	)(2)	15,522	(8)	46,924
Goodwill	—	—		21,588	(8)(9)	21,588
Intangible assets, net	109,155	—		(56,795	)(8)	52,360
Development costs and other	31,142	8,255	(3)	—		39,397

Total assets	$438,917	$6,737		$(30,244)		$415,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,226	$—		$—		$38,226
Accrued compensation	7,229	(315	)(2)	—		6,914
Other accrued liabilities	60,301	9,947	(2)(4)(6)	22	(8)	70,270

Total current liabilities	105,756	9,632		22		115,410
Long-term debt	205,863	(39,939	)(5)	—		165,924
Other liabilities	925	12,195	(2)(6)	—		13,120
Liabilities subject to compromise	223,988	(223,988	)(6)	—		—

Total liabilities	$536,532	$(242,100)		$22		$294,454

Commitments and contingencies
Stockholders’ equity:
Common stock—Predecessor	$24	$(24	)(7)	$—		$—
Capital in excess of par value—Predecessor	446,232	(446,232	)(7)	—		—
Treasury Stock—Predecessor	(186,637)	186,637	(7)	—		—
Accumulated (deficit) and other comprehensive income—Predecessor	(357,234)	387,500	(7)	(30,266	)(7)(8)	—
Common stock—Successor	—	1	(7)	—		1
Capital in excess of par value—Successor	—	120,955	(7)	—		120,955

Total stockholders’ equity	(97,615)	248,837		(30,266)		120,956

Total liabilities and stockholders’ equity	$438,917	$6,737		$(30,244)		$415,410

(1)	The Company deposited $7,647 of proceeds from its exit financing into a segregated cash account which is used to pay administrative claims and certain advisors in the bankruptcy proceedings. The Company utilized $3,284 of its cash balance immediately prior to emergence to fund a portion of the cash requirements from exit financing.
(2)	The Company recorded adjustments related to various contract rejections or amendments completed as part of the Reorganization Plan. This included a $6,202 write down of property, plant and equipment related to the amendment of capital lease obligations for the Mansfield, OH distribution center and the rejection of capital lease obligations for the Company’s Agawam, MA property. In addition, the Company recorded $920 related to various contract damages relating to lease rejections and severance obligations, classified between long-term and short-term liabilities.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(3)	In connection with entering into the exit credit facilities, the Company capitalized $8,255 of deferred financing costs.
(4)	Pursuant to the Chapter 11 Cases, additional professional fees of $2,057 were recorded. In addition, certain administrative and convenience claims of $8,435 were recorded as current liabilities, offset by accrued interest expense converted to new Successor Company equity.
(5)	The table below presents refinancing of the Predecessor long-term debt. The Company issued $78,620 of new Successor Company equity (including $21,375 in excess of debt carrying amount), partially offset by $17,306 of debt discount and other financing costs. The current portion of the reorganized debt was $25,251, which includes of $23,823 of new Successor Company ABL loan.

June 11, 2013
Predecessor Company long-term debt	$205,863
Reorganization adjustments:
Issuance of Successor Company equity	(78,620)
Equity issuance in excess of debt carrying amount	21,375
Financing costs and professional fees paid with exit financing	17,306

Reorganized Successor Company long-term debt	$165,924

(6)	Liabilities subject to compromise generally refer to pre-petition obligations, secured or unsecured, that may be impaired by a plan of reorganization. FASB ASC 852 requires such liabilities, including those that became known after filing the Chapter 11 petitions, be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represented the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process. Liabilities subject to compromise also includes items that may be assumed under the Reorganization Plan, and may be subsequently reclassified to liabilities not subject to compromise. Liabilities subject to compromise also include certain pre-petition liabilities including accrued interest and accounts payable. At April 27, 2013, liabilities subject to compromise were $228,302, of which administrative claim payments of $4,314 were made in the Predecessor period of the current year. The table below identifies the principal categories of liabilities subject to compromise at June 11, 2013:

June 11, 2013
Accounts payable	$47,683
2011 Debentures	163,688
Pre-petition accrued interest on 2011 Debentures	979
Sale-leaseback obligations	11,638

Liabilities subject to compromise	$223,988

(7)	The Company recorded elimination of (1) the Predecessor Company’s common stock, (2) the Predecessor Company’s capital in excess of par value, net of stock options cancellation of $3,624, (3) the Predecessor Company’s treasury stock, and (4) the Predecessor Company’s accumulated deficit and accumulated other comprehensive loss. The following table represents reorganization value to be allocated to assets reconciled to the Successor Company Equity. The Company recorded Successor Company common stock of $1 and capital in excess of par value of $120,955.

June 11, 2013
Total reorganization value to be allocated to assets	$415,410
Less: Debt	(179,044)
Less: Other liabilities	(115,410)

Successor Company Equity	$120,956

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(8)	The following table represents the adjustments for fresh start accounting primarily related to recording goodwill, recording our intangible assets, fixed assets, and other assets and liabilities at fair value and related deferred income taxes in accordance with ASC 805. Additionally, such fresh start accounting adjustments reflect the increase in inventory reserve of $6,600, and elimination of certain capitalized costs of $1,426. The Company also recorded other fresh start accounting adjustments relating to (1) deferred rent included in current liabilities, (2) vendor rebates receivables in current assets, and (3) other current assets and liabilities as a result of fresh start accounting. In addition, the impact of fresh start accounting adjustments on the accumulated retained earnings was eliminated.

June 11, 2013
Fresh start accounting adjustments:
Goodwill	$21,588
Fair value adjustment to intangible assets	(56,795)
Fair value adjustment to fixed assets	15,522
Fresh start accounting adjustments relating to inventory	(8,147)
Other fresh start accounting adjustments	(2,434)

Total fresh start accounting adjustments	$(30,266)

(9)	The following table represents a reconciliation of the enterprise value attributed to assets, determination of the total reorganization value to be allocated to these assets and the determination of goodwill:

June 11, 2013
Enterprise value attributed to School Specialty	$300,000
Plus: other liabilities (excluding debt)	115,410

Total reorganization value to be allocated to assets	415,410
Less: fair value assigned to tangible and intangible assets	(393,822)

Value of School Specialty assets in excess of fair value (Goodwill)	$21,588

NOTE 4 – REORGANIZATION ITEMS, NET

Reorganization items directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code have been recorded on a separate line item on the condensed consolidated statements of operations. The following table displays the details of reorganization items for the three months and thirty-three weeks ended January 25, 2014 and the six weeks ended June 11, 2013:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Successor Company	Successor Company	Predecessor Company
	Three Months Ended January 25, 2014	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013
Liabilities subject to compromise	$—	$—	$223,988
Issuance of capital in excess of par value	—	—	(42,335)
Reclassified into other balance sheet liability accounts	—	458	(19,710)

Settlement of liabilities subject to compromise	$—	$458	$161,943
Fresh start accounting adjustments:
Goodwill	$—	$—	$21,588
Fair value adjustment to intangible assets	—	—	(56,795)
Fair value adjustment to fixed assets	—	—	15,522
Fresh start accounting adjustments relating to inventory	—	—	(8,147)
Other fresh start accounting adjustments	—	—	(2,434)

Total fresh start accounting adjustments	$—	$—	$(30,266)
Other reorganization adjustments:
Asset write-downs due to contract rejections	$—	$—	$(7,011)
Professional fees	(901)	(6,006)	(10,512)
Cancellation of equity-based awards	—	—	(3,624)
Financing fees	—	—	(2,853)
Issuance of equity in excess of debt carrying amount	—	—	(21,375)
Other	—	—	(1,503)

Total other reorganization adjustments	$(901)	$(6,006)	$(46,878)

Total Reorganization items, net	$(901)	$(5,548)	$84,799

The 2011 Debentures and related accrued interest within the liabilities subject to compromise at June 11, 2013 were settled by the issuance of new common stock representing 35% ownership in the Successor Company, with an estimated fair value of $42,335. The portion of accounts payable within the liabilities subject to compromise that will be paid in accordance with the Reorganization Plan were classified between long-term and short-term liabilities. Administrative claims totaling $8,335 were classified as short-term with any remaining recoveries under the Reorganization Plan classified as Deferred Cash Payments in long-term debt (see Note 13 of the Notes to Condensed Consolidated Financial Statements – Debt). Since the value of Common Stock issued and the amounts to be paid in cash at a later date were less than the liabilities subject to compromise, the Predecessor Company recorded a gain on reorganization of $161,943 for the six weeks ended June 11, 2013.

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

A portion of the gain related to the settlement of liabilities subject to compromise is further offset by $46,878 of other reorganizational adjustments. Equity issued to the Ad Hoc DIP lenders in excess of the debt carrying amount was $21,375. Professional fees and financing fees associated with the Predecessor Company’s debtor-in-possession financings were $13,365. The cancellation of equity awards outstanding as of the Effective Date triggered $3,624 of unrecognized share-based compensation expense. In addition, the rejection of certain leases pursuant to the Reorganization Plan resulted in an additional $7,011 of expense.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that either all, or some portion, of the deferred tax assets will not be realized. The realization is dependent upon the future generation of taxable income, reversal of deferred tax liabilities, tax planning strategies, and expiration of tax attribute carryovers. In fiscal 2012, the Company concluded that the realization of a majority of the deferred tax assets did not meet the more likely than not threshold, and recorded a tax valuation allowance of $32,638. In fiscal 2013, the Company increased its tax valuation allowance to $71,272. As of June 11, 2013 and January 25, 2014, valuation allowances were recorded to offset substantially all deferred tax assets. The Company is continuing to evaluate the impact of fresh-start accounting and cancellation of indebtedness income on its deferred tax assets and related valuation allowances. As of January 25, 2014, the Company had an immaterial amount of unremitted earnings from foreign investments.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at January 25, 2014, April 27, 2013 and January 26, 2013, was $662, $925 and $407, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 6 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity (deficit) during the six weeks ended June 11, 2013 (Predecessor Company), the thirty-three weeks ended January 25, 2014 (Successor Company) and the nine months ended January 26, 2013 (Predecessor Company) were as follows:

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance, April 27, 2013 (Predecessor Company)	$24	$446,232	$(361,192)	$(186,637)	$22,381	$(79,192)
Net income	—	—	76,068	—	—	76,068
Foreign currency translation adjustment					(101)	(101)
Cancellation of Predecessor Company common stock	(24)	—	—	—	—	(24)
Elimination of Predecessor Company capital in excess of par	—	(446,232)	—	—	—	(446,232)
Elimination of Predecessor Company accumulated deficit	—	—	285,124	—	—	285,124
Elimination of Predecessor Company treasury stock	—	—	—	186,637	—	186,637
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	—	(22,280)	(22,280)

Balance, June 11, 2013 (Predecessor Company)	$—	$—	$—	$—	$—	$—

Issuance of Successor Company Common Stock	$1	$—	$—	$—	$—	$1
Establishment of Successor Company capital in excess of par	—	120,955	—	—	—	120,955

Balance, June 12, 2013 (Successor Company)	1	120,955	—	—	—	120,956
Net income	—	—	1,505	—	—	1,505
Foreign currency translation adjustment	—	—	—	—	(436)	(436)

Balance, January 25, 2014 (Successor Company)	$1	$120,955	$1,505	$—	$(436)	$122,025

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance, April 28, 2012 (Predecessor Company)	$24	$444,427	$(213,499)	$(186,637)	$23,631	$67,946
Net loss	—	—	(77,425)	—	—	(77,425)
Foreign currency translation adjustment	—	—	—	—	(1,160)	(1,160)
Share-based compensation expense	—	1,292	—	—	—	1,292
Tax deficiency on option exercises	—	(91)	—	—	—	(91)

Balance, January 26, 2013 (Predecessor Company)	$24	$445,628	$(290,924)	$(186,637)	$22,471	$(9,438)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended January 25, 2014:
Basic and diluted EPS	$(30,135)	1,000	$(30.14)

Three months ended January 26, 2013:
Basic and diluted EPS	$(109,927)	18,930	$(5.81)

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Thirty-three weeks ended January 25, 2014:
Basic and diluted EPS	$1,505	1,000	$1.51

Six weeks ended June 11, 2013:
Basic EPS	$76,068	18,922	$4.02

Effect of dilutive stock options		—
Effect of dilutive non-vested stock and restricted shares		—

Diluted EPS	$76,068	18,922	$4.02

Nine months ended January 26, 2013:
Basic and diluted EPS	$(77,425)	18,920	$(4.09)

All outstanding stock options and restricted shares of the Predecessor Company were cancelled as of the Effective Date.

The Predecessor Company had additional stock options outstanding of 2,550, 2,632 and 2,270 during the six weeks ended June 11, 2013 and the three and nine months ended January 26, 2013, respectively, that were not included in the computation of Diluted EPS because they were anti-dilutive.

The $157,500, 3.75% convertible subordinated debentures had no impact on the Predecessor Company’s denominator for computing diluted EPS because conditions under which the debentures could have been converted were not satisfied.

NOTE 8 – SHARE-BASED COMPENSATION EXPENSE

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In conjunction with the Reorganization Plan which became effective on June 11, 2013 (see Note 2 – Bankruptcy Proceedings), all shares, options, NSUs and restricted shares that were outstanding on the Effective Date were canceled. As a result, the Predecessor Company recognized a $3,624 reorganization item related to the unrecognized share-based compensation expense which was triggered upon the cancellation of the awards.

A summary of option activity during the six weeks ended June 11, 2013 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 27, 2013	2,550	$15.27	1,207	$24.76
Granted	—	—
Exercised	—	—
Canceled	(2,550)	15.27

Balance at June 11, 2013	—	$—	—	$—

The Predecessor Company had used a combination of Non-Vested Stock Units (NSUs) and restricted shares. There were no time-based NSU awards granted nor restricted stock awarded in the six weeks ended June 11, 2013. The following table presents the amounts granted in the three and nine months ended January 26, 2013 for these types of awards:

	For the Three Months Ended		For the Nine Months Ended
	January 26, 2013		January 26, 2013
	# of shares awarded	Approximate fair value	# of shares awarded	Approximate fair value
Director NSUs	—	$—	46	$131
Performance-based NSUs	—	$—	—	$—
Restricted shares	—	$—	43	$120

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

The following table presents the share-based compensation expense recognized during the three and nine months ended January 26, 2013:

	For the Three Months Ended		For the Nine Months Ended
	January 26, 2013		January 26, 2013
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$407	249	$960	588
Director NSUs	33	20	109	67
Management Restricted shares	129	79	223	136

Total stock-based compensation expense	$569		$1,292

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The share-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying condensed consolidated statements of operations relating to the Predecessor Company. The income tax benefit related to share-based compensation expense was $221 and $502 for the three and nine months ended January 26, 2013, respectively. The Predecessor Company recognized share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

The total unrecognized share-based compensation expense as of January 25, 2014, April 27, 2013 and January 26, 2013 were as follows:

	January 25, 2014	April 27, 2013	January 26, 2013
Stock Options, net of estimated forfeitures	$—	$2,328	$2,629
NSUs	—	225	50
RSUs	—	1,071	1,127

There were no options granted during the three months ended January 26, 2013. The weighted average fair value of options granted during the nine months ended January 26, 2013 was $1.27. The fair value of options was estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

For the Nine Months Ended
January 26, 2013
Average-risk free interest rate	0.93%
Expected volatility	48.15%
Expected term	5.5 years

	For the Three Months Ended	For the Nine Months Ended
	January 26, 2013	January 26, 2013
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Income tax deficiency from stock options	$—	$(91)

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Successor Company’s intangible assets, excluding goodwill (preliminary values):

January 25, 2014	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(579)	$10,721
Publishing rights (20 years)	4,000	(133)	3,867
Trademarks (20 years)	22,700	(757)	21,943
Developed technology (7 years)	6,600	(629)	5,971
Content (5 years)	4,400	(587)	3,813
Perpetual license agreements (5 years)	1,200	(160)	1,040
Favorable leasehold interests (10 years)	2,160	(143)	2,017

Total intangible assets	$52,360	$(2,988)	$49,372

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The gross values were determined by the valuation which was performed as part of the fresh start accounting. In addition to the intangible assets above, the Successor Company recorded $21,588 of estimated goodwill.

The following tables present details of the Predecessor Company’s intangible assets, excluding goodwill:

April 27, 2013	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,760	$(25,248)	$11,512
Publishing rights (15 to 25 years)	113,260	(40,018)	73,242
Non-compete agreements (3.5 to 10 years)	150	(127)	23
Tradenames and trademarks (10 to 30 years)	4,354	(1,424)	2,930
Order backlog and other (less than 1 to 13 years)	1,766	(1,238)	528
Perpetual license agreements (10 years)	14,506	(6,845)	7,661

Total amortizable intangible assets	170,796	(74,900)	95,896

Non-amortizable intangible assets:
Tradenames and trademarks	14,410	—	14,410

Total non-amortizable intangible assets	14,410	—	14,410

Total intangible assets	$185,206	$(74,900)	$110,306

January 26, 2013	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,782	$(24,669)	$12,113
Publishing rights (15 to 25 years)	113,260	(38,616)	74,644
Non-compete agreements (3.5 to 10 years)	150	(127)	23
Tradenames and trademarks (10 to 30 years)	3,504	(1,376)	2,128
Order backlog and other (less than 1 to 13 years)	1,766	(1,212)	554
Perpetual license agreements (10 years)	14,506	(6,441)	8,065

Total amortizable intangible assets	169,968	(72,441)	97,527

Non-amortizable intangible assets:
Tradenames and trademarks	14,410	—	14,410

Total non-amortizable intangible assets	14,410	—	14,410

Total intangible assets	$184,378	$(72,441)	$111,937

Intangible asset amortization expenses were included in selling, general and administrative expense. Intangible asset amortization expense for the three months ended January 25, 2014 and January 26, 2013 was $1,208 and $2,467, respectively. Intangible amortization for the thirty-three weeks ended January 25, 2014, six weeks ended June 11, 2013, and nine months ended January 26, 2013 was $2,988, $1,138, and $7,581, respectively.

Intangible asset amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2014 is estimated to be:

Fiscal 2014 (three months remaining)	$1,121
Fiscal 2015	4,483
Fiscal 2016	4,483
Fiscal 2017	4,483
Fiscal 2018	4,483
Fiscal 2019	3,456

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following information presents changes to the Predecessor Company’s goodwill during the period beginning October 27, 2012 through April 27, 2013. There were no changes during the six week period ending June 11, 2013, other than fresh start accounting adjustments.

	Reporting Units			Reporting Units
	Education Resources	Califone	Distribution Segment	Science	Planning and Student Development	Reading	Health	Curriculum Segment	Total
Goodwill	$249,695	$14,852	$264,547	$75,652	$182,737	$17,474	$—	$275,863	$540,410
Accumulated impairment losses	(249,695)	(10,959)	(260,654)	(75,652)	(155,239)	(7,772)	—	(238,663)	(499,317)

Balance at October 27, 2012	$—	$3,893	$3,893	$—	$27,498	$9,702	$—	$37,200	$41,093

Fiscal 2013 Activity:
Impairment losses	—	(3,893)	(3,893)	—	(27,494)	(9,702)	—	(37,196)	(41,089)
Currency translation adjustment	—	—	—	—	(4)	—	—	(4)	(4)

Goodwill	$249,695	$14,852	$264,547	$75,652	$181,097	$17,474	$—	$274,223	$538,770
Accumulated impairment losses	(249,695)	(14,852)	(264,547)	(75,652)	(181,097)	(17,474)	—	(274,223)	(538,770)

Balance at April 27, 2013	$—	$—	$—	$—	$—	$—	$—	$—	$—

Fresh Start Valuation:
Goodwill	3,265	958	4,223	4,580	9,087	2,342	1,356	17,365	21,588

Balance at January 25, 2014	$3,265	$958	$4,223	$4,580	$9,087	$2,342	$1,356	$17,365	$21,588

In the third quarter of fiscal 2013, the Company recorded a goodwill impairment charge of $41,089 and an indefinite-lived asset impairment charge of $4,700 as the Predecessor Company concluded that a triggering event occurred in the quarter. Refer to Note 8 of the Notes to Consolidated Financial Statements—Goodwill and Other Intangible Assets in the Company’s annual report on Form 10-K for the year ended April 27, 2013 for details regarding the fiscal 2013 impairment.

On a preliminary basis, the Successor Company has recorded $21,588 of goodwill. As discussed in Note 3 – Fresh Start Accounting, this goodwill amount may change as the Company finalizes its valuation of assets and liabilities in fiscal 2014. The above table shows the allocation to the reporting units of the recorded goodwill as of January 25, 2014.

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

The investment in unconsolidated affiliate consisted of the following:

		Successor	Predecessor
	Percent Owned	January 25, 2014	April 27, 2013	January 26, 2013
Carson-Dellosa Publishing, LLC	35%	$715	$715	$8,464

The Company holds a 35% interest, accounted for under the cost method, in Carson-Dellosa Publishing.

The Company reviews Carson-Dellosa’s unaudited financial statements on a quarterly basis and audited financial statements on an annual basis for indicators of triggering events or circumstances that indicate a potential impairment. During the fourth quarter of fiscal 2013, the Company evaluated its investment in Carson-Dellosa for impairment and, based on forward-looking projections at that time, concluded the Carson-Dellosa investment had an other-than-temporary impairment. As such, the Company recorded a $7,749 impairment in fiscal 2013 in other expense in the Company’s Consolidated Statements of Operations. The resulting fair value of $715 was estimated using a discounted cash flow model and is considered a Level 3 fair value measurement due to the use of significant unobservable inputs related to the timing and amount of future earnings based on projections of Carson-Dellosa’s future financing structure, contractual and market-based revenues and operating costs.

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest.

NOTE 11 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Successor	Predecessor
	January 25, 2014	April 27, 2013	January 26, 2013
Land	$210	$158	$158
Projects in progress	4,466	2,953	7,114
Buildings and leasehold improvements	5,493	29,804	29,731
Furniture, fixtures and other	30,632	108,877	106,386
Machinery and warehouse equipment	6,687	40,117	39,646

Total property, plant and equipment	47,488	181,909	183,035
Less: Accumulated depreciation	(9,252)	(142,700)	(135,683)

Net property, plant and equipment	$38,236	$39,209	$47,352

Depreciation expense for the three months ended January 25, 2014 and January 26, 2013 was $3,602 and $4,574, respectively. Depreciation expense for the thirty-three weeks ended January 25, 2014, six weeks ended June 11, 2013 and nine months ended January 26, 2013 was $11,302, $1,845 and $13,453, respectively.

NOTE 12 – ASSETS HELD FOR SALE

In fiscal 2014, the company-wide Process Improvement Program was launched to better align the Company’s operating groups, enhance systems and processes and drive efficiency throughout the organization to improve the customer experience. As part of this program, the Salina, Kansas facility was closed in the third quarter of fiscal 2014. The Salina distribution center ceased processing customer shipments in the second quarter of fiscal 2014. The facility is classified as held for sale on the January 25, 2014 consolidated balance sheet.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In fiscal 2014, the Company decided to sell certain print assets of its subsidiary, Premier Agendas, Inc. (“Premier”). Historically, Premier printed approximately 30% of all agendas sold, with the remainder being printed by vendors. The decision was made to have all agendas printed by outside sources and sell the printing assets. These assets were sold early in the third quarter of fiscal 2014.

NOTE 13 – DEBT

Long-term debt consisted of the following:

	Successor	Predecessor
	January 25, 2014	April 27, 2013	January 26, 2013
New ABL Facility, maturing in 2018	$—	$—	$—
New Term Loan, maturing in 2019	144,275	—	—
New Term Loan Original Issue Discount	(2,594)	—	—
Deferred Cash Payment Obligations, maturing in 2019	12,334	—	—
ABL DIP Agreement	—	43,302	—
Ad Hoc DIP Agreement	—	155,000	—
Asset-Based Credit Agreement, maturing in 2014	—	—	41,589
Term Loan Credit Agreement, maturing in 2014	—	—	92,054
3.75% Convertible Subordinated Notes due 2026, issued 2011, net of unamortized discount	—	163,688	163,688
Sale-leaseback obligations, effective rate of 8.97%, expiring in 2020	—	11,684	11,937

Total debt	154,015	373,674	309,268
Less: Current maturities	(1,434)	(198,302)	(309,268)
Less: Debt classified as liabilities subject to compromise (Note 3)	—	(175,372)	—

Total long-term debt	$152,581	$—	$—

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The effective interest rate under the New ABL Facility for the thirty-three weeks ended January 25, 2014 was 8.86%, which includes amortization of loan origination fees of $770 and commitment fees on unborrowed funds of $436. As of January 25, 2014, there was no outstanding balance on the New ABL Facility.

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

The effective interest rate under the term loan credit facility for the thirty-three weeks ended January 25, 2014 was 10.68%, which includes amortization of loan origination fees of $782 and original issue discount amortization of $306. As of January 25, 2014, the outstanding balance on the New Term Loan Credit Agreement was $141,681, net of the unamortized original issue discount. Of this amount, $1,434 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. The original issue discount is being amortized as additional interest expense on a straight-line basis over the life of the New Term Loan.

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

The New Term Loan required the Company to enter into an interest rate hedge, within 90 days of the Effective Date, in an amount equal to at least 50% of the aggregate principal amount outstanding under the New Term Loan. The purpose of the interest rate hedge is to effectively subject a portion of the New Term Loan to a fixed or maximum interest rate. As such, the Company entered into an interest rate swap agreement on August 27, 2013 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at January 25, 2014 was $72,500. The fair value of the derivative increased as of the end of third quarter fiscal 2014 compared to the second quarter fiscal 2014 by $134 and a gain of $134 was recognized for the quarter. During the thirty-three weeks ended January 25, 2014 the fair value of the derivative declined by $488 and a $488 loss has been recognized for that period. The gain for the third quarter of fiscal 2014 and the thirty-three weeks ended January 25, 2014 loss are recorded in “Change in fair value of interest rate swap” on the condensed consolidated statement of operations.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate per annum of 1.485% and the counterparty will pay the Company interest on the notional amount at a variable rate per annum equal to the greater of 1-month LIBOR or 1.0%. The 1-month LIBOR rate applicable to this agreement was 0.161% at January 25, 2014. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 1-month LIBOR fluctuates.

The company has estimated the fair value of its Term Loan as of January 25, 2014 approximated the carrying value.

Deferred Cash Payment Obligations

In connection with the Reorganization Plan, general unsecured creditors are entitled to receive a deferred cash payment obligation of 20% of the allowed claim in full settlement of the allowed unsecured claims. Such payment accrues quarterly paid-in-kind interest of 5% per annum beginning on the Effective Date. Trade unsecured creditors had the ability to make a trade election to provide agreed upon customary trade terms. If the election was made, those unsecured trade creditors received a deferred cash payment obligation of 45% of the allowed claim in full settlement of those claims. As of the Effective Date, the deferred payment obligations under the trade elections began to accrue quarterly paid-in-kind interest of 10% per annum. All deferred cash payment obligations, along with interest paid-in-kind, are payable in December 2019.

The Company’s reconciliation of general unsecured claims is still in process. The Company currently estimates the deferred payment obligations are $12,334, of which $4,123 represents a 20% recovery for the creditors and $7,612 represents a 45% recovery for the creditors with the remaining $599 related to accrued paid-in-kind interest. The Company expects to complete the reconciliation of general unsecured claims in the fourth quarter of fiscal 2014 and these estimated obligation amounts are subject to change.

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

The 2012 ABL Facility was secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the lenders under the 2012 ABL Facility and the Term Loan lender, as described below, the Asset-Based Lenders had a first priority security interest in substantially all working capital assets of the Company and the guarantor subsidiaries, and a second priority security interest in all other assets, subordinate only to the first priority security interest of the Term Loan lender in such other assets.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Outstanding amounts under the 2012 ABL Facility bore interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest rate elected by the Company, the excess availability under the 2012 ABL Facility and the applicable point in the life of the 2012 ABL Facility) (the “Applicable Margin”), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the 2012 ABL Facility that bore interest based upon the Base Rate were due monthly in arrears, and interest on loans that bore interest based upon the LIBOR Rate were due on the last day of each relevant interest period. The effective interest rate under the ABL Facility for the first nine months of fiscal 2013 was 5.41%, which includes amortization of loan origination fees of $866 and commitment fees on unborrowed funds of $376. As of January 26, 2013, the outstanding balance on the ABL Facility was $41,589. Due to non-compliance with covenants, the balance is reflected as currently maturing, long-term debt in the accompanying consolidated balance sheets. The balances under this Credit Agreement on the date of the filing of the Chapter 11 Cases were repaid during the fourth quarter of fiscal 2013 using cash collections from accounts receivable securing the obligations under this facility.

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

The effective interest rate under the term loan credit facility for the first nine months of fiscal 2013 was 14.9%, which includes amortization of loan origination fees of $993. During the second quarter of fiscal 2013, the term loan was reduced by $3,000 and as of January 26, 2013, the outstanding balance on the term loan credit agreement of $67,000 was reflected as non-currently maturing, long-term debt in the accompanying consolidated balance sheets.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company recorded a $25,054 charge in the third quarter of fiscal 2013 related to the acceleration of the obligations under the Term Loan Credit Agreement, including the early payment fee. The charge was triggered by the Company’s non-compliance with the minimum liquidity covenant. The early payment fee represented the present value of all interest payments due to Bayside during the term of the Term Loan Credit Agreement. The Company had incurred and paid $1,295 of interest expense in fiscal 2013 related to the $25,054 early payment fee. The Ad Hoc DIP Agreement required $25,000 to be placed in an escrow account as a deposit for an early termination fee payable to Bayside that was provided under the Term Loan Credit Agreement. The official Committee of Unsecured Creditors contested that Bayside was entitled to receive the funds. The Bankruptcy Court ruled that Bayside was entitled to the funds, but the Official Committee of Unsecured Creditors contested the ruling and filed an appeal in the Federal District Court of Delaware.

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

Convertible Notes

FASB ASC TOPIC 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the market interest rate at debt issuance without the conversion feature. The Company had two convertible debt instruments outstanding during fiscal 2013. A fair value must be assigned to the equity conversion options of (1) the Company’s $100,000 convertible subordinated debentures (the “2011 Debentures”), which were issued on March 1, 2011 of which $0 and $100,000 in aggregate original principal amount was outstanding as of January 25, 2014 and January 26, 2013, respectively; and (2) the additional $57,500 of the 2011 Debentures, which were issued on July 7, 2011, of which $0 and $57,500 in aggregate original principal amount was outstanding as of January 25, 2014 and January 26, 2013, respectively (collectively, the “Convertible Notes”). The value assigned to the equity conversion option results in a corresponding decrease in the value assigned to the carrying value of the debt portion of the instruments.

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

NOTE 14 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) during the six weeks ended June 11, 2013 (Predecessor Company), the thirty-three weeks ended January 25, 2014 (Successor Company) and the nine months ended January 26, 2013 (Predecessor Company) were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income at April 27, 2013 (Predecessor)	$22,381
Other comprehensive income (loss) before reclassifications	(101)
Amounts reclassified from other comprehensive income (loss)	(22,280)

Accumulated Other Comprehensive Income at June 11, 2013 (Predecessor)	$—

Other comprehensive income (loss) before reclassifications	(7)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at July 27, 2013 (Successor)	$(7)

Other comprehensive income (loss) before reclassifications	(99)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at October 26, 2013 (Successor)	$(106)

Other comprehensive income (loss) before reclassifications	(330)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at January 25, 2014 (Successor)	$(436)

Foreign Currency Translation
Accumulated Other Comprehensive Income at April 28, 2012 (Predecessor)	$23,631
Other comprehensive income (loss) before reclassifications	(1,323)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income at July 28, 2012 (Predecessor)	$22,308

Other comprehensive income (loss) before reclassifications	178
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income at October 27, 2012 (Predecessor)	$22,486

Other comprehensive income (loss) before reclassifications	(15)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income at January 26, 2013 (Predecessor)	$22,471

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 15 – RESTRUCTURING

In the first nine months of fiscal 2014 and fiscal 2013, the Company recorded restructuring costs associated with severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs for the six weeks ended June 11, 2013, the three months and thirty-three weeks ended January 25, 2014 and the three, six and nine months ended January 26, 2013:

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at April 27, 2013 (Predecessor)	$(21)	$149	$588	$716
Amounts charged to expense	21	—	—	21
Payments	—	(15)	(167)	(182)

Accrued Restructuring Costs at June 11, 2013 (Predecessor)	$—	$134	$421	$555

Reclassification	406	—	(406)	—
Amounts charged to expense	—	31	1,325	1,356
Payments	(158)	(37)	(1,328)	(1,523)

Accrued Restructuring Costs at July 27, 2013 (Successor)	$248	$128	$12	$388

Amounts charged to expense	47	62	2,140	2,249
Payments	(271)	(103)	(675)	(1,049)

Accrued Restructuring Costs at October 26, 2013 (Successor)	$24	$87	$1,477	$1,588

Amounts charged to expense	13	275	246	534
Payments	(34)	(208)	(1,180)	(1,422)

Accrued Restructuring Costs at January 25, 2014 (Successor)	$3	$154	$543	$700

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at April 28, 2012 (Predecessor)	$80	$338	$705	$1,123
Amounts charged to expense	381	400	322	1,103
Payments	(101)	(276)	(188)	(565)

Accrued Restructuring Costs at July 28, 2012 (Predecessor)	$360	$462	$839	$1,661

Amounts charged to expense	—	—	—	—
Payments	(261)	(200)	(378)	(839)

Accrued Restructuring Costs at October 27, 2012 (Predecessor)	$99	$262	$461	$822

Amounts charged to expense	—	—	—	—
Payments	(120)	(103)	(331)	(554)

Accrued Restructuring Costs at January 26, 2013 (Predecessor)	$(21)	$159	$130	$268

The $21 charged to Predecessor for the six weeks ended June 11, 2013 was included in reorganization items, net and the $1,103 charged to Predecessor for the nine months ended January 26, 2013 was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

NOTE 16 – SEGMENT INFORMATION

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Thirty-Three Weeks Ended	Six Weeks Ended	Nine Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	June 11, 2013	January 26, 2013
Revenues:
Distribution	$61,957	$65,422	$336,922	$42,789	$410,198
Curriculum	12,707	15,202	126,867	15,832	159,097
Corporate and intercompany eliminations	0	167	3	76	501

Total	$74,664	$80,791	$463,792	$58,697	$569,796

Operating income (loss) and income (loss) before taxes:
Distribution	$(2,995)	$(8,325)	$34,482	$2,380	$34,148
Curriculum	(8,344)	(51,449)	18,743	(747)	(17,004)
Corporate and intercompany eliminations	(13,314)	(16,838)	(37,339)	(5,488)	(39,939)

Operating income	(24,653)	(76,612)	15,886	(3,855)	(22,795)
Impairment of long-term asset	—	—	—	—	1,414
Interest expense and reorganization items, net	5,482	33,082	14,123	(81,564)	52,363

Income before provision for income taxes	$(30,135)	$(109,694)	$1,763	$77,709	$(76,572)

	Successor	Predecessor
	January 25, 2014	January 26, 2013
Identifiable assets:
Distribution	$111,435	$128,877
Curriculum	73,561	180,717
Corporate assets	137,523	76,989

Total	$322,519	$386,583

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Thirty-Three Weeks Ended	Six Weeks Ended	Nine Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	June 11, 2013	January 26, 2013
Depreciation and amortization of intangible assets and development costs:
Distribution	$1,029	$1,121	$2,089	$391	$4,023
Curriculum	2,525	3,560	10,022	2,001	12,371
Corporate	2,514	3,511	7,115	1,509	9,776

Total	$6,068	$8,192	$19,226	$3,901	$26,170

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$126	$4	$140	$9	$144
Curriculum	1,917	1,711	4,226	400	4,950
Corporate	1,619	987	3,608	297	3,250

Total	$3,662	$2,702	$7,974	$706	$8,344

NOTE 17 – RESTRICTED CASH

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

During the first quarter of fiscal 2013, the Company transferred $2,708 of cash into an additional restricted account. The funds in the restricted account serve as collateral primarily for the Company’s workmen’s compensation insurance and other lease obligations, secured by letters of credit. During the third and fourth quarters of fiscal 2013 and the first and second quarters of fiscal 2014, $972, $434, $601 and $701, respectively, was transferred from the restricted cash account as the letters of credit secured by these amounts were canceled. The Company currently has no restrictions on its cash balance. The restricted cash balances of $26,302 and $1,736 on April 27, 2013 and January 26, 2013, respectively, approximated fair value.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

Based on current surveys and recently reported results by education companies in the textbook and curriculum markets, school spending trends in fiscal 2014 have continued to be challenging across the industry this school season. While overall state budgets appear to be improving, pressure on educational budgets at the state and municipal level has continued in a significant number of states.

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

General

The Reorganization Plan generally provided for the payment in full in cash on, or as soon as practical after, the Effective Date of specified claims, including:

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

Process Improvement Program

In the second quarter of fiscal 2014, the Company began to implement a company-wide Process Improvement Program to better align the Company’s operating groups, enhance systems and processes, and drive efficiency throughout the organization to improve the customer experience. The key elements of the Process Improvement Program include:

•	Distribution Center and Warehouse Consolidation/Reconfiguration. The Company has successfully completed the process of consolidating its Distribution business from four distribution centers to two. The Fresno, California and Salina, Kansas facilities were closed in the third quarter of fiscal 2014 as planned. The Company continues to build out its Mansfield, Ohio distribution center to make that its core hub center to better service nationwide customers. The Company plans to have the distribution center in Greenville, Wisconsin continue to serve as a distribution hub, and to leverage that distribution center during the peak-selling season. The Fresno and Salina distribution centers ceased processing customer shipments in the second quarter of fiscal 2014, and transitioning of inventory from these facilities to both its Mansfield and Greenville facilities was completed in the third quarter of fiscal 2014.

•

Sales and Operation Planning. The Company plans to implement lean processes and align its supply chain teams behind product groups and dedicated planning and forecasting teams in order to provide greater efficiencies in sourcing, purchasing and procurement. The Company expects these areas will be integrated directly with the sales teams to ensure better control over pricing, product development and inventory management, as well as leveraging global sourcing. This program also is expected to reduce freight and warehousing costs. During the third quarter of fiscal 2014 the Company successfully mapped out processes for its Sales, Marketing and Merchandising groups with the intent of implementing meaningful process reforms in these critical areas.

•	Product Management / SKU Rationalization. The Company is identifying and removing many of the lower-performing SKU’s which is anticipated to result in cost savings in procurement and marketing, particularly associated with catalog and distribution functions. Through the third quarter of fiscal 2014, approximately 11,000 SKU’s have been identified for removal. The Company also began a Product Profitability Analysis program, looking at its top selling SKU’s. This effort is expected to enhance profitability as it analyzes the Company’s product lines and how they are sourced, marketed, and sold.

•	Customer Care and Service Functions. The Company plans to streamline administrative functions and seek to improve its data-capture capabilities as there is significant expertise in this area that we would like to integrate into other areas of our operations. The Greenville, WI facility is intended to become our consolidated Customer Care Center of Excellence. During the third quarter of fiscal 2014 the Company announced its intent to outsource some administrative Customer Care functions in Greenville. We have entered into a relationship with a vendor with extensive experience in customer service support and training processes have begun. We intend to transition solely the order entry functions in Greenville and not customer-facing Customer Care group functions. Additionally, the Company is working with the Customer Care team and other functional divisions to put into place the right metrics for tracking, evaluation and improvement to achieve 100% customer satisfaction.

•	Expanding the Digital Platform. The Company intends to transition its marketing spend to enhance its digital capabilities. This includes a robust e-commerce platform, various branded web redesigns to drive traffic and online sales, search engine optimization and social media. All of the investments for the information technology spend were part of the fiscal 2014 budget and new investments are anticipated to be offset by lower costs in other marketing areas.

•	Continuous Improvement and Project Management Alignment. The Company has established a Project Management Office and a Steering Committee that is comprised of team leaders to establish greater accountability. The Company’s Chief Executive Officer serves on the Steering Committee as Chairman.

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

Accordingly, in addition to providing the GAAP analysis for the third fiscal quarter below, management has provided a non-GAAP analysis entitled “Non-GAAP Financial Information – Combined Results” for the nine months ended January 25, 2014. Non-GAAP Financial Information – Combined Results combines GAAP results of the Successor Company for the thirty-three weeks ended January 25, 2014 and GAAP results of the Predecessor

Company for the six weeks ended June 11, 2013. Management’s non-GAAP analysis compares the Non-GAAP Financial Information – Combined Results for certain financial items to the Predecessor Company’s GAAP results for the nine months ended January 26, 2013.

Successor Company GAAP Results for the Three Months Ended January 25, 2014 Compared to Predecessor Company GAAP Results for the Three Months Ended January 26, 2013

Revenues

Revenues for the three months ended January 25, 2014 decreased 7.6%, or $6.1 million from the Predecessor Company three months ended January 26, 2013.

Distribution (formerly referred to as “Educational Resources”) segment revenues decreased 5.3%, or $3.5 million, from the Predecessor Company three months ended January 26, 2013. The revenue decrease in Distribution primarily is a result of furniture revenue declining approximately $3 million compared to the prior year. The furniture product category has been most affected by our bankruptcy as customers were hesitant to enter into long-term projects while the Company was going through bankruptcy and these impacts are still being felt in the Company’s third quarter.

Curriculum (formerly referred to as “Accelerated Learning”) segment revenues decreased 16.4%, or $2.5 million, from the Predecessor Company three months ended January 26, 2013. The majority of this decline is related to the Company’s Science and Reading businesses. Specifically, the number of larger orders realized in this fiscal year’s third quarter was down as compared to last fiscal year’s third quarter. In addition, sales rep turnover has negatively impacted Reading revenue in the three months ended January 25, 2014. The segment is in the process of rebuilding the sales team. Approximately $0.6 million of this decline is related to the sale of the Company’s agenda print plant assets. In the Company’s off season, these print plant assets had been used to generate commercial printing revenue.

Gross Profit

Gross margin for the three months ended January 25, 2014 was 35.4% as compared to 36.4% for the Predecessor Company’s three months ended January 26, 2013.

Distribution segment gross margin was 32.6% for the three months ended January 25, 2014 as compared to 33.5% for the Predecessor Company three months ended January 26, 2013. A reduction in vendor rebates earned of approximately $0.2 million in the third quarter of fiscal 2014 has resulted in approximately 40 basis points of the gross margin decline. Until normal terms are established with all vendors, we expect that benefits received from rebate programs will be negatively impacted. In addition, the Company’s mix of revenue in the third quarter shifted more towards products that ship directly to customers from vendors as compared to warehouse shipments. This mix shift resulted in an increase of $0.2 million in direct ship freight expense which negatively impacted gross margins by 40 basis points.

Curriculum segment gross margin was 49.3% for the three months ended January 25, 2014 as compared to 48.4% for the Predecessor Company three months ended January 26, 2013. Increased product development amortization of $0.2 million, spread over a lower revenue base, negatively impacted the segment gross margins by 280 basis points. This was offset with a reduction of approximately $0.4 million of plant overhead costs which were eliminated through the Company’s sale of the agenda print plant assets. The remaining change in the segment gross margin was attributable to product mix within the segment.

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

SG&A for the three months ended January 25, 2014 decreased $11.6 million from $60.2 million in the third quarter of fiscal 2013 to $48.7 million in the third quarter of fiscal 2014. As a percent of revenue, SG&A decreased from 74.5% for the three months ended January 26, 2013 to 65.2% for the three months ended January 25, 2014.

SG&A attributable to the Distribution and Curriculum segments decreased $5.5 million and Corporate SG&A decreased $6.1 million in the third quarter as compared to last year’s third quarter.

Distribution segment SG&A decreased $3.4 million, or 14.8%, from $26.3 million in the third quarter of fiscal 2013 to $22.9 million in the third quarter of fiscal 2014. The decrease is primarily due to a decrease in total personnel costs of $1.2 million which represents a combination of reduced headcount and a furlough week in the third quarter of fiscal 2014. Approximately $0.7 million of the decline is related to decreased catalog costs as the Company has reduced the size and circulation of its catalogs. The revenue decline also has resulted in a decrease in the variable warehouse and transportation costs of approximately $0.7 million.

Curriculum segment SG&A decreased $2.1 million, or 13.7%, from $16.9 million for the three months ended January 26, 2013 to $14.8 million for the three months ended January 25, 2014. The decrease is attributable to a $1.2 million reduction in intangible amortization recognized in third quarter fiscal 2013 as compared to the same period fiscal 2014 and a reduction in payroll costs associated with a one-week furlough in the third quarter of fiscal 2014. The reduction in intangible amortization is related to the revaluation of intangible assets as part of the fresh start accounting.

The Corporate SG&A decrease was due primarily to $4.7 million of prior year bankruptcy-related costs associated with professional fees paid prior to the Chapter 11 filing and thus were included in SG&A in the third quarter of fiscal 2013. Approximately $1.7 million of the decrease is related to a decrease in payroll and benefits, as headcount is down from prior year and the occurrence of a one week furlough in third quarter of fiscal 2014. Depreciation expense had decreased by approximately $1.0 million in the current year’s third quarter as a result of the fresh start accounting. These declines were partially offset by $1.6 million of additional costs incurred in the current year’s third quarter associated with the Company’s process improvement actions.

Facility Exit Costs and Restructuring

In the third quarter of fiscal 2014, the Company recorded $2.4 million of facility exit costs and restructuring associated with the shutdown of distribution centers related to the Company’s restructuring.

Impairment Charges

The Company recorded $45.8 million of impairment charges in the third quarter fiscal 2013 due to a triggering event in the quarter. A goodwill impairment charge of $41.1 million, and an impairment of $4.7 million related to indefinite-lived intangible assets were recognized. The Company did not have a re-consideration event in the third quarter fiscal 2014 and thus no impairment charges for the current year third quarter.

Interest Expense

Interest expense decreased $3.3 million, from $8.0 million in the third quarter of fiscal 2013 to $4.7 million in the third quarter of fiscal 2014.

The Predecessor Company recorded $3.8 million of interest expense on its convertible debt in the third quarter of fiscal 2013, of which $2.3 million was non-cash interest expense. There was no interest expense on the convertible debt in the third quarter of fiscal 2014 as the convertible debt was canceled on the Effective Date in accordance with the Reorganization Plan with those debt holders receiving 35% of the equity of the Successor Company.

Third quarter fiscal 2014 interest expense associated with the Successor Company’s term loan was approximately $0.8 million greater than the Predecessor Company’s term loan interest expense in the third quarter of fiscal 2013 due to an increase in average borrowings in the term loan as compared to the pre-bankruptcy term loan, partially offset by a decrease in the borrowing rate. In addition, the interest expense in the third quarter of fiscal 2013 included interest at a default interest rate. This default rate, an incremental 300 basis points on the term loan, was triggered by the Company’s non-compliance with the minimum liquidity covenant in last year’s third quarter.

The Company incurred $0.5 million of lower interest expense related to the decreased borrowings on the Company’s New ABL Facility. Partially offsetting these declines was incremental paid-in-kind interest expense in the current year’s third quarter associated with the vendor deferred payment obligations.

Change in fair value of interest rate swap

In the second quarter of fiscal 2014, the Company entered into an interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at January 25, 2014 was $72.5 million. As of January 25, 2014, the fair value of the derivative increased by $0.1 million and, accordingly, a non-cash gain of $0.1 was recorded.

Early Termination of Long-Term Indebtedness

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

During the second quarter of fiscal 2014, the parties reached an agreement whereby the early termination fee was fixed at $21.0 million. As such, Bayside retained $21.0 million, and refunded to the Company the $5.4 million excess. The refund was received by the Company in the second quarter of fiscal 2014, of which $4.1 million was a partial refund of the early termination fee and the remainder was a recovery of interest expense.

Reorganization Items, Net

In the third quarter of fiscal 2014, the Successor Company recorded $0.9 million of reorganization items. This consisted primarily of professional fees associated with activities attributable to the implementation of the Company’s Reorganization Plan.

Non-GAAP Financial Information — Combined Results

Management believes that the presentation of Non-GAAP Financial Information — Combined Results offers a useful non-GAAP normalized comparison to GAAP results of the Predecessor Company for the nine months ended January 25, 2014. The Non-GAAP Financial Information — Combined Results presented below are reconciled to the most comparable GAAP measures.

Non-GAAP Combined Results for the Nine Months Ended January 25, 2014 Compared to Predecessor Company GAAP Results for the Nine Months Ended January 26, 2013

Revenues

	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013	Nine Months Ended January 25, 2014	Nine Months Ended January 26, 2013
Revenues	$463,792	$58,697	$522,489	$569,796

Combined revenues for the nine months ended January 25, 2014 decreased 8.3%, or $47.3 million from the Predecessor Company nine months ended January 26, 2013.

Distribution segment combined revenues decreased 7.4%, or $30.5 million, from the Predecessor Company nine months ended January 26, 2013. Approximately $12 million of the decline was related to the supplies product lines, while the furniture product lines declined approximately $18 million. This decline is primarily due to the fact that revenue in the back-to-school season was negatively impacted by factors related to the Chapter 11 Cases. These factors included continued customer uncertainty during the Chapter 11 Cases which we believe was a contributing factor to the decline in incoming orders. The rate of decline in the segment’s orders has lessened and we believe this may indicate a stabilization of the revenue in the fourth quarter and the upcoming back-to-school season.

Curriculum segment combined revenues decreased 10.3%, or $16.4 million, from the Predecessor Company nine months ended January 26, 2013. Approximately $5 million of the decline is related to large curriculum orders in Florida and Mississippi in the prior year, which were not expected to recur in the current year. Approximately $9 million of the decline is in Premier related to our student planner and agenda products. We believe schools consider agenda products more discretionary in nature and some schools are de-emphasizing paper-based agendas in favor of digital products. The Company is in the process of transitioning its agenda offerings to digital format from print format. The remaining decline is related to declines in the Company’s Science and Reading Curriculum orders.

Gross Profit

	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013	Nine Months Ended January 25, 2014	Nine Months Ended January 26, 2013
Gross profit	$179,298	$23,618	$202,916	$225,703

Combined gross margin for the nine months ended January 25, 2014 was 38.8% as compared to 39.6% for the Predecessor Company’s nine months ended January 26, 2013.

Distribution segment combined gross margin was 33.6% for the nine months ended January 25, 2014 as compared to 34.0% for the Predecessor Company nine months ended January 26, 2013. The decrease in gross margin is related to a reduction in vendor rebates earned. Until normal terms are established with all vendors, we expect that benefits received from rebate programs will be negatively impacted.

Curriculum segment combined gross margin was 52.7% for the nine months ended January 25, 2014 as compared to 53.9% for the Predecessor Company nine months ended January 26, 2013. Approximately 90 basis points of the decline is related to an increase of $0.9 million of product development amortization spread over lower revenue in the first nine months of fiscal 2014. The remaining decline is primarily related to product mix as sales of curriculum-related products are still under pressure until common core standards are finalized across states, and school budgets improve.

Selling, General and Administrative Expenses

	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013	Nine Months Ended January 25, 2014	Nine Months Ended January 26, 2013
Selling, general and administrative expenses	$157,378	$27,473	$184,851	$202,709

SG&A includes selling expenses, the most significant of which are sales wages and commissions; operations expenses, which includes customer service, warehouse and out-bound freight costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; and depreciation and intangible asset amortization expense.

Combined SG&A decreased $17.9 million from $202.7 million for the nine months ended January 26, 2013 to $184.9 million for the nine months ended January 25, 2014. As a percent of revenue, SG&A decreased from 35.6% for the nine months ended January 26, 2013 to 35.4% for the nine months ended January 25, 2014.

Combined SG&A attributable to the Distribution and Curriculum segments decreased $14.2 million and Corporate combined SG&A decreased $3.6 million in the first nine months as compared to last year’s first nine months.

Distribution segment combined SG&A decreased $10.9 million, or 12.1%, from $101.5 million for the nine months ended January 26, 2013 to $90.5 million for the nine months ended January 25, 2014. Approximately $3 million of the decline was due to variable costs such as transportation, warehousing and selling expenses associated with the decreased revenues. In addition, the segment had a decrease of $2.4 million in its marketing costs primarily associated with a decrease in catalog costs as the Company reduced the number of seasonal catalog mailings and reduced circulation of other catalogs. Compensation and benefit costs for the Distribution segment decreased $2.1 million. Headcount for the Distribution segment has been reduced by 8% compared to fiscal 2013. Depreciation and amortization expense was decreased by $1.4 million primarily as a result of the adoption of fresh start accounting.

Curriculum segment combined SG&A decreased $3.3 million, or 5.8%, from $60.8 million for the nine months ended January 26, 2013 to $57.5 million for the nine months ended January 25, 2014. Approximately $1.5 million of the decrease was due to variable selling costs associated with decreased revenues. Depreciation and amortization declined by $1.2 million related to the adoption of fresh start accounting. The remaining decline was primarily attributable to reduced compensation and benefit costs as a result of a headcount reduction of approximately 12% partially offset by an incremental week of furlough taken in fiscal 2013 as compared to fiscal 2014. Curriculum segment combined SG&A increased as a percent of revenue from 38.2% for the nine months ended January 26, 2013 to 40.3% for the nine months ended January 25, 2014.

The Corporate combined SG&A decrease was primarily the result of headcount reductions in fiscal 2014 which resulted in a reduction of $2.6 million in compensation and benefit costs in the first nine months of fiscal 2014. In addition, depreciation expense was down by $1.2 million related to the adoption of fresh start accounting. The Company incurred $5.3 million of costs associated with process improvement actions. Approximately $1.9 million of this amount was related to incremental freight and warehousing costs incurred due to backorders that resulted from supply chain interruptions related to the Company’s bankruptcy. The bankruptcy created uncertainty in the vendor base which contributed to an increase in backorders of approximately 90%. A majority of the backorders shipped in the Company’s second quarter. Third quarter backorder levels are back to historical norms. These costs were partially offset by $4.7 million of bankruptcy-related costs which were incurred in last year’s third quarter. These costs represented fees incurred for advisors and attorneys in relation to the preparation of the Company’s bankruptcy filing which occurred immediately after the third quarter of fiscal 2013.

Facility Exit Costs and Restructuring

In nine months ended January 25, 2014, the Successor Company recorded $6.0 million of bankruptcy-related facility exit costs and restructuring charges. The closure of the Company’s distribution centers and printing plants resulted in charges of $3.8 million which included lease termination costs and other shutdown related expenditures. Severance in the first nine months of fiscal 2014 was $2.2 million.

Impairment Charge

The Company recorded $45.8 million of impairment charges in the nine months ended January 26, 2013 due to a triggering event in the quarter. The goodwill impairment charge was $41.1 million, which consisted of $37.2 million for the combined Curriculum segment and $3.9 million for the combined Distribution segment. An impairment of $4.7 million was related to indefinite-lived intangible assets of the Curriculum segment. There was no impairment charge recognized for goodwill or indefinite-lived assets for the nine months ended January 25, 2014.

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

Interest Expense

Combined interest expense decreased $11.9 million, from $27.3 million for the nine months ended January 26, 2013 to $15.4 million for the nine months ended January 25, 2014.

The Predecessor Company recorded $11.3 million of interest expense on its convertible debt for the nine months ended January 26, 2013, of which $6.8 million was non-cash interest expense. Interest expense on the convertible debt was not accrued subsequent to the Chapter 11 filing. The convertible debt was canceled in accordance with the Reorganization Plan with those debt holders receiving 35% of the equity of the Successor Company.

For the nine months ended January 25, 2014, interest expense associated with the Successor Company’s New Term Loan was approximately $1.7 million greater than the Predecessor Company’s term loan interest expense for the nine months ended January 26, 2013 due to an increase in average borrowings under the New Term Loan Credit Agreement as compared to the pre-bankruptcy term loan, partially offset by a decrease in the interest rate. Interest expense for the nine months ended January 26, 2013 included $2.5 million of debt issuance cost write-offs, as compared to zero in the current year, associated with the debt refinancing completed in May, 2012.

Change in fair value of interest rate swap

In the second quarter of fiscal 2014, the Company entered into an interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at January 25, 2014 was $72.5 million. As of January 25, 2014, the fair value of the derivative decreased by $0.5 million and, accordingly, a non-cash loss of $0.5 million was recorded.

Early Termination of Long-Term Indebtedness

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

During the second quarter of fiscal 2014, the parties reached an agreement whereby the early termination fee was fixed at $21.0 million. As such, Bayside retained $21.0 million, and refunded to the Company the $5.4 million excess. The refund was received by the Company in the second quarter of fiscal 2014, of which $4.1 million was a partial refund of the early termination fee and the remainder was a recovery of interest expense.

The agreement with Bayside was finalized in second quarter fiscal 2014, and as such there was no additional activity related to this item in third quarter fiscal 2014.

Reorganization Items, Net

In the nine months ended January 25, 2014, the Company recorded a $79.3 million net reorganization gain. This consists of $162.4 million of cancellation of indebtedness income related to the settlement of prepetition liabilities and changes in the Predecessor’s capital structure arising from implementation of the Reorganization Plan, offset by $30.2 million of fresh start adjustments, $21.4 million of cancellation of debt upon the issuance of equity, $19.4 million of professional, financing and other fees, $7.0 million of contract rejections and $5.1 million of other reorganization adjustments.

Included in the $19.4 million of professional and other financing fees are $6.0 million of professional fees incurred after the Effective Date which pertained to post-emergence activities related to the implementation of the Reorganization Plan and other transition costs attributable to the reorganization. The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout fiscal 2014 and potentially in future periods. These expenses will include primarily professional advisory fees and other costs related to the implementation of the Reorganization Plan and the resolution of unresolved claims.

Liquidity and Capital Resources

At January 25, 2014, the Company had working capital of $131.9 million. The Company’s capitalization at January 25, 2014 was $276.0 million and consisted of total debt of $154.0 million and stockholders’ equity of $122.0 million.

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

On January 28, 2013 the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) were being jointly administered as Case No. 13-10125 (KJC) under the caption “In re School Specialty, Inc., et al.” The Debtors continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s foreign subsidiaries were not part of the Chapter 11 Cases.

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

The Asset-Based Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to a springing financial covenant relating to the Company’s fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during the thirty-three weeks ended January 25, 2014.

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

The New Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants commencing on the fiscal quarter ending October 26, 2013, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during the thirty-three weeks ended January 25, 2014.

The Company was in compliance with these covenants as of the end of the first nine months of fiscal 2014 and was in compliance with the minimum liquidity covenant as of the end of each fiscal month in the first nine months of fiscal 2014. The Company closely evaluates its expected ability to remain in compliance with the financial covenants under our New ABL Security Agreement and New Term Loan Credit Agreement. Based on current projections, the Company believes it will maintain compliance with these financial covenants through the remainder of fiscal 2014.

Net cash provided by operating activities for the Successor Company was $28.6 million for the thirty-three weeks ended January 25, 2014 and net cash used in operating activities for the Predecessor Company was $20.0 million for the six weeks ended June 11, 2013. This compares with cash provided by operations of $34.5 million for the nine months ended January 26, 2013, or a combined decrease of $25.9 million. The decrease is primarily due to non-recurring bankruptcy-related costs of approximately $22 million for professionals or other financing related fees which were paid in the first nine months of fiscal 2014. In addition, we had incurred approximately $11 million of restructuring and process improvement implementation costs in fiscal 2014. Partially offsetting the decline in cash from operations was approximately $10 million of working capital improvements, specifically for prepaid expenses. This improvement in the current year was due to the impact of the bankruptcy as the Company had to prepay, in fiscal 2013, for inventory purchases needed for the fiscal 2014 season as some vendors would not extend credit terms. The Company has been working closely with its vendor base to re-establish credit terms and expects that most vendors will provide historic credit terms for prospective purchases.

Net cash provided by investing activities was $19.9 million for the Successor Company and net cash used in investing activities was $0.7 million for the Predecessor Company, which on a combined basis was up $26.3 million from last year’s nine month period. Approximately $28.0 million of the increase was related to changes in restricted cash account balances. Approximately $25.0 million of this reduction in the restricted cash account related to the early termination fee associated with the Bayside term loan (see Note 17 of the Notes to Condensed Consolidated Financial Statements – Restricted Cash).

Cash flow from financing activities for the Predecessor Company reflects cash payments of $148.6 million to retire debtor-in-possession financing. The proceeds of the exit financing were $165.9 million for the Predecessor Company. The Predecessor Company incurred $9.4 million of debt issuance costs. Net borrowings on the ABL DIP Facility were $7.6 million for the period ended June 11, 2013. Net cash used in financing activities for the thirty-three weeks ended January 25, 2014 was $46.2 million. Approximately $21.0 million relates to the payment of the early termination fee for the Bayside term loan, which was accrued in fiscal 2013. The payment was funded from the Company’s restricted cash account (see Note 17 of the Notes to Condensed Consolidated Financial Statements – Restricted Cash). Net repayments on the New ABL Facility were $24.6 million for the thirty-three weeks ended January 25, 2014.

We believe that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the foreseeable future.

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

Forward-Looking Statements

Statements in this Quarterly Report which are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, including, without limitation, statements with respect to our Process Improvement Program, internal growth plans, projected revenues, margin improvement, capital expenditures, adequacy of capital resources and ability to comply with financial covenants; and (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues” or similar expressions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended January 25, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

March 05, 2014	/s/ James R. Henderson
Date	James R. Henderson
Chief Executive Officer
(Principal Executive Officer)

March 05, 2014	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Senior Vice President, Corporate Controller and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended January 25, 2014 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.