Form 10-K
period 2014-04-26
SCHOOL SPECIALTY INC
filed 2014-07-09
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended April 26, 2014

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

There was no public trading market for the common stock of the Registrant as of October 26, 2013. Therefore, the aggregate market value of the Registrant’s common stock held by non-affiliates cannot be reasonably determined as of that date. As of June 12, 2014, there were 1,000,004 shares of the Registrant’s common stock outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

PART I

Item 1.	Business

Unless the context requires otherwise, all references to “School Specialty,” “SSI,” the “Company,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. Our fiscal year ends on the last Saturday in April of each year. In this Annual Report on Form 10-K (“Annual Report”), we refer to fiscal years by reference to the calendar year in which they end (e.g., the fiscal year ended April 26, 2014 is referred to as “fiscal 2014”).

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

The Chapter 11 Cases were filed in response to an environment of ongoing declines in school spending and a lack of sufficient liquidity, including trade credit provided by the Debtors’ vendors, to permit the Debtors to pursue their business strategy to position the School Specialty brands successfully for the long-term. As a result of the Chapter 11 filing, the Company’s common stock was delisted from the NASDAQ Stock Market, effective March 1, 2013.

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

Equity Interests

As mentioned above, all shares of the Company’s common stock outstanding prior to the Effective Date were cancelled and extinguished as of the Effective Date. In accordance with the Reorganization Plan, on the Effective Date, the reorganized Company issued the new common stock, subject to dilution pursuant to the 2014 Incentive Plan (as defined and described below). The Company issued 1,000,004 shares of new common stock on the Effective Date pursuant to the Reorganization Plan, which constitutes the total number of shares of new common stock outstanding immediately following the Effective Date, subject to dilution pursuant to the 2014 Incentive Plan.

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

Appointment of Senior Executive Officers and Directors

Pursuant to the Reorganization Plan, on the Effective Date, the terms of the directors and managers of the board of directors or board of managers of the Debtors expired and such directors and managers were deemed removed from such boards. The initial board of directors of the reorganized Company was comprised of four members, including:

•	Michael P. Lavelle, the Company’s former Chief Executive Officer; and

•	Three directors, including Madhu Satyanarayana, Justin Lu and James R. Henderson, as designated by the three largest lenders under the Ad Hoc DIP Agreement.

All of the other lenders under the Ad Hoc DIP Agreement had the right to designate an additional director under the Reorganization Plan. These lenders determined not to exercise their right, and requested that the board of directors designate the additional director at its discretion.

Mr. Lavelle resigned from the board of directors upon his resignation as Chief Executive Officer in August, 2013. Following this resignation, the board of directors consisted of the three remaining board members mentioned above until April, 2014 when Joseph M. Yorio became the Company’s President and Chief Executive Officer and was appointed to the board of directors.

On the Effective Date, the officers of each of the reorganized Company and subsidiaries were appointed in accordance with the provisions of the new organizational documents.

On July 22, 2013 the Company entered into a Transition and Separation Agreement and Mutual General Release (the “Transition Agreement”) with Mr. Lavelle, pursuant to which Mr. Lavelle resigned as President and Chief Executive Officer of the Company, and as a member of the board of directors of the Company. Mr. Lavelle’s resignation became effective on August 9, 2013.

Restructuring

The Reorganization Plan provided as soon as reasonably practicable after the Effective Date, that the reorganized Company and subsidiaries may simplify and rationalize their corporate structures by eliminating certain entities deemed no longer essential. As of the date hereof, the Company has not eliminated any such entities.

2014 Incentive Plan

The Reorganization Plan provides that, following the Effective Date, the board of directors of the reorganized Company will determine the terms of an incentive plan permitting the reorganized Company to grant participating employees, officers and directors of the reorganized Company, shares of common stock of the reorganized Company and/or options to acquire shares of common stock, and/or to provide such participating employees, officers and directors with such other consideration, including cash bonuses, as the new board of directors may determine. On April 24, 2014, the board of directors adopted the 2014 Incentive Plan (the “Plan”), subject to stockholder approval at the 2014 annual meeting of stockholders. The Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units as well as incentive awards. Directors, employees and consultants of the Company and any subsidiary of the Company are eligible to participate in the plan.

Company Overview

School Specialty is a leading distributor of supplies, furniture, technology products, supplemental learning products (“instructional solutions”) and curriculum solutions to the education marketplace. The Company provides educators with its own innovative and proprietary products and services, from basic school supplies to 21st century classroom designs to Science, Reading, Language and Math teaching materials, as well as planning and development tools. Through its nationwide distribution network, School Specialty provides its customers with access to a broad spectrum of other trusted, third-party brands across its business segments. This assortment strategy enables the Company to offer customers a range of products at the state, district and school levels. Primarily serving the pre-kindergarten through twelfth grade (“preK-12”) market, the Company has recently expanded its presence in non-traditional channels, such as e-commerce and retail. School Specialty offers its products through two operating groups: Distribution (formerly referred to as “Educational Resources”) and Curriculum (formerly referred to as “Accelerated Learning”).

We believe our Distribution group offers educators the broadest range and deepest assortment of basic school supplies, instructional solutions, furniture, and other classroom equipment available from a single supplier. This positioning creates competitive advantages in our ability to aggregate an assortment of products to meet customer requirements across multiple categories. This group further differentiates itself through its distribution network and nationwide sales force, able to reach virtually all schools nationwide. Another core differentiator is our commitment to innovation, working with teachers and administrators to develop proprietary products that result in innovative approaches to early childhood development and student learning. We also work with our large vendor and supplier network to develop and distribute supplies, furniture, technology products, and related teaching materials and solutions to help educators improve the in-classroom experience.

Our Curriculum group develops its own proprietary curriculum programs to help educators deepen students’ subject matter understanding and accelerate the speed of learning. This group offers curriculum solutions for Science, Reading and Math, and works with teachers and former educators to drive new offerings based on Common Core State Standards, Next Generation Science, as well as its own and third-party, customized products for various grade levels. Many of the group’s offerings are based on Common Core State Standards, as well as customized teaching solutions that address Next Generation Science Standards. The Curriculum group also provides teaching solutions for educators that were developed to help students who are falling behind. This group continues to expand its portfolio of instructional programs, combining print-based and digital instructional and assessment tools to deliver value to educators and build competitive advantages in the marketplace.

Across both groups, we reach our customers through a sales force of approximately 400 professionals, 10 million catalogs, and our proprietary e-commerce websites. In fiscal 2014, we believe we sold products to approximately 70% of the approximately 132,000 schools in the United States and we believe we reached a majority of the 3.6 million teachers in those schools. For fiscal 2014 we generated revenues of $630.7 million.

The following is a more complete description of our two operating groups, or segments. Financial information about our segments, as well as geographic information, is included in Note 16 under Item 8, Financial Statements and Supplementary Data.

Distribution Segment. Our Distribution segment provides a wide assortment of products, solutions and services to the education marketplace, primarily servicing the preK-12 market, as well as new e-commerce and retail channels. Products include a comprehensive line of everyday consumables, specialized supplies, indoor and outdoor furniture and equipment, technology products, instructional teaching materials, and planning and student development products, among others. Distribution products are sold via a nationwide sales force and distribution network, with reach the majority of schools throughout the United States. Distribution products are marketed using a management structure that focuses on five product categories which include:

•	Supplies

•	Furniture

•	Instructional Solutions

•	Student Planning and Development

•	A/V Technology

By working closely with school administrators, teachers and other educators, the Distribution segment employs a curation strategy, offering a solutions-based approach across multiple educational categories. The Company helps schools with their purchasing decisions by offering a suite of value-added products and services to fit within budget parameters, while also helping to manage supply chain issues, and back-to-school logistics to help school administrators save both time and money. This segment also offers project management services through its Project by Design® team (“PBD”), both for school retrofits and new school construction. As a systems integrator for schools, PBD is able to help schools outfit both indoor and outdoor school facilities with state-of-art furniture and equipment.

Distribution products include both proprietary branded products and other national brands. Among the segment’s well-known proprietary brands are Childcraft®, Sax® Arts & Crafts, Califone®, Premier Agendas™, Classroom Select®, Sportime®, Abilitations®, Hammond & Stephens™, SPARK®, Brodhead Garrett®, School Smart®, and Projects by Design®. Distribution products and services accounted for approximately 74% of our revenues for fiscal 2014.

Curriculum Segment. Our Curriculum segment is a preK-12 curriculum-based publisher of proprietary and nonproprietary products and services supporting the following areas:

•	Science

•	Math

•	Comprehension, Vocabulary, Spelling and Grammar

•	Reading and Math Intervention

Products in our Curriculum segment are typically sold to teachers, curriculum specialists and other educators with direct responsibility for advancing student outcomes.

The Curriculum segment develops standards-based curriculum products, supplemental curriculum materials, instructional programs and student assessment tools. Its offerings are both comprehensive and targeted to address specific learning needs, drive improved student performance, engage learners and accelerate the learning process. A team of almost 40 product development associates create and work with an impressive stable of outside developers, authors, co-publishing strategic partners and consultants to develop educational products and solutions that satisfy curriculum standards and improve classroom teaching effectiveness.

Our product portfolio is guided by K-12 curriculum standards, which can vary by state, but there is a consistency that allows for the creation of nationally marketed programs with the occasional customized development of state-specific curriculum solutions. We believe our Curriculum segment provides a broad collection of educational programs that effectively combines supplemental curriculum solutions, academic planning and organization, inquiry based (hands-on) learning, comprehensive learning kits, extensive performance assessments, and consultant-led or web-delivered teacher training. New reading solutions combine research proven materials, technology, and teaching methods to create dynamic, systematic, and individualized instruction for each student. Additionally, these group solutions are designed to address Common Core State Standards at various grade levels as well as Next Generation Science Standards.

Our Curriculum segment product lines include Delta Education®, FOSS®, CPO ScienceTM, Frey Scientific®, Educator’s Publishing Service®, Academy of Reading®, Academy of Math®, Wordly Wise 3000®, Explode the Code®, ThinkMath!TM, Making Connections®, S.P.I.R.E. ® and EPS® E.P.I.C.™. Our Curriculum products accounted for approximately 26% of our revenues in fiscal 2014.

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

Public education funding for school districts during 2013-2014 came from three major sources: state funding which provided about 47%, local funding which provided about 43% and federal funding which provided about 10%. The ongoing pressure on state budgets has negatively impacted school funding and, in turn, school spending has been much more severely affected than it had been during and following prior recessions. In addition, local tax revenues have been dramatically affected by lower property tax receipts, further restricting educational spending.

Over the long-term, we expect total educational expenditures (excluding capital outlays and interest on debt) to stabilize and then rise when state and local funding returns to more normalized levels. While macroeconomic events over the past five years have created an unprecedented reduction in school budgets, spending per student and student enrollment are the two primary drivers of future education expenditures, and each is predicted to rise over the next nine years.

According to the National Center for Education Statistics (“NCES”), enrollment in public elementary and secondary schools has increased every year between 2008 and 2013. This slow but steady growth trend is projected to continue through at least 2020. At the same time, per pupil expenditures are expected to rise each year, just as they have every year since 1995-1996. NCES projects that public and private preK-12 enrollment will rise from 55.1 million in the 2013-2014 school year to 57.9 million by the 2020-2021 school year. Total public school enrollment is projected to increase each year from 2013-2020. Similarly, according to Education Market Research, spending for technology products, instructional materials for textbooks and supplements and other educational resources, such as trade books, periodicals and tests are expected to increase at an average rate of 8.1 percent from 2012-2013 through 2015-2016. Furthermore, there is increased activity at the federal level to increase investments in education, with a renewed focus on early learning. We believe there is also pent-up demand for new school construction and retrofits at the federal, state and local level.

Our focus within the United States preK-12 education market is on basic school supplies, indoor and outdoor furniture and equipment, technology solutions, instructional solutions and curriculum-based teaching materials in targeted subject areas. Our customers are teachers, curriculum specialists, individual schools and school districts who purchase products and instructional solutions and teaching materials for school and classroom use. The addressable market size for our products has generally tracked education funding levels, with increased spending in the technology arena.

The supplemental educational products and equipment market is highly fragmented with many retail and wholesale companies providing products and equipment, a majority of which are family- or employee-owned, regional companies. The standards-based curriculum market is highly competitive and School Specialty competes with several large, well-known education companies as well as smaller, niche companies. Curriculum purchases are heavily influenced by state-adoption calendars and open territory states, which are those states that do not follow adoption calendars.

We believe the increasing customer demands for single source suppliers, prompt order fulfillment and competitive pricing are more important in today’s economic environment, since school districts are moving toward increased centralization of their purchasing decision-making. This includes an increasing portion of school spending that is done through large purchasing cooperatives. We believe these changes should drive growth in the demand for our curriculum- and age-focused instructional and educational products as well as our general school supplies, furniture and equipment and other technology-based in-class solutions as school districts move to single source suppliers. We also believe that in the long-term, these industry trends will have a favorable competitive impact on our business, and that we are well positioned to utilize our operational capabilities, recognized proprietary and third-party brands, respected educational content and curriculum development expertise, and broad product offering to meet evolving customer demands.

Recent Acquisitions

We have acquired two businesses since fiscal 2009:

Fiscal 2011

Telex. On April 4, 2011, we completed the acquisition of a portion of the operating assets of Telex, a division of Bosch Security Systems, Inc., for an aggregate purchase price of $0.4 million. The assets acquired relate to Telex’s distribution of headphones, earphones, headsets, and their replaceable cords used in the education marketplace. The earphone and headphone models acquired included the Discovery, Odyssey, Explorer and 610 models. This business has been integrated into the Company’s Califone business unit within the Distribution segment.

Fiscal 2010

AutoSkill International, Inc. On August 19, 2009, we completed the acquisition of AutoSkill International, Inc. (“AutoSkill”) for an aggregate purchase price of $12 million. AutoSkill is a leading education technology company that provides educators with reading and math intervention solutions for struggling students. This business has been integrated into the Company’s Educator’s Publishing Service business within the Curriculum segment.

Competitive Strengths

We attribute our strong competitive position to the following key factors:

A Market Leader in Fragmented Industry. We are one of the largest providers of educational supplies, furniture and equipment, and both standards-based and supplemental curriculum products to the preK-12 education markets in the United States and Canada. Within our industry, we compete with many retail and wholesale competitors, a majority of which are family or employee-owned, regional companies. We believe that our scale and scope of operations relative to our education competitors provide several competitive advantages, including a broader product offering, advantageous purchasing power, a national distribution network and the ability to manage the seasonality and peak shipping requirements of the school purchasing cycle.

Largest Product Offering and Premier Brands. With over 60,000 items ranging from classroom supplies, school furniture and playground equipment, technology solutions and both standards-based and supplemental curriculum solutions, we believe we are the only national provider of a broad range of supplemental educational products and equipment to meet substantially all of the needs of schools and teachers in the preK-12 education market. Our breadth of offerings creates opportunities to repurpose or repackage traditional supplemental materials with supplemental curriculum solutions into kits or groups of related items that our customers value. In addition, we believe we have many of the most established brands in the industry that are recognized by educators across the country, with some brands more than 100 years old. This assortment strategy of our own proprietary brands, mixed with other trusted third-party brands, provides us with an assortment of solutions we believe is unmatched in the industry. In addition, over 24% of our revenues are derived from our proprietary products, many of which are curriculum-based, and typically generate higher margins than our non-proprietary products.

Strong Customer Reach and Relationships. We have developed a highly integrated, three-tiered sales and marketing approach, consisting of a national sale force, paper-based catalogs and web portals, which we believe provides us with an unparalleled ability to reach teachers and curriculum specialists as well as school district and individual school administrators. The wide assortment of products and solutions we offer has enabled us to establish strong and long-standing relationships with many of the largest school districts across the United States and Canada. We reach our customers through the industry’s largest sales force of approximately 400 professionals, catalog mailings and our proprietary e-commerce websites. In fiscal 2014, we estimate that we sold products to approximately 70% of the estimated 132,000 schools in the United States and reached a majority of the 3.6 million teachers in those schools. We utilize our extensive customer databases to selectively target the appropriate customers for our catalog offerings and digital marketing campaigns. Additionally, we have invested heavily in the development of our e-commerce websites, which provide broad product offerings and which we believe generate higher internet sales than many of our education competitors. Revenues derived directly from internet sales, which were approximately 25.4% of our sales in fiscal 2014 compared to less than 17% of our sales in fiscal 2009, have increased as more school districts and teachers go online to order supplies.

Highly Diversified Business Mix. Our broad product portfolio and geographic reach minimize our concentration and exposure to any one school district, state, product or supplier. In fiscal 2014, our top 10 school district customers collectively accounted for just over 10% of revenues and our customers within any one state collectively accounted for less than 10% of revenues. For the same period, our top 100 products accounted for slightly less than 13% of revenues. Products from our top 10 suppliers generated just over 22% of revenues in fiscal 2014. We believe this diversification somewhat limits our exposure to state and local funding cycles and to product demand trends, and at the same time, opens up opportunities for growth as educational spending increases, both with current and new customer accounts.

Strong Repeat Business. Over 70% of our revenues are generated from the sale of consumable products, which typically need to be replaced each school year. We continue to maintain strong relationships with schools, school districts and other customers and believe our retention rate of our school and school district customers is approximately 90% in a highly competitive business. We continue to evaluate and modify our product assortment, particularly in the consumable product area to ensure we have the right solutions for our customers and to capitalize on the recurring revenue opportunities from many of our long-standing accounts.

Strong Cost Controls and Focus on Working Capital. Despite our revenue declines in recent years, we believe our focus on cost reductions and aggressive management of working capital, are positioning the Company to capitalize on future revenue growth opportunities, irrespective of the economy and school funding levels. Fiscal 2014, Process Improvement Programs have resulted in significant cost reductions, and greater efficiencies throughout our organization. Programs have also resulted in better working capital management and cash flow which provides us with additional resources to invest in key growth areas of our business across both our Distribution and Curriculum business segments. We continue to focus on growing revenues and profits within our Curriculum and Distribution segments, improving our mix of proprietary products and our operations to enhance the customer experience. We also enjoy highly predictable working capital cycles which enable us to effectively manage our capital structure and invest in growth areas of our business and in our infrastructure.

Focus on Growth Opportunities through Transformation Initiatives and Partnerships. We believe we have multiple long term revenue growth and margin improvement opportunities, including enhancing our sales efforts in under-penetrated states, expanding our private-label business, further developing and refining our educational supplies, furniture, technology and curriculum offerings, increasing sourcing from overseas, optimizing direct marketing operations, increasing supply chain efficiency and expanding our product line through strategic extensions. We are actively pursuing partnering opportunities for content development and distribution. We also believe our movement toward organizing around product and customer categories has better synchronized our go-to-market strategies, product development efforts and supplier relationships. Additionally, we have and continue to expand our business outside of school districts by pursuing alternative distribution channels, such as e-commerce and retail, which we expect will further increase our brand recognition and lead to additional sales opportunities throughout the upcoming fiscal year and beyond.

Growth Strategy

We have implemented various Process Improvement Programs that have strengthened our operations and improved efficiencies throughout our organization. These programs remain in effect today and we are currently in the process of implementing a strategy to align critical function areas that will enable us to improve both our top- and bottom-line results. Our near-term strategy is focused on the following areas:

•	Realigning our Distribution Centers to be closer to our major customers;

•	Investing in and automating operational function areas to improve customer delivery cycles;

•	Enhancing product management and marketing capabilities to transform the organization;

•	Identifying and exiting product lines with inadequate returns, while focusing on higher-margin, growth oriented product lines and categories;

•	Continue building out our digital solutions and bundled packages, while enhancing our e-commerce platform; and

•	Driving a change in culture that focuses on accountability and organic growth.

The Company’s longer term initiatives are intended to enhance organic growth, improve margins, and better evaluate capital investments and allocation. Among the key initiatives of our strategy are:

•	Aligning our sales, marketing and merchandising organizations to focus on more growth oriented categories such as furniture, technology, instructional solutions and channel sales;

•	Developing multi-year customer retention and growth plans by geography, category and product lines;

•	Improving our customer service capabilities throughout all business areas to improve the customer experience;

•	Upgrading our IT systems and related technologies to amass better data tracking capabilities which will improve business oversight and enable us to better service customer needs;

•	Identifying potential acquisition opportunities which would synergistically enhance the revenue and EBITDA of the Company;

•	Expanding into new markets and customer segments, and expanding our solutions set for the education marketplace; and

•	Improving communication, both internally and externally to educate all parties on our business operations, product and solution offerings and resources.

As part of our various growth strategy initiatives, we are highly focused on generating organic growth within our business, improving our margin structure, lowering our cost basis while pursuing strategic investments and generating higher returns for our stockholders.

Organic Growth. We are focused on growing revenues and profits from our existing product lines and possible line extensions. We are cautiously optimistic that schools are at or near the bottom of funding levels and industry data suggests school spending will increase over the coming years based on continued growth in student population and spending per student. As schools begin the slow return to more normalized spending we plan to increase our share of this spending and organically grow our revenues by:

•	Optimizing product quality and market focus within the higher margin business;

•	Unifying and aligning our marketing efforts with sales and merchandising;

•	Enhancing the usability of our website and our web-based marketing initiatives;

•	Upgrading our e-commerce platform to capture an increasing portion of online customer sales;

•	Developing new and updating current curriculum, supplemental learning and technology solutions in response to industry trends and educator needs;

•	Capitalizing on expected upcoming curriculum changes relating to Common Core State Standard and Next Generation Science Standards;

•	Increasing our focus and selling resources in under-penetrated states and districts;

•	Growing with larger customer accounts and within key school districts through cross-selling of products and services; and

•	Seeking new channels for growth, such as expanding our relationships with large purchasing cooperatives, third party internet resources and international partners.

Margin Improvement. As we grow our revenues, we are seeking to increase product gross margins through a mix of product innovation, buying programs and supply chain improvements. Among the key initiatives are:

•	Continuing to expand our private label business through the introduction of new products;

•	Increasing the number of products sourced from low-cost, overseas manufacturers;

•	Improving efficiencies of our supply chain activities, and driving overall efficiencies through our company-wide, lean-based Process Improvement Program;

•	Realizing the benefits of consolidation of distribution centers and elimination of redundant expenses;

•	Utilizing our purchasing scale to negotiate more favorable supplier terms and conditions;

•	Driving new product innovation and introduction of products and solutions across both business segments that will generate better margins and returns; and

•	Eliminating those product offerings which are not justified by the return they provide the Company.

Reduction of Corporate Operating Expenses. We continue to focus on reducing our operating expenses to streamline our business and free up resources to invest in other key areas that will generate top-line growth and improve bottom-line performance. Among the initiatives we are focused on are:

•	Driving efficiencies through the Process Improvement Programs which will lower our overall headcount and corporate expenditures;

•	Implement lean principles in our operations to improve efficiencies;

•	Overhaul our marketing campaigns to have more direct interaction with customers and through more targeted catalog distribution;

•	Leverage shared corporate resources throughout our business segments to lower costs and optimize financial, IT, HR and marketing support; and

•	Institute a blend of inside/outside sales model coverage to lower selling expenses.

Evaluation of Capital Investment and Allocation: We have identified several areas for investment in fiscal 2015 that will strengthen our operations and back-end support, digital and e-commerce platform and solution sets, and overall systems management capabilities. This will be part of the continuous improvement initiatives that are underway. We are also in the process of major review of all of our product lines and businesses to determine those with unacceptable or inadequate profitability, while simultaneously analyzing the appropriate solutions to maximize our returns, either from disposition or further capital investment. This analysis is to identify both cost saving drivers and new investment opportunities that will strengthen our bottom-line performance both near- and long-term. The Company also intends to continue to analyze acquisition opportunities which may fill product offering gaps and provide improvement in the revenue and EBITDA of the Company.

Product Lines

We market our proprietary brands and third-party product assortments across a wide variety of industry categories including general school supplies, arts and crafts, physical education, instructional solutions and special needs, classroom furniture and equipment, outdoor furniture and equipment, technology solutions, and both standards-based and supplemental curriculum solutions. These products are marketed and sold through our two primary business segments: Distribution and Curriculum.

Our Distribution offerings are focused in the following areas:

Supplies Category: We believe we are the largest marketer of school and classroom supplies into the education market. Through our School Specialty Distribution catalogs, which offer both national brands and many of our proprietary School Smart® products, we provide an extensive offering of basic supplies that are consumed in schools and classrooms as well as in home use. This offering includes office products, classroom supplies, janitorial and sanitation supplies, school equipment, planning and development products, physical education products, art supplies and paper, among others. These products are commodity based and require efficient supply chain, distribution and logistics expertise to be competitive. As a result of our large distribution network and supply chain expertise, our customers view us as a preferred supplier in the Supplies category. Our School Smart private label products are primarily sourced direct from low-cost, overseas manufacturers, which we believe will allow us to enhance our product offering and improve profitability.

Our leading market position in the art supplies area of this category is led by Sax® Arts & Crafts, which offers products and programs focused on nurturing creativity and self-expression through hands-on learning. The product line ranges from original cross-curricular lesson plans and teaching resource materials to basic art materials, such as paints, brushes and papers. Our arts education group is supported by our team of art consultants who proactively serve the education process locally and nationally by conducting workshops and providing curriculum assistance to art educators.

We offer a full range of programs, solutions, resources and equipment designed to help improve student and staff wellness. Our products, which are primarily offered under our Sportime® brand, range from traditional sports equipment to unique and innovative products designed to encourage participation by all, as well as research-based teaching materials that foster health and wellness both inside and outside of educational facilities. We also offer proven, research-based physical education and health solutions under our SPARK® brand, which is a curriculum and product-based program focused on promoting healthy, active lifestyles and combating childhood obesity. Each SPARK program provides a coordinated package of curriculum, on-site teacher training, and content-matched equipment from our Sportime® product line. The program maximizes physical activity during physical education classes by providing teachers with alternative games, dances and sports that ensure all students are actively engaged and learning.

Instructional Solutions: We believe we are the largest marketer of educator supplies and related educational materials and technology solutions, as well as instructional learning materials. Our Instructional Solutions category includes supplemental learning materials (reading, math and science), teaching resources, special needs and special education products and early childhood offerings. Innovation, proprietary products, brand strength and direct merchandising are key success factors. These product offerings create opportunity for margin enhancement through innovation and unique assortments.

We offer several proprietary and innovative instructional solutions and teaching materials to schools and school districts, all designed to help teachers teach and students remain on par with grade-level learning requirements. We also offer a full range of solutions for children with special learning needs through our Abilitations® and Integrations® product lines as well as several third party brands. Our proprietary solutions and products are designed to help educate children with learning, behavioral, sensory or physical differences and are focused on helping educators and therapists make a real difference in a child’s life.

Our early childhood offering provides educators of young children with products that promote learning and development. Our full-line, highly proprietary offering provides educators with everything from advanced literacy and dramatic play to manipulatives, and basic arts and crafts. We have several proprietary brands targeting the early childhood market and our flagship brand, Childcraft® is a well-known and trusted brand in the education market.

Furniture Category: We believe we are the largest source for school furniture in the United States, offering a full range of school-specific furniture and equipment, for both in-school, in-classroom and outdoor use. Our offering allows us to equip an entire facility, refurbish a specific location within a school, such as a cafeteria, gymnasium or media center, or to replace individual items such as student desks and chairs. We manufacture award-winning early childhood wood furniture in our Bird-in-Hand Woodworks® facility. We launched a product line of proprietary furniture under our Classroom Select® brand and also provide innovative furniture offerings through our Royal Seating®, Childcraft®, Korners for Kids® and Bird-in-Hand® product lines. We are authorized national or regional distributors for leading third-party lines. In addition, we offer our proprietary service, Projects by Design®, which provides turn-key needs assessment and conforming design, budget analysis and project management for new construction projects.

Planning and Student Development: We believe we are one of the largest providers of planning and student development content in the United States and Canada, which is delivered through student agendas. Our offerings are focused on developing better personal, social and organizational skills, as well as serving as an effective tool for students and parents to track and monitor their daily activities, assignments and achievements. Many of our agendas are customized at the school level to include each school’s academic, athletic and extra-curricular activities. Our agendas are primarily marketed under the Premier™ brand name. We are currently focused on developing and delivering our electronic version of these planning and development products. We are also a leading publisher of school forms, including record books, grade books, teacher planners and other printed forms under the brand name Hammond & StephensTM.

A/V Technology: We believe we are a leading provider of educator-inspired quality audio technology products, including state-of-the-art multi-media, audio visual and presentation equipment for the preK-12 education market. These products are marketed under the brand name Califone®. We also offer a host of other technology solutions under Califone and other third-party brands and are focused on expanding our assortment of products to take advantage of increased investments by schools and school districts in new and emerging technology platforms.

Our product development managers apply their extensive education industry experience to design instructional solutions and supplemental curriculum- and age-specific products to enhance the learning experience. New product ideas are reviewed with customer focus groups and advisory panels comprised of educators to ensure new offerings will be well received and meet an educational need.

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

Our Curriculum offerings are focused in the following areas:

Science: Our science position, largely comprised of highly recognized proprietary or exclusive offerings, provides learning resources focused on promoting scientific education and inquiry, literacy and achievement to the preK-12 education market. Our products range from laboratory supplies, equipment and furniture to highly effective hands-on learning curriculums. Our science brands include FOSS® (Full Option Science System), Frey Scientific®, Delta Science ModulesTM, Delta Education®, CPO ScienceTM, and Neo/SCI®. We have structured our solutions to engage students, focusing on science and engineering practices that promote scientific inquiry, literacy and achievements, all while aligning to the Next Generation Science Standards and supporting Common Core State Standards.

Science classroom resources offered by Delta Education for example, are focused on the pre-K to 8th-grade education level. Our science curriculum products embody the best in inquiry-based STEM (“Science, Technology, Engineering and Math”) education. Delta provides the research-based FOSS® curriculum and other programs such as Delta Science Modules, as well as hands-on classroom resources. The Full Option Science System® (FOSS) has evolved from a philosophy of teaching and learning at the Lawrence Hall of Science that has guided the development of successful active learning science curricula for more than 40 years. The FOSS program bridges research and practice by providing tools and strategies to engage students and teachers in enduring experiences that lead to a deeper understanding of the natural and designed worlds. Science is a discovery activity, and the best way for students to appreciate the scientific enterprise, learn important scientific and engineering concepts, and develop the ability to think well is to actively participate in scientific practices through the use of manipulatives which enhance their own investigations and analyses. The FOSS Program was created specifically to provide students and teachers with meaningful experiences through active participation in scientific practices.

At Frey Scientific, we offer a wide selection of science education products, supplemental curriculum, lab equipment and supplies, all of which are a part of STEM solutions that advance effective learning. By working with a network of classroom teachers at various grade levels, we continually seek to understand and adapt to customers’ needs and Next Generation Science Standards. Our dedicated science education specialists, many with advanced degrees and teaching experience, provide powerful insights that continue to enhance our product line. Frey Scientific elementary, middle and high school education products include supplemental curriculum, Inquiry Investigations® hands-on kits with virtual labs, innovative equipment and precision instrumentation, essential science classroom supplies and laboratory design services and furniture.

Literacy & Intervention: Our reading and math intervention programs, which are standards- and curriculum-based products, are focused on providing educators and parents with effective tools to encourage and enhance literacy and mathematics skills, serving the K-12 grade levels. Educator’s Publishing Service (EPS) provides tailored reading and language arts instruction for students with special needs and proprietary instructional materials for educators. For over 60 years, EPS Literacy and Intervention has been the leader in developing and publishing programs to help struggling students, including those with dyslexia and other reading difficulties, as well as providing materials that support on-level students so they can continue to meet their educational goals. Today, EPS provides K-12 blended, customized intervention solutions to help at-risk and on-level students build proficiency in reading and math. A variety of programs connect time-tested content and innovation to give educators the power of differentiation to reach all of their students and meet the changing demands of today’s classrooms. From screening through to intervention, progress monitoring, reporting and professional development, EPS offers an integrated approach to address the Common Core State Standards and Response to Intervention (RTI).

Our Academy of Reading® and Academy of Math® products offer comprehensive reading, math and response to intervention solutions to help K-12 schools close the achievement gap for students who fall below proficiency benchmarks. Our print and technology resources combine to meet the instructional needs of students possessing learning disabilities or who are at risk for reading and math failure. Some of our other innovative teaching materials include Explode the Code®, Making Connections® and Making Connections Intervention®, path driver for Math and path driver for Reading, Sitton Spelling and WordSkills®, S.P.I.R.E®, and WordlyWise®, among others.

One of the newer products offered through the EPS division is EPS E.P.I.C. —Exceptional Performance through Individualized Curriculum. This solution combines research proven materials, technology and teaching methods to create dynamic, systematic and individualized instruction for each student. Some of the benefits of E.P.I.C. include quick and accurate screening and progress monitoring, targeted instructional action plans, expert professional development support, research proven curriculum and powerful data and reporting capabilities. The E.P.I.C. solution covers a wide variety of educational topics including reading and math screening, phonemic awareness, phonics, fluency, vocabulary, word study, comprehension, writing and foundational math skills, among others.

For further information regarding our Distribution and Curriculum segments, see our “Segment Information” in the Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data.

Intellectual Property

We maintain a number of patents, trademarks, trade names, service marks and other intangible property rights that we believe have significant value and are important to our business. Our trademarks, trade names and service marks include the following: School Specialty®, Education Essentials®, School Smart®, Projects by Design®, Academy of Reading®, Academy of Math®, abc School Supply®, Integrations®, Abilitations®, Brodhead Garrett®, Califone®, Childcraft®, ClassroomDirect®, Frey Scientific®, Hammond & StephensTM, Premier AgendasTM, Sax® Arts & Crafts, Sax® Family & Consumer Sciences, Sportime®, Delta Education®, Neo/SCI®, CPO Science™, EPS® and AutoSkill®. We also sell products under brands we license, such as FOSS®, ThinkMath!™, SPARK™ and FranklinCovey® Seven Habits.

Sales and Marketing

Supplemental educational product procurement decisions are generally made at the classroom level by teachers and curriculum specialists and at the district and school levels by administrators. The Company currently has an expansive sales force that sells our products at the classroom, school and district level to educators, nation-wide.

Our Distribution segment sales and marketing approach utilizes a sales force of about 370 professionals, approximately 40 distinct catalog titles, and School Specialty Online®, an e-commerce solution that enables us to tailor our product offerings and pricing to individual school districts and school administrators.

In the Supplies category, we leverage our national sales force, which we believe represents the largest distribution network in the market, and our supply chain expertise, to reduce our customers’ cost of acquisition in the most commonly purchased, highest volume commodity items used by schools. In the Instructional Solutions category, we market our products through direct marketing channels. We compete by offering deep assortments in the most commonly purchased products, by leveraging our size to reduce product costs, and by driving customer retention and acquisition through sophisticated database analytics. In the Furniture category, our unique Projects by Design® service gives us significant competitive advantages by providing customers with value-added construction management support, from interior design through installation and field support. In the non-construction segment of furniture, we capitalize on relationship selling through the largest direct sales force in the market.

Schools typically purchase educational supplies and supplemental educational products based on established relationships with relatively few vendors. We seek to establish and maintain these critical relationships by assigning accounts within a specific geographic territory to a local area account manager who is supported by a centrally located customer service team. The account managers frequently call on existing customers to ascertain and fulfill their supplemental educational resource needs. The customer service representatives maintain contact with these customers throughout the order cycle and assist in order processing.

We have a national sales, marketing, distribution and customer service structure. We believe that this structure significantly improves our effectiveness through better sales management, resulting in higher regional penetration and significant cost savings through the reduction of distribution centers.

Projects by Design. Projects by Design® is a service we provide our customers free of charge to aid in the design, building and renovation of schools. Our professional designers prepare a detailed analysis of the building and individual classrooms to optimize the layout of student and teacher desks, student lockers and other classroom equipment and fixtures. Customers have the ability to view prospective classrooms through our innovative software in order to efficiently manage the project. We believe this service makes us an attractive alternative to other furniture and school fixture and equipment suppliers.

Our Curriculum segment sales and marketing approach utilizes a field sales force of approximately 70 professionals, supported by about 40 inside sales associates. The sales coverage is nationwide, with the largest student populated states served by a larger contingent of sales professionals. The field and inside sales associates are supported by 10 targeted catalogs and our brand-specific websites to deliver premium educational products to teachers and curriculum specialists.

Generally, for each Curriculum product line, a major catalog containing its full product offering is distributed near the end of the calendar year and during the course of the year we mail additional supplemental catalogs. Schools, teachers and curriculum specialists can also access websites for product information and purchasing. Further, we believe that by cross-marketing our Curriculum brands to Distribution customers, we can achieve substantial incremental sales.

Internet Operations. Our internet channel activities through School Specialty Online are focused on enhancing customer loyalty, driving down cost by receiving more orders electronically and creating a full customer self-service portal. Our brands are available through School Specialty Online which allows our customers a single access point for purchasing. Our systems provide functionality to meet the specific needs of school districts and school customers, who generally purchase Distribution products, as well as the needs of individual teachers and curriculum specialists, who tend to buy Curriculum products. School Specialty Online allows our customers to manage funding through the use of purchase order spending limitation, approval workflows, order management and reporting. In addition, we offer schools and districts the ability to fully integrate their procurement systems with School Specialty Online, which gives us another important link to our customers and a significant competitive advantage. It also includes other features that are more helpful to teachers, curriculum specialists and others with more sophisticated online ordering needs, including product search, custom catalogs and email notification, allowing users to have access to the full line of School Specialty products. We have maintained an electronic ordering system for the past 20 years and offer e-commerce solutions directed exclusively at the education market. Each of our Curriculum product lines has a dedicated website for its own products. We also continue to explore expanding our offerings provided through third party internet sources. As such, we have added a channel agreement with Amazon.com under which we have created our own branded storefront within the office and school segment of the Amazon.com shopping portal. We believe that this channel will allow us to reach educators and segments of the education space that we did not reach previously. Over the past two years, we have significantly invested in our ecommerce platform to improve website functionality, make the online ordering process easier and faster and improve the overall customer experience, which we believe, will help us grow organically.

Pricing. Pricing for our Distribution and Curriculum product offerings varies by product and market channel. We generally offer a negotiated discount from catalog prices for products from our Distribution catalogs, and respond to quote and bid requests. The pricing structure of proprietary Curriculum products offered through direct marketing is generally less subject to negotiation.

Procurement

Non-Proprietary Products. Each year, we add new items to our catalogs and our offerings. We begin to purchase and stock these items before the catalogs are released so that we can immediately satisfy customer demand. We typically negotiate annual supply contracts with our vendors. Contracts with larger vendors usually provide negotiated pricing and/or extended terms and often include volume discounts and rebate programs. We have exclusive distribution rights on several furniture and equipment lines.

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

Private Label Product. We launched the School Smart brand in 2005. Since that time we have focused our strategy on providing a private brand alternative for educators, using a combination of off-shoring and out-sourcing of products. In fiscal 2014 our revenue for School Smart branded products was approximately $57 million. We continue to evaluate the balance of branded and private brand products and we believe that there are additional opportunities to grow sales through new products, product line extensions and new product configurations.

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

Logistics

We believe we have one of the largest and most sophisticated distribution networks among our direct competitors with three fully automated and seamlessly integrated distribution centers, two supporting the Distribution segment and one supporting the Curriculum segment, totaling approximately 1 million square feet of operating space. We believe this network represents a significant competitive advantage, allowing us to reach any school in a fast and efficient fashion. We have enhanced our distribution model, allowing most of our customers to receive their orders 3 to 5 days after shipment and have the capability of speeding delivery of shipments to next-day if and as required by specific customers. We utilize a third-party logistics provider in Asia to consolidate inbound shipments, lowering our transportation and inventory storage costs.

In order to maintain the proprietary nature of some of our products, we operate one manufacturing facility. Our Lancaster, Pennsylvania plant manufactures wood furniture for our early childhood offerings. Products that we manufacture accounted for less than 10% of sales during fiscal 2014, 2013 and 2012.

Over the past year, through a series of Process Improvement Programs, we have realigned our Distribution Centers and warehouses to be closer to the majority of our customers and key suppliers. We have also invested significantly in lean manufacturing principles and upgraded technology and logistics platforms, which have strengthened our operational footprint, enabling us to provide better, more accurate and faster shipments to our customers. This remains one of our key corporate priorities.

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

We have implemented a common enterprise resource planning (“ERP”) platform across the majority of our businesses. This platform primarily includes software from Oracle’s E-Business suite. One of the major benefits from the common ERP platform is the consolidation of both product and customer information, which is designed to enhance our ability to execute our sales and marketing strategies. In addition, by utilizing common business systems across the Company, we have improved business processes, reduced cycle time and enhanced integration between the business units. We believe the technologies of the systems will readily support continued growth and integration of our existing businesses. Our distribution centers utilize interfaced warehouse management software to manage orders from our ERP and legacy systems.

Competition

The supplemental educational products and equipment market is highly fragmented with many retail and wholesale companies providing products and equipment, many of which are family- or employee-owned, regional companies. We also compete, to a much lesser extent, with alternate channel competitors such as office product contract stationers, office supply superstores, purchasing cooperatives and internet-based businesses. Their primary advantages over us include size, location, greater financial resources and purchasing power. Their primary disadvantage is that their product mix typically covers a very small portion of a school’s needs (measured by volume). We believe we compete favorably with these companies on the basis of service, product offering and customer reach. The standards-based curriculum market is highly competitive and School Specialty competes with several large, well-known education companies as well as small, niche companies.

Employees

As of June 12, 2014, we had approximately 1,450 full-time employees. To meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Backlog

We had no material backlog at April 26, 2014. Our customers typically purchase products on an as-needed basis.

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

Our common stock is thinly traded, and as a result our investors do not have a meaningful degree of liquidity.

Since October 2013, our common stock has been sporadically quoted on the OTCQB marketplace, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or nonexistent. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. As a consequence, there may be extended periods of time when trading activity in our shares is minimal or nonexistent. We cannot give investors any assurance that a broader or more active public trading market for our common stock will develop or be sustained. An investor may find it difficult or impossible to dispose of shares or obtain accurate information as to the market value of the common stock. Investors may be unable to sell their shares of common stock at or above their purchase price if at all, which may result in substantial losses.

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

Our bankruptcy proceedings, which improved our capital structure and short-term liquidity position, contemplated that we would refine and implement our strategy and business plan based upon assumptions and analyses developed by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we considered appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to obtain adequate liquidity and financing sources and establish an appropriate level of debt; (ii) our ability to restore customers’ confidence in our viability as a continuing entity and to attract and retain sufficient customers; (iii) our ability to retain key employees in those businesses that we intend to continue to emphasize, and (iv) the overall strength and stability of general economic conditions and, in particular, the school funding environment. The failure of any of these factors could materially adversely affect the successful execution of our strategy and business plan.

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

We are highly leveraged. As of April 26, 2014, we had $166 million of total debt. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

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

We have experienced reduced order volume and a decreased customer retention rate since the filing of the Chapter 11 Cases. Although we have maintained relationships with many of our customers since our emergence from bankruptcy, we have experienced lower order volumes since the announcement of the Chapter 11 Cases. We believe that the bankruptcy negatively impacted many of our customers’ perceptions of our brand and financial stability. In particular, interest in our Projects by Design® services and orders related to furniture and school fixtures have declined since the announcement of the Chapter 11 Cases. We attribute this trend to customer uncertainty regarding whether we will remain solvent for the months or years that may be required to complete the design, building and renovation of schools. Additionally, as a result of the bankruptcy, we have experienced increased backorders associated with procuring product due to liquidity constraints. The negative perception of our financial condition that was created by the bankruptcy filing may also have an effect on the terms under which some customers are willing to continue to do business with us, and could materially adversely affect our business, financial condition and results of operations. The impact of this customer uncertainty as to our status cannot be accurately predicted or quantified. In order to compete successfully in our markets, we will need to restore customer confidence in our brand and our Company. We are engaging in efforts intended to improve and expand our relations with our customers. We have attempted to support our position with our key customers through direct and active contact with teachers, curriculum specialists and administrators. We may not be able to successfully improve our customer relationships so that our customers will do business with us as they have in the past. The failure to increase sales volumes would have a material adverse effect on our business, results of operations or financial condition. In addition, the delay or cancellation of material orders from, or problems at, any of our major customers could have a material adverse effect on our business, results of operations, or financial condition.

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

Our capital structure was significantly altered under the Reorganization Plan. Under fresh-start reporting rules that applied to us upon the effective date of the Reorganization Plan, our assets and liabilities were adjusted to fair value and our accumulated deficit was restated to zero. Accordingly, our financial condition and results of operations subsequent to the effective date of the Reorganization Plan are not comparable to the financial condition and results of operations reflected in our historical financial statements. It is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A to our quarterly report on Form 10-Q/A filed on December 16, 2013, management identified a material weakness in our internal control over financial reporting. Specifically, controls did not operate effectively to ensure that the entries associated with the equity issuance to the Ad Hoc DIP lenders as of June 11, 2013 were accurately recorded to properly reflect the net reorganization gain, in light of the technical guidance for fresh-start accounting principles. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective to timely prevent or detect errors in our consolidated financial statements. We are committed to remediation of the material weakness in internal control over financial reporting. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Our net operating loss carryforwards may be limited and other tax attributes may be reduced.

The Company incurred a Federal net operating loss in fiscal 2014. However, in conjunction with matters that resulted in the Chapter 11 Cases and Reorganization Plan, the Company experienced a change in ownership under Section 382 of the Internal Revenue Code. This could limit annual federal net operating loss utilization to an amount equal to the net equity value of our stock at the time of the ownership change multiplied by the federal long-term tax exempt rate.

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

The weakened economic environment has placed increased pressure on state and local government budgets, which are the primary source of school funding. The global economy is currently suffering from the effects of the latest recession which has led to a decline in consumer and business spending and confidence. This has resulted in our customers delaying or cutting school expenditures as the recession and its continuing effects created state and local budget deficits and uncertainty about future economic funding by state and local governments. The federal stimulus funds that were provided by the federal government to school districts helped education funding in 2009 and 2010, but these federal funds have been fully distributed and many states have not been able to replace them due to declining state revenue. Significant and sustained declines in the per student funding levels provided for in state and local budgets, and delays or decreases in spending by our customers due to concerns about potential or actual declines in funding levels, could have a material adverse impact on our business, financial condition and results of operations.

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

Increasing use of web-based products is affecting our printed supplemental materials business.

The growth in web-based and digital-based supplements has reduced the physical paper-based supplements the Company currently markets. While we continue to enhance our product lines with digital alternatives, it is possible that our paper-based products could be further supplanted and/or replaced by online sources other than our own.

Increased costs and other difficulties associated with the distribution of our products would adversely affect our results of operations.

Higher than expected costs and other difficulties associated with the distribution of our products could affect our results of operations. To the extent we incur difficulties or higher-than-expected costs related to updating our distribution centers, such costs may have a material adverse effect on our business, financial condition and results of operations. Any disruption in our ability to service our customers may also impact our revenues or profits. Moreover, as we update our distribution model, reduce the number of distribution centers or change the product mix of our remaining distribution centers, we may encounter unforeseen costs or difficulties that may have an adverse impact on our financial performance.

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

Our business is highly competitive.

The market for supplemental educational products and equipment is highly competitive and fragmented with many retail and wholesale companies that market supplemental educational products and equipment to schools with preK-12 as a primary focus of their business. We also face competition from alternate channel marketers, including office supply superstores, office product contract stationers, and purchasing cooperatives that have not traditionally focused on marketing supplemental educational products and equipment. Our competitors impact the prices we are able to charge and we expect to continue to face pricing pressure from our competitors in the future, especially on our commodity-type products. These competitors are likely to continue to expand their product lines and interest in supplemental educational products and equipment. Some of these competitors have greater financial resources and buying power than we do. We believe that the supplemental educational products and equipment market will consolidate over the next several years, which could increase competition in both our markets. We also face increased competition and pricing pressure as a result of the accessibility of the internet.

If any of our key personnel discontinue their role with us, our business could be adversely affected.

Our business depends to a large extent on the abilities and continued efforts of our executive officers and senior management. If we are unable to attract and retain key personnel and qualified employees, our business could be adversely affected. We do not intend to maintain key man life insurance covering any of our executive officers or other members of our management.

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

Increases in the cost or a disruption in the flow of our imported goods may adversely impact our revenues and profits and have an adverse impact on our cash flows. Our business strategy includes an increased emphasis on offering private label products and sourcing quality merchandise directly from low-cost suppliers. As a result, we expect to rely more heavily on imported goods from China and other countries and we expect the sale of imported goods to continue to increase as a percentage of our total revenues. To the extent we rely more heavily on the sale of private label products, our potential exposure to product liability claims may increase. In addition, our reputation may become more closely tied to our private label products and may suffer to the extent our customers are not satisfied with the quality of such products. Private label products will also increase our risks associated with returns and inventory obsolescence. Our reliance on imported merchandise subjects us to a number of risks, including: (a) increased difficulties in ensuring quality control; (b) disruptions in the flow of imported goods due to factors such as raw material shortages, work stoppages, strikes, and political unrest in foreign countries; (c) problems with oceanic shipping, including shipping container shortages; (d) economic crises and international disputes; (e) increases in the cost of purchasing or shipping foreign merchandise resulting from a failure of the United States to maintain normal trade relations with China and the other countries we do business in; (f) import duties, import quotas, and other trade sanctions; and (g) increases in shipping rates imposed by the trans-Pacific shipping cartel. If imported merchandise becomes more expensive or unavailable, we may not be able to transition to alternative sources in time to meet our customers’ demands. A disruption in the flow of our imported merchandise or an increase in the cost of those goods due to these or other factors would significantly decrease our revenues and profits and have an adverse impact on our cash flows.

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

The seasonal purchasing patterns of our customers, the fact that our customers typically purchase products on an as-needed basis, and the lack of visibility into education funding levels if state budgets are delayed make it difficult for us to accurately forecast our revenue stream, which may vary significantly from period to period. Financial analysts and others that may seek to project our future performance face similar difficulties. The difficulty in accurately forecasting our revenue increases the likelihood that our financial results will differ materially from any projected financial results. Any shortfall in our financial results from our, or third-party, projected results could cause a decline in the trading price of our common stock.

We may have a material amount of intangible assets which are potentially subject to impairment.

At April 26, 2014, intangible assets represent approximately 21% of our total assets. We are required to evaluate whether our intangible assets have been impaired. As discussed in Note 8 to the consolidated financial statements in Item 8 of this report, the Company recorded impairment charges of $4.7 million related to indefinite-lived intangible assets in the third quarter of fiscal 2013 and $21.0 million related to indefinite-lived intangible assets in the third quarter of fiscal 2012. The impairments were determined as part of the fair value assessment of these assets.

We have a material amount of capitalized product development costs which might be written-down.

We had capitalized product development costs of $27.3 million and $28.2 million at April 26, 2014 and April 27, 2013, respectively, related to internally developed products, which are amortized to expense over the lesser of five years or the product’s life cycle. Any changes in the estimated sales volume or life cycle of the underlying products could cause the currently capitalized costs or costs capitalized in the future to be impaired.

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

We rely on certain trademarks, trade names and service names, along with licenses to use and exploit certain intellectual property related to designs of proprietary products, trademarks, trade names and service names (collectively, the “marks”) in the design and marketing of some of our products. We could lose our ability to use our brands if our marks were found to be generic or non-descriptive, as well as the right to sell proprietary products which are based on licensed intellectual property. While no single mark is material to our business, the termination of a number of these marks could have an adverse effect on our business. The loss of certain licensed intellectual property related to proprietary products (for example, FOSS) may have a materially adverse effect on our business. We also rely on certain copyrights, patents and licenses other than those described above, the termination of which could have an adverse effect on our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in a leased facility. The lease on this facility expires in April 2021. The facility is located at W6316 Design Drive, Greenville, Wisconsin, a combined office and warehouse facility of approximately 332,000 square feet, which also services both our Curriculum and Distribution segments. In addition, we leased or owned the following principal facilities as of June 30, 2014:

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Bellingham, Washington (1)	25,000	Leased	July 31, 2015
Cambridge, Massachusetts (1)	18,000	Leased	April 30, 2018
Cameron, Texas	277,000	Leased	September 30, 2014
Fresno, California (3)	163,000	Leased	October 31, 2017
Lancaster, Pennsylvania (2)	73,000	Leased	June 30, 2017
Lancaster, Pennsylvania	125,000	Leased	June 30, 2017
Mansfield, Ohio (2)	315,000	Leased	October 31, 2016
Nashua, New Hampshire (1)	348,000	Leased	December 31, 2018
Salina, Kansas (3)	115,000	Owned	—
San Fernando, California (1)	37,000	Leased	January 31, 2016

(1)	Location primarily services the Curriculum segment.
(2)	Location services both business segments.
(3)	Location held for sale (Salina) or to be subleased (Fresno)

The 73,000 square foot Lancaster, Pennsylvania facility is used for manufacturing wood products. The other facilities are distribution centers and/or office space. We believe that our properties are adequate to support our operations for the foreseeable future. We regularly review the utilization and consolidation of our facilities.

Item 3.	Legal Proceedings

The Company is not currently party to any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business.

Item 4.	Mine Safety Disclosure.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 30, 2014, the following persons served as executive officers of School Specialty:

Name and Age of Officer
Joseph M. Yorio Age 49	Mr. Yorio was appointed President and Chief Executive Officer of School Specialty effective April 23, 2014. Prior to joining the Company, Mr. Yorio served as President and Chief Executive Officer of NYX Global LLC, a business services and consulting company, from January 2011 to April 2014. Concurrently, he also performed the duties and responsibilities of Managing Director for Vertex (a NYX Global client), a developer, manufacturer, marketer and distributor of tactical and outdoor apparel and equipment. Prior to that, Mr. Yorio was President from March 2009 to December 2010 and President and Chief Executive Officer from June 2009 to December 2010 of Xe Services LLC (now known as Academi), a private aerospace and defense company. In addition, Mr. Yorio previously held a variety of executive, operations and sales positions primarily focused on distribution and logistics. He served as the Vice President, U.S. and North American Air Hub Operations with DHL Express, where he was responsible for sortation, inbound and outbound freight from the largest private airport in North America servicing the global markets. Prior to that, he was President of the Central Midwest Division of Corporate Express, where he led a self-sustaining operating division that included six distribution centers. He also served in the U.S. Army as a 75th Ranger Regiment and Special Forces officer and is a medically retired combat veteran. Mr. Yorio holds a B.A. degree in psychology from Saint Vincent College, a Master’s Certificate in Executive Leadership from Cornell University, S.C. Johnson Graduate School of Management, and an M.B.A in management from Florida Institute of Technology, Nathan M. Bisk College of Business.
Richmond Y. Holden Age 60	Mr. Holden joined School Specialty in May 2007 as President of Educator’s Publishing Services. In March 2010, Mr. Holden was appointed President of Educational Resources and Executive Vice President of School Specialty, Inc. In fiscal 2013, Mr. Holden was appointed Executive Vice President of Educator’s Publishing Services. In June of 2014, Mr. Holden was appointed Curriculum Division President. Prior to joining School Specialty, Mr. Holden was President and CEO of JL Hammett Co. During a 28 year career at JL Hammett Co. he advanced through several positions of increasing responsibility, including Marketing, Technology and Operations, prior to being promoted to Chairman and Chief Executive Officer in 1992. Mr. Holden is a director of Acme United Corporation, a publicly traded company that is a supplier of cutting, measuring and safety products to the school, home office, hardware and industrial markets.
Patrick T. Collins Age 53	Mr. Collins joined School Specialty in September 2012 as Senior Vice President of Sales and is responsible for leading the Company’s sales organization and targeted strategic initiatives. In September 2013, Mr. Collins was appointed Executive Vice President—Supplies Business. In June of 2014, Mr. Collins was appointed Distribution Division President. Prior to joining School Specialty, Mr. Collins was Senior Vice President, Sales of United Stationers, where he was responsible for sales, field marketing, customer service and business development, as well as the leadership of two divisions, which together accounted for approximately $600 million in revenues. Prior to joining United Stationers in 2004, Mr. Collins was Senior Group Vice President, Sales and Marketing of Ingram Micro, Inc. His previous experience included 15 years at Frito-Lay in various positions of increasing responsibility. He graduated from Marietta College with a BA in Economics and received his MBA from The Ohio State University, Columbus.

Name and Age of Officer
Kevin L. Baehler Age 50	Mr. Baehler joined the Company in 2004 as Corporate Controller, and was promoted to Vice President, Corporate Controller in 2007. From June 2007 to April 2008, he served as interim Chief Financial Officer. In April 2008, after stepping down as interim CFO, he was appointed to the position of Senior Vice President, Corporate Controller. In December 2013, Mr. Baehler was appointed interim Chief Financial Officer. Since joining the Company, he has been responsible for all aspects of the Company’s financial reporting process. Prior to joining the Company, Mr. Baehler spent six years with GE Healthcare, a division of General Electric Company in various financial positions, most recently as Assistant Global Controller. Mr. Baehler obtained his undergraduate degree in accounting from the University of Wisconsin—Whitewater and he is a Certified Public Accountant.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was traded under the symbol “SCHS” on The NASDAQ Global Select Market through February 5, 2013. On February 6, 2013, The NASDAQ Stock Market LLC. suspended trading in the Company’s common stock following the commencement of the Chapter 11 Cases and delisted the common stock effective March 1, 2013. The Company’s common stock traded on the OTCQB market place of the OTC Market Groups as of February 6, 2013 under the symbol “SCHSQ” through June 11, 2013, the Effective Date of the Reorganization Plan. The Company’s common stock currently trades on the OTCQB market place of the OTC Market Groups under the symbol “SCOO”. The table below sets forth the reported high and low closing sale prices for shares of our common stock, during the indicated quarters.

Fiscal 2014	High	Low
Six weeks ended June 11, 2013 (Predecessor)	N/A	N/A
Seven weeks ended July 27, 2013 (Successor)	N/A	N/A
Quarter ended October 26, 2013	N/A	N/A
Quarter ended January 25, 2014	$88.00	$74.00
Quarter ended April 26, 2014	110.50	74.50

Fiscal 2013	High	Low
Quarter ended July 28, 2012	$3.92	$2.40
Quarter ended October 27, 2012	3.45	1.76
Quarter ended January 26, 2013	2.44	0.58
Quarter ended April 27, 2013	0.27	0.03

The first trade of the Successor Company’s common stock occurred in the third quarter of fiscal 2014.

Holders

As of June 30, 2014, there were approximately 60 record holders of the common stock of the Company.

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

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Fiscal Year
	Successor Company	Predecessor Company
	2014	2014	2013	2012	2011	2010
	(46 weeks ended April 26, 2014)	(6 weeks ended June 11, 2013)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Statement of Operations Data:
Revenues	$572,045	$58,697	$674,998	$731,991	$762,078	$896,678
Cost of revenues	349,845	35,079	411,118	448,977	454,557	517,530

Gross profit	222,200	23,618	263,880	283,014	307,521	379,148
Selling, general and administrative expenses	213,144	27,473	267,491	274,967	287,560	304,451
(Gain) on sale of product line	—	—	—	(4,376)	—	—
Facility exit costs and restructuring	6,552	—	—	—	—	—
Impairment charge	—	—	45,789	107,501	411,390	—

Operating (loss) income	2,504	(3,855)	(49,400)	(95,078)	(391,429)	74,697
Interest expense	16,882	3,235	28,600	27,182	28,157	30,466
Loss on early extinguishment of debt	—	—	10,201	—	—	—
Change in fair value of interest rate swap	483	—	—	—	—	—
Refund of early termination fee	(4,054)	—	—	—	—	—
Reorganization item, net	6,420	(84,799)	22,979	—	—	—
Early termination of long-term indebtedness	—	—	26,247	—	—	—
Impairment of long-term asset	—	—	1,414	—	—	—
Impairment of investment in unconsolidated affiliate	—	—	7,749	9,012	6,861	—
Expense associated with convertible debt exchange	—	—	—	1,090	1,920	—

Income (loss) before provision for (benefit from) income taxes	(17,227)	77,709	(146,590)	(132,362)	(428,367)	44,231
Provision for (benefit from) income taxes	258	1,641	(334)	167	(73,132)	17,678

Earnings (loss) before losses from investment in unconsolidated affiliate	(17,485)	76,068	(146,256)	(132,529)	(355,235)	26,553
Losses of unconsolidated affiliate	—	—	(1,436)	(1,488)	(1,038)	(701)

Net income (loss)	$(17,485)	$76,068	$(147,692)	$(134,017)	$(356,273)	$25,852

Weighted average shares outstanding:
Basic	1,000	18,922	18,922	18,878	18,870	18,843
Diluted	1,000	18,922	18,922	18,878	18,870	18,874
Earnings (loss) per share of common stock:
Basic	$(17.49)	$4.02	$(7.81)	$(7.10)	$(18.88)	$1.37
Diluted	$(17.49)	$4.02	$(7.81)	$(7.10)	$(18.88)	$1.37

	Successor Company		Predecessor Company
	April 26, 2014		April 27, 2013	April 28, 2012	April 30, 2011	April 24, 2010
Balance Sheet Data:
Working capital (deficit)	$111,922		$(30,325)	$89,709	$(17,507)	$9,927
Total assets	339,619		427,573	463,521	637,544	1,067,820
Long-term debt	153,987		—	289,668	198,036	199,742
Total debt	166,375		198,302	290,623	296,279	332,139
Stockholders’ equity (deficit)	103,057		(79,192)	67,946	201,629	551,188

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

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

Accordingly, management has provided a non-GAAP analysis entitled “Non-GAAP Financial Information—Combined Results” for the twelve months ended April 26, 2014. Non-GAAP Financial Information—Combined Results combines GAAP results of the Successor Company for the forty-six weeks ended April 26, 2014 and GAAP results of the Predecessor Company for the six weeks ended June 11, 2013. Management’s non-GAAP analysis compares the Non-GAAP Financial Information—Combined Results for certain financial items to the Predecessor Company’s GAAP results for the twelve months ended April 27, 2013. For purposes of this MD&A, “Fiscal 2014” refers to the fifty-two week period ending April 26, 2014, which includes the six week Predecessor Company period ending June 11, 2014 and the Successor Company forty-six week period ending April 26, 2014.

Process Improvement Program

In the second quarter of fiscal 2014, the Company began to implement a company-wide Process Improvement Program to better align the Company’s operating groups, enhance systems and processes, and drive efficiency throughout the organization to improve the customer experience. The key elements of the Process Improvement Program include:

•

Distribution Center and Warehouse Consolidation/Reconfiguration. The Company has successfully completed the process of consolidating its Distribution segment from four distribution centers to two. The Fresno, California and Salina, Kansas facilities were closed in the third quarter of fiscal 2014 as planned. The Company continues to build out its Mansfield, Ohio distribution center to make that its core hub to better service its nationwide customers. The Company plans to have its distribution center in Greenville, Wisconsin continue to serve as a distribution hub, and to leverage that distribution center during the peak-selling seasons. The Greenville distribution center is also being structured to support alternative channel sales, a growing piece of the Company’s business. The Fresno and Salina distribution centers ceased processing customer shipments in the second quarter of fiscal 2014, and transitioning of inventory from these facilities to both its Mansfield and Greenville facilities was completed in the third quarter of fiscal 2014.

•

Sales and Operation Planning. The Company is in the process of implementing lean processes and aligning its supply chain teams behind product groups and dedicated planning and forecasting teams in order to provide greater efficiencies in sourcing, purchasing and procurement. The Company expects these areas will be integrated directly with the sales teams to ensure better control over pricing, product development and inventory management, as well as to better leverage global sourcing. This program also is expected to reduce freight and warehousing costs. During the third quarter of fiscal 2014 the Company successfully mapped out processes for its Sales, Marketing and Merchandising groups with the intent of implementing meaningful process reforms in these critical areas in fiscal 2015 and beyond.

•

Product Management / SKU Rationalization. The Company has and continues to identify and remove many of its lower-performing product SKU’s which is anticipated to result in cost savings in procurement and marketing, particularly associated with catalog and distribution functions. Through the fourth quarter of fiscal 2014, approximately 11,000 SKU’s have been identified for removal. The Company also began a Product Profitability Analysis program, looking at its top selling SKU’s. This effort is expected to enhance profitability as the Company analyzes its product lines and how they are sourced, marketed, and sold.

•

Customer Care and Service Functions. The Company is in the process of streamlining administrative functions, seeking to improve its data-capture capabilities as there is significant expertise in this area that we would like to integrate into other areas of our operations. The Greenville, WI facility is intended to become our consolidated Customer Care Center of Excellence. During the third quarter of fiscal 2014, the Company announced its intent to outsource some administrative Customer Care functions in Greenville. We have since entered into a relationship with a vendor with extensive experience in customer service support and training processes have begun. We intend to transition, solely, the order entry functions in Greenville and not customer-facing Customer Care group functions. Additionally, the Company is working with the Customer Care team and other functional divisions to put into place the right metrics for tracking, evaluation and improvement to achieve 100% customer satisfaction.

•

Expanding the Digital Platform. The Company has and intends to continue to transition its marketing spend to enhance its digital capabilities. This includes a robust e-commerce platform, various branded web redesigns to drive traffic and online sales, search engine optimization and social media. All of the investments for the information technology spend were part of the fiscal 2014 budget and new investments are anticipated to be offset by lower costs in other marketing areas in fiscal 2015.

•

Continuous Improvement and Project Management Alignment. The Company has established a Project Management Office and a Steering Committee that is comprised of team leaders to establish greater accountability. The Company’s Chief Executive Officer serves on the Steering Committee as Chairman.

The Company, as initially anticipated, reduced SG&A costs as a result of the Process Improvement Program within the targeted range of $3 million—$5 million in fiscal 2014, with the majority of these savings realized in the fourth quarter. The annualized recurring savings from these programs are estimated to be approximately $12 million to $15 million, with potential upside based on new initiatives identified. The Company incurred approximately $12 million of non-recurring or restructuring costs in fiscal 2014 associated with these initiatives and other bankruptcy-related activities.

Background

We are a leading distributor of educational products, services and programs serving the preK-12 education market across the United States and Canada. We offer more than 60,000 items through an innovative two-pronged marketing approach that targets both school administrators and individual teachers.

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

On May 23, 2013, the Bankruptcy Court entered an order confirming the Reorganization Plan, and a corrected copy of the Reorganization Plan was entered by the Bankruptcy Court on June 3, 2013. The Reorganization Plan became effective on June 11, 2013 (the “Effective Date”). Pursuant to the Reorganization Plan, on the Effective Date, the Company’s existing credit agreements, outstanding convertible subordinated debentures, equity plans and certain other agreements were cancelled. In addition, all outstanding equity interests of the Company that were issued and outstanding prior to the Effective Date were cancelled on the Effective Date. Also on the Effective Date, in accordance with and as authorized by the Reorganization Plan, the Company reincorporated in Delaware and issued a total of 1,000,004 shares of Common Stock of the reincorporated company to holders of certain allowed claims against the Debtors in exchange for such claims. As of June 12, 2013, there were 60 record holders of the new common stock of the reorganized Company issued pursuant to the Reorganization Plan. The Reorganization Plan is described in additional detail above in Item 1, Business. The consolidated financial statements as of April 26, 2014 and for the forty-six weeks then ended and any references to “Successor” or “Successor Company” show the financial position and results of operation of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

Our goal is to grow profitably as a leading provider of supplemental education products. We have experienced revenue declines in each of the last five fiscal years due primarily to the significant impact the current macroeconomic conditions have had on school spending. We believe revenue growth can be realized in future years. We expect to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names and distribution capabilities, transforming the Company’s sales and marketing to a more market-centric emphasis with a balance of new customer acquisition and customer retention, and exploring partnering and licensing opportunities to provide new revenue streams. New revenue streams include exploring opportunities in areas that could expand our addressable market, such as distribution to non-education customers, expansion into new product categories, continued growth in the alternative channel segment, and potentially, abroad in select international markets. In addition, the Company is committed to continuing to invest in its internal product development efforts in order to expand curriculum-based product offerings.

In fiscal 2014, the Successor Company had operating income of $2.5 million while the Predecessor Company had an operating loss of $3.9 million. In fiscal 2013, our operating loss was $49.4 million. The Successor Company’s operating income in fiscal 2014 included $6.6 million of facility exit costs and restructuring costs. The operating loss in fiscal 2013 was due primarily to the goodwill and intangible asset non-cash impairment charges of $45.8 million and pre-petition bankruptcy related charges of $4.7 million that the Company recorded in the third quarter of fiscal 2013. Due to the significance of the restructuring costs in fiscal 2014 of the Successor and the impairment charges in fiscal 2013, the Company believes it is more meaningful to compare operating income and margin excluding these restructuring costs, impairment charges and pre-petition bankruptcy related charges. Excluding the impact of the restructuring costs, impairment and bankruptcy charges in fiscal 2014 and 2013, the Successor Company’s operating income was $9.1 million for the forty-six weeks ended April 26, 2014 and the Predecessor Company had operating income of $1.1 million in fiscal 2013. The Company’s business results have been negatively impacted by the continued softness in revenue which the Company believes was primarily attributable to customer uncertainty caused by the bankruptcy. Also, continued pressures on school funding have resulted in revenue and profitability declines as cautious spending by schools and teachers and state budget deficits have created uncertainty as to upcoming education funding levels from the states. These declines have been offset by expense reductions as a result of the Process Improvement Program described above. These cost savings partially offset the revenue shortfall. The Company’s goal of improving operating margins also includes ongoing evaluation of selling, general and administrative expense (“SG&A”) saving opportunities such as potential outsourcing relationships and an in-depth evaluation of total spending needs.

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

The fiscal 2014 back-to-school season was another year of cautious school spending. This cautious school spending contributed to a revenue decline in fiscal 2014 of approximately 6.6%. This rate of decline has slowed significantly as compared to declines experienced in the past five fiscal years and the Company believes school funding is beginning to stabilize and projects an increase in revenues in fiscal 2015. The Company believes it has positioned itself to expand operating margins when revenue increases.

Divestiture

During fiscal 2012, the Company sold its SEEDS of Science/Roots of Reading program for $6.7 million and recognized a $4.4 million gain in its operations. The Company considered this program to be ancillary to its other curriculum products and non-core to the rest of the product portfolio. The Company will continue to review and consider divestment of non-core assets or products.

Results of Operations

The following table sets forth certain information as a percentage of revenues on a historical basis concerning our results of operations for the forty-six weeks ending April 26, 2014, the six weeks ending June 11, 2013 and fiscal years 2013 and 2012:

	Successor Company	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year 2013	Fiscal Year 2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.2	59.8	60.9	61.3

Gross profit	38.8	40.2	39.1	38.7
Selling, general and administrative expenses	37.3	46.8	39.6	37.6
Facility exit costs and restructuring	1.1	0.0	0.0	0.0
(Gain) on sale of product line	0.0	0.0	0.0	-0.6
Impairment charge	0.0	0.0	6.8	14.7

Operating income (loss)	0.4	-6.6	-7.3	-13.0
Interest expense	3.0	5.5	4.2	3.7
Loss on early extinguishment of debt	0.0	0.0	1.5	0.0
Early termination of long-term indebtedness	0.0	0.0	3.9	0.0
Impairment of long-term asset	0.0	0.0	0.2	0.0
Impairment of investment in unconsolidated affiliate	0.0	0.0	1.1	1.2
Expense associated with convertible debt exchange	0.0	0.0	0.0	0.0
Change in fair value of interest rate swap	0.1	0.0	0.0	0.0
Refund of early termination fee	-0.7	0.0	0.0	0.0
Reorganization items, net	1.1	-144.5	0.0	0.0

Income (loss) before provision for (benefit from) income taxes	-3.1	132.4	-18.2	-18.0
Provision for (benefit from) income taxes	0.0	2.8	3.4	0.0

Income (loss) before losses from investment in unconsolidated affiliate	-3.1	129.6	-21.6	-18.0
Losses of unconsolidated affiliate	0.0	0.0	0.0	0.0

Net income (loss)	-3.1%	129.6%	-21.6%	-18.0%

Non-GAAP Financial Information—Combined Results

As a result of the emergence from bankruptcy occurring six weeks into fiscal 2014, management believes that the presentation of Non-GAAP Financial Information—Combined Results offers a more useful non-GAAP normalized comparison to GAAP results of the Predecessor Company for the twelve months ended April 27, 2013. The Non-GAAP Financial Information—Combined Results presented below are reconciled to the most comparable GAAP measures. Thus, the combined results noted below for fiscal 2014 include the full fifty-two weeks of the fiscal year between the Successor and Predecessor Companies.

Consolidated Results

Non-GAAP Combined Results for the Twelve Months Ended April 26, 2014 Compared to Predecessor Company GAAP Results for the Twelve Months Ended April 27, 2013

Overview of Fiscal 2014

Revenues for fiscal 2014 decreased 6.6% to $630.7 million as compared to $675.0 million in fiscal 2013. The Distribution and Curriculum segments experienced revenue declines of 7.1% and 3.3% in fiscal 2014, respectively. The revenue declines in both the Distribution and the Curriculum segments were partially attributable to the lower school spending as the Company believes state budget funding for education continued to decline . According to the National Bureau of Economic Research, state revenue collections underperformed forecasts during the latest recession. Since approximately 50% of school funding is provided by states, the Company believes the decreased state revenues are adversely affecting school funding and the related spending by schools. State tax receipts, a key component of school funding, have shown modest signs of recovery. In addition, the Company believes that customer uncertainty related to the bankruptcy has negatively impacted fiscal 2014 revenues.

Gross margin decreased 10 basis points to 39.0% in fiscal 2014 as compared to 39.1% in fiscal 2013.

SG&A decreased $26.9 million or 150 basis points as a percent of revenue in fiscal 2014 as compared to fiscal 2013. SG&A attributable to the Distribution and Curriculum segments decreased a combined $27.6 million and Corporate SG&A increased $0.7 million in fiscal 2014 as compared fiscal 2013.

Operating loss was $1.4 million in fiscal 2014 as compared to $49.4 million in fiscal 2013. Operating margins increased from 0.2% in fiscal 2013 to 0.8% in fiscal 2014 excluding the impact of the restructuring costs, impairment charges and bankruptcy related charges. The increase in operating margins is a result of expense reductions as a result of the Process Improvement Program described above partially offset by declines in school spending in fiscal 2014 due to the uncertainty in education funding levels and state budgetary concerns.

Revenues

	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014	Twelve Months Ended April 27, 2013
Revenues	$572,045	$58,697	$630,742	$674,998

Combined revenues decreased 6.6% from $675.0 million in fiscal 2013 to $630.7 million in fiscal 2014.

Distribution segment combined revenues decreased 7.1% from $583.7 million in fiscal 2013 to $542.4 million in fiscal 2014. Approximately $12 million of the decline was related to the supplies product lines, while the furniture product lines declined approximately $18 million. This decline is primarily due to the fact that revenue in the back-to-school season was negatively impacted by factors related to the Chapter 11 Cases. These factors included continued customer uncertainty during the Chapter 11 Cases which we believe was a contributing factor to the decline in incoming orders. Approximately $10 million of the decline is related to our student planner and agenda products. We believe schools consider agenda products more discretionary in nature and some schools are de-emphasizing paper-based agendas in favor of digital products.

Curriculum segment combined revenues decreased by 3.3% from $91.3 million in fiscal 2013 to $88.3 in fiscal 2014. The decline is related primarily to large curriculum orders in Florida and Mississippi in the prior year, which were not expected to recur in the current year.

Gross Profit

	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014	Twelve Months Ended April 27, 2013
Gross profit	$222,200	$23,618	$245,818	$263,880

Combined gross profit decreased 6.8% from $263.9 million in fiscal 2013 to $245.8 million in fiscal 2014. The decrease in consolidated revenue resulted in approximately $17.3 million of the decline in gross profit had consolidated gross margin remained constant. Gross margin decreased 10 basis points, from 39.1% in fiscal 2013 to 39.0% in fiscal 2014.

Distribution segment combined gross profit decreased $15.3 million from $215.0 million in fiscal 2013 to $199.7 in fiscal 2014. Gross margin was unchanged between fiscal 2013 and fiscal 2014 at 36.8%. Declines in vendor rebates earned negatively impacted gross margin in fiscal 2014 by approximately 40 basis points, but favorable product mix offset this decline.

Curriculum segment gross profit decreased $2.8 million from $48.9 million in fiscal 2013 to $46.1 million in fiscal 2014. Gross margin decreased 140 basis points from 53.6% in fiscal 2013 to 52.2% in fiscal 2014. The decrease in segment revenue resulted in approximately $1.6 million of the decline in segment gross profit had segment gross margin remained constant. The remaining decline is primarily related to product mix as sales of curriculum-related products are still under pressure until common core standards are finalized across states, and school budgets improve.

Selling, General and Administrative Expenses

	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014	Twelve Months Ended April 27, 2013
Selling, general and administrative expenses	$213,144	$27,473	$240,617	$267,491

SG&A includes selling expenses, the most significant of which are wages and sales commissions; operations expenses, which include customer service, warehouse and out-bound freight costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; and depreciation and intangible asset amortization expense.

As a percent of revenue, Combined SG&A decreased from 39.6% in fiscal 2013 to 38.1% in fiscal 2014. Combined SG&A decreased $26.9 million from $267.5 million in fiscal 2013 to $240.6 million in fiscal 2014. Combined SG&A attributable to the Distribution and Curriculum segments decreased a combined $27.6 million and Combined Corporate SG&A increased $0.7million in fiscal 2014 as compared to fiscal 2013.

Distribution segment combined SG&A decreased $23.1 million, or 12.6%, from $206.5 million in fiscal 2013 to $183.4 million in fiscal 2014. Approximately $4.3 million of the decline was due to variable costs such as transportation and warehousing expenses associated with the decline in revenue. In addition, the segment had a decrease of $5.2 million in marketing costs primarily associated with a decrease in catalog costs as the Company reduced the number of seasonal catalog mailings and reduced circulation of other catalogs. Depreciation and amortization expense decreased by $5.5 million, primarily as a result of fresh start accounting. The remaining decrease is primarily compensation and benefit costs associated with headcount reductions. As a percent of revenue, Distribution segment SG&A decreased from 35.4% in fiscal 2013 to 33.8% in fiscal 2014.

Curriculum segment combined SG&A decreased $4.5 million, or 9.3%, from $53.5 million in fiscal 2013 to $48.9 million in fiscal 2014. Decreases in depreciation and amortization associated with fresh start accounting comprised $3.7 million of this decline. The remaining decline was primarily attributable to reduced compensation and benefit costs associated with headcount reductions. As a percent of revenue, Curriculum segment SG&A decreased from 58.6% in fiscal 2013 to 55.4% in fiscal 2014.

The increase in Corporate SG&A was related to approximately $6.4 million of costs incurred primarily to implement the process improvement actions. In addition, approximately $1.9 million of the current year increase was related to incremental freight and warehousing costs incurred due to backorders that resulted from supply chain interruptions related to the Company’s bankruptcy. The bankruptcy created uncertainty in the vendor base which contributed to an increase in backorders of approximately 90%. By the end of the fiscal year, backorder levels had been reduced to below historic norms and the Company expects the cost to fulfill backorders to be significantly reduced in the next year. These costs were partially offset by $4.7 million of pre-petition expenses associated with attorney and advisor fees incurred in preparation of the Company’s bankruptcy filing and $2.8 million of lease rejection costs associated with the Company’s shutdown of the Mt. Joy, Pennsylvania distribution center in fiscal 2013.

Facility Exit Costs and Restructuring

In fiscal 2014, the Successor Company recorded $6.6 million of facility exit costs and restructuring charges. The closure of the Company’s distribution centers and printing plants resulted in charges of $3.8 million which included lease termination costs and other shutdown related expenditures. Severance in fiscal 2014 was $2.8 million.

Impairment Charges

The Company recorded $45.8 million of impairment charges in fiscal 2013. Due to a triggering event in the third quarter of fiscal 2013, the Company recorded a goodwill impairment charge of $41.1 million, which consisted of $27.5 million, $9.7 million and $3.9 million for the Planning and Student Development, Reading and Califone reporting units, respectively. An impairment charge of $4.7 million was related to indefinite-lived intangible assets of the Curriculum segment.

Interest Expense

	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014	Twelve Months Ended April 27, 2013
Interest expense	$16,882	$3,235	$20,117	$28,600

Combined interest expense decreased $8.5 million from $28.6 million in fiscal 2013 to $20.1 million in fiscal 2014. The decrease is related to $11.3 million of interest expense incurred by the Predecessor Company in fiscal 2013 on its convertible debt, of which $6.8 million was non-cash. The Company incurred no additional interest expense on the convertible debt subsequent to the Chapter 11 filing. The convertible debt was canceled in accordance with the Reorganization Plan with those debt holders receiving 35% of the equity of the Successor Company. In addition, decreased borrowings on the Company’s New ABL Facility as compared to the Company’s 2012 ABL Facility resulted in $1.6 million of decreased interest expense in fiscal 2014. These decreased borrowings were related to the recapitalization of the Company under the Reorganization Plan. Interest expense related to the Company’s Ad Hoc DIP Term Loan decreased by $1.5 million in fiscal 2014.

The decreases in combined interest expense were partially offset with $6.1 million of additional interest expense related to the Successor Company’s New Term Loan as compared to the Predecessor Company’s pre-bankruptcy Term Loan interest expense in fiscal 2013. This increase is due to higher average borrowings under the New Term Loan partially offset by a decrease in the interest rate.

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

Impairment of Unconsolidated Affiliate Investment

The Company recorded an impairment of its investment in Carson-Dellosa in both fiscal 2013 and fiscal 2012. The value of the Company’s 35% ownership interest was re-evaluated in fiscal 2013 and fiscal 2012 as Carson-Dellosa operating results did not achieve expectations and prospective forecasts were lowered based on continued school spending declines in the supplemental education market. The decline in current and projected cash flows resulted in the value of the Company’s ownership interest being $7.7 million less than the Company’s carrying amount in fiscal 2013. In fiscal 2012, this investment was written down by $9.0 million. The write-downs in both years have been reflected in other expense.

Change in fair value of interest rate swap

In the second quarter of fiscal 2014, the Company entered into an interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at April 26, 2014 was $72.5 million. As of April 26, 2014, the fair value of the derivative decreased by $0.5 million and, accordingly, a non-cash loss of $0.5 million was recorded.

Reorganization Items, Net

	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014	Twelve Months Ended April 27, 2013
Reorganization items, net	$6,420	$(84,799)	$(78,379)	$22,979

In fiscal 2014, the Company recorded a $78.4 million combined net reorganization gain. This consists of $162.4 million of cancellation of indebtedness income related to the settlement of prepetition liabilities and changes in the Predecessor’s capital structure arising from implementation of the Reorganization Plan, offset by $30.2 million of fresh start adjustments, $21.4 million upon the issuance of equity in excess of debt carrying amount, $20.3 million of professional, financing and other fees, $7.0 million of contract rejections and $5.1 million of other reorganization adjustments.

Included in the $20.3 million of professional and other financing fees are $6.9 million of professional fees incurred after the Effective Date which pertained to post-emergence activities related to the implementation of the Reorganization Plan and other transition costs attributable to the reorganization.

Provision for/(Benefit from) Income Taxes

	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014	Twelve Months Ended April 27, 2013
Provision for (benefit from) income taxes	$258	$1,641	$1,899	$(334)

The provision for taxes was $1.6 million for the Predecessor Company for the six weeks ended June 11, 2013. Approximately $1.5 million of this provision related to foreign withholding taxes associated with prior deemed dividend distributions from the Company’s foreign subsidiary. The pre-tax income for the six weeks ended June 11, 2013 for the Predecessor Company results from the Reorganization gain. This gain is primarily related to cancellation of indebtedness income which is not taxable income, but reduces the Company’s net operating loss carryforwards and other tax attributes. Because the Company had previously recorded a full valuation allowance against its deferred tax assets, this reduction in tax attributes does not impact the tax provision. The provision for taxes was $0.3 million for the Successor Company for the forty-six weeks ended April 26, 2014. This provision is related primarily to foreign and state taxes. Any U.S. federal tax benefit associated with the Successor Company’s pre-tax loss was offset with valuation allowances as the Company determined its deferred tax assets are not more likely than not of being realized, at this time.

Overview of Fiscal 2013

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

Distribution segment revenue decreased 7.1% from $628.3 million in fiscal 2012 to $583.7 million in fiscal 2013. The decline in Distribution segment revenue was comprised of a decline of approximately $19 million in the supplies category, a decline of approximately $12 million in the planner and student planning and development products, and a decline of approximately $11 million in the furniture category. The decline in the supplies category is related primarily to classroom supplemental products and other specialty brands which schools consider more discretionary than basic school supplies. Segment revenue in the fourth quarter of fiscal 2013 was down approximately $13 million, or approximately 12%, which we believe was partially related to the Chapter 11 Cases.

Curriculum segment revenues decreased by 11.9% from $103.7 million in fiscal 2012 to $91.3 million in fiscal 2013. Approximately $13.5 million of the decline was related to decreased school spending on our science division curriculum and the prior year disposition of our SEEDS of Science product line. While the majority of the decline in the science curriculum was anticipated due to large prior year shipments for science adoptions in Indiana, Nevada and New York City that were not expected to repeat in fiscal 2013, the Company believes that school districts continued to delay spending as the impact from the pending changes to Next Generation Science Standards and general economic conditions remained uncertain. Segment revenue in the fourth quarter of fiscal 2013 was down $1.8 million, or 8.8%, which we believe was partially related to the Chapter 11 Cases.

Gross Profit

Gross profit decreased 6.8% from $283.0 million in fiscal 2012 to $263.9 million in fiscal 2013. The decrease in consolidated revenue resulted in approximately $22.1 million of the decline in gross profit had consolidated gross margin remained constant. Gross margin increased 40 basis points, from 38.7% in fiscal 2012 to 39.1% in fiscal 2013 primarily due to improvements in Distribution gross margin. The Curriculum segment generates higher gross margin due to its curriculum-based products than the Distribution segment and accounted for 13.5% of consolidated revenue in fiscal 2013 compared to 14.2% in fiscal 2012. This shift in sales between segments partially offset the increase in consolidated gross margin by approximately 10 basis points.

Distribution segment gross profit decreased $11.5 million from $226.5 million in fiscal 2012 to $215.0 in fiscal 2013. Gross margin increased 80 basis points from 36.0% in fiscal 2012 to 36.8% in fiscal 2013. The increase was related to margin improvements in furniture and supplies associated with product pricing.

Curriculum segment gross profit decreased $7.6 million from $56.5 million in fiscal 2012 to $48.9 million in fiscal 2013. The decrease in gross profit for fiscal 2013 compared to fiscal 2012 is due to decreased spending on the Company’s curriculum products. Gross margin decreased 100 basis points from 54.6% in fiscal 2012 to 53.6% in fiscal 2013. Increased product development amortization spread over a smaller revenue base resulted in a 150 basis point reduction in gross margins in fiscal 2013. Favorable product mix partially offset this reduction.

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

As a percent of revenue, SG&A increased from 37.6% in fiscal 2012 to 39.6% in fiscal 2013. SG&A decreased $7.5 million from $275.0 million in fiscal 2012 to $267.5 million in fiscal 2013. SG&A attributable to the Distribution and Curriculum segments decreased a combined $15.0 million and Corporate SG&A increased $7.5 million in fiscal 2013 as compared fiscal to 2012. Approximately $4.7 million of the increase in Corporate SG&A is related to pre-petition costs associated with the Chapter 11 Cases. These pre-petition costs include attorney and advisor fees incurred in preparation of the Chapter 11 filing. The remaining increase of $2.8 million in Corporate SG&A is associated with Company’s shutdown, of the Mt. Joy, Pennsylvania distribution center.

Distribution segment SG&A decreased $11.5 million, or 5.3%, from $218.0 million in fiscal 2012 to $206.5 million in fiscal 2013. The segment had a decrease of $5.4 million in marketing costs primarily associated with a decrease in catalog costs related to continued refinements in the Company’s circulation strategy. In addition, reduced volume led to an approximate $2.7 million decrease in its variable costs such as transportation and warehousing expenses. The remaining decrease is related primarily to headcount reductions. Distribution segment SG&A increased as a percent of revenues from 34.7% in fiscal 2012 to 35.4% in fiscal 2013.

Curriculum segment SG&A decreased $3.5 million, or 6.2%, from $56.9 million in fiscal 2012 to $53.5 million in fiscal 2013. Reduced volume led to approximately $0.5 million of a decrease in the segment’s variable costs such as transportation and warehousing expenses. The remaining reduction is related primarily to segment headcount reductions and other compensation-related cost saving actions. Curriculum segment SG&A increased as a percent of revenues from 54.9% for fiscal 2012 to 58.6% for fiscal 2013.

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

Impairment Charges

The Company recorded $45.8 million of impairment charges in fiscal 2013. Due to a triggering event in the third quarter, the Company recorded a goodwill impairment charge of $41.1 million, which consisted of $27.5 million, $9.7 million and $3.9 million for the Planning and Student Development, Reading and Califone reporting units, respectively. An impairment charge of $4.7 million was related to indefinite-lived intangible assets of the former Curriculum segment.

The Company recorded $107.5 million of goodwill and other intangible asset impairment charges in fiscal 2012 based on an assessment during the third quarter of fiscal 2012. The goodwill impairment charge was $86.5 million, which consisted of $47.4 million, $20.3 million, $7.8 million and $11.0 million for the Planning and Student Development, Science, Reading and Califone reporting units, respectively. An impairment charge of $21.0 million was related to indefinite-lived intangible assets of both the Distribution and Curriculum segments.

Interest Expense

Interest expense increased $1.4 million from $27.2 million in fiscal 2012 to $28.6 million in fiscal 2013. The increase was related primarily to higher borrowing costs on the Company’s pre-petition term loan as compared with the borrowing costs under the credit agreement in place during fiscal 2012. These increases were partially offset by approximately $3.7 million of reduced interest expense on the Company’s convertible debt. Since the convertible debt was an unsecured claim which management believed was unlikely to be allowed as a priority claim in the Chapter 11 Cases, interest on the convertible debt was not accrued subsequent to the Company’s January 28, 2013 bankruptcy filing.

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

Provision for/(Benefit from) Income Taxes

The benefit from income taxes was $0.3 million in fiscal 2013 as compared to a provision for income taxes of $0.2 million in fiscal 2012. The fiscal 2013 benefit from income taxes includes $8.5 million of income tax benefit related to the $45.8 million goodwill and non-amortizable asset impairment. The fiscal 2012 provision for income taxes included $22.3 million of income tax benefit related to the $107.5 million impairment of goodwill and non-amortizable asset impairment. For fiscal 2013 and 2012, approximately $26.1 million and $52.6 million, respectively, of the goodwill and non-amortizable intangible asset impairment was related to non-deductible goodwill and non-amortizable intangible assets associated with a past stock acquisition for which a tax benefit was not recorded. The remaining $19.7 million impairment generated the $8.5 million of tax benefit in fiscal 2013 and the remaining $54.9 million impairment generated the $22.3 million tax benefit in fiscal 2012.

The tax benefit for fiscal 2013 also includes an increase in our valuation allowance of $38.6 million against deferred tax assets which the Company determined did not meet the standard of more likely than not of being realized. In fiscal 2012, the Company recorded a valuation allowance of $32.6 million. The total valuation allowance at the end of fiscal 2013 was $71.3 million.

Liquidity and Capital Resources

At April 26, 2014, the Company had working capital of $111.9 million. Our capitalization at April 26, 2014 was $269.5 million and consisted of debt of $166.4 million and stockholders’ equity of $103.1 million.

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

The New Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments.

The Company was in compliance with these covenants as of the end of fiscal 2014 and was in compliance with the minimum liquidity covenant as of the end of each fiscal month of fiscal 2014. The Company closely evaluates its expected ability to remain in compliance with the financial covenants under our New ABL Security Agreement and New Term Loan Credit Agreement. Based on current projections, the Company believes it will maintain compliance with these financial covenants through fiscal 2015.

Cash flows

Net cash provided by operating activities for the Successor Company was $19.5 million for the forty-six weeks ended April 26, 2014 and net cash used in operating activities for the Predecessor Company was $20.0 million for the six weeks ended June 11, 2013. This compares with cash provided by operations of $2.5 million for fiscal 2013, or a combined decrease of $3.0 million. This change is related primarily to working capital changes. Fiscal 2013 working capital included approximately $15 million of prepaid inventory purchases. The Company has minimal amounts of prepaid inventory at the end of fiscal 2014 as vendors are returning to normal payment terms. This was offset by additional cash payments in fiscal 2014 associated with bankruptcy-related costs.

Net cash provided by investing activities for the Successor Company was $9.9 million for the forty-six weeks ended April 26, 2014 and net cash used in investing activities for the Predecessor Company was $0.7 million for the six weeks ended June 11, 2013. This compares with cash used in investing activities of $36.9 million for fiscal 2013, or a combined increase of $46.1 million. Approximately $52.0 million of the increase was related to changes in restricted cash account balances, of which $50.0 million related to the early termination fee associated with the Bayside term loan (see Note 17 of the Notes to Condensed Consolidated Financial Statements—Restricted Cash). This was offset by a $7.6 million increase in capital spending in fiscal 2014.

Cash flow from financing activities for the Predecessor Company for the six weeks ended June 11, 2013 reflects cash payments of $148.6 million to retire debtor-in-possession financing. The proceeds of the exit financing were $165.9 million for the Predecessor Company. The Predecessor Company incurred $9.4 million of debt issuance costs. Net borrowings on the ABL DIP Facility were $7.6 million for the period ended June 11, 2013. Net cash used in financing activities for the forty-six weeks ended April 26, 2014 was $36.0 million. Approximately $21.0 million relates to the payment of the early termination fee for the Bayside term loan, which was accrued in fiscal 2013. The payment was funded from the Company’s restricted cash account (see Note 17 of the Notes to Condensed Consolidated Financial Statements—Restricted Cash). Net repayments on the New ABL Facility were $14.3 million for the forty-six weeks ended April 26, 2014.

We believe that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the foreseeable future.

Off Balance Sheet Arrangements

None.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of April 26, 2014:

	Payments Due (in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations (1)	$219,837	$27,114	$26,875	$165,848	$—
Deferred cash payment obligations (1)	23,520	—	—	—	23,520
Operating lease obligations	22,026	5,830	9,287	4,513	2,396
Purchase obligations (2)	—	—	—	—	—

Total contractual obligations	$265,383	$32,944	$36,162	$170,361	$25,916

(1)	Long-term debt obligations and deferred cash payment obligations include principal and interest.
(2)	As of April 26, 2014, we did not have any material long-term purchase obligations. The Company’s short-term purchase obligations as of April 26, 2014 were primarily for the purchase of inventory in the normal course of business.

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

The following table sets forth certain unaudited consolidated quarterly financial data for fiscal years 2014 and 2013 (in thousands, except per share data). We derived this quarterly data from our unaudited consolidated financial statements.

	Fiscal 2014
	Predecessor Company	Successor Company
	6 weeks	7 weeks	Second	Third	Fourth	Total
Revenues	$58,697	$143,499	$245,629	$74,664	$108,253	$572,045
Gross profit	23,618	59,758	93,205	26,448	42,789	$222,200
Operating income (loss)	(3,855)	21,296	19,243	(24,653)	(13,382)	$2,504
Net income (loss)	76,068	16,943	14,697	(30,135)	(18,990)	$(17,485)
Basic earnings per share of common stock:
Earnings/(loss)	$4.02	$16.94	$14.70	$(30.14)	$(18.99)	$(17.49)

Diluted earnings per share of common stock:
Earnings/(loss)	$4.02	$16.94	$14.70	$(30.14)	$(18.99)	$(17.49)

	Fiscal 2013
	First	Second	Third	Fourth	Total
Revenues	$252,139	$236,866	$80,791	$105,202	$674,998
Gross profit	103,597	92,700	29,406	38,177	263,880
Operating income (loss)	28,481	25,336	(76,612)	(26,605)	(49,400)
Earnings (loss), net of income taxes	18,256	14,264	(108,509)	(70,267)	(146,256)
Equity in (losses) earnings of unconsolidated affiliate, net of tax	119	(137)	(1,418)	—	(1,436)
Net income (loss)	18,375	14,127	(109,927)	(70,267)	(147,692)
Basic earnings per share of common stock:
Earnings/(loss)	$0.97	$0.75	$(5.81)	$(3.72)	$(7.81)

Diluted earnings per share of common stock:
Earnings/(loss)	$0.97	$0.75	$(5.81)	$(3.72)	$(7.81)

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

Catalog Costs and Related Amortization

We spend approximately $12 million annually to produce and distribute catalogs. We accumulate all direct costs incurred, net of vendor cooperative advertising payments, in the development, production and circulation of our catalogs on our balance sheet until such time as the related catalog is mailed. They are subsequently amortized into SG&A over the expected sales realization cycle, which is one year or less. Consequently, any difference between our estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. Our estimate of the expected sales realization cycle for a particular catalog is based on, among other possible considerations, our historical sales experience with identical or similar catalogs and our assessment of prevailing economic conditions and various competitive factors. We track our subsequent sales realization, reassess the marketplace, and compare our findings to our previous estimate and adjust the amortization of our future catalogs, if necessary.

Development Costs

We accumulate external and certain internal costs incurred in the development of our products which can include a master copy of a book, video or other media, on our balance sheet. As of April 26, 2014, we had $27.3 million in development costs on our balance sheet. A majority of these costs are associated with science and reading intervention businesses. The capitalized development costs are subsequently amortized into cost of revenues over the expected sales realization cycle of the products, which is typically five years. During the forty-six weeks ended April 26, 2014 and the six weeks ended June 11, 2013, we amortized development costs of $6.3 million and $0.9 million, respectively, to expense. We continue to monitor the expected sales realization cycle for each product, and will adjust the remaining expected life of the development costs or recognize an impairment, if warranted.

Goodwill and Intangible Assets, and Long-Lived Assets

At April 26, 2014, intangible assets represented approximately 20.6% of our total assets. We review our goodwill and other indefinite life intangible assets for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

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

Valuation Allowance for Deferred Tax Assets

We initially recorded a tax valuation allowance against our deferred tax assets in the fourth quarter of fiscal 2012. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized. This analysis included consideration of scheduled reversals of deferred tax liabilities, projected future taxable income, carry back potential and tax planning strategies, in accordance with FASB ASC Topic 740, “Income Taxes”. At April 26, 2014, our valuation allowance totaled $30.6 million.

Fresh Start Accounting

The Company adopted fresh start accounting and reporting on the Effective Date in accordance with FASB ASC 852, Reorganizations (“FASB ASC 852”), as the holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of the emerging entity and the reorganization value of the Company’s assets immediately before the date of confirmation was less than the post-petition liabilities and allowed claims. FASB ASC 852 provides for, among other things, a determination of the value to be assigned to the assets of the reorganized Company as of a date selected for financial reporting purposes.

Enterprise value represents the fair value of an entity’s interest-bearing debt and stockholders’ equity. In the disclosure statement associated with the Reorganization Plan, which was confirmed by the Bankruptcy Court, the Company estimated a range of enterprise values between $275.0 million and $325.0 million, with a midpoint of $300.0 million. Based on current and anticipated economic conditions and the direct impact these conditions have on our business, the Company deemed it appropriate to use the midpoint between the low end and high end of the range to determine the final enterprise value of $300.0 million, comprised of debt valued at approximately $179.0 million and equity valued at approximately $121.0 million.

The Company adjusted its enterprise value of $300.0 million for certain items such as post-petition liabilities to determine a reorganization value attributable to assets of $415.4 million. Under fresh start accounting, the reorganization value was allocated to the Company’s assets based on their respective fair values in conformity with the purchase method of accounting for business combinations included in FASB ASC 805, Business Combinations. The excess reorganization value over the fair value of identified tangible and intangible assets of $21.6 million was recorded as goodwill.

The adoption of fresh-start reporting by the Company resulted in a new reporting entity for financial reporting purposes reflecting the Successor’s capital structure and with no beginning retained earnings (deficit) as of the Effective Date. Any presentation of the Successor Company’s consolidated financial statements as of and for periods subsequent to the Effective Date represents the financial position, results of operations and cash flows of a new reporting entity and will not be comparable to any presentation of the Predecessor’s consolidated financial statements as of and for periods prior to the Effective Date, and the adoption of fresh-start reporting. The Predecessor’s consolidated financial statements for periods prior to the Effective Date have not been adjusted to reflect any changes in the Predecessor’s capital structure as a result of the Plan nor have they been adjusted to reflect any changes in the fair value of assets and liabilities as a result of the adoption of fresh-start reporting.

In accordance with FASB ASC 852, the Predecessor Company’s results of operations prior to the Effective Date include (i) a pre-emergence gain of $161.9 million resulting from the discharge of liabilities under the Reorganization Plan; (ii) pre-emergence charges to earnings of $46.9 million recorded as reorganization items resulting from certain costs and expenses relating to the Reorganization Plan becoming effective, including the cancellation of certain debt upon issuance of new equity and the cancellation of equity-based awards of the Predecessor; and (iii) a pre-emergence decrease in earnings of $30.3 million resulting from the aggregate changes to the net carrying value of the Predecessor Company’s pre-emergence assets and liabilities to reflect their fair values under fresh start accounting, as well as the recognition of goodwill.

For further details on fresh start accounting, see Note 4 of the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Interest rates on our borrowings under our credit facility are primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to have averaged 100 basis points higher during fiscal 2014 and fiscal 2013, pre-tax earnings would have decreased by approximately $0.6 million and $1.6 million respectively. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding. These decreases in pre-tax earnings reflect that our interest rate on $72.5 million of our New Term Loan is, effectively, fixed due to an interest rate swap agreement with a notional amount of $72.5 million which hedges changes in the variable interest rate (See Note 10 – Debt). The estimated fair value of long-term debt approximated its carrying value at April 26, 2014 and April 27, 2013, with the exception of our convertible debt, which at April 27, 2013 had a carrying value of $163.7 million and an estimated fair market value of $30.4 million based on estimated equity value to be received in connection with the Debtors’ Reorganization Plan.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

School Specialty, Inc.

Greenville, Wisconsin

We have audited the accompanying consolidated balance sheets of School Specialty, Inc. and subsidiaries (the “Company”) as of April 26, 2014 (Successor Company) and April 27, 2013 (Predecessor Company) and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the forty-six weeks ended April 26, 2014 (Successor Company) and six weeks ended June 11, 2013 (Predecessor Company), and each of the two fiscal years ended April 27, 2013 and April 28, 2012 (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of School Specialty, Inc. and subsidiaries as of April 26, 2014 (Successor Company) and April 27, 2013 (Predecessor Company), and the results of their operations and their cash flows for the forty-six weeks ended April 26, 2014 (Successor Company) and six weeks ended June 11, 2013 (Predecessor Company), and each of the two fiscal years ended April 27, 2013 and April 28, 2012 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

July 9, 2014

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	Successor Company	Predecessor Company
	April 26, 2014	April 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,008	$20,769
Restricted cash	—	26,302
Accounts receivable, less allowance for doubtful accounts of $984 and $926, respectively	62,631	58,942
Inventories, net	93,387	92,582
Deferred catalog costs	8,057	8,924
Prepaid expenses and other current assets	18,043	29,901
Refundable income taxes	—	9,793
Asset held for sale	2,200	—

Total current assets	193,326	247,213
Property, plant and equipment, net	39,045	39,209
Goodwill	21,588	—
Intangible assets, net	48,251	110,306
Development costs and other, net	36,646	30,079
Deferred taxes long-term	48	51
Investment in unconsolidated affiliate	715	715

Total assets	$339,619	$427,573

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$12,388	$198,302
Accounts payable	42,977	22,897
Accrued compensation	8,966	7,197
Deferred revenue	2,613	2,237
Accrued fee for early termination of long-term debt	—	25,000
Other accrued liabilities	14,460	21,905

Total current liabilities	81,404	277,538
Long-term debt less current maturities	153,987	—
Other liabilities	1,171	925
Liabilities subject to compromise	—	228,302

Total liabilities	236,562	506,765

Commitments and contingencies—Note 21
Stockholders’ equity (deficit):
Predecessor preferred stock, $0.001 par value per share, 1,000,000 shares authorized; none outstanding	—	—
Predecessor common stock, $0.001 par value per share, 150,000,000 shares authorized; 24,599,159 shares issued	—	24
Predecessor capital in excess of par value	—	446,232
Predecessor treasury stock, at cost, 5,420,210 shares	—	(186,637)
Successor preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—
Successor common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	—
Successor capital in excess of par value	120,955	—
Accumulated other comprehensive income (loss)	(414)	22,381
Accumulated deficit	(17,485)	(361,192)

Total stockholders’ equity (deficit)	103,057	(79,192)

Total liabilities and stockholders’ equity (deficit)	$339,619	$427,573

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Successor Company	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013	Fiscal Year Ended April 28, 2012
Revenues	$572,045	$58,697	$674,998	$731,991
Cost of revenues	349,845	35,079	411,118	448,977

Gross profit	222,200	23,618	263,880	283,014
Selling, general and administrative expenses	213,144	27,473	267,491	274,967
Facility exit costs and restructuring	6,552	—	—	—
(Gain) on sale of product line	—	—	—	(4,376)
Impairment charge	—	—	45,789	107,501

Operating income (loss)	2,504	(3,855)	(49,400)	(95,078)
Other expense:
Interest expense	16,882	3,235	28,600	27,182
Loss on early extinguishment of debt	—	—	10,201	—
Early termination of long-term indebtedness	—	—	26,247	—
Impairment of long-term asset	—	—	1,414	—
Impairment of investment in unconsolidated affiliate	—	—	7,749	9,012
Expense associated with convertible debt exchange	—	—	—	1,090
Change in fair value of interest rate swap	483	—	—	—
Refund of early termination fee	(4,054)	—	—	—
Reorganization items, net	6,420	(84,799)	22,979	—

Income (loss) before provision for (benefit from) income taxes	(17,227)	77,709	(146,590)	(132,362)
Provision for (benefit from) income taxes	258	1,641	(334)	167

Income (loss) before losses from investment in unconsolidated affiliate	(17,485)	76,068	(146,256)	(132,529)
Losses of unconsolidated affiliate	—	—	(1,436)	(1,488)

Net income (loss)	$(17,485)	$76,068	$(147,692)	$(134,017)

Weighted average shares outstanding:
Basic and Diluted	1,000	18,922	18,922	18,878
Net income (loss) per share:
Basic and Diluted	$(17.49)	$4.02	$(7.81)	$(7.10)

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Successor Company	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013	Fiscal Year Ended April 28, 2012
Net income (loss)	$(17,485)	$76,068	$(147,692)	$(134,017)
Other comprehensive (loss) income Foreign currency translation adjustments	(414)	(101)	(1,250)	(2,759)

Total comprehensive income (loss)	$(17,899)	$75,967	$(148,942)	$(136,776)

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 and APRIL 28, 2012

(In Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at April 30, 2011 (Predecessor Company)	$24	$441,335	$(79,483)	$(186,637)	$26,390	$201,629
Exchange of convertible debt		938				938
Tax deficiency on option exercises		(352)				(352)
Share-based compensation expense		2,507				2,507
Foreign currency translation adjustment					(2,759)	(2,759)
Net loss			(134,017)			(134,017)

Balance at April 28, 2012 (Predecessor Company)	24	444,428	(213,500)	(186,637)	23,631	67,946

Tax deficiency on option exercises		(91)				(91)
Share-based compensation expense		1,895				1,895
Foreign currency translation adjustment					(1,250)	(1,250)
Net loss			(147,692)			(147,692)

Balance at April 27, 2013 (Predecessor Company)	24	446,232	(361,192)	(186,637)	22,381	(79,192)

Net income			76,068			76,068
Foreign currency translation adjustment					(101)	(101)
Cancellation of Predecessor Company common stock	(24)					(24)
Elimination of Predecessor Company capital in excess of par		(446,232)				(446,232)
Elimination of Predecessor Company accumulated deficit			285,124			285,124
Elimination of Predecessor Company treasury stock				186,637		186,637
Elimination of Predecessor Company accumulated other comprehensive loss					(22,280)	(22,280)

Balance, June 11, 2013 (Predecessor Company)	—	—	—	—	—	—

Issuance of Successor Company Common Stock	1					1
Establishment of Successor Company capital in excess of par		120,955				120,955

Balance, June 12, 2013 (Successor Company)	1	120,955	—	—	—	120,956

Net loss			(17,485)			(17,485)
Foreign currency translation adjustment					(414)	(414)

Balance, April 26, 2014 (Successor Company)	$1	$120,955	$(17,485)	$—	$(414)	$103,057

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Successor Company	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013	Fiscal Year Ended April 28, 2012
Cash flows from operating activities:
Net income (loss)	$(17,485)	$76,068	$(147,692)	$(134,017)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	18,876	2,983	33,220	29,650
Amortization of development costs	6,306	918	7,179	6,615
Non-cash reorganization items	1,292	(99,668)	—	—
Losses of unconsolidated affiliate	—	—	1,436	1,488
Loss on early extinguishment of debt	—	—	10,201	—
Early termination of long-term indebtedness	—	—	1,247	—
Fees related to DIP financing	—	—	9,855	—
Amortization of debt fees and other	2,139	9	2,019	2,399
Change in fair value of interest rate swap	483	—	—	—
Share-based compensation expense	—	—	1,895	2,507
Impairment of goodwill and intangible assets	—	—	45,789	107,501
Impairment of investment in unconsolidated affiliate	—	—	7,749	9,012
Impairment of long-term asset	—	—	1,414	—
Expense associated with convertible debt exchange	—	—	—	1,090
Deferred taxes	—	—	5,206	963
(Gain) on sale of assets	—	—	—	(4,376)
Non-cash interest expense	1,282	—	6,828	9,462
Changes in current assets and liabilities:
Accounts receivable	3,843	(8,011)	3,960	3,598
Inventories	9,295	(18,255)	7,922	10,028
Deferred catalog costs	(887)	1,754	2,813	4,902
Prepaid expenses and other current assets	20,121	722	(20,221)	(2,136)
Accounts payable	5,013	11,012	110	(11,424)
Accrued liabilities	(24,563)	12,488	15,430	(19,372)
Accrued bankruptcy related reorganization costs	(6,188)	—	6,188	—

Net cash provided by (used in) operating activities	19,527	(19,980)	2,548	17,890

Cash flows from investing activities:
Additions to property, plant and equipment	(12,050)	(243)	(4,734)	(11,098)
Proceeds from note receivable	—	—	3,000	—
Change in restricted cash	26,302	—	(26,302)	—
Investment in product development costs	(5,866)	(463)	(7,579)	(7,608)
Investment in product line	—	—	(1,250)	—
Proceeds from sale of assets	1,511	—	—	6,650

Net cash provided by (used in) investing activities	9,897	(706)	(36,865)	(12,056)

Cash flows from financing activities:
Proceeds from bank borrowings	277,605	87,538	1,336,767	670,600
Repayment of bank borrowings	(291,919)	(79,977)	(1,260,659)	(641,404)
Issuance of debt	—	165,924	—	—
Repayment of debtor-in-possesion financing	—	(148,619)	—	—
Payment of early termination fee	(26,399)	—	—	—
Recovery of interest and reduction of early termination fee	5,399	—	—	—
Redemption of convertible debt	—	—	—	(42,500)
Early termination of long-term indebtedness	—	—	(1,247)	—
Fees related to DIP financing	—	—	(9,855)	—
Payment of debt fees and other	(636)	(9,415)	(10,404)	(1,867)

Net cash provided by (used in) financing activities	(35,950)	15,451	54,602	(15,171)

Net (decrease) increase in cash and cash equivalents	(6,526)	(5,235)	20,285	(9,337)
Cash and cash equivalents, beginning of period	15,534	20,769	484	9,821

Cash and cash equivalents, end of period	$9,008	$15,534	$20,769	$484

Supplemental disclosures of cash flow information:
Interest paid	$11,109	$5,578	$20,162	$15,132
Income taxes paid	$1,346	$—	$534	$14,344
Bankruptcy related reorganization costs paid (included in operating activities, above)	$23,118	$3,802	$16,791	$—

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

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

On May 23, 2013, the Bankruptcy Court entered an order confirming the Debtors’ Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”), and a corrected copy of such order was entered by the Bankruptcy Court on June 3, 2013. The Reorganization Plan, which is described in additional detail below, became effective on June 11, 2013 (the “Effective Date”.) Pursuant to the Reorganization Plan, on the Effective Date, the Company’s existing credit agreements, outstanding convertible subordinated debentures, equity plans and certain other agreements were cancelled. In addition, all outstanding equity interests of the Company that were issued and outstanding prior to the Effective Date were cancelled on the Effective Date. Also on the Effective Date, in accordance with and as authorized by the Reorganization Plan, the Company reincorporated in Delaware and issued a total of 1,000,004 shares of Common Stock of the reorganized Company to holders of certain allowed claims against the Debtors in exchange for such claims. As of June 12, 2013, there were 60 record holders of the new common stock of the reorganized Company issued pursuant to the Reorganization Plan.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

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

Exit Facilities

As of the Effective Date, the Debtors closed on the exit credit facilities, the proceeds of which were or will be, among other things, used to (i) pay in cash the DIP Financing Claims, to the extent provided for in the Reorganization Plan, (ii) make required distributions under the Reorganization Plan, (iii) satisfy certain Reorganization Plan-related expenses, and (iv) fund the reorganized Company’s working capital needs. The terms of the exit credit facilities are described under Note 10 of the Notes to Condensed Consolidated Financial Statements—Debt.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

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

Financial Statement Presentation

We have prepared the Predecessor’s 2013 accompanying consolidated financial statements in accordance with FASB ASC Topic 852 “Reorganizations” (“FASB ASC 852”). FASB ASC 852 required that the financial statements distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that were realized from the reorganization and restructuring process were classified as reorganization items on the consolidated statement of operations. Additionally, on the consolidated balance sheet at April 27, 2013, liabilities subject to compromise were segregated. Liabilities subject to compromise were reported at their pre-petition amounts or current unimpaired values, even if they may be settled for lesser amounts.

In connection with the Company’s emergence from Chapter 11, the Company was required to adopt fresh start accounting as of June 11, 2013 in accordance with ASC 852 “Reorganizations”. The Company elected to use June 8, 2013 (the “Convenience Date”), which was the week ended date nearest to the Effective Date, to avoid disruption to the Company’s weekly accounting processes. The Company performed a qualitative and quantitative assessment in order to determine the appropriateness of using the Convenience Date for fresh start accounting instead of the Effective Date. The Company’s assessment determined that the use of the Convenience Date did not have a material impact on either the predecessor or successor periods in the current fiscal year and there were no qualitative factors that would preclude the use of the Convenience Date for accounting and reporting purposes. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements as of April 26, 2014 and for the forty-six weeks then ended and any references to “Successor” or “Successor Company” show the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

NOTE 2—ORGANIZATION AND BASIS OF PRESENTATION

School Specialty, Inc. and subsidiaries (the “Company”) is an education company, serving the preK-12 market, with leading brands that provide educators with innovative and proprietary products, programs and services designed to help educators engage and inspire students of all ages and abilities, with operations in the United States and Canada.

The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of School Specialty, Inc. and its subsidiaries. All inter-company accounts and transactions have been eliminated.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

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

Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in April in each year. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2014,” “fiscal 2013” and “fiscal 2012” refer to the Company’s fiscal years ended April 26, 2014, April 27, 2013 and April 28, 2012, respectively.

Cash and Cash Equivalents

The Company considers cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories, which consist primarily of products held for sale, are stated at the lower of cost or market on a first-in, first-out basis in accordance with FASB ASC Topic 330, “Inventories”. Excess and obsolete inventory reserves recorded were $8,416 and $9,437 as of April 26, 2014 and April 27, 2013, respectively.

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

Goodwill and Non-amortizable Intangible Assets

Goodwill represents the excess of reorganization value over fair-value of identified net assets upon emergence from bankruptcy. Prior to bankruptcy, goodwill represented the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Certain intangible assets including a perpetual license agreement and various trademarks and tradenames are estimated to have indefinite lives and are not subject to amortization. Under FASB ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and indefinite-lived intangible assets are not subject to amortization but rather must be tested for impairment annually or more frequently if events or circumstances indicate they might be impaired. The Company performs the annual impairment test during the fourth quarter of each fiscal year. Amortizable intangible assets include customer relationships, publishing rights, trademarks and tradenames and copyrights

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

and are being amortized over their estimated useful lives. In the third quarter of fiscal 2013, the Company concluded that a triggering event had occurred which required the Company to assess whether the fair values of the reporting units were below their carrying values. The triggering event was a combination of the declines in the Company’s forecasted future years’ operating results and cash flows, and the liquidity concerns and eventual default under pre-bankruptcy credit agreements. As a result of the Company’s performance of the goodwill and indefinite-lived intangible asset impairment test in the third quarter of fiscal 2013, the Company recorded impairment charges of $41,089 for goodwill and $4,700 for indefinite-lived intangible assets. As a result of an assessment performed in the third quarter of fiscal 2012, the Company recorded goodwill and indefinite-lived intangible impairment charges of $86,491 and $21,010, respectively in fiscal 2012. See Note 8 for details of these impairment charges.

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

Development Costs

Development costs represent external and internal costs incurred in the development of a master copy of a book, workbook, video or other supplemental educational materials and products. The Company capitalizes development costs and amortizes these costs into costs of revenues over the lesser of five years or the product’s life cycle in amounts proportionate to expected revenues. At April 26, 2014 and April 27, 2013, net development costs totaled $27,305 and $28,234, respectively, and are included as a component of development costs and other assets, net, in the consolidated balance sheets.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

The following table sets forth the items measured at fair value on a non-recurring basis during fiscal years 2014 and 2013. All items were categorized as Level 3 within the fair value hierarchy. Refer to these notes to the consolidated financial statements for descriptions valuation techniques and inputs used to develop these fair value measurements:

Description	Balance Sheet Location	Fiscal 2014	Fiscal 2013	Categorization
Goodwill	Goodwill	N/A	$—	Level 3
Indefinite-lived intangible assets	Intangible assets, net	N/A	14,410	Level 3
Investment in Carson-Dellosa	Investment in unconsolidated affiliate	N/A	715	Level 3
Assets held for sale	Assets held for sale	$2,200	—	Level 3

As a result of the Company’s performance of the goodwill impairment test in the third quarter of fiscal 2013, the Company recorded an impairment charge of $41,089 for goodwill. See Note 8—Goodwill and Intangible Assets for the assumptions used in the determination of fair value.

As a result of the Company’s performance of the indefinite-lived intangible asset impairment test in the third quarter of fiscal 2013, the Company recorded an impairment charge of $4,700 for indefinite-lived intangible assets. See Note 8—Goodwill and Intangible Assets for the assumptions used in the determination of fair value.

During the fourth quarter of fiscal 2013, the Company evaluated its investment in Carson-Dellosa for impairment and, based on updated current forward-looking projections, concluded Carson-Dellosa investment had an other-than-temporary impairment. As such, the Company recorded an impairment of $7,749 in fiscal 2013. See Note 7—Investment in Unconsolidated Affiliate for the assumptions used in the determination of fair value.

In accordance with FASB ASC Topic 825, “Financial Instruments” and FASB ASC Topic 820, “Fair Value Measurement,” the carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value given the short maturity of these instruments.

The following table sets forth the financial instruments where carrying amounts may vary from fair value as of April 26, 2014:

Description	Balance Sheet Location	Carrying Value	Fair Value	Categorization
New ABL Facility	Current maturities of long-term debt	$10,600	$10,600	Level 3
New Term Loan	Long-term debt less current maturities	143,913	143,913	Level 2
Deferred Cash Payment Obligations	Long-term debt less current maturities	14,335	14,335	Level 3

The Company has estimated the April 26, 2014 fair value of the amounts outstanding under its New ABL Facility approximated its carrying value at the end of fiscal 2014 given the variable interest rates and the proximate maturity date of the facility. The Company estimated the April 26, 2014 fair value of its amounts outstanding under its New Term Loan based on traded prices. These financial instruments were not in place as of April 27, 2013.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

The Company’s Consolidated Balance Sheet as of April 26, 2014 reflects its interest rate swap agreement at fair value. The fair value of the interest rate swap agreement (valued under Level 2) was $483 and is included in “Other Liabilities” of the Consolidated Balance Sheet. The interest rate swap was not in place during fiscal 2013.

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

Concentration of Credit Risks

The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are school districts and schools. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During the forty-six weeks ended April 26, 2014, the six weeks ended June 11, 2013, fiscal 2013 and fiscal 2012, no customer represented more than 10% of revenues or accounts receivable.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

Deferred Catalog Costs

Deferred catalog costs represent costs which have been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. Deferred catalog costs are amortized in amounts proportionate to expected revenues over the life of the catalog, which is one year or less. Amortization expense related to deferred catalog costs is included in the consolidated statements of operations as a component of selling, general and administrative expenses. Such amortization expense for the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal years 2013 and 2012 was $10,178, $1,553, $16,057 and $22,051, respectively.

Restructuring

The Company accounts for restructuring costs associated with both the closure or disposal of distribution centers and severance related to headcount reductions in accordance with FASB ASC Topic 712, “Compensation—Retirement Benefits.” During the forty-six weeks ended April 26, 2014 and the six weeks ended June 11, 2013, the Company recorded $4,210 and ($161), respectively, of severance expense. During fiscal 2013 and fiscal 2012, the Company recorded $1,561 and $2,313, respectively, of severance expense. As of April 26, 2014, April 27, 2013 and April 28, 2012, there was $193, $716 and $1,123, respectively, of accrued restructuring costs recorded in other accrued liabilities on the consolidated balance sheet primarily related to various cost reduction activities. See Note 20 for details of these restructuring charges.

Shipping and Handling Costs

In accordance with FASB ASC Topic 605-45-45, “Revenue Recognition—Principal Agent Considerations—Other Presentation,” the Company accounts for shipping and handling costs billed to customers as a component of revenues. The Company accounts for shipping and handling costs incurred as a cost of revenues for shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for shipping and handling costs incurred as a selling, general and administrative expense. The amount of shipping and handling costs included in selling, general and administrative expenses for the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal years 2013 and 2012 was $26,231, $3,249 and $31,844, respectively.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Amounts in the statements of operations have been translated using the weighted average exchange rate for the reporting period. Resulting translation adjustments are included in foreign currency translation adjustment within other comprehensive income.

Share-Based Compensation Expense

The Company accounts for its share-based compensation plans under the recognition and measurement principles of FASB ASC Topic 718, “Compensation—Stock Compensation” and FASB ASC Topic 505, “Equity-Based Payments to Non-Employees”. See Note 15.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment, FASB ASC Topic 350, which provides entities with the option of first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the two-step impairment test would still be required. ASU No. 2011-08 became effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption was permitted. The Company did not elect to perform a qualitative assessment during fiscal 2013 or fiscal 2014. As a result, the adoption ASU No. 2011-08 had no impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other, FASB ASC Topic 350—Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess the qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The changes to the ASC as a result of this update are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income (loss) in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. This update was effective for the Company beginning in fiscal 2014. The adoption of this guidance required changes in presentation only and had no impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of its fiscal year ending April 28, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

NOTE 4—FRESH START ACCOUNTING

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

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

Enterprise Value / Reorganization Value Determination

Enterprise value represents the fair value of an entity’s interest-bearing debt and stockholders’ equity. In the disclosure statement associated with the Reorganization Plan, which was confirmed by the Bankruptcy Court, the Company estimated a range of enterprise values between $275,000 and $325,000, with a midpoint of $300,000. Based on current and anticipated economic conditions and the direct impact these conditions have on our business, the Company deemed it appropriate to use the midpoint between the low end and high end of the range to determine the final enterprise value of $300,000, comprised of debt valued at approximately $179,000 and equity valued at approximately $121,000.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

and the resolution of contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and amounts reflected in the valuation will be realized.

Methodology, Analysis and Assumptions

The Company’s valuation was based upon a discounted cash flow methodology, which included a calculation of the present value of expected un-levered after-tax free cash flows reflected in our long-term financial projections, including the calculation of the present value of the terminal value of cash flows, and supporting analysis that included a comparison of selected financial data of the Company with similar data of other publicly held companies comparable to the Company in terms of end markets, operational characteristics, growth prospects and geographical footprint. The Company also considered precedent transaction analysis but ultimately determined there was insufficient data for a meaningful analysis. A detailed discussion of this methodology and supporting analysis is presented below.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

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

The adjustments presented below were made to the June 11, 2013 consolidated balance sheet and contain estimates of fair value. Estimates of fair value represent the Company’s best estimates, which are based on industry and data trends, and by reference to relevant market rates and discounted cash flow valuation methods, among other factors. The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions. In accordance with ASC No. 805, the allocation of the reorganization value is subject to additional adjustment until the Company has completed its analysis, but not to exceed one year after emergence from bankruptcy, to provide the Company with the time to complete the valuation of its assets and liabilities. The final determination of the fair value of individual assets and liabilities and the final allocation of the reorganization value may differ from the amount included in the consolidated financial statements and there is no assurance that such adjustments will not be material.

The estimates of value presented herein are preliminary and will be finalized during fiscal 2015. The condensed consolidated balance sheet, reorganization adjustments and fresh start adjustments presented below summarize the impact of the Reorganization Plan and the adoption of fresh start accounting as of the Effective Date.

Certain of the fresh start adjustments were updated in the fourth quarter of fiscal 2014, but are still preliminary and will be finalized during fiscal 2015.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 11, 2013

	June 11, 2013
	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current assets:
Cash and cash equivalents	$11,052	$4,363	(1)	$—		$15,415
Restricted cash	26,421	—		—		26,421
Accounts receivable	66,894	—		(250	)(8)	66,644
Inventories	110,830	—		(8,147	)(8)	102,683
Other current assets	45,819	321	(2)	(788	)(8)	45,352

Total current assets	261,016	4,684		(9,185)		256,515
Property, plant and equipment, net	37,604	(6,202	)(2)	14,148	(8)	45,550
Goodwill	—	—		21,588	(8)(9)	21,588
Intangible assets, net	109,155	—		(56,795	)(8)	52,360
Development costs and other	31,142	8,255	(3)	—		39,397

Total assets	$438,917	$6,737		$(30,244)		$415,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,226	$—		$—		$38,226
Accrued compensation	7,229	(315	)(2)	—		6,914
Other accrued liabilities	60,301	9,947	(2)(4)(6)	22	(8)	70,270

Total current liabilities	105,756	9,632		22		115,410
Long-term debt	205,863	(39,939	)(5)	—		165,924
Other liabilities	925	12,195	(2)(6)	—		13,120
Liabilities subject to compromise	223,988	(223,988	)(6)	—		—

Total liabilities	$536,532	$(242,100)		$22		$294,454

Commitments and contingencies
Stockholders’ equity:
Common stock—Predecessor	$24	$(24	)(7)	$—		$—
Capital in excess of par value—Predecessor	446,232	(446,232	)(7)	—		—
Treasury Stock—Predecessor	(186,637)	186,637	(7)	—		—
Accumulated (deficit) and other comprehensive income—Predecessor	(357,234)	387,500	(7)	(30,266	)(7)(8)	—
Common stock—Successor	—	1	(7)	—		1
Capital in excess of par value—Successor	—	120,955	(7)	—		120,955

Total stockholders’ equity	(97,615)	248,837		(30,266)		120,956

Total liabilities and stockholders’ equity	$438,917	$6,737		$(30,244)		$415,410

(1)	The Company deposited $7,647 of proceeds from its exit financing into a segregated cash account which was used to pay administrative claims and certain advisors in the bankruptcy proceedings. The Company utilized $3,284 of its cash balance immediately prior to emergence to fund a portion of the cash requirements from exit financing.
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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

$920 related to various contract damages relating to lease rejections and severance obligations, classified between long-term and short-term liabilities.
(3)	In connection with entering into the exit credit facilities, the Company capitalized $8,255 of deferred financing costs.
(4)	Pursuant to the Chapter 11 Cases, additional professional fees of $2,057 were recorded. In addition, certain administrative and convenience claims of $8,435 were recorded as current liabilities, offset by accrued interest expense converted to new Successor Company equity.
(5)	The table below presents refinancing of the Predecessor long-term debt. The Company issued $78,620 of new Successor Company equity (including $21,375 in excess of debt carrying amount), partially offset by $17,306 of debt discount and other financing costs. The current portion of the reorganized debt was $25,251, which includes $23,823 of new Successor Company ABL loan.

June 11, 2013
Predecessor Company long-term debt	$205,863
Reorganization adjustments:
Issuance of Successor Company equity	(78,620)
Equity issuance in excess of debt carrying amount	21,375
Financing costs and professional fees paid with exit financing	17,306

Reorganized Successor Company long-term debt	$165,924

(6)	Liabilities subject to compromise generally refer to pre-petition obligations, secured or unsecured, that may be impaired by a plan of reorganization. FASB ASC 852 requires such liabilities, including those that became known after filing the Chapter 11 petitions, be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represented the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process. Liabilities subject to compromise also includes items that may be assumed under the Reorganization Plan, and may be subsequently reclassified to liabilities not subject to compromise. Liabilities subject to compromise also include certain pre-petition liabilities including accrued interest and accounts payable. At April 27, 2013, liabilities subject to compromise were $228,302, of which administrative claim payments of $4,314 were made in the Predecessor period of the current year. The table below identifies the principal categories of liabilities subject to compromise at June 11, 2013:

June 11, 2013
Accounts payable	$47,683
2011 Debentures	163,688
Pre-petition accrued interest on 2011 Debentures	979
Sale-leaseback obligations	11,638

Liabilities subject to compromise	$223,988

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

NOTE 5—REORGANIZATION ITEMS, NET

Reorganization items directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code have been recorded on a separate line item on the condensed consolidated statements of operations. The following table displays the details of reorganization items for the forty-six weeks ended April 26, 2014, the six weeks ended June 11, 2013 and fiscal 2013:

	Successor Company	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal 2013
Liabilities subject to compromise	$—	$223,988	$—
Issuance of capital in excess of par value	—	(42,335)	—
Reclassified into other balance sheet liability accounts.	458	(19,710)	—

Settlement of liabilities subject to compromise.	$458	$161,943	$—

Fresh start accounting adjustments:
Goodwill	$—	$21,588	$—
Fair value adjustment to intangible assets	—	(56,795)	—
Fair value adjustment to fixed assets	—	15,522	—
Fresh start accounting adjustments relating to inventory	—	(8,147)	—
Other fresh start accounting adjustments	—	(2,434)	—

Total fresh start accounting adjustments	$—	$(30,266)	$—

Other reorganization adjustments:
Asset write-downs due to contract rejections	$—	$(7,011)	$—
Professional fees	(6,878)	(10,512)	(12,429)
Cancellation of equity-based awards	—	(3,624)	—
Financing fees	—	(2,853)	(9,734)
Issuance of equity in excess of debt carrying amount	—	(21,375)	—
Other	—	(1,503)	(816)

Total other reorganization adjustments	$(6,878)	$(46,878)	$(22,979)

Total Reorganization items, net	$(6,420)	$84,799	$(22,979)

The Company incurred no reorganization items in fiscal 2012.

The 2011 Debentures and related accrued interest within the liabilities subject to compromise at June 11, 2013 were settled by the issuance of new common stock representing 35% ownership in the Successor Company, with an estimated fair value of $42,335. The portion of accounts payable within the liabilities subject to compromise that will be paid in accordance with the Reorganization Plan were classified between long-term and short-term liabilities. Administrative claims totaling $8,335 were classified as short-term with any remaining settlements under the Reorganization Plan classified as Deferred Cash Payments in long-term debt (see Note 10 of the Notes to Consolidated Financial Statements—Debt). Since the value of Common Stock issued and the amounts to be paid in cash at a later date were less than the liabilities subject to compromise, the Predecessor Company recorded a gain on reorganization of $161,943 for the six weeks ended June 11, 2013.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

Fresh start accounting adjustments resulted in a net asset write down of $30,266 which has partially offset the gain related to the settlement of liabilities subject to compromise. The fresh start accounting adjustments are related to the preliminary valuation done in accordance with the adoption of the fresh start accounting. See Note 4—Fresh Start Accounting for information on these fresh start valuation adjustments.

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

NOTE 6—LIABILITIES SUBJECT TO COMPROMISE

The following table reflects pre-petition liabilities that were subject to compromise on April 27, 2013.

April 27, 2013
Accounts payable	$51,951
2011 Debentures	163,688
Pre-petition accrued interest on 2011 Debentures	979
Sale-leaseback obligations	11,684

Liabilities subject to compromise	$228,302

NOTE 7—INVESTMENT IN UNCONSOLIDATED AFFILIATE

Investment in unconsolidated affiliate was accounted for under the equity method through the end of the third quarter in fiscal 2013. Effective with the commencement of the Company’s Chapter 11 Cases, the Company no longer maintained a seat on the unconsolidated affiliate’s board of directors. As a result, the Company no longer had significant influence over the unconsolidated affiliate and began to account for the investment in the unconsolidated affiliate under the cost method effective at the beginning of the fourth quarter of fiscal 2013.

The investment in unconsolidated affiliate consisted of the following:

	Percent- Owned	April 26, 2014	April 27, 2013
Carson-Dellosa Publishing, LLC	35%	$715	$715

On November 13, 2009, the Company completed the divestiture of the School Specialty Publishing business unit to Carson-Dellosa Publishing, LLC (“Carson-Dellosa”), a newly-formed business entity. Under the divestiture agreement, the Company combined its publishing unit net assets with those of Cookie Jar Education, Inc. and received a 35% interest, accounted for under the equity method, in Carson-Dellosa. For the years ended April 27, 2013 and April 28, 2012, the Company recorded a pre-tax loss of $1,436 and $1,488, respectively, resulting from its 35% minority equity interest in Carson-Dellosa.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

The Company reviews Carson-Dellosa’s unaudited financial statements on a quarterly basis and audited financial statements on an annual basis for indicators of triggering events or circumstances that indicate a potential impairment. During the fourth quarters of fiscal 2013 and 2012, the Company evaluated its investment in Carson-Dellosa for impairment and, based on updated current forward-looking projections, concluded the Carson-Dellosa investment had an other-than-temporary impairment. As such, the Company recorded impairments of $7,749 and $9,012 in fiscal 2013 and 2012, respectively, in other expense in the Company’s Consolidated Statements of Operations. The resulting fair value of $715 and $9,900 in fiscal 2013 and 2012, respectively, was estimated using a discounted cash flow model and is considered a Level 3 fair value measurement due to the use of significant unobservable inputs related to the timing and amount of future earnings based on projections of Carson-Dellosa’s future financing structure, contractual and market-based revenues and operating costs.

In performing the impairment assessment, the Company estimated the fair value of Carson-Dellosa using the Income Approach (discounted cash flow analysis). The discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of an entity and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting unit and the discount rate. The growth rate used for the terminal value calculation was 0% and 3% in fiscal 2013 and 2012, respectively, and the discount rate was 11.3% in both fiscal 2013 and 2012. There were no impairment events in fiscal 2014 that warranted further testing.

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Losses are reflected in “Losses of unconsolidated affiliate.”

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

Successor Company
April 26, 2014	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(797)	$10,503
Publishing rights (20 years)	4,000	(183)	3,817
Trademarks (20 years)	22,700	(1,040)	21,660
Developed technology (7 years)	6,600	(864)	5,736
Content (5 years)	4,400	(807)	3,593
Perpetual license agreements (5 years)	1,200	(220)	980
Favorable leasehold interests (10 years)	2,160	(198)	1,962

Total intangible assets	$52,360	$(4,109)	$48,251

Predecessor Company
April 27, 2013	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10 to 17 years)	$36,760	$(25,248)	$11,512
Publishing rights (15 to 25 years)	113,260	(40,018)	73,242
Non-compete agreements (3.5 to 10 years)	150	(127)	23
Tradenames and trademarks (5 to 30 years)	4,354	(1,424)	2,930
Order backlog and other (less than 1 to 13 years)	1,766	(1,238)	528
Perpetual license agreements (10 years)	14,506	(6,845)	7,661

Total amortizable intangible assets	170,796	(74,900)	95,896

Non-amortizable intangible assets:
Tradenames and trademarks	14,410	—	14,410

Total non-amortizable intangible assets	14,410	—	14,410

Total intangible assets	$185,206	$(74,900)	$110,306

Intangible asset amortization expense included in selling, general and administrative expenses for the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal years 2013 and 2012 were $4,109, $1,138, $10,054 and $10,590, respectively.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is:

2015	$4,483
2016	$4,483
2017	$4,483
2018	$4,483
2019	$3,456

This estimated intangible amortization expense over the succeeding five years is based on the reorganization fair value of the Company’s intangible assets.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

The following information presents changes to goodwill during the two-year period ended April 26, 2014:

Predecessor Company	Reporting Units		Distribution Segment	Reporting Units				Curriculum Segment	Total
	Education Resources	Califone		Science	Planning and Student Development	Reading	Health
Balance at April 28, 2012
Goodwill	$249,695	$14,852	$264,547	$75,652	$181,271	$17,474	$—	$274,397	$538,944
Accumulated impairment losses	(249,695)	(10,959)	(260,654)	(75,652)	(153,603)	(7,772)	—	(237,027)	(497,681)

Balance at April 28, 2012	$—	$3,893	$3,893	$—	$27,668	$9,702	$—	$37,370	$41,263

Fiscal 2013 Activity:
Currency translation adjustment	—	—	—	—	(174)	—	—	(174)	(174)

Balance at April 27, 2013
Goodwill	$249,695	$14,852	$264,547	$75,652	$181,097	$17,474	$—	$274,223	$538,770
Accumulated impairment losses	(249,695)	(14,852)	(264,547)	(75,652)	(181,097)	(17,474)	—	(274,223)	(538,770)

Balance at April 27, 2013	$—	$—	$—	$—	$—	$—	$—	$—	$—

Successor Company	Reporting Unit	Distribution Segment	Reporting Units		Curriculum Segment	Total
	Distribution		Science	Reading
Fresh Start Valuation:
Goodwill	14,666	14,666	4,580	2,342	6,922	21,588

Balance at April 26, 2014	$14,666	$14,666	$4,580	$2,342	$6,922	$21,588

In accordance with the accounting guidance on goodwill and other intangible assets, the Company performs its impairment test of goodwill at the reporting unit level and indefinite-lived intangible assets at the unit of account level annually each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values. The Predecessor Company completed its annual impairment test of goodwill and indefinite-lived intangibles during the first quarter of its fiscal year. With the adoption of fresh-start accounting, the Successor Company elected to perform its annual impairment test in the fourth quarter of the fiscal year. As a result, fiscal 2014 and future annual impairment tests for goodwill will occur at the beginning of the Company’s last fiscal month of each fiscal year. The Company believes performing the test in the fourth quarter is preferable as the test is predicated on projected cash flow assumptions developed and finalized in the fourth quarter of each fiscal year.

A reporting unit is the level at which goodwill impairment is tested and can be an operating segment or one level below an operating segment, also known as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available for segment management to regularly review the operating results of that component. As the Company has reorganized and modified its internal reporting structure, it has determined that the Distribution segment consists of one reporting unit and discrete financial information at a lower level does not exist. The Curriculum segment of the Successor Company consists of the Science and Reading reporting units. The reporting units of the Predecessor Company included Education Resources, Califone, Planning and Student Development, Reading, Science and Health. The change in the Successor Company’s reporting units is related to the Company’s change in reporting segments as disclosed in Note 16—Segment Information. The goodwill for each reporting unit of both the Predecessor and Successor Companies is shown in the table above.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

Goodwill impairment is assessed under a two-step method. In the first step, the Company determines the fair value of the reporting unit, generally by utilizing a combination of the income approach (weighted 90%) and the market approach (weighted 10%) derived from comparable public companies. The Company believes that each approach has its merits. However, in the instances where the Company has utilized both approaches, the Company has weighted the income approach more heavily than the market approach because the Company believes that management’s assumptions generally provide greater insight into the reporting unit’s fair value. The Company did not use the market approach for the Science reporting unit because of the variability in revenue due to the curriculum adoption schedule. This fair value determination was categorized as level 3 in the fair value hierarchy pursuant to FASB ASC Topic 820, “Fair Value Measurement”. The estimated fair value of the reporting units is dependent on several significant assumptions, including earnings projections and discount rates.

In performing the impairment assessments for fiscal 2014, 2013 and 2012, the Company estimated the fair value of its reporting units using the following valuation methods and assumptions:

1.	Income Approach (discounted cash flow analysis)—the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of a reporting unit and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting units and the discount rate. The growth rates used for the terminal value calculations and the discount rates of the respective reporting units for the Successor and Predecessor companies were as follows:

	Fiscal 2014
	Terminal Value Growth Rates	Discount Rate
Distribution	0.0%	12.2%
Reading	1.0%	15.3%
Science	1.0%	12.8%

	Fiscal 2012		Fiscal 2013
	Terminal Value Growth Rates	Discount Rate	Terminal Value Growth Rates	Discount Rate
Education Resources	2.0%	19.6%	2.0%	14.5%
Califone	2.0%	18.4%	2.0%	14.5%
Science	2.4%	15.4%	1.5%	11.5%
Planning and Student Development	3.0%	17.9%	2.0%	11.5%
Reading	2.0%	19.3%	2.0%	11.5%
Health	2.0%	17.9%	2.0%	11.5%

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

2.	Market Approach (market multiples)—this method begins with the identification of a group of peer companies in the same or similar industries as the company reporting unit being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and, for certain reporting units in fiscal 2013 and 2012, a ratio of enterprise value to projected revenue as appropriate valuation metrics. Various operating performance measurements of the reporting unit being valued are then benchmarked against the peer group and a discount rate or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the reporting unit being valued to arrive at an estimate of its fair value. A control premium is then applied to the equity value. In fiscal 2014, eleven companies were deemed relevant to the Reading reporting unit and ten companies were deemed relevant for the Distribution reporting unit. In fiscal 2013 and fiscal 2012, eleven and eight companies, respectively, were deemed relevant to the Planning and Student Development, Health, and Reading reporting units and ten and nine companies, respectively, were deemed relevant to the Education Resources and Califone reporting units under the guideline public company method to provide an indication of value. A control premium was then applied to the enterprise value of the reporting unit. The control premium was established based on a review of transactions over a 36 month period. The resulting multiples and control premiums were as follows:

	Fiscal 2014
	EBITDA Multiples	Control Premium
Distribution	6.2x	10.3%
Reading	7.7x	11.7%

	Fiscal 2012			Fiscal 2013
	EBITDA Multiples	Revenue Multiples	Control Premium	EBITDA Multiples	Revenue Multiples	Control Premium
Education Resources	4.2x	N/A	13.8%	6.2x	N/A	10.3%
Califone	3.9x	N/A	13.8%	6.2x	N/A	10.3%
Reading	5.8x	1.2x	15.1%	7.7x	1.1x	11.7%
Health	N/A	N/A	n/a	7.7x	1.1x	11.7%
Planning and Student Development	4.6x	0.8x	15.1%	7.7x	1.1x	11.7%

During the first quarter of fiscal 2013, the Company performed its annual goodwill and indefinite-lived intangible asset impairment test. In connection with the preparation of the financial statements for the third quarter of fiscal 2013, the Company concluded a triggering event had occurred which would more likely than not reduce the fair value of the reporting units below their carrying value. The triggering event was a combination of the declines in the Company’s forecasted future years’ operating results and cash flows, and the liquidity concerns and eventual default under pre-bankruptcy credit agreements. Due to persistent weakness in the industry and the Company’s revenue, as well as the anticipated near-term operational challenges resulting from the Chapter 11 Cases, projected cash flows and terminal value growth rates were reduced in the fiscal 2013 third quarter discounted cash flow analysis, with corresponding adjustments of discount rates to reflect risks inherent in those updated projected cash flows. As a result of the Company’s performance of the goodwill and indefinite-lived intangible asset impairment test as detailed below, the Company recorded an impairment charge of $41,089 for goodwill and $4,700 for indefinite-lived intangible assets. In performing this impairment assessment, the Company estimated the fair value of its reporting units using the valuation methods and assumptions described above.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

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

As a result of this analysis, $41,089 of goodwill was considered impaired during the third quarter of fiscal 2013. Assumptions utilized in the impairment analysis are subject to significant management judgment. Changes in estimates or the application of alternative assumptions could have produced significantly different results. As shown above in the table, the Califone reporting unit, which was part of the former Distribution segment, and the Reading and Planning and Student Development reporting units, which were part of the former Curriculum segment, were determined to have impairments of their goodwill balance as of January 26, 2013.

Due to the triggering events described above, the Company also performed an impairment test of its indefinite-lived intangible assets during the third quarter of fiscal 2013. The Company utilized an income approach, whereby the assets are valued by reference to the amount of royalty income generated if the assets were licensed to a third party. In this method, a sample of comparable guideline royalty or license agreements was analyzed. The Company recorded a $4,700 impairment charge related to non-amortizable tradenames in the former Curriculum segment.

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

Based upon the goodwill assessment performed in fiscal 2012, the Califone, Science, Planning and Student Development and Reading reporting units failed step one of the goodwill impairment test, requiring a step two analysis with respect to those reporting units. The assumptions used by the Company in estimating the fair value of its reporting units using a combination of the income and market approaches are described above. In step two, the Company allocated the fair value of the reporting units to all of the assets and liabilities of the reporting units, including any unrecognized intangible assets, in a hypothetical calculation to determine the implied fair value of the goodwill. The impairment charge, if any, is measured as the difference between the implied fair value of goodwill and its carrying value.

As a result of this analysis, $86,491 of goodwill was considered impaired during fiscal 2012. Assumptions utilized in the impairment analysis are subject to significant management judgment. Changes in estimates or the application of alternative assumptions could have produced significantly different results. As shown above in the table, the Califone, Science, Reading and Planning and Student Development reporting units were determined to have an impairment of their goodwill balance in fiscal 2012.

The Company also performed an impairment test of its indefinite-lived intangible assets during the third quarter of fiscal 2012. The Company utilized an income approach, whereby the assets are valued by reference to the amount of royalty income generated if the assets were licensed to a third party. In this method, a sample of comparable guideline royalty or license agreements was analyzed. The Company recorded a $21,010 impairment charge in fiscal 2012 related to a non-amortizable trademark in the Distribution segment and to non-amortizable tradenames in the Curriculum segment.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

NOTE 9—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Successor	Predecessor
	April 26, 2014	April 27, 2013
Land	$—	$158
Projects in progress	10,854	2,953
Buildings and leasehold improvements	3,595	29,804
Furniture, fixtures and other	30,525	108,877
Machinery and warehouse equipment	6,770	40,117

Total property, plant and equipment	51,744	181,909
Less: Accumulated depreciation	(12,699)	(142,700)

Net property, plant and equipment	$39,045	$39,209

Depreciation expense for the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal years 2013 and 2012 was $14,767, $1,845, $23,166 and $19,060, respectively.

NOTE 10—DEBT

Long-Term Debt

Long-term debt as of April 26, 2014 and April 27, 2013 consisted of the following:

	Successor	Predecessor
	April 26, 2014	April 27, 2013
New ABL Facility, maturing in 2018	$10,600	$—
New Term Loan, maturing in 2019	143,913	—
New Term Loan Original Issue Discount	(2,473)	—
Deferred Cash Payment Obligations, maturing in 2019	14,335	—
ABL DIP Agreement	—	43,302
Ad Hoc DIP Agreement	—	155,000
3.75% Convertible Subordinated Notes due 2026, issued 2011, net of unamortized discount	—	163,688
Sale-leaseback obligations, effective rate of 8.97%, expiring in 2020	—	11,684

Total debt	166,375	373,674
Less: Current maturities	(12,388)	(198,302)
Less: Debt classified as liabilities subject to compromise (Note 6)	—	(175,372)

Total long-term debt	$153,987	$—

Successor Company Debt

Credit Agreement

On June 11, 2013, the Company entered into a Loan Agreement (the “Asset-Based Credit Agreement”) by and among the Company, Bank of America, N.A, as Agent, SunTrust Bank, as Syndication Agent, Merrill

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

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

The effective interest rate under the New ABL Facility for the forty-six weeks ended April 26, 2014 was 10.88%, which includes amortization of loan origination fees of $1,059 and commitment fees on unborrowed funds of $647.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

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

The effective interest rate under the term loan credit facility for the forty-six weeks ended April 26, 2014 was 10.67%, which includes amortization of loan origination fees of $1,075 and original issue discount amortization of $427. As of April 26, 2014, the outstanding balance on the New Term Loan Credit Agreement was $141,440, net of the unamortized original issue discount. Of this amount, $1,788 was reflected as currently maturing, long-term debt in the accompanying consolidated balance sheets.

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

The New Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants commencing on the fiscal quarter ended October 26, 2013, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments.

The New Term Loan required the Company to enter into an interest rate hedge, within 90 days of the Effective Date, in an amount equal to at least 50% of the aggregate principal amount outstanding under the New Term Loan. The purpose of the interest rate hedge is to effectively subject a portion of the New Term Loan to a fixed or maximum interest rate. As such, the Company entered into an interest rate swap agreement on August 27, 2013 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at April 26, 2014 was $72,500. During the forty-six weeks ended April 26, 2014 the fair value of the derivative declined by $483 and a loss of that amount has been recognized for that period. The loss for the forty-six weeks ended April 25, 2014 is recorded in “Change in fair value of interest rate swap” on the consolidated statement of operations.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate per annum of 1.485% and the counterparty will pay the Company interest on the notional amount at a variable rate per annum equal to the greater of 1-month LIBOR or 1.0%. The 1-month LIBOR rate applicable to this agreement was 0.152% at April 26, 2014. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 1-month LIBOR fluctuates.

The Company has estimated the fair value of its New Term Loan as of April 26, 2014 to approximate face value.

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

The Company’s reconciliation of general unsecured claims is still in process. As of April 26, 2014, the Company estimates the deferred payment obligations are $14,335, of which $3,386 represents a 20% recovery for the creditors and $10,095 represents a 45% recovery for the creditors with the remaining $854 related to accrued paid-in-kind interest. The Company expects to complete the reconciliation of general unsecured claims in the first quarter of fiscal 2015 and these estimated obligation amounts are subject to change.

Predecessor Company Debt

Bankruptcy-Related Debt

In connection with the filing the Chapter 11 Cases, on January 31, 2013, the Company entered into a Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Bayside DIP Agreement”) by and among the Company, certain of its subsidiaries, Bayside Finance, LLC (“Bayside”) (as Administrative Agent and Collateral Agent), and the lenders party to the Bayside Credit Agreement and a Debtor-in-Possession Credit Agreement (the “ABL DIP Agreement”) by and among Wells Fargo Capital Finance, LLC (as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner) and GE Capital Markets, Inc. (as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent), General Electric Capital Corporation (as Syndication Agent), and the lenders that were party to the Asset-Based Credit Agreement (the “Asset-Based Lenders”) and the Company and certain of its subsidiaries.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

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

The effective interest rate under the term loan credit facility for the first nine months of fiscal 2013 was 14.9%, which includes amortization of loan origination fees of $993. During the second quarter of fiscal 2013, the term loan was reduced by $3,000.

The Company recorded a $25,054 charge in the third quarter of fiscal 2013 related to the acceleration of the obligations under the Term Loan Credit Agreement, including the early payment fee. The charge was triggered

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

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

Convertible Notes

FASB ASC TOPIC 470-20, “Debt with Conversion and Other Options,” requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the market interest rate at debt issuance without the conversion feature. The Company had two convertible debt instruments outstanding during fiscal 2013. A fair value must be assigned to the equity conversion options of (1) the Company’s $100,000 convertible subordinated debentures (the “2011 Debentures”), which were issued on March 1, 2011 of which $0 and $100,000 in aggregate original principal amount was outstanding as of April 26, 2014 and April 27, 2013, respectively; and (2) the additional $57,500 of the 2011 Debentures, which were issued on July 7, 2011, of which $0 and $57,500 in aggregate original principal amount was outstanding as of April 26, 2014 and April 27, 2013, respectively (collectively, the “Convertible Notes”). The value assigned to the equity conversion option results in a corresponding decrease in the value assigned to the carrying value of the debt portion of the instruments.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

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

NOTE 11—INCOME TAXES

The provision for income taxes consists of:

	Successor Company	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013	Fiscal Year Ended April 28, 2012
Current income tax expense/(benefit):
Federal	$—	$—	$(6,518)	$(2,479)
State	258	132	548	1,281
Foreign	—	1,509	430	402

Total	258	1,641	(5,540)	(796)
Deferred income tax expense/(benefit):
Federal	—	—	5,205	3,791
State	—	—	(10)	(2,851)
Foreign	—	—	11	23

Total	—	—	5,206	963

Total provision for/(benefit from) income taxes	$258	$1,641	$(334)	$167

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

Deferred taxes are comprised of the following:

	Successor Company	Predecessor Company
	April 26, 2014	April 27, 2013	April 28, 2012
Current deferred tax assets (liabilities):
Inventory	$5,211	$5,645	$6,083
Allowance for doubtful accounts	384	347	782
Accrued liabilities	(1,235)	(77)	(1,176)
Convertible debt instruments and debt issuance cost	(859)	4,259	—
Net operating loss carryforward	—	300	300
Early debt termination	—	9,624	—
Valuation allowance	(3,501)	(20,098)	(1,192)

Total current deferred tax assets	—	—	4,797

Long-term deferred tax assets (liabilities):
Foreign tax and AMT credit carryforward	11,075	11,586	7,225
Net operating loss carryforward	—	7,662	3,634
Property and equipment	(11,033)	(8,263)	(13,659)
Accrued liabilities	1,233	12,380	13,163
Intangible assets	23,550	20,115	15,404
Investment in noncontrolling interest	4,331	7,745	6,315
Development costs and other	(2,036)	—	—
Convertible debt instruments	—	—	(246)
Valuation allowance	(27,072)	(51,174)	(31,446)

Total long-term deferred tax assets	48	51	390

Net deferred tax assets	$48	$51	$5,187

Pursuant to the Reorganization Plan, on the Effective Date, the Company realized cancellation of indebtedness income. During the six weeks ended June 11, 2013, the Company excluded from taxable income $129,084 of cancellation of indebtedness income as defined under Internal Revenue Code (“IRC”) Section 108. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income. As a result, the Company reduced the available federal and state net operating loss carryforward and adjusted the tax reporting basis of tangible and intangible assets for the discharge of indebtedness income. In addition, to the adjustment to the tax reporting basis as described above, the fresh start accounting adjustments also created additional basis differences between income tax and financial reporting.

The Company has determined that an ownership change occurred in fiscal 2013 that is subject to IRC Section 382. Due to the limitations imposed under Section 382, certain federal and state deferred tax attributes may be significantly reduced over the next five years.

In fiscal 2012, the Company concluded that the realization of a majority of the deferred tax assets did not meet the more likely than not threshold, and recorded a tax valuation allowance of $32,638. In fiscal 2013, the Company increased its tax valuation allowance to $71,272. As of April 26, 2014, the Company reduced its valuation allowance to $30,573 related to the reduction of tax attributes associated with the cancellation of indebtedness and other fresh start adjustments. As of April 26, 2014, the Company had an immaterial amount of unremitted earnings from foreign investments.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Successor Company	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013	Fiscal Year Ended April 28, 2012
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	-1.0%	0.1%	-0.2%	1.5%
Foreign income tax	—	0.7%	0.1%	0.2%
Deemed dividend, meals and entertainment and other	-1.4%	—	-0.5%	0.3%
Goodwill and intangible asset impairment	—	—	-6.2%	-12.9%
Bankruptcy-related reorganization costs	—	3.7%	-3.6%	—
Non-taxable fresh-start adjustments	—	-8.1%	—	—
Non-taxable debt cancellation income	—	-58.1%	—	—
Valuation allowance	-34.1%	28.8%	-24.4%	-24.2%

Effective income tax rate	-1.5%	2.1%	0.2%	-0.1%

The Company files income tax returns with the U.S., various U.S. states, and foreign jurisdictions. The most significant tax return the Company files is with the U.S. The Company’s tax returns are no longer subject to examination by the U.S. for fiscal years before 2010. The Company has various tax audits and appeals in process at any given time. It is not anticipated that any adjustments resulting from tax examinations or appeals would result in a material change to the Company’s financial position or results of operations.

As of April 26, 2014, April 27, 2013 and April 28, 2012, the Company’s liability for uncertain tax positions, net of federal tax benefits, was $398, $925 and $587, respectively, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes in the amount of uncertain tax positions within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

The following table summarizes the activity related to the Company’s gross liability for uncertain tax positions:

Balance at April 30, 2011 (Predecessor Company)	$688
Increase related to current year tax provision	21
Expiration of statute of limitations for tax assessments	(2)
Adjustments to provision related to assessments	(120)

Balance at April 28, 2012 (Predecessor Company)	$587

Increase related to current year tax provision	133
Adjustments to provision related to assessments	205

Balance at April 27, 2013 (Predecessor Company)	$925

Increase related to current year tax provision	30
Adjustments to provision related to assessments	(557)

Balance at April 26, 2014 (Successor Company)	$398

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

NOTE 12—OPERATING LEASE COMMITMENTS

The Company leases various types of warehouse and office facilities and equipment, under lease agreements which expire at various dates. Future minimum lease payments under operating leases for the Company’s fiscal years are as follows:

2015	$5,830
2016	5,196
2017	4,091
2018	2,678
2019	1,835
Thereafter	2,396

Total minimum lease payments	22,026

Rent expense for the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal years 2013 and 2012, was $6,345, $827, $9,164 and $9,308, respectively.

NOTE 13—EMPLOYEE BENEFIT PLANS

The Company sponsors the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company has the discretion to match a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. In the forty-six weeks ended April 26, 2014, the six weeks ended June 11, 2013 and fiscal 2013 and fiscal 2012, the Company did not make any 401(k) match due to the economic conditions and the Company’s liquidity position.

NOTE 14—STOCKHOLDERS’ EQUITY (DEFICIT)

Share Repurchase Programs

The Company did not repurchase any shares of its outstanding common stock during the last three fiscal years. Restrictive covenants in the Company’ pre-bankruptcy credit facilities and bankruptcy-related debtor-in-possession credit facilities prevented the Company’s repurchase of additional common stock.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised or otherwise issued. The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the consolidated statements of operations:

	(Loss)/Income (Numerator)	Shares (Denominator)	Per Share Amount
Forty-Six Weeks Ended April 26, 2014 (Successor Company):
Basic EPS	$(17,485)	1,000	$(17.49)

Effect of dilutive employee stock options		—
Effect of dilutive non-vested stock units		—

Diluted EPS	$(17,485)	1,000	$(17.49)

Six Weeks Ended June 11, 2013 (Predecessor Company):
Basic EPS	$76,068	18,922	$4.02

Effect of dilutive employee stock options		—
Effect of dilutive non-vested stock units		—

Diluted EPS	$76,068	18,922	$4.02

Fiscal 2013 (Predecessor Company):
Basic EPS	$(147,692)	18,922	$(7.81)

Effect of dilutive employee stock options		—
Effect of dilutive non-vested stock units		—

Diluted EPS	$(147,692)	18,922	$(7.81)

Fiscal 2012 (Predecessor Company):
Basic EPS	$(134,017)	18,878	$(7.10)

Effect of dilutive employee stock options		—
Effect of dilutive non-vested stock units		—

Diluted EPS	$(134,017)	18,878	$(7.10)

The Company had additional employee stock options outstanding of 0, 0, 2,570 and 1,802 for the forty-six weeks ended April 26, 2014, the six weeks ended June 11, 2013 and fiscal 2013 and fiscal 2012, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

The 2011 Debentures, had no impact on the Company’s denominator for computing diluted EPS because conditions under which the debentures could be converted and shares could be issued upon conversion had not been satisfied. See Note 10.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

NOTE 15—SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

As of April 26, 2014, the Company had one share-based employee compensation plan; the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan is subject to approval by the Company’s stockholders at the 2014 annual meeting of stockholders. On April 24, 2014, School Specialty, Inc.’s CEO was awarded 32 stock options under the 2014 Plan, contingent upon stockholder approval of the plan at the Annual Meeting of Stockholders to be held on September 4, 2014. Due to the pending stockholder approval, this award is not considered outstanding, nor granted in fiscal 2014.

Prior to the Effective Date, the Predecessor Company had three share-based employee compensation plans under which awards were outstanding as of April 27, 2013: the School Specialty, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), the School Specialty, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and the School Specialty, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). All plans were approved by the Predecessor Company’s stockholders.

A summary of option transactions for fiscal 2012, fiscal 2013, the six weeks ended June 11, 2013 and the forty-six weeks ended April 26, 2014 follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Predecessor Company
Balance at April 30, 2011	1,506	$31.35	988	$33.61

Granted	1,152	18.88
Canceled	(302)	32.10

Balance at April 28, 2012	2,356	$19.18	1,009	$32.20

Granted	463	2.85
Canceled	(269)	28.20

Balance at April 27, 2013	2,550	$15.27	1,207	$24.76

Canceled	(2,550)	15.27

Balance at June 11, 2013	—	$—	—	$—

In fiscal 2014 and fiscal 2013 there were no time-based non-vested stock unit awards granted.

In fiscal 2014 and fiscal 2013 there were no shares of restricted stock awarded.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

The following table presents the share-based compensation expense recognized for the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013 and fiscal 2013 and fiscal 2012:

	For the Fiscal Years Ended
	Successor Company		Predecessor Company
	Forty-Six Weeks Ended April 26, 2014		Six Weeks Ended June 11, 2013		April 27, 2013		April 28, 2012
	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$—	$—	$3,624	$—	$1,399	$856	$1,576	$965
Management NSUs	—	—	—	—	—	—	344	211
Director NSUs	—	—	—	—	141	86	198	121
Management RSUs	—	—	—	—	355	218	389	238

Total stock-based compensation expense	$—	$—	$3,624	$—	$1,895	$1,160	$2,507	$1,534

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations, other than reorganization expense recognized in the six weeks ended June 11, 2013 for cancellation of equity awards. The income tax benefit recognized related to share-based compensation expense was $0, $0, $735 and $972 for the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013 and fiscal years ended April 27, 2013 and April 28, 2012, respectively. Other than recording the effect of cancelling the equity awards, the Company recognized share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

The total unrecognized share-based compensation expense as of April 28, 2014, June 11, 2013, April 27, 2013 and April 28, 2012 were as follows:

	Successor Company	Predecessor Company
	April 26, 2014	June 11, 2013	April 27, 2013 (1)	April 28, 2012
Stock Options, net of estimated for features	$—	$—	$2,328	$3,002
NSUs	—	—	225	28
RSUs	—	—	1,071	1,239

(1)	The Company would normally expect to recognize this expense over a weighted average period of approximately 2.1 years. However, in conjunction with the Debtors’ Reorganization Plan which became effective on June 11, 2013 all Predecessor Company shares, options, NSUs and restricted shares that were outstanding on the Effective Date were canceled.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

As discussed above, there were no options considered granted or outstanding for the forty-six weeks ended April 26, 2014 or the six weeks ended June 11, 2013. The weighted average fair value of options granted during fiscal 2013 and 2012, was $1.27 and $3.40, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Fiscal 2013	Fiscal 2012
Average-risk free interest rate	0.93%	1.15%
Expected volatility	48.31%	40.81%
Expected term	5.5 years	5.5 years

	Fiscal 2013	Fiscal 2012
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	—	—
Income tax deficiency from the exercise of stock options	(91)	(352)

NOTE 16—SEGMENT INFORMATION

During the fourth quarter of fiscal 2014, the Company changed its operating segments in order to align its segments with changes in the management and reporting structure of the Company. Information for prior years has been restated to reflect the new reporting structure. The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Distribution and Curriculum, which also constitute its reportable segments. The change in the Company’s operating segments is a result of changes within its organizational management of the business, efficiencies obtained within the organization, and how management reviews results of the business on a monthly and quarterly basis. The Company operates principally in the United States, with limited operations in Canada. The Distribution segment offers products that include basic classroom supplies and office products, supplemental learning materials, physical education equipment, classroom technology, planning and student development, coordinated school health and furniture. The Curriculum segment is a PreK-12 curriculum-based publisher of proprietary and non-proprietary products in the categories of science and reading and literacy. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies. Intercompany eliminations represent intercompany sales primarily from the Curriculum segment to the Distribution segment, and the resulting profit recognized on such intercompany sales.

While a significant majority of revenue and assets are derived from the Company’s U.S. operations, the Company had Canadian revenue of $23,941, $1,873, $27,914, and $31,082 for the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal years 2013 and 2012, respectively, and long-term assets of $142, $929, and $10,842 as of April 26, 2014, April 27, 2013 and April 28, 2012, respectively. As of April 26, 2014, these long-term assets are primarily Property, Plant and Equipment. As of April 27, 2013 and April 28, 2012 these assets were primarily Goodwill and Intangible Assets. The majority of the revenue is reflected in the Curriculum segment and all of the assets are in the Curriculum segment.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

The following table presents segment information (information for prior years has been restated to reflect the new reporting structure):

	Successor Company	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013	Fiscal Year Ended April 28, 2012
Revenues:
Distribution	$493,359	$49,069	$583,705	$628,338
Curriculum	78,686	9,628	91,293	103,653
Corporate and intercompany eliminations	—	—	—	—

Total	$572,045	$58,697	$674,998	$731,991

Operating (loss) income and loss before taxes:
Distribution (1)	$18,922	$(2,643)	$(22,940)	$(50,959)
Curriculum (1)	(1,590)	(1,212)	(18,927)	(44,119)
Corporate and intercompany eliminations (2)	(14,828)	—	(7,533)	—

Operating loss	2,504	(3,855)	(49,400)	(95,078)
Interest expense and reorganization items, net	19,731	(81,564)	97,190	37,284

Income before provision for income taxes	$(17,227)	$77,709	$(146,590)	$(132,362)

	Successor	Predecessor	Predecessor
	April 26, 2014	April 27, 2013	April 28, 2012
Identifiable assets:
Distribution	$214,723	$216,195	$259,211
Curriculum	103,622	158,430	183,156
Corporate assets (3)	21,274	52,948	21,154

Total	$339,619	$427,573	$463,521

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

	Successor Company	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013	Fiscal Year Ended April 28, 2012
Depreciation and amortization of intangible assets and development costs:
Distribution	$15,704	$2,080	$23,184	$21,902
Curriculum	9,477	1,821	14,920	14,363
Corporate (4)	—	—	2,295	—

Total	$25,181	$3,901	$40,399	$36,265

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$11,626	$256	6,141	$10,294
Curriculum	6,290	450	7,422	8,412
Corporate	—	—	—	—

Total	$17,916	$706	13,563	$18,706

(1)	In the third quarter of fiscal 2013, the Company recorded an impairment charge related to its goodwill and indefinite-lived intangible assets of $3,893 and $41,896 in its Distribution and Curriculum Segments, respectively. In the third quarter of fiscal 2012, the Company recorded an impairment charge related to its goodwill and indefinite-lived intangible assets of $11,779 and $95,722 in its Distribution and Curriculum Segments, respectively.
(2)	Operating expenses in Corporate for the Successor’s forty-six week period ended April 26, 2014 and for the Predecessor’s fiscal 2013 were $14,828 and $7,533, respectively. The amount for the Successor represented restructuring and facility exit costs, costs incurred to implement process improvement actions and other bankruptcy-related costs. The amount for fiscal 2013 included professional expenses related to the period immediately prior to the Chapter 11 filing and expenses relate to lease rejections and facility closure.
(3)	Assets in Corporate include cash, restricted cash, capitalized debt issuance costs and investment in unconsolidated affiliate.
(4)	In fiscal 2013, the Company’s corporate segment recognized 2,295 of accelerated depreciation related to the closing of its Mt. Joy distribution center as part of the bankruptcy related lease rejection.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

which represented the amount of restricted account funds that had been released to Bayside in excess of the $21,000 settlement. The $5,399 consisted of a reduction of the early termination fee of $4,054 and a recovery of interest expense previously paid in fiscal 2014 of $1,345.

During the first quarter of fiscal 2013, the Company transferred $2,708 of cash into a restricted account. The funds in the restricted account serve as collateral primarily for the Company’s workmen’s compensation insurance and other lease obligations, secured by letters of credit. During the third and fourth quarters of fiscal 2013 and the first and second quarters of fiscal 2014, $972, $434, $601 and $701, respectively, was transferred from the restricted cash account as the letters of credit secured by these amounts were canceled. The Company currently has no restrictions on its cash balance. The restricted cash balances of $26,302 on April 27, 2013 approximated fair value.

NOTE 18—CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The financial statements below represent the condensed combined financial statements of the Predecessor Company (the “Debtors”) for fiscal 2013.

Intercompany transactions among the Debtors have been eliminated in the condensed combined financial statements contained herein. Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ condensed combined financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

DEBTORS’ BALANCE SHEET

April 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$16,764
Restricted cash	26,302
Accounts receivable, less allowance for doubtful accounts of $926	57,495
Inventories, net	92,345
Deferred catalog costs	8,924
Prepaid expenses and other current assets	29,806
Refundable income taxes	9,878

Total current assets	241,514
Property, plant and equipment, net	39,137
Investment in non-filing entities	26,842
Intangible assets, net	109,506
Development costs and other, net	30,079
Investment in unconsolidated affiliate	715

Total assets	$447,793

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities—long-term debt	$198,302
Accounts payable	22,785
Accrued compensation	6,851
Deferred revenue	2,237
Accrued fee for early termination of long-term debt	25,000
Other accrued liabilities	21,627

Total current liabilities	276,802
Long-term debt - less current maturities	—
Other liabilities	925
Liabilities subject to compromise	228,959

Total liabilities	506,686

Commitments and contingencies—Note 21
Stockholders’ equity (deficit):
Common stock, $0.001 par value per share	24
Capital paid-in excess of par value	446,231
Treasury stock, at cost 5,420,210 shares	(186,637)
Accumulated other comprehensive income	—
Accumulated deficit	(318,511)

Total stockholders’ equity (deficit)	(58,893)

Total liabilities and stockholders’ equity (deficit)	$447,793

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

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

DEBTORS’ STATEMENT OF COMPREHENSIVE LOSS

For the Fiscal Year Ended April 27, 2013
Net Loss Attributable to Debtor Entities	$(138,818)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—

Total comprehensive loss, net of tax	$(138,818)

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

DEBTORS’ STATEMENT OF CASH FLOWS

For Fiscal Year Ended April 27, 2013
Cash flows from operating activities:
Net loss attributable to Debtor entities	$(138,818)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	33,029
Amortization of development costs	7,179
Losses of unconsolidated affiliate	1,436
Loss on early extinguishment of debt	10,201
Early termination of long-term indebtedness	1,247
Fees related to DIP financing	9,855
Amortization of debt fees and other	2,019
Share-based compensation expense	1,846
Impairment of goodwill and intangible assets	36,010
Impairment of investment in unconsolidated affiliate	7,749
Impairment of long-term asset	1,414
Deferred taxes	5,193
Non-cash convertible debt interest expense	6,828
Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	3,753
Inventories	8,024
Deferred catalog costs	2,813
Prepaid expenses and other current assets	(19,965)
Accounts payable	505
Accrued liabilities	12,334
Accrued bankruptcy related reorganization costs	6,188

Net cash used in operating activities	(1,160)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,702)
Proceeds from note receivable	3,000
Change in restricted cash	(26,302)
Investment in product development costs	(7,579)
Investment in product line	(1,250)

Net cash used in investing activities	(36,833)

Cash flows from financing activities:
Proceeds from bank borrowings	1,029,131
Repayment of debt and capital leases	(1,110,809)
DIP proceeds from bank borrowings	307,636
DIP repayment of debt and capital leases	(149,850)
Early termination of long-term indebtedness	(1,247)
Fees related to DIP financing	(9,855)
Payment of debt fees and other	(10,404)

Net cash provided by financing activities	54,602

Net increase in cash and cash equivalents	16,609
Cash and cash equivalents, beginning of period	155

Cash and cash equivalents, end of period	$16,764

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

The following table reflects pre-petition liabilities that were subject to compromise for the Debtors.

April 27, 2013
Accounts payable	$51,951
2011 Debentures	163,688
Pre-petition accrued interest on 2011 Debentures	979
Sale-leaseback obligations	11,684
Payables and advances to non-filing entities	657

Liabilities subject to compromise	$228,959

The Debtors’ financial information for the six week period ended June 11, 2013 is not separately presented as non-debtor activity for this period was not material.

NOTE 19—GAIN ON SALE OF PRODUCT LINE

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

NOTE 20—RESTRUCTURING

In fiscal 2014 and 2013, the Company recorded restructuring costs associated with closure or disposal of distribution centers and severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs for the forty-six weeks ended April 26, 2014, the six weeks ended June 11, 2013 and the fiscal year ended April 27, 2013.

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring at April 28, 2012 (Predecessor)	$80	$338	$705	$1,123
Amounts charged to expense	381	400	780	1,561
Payments	(482)	(589)	(897)	(1,968)

Accrued Restructuring at April 27, 2013 (Predecessor)	$(21)	$149	$588	$716

Amounts charged to expense	21	(15)	(167)	(161)
Payments	—	—	—	—

Accrued Restructuring Costs at June 11, 2013 (Predecessor)	$—	$134	$421	$555

Reclassification	406	—	(406)	—
Amounts charged to expense	123	459	3,628	4,210
Payments	(529)	(535)	(3,508)	(4,572)

Accrued Restructuring at April 26, 2014 (Successor)	$—	$58	$135	$193

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

(In Thousands, Except Per Share Amounts)

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

NOTE 22—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for fiscal 2014 and fiscal 2013:

	Fiscal 2014
	Predecessor Company	Successor Company
	6 weeks	7 weeks	Second	Third	Fourth	Total
Revenues	$58,697	$143,499	$245,629	$74,664	$108,253	$572,045
Gross profit	23,618	59,758	93,205	26,448	42,789	$222,200
Operating income (loss)	(3,855)	21,296	19,243	(24,653)	(13,382)	$2,504
Net income (loss)	76,068	16,943	14,697	(30,135)	(18,990)	$(17,485)

Basic earnings per share of common stock:
Earnings/(loss)	$4.02	$16.94	$14.70	$(30.14)	$(18.99)	$(17.49)

Diluted earnings per share of common stock:
Earnings/(loss)	$4.02	$16.94	$14.70	$(30.14)	$(18.99)	$(17.49)

	Fiscal 2013
	First	Second	Third	Fourth	Total
Revenues	$252,139	$236,866	$80,791	$105,202	$674,998
Gross profit	103,597	92,700	29,406	38,177	263,880
Operating income (loss)	28,481	25,336	(76,612)	(26,605)	(49,400)
Earnings (loss), net of income taxes	18,256	14,264	(108,509)	(70,267)	(146,256)
Equity in (losses) earnings of unconsolidated affiliate, net of tax	119	(137)	(1,418)	—	(1,436)
Net income (loss)	18,375	14,127	(109,927)	(70,267)	(147,692)

Basic earnings per share of common stock:
Earnings/(loss)	$0.97	$0.75	$(5.81)	$(3.72)	$(7.81)

Diluted earnings per share of common stock:
Earnings/(loss)	$0.97	$0.75	$(5.81)	$(3.72)	$(7.81)

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND

FISCAL YEARS ENDED APRIL 27, 2013 AND APRIL 28, 2012

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria, management concluded that the Company’s internal control over financial reporting was not effective for the purposes set forth in the definition of the Exchange Act rules due to a material weakness in internal control over financial reporting related to accounting for non-routine transactions as of April 26, 2014.

Changes in Internal Controls

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on September 4, 2014, under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on September 4, 2014, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d)	We have adopted a Code of Ethics that applies to our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is posted on our internet website at www.schoolspecialty.com. We intend to satisfy the disclosure requirement under Item 406 of Regulation S-K by posting such information on our internet website.

(e)	There were no material changes in fiscal 2014 to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on September 4, 2014, under the captions “Executive Compensation Discussion and Analysis,” and which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on September 4, 2014, under the captions “Proposal Two: Approval of the 2014 Incentive Plan of School Specialty, Inc.—Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners”, which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on September 4, 2014, under the captions “Related Party Transactions” and “Corporate Governance,” which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on September 4, 2014, under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements (See Part II, Item 8).

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 26, 2014 (Successor) and April 27, 2013 (Predecessor)

Consolidated Statements of Operations for the forty-six weeks ended April 26, 2014 (Successor), the six weeks ended June 11, 2013 and the fiscal years ended April 27, 2013 and April 28, 2012 (Predecessor)

Consolidated Statements of Comprehensive Income (Loss) for the forty-six weeks ended April 26, 2014 (Successor), the six weeks ended June 11, 2013 and the fiscal years ended April 27, 2013 and April 28, 2012 (Predecessor)

Consolidated Statements of Stockholders’ Equity (Deficit) for the forty-six weeks ended April 26, 2014 (Successor), the six weeks ended June 11, 2013 and the fiscal years ended April 27, 2013 and April 28, 2012 (Predecessor)

Consolidated Statements of Cash Flows for the forty-six weeks ended April 26, 2014 (Successor), the six weeks ended June 11, 2013 and the fiscal years ended April 27, 2013 and April 28, 2012 (Predecessor)

Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedule (See Exhibit 99.1).

Schedule for the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013 and the fiscal years ended April 27, 2013 and April 28, 2012: Schedule II—Valuation and Qualifying Accounts.

(a)(3)    Exhibits.

See (b) below

(b)    Exhibits.

See the Exhibit Index, which is incorporated by reference herein

(c)    Financial Statements Excluded from Annual Report to Stockholders.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 9, 2014.

SCHOOL SPECIALTY, INC.

By:	/s/ Joseph M. Yorio
Joseph M. Yorio
President and Chief Executive Officer
(Principal Executive Officer)

Each person whose signature appears below hereby constitutes and appoints Joseph M. Yorio and Kevin L. Baehler, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Joseph M. Yorio Joseph M. Yorio	President and Chief Executive Officer (Principal Executive Officer)	July 9, 2014

/s/ Kevin L. Baehler Kevin L. Baehler	Senior Vice President, Corporate Controller and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	July 9, 2014

/s/ James R. Henderson James R. Henderson	Chairman of the Board	July 9, 2014

/s/ Justin Lu Justin Lu	Director	July 9, 2014

/s/ Madhu Satyanarayana Madhu Satyanarayana	Director	July 9, 2014

INDEX TO EXHIBITS

Exhibit Number	Document Description
2.1	Plan of Merger entered into between School Specialty, Inc. a Wisconsin corporation and SSI Merger Sub Inc., a Delaware corporation, dated as of June 11, 2013, incorporated herein by reference to Exhibit 2.1 to School Specialty, Inc.’s Current Report on Form 8-K filed June 17, 2013.

3.1	Amended and Restated Certificate of Incorporation of School Specialty, Inc., as filed on June 11, 2013, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form 8-A of School Specialty, Inc. filed June 11, 2013.

3.2	Bylaws of School Specialty, Inc., dated June 11, 2013, incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form 8-A of School Specialty, Inc. filed June 11, 2013.

10.1	Senior Secured Super Priority Debtor-in-Possession Credit Agreement dated as of January 31, 2013 by and among School Specialty, Inc., certain of its subsidiaries, Bayside Finance, LLC (as Administrative Agent and Collateral Agent), and the lenders party thereto, incorporated herein by reference to Exhibit 10.24 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.2	Security and Pledge Agreement among the Grantors set forth therein and Bayside Finance, LLC, dated as of January 31, 2013, incorporated herein by reference to Exhibit 10.25 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.3	Debtor-in-Possession Credit Agreement dated as of January 31, 2013 by and among Wells Fargo Capital Finance, LLC, as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner, and GE Capital Markets, Inc., as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent, General Electric Capital Corporation, as Syndication Agent, the lenders party thereto, School Specialty, Inc. and certain of its subsidiaries, incorporated herein by reference to Exhibit 10.28 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.4	Guaranty and Security Agreement among the Grantors set forth therein and Wells Fargo Capital Finance, LLC, dated as of January 31, 2013, incorporated herein by reference to Exhibit 10.29 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.5	Amendment No. 1 to Debtor-in-Possession Credit Agreement dated as of February 27, 2013 by and among Wells Fargo Capital Finance, LLC, as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner, and GE Capital Markets, Inc., as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent, General Electric Capital Corporation, as Syndication Agent, the lenders party thereto, School Specialty, Inc. and certain of its subsidiaries, incorporated herein by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended January 26, 2013, incorporated herein by reference to Exhibit 10.30 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.6	Amendment No. 2 to Debtor-in-Possession Credit Agreement dated as of April 12, 2013 by and among Wells Fargo Capital Finance, LLC, as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner, and GE Capital Markets, Inc., as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent, General Electric Capital Corporation, as Syndication Agent, the lenders party thereto, School Specialty, Inc. and certain of its subsidiaries, incorporated herein by reference to Exhibit 10.31 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

Exhibit Number	Document Description
10.7	Amendment No. 3 to Debtor-in-Possession Credit Agreement dated as of April 23, 2013 by and among Wells Fargo Capital Finance, LLC, as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner, and GE Capital Markets, Inc., as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent, General Electric Capital Corporation, as Syndication Agent, the lenders party thereto, School Specialty, Inc. and certain of its subsidiaries, incorporated herein by reference to Exhibit 10.32 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.8	Offer letter by and between School Specialty, Inc. and Patrick T. Collins, dated August 6, 2012, incorporated herein by reference to Exhibit 10.33 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.9	Senior Secured Super Priority Debtor-In-Possession Credit Agreement dated as of February 27, 2013 by and among School Specialty, Inc., certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent, and the lenders party thereto, incorporated herein by reference to Exhibit 10.34 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.10	Security and Pledge Agreement dated as of February 27, 2013 by and among School Specialty, Inc., U.S. Bank National Association, et al, incorporated herein by reference to Exhibit 10.35 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.11	Amendment No. 1 to Senior Secured Super Priority Debtor-In-Possession Credit Agreement dated as of April 12, 2013 by and among School Specialty, Inc., certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent, and the lenders party thereto, incorporated herein by reference to Exhibit 10.36 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.12	Amendment No. 2 to Senior Secured Super Priority Debtor-In-Possession Credit Agreement dated as of May 3, 2013 by and among School Specialty, Inc., certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent, and the lenders party thereto, incorporated herein by reference to Exhibit 10.37 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.13	Amendment No. 3 to Senior Secured Super Priority Debtor-In-Possession Credit Agreement dated as of May 21, 2013 by and among School Specialty, Inc., certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent, and the lenders party thereto, incorporated herein by reference to Exhibit 10.38 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.14	Loan Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Bank of America, N.A. as agent, incorporated herein by reference to Exhibit 10.39 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.15	Credit Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent, incorporated herein by reference to Exhibit 10.40 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.16	Guarantee and Collateral Agreement dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Bank of America, N.A, incorporated herein by reference to Exhibit 10.41 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.17	Guarantee and Collateral Agreement dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Credit Suisse AG, as Collateral Agent, incorporated herein by reference to Exhibit 10.42 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

Exhibit Number	Document Description
10.18*	Retention Agreement dated August 19, 2013, by and between David N. Vander Ploeg and School Specialty, Inc., incorporated by reference to Exhibit 10.7 of School Specialty, Inc.’s Quarterly Report on Form 10-Q dated September 16, 2013.

10.19*	Transition and Separation Agreement and Mutual General Release, dated July 22, 2013, by and between Michael P. Lavelle and School Specialty, Inc., incorporated by reference to Exhibit 10.8 of School Specialty Inc.’s Quarterly Report on Form 10-Q dated September 16, 2013.

10.20	Letter Agreement dated July 22, 2013, by and between James R. Henderson and School Specialty, Inc., incorporated by reference to Exhibit 10.9 of School Specialty Inc.’s Quarterly Report on Form 10-Q dated September 16, 2013.

10.21*	Management Incentive Plan for Fiscal 2014, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated October 28, 2013.

10.22*	Letter to Pat Collins dated September 18, 2013, incorporated by reference to Exhibit 10.2 of School Specialty’s Current Report on Form 8-K dated October 28, 2013.

10.23	Stipulation Approving the Settlement of (I) the Creditors’ Committee’s Appeal of the Make-Whole Order, and (II) the Creditors’ Committee’s Adversary Proceeding, Approved October 24, 2013, incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K filed October 31, 2013.

10.24*	Employment Agreement dated April 23, 2014 between Joseph M. Yorio and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated April 28, 2014.

10.25*	Stock Option Agreement dated April 24, 2014 between Joseph M. Yorio and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated April 28, 2014.

10.26*	2014 Incentive Plan, incorporated by reference to Exhibit 10.3 of School Specialty’s Current Report on Form 8-K dated April 28, 2014.

10.27*	Form of Executive Stock Option Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 27, 2014.

10.28*	Form of Director Stock Appreciation Right Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 29, 2014.

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

21.1	Subsidiaries of School Specialty, Inc.

31.1	Rule13a-14(a)/15d-14(a) Certification, by Chief Executive Officer.

31.2	Rule13a-14(a)/15d-14(a) Certification, by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

99.1	Schedule II—Valuation and Qualifying Accounts.

101	The following materials from School Specialty, Inc.’s Annual Report on Form 10-K for the year ended April 26, 2014 are furnished herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.