Form 10-Q
period 2014-07-26
SCHOOL SPECIALTY INC
filed 2014-09-04
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 26, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 4, 2014
Common Stock, $0.001 par value	1,000,004

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 26, 2014

		Page Number
PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at July 26, 2014, April 26, 2014 and July 27, 2013 (Successor Company)	2

	Condensed Consolidated Statements of Operations for the Three Months Ended July 26, 2014 and Seven Weeks Ended July 27, 2013 (Successor Company) and Six Weeks Ended June 11, 2013 (Predecessor Company)	3

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended July 26, 2014 and Seven Weeks Ended July 27, 2013 (Successor Company) and Six Weeks Ended June 11, 2013 (Predecessor Company)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 26, 2014 and Seven Weeks Ended July 27, 2013 (Successor Company) and Six Weeks Ended June 11, 2013 (Predecessor Company)	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	31

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38

ITEM 4.	CONTROLS AND PROCEDURES	38

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS	39

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	Successor Company
	July 26, 2014	April 26, 2014	July 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,281	$9,008	$9,787
Restricted cash	—	—	25,820
Accounts receivable, less allowance for doubtful accounts of $1,701, $984 and $2,176, respectively	135,842	62,631	138,879
Inventories	109,722	93,387	104,868
Deferred catalog costs	4,497	8,057	5,793
Prepaid expenses and other current assets	19,242	18,043	26,667
Refundable income taxes	7	—	5,334
Assets held for sale	2,200	2,200	—

Total current assets	280,791	193,326	317,148
Property, plant and equipment, net	38,557	39,045	46,309
Goodwill	21,588	21,588	23,661
Intangible assets, net	47,130	48,251	47,427
Development costs and other	34,132	36,646	38,042
Deferred taxes long-term	13	48	51
Investment in unconsolidated affiliate	715	715	715

Total assets	$422,926	$339,619	$473,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities—long-term debt	$72,475	$12,388	$62,229
Accounts payable	53,443	42,977	49,124
Accrued compensation	7,376	8,966	7,597
Deferred revenue	2,926	2,613	2,605
Accrued fee for early termination of long-term debt	—	—	25,582
Other accrued liabilities	16,672	14,460	34,467

Total current liabilities	152,892	81,404	181,604
Long-term debt—less current maturities	156,331	153,987	152,932
Other liabilities	998	1,171	925

Total liabilities	310,221	236,562	335,461

Commitments and contingencies—Note 18
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	1	1
Capital in excess of par value	119,391	120,955	120,955
Accumulated other comprehensive loss	(216)	(414)	(7)
Retained earnings (accumulated deficit)	(6,471)	(17,485)	16,943

Total stockholders’ equity	112,705	103,057	137,892

Total liabilities and stockholders’ equity	$422,926	$339,619	$473,353

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	Successor Company		Predecessor Company
	Three Months Ended July 26, 2014	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013
Revenues	$199,469	$143,499	$58,697
Cost of revenues	120,903	83,741	35,079

Gross profit	78,566	59,758	23,618
Selling, general and administrative expenses	61,942	35,867	27,473
Facility exit costs and restructuring	133	2,595	—

Operating income (loss)	16,491	21,296	(3,855)
Other expense (income):
Interest expense	5,275	2,821	3,235
Change in fair value of interest rate swap	(13)	—	—
Reorganization items, net	271	1,280	(84,799)

Income before provision for (benefit from) income taxes	10,958	17,195	77,709
Provision for (benefit from) income taxes	(56)	252	1,641

Net income	$11,014	$16,943	$76,068

Weighted average shares outstanding:
Basic	1,000	1,000	18,922
Diluted	1,000	1,000	18,922
Net Income per Share:
Basic	$11.01	$16.94	$4.02
Diluted	$11.01	$16.94	$4.02

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Successor Company		Predecessor Company
	Three Months Ended July 26, 2014	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013
Net income	$11,014	$16,943	$76,068
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	198	(7)	(101)

Total comprehensive income	$11,212	$16,936	$75,967

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Successor Company		Predecessor Company
	Three Months Ended July 26, 2014	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013
Cash flows from operating activities:
Net income	$11,014	$16,943	$76,068
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible asset amortization expense	4,370	2,866	2,983
Amortization of development costs	3,671	1,478	918
Non-cash reorganization items	—	—	(99,668)
Amortization of debt fees and other	582	392	9
Change in fair value of interest rate swap	(13)	—	—
Deferred taxes	28	—	—
Non-cash interest expense	799	—	—
Changes in current assets and liabilities:
Accounts receivable	(73,161)	(72,188)	(8,011)
Inventories	(16,328)	(2,182)	(18,255)
Deferred catalog costs	3,560	1,377	1,754
Prepaid expenses and other current assets	(1,397)	5,010	722
Accounts payable	10,397	10,879	11,012
Accrued liabilities	980	(6,067)	12,488

Net cash used in operating activities	(55,498)	(41,492)	(19,980)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,770)	(514)	(243)
Change in restricted cash	—	482	—
Investment in product development costs	(1,538)	(880)	(463)
Proceeds from disposal of property, plant and equipment	11	—	—

Net cash used in investing activities	(4,297)	(912)	(706)

Cash flows from financing activities:
Proceeds from bank borrowings	106,766	37,042	7,561
Repayment of bank borrowings	(46,698)	—	(148,619)
Issuance of debt	—	—	165,924
Payment of debt fees and other	—	(385)	(9,415)

Net cash provided by financing activities	60,068	36,657	15,451

Net increase/(decrease) in cash and cash equivalents	273	(5,747)	(5,235)
Cash and cash equivalents, beginning of period	9,008	15,534	20,769

Cash and cash equivalents, end of period	$9,281	$9,787	$15,534

Supplemental disclosures of cash flow information:
Interest paid	$3,848	$2,152	$5,578
Income taxes paid, net	164	$—	$—
Bankruptcy related reorganization costs paid (included in operating activities, above)	$266	$4,011	$3,802
Non-cash financing activity—deferred cash payment obligations	$1,564	$—	$—

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature unless otherwise noted) considered necessary for a fair presentation have been included. The balance sheet at April 26, 2014 has been derived from School Specialty, Inc.’s (“School Specialty” or the “Company”) audited financial statements for the fiscal year ended April 26, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 26, 2014.

During the period January 28, 2013 through June 11, 2013, School Specialty, Inc. and certain of its subsidiaries operated as debtors-in-possession under bankruptcy court jurisdiction (see Note 3). In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 852, Reorganizations, for periods including and subsequent to the filing of the Chapter 11 petition, all expenses, gains and losses that resulted from the reorganization were reported separately as reorganization items in the Consolidated Statements of Operations. Net cash used for reorganization items was disclosed separately in the Consolidated Statements of Cash Flows, and liabilities subject to compromise were reported separately in the Consolidated Balance Sheets.

As discussed in Note 4 – Fresh Start Accounting, as of June 11, 2013 (the “Effective Date”), the Company adopted fresh start accounting in accordance with ASC 852. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements as of July 26, 2014, April 26, 2014 and July 27, 2013 and for the three months ended July 26, 2014 and the seven weeks ended July 27, 2013 and any references to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2014. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 on its consolidated financial statements.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

2014 Incentive Plan

The Reorganization Plan provides that, following the Effective Date, the board of directors of the reorganized Company will determine the terms of an incentive plan permitting the reorganized Company to grant participating employees, officers and directors of the reorganized Company, shares of common stock of the reorganized Company and/or options to acquire shares of common stock, and/or to provide such participating employees, officers and directors with such other consideration, including cash bonuses, as the new board of directors may determine. On April 24, 2014, the board of directors adopted the 2014 Incentive Plan (the “2014 Plan”), subject to stockholder approval at the 2014 annual meeting of stockholders. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units as well as incentive awards. Directors, employees and consultants of the Company and any subsidiary of the Company are eligible to participate in the 2014 Plan. See also Note 9 – Share-Based Compensation Expense.

Financial Statement Presentation

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

In connection with the Company’s emergence from Chapter 11, the Company was required to adopt fresh start accounting as of June 11, 2013 in accordance with ASC 852 “Reorganizations”. The Company elected to use June 8, 2013 (the “Convenience Date”), which was the week ended date nearest to the Effective Date, to avoid disruption to the Company’s weekly accounting processes. The Company performed a qualitative and quantitative assessment in order to determine the appropriateness of using the Convenience Date for fresh start accounting instead of the Effective Date. The Company’s assessment determined that the use of the Convenience Date did not have a material impact on either the predecessor or successor periods in the current fiscal year and there were no qualitative factors that would preclude the use of the Convenience Date for accounting and reporting purposes. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements as of July 26, 2014, April 26, 2014 and July 27, 2013 and for the three months ended July 26, 2014 and the seven weeks ended July 27, 2013 and any references to “Successor” or “Successor Company” show the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence. Prior to the Effective Date, the Predecessor Company’s financial statements included in this Quarterly Report on Form 10-Q do not reflect or provide for the consequences of the Chapter 11 bankruptcy proceeding.

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

The adjustments presented below were made to the June 11, 2013 condensed consolidated balance sheet and contain estimates of fair value. Estimates of fair value represent the Company’s best estimates, which are based on industry and data trends, and by reference to relevant market rates and discounted cash flow valuation methods, among other factors. The determination of the fair value of assets and liabilities was subject to significant estimation and assumptions. In accordance with ASC No. 805, the allocation of the reorganization value was subject to additional adjustment until the Company completed its analysis. This analysis was finalized in the first quarter of fiscal 2015. The table below represents the final determination of the fair value of individual assets and liabilities.

The condensed consolidated balance sheet, reorganization adjustments and fresh start adjustments presented below summarize the impact of the Reorganization Plan and the adoption of fresh start accounting as of the Effective Date.

Certain of the fresh start adjustments were updated between the Effective Date and finalization of fresh start accounting during the three months ended July 26, 2014. During the three months ended July 26, 2014, the Successor Company updated the estimated value of holders of unsecured claims that elect to provide the Company with customary trade terms and thereby recover 45% of their claims, per the Reorganization Plan (see Notes 3 and 7).

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 11, 2013

	June 11, 2013
	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current assets:
Cash and cash equivalents	$11,052	$4,363	(1)	$—		$15,415
Restricted cash	26,421	—		—		26,421
Accounts receivable	66,894	—		(250	)(8)	66,644
Inventories	110,830	—		(8,147	)(8)	102,683
Other current assets	45,819	321	(2)	(788	)(8)	45,352

Total current assets	261,016	4,684		(9,185)		256,515
Property, plant and equipment, net	37,604	(6,202	)(2)	14,148	(8)	45,550
Goodwill	—	—		21,588	(8)(9)	21,588
Intangible assets, net	109,155	—		(56,795	)(8)	52,360
Development costs and other	31,142	8,255	(3)	—		39,397

Total assets	$438,917	$6,737		$(30,244)		$415,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,226	$—		$—		$38,226
Accrued compensation	7,229	(315	)(2)	—		6,914
Other accrued liabilities	60,301	9,947	(2)(4)(6)	22	(8)	70,270

Total current liabilities	105,756	9,632		22		115,410
Long-term debt	205,863	(39,939	)(5)	—		165,924
Other liabilities	925	12,195	(2)(6)	—		13,120
Liabilities subject to compromise	223,988	(223,988	)(6)	—		—

Total liabilities	$536,532	$(242,100)		$22		$294,454

Commitments and contingencies
Stockholders’ equity:
Common stock—Predecessor	$24	$(24	)(7)	$—		$—
Capital in excess of par value—Predecessor	446,232	(446,232	)(7)	—		—
Treasury Stock—Predecessor	(186,637)	186,637	(7)	—		—
Accumulated (deficit) and other comprehensive income—Predecessor	(357,234)	387,500	(7)	(30,266	)(7)(8)	—
Common stock—Successor	—	1	(7)	—		1
Capital in excess of par value—Successor	—	120,955	(7)	—		120,955

Total stockholders’ equity	(97,615)	248,837		(30,266)		120,956

Total liabilities and stockholders’ equity	$438,917	$6,737		$(30,244)		$415,410

(1)	The Company deposited $7,647 of proceeds from its exit financing into a segregated cash account which is used to pay administrative claims and certain advisors in the bankruptcy proceedings. The Company utilized $3,284 of its cash balance immediately prior to emergence to fund a portion of the cash requirements from exit financing.
(2)	The Company recorded adjustments related to various contract rejections or amendments completed as part of the Reorganization Plan. This included a $6,202 write down of property, plant and equipment related to the amendment of capital lease obligations for the Mansfield, OH distribution center and the rejection of capital lease obligations for the Company’s Agawam, MA property. In addition, the Company recorded $920 related to various contract damages relating to lease rejections and severance obligations, classified between long-term and short-term liabilities.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(3)	In connection with entering into the exit credit facilities, the Company capitalized $8,255 of deferred financing costs.
(4)	Pursuant to the Chapter 11 Cases, additional professional fees of $2,057 were recorded. In addition, certain administrative and convenience claims of $8,435 were recorded as current liabilities, offset by accrued interest expense converted to new Successor Company equity.
(5)	The table below presents refinancing of the Predecessor long-term debt. The Company issued $78,620 of new Successor Company equity (including $21,375 in excess of debt carrying amount), partially offset by $17,306 of debt discount and other financing costs. The current portion of the reorganized debt was $25,251, which includes of $23,823 of new Successor Company ABL loan.

June 11, 2013
Predecessor Company long-term debt	$205,863
Reorganization adjustments:
Issuance of Successor Company equity	(78,620)
Equity issuance in excess of debt carrying amount	21,375
Financing costs and professional fees paid with exit financing	17,306

Reorganized Successor Company long-term debt	$165,924

(6)	Liabilities subject to compromise generally refer to pre-petition obligations, secured or unsecured, that may be impaired by a plan of reorganization. FASB ASC 852 requires such liabilities, including those that became known after filing the Chapter 11 petitions, be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represented the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process. Liabilities subject to compromise also includes items that may be assumed under the Reorganization Plan, and may be subsequently reclassified to liabilities not subject to compromise. Liabilities subject to compromise also include certain pre-petition liabilities including accrued interest and accounts payable. At April 27, 2013, liabilities subject to compromise were $228,302, of which administrative claim payments of $4,314 were made in the Predecessor period of fiscal 2014. The table below identifies the principal categories of liabilities subject to compromise at June 11, 2013:

June 11, 2013
Accounts payable	$47,683
2011 Debentures	163,688
Pre-petition accrued interest on 2011 Debentures	979
Sale-leaseback obligations	11,638

Liabilities subject to compromise	$223,988

(7)	The Company recorded elimination of (1) the Predecessor Company’s common stock, (2) the Predecessor Company’s capital in excess of par value, net of stock options cancellation of $3,624, (3) the Predecessor Company’s treasury stock, and (4) the Predecessor Company’s accumulated deficit and accumulated other comprehensive loss. The following table represents reorganization value to be allocated to assets reconciled to the Successor Company Equity. The Company recorded Successor Company common stock of $1 and capital in excess of par value of $120,955.

June 11, 2013
Total reorganization value to be allocated to assets	$415,410
Less: Debt	(179,044)
Less: Other liabilities	(115,410)

Successor Company Equity	$120,956

The above estimated amounts were updated during the three months ended July 26, 2014 (see Note 7).

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(8)	The following table represents the adjustments for fresh start accounting primarily related to recording goodwill, recording our intangible assets, fixed assets, and other assets and liabilities at fair value and related deferred income taxes in accordance with ASC 805. Additionally, such fresh start accounting adjustments reflect the increase in inventory reserve of $6,600, and elimination of certain capitalized costs of $1,426. The Company also recorded other fresh start accounting adjustments relating to (1) deferred rent included in current liabilities, (2) vendor rebates receivables in current assets, and (3) other current assets and liabilities as a result of fresh start accounting. In addition, the impact of fresh start accounting adjustments on the accumulated retained earnings was eliminated.

June 11, 2013
Fresh start accounting adjustments:
Goodwill	$21,588
Fair value adjustment to intangible assets	(56,795)
Fair value adjustment to fixed assets	15,522
Fresh start accounting adjustments relating to inventory	(8,147)
Other fresh start accounting adjustments	(2,434)

Total fresh start accounting adjustments	$(30,266)

(9)	The following table represents a reconciliation of the enterprise value attributed to assets, determination of the total reorganization value to be allocated to these assets and the determination of goodwill:

June 11, 2013
Enterprise value attributed to School Specialty.	$300,000
Plus: other liabilities (excluding debt)	115,410

Total reorganization value to be allocated to assets	415,410
Less: fair value assigned to tangible and intangible assets	(393,822)

Value of School Specialty assets in excess of fair value (Goodwill)	$21,588

NOTE 5 – REORGANIZATION ITEMS, NET

Reorganization items directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code have been recorded on a separate line item on the condensed consolidated statements of operations. The following table displays the details of reorganization items for the three months ended July 26, 2014, the seven weeks ended July 27, 2013 and the six weeks ended June 11, 2013:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Successor Company	Successor Company	Predecessor Company
	Three Months Ended July 26, 2014	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013
Liabilities subject to compromise..	$—	$—	$223,988
Issuance of capital in excess of par value	—	—	(42,335)
Reclassified into other balance sheet liability accounts.	—	—	(19,710)

Settlement of liabilities subject to compromise.	$—	$—	$161,943
Fresh start accounting adjustments:
Goodwill	$—	$—	$21,588
Fair value adjustment to intangible assets	—	—	(56,795)
Fair value adjustment to fixed assets	—	—	15,522
Fresh start accounting adjustments relating to inventory	—	—	(8,147)
Other fresh start accounting adjustments	—	—	(2,434)

Total fresh start accounting adjustments	$—	$—	$(30,266)
Other reorganization adjustments:
Asset write-downs due to contract rejections	$—	$—	$(7,011)
Professional fees	271	1,280	(10,512)
Cancellation of equity-based awards	—	—	(3,624)
Financing fees	—	—	(2,853)
Issuance of equity in excess of debt carrying amount	—	—	(21,375)
Other	—	—	(1,503)

Total other reorganization adjustments	$271	$1,280	$(46,878)

Total Reorganization items, net	$271	$1,280	$84,799

The 2011 Debentures and related accrued interest within the liabilities subject to compromise at June 11, 2013 were settled by the issuance of new common stock representing 35% ownership in the Successor Company, with an estimated fair value of $42,335. The portion of accounts payable within the liabilities subject to compromise that will be paid in accordance with the Reorganization Plan were classified between long-term and short-term liabilities. Administrative claims totaling $8,335 were classified as short-term with any remaining recoveries under the Reorganization Plan classified as Deferred Cash Payments in long-term debt (see Note 14 of the Notes to Condensed Consolidated Financial Statements – Debt). Since the value of Common Stock issued and the amounts to be paid in cash at a later date were less than the liabilities subject to compromise, the Predecessor Company recorded a gain on reorganization of $161,943 for the six weeks ended June 11, 2013.

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

Pursuant to the Reorganization Plan, on the Effective Date, the Company realized cancellation of indebtedness income. During the six weeks ended June 11, 2013, the Company excluded from taxable income $129,084 of cancellation of indebtedness income as defined under Internal Revenue Code (“IRC”) Section 108. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income. As a result, the Company reduced the available federal and state net operating loss carryforward and adjusted the tax reporting basis of tangible and intangible assets for the discharge of indebtedness income. In addition to the adjustment to the tax reporting basis as described above, the fresh start accounting adjustments also created additional basis differences between income tax and financial reporting.

The Company has determined that an ownership change occurred in fiscal 2013 that is subject to IRC Section 382. Due to the limitations imposed under Section 382, certain federal and state deferred tax attributes may be significantly reduced over the next five years.

In fiscal 2012, the Company concluded that the realization of a majority of the deferred tax assets did not meet the more likely than not threshold, and recorded a tax valuation allowance of $32,638. In fiscal 2013, the Company increased its tax valuation allowance to $71,272. As of April 26, 2014, the Company reduced its valuation allowance to $30,573 related to the reduction of tax attributes associated with the cancellation of indebtedness and other fresh start adjustments. At the end of fiscal 2014 and at the end of the first quarter of fiscal 2015 there was a full valuation allowance against all the Company’s deferred tax assets. As of July 26, 2014, the Company had an immaterial amount of unremitted earnings from foreign investments.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at July 26, 2014, April 26, 2014 and July 27, 2013, was $398, $398 and $925, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity during the three months ended July 26, 2014 (Successor Company), six weeks ended June 11, 2013 (Predecessor Company) and seven weeks ended July 27, 2013 (Successor Company), were as follows:

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, April 26, 2014 (Successor Company)	$1	$120,955	$(17,485)	$—	$(414)	$103,057
Net income	—	—	11,014	—	—	11,014
Foreign currency translation adjustment	—	—	—	—	198	198
Change in Fresh Start estimate	—	(1,564)	—	—	—	(1,564)

Balance, July 26, 2014 (Successor Company)	$1	$119,391	$(6,471)	$—	$(216)	$112,705

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance, April 27, 2013 (Predecessor Company)	$24	$446,232	$(361,192)	$(186,637)	$22,381	$(79,192)
Net income	—	—	76,068	—	—	76,068
Foreign currency translation adjustment					(101)	(101)
Cancellation of Predecessor Company common stock	(24)	—	—	—	—	(24)
Elimination of Predecessor Company capital in excess of par	—	(446,232)	—	—	—	(446,232)
Elimination of Predecessor Company accumulated deficit	—	—	285,124	—	—	285,124
Elimination of Predecessor Company treasury stock	—	—	—	186,637	—	186,637
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	—	(22,280)	(22,280)

Balance, June 11, 2013 (Predecessor Company)	$—	$—	$—	$—	$—	$—

Issuance of Successor Company Common Stock	$1	$—	$—	$—	$—	$1
Establishment of Successor Company capital in excess of par	—	120,955	—	—	—	120,955

Balance, June 12, 2013 (Successor Company)	1	120,955	—	—	—	120,956
Net income	—	—	16,943	—	—	16,943
Foreign currency translation adjustment	—	—	—	—	(7)	(7)

Balance, July 27, 2013 (Successor Company)	$1	$120,955	$16,943	$—	$(7)	$137,892

In the first quarter of fiscal 2015, the Company revised its fresh-start estimate for the amount of deferred cash payment obligations (see Note 14 – Debt). The change in estimate is related to an increased number of unsecured trade creditors which elected to provide the Company customary trade terms which entitled those creditors to a 45% recovery of their unsecured claim rather than a 20% recovery. This change in estimate resulted in a decrease of $1,564 to the Successor Company’s equity and a corresponding increase in long-term debt.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 8 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended July 26, 2014:
Basic and diluted EPS (Successor Company)	$11,014	1,000	$11.01

Seven weeks ended July 27, 2013:
Basic and diluted EPS (Successor Company)	$16,943	1,000	$16.94

Six weeks ended June 11, 2013:

Basic and diluted EPS (Predecessor Company)	$76,068	18,922	$4.02

All outstanding stock options and restricted shares of the Predecessor Company were cancelled as of the Effective Date.

NOTE 9 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

As of July 26, 2014, the Company had one share-based employee compensation plan; the 2014 Plan, as described in Note 2 – Bankruptcy Proceedings. The 2014 Plan is subject to approval by the Company’s stockholders at the 2014 annual meeting of stockholders. On April 24, 2014, School Specialty, Inc.’s CEO was awarded 32 stock options under the 2014 Plan, and on May 22, 2014, other members of management were awarded 36 stock options. These stock option awards are contingent upon stockholder approval of the plan at the Annual Meeting of Stockholders to be held on September 4, 2014. Due to the pending stockholder approval, these awards are not considered outstanding, nor granted as of July 26, 2014 and therefore no expense recognized.

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

In conjunction with the Reorganization Plan which became effective on June 11, 2013 (see Note 3 – Bankruptcy Proceedings), all shares, options, Non-Vested Stock Units (NSUs) and restricted shares that were outstanding on the Effective Date were canceled. As a result, the Predecessor Company recognized a $3,624 reorganization item related to the unrecognized share-based compensation expense which was triggered upon the cancellation of the awards.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

A summary of option activity for the Predecessor Company during the six weeks ended June 11, 2013 follows:

	Options Outstanding		Options Exercisable
Predecessor Company	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 27, 2013	2,550	$15.27	1,207	$24.76
Granted	—	—
Exercised	—	—
Canceled	(2,550)	15.27

Balance at June 11, 2013	—	$—	—	$—

There were no time-based NSU awards granted nor restricted stock awarded in the six weeks ended June 11, 2013.

On May 28, 2014, the Board of Directors (the “Board”) of the Company granted 6 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan, contingent upon stockholder approval of the plan at the Annual Meeting of Stockholders to be held on September 4, 2014. Each SAR has a grant date value of $130 and will be settled in cash upon exercise. The SARs will vest as to one-half of the SARs on the second anniversary of the date of grant and as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. Due to the pending stockholder approval, these awards are not considered outstanding, nor granted as of July 26, 2014.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Successor Company’s intangible assets, including the estimated useful lives, excluding goodwill (preliminary values):

July 26, 2014	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(1,014)	$10,286
Publishing rights (20 years)	4,000	(233)	3,767
Trademarks (20 years)	22,700	(1,324)	21,376
Developed technology (7 years)	6,600	(1,100)	5,500
Content (5 years)	4,400	(1,027)	3,373
Perpetual license agreements (5 years)	1,200	(280)	920
Favorable leasehold interests (10 years)	2,160	(252)	1,908

Total intangible assets	$52,360	$(5,230)	$47,130

April 26, 2014	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(797)	$10,503
Publishing rights (20 years)	4,000	(183)	3,817
Trademarks (20 years)	22,700	(1,040)	21,660
Developed technology (7 years)	6,600	(864)	5,736
Content (5 years)	4,400	(807)	3,593
Perpetual license agreements (5 years)	1,200	(220)	980
Favorable leasehold interests (10 years)	2,160	(198)	1,962

Total intangible assets	$52,360	$(4,109)	$48,251

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

July 27, 2013	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$9,400	$(96)	$9,304
Publishing rights (20 years)	2,500	(17)	2,483
Trademarks (20 years)	22,100	(147)	21,953
Developed technology (7 years)	6,600	(126)	6,474
Content (5 years)	4,400	(117)	4,283
Perpetual license agreements (5 years)	1,500	(40)	1,460
Favorable leasehold interests (10 years)	1,490	(20)	1,470

Total intangible assets	$47,990	$(563)	$47,427

The gross values were determined by the valuation which was performed as part of the fresh start accounting. In addition to the intangible assets above, the Successor Company recorded $21,588 of goodwill.

Intangible asset amortization expenses were included in selling, general and administrative expense. Intangible asset amortization expense for the three months ended July 26, 2014, seven weeks ended July 27, 2013 and the six weeks ended June 11, 2013 was $1,121, $563, and $1,138, respectively.

Intangible asset amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2015 is estimated to be:

Fiscal 2015 (nine months remaining)	$3,362
Fiscal 2016	4,483
Fiscal 2017	4,483
Fiscal 2018	4,483
Fiscal 2019	3,456
Fiscal 2020	3,363

The table below shows the allocation to the segments of the recorded goodwill as of July 26, 2014. There were no changes during the twelve month period ending July 26, 2014, other than fresh start accounting adjustments.

	Distribution Segment	Curriculum Segment	Total
Fresh Start Valuation:
Goodwill	$14,666	$6,922	$21,588

Balance at July 26, 2014	$14,666	$6,922	$21,588

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 11 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company holds a 35% interest, accounted for under the cost method, in Carson-Dellosa Publishing, which is accounted for under the cost method as the Company does not have significant influence over the investee.

The investment in unconsolidated affiliate consisted of the following:

	Percent	Successor	Predecessor
	Owned	July 26, 2014	April 26, 2014	July 27, 2013
Carson- Dellosa Publishing, LLC	35%	$715	$715	$715

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 26, 2014	April 26, 2014	July 27, 2013
Land	$—	$—	$210
Projects in progress	5,146	10,854	2,927
Buildings and leasehold improvements	3,699	3,595	7,288
Furniture, fixtures and other	34,818	30,525	29,277
Machinery and warehouse equipment	9,149	6,770	8,910

Total property, plant and equipment	52,812	51,744	48,612
Less: Accumulated depreciation	(14,255)	(12,699)	(2,303)

Net property, plant and equipment	$38,557	$39,045	$46,309

Depreciation expense for the three months ended July 26, 2014, seven weeks ended July 27 and six weeks ended June 11, 2013 was $3,249, $2,303 and $1,845, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 13 – ASSETS HELD FOR SALE

In fiscal 2014, the company-wide Process Improvement Program was launched to better align the Company’s operating groups, enhance systems and processes and drive efficiency throughout the organization to improve the customer experience. As part of this program, the Salina, Kansas facility was closed in the third quarter of fiscal 2014. The Salina distribution center ceased processing customer shipments in the second quarter of fiscal 2014. The facility is classified as held for sale on the July 26, 2014 and April 26, 2014 consolidated balance sheets.

In fiscal 2014, the Company decided to sell certain print assets of its subsidiary, Premier Agendas, Inc. (“Premier”). Historically, Premier printed approximately 30% of all agendas sold, with the remainder being printed by vendors. The decision was made to have all agendas printed by outside sources and sell the printing assets. These assets were sold early in the third quarter of fiscal 2014.

NOTE 14 – DEBT

Long-term debt consisted of the following:

	July 26, 2014	April 26, 2014	July 27, 2013
New ABL Facility, maturing in 2018	$71,900	$10,600	$60,801
New Term Loan, maturing in 2019	142,681	143,913	145,000
New Term Loan Original Issue Discount	(2,352)	(2,473)	(2,835)
Deferred Cash Payment Obligations, maturing in 2019	16,577	14,335	12,195

Total debt	228,806	166,375	215,161
Less: Current maturities	(72,475)	(12,388)	(62,229)

Total long-term debt	$156,331	$153,987	$152,932

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The effective interest rate under the New ABL Facility for the three months ended July 26, 2014 was 7.48%, which includes amortization of loan origination fees of $289 and commitment fees on unborrowed funds of $170. As of July 26, 2014, the outstanding balance on the New ABL Facility was $71,900, which was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

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

The effective interest rate under the term loan credit facility for the three months ended July 26, 2014 was 10.64%, which includes amortization of loan origination fees of $293 and original issue discount amortization of $121. As of July 26, 2014, the outstanding balance on the New Term Loan Credit Agreement was $140,329, net of the unamortized original issue discount. Of this amount, $575 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. The original issue discount is being amortized as additional interest expense on a straight-line basis over the life of the New Term Loan.

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

The New Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants that commenced on the fiscal quarter ending October 26, 2013, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments.

The New Term Loan required the Company to enter into an interest rate hedge, within 90 days of the Effective Date, in an amount equal to at least 50% of the aggregate principal amount outstanding under the New Term Loan. The purpose of the interest rate hedge is to effectively subject a portion of the New Term Loan to a fixed or maximum interest rate. As such, the Company entered into an interest rate swap agreement on August 27, 2013 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at July 26, 2014 was $72,500. The fair value of the derivative increased as of the end of first quarter fiscal 2015 compared to the end of fiscal 2014 by $13 and a gain of $13 was recognized for the quarter. The gain for the first quarter of fiscal 2015 was recorded in “Change in fair value of interest rate swap” on the condensed consolidated statement of operations.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate per annum of 1.485% and the counterparty will pay the Company interest on the notional amount at a variable rate per annum equal to the greater of 1-month LIBOR or 1.0%. The 1-month LIBOR rate applicable to this agreement was 0.156% at July 26, 2014. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 1-month LIBOR fluctuates.

The company has estimated the fair value of its Term Loan (valued under Level 3) as of July 26, 2014 approximated the carrying value of $142,681.

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

The Company’s reconciliation of general unsecured claims is still in process. The Company currently estimates the deferred payment obligations are $16,577, of which $3,030 represents a 20% recovery for the creditors and $12,014 represents a 45% recovery for the creditors with the remaining $1,533 related to accrued paid-in-kind interest. The Company expects to complete the reconciliation of general unsecured claims in the second quarter of fiscal 2015 and these estimated obligation amounts are subject to change.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Predecessor Company Debt

For a description of the Predecessor Company’s debt, please see the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 26, 2014.

NOTE 15 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) during the three months ended July 26, 2014 (Successor), six weeks ended June 11, 2013 (Predecessor Company) and seven weeks ended July 27, 2013 (Successor Company) were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at April 26, 2014 (Successor)	$(414)
Other comprehensive income before reclassifications	198
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at July 26, 2014 (Successor)	$(216)

Foreign Currency Translation
Accumulated Other Comprehensive Income at April 27, 2013 (Predecessor)	$22,381
Other comprehensive income (loss) before reclassifications	(101)
Amounts reclassified from other comprehensive income (loss)	(22,280)

Accumulated Other Comprehensive Income at June 11, 2013 (Predecessor)	$—

Other comprehensive income (loss) before reclassifications	(7)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at July 27, 2013 (Successor)	$(7)

Amounts reclassified from other comprehensive income (loss) are reflected in “Reorganization items, net” on the condensed consolidated statement of operations for the six weeks ended July 11, 2013.

NOTE 16 – RESTRUCTURING

In the first three months of fiscal 2015 and fiscal 2014, the Company recorded restructuring costs associated with closure or disposal of distribution centers and severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs for the three months ended July 26, 2014 (Successor Company), the six weeks ended June 11, 2013 (Predecessor Company) and the seven weeks ended July 27, 2013 (Successor Company):

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at April 26, 2014 (Successor)	$—	$58	$135	$193
Amounts charged to expense	15	—	97	112
Payments	(15)	(58)	(159)	(232)

Accrued Restructuring Costs at July 26, 2014 (Successor)	$—	$—	$73	$73

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at April 27, 2013 (Predecessor)	$(21)	$149	$588	$716
Amounts charged to expense	21	—	—	21
Payments	—	(15)	(167)	(182)

Accrued Restructuring Costs at June 11, 2013 (Predecessor)	$—	$134	$421	$555

Reclassification	406	—	(406)	—
Amounts charged to expense	—	31	1,325	1,356
Payments	(158)	(37)	(1,328)	(1,523)

Accrued Restructuring Costs at July 27, 2013 (Successor)	$248	$128	$12	$388

The $21 charged to Predecessor for the six weeks ended June 11, 2013 was included in reorganization items, net and the $1,356 charged to Successor for seven weeks ended July 27, 2013 and the $112 charged to Successor for the three months ended July 26, 2014 was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

NOTE 17 – SEGMENT INFORMATION

During the fourth quarter of fiscal 2014, the Company changed its operating segments in order to align its segments with changes in the management and reporting structure of the Company. Information for prior years has been restated to reflect the new reporting structure. The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Distribution and Curriculum, which also constitute its reportable segments. The change in the Company’s operating segments is a result of changes within its organizational management of the business, efficiencies obtained within the organization, and how management reviews results of the business on a monthly and quarterly basis. The Company operates principally in the United States, with limited operations in Canada. The Distribution segment offers products that include basic classroom supplies and office products, supplemental learning materials, physical education equipment, classroom technology, planning and student development, coordinated school health and furniture. The Curriculum segment is a PreK-12 curriculum-based publisher of proprietary and non-proprietary products in the categories of science and reading and literacy. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies as included in the Company’s Form 10-K for the fiscal year ended April 26, 2014.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Successor		Predecessor
	Three Months Ended	Seven Weeks Ended	Six Weeks Ended
	July 26, 2014	July 27, 2013	June 11, 2013
Revenues:
Distribution	$166,669	$124,321	$49,069
Curriculum	32,800	19,177	9,628
Corporate and intercompany eliminations	—	—	—

Total	$199,469	$143,499	$58,697

Operating income (loss) and income (loss) before taxes:
Distribution	$13,548	$19,459	$(2,646)
Curriculum	5,618	4,432	(1,209)
Corporate and intercompany eliminations (1)	(2,675)	(2,595)	—

Operating income	16,491	21,296	(3,855)
Interest expense and reorganization items, net	5,533	4,101	(81,564)

Income before provision for income taxes	$10,958	$17,195	$77,709

	Successor	Successor	Successor
	July 26, 2014	April 26, 2014	July 27, 2013
Identifiable assets:
Distribution	$293,413	$214,723	$325,545
Curriculum	110,558	103,622	88,827
Corporate assets	18,955	21,274	58,981

Total	$422,926	$339,619	$473,353

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Successor		Predecessor
	Three Months Ended	Seven Weeks Ended	Six Weeks Ended
	July 26, 2014	July 27, 2013	June 11, 2013
Depreciation and amortization of intangible assets and development costs:
Distribution	$3,947	$3,906	$2,080
Curriculum	4,094	438	1,821

Total	$8,041	$4,344	$3,901

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$2,675	$747	$317
Curriculum	1,633	647	389

Total	$4,308	$1,394	$706

(1)	Operating expenses in Corporate for the Successor’s three month period ended July 26, 2014 and for the Successor’s seven week period ended July 27, 2013 were $2,675 and $2,595, respectively. These amounts included restructuring and facility exit costs, costs incurred to implement process improvement actions and other corporate professional expenses.

NOTE 18 – RESTRICTED CASH

During the fourth quarter of fiscal 2013, the Company placed $25,000 of cash into a restricted account. The Ad Hoc DIP Agreement required the funds to be placed in an escrow account as a deposit for an early termination fee payable to Bayside Finance, LLC (“Bayside”) that was provided under the former term loan credit agreement of the Predecessor Company. The Bankruptcy Court ruled that the funds were owed, but the Official Committee of Unsecured Creditors contested the ruling and filed an appeal in the Federal District Court of Delaware. On the Effective Date, an additional $119, representing interest earned, was transferred into the restricted account. After the Effective Date, the Company deposited an additional $1,280 into the restricted account related to potential interest expense on the unpaid early termination fees for the pre-bankruptcy term loan with Bayside. In the second quarter of fiscal 2014, this escrow amount, including interest, was released to Bayside. On October 24, 2013, the Bankruptcy Court approved a stipulation which reflected the settlement of this matter. In connection with this settlement, the parties agreed that the amount of the early termination fee was $21,000. As a result, Bayside refunded to the Company $5,399 which represented the amount of restricted account funds that had been released to Bayside in excess of the $21,000 settlement. The $5,399 consisted of a reduction of the early termination fee of $4,054 and a recovery of interest expense previously paid in fiscal 2014 of $1,345.

During the first quarter of fiscal 2013, the Company transferred $2,708 of cash into an additional restricted account. The funds in the restricted account serve as collateral primarily for the Company’s workmen’s compensation insurance and other lease obligations, secured by letters of credit. During the third and fourth quarters of fiscal 2013 and the first and second quarters of fiscal 2014, $972, $434, $601 and $701, respectively, was transferred from the restricted cash account as the letters of credit secured by these amounts were canceled. The Company currently has no restrictions on its cash balance. The restricted cash balance of $25,820 on July 27, 2013 approximated fair value.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Our business is subject to seasonal fluctuations. Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Due to variations in the timing of shipments within this season primarily as a result of changes or delays in the finalization of state education budgets as well as the impact that the bankruptcy proceedings had on last year’s quarter one and quarter two revenue, the Company views a year-over-year comparison of the first six months of the fiscal year to be a more meaningful analysis than year-over-year comparative results for quarterly periods on an individual basis.

The six month comparison is especially important in comparing results of fiscal 2015 to the results of fiscal 2014. This is due to the fact that the Company’s largest shipping weeks historically straddle the end of quarter one.

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

Accordingly, management has provided a non-GAAP analysis entitled “Non-GAAP Financial Information – Combined Results” for the three months ended July 26, 2014. Non-GAAP Financial Information – Combined Results combines GAAP results of the Successor Company for the seven weeks ended July 27, 2013 and GAAP results of the Predecessor Company for the six weeks ended June 11, 2013. Management’s non-GAAP analysis compares the Successor Company’s GAAP results for the three months ended July 26, 2014 for certain financial items to the Non-GAAP Financial Information – Combined Results.

Non-GAAP Financial Information — Combined Results

As a result of the emergence from bankruptcy occurring six weeks into fiscal 2014, management believes that the presentation of Non-GAAP Financial Information — Combined Results for the first quarter of fiscal 2014 offers a useful non-GAAP normalized comparison to GAAP results of the Successor Company for the three months ended July 26, 2014. The Non-GAAP Financial Information — Combined Results presented below are reconciled to the most comparable GAAP measures.

Successor Company GAAP Results for the Three Months Ended July 26, 2014 Compared to Non-GAAP Combined Results for the Three Months Ended July 27, 2013

Revenues

	Successor Company	Non-GAAP Combined	Successor Company	Predecessor Company
	Three Months Ended July 26, 2014	Three Months Ended July 27, 2013	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013
Revenues	$199,469	$202,196	$143,499	$58,697

Revenues for the three months ended July 26, 2014 decreased 1.3%, or $2.7 million from the combined three months ended July 27, 2013.

Distribution segment revenues decreased 3.9%, or $6.7 million, from the combined three months ended July 27, 2013. Approximately $10 million of the decline is related to our student planner and agenda products. We believe schools consider agenda products more discretionary in nature and some schools are de-emphasizing paper-based agendas in favor of digital products. Furniture product lines revenue increased approximately $4 million, partially offsetting the decline in agendas. The furniture product line in the first quarter of fiscal 2014 was more negatively impacted by the bankruptcy due to customer uncertainty and vendor credit limits. The Company has been successful in both re-establishing credit terms with most furniture vendors and gaining back customer confidence in the year following the emergence from bankruptcy.

Curriculum segment revenues increased 13.9%, or $4.0 million, from the combined three months ended July 27, 2013. Approximately $3 million of the increase is related to the adoption of state science curriculum in Texas. The remaining increase is related to other smaller increases in the Company’s Science Curriculum.

Gross Profit

	Successor Company	Non-GAAP Combined	Successor Company	Predecessor Company
	Three Months Ended July 26, 2014	Three Months Ended July 27, 2013	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013
Gross profit	$78,566	$83,376	$59,758	$23,618

Gross margin for the three months ended July 26, 2014 was 39.4% as compared to 41.2% for the combined three months ended July 27, 2013.

Distribution segment gross margin was 37.1% for the three months ended July 26, 2014 as compared to 39.2% for the combined three months ended July 27, 2013. The decrease is gross margin is primarily related to the Company’s agenda product category as agenda revenue has declined, as expected, as schools continue to assess the need for paper-based agenda products and the mix of agendas has trended towards lower margin product offerings. In addition, gross margin declined within the supplies product category as the mix of competitively-bid market basket items was higher in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014.

Curriculum segment gross margin was 51.1% for the three months ended July 26, 2014 as compared to 53.3% for the combined three months ended July 27, 2013. The decline is related to increased product development amortization of $1.2 million in the first quarter of fiscal 2015 which has contributed to a decrease of 360 basis points of gross margin. This decline was partially offset by the mix of higher margin curriculum products within the segment.

Selling, General and Administrative Expenses

	Successor Company	Non-GAAP Combined	Successor Company	Predecessor Company
	Three Months Ended July 26, 2014	Three Months Ended July 27, 2013	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013
Selling, general and administrative expenses	$61,942	$63,340	$35,867	$27,473

SG&A includes selling expenses, the most significant of which are sales wages and commissions; operations expenses, which includes customer service, warehouse and out-bound freight costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; and depreciation and intangible asset amortization expense.

SG&A decreased $1.4 million from $63.3 million for the combined three months ended July 27, 2013 to $61.9 million for the three months ended July 26, 2014. As a percent of revenue, SG&A decreased from 31.3% for the combined three months ended July 27, 2013 to 31.1% for the three months ended July 26, 2014.

SG&A attributable to the Distribution and Curriculum segments decreased $3.9 million and Corporate SG&A increased $2.5 million in the first three months as compared to last year’s combined first three months.

Distribution segment SG&A decreased $2.9 million, or 5.8%, from $51.2 million for the combined three months ended July 27, 2013 to $48.3 million for the three months ended July 26, 2014. The segment had a decrease of $1.1 million in its marketing costs primarily associated with a decrease in catalog costs as the Company reduced the number of seasonal catalog mailings and reduced circulation of other catalogs. Compensation and benefit costs for the Distribution segment decreased $1.1 million. Headcount for the Distribution segment has been reduced by approximately 10% compared to fiscal 2014. Depreciation and amortization expense was decreased by $0.4 million primarily as a result of the adoption of fresh start accounting. Distribution segment SG&A decreased as a percent of revenue from 29.5% for the combined three months ended July 27, 2013 to 29.0% for the three months ended July 26, 2014.

Curriculum segment combined SG&A decreased $1.0 million, or 8.1%, from $12.1 million for the combined three months ended July 27, 2013 to $11.1 million for the three months ended July 26, 2014. Depreciation and amortization declined by $0.8 million related to the adoption of fresh start accounting. Curriculum segment SG&A decreased as a percent of revenue from 42.1% for the combined three months ended July 27, 2013 to 33.9% for the three months ended July 26, 2014.

The Corporate SG&A increase of $2.5 million is related to process improvement implementation costs such as consulting fees and warehouse implementation costs associated with transitioning the majority of fulfillment activities to the Company’s Mansfield, Ohio distribution center.

Facility exit costs and restructuring

In the first quarter of fiscal 2015, the Successor Company recorded a $0.1 million of restructuring charges related primarily to severance.

In the first quarter of fiscal 2014, the Successor Company recorded $2.6 million of bankruptcy related restructuring charges consisting of costs associated with warehouse closures, transportation costs resulting from bankruptcy related backorders and consulting fees.

Interest Expense

	Successor Company	Non-GAAP Combined	Successor Company	Predecessor Company
	Three Months Ended July 26, 2014	Three Months Ended July 27, 2013	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013
Interest expense	$5,275	$6,056	$2,821	$3,235

Interest expense decreased $0.8 million, from $6.1 million for the combined three months ended July 27, 2013 to $5.3 million for the three months ended July 26, 2014.

For the three months ended July 26, 2014, interest expense associated with the Successor Company’s New Term Loan was approximately $0.5 million lower than combined term loan interest expense for the three months ended July 27, 2013, primarily due to a lower interest rate under the New Term Loan Credit Agreement as compared to the pre-bankruptcy term loan. For the three months ended July 26, 2014, interest expense associated with the Successor Company’s New ABL Facility was approximately $0.3 million lower than combined interest expense for the three months ended July 27, 2013, primarily due to a lower average outstanding balance.

Change in Fair Value of Interest Rate Swap

In the second quarter of fiscal 2014, the Company entered into an interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at July 26, 2014 was $72.5 million. As of July 26, 2014, the fair value of the derivative increased by less than $0.1 million and, accordingly, a non-cash gain of less than $0.1 million was recorded.

Reorganization Items, Net

In the three months ended July 26, 2014, the Company recorded a $0.3 million net reorganization loss. This consists of professional advisory fees and other costs related to the continued implementation of the Reorganization Plan and the resolution of unresolved claims.

In the combined three months ended July 27, 2013, the Company recorded an $83.5 million net reorganization gain. This consists of $161.9 million of cancellation of indebtedness income related to the settlement of prepetition liabilities and changes in the Predecessor’s capital structure arising from implementation of the Reorganization Plan, offset by $30.2 million of fresh start adjustments, $21.4 million of cancellation of debt upon the issuance of equity, $14.7 million of professional, financing and other fees, $7.0 million of contract rejections and $5.1 million of other reorganization adjustments.

Included in the $14.7 million of professional and other financing fees are $1.3 million of professional fees incurred after the Effective Date which pertained to post-emergence activities related to the implementation of the Reorganization Plan and other transition costs attributable to the reorganization.

Provision for (Benefit from) Income Taxes

	Successor Company	Non-GAAP Combined	Successor Company	Predecessor Company
	Three Months Ended July 26, 2014	Three Months Ended July 27, 2013	Seven Weeks Ended July 27, 2013	Six Weeks Ended June 11, 2013
Provision for (benefit from) income taxes	$(56)	$1,893	$252	$1,641
Effective tax rate	-0.5%	2.0%	1.5%	2.1%

The benefit from income taxes was $0.1 million for the three months ended July 26, 2014 as compared to a combined provision for income taxes of $1.9 million for the three months ended July 2, 2013.

The effective tax rate for the combined three months ended July 27, 2013 was 2.0%. This rate was significantly lower than the statutory rate because the net reorganization income realized during this period is primarily related to cancellation of indebtedness income. During the six weeks ended June 11, 2013, the Company excluded from taxable income $129,084 of cancellation of indebtedness income as defined under Internal Revenue Code (“IRC”) Section 108. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income. As a result, the Company reduced the available federal and state net operating loss carryforward and adjusted the tax reporting basis of tangible and intangible assets for the discharge of indebtedness income. In addition to the adjustment to the tax reporting basis as described above, the fresh start accounting adjustments also created additional basis differences between income tax and financial reporting. Because the Company had recorded a full valuation allowance in fiscal 2013, the reduction of tax attributes resulted in a corresponding reduction of the valuation allowance. Thus, the reduction of tax attributes did not result in an increased effective tax rate for the combined three months ended July 27, 2013.

The effective rate for the three months ended July 26, 2014 was -0.5%. The benefit recorded in the three months ended July 26, 2014 is related to foreign tax true-ups. The Company does not expect to have taxable income in fiscal 2015. Due to the inability to forecast the utilization of net operating losses in future years, the Company did not record a federal tax benefit.

Liquidity and Capital Resources

At July 26, 2014, the Company had working capital of $127.9 million. The Company’s capitalization at July 26, 2014 was $341.5 million and consisted of total debt of $228.8 million and stockholders’ equity of $112.7 million.

For a description of the Predecessor Company’s debt, please see the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 26, 2014.

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

The Asset-Based Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to a springing financial covenant relating to the Company’s fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during the three months ended July 26, 2014.

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

The New Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants that commenced on the fiscal quarter ending October 26, 2013, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during the three months ended July 26, 2014.

The Company closely evaluates its expected ability to remain in compliance with the financial covenants under our New ABL Security Agreement and New Term Loan Credit Agreement. Based on current projections, the Company believes it will maintain compliance with these financial covenants through the remainder of fiscal 2015.

Net cash used in operating activities was $55.5 million, $41.5 million and $20.0 million for the three months ended July 26, 2014, the seven weeks ended July 27, 2013 (Successor Company) and the six weeks ended June 11, 2013 (Predecessor Company), respectively. The combined decrease of $6.0 million is primarily due to a reduction in bankruptcy-related costs of approximately $8 million for professionals or other financing related fees which were paid in the combined first three months of fiscal 2014

Net cash used in investing activities was $4.3 million, $0.9 million and $0.7 million for the three months ended July 26, 2014, the seven weeks ended July 27, 2013 (Successor Company) and the six weeks ended June 11, 2013 (Predecessor Company), respectively. The combined increase was primarily due to $1.6 million of capital improvements in our distribution center in Mansfield, Ohio as part of the reconfiguration of the distribution network.

Net cash provided by financing activities was $60.1 million, $36.7 million and $15.5 million for the three months ended July 26, 2014, the seven weeks ended July 27, 2013 (Successor Company) and the six weeks ended June 11, 2013 (Predecessor Company), respectively. The combined increase of $7.9 million relates primarily to $9.4 million of debt issuance costs incurred by the Predecessor Company that were not incurred in the first quarter of fiscal 2015. Outstanding borrowings on the New ABL Facility were $71.9 million as July 26, 2014, while the excess availability on that date for the New ABL Facility was $75.3 million.

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

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by us or on our behalf, in this Quarterly Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 26, 2014.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended April 26, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended July 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

September 4, 2014	/s/ Joseph M. Yorio
Date	Joseph M. Yorio
President and Chief Executive Officer
(Principal Executive Officer)

September 4, 2014	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Senior Vice President, Corporate Controller and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.2	Amended and Restated Bylaws dated July 9, 2014 (incorporated by reference to Exhibit 3.1(a) of School Specialty, Inc.’s Current Report on Form 8-K filed July 15, 2014).

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended July 26, 2014 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.