Form 10-Q
period 2014-10-25
SCHOOL SPECIALTY INC
filed 2014-12-04
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 25, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 2, 2014
Common Stock, $0.001 par value	1,000,004

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 25, 2014

		Page Number
PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at October 25, 2014, April 26, 2014 and October 26, 2013 (Successor Company)	2

	Condensed Consolidated Statements of Operations for the Three Months Ended October 25, 2014, Three Months Ended October 26, 2013, Six Months Ended October 25, 2014, Twenty Weeks Ended October 26, 2013 (Successor Company) and Six Weeks Ended June 11, 2013 (Predecessor Company)	3

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended October 25, 2014, Three Months Ended October 26, 2013, Six Months Ended October 25, 2014, Twenty Weeks Ended October 26, 2013 (Successor Company) and Six Weeks Ended June 11, 2013 (Predecessor Company)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 25, 2014, Twenty Weeks Ended October 26, 2013 (Successor Company) and Six Weeks Ended June 11, 2013 (Predecessor Company)	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	34

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44

ITEM 4.	CONTROLS AND PROCEDURES	44

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	45

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	Successor Company
	October 25, 2014	April 26, 2014	October 26, 2013
ASSETS
Current assets:
Cash and cash equivalents	$10,253	$9,008	$10,671
Accounts receivable, less allowance for doubtful accounts of $1,145, $984 and $2,228, respectively	117,990	62,631	122,180
Inventories	70,147	93,387	67,744
Deferred catalog costs	2,351	8,057	3,433
Prepaid expenses and other current assets	16,498	18,043	14,087
Refundable income taxes	554	—	5,024
Assets held for sale	2,200	2,200	2,928

Total current assets	219,993	193,326	226,067
Property, plant and equipment, net	37,618	39,045	37,567
Goodwill	21,588	21,588	25,535
Intangible assets, net	46,009	48,251	46,681
Development costs and other	32,034	36,646	36,847
Deferred taxes long-term	13	48	51
Investment in unconsolidated affiliate	715	715	715

Total assets	$357,970	$339,619	$373,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$10,273	$12,388	$5,334
Accounts payable	36,348	42,977	25,763
Accrued compensation	12,046	8,966	13,144
Deferred revenue	2,928	2,613	3,088
Other accrued liabilities	14,640	14,460	19,310

Total current liabilities	76,235	81,404	66,639
Long-term debt - less current maturities	156,510	153,987	152,227
Other liabilities	807	1,171	2,107

Total liabilities	233,552	236,562	220,973

Commitments and contingencies - Note 19

Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	1	1
Capital in excess of par value	119,533	120,955	120,955
Accumulated other comprehensive loss	(568)	(414)	(106)
Retained earnings (accumulated deficit)	5,452	(17,485)	31,640

Total stockholders’ equity	124,418	103,057	152,490

Total liabilities and stockholders’ equity	$357,970	$339,619	$373,463

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	Successor Company		Successor Company		Predecessor Company
	Three Months Ended October 25, 2014	Three Months Ended October 26, 2013	Six Months Ended October 25, 2014	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013

Revenues	$238,670	$245,629	$438,139	$389,128	$58,697
Cost of revenues	151,848	152,424	272,751	236,165	35,079

Gross profit	86,822	93,205	165,388	152,963	23,618
Selling, general and administrative expenses	67,893	71,713	129,835	108,819	27,473
Facility exit costs and restructuring	1,929	2,249	2,062	3,605	—

Operating income (loss)	17,000	19,243	33,491	40,539	(3,855)

Other expense (income):
Interest expense	5,206	4,605	10,481	7,426	3,235
Change in fair value of interest rate swap	42	622	29	622	—
Refund of early termination fee	—	(4,054)	—	(4,054)	—
Reorganization items, net	—	3,367	271	4,647	(84,799)

Income before provision for (benefit from) income taxes	11,752	14,703	22,710	31,898	77,709
Provision for (benefit from) income taxes	(171)	6	(227)	258	1,641

Net income	$11,923	$14,697	$22,937	$31,640	$76,068

Weighted average shares outstanding:
Basic	1,000	1,000	1,000	1,000	18,922
Diluted	1,000	1,000	1,000	1,000	18,922

Net Income per Share:
Basic	$11.92	$14.70	$22.94	$31.64	$4.02
Diluted	$11.92	$14.70	$22.94	$31.64	$4.02

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Successor Company		Successor Company		Predecessor Company
	Three Months Ended October 25, 2014	Three Months Ended October 26, 2013	Six Months Ended October 25, 2014	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013
Net income	$11,923	$14,697	$22,937	$31,640	$76,068
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(352)	(99)	(154)	(106)	(101)

Total comprehensive income	$11,571	$14,598	$22,783	$31,534	$75,967

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Successor Company		Predecessor Company
	Six Months Ended October 25, 2014	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013
Cash flows from operating activities:
Net income	$22,937	$31,640	$76,068
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible asset amortization expense	9,052	9,480	2,983
Amortization of development costs	6,949	3,678	918
Non-cash reorganization items	—	(458)	(99,668)
Amortization of debt fees and other	1,165	974	9
Change in fair value of interest rate swap	29	622	—
Share-based compensation expense	141	—	—
Deferred taxes	34	—	—
Non-cash interest expense	1,340	556	—
Changes in current assets and liabilities:
Accounts receivable	(55,677)	(55,442)	(8,011)
Inventories	23,242	34,942	(18,255)
Deferred catalog costs	5,706	3,737	1,754
Prepaid expenses and other current assets	790	17,596	722
Accounts payable	(6,408)	(12,488)	11,012
Accrued liabilities	3,146	(14,331)	12,488
Accrued bankruptcy-related reorganization costs	—	(6,188)

Net cash provided by (used in) operating activities	12,446	14,318	(19,980)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,398)	(2,066)	(243)
Change in restricted cash	—	26,302	—
Investment in product development costs	(3,318)	(2,246)	(463)
Proceeds from disposal of property, plant and equipment	11	750	—

Net cash provided by (used in) investing activities	(8,705)	22,740	(706)

Cash flows from financing activities:
Proceeds from bank borrowings	208,102	228,956	7,561
Repayment of bank borrowings	(210,598)	(249,241)	(148,619)
Issuance of debt	—	—	165,924
Payment of early termination fee	—	(26,399)	—
Recovery of interest and reduction of early termination fee	—	5,399	—
Payment of debt fees and other	—	(636)	(9,415)

Net cash provided by (used in) financing activities	(2,496)	(41,921)	15,451

Net increase/(decrease) in cash and cash equivalents	1,245	(4,863)	(5,235)
Cash and cash equivalents, beginning of period	9,008	15,534	20,769

Cash and cash equivalents, end of period	$10,253	$10,671	$15,534

Supplemental disclosures of cash flow information:
Interest paid	$8,089	$5,786	$5,578
Income taxes paid	$1,702	$418	$—
Bankruptcy related reorganization costs paid (included in operating activities, above)	$368	$20,856	$3,802

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

As discussed in Note 4 – Fresh Start Accounting, as of June 11, 2013 (the “Effective Date”), the Company adopted fresh start accounting in accordance with ASC 852. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements as of October 25, 2014, April 26, 2014 and October 26, 2013 and for the three and six months ended October 25, 2014 and the three months and twenty weeks ended October 26, 2013 and any references to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operations has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also expands the disclosure requirements for disposals that meet the definition of discontinued operations and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2014. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective in the annual period ending after December 15, 2016. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

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

General

The Reorganization Plan generally provided for the payment in full in cash on or as soon as practical after the Effective Date of specified claims, including:

•	All claims (the “DIP Financing Claims”) under the Debtor-in-Possession Credit Agreement (the “ABL DIP Agreement”) by and among Wells Fargo Capital Finance, LLC (as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner) and GE Capital Markets, Inc. (as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent), General Electric Capital Corporation (as syndication agent), the lenders party to the ABL DIP Facility (as defined below), and the Company and certain of its subsidiaries;

•	Certain pre-petition secured claims;

•	All claims relating to the costs and expenses of administering the Chapter 11 Cases; and

•	All priority claims.

In addition, the Reorganization Plan generally provides for the treatment of allowed claims against, and equity interests in, the Debtors as follows:

•	The lenders under the Senior Secured Super Priority Debtor-in-Possession Credit Agreement (the “Ad Hoc DIP Agreement”) by and among the Company, certain of its subsidiaries, U.S. Bank National Association, as Administrative Agent and Collateral Agent and the lenders party thereto were entitled to receive (i) cash in an approximate amount of $98,000, and (ii) 65% of the common stock of the reorganized Company. The fair value of the 65% ownership interest was approximately $78,600 as of the Effective Date. Approximately $57,200 of this value was in satisfaction of the portion of the Ad Hoc DIP not settled in cash with approximately $21,400 representing excess value received by the Ad Hoc DIP lenders. The $21,400 of excess value received by the Ad Hoc DIP lenders was recognized as a reorganization loss;

•	Each holder of an allowed general unsecured claim is entitled to receive a deferred cash payment equal to 20% of such allowed claim, plus interest, on the terms described in the Reorganization Plan;

•	Each holder of an unsecured claim arising from the provision of goods and/or services to the Debtors in the ordinary course of its pre-petition trade relationship with the Debtors, with whom the reorganized Debtors continue to do business after the Effective Date, is entitled to receive a deferred cash payment equal to 20% of such claim, plus interest, on the terms described in the Reorganization Plan. Such holders may increase their percentage recoveries to 45%, plus interest, by electing to provide the reorganized Debtors with customary trade terms for a specified period, as described in the Reorganization Plan;

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

•	Each holder of the Company’s 3.75% Convertible Subordinated Debentures due 2026, as further described elsewhere in this report, received its pro rata share of 35% of the common stock of the reorganized Company;

•	Each holder of an allowed general unsecured claim or allowed trade unsecured claim of $3 or less, or any holder of a general unsecured claim or trade unsecured claim in excess of $3 that agreed to voluntarily reduce the amount of its claim to $3 under the terms described in the Reorganization Plan, was entitled to receive a cash payment equal to 20% of such allowed claim on or as soon as practicable after the Effective Date; and

•	Holders of equity interests in the Company prior to the Effective Date, including claims arising out of or with respect to such equity interests, were not entitled to receive any distribution under the Reorganization Plan.

Exit Facilities

As of the Effective Date, the Debtors closed on the exit credit facilities, the proceeds of which were or will be, among other things, used to (i) pay in cash the DIP Financing Claims, to the extent provided for in the Reorganization Plan, (ii) make required distributions under the Reorganization Plan, (iii) satisfy certain Reorganization Plan-related expenses, and (iv) fund the reorganized Company’s working capital needs. The terms of the exit credit facilities are described under Note 14 of the Notes to Condensed Consolidated Financial Statements - Debt.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Appointment of Senior Executive Officers and Directors

Pursuant to the Reorganization Plan, on the Effective Date, the terms of the directors and managers of the board of directors or board of managers of the Debtors expired and such directors and managers were deemed removed from such boards. The initial board of directors of the reorganized Company (the “Board”) was comprised of four members, including:

•	Michael P. Lavelle, the Company’s former Chief Executive Officer; and

•	Three directors, including Madhu Satyanarayana, Justin Lu and James R. Henderson, as designated by the three largest lenders under the Ad Hoc DIP Agreement.

All of the other lenders under the Ad Hoc DIP Agreement had the right to designate an additional director under the Reorganization Plan. These lenders determined not to exercise their right, and requested that the Board designate the additional director at its discretion.

Mr. Lavelle resigned from the Board upon his resignation as Chief Executive Officer in August, 2013. Following this resignation, the Board consisted of the three remaining board members mentioned above until April, 2014 when Joseph M. Yorio became the Company’s President and Chief Executive Officer and was appointed to the Board.

On the Effective Date, the officers of each of the reorganized Company and subsidiaries were appointed in accordance with the provisions of the new organizational documents.

On July 22, 2013 the Company entered into a Transition and Separation Agreement and Mutual General Release (the “Transition Agreement”) with Mr. Lavelle, pursuant to which Mr. Lavelle resigned as President and Chief Executive Officer of the Company, and as a member of the Board. Mr. Lavelle’s resignation became effective on August 9, 2013.

Restructuring

The Reorganization Plan provided as soon as reasonably practicable after the Effective Date, that the reorganized Company and subsidiaries may simplify and rationalize their corporate structures by eliminating certain entities deemed no longer essential. As of the date hereof, the Company has not eliminated any such entities.

2014 Incentive Plan

The Reorganization Plan provides that, following the Effective Date, the Board of the reorganized Company will determine the terms of an incentive plan permitting the reorganized Company to grant participating employees, officers and directors of the reorganized Company, shares of common stock of the reorganized Company and/or options to acquire shares of common stock, and/or to provide such participating employees, officers and directors with such other consideration, including cash bonuses, as the new Board may determine. On April 24, 2014, the board of directors adopted the 2014 Incentive Plan (the “2014 Plan”), and the stockholders approved the 2014 Plan on September 4, 2014. The 2014 Plan permits the grant of stock options, stock appreciation rights, restricted stock and restricted stock units as well as incentive awards. Directors, employees and consultants of the Company and any subsidiary of the Company are eligible to participate in the 2014 Plan. See also Note 9 – Share-Based Compensation Expense.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In connection with the Company’s emergence from Chapter 11, the Company was required to adopt fresh start accounting as of June 11, 2013 in accordance with ASC 852 “Reorganizations”. The Company elected to use June 8, 2013 (the “Convenience Date”), which was the week ended date nearest to the Effective Date, to avoid disruption to the Company’s weekly accounting processes. The Company performed a qualitative and quantitative assessment in order to determine the appropriateness of using the Convenience Date for fresh start accounting instead of the Effective Date. The Company’s assessment determined that the use of the Convenience Date did not have a material impact on either the predecessor or successor periods in fiscal 2014 and there were no qualitative factors that would preclude the use of the Convenience Date for accounting and reporting purposes. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements as of October 25, 2014, April 26, 2014 and October 26, 2013 and for the three and six months ended October 25, 2014 and the three months and twenty weeks ended October 26, 2013 and any references to “Successor” or “Successor Company” show the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence. Prior to the Effective Date, the Predecessor Company’s financial statements included in this Quarterly Report on Form 10-Q do not reflect or provide for the consequences of the Chapter 11 bankruptcy proceeding.

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

In conjunction with our analysis of publicly traded companies described below, the Company used a range of exit multiples of 2013 earnings before interest, taxes, depreciation and amortization (“EBITDA”) between 4.4 and 8.1, with a lower than midpoint exit multiple of 5.5 selected, to determine the present value of the terminal value of cash flows. The selected exit multiple is weighted towards those comparable companies which are more similar to the Company’s Distribution segment which represents a higher percentage of consolidated revenues as compared to the Curriculum segment.

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

REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 11, 2013

	June 11, 2013
	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current assets:
Cash and cash equivalents	$11,052	$4,363	(1)	$—		$15,415
Restricted cash	26,421	—		—		26,421
Accounts receivable	66,894	—		(250	) (8)	66,644
Inventories	110,830	—		(8,147	) (8)	102,683
Other current assets	45,819	321	(2)	(788	) (8)	45,352

Total current assets	261,016	4,684		(9,185)		256,515
Property, plant and equipment, net	37,604	(6,202	) (2)	14,148	(8)	45,550
Goodwill	—	—		21,588	(8)(9)	21,588
Intangible assets, net	109,155	—		(56,795	) (8)	52,360
Development costs and other	31,142	8,255	(3)	—		39,397

Total assets	$438,917	$6,737		$(30,244)		$415,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,226	$—		$—		$38,226
Accrued compensation	7,229	(315	) (2)	—		6,914
Other accrued liabilities	60,301	9,947	(2)(4)(6)	22	(8)	70,270

Total current liabilities	105,756	9,632		22		115,410
Long-term debt	205,863	(39,939	) (5)	—		165,924
Other liabilities	925	12,195	(2)(6)	—		13,120
Liabilities subject to compromise	223,988	(223,988	) (6)	—		—

Total liabilities	$536,532	$(242,100)		$22		$294,454

Commitments and contingencies
Stockholders’ equity:
Common stock - Predecessor	$24	$(24	) (7)	$—		$—
Capital in excess of par value - Predecessor	446,232	(446,232	) (7)	—		—
Treasury Stock - Predecessor	(186,637)	186,637	(7)	—		—
Accumulated (deficit) and other comprehensive income - Predecessor	(357,234)	387,500	(7)	(30,266	) (7)(8)	—
Common stock - Successor	—	1	(7)	—		1
Capital in excess of par value - Successor	—	120,955	(7)	—		120,955

Total stockholders’ equity	(97,615)	248,837		(30,266)		120,956

Total liabilities and stockholders’ equity	$438,917	$6,737		$(30,244)		$415,410

(1)	The Company deposited $7,647 of proceeds from its exit financing into a segregated cash account which was used to pay administrative claims and certain advisors in the bankruptcy proceedings. The Company utilized $3,284 of its cash balance immediately prior to emergence to fund a portion of the cash requirements from exit financing.
(2)	The Company recorded adjustments related to various contract rejections or amendments completed as part of the Reorganization Plan. This included a $6,202 write down of property, plant and equipment related to the amendment of capital lease obligations for the Mansfield, OH distribution center and the rejection of capital lease obligations for the Company’s Agawam, MA property. In addition, the Company recorded $920 related to various contract damages relating to lease rejections and severance obligations, classified between long-term and short-term liabilities.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(3)	In connection with entering into the exit credit facilities, the Company capitalized $8,255 of deferred financing costs.
(4)	Pursuant to the Chapter 11 Cases, additional professional fees of $2,057 were recorded. In addition, certain administrative and convenience claims of $8,435 were recorded as current liabilities, offset by accrued interest expense converted to new Successor Company equity.
(5)	The table below presents refinancing of the Predecessor long-term debt. The Company issued $78,620 of new Successor Company equity (including $21,375 in excess of debt carrying amount), partially offset by $17,306 of debt discount and other financing costs. The current portion of the reorganized debt was $25,251, which includes $23,823 of new Successor Company ABL loan.

June 11, 2013
Predecessor Company long-term debt	$205,863
Reorganization adjustments:
Issuance of Successor Company equity	(78,620)
Equity issuance in excess of debt carrying amount	21,375
Financing costs and professional fees paid with exit financing	17,306

Reorganized Successor Company long-term debt	$165,924

(6)	Liabilities subject to compromise generally refer to pre-petition obligations, secured or unsecured, that may be impaired by a plan of reorganization. FASB ASC 852 requires such liabilities, including those that became known after filing the Chapter 11 petitions, be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represented the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process. Liabilities subject to compromise also includes items that may be assumed under the Reorganization Plan, and may be subsequently reclassified to liabilities not subject to compromise. Liabilities subject to compromise also include certain pre-petition liabilities including accrued interest and accounts payable. At April 27, 2013, liabilities subject to compromise were $228,302, of which administrative claim payments of $4,314 were made in the Predecessor period of fiscal 2014. The table below identifies the principal categories of liabilities subject to compromise at June 11, 2013:

June 11, 2013
Accounts payable	$47,683
2011 Debentures	163,688
Pre-petition accrued interest on 2011 Debentures	979
Sale-leaseback obligations	11,638

Liabilities subject to compromise	$223,988

(7)	The Company recorded elimination of (1) the Predecessor Company’s common stock, (2) the Predecessor Company’s capital in excess of par value, net of stock options cancellation of $3,624, (3) the Predecessor Company’s treasury stock, and (4) the Predecessor Company’s accumulated deficit and accumulated other comprehensive loss. The following table represents reorganization value to be allocated to assets reconciled to the Successor Company Equity. The Company recorded Successor Company common stock of $1 and capital in excess of par value of $120,955.

June 11, 2013
Total reorganization value to be allocated to assets	$415,410
Less: Debt	(179,044)
Less: Other liabilities	(115,410)

Successor Company Equity	$120,956

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 5 – REORGANIZATION ITEMS, NET

Reorganization items directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code have been recorded on a separate line item on the condensed consolidated statements of operations. The following table displays the details of reorganization items for the three and six months ended October 25, 2014, and the three months and twenty weeks ended October 26, 2013 and the six weeks ended June 11, 2013:

	Successor Company		Successor Company	Successor Company	Predecessor Company
	Three Months Ended October 25, 2014	Three Months Ended October 26, 2013	Six Months Ended October 25, 2014	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013
Liabilities subject to compromise	$—	$—	$—	$—	$223,988
Issuance of capital in excess of par value	—	—	—	—	(42,335)
Reclassified into other balance sheet liability accounts	—	458	—	458	(19,710)

Settlement of liabilities subject to compromise	$—	$458	$—	$458	$161,943

Fresh start accounting adjustments:
Goodwill	$—	$—	$—	$—	$21,588
Fair value adjustment to intangible assets	—	—	—	—	(56,795)
Fair value adjustment to fixed assets	—	—	—	—	15,522
Fresh start accounting adjustments relating to inventory	—	—	—	—	(8,147)
Other fresh start accounting adjustments	—	—	—	—	(2,434)

Total fresh start accounting adjustments	$—	$—	$—	$—	$(30,266)

Other reorganization adjustments:
Asset write-downs due to contract rejections	$—	$—	$—	$—	$(7,011)
Professional fees	—	(3,825)	271	(5,105)	(10,512)
Cancellation of equity-based awards	—	—	—	—	(3,624)
Financing fees	—	—	—	—	(2,853)
Issuance of equity in excess of debt carrying amount	—	—	—	—	(21,375)
Other	—	—	—	—	(1,503)

Total other reorganization adjustments	$—	$(3,825)	$271	$(5,105)	$(46,878)

Total Reorganization items, net	$—	$(3,367)	$271	$(4,647)	$84,799

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

Pursuant to the Reorganization Plan, on the Effective Date, the Company realized cancellation of indebtedness income. During the six weeks ended June 11, 2013, the Company excluded from taxable income $129,084 of cancellation of indebtedness income as defined under Internal Revenue Code (“IRC”) Section 108. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income. As a result, the Company reduced the available federal and state net operating loss carry forward and adjusted the tax reporting basis of tangible and intangible assets for the discharge of indebtedness income. In addition to the adjustment to the tax reporting basis as described above, the fresh start accounting adjustments also created additional basis differences between income tax and financial reporting.

The Company has determined that an ownership change occurred in fiscal 2013 that is subject to IRC Section 382. Due to the limitations imposed under Section 382, certain federal and state deferred tax attributes may be significantly reduced over the next five years.

In fiscal 2012, the Company concluded that the realization of a majority of the deferred tax assets did not meet the more likely than not threshold, and recorded a tax valuation allowance of $32,638. In fiscal 2013, the Company increased its tax valuation allowance to $71,272. As of April 26, 2014, the Company reduced its valuation allowance to $30,573 related to the reduction of tax attributes associated with the cancellation of indebtedness and other fresh start adjustments. At the end of fiscal 2014 and at the end of the second quarter of fiscal 2015 there was a full valuation allowance against all the Company’s U.S. deferred tax assets. As of October 25, 2014, the Company had an immaterial amount of unremitted earnings from foreign investments.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at October 25, 2014, April 26, 2014 and October 26, 2013, was $115, $398 and $560, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity during the six months ended October 25, 2014 (Successor Company), six weeks ended June 11, 2013 (Predecessor Company) and twenty weeks ended October 26, 2013 (Successor Company), were as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, April 26, 2014 (Successor Company)	$1	$120,955	$(17,485)	$—	$(414)	$103,057
Net income	—	—	22,937	—	—	22,937
Share-based compensation expense	—	141	—	—	—	141
Foreign currency translation adjustment	—	—	—	—	(154)	(154)
Change in Fresh Start estimate	—	(1,564)	—	—	—	(1,564)

Balance, October 25, 2014 (Successor Company)	$1	$119,533	$5,452	$—	$(568)	$124,418

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)

Balance, April 27, 2013 (Predecessor Company)	$24	$446,232	$(361,192)	$(186,637)	$22,381	$(79,192)
Net income	—	—	76,068	—	—	76,068
Foreign currency translation adjustment					(101)	(101)
Cancellation of Predecessor Company common stock	(24)	—	—	—	—	(24)
Elimination of Predecessor Company capital in excess of par	—	(446,232)	—	—	—	(446,232)
Elimination of Predecessor Company accumulated deficit	—	—	285,124	—	—	285,124
Elimination of Predecessor Company treasury stock	—	—	—	186,637	—	186,637
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	—	(22,280)	(22,280)

Balance, June 11, 2013 (Predecessor Company)	$—	$—	$—	$—	$—	$—

Issuance of Successor Company Common Stock	$1	$—	$—	$—	$—	$1
Establishment of Successor Company capital in excess of par	—	120,955	—	—	—	120,955

Balance, June 12, 2013 (Successor Company)	1	120,955	—	—	—	120,956
Net income	—	—	31,640	—	—	31,640
Foreign currency translation adjustment	—	—	—	—	(106)	(106)

Balance, October 26, 2013 (Successor Company)	$1	$120,955	$31,640	$—	$(106)	$152,490

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

NOTE 8 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended October 25, 2014:
Basic EPS	$11,923	1,000	$11.92

Effect of dilutive non-vested stock options	—	—

Basic and diluted EPS (Successor Company)	$11,923	1,000	$11.92

Three months ended October 26, 2013:
Basic EPS	$14,697	1,000	$14.70

Effect of dilutive non-vested stock options	—	—

Basic and diluted EPS (Successor Company)	$14,697	1,000	$14.70

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Six months ended October 25, 2014:
Basic EPS	$22,937	1,000	$22.94

Effect of dilutive non-vested stock options	—	—

Basic and diluted EPS (Successor Company)	$22,937	1,000	$22.94

Twenty weeks ended October 26, 2013:
Basic EPS	$31,640	$1,000	$31.64

Effect of dilutive non-vested stock options	—	—

Basic and diluted EPS (Successor Company)	$31,640	1,000	$31.64

Six weeks ended June 11, 2013:
Basic EPS	$76,068	18,922	$4.02

Effect of dilutive non-vested stock options	—	—

Basic and diluted EPS (Predecessor Company)	$76,068	18,922	$4.02

The Company had stock options outstanding of 66 and 60 during the three and six months ended October 25, 2014, respectively, that were not included in the computation of Diluted EPS because they were anti-dilutive. The Company did not have any stock options outstanding during the three months and twenty weeks ended October 26, 2013.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

All outstanding stock options and restricted shares of the Predecessor Company were cancelled as of the Effective Date.

NOTE 9 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

As of October 25, 2014, the Company had one share-based employee compensation plan; the 2014 Plan, as described in Note 2 – Bankruptcy Proceedings. The 2014 Plan was approved on September 4, 2014 by the Company’s stockholders. On April 24, 2014, School Specialty, Inc.’s CEO was awarded 32 stock options under the 2014 Plan. Other members of management were awarded 36 stock options and 4 stock options on May 22, 2014 and September 25, 2014, respectively. September 4, 2014, the date on which the Stockholders approved the 2014 Plan, was considered the grant date, or measurement date, for those awards issued prior to this date. As such, those awards made prior to September 4, 2014 were not considered outstanding and no expense associated with those awards was recognized prior to that date. The 32 stock options that were awarded to the Company’s CEO will vest as to one-fourth of the options on the first four anniversaries of the date of award. The 40 options that were awarded to other members of management will vest as to one-half of the options on the second anniversary of the date of award and as to one-fourth of the options on each of the third and fourth anniversaries of the award date.

A summary of the option activity for the Successor Company during the six months ended October 25, 2014 follows:

	Options Outstanding		Options Exercisable
Successor Company	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 26, 2014	—	$—	—	$—
Granted	72	130
Exercised	—	—
Canceled	(4)	130

Balance at October 25, 2014	68	$—	—	$—

The weighted average fair value of options granted during fiscal 2015 was $55.24 per share. The fair value of options is estimated on the measurement date using the Black-Scholes single option pricing model. The weighted-average assumptions included an average risk-free rate of 2.01%, expected volatility of 48.0% and expected term of 6.3 years.

All of the options outstanding as of October 25, 2014 have an exercise price of $130.00 per share and a weighted average remaining contractual term of 9.57 years. No portion of the current outstanding stock options have vested or have intrinsic value as of October 25, 2014.

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

The Company recognized share-based compensation expense of $141 in both the three and six month periods ended October 25, 2014. The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. Share-based compensation expense is recognized ratably over the vesting period. There was no income tax benefit recognized related to share-based compensation expense in the three and six month periods ended October 25, 2014. Since there were no stock options outstanding in either the three-month or twenty week periods ended October 26, 2013, stock-based compensation expense in each period was zero.

Total unrecognized stock-based compensation expense as of October 25, 2014 was $3,623.

On May 28, 2014, the Board granted 6 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. Prior to the approval of the 2014 Plan at the Annual Meeting of Stockholders on September 4, 2014, the SARs were not considered outstanding, nor granted and therefore no expense was recognized prior to this date. Each SAR has a grant date value of $130 and will be settled in cash upon exercise. As such, the SAR’s are accounted for as liability awards. Since the Company’s stock trading price was less than each SAR’s exercise price as of the end of the second quarter of fiscal 2015, no expense was recorded for each SAR. The SAR will vest as to one-half of the SARs on the second anniversary of the date of grant and as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Successor Company’s intangible assets, including the estimated useful lives, excluding goodwill:

October 25, 2014	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(1,231)	$10,069
Publishing rights (20 years)	4,000	(283)	3,717
Trademarks (20 years)	22,700	(1,608)	21,092
Developed technology (7 years)	6,600	(1,336)	5,264
Content (5 years)	4,400	(1,247)	3,153
Perpetual license agreements (5 years)	1,200	(340)	860
Favorable leasehold interests (10 years)	2,160	(306)	1,854

Total intangible assets	$52,360	$(6,351)	$46,009

April 26, 2014	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(797)	$10,503
Publishing rights (20 years)	4,000	(183)	3,817
Trademarks (20 years)	22,700	(1,040)	21,660
Developed technology (7 years)	6,600	(864)	5,736
Content (5 years)	4,400	(807)	3,593
Perpetual license agreements (5 years)	1,200	(220)	980
Favorable leasehold interests (10 years)	2,160	(198)	1,962

Total intangible assets	$52,360	$(4,109)	$48,251

October 26, 2013	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$9,400	$(301)	$9,099
Publishing rights (20 years)	2,500	(52)	2,448
Trademarks (20 years)	22,100	(460)	21,640
Developed technology (7 years)	6,600	(393)	6,207
Content (5 years)	4,400	(367)	4,033
Perpetual license agreements (5 years)	1,500	(125)	1,375
Favorable leasehold interests (10 years)	1,961	(82)	1,879

Total intangible assets	$48,461	$(1,780)	$46,681

The gross values were determined by the valuation which was performed as part of the fresh start accounting. In addition to the intangible assets above, the Successor Company recorded $21,588 of goodwill.

Intangible asset amortization expenses were included in selling, general and administrative expense. Intangible asset amortization expense for the three months ended October 25, 2014 and October 26, 2013 was $1,121 and $1,217, respectively. Intangible asset amortization expense for the six months ended October 25, 2014, twenty weeks ended October 26, 2013 and the six weeks ended June 11, 2013 was $2,242, $1,780, and $1,138, respectively.

Intangible asset amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2015 is estimated to be:

Fiscal 2015 (six months remaining)	$2,242
Fiscal 2016	4,483
Fiscal 2017	4,483
Fiscal 2018	4,483
Fiscal 2019	3,456
Fiscal 2020	3,363

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The table below shows the allocation to the segments of the recorded goodwill as of October 25, 2014. There were no changes during the twelve month period ending October 25, 2014, other than fresh start accounting adjustments.

	Distribution Segment	Curriculum Segment	Total
Fresh Start Valuation:
Goodwill	$14,666	$6,922	$21,588

Balance at October 25, 2014	$14,666	$6,922	$21,588

NOTE 11 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company holds a 35% interest, accounted for under the cost method, in Carson-Dellosa Publishing, which is accounted for under the cost method as the Company does not have significant influence over the investee.

The investment in unconsolidated affiliate consisted of the following:

	Percent Owned	October 25, 2014	April 26, 2014	October 26, 2013
Carson- Dellosa Publishing, LLC	35%	$715	$715	$715

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 25, 2014	April 26, 2014	October 26, 2013
Land	$—	$—	$210
Projects in progress	3,635	10,854	3,391
Buildings and leasehold improvements	3,749	3,595	3,682
Furniture, fixtures and other	36,564	30,525	30,400
Machinery and warehouse equipment	11,485	6,770	6,174

Total property, plant and equipment	55,433	51,744	43,857
Less: Accumulated depreciation	(17,815)	(12,699)	(6,290)

Net property, plant and equipment	$37,618	$39,045	$37,567

Depreciation expense for the three months ended October 25, 2014 and October 26, 2013 was $3,562 and $5,397, respectively. Depreciation expense for the six months ended October 25, 2014, twenty weeks ended October 26, 2013 and six weeks ended June 11, 2013 was $6,810, $7,700 and $1,845, respectively.

NOTE 13 – ASSETS HELD FOR SALE

In fiscal 2014, the company-wide Process Improvement Program was launched to better align the Company’s operating groups, enhance systems and processes and drive efficiency throughout the organization to improve the customer experience. As part of this program, the Salina, Kansas facility was closed in the third quarter of fiscal 2014. The Salina distribution center ceased processing customer shipments in the second quarter of fiscal 2014. The facility is classified as held for sale on the October 25, 2014 and April 26, 2014 consolidated balance sheets.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 14 – DEBT

Long-term debt consisted of the following:

	October 25, 2014	April 26, 2014	October 26, 2013
New ABL Facility, maturing in 2018	$9,336	$10,600	$3,900
New Term Loan, maturing in 2019	142,681	143,913	144,638
New Term Loan Original Issue Discount	(2,231)	(2,473)	(2,715)
Deferred Cash Payment Obligations, maturing in 2019	16,997	14,335	11,738

Total debt	166,783	166,375	157,561
Less: Current maturities	(10,273)	(12,388)	(5,334)

Total long-term debt	$156,510	$153,987	$152,227

Successor Company Debt

Credit Agreement

On June 11, 2013, the Company entered into a Loan Agreement (the “Asset-Based Credit Agreement”) by and among the Company, Bank of America, N.A, as Agent, SunTrust Bank, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Bookrunners, and the Lenders that are party to the Asset-Based Credit Agreement (the “Asset-Based Lenders”). Subsequent to the end of the second quarter of fiscal 2015, the Company entered into an amendment to the Asset-Based Credit Agreement (See Note 20 – Subsequent Events).

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

The effective interest rate under the New ABL Facility for the three and six months ended October 25, 2014 was 5.45% and 6.20%, respectively, which included amortization of loan origination fees of $289 and $578 and commitment fees on unborrowed funds of $137 and $307. As of October 25, 2014, the outstanding balance on the New ABL Facility was $9,336, which was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

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

Term Loan

Also on June 11, 2013, the Company entered into a Credit Agreement (the “New Term Loan Credit Agreement”) among the Company, Credit Suisse AG, as Administrative Agent and Collateral Agent, and the Lenders defined in the New Term Loan Credit Agreement (the “Term Loan Lenders”). Subsequent to the end of the second quarter of fiscal 2015, the Company entered into an amendment to the New Term Loan Credit Agreement (See Note 20 – Subsequent Events).

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

The effective interest rate under the term loan credit facility for the three and six months ended October 25, 2014 was 10.65% and 10.64%, respectively, which included amortization of loan origination fees of $293 and $587 and original issue discount amortization of $121 and $242. As of October 25, 2014, the outstanding balance on the New Term Loan Credit Agreement was $140,450, net of the unamortized original issue discount. Of this amount, $937 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. The original issue discount is being amortized as additional interest expense on a straight-line basis over the life of the New Term Loan.

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

The New Term Loan required the Company to enter into an interest rate hedge, within 90 days of the Effective Date, in an amount equal to at least 50% of the aggregate principal amount outstanding under the New Term Loan. The purpose of the interest rate hedge is to effectively subject a portion of the New Term Loan to a fixed or maximum interest rate. As such, the Company entered into an interest rate swap agreement on August 27, 2013 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at October 25, 2014 was $72,500. The fair value of the derivative (valued under Level 2) decreased as of the end of second quarter fiscal 2015 compared to the end of first quarter fiscal 2015 by $42 and a loss of $42 was recognized for the quarter. The loss for the second quarter of fiscal 2015 was recorded in “Change in fair value of interest rate swap” on the condensed consolidated statement of operations.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate per annum of 1.485% and the counterparty will pay the Company interest on the notional amount at a variable rate per annum equal to the greater of 1-month LIBOR or 1.0%. The 1-month LIBOR rate applicable to this agreement was 0.152% at October 25, 2014. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 1-month LIBOR fluctuates.

The company has estimated the fair value of its Term Loan (valued under Level 3) as of October 25, 2014 approximated the carrying value of $142,681.

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

The Company’s reconciliation of general unsecured claims is still in process. The Company currently estimates the deferred payment obligations are $16,997, of which $3,031 represents a 20% recovery for the creditors and $12,014 represents a 45% recovery for the creditors with the remaining $1,952 related to accrued paid-in-kind interest. The Company expects to complete the reconciliation of general unsecured claims in the third quarter of fiscal 2015 and these estimated obligation amounts are subject to change.

Predecessor Company Debt

For a description of the Predecessor Company’s debt, please see the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 26, 2014.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 15 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) during the six months ended October 25, 2014 (Successor), six weeks ended June 11, 2013 (Predecessor Company) and twenty weeks ended October 26, 2013 (Successor Company) were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at April 26, 2014 (Successor)	$(414)
Other comprehensive income before reclassifications	198
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at July 26, 2014 (Successor)	$(216)

Other comprehensive income before reclassifications	(352)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at October 25, 2014 (Successor)	$(568)

Foreign Currency Translation
Accumulated Other Comprehensive Income at April 27, 2013 (Predecessor)	$22,381
Other comprehensive income (loss) before reclassifications	(101)
Amounts reclassified from other comprehensive income (loss)	(22,280)

Accumulated Other Comprehensive Income at June 11, 2013 (Predecessor)	$—

Other comprehensive income (loss) before reclassifications	(7)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at July 27, 2013 (Successor)	$(7)

Other comprehensive income (loss) before reclassifications	(99)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at October 26, 2013 (Successor)	$(106)

Amounts reclassified from other comprehensive income (loss) are reflected in “Reorganization items, net” on the income statement for the six weeks ended June 11, 2013.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 16 – RESTRUCTURING

In the first half of fiscal 2015 and fiscal 2014, the Company recorded restructuring costs associated with closure or disposal of distribution centers and severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs for the six months ended October 25, 2014 (Successor Company), the six weeks ended June 11, 2013 (Predecessor Company) and the twenty weeks ended October 26, 2013 (Successor Company):

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at April 26, 2014 (Successor)	$—	$58	$135	$193
Amounts charged to expense	15	—	97	112
Payments	(15)	(58)	(159)	(232)

Accrued Restructuring Costs at July 26, 2014 (Successor)	$—	$—	$73	$73

Amounts charged to expense	—	—	1,631	1,631
Payments	—	—	(282)	(282)

Accrued Restructuring Costs at October 25, 2014 (Successor)	$—	$—	$1,422	$1,422

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at April 27, 2013 (Predecessor)	$(21)	$149	$588	$716
Amounts charged to expense	21	—	—	21
Payments	—	(15)	(167)	(182)

Accrued Restructuring Costs at June 11, 2013 (Predecessor)	$—	$134	$421	$555

Reclassification	406	—	(406)	—
Amounts charged to expense	—	31	1,325	1,356
Payments	(158)	(37)	(1,328)	(1,523)

Accrued Restructuring Costs at July 27, 2013 (Successor)	$248	$128	$12	$388

Amounts charged to expense	47	62	2,140	2,249
Payments	(271)	(103)	(675)	(1,049)

Accrued Restructuring Costs at October 26, 2013 (Successor)	$24	$87	$1,477	$1,588

The $21 charged to Predecessor for the six weeks ended June 11, 2013 was included in reorganization items, net. The $1,356 charged to Successor for the seven weeks ended July 27, 2013, the $2,249 charged to Successor for three months ended October 26, 2013, the $112 charged to Successor for the three months ended July 26, 2014 and the $1,631 charged to Successor for the three months ended October 25, 2014 were included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Successor	Successor	Successor		Predecessor
	Three Months Ended October 25, 2014	Three Months Ended October 26, 2013	Six Months Ended October 25, 2014	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013

Revenues:
Distribution	$207,880	$214,892	$374,549	$339,213	$49,142
Curriculum	30,790	30,737	63,590	49,914	9,555

Total	$238,670	$245,629	$438,139	$389,128	$58,697

Operating income (loss) and income (loss) before taxes:

Distribution	$18,376	$21,093	$31,924	$40,552	$(2,658)
Curriculum	3,717	2,968	9,335	7,400	(1,197)
Corporate and intercompany eliminations (1)	(5,093)	(4,818)	(7,768)	(7,413)	—

Operating income	17,000	19,243	33,491	40,539	(3,855)
Interest expense and reorganization items, net	5,248	4,540	10,781	8,641	(81,564)

Income before provision for income taxes	$11,752	$14,703	$22,710	$31,898	$77,709

	Successor	Successor	Successor
	October 25, 2014	April 26, 2014	October 26, 2013
Identifiable assets:
Distribution	$239,521	$214,723	$260,313
Curriculum	99,144	103,622	82,929
Corporate assets	19,305	21,274	30,221

Total	$357,970	$339,619	$373,463

	Successor	Successor	Successor		Predecessor
	Three Months Ended October 25, 2014	Three Months Ended October 26, 2013	Six Months Ended October 25, 2014	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013

Depreciation and amortization of intangible assets and development costs:
Distribution	$4,299	$6,924	$8,246	$10,830	$2,080
Curriculum	3,661	1,890	7,755	2,328	1,821

Total	$7,960	$8,814	$16,001	$13,158	$3,901

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$2,444	$1,472	$5,119	$2,219	$317
Curriculum	1,964	1,446	3,597	2,093	389

Total	$4,408	$2,918	$8,716	$4,312	$706

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(1)	Operating expenses in Corporate for the Successor’s three month period ended October 25, 2014 and for the Successor’s three month period ended October 26, 2013 were $5,093 and $4,818, respectively. Operating expenses in Corporate for the six month period ended October 25, 2014 and for the twenty weeks ended October 26, 2013 were $7,768 and $7,413, respectively. These amounts included restructuring and facility exit costs, costs incurred to implement process improvement actions and other corporate professional expenses.

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

During the first quarter of fiscal 2013, the Company transferred $2,708 of cash into an additional restricted account. The funds in the restricted account serve as collateral primarily for the Company’s workmen’s compensation insurance and other lease obligations, secured by letters of credit. During the third and fourth quarters of fiscal 2013 and the first and second quarters of fiscal 2014, $972, $434, $601 and $701, respectively, was transferred from the restricted cash account as the letters of credit secured by these amounts were canceled. As of October 25, 2014 the Company has no restrictions on its cash balance.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 20 – SUBSEQUENT EVENTS

On October 31, 2014, the Company entered into (i) the First Amendment, Consent and Limited Waiver to Loan Agreement (“Amended Asset-Based Credit Agreement”) by and among the Company, Bank of America, N.A., SunTrust Bank and Bank of Montreal, as lenders, and Bank of America, N.A. as agent for lenders and (ii) Amendment No. 1 to the Credit Agreement dated June 11, 2013 (“Amended New Term Loan Credit Agreement”) among the Company, the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent for the lenders.

Under the terms of the Amended Asset-Based Credit Agreement, the cap on the amount that may be added back in the calculation of covenants under the definition of EBITDA for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves and cash expenses relating to earn outs and similar obligations was increased to 25% of EBITDA for each of fiscal 2015 and fiscal 2016 and to an amount equal to 20% of EBITDA declining to 10% of EBITDA for calculation periods including portions of both fiscal years 2016 and 2017.

Under the terms of the Amended New Term Loan Credit Agreement, the cap on the amount that may be added back in the calculation of covenants under the definition of Consolidated EBITDA for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves and cash expense relating to earn outs and similar obligations was increased to $8.1 million for fiscal 2014, and $15.0 million for each of fiscal 2015 and fiscal 2016. In addition, the prepayment penalty was changed to (i) 3.00% of the principal amount of term loans repaid, repriced or refinanced prior to the six month anniversary of the amendment effective date, (ii) 2.00% of the principal amount of term loans repaid, repriced or refinanced on or prior to the first anniversary and after the six month anniversary of the amendment effective date, and (iii) 1.00% of the principal amount of term loans repaid, repriced or refinanced on or prior to the second anniversary and after the first anniversary of the amendment effective date, subject to reduction in the case of clauses (i) and (ii) under certain circumstances.

Both the Amended Asset-Based Credit Agreement and the Amended New Term Loan Credit Agreement (i) expanded the definition of “Equity Interests” to include additional types of equity awards that are available for grant under the Company’s 2014 Plan and amendments related to the settlement of those awards, (ii) allow the Company to change its fiscal year to December 31, under certain circumstances, and (iii) waived certain defaults and events related to the conversion of certain subsidiaries of the Company to Delaware limited liability companies.

Subsequent to the end of the second quarter of fiscal 2015, the board of directors of the Company appointed Ryan Bohr as the Company’s Executive Vice President and Chief Financial Officer and Kevin Baehler, formerly the Company’s interim Chief Financial Officer, as the Company’s Chief Accounting Officer, both effective October 27, 2014 and, in connection with a reorganization of the executive management team of the Company, approved the termination without cause of Richmond Holden, the Company’s Executive Vice President, Curriculum Group, and Patrick Collins, the Company’s Executive Vice President, Supplies Business, effective December 1, 2014.

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

Our business is subject to seasonal fluctuations. Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Due to variations in the timing of shipments within this season primarily as a result of changes or delays in the finalization of state education budgets as well as the impact that the bankruptcy proceedings had on last year’s first and second fiscal quarter revenue, the Company views a year-over-year comparison of the first six months of the fiscal year to be a more meaningful analysis than year-over-year comparative results for quarterly periods on an individual basis.

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

Accordingly, management has provided a non-GAAP analysis entitled “Non-GAAP Financial Information – Combined Results” for the six months ended October 25, 2014. Non-GAAP Financial Information – Combined Results combines GAAP results of the Successor Company for the twenty weeks ended October 26, 2013 and GAAP results of the Predecessor Company for the six weeks ended June 11, 2013. Management’s non-GAAP analysis compares the Successor Company’s GAAP results for the six months ended October 25, 2014 for certain financial items to the Non-GAAP Financial Information – Combined Results.

Revenues

Revenues for the three months ended October 25, 2014 decreased 2.8%, or $7.0 million from the three months ended October 26, 2013.

Distribution segment revenues decreased 3.3%, or $7.0 million, from the three months ended October 26, 2013. Furniture product line revenue decreased approximately $2.8 million primarily due to the timing of school construction projects shifting to the second half of fiscal 2015. Approximately $1.7 million of the decline in segment revenue was related to the divestiture of our printing plants in last year’s third quarter as we transitioned all planner and agenda printing to third party print partners. As a result, there is no revenue in fiscal 2015 associated with commercial printing. In addition, revenues of the Company’s student planner and agenda product line declined $0.9 million year over year in the second quarter. The remaining product lines within the segment were down $1.6 million, or 1.4% in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014.

Curriculum segment revenues were relatively flat, up 0.2%, or $0.1 million, from the three months ended October 26, 2013.

Gross Profit

Gross margin for the three months ended October 25, 2014 was 36.4% as compared to 38.0% for the three months ended October 26, 2013.

Distribution segment gross margin was 34.2% for the three months ended October 25, 2014 as compared to 35.6% for the three months ended October 26, 2013. The decrease in gross margin is primarily related to the Company’s student planner and agenda product category. Approximately 70 basis points of the gross margin decline relates to the Company’s student planner and agenda product category, as both the mix of agendas as a percentage of the overall segment revenues and gross margins within the agendas category have declined. The remaining decline related primarily to product mix within the remaining product categories within the segment.

Curriculum segment gross margin was 51.1% for the three months ended October 25, 2014 as compared to 54.3% for the three months ended October 26, 2013. The decline related to increased product development amortization of $1.1 million in the second quarter of fiscal 2015 which contributed to a decrease of 360 basis points of gross margin. This decline was partially offset by the mix of higher margin curriculum products within the segment.

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

SG&A decreased $3.8 million from $71.7 million for the three months ended October 26, 2013 to $67.9 million for the three months ended October 25, 2014. As a percent of revenue, SG&A decreased from 29.2% for the three months ended October 26, 2013 to 28.4% for the three months ended October 25, 2014.

SG&A attributable to the Distribution and Curriculum segments decreased $4.4 million and Corporate SG&A increased $0.6 million in the second quarter as compared to last year’s second quarter.

Distribution segment SG&A decreased $2.7 million, or 5.1%, from $55.4 million for the three months ended October 26, 2013 to $52.7 million for the three months ended October 25, 2014. Depreciation and amortization expense decreased by $2.6 million as a result of short-lived assets identified during fresh start accounting that had been fully depreciated prior to the end of the second quarter of fiscal 2015. The segment had a decrease of $1.5 million in its marketing costs primarily associated with a decrease in catalog costs as the Company reduced the number of seasonal catalog mailings and reduced circulation of other catalogs. This reduction reflects the Company’s continued strategy of increasing customer interactions through digital marketing campaigns and a more efficient use of printed catalogs. Compensation related costs decreased by approximately $0.7 million due primarily to reductions in headcount. These decreases were partially offset by additional outbound transportation costs of $1.0 million related to a combination of higher freight rates, decision to transfer freight from lower cost freight vendors that did not meet our service standards and longer routes to the west coast due to distribution center consolidation. Distribution segment SG&A decreased as a percent of revenue from 25.8% for the three months ended October 26, 2013 to 25.3% for the three months ended October 25, 2014.

Curriculum segment combined SG&A decreased $1.7 million, or 12.6%, from $13.7 million for the three months ended October 26, 2013 to $12.0 million for the three months ended October 25, 2014. Compensation costs for the Curriculum segment decreased $1.0 million due primarily to headcount reductions. A reduction of $0.4 million in commission expense also contributed to the decline in compensation costs. Approximately $0.5 million of the remaining decline is related to reduction in marketing expenditures. Curriculum segment SG&A decreased as a percent of revenue from 44.6% for the three months ended October 26, 2013 to 38.9% for the three months ended October 25, 2014.

The Corporate SG&A increase of $0.6 million is related to process improvement implementation costs such as consulting fees and warehouse implementation costs associated with transitioning the majority of fulfillment activities to the Company’s Mansfield, Ohio distribution center.

Facility exit costs and restructuring

In the second quarter of fiscal 2015, the Company recorded $1.9 million of charges related primarily to severance and lease termination estimates.

In the second quarter of fiscal 2014, the Company recorded $2.2 million of bankruptcy related restructuring charges consisting of costs associated with warehouse closures, transportation costs resulting from bankruptcy related backorders and consulting fees.

Interest Expense

Interest expense increased $0.6 million, from $4.6 million for the three months ended October 26, 2013 to $5.2 million for the three months ended October 25, 2014.

In the first quarter of fiscal 2014 the Company recorded approximately $0.6 million of interest related to the unpaid early termination fees for the pre-bankruptcy term loan with Bayside. During the second quarter of fiscal 2014, the parties settled the disputed early termination fee at a fixed dollar amount and Bayside refunded a portion of the fee and all interest previously paid. As such, the interest expense recorded was reversed in the second quarter of fiscal 2014.

Change in Fair Value of Interest Rate Swap

In the second quarter of fiscal 2014, the Company entered into an interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at October 25, 2014 was $72.5 million. For the three months ended October 25, 2014, the fair value of the derivative decreased by less than $0.1 million and, accordingly, a non-cash loss of less than $0.1 million was recorded.

Partial Refund of Early Termination Fee

During the third quarter of fiscal 2013, the Company recorded a $25.1 million prepayment charge related to the acceleration of the obligations under the Bayside term loan credit agreement. The charge was triggered by the Company’s non-compliance with the minimum liquidity covenant. The early payment fee represented the present value of interest payments due to Bayside during the term of the term loan agreement. The $25.1 million early termination fee plus approximately $1.3 million of potential interest expense was placed in an escrow account. The escrow funds, totaling $26.4 million, were released to Bayside early in the second quarter of fiscal 2014.

During the second quarter of fiscal 2014, the parties reached an agreement whereby the early termination fee was fixed at $21.0 million. As such, Bayside retained $21.0 million, and refunded to the Company the $5.4 million escrow. The refund was received by the Company in the second quarter of fiscal 2014, of which $4.1 million was a partial refund of the early termination fee and the remainder was a refund of interest expense.

Reorganization Items, Net

In the three months ended October 26, 2013, the Company recorded $3.4 million net reorganization gain. This consisted primarily of professional fees associated with activities attributable to the implementation of the Company’s Reorganization Plan.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $0.2 million for the three months ended October 25, 2014.

The effective rate for the three months ended October 25, 2014 was -1.7%. The benefit recorded in the three months ended October 25, 2014 is related to foreign and state tax true-ups. The Company does not expect to have taxable income in fiscal 2015. As future realization of deferred tax assets, including net operating loss carryforwards, did not meet the more likely than not threshold, the Company recorded a full valuation allowance as of October 25, 2014.

The effective tax rate for the three months ended October 25, 2013 was 0.0%. This rate was significantly lower than the statutory rate because the net reorganization income realized during this period was primarily related to cancellation of indebtedness income. During the six weeks ended June 11, 2013, the Company excluded from taxable income $129,084 of cancellation of indebtedness income as defined under Internal Revenue Code (“IRC”) Section 108. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income. As a result, the Company reduced the available federal and state net operating loss carryforward and adjusted the tax reporting basis of tangible and intangible assets for the discharge of indebtedness income. In addition to the adjustment to the tax reporting basis as described above, the fresh start accounting adjustments also created additional basis differences between income tax and financial reporting. Because the Company had recorded a full valuation allowance in fiscal 2013, the reduction of tax attributes resulted in a corresponding reduction of the valuation allowance. Thus, the reduction of tax attributes did not result in an increased effective tax rate for the three months ended October 26, 2013.

Non-GAAP Financial Information — Combined Results

As a result of the emergence from bankruptcy occurring six weeks into fiscal 2014, management believes that the presentation of Non-GAAP Financial Information — Combined Results for the first six months of fiscal 2014 offers a useful non-GAAP normalized comparison to GAAP results of the Successor Company for the six months ended October 25, 2014. The Non-GAAP Financial Information — Combined Results presented below are reconciled to the most comparable GAAP measures.

Successor Company GAAP Results for the Six Months Ended October 25, 2014 Compared to Non-GAAP Combined Results for the Six Months Ended October 26, 2013

Revenues

	Successor Company	Non-GAAP Combined	Successor Company	Predecessor Company
	Six Months Ended October 25, 2014	Six Months Ended October 26, 2013	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013

Revenues	$438,139	$447,825	$389,128	$58,697

Revenues for the six months ended October 25, 2014 decreased 2.2%, or $9.7 million from the combined six months ended October 26, 2013.

Distribution segment revenues decreased 3.6%, or $13.8 million, from the combined six months ended October 26, 2013. The student planner and agenda products accounted for $8.2 million of the decline. We believe schools consider agenda products more discretionary in nature and some schools are de-emphasizing paper-based agendas in favor of digital products. Commercial printing activity in the first half of fiscal 2014 was $4.3 million as compared to zero in the first half of fiscal 2015 as the Company sold its print plant assets in November, 2013. Furniture revenue was up $1.0 million in the first half of fiscal 2015 as the Company has been successful in both re-establishing credit terms with most furniture vendors and gaining back customer confidence in the year following the emergence from bankruptcy. While revenues in the remaining product categories declined by $2.3 million, or 1.1%, in the first half of fiscal 2015, we entered the year with a lower open order position as compared to prior year. The order volume in these remaining product categories was up 0.5% during the first half of fiscal 2015 as compared to the first half of fiscal 2014.

Curriculum segment revenues increased 6.9%, or $4.1 million, from the combined six months ended October 26, 2013. This increase is primarily related to the adoption of a state science curriculum in Texas during the first quarter of fiscal 2015 using the Company’s curriculum products.

Gross Profit

	Successor Company	Non-GAAP Combined	Successor Company	Predecessor Company
	Six Months Ended October 25, 2014	Six Months Ended October 26, 2013	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013

Gross profit	$165,388	$176,581	$152,963	$23,618

Gross margin for the six months ended October 25, 2014 was 37.7% as compared to 39.4% for the combined six months ended October 26, 2013.

Distribution segment gross margin was 35.5% for the six months ended October 25, 2014 as compared to 37.2% for the combined six months ended October 26, 2013. The decrease in gross margin is primarily related to the Company’s agenda product category.

Approximately 110 basis points of the gross margin decline relates to the Company’s student planner and agenda product category, as both the mix of agendas as a percentage of the overall segment revenues and gross margins within the agendas category have declined. The remaining decline related primarily to product mix within the remaining product categories within the segment.

Curriculum segment gross margin was 51.1% for the six months ended October 25, 2014 as compared to 53.9% for the combined six months ended October 26, 2013. The decline is related to increased product development amortization of $2.3 million in fiscal 2015 which contributed to a decrease of 360 basis points of gross margin. This decline was partially offset by the mix of higher margin curriculum products within the segment.

Selling, General and Administrative Expenses

	Successor Company	Non-GAAP Combined	Successor Company	Predecessor Company
	Six Months Ended October 25, 2014	Six Months Ended October 26, 2013	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013

Selling, general and administrative expenses	$129,835	$136,292	$108,819	$27,473

SG&A includes selling expenses, the most significant of which are sales wages and commissions; operations expenses, which includes customer service, warehouse and out-bound freight costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; and depreciation and intangible asset amortization expense.

SG&A decreased $6.5 million from $136.3 million for the combined six months ended October 26, 2013 to $129.8 million for the six months ended October 25, 2014. As a percent of revenue, SG&A decreased from 30.4% for the combined six months ended October 26, 2013 to 29. 6% for the six months ended October 25, 2014.

SG&A attributable to the Distribution and Curriculum segments decreased $8.4 million and Corporate SG&A increased $1.9 million in the first six months as compared to last year’s combined first six months.

Distribution segment SG&A decreased $5.7 million, or 5.4%, from $106.7 million for the combined six months ended October 26, 2013 to $101.0 million for the six months ended October 25, 2014. The segment had a decrease of $2.4 million in its marketing costs primarily associated with a decrease in catalog costs as the Company reduced the number of seasonal catalog mailings and reduced circulation of other catalogs. This reduction reflects the Company’s continued strategy of increasing customer interactions through digital marketing campaigns and a more efficient use of printed catalogs. Depreciation and amortization expense decreased by $2.4 million as a result of the adoption of fresh start accounting. Compensation and benefit costs for the Distribution segment decreased $1.7 million. Headcount for the Distribution segment has been reduced by approximately 10% compared to the combined first half of fiscal 2014. These decreases were partially offset by $1.7 million of additional outbound freight costs. Distribution segment SG&A decreased as a percent of revenue from 27.5% for the combined six months ended October 26, 2013 to 26.9% for the six months ended October 25, 2014.

Curriculum segment combined SG&A decreased $2.7 million, or 10.5%, from $25.8 million for the combined six months ended October 26, 2013 to $23.1 million for the six months ended October 25, 2014. The segment had a decrease of $0.5 million in its marketing costs. Compensation and benefit costs for the Curriculum segment decreased by $0.8 million. Curriculum segment SG&A decreased as a percent of revenue from 43.4% for the combined six months ended October 26, 2013 to 36.4% for the six months ended October 25, 2014.

The Corporate SG&A increase of $1.9 million is related to process improvement implementation costs such as consulting fees and warehouse implementation costs associated with transitioning the majority of fulfillment activities to the Company’s Mansfield, Ohio distribution center.

Facility exit costs and restructuring

In the six months ended October 25, 2014, the Company recorded $2.1 million of restructuring charges related primarily to severance and adjustments to estimated lease termination costs associated with a prior year distribution center closure.

In the combined six months ended October 26, 2013, the Company recorded $3.6 million of bankruptcy related restructuring charges. The closure of the Company’s distribution centers and printing plants resulted in charges of $1.7 million which included lease termination costs and other shutdown related expenditures. Severance in the first six months of fiscal 2014 was $1.9 million.

Interest Expense

	Successor Company	Non-GAAP Combined	Successor Company	Predecessor Company
	Six Months Ended October 25, 2014	Six Months Ended October 26, 2013	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013

Interest expense	$10,481	$10,661	$7,426	$3,235

Interest expense decreased $0.2 million, from $10.7 million for the combined six months ended October 26, 2013 to $10.5 million for the six months ended October 25, 2014.

For the six months ended October 25, 2014, interest expense associated with the Successor Company’s New Term Loan was approximately $0.6 million lower than the term loan interest expense for the combined six months ended October 26, 2013, primarily due to a lower interest rate under the New Term Loan Credit Agreement as compared to the Predecessor Company’s term loan. For the six months ended October 25, 2014, interest expense associated with the Successor Company’s New ABL Facility was approximately $0.5 million lower than the interest expense for the combined six months ended October 26, 2013, primarily due to a lower average outstanding balance. These decreases were partially offset by $1.0 million consisting of a combination of incremental non-cash interest on deferred payment obligations and incremental debt fee amortization.

Change in Fair Value of Interest Rate Swap

In the second quarter of fiscal 2014, the Company entered into an interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of

September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at October 25, 2014 was $72.5 million. As of October 25, 2014, the fair value of the derivative decreased by less than $0.1 million and, accordingly, a non-cash loss of less than $0.1 million was recorded.

Partial Refund of Early Termination Fee

During the third quarter of fiscal 2013, the Company recorded a $25.1 million prepayment charge related to the acceleration of the obligations under the Bayside term loan credit agreement. The charge was triggered by the Company’s non-compliance with the minimum liquidity covenant. The early payment fee represented the present value of interest payments due to Bayside during the term of the term loan agreement. The $25.1 million early termination fee plus approximately $1.3 million of potential interest expense was placed in an escrow account. The escrow funds, totaling $26.4 million, were released to Bayside early in the second quarter of fiscal 2014.

During the second quarter of fiscal 2014, the parties reached an agreement whereby the early termination fee was fixed at $21.0 million. As such, Bayside retained $21.0 million, and refunded to the Company the $5.4 million escrow. The refund was received by the Company in the second quarter of fiscal 2014, of which $4.1 million was a partial refund of the early termination fee and the remainder was a refund of interest expense.

Reorganization Items, Net

In the six months ended October 25, 2014, the Company recorded a $0.2 million net reorganization loss. This consists of professional advisory fees and other costs related to the continued implementation of the Reorganization Plan and the resolution of unresolved claims.

In the six months ended October 26, 2013, the Company recorded an $80.2 million net reorganization gain. This consists of $162.4 million of cancellation of indebtedness income related to the settlement of prepetition liabilities and changes in the Predecessor Company’s capital structure arising from implementation of the Reorganization Plan, offset by $30.2 million of fresh start adjustments, $21.4 million of cancellation of debt upon the issuance of equity, $18.5 million of professional, financing and other fees, $7.0 million of contract rejections and $5.1 million of other reorganization adjustments.

Provision for (Benefit from) Income Taxes

	Successor Company	Non-GAAP Combined	Successor Company	Predecessor Company
	Six Months Ended October 25, 2014	Six Months Ended October 26, 2013	Twenty Weeks Ended October 26, 2013	Six Weeks Ended June 11, 2013

Provision for (benefit from) income taxes	$(227)	$1,899	$258	$1,641
Effective tax rate	-1.0%	1.8%	0.8%	2.1%

The benefit from income taxes was $0.3 million for the six months ended October 25, 2014 as compared to a combined provision for income taxes of $1.9 million for the six months ended October 26, 2013.

The effective rate for the six months ended October 25, 2014 was -1.2%. The benefit recorded in the six months ended October 25, 2014 is related to foreign and state tax true-ups. The Company does not expect to have taxable income in fiscal 2015. As future realization of deferred tax assets, including net operating loss carryforwards, did not meet the more likely than not threshold, the Company recorded a full valuation allowance as of October 25, 2014.

The effective tax rate for the combined six months ended October 26, 2013 was 1.8%. This rate was significantly lower than the statutory rate because the net reorganization income realized during this period was primarily related to cancellation of indebtedness income. During the six weeks ended June 11, 2013, the Company excluded from taxable income $129,084 of cancellation of indebtedness income as defined under Internal Revenue Code (“IRC”) Section 108. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income. As a result, the Company reduced the available federal and state net operating loss carryforward and adjusted the tax reporting basis of tangible and intangible assets for the discharge of indebtedness income. In addition to the adjustment to the tax reporting basis as described above, the fresh start accounting adjustments also created additional basis differences between income tax and financial reporting. Because the Company had recorded a full valuation allowance in fiscal 2013, the reduction of tax attributes resulted in a corresponding reduction of the valuation allowance. Thus, the reduction of tax attributes did not result in an increased effective tax rate for the combined six months ended October 26, 2013.

Liquidity and Capital Resources

At October 25, 2014, the Company had working capital of $143.8 million. The Company’s capitalization at October 25, 2014 was $291.2 million and consisted of total debt of $166.8 million and stockholders’ equity of $124.4 million.

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

The Asset-Based Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to a springing financial covenant relating to the Company’s fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during the six months ended October 25, 2014.

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

The New Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants that commenced on the fiscal quarter ending October 26, 2013, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during the six months ended October 25, 2014.

On October 31, 2014 the Company obtained amendments to both its Asset-Based Credit Agreement and New Term Loan Credit Agreement. The amendments provide the Company additional flexibility in its execution of certain restructuring actions by increasing the dollar amount of EBITDA add backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves and cash expenses relating to earn outs or similar obligations. The Company closely evaluates its expected ability to remain in compliance with the financial covenants under our New ABL Security Agreement and New Term Loan Credit Agreement. Based on current projections, the Company believes it will maintain compliance with these financial covenants through the remainder of fiscal 2015.

Net cash provided in operating activities was $12.4 million for the six months ended October 25, 2014 and $14.3 million for the twenty weeks ended October 26, 2013 (Successor Company), and net cash used in operating activities was $20 million in the six weeks ended June 11, 2013 (Predecessor Company). The combined increase of $18.1 million is due to a reduction in bankruptcy-related costs of approximately $24.0 million for professional or other financing related fees which were paid in the combined first six months of fiscal 2014. This increase is partially offset by $6.8 million of decreased operating income in the current year, after adjusting for the non-cash impact of depreciation and amortization, as compared to the combined six month period last year.

Net cash used in investing activities was $8.7 million for the six months ended October 25, 2014. Net cash provided by investing activities was $22.7 million for the twenty weeks ended October 26, 2013 (Successor Company) and net cash used in investing activities was $0.7 million for the six weeks ended June 11, 2013 (Predecessor Company). The combined decrease was primarily due to the release of $26.3 million of restricted cash in fiscal 2014 which related primarily to the Bayside early termination fee dispute, which was settled in the second quarter of fiscal 2014. The remaining difference is related to increased spending on property, plant and equipment in the current year, primarily to support the Company’s distribution center consolidation and its eCommerce initiatives.

Net cash used by financing activities was $2.5 million and $41.9 million for the six months ended October 25, 2014 and the twenty weeks ended October 26, 2013 (Successor Company), respectively. Net cash provided by financing activities was $15.5 million for the six weeks ended June 11, 2013 (Predecessor Company). The combined increase of $23.9 million relates primarily to the payment of the $26.4 million of early termination fee fiscal 2014. Outstanding borrowings on the New ABL Facility were $9.3 million as October 25, 2014, while the excess availability on that date for the New ABL Facility was $83.5 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended October 25, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

December 4, 2014	/s/ Ryan M. Bohr
Date	Ryan M. Bohr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

December 4, 2014	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended October 25, 2014 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.