Form 10-Q
period 2015-01-24
SCHOOL SPECIALTY INC
filed 2015-03-04
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 24, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2015
Common Stock, $0.001 par value	1,000,004

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 24, 2015

		Page Number
PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at January 24, 2015, April 26, 2014 and January 25, 2014 (Successor Company)	2

	Condensed Consolidated Statements of Operations for the Three Months Ended January 24, 2015, Three Months Ended January 25, 2014, Nine Months Ended January 24, 2015, Thirty-Three Weeks Ended January 25, 2014 (Successor Company) and Six Weeks Ended June 11, 2013 (Predecessor Company)	3

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended January 24, 2015, Three Months Ended January 25, 2014, Nine Months Ended January 24, 2015, Thirty-Three Weeks Ended January 25, 2014 (Successor Company) and Six Weeks Ended June 11, 2013 (Predecessor Company)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended January 24, 2015, Thirty-Three Weeks Ended January 25, 2014 (Successor Company) and Six Weeks Ended June 11, 2013 (Predecessor Company)	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	31

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41

ITEM 4.	CONTROLS AND PROCEDURES	41

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	42

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	Successor Company
	January 24, 2015	April 26, 2014	January 25, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,861	$9,008	$17,888
Accounts receivable, less allowance for doubtful accounts of $925, $984 and $1,267, respectively	56,819	62,631	56,017
Inventories	81,298	93,387	73,224
Deferred catalog costs	9,380	8,057	9,933
Prepaid expenses and other current assets	18,899	18,043	13,655
Refundable income taxes	569	—	5,432
Assets held for sale	1,598	2,200	2,200

Total current assets	180,424	193,326	178,349
Property, plant and equipment, net	34,938	39,045	36,036
Goodwill	21,588	21,588	21,588
Intangible assets, net	44,888	48,251	49,371
Development costs and other	32,387	36,646	36,413
Deferred taxes long-term	12	48	47
Investment in unconsolidated affiliate	715	715	715

Total assets	$314,952	$339,619	$322,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$14,904	$12,388	$1,434
Accounts payable	32,026	42,977	23,033
Accrued compensation	4,324	8,966	4,910
Deferred revenue	2,069	2,613	2,559
Other accrued liabilities	12,498	14,460	14,555

Total current liabilities	65,821	81,404	46,491
Long-term debt - less current maturities	156,468	153,987	152,581
Other liabilities	843	1,171	1,422

Total liabilities	223,132	236,562	200,494

Commitments and contingencies - Note 19

Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	1	1
Capital in excess of par value	118,283	120,955	120,955
Accumulated other comprehensive loss	(1,266)	(414)	(436)
Retained earnings (accumulated deficit)	(25,198)	(17,485)	1,505

Total stockholders’ equity	91,820	103,057	122,025

Total liabilities and stockholders’ equity	$314,952	$339,619	$322,519

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	Successor Company		Successor Company		Predecessor Company
	Three Months Ended January 24, 2015	Three Months Ended January 25, 2014	Nine Months Ended January 24, 2015	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013

Revenues	$77,754	$74,664	$515,893	$463,792	$58,697
Cost of revenues	50,946	48,216	323,697	284,494	35,079

Gross profit	26,808	26,448	192,196	179,298	23,618
Selling, general and administrative expenses	50,882	48,672	180,717	157,378	27,473
Facility exit costs and restructuring	2,218	2,429	4,280	6,034	—

Operating income (loss)	(26,292)	(24,653)	7,200	15,886	(3,855)

Other expense (income):
Interest expense	4,306	4,715	14,787	12,141	3,235
Change in fair value of interest rate swap	(47)	(134)	(18)	488	—
Refund of early termination fee	—	—	—	(4,054)	—
Reorganization items, net	—	901	271	5,548	(84,799)

Income before provision for (benefit from) income taxes	(30,551)	(30,135)	(7,841)	1,763	77,709
Provision for (benefit from) income taxes	100	—	(127)	258	1,641

Net income (loss)	$(30,651)	$(30,135)	$(7,714)	$1,505	$76,068

Weighted average shares outstanding:
Basic	1,000	1,000	1,000	1,000	18,922
Diluted	1,000	1,000	1,000	1,000	18,922

Net Income (loss) per Share:
Basic	$(30.65)	$(30.14)	$(7.71)	$1.51	$4.02
Diluted	$(30.65)	$(30.14)	$(7.71)	$1.51	$4.02

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Successor Company		Successor Company		Predecessor Company
	Three Months Ended January 24, 2015	Three Months Ended January 25, 2014	Nine Months Ended January 24, 2015	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013
Net income (loss)	$(30,651)	$(30,135)	$(7,714)	$1,505	$76,068
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(698)	(330)	(852)	(436)	(101)

Total comprehensive income (loss)	$(31,349)	$(30,465)	$(8,566)	$1,069	$75,967

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Successor Company		Predecessor Company
	Nine Months Ended January 24, 2015	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013
Cash flows from operating activities:
Net income (loss)	$(7,714)	$1,505	$76,068
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and intangible asset amortization expense	13,872	14,290	2,983
Amortization of development costs	8,644	4,936	918
Non-cash reorganization items	—	(458)	(99,668)
Amortization of debt fees and other	1,432	1,557	9
Change in fair value of interest rate swap	(18)	488	—
(Gain) loss on disposal of assets and assets held for sale	577	—	—
Share-based compensation expense	320	—	—
Deferred taxes	35	—	—
Non-cash interest expense	1,588	913	—
Changes in current assets and liabilities:
Accounts receivable	5,269	10,452	(8,011)
Inventories	12,086	29,458	(18,255)
Deferred catalog costs	(1,323)	(2,763)	1,754
Prepaid expenses and other current assets	(1,430)	17,703	722
Accounts payable	(8,670)	(14,913)	11,012
Accrued liabilities	(8,708)	(28,366)	12,488
Accrued bankruptcy-related reorganization costs	—	(6,188)

Net cash provided by (used in) operating activities	15,961	28,614	(19,980)

Cash flows from investing activities:
Additions to property, plant and equipment	(9,387)	(4,291)	(243)
Change in restricted cash	—	26,302	—
Investment in product development costs	(4,676)	(3,683)	(463)
Proceeds from disposal of property, plant and equipment and intangibles	216	1,599	—

Net cash provided by (used in) investing activities	(13,847)	19,927	(706)

Cash flows from financing activities:
Proceeds from bank borrowings	268,689	230,421	7,561
Repayment of bank borrowings	(266,916)	(254,972)	(148,619)
Issuance of debt	—	—	165,924
Payment of early termination fee	—	(26,399)	—
Recovery of interest and reduction of early termination fee	—	5,399	—
Payment of debt fees and other	(1,034)	(636)	(9,415)

Net cash provided by (used in) financing activities	739	(46,187)	15,451

Net increase/(decrease) in cash and cash equivalents	2,853	2,354	(5,235)
Cash and cash equivalents, beginning of period	9,008	15,534	20,769

Cash and cash equivalents, end of period	$11,861	$17,888	$15,534

Supplemental disclosures of cash flow information:
Interest paid	$11,867	$9,561	$5,578
Income taxes paid	$1,834	$717	$—
Bankruptcy related reorganization costs paid (included in operating activities, above)	$650	$22,246	$3,802

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

As discussed in Note 4 – Fresh Start Accounting, as of June 11, 2013 (the “Effective Date”), the Company adopted fresh start accounting in accordance with ASC 852. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements as of January 24, 2015, April 26, 2014 and January 25, 2014 and for the three and nine months ended January 24, 2015 and the three months and thirty three weeks ended January 25, 2014 and any references to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

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

In connection with the Company’s emergence from Chapter 11, the Company was required to adopt fresh start accounting as of June 11, 2013 in accordance with ASC 852 “Reorganizations”. The Company elected to use June 8, 2013 (the “Convenience Date”), which was the week ended date nearest to the Effective Date, to avoid disruption to the Company’s weekly accounting processes. The Company performed a qualitative and quantitative assessment in order to determine the appropriateness of using the Convenience Date for fresh start accounting instead of the Effective Date. The Company’s assessment determined that the use of the Convenience Date did not have a material impact on either the predecessor or successor periods in fiscal 2014 and there were no qualitative factors that would preclude the use of the Convenience Date for accounting and reporting purposes. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements as of January 24, 2015, April 26, 2014 and January 25, 2014 and for the three and nine months ended January 24, 2015 and the three months and thirty three weeks ended January 25, 2014 and any references to “Successor” or “Successor Company” show the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence. Prior to the Effective Date, the Predecessor Company’s financial statements included in this Quarterly Report on Form 10-Q do not reflect or provide for the consequences of the Chapter 11 bankruptcy proceeding.

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

Accounting Policies and Reorganized Consolidated Balance Sheet

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

Certain of the fresh start adjustments were updated between the Effective Date and finalization of fresh start accounting during the three months ended July 26, 2014 and January 24, 2015. During the first quarter of fiscal 2015, the Successor Company updated the estimated value of unsecured claims certain holders of which elected to provide the Company with customary trade terms and thereby recover 45% of their claims, in accordance with the Reorganization Plan (see Notes 3 and 7).

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 11, 2013

	June 11, 2013
	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current assets:
Cash and cash equivalents	$11,052	$4,363	(1)	$—		$15,415
Restricted cash	26,421	—		—		26,421
Accounts receivable	66,894	—		(250	)(8)	66,644
Inventories	110,830	—		(8,147	)(8)	102,683
Other current assets	45,819	321	(2)	(788	)(8)	45,352

Total current assets	261,016	4,684		(9,185)		256,515
Property, plant and equipment, net	37,604	(6,202	)(2)	14,148	(8)	45,550
Goodwill	—	—		21,588	(8)(9)	21,588
Intangible assets, net	109,155	—		(56,795	)(8)	52,360
Development costs and other	31,142	8,255	(3)	—		39,397

Total assets	$438,917	$6,737		$(30,244)		$415,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,226	$—		$—		$38,226
Accrued compensation	7,229	(315	)(2)	—		6,914
Other accrued liabilities	60,301	9,947	(2)(4)(6)	22	(8)	70,270

Total current liabilities	105,756	9,632		22		115,410
Long-term debt	205,863	(39,939	)(5)	—		165,924
Other liabilities	925	12,195	(2)(6)	—		13,120
Liabilities subject to compromise	223,988	(223,988	)(6)	—		—

Total liabilities	$536,532	$(242,100)		$22		$294,454

Commitments and contingencies
Stockholders’ equity:
Common stock - Predecessor	$24	$(24	)(7)	$—		$—
Capital in excess of par value - Predecessor	446,232	(446,232	)(7)	—		—
Treasury Stock - Predecessor	(186,637)	186,637	(7)	—		—
Accumulated (deficit) and other comprehensive income - Predecessor	(357,234)	387,500	(7)	(30,266	)(7)(8)	—
Common stock - Successor	—	1	(7)	—		1
Capital in excess of par value - Successor	—	120,955	(7)	—		120,955

Total stockholders’ equity	(97,615)	248,837		(30,266)		120,956

Total liabilities and stockholders’ equity	$438,917	$6,737		$(30,244)		$415,410

(1)	The Company deposited $7,647 of proceeds from its exit financing into a segregated cash account which was used to pay administrative claims and certain advisors in the bankruptcy proceedings. The Company utilized $3,284 of its cash balance immediately prior to emergence to fund a portion of the cash requirements from exit financing.
(2)	The Company recorded adjustments related to various contract rejections or amendments completed as part of the Reorganization Plan. This included a $6,202 write down of property, plant and equipment related to the amendment of capital lease obligations for the Mansfield, OH distribution center and the rejection of capital lease obligations for the Company’s Agawam, MA property. In addition, the Company recorded $920 related to various contract damages relating to lease rejections and severance obligations, classified between long-term and short-term liabilities.
(3)	In connection with entering into the exit credit facilities, the Company capitalized $8,255 of deferred financing costs.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(4)	Pursuant to the Chapter 11 Cases, additional professional fees of $2,057 were recorded. In addition, certain administrative and convenience claims of $8,435 were recorded as current liabilities, offset by accrued interest expense converted to new Successor Company equity.
(5)	The table below presents refinancing of the Predecessor long-term debt. The Company issued $78,620 of new Successor Company equity (including $21,375 in excess of debt carrying amount), partially offset by $17,306 of debt discount and other financing costs. The current portion of the reorganized debt was $25,251, which includes of $23,823 of new Successor Company ABL loan.

June 11, 2013
Predecessor Company long-term debt	$205,863
Reorganization adjustments:
Issuance of Successor Company equity	(78,620)
Equity issuance in excess of debt carrying amount	21,375
Financing costs and professional fees paid with exit financing	17,306

Reorganized Successor Company long-term debt	$165,924

(6)	Liabilities subject to compromise generally refer to pre-petition obligations, secured or unsecured, that may be impaired by a plan of reorganization. FASB ASC 852 requires such liabilities, including those that became known after filing the Chapter 11 petitions, be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represented the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process. Liabilities subject to compromise also includes items that may be assumed under the Reorganization Plan, and may be subsequently reclassified to liabilities not subject to compromise. Liabilities subject to compromise also include certain pre-petition liabilities including accrued interest and accounts payable. At April 27, 2013, liabilities subject to compromise were $228,302, of which administrative claim payments of $4,314 were made in the Predecessor period of fiscal 2014. The table below identifies the principal categories of liabilities subject to compromise at June 11, 2013:

June 11, 2013
Accounts payable	$47,683
2011 Debentures	163,688
Pre-petition accrued interest on 2011 Debentures	979
Sale-leaseback obligations	11,638

Liabilities subject to compromise	$223,988

(7)	The Company recorded elimination of (1) the Predecessor Company’s common stock, (2) the Predecessor Company’s capital in excess of par value, net of stock options cancellation of $3,624, (3) the Predecessor Company’s treasury stock, and (4) the Predecessor Company’s accumulated deficit and accumulated other comprehensive loss. The following table represents reorganization value to be allocated to assets reconciled to the Successor Company Equity. The Company recorded Successor Company common stock of $1 and capital in excess of par value of $120,955.

June 11, 2013
Total reorganization value to be allocated to assets	$415,410
Less: Debt	(179,044)
Less: Other liabilities	(115,410)

Successor Company Equity	$120,956

The above estimated amounts were updated during the three months ended July 26, 2014 (see note 7).

(8)	The following table represents the adjustments for fresh start accounting primarily related to recording goodwill, recording our intangible assets, fixed assets, and other assets and liabilities at fair value and related deferred income taxes in accordance with ASC 805. Additionally, such fresh start accounting adjustments reflect the increase in inventory reserve of $6,600, and elimination of certain capitalized costs of $1,426. The Company also recorded other fresh start accounting adjustments relating to (1) deferred rent included in current liabilities, (2) vendor rebates receivables in current assets, and (3) other current assets and liabilities as a result of fresh start accounting. In addition, the impact of fresh start accounting adjustments on the accumulated retained earnings was eliminated.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 5 – REORGANIZATION ITEMS, NET

Reorganization items directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code have been recorded on a separate line item on the condensed consolidated statements of operations. The following table displays the details of reorganization items for the three and nine months ended January 24, 2015, and the three months and thirty three weeks ended January 25, 2014 and the six weeks ended June 11, 2013:

	Successor Company		Successor Company	Successor Company	Predecessor Company
	Three Months Ended January 24, 2015	Three Months Ended January 25, 2014	Nine Months Ended January 24, 2015	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013
Liabilities subject to compromise	$—	$—	$—	$—	$223,988
Issuance of capital in excess of par value	—	—	—	—	(42,335)
Reclassified into other balance sheet liability accounts	—	—	—	458	(19,710)

Settlement of liabilities subject to compromise	$—	$—	$—	$458	$161,943

Fresh start accounting adjustments:
Goodwill	$—	$—	$—	$—	$21,588
Fair value adjustment to intangible assets	—	—	—	—	(56,795)
Fair value adjustment to fixed assets	—	—	—	—	15,522
Fresh start accounting adjustments relating to inventory	—	—	—	—	(8,147)
Other fresh start accounting adjustments	—	—	—	—	(2,434)

Total fresh start accounting adjustments	$—	$—	$—	$—	$(30,266)

Other reorganization adjustments:
Asset write-downs due to contract rejections	$—	$—	$—	$—	$(7,011)
Professional fees	—	(901)	271	(6,006)	(10,512)
Cancellation of equity-based awards	—	—	—	—	(3,624)
Financing fees	—	—	—	—	(2,853)
Issuance of equity in excess of debt carrying amount	—	—	—	—	(21,375)
Other	—	—	—	—	(1,503)

Total other reorganization adjustments	$—	$(901)	$271	$(6,006)	$(46,878)

Total Reorganization items, net	$—	$(901)	$271	$(5,548)	$84,799

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

In fiscal 2012, the Company concluded that the realization of a majority of the deferred tax assets did not meet the more likely than not threshold, and recorded a tax valuation allowance of $32,638. In fiscal 2013, the Company increased its tax valuation allowance to $71,272. As of April 26, 2014, the Company reduced its valuation allowance to $30,573 related to the reduction of tax attributes associated with the cancellation of indebtedness and other fresh start adjustments. At the end of fiscal 2014 and at the end of the third quarter of fiscal 2015 there was a full valuation allowance against all the Company’s U.S. deferred tax assets. As of January 24, 2015, the Company had an immaterial amount of unremitted earnings from foreign investments.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at January 24, 2015, April 26, 2014 and January 25, 2014, was $116, $398 and $662, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity during the nine months ended January 24, 2015 (Successor Company), six weeks ended June 11, 2013 (Predecessor Company) and the thirty-three weeks ended January 25, 2014 (Successor Company) were as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, April 26, 2014 (Successor Company)	$1	$120,955	$(17,485)	$—	$(414)	$103,057
Net loss	—	—	(7,714)	—	—	(7,714)
Share-based compensation expense	—	320	—	—	—	320
Foreign currency translation adjustment	—	—	—	—	(852)	(852)
Change in Fresh Start estimate	—	(2,992)	—	—	—	(2,992)

Balance, January 24, 2015 (Successor Company)	$1	$118,283	$(25,198)	$—	$(1,266)	$91,820

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)

Balance, April 27, 2013 (Predecessor Company)	$24	$446,232	$(361,192)	$(186,637)	$22,381	$(79,192)
Net income	—	—	76,068	—	—	76,068
Foreign currency translation adjustment					(101)	(101)
Cancellation of Predecessor Company common stock	(24)	—	—	—	—	(24)
Elimination of Predecessor Company capital in excess of par	—	(446,232)	—	—	—	(446,232)
Elimination of Predecessor Company accumulated deficit	—	—	285,124	—	—	285,124
Elimination of Predecessor Company treasury stock	—	—	—	186,637	—	186,637
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	—	(22,280)	(22,280)

Balance, June 11, 2013 (Predecessor Company)	$—	$—	$—	$—	$—	$—

Issuance of Successor Company Common Stock	$1	$—	$—	$—	$—	$1
Establishment of Successor Company capital in excess of par	—	120,955	—	—	—	120,955

Balance, June 12, 2013 (Successor Company)	1	120,955	—	—	—	120,956
Net income	—	—	1,505	—	—	1,505
Foreign currency translation adjustment	—	—	—	—	(436)	(436)

Balance, January 25, 2014 (Successor Company)	$1	$120,955	$1,505	$—	$(436)	$122,025

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In the first quarter of fiscal 2015, the Company revised its fresh-start estimate for the amount of deferred cash payment obligations (see Note 14 – Debt). The change in estimate is related to an increased number of unsecured trade creditors which elected to provide the Company customary trade terms which entitled those creditors to a 45% recovery of their unsecured claim rather than a 20% recovery. This change in estimate resulted in a decrease of $2,992 to the Successor Company’s equity and a corresponding increase in long-term debt. This change was incorrectly recorded in the financial statements as $1,564 in the first quarter of fiscal 2015. In the third quarter of fiscal 2015 the recorded amount was corrected to $2,992. Management has concluded that the misstatements of interim financial statements in the first and second quarters of fiscal 2015 were not material.

NOTE 8 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended January 24, 2015:
Basic EPS	$(30,651)	1,000	$(30.65)

Effect of dilutive non-vested stock options	—	—

Basic and diluted EPS (Successor Company)	$(30,651)	1,000	$(30.65)

Three months ended January 25, 2014:
Basic EPS	$(30,135)	1,000	$(30.14)

Effect of dilutive non-vested stock options	—	—

Basic and diluted EPS (Successor Company)	$(30,135)	1,000	$(30.14)

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Nine months ended January 24, 2015:
Basic EPS	$(7,714)	1,000	$(7.71)

Effect of dilutive non-vested stock options	—	—

Basic and diluted EPS (Successor Company)	$(7,714)	1,000	$(7.71)

Thirty-three weeks ended January 25, 2014:
Basic EPS	$1,505	$1,000	$1.51

Effect of dilutive non-vested stock options	—	—

Basic and diluted EPS (Successor Company)	$1,505	1,000	$1.51

Six weeks ended June 11, 2013:
Basic EPS	$76,068	18,922	$4.02

Effect of dilutive non-vested stock options	—	—

Basic and diluted EPS (Predecessor Company)	$76,068	18,922	$4.02

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company had stock options outstanding of 89 and 64 during the three and nine months ended January 24, 2015, respectively, that were not included in the computation of Diluted EPS because they were anti-dilutive. The Company did not have any stock options outstanding during the three months and thirty three weeks ended January 25, 2014.

All outstanding stock options and restricted shares of the Predecessor Company were cancelled as of the Effective Date.

NOTE 9 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

As of January 24, 2015, the Company had one share-based employee compensation plan. The 2014 Incentive Plan (“the 2014 Plan”) was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. On April 24, 2014, School Specialty, Inc.’s CEO was awarded 33 stock options under the 2014 Plan. Other members of management were awarded 65 stock options during fiscal 2015. September 4, 2014, the date on which the stockholders approved the 2014 Plan, was considered the grant date, or measurement date, for those awards issued prior to this date. As such, those awards made prior to September 4, 2014 were not considered outstanding and no expense associated with those awards was recognized prior to that date. There were 68 stock options awarded prior to the measurement date. The 33 stock options that were awarded to the Company’s CEO will vest as to one-fourth of the options on the first four anniversaries of the date of award. The 65 options that were awarded to other members of management will vest as to one-half of the options on the second anniversary of the date of award and as to one-fourth of the options on each of the third and fourth anniversaries of the award date.

A summary of the option activity for the Successor Company during the nine months ended January 24, 2015 follows:

	Options Outstanding		Options Exercisable
Successor Company	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 26, 2014	—	$—	—	$—
Granted	98	130.00
Exercised	—	—
Canceled	(25)	130.00

Balance at January 24, 2015	73	$—	—	$—

The weighted average fair value of options granted during fiscal 2015 was $55.17 per share. The fair value of options is estimated on the measurement date using the Black-Scholes single option pricing model. The weighted-average assumptions included an average risk-free rate of 1.95%, expected volatility of 48.0% and expected term of 6.3 years.

All of the options outstanding as of January 24, 2015 have an exercise price of $130.00 per share and a weighted average remaining contractual term of 9.41 years. No portion of the current outstanding stock options have vested or have intrinsic value as of January 24, 2015.

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

The Company recognized share-based compensation expense of $179 and $320 for the three and nine month periods ended January 24, 2015, respectively. The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. Share-based compensation expense is recognized ratably over the vesting period. There was no income tax benefit recognized related to share-based compensation expense in the three and nine month periods ended January 24, 2015. Since there were no stock options outstanding in either the three month or thirty three week periods ended January 25, 2014, stock-based compensation expense in each period was zero.

Total unrecognized stock-based compensation expense as of January 24, 2015 was $3,683.

On May 28, 2014, the Board granted 6 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. Prior to the approval of the 2014 Plan at the Annual Meeting of Stockholders on September 4, 2014, the SARs were not considered outstanding, nor granted and therefore no expense was recognized prior to this date. Each SAR has a grant date value of $130 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. Since the Company’s stock trading price was less than each SARs exercise price as of the end of the third quarter of fiscal 2015, no expense was recorded for each SAR. The SARs will vest as to one-half of the SARs on the second anniversary of the date of grant and as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. Total SARs that remain outstanding as of January 24, 2015 are 11 as 6 SARs have been canceled due to the death of a non employee Board member.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Successor Company’s intangible assets, excluding goodwill (preliminary values):

January 24, 2015	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(1,449)	$9,851
Publishing rights (20 years)	4,000	(333)	3,667
Trademarks (20 years)	22,700	(1,892)	20,808
Developed technology (7 years)	6,600	(1,571)	5,029
Content (5 years)	4,400	(1,467)	2,933
Perpetual license agreements (5 years)	1,200	(400)	800
Favorable leasehold interests (10 years)	2,160	(360)	1,800

Total intangible assets	$52,360	$(7,472)	$44,888

April 26, 2014	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(797)	$10,503
Publishing rights (20 years)	4,000	(183)	3,817
Trademarks (20 years)	22,700	(1,040)	21,660
Developed technology (7 years)	6,600	(864)	5,736
Content (5 years)	4,400	(807)	3,593
Perpetual license agreements (5 years)	1,200	(220)	980
Favorable leasehold interests (10 years)	2,160	(198)	1,962

Total intangible assets	$52,360	$(4,109)	$48,251

January 25, 2014	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(579)	$10,721
Publishing rights (20 years)	4,000	(133)	3,867
Trademarks (20 years)	22,700	(757)	21,943
Developed technology (7 years)	6,600	(629)	5,971
Content (5 years)	4,400	(587)	3,813
Perpetual license agreements (5 years)	1,200	(160)	1,040
Favorable leasehold interests (10 years)	2,160	(144)	2,016

Total intangible assets	$52,360	$(2,989)	$49,371

The gross values were determined by the valuation which was performed as part of the fresh start accounting. In addition to the intangible assets above, the Successor Company recorded $21,588 of goodwill.

Intangible asset amortization expenses were included in selling, general and administrative expense. Intangible asset amortization expense for the three months ended January 24, 2015 and January 25, 2014 was $1,119 and $1,208, respectively. Intangible amortization for the nine months ended January 24, 2015, thirty-three weeks ended January 25, 2014, and six weeks ended June 11, 2013 was $3,362, $2,988, and $1,138, respectively.

Intangible asset amortization expense for each of the five succeeding fiscal years and the remainder of fiscal 2015 is estimated to be:

Fiscal 2015 (three months remaining)	$1,121
Fiscal 2016	4,483
Fiscal 2017	4,483
Fiscal 2018	4,483
Fiscal 2019	3,456
Fiscal 2020	3,363

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The table below shows the allocation to the segments of the recorded goodwill as of January 24, 2015. There were no changes during the twelve month period ending January 24, 2015, other than fresh start accounting adjustments.

	Distribution Segment	Curriculum Segment	Total

Fresh Start Valuation:
Goodwill	$14,666	$6,922	$21,588

Balance at January 24, 2015	$14,666	$6,922	$21,588

NOTE 11 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company holds a 35% interest, accounted for under the cost method, in Carson-Dellosa Publishing, which is accounted for under the cost method as the Company does not have significant influence over the investee.

The investment in unconsolidated affiliate consisted of the following:

	Percent Owned	Successor Company
		January 24, 2015	April 26, 2014	January 25, 2014
Carson- Dellosa Publishing, LLC	35%	$715	$715	$715

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Successor Company
	January 24, 2015	April 26, 2014	January 25, 2014
Land	$—	$—	$210
Projects in progress	4,682	10,854	4,466
Buildings and leasehold improvements	3,637	3,595	5,493
Furniture, fixtures and other	36,540	30,525	30,632
Machinery and warehouse equipment	11,453	6,770	6,687

Total property, plant and equipment	56,312	51,744	47,488
Less: Accumulated depreciation	(21,374)	(12,699)	(9,252)

Net property, plant and equipment	$34,938	$39,045	$38,236

Depreciation expense for the three months ended January 24, 2015 and January 25, 2014 was $3,699 and $3,603, respectively. Depreciation expense for the nine months ended January 24, 2015, thirty-three weeks ended January 25, 2014, and six weeks ended June 11, 2013 was $10,510, $11,302, and $1,845, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 13 – ASSETS HELD FOR SALE

In fiscal 2014, the company-wide Process Improvement Program was launched to better align the Company’s operating groups, enhance systems and processes and drive efficiency throughout the organization to improve the customer experience. As part of this program, the Salina, Kansas facility was closed in the third quarter of fiscal 2014. The Salina distribution center ceased processing customer shipments in the second quarter of fiscal 2014. The facility is classified as held for sale on the January 24, 2015, April 26, 2014 and January 25, 2014 consolidated balance sheets. During the third quarter of fiscal 2015 the asset was written down to $1,598 to reflect the net proceeds expected to be realized from an accepted offer to sell the property. This transaction is expected to close in the Company’s fourth quarter with the net proceeds being used to reduce debt.

In fiscal 2014, the Company decided to sell certain print assets of its subsidiary, Premier Agendas, Inc. (“Premier”). Historically, Premier printed approximately 30% of all agendas sold, with the remainder being printed by vendors. The decision was made to have all agendas printed by outside sources and sell the printing assets. These assets were sold early in the third quarter of fiscal 2014.

NOTE 14 – DEBT

Long-term debt consisted of the following:

	Successor Company
	January 24, 2015	April 26, 2014	January 25, 2014
New ABL Facility, maturing in 2018	$13,605	$10,600	$—
New Term Loan, maturing in 2019	142,680	143,913	144,275
New Term Loan Original Issue Discount	(2,258)	(2,473)	(2,594)
Deferred Cash Payment Obligations, maturing in 2019	17,344	14,335	12,334

Total debt	171,372	166,375	154,015
Less: Current maturities	(14,904)	(12,388)	(1,434)

Total long-term debt	$156,468	$153,987	$152,581

Successor Company Debt

Credit Agreement

On June 11, 2013, the Company entered into a Loan Agreement (the “Asset-Based Credit Agreement”) by and among the Company, Bank of America, N.A, as Agent, SunTrust Bank, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Bookrunners, and the Lenders that are party to the Asset-Based Credit Agreement (the “Asset-Based Lenders”). In the third quarter of fiscal 2015, the Company amended the Asset-Based Credit Agreement facility. The main purpose for the amendment was to provide the Company additional flexibility in its execution of certain restructuring actions by increasing the dollar amount of earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant add backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves and cash expenses relating to earn outs or similar obligations.

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

The effective interest rate under the New ABL Facility for the three and nine months ended January 24, 2015 was 39.21% and 8.06%, respectively, which included amortization of loan origination fees of $306 and $884 and commitment fees on unborrowed funds of $209 and $517. The rate for the three month period is more heavily influenced by the commitment fees and debt fee amortization due to the seasonally low outstanding balance on the New ABL Facility in the third quarter. As of January 24, 2015, the outstanding balance on the New ABL Facility was $13,605, which was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

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

Term Loan

Also on June 11, 2013, the Company entered into a Credit Agreement (the “New Term Loan Credit Agreement”) among the Company, Credit Suisse AG, as Administrative Agent and Collateral Agent, and the Lenders defined in the New Term Loan Credit Agreement (the “Term Loan Lenders”). In the third quarter of fiscal 2015, the Company amended the New Term Loan Credit Agreement. The main purpose for the amendment was to provide the Company additional flexibility in its execution of certain restructuring actions by increasing the dollar amount of EBITDA covenant add backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves and cash expenses relating to earn outs or similar obligations.

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

The effective interest rate under the New Term Loan Credit Facility for the nine months ended January 24, 2015 was 10.20% which included amortization of loan origination fees of $548 and original issue discount amortization of

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

$214. As of January 24, 2015, the outstanding balance on the New Term Loan Credit Agreement was $140,422, net of the unamortized original issue discount. Of this amount, $1,299 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. The original issue discount is being amortized as additional interest expense on a straight-line basis over the life of the New Term Loan.

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

The New Term Loan required the Company to enter into an interest rate hedge, within 90 days of the Effective Date, in an amount equal to at least 50% of the aggregate principal amount outstanding under the New Term Loan. The purpose of the interest rate hedge is to effectively subject a portion of the New Term Loan to a fixed or maximum interest rate. As such, the Company entered into an interest rate swap agreement on August 27, 2013 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at January 24, 2015 was $72,500. The fair value of the derivative (valued under Level 2) increase as of the end of third quarter fiscal 2015 compared to the end of second quarter fiscal 2015 by $47 and a gain of $47 was recognized for the quarter. The gain for the third quarter of fiscal 2015 was recorded in “Change in fair value of interest rate swap” on the condensed consolidated statement of operations.

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

The company has estimated the fair value of its Term Loan (valued under Level 3) as of January 24, 2015 approximated the carrying value of $142,680.

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

The Company’s reconciliation of general unsecured claims was completed during the first quarter of fiscal 2015. The Company’s deferred payment obligations are $17,344, of which $3,045 represents a 20% recovery for the creditors and $12,070 represents a 45% recovery for the creditors with the remaining $2,229 related to accrued paid-in-kind interest.

Predecessor Company Debt

For a description of the Predecessor Company’s debt, please see the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 26, 2014.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 15 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) during the nine months ended January 24, 2015, six weeks ended June 11, 2013 (Predecessor Company), and the thirty-three weeks ended January 25, 2014 (Successor Company) were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at April 26, 2014 (Successor)	$(414)
Other comprehensive income before reclassifications	198
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at July 26, 2014 (Successor)	$(216)

Other comprehensive income before reclassifications	(352)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at October 25, 2014 (Successor)	$(568)

Other comprehensive income before reclassifications	(698)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at January 24, 2015 (Successor)	$(1,266)

Foreign Currency Translation
Accumulated Other Comprehensive Income at April 27, 2013 (Predecessor)	$22,381
Other comprehensive income (loss) before reclassifications	(101)
Amounts reclassified from other comprehensive income (loss)	(22,280)

Accumulated Other Comprehensive Income at June 11, 2013 (Predecessor)	$—

Other comprehensive income (loss) before reclassifications	(7)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at July 27, 2013 (Successor)	$(7)

Other comprehensive income (loss) before reclassifications	(99)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at October 26, 2013 (Successor)	$(106)

Other comprehensive income (loss) before reclassifications	(330)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at January 25, 2014 (Successor)	$(436)

Amounts reclassified from other comprehensive income (loss) are reflected in “Reorganization items, net” on the income statement for the six weeks ended June 11, 2013.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 16 – RESTRUCTURING

In the first nine months of fiscal 2015 and fiscal 2014, the Company recorded restructuring costs associated with closure or disposal of distribution centers and severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs for the nine months ended January 24, 2015 (Successor Company), the six weeks ended June 11, 2013 (Predecessor Company) and the thirty three weeks ended January 25, 2014 (Successor Company):

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at April 26, 2014 (Successor)	$—	$58	$135	$193
Amounts charged to expense	15	—	97	112
Payments	(15)	(58)	(159)	(232)

Accrued Restructuring Costs at July 26, 2014 (Successor)	$—	$—	$73	$73

Amounts charged to expense	—	—	1,631	1,631
Payments	—	—	(282)	(282)

Accrued Restructuring Costs at October 25, 2014 (Successor)	$—	$—	$1,422	$1,422

Amounts charged to expense	—	—	1,881	1,881
Payments	—	—	(1,592)	(1,592)

Accrued Restructuring Costs at January 24, 2015 (Successor)	$—	$—	$1,711	$1,711

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at April 27, 2013 (Predecessor)	$(21)	$149	$588	$716
Amounts charged to expense	21	—	—	21
Payments	—	(15)	(167)	(182)

Accrued Restructuring Costs at June 11, 2013 (Predecessor)	$—	$134	$421	$555

Reclassification	406	—	(406)	—
Amounts charged to expense	—	31	1,325	1,356
Payments	(158)	(37)	(1,328)	(1,523)

Accrued Restructuring Costs at July 27, 2013 (Successor)	$248	$128	$12	$388

Amounts charged to expense	47	62	2,140	2,249
Payments	(271)	(103)	(675)	(1,049)

Accrued Restructuring Costs at October 26, 2013 (Successor)	$24	$87	$1,477	$1,588

Amounts charged to expense	13	275	246	534
Payments	(34)	(208)	(1,180)	(1,422)

Accrued Restructuring Costs at January 25, 2014 (Successor)	$3	$154	$543	$700

The $21 charged to Predecessor for the six weeks ended June 11, 2013 was included in reorganization items, net. The amounts charged to Successor for all periods presented were included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Successor	Successor	Successor		Predecessor
	Three Months Ended January 24, 2015	Three Months Ended January 25, 2014	Nine Months Ended January 24, 2015	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013

Revenues:
Distribution	$67,737	$64,370	$442,286	$403,580	$49,142
Curriculum	10,017	10,294	73,607	60,212	9,555

Total	$77,754	$74,664	$515,893	$463,792	$58,697

Operating income (loss) and income (loss) before taxes:
Distribution	$(15,398)	$(15,340)	$16,526	$25,212	$(2,658)
Curriculum	(5,810)	(5,321)	3,525	2,078	(1,197)
Corporate (1)	(5,084)	(3,992)	(12,851)	(11,404)	—

Operating income (loss)	(26,292)	(24,653)	7,200	15,886	(3,855)
Interest expense and reorganization items, net	4,259	5,482	15,041	14,123	(81,564)

Income (loss) before provision for income taxes	$(30,551)	$(30,135)	$(7,841)	$1,763	$77,709

	Successor	Successor	Successor
	January 24, 2015	April 26, 2014	January 25, 2014
Identifiable assets:
Distribution	$199,474	$214,723	$213,963
Curriculum	92,160	103,622	71,717
Corporate assets	23,318	21,274	36,839

Total	$314,952	$339,619	$322,519

	Successor	Successor	Successor		Predecessor
	Three Months Ended January 24, 2015	Three Months Ended January 25, 2014	Nine Months Ended January 24, 2015	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013

Depreciation and amortization of intangible assets and development costs:
Distribution	$4,150	$4,178	$12,396	$12,989	$2,080
Curriculum	2,365	1,890	10,120	6,237	1,821

Total	$6,515	$6,068	$22,516	$19,226	$3,901

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$1,115	$2,108	$6,234	$4,326	$317
Curriculum	1,448	1,554	5,045	3,649	389

Total	$2,563	$3,662	$11,279	$7,975	$706

(1)	Operating expenses in Corporate for the Successor’s three month period ended January 24, 2015 and for the Successor’s three month period ended January 25, 2014 were $5,084 and $13,314, respectively. Operating expenses in Corporate for the nine month period ended January 24, 2015 and for the thirty three weeks ended January 25, 2014 were $12,851 and $11,404, respectively. These amounts included restructuring and facility exit costs, costs incurred to implement process improvement actions and other corporate professional expenses.

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

During the first quarter of fiscal 2013, the Company transferred $2,708 of cash into an additional restricted account. The funds in the restricted account serve as collateral primarily for the Company’s workmen’s compensation insurance and other lease obligations, secured by letters of credit. During the third and fourth quarters of fiscal 2013 and the first and second quarters of fiscal 2014, $972, $434, $601 and $701, respectively, was transferred from the restricted cash account as the letters of credit secured by these amounts were canceled. As of January 24, 2015 the Company has no restrictions on its cash balance.

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

Our business is subject to seasonal fluctuations. Our historical revenues and profitability have been dramatically higher in the first two quarters of our fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Due to variations in the timing of shipments within this season primarily as a result of changes or delays in the finalization of state education budgets as well as the impact that the bankruptcy proceedings had on last year’s first and second fiscal quarter revenue, the Company views a year-over-year comparison of the first nine months of the fiscal year to be a more meaningful analysis than year-over-year comparative results for quarterly periods on an individual basis. The Company’s third quarter is historically its lowest revenue and volume quarters. Thus, small changes, whether positive or negative, can have a more dramatic impact on margins.

During the third quarter and early portion of the fourth quarter of fiscal 2015, the Company executed a number of initiatives with the objective of creating one leadership structure and to consolidate departmental resources in order to support a more centralized operating model. The total number of associates has been reduced by approximately 180, a reduction of 13%. In addition, the Company has reduced its utilization of outside consultants. The Company estimates the annual savings of these initiatives to be approximately $16.5 million. The Company expects these initiatives to provide approximately $5.1 million of total savings in fiscal 2015, with $1.1 million having already been realized in the third quarter of fiscal 2015.

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

Accordingly, management has provided a non-GAAP analysis entitled “Non-GAAP Financial Information – Combined Results” for the nine months ended January 24, 2015. Non-GAAP Financial Information – Combined Results combines GAAP results of the Successor Company for the thirty three weeks ended January 25, 2014 and GAAP results of the Predecessor Company for the six weeks ended June 11, 2013. Management’s non-GAAP analysis compares the Successor Company’s GAAP results for the nine months ended January 24, 2015 for certain financial items to the Non-GAAP Financial Information – Combined Results.

Revenues

Revenues for the three months ended January 24, 2015 increased 4.1%, or $3.1 million from the three months ended January 25, 2014.

Distribution segment revenues increased 5.2%, or $3.4 million, from the three months ended January 25, 2014. Furniture product line revenue increased approximately $3.3 million, or 17.1%. While a portion of this increase is due to the timing of school construction projects shifting to the second half of fiscal 2015, the Company continues to experience year-over-year increases in order rates for the Furniture product line. We believe that expanded product offerings, including new proprietary product lines, and an investment in project design expertise are driving a strong pipeline of opportunities in the Furniture product line. Revenues for the remaining product lines within the segment were flat in the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014. However, improved order rates for these categories in the third quarter, up 3.0% as compared to last year’s third quarter, provide confidence that year-over-year performance in the fourth quarter is expected to show growth particularly in the AV/Tech product line.

Curriculum segment revenues decreased 2.7%, or $0.3 million, from the three months ended January 25, 2014. Approximately $0.4 million of the decline is related to the Company’s Science business although incoming Science orders were up 2.7% in the third quarter. This increased order rate and the current sales pipeline support the Company’s belief that Science revenues will show year-over-year growth in the fourth quarter. This decrease was offset by an increase of $0.1 million in the Reading business.

Gross Profit

Gross margin for the three months ended January 24, 2015 was 34.5% as compared to 35.4% for the three months ended January 25, 2014.

Distribution segment gross margin was 33.2% for the three months ended January 24, 2015 as compared to 33.9% for the three months ended January 25, 2014. The decrease in gross margin is primarily related to the mix of furniture revenue in the quarter. Furniture typically has lower gross margins as compared to other distribution product lines as freight expense is a component of gross profit. Revenue from the furniture product line represented 33% of total segment revenue in the current year’s third quarter as compared to 29% in last year’s third quarter, which resulted in 70 basis point gross margin decline.

Curriculum segment gross margin was 43.0% for the three months ended January 24, 2015 as compared to 45.3% for the three months ended January 25, 2014. Increased product development amortization of $0.5 million in the Science business, primarily related to increased amortization of the investment in custom CPO and FOSS products in support of the Texas Science adoption, negatively impacted the segment gross margins by 490 basis points. Partially offsetting the decline is a favorable product mix within the segment, particularly a higher mix of digital products within the Reading business.

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

SG&A for the three months ended January 24, 2015 increased $2.2 million from $48.7 million in the third quarter of fiscal 2014 to $50.9 million in the third quarter of fiscal 2015. As a percent of revenue, SG&A increased from 65.2% for the three months ended January 25, 2014 to 65.4% for the three months ended January 24, 2015.

SG&A attributable to the Distribution and Curriculum segments increased $0.9 million and Corporate SG&A increased $1.3 million in the third quarter as compared to last year’s third quarter.

Distribution segment SG&A increased $0.8 million, or 2.1%, from $37.1 million in the third quarter of fiscal 2014 to $37.9 million in the third quarter of fiscal 2015. As compared to last year’s third quarter, compensation and benefit costs increased by $0.2 million in the current year’s third quarter. The benefit of headcount reduction was offset by an unpaid week of furlough last year totaling $1.0 million for the segment. Transportation costs increased by $0.2 million related primarily to higher freight rates. Online marketing costs increased by $0.4 million as the Company continues to focus on using digital marketing campaigns to increase customer interactions. Distribution segment SG&A decreased as a percent of revenue from 57.7% for the three months ended January 25, 2014 to 56.0% for the three months ended Janaury 24, 2015.

Curriculum segment SG&A increased $0.1 million, or 1.4%, from $10.0 million for the three months ended January 25, 2014 to $10.1 million for the three months ended January 24, 2015. Curriculum segment SG&A increased as a percent of revenue from 97.0% for the three months ended January 25, 2014 to 101.0% for the three months ended January 24, 2015.

Corporate SG&A consists primarily of costs incurred with respect to implementing the Company’s process improvement initiatives. Corporate SG&A increased $1.3 million, from $1.6 million in the third quarter of fiscal 2014 to $2.9 million in the third quarter of fiscal 2015. This increase is related primarily to the write down of $0.6 million of the Company’s Salina, Kansas distribution center to net realizable value based on a pending sale transaction. This property has been classified as an asset held for sale since the end of last year’s second quarter. The Company has an accepted offer to sell this property with expected net proceeds totaling $1.6 million. This sale is expected to close in the Company’s fourth quarter.

Facility Exit Costs and Restructuring

In the third quarter of fiscal 2015, the Company recorded $2.2 million of charges related primarily to severance.

In the third quarter of fiscal 2014, the Company recorded $2.4 million of bankruptcy related restructuring charges consisting of costs associated with facility closures and consulting fees associated with the Company’s process improvement initiatives.

Interest Expense

Interest expense decreased $0.4 million, from $4.7 million in last year’s third quarter to $4.3 million for the third quarter of fiscal 2015. This decrease is related to the non-cash interest expense associated primarily with the amortization of debt fees and original issue discount amortization associated with the New Term Loan.

Change in fair value of interest rate swap

In the second quarter of fiscal 2014, the Company entered into an interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at January 24, 2015 was $72.5 million. As of January 24, 2015, the fair value of the derivative increased by less than $0.1 million and, accordingly, a non-cash gain of less than $0.1 was recorded.

Reorganization Items, Net

In the three months ended January 25, 2014, the Company recorded $0.9 million net reorganization loss. This consisted primarily of professional fees associated with activities attributable to the implementation of the Company’s Reoganization Plan. The Company did not incur any reorganization gain or loss in the third quarter of fiscal 2015.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $0.1 million for the three months ended January 24, 2015. The Company did not recognize any tax benefit in fiscal 2015, as future realization of deferred tax assets, including net operating loss carryforwards, did not meet the more likely than not threshold, the Company recorded a full valuation allowance as of January 24, 2015.

The effective tax rate for the three months ended January 25, 2014 was 1.5%. This rate was significantly lower than the statutory rate because the net reorganization income realized during this period was primarily related to cancellation of indebtedness income. The Company did not recognize tax benefit in fiscal 2014 as future realization of deferred tax assets did not meet the more likely than not threshold as of January 25, 2014.

Non-GAAP Financial Information — Combined Results

As a result of the emergence from bankruptcy occurring six weeks into fiscal 2014, management believes that the presentation of Non-GAAP Financial Information — Combined Results for the first nine months of fiscal 2014 offers a useful non-GAAP normalized comparison to GAAP results of the Successor Company for the nine months ended January 24, 2015. The Non-GAAP Financial Information — Combined Results presented below are reconciled to the most comparable GAAP measures.

Successor Company GAAP results for the Nine Months Ended January 24, 2015 Compared to Non-GAAP Combined Results for the Nine Months Ended January 25, 2014

Revenues

	Successor Company	Non-GAAP Combined	Successor Company	Predecessor Company
	Nine Months Ended January 24, 2015	Nine Months Ended January 25, 2014	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013

Revenues	$515,893	$522,489	$463,792	$58,697

Revenues for the nine months ended January 24, 2015 decreased 1.3%, or $6.6 million from the nine months ended January 25, 2014.

Distribution segment revenues decreased 2.3%, or $10.4 million, from the combined nine months ended January 25, 2014. The student planner and agenda products accounted for $8.7 million of the decline. We believe schools consider agenda products more discretionary in nature and some schools are de-emphasizing paper-based agendas in favor of digital products. Commercial printing generated zero revenues in fiscal 2015 as compared to $4.3 million of revenues generated in fiscal 2014 prior to the sale of the print plant assets in November 2013. Furniture revenues were up $4.4 million for the first nine months of fiscal 2015 as the Company has been successful in both re-establishing credit terms with most furniture vendors and gaining back customer confidence in the year following the emergence from bankruptcy. Overall furniture orders are up over 8% in the current fiscal year. Revenue in the remaining product categories declined by $1.8 million in the first nine months of fiscal 2015.

Curriculum segment combined revenues increased 5.5%, or $3.8 million, from the combined nine months ended January 25, 2014. This increase is related to the adoption of a state science curriculum in Texas during the first quarter of fiscal 2015 using the Company’s curriculum products.

Gross Profit

	Successor Company	Non-GAAP Combined	Successor Company	Predecessor Company
	Nine Months Ended January 24, 2015	Nine Months Ended January 25, 2014	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013

Gross profit	$192,196	$202,916	$179,298	$23,618

Gross margin for the nine months ended January 24, 2015 was 37.3% as compared to 38.8% for the combined nine months ended January 25, 2014.

Distribution segment combined gross margin was 35.1% for the nine months ended January 24, 2015 as compared to 36.7% for the combined nine months ended January 25, 2014. The decrease in gross margin is primarily related to the Company’s agenda product category. Approximately 100 basis points of the gross margin decline relates to the Company’s student planner and agenda product category, as both the mix of agendas as a percentage of the overall segment revenues and gross margins within the agendas category have declined. The remaining decline in gross margin is related to volume decline and product mix within the remaining product categories.

Curriculum segment combined gross margin was 50.0% for the nine months ended January 24, 2015 as compared to 52.6% for the combined nine months ended January 25, 2014. The decline is related to increased product development amortization of $2.7 million which contributed to a decrease of 330 basis points of gross margin. The additional product development amortization is due primarily to increased amortization of 70% of the investment in custom CPO and FOSS product in support of the Texas Science adoption. This decline is offset by a favorable product mix as Texas adoption revenue has a higher curriculum content.

Selling, General and Administrative Expenses

	Successor Company	Non-GAAP Combined	Successor Company	Predecessor Company
	Nine Months Ended January 24, 2015	Nine Months Ended January 25, 2014	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013

Selling, general and administrative expenses	$180,717	$184,851	$157,378	$27,473

SG&A includes selling expenses, the most significant of which are sales wages and commissions; operations expenses, which includes customer service, warehouse and out-bound freight costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; and depreciation and intangible asset amortization expense.

SG&A decreased $4.1 million from $184.8 million for the combined nine months ended January 25, 2014 to $180.7 million for the nine months ended January 24, 2015. As a percent of revenue, SG&A decreased from 35.4% for the combined nine months ended January 25, 2014 to 35.0% for the nine months ended January 24, 2015.

SG&A attributable to the Distribution and Curriculum segments decreased $7.3 million and Corporate SG&A increased $3.2 million in the first nine months as compared to last year’s first nine months.

Distribution segment SG&A decreased $4.8 million, or 3.3%, from $143.7 million for the combined nine months ended January 25, 2014 to $138.9 million for the nine months ended January 24, 2015. The segment had a decrease of $2.2 million in its marketing costs primarily associated with a decrease in catalog costs as the Company reduced the number of seasonal catalog mailings and reduced circulation of other catalogs. This reduction reflects the Company’s continued strategy of increasing customer interactions through digital marketing campaigns and a more efficient use of printed catalogs. Depreciation and amortization expense decreased by $2.7 million as a result of the adoption of fresh start accounting. Compensation and benefit costs for the Distribution segment decreased $1.8 million which is net of a $1.0 million current year increase related to the elimination of an unpaid furlough week. Headcount for the Distribution segment has been reduced by approximately 8% compared to the combined first nine months of fiscal 2014. These decreases were partially offset by $1.8 million of additional outbound freight costs. Distribution segment SG&A decreased as a percent of revenue from 31.7% for the combined nine months ended January 25, 2014 to 31.4% for the nine months ended January 24, 2015.

Curriculum segment SG&A decreased $2.5 million, or 7.1%, from $35.8 million for the combined nine months ended January 25, 2014 to $33.3 million for the nine months ended January 24, 2015. The segment had a decrease of $0.8 million in its marketing costs primarily associated with a decrease in catalog costs as the Company reduced the number of seasonal catalog mailings. Compensation and benefit costs for the Curriculum segment decreased by $1.0 million. Curriculum segment SG&A decreased as a percent of revenue from 51.3% for the combined nine months ended January 25, 2014 to 45.2% for the nine months ended January 24, 2015.

The Corporate SG&A increase of $3.2 million is related primarily to process improvement implementation costs such as consulting fees and warehouse implementation costs associated with transitioning the majority of fulfillment activities to the Company’s Mansfield, Ohio distribution center. Approximately $0.6 million of the increase is attributable to the third quarter fiscal 2015 write down of the Company’s Salina, Kansas facility which is classified as an asset held for sale.

Facility Exit Costs and Restructuring

In the nine months ended January 24, 2015, the Company recorded $4.3 million of restructuring charges related primarily to severance and adjustments to estimated lease termination costs associated with a prior year distribution center closure.

In the combined nine months ended January 25, 2014, the Successor Company recorded $6.0 million of bankruptcy-related facility exit costs and restructuring charges. The closure of the Company’s distribution centers and printing plants resulted in charges of $3.8 million which included lease termination costs and other shutdown related expenditures. Severance in the combined first nine months of fiscal 2014 was $2.2 million.

Interest Expense

	Successor Company	Non-GAAP Combined	Successor Company	Predecessor Company
	Nine Months Ended January 24, 2015	Nine Months Ended January 25, 2014	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013

Interest expense	$14,787	$15,376	$12,141	$3,235

Interest expense decreased $0.6 million, from $15.4 million for the nine months ended January 25, 2014 to $14.8 million for the combined nine months ended January 24, 2015.

Non-cash interest increased in the nine months ended January 24, 2015 by $0.6 million as compared to the combined nine months ended January 25, 2014. Non-cash interest expense associated with paid-in-kind interest on deferred vendor obligations increased by $0.8 million, mainly due to the increase in deferred vendor obligations. This increase was partially offset by a $0.2 million decrease in non-cash interest related to debt fee amortization and original issue discount accretion. For the nine months ended January 24, 2015, interest expense associated with the Successor Company’s New Term Loan was approximately $0.6 million lower than the term loan interest expense for the combined nine months ended January 25, 2014, primarily due to a lower interest rate under the New Term Loan as compared to the Predecessor Company’s term loan. For the nine months ended January 24, 2015, interest expense associated with the Successor Company’s New ABL Facility was approximately $0.5 million lower than the interest expense for the combined nine months ended January 25, 2014, primarily due to a lower average outstanding balance.

Change in Fair Value of Interest Rate Swap

In the second quarter of fiscal 2014, the Company entered into an interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at January 24, 2015 was $72.5 million. As of January 24, 2015, the fair value of the derivative increased by less than $0.1 million and, accordingly, a non-cash gain of less than $0.1 million was recorded.

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

Reorganization Items, Net

In the nine months ended January 24, 2015, the Company recorded a $0.3 million net reorganization loss. This consisted of professional advisory fees and other costs related to the continued implementation of the Reorganization Plan and the resolution of unresolved claims.

In the combined nine months ended January 25, 2014, the Company recorded a $79.3 million net reorganization gain. This consists of $162.4 million of cancellation of indebtedness income related to the settlement of prepetition liabilities and changes in the Predecessor’s capital structure arising from implementation of the Reorganization Plan, offset by $30.2 million of fresh start adjustments, $21.4 million of cancellation of debt upon the issuance of equity, $19.4 million of professional, financing and other fees, $7.0 million of contract rejections and $5.1 million of other reorganization adjustments.

Provision for (Benefit from) Income Taxes

	Successor Company	Non-GAAP Combined	Successor Company	Predecessor Company
	Nine Months Ended January 24, 2015	Nine Months Ended January 25, 2014	Thirty-Three Weeks Ended January 25, 2014	Six Weeks Ended June 11, 2013

Provision for (benefit from) income taxes	$(127)	$1,899	$258	$1,641
Effective tax rate	1.6%	2.5%	14.6%	2.1%

The provision for income taxes was $0.1 million for the nine months ended January 24, 2015 as compared to a combined provision for income taxes of $1.9 million for the combined nine months ended January 25, 2014.

The effective rate for the nine months ended January 24, 2015 was 1.6%. The benefit recorded in the nine months ended January 24, 2015 is related to foreign and state tax true-ups. The Company does not expect to have taxable income in fiscal 2015. As future realization of deferred tax assets, including net operating loss carryforwards, did not meet the more likely than not threshold, the Company recorded a full valuation allowance as of January 24, 2015.

The effective tax rate for the combined nine months ended January 25, 2014 was 2.4%. This rate was significantly lower than the statutory rate because the net reorganization income realized during this period was primarily related to cancellation of indebtedness income. During the six weeks ended June 11, 2013, the Company excluded from taxable income $129,084 of cancellation of indebtedness income as defined under Internal Revenue Code (“IRC”) Section 108. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income. As a result, the Company reduced the available federal and state net operating loss carryforward and adjusted the tax reporting basis of tangible and intangible assets for the discharge of indebtedness income. In addition to the adjustment to the tax reporting basis as described above, the fresh start accounting adjustments also created additional basis differences between income tax and financial reporting. Because the Company had recorded a full valuation allowance in fiscal 2013, the reduction of tax attributes resulted in a corresponding reduction of the valuation allowance. Thus, the reduction of tax attributes did not result in an increased effective tax rate for the combined nine months ended January 25, 2014.

Liquidity and Capital Resources

At January 24, 2015, the Company had working capital of $114.6 million. The Company’s capitalization at January 24, 2015 was $263.2 million and consisted of total debt of $171.4 million and stockholders’ equity of $91.8 million.

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

The Asset-Based Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to a springing financial covenant relating to the Company’s fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during the nine months ended January 24, 2015.

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

The New Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants that commenced on the fiscal quarter ending January 25, 2014, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during the nine months ended January 24, 2015.

On October 31, 2014 the Company obtained amendments to both its Asset-Based Credit Agreement and New Term Loan Credit Agreement. The amendments provide the Company additional flexibility in its execution of certain restructuring actions by increasing the dollar amount of EBITDA covenant add backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves and cash expenses relating to earn outs or similar obligations. The Company closely evaluates its expected ability to remain in compliance with the financial covenants under our New ABL Security Agreement and New Term Loan Credit Agreement. Based on current projections, the Company believes it will maintain compliance with these financial covenants through the remainder of fiscal 2015 and fiscal 2016.

Net cash provided by operating activities was $16.0 million for the nine months ended January 24, 2015 and $28.6 million for the thirty three weeks ended January 25, 2014 (Successor Company), and net cash used in operating activities was $20.0 million in the six weeks ended June 11, 2013 (Predecessor Company). The combined increase of $7.4 million is due to a reduction in bankruptcy-related costs or other financing related fees of $25.4 million which were paid in the first nine months on fiscal 2014, partially offset by the impact of working capital changes of $14.1 million, excluding accrued bankruptcy fees. Operating cash flow in fiscal 2014 was benefited by approximately $15.0 million of inventory prepayments made in the fourth quarter of fiscal 2013. These prepayments were necessary due to the impact the bankruptcy filing had on vendor relationships and terms. As the Company was able to return vendors to more customary terms in the year following the bankruptcy, large inventory prepayments are no longer necessary. In addition, operating cash flow is partially offset by decreased operating income in the current year, after adjusting for the non-cash impact of depreciation and amortization, as compared to the combined nine month period last year.

Net cash used in investing activities was $13.8 million for the nine months ended January 24, 2015. Net cash provided by investing activities was $19.9 million for the thirty three weeks ended January 25, 2014 (Successor Company) and net cash used in investing activities was $0.7 million for the six weeks ended June 11, 2013 (Predecessor Company). The combined decrease was primarily due to the release of $26.3 million of restricted cash in fiscal 2014 which related primarily to the Bayside early termination fee dispute, which was settled in the second quarter of fiscal 2014. The remaining difference is related to increased spending on property, plant and equipment in the current year, primarily to support the Company’s distribution center consolidation and its eCommerce initiatives.

Net cash provided by financing activities was $0.7 million for the nine months ended January 24, 2015. Net cash used by financing activities was $46.2 for the thirty three weeks ended January 25, 2014 (Successor Company), respectively. Net cash provided by financing activities was $15.5 million for the six weeks ended June 11, 2013 (Predecessor Company). The combined increase of $31.5 million relates primarily to the payment of the $26.4 million of early termination fee in fiscal 2014. Outstanding borrowings on the New ABL Facility were $13.6 million as January 24, 2015, while the excess availability on that date for the New ABL Facility was $34.9 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended January 24, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

March 4, 2015	/s/ Ryan M. Bohr
Date	Ryan M. Bohr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

March 4, 2015	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Severance Agreement between School Specialty, Inc. and Patrick Collins, dated as of December 1, 2014 (incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Form 8-K dated December 1, 2014).

10.2	Severance Agreement between School Specialty, Inc. and Richard Holden, dated as of December 19, 2014 (incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Form 8-K dated December 19, 2014).

10.3	First Amendment, Consent and Limited Waiver to Loan Agreement among School Specialty, Inc., and certain of its subsidiaries, Bank of America, N.A., SunTrust Bank and Bank of Montreal, as lenders, and Bank of America, N.A. as agent for the lenders (incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Form 8-K dated October 31, 2014).

10.4	Amendment No. 1 to the Credit Agreement, dated June 11, 2013, among School Specialty, Inc., the lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent for the lenders (incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Form 8-K dated October 31, 2014),

10.5	Employment Agreement between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014 (incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Form 8-K dated October 27, 2014,

10.6	Stock Option Agreement by and between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014 (incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Form 8-K dated October 27, 2014.

10.7	Management Incentive Plan for Fiscal 2015 (incorporated herein by reference to Exhibit 10.3 of School Specialty, Inc.’s Form 8-K dated October 27, 2014).

10.8	Employment Agreement between School Specialty, Inc. and Edward J. Carr, Jr. dated January 19, 2015.

10.9	Stock Option Agreement by and between School Specialty, Inc. and Edward J. Carr, Jr. dated January 19, 2015.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended January 24, 2015 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.