Form 10-K
period 2015-04-25
SCHOOL SPECIALTY INC
filed 2015-07-09
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended April 25, 2015

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

The aggregate market value of the Registrant’s common stock held by non-affiliates as of October 25, 2014 was $88,311,720. As of June 15, 2015, there were 1,000,004 shares of the Registrant’s common stock outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

INCORPORATION BY REFERENCE

Part III is incorporated by reference from the Proxy Statement from the Annual Meeting of Shareholders to be held on September 28, 2015.

PART I

Item 1.	Business

Unless the context requires otherwise, all references to “School Specialty,” “SSI,” the “Company,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. Prior to April 26, 2015, our fiscal year ended on the last Saturday in April of each year. In this Annual Report on Form 10-K (“Annual Report”), we refer to these fiscal years by reference to the calendar year in which they ended (e.g., the fiscal year ended April 25, 2015 is referred to as “fiscal 2015”).

Company Overview

School Specialty is a leading distributor of supplies, furniture, technology products, supplemental learning products (“instructional solutions”) and curriculum solutions, primarily to the education marketplace. The Company provides educators with its own innovative and proprietary products and services, from basic school supplies to 21st century classroom designs to Science, Reading, Language and Math teaching materials, as well as planning and development tools. Through its nationwide distribution network, School Specialty also provides its customers with access to a broad spectrum of trusted, third-party brands across its business segments. This assortment strategy enables the Company to offer a broad range of products primarily serving the pre-kindergarten through twelfth grade (“preK-12”) education market at the state, district and school levels. The Company is expanding its presence outside the education market into channels such as e-commerce partnerships with e-tailers and retailers and the healthcare facilities. School Specialty offers its products through two operating groups: Distribution and Curriculum.

We believe our Distribution group offers educators the broadest range and deepest assortment of basic school supplies, instructional solutions, furniture and equipment, technology products, physical education products, and other classroom and school equipment available from a single supplier. This breadth of offering and unique positioning creates competitive advantages in our ability to aggregate an assortment of products to meet customer requirements across multiple categories. This group further differentiates itself through its distribution network and nationwide sales force, able to reach virtually all schools nationwide, as well as the Canadian marketplace. Another core differentiator is our commitment to innovation; working with teachers and administrators to develop proprietary products that result in innovative approaches to early childhood development and advanced student learning.

Our Curriculum group develops proprietary curriculum programs to help educators deepen students’ subject matter understanding and accelerate the learning process. This group offers curriculum solutions for Science, Reading and Math and works with teachers and educators to drive new offerings based on Common Core State Standards, Next Generation Science Standards, as well as its own and third-party, customized products for various grade levels (primarily preK-12). The Curriculum group also offers a number of innovative and highly targeted teaching solutions for educators that were designed to help students who are performing below grade level or could benefit from supplemental learning materials in a specific area of learning. This group continues to expand its portfolio of instructional programs, combining print-based and digital instructional and assessment tools to deliver value to educators and build competitive advantages in the marketplace.

Across both groups, we reach our customers through a sales force of approximately 350 professionals (65 of which are inside sales representatives), 8 million catalogs, and our proprietary e-commerce websites. In fiscal 2015, we believe we sold products to approximately 65% of the approximately 135,000 schools in the United States and we believe we reached a majority of the 3.4 million teachers in those schools. For fiscal 2015, we generated revenues of $621.9 million.

The following is a more complete description of our two operating groups, or segments. Financial information about our segments, as well as geographic information, is included in Note 16 under Item 8, Financial Statements and Supplementary Data.

Distribution Segment. Our Distribution segment provides a wide assortment of products, solutions and services primarily to the preK-12 education market, e-tail and retail channel partners, and to the healthcare market. Products include a comprehensive line of everyday consumables, specialized supplies, indoor and outdoor furniture and equipment, technology products, instructional teaching materials, and planning and organizational products, among others. Distribution products are sold via a nationwide sales force and distribution network, with reach to the majority of schools throughout the United States. Distribution products also are sold direct to teachers and to consumers through the Company’s various e-commerce platforms. Distribution products are marketed using a management structure that focuses on five product categories which include:

•	Supplies

•	Furniture

•	Instructional Solutions

•	Student Organization and Planning Products

•	A/V Technology

By working closely with school administrators, teachers and other educators, the Distribution segment employs a curation strategy, offering a solutions-based approach across multiple product categories. The Company helps schools with their purchasing decisions by offering a suite of value-added products and services to fit within budget parameters, while also helping to manage supply chain issues, and back-to-school logistics to help school administrators save both time and money. This segment also offers project management services through its Project by Design® team (“PBD”), both for school retrofits and new school construction. As a systems integrator for schools, PBD is able to help schools outfit both indoor and outdoor school facilities with state-of-the-art furniture and equipment, while also serving as a single source for additional proprietary and/or third-party branded products.

Distribution products include both proprietary branded products and other national brands. Among the segment’s well-known proprietary brands are Childcraft®, Sax® Arts & Crafts, Califone®, Premier AgendasTM, Classroom Select®, Sportime®, Abilitations®, Hammond & StephensTM, SPARK®, Brodhead Garrett®, School Smart®, and Projects by Design®. Distribution products and services accounted for approximately 86% of our revenues for fiscal 2015.

Curriculum Segment. Our Curriculum segment is a publisher of proprietary and nonproprietary core, supplemental and intervention curriculum in the following areas of the preK-12 education market:

•	Science

•	Math

•	Comprehension, Vocabulary, Spelling and Grammar

•	Reading and Math Intervention

•	Security

Products in our Curriculum segment are typically sold to teachers, curriculum specialists and other educators with direct responsibility for advancing student outcomes.

The Curriculum segment develops standards-based curriculum products, supplemental and intervention curriculum materials, instructional programs and student assessment tools. Its offerings are tailored to address specific learning needs, drive improved student performance, engage learners and accelerate the learning process. A team of almost 35 product development associates leverage long-standing relationships with outside developers, authors, co-publishing strategic partners and consultants to develop educational products and solutions that satisfy curriculum standards and improve classroom teaching effectiveness.

Our product portfolio is guided by preK-12 curriculum standards, which can vary by state. However, there is a consistency throughout the portfolio that allows for the creation of nationally marketed programs that can be customized to meet state-specific curriculum standards where needed. We believe our Curriculum segment provides a broad collection of educational programs that effectively combines supplemental curriculum solutions, academic planning and organization, inquiry based (hands-on) learning, comprehensive learning kits, extensive performance assessments, and consultant-led or web-delivered teacher training. New reading solutions, for example, combine research proven materials, technology, and teaching methods to create dynamic, systematic, and individualized instruction for each student. Additionally, these group solutions are designed to address Common Core State Standards at various grade levels as well as Next Generation Science Standards.

Our Curriculum segment product lines include Delta Education®, FOSS®, CPO ScienceTM, Frey Scientific®, Educator’s Publishing Service®, Academy of Reading®, Academy of Math®, Wordly Wise 3000®, Explode the Code®, ThinkMath!TM, Making Connections®, S.P.I.R.E. ® and EPS® E.P.I.C. TM. Our Curriculum products accounted for approximately 14% of our revenues in fiscal 2015.

School Specialty, Inc., founded in October 1959, was acquired by U.S. Office Products in May 1996. In June 1998, School Specialty was spun-off from U.S. Office Products in a tax-free transaction. In August 2000, we reincorporated from Delaware to Wisconsin. In accordance with the Reorganization Plan (as defined below), in June 2013, the Company was reincorporated in Delaware. Our principal offices are located at W6316 Design Drive, Greenville, Wisconsin 54942, and our telephone number is (920) 734-5712. Our general website address is www.schoolspecialty.com. You may obtain, free of charge, copies of this Annual Report on Form 10-K as well as our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K (and amendments to those reports) filed with, or furnished to, the Securities Exchange Commission as soon as reasonably practicable after we have filed or furnished such reports by accessing our website at http://www.schoolspecialty.com, selecting “Investors” and then selecting the “SEC Filings” link. Information contained in any of our websites is not deemed to be a part of this Annual Report.

Industry Overview

The United States preK-12 education market is a large industry that has historically exhibited attractive and stable growth characteristics, despite fluctuations in the U.S. economy. For example, during the recessions of 1981-1983, 1991-1992 and 2001-2002, preK-12 education funding in the United States grew at compound annual growth rates (“CAGRs”) of 5.3%, 5.0% and 4.7%, respectively. However, the significant downturn in the general economy from 2008 through 2013 had a major impact on all sectors of the economy, including education.

Public education funding for school districts during 2013-2014 came from three major sources: state funding which provided about 47%; local funding which provided about 43%; and federal funding which provided about 10%. The ongoing pressure on state budgets has negatively impacted school funding and, in turn, school spending has been more negatively affected than it had been during and following prior recessions. In addition, local tax revenues have been negatively affected by lower property tax receipts, further restricting educational spending.

Over the long-term, we expect total educational expenditures (excluding capital outlays and interest on debt) to stabilize and then rise as state and local funding returns to more normalized levels. While macroeconomic events over the past five years have created an unprecedented reduction in school budgets, spending per student and student enrollment are the two primary drivers of future education expenditures, and each is predicted to rise over the next several years.

According to the National Center for Education Statistics (“NCES”), enrollment in public elementary and secondary schools has increased every year between 2009 and 2013. This slow but steady growth trend is projected to continue through at least 2020. At the same time, per pupil expenditures are expected to rise each year, just as they have every year since 1995-1996. NCES projects that public and private preK-12 enrollment will rise from 55.1 million in the 2013-2014 school year to 57.9 million by the 2021-2022 school year. Total public school enrollment is projected to increase each year from 2013-2020. Similarly, according to Education Market Research, spending for technology products, instructional materials such as textbooks and supplements and other educational resources, such as trade books, periodicals and tests are expected to increase at an average rate of 8.1 percent from 2012-2013 through 2015-2016. Furthermore, there is increased activity at the federal level to increase investments in education, with a renewed focus on early learning. We believe there is also increasing demand for new school construction and retrofits at the federal, state and local level. This belief is supported by industry reports from McGraw-Hill which estimate the size of new K-12 school construction spending to be $24 billion in 2014 growing to $36 billion by 2017.

Our focus within the North America preK-12 education market is on basic school supplies, indoor and outdoor furniture and equipment, technology solutions, instructional solutions and curriculum-based teaching materials in targeted subject areas. Our customers are teachers, curriculum specialists, individual schools and school districts who purchase products and instructional solutions and teaching materials for school and classroom use. The addressable market size for our products has generally tracked education funding, with increased spending in the technology arena. Our customers are also parents who purchase similar products for their children via our proprietary e-commerce platform or those of our e-tail/retail channel partners, as well as administrators in various healthcare related markets.

The supplemental educational products and equipment market is highly fragmented with many retail and wholesale companies providing products and equipment, a majority of which are family- or employee-owned, regional companies. The standards-based curriculum market is highly competitive and School Specialty competes with several large, well-known education companies as well as smaller, niche companies. In certain states, Curriculum purchases are heavily influenced state-wide adoption calendars; in open territory states, Curriculum adoptions are more often made at the district level. According to industry reports from the American Association of Publishers and Education Market Research, the K-12 Curriculum market was estimated to be $10 billion in 2014 and is expected to grow to in excess of $12 billion by 2017.

We believe there is increasing customer demand for single source suppliers, prompt order fulfillment and competitive pricing in today’s economic environment, particularly as school districts centralize their purchasing decision-making and/or increasingly seek to participate in local, state, regional or national purchasing cooperatives. We believe these changes should drive growth in our instructional and educational products as well as our general school supplies, furniture and equipment and other technology-based in-class solutions. We also believe that in the long-term, these industry trends will have a favorable competitive impact on our business, and that we are well positioned to utilize our operational capabilities, recognized proprietary and third-party brands, respected educational content and curriculum development expertise, and broad product offering to meet evolving customer demands.

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

The Reorganization Plan

General

The Reorganization Plan generally provided for the payment in full in cash on or as soon as practicable after the Effective Date of specified claims, including:

•

All claims (the “DIP Financing Claims”) under the Debtor-in-Possession Credit Agreement (the “ABL DIP Agreement”) by and among Wells Fargo Capital Finance, LLC (as Administrative Agent, Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner) and GE Capital Markets, Inc. (as Co-Collateral Agent, Co-Lead Arranger and Joint Book Runner and Syndication Agent), General Electric Capital Corporation (as syndication agent), the lenders party to the ABL DIP Agreement, and the Company and certain of its subsidiaries;

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

Recent Acquisitions

We have acquired one business since the beginning of fiscal 2011:

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

Competitive Strengths

We attribute our strong competitive position to the following key factors:

A Market Leader in Fragmented Industry. We are one of the largest providers of educational supplies, furniture and equipment, and both standards-based and supplemental curriculum products to the preK-12 education markets in the United States and Canada. Within our industry, we compete with many retail and wholesale competitors, a majority of which are family or employee-owned, regional companies. We believe that our scale and scope of operations relative to our education market competitors provide several competitive advantages, including a broader product offering, advantageous purchasing power, a national distribution network and the ability to manage the seasonality and peak shipping requirements of the school purchasing cycle.

Large Product Offering and Premier Brands. With over 123,000 items ranging from classroom supplies, school furniture and playground equipment, technology solutions and both standards-based and supplemental curriculum solutions, we believe we are the only national provider of a broad range of supplemental educational products and equipment to meet substantially all of the needs of schools and teachers in the preK-12 education market. Our breadth of offerings creates opportunities to repurpose or repackage traditional supplemental materials with supplemental curriculum solutions into kits or groups of related items that our customers value. In addition, we believe we have many of the most established brands in the industry that are recognized by educators across the country, with some brands more than 100 years old. This assortment strategy of our own proprietary brands, mixed with other trusted third-party brands, provides us with an assortment of solutions we believe is unmatched in the industry. In addition, over 35% of our revenues are derived from our proprietary products, many of which are curriculum-based, and typically generate higher margins than our non-proprietary products.

Strong Customer Reach and Relationships. We have developed a highly integrated, three-tiered sales and marketing approach, consisting of: a national sales force; paper-based catalogs and digital marketing campaigns; and our proprietary e-commerce websites. We believe this approach provides us with a unique ability to reach teachers and curriculum specialists as well as school district and individual school administrators. The wide assortment of products and solutions we offer has enabled us to establish strong and long-standing relationships with many of the largest school districts across the United States and Canada. We reach our customers through the industry’s largest sales force of approximately 350 professionals (65 of which are inside sales representatives), catalog mailings and our proprietary e-commerce websites. In fiscal 2015, we estimate that we sold products to approximately 65% of the estimated 135,000 schools in the United States and reached a majority of the 3.4 million teachers in those schools. We also estimate that, on average, we have enjoyed more than a 10-year relationship with our top accounts, and have recently invested in building our inside sales force to expand our nationwide reach. We utilize our extensive customer databases to selectively target the appropriate customers for our catalog offerings and digital marketing campaigns. Additionally, we have invested heavily in the development of our e-commerce websites, which provide broad product offerings and which we believe generate higher internet sales than many of our education competitors. Revenues derived directly from internet sales, which were approximately 25% of our sales in fiscal 2015 compared to less than 17% of our sales in fiscal 2009, have increased as more school districts and teachers go online to order supplies.

Highly Diversified Business Mix. Our broad product portfolio and geographic reach minimize our concentration and exposure to any one school district, state, product or supplier. In fiscal 2015, our top 10 school district customers collectively accounted for just over 11% of revenues and our customers within any one state collectively accounted for just over 11% of revenues. For the same period, our top 100 products accounted for slightly less than 13% of revenues. Products from our top 10 suppliers generated just over 24% of revenues in fiscal 2015. We believe this diversification somewhat limits our exposure to state and local funding cycles and to product demand trends, and at the same time, opens up opportunities for growth as educational spending increases, both with current and new customer accounts.

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

Strong Cost Controls and Focus on Working Capital. Despite our revenue declines in recent years, we believe our focus on cost reductions and aggressive management of working capital, are positioning the Company to capitalize on future revenue growth opportunities, irrespective of the economy and school funding levels. In fiscal 2015, several operational improvement initiatives resulted in significant cost reductions, and greater efficiencies throughout our organization. These initiatives also resulted in better working capital management and cash flow, which provided us with additional resources to invest in key growth areas of our business across both our Distribution and Curriculum business segments. We continue to focus on growing revenues and profits within our Curriculum and Distribution segments, improving our mix of proprietary products and our operations to enhance the customer experience. We also enjoy highly predictable working capital cycles which enable us to effectively manage our capital structure and invest in growth areas of our business and in our infrastructure.

Focus on Growth Opportunities through Transformation Initiatives and Partnerships. We believe we have multiple long term revenue growth and margin improvement opportunities, including enhancing our sales efforts in under-penetrated states, expanding our private-label business, further developing and refining our educational supplies, furniture, technology and curriculum offerings, increasing sourcing from overseas, optimizing direct marketing operations, increasing supply chain efficiency and expanding our product line through strategic extensions. We are actively pursuing partnering opportunities for content development and distribution. We also believe our movement toward organizing around product and customer categories has better synchronized our go-to-market strategies, product development efforts and supplier relationships. Additionally, we have and continue to expand our business outside of school districts by pursuing alternative distribution channels, such as e-commerce and health care markets, which we expect will further increase our brand recognition and lead to additional sales opportunities throughout the upcoming fiscal year and beyond.

Growth Strategy

We have implemented a number of operational changes that have strengthened our operations, lowered our cost structure and improved efficiencies throughout our organization. We are currently in the process of implementing a shared services operating model that better aligns critical business functions areas and will enable us to improve both our top- and bottom-line results. Our near-term strategy is focused on the following areas:

•

Optimizing our Distribution Centers to improve customer delivery cycles both in terms of speed and accuracy and to operate at a lower cost. Enhancing product management and marketing capabilities to promote our innovation and breath of offerings and bring new and innovative products to market;

•	Expanding in alternative channels that have annual purchasing cycles and which will lessen our reliance on the heavy back-to-school spending season;

•	Introducing new and innovative curriculum-based training solutions, incorporating products, services and consulting in light of the increased need for school security;

•	Identifying and exiting product lines with inadequate returns, while focusing on higher-margin, growth oriented product lines and categories;

•	Continue building out our digital solutions and bundled packages, while enhancing our e-commerce platform; and

•	Driving a change in culture that focuses on accountability and collaboration towards the attainment of our growth and margin improvement objectives.

The Company’s longer term initiatives are intended to enhance organic growth, improve margins, and better evaluate capital investments and allocation of resources. Among the key initiatives are:

•

Aligning our sales, marketing and merchandising organizations to develop and execute sustainable growth strategies core product categories such as early childhood development, physical education, art, furniture, technology, and instructional solutions;

•	Developing multi-year customer retention and growth plans by geography, category and product lines;

•	Improving our customer service capabilities throughout all business areas to improve the customer experience;

•

Upgrading our IT systems and related technologies to create efficiencies within our organization, streamline processes, improve business oversight and provide insights that will enable us to better service customer needs;

•	Identifying potential acquisition opportunities which would synergistically enhance the revenue and EBITDA of the Company;

•	Leveraging our breadth of products to expand into new markets and customer segments, and expanding our product offering where appropriate; and

•	Improving communication, both internally and externally to educate all parties on our business operations, product and solution offerings and capabilities.

As part of our various initiatives, we are highly focused on generating organic growth within our business, improving our margin structure, lowering our cost basis while pursuing strategic investments and generating higher returns for our stockholders.

Organic Growth. We are focused on growing revenues and profits from our existing product lines and possible line extensions. We are cautiously optimistic that schools are at or near the bottom of funding levels and industry data suggests school spending will increase over the coming years based on continued growth in student population and spending per student. As schools return to more normalized spending we plan to increase our share of this spending and organically grow our revenues by:

•	Optimizing product mix within each category;

•	Unifying and aligning our marketing efforts with sales and merchandising;

•	Enhancing the usability of our website and our web-based marketing initiatives to capture an increasing portion of online customer sales;

•	Developing new and updating current curriculum, supplemental learning and technology solutions in response to education standards and educator needs;

•	Introducing new curriculum-based security solutions that address the increased need for school security;

•	Focusing our sales reach to further expand into adjacent markets, such as office supplies and health care;

•	Capitalizing on expected upcoming curriculum changes relating to Common Core State Standard and Next Generation Science Standards;

•	Increasing our focus and selling resources in under-penetrated states and districts;

•	Growing within key accounts and school districts through improved cross-selling of products and services; and

•	Expanding our relationships with etail/retail partners and large purchasing cooperatives.

Margin Improvement. As we grow our revenues, we are seeking to increase product gross margins through a mix of product innovation, buying programs and supply chain improvements. Among the key initiatives are:

•	Continuing to expand our private label business through the introduction of new products;

•	Increasing the number of products sourced from low-cost, overseas manufacturers;

•	Improving the efficiency of our supply chain activities, and driving overall efficiencies through our company-wide, process improvement initiatives;

•	Realizing the benefits of consolidation of distribution centers and elimination of redundant expenses;

•	Utilizing our purchasing scale to negotiate more favorable supplier terms and conditions;

•	Driving new product innovation and introduction of products and solutions across both business segments that will generate better margins and returns; and

•	Eliminating those product offerings which are not justified by the return they provide the Company.

Reduction of Corporate Operating Expenses. We continue to focus on reducing our operating expenses to streamline our business and free up resources to invest in other key areas that will generate top-line growth and improve bottom-line performance. Among the initiatives we are focused on are:

•	Consolidate resources across various departments in a manner that will lower our overall staffing levels and improve operational effectiveness;

•	Implement lean principles in our operations to improve efficiencies;

•	Overhaul our marketing campaigns to have more direct interaction with customers and through more targeted catalog distribution;

•	Leverage shared corporate resources throughout our business segments to lower costs and optimize financial, IT, HR and marketing support; and

•	Institute a blend of an inside/outside sales model coverage to lower selling expenses and improve account coverage.

Evaluation of Capital Investment and Allocation: We have identified several areas for investment in fiscal 2016 that will strengthen our operations and back-end support, digital and e-commerce platform and solution sets, and overall systems management capabilities. This will be part of the continuous improvement initiatives that are underway. We are also in the process of major review of all of our product lines and businesses to determine those with unacceptable or inadequate profitability, while simultaneously analyzing the appropriate solutions to maximize our returns, either from disposition or further capital investment. This analysis is to identify both cost saving drivers and new investment opportunities that will strengthen our bottom-line performance both near- and long-term. The Company also intends to continue to analyze acquisition opportunities which may fill product offering gaps and provide improvement in the revenue and EBITDA of the Company.

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

Our Distribution offerings are focused in the following areas:

Supplies Category: We believe we are the largest marketer of school and classroom supplies into the education market. Through our School Specialty Distribution catalogs, which offer both national brands and many of our proprietary School Smart® products, we provide an extensive offering of basic supplies that are consumed in schools and classrooms as well as in home use. This offering includes office products, classroom supplies, janitorial and sanitation supplies, school equipment, planning and development products, physical education products, art supplies and paper, among others. These products are more commodity in nature and require an efficient supply chain and distribution and logistics expertise to be competitive. As a result of our large distribution network and supply chain expertise, our customers view us as a preferred supplier in the Supplies category. Our School Smart private label products are primarily sourced direct from low-cost, overseas manufacturers, which we believe will allow us to enhance our product offering and improve profitability.

Our leading market position in the art supplies area of this category is led by Sax® Arts & Crafts, which offers products and programs focused on nurturing creativity and self-expression through hands-on learning. The product line ranges from original cross-curricular lesson plans and teaching resource materials to basic art materials, such as paints, brushes and papers.

We also offer a full range of physical education programs, solutions, resources and equipment designed to help improve student and staff wellness. Our products, which are primarily offered under our Sportime® brand, range from traditional sports equipment to unique and innovative products designed to encourage participation by all, as well as research-based teaching materials that foster health and wellness both inside and outside of educational facilities. We also offer proven, research-based physical education and health solutions under our SPARK® brand, which is a curriculum and product-based program focused on promoting healthy, active lifestyles and combating childhood obesity. Each SPARK program provides a coordinated package of curriculum, on-site teacher training, and content-matched equipment from our Sportime® product line. The program maximizes physical activity during physical education classes by providing teachers with alternative games, dances and sports that ensure all students are actively engaged and learning.

Instructional Solutions: We believe we are one of the largest marketers of educator supplies and related educational materials and technology solutions, as well as instructional learning materials. Our Instructional Solutions category includes supplemental learning materials (reading, math and science), teaching resources, special needs and special education products and early childhood offerings. Innovation, proprietary products, brand strength and direct merchandising are key success factors. These product offerings create opportunity for margin enhancement through innovation and unique assortments.

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

Furniture Category: We believe we are one of the most comprehensive providers of school furniture in the United States, offering a full range of school-specific furniture and equipment, for both in-school, in-classroom and outdoor use. Our offering allows us to equip an entire facility, refurbish a specific location within a school, such as a cafeteria, gymnasium or media center, or to replace individual items such as student desks and chairs. We manufacture award-winning early childhood wood furniture in our Bird-in-Hand Woodworks® facility. We launched a product line of proprietary furniture under our Classroom Select® brand and also provide innovative furniture offerings through our Royal Seating®, Childcraft®, Korners for Kids® and Bird-in-Hand® product lines. We are authorized national or regional distributors for leading third-party lines. In addition, we offer our proprietary service, Projects by Design®, which provides turn-key needs assessment and conforming design, budget analysis and project management for new construction projects.

Planning and Student Development: We believe we are one of the largest providers of planning and student organization products in the United States and Canada, which is delivered through student agendas and planners. Our offerings are focused on developing better personal, social and organizational skills, as well as serving as an effective tool for students and parents to track and monitor their daily activities, assignments and achievements. Many of our agendas and planners are customized at the school level to include each school’s academic, athletic and extra-curricular activities. Our agendas are primarily marketed under the Premier™ brand name. We are also a leading publisher of school forms, including record books, grade books, teacher planners and other printed forms under the brand name Hammond & StephensTM.

A/V Technology: We believe we are among the leading providers of educator-inspired quality audio technology products, including multi-media, audio visual and presentation equipment for the preK-12 education market. These products are marketed under the brand name Califone®. We also offer a host of other technology solutions under Califone and other third-party brands and are focused on expanding our assortment of products to take advantage of increased investments by schools and school districts in new and emerging technology platforms.

Our product development managers apply their extensive education industry experience to design instructional solutions and supplemental curriculum- and age-specific products to enhance the learning experience. New product ideas are reviewed with customer focus groups and advisory panels comprised of educators to ensure new offerings will be well received and meet an educational need.

Our merchandising managers continually review and update the product lines for each business. They determine whether current offerings are attractive to educators and anticipate future demand. The merchandising managers also travel to product fairs and conventions seeking out new product lines. This annual review process results in a continual reshaping and expansion of the educational materials and products we offer.

Our Curriculum offerings are focused in the following areas:

Science: Our science product category, largely comprised of highly recognized proprietary or exclusive offerings, provides learning resources focused on promoting scientific education and inquiry, literacy and achievement to the preK-12 education market. Our products range from laboratory supplies, equipment and furniture to highly effective hands-on learning curriculums. Our science brands include FOSS® (Full Option Science System), Frey Scientific®, Delta Science ModulesTM, Delta Education®, CPO ScienceTM, and Neo/SCI®. We have structured our solutions to engage students, focusing on science and engineering practices that promote scientific inquiry, literacy and achievements, all while aligning to the Next Generation Science Standards and supporting Common Core State Standards.

Science classroom resources offered by Delta Education for example, are focused on the pre-K to 8th-grade education level. Our science curriculum products embody the best in inquiry-based STEM (“Science, Technology, Engineering and Math”) education. Delta provides the research-based FOSS® curriculum and other programs such as Delta Science Modules, as well as hands-on classroom resources. The Full Option Science System® (FOSS) has evolved from a philosophy of teaching and learning at the Lawrence Hall of Science that has guided the development of successful active learning science curricula for more than 40 years. The FOSS program bridges research and practice by providing tools and strategies to engage students and teachers in enduring experiences that lead to a deeper understanding of the natural and designed worlds. Science is a discovery activity, and our belief is that the best way for students to appreciate the scientific enterprise, learn important scientific and engineering concepts, and develop the ability to think well is to actively participate in scientific practices through the use of manipulatives which enhance their own investigations and analyses. The FOSS Program was created specifically to provide students and teachers with meaningful experiences through active participation in scientific practices.

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

Literacy & Intervention: Our reading and math intervention and supplemental learning programs, which are standards- and curriculum-based products, are focused on providing educators and parents with effective tools to encourage and enhance literacy and mathematics skills, serving the K-12 grade levels. Educator’s Publishing Service (EPS) provides tailored reading and language arts instruction for students with special needs and proprietary instructional materials for educators. For over 60 years, EPS Literacy and Intervention has been the leader in developing and publishing programs to help struggling students, including those with dyslexia and other reading difficulties, as well as providing materials that support on-level students so they can continue to meet their educational goals. Today, EPS provides K-12 blended, customized intervention solutions to help at-risk and on-level students build proficiency in reading and math. A variety of programs connect time-tested content and innovation to give educators the power of differentiation to reach all of their students and meet the changing demands of today’s classrooms. From screening through to intervention, progress monitoring, reporting and professional development, EPS offers an integrated approach to address the Common Core State Standards and Response to Intervention (RTI).

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

Intellectual Property

We maintain a number of patents, trademarks, trade names, service marks and other intangible property rights that we believe have significant value and are important to our business. Our trademarks, trade names and service marks include the following: School Specialty®, Education Essentials®, School Smart®, Projects by Design®, Academy of Reading®, Academy of Math®, abc School Supply®, Integrations®, Abilitations®, Brodhead Garrett®, Califone®, Childcraft®, ClassroomDirect®, Frey Scientific®, Hammond & StephensTM, Premier AgendasTM, Sax® Arts & Crafts, Sax® Family & Consumer Sciences, Sportime®, Delta Education®, Neo/SCI®, CPO Science™, EPS® and AutoSkill®. We also sell products under brands we license, such as FOSS®, ThinkMath!™, SPARKTM and FranklinCovey® Seven Habits.

Sales and Marketing

Product procurement decisions within the education market are generally made at the classroom level by teachers and curriculum specialists and at the district and school levels by administrators. The Company currently has an expansive sales force that sells our products at the classroom, school and district level to educators nationwide.

Our Distribution segment sales and marketing approach utilizes a sales force of approximately 280 professionals, approximately 40 distinct catalog titles, and School Specialty Online®, an e-commerce solution that enables us to tailor our product offerings and pricing to individual school districts and school administrators. In fiscal 2015, we took steps to realign our nationwide sales team and our go-to-market strategy, which also included the build out of an inside sales team focused on under penetrated states.

In the Supplies category, we leverage our national sales force, which we believe represents the largest distribution network in the market, and our supply chain expertise, to reduce our customers’ cost of acquisition in the most commonly purchased, highest volume commodity items used by schools. In the Instructional Solution category, we market our products through direct marketing channels. We compete by offering deep assortments in the most commonly purchased products, by leveraging our size to reduce product costs, and by driving customer retention and acquisition through sophisticated database analytics. In the Furniture category, our unique Projects by Design® service gives us significant competitive advantages by providing customers with value-added construction management support, from interior design through installation and field support. In the non-construction segment of furniture, we capitalize on relationship selling through the largest direct sales force in the market.

Schools typically purchase educational supplies and supplemental educational products based on established relationships with relatively few vendors. We seek to establish and maintain these critical relationships by assigning accounts within a specific geographic territory to a local area account manager who is supported by a customer service team. The account managers frequently call on existing customers to ascertain and fulfill their supplemental educational resource and basic supply needs. The customer service representatives maintain contact with these customers throughout the order cycle and assist in order processing.

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

Internet Operations. Our internet channel activities through School Specialty Online are focused on enhancing customer loyalty, driving down cost by receiving more orders electronically and creating a customer self-service portal. Our brands are available through School Specialty Online which allows our customers a single access point for purchasing. Our systems provide functionality to meet the specific needs of school districts and school customers, who generally purchase Distribution products, as well as the needs of individual teachers and curriculum specialists, who tend to buy Curriculum products. School Specialty Online allows our customers to manage funding through the use of purchase order spending limitation, approval workflows, order management and reporting. In addition, we offer schools and districts the ability to fully integrate their procurement systems with School Specialty Online, which gives us another important link to our customers and a significant competitive advantage. It also includes other features that are more helpful to teachers, curriculum specialists and others with more sophisticated online ordering needs, including product search, custom catalogs and email notification, allowing users to have access to the full line of School Specialty products. We have maintained an electronic ordering system for the past 20 years and offer e-commerce solutions directed exclusively at the education market. Each of our Curriculum product lines has a dedicated website for its own products. We also continue to explore expanding our offerings provided through third party internet sources. As such, we have added a channel agreement with Amazon.com under which we have created our own branded storefront within the office and school segment of the Amazon.com shopping portal. We believe that this channel will allow us to reach educators and segments of the education space that we did not reach previously. Over the past two years, we have significantly invested in our ecommerce platform to improve website functionality, make the online ordering process easier and faster and improve the overall customer experience, which we believe, will help us grow organically.

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

Global Sourcing. We are decreasing our product unit costs by consolidating our international supplier network. We are also improving product quality by being very selective in our sourcing relationships. Working in conjunction with our supply partners, we have streamlined our international procurement process, gained real-time visibility, added in-process quality checks, and established new systems and procedures to ensure product safety.

Private Label Product. We launched the School Smart brand in 2005. Since that time we have focused our strategy on providing a private brand alternative for educators, using a combination of off-shoring and out-sourcing of products. In fiscal 2015, our revenue for School Smart branded products was approximately $55 million. We continue to evaluate the balance of branded and private brand products and we believe that there are additional opportunities to grow sales through new products, product line extensions and new product configurations.

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

Logistics

We believe we have one of the largest and most sophisticated distribution networks among our direct competitors with three fully automated and seamlessly integrated distribution centers, two supporting the Distribution segment and one supporting the Curriculum segment, totaling approximately 1 million square feet of operating space. We believe this network represents a significant competitive advantage, allowing us to reach any school in a fast and efficient fashion. We have enhanced our distribution model, allowing most of our customers to receive their orders of in-stock items within 3 to 5 days, and have the capability of expediting delivery of certain shipments to next-day if and as required by specific customers. We utilize a third-party logistics provider in Asia to consolidate inbound shipments of items sourced overseas, lowering our transportation and inventory storage costs.

In order to maintain the proprietary nature of certain furniture products, we operate one manufacturing facility. Our Lancaster, Pennsylvania plant manufactures wood furniture for our early childhood offerings. Products that we manufacture accounted for less than 10% of sales during fiscal 2015, 2014, and 2013.

Over the past two years, through a series of initiatives, we have realigned our Distribution Centers and warehouses to be closer to the majority of our customers and key suppliers. We have also invested significantly in lean manufacturing principles and upgraded technology and logistics platforms, which have strengthened our operational footprint, enabling us to provide better, more accurate and faster shipments to our customers. This remains one of our key corporate priorities.

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

Employees

As of June 15, 2015, we had approximately 1,160 full-time employees. We have reduced the number of full-time employees as we have integrated and aligned core function areas across the Company, such as operations, supply chain management, procurement and logistics, marketing, finance, information technology and human resources. Additionally, to meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Backlog

We had no material backlog at April 25, 2015. Our customers typically purchase products on an as-needed basis.

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

Our credit facilities also require us to comply with certain financial ratios, including a maximum net total leverage ratio, a minimum fixed charge coverage ratio, and minimum interest coverage ratio, as well as minimum liquidity levels at the end of each month. These restrictions may hamper our ability to operate our business or could seriously harm our business by, among other things, limiting our ability to take advantage of financing, mergers and acquisitions, and other corporate opportunities. In the event that we fail to comply with the financial ratios or minimum liquidity levels contained in our credit facilities, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay the amounts due. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods.

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

We are highly leveraged. As of April 25, 2015, we had $182 million of total debt. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

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

The Company incurred a Federal net operating loss in fiscal 2015. However, in conjunction with matters that resulted in the Chapter 11 Cases and Reorganization Plan, the Company experienced a change in ownership under Section 382 of the Internal Revenue Code. This could limit annual federal net operating loss utilization to an amount equal to the net equity value of our stock at the time of the ownership change multiplied by the federal long-term tax exempt rate.

In addition, the Company’s Reorganization Plan resulted in a reduction of tax attributes, including net operating losses and tax attributes particularly related to goodwill and intangible assets, as a result of the cancellation of pre-bankruptcy indebtedness and obligations. The reduction of these tax attributes may result in increased tax expense in future years.

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

A decline in school spending will impact our ability to maintain operating margins.

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

The growth in web-based and digital-based supplements has reduced the physical paper-based supplements the Company currently markets. While we continue to enhance some of our product lines with digital alternatives, it is possible that our paper-based products could be further supplanted and/or replaced by online sources other than our own.

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

We may be involved in lawsuits to defend against third party claims of intellectual property infringement, which in each case could require us to spend significant time and money and could prevent us from selling our products or conduct our business as presently conducted.

From time to time we are involved in litigation because others allege that we infringe on their intellectual property. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidate our proprietary rights. In addition, these lawsuits, regardless of their merits, could be time consuming and expensive to resolve and may divert management’s time and attention. Any intellectual property litigation alleging our infringement of a third-party’s intellectual property also could force us or our customers to: i) stop producing or using products that use the challenged intellectual property, ii) obtain from the owner of the infringed intellectual property, at our expense, a license to sell or use the relevant technology at an additional cost, which license may not be available on reasonable terms, or at all, iii) redesign those products or services that use the infringed technology or iv) change the ways in which we conduct our business so as to avoid infringing the technology. Any costs we incur from having to take any of these actions could be material.

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

At April 25, 2015, intangible assets represent approximately 20% of our total assets. We are required to evaluate goodwill for impairment on an annual basis and other intangibles if indicators of impairment exists. As discussed in Note 7 to the consolidated financial statements in Item 8 of this report, the Company recorded a goodwill impairment charge of $41.1 million in fiscal 2013, an impairment charge of $2.7 million in fiscal 2015 related to definite-lived intangible assets, and an impairment charge of $4.7 million related to indefinite-lived intangible assets in the third quarter of fiscal 2013. The impairments were determined as part of the fair value assessment of these assets. The fair value assessments of these assets are based on significant assumptions, including earnings projections and discount rates. Changes in these assumptions can have a significant impact on the fair value assessment and the resulting conclusion as to any potential asset impairment and the amount of any such impairment.

We have a material amount of capitalized product development costs which might be written-down.

We had capitalized product development costs of $19.6 million and $27.3 million at April 25, 2015 and April 26, 2014, respectively, related to internally developed products, which are amortized to expense over the lesser of five years or the product’s life cycle. Any changes in the estimated sales volume or life cycle of the underlying products could cause the currently capitalized costs or costs capitalized in the future to be impaired.

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

Increased cyber-security requirements and potential threats could pose a risk to our systems, networks, services and data.

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

We rely on certain trademarks, trade names and service names, along with licenses to use and exploit certain intellectual property related to designs of proprietary products, trademarks, trade names and service names (collectively, the “marks”) in the design and marketing of some of our products. We could lose our ability to use our brands if our marks were found to be generic or non-descriptive, as well as the right to sell proprietary products which are based upon licensed intellectual property. While no single mark is material to our business, the termination of a number of these marks could have an adverse effect on our business. The loss of certain licensed intellectual property related to proprietary products (for example, FOSS) may have a materially adverse effect on our business. We also rely on certain copyrights, patents and licenses other than those described above, the termination of which could have an adverse effect on our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in a leased facility. The lease on this facility expires in April 2021. The facility is located at W6316 Design Drive, Greenville, Wisconsin, a combined office and warehouse facility of approximately 332,000 square feet, which also services both our Curriculum and Distribution segments. In addition, we leased or owned the following principal facilities as of June 30, 2015:

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Bellingham, Washington	25,000	Leased	31-Jul-20
Cambridge, Massachusetts (1)	18,000	Leased	30-Apr-18
Cameron, Texas .	277,000	Leased	30-Sep-15
Fresno, California (3)	163,000	Leased	31-Oct-17
Lancaster, Pennsylvania (2)	73,000	Leased	30-Jun-17
Lancaster, Pennsylvania	125,000	Leased	30-Jun-17
Mansfield, Ohio (2)	315,000	Leased	31-Oct-16
Nashua, New Hampshire (1)	348,000	Leased	31-Dec-18
San Fernando, California	37,000	Leased	31-Jan-16

(1)	Location primarily services the Curriculum segment.
(2)	Location services both business segments.
(3)	Subleased through October 31, 2017

The 73,000 square foot Lancaster, Pennsylvania facility is used for manufacturing wood products. The other facilities are distribution centers and/or office space. We believe that our properties are adequate to support our operations for the foreseeable future. We regularly review the utilization and consolidation of our facilities.

Item 3.	Legal Proceedings

The Company is not currently party to any material pending legal proceedings, other than routine litigation incidental to the Company’s business in the ordinary course.

Item 4.	Mine Safety Disclosure.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 30, 2015, the following persons served as executive officers of School Specialty:

Name and Age of Officer
Joseph M. Yorio Age 50	Mr. Yorio joined the Company as its President and Chief Executive Officer and a member of the Board of Directors in April 2014. Prior to joining the Company, Mr. Yorio served as President and Chief Executive Officer of NYX Global LLC, a business services and consulting company, from January 2011 to April 2014. Concurrently, he also performed the duties and responsibilities of Managing Director for Vertx (a NYX Global client), a developer, manufacturer, marketer and distributor of tactical and outdoor apparel and equipment. Prior to that, Mr. Yorio was President from March 2009 to December 2010 and Chief Executive Officer from June 2009 to December 2010 of Xe Services LLC (now known as Academi), a private aerospace and defense company. In addition, Mr. Yorio previously held a variety of executive, operations and sales positions primarily focused on distribution and logistics. He served as the Vice President, U.S. and North American Air Hub Operations with DHL Express, where he was responsible for sortation, inbound and outbound freight from the largest private airport in North America servicing the global markets. Prior to that, he was President of the Central Midwest Division of Corporate Express, where he led a self-sustaining operating division that included six distribution centers. He also served in the U.S. Army as a 75th Ranger Regiment and Special Forces officer and is a medically retired combat veteran. Mr. Yorio holds a B.A. degree in psychology from Saint Vincent College, a Master’s Certificate in executive leadership from Cornell University, S.C. Johnson Graduate School of Management, and an M.B.A in management from Florida Institute of Technology, Nathan M. Bisk College of Business.
Ryan Bohr Age 41	Mr. Bohr has served as Executive Vice President and Chief Financial Officer of the Company since October 2014. Prior to joining the Company, Mr. Bohr served as Chief Executive Officer of Fresh Matters LLC, an early stage specialty beverage company, from January 2014 to October 2014 after serving as operations advisor to the Company during 2013. Prior to that, Mr. Bohr was a Partner at Hilco Equity Partners, a private equity firm focused on special situations, where he worked from March 2003 to December 2012. While with Hilco Equity, Mr. Bohr played a key role in all aspects of the Fund’s activities, including fundraising, day-to-day operations for certain portfolio companies and execution of the firm’s investment strategy across the consumer and industrial industries. In addition, Mr. Bohr has previously held other senior operating and financial positions and worked in private equity, investment banking and public accounting for several years. Mr. Bohr holds a BBA degree in accounting from the University of Notre Dame and earned the CPA designation in 1996.
Edward J. Carr, Jr. Age 49	Mr. Carr has served as Executive Vice President and Chief Sales Officer of the Company since January 2015. Prior to joining the Company, Mr. Carr served as Corporate Vice President of Sales with Reinhart Foodservice (RFS), LLC, a multi-billion dollar foodservice distribution company with over 30 distribution centers serving independent and chain restaurants, schools and healthcare facilities throughout the United States, from January 2014 to January 2015. In this position, he was responsible for managing the RFS’s largest customer accounts and developing and overseeing the national go-to-market strategy and sales force. Mr. Carr served as the RFS Board member on the Boards of Directors for the International Foodservice Distributors Association (IFDA) and the Distribution

Name and Age of Officer
Market Advantage (DMA). Prior to RFS, Mr. Carr served as Executive Vice President of Sales and Marketing of Nicholas and Company, an independent food service distributor, from June 2006 to January 2014. In this role, Mr. Carr was responsible for all strategies related to account acquisition, retention and penetration. He oversaw and led all sales initiatives and was successful in driving marketing programs across multiple sales channels and industry subsets. Mr. Carr represented Nicholas and Company nationally with the IFDA, Independent Marketing Alliance (IMA), DMA, and Markon Produce Cooperative. He also served as the co-chair of the IFDA Supplier Advisory Council while at both RFS and Nicholas and Company. From 1996 to 2006, Mr. Carr held several leadership positions with Corporate Express, one of the world’s largest business-to-business suppliers of essential office and computer products and services, where he most recently served as President, Pennsylvania Division. Prior to this role, he served as Vice President of Sales, Central Midwest Division and Division Sales Manager, Washington Division. Prior to Corporate Express, Mr. Carr held management positions with Western Parcel Express and with Airborne Express. He is a graduate of the University of Utah, with a B.S. in Mass Communications, Public Relations.
Todd A. Shaw Age 49	Mr. Shaw has served as the Executive Vice President, Operations of the Company since December 2014. Mr. Shaw previously served as the Company’s Vice President, Operational Excellence and Continuous Improvement from July 2014 to November 2014. Prior to joining the Company, Mr. Shaw served as Vice President of Operations of Prolitec Inc., a provider of air treatment and indoor air quality technologies from September 2011 to July 2014. Prior to that, Mr. Shaw served as Chief Operating Officer of NYX Global LLC, a business services and consulting company, from October 2010 to September 2011. From May 2009 to October 2010, Mr. Shaw served as Senior Vice President of Facility Services and Logistics of Xe Services LLC (now known as Academi), a private aerospace and defense company. Earlier in his career, he worked primarily in operational roles, serving as Division Manager with Shorr Packaging Corporation, Vice President of Operations with Corporate Express, and Area Operations Director with Unisource Worldwide. Mr. Shaw attended the University of Wisconsin—Platteville where he studied criminal justice.
Kevin Baehler Age 51	Mr. Baehler has served as Senior Vice President, Corporate Controller and Chief Accounting Officer of the Company since October 2014. Mr. Baehler joined the Company in 2004 as Corporate Controller, and was promoted to Vice President, Corporate Controller in 2007. From June 2007 to April 2008, he served as interim Chief Financial Officer. In April 2008, after stepping down as interim Chief Financial Officer, he was appointed to the position of Senior Vice President, Corporate Controller. From January 2014 to October 2014, he served as interim Chief Financial Officer. Since joining the Company, he has been responsible for all aspects of the Company’s financial reporting process. Prior to joining the Company, Mr. Baehler spent six years with GE Healthcare, a division of General Electric Company in various financial positions, most recently as Assistant Global Controller. Mr. Baehler obtained his undergraduate degree in accounting from the University of Wisconsin—Whitewater and he is a Certified Public Accountant.

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

Fiscal 2015	High	Low
Quarter ended July 26, 2014	$121.00	$107.00
Quarter ended October 25, 2014	120.50	118.00
Quarter ended January 24, 2015	120.00	110.25
Quarter ended April 25, 2015	110.25	95.00

Fiscal 2014	High	Low
Six weeks ended June 11, 2013 (Predecessor)	N/A	N/A
Seven weeks ended July 27, 2013 (Successor)	N/A	N/A
Quarter ended October 26, 2013	N/A	N/A
Quarter ended January 25, 2014	$88.00	$74.00
Quarter ended April 26, 2014	110.50	74.50

The first trade of the Successor Company’s common stock occurred in the third quarter of fiscal 2014.

Holders

As of June 30, 2015, there were approximately 60 record holders of the common stock of the Company.

Dividends

We have not declared or paid any cash dividends on our common stock to date. We currently intend to retain our future earnings to pay down debt, finance the growth, development and expansion of our business or for other endeavors deemed prudent. Accordingly, we do not expect to pay cash dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is restricted or prohibited from time to time by financial covenants in our credit agreements and debt instruments. Our asset based lending facility and our term loan credit agreement contains restrictions on, and in some circumstances may prevent, our payment of dividends.

PERFORMANCE GRAPH

The following graph compares the total shareholder return on our Common Stock since October 30, 2013 with that of the Russell 3000 Stock Market Index and a peer group index including: Office Depot, Inc. (ODP), Staples, Inc. (SPLS), Cambium Learning Group, Inc. (ABCD), The McGraw-Hill Companies, Inc. (MHP), Pearson PLC (PSO), Scholastic Corporation (SCHL), Scientific Learning Corp (SCIL) and Virco Manufacturing Corp (VIRC).

The total return calculations set forth below assume $100 invested on October 30, 2013, which is the first date on which shares of the Successor Company were traded. The total return calculations assume the reinvestment of any dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through April 25, 2015. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

	10/30/13	1/31/14	4/26/14	7/31/14	10/31/14	1/31/15	4/25/15
School Specialty, Inc.	100.00	89.77	125.06	136.36	136.36	123.01	113.52
Russell 3000	100.00	101.93	106.36	110.34	115.67	115.17	123.33
Peer Group	100.00	95.23	94.18	98.90	106.17	116.99	129.32

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Fiscal Year
	Successor Company		Predecessor Company
	2015	2014	2014	2013	2012	2011
	(52 weeks)	(46 weeks ended April 26, 2014)	(6 weeks ended June 11, 2013)	(52 weeks)	(52 weeks)	(53 weeks)
Statement of Operations Data:
Revenues	$621,868	$572,045	$58,697	$674,998	$731,991	$762,078
Cost of revenues	393,710	349,845	35,079	411,118	448,977	454,557

Gross profit	228,158	222,200	23,618	263,880	283,014	307,521
Selling, general and administrative expenses	232,479	213,144	27,473	267,491	274,967	287,560
(Gain) on sale of product line	—	—	—	—	(4,376)	—
Facility exit costs and restructuring	6,056	6,552	—	—	—	—
Impairment charge	2,713	—	—	45,789	107,501	411,390

Operating (loss) income	(13,090)	2,504	(3,855)	(49,400)	(95,078)	(391,429)
Interest expense	19,599	16,882	3,235	28,600	27,182	28,157
Loss on early extinguishment of debt	—	—	—	10,201	—	—
Change in fair value of interest rate swap	(45)	483	—	—	—	—
Refund of early termination fee	—	(4,054)	—	—	—	—
Reorganization item, net	271	6,420	(84,799)	22,979	—	—
Early termination of long-term indebtedness	—	—	—	26,247	—	—
Impairment of long-term asset	—	—	—	1,414	—	—
Impairment of investment in unconsolidated affiliate	—	—	—	7,749	9,012	6,861
Expense associated with convertible debt exchange	—	—	—	—	1,090	1,920

Income (loss) before provision for (benefit from) income taxes	(32,915)	(17,227)	77,709	(146,590)	(132,362)	(428,367)
Provision for (benefit from) income taxes	617	258	1,641	(334)	167	(73,132)

Earnings (loss) before losses from investment in unconsolidated affiliate	(33,532)	(17,485)	76,068	(146,256)	(132,529)	(355,235)
Losses of unconsolidated affiliate	—	—	—	(1,436)	(1,488)	(1,038)

Net income (loss)	$(33,532)	$(17,485)	$76,068	$(147,692)	$(134,017)	$(356,273)

Weighted average shares outstanding:
Basic and Diluted	1,000	1,000	18,922	18,922	18,878	18,870
Earnings (loss) per share of common stock:
Basic and Diluted	$(33.53)	$(17.49)	$4.02	$(7.81)	$(7.10)	$(18.88)

	Successor Company			Predecessor Company
	April 25, 2015	April 26, 2014		April 27, 2013	April 28, 2012	April 30, 2011
Balance Sheet Data:
Working capital (deficit)	$100,595	$111,922		$(30,325)	$89,709	$(17,507)
Total assets	312,952	339,619		427,573	463,521	637,544
Long-term debt	156,549	153,987		—	289,668	198,036
Total debt	182,193	166,375		198,302	290,623	296,279
Stockholders’ equity (deficit)	66,377	103,057		(79,192)	67,946	201,629

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

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

Accordingly, management has provided a non-GAAP analysis entitled “Non-GAAP Financial Information—Combined Results” for the twelve months ended April 26, 2014. Non-GAAP Financial Information—Combined Results combines GAAP results of the Successor Company for the forty-six weeks ended April 26, 2014 and GAAP results of the Predecessor Company for the six weeks ended June 11, 2013. Management’s non-GAAP analysis compares the Successor Company’s GAAP results for the twelve months ended April 25, 2015 and April 27, 2013 for certain financial items to the Non-GAAP Financial Information—Combined Results.

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

On May 23, 2013, the Bankruptcy Court entered an order confirming the Reorganization Plan, and a corrected copy of the Reorganization Plan was entered by the Bankruptcy Court on June 3, 2013. The Reorganization Plan became effective on June 11, 2013 (the “Effective Date”). Pursuant to the Reorganization Plan, on the Effective Date, the Company’s existing credit agreements, outstanding convertible subordinated debentures, equity plans and certain other agreements were cancelled. In addition, all outstanding equity interests of the Company that were issued and outstanding prior to the Effective Date were cancelled on the Effective Date. Also on the Effective Date, in accordance with and as authorized by the Reorganization Plan, the Company reincorporated in Delaware and issued a total of 1,000,004 shares of Common Stock of the reincorporated company to holders of certain allowed claims against the Debtors in exchange for such claims. As of June 12, 2013, there were 60 record holders of the new common stock of the reorganized Company issued pursuant to the Reorganization Plan. The Reorganization Plan is described in additional detail above in Item 1, Business. The consolidated financial statements as of and for the year ended April 25, 2015 and as of April 26, 2014 and for the forty-six weeks then ended and any references to “Successor” or “Successor Company” show the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

Our goal is to grow profitably as a leading provider of supplies, product, services and curriculum for the education market. We have experienced revenue declines in each of the last five fiscal years due primarily to the significant impact the current macroeconomic conditions have had on school spending. We believe revenue growth can be realized in future years. We expect to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names and distribution capabilities and transforming the Company’s sales and marketing to a more market/category focused approach with a balance of new customer acquisition and customer retention, and exploring new markets or revenue streams. New revenue streams include exploring opportunities in areas that could expand our addressable market, such as distribution to non-education customers, expansion into new product categories, continued growth in the alternative channel segment, and potentially, abroad in select international markets. In addition, the Company is committed to continuing to invest in its internal product development efforts in order to expand curriculum-based product offerings.

In fiscal 2015, the Company had an operating loss of $13.1 million. During the forty-six weeks ended April 26, 2014 the Company had operating income of $2.5 million and during the six weeks ended June 11, 2013 the Company had an operating loss of $3.9 million. The Company’s operating loss included $6.1 million of facility exit and restructuring costs and $2.7 million of impairment charges in fiscal 2015 and $6.6 million of facility exit and restructuring costs in the forty-six weeks ended April 26, 2014. Due to the significance of the restructuring costs and impairment charges in fiscal 2015 and fiscal 2014, the Company believes it is more meaningful to compare operating income and margin excluding these restructuring costs and pre-petition bankruptcy related charges. Excluding the impact of the restructuring costs and bankruptcy charges, the Company’s operating loss was $4.3 million for fiscal 2015 and its operating income was $9.1 million for the forty-six weeks ended April 26, 2014. In fiscal 2015, the Company’s revenue declined 1.4% from combined fiscal 2014 compared to a decline of 6.6% in combined fiscal 2014 compared to fiscal 2013. The Company did have positive revenue growth in certain product categories, most notably Furniture and Science. Gross margin declined in fiscal 2015 through a combination of product mix and incremental product development amortization. These declines, though, have been significantly offset by expense reductions. In fiscal 2015, the Company completed an organizational realignment to drive growth, achieve efficiencies, and increase profit margins. These organizational realignment actions included the following:

•

Sales Force Realignment—This included adapting the sales force to a newly implemented coverage model to improve customer service, increase customer touch points, and grow revenues. This included the expansion of the Company’s inside sales organization in order to increase contact with smaller districts.

•	Top Grading Assessments—This included a review of business functions and employee performance.

•

Right-Sizing the Organization—This included integrating disparate departments across the organization to optimize operational efficiency and to match the employee footprint to the size of the business. This resulted in better aligning departments in a shared service model.

The implementation of these actions was completed in fiscal 2015. These actions resulted in lowering the employee count from 1,450 to approximately 1,180 while consolidating redundant roles and activities. We estimate the annualized impact of these actions will be approximately $20 million.

While remaining focused on lowering costs through consolidation and process improvements, the Company is equally focused on revenue growth. While overall revenue was relatively stable in fiscal 2015, product categories with revenue growth were offset by categories that continued to have revenue declines. The Company believes it can generate revenue growth through initiatives that improve or enhance:

•	Collaboration among sales, marketing, merchandising, and operations,

•	Product innovation,

•	Product category specific sales and support expertise,

•	Effectiveness of the sales model, and

•	Customer experiences.

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

Results of Operations

The following table sets forth certain information as a percentage of revenues on a historical basis concerning our results of operations for fiscal 2015, forty-six weeks ending April 26, 2014, the six weeks ending June 11, 2013 and fiscal 2013:

	Successor Company		Predecessor Company
	Fiscal Year 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year 2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.3	61.2	59.8	60.9

Gross profit	36.7	38.8	40.2	39.1
Selling, general and administrative expenses	37.4	37.3	46.8	39.6
Facility exit costs and restructuring	1.0	1.1	0.0	0.0
Impairment charge	0.4	0.0	0.0	6.8

Operating income (loss)	-2.1	0.4	-6.6	-7.3
Interest expense	3.2	3.0	5.5	4.2
Loss on early extinguishment of debt	0.0	0.0	0.0	1.5
Early termination of long-term indebtedness	0.0	0.0	0.0	3.9
Impairment of long-term asset	0.0	0.0	0.0	0.2
Impairment of investment in unconsolidated affiliate	0.0	0.0	0.0	1.1
Change in fair value of interest rate swap	0.0	0.1	0.0	0.0
Refund of early termination fee	0.0	-0.7	0.0	0.0
Reorganization items, net	0.0	1.1	-144.5	0.0

Income (loss) before provision for (benefit from) income taxes	-5.3	-3.1	132.4	-18.2
Provision for (benefit from) income taxes	0.1	0.0	2.8	3.4

Income (loss) before losses from investment in unconsolidated affiliate	-5.4	-3.1	129.6	-21.6
Losses of unconsolidated affiliate	0.0	0.0	0.0	0.0

Net income (loss)	-5.4%	-3.1%	129.6%	-21.6%

Non-GAAP Financial Information—Combined Results

As a result of the emergence from bankruptcy occurring six weeks into fiscal 2014, management believes that the presentation of Non-GAAP Financial Information—Combined Results offers a more useful non-GAAP normalized comparison to GAAP results for the twelve months ended April 25, 2015 and April 27, 2013. The Non-GAAP Financial Information—Combined Results presented below are reconciled to the most comparable GAAP measures. Thus, the combined results noted below for fiscal 2014 include the full fifty-two weeks of the fiscal year.

Consolidated Results

Successor Company GAAP results for the Twelve Months Ended April 25, 2015 Compared to Non-GAAP Combined Results for the Twelve Months Ended April 26, 2014

Overview of Fiscal 2015

Revenues

	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Twelve Months Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014
Revenues	$621,868	$572,045	$58,697	$630,742

Revenues for the twelve months ended April 25, 2015 decreased 1.4%, or $8.8 million from the combined twelve months ended April 26, 2014.

Distribution segment revenues decreased $10.9 million, from the combined revenue in fiscal 2014 of $542.4 million to $531.5 million in fiscal 2015. The student planner and agenda products accounted for $8.7 million of the decline. We believe schools consider agenda products more discretionary in nature and some schools are de-emphasizing paper-based agendas in favor of digital products. In addition, schools are shifting their remaining agenda purchases to those with less content and, thus, lower average selling prices. The Company’s agenda product line’s average selling price decreased by approximately 5%, which resulted in $2.5 million of the decline in the category. Commercial printing generated zero revenues in fiscal 2015 as compared to $4.3 million of revenues generated in fiscal 2014 prior to the sale of the print plant assets in November 2013. Furniture revenues were up $3.8 million for the twelve months of fiscal 2015 as the Company has been successful in both re-establishing credit terms with most furniture vendors and gaining back customer confidence in the year following the emergence from bankruptcy. Overall furniture orders are up over 13.8%, year-over-year, in fiscal 2015. Revenue in the remaining product categories declined by $1.5 million in fiscal 2015.

Curriculum segment revenues increased $2.1 million, from $88.3 million of combined revenue in fiscal 2014 to $90.4 million in fiscal 2015. The Company experienced strong sales of its science curriculum products in Texas in connection with the state’s recent adoption of new science standards.

Gross Profit

	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Twelve Months Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014
Gross profit	$228,158	$222,200	$23,618	$245,818

Gross profit of $228.2 million for fiscal 2015 was down 7.2% from the combined gross profit of $245.8 million in fiscal 2014. Gross margin was 36.7% for fiscal 2015 as compared to combined gross margin of 39.0% for fiscal 2014. The primary driver of the gross margin decline was incremental product development amortization of $7.1 million in fiscal 2015 which contributed 120 basis points of the gross margin decline.

Distribution segment gross profit decreased $11.8 million from $199.7 million of combined gross profit in fiscal 2014 to $187.9 million in fiscal 2015. Distribution gross margins declined by 150 basis points from 36.8% in fiscal 2014 to 35.3% in fiscal 2015. The decrease in gross margin is primarily related to the Company’s agenda product category. Approximately 130 basis points of the gross margin decline relates to the Company’s student planner and agenda product category, as both the mix of agendas as a percentage of the overall segment revenues and gross margins within the agendas category declined. The lower gross margins within the agenda category are related to a combination of the lower average selling prices of agendas and incremental product development amortization. The remaining decline in gross margin is related to volume decline and product mix within the remaining product categories.

Curriculum segment gross profit decreased $5.8 million from a combined $46.1 million of gross profit in fiscal 2014 to $40.3 million in fiscal 2015. Gross margin was down 720 basis points from 52.2% in fiscal 2014 to 45.0% in fiscal 2015 resulting from, incremental product development amortization of $5.8 million. The incremental product development amortization was related to a combination of the increased amortization of the investment in custom CPO and FOSS product in support of the Texas Science adoption and approximately $2.5 million of product development write downs.

Selling, General and Administrative Expenses

	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Twelve Months Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014
Selling, general and administrative expenses	$232,479	$213,144	$27,473	$240,617

SG&A includes selling expenses, the most significant of which are: sales wages and commissions; operations expenses, which includes customer service, warehouse and out-bound freight costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; and depreciation and intangible asset amortization expense.

SG&A decreased $8.1 million from $240.6 million in fiscal 2014 to $232.5 million in fiscal 2015. As a percent of revenue, SG&A decreased from 38.1% in fiscal 2014 to 37.4% in fiscal 2015. The previously mentioned restructurings and employee reductions contributed to the improved SG&A leverage.

SG&A attributable to the Distribution and Curriculum segments decreased $9.9 million and Corporate SG&A increased $1.8 million in fiscal 2015 as compared to combined SG&A in fiscal 2014.

Distribution segment SG&A decreased $4.3 million, or 2.4%, from $183.4 million of combined SG&A in fiscal 2014 to $179.1 million in fiscal 2015. The segment had a decrease of $1.6 million in its marketing costs primarily associated with a decrease in catalog costs as the Company reduced the number of seasonal catalog mailings and reduced circulation of other catalogs. This reduction reflects the Company’s continued strategy of increasing customer interactions through digital marketing campaigns and a more efficient use of printed catalogs. Compensation and benefit costs for the Distribution segment decreased $4.3 million which is net of a $1.0 million current year increase related to the elimination of an unpaid furlough week. Headcount for the Distribution segment has been reduced by approximately 14% compared to fiscal 2014. These decreases were partially offset by $1.9 million of additional outbound freight costs. Distribution segment SG&A decreased as a percent of revenue from 33.8% in fiscal 2014 to 33.7% in fiscal 2015.

Curriculum segment SG&A decreased $5.6 million, or 11.5%, from $48.9 million of combined SG&A in fiscal 2014 to $43.3 million fiscal 2015. The segment had a decrease of $0.7 million in its marketing costs primarily associated with a decrease in catalog costs as the Company reduced the number of seasonal catalog mailings. Compensation and benefit costs for the Curriculum segment decreased by $3.0 million. Headcount for the Curriculum segment has been reduced by approximately 25% compared to fiscal 2014. Curriculum segment SG&A decreased as a percent of revenue from 55.4% in fiscal 2014 to 47.9% in fiscal 2015.

The Corporate SG&A increase of $1.8 million is related primarily to process improvement implementation costs such as consulting fees and warehouse implementation costs associated with transitioning the majority of fulfillment activities to the Company’s Mansfield, Ohio distribution center. Approximately $0.6 million of the increase is attributable to the fiscal 2015 write down of the Company’s Salina, Kansas facility which was classified as an asset held for sale, and was sold for $1.6 million in the fourth quarter of fiscal 2015.

Facility Exit Costs and Restructuring

In fiscal 2015, the Company recorded $6.1 million of restructuring charges related primarily to severance and adjustments to estimated lease termination costs associated with a prior year distribution center closure. Severance in fiscal 2015 associated with the integration of functions and transition to an integrated shared services model was $5.5 million of the $6.1 million total facility exit and restructuring costs.

In fiscal 2014, the Company recorded $6.6 million of bankruptcy-related facility exit costs and restructuring charges. The closure of the Company’s distribution centers and printing plants resulted in charges of $3.8 million which included lease termination costs and other shutdown related expenditures. Severance costs in fiscal 2014 were $2.8 million of the $3.8 million total facility exit and restructuring costs.

Impairment Charges

The Company recorded an impairment charge of $2.7 million in fiscal 2015 related to the amortizable asset associated with the agenda product category’s digital content and digital delivery development efforts. The Company is focused on the print-based agenda products and does not currently plan to continue to invest in the digital agenda product offerings.

Interest Expense

	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Twelve Months Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014
Interest expense	$19,599	$16,882	$3,235	$20,117

Interest expense decreased $0.5 million, from $20.1 million in fiscal 2014 to $19.6 million in fiscal 2015.

Non-cash interest increased in fiscal 2015 by $0.6 million as compared to fiscal 2014. Non-cash interest expense associated with paid-in-kind interest on deferred vendor obligations increased by $0.9 million, mainly due to the increase in deferred vendor obligations. This increase was partially offset by a decrease of $0.3 million in non-cash interest related to debt fee amortization and original issue discount accretion. In fiscal 2015, interest expense associated with the Successor Company’s New Term Loan was approximately $0.7 million lower than the term loan interest expense in fiscal 2014, primarily due to a lower interest rate under the New Term Loan as compared to the Predecessor Company’s term loan. In fiscal 2015, interest expense associated with the Successor Company’s New ABL Facility was approximately $0.2 million lower than the interest expense for fiscal 2014, primarily due to a lower average outstanding balance.

Change in Fair Value of Interest Rate Swap

In the second quarter of fiscal 2014, the Company entered into an interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at April 25, 2015 was $72.5 million. During the year ended April 25, 2015, the fair value of the derivative increased by less than $0.1 million and, accordingly, a non-cash gain of less than $0.1 million was recorded.

Partial Refund of Early Termination Fee

During the third quarter of fiscal 2013, the Company recorded a $25.1 million prepayment charge related to the acceleration of the obligations under the Bayside term loan credit agreement. The charge was triggered by the Company’s non-compliance with the minimum liquidity covenant. The early payment fee represented the present value of interest payments due to Bayside (our pre-bankruptcy term loan lender) during the term of the term loan agreement. The $25.1 million early termination fee plus approximately $1.3 million of potential interest expense was placed in an escrow account. The escrow funds, totaling $26.4 million, were released to Bayside early in the second quarter of fiscal 2014.

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

Reorganization Items, Net

In the first quarter of fiscal 2015, the Company recorded a $0.3 million net reorganization loss. This consisted of professional advisory fees and other costs related to the continued implementation of the Reorganization Plan and the resolution of unresolved claims.

In fiscal 2014, the Company recorded a $78.4 million net reorganization gain. This consists of $162.4 million of cancellation of indebtedness income related to the settlement of prepetition liabilities and changes in the Predecessor’s capital structure arising from implementation of the Reorganization Plan, offset by $30.2 million of fresh start adjustments, $21.4 million of cancellation of debt upon the issuance of equity, $19.4 million of professional, financing and other fees, $7.0 million of contract rejections and $5.1 million of other reorganization adjustments.

Provision for (Benefit from) Income Taxes

	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined
	Twelve Months Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014
Provision for (benefit from) income taxes	$617	$258	$1,641	$1,899

The provision for income taxes was $0.6 million for fiscal 2015 as compared to a combined provision for income taxes of $1.9 million for fiscal 2014.

The provision recorded in fiscal 2015 is related to foreign and state taxes. The Company generated a taxable loss in fiscal 2015. The effective rate for fiscal 2015 was (1.9%). As future realization of deferred tax assets, including net operating loss carryforwards, did not meet the more likely than not threshold, the Company recorded a full valuation allowance as of April 25, 2015. The effective tax rate for fiscal 2015 was (1.9%) which was significantly lower than the statutory rate as a result of the valuation allowances.

The combined effective tax rate for fiscal 2014 was 3.1%. This rate was significantly lower than the statutory rate because the net reorganization income realized during this period was primarily related to cancellation of indebtedness income. During the six weeks ended June 11, 2013, the Company excluded from taxable income $129,084 of cancellation of indebtedness income as defined under Internal Revenue Code (“IRC”) Section 108. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income. As a result, the Company reduced the available federal and state net operating loss carryforward and adjusted the tax reporting basis of tangible and intangible assets for the discharge of indebtedness income. In addition to the adjustment to the tax reporting basis as described above, the fresh start accounting adjustments also created additional basis differences in basis between for income tax and financial reporting purposes. Because the Company had recorded a full valuation allowance in fiscal 2013, the reduction of tax attributes resulted in a corresponding reduction of the valuation allowance. Thus, the reduction of tax attributes did not result in an increased effective tax rate for fiscal 2014.

Non-GAAP Combined Results for the Twelve Months Ended April 26, 2014 to the Predecessor GAAP results for the Twelve Months Ended April 27, 2013.

Overview of Fiscal 2014

Revenues for the combined periods of fiscal 2014 decreased 6.6% to $630.7 million as compared to $675.0 million in fiscal 2013. The Distribution and Curriculum segments experienced combined revenue declines of 7.1% and 3.3% in fiscal 2014, respectively. The revenue declines in both the Distribution and the Curriculum segments were partially attributable to the lower school spending as the Company believes state budget funding for education continued to decline. According to the National Bureau of Economic Research, state revenue collections underperformed forecasts during the latest recession. Since approximately 50% of school funding is provided by states, the Company believes the decreased state revenues are adversely affecting school funding and the related spending by schools. State tax receipts, a key component of school funding, have shown modest signs of recovery. In addition, the Company believes that customer uncertainty related to the bankruptcy negatively impacted fiscal 2014 revenues.

Combined gross margin decreased 10 basis points to 39.0% in fiscal 2014 as compared to 39.1% in fiscal 2013.

Combined SG&A decreased $26.9 million or 150 basis points as a percent of revenue in fiscal 2014 as compared to fiscal 2013. SG&A attributable to the Distribution and Curriculum segments decreased a combined $27.6 million and Corporate SG&A increased $0.7 million in fiscal 2014 as compared fiscal 2013.

Operating loss was $1.4 million in fiscal 2014 as compared to $49.4 million in fiscal 2013. Operating margins increased from 0.2% in fiscal 2013 to 0.8% in fiscal 2014 excluding the impact of the restructuring costs, impairment charges and bankruptcy related charges. The increase in operating margins was a result of expense reductions as a result of the Process Improvement Program described above partially offset by declines in school spending in fiscal 2014 due to the uncertainty in education funding levels and state budgetary concerns.

Revenues

	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014	Twelve Months Ended April 27, 2013
Revenues	$572,045	$58,697	$630,742	$674,998

Combined revenues decreased 6.6% from $675.0 million in fiscal 2013 to $630.7 million in fiscal 2014.

Distribution segment combined revenues decreased 7.1% from $583.7 million in fiscal 2013 to $542.4 million in fiscal 2014. Approximately $12 million of the decline was related to the supplies product lines, while the furniture product lines declined approximately $18 million. This decline was primarily due to the fact that revenue in the back-to-school season was negatively impacted by factors related to the Chapter 11 Cases. These factors included continued customer uncertainty during the Chapter 11 Cases which we believe was a contributing factor to the decline in incoming orders. Approximately $10 million of the decline was related to our student planner and agenda products. We believe schools consider agenda products more discretionary in nature and some schools are de-emphasizing paper-based agendas in favor of digital products.

Curriculum segment combined revenues decreased by 3.3% from $91.3 million in fiscal 2013 to $88.3 in fiscal 2014. The decline is related primarily to large curriculum orders in Florida and Mississippi in fiscal 2013, which were not expected to recur in fiscal 2014.

Gross Profit

	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014	Twelve Months Ended April 27, 2013
Gross profit	$222,200	$23,618	$245,818	$263,880

Combined gross profit decreased 6.8% from $263.9 million in fiscal 2013 to $245.8 million in fiscal 2014. The decrease in consolidated revenue resulted in approximately $17.3 million of the decline in gross profit had consolidated gross margin remained constant. Gross margin decreased 10 basis points, from 39.1% in fiscal 2013 to combined 39.0% in fiscal 2014.

Distribution segment combined gross profit decreased $15.3 million from $215.0 million in fiscal 2013 to $199.7 in fiscal 2014. Combined gross margin was unchanged between fiscal 2013 and fiscal 2014 at 36.8%. Declines in vendor rebates earned negatively impacted gross margin in fiscal 2014 by approximately 40 basis points, but favorable product mix offset this decline.

Curriculum segment combined gross profit decreased $2.8 million from $48.9 million in fiscal 2013 to $46.1 million in fiscal 2014. Combined gross margin decreased 140 basis points from 53.6% in fiscal 2013 to 52.2% in fiscal 2014. The decrease in segment revenue resulted in approximately $1.6 million of the decline in segment gross profit had segment gross margin remained constant. The remaining decline was primarily related to product mix as sales of curriculum-related products were still under pressure because common core standards had not been finalized across states, and school budgets had not improved.

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

As a percent of revenue, combined SG&A decreased from 39.6% in fiscal 2013 to 38.1% in fiscal 2014. Combined SG&A decreased $26.9 million from $267.5 million in fiscal 2013 to $240.6 million in fiscal 2014. Combined SG&A attributable to the Distribution and Curriculum segments decreased a combined $27.6 million and combined Corporate SG&A increased $0.7 million in fiscal 2014 as compared to fiscal 2013.

Distribution segment combined SG&A decreased $23.1 million, or 11.2%, from $206.5 million in fiscal 2013 to $183.4 million in fiscal 2014. Approximately $4.3 million of the decline was due to variable costs such as transportation and warehousing expenses associated with the decline in revenue. In addition, the segment had a decrease of $5.2 million in marketing costs primarily associated with a decrease in catalog costs as the Company reduced the number of seasonal catalog mailings and reduced circulation of other catalogs. Depreciation and amortization expense decreased by $5.5 million, primarily as a result of fresh start accounting. The remaining decrease is primarily compensation and benefit costs associated with headcount reductions. As a percent of revenue, Distribution segment combined SG&A decreased from 35.4% in fiscal 2013 to 33.8% in fiscal 2014.

Curriculum segment combined SG&A decreased $4.5 million, or 8.5%, from $53.5 million in fiscal 2013 to $48.9 million in fiscal 2014. Decreases in depreciation and amortization associated with fresh start accounting comprised $3.5 million of this decline. The remaining decline was primarily attributable to reduced compensation and benefit costs associated with headcount reductions. As a percent of revenue, Curriculum segment combined SG&A decreased from 58.6% in fiscal 2013 to 55.4% in fiscal 2014.

The increase in combined Corporate SG&A was related to approximately $6.4 million of costs incurred primarily to implement the process improvement actions. In addition, approximately $1.9 million of the increase in fiscal 2014 was related to incremental freight and warehousing costs incurred due to backorders that resulted from supply chain interruptions related to the Company’s bankruptcy. The bankruptcy created uncertainty in the vendor base which contributed to an increase in backorders of approximately 90%. By the end of the fiscal year, backorder levels had been reduced to below historic norms. These costs were partially offset by $4.7 million of pre-petition expenses associated with attorney and advisor fees incurred in preparation of the Company’s bankruptcy filing and $2.8 million of costs associated with the Company’s shutdown of the Mt. Joy, Pennsylvania distribution center in fiscal 2013.

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

The decreases in combined interest expense were partially offset with $6.1 million of additional interest expense related to the Successor Company’s New Term Loan as compared to the Predecessor Company’s pre-bankruptcy Term Loan interest expense in fiscal 2013. This increase was due to higher average borrowings under the New Term Loan partially offset by a decrease in the interest rate.

Loss on Early Extinguishment of Debt

The Company recorded a $10.2 million charge in fiscal 2013 associated with the unamortized debt issuance costs related to the pre-bankruptcy credit facilities.

Early Termination of Long-Term Indebtedness

During the third quarter of fiscal 2013, the Company recorded a $25.1 million prepayment charge related to the acceleration of the obligations under the Bayside term loan credit agreement. The charge was triggered by the Company’s non-compliance with the minimum liquidity covenant. The early prepayment fee represented the present value of interest payments due to Bayside during the term of the term loan credit agreement. The $25.1 million early termination fee plus approximately $1.3 million of potential interest expense was placed in an escrow account. These escrow funds, totaling $26.4 million, were released to Bayside early in the second quarter of fiscal 2014.

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

Impairment of Unconsolidated Affiliate Investment

The Company recorded an impairment of its investment in Carson-Dellosa in fiscal 2013. The value of the Company’s 35% ownership interest was re-evaluated in fiscal 2013 as Carson-Dellosa operating results did not achieve expectations and prospective forecasts were lowered based on continued school spending declines in the supplemental education market. The decline in current and projected cash flows resulted in the value of the Company’s ownership interest being $7.7 million less than the Company’s carrying amount in fiscal 2013. The write-down have been reflected in other expense.

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

The provision for taxes was $1.6 million for the Predecessor Company for the six weeks ended June 11, 2013. Approximately $1.5 million of this provision related to foreign withholding taxes associated with prior deemed dividend distributions from the Company’s foreign subsidiary. The pre-tax income for the six weeks ended June 11, 2013 for the Predecessor Company results from the Reorganization gain. This gain is primarily related to cancellation of indebtedness income which is not taxable, but reduces the Company’s net operating loss carryforwards and other tax attributes. Because the Company had previously recorded a full valuation allowance against its deferred tax assets, this reduction in tax attributes does not impact the tax provision. The provision for taxes was $0.3 million for the Successor Company for the forty-six weeks ended April 26, 2014. This provision is related primarily to foreign and state taxes. Any U.S. federal tax benefit associated with the Successor Company’s pre-tax loss was offset with valuation allowances as the Company determined its deferred tax assets are not more likely than not of being realized, at this time.

Liquidity and Capital Resources

At April 25, 2015, the Company had working capital of $100.6 million. The Company’s capitalization at April 25, 2015 was $248.6 million and consisted of total debt of $182.2 million and stockholders’ equity of $66.4 million.

As discussed in Note 3—Bankruptcy Proceedings, all of the Predecessor Company debt was cancelled as of the Effective date.

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

The Asset-Based Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to a springing financial covenant relating to the Company’s fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during fiscal 2015 and expects to remain in compliance with these covenants over the next 12 months.

Also on June 11, 2013, the Company entered into a credit agreement (the “New Term Loan Credit Agreement”) among the Company, Credit Suisse AG, as Administrative Agent and Collateral Agent, and the lenders party to the New Term Loan Credit Agreement (the “Term Loan Lenders”).

Under the New Term Loan Credit Agreement, the Term Loan Lenders agreed to make a term loan (the “New Term Loan”) to the Company in aggregate principal amount of $145 million. The outstanding principal amount of the New Term Loan will bear interest at a rate per annum equal to the applicable LIBOR rate (with a 1% floor) plus 8.50%, or the base rate plus a margin of 7.50% as determined by the elective form of borrowings under the New Term Loan Credit Agreement by the Company. Interest on loans under the New Term Loan Credit Agreement bearing interest based upon the base rate will be due quarterly in arrears, and interest on loans bearing interest based upon the LIBOR rate will be due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

The New Term Loan matures on June 11, 2019. The New Term Loan Credit Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including: (1) certain dispositions of property, divisions, business units or business lines; and (2) other issuances of debt other than Permitted Debt, as defined in the New Term Loan Credit Agreement. The New Term Loan Credit Agreement also requires prepayments at specified levels from the Company’s excess cash flow. The Company is also permitted to voluntarily prepay the New Term Loan in whole or in part. Any prepayments are to be made at par, plus an early payment fee calculated in accordance with the terms of the New Term Loan Credit Agreement if prepaid prior to the second anniversary of October 31, 2016.

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

The New Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants that commenced on the fiscal quarter ending January 25, 2014, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during fiscal 2015 and expects to remain compliant with these covenants over the next twelve months.

On October 31, 2014 the Company obtained amendments to both its Asset-Based Credit Agreement and New Term Loan Credit Agreement. The amendments provide the Company additional flexibility in its execution of certain restructuring actions by increasing the dollar amount of EBITDA covenant add backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves and cash expenses relating to earn outs or similar obligations. The Company closely evaluates its expected ability to remain in compliance with the financial covenants under our New ABL Security Agreement and New Term Loan Credit Agreement. Based on current projections, the Company believes it will maintain compliance with these financial covenants through the next twelve months.

Net cash provided by operating activities was $5.4 million for fiscal 2015 and $19.5 million for the forty-six weeks ended April 26, 2014 (Successor Company), and net cash used in operating activities was $20.0 million in the six weeks ended June 11, 2013 (Predecessor Company). The increase of $5.8 million is due to a reduction in bankruptcy-related costs or other financing related fees of $26.9 million which were paid in fiscal 2014, partially offset by the impact of working capital changes of $17.0 million, excluding accrued bankruptcy fees. Operating cash flow in fiscal 2014 was benefited by approximately $15.0 million of inventory prepayments made in the fourth quarter of fiscal 2013. These prepayments were necessary due to the impact the bankruptcy filing had on vendor relationships and terms. As the Company was able to return vendors to more customary terms in the year following the bankruptcy, large inventory prepayments were not necessary in fiscal 2015.

Net cash used in investing activities was $15.6 million for fiscal 2015. Net cash provided by investing activities was $9.9 million for the forty-six weeks ended April 26, 2014 (Successor Company) and net cash used in investing activities was $0.7 million for the six weeks ended June 11, 2013 (Predecessor Company). The change was primarily due to the release of $26.3 million of restricted cash in fiscal 2014 which related primarily to the Bayside early termination fee dispute, which was settled in the second quarter of fiscal 2014. The decrease related to the restricted cash was partially offset by decreased spending of $1.6 million on property, plant, and equipment in fiscal 2015.

Net cash used by financing activities was $36.0 million for the forty six weeks ended April 26, 2014 (Successor Company). Net cash provided by financing activities was $15.5 million for the six weeks ended June 11, 2013 (Predecessor Company). The combined net cash used in financing activities for fiscal 2014 was $21.5 million. Net cash provided by financing activities was $11.1 million for fiscal 2015, or an increase of $31.6 million from fiscal 2014. The combined increase of $31.6 million relates primarily to the payment of the $26.4 million of early termination fee in fiscal 2014. Outstanding borrowings on the New ABL Facility were $24.2 million as of April 25, 2015, while the excess availability on that date for the New ABL Facility was $51.6 million. Consistent with previous years, the Company expects excess availability to increase during its 2015 back to school season.

We believe that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the foreseeable future.

Off Balance Sheet Arrangements

None.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of April 25, 2015:

	Payments Due (in thousands)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations (1)	$223,620	$40,733	$29,729	$153,158	$—
Deferred cash payment obligations (1)	24,027	—	—	24,027	—
Operating lease obligations	20,004	6,639	8,536	3,571	1,258
Purchase obligations (2)	—	—	—	—	—

Total contractual obligations	$267,651	$47,372	$38,265	$180,756	$1,258

(1)	Long-term debt obligations and deferred cash payment obligations include principal and interest using either fixed rates or variable rates in effect as of April 25, 2015.
(2)	As of April 25, 2015, we did not have any material long-term purchase obligations. The Company’s short-term purchase obligations as of April 25, 2015 were primarily for the purchase of inventory in the normal course of business.

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

The following table sets forth certain unaudited consolidated quarterly financial data for fiscal years 2015 and 2014 (in thousands, except per share data). We derived this quarterly data from our unaudited consolidated financial statements.

	Fiscal 2015
	Successor Company
	First	Second	Third	Fourth	Total
Revenues	$199,469	$238,670	$77,754	$105,975	$621,868
Gross profit	78,566	86,822	26,808	35,962	228,158
Operating income (loss)	16,491	17,000	(26,292)	(20,289)	(13,090)
Net income (loss)	11,014	11,923	(30,651)	(25,818)	(33,532)
Basic earnings per share of common stock:
Earnings/(loss)	$11.01	$11.92	$(30.65)	$(25.82)	$(33.53)

Diluted earnings per share of common stock:
Earnings/(loss)	$11.01	$11.92	$(30.65)	$(25.82)	$(33.53)

	Fiscal 2014
	Predecessor Company	Successor Company
	6 weeks	7 weeks	Second	Third	Fourth	Total
Revenues	$58,697	$143,499	$245,629	$74,664	$108,253	$572,045
Gross profit	23,618	59,758	93,205	26,448	42,789	222,200
Operating income (loss)	(3,855)	21,296	19,243	(24,653)	(13,382)	2,504
Net income (loss)	76,068	16,943	14,697	(30,135)	(18,990)	(17,485)
Basic earnings per share of common stock:
Earnings/(loss)	$4.02	$16.94	$14.70	$(30.14)	$(18.99)	$(17.49)

Diluted earnings per share of common stock:
Earnings/(loss)	$4.02	$16.94	$14.70	$(30.14)	$(18.99)	$(17.49)

The summation of quarterly net income (loss) per share may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

Inflation

Inflation, particularly in fuel and other oil-related costs, has had and could continue to have an effect on our results of operations, in both our cost of revenues and SG&A expenses, and our internal and external sources of liquidity.

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

Revenue Recognition

Revenue, net of estimated returns and allowances, is recognized upon the shipment of products or upon the completion of services to customers, which corresponds to the time when risk of ownership transfers, the selling price is fixed, the customer is obligated to pay, collectability is reasonably assured and we have no significant remaining obligations. Cash received in advance from customers is deferred on our balance sheet as a current liability until revenue is recognized.

Catalog Costs and Related Amortization

We spend approximately $15 million annually to produce and distribute catalogs. We accumulate all direct costs incurred, net of vendor cooperative advertising payments, in the development, production and circulation of our catalogs on our balance sheet until such time as the related catalog is mailed. They are subsequently amortized into SG&A over the expected sales realization cycle, which is one year or less. Consequently, any difference between our estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. Our estimate of the expected sales realization cycle for a particular catalog is based on, among other possible considerations, our historical sales experience with identical or similar catalogs and our assessment of prevailing economic conditions and various competitive factors. We track our subsequent sales realization, reassess the marketplace, and compare our findings to our previous estimate and adjust the amortization of our future catalogs, if necessary.

Development Costs

We accumulate external and certain internal costs incurred in the development of our products which can include a master copy of a book, video or other media, on our balance sheet. As of April 25, 2015, we had $19.6 million in development costs on our balance sheet. A majority of these costs are associated with science and reading curriculum businesses. The capitalized development costs are subsequently amortized into cost of revenues over the expected sales realization cycle of the products, which is typically five years. During fiscal 2015 we amortized development costs of $14.3 million to expense. The fiscal 2015 amortization includes write downs totaling $2.3 million in the Distribution segment and $1.4 in the Curriculum segment based on the company’s reassessment of revenue projections for certain products. We continue to monitor the expected sales realization cycle for each product, and will adjust the remaining expected life of the development costs or recognize impairments, if warranted.

Goodwill and Intangible Assets, and Long-Lived Assets

At April 25, 2015, intangible assets represented approximately 20% of our total assets. We review our goodwill and other indefinite life intangible assets for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

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

In completing the fiscal 2015 assessment, the Science and Reading reporting units each had fair value in excess of carrying value of greater than 10%. The fair value of the Distribution reporting unit was in excess of its carrying value by 3%. In order to conclude upon the assumptions for the discounted cash flow analysis, the Company considered multiple factors, including (a) macroeconomic conditions, (b) industry and market factors such as school funding trends and school construction forecasts, (c) overall financial performance such as planned revenue, profitability and cash flows and (d) the expected impact of current revenue enhancing and cost saving initiatives. A reduction in the revenue growth rate or profitability assumptions of 100 basis points would result in a failure in the first step of the goodwill assessment. In addition, the discount rate assumptions can have a material impact on the fair value determinations. An increase in the discount rate of 100 basis points for the Distribution reporting unit would result in a failure in the first step of the goodwill assessment.

As discussed in Note 7—Goodwill and Other Intangible Assets of the consolidated financial statements, the Company recorded goodwill impairment charges of $41.1 million in fiscal 2013. In addition, the Company recorded an impairment charge of $2.7 million in fiscal 2015 related to definite-lived intangible assets and a charge of $4.7 million in fiscal 2013 related to indefinite-lived intangible assets. The goodwill impairment recorded in fiscal 2013 reduced the Predecessor’s Company’s goodwill balance to zero. The impairments were determined as part of the fair value assessment of these assets.

Valuation Allowance for Deferred Tax Assets

We initially recorded a tax valuation allowance against our deferred tax assets in the fourth quarter of fiscal 2012. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized as the Company has generated net operating losses in recent years and does not have an ability to carry these back to previous years. This analysis included consideration of scheduled reversals of deferred tax liabilities, projected future taxable income, carry back potential and tax planning strategies, in accordance with FASB ASC Topic 740, “Income Taxes”. At April 25, 2015, our valuation allowance totaled $41.7 million.

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

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Interest rates on our borrowings under our credit facility are primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to have averaged 100 basis points higher during fiscal 2015 and fiscal 2014, pre-tax earnings would have decreased by approximately $0.5 million and $0.6 million respectively. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding. These decreases in pre-tax earnings reflect that our interest rate on $72.5 million of our New Term Loan is, effectively, fixed due to an interest rate swap agreement with a notional amount of $72.5 million which hedges changes in the variable interest rate (See Note 10—Debt). The estimated fair value of long-term debt approximated its carrying value at April 25, 2015 and April 26, 2014.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

School Specialty, Inc.

Greenville, Wisconsin

We have audited the accompanying consolidated balance sheets of School Specialty, Inc. and subsidiaries (the “Company”) as of April 25, 2015 and April 26, 2014 (Successor Company), and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the fiscal year ended April 25, 2015 (Successor Company), the forty-six weeks ended April 26, 2014 (Successor Company) and six weeks ended June 11, 2013 (Predecessor Company), and the fiscal year ended April 27, 2013 (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of School Specialty, Inc. and subsidiaries as of April 25, 2015 and April 26, 2014, (Successor Company)

and the results of their operations and their cash flows for the fiscal years ended April 25, 2015, (Successor Company), the forty-six weeks ended April 26, 2014 (Successor Company) and six weeks ended June 11, 2013 (Predecessor Company) and the fiscal year ended April 27, 2013 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 25, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 9, 2015 expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

July 9, 2015

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 25, 2015	April 26, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,920	$9,008
Accounts receivable, less allowance for doubtful accounts of $806 and $984, respectively	58,685	62,631
Inventories, net	96,935	93,387
Deferred catalog costs	7,424	8,057
Prepaid expenses and other current assets	15,868	18,043
Refundable income taxes	1,549	—
Asset held for sale	—	2,200

Total current assets	189,381	193,326
Property, plant and equipment, net	32,024	39,045
Goodwill	21,588	21,588
Intangible assets, net	41,055	48,251
Development costs and other, net	28,187	36,646
Deferred taxes long-term	2	48
Investment in unconsolidated affiliate	715	715

Total assets	$312,952	$339,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$25,644	$12,388
Accounts payable	41,587	42,977
Accrued compensation	7,341	8,966
Deferred revenue	2,490	2,613
Other accrued liabilities	11,724	14,460

Total current liabilities	88,786	81,404
Long-term debt less current maturities	156,549	153,987
Other liabilities	1,240	1,171

Total liabilities	246,575	236,562
Commitments and contingencies—Note 20
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	1
Capital in excess of par value	118,544	120,955
Accumulated other comprehensive income (loss)	(1,151)	(414)
Accumulated deficit	(51,017)	(17,485)

Total stockholders’ equity	66,377	103,057

Total liabilities and stockholders’ equity	$312,952	$339,619

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Successor Company		Predecessor Company
	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013
Revenues	$621,868	$572,045	$58,697	$674,998
Cost of revenues	393,710	349,845	35,079	411,118

Gross profit	228,158	222,200	23,618	263,880
Selling, general and administrative expenses	232,479	213,144	27,473	267,491
Facility exit costs and restructuring	6,056	6,552	—	—
Impairment charge	2,713	—	—	45,789

Operating income (loss)	(13,090)	2,504	(3,855)	(49,400)
Other expense:
Interest expense	19,599	16,882	3,235	28,600
Loss on early extinguishment of debt	—	—	—	10,201
Early termination of long-term indebtedness	—	—	—	26,247
Impairment of long-term asset	—	—	—	1,414
Impairment of investment in unconsolidated affiliate	—	—	—	7,749
Change in fair value of interest rate swap	(45)	483	—	—
Refund of early termination fee	—	(4,054)	—	—
Reorganization items, net	271	6,420	(84,799)	22,979

Income (loss) before provision for (benefit from) income taxes	(32,915)	(17,227)	77,709	(146,590)
Provision for (benefit from) income taxes	617	258	1,641	(334)

Income (loss) before losses from investment in unconsolidated affiliate	(33,532)	(17,485)	76,068	(146,256)
Losses of unconsolidated affiliate	—	—	—	(1,436)

Net income (loss)	$(33,532)	$(17,485)	$76,068	$(147,692)

Weighted average shares outstanding:
Basic and Diluted	1,000	1,000	18,922	18,922
Net income (loss) per share:
Basic and Diluted	$(33.53)	$(17.49)	$4.02	$(7.81)

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Successor Company		Predecessor Company
	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013
Net income (loss)	$(33,532)	$(17,485)	$76,068	$(147,692)
Other comprehensive (loss) income
Foreign currency translation adjustments	(737)	(414)	(101)	(1,250)

Total comprehensive income (loss)	$(34,269)	$(17,899)	$75,967	$(148,942)

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014, SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at April 28, 2012 (Predecessor Company)	$24	$444,428	$(213,500)	$(186,637)	$23,631	$67,946

Tax deficiency on option exercises		(91)				(91)
Share-based compensation expense		1,895				1,895
Foreign currency translation adjustment					(1,250)	(1,250)
Net loss			(147,692)			(147,692)

Balance at April 27, 2013 (Predecessor Company)	24	446,232	(361,192)	(186,637)	22,381	(79,192)

Net income			76,068			76,068
Foreign currency translation adjustment					(101)	(101)
Cancellation of Predecessor Company common stock	(24)					(24)
Elimination of Predecessor Company capital in excess of par		(446,232)				(446,232)
Elimination of Predecessor Company accumulated deficit			285,124			285,124
Elimination of Predecessor Company treasury stock				186,637		186,637
Elimination of Predecessor Company accumulated other comprehensive loss					(22,280)	(22,280)

Balance, June 11, 2013 (Predecessor Company)	—	—	—	—	—	—

Issuance of Successor Company Common Stock	1					1
Establishment of Successor Company capital in excess of par		120,955				120,955

Balance, June 12, 2013 (Successor Company)	1	120,955	—	—	—	120,956

Net loss			(17,485)			(17,485)
Foreign currency translation adjustment					(414)	(414)

Balance, April 26, 2014 (Successor Company)	1	120,955	(17,485)	—	(414)	103,057

Net loss			(33,532)			(33,532)
Share-based compensation expense		581				581
Foreign currency translation adjustment					(737)	(737)
Change in Fresh Start estimate		(2,992)				(2,992)

Balance, April 25, 2015 (Successor Company)	$1	$118,544	$(51,017)	$—	$(1,151)	$66,377

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Successor Company		Predecessor Company
	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013
Cash flows from operating activities:
Net income (loss)	$(33,532)	$(17,485)	$76,068	$(147,692)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	19,233	18,876	2,983	33,220
Amortization of development costs	14,310	6,306	918	7,179
Non-cash reorganization items	—	1,292	(99,668)	—
Losses of unconsolidated affiliate	—	—	—	1,436
Loss on early extinguishment of debt	—	—	—	10,201
Early termination of long-term indebtedness	—	—	—	1,247
Fees related to DIP financing	—	—	—	9,855
Amortization of debt fees and other	1,946	2,139	9	2,019
Change in fair value of interest rate swap	(45)	483	—	—
Share-based compensation expense	581	—	—	1,895
Impairment of goodwill and intangible assets	2,713	—	—	45,789
Impairment of investment in unconsolidated affiliate	—	—	—	7,749
Impairment of long-term asset	—	—	—	1,414
Deferred taxes	45	—	—	5,206
Loss on disposal of property, equipment, other	774
Non-cash interest expense	2,033	1,282	—	6,828
Changes in current assets and liabilities:
Accounts receivable	3,437	3,843	(8,011)	3,960
Inventories	(3,548)	9,295	(18,255)	7,922
Deferred catalog costs	633	(887)	1,754	2,813
Prepaid expenses and other current assets	422	20,121	722	(20,221)
Accounts payable	846	5,013	11,012	110
Accrued liabilities	(4,465)	(24,563)	12,488	15,430
Accrued bankruptcy related reorganization costs	—	(6,188)	—	6,188

Net cash provided by (used in) operating activities	5,383	19,527	(19,980)	2,548

Cash flows from investing activities:
Additions to property, plant and equipment	(10,732)	(12,050)	(243)	(4,734)
Proceeds from note receivable	—	—	—	3,000
Change in restricted cash	—	26,302	—	(26,302)
Investment in product development costs	(6,649)	(5,866)	(463)	(7,579)
Investment in product line	—	—	—	(1,250)
Proceeds from sale of assets	1,813	1,511	—	—

Net cash provided by (used in) investing activities	(15,568)	9,897	(706)	(36,865)

Cash flows from financing activities:
Proceeds from bank borrowings	321,946	277,605	87,538	1,336,767
Repayment of bank borrowings	(309,796)	(291,919)	(79,977)	(1,260,659)
Issuance of debt	—	—	165,924	—
Repayment of debtor-in-possesion financing	—	—	(148,619)	—
Payment of early termination fee	—	(26,399)	—	—
Recovery of interest and reduction of early termination fee	—	5,399	—	—
Early termination of long-term indebtedness	—	—	—	(1,247)
Fees related to DIP financing	—	—	—	(9,855)
Payment of debt fees and other	(1,034)	(636)	(9,415)	(10,404)

Net cash provided by (used in) financing activities	11,116	(35,950)	15,451	54,602

Effect of exchange rate changes on cash	(1,019)	—	—	—
Net (decrease) increase in cash and cash equivalents	(88)	(6,526)	(5,235)	20,285
Cash and cash equivalents, beginning of period	9,008	15,534	20,769	484

Cash and cash equivalents, end of period	$8,920	$9,008	$15,534	$20,769

Supplemental disclosures of cash flow information:
Interest paid	$15,705	$11,109	$5,578	$20,162
Income taxes paid	$3,461	$1,346	$—	$534
Bankruptcy related reorganization costs paid (included in operating activities, above)	$957	$23,118	$3,802	$16,791

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

School Specialty, Inc. and subsidiaries (the “Company”) is a leading distributor of supplies, furniture, technology products and curriculum solutions to the education market place, with operations, in the United States and Canada. Primarily serving the pre-kindergarten through twelfth grade (“preK-12”) market, the Company also sells through non-traditional channels, such as e-commerce in conjunction with e-tail and retail relationships.

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

As discussed in Note 4—Fresh Start Accounting, as of June 11, 2013 (the “Effective Date”), the Company adopted fresh start accounting in accordance with ASC 852. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements as of April 25, 2015 and April 26, 2014 and for the twelve months ended April 25, 2015 and the forty six weeks ended April 26, 2014 and any references to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

The accompanying consolidated financial statements and related notes to consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include the accounts of School Specialty, Inc. and all of its subsidiaries. All inter-company accounts and transactions have been eliminated. As discussed in Note 6—Investment in Unconsolidated Affiliate, the Company’s investment in its unconsolidated affiliate is accounted for under the cost method as of the fourth quarter of fiscal 2013 as the Company no longer had significant influence over the consolidated affiliate.

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

Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in April in each year. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2015,” “fiscal 2014” and “fiscal

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

2013” refer to the Company’s fiscal years ended April 25, 2015, April 26, 2014, and April 27, 2013, respectively. On April 29, 2015 the Board of Directors of the Company approved a change in the Company’s fiscal year end from the last Saturday in April to the last Saturday in December. See Footnote 22—SUBSEQUENT EVENTS.

Cash and Cash Equivalents

The Company considers cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories, which consist primarily of products held for sale, are stated at the lower of cost or market on a first-in, first-out basis in accordance with FASB ASC Topic 330, “Inventories”. Excess and obsolete inventory reserves recorded were $5,679 and $8,416 as of April 25, 2015 and April 26, 2014, respectively.

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

Goodwill and Non-amortizable Intangible Assets

Goodwill represents the excess of reorganization value over fair-value of identified net assets upon emergence from bankruptcy. Prior to bankruptcy, goodwill represented the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Certain intangible assets of the Predecessor-Company including a perpetual license agreement and various trademarks and tradenames were estimated to have indefinite lives and were not subject to amortization. Under FASB ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and indefinite-lived intangible assets are not subject to amortization but rather must be tested for impairment annually or more frequently if events or circumstances indicate they might be impaired. The Company performs the annual impairment test during the fourth quarter of each fiscal year.

In the third quarter of fiscal 2013, the Company concluded that a triggering event had occurred which required the Company to assess whether the fair values of the reporting units were below their carrying values. The triggering event was a combination of the declines in the Company’s forecasted future years’ operating results and cash flows, and the liquidity concerns and eventual default under pre-bankruptcy credit agreements. As a result of the Company’s performance of the goodwill and indefinite-lived intangible asset impairment test in the third quarter of fiscal 2013, the Company recorded impairment charges of $41,089 for goodwill and $4,700 for indefinite-lived intangible assets. See Note 7—Goodwill and Other Intangible Assets for details of these impairment charges. There was no impairment charge recorded in fiscal 2015 or fiscal 2014 related to goodwill or indefinite-lived intangible assets.

Impairment of Long-Lived Assets

As required by FASB ASC Topic 360-10-35 “Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment, definite-lived, amortizable intangible assets and development costs for

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

impairment if events or circumstances indicate an asset might be impaired. Amortizable intangible assets include customer relationships, publishing rights, trademarks and tradenames and copyrights and are being amortized over their estimated useful lives. The Company assesses impairment and writes down to fair value long-lived assets when facts and circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. The analysis of recoverability is based on management’s assumptions, including future revenue and cash flow projections. In fiscal 2015, the Company concluded $3,690 of its long-lived development costs would not be recovered by future cash flows from related products and, as such, recorded an impairment of certain product development costs. This incremental charge was related to lowered revenue projections for certain products as the Company re-evaluates its strategy for certain product offerings. This change was recorded as accelerated development cost amortization included in the Company’s costs of revenue.

In fiscal 2015, the Company recorded an impairment charge of $2,713 related to its definite-lived intangible asset for content within its Agenda product category. This content was associated with the development of digital capabilities for its agenda product offering.

Development Costs

Development costs represent external and internal costs incurred in the development of a master copy of a book, workbook, video or other supplemental educational materials and products. The Company capitalizes development costs and amortizes these costs into costs of revenues over the lesser of five years or the product’s life cycle in amounts proportionate to expected revenues. At April 25, 2015 and April 26, 2014, net development costs totaled $19,557 and $27,305, respectively, and are included as a component of development costs and other assets, net, in the consolidated balance sheets.

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

The following table sets forth the non-financial items measured at fair value on a non-recurring basis during fiscal years 2015 and 2014. All items were categorized as Level 3 within the fair value hierarchy. Refer to these notes to the consolidated financial statements for descriptions valuation techniques and inputs used to develop these fair value measurements:

Description	Balance Sheet Location	Fiscal 2015	Fiscal 2014	Categorization
Assets held for sale	Assets held for sale	—	$2,200	Level 3

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

In accordance with FASB ASC Topic 825, “Financial Instruments” and FASB ASC Topic 820, “Fair Value Measurement,” the carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value given the short maturity of these instruments.

The following table sets forth the financial instruments where carrying amounts may vary from fair value as of April 25, 2015:

Description	Balance Sheet Location	Carrying Value	Fair Value	Categorization
New ABL Facility	Current maturities of long-term debt	$24,200	$24,200	Level 3
New Term Loan	Long-term debt less current maturities	142,462	142,462	Level 2
Deferred Cash Payment Obligations	Long-term debt less current maturities	17,684	15,565	Level 3

The Company has estimated the April 25, 2015 fair value of the amounts outstanding under its New ABL Facility approximated its carrying value at the end of fiscal 2015 given the variable interest rates and the proximate maturity date of the facility. The Company estimated the April 25, 2015 fair value of its amounts outstanding under its New Term Loan based on traded prices. The Company estimated the fair value for its Deferred Cash Payment Obligations based upon the net present value of the future cash flows using a discount rate that is consistent with our New Term Loan.

The Company’s Consolidated Balance Sheets as of April 25, 2015 and April 26, 2014 reflect its interest rate swap agreement at fair value. The fair values of the interest rate swap agreement as of April 25, 2015 and April 26, 2014 (valued under Level 2) were $438 and $483, respectively, and are included in “Other Liabilities” of the Consolidated Balance Sheet.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

Revenue Recognition

Revenue, net of estimated returns and allowances, is recognized upon the shipment of products or upon the completion of services to customers, which corresponds to the time when risk of ownership transfers, the selling price is fixed, the customer is obligated to pay, collectability is reasonably assured and we have no significant remaining obligations. These criteria may be met upon shipment of customer receipt for products, or upon completion of services provided to customers. Cash received in advance from customers is deferred on our balance sheet as a current liability until revenue is recognized.

Concentration of Credit Risks

The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are school districts and schools. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2015, the forty-six weeks ended April 26, 2014, the six weeks ended June 11, 2013, fiscal 2013, no customer represented more than 10% of revenues or accounts receivable.

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

Deferred Catalog Costs

Deferred catalog costs represent costs which have been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. Deferred catalog costs are amortized in amounts proportionate to expected revenues over the life of the catalog, which is one year or less. Amortization expense related to deferred catalog costs is included in the consolidated statements of operations as a component of selling, general and administrative expenses. Such amortization expense for fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal 2013 was $9,751, $10,178, $1,553, and $16,057, respectively.

Restructuring

The Company accounts for restructuring costs associated with both the closure or disposal of distribution centers and severance related to headcount reductions in accordance with FASB ASC Topic 712, “Compensation—Retirement Benefits.” During fiscal 2015, the forty-six weeks ended April 26, 2014 and the six weeks ended June 11, 2013, the Company recorded $5,477, $4,210 and ($161), respectively, of severance expense. During fiscal 2013, the Company recorded $1,561 of severance expense. As of April 25, 2015, April 26, 2014, and April 27, 2013, there was $1,579, $193, and $716, respectively, of accrued restructuring costs recorded in other accrued liabilities on the consolidated balance sheet primarily related to various cost reduction activities. See Note 19 for details of these restructuring charges.

Shipping and Handling Costs

In accordance with FASB ASC Topic 605-45-45, “Revenue Recognition—Principal Agent Considerations—Other Presentation,” the Company accounts for shipping and handling costs billed to customers

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

as a component of revenues. The Company accounts for shipping and handling costs incurred as a cost of revenues for shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for shipping and handling costs incurred as a selling, general and administrative expense. The amount of shipping and handling costs included in selling, general and administrative expenses for fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal 2013 was $31,061, $26,231, $3,249, and $31,631, respectively.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 24, 2017. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective in the annual period ending after December 15, 2016. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—BANKRUPTCY PROCEEDINGS

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

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

In connection with the Company’s emergence from Chapter 11, the Company was required to adopt fresh start accounting as of June 11, 2013 in accordance with ASC 852 “Reorganizations”. The Company elected to use June 8, 2013 (the “Convenience Date”), which was the week ended date nearest to the Effective Date, to avoid disruption to the Company’s weekly accounting processes. The Company performed a qualitative and quantitative assessment in order to determine the appropriateness of using the Convenience Date for fresh start accounting instead of the Effective Date. The Company’s assessment determined that the use of the Convenience Date did not have a material impact on either the predecessor or successor periods in fiscal 2014 and there were no qualitative factors that would preclude the use of the Convenience Date for accounting and reporting purposes. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements for fiscal 2015 and as of April 26, 2014 and for the forty-six weeks then ended and any references to “Successor” or “Successor Company” show the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

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

The adjustments presented below were made to the June 11, 2013 consolidated balance sheet and contain estimates of fair value. Estimates of fair value represent the Company’s best estimates, which are based on industry and data trends, and by reference to relevant market rates and discounted cash flow valuation methods, among other factors. The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions. In accordance with ASC No. 805, the allocation of the reorganization value is subject to additional adjustment until the Company completed its analysis. The Company finalized its analysis in fiscal 2015.

The condensed consolidated balance sheet, reorganization adjustments and fresh start adjustments presented below summarize the impact of the Reorganization Plan and the adoption of fresh start accounting as of the Effective Date. Certain fresh start adjustments were updated between the Effective Date and finalization of fresh start accounting in fiscal 2015. The Successor Company updated the estimated value of unsecured claims certain holders of which elected to provide the Company with customary trade terms and thereby recover 45% of their claims, in accordance with the Reorganization Plan (Note 3).

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

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

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

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

In fiscal 2015, the Company revised its fresh-start estimate for the amount of deferred cash payment obligations (see Note 10—Debt). The change in estimate is related to an increased number of unsecured trade

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

creditors which elected to provide the Company customary trade terms which entitled those creditors to a 45% recovery of their unsecured claim rather than a 20% recovery. This change in estimate resulted in a decrease of $2,992 to the Successor Company’s equity and a corresponding increase in long-term debt.

NOTE 5—REORGANIZATION ITEMS, NET

Reorganization items directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code have been recorded on a separate line item on the condensed consolidated statements of operations. The following table displays the details of reorganization items for fiscal 2015, the forty-six weeks ended April 26, 2014, and the six weeks ended June 11, 2013:

	Successor Company		Predecessor Company
	Fiscal 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013
Liabilities subject to compromise	$—	$—	$223,988
Issuance of capital in excess of par value	—	—	(42,335)
Reclassified into other balance sheet liability accounts	—	458	(19,710)

Settlement of liabilities subject to compromise	$—	$458	$161,943

Fresh start accounting adjustments:
Goodwill	$—	$—	$21,588
Fair value adjustment to intangible assets	—	—	(56,795)
Fair value adjustment to fixed assets	—	—	15,522
Fresh start accounting adjustments relating to inventory	—	—	(8,147)
Other fresh start accounting adjustments	—	—	(2,434)

Total fresh start accounting adjustments	$—	$—	$(30,266)

Other reorganization adjustments:
Asset write-downs due to contract rejections	$—	$—	$(7,011)
Professional fees	(271)	(6,878)	(10,512)
Cancellation of equity-based awards	—	—	(3,624)
Financing fees	—	—	(2,853)
Issuance of equity in excess of debt carrying amount	—	—	(21,375)
Other	—	—	(1,503)

Total other reorganization adjustments	$(271)	$(6,878)	$(46,878)

Total Reorganization items, net	$(271)	$(6,420)	$84,799

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

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

NOTE 6—INVESTMENT IN UNCONSOLIDATED AFFILIATE

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

The investment in unconsolidated affiliate consisted of the following:

	Percent- Owned	April 25, 2015	April 26, 2014
Carson-Dellosa Publishing, LLC	35%	$715	$715

On November 13, 2009, the Company completed the divestiture of the School Specialty Publishing business unit to Carson-Dellosa Publishing, LLC (“Carson-Dellosa”), a newly-formed business entity. Under the divestiture agreement, the Company combined its publishing unit net assets with those of Cookie Jar Education, Inc. and received a 35% interest, accounted for under the equity method, in Carson-Dellosa. For the year ended April 27, 2013, the Company recorded a pre-tax loss of $1,436, respectively, resulting from its 35% minority equity interest in Carson-Dellosa.

During the fourth quarter of fiscal 2013, the Company evaluated its investment in Carson-Dellosa for impairment and, based on updated current forward-looking projections, concluded the Carson-Dellosa investment had an other-than-temporary impairment. As such, the Company recorded an impairment of $7,749 in fiscal 2013 in other expense in the Company’s Consolidated Statements of Operations. The resulting fair value of $715 in fiscal 2013 was estimated using a discounted cash flow model and is considered a Level 3 fair value measurement due to the use of significant unobservable inputs related to the timing and amount of future earnings based on projections of Carson-Dellosa’s future financing structure, contractual and market-based revenues and operating costs.

In performing the impairment assessment, the Company estimated the fair value of Carson-Dellosa using the Income Approach (discounted cash flow analysis). The discounted cash flow (“DCF”) valuation method

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

requires an estimation of future cash flows of an entity and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting unit and the discount rate. The growth rate used for the terminal value calculation was 0% and the discount rate was 11.3%. There were no impairment events in fiscal 2014 or fiscal 2015 that warranted further testing.

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Losses are reflected in “Losses of unconsolidated affiliate.”

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

April 25, 2015	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(1,666)	$9,634
Publishing rights (20 years)	4,000	(383)	3,617
Trademarks (20 years)	22,700	(2,175)	20,525
Developed technology (7 years)	6,600	(1,808)	4,792
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(460)	740
Favorable leasehold interests (10 years)	2,160	(414)	1,746

Total intangible assets	$52,360	$(11,306)	$41,055

April 26, 2014	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(797)	$10,503
Publishing rights (20 years)	4,000	(183)	3,817
Trademarks (20 years)	22,700	(1,040)	21,660
Developed technology (7 years)	6,600	(864)	5,736
Content (5 years)	4,400	(807)	3,593
Perpetual license agreements (5 years)	1,200	(220)	980
Favorable leasehold interests (10 years)	2,160	(198)	1,962

Total intangible assets	$52,360	$(4,109)	$48,251

Intangible asset amortization expense included in selling, general and administrative expenses for fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal 2013 was $4,483, $4,109, $1,138, and $10,054, respectively. In fiscal 2015, the Company recorded an impairment of $2,713 related to the Content intangible asset, which reduced the net book value of the intangible asset to zero as of April 25, 2015. This impairment was related to the Company’s strategy to reduce future investments in digital content and digital delivery for its Agenda product category.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is:

2016	$3,603
2017	$3,603
2018	$3,603
2019	$3,383
2020	$3,363

This estimated intangible amortization expense over the succeeding five years is based on the reorganization fair value of the Company’s intangible assets.

The following information presents changes to goodwill during the two-year period ended April 25, 2015:

	Reporting Unit	Distribution Segment	Reporting Units		Curriculum Segment
Successor Company	Distribution		Science	Reading		Total
Fresh Start Valuation:
Goodwill	$14,666	$14,666	$4,580	$2,342	$6,922	$21,588

Balance at April 26, 2014	$14,666	$14,666	$4,580	$2,342	$6,922	$21,588

Balance at April 25, 2015	$14,666	$14,666	$4,580	$2,342	$6,922	$21,588

In accordance with the accounting guidance on goodwill and other intangible assets, the Company performs its impairment test of goodwill at the reporting unit level and indefinite-lived intangible assets at the unit of account level annually each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values. The Company performs its annual impairment test in the fourth quarter of the fiscal year and will occur at the beginning of the Company’s last fiscal month of each fiscal year. The Company believes performing the test in the fourth quarter is preferable as the test is predicated on projected cash flow assumptions developed and finalized in the fourth quarter of each fiscal year.

A reporting unit is the level at which goodwill impairment is tested and can be an operating segment or one level below an operating segment, also known as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available for segment management to regularly review the operating results of that component. As the Company has reorganized and modified its internal reporting structure, it has determined that the Distribution segment consists of one reporting unit. The Curriculum segment of the Successor Company consists of the Science and Reading reporting units.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

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

If a reporting unit’s fair value, as determined in the first step of the goodwill assessment, is less than the unit’s carrying value, the second step of the assessment methodology is completed. In step two, the Company allocates the fair value of the reporting units to all of the assets and liabilities of the reporting units, including any unrecognized intangible assets, in a hypothetical calculation to determine the implied fair value of the goodwill. The impairment charge, if any, is measured as the difference between the implied fair value of goodwill and its carrying value. This allocation requires management’s estimated and judgments as to the expectations of future cash flows and the allocation of those cash flows to identifiable intangible assets.

Assumptions utilized in the impairment analysis are subject to significant management judgment. Changes in estimates or the application of alternative assumptions could have produced significantly different results

In performing the impairment assessments for fiscal 2015, 2014, and 2013, the Company estimated the fair value of its reporting units using the following valuation methods and assumptions:

1.	Income Approach (discounted cash flow analysis)—the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of a reporting unit and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting units and the discount rate. The growth rates used for the terminal value calculations and the discount rates of the respective reporting units for the Successor and Predecessor companies were as follows:

	Fiscal 2015		Fiscal 2014
	Terminal Value Growth Rates	Discount Rate	Terminal Value Growth Rates	Discount Rate
Distribution	1.7%	12.9%	0%	12.2%
Reading	1.0%	11.2%	1.0%	15.3%
Science	1.7%	10.4%	1.0%	12.8%

	Fiscal 2013
	Terminal Value Growth Rates	Discount Rate
Education Resources	2.0%	14.5%
Califone	2.0%	14.5%
Science	1.5%	11.5%
Planning and Student Development	2.0%	11.5%
Reading	2.0%	11.5%
Health	2.0%	11.5%

2.

Market Approach (market multiples)—this method begins with the identification of a group of peer companies in the same or similar industries as the company reporting unit being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and, for certain reporting units in fiscal 2013, a ratio of enterprise value to projected revenue as appropriate valuation metrics. Various operating performance measurements of the reporting unit being valued are then benchmarked against the peer group and a discount rate or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the reporting unit being valued to arrive at an estimate of its fair value. A control premium is then applied to the equity value. In fiscal 2015 and 2014, eleven companies were deemed relevant to the Reading reporting unit and ten companies were deemed relevant for the Distribution reporting unit. In fiscal 2015, ten companies were deemed relevant for the Science reporting unit. In fiscal 2013, eleven and eight companies, respectively, were deemed relevant to the Planning and Student Development, Health, and Reading reporting units and ten and nine companies, respectively, were deemed relevant to the Education Resources and Califone reporting units under the guideline public company method to provide an indication of value. A control premium was then applied to the enterprise value of the reporting unit. The control premium was established based on a review of transactions over a 36 month period. The resulting multiples and control premiums were as follows:

	Fiscal 2015		Fiscal 2014
	EBITDA Multiples	Control Premium	EBITDA Multiples	Control Premium
Distribution	6.2x	10.3%	6.2x	10.3%
Reading	7.7x	11.7%	7.7x	11.7%
Science	6.2x	11.7%	N/A	N/A

	Fiscal 2013
	EBITDA Multiples	Revenue Multiples	Control Premium
Education Resources	6.2x	N/A	10.3%
Califone	6.2x	N/A	10.3%
Reading	7.7x	1.1x	11.7%
Health	7.7x	1.1x	11.7%
Planning and Student Development	7.7x	1.1x	11.7%

In completing the fiscal 2015 assessment, the Science and Reading reporting units each had fair value in excess of carrying value of greater than 10%. The fair value of the Distribution reporting unit was in excess of its carrying value by 3%. In order to conclude upon the assumptions for the discounted cash flow analysis, the Company considered multiple factors, including (a) macroeconomic conditions, (b) industry and market factors such as school funding trends and school construction forecasts, (c) overall financial performance such as planned revenue, profitability and cash flows and (d) the expected impact of revenue enhancing and cost saving initiatives. A reduction in the revenue growth rate or profitability assumptions of 100 basis points would result in a failure in the first step of the goodwill assessment for both the Distribution and Science reporting units. In addition, the discount rate assumptions can have a material impact on the fair value determinations. An increase in the discount rate of 100 basis points for the Distribution reporting unit would result in a failure in the first step of the goodwill assessment.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

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

Based upon the assessment performed in the third quarter of fiscal 2013, the Califone, Planning and Student Development and Reading reporting units failed step one of the goodwill impairment test, requiring a step two analysis with respect to those reporting units. As a result of the fiscal 2013 step two analysis, $41,089 of goodwill was considered impaired during the third quarter of fiscal 2013. As shown above in the table, the Califone reporting unit, which was part of the former Distribution segment, and the Reading and Planning and Student Development reporting units, which were part of the former Curriculum segment, were determined to have impairments of their goodwill balance as of January 26, 2013.

Due to the fiscal 2013 triggering events described above, the Company also performed an impairment test of its indefinite-lived intangible assets during the third quarter of fiscal 2013. The Company utilized an income approach, whereby the assets are valued by reference to the amount of royalty income generated if the assets were licensed to a third party. In this method, a sample of comparable guideline royalty or license agreements was analyzed. The Company recorded a $4,700 impairment charge related to non-amortizable tradenames in the former Curriculum segment. No impairments of indefinited-lived intangibles were recorded in fiscal 2014. Thus Successor Company does not have any indefinite-lived intangible assets.

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

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Successor
	April 25, 2015	April 26, 2014
Projects in progress	$5,585	$10,854
Buildings and leasehold improvements	3,302	3,595
Furniture, fixtures and other	36,464	30,525
Machinery and warehouse equipment	11,394	6,770

Total property, plant and equipment	56,745	51,744
Less: Accumulated depreciation	(24,721)	(12,699)

Net property, plant and equipment	$32,024	$39,045

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

Depreciation expense for fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal 2013 was $14,750, $14,767, $1,845, and $23,166, respectively.

NOTE 9—ASSET HELD FOR SALE

In fiscal 2014, a company-wide process improvement program was launched to better align the Company’s operating groups, enhance systems and processes and drive efficiency throughout the organization to improve the customer experience. As part of this program, the Salina, Kansas facility was closed in the third quarter of fiscal 2014. The Salina distribution center ceased processing customer shipments in the second quarter of fiscal 2014. The facility was classified as held for sale on the April 26, 2014 consolidated balance sheet. In the fourth quarter of fiscal 2015 the asset was sold for $1,598. Accordingly, the Company recorded a loss on the sale of $602. This loss recorded as “Facility exit costs and restructuring” on the consolidated statement of operations. The proceeds realized from the sale were used to reduce the New ABL balance.

NOTE 10—DEBT

Long-Term Debt

Long-term debt as of April 25, 2015 and April 26, 2014 consisted of the following:

	Successor
	April 25, 2015	April 26, 2014
New ABL Facility, maturing in 2018	$24,200	$10,600
New Term Loan, maturing in 2019	142,462	143,913
New Term Loan Original Issue Discount	(2,153)	(2,473)
Deferred Cash Payment Obligations, maturing in 2019	17,684	14,335

Total debt	182,193	166,375
Less: Current maturities	(25,644)	(12,388)

Total long-term debt	$156,549	$153,987

Successor Company Debt

ABL Facility

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

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

The effective interest rate under the New ABL Facility for fiscal 2015 was 8.49%, which includes amortization of loan origination fees of $1,105 and commitment fees on unborrowed funds of $707.

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

Outstanding borrowings on the New ABL Facility were $24.2 million as April 25, 2015, while the excess availability on that date for the New ABL Facility was $51.6 million.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

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

The effective interest rate under the term loan credit facility for fiscal 2015 was 10.3%, which includes amortization of loan origination fees of $841 and original issue discount amortization of $320. As of April 25, 2015, the outstanding balance on the New Term Loan Credit Agreement was $140,309, net of the unamortized original issue discount. Of this amount, $1,444 was reflected as currently maturing, long-term debt in the accompanying consolidated balance sheets.

The New Term Loan matures on June 11, 2019. The New Term Loan Credit Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including: (1) certain dispositions of property, divisions, business units or business lines; and (2) other issuances of debt other than Permitted Debt (as defined in the New Term Loan Credit Agreement). The New Term Loan Credit Agreement also requires prepayments at specified levels from the Company’s excess cash flow. The Company is also permitted to voluntarily prepay the New Term Loan in whole or in part. Any prepayments are to be made at par, plus an early payment fee calculated in accordance with the terms of the amended New Term Loan Credit Agreement if prepaid prior to October 31, 2016.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at April 25, 2015 was $72,500. During fiscal 2015, the fair value of the derivative increased by $45 and a gain of that amount has been recognized for that period. During the forty-six weeks ended April 26, 2014 the fair value of the derivative decreased by $483 and a loss of the amount has been recognized for that period. The gain or loss is recorded in “Change in fair value of interest rate swap” on the consolidated statement of operations.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate per annum of 1.485% and the counterparty will pay the Company interest on the notional amount at a variable rate per annum equal to the greater of 1-month LIBOR or 1.0%. The 1-month LIBOR rate applicable to this agreement was 0.180% at April 25, 2015. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 1-month LIBOR fluctuates.

The Company has estimated the fair value of its New Term Loan as of April 25, 2015 to approximate face value.

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

The Company’s reconciliation of general unsecured claims was completed in fiscal 2015. As of April 25, 2015, the Company’s deferred payment obligations are $17,684, of which $3,045 represents a 20% recovery for the creditors and $12,070 represents a 45% recovery for the creditors with the remaining $2,569 related to accrued paid-in-kind interest.

Predecessor Company Debt

As discussed in Note 3—Bankruptcy Proceedings, all of the Predecessor Company debt was cancelled as of the Effective Date.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

NOTE 11—INCOME TAXES

The provision for income taxes consists of:

	Successor Company		Predecessor Company
	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013
Current income tax expense/(benefit):
Federal	$—	$—	$—	$(6,518)
State	252	258	132	548
Foreign	365	—	1,509	430

Total	617	258	1,641	(5,540)
Deferred income tax expense/(benefit):
Federal	—	—	—	5,205
State	—	—	—	(10)
Foreign	—	—	—	11

Total	—	—	—	5,206

Total provision for/(benefit from) income taxes	$617	$258	$1,641	$(334)

Deferred taxes are comprised of the following:

	Successor Company		Predecessor Company
	April 25, 2015	April 26, 2014	April 27, 2013
Current deferred tax assets (liabilities):
Inventory	$3,823	$5,211	$5,645
Allowance for doubtful accounts	303	384	347
Accrued liabilities	(748)	(1,235)	(77)
Convertible debt instruments and debt isssuance cost	(868)	(859)	4,259
Net operating loss carryforward	—	—	300
Early debt termination	—	—	9,624
Valuation allowance	(2,510)	(3,501)	(20,098)

Total current deferred tax assets	—	—	—

Long-term deferred tax assets (liabilities):
Foreign tax and AMT credit carryforward	11,075	11,075	11,586
Net operating loss carryforward	10,208	—	7,662
Property and equipment	(6,534)	(11,033)	(8,263)
Accrued liabilities	635	1,233	12,380
Intangible assets	19,145	23,550	20,115
Investment in noncontrolling interest	5,879	4,331	7,745
Development costs and other	(1,211)	(2,036)
Convertible debt instruments	—	—	—
Valuation allowance	(39,195)	(27,072)	(51,174)

Total long-term deferred tax assets	2	48	51

Net deferred tax assets	$2	$48	$51

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

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

The Company previously had concluded that the realization of substantially all of its deferred tax assets did not meet the more likely than not threshold and recorded a tax valuation allowance. In fiscal 2015, the Company increased its tax valuation allowance to $41,705 from $30,573 at the end of fiscal 2014. This increase related primarily to the tax net operating loss. In fiscal 2014, the Company reduced its valuation allowance to $30,573 related to the reduction of tax attributes associated with the cancellation of indebtedness and other fresh start adjustments. As of April 25, 2015, the Company had an immaterial amount of unremitted earnings from foreign investments.

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Successor Company		Predecessor Company
	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.1%	-1.0%	0.1%	-0.2%
Foreign income tax	-1.1%	—	0.7%	0.1%
Deemed dividend, meals and entertainment and other	0.0%	-1.4%	—	-0.5%
Goodwill and intangible asset impairment	—	—	—	-6.2%
Bankruptcy-related reorganization costs	—	—	3.7%	-3.6%
Non-taxable fresh-start adjustments	—	—	-8.1%	—
Non-taxable debt cancellation income	—	—	-58.1%	—
Realized built in loss adjustment	-8.2%	—	—	—
Valuation allowance	-30.7%	-34.1%	28.8%	-24.4%

Effective income tax rate	-1.9%	-1.5%	2.1%	0.2%

The Company files income tax returns with the U.S., various U.S. states, and foreign jurisdictions. The most significant tax return the Company files is with the U.S. The Company’s tax returns are no longer subject to examination by the U.S. for fiscal years before 2014. The Company has various tax audits and appeals in process at any given time. It is not anticipated that any adjustments resulting from tax examinations or appeals would result in a material change to the Company’s financial position or results of operations.

As of April 25, 2015, April 26, 2014, and April 27, 2013, the Company’s liability for uncertain tax positions, net of federal tax benefits, was $503, $398, and $925, respectively, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes in the amount of uncertain

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

tax positions within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

The following table summarizes the activity related to the Company’s gross liability for uncertain tax positions:

Balance at April 30, 2011 (Predecessor Company)	$688
Increase related to current year tax provision	21
Expiration of statute of limitations for tax assessments	(2)
Adjustments to provision related to assessments	(120)

Balance at April 28, 2012 (Predecessor Company)	$587

Increase related to current year tax provision	133
Adjustments to provision related to assessments	205

Balance at April 27, 2013 (Predecessor Company)	$925

Increase related to current year tax provision	30
Adjustments to provision related to assessments	(557)

Balance at April 26, 2014 (Successor Company)	$398

Increase related to current year tax provision	598
Adjustments to provision related to assessments	(493)

Balance at April 25, 2015 (Successor Company)	$503

NOTE 12—OPERATING LEASE COMMITMENTS

The Company leases various types of warehouse and office facilities and equipment, under lease agreements which expire at various dates. Future minimum lease payments under operating leases for the Company’s fiscal years are as follows:

2016	$6,639
2017	5,134
2018	3,402
2019	2,140
2020	1,431
Thereafter	1,258

Total minimum lease payments	$20,004

Rent expense for fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal 2013, was $7,423, $6,345, $827, and $9,164, respectively.

NOTE 13—EMPLOYEE BENEFIT PLANS

The Company sponsored the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. In January, 2015, the 401(k) Plan

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

assets were transferred into a 401(k) plan sponsored by the Company’s professional employment organization. This new 401(k) plan operates in a similar fashion to the previous plan. The Company has the discretion to match a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. In fiscal 2015, the forty-six weeks ended April 26, 2014, the six weeks ended June 11, 2013 and fiscal 2013, the Company did not make any 401(k) match due to the economic conditions and the Company’s liquidity position.

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

	(Loss)/Income (Numerator)	Shares (Denominator)	Per Share Amount
Fiscal 2015 (Successor Company):
Basic EPS	$(33,532)	1,000	$(33.53)

Effect of dilutive non-vested stock options	—	—

Basic and diluted EPS	$(33,532)	1,000	$(33.53)

Forty-Six Weeks Ended April 26, 2014 (Successor Company):
Basic EPS	$(17,485)	1,000	$(17.49)

Effect of dilutive employee stock options	—	—

Basic and diluted EPS	$(17,485)	1,000	$(17.49)

Six Weeks Ended June 11, 2013 (Predecessor Company):
Basic EPS	$76,068	18,922	$4.02

Effect of dilutive employee stock options	—	—

Basic and diluted EPS	$76,068	18,922	$4.02

Fiscal 2013 (Predecessor Company):
Basic EPS	$(147,692)	18,922	$(7.81)

Effect of dilutive employee stock options	—	—

Basic and diluted EPS	$(147,692)	18,922	$(7.81)

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

The Company had additional employee stock options outstanding of 73, 0, 0, and 2,570 for fiscal 2015, the forty-six weeks ended April 26, 2014, the six weeks ended June 11, 2013 and fiscal 2013, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 15—SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

As of April 25, 2015, the Company had one share-based employee compensation plan; the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. On April 24, 2014, School Specialty, Inc.’s CEO was awarded 33 stock options under the 2014 Plan. Other members of management were awarded 65 stock options during fiscal 2015. September 4, 2014, the date on which the stockholders approved the 2014 plan, was considered the grant date, or measurement date, for those awards issued prior to this date. As such, those awards made prior to September 4, 2014 were not considered outstanding and no expense associated with those awards was recognized prior to that date. There were 68 stock options awarded prior to the measurement date.

The 33 stock options that were awarded to the Company’s CEO will vest as to one-fourth of the options on the first four anniversaries of the date of the award. The 65 options that were awarded to other members of management will vest as to one-half of the options on the second anniversary date of award and as to one-fourth of the options on each of the third and fourth anniversaries of the award date.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

A summary of option transactions for fiscal 2013, the six weeks ended June 11, 2013, the forty-six weeks ended April 26, 2014, and fiscal 2015 were as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Predecessor Company
Balance at April 28, 2012	2,356	$19.18	1,009	$32.20

Granted	463	2.85
Canceled	(269)	28.20

Balance at April 27, 2013	2,550	$15.27	1,207	$24.76

Canceled	(2,550)	15.27

Balance at June 11, 2013	—	$—	—	$—

Successor Company
Granted	—	—
Exercised	—	—
Canceled	—	—

Balance at April 26, 2014	—	$—	—	$—

Granted	98	130.00
Exercised	—	—
Canceled	(25)	130.00

Balance at April 25, 2015	73	$130.00	8	$130.00

In fiscal 2015, fiscal 2014 and fiscal 2013 there were no time-based non-vested stock unit awards granted.

In fiscal 2015, fiscal 2014 and fiscal 2013 there were no shares of restricted stock awarded.

The following table presents the share-based compensation expense recognized for fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013 and fiscal 2013:

	For the Fiscal Years Ended
	Successor Company				Predecessor Company
	April 25, 2015		Forty-Six Weeks Ended April 26, 2014		Six Weeks Ended June 11, 2013		April 27, 2013
	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$581	$581	$—	$—	$3,624	$—	$1,399	$856
Director NSUs	—	—	—	—	—	—	141	86
Management RSUs	—	—	—	—	—	—	355	218

Total stock-based compensation expense	$581	$581	$—	$—	$3,624	$—	$1,895	$1,160

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations, other than reorganization expense recognized in the six weeks ended June 11, 2013 for cancellation of equity awards. The income tax benefit recognized related to share-based compensation expense was $0, $0, $0, and $735 for fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013 and fiscal 2013, respectively. Other than recording the effect of cancelling the equity awards, the Company recognized share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

The total unrecognized share-based compensation expense as of April 25, 2015, April 28, 2014, June 11, 2013, and April 27, 2013 were as follows:

	April 25, 2015	April 26, 2014	June 11, 2013	April 27, 2013 (1)
Stock Options, net of estimated forfeitures	$3,422	$—	$—	$2,328
NSUs	—	—	—	225
RSUs	—	—	—	1,071

(1)	The Company would normally expect to recognize this expense over a weighted average period of approximately 2.1 years. However, in conjunction with the Debtors’ Reorganization Plan which became effective on June 11, 2013 all Predecessor Company shares, options, NSUs and restricted shares that were outstanding on the Effective Date were canceled.

On May 28, 2014, the Board granted 6 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. Prior to the approval of the 2014 Plan at the Annual Meeting of Stockholders on September 4, 2014, the SARs were not considered outstanding, nor granted and therefore no expense was recognized prior to this date. Each SAR has a grant date value of $130 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. Since the Company’s stock trading price was less than each SARs exercise price as of the end of the fourth quarter of fiscal 2015, no expense was recorded for each SAR. The SARs will vest as to one-half of the SARs on the second anniversary of the date of grant and as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. Total SARs that remain outstanding as of April 25, 2015 are 11 as 6 SARs have been canceled due to the death of a non-employee Board member.

As discussed above, there were no options considered granted or outstanding for the forty-six weeks ended April 26, 2014 or the six weeks ended June 11, 2013. The weighted average fair value of options granted during fiscal 2015 and 2013, was $55.12 and $1.27, respectively. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Fiscal 2015	Fiscal 2013
Average-risk free interest rate	1.95%	0.93%
Expected volatility	48.00%	48.31%
Expected term	6.3 years	5.5 years

	Fiscal 2015	Fiscal 2013
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	—	—
Income tax deficiency from the exercise of stock options	—	(91)

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

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

While a significant majority of revenue and assets are derived from the Company’s U.S. operations, the Company had Canadian revenue of $22,600, $23,941, $1,873, and $27,914 for fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal 2013, respectively, and long-term assets of $49 and $142 as of April 25, 2015 and April 26, 2014, respectively. As of April 25, 2015 and April 26, 2014, these long-term assets are primarily Property, Plant and Equipment. The majority of the revenue is reflected in the Curriculum segment and all of the assets are in the Curriculum segment.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

The following table presents segment information:

	Successor Company		Predecessor Company
	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013
Revenues:
Distribution	$531,456	$493,359	$49,069	$583,705
Curriculum	90,412	78,686	9,628	91,293
Corporate and intercompany eliminations	—	—	—	—

Total	$621,868	$572,045	$58,697	$674,998

Operating (loss) income and loss before taxes:
Distribution (1) (6)	$6,063	$18,922	$(2,643)	$(22,940)
Curriculum (1)	(2,977)	(1,590)	(1,212)	(18,927)
Corporate and intercompany eliminations (2)	(16,176)	(14,828)	—	(7,533)

Operating income (loss)	(13,090)	2,504	(3,855)	(49,400)
Interest expense and reorganization items, net	19,825	19,731	(81,564)	97,190

Income (loss) before provision for income taxes	$(32,915)	$(17,227)	$77,709	$(146,590)

	Successor	Successor
	April 25, 2015	April 26, 2014
Identifiable assets:
Distribution	$200,510	$214,723
Curriculum	94,538	103,622
Corporate assets (3)	17,904	21,274

Total	$312,952	$339,619

	Successor Company	Successor Company	Predecessor Company
	Forty-Six Weeks Ended April 26, 2014	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013
Depreciation and amortization of intangible assets and development costs:
Distribution (5)	$21,025	$15,705	$2,080	$23,184
Curriculum (5)	15,231	9,477	1,821	14,920
Corporate (4)	—	—	—	2,295

Total	$36,256	$25,182	$3,901	$40,399

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$9,921	$11,626	$256	6,141
Curriculum	7,460	6,290	450	7,422
Corporate	—	—	—	—

Total	$17,381	$17,916	$706	13,563

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

(1)	In the third quarter of fiscal 2013, the Company recorded an impairment charge related to its goodwill and indefinite-lived intangible assets of $3,893 and $41,896 in its Distribution and Curriculum Segments, respectively.
(2)	Operating expenses in Corporate for fiscal 2015, the forty-six week period ended April 26, 2014 and for fiscal 2013 were $16,176, $14,828 and $7,533, respectively. The amount for the Successor represented restructuring and facility exit costs, costs incurred to implement process improvement actions and other bankruptcy-related costs. The amount for fiscal 2013 included professional expenses related to the period immediately prior to the Chapter 11 filing and expenses relate to lease rejections and facility closure.
(3)	Assets in Corporate include cash, restricted cash, capitalized debt issuance costs and investment in unconsolidated affiliate.
(4)	In fiscal 2013, the Company’s corporate segment recognized $2,295 of accelerated depreciation related to the closing of its Mt. Joy distribution center as part of the bankruptcy related lease rejection.
(5)	In fiscal 2015, the Company recorded accelerated amortization of certain product development assets in the amount of $2,310 for Distribution and $1,380 for Curriculum.
(6)	In fiscal 2015, the Company’s Distribution Segment recorded an impairment charge related to its amortizable intangibles assets of $2,713.

NOTE 17—EARLY TERMINATION PAYMENT

During the fourth quarter of fiscal 2013, the Company placed $25,000 of cash into a restricted account. The Ad Hoc DIP Agreement required the funds to be placed in an escrow account as a deposit for an early termination fee payable to the prior term loan lender (“Bayside”) that was provided under the Term Loan Credit Agreement. The Bankruptcy Court ruled that the funds were owed, but the Official Committee of Unsecured Creditors contested the ruling and filed an appeal in the Federal District Court of Delaware. On the Effective Date, an additional $119, representing interest earned, was transferred into the restricted account. After the Effective Date, the Company deposited an additional $1,280 into the restricted account related to potential interest expense on the unpaid early termination fees for the pre-bankruptcy term loan with Bayside. In the second quarter of fiscal 2014, this escrow amount, including interest, was released to Bayside. On October 24, 2013, the Bankruptcy Court approved a stipulation which reflected the settlement of this matter. In connection with this settlement, the parties agreed that the amount of the early termination fee was $21,000. As a result, Bayside refunded to the Company $5,399 which represented the amount of restricted account funds that had been released to Bayside in excess of the $21,000 settlement. The $5,399 consisted of a reduction of the early termination fee of $4,054 and a recovery of interest expense previously paid in fiscal 2014 of $1,345.

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

NOTE 18—CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The financial statement below represent the condensed combined statement of operations, statement of comprehensive loss, statement of shareholders’ equity(deficit) and statement of cash flows of the Predecessor Company (the “Debtors”) for fiscal 2013.

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

Intercompany transactions among the Debtors have been eliminated in the condensed combined statement contained herein. Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ condensed combined financial statements.

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

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

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

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

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

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

The Debtors’ financial information for the six week period ended June 11, 2013 is not separately presented as non-debtor activity for this period was not material.

NOTE 19—RESTRUCTURING

In fiscal 2015 and 2014, the Company recorded restructuring costs associated with closure or disposal of distribution centers and severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs for fiscal 2015, the forty-six weeks ended April 26, 2014, and the six weeks ended June 11, 2013.

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring at April 27, 2013 (Predecessor)	$(21)	$149	$588	$716

Amounts charged to expense	21	(15)	(167)	(161)
Payments	—	—	—	—

Accrued Restructuring Costs at June 11, 2013 (Predecessor)	$—	$134	$421	$555

Reclassification	406	—	(406)	—
Amounts charged to expense	123	459	3,628	4,210
Payments	(529)	(535)	(3,508)	(4,572)

Accrued Restructuring at April 26, 2014 (Successor)	$—	$58	$135	$193

Amounts charged to expense	15	—	5,462	5,477
Payments	(15)	(58)	(4,018)	(4,091)

Accrued Restructuring at April 25, 2015 (Successor)	$—	$—	$1,579	$1,579

NOTE 20—COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 21—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for fiscal 2015 and fiscal 2014:

	Fiscal 2015
	Successor Company
	First	Second	Third	Fourth	Total
Revenues	$199,469	$238,670	$77,754	$105,975	$621,868
Gross profit	78,566	86,822	26,808	35,962	228,158
Operating income (loss)	16,491	17,000	(26,292)	(20,289)	(13,090)
Net income (loss)	11,014	11,923	(30,651)	(25,818)	(33,532)

Basic earnings per share of common stock:
Earnings/(loss)	$11.01	$11.92	$(30.65)	$(25.82)	$(33.53)

Diluted earnings per share of common stock:
Earnings/(loss)	$11.01	$11.92	$(30.65)	$(25.82)	$(33.53)

SCHOOL SPECIALTY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR FISCAL 2015, THE FORTY-SIX WEEKS ENDED APRIL 26, 2014,

SIX WEEKS ENDED JUNE 11, 2013 AND FISCAL 2013

(In Thousands, Except Per Share Amounts)

	Fiscal 2014
	Predecessor Company	Successor Company
	6 weeks	7 weeks	Second	Third	Fourth	Total
Revenues	$58,697	$143,499	$245,629	$74,664	$108,253	$572,045
Gross profit	23,618	59,758	93,205	26,448	42,789	222,200
Operating income (loss)	(3,855)	21,296	19,243	(24,653)	(13,382)	2,504
Net income (loss)	76,068	16,943	14,697	(30,135)	(18,990)	(17,485)

Basic earnings per share of common stock:
Earnings/(loss)	$4.02	$16.94	$14.70	$(30.14)	$(18.99)	$(17.49)

Diluted earnings per share of common stock:
Earnings/(loss)	$4.02	$16.94	$14.70	$(30.14)	$(18.99)	$(17.49)

The summation of quarterly net income (loss) per share may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

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

NOTE 22—SUBSEQUENT EVENTS

On April 29, 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in April to the last Saturday in December. The Company plans to report its financial results for the period of April 26, 2015 to December 26, 2015 on a transition report on Form 10-K and to thereafter file reports for the periods based on the new fiscal year. Prior to filing the transition report, the Company will file its quarterly reports on Form 10-Q for the quarters ending July 25, 2015 and October 24, 2015.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the period covered by this annual report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were not effective for the purposes set forth in the definition of the Exchange Act rules, due to a material weakness in our internal control over financial reporting. Additional information regarding that material weakness is included below in Management’s Report on Internal Control over Financial Reporting. Notwithstanding the material weakness that existed as April 25, 2015, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria, management concluded that as of April 25, 2015, the Company’s internal control over financial reporting was not effective for the purposes set forth in the definition of the Exchange Act rules due to a material weakness in internal control over financial reporting as of April 25, 2015. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management determined the design of controls over non-routine accounting matters did not establish sufficient segregation of duties between analyzing non-routine accounting matters and performing sufficient detailed reviews of the analysis and accounting conclusions.

The Company’s internal control over financial reporting as of April 25, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report dated July 9, 2015 which is included herein.

Changes in Internal Controls

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

School Specialty, Inc.

Greenville, Wisconsin

We have audited School Specialty, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of April 25, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management’s assessment, and relates to segregation of duties between analyzing non-routine accounting matters and performing detailed reviews of the analysis and accounting conclusions. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended April 25, 2015, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 25, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 25, 2015, of the Company and our report dated July 9, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

July 9, 2015

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on September 28, 2015, under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on September 28, 2015, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d)	We have adopted a Code of Ethics that applies to our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is posted on our internet website at www.schoolspecialty.com. We intend to satisfy the disclosure requirement under Item 406 of Regulation S-K by posting such information on our internet website.

(e)	There were no material changes in fiscal 2015 to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on September 28, 2015, under the captions “Executive Compensation Discussion and Analysis,” and which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on September 28, 2015, under the captions “Proposal Two: Approval of the 2014 Incentive Plan of School Specialty, Inc.—Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners”, which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on September 28, 2015, under the captions “Related Party Transactions” and “Corporate Governance,” which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on September 28, 2015, under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements (See Part II, Item 8).

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of April 25, 2015 and April 26, 2014

Consolidated Statements of Operations for fiscal 2015 (Successor), the forty-six weeks ended April 26, 2014 (Successor), the six weeks ended June 11, 2013 and fiscal 2013 (Predecessor)

Consolidated Statements of Comprehensive Income (Loss) for fiscal 2015, the forty-six weeks ended April 26, 2014 (Successor), the six weeks ended June 11, 2013 and fiscal 2013 (Predecessor)

Consolidated Statements of Stockholders’ Equity for fiscal 2015 (Successor),, the forty-six weeks ended April 26, 2014 (Successor), the six weeks ended June 11, 2013 and fiscal 2013

Consolidated Statements of Cash Flows for fiscal 2015 (Successor), the forty-six weeks ended April 26, 2014 (Successor), the six weeks ended June 11, 2013 and fiscal 2013 (Predecessor)

Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedule (See Exhibit 99.1).

Schedule for fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013 and fiscal 2013: Schedule II—Valuation and Qualifying Accounts.

(a)(3)    Exhibits.

See (b) below

(b)    Exhibits.

See the Exhibit Index, which is incorporated by reference herein

(c)    Financial Statements Excluded from Annual Report to Stockholders.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 9, 2015.

SCHOOL SPECIALTY, INC.

By:	/s/ Joseph M. Yorio
Joseph M. Yorio
President and Chief Executive Officer
(Principal Executive Officer)

Each person whose signature appears below hereby constitutes and appoints Joseph M. Yorio and Ryan M. Bohr, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Joseph M. Yorio Joseph M. Yorio	President and Chief Executive Officer and a Director (Principal Executive Officer)	July 9, 2015

/s/ Ryan M. Bohr Ryan M. Bohr	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 9, 2015

/s/ Kevin L. Baehler Kevin L. Baehler	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	July 9, 2015

/s/ James R. Henderson James R. Henderson	Chairman of the Board	July 9, 2015

/s/ Justin Lu Justin Lu	Director	July 9, 2015

INDEX TO EXHIBITS

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation of School Specialty, Inc., as filed on June 11, 2013, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form 8-A of School Specialty, Inc. filed June 11, 2013.

3.2(a)	Bylaws of School Specialty, Inc., dated June 11, 2013, incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form 8-A of School Specialty, Inc. filed June 11, 2013.

3.2(b)	Amended and Restated Bylaws dated July 9, 2014, incorporated herein by reference to Exhibit 3.1(a) of School Specialty, Inc., Current Report on Form 8-K filed July 15, 2014.

10.1	Offer letter by and between School Specialty, Inc. and Patrick T. Collins, dated August 6, 2012, incorporated herein by reference to Exhibit 10.33 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.2	Security and Pledge Agreement dated as of February 27, 2013 by and among School Specialty, Inc., U.S. Bank National Association, et al, incorporated herein by reference to Exhibit 10.35 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.3	Loan Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Bank of America, N.A. as agent, incorporated herein by reference to Exhibit 10.39 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.4	Credit Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent, incorporated herein by reference to Exhibit 10.40 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.5	Guarantee and Collateral Agreement dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Bank of America, N.A., incorporated herein by reference to Exhibit 10.41 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.6	Guarantee and Collateral Agreement dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Credit Suisse AG, as Collateral Agent, incorporated herein by reference to Exhibit 10.42 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.7*	Management Incentive Plan for Fiscal 2014, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated October 28, 2013.

10.8*	Letter to Pat Collins dated September 18, 2013, incorporated by reference to Exhibit 10.2 of School Specialty’s Current Report on Form 8-K dated October 28, 2013.

10.9	Stipulation Approving the Settlement of (I) the Creditors’ Committee’s Appeal of the Make-Whole Order, and (II) the Creditors’ Committee’s Adversary Proceeding, Approved October 24, 2013, incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K filed October 31, 2013.

10.10*	Employment Agreement dated April 23, 2014 between Joseph M. Yorio and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated April 28, 2014.

10.11*	Stock Option Agreement dated April 24, 2014 between Joseph M. Yorio and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated April 28, 2014.

Exhibit Number	Document Description

10.12*	2014 Incentive Plan, incorporated by reference to Exhibit 10.3 of School Specialty’s Current Report on Form 8-K dated April 28, 2014.

10.13*	Form of Executive Stock Option Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 27, 2014.

10.14*	Form of Director Stock Appreciation Right Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 29, 2014.

10.15	Severance Agreement between School Specialty, Inc. and Patrick Collins, dated December 1, 2014, incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated December 1, 2014.

10.16	Severance Agreement between School Specialty, Inc. and Richard Holden, dated December 19, 2014 (incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated December 19, 2014.

10.17	First Amendment, Consent and Limited Waiver to Loan Agreement among School Specialty, Inc., and certain of its subsidiaries, Bank of America, N.A., SunTrust Bank and Bank of Montreal, as lenders, and Bank of America, N.A. as agent for the lender, incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 31, 2014.

10.18	Amendment No. 1 to the Credit Agreement, dated June 11, 2013, among School Specialty, Inc., the lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent for the lender, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 31, 2014.

10.19	Employment Agreement between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 27, 2014.

10.20	Stock Option Agreement by and between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 27, 2014.

10.21	Management Incentive Plan for Fiscal 2015, incorporated herein by reference to Exhibit 10.3 of School Specialty, Inc.’s Current Report on Form 8-K dated October 27, 2014.

10.22	Employment Agreement between School Specialty, Inc. and Edward J. Carr, Jr. dated January 19, 2015, incorporated herein by reference to Exhibit 10.8 of School Specialty, Inc.’s Quarterly Report on Form 10-Q dated October 27, 2014.

10.23	Stock Option Agreement by and between School Specialty, Inc. and Edward J. Carr, Jr. dated January 19, 2015, incorporated herein by reference to Exhibit 10.9 of School Specialty, Inc.’s Quarterly Report on Form 10-Q dated October 27, 2014.

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

21.1	Subsidiaries of School Specialty, Inc.

23.1	Consent of Deloitte & Touche LLP

31.1	Rule13a-14(a)/15d-14(a) Certification, by Chief Executive Officer.

31.2	Rule13a-14(a)/15d-14(a) Certification, by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

Exhibit Number	Document Description

99.1	Schedule II—Valuation and Qualifying Accounts.

101	The following materials from School Specialty, Inc.’s Annual Report on Form 10-K for the year ended April 25, 2015 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.