Form 10-Q
period 2015-07-25
SCHOOL SPECIALTY INC
filed 2015-09-01
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 25, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2015
Common Stock, $0.001 par value	1,000,004

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 25, 2015

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	July 25, 2015	April 25, 2015	July 26, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,645	$8,920	$9,281
Accounts receivable, less allowance for doubtful accounts of $1,341, $1,701, and $984, respectively	135,143	58,685	135,842
Inventories, net	121,236	96,935	109,722
Deferred catalog costs	3,739	7,424	4,497
Prepaid expenses and other current assets	13,668	15,868	19,242
Refundable income taxes	565	1,549	7
Assets held for sale	—	—	2,200

Total current assets	282,996	189,381	280,791
Property, plant and equipment, net	30,091	32,024	38,557
Goodwill	21,588	21,588	21,588
Intangible assets, net	40,153	41,055	47,130
Development costs and other	26,553	28,187	34,132
Deferred taxes long-term	4	2	13
Investment in unconsolidated affiliate	715	715	715

Total assets	$402,100	$312,952	$422,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$70,844	$25,644	$72,475
Accounts payable	65,445	41,587	53,443
Accrued compensation	8,190	7,341	7,376
Deferred revenue	3,164	2,490	2,926
Other accrued liabilities	15,515	11,724	16,672

Total current liabilities	163,158	88,786	152,892
Long-term debt - less current maturities	156,635	156,549	156,331
Other liabilities	1,122	1,240	998

Total liabilities	320,915	246,575	310,221

Commitments and contingencies - Note 18

Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	1	1
Capital in excess of par value	118,804	118,544	119,391
Accumulated other comprehensive loss	(1,561)	(1,151)	(216)
Accumulated deficit	(36,059)	(51,017)	(6,471)

Total stockholders’ equity	81,185	66,377	112,705

Total liabilities and stockholders’ equity	$402,100	$312,952	$422,926

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	Three Months Ended July 25, 2015	Three Months Ended July 26, 2014

Revenues	$199,530	$199,469
Cost of revenues	121,528	120,903

Gross profit	78,002	78,566
Selling, general and administrative expenses	57,734	61,942
Facility exit costs and restructuring	192	133

Operating income	20,076	16,491

Other expense (income):
Interest expense	5,038	5,275
Change in fair value of interest rate swap	(58)	(13)
Reorganization items, net	—	271

Income before provision for (benefit from) income taxes	15,096	10,958
Provision for (benefit from) income taxes	138	(56)

Net income	$14,958	$11,014

Weighted average shares outstanding:
Basic	1,000	1,000
Diluted	1,000	1,000

Net Income per Share:
Basic	$14.96	$11.01
Diluted	$14.96	$11.01

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended July 25, 2015	Three Months Ended July 26, 2014
Net income	$14,958	$11,014
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(410)	198

Total comprehensive income	$14,548	$11,212

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Three Months Ended July 25, 2015	Three Months Ended July 26, 2014
Cash flows from operating activities:
Net income	$14,958	$11,014
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible asset amortization expense	4,124	4,370
Amortization of development costs	2,245	3,671
Amortization of debt fees and other	599	582
Change in fair value of interest rate swap	(58)	(13)
Share-based compensation expense	260	—
Deferred taxes	2	28
Non-cash interest expense	450	799
Changes in current assets and liabilities:
Accounts receivable	(76,607)	(73,161)
Inventories	(24,311)	(16,328)
Deferred catalog costs	3,685	3,560
Prepaid expenses and other current assets	3,178	(1,397)
Accounts payable	24,149	10,397
Accrued liabilities	5,044	980

Net cash used in operating activities	(42,282)	(55,498)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,307)	(2,770)
Investment in product development costs	(986)	(1,538)
Proceeds from disposal of property, plant and equipment	14	11

Net cash used in investing activities	(2,279)	(4,297)

Cash flows from financing activities:
Proceeds from bank borrowings	104,558	106,766
Repayment of bank borrowings	(59,721)	(46,698)

Net cash provided by financing activities	44,837	60,068

Effect of exchange rate changes on cash	(550)	—

Net increase/(decrease) in cash and cash equivalents	(274)	273
Cash and cash equivalents, beginning of period	8,920	9,008

Cash and cash equivalents, end of period	$8,645	$9,281

Supplemental disclosures of cash flow information:
Interest paid	$3,943	$3,848
Income taxes paid, net	$232	$164
Bankruptcy related reorganization costs paid (included in operating activities, above)	$—	$266

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature unless otherwise noted) considered necessary for a fair presentation have been included. The balance sheet at April 25, 2015 has been derived from School Specialty, Inc.’s (“School Specialty” or the “Company”) audited financial statements for the fiscal year ended April 25, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 25, 2015.

During the period January 28, 2013 through June 11, 2013, School Specialty, Inc. and certain of its subsidiaries operated as debtors-in-possession under bankruptcy court jurisdiction (see Note 3). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, for periods including and subsequent to the filing of the Chapter 11 petition, all expenses, gains and losses that resulted from the reorganization were reported separately as reorganization items in the Consolidated Statements of Operations. Net cash used for reorganization items was disclosed separately in the Consolidated Statements of Cash Flows.

As discussed in Note 4 – Fresh Start Accounting, as of June 11, 2013 (the “Effective Date”), the Company adopted fresh start accounting in accordance with ASC 852. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes.

The Company has changed its fiscal year end from the last Saturday in April to the last Saturday in December. The Company plans to report its financial results for the period of April 26, 2015 to December 26, 2015 on a transition report on Form 10-K and to thereafter file reports for the periods based on the new fiscal year. The April 26, 2015 to December 26, 2015 period will be referred to as the “short year 2015” in these consolidated financial statements and related notes to the consolidated financial statements. Prior to filing the transition report, the Company will file its quarterly reports on Form 10-Q for the quarters ending July 25, 2015 and October 24, 2015. The first two quarters of the transition period, or “short year 2015,” will be consistent with their respective prior year quarters. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2015” and “fiscal 2014” refer to the Company’s fiscal years ended April 25, 2015 and April 26, 2014, respectively.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 on its consolidated financial statements.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 3 – BANKRUPTCY PROCEEDINGS

On January 28, 2013 (the “Petition Date”), School Specialty and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

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

For further details on the bankruptcy proceedings, see Note 3 of the Annual Report on Form 10-K for the year ended April 25, 2015.

NOTE 4 – FRESH START ACCOUNTING

On the Effective Date, the Company adopted fresh start accounting and reporting in accordance with FASB ASC 852. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Fresh start reporting generally requires resetting the historical net book value of assets and liabilities to fair value as of the Effective Date by allocating the entity’s enterprise value as set forth in the Reorganization Plan to its assets and liabilities pursuant to accounting guidance related to business combinations. Accordingly, the financial statements on or prior to the Effective Date are not comparable with the financial statements for periods after such date.

For further details on fresh start accounting, see Note 4 of the Annual Report on Form 10-K for the year ended April 25, 2015.

NOTE 5 – REORGANIZATION ITEMS, NET

Reorganization items directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code have been recorded on a separate line item on the condensed consolidated statements of operations. For the three months ended July 26, 2014, the Company incurred $271 of reorganization costs, which consisted of professional fees associated with the Chapter 11 Case. There were no reorganization costs recorded for the three months ended July 25, 2015.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that either all, or some portion, of the deferred tax assets will not be realized. The realization is dependent upon the future generation of taxable income, reversal of deferred tax liabilities, tax planning strategies, and expiration of tax

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

attribute carryovers. As a result, the Company had concluded that the realization of a majority of the deferred tax assets did not meet the more likely than not threshold, and recorded a tax valuation allowance. As of April 25, 2015, the Company had a full valuation allowance in the amount of $41,705. As of July 25, 2015 there remained a full valuation allowance against all the Company’s deferred tax assets. As of July 25, 2015, the Company had an immaterial amount of unremitted earnings from foreign investments.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at July 25, 2015, April 25, 2015 and July 26, 2014, was $510, $503, and $398, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity during the three months ended July 25, 2015 and July 26, 2014, were as follows:

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, April 25, 2015	$1	$118,544	$(51,017)	$(1,151)	$66,377
Net income	—	—	14,958	—	14,958
Share-based compensation expense	—	260	—	—	260
Foreign currency translation adjustment	—	—	—	(410)	(410)

Balance, July 25, 2015	$1	$118,804	$(36,059)	$(1,561)	$81,185

Balance, April 26, 2014	$1	$120,955	$(17,485)	$(414)	$103,057
Net income	—	—	11,014	—	11,014
Foreign currency translation adjustment	—	—	—	198	198
Change in Fresh Start estimate	—	(1,564)	—	—	(1,564)

Balance, July 26, 2014	$1	$119,391	$(6,471)	$(216)	$112,705

In the first quarter of fiscal 2015, the Company revised its fresh-start estimate for the amount of deferred cash payment obligations (see Note 14 – Debt). The change in estimate is related to an increased number of unsecured trade creditors which elected to provide the Company customary trade terms which entitled those creditors to a 45% recovery of their unsecured claim rather than a 20% recovery. This change in estimate resulted in a decrease of $1,564 to equity and a corresponding increase in long-term debt.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 8 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended July 25, 2015:
Basic EPS	$14,958	1,000	$14.96

Effect of dilutive stock options	—	—

Basic and diluted EPS	$14,958	1,000	$14.96

Three months ended July 26, 2014:
Basic EPS	$11,014	1,000	$11.01

Effect of dilutive stock options	—	—

Basic and diluted EPS	$11,014	1,000	$11.01

The Company had stock options outstanding of 73 for the three months ended July 25, 2015, which were not included in the computation of diluted EPS because they were anti-dilutive. The Company did not have any stock options outstanding during the three months ended July 26, 2014.

NOTE 9 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

As of July 25, 2015, the Company had one share-based employee compensation plan; the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. On April 24, 2014, School Specialty, Inc.’s CEO was awarded 33 stock options under the 2014 Plan. Other members of management were awarded 65 stock options during fiscal 2015, 25 of which were cancelled in fiscal 2015 subsequent to the award due to terminations of employment. September 4, 2014, the date on which the stockholders approved the 2014 Plan, was considered the grant date, or measurement date, for those awards issued prior to this date. As such, those awards made prior to September 4, 2014 were not considered outstanding and no expense associated with those awards was recognized prior to that date. There were 68 stock options awarded prior to the measurement date.

The 33 stock options that were awarded to the Company’s CEO will vest as to one-fourth of the options on the first four anniversaries of the date of the award. The options that were awarded to other members of management will vest as to one-half of the options on the second anniversary of the date of the award and as to one-fourth of the options on each of the third and fourth anniversaries of the award date.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

A summary of option transactions for the three months ended July 25, 2015 and July 26, 2014 were as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at April 25, 2015	73	$130.00	8	$130.00
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—

Balance at July 25, 2015	73	$130.00	8	$130.00

Balance at April 26, 2014	—	$—	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—

Balance at July 26, 2014	—	$—	—	$—

The following table presents the share-based compensation expense recognized for the three months ended July 25, 2015 and July 26, 2014:

	Three Months Ended		Three Months Ended
	July 25, 2015		July 26, 2014
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$260	260	$—	—

Total stock-based compensation expense	$260		$—

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. The income tax benefit recognized related to share-based compensation expense was $0 and $0 for three months ended July 25, 2015 and July 26, 2014, respectively.

The total unrecognized share-based compensation expense as of July 25, 2015 and July 26, 2014 was as follows:

	July 25, 2015	July 26, 2014
Stock Options, net of estimated forfeitures	$3,161	$—

There were no options granted during either the three months ended July 25, 2015 or July 26, 2014.

On May 28, 2014, the Board granted 6 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. Prior to the approval of the 2014 Plan at the Annual Meeting of Stockholders on September 4, 2014, the SARs were not considered outstanding, nor granted and therefore no expense was recognized prior to this date. Each SAR has a grant date value of $130 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. Since the Company’s stock trading price was less than each SAR’s exercise price as of the three months ended July 25, 2015, no expense was recorded for each SAR. The SARs will vest as to one-half of the SARs on the second anniversary of the date of grant and as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. Total SARs that remain outstanding as of July 25, 2015 are 11 as 6 SARs have been canceled due to the death of a non-employee Board member.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

July 25, 2015	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(1,884)	$9,416
Publishing rights (20 years)	4,000	(433)	3,567
Trademarks (20 years)	22,700	(2,460)	20,240
Developed technology (7 years)	6,600	(2,042)	4,558
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(520)	680
Favorable leasehold interests (10 years)	2,160	(468)	1,692

Total intangible assets	$52,360	$(12,207)	$40,153

April 25, 2015	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(1,666)	$9,634
Publishing rights (20 years)	4,000	(383)	3,617
Trademarks (20 years)	22,700	(2,175)	20,525
Developed technology (7 years)	6,600	(1,808)	4,792
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(460)	740
Favorable leasehold interests (10 years)	2,160	(414)	1,746

Total intangible assets	$52,360	$(11,306)	$41,055

July 26, 2014	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(1,014)	$10,286
Publishing rights (20 years)	4,000	(233)	3,767
Trademarks (20 years)	22,700	(1,324)	21,376
Developed technology (7 years)	6,600	(1,100)	5,500
Content (5 years)	4,400	(1,027)	3,373
Perpetual license agreements (5 years)	1,200	(280)	920
Favorable leasehold interests (10 years)	2,160	(252)	1,908

Total intangible assets	$52,360	$(5,230)	$47,130

The gross values were determined by the valuation which was performed as part of the fresh start accounting. In addition to the intangible assets above, the Company recorded $21,588 of goodwill. In the fourth quarter of fiscal 2015, the Company recorded an impairment for $2,713 related to the Content intangible asset, which reduced the net book value of the intangible asset to zero as of April 25, 2015. This impairment was related to the Company’s strategy to reduce future investments in digital content and digital delivery for its Agenda product category.

Intangible asset amortization expenses were included in selling, general and administrative expense. Intangible asset amortization expense for the three months ended July 25, 2015 and July 26, 2014, was $902 and $1,121, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Intangible asset amortization expense for each of the five succeeding fiscal years and the remainder of short year 2015 is estimated to be:

Short Year 2015 (five months remaining)	$1,501
Fiscal 2016	3,603
Fiscal 2017	3,603
Fiscal 2018	3,463
Fiscal 2019	3,363
Fiscal 2020	2,813

The table below shows the allocation to the segments of the recorded goodwill as of July 25, 2015. There were no changes during the three month periods ending July 25, 2015 and July 26, 2014.

	Distribution Segment	Curriculum Segment	Total

Fresh Start Valuation:
Goodwill	$14,666	$6,922	$21,588

Balance at July 25, 2015	$14,666	$6,922	$21,588

NOTE 11 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company holds a 35% interest, accounted for under the cost method, in Carson-Dellosa Publishing, which is accounted for under the cost method as the Company does not have significant influence over the investee.

The investment in unconsolidated affiliate consisted of the following:

	Percent Owned	July 25, 2015	April 25, 2015	July 26, 2014
Carson- Dellosa Publishing, LLC	35%	$715	$715	$715

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 25, 2015	April 25, 2015	July 26, 2014
Projects in progress	$4,778	$5,585	$5,146
Buildings and leasehold improvements	3,337	3,302	3,699
Furniture, fixtures and other	38,353	36,464	34,818
Machinery and warehouse equipment	11,564	11,394	9,149

Total property, plant and equipment	58,032	56,745	52,812
Less: Accumulated depreciation	(27,941)	(24,721)	(14,255)

Net property, plant and equipment	$30,091	$32,024	$38,557

Depreciation expense for the three months ended July 25, 2015 and July 26, 2014, was $3,222 and $3,249, respectively.

NOTE 13 – ASSETS HELD FOR SALE

In fiscal 2014, a company-wide process improvement program was launched to better align the Company’s operating groups, enhance systems and processes and drive efficiency throughout the organization to improve the customer experience. As part of this program, the Salina, Kansas facility was closed in the third quarter of fiscal 2014. The Salina distribution center ceased processing customer shipments in the second quarter of fiscal 2014. The facility was classified as held for sale on the July 26, 2014 consolidated balance sheet. In the fourth quarter of

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

fiscal 2015 the asset was sold for $1,598. Accordingly, the Company recorded a loss on the sale of $602in the fourth quarter of fiscal 2015. The proceeds realized from the sale were used to reduce the balance on the New ABL Facility (as defined below).

NOTE 14 – DEBT

Long-term debt consisted of the following:

	July 25, 2015	April 25, 2015	July 26, 2014
New ABL Facility, maturing in 2018	$69,400	$24,200	$71,900
New Term Loan, maturing in 2019	142,100	142,462	142,681
New Term Loan Original Issue Discount	(2,045)	(2,153)	(2,352)
Deferred Cash Payment Obligations, maturing in 2019	18,024	17,684	16,577

Total debt	227,479	182,193	228,806
Less: Current maturities	(70,844)	(25,644)	(72,475)

Total long-term debt	$156,635	$156,549	$156,331

ABL Facility

On June 11, 2013, the Company entered into a Loan Agreement (the “Asset-Based Credit Agreement”) by and among the Company, Bank of America, N.A, as Agent, SunTrust Bank, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Bookrunners, and the Lenders that are party to the Asset-Based Credit Agreement (the “Asset-Based Lenders”). In the third quarter of fiscal 2015, the Company amended the Asset-Based Credit Agreement facility. The main purpose for the amendment was to provide the Company additional flexibility in its execution of certain restructuring actions by increasing the cap on the amount that may be added back under the definition of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves and cash expenses relating to earn outs or similar obligations.

Under the Asset-Based Credit Agreement, the Asset-Based Lenders agreed to provide a revolving senior secured asset-based credit facility (the “New ABL Facility”) in an aggregate principal amount of $175,000. As of August 7, 2015, the aggregate commitments were permanently reduced, at the election of the Company, by $50,000, from $175,000 to $125,000 (see Note 19- Subsequent Events). Outstanding amounts under the New ABL Facility will bear interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest rate elected by the Company, the fixed charge coverage ratio under the New ABL Facility and the applicable point in the life of the New ABL Facility) (the “Applicable Margin”), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the New ABL Facility bearing interest based upon the Base Rate will be due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate will be due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

The effective interest rate under the New ABL Facility for the three months ended July 25, 2015 was 6.14%, which includes amortization of loan origination fees of $295 and commitment fees on unborrowed funds of $153. As of July 25, 2015, the outstanding balance on the New ABL Facility was $69,400, which was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

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

Term Loan

Also on June 11, 2013, the Company entered into a Credit Agreement (the “New Term Loan Credit Agreement”) among the Company, Credit Suisse AG, as Administrative Agent and Collateral Agent, and the Lenders defined in the New Term Loan Credit Agreement (the “Term Loan Lenders”). In the third quarter of fiscal 2015, the Company amended the New Term Loan Credit Agreement. The main purpose for the amendment was to provide the Company additional flexibility in its execution of certain restructuring actions by increasing the cap on the amount that may be added back under the definition of consolidated EBITDA for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves and cash expenses relating to earn outs or similar obligations.

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

The effective interest rate under the term loan credit facility for the three months ended July 25, 2015 was 10.64%, which includes amortization of loan origination fees of $302 and original issue discount amortization of $108. As of July 25, 2015, the outstanding balance on the New Term Loan Credit Agreement was $140,055, net of the unamortized original issue discount. Of this amount, $1,444 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. The original issue discount is being amortized as additional interest expense on a straight-line basis over the life of the New Term Loan.

The New Term Loan matures on June 11, 2019. The New Term Loan Credit Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including: (1) certain dispositions of property, divisions, business units or business lines; and (2) other issuances of debt other than Permitted Debt (as defined in the New Term Loan Credit Agreement). The New Term Loan Credit Agreement also requires prepayments at specified levels from the Company’s excess cash flow. The Company is also permitted to voluntarily prepay the New Term Loan in whole or in part. Any prepayments are to be made at par, plus an early payment fee calculated in accordance with the terms of the New Term Loan Credit Agreement, as amended, if prepaid prior to October 31, 2016.

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

The New Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments.

The New Term Loan required the Company to enter into an interest rate hedge, within 90 days of the Effective Date, in an amount equal to at least 50% of the aggregate principal amount outstanding under the New Term Loan. The purpose of the interest rate hedge is to effectively subject a portion of the New Term Loan to a fixed or maximum interest rate. As such, the Company entered into an interest rate swap agreement on August 27, 2013 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at July 25, 2015 was $72,500. The fair value of the derivative increased as of the end of first quarter short year 2015 compared to the end of fiscal 2015 by $58 and a gain of $58 was recognized for the quarter. The gain for the first quarter of short year 2015 was recorded in “Change in fair value of interest rate swap” on the condensed consolidated statement of operations.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate per annum of 1.485% and the counterparty will pay the Company interest on the notional amount at a variable rate per annum equal to the greater of 1-month LIBOR or 1.0%. The 1-month LIBOR rate applicable to this agreement was 0.189% at July 25, 2015. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 1-month LIBOR fluctuates.

The company has estimated the fair value of its Term Loan (valued under Level 3) as of July 25, 2015 approximated the carrying value of $142,100.

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

The Company’s reconciliation of general unsecured claims was completed in fiscal 2015. As of July 25, 2015, the Company’s deferred payment obligations were $18,024, of which $3,045 represents a 20% recovery for the creditors and $12,070 represents a 45% recovery for the creditors with the remaining $2,909 related to accrued paid-in-kind interest.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 15 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) during the three months ended July 25, 2015 and July 26, 2014 were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at April 25, 2015	$(1,151)
Other comprehensive loss before reclassifications	(410)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at July 25, 2015	$(1,561)

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at April 26, 2014	$(414)
Other comprehensive income before reclassifications	198
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at July 26, 2014	$(216)

NOTE 16 – RESTRUCTURING

In the first three months of short year 2015 and fiscal 2015, the Company recorded restructuring costs associated with the closure or disposal of distribution centers and severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs for the three months ended July 25, 2015 and July 26, 2014:

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at April 25, 2015	$—	$—	$1,579	$1,579
Amounts charged to expense	—	—	184	184
Payments	—	—	(968)	(968)

Accrued Restructuring Costs at July 25, 2015	$—	$—	$795	$795

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at April 26, 2014	$—	$58	$135	$193
Amounts charged to expense	15	—	97	112
Payments	(15)	(58)	(159)	(232)

Accrued Restructuring Costs at July 26, 2014	$—	$—	$73	$73

The $184 and $112 charged for the three months ended July 25, 2015 and July 26, 2014, respectively, were included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

NOTE 17 – SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Distribution and Curriculum, which also constitute its reportable segments. The Company operates principally in the United States, with limited operations in Canada. The Distribution segment offers products primarily to the pre-kindergarten through twelfth grade (“preK-12”) education market that include basic classroom supplies and office products, instructional teaching materials, indoor and outdoor furniture and equipment, physical education equipment, classroom technology, and planning and organizational products. The Curriculum segment is a publisher of proprietary and non-proprietary core, supplemental and intervention curriculum in the categories of science, math, reading and intervention in the preK-12 education market. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies as included in the Company’s Form 10-K for the fiscal year ended April 25, 2015.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended July 25, 2015	Three Months Ended July 26, 2014

Revenues:
Distribution	$170,629	$166,669
Curriculum	28,901	32,800
Corporate and intercompany eliminations	—	—

Total	$199,530	$199,469

Operating income (loss) and income (loss) before taxes:
Distribution	$15,509	$13,548
Curriculum	5,128	5,618
Corporate and intercompany eliminations (1)	(561)	(2,675)

Operating income	20,076	16,491
Interest expense and reorganization items, net	4,980	5,533

Income before provision for income taxes	$15,096	$10,958

	July 25, 2015	April 25, 2015	July 26, 2014
Identifiable assets:
Distribution	$285,752	$200,510	$293,413
Curriculum	98,732	94,538	110,558
Corporate assets	17,616	17,904	18,955

Total	$402,100	$312,952	$422,926

	Three Months Ended July 25, 2015	Three Months Ended July 26, 2014

Depreciation and amortization of intangible assets and development costs:
Distribution	$3,081	$3,947
Curriculum	3,288	4,094

Total	$6,369	$8,041

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$1,197	$2,675
Curriculum	1,096	1,633

Total	$2,293	$4,308

(1)	Operating expenses in Corporate for the three month period ended July 25, 2015 and July 26, 2014 were $561 and $2,675, respectively. These amounts included restructuring and facility exit costs, costs incurred to implement process improvement actions and other professional fees.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 19 – SUBSEQUENT EVENTS

On July 31, 2015, the Company gave notice under the Asset-Based Credit Agreement that is was electing to permanently reduce the aggregate commitments under the Asset-Based Credit Agreement by $50,000,000 from $175,000,000 to $125,000,000, on a ratable basis for all lenders, effective as of August 7, 2015. The Company believes that this reduction will enable the Company to reduce its annual interest expense through lower commitment fees, and that the commitments as reduced will continue to provide sufficient borrowing capacity for the remaining term of the agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Quarterly Overview

School Specialty is a leading distributor of supplies, furniture, technology products, supplemental learning products (“instructional solutions”) and curriculum solutions, primarily to the education marketplace. The Company provides educators with its own innovative and proprietary products and services, from basic school supplies to 21st century classroom designs to Science, Reading, Language and Math teaching materials, as well as planning and development tools. Through its nationwide distribution network, School Specialty also provides its customers with access to a broad spectrum of trusted, third-party brands across its business segments. This assortment strategy enables the Company to offer a broad range of products primarily serving the preK-12 education market at the state, district and school levels. The Company is expanding its presence outside the education market into channels such as e-commerce partnerships with e-tailers and retailers and the healthcare facilities.

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

In fiscal 2015, the Company completed an organizational realignment to drive growth, achieve efficiencies, and increase profit margins. These organizational realignment actions included the following:

•	Sales Force Realignment – This included adapting the sales force to a newly implemented coverage model to improve customer service, increase customer touch points, and grow revenues. This included the expansion of the Company’s inside sales organization in order to increase contact with smaller districts.

•	Top Grading Assessments – This included a review of business functions and employee performance.

•	Right-Sizing the Organization – This included integrating disparate departments across the organization to optimize operational efficiency and to match the employee footprint to the size of the business. This resulted in better aligning departments in a shared service model.

The implementation of these actions was completed in fiscal 2015. These actions resulted in lowering the employee count to 1,180 by the end of fiscal 2015, or approximately 19% less than the number of associates as of the beginning of fiscal 2015, while consolidating redundant roles and activities. We estimate the annualized impact of these actions will decrease our SG&A costs by approximately $20 million. The current employee count is approximately 1,170 as of July 25, 2015.

While remaining focused on lowering costs through consolidation and process improvements, the Company is equally focused on revenue growth. While overall revenue was relatively stable in fiscal 2015, product categories with revenue growth were offset by categories that continued to have revenue declines. The Company believes it can generate revenue growth through initiatives that improve or enhance:

•	Collaboration among sales, marketing, merchandising, and operations;

•	Product innovation;

•	Product category specific sales and support expertise;

•	Effectiveness of the sales model; and

•	Customer experiences.

Results of Operations

Three Months Ended July 25, 2015 Compared to Three Months Ended July 26, 2014

Revenues

Revenue for the three months ended July 25, 2015 was relatively flat compared to the three months ended July 26, 2014.

Distribution segment revenues increased 2.4%, or $4.0 million, from the three months ended July 26, 2014. Revenue from our Supplies and Furniture product lines increased by $5.4 million and $3.9 million, respectively, which offset the decline of $4.5 million in the Agenda category. The increase in the Supplies product category is related to strong performance in the fulfillment centers as improved order cycle time and improved on-time order performance combined to result in a significant reduction in our open orders at quarter end as compared to last year’s first quarter end. The Company anticipates the operational improvements in the fulfillment centers improve the customer experience and confidence in the Company which will ultimately result in increased orders. The increased revenues in our Furniture category was related to increased spending in new school construction which is projected to be up 16% in 2015, strong growth in our private label furniture lines, the introduction of new products and more effective marketing efforts. Revenues in the Agenda category have continued to decline as we believe schools have de-emphasized paper-based planners and shifted remaining purchases to those with less content and, thus, lower average selling prices.

Curriculum segment revenues decreased 11.9%, or $3.9 million, from the three months ended July 26, 2014. While $3.3 million of the decline was in the Science product category, we believe that the majority of this decrease was due to the timing of order shipments. Strong acceptance in the current year for the Science unit’s new curriculum which is aligned with Next Generation Science Standards has contributed a volume of orders that is helping to offset prior year revenue from the Texas adoption of state science curriculum.

Gross Profit

Gross margin for the three months ended July 25, 2015 was 39.1% as compared to 39.4% for the three months ended July 26, 2014.

Distribution segment gross margin was 36.6% for the three months ended July 25, 2015 as compared to 37.1% for the three months ended July 26, 2014. A change in mix within the segment driven by a decline in Agenda revenues and an increase in Furniture revenues, reduced gross margin by approximately 60 basis points. The impact of mix was partially offset by overall improved gross margin rate at the category level which netted a 10 basis point positive impact.

Curriculum segment gross margin was 54.0% for the three months ended July 25, 2015 as compared to 51.1% for the three months ended July 26, 2014. A decrease in product development amortization of $1.2 million in the first quarter of short year 2015 as compared to the first quarter of fiscal 2015 resulted in 270 basis points of gross margin improvement.

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

SG&A decreased $4.2 million from $61.9 million for the three months ended July 26, 2014 to $57.7 million for the three months ended July 25, 2015. As a percent of revenue, SG&A decreased from 31.1% for the three months ended July 26, 2014 to 28.9% for the three months ended July 25, 2015.

SG&A attributable to the Distribution and Curriculum segments decreased $2.1 million and Corporate SG&A decreased $2.1 million in the first three months as compared to last year’s first three months.

Distribution segment SG&A decreased $1.4 million, or 2.9%, from $48.3 million for the three months ended July 26, 2014 to $46.9 million for the three months ended July 25, 2015. Compensation and benefit costs for the

Distribution segment decreased $2.0 million. The number of full-time associates in the Distribution segment as of July 25, 2015 has been reduced by approximately 19% as compared to the first quarter of fiscal 2014. As planned, approximately $1.0 million of the savings associated with the reduction in the number of associates was offset by incremental expense related to outsourcing a portion of our customer care call center and transferring certain fulfillment activities to a third-party logistics provider to better service west coast customers. By outsourcing certain customer service activities, the Company believes it can more efficiently adjust its cost structure to the seasonality of the business. Approximately 5% of the Distribution segment’s fulfillment activities are expected to be completed by the third-party logistics provider. The resulting shorter lead times for west coast customers is expected to lead to revenue growth from these customers. Depreciation and amortization expense decreased by $0.5 million related to both lower capital expenditures in the prior year and the write-off in the fourth quarter of fiscal 2015 of amortizable intangible assets for the Company’s Agenda product category. Distribution segment SG&A decreased as a percent of revenue from 29.0% for the three months ended July 26, 2014 to 27.5% for the three months ended July 25, 2015.

Curriculum segment SG&A decreased $0.6 million, or 5.9%, from $11.1 million for the three months ended July 26, 2014 to $10.5 million for the three months ended July 25, 2015. Compensation and benefit costs for the Curriculum segment decreased $1.4 million due to a reduction in headcount. The number of full-time associates in the Curriculum segment as of July 25, 2015 has been reduced by approximately 29% as compared to the first quarter of fiscal 2015. Depreciation and amortization increased by $0.3 million. Curriculum segment SG&A increased as a percent of revenue from 33.9% for the three months ended July 26, 2014 to 36.3% for the three months ended July 25, 2015, primarily due to the decreased revenue.

Corporate SG&A decreased by $2.1 million for the three months ended July 25, 2015 as compared to the three months ended July 26, 2015, from $2.5 million to $0.4 million. The costs in the prior year were related primarily to transition expenses associated with transferring the majority of the fulfillment activities to the Mansfield, Ohio distribution center and consulting fees associated with process improvement initiatives. These costs did not recur in the current short year period.

Facility exit costs and restructuring

In the first three months of short year 2015, the Company recorded $0.2 million of restructuring charges related primarily to severance.

In the first quarter of fiscal 2015, the Company recorded $0.1 million of restructuring charges related primarily to severance.

Interest Expense

Interest expense decreased $0.3 million, from $5.3 million for the three months ended July 26, 2014 to $5.0 million for the three months ended July 25, 2015, which was primarily due to a decrease in non-cash interest associated with the Company’s deferred payment obligations. In last year’s quarter ended July 26, 2014, the principal balance of the Company’s deferred cash payment obligations were increased as a result of an adjustment to the fresh start accounting estimate. Accordingly, an incremental $0.4 million of non-cash interest was recorded in last year’s first quarter related to the change in estimate. The decrease in the non-cash interest associated with deferred payment obligations was partially offset with $0.1 million of additional interest expense on the New ABL Facility as the daily average balance of the New ABL Facility was higher during the three months ended July 25, 2015 as compared to the three months ended July 26, 2014.

Change in Fair Value of Interest Rate Swap

The Company has an interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at July 25, 2015 was $72.5 million. As of July 25, 2015, the fair value of the derivative increased by less than $0.1 million and, accordingly, a non-cash gain of less than $0.1 million was recorded.

Reorganization Items, Net

In the three months ended July 26, 2014, the Company recorded a $0.3 million net reorganization loss. This consists of professional advisory fees and other costs related to the continued implementation of the Reorganization Plan and the resolution of unresolved claims. The Company did not record reorganization items in the three months ended July 25, 2015, nor does it expect to incur significant costs related to the Reorganization Plan in future periods. The Chapter 11 Case is expected to be closed during the Company’s second quarter of short year 2015.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $0.1 million for the three months ended July 25, 2015 as compared to a benefit from income taxes of $0.1 million for the three months ended July 26, 2014.

The effective rate for the three months ended July 25, 2015 and the three months ended July 26, 2014 was 0.9% and -0.5%, respectively. The tax provision recorded for the three months ended July 25, 2015 were related to foreign and state taxes. As future realization of deferred tax assets, including net operating loss carryforwards, did not meet the more likely than not threshold, the Company recorded a full valuation allowance as of July 25, 2015. As such, the Company anticipates that its effective tax rate for the short year 2015 to be, similar to prior years, significantly lower than the statutory rate. The benefit recorded in the three months ended July 26, 2014 is related to foreign tax true-ups. The Company does not expect to have taxable income in short year 2015. Due to the inability to forecast the utilization of net operating losses in future years, the Company did not record a federal tax benefit.

Liquidity and Capital Resources

At July 25, 2015, the Company had net working capital of $119.9 million. The Company’s capitalization at July 25, 2015 was $300.1 million and consisted of total debt, net of cash, of $218.9 million and stockholders’ equity of $81.2 million.

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

The Asset-Based Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to a springing financial covenant relating to the Company’s fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during the three months ended July 25, 2015.

On July 31, 2015, the Company gave notice under the Asset-Based Credit Agreement that it was electing to permanently reduce the aggregate commitments under the Asset-Based Credit Agreement by $50,000,000 from $175,000,000 to $125,000,000, on a ratable basis for all lenders, effective as of August 7, 2015. The Company believes that this reduction will enable the Company to reduce its annual interest expense through lower commitment fees, and that the commitments as reduced will continue to provide sufficient borrowing capacity for the remaining term of the agreement.

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

The New Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants that commenced on the fiscal quarter ending October 26, 2013, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during the three months ended July 25, 2015.

On October 31, 2014 the Company obtained amendments to both its Asset-Based Credit Agreement and New Term Loan Credit Agreement. The amendments provide the Company additional flexibility in its execution of certain restructuring actions by increasing the dollar amount of EBITDA covenant add backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves and cash expenses relating to earn outs or similar obligations. The Company closely evaluates its ability to remain in compliance with the financial covenants under the Asset-Based Credit Agreement and New Term Loan Credit Agreement. Based on current projections, the Company believes it will maintain compliance with these financial covenants through the next twelve months.

Net cash used in operating activities was $42.3 million and $55.5 million for the three months ended July 25, 2015 and July 26, 2014, respectively. A $4.0 million increase in net income in the three months ended July 25, 2015 as compared to the three months ended July 26, 2104 contributed to the improvement. However, a portion of this improvement related to a reduction in non-cash charges. The balance of the improvement related to year-over-year changes in net working capital. The largest variance within net working capital was an increase in the Company’s accounts payable balance of $24.1 million in the current year’s first quarter as compared to an increase of $10.4 million in the prior year’s first quarter. Approximately $6.2 million of this accounts payable growth was offset by incremental inventory purchases in the current year’s first quarter and the remaining increase of $7.3 million was related primarily to the timing of payments.

Net cash used in investing activities was $2.3 million and $4.3 million for the three months ended July 25, 2015 and July 26, 2014, respectively. The decrease was primarily due to $1.6 million of capital improvements made during the first quarter of last year in our distribution center in Mansfield, Ohio related to the reconfiguration of the distribution network.

Net cash provided by financing activities was $44.8 and $60.1 million for the three months ended July 25, 2015 and July 26, 2014, respectively. The decrease of $15.2 million relates to the reduction in net cash used in both operating and investing activities in the first quarter of short year 2015. Outstanding borrowings on the New ABL Facility were $69.4 million as July 25, 2015, while the excess availability on that date for the New ABL Facility was $77.5 million. The Company elected to permanently reduce the overall commitments under the New ABL Facility, from $175.0 million to $125.0 million, effective August 7, 2015. Had the reduction in the overall commitments been effective as of the end of the first quarter of short year 2105, excess availability under the New ABL Facility would have have been $49.4 million.

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

Forward-Looking Statements

Statements in this Quarterly Report which are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to our internal growth plans, projected revenues and revenue growth, margin improvement, capital expenditures, adequacy of capital resources and ability to comply with financial covenants; and (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues,” “projects” or similar expressions.

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by us or on our behalf, in this Quarterly Report or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 25, 2015.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Annual Report on Form 10-K for the fiscal year ended April 25, 2015.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the period covered by this quarterly report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were not effective for the purposes set forth in the definition of the Exchange Act rules due to a material weakness in internal control over financial reporting related to the design of controls over non-routine accounting matters did not establish sufficient segregation of duties between analyzing non-routine accounting matters and performing sufficient detailed reviews of the analysis and accounting conclusions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended July 25, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

September 1, 2015	/s/ Ryan M. Bohr
Date	Ryan M. Bohr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

September 1, 2015	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 2 to the Credit Agreement, dated June, 2015, among School Specialty, Inc., lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent for the lenders,

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended July 25, 2015 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.