Form 10-Q
period 2015-10-24
SCHOOL SPECIALTY INC
filed 2015-12-02
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 24, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 1, 2015
Common Stock, $0.001 par value	1,000,004

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 24, 2015

		Page Number

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at October 24, 2015, April 25, 2015 and October 25, 2014	2

	Condensed Consolidated Statements of Operations for the Three Months Ended October 24, 2015 and October 25, 2014 and for the Six Months Ended October 24, 2015 and October 25, 2014	3

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended October 24, 2015 and October 25, 2014 and for the Six Months Ended October 24, 2015 and October 25, 2014	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 24, 2015 and October 25, 2014	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	21

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4.	CONTROLS AND PROCEDURES	31

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	32

Index

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands)

	October 24, 2015	April 25, 2015	October 25, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,642	$8,920	$10,253
Accounts receivable, less allowance for doubtful accounts of $1,291, $806, and $1,145, respectively	129,408	58,685	117,990
Inventories, net	81,297	96,935	70,147
Deferred catalog costs	1,318	7,424	2,351
Prepaid expenses and other current assets	14,454	15,868	16,498
Refundable income taxes	627	1,549	554
Assets held for sale	—	—	2,200

Total current assets	235,746	189,381	219,993
Property, plant and equipment, net	28,109	32,024	37,618
Goodwill	21,588	21,588	21,588
Intangible assets, net	39,253	41,055	46,009
Development costs and other	24,360	28,187	32,034
Deferred taxes long-term	5	2	13
Investment in unconsolidated affiliate	715	715	715

Total assets	$349,776	$312,952	$357,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities—long-term debt	$28,500	$25,644	$10,273
Accounts payable	35,176	41,587	36,348
Accrued compensation	14,097	7,341	12,046
Deferred revenue	3,272	2,490	2,928
Other accrued liabilities	17,923	11,724	14,640

Total current liabilities	98,968	88,786	76,235
Long-term debt—less current maturities	148,548	156,549	156,510
Other liabilities	1,039	1,240	807

Total liabilities	248,555	246,575	233,552

Commitments and contingencies—Note 18
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	1	1
Capital in excess of par value	119,065	118,544	119,533
Accumulated other comprehensive loss	(1,611)	(1,151)	(568)
Retained earnings (accumulated deficit)	(16,234)	(51,017)	5,452

Total stockholders’ equity	101,221	66,377	124,418

Total liabilities and stockholders’ equity	$349,776	$312,952	$357,970

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	October 24, 2015	October 25, 2014	October 24, 2015	October 25, 2014
Revenues	$245,148	$238,670	$444,678	$438,139
Cost of revenues	156,615	151,848	278,143	272,751

Gross profit	88,533	86,822	166,535	165,388
Selling, general and administrative expenses	61,157	67,893	118,891	129,835
Facility exit costs and restructuring	587	1,929	779	2,062

Operating income	26,789	17,000	46,865	33,491
Other expense (income):
Interest expense	4,871	5,206	9,909	10,481
Change in fair value of interest rate swap	(58)	42	(116)	29
Loss on prepayment of long-term indebtedness	200	—	200	—
Loss on early extinguishment of debt	877	—	877	—
Reorganization items, net	—	—	—	271

Income before provision for (benefit from) income taxes	20,899	11,752	35,995	22,710
Provision for (benefit from) income taxes	1,074	(171)	1,212	(227)

Net income	$19,825	$11,923	$34,783	$22,937

Weighted average shares outstanding:
Basic	1,000	1,000	1,000	1,000
Diluted	1,000	1,000	1,000	1,000
Net Income per Share:
Basic	$19.83	$11.92	$34.78	$22.94
Diluted	$19.83	$11.92	$34.78	$22.94

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	For the Three Months Ended		For the Six Months Ended
	October 24, 2015	October 25, 2014	October 24, 2015	October 25, 2014
Net income	$19,825	$11,923	$34,783	$22,937
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(50)	(352)	(460)	(154)

Total comprehensive income	$19,775	$11,571	$34,323	$22,783

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Six Months Ended
	October 24, 2015	October 25, 2014
Cash flows from operating activities:
Net income	$34,783	$22,937
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible asset amortization expense	8,540	9,052
Amortization of development costs	4,333	6,949
(Gain) loss on disposal of property, equipment, other	(69)	—
Amortization of debt fees and other	1,100	1,165
Change in fair value of interest rate swap	(116)	29
Loss on prepayment of long-term indebtedness	200	—
Loss on early extinguishment of debt	877
Share-based compensation expense	521	141
Deferred taxes	(1)	34
Non-cash interest expense	906	1,340
Changes in current assets and liabilities:
Accounts receivable	(70,925)	(55,677)
Inventories	15,604	23,242
Deferred catalog costs	6,106	5,706
Prepaid expenses and other current assets	2,328	790
Accounts payable	(6,033)	(6,408)
Accrued liabilities	13,455	3,146

Net cash provided by operating activities	11,609	12,446

Cash flows from investing activities:
Additions to property, plant and equipment	(2,817)	(5,398)
Investment in product development costs	(1,997)	(3,318)
Proceeds from disposal of property, plant and equipment	84	11

Net cash used in investing activities	(4,730)	(8,705)

Cash flows from financing activities:
Proceeds from bank borrowings	214,174	208,102
Repayment of bank borrowings	(220,237)	(210,598)
Loss on prepayment of long-term indebtedness	(200)	—
Payment of debt fees and other	(262)	—

Net cash used in financing activities	(6,525)	(2,496)

Effect of exchange rate changes on cash	(632)	—

Net increase/(decrease) in cash and cash equivalents	(278)	1,245
Cash and cash equivalents, beginning of period	8,920	9,008

Cash and cash equivalents, end of period	$8,642	$10,253

Supplemental disclosures of cash flow information:
Interest paid	$7,994	$8,089
Income taxes paid, net	$381	$1,702
Bankruptcy related reorganization costs paid (included in operating activities, above)	$—	$368

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

The Company has changed its fiscal year end from the last Saturday in April to the last Saturday in December. The Company plans to report its financial results for the period of April 26, 2015 to December 26, 2015 on a transition report on Form 10-K and to thereafter file reports for the periods based on the new fiscal year. The April 26, 2015 to December 26, 2015 period will be referred to as the “short year 2015” in these consolidated financial statements and related notes to the consolidated financial statements. Prior to filing the transition report, the Company has filed its quarterly reports on Form 10-Q for the quarters ended July 25, 2015 and October 24, 2015. The first two quarters of the transition period, or short year 2015, will be consistent with their respective prior year quarters. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2015” and “fiscal 2014” refer to the Company’s fiscal years ended April 25, 2015 and April 26, 2014, respectively.

NOTE 2 – RECENT ACCOUNTING PRONOUNCMENTS

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

On May 23, 2013, the Bankruptcy Court entered an order confirming the Debtors’ Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”), and a corrected copy of such order was entered by the Bankruptcy Court on June 3, 2013. The Reorganization Plan became effective on June 11, 2013. Pursuant to the Reorganization Plan, on the Effective Date, the Company’s existing credit agreements, outstanding convertible subordinated debentures, equity plans and certain other agreements were cancelled. In addition, all outstanding equity interests of the Company that were issued and outstanding prior to the Effective Date were cancelled on the Effective Date. Also on the Effective Date, in accordance with and as authorized by the Reorganization Plan, the Company reincorporated in Delaware and issued a total of 1,000,004 shares of Common Stock of the reorganized Company to holders of certain allowed claims against the Debtors in exchange for such claims. As of June 12, 2013, there were 60 record holders of the new common stock of the reorganized Company issued pursuant to the Reorganization Plan.

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

NOTE 5 – REORGANIZATION ITEMS, NET

Reorganization items directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code have been recorded on a separate line item on the condensed consolidated statements of operations. For the six months ended October 25, 2014, the Company incurred $271 of reorganization costs, which consisted of professional fees associated with the Chapter 11 Case. There were no reorganization costs recorded for the six months ended October 24, 2015.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that either all, or some portion, of the deferred tax assets will not be realized. The realization is dependent upon the future generation of taxable income, reversal of deferred tax liabilities, tax planning strategies, and expiration of tax

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

attribute carryovers. As a result, the Company had concluded that the realization of a majority of the deferred tax assets did not meet the more likely than not threshold, and recorded a tax valuation allowance. As of April 25, 2015, the Company had a full valuation allowance in the amount of $41,705. As of October 24, 2015 there remained a full valuation allowance against all the Company’s deferred tax assets. As of October 24, 2015, the Company had an immaterial amount of unremitted earnings from foreign investments.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at October 24, 2015, April 25, 2015 and October 25, 2014, was $517, $503, and $115, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity during the six months ended October 24, 2015 and October 25, 2014, were as follows:

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, April 25, 2015	$1	$118,544	$(51,017)	$(1,151)	$66,377
Net income	—	—	34,783	—	34,783
Share-based compensation expense	—	521	—	—	521
Foreign currency translation adjustment	—	—	—	(460)	(460)

Balance, October 24, 2015	$1	$119,065	$(16,234)	$(1,611)	$101,221

Balance, April 26, 2014	$1	$120,955	$(17,485)	$(414)	$103,057
Net income	—	—	22,937	—	22,937
Share-based compensation expense	—	141	—	—	141
Foreign currency translation adjustment	—	—	—	(154)	(154)
Change in Fresh Start estimate	—	(1,564)	—	—	(1,564)

Balance, October 25, 2014	$1	$119,533	$5,452	$(568)	$124,418

In the first half of fiscal 2015, the Company revised its fresh-start estimate for the amount of deferred cash payment obligations (see Note 14 – Debt). The change in estimate is related to an increased number of unsecured trade creditors which elected to provide the Company customary trade terms which entitled those creditors to a 45% recovery of their unsecured claim rather than a 20% recovery. This change in estimate resulted in a decrease of $1,564 to equity and a corresponding increase in long-term debt.

NOTE 8 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

		Weighted
		Average
	Income (loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended October 24, 2015:
Basic EPS	$19,825	1,000	$19.83
Effect of dilutive stock options	—	—

Basic and diluted EPS	$19,825	1,000	$19.83

Three months ended October 25, 2014:
Basic EPS	$11,923	1,000	$11.92
Effect of dilutive stock options	—	—

Basic and diluted EPS	$11,923	1,000	$11.92

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Six months ended October 24, 2015:
Basic EPS	$34,783	1,000	$34.78
Effect of dilutive stock options	—	—

Basic and diluted EPS	$34,783	1,000	$34.78

Six months ended October 25, 2014:
Basic EPS	$22,937	1,000	$22.94
Effect of dilutive stock options	—	—

Basic and diluted EPS	$22,937	1,000	$22.94

The Company had stock options outstanding of 73 for the three and six months ended October 24, 2015, which were not included in the computation of diluted EPS because they were anti-dilutive. The Company had stock options outstanding of 66 and 60 during the three and six months ended October 25, 2014, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 9 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

As of October 24, 2015, the Company had one share-based employee compensation plan; the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. On April 24, 2014, School Specialty, Inc.’s CEO was awarded 33 stock options under the 2014 Plan. Other members of management were awarded 65 stock options during fiscal 2015, 25 of which were cancelled in fiscal 2015 subsequent to the award due to terminations of employment. September 4, 2014, the date on which the stockholders approved the 2014 Plan, was considered the grant date, or measurement date, for those awards issued prior to this date. As such, those awards made prior to September 4, 2014 were not considered outstanding and no expense associated with those awards was recognized prior to that date. There were 68 stock options awarded prior to the measurement date.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

A summary of option transactions for the six months ended October 24, 2015 and October 25, 2014 were as follows:

	Options Outstanding		Options Exercisable
		Weighted-		Weighted-
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Balance at April 25, 2015	73	$130.00	8	$130.00
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—

Balance at October 24, 2015	73	$130.00	8	$130.00

Balance at April 26, 2014	—	$—	—	$—
Granted	72	130.00	—	—
Exercised	—	—	—	—
Canceled	(4)	130.00	—	—

Balance at October 25, 2014	68	$130.00	—	$—

The following table presents the share-based compensation expense recognized for the three and six month periods ended October 24, 2015 and October 25, 2014:

	For the Three Months Ended
	October 24, 2015		October 25, 2014
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$260	$260	$141	$141

Total stock-based compensation expense	$260		$141

	For the Six Months Ended
	October 24, 2015		October 25, 2014
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$521	$521	$141	$141

Total stock-based compensation expense	$521		$141

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. There was no income tax benefit recognized related to share-based compensation expense for each of the three and six month periods ended October 24, 2015 and October 25, 2014.

The total unrecognized share-based compensation expense as of October 24, 2015 and October 25, 2014 was as follows:

	October 24,	October 25,
	2015	2014
Stock Options, net of estimated forfeitures	$2,901	$3,623

There were no options granted during either the three months ended October 24, 2015 or October 25, 2014.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

On May 28, 2014, the Board granted 6 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. Prior to the approval of the 2014 Plan at the Annual Meeting of Stockholders on September 4, 2014, the SARs were not considered outstanding, nor granted and therefore no expense was recognized prior to this date. On July 31, 2015, the Board granted 6 stock appreciation rights to each of the two new non-employee members of the Board. Each SAR has a grant date value of $130 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. Since the Company’s stock trading price was less than each SAR’s exercise price as of the three and six month periods ended October 24, 2015, no expense was recorded for the SARs. The SARs will vest as to one-half of the SARs on the second anniversary of the date of grant and as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. Total SARs that remain outstanding as of October 24, 2015 are 22 as 6 SARs have been canceled due to the death of a non-employee Board member.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

		Accumulated	Net Book
October 24, 2015	Gross Value	Amortization	Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(2,101)	$9,199
Publishing rights (20 years)	4,000	(483)	3,517
Trademarks (20 years)	22,700	(2,743)	19,957
Developed technology (7 years)	6,600	(2,278)	4,322
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(522)	678
Favorable leasehold interests (10 years)	2,160	(580)	1,580

Total intangible assets	$52,360	$(13,107)	$39,253

April 25, 2015	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(1,666)	$9,634
Publishing rights (20 years)	4,000	(383)	3,617
Trademarks (20 years)	22,700	(2,175)	20,525
Developed technology (7 years)	6,600	(1,808)	4,792
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(460)	740
Favorable leasehold interests (10 years)	2,160	(414)	1,746

Total intangible assets	$52,360	$(11,306)	$41,055

October 25, 2014	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(1,231)	$10,069
Publishing rights (20 years)	4,000	(283)	3,717
Trademarks (20 years)	22,700	(1,608)	21,092
Developed technology (7 years)	6,600	(1,336)	5,264
Content (5 years)	4,400	(1,247)	3,153
Perpetual license agreements (5 years)	1,200	(340)	860
Favorable leasehold interests (10 years)	2,160	(306)	1,854

Total intangible assets	$52,360	$(6,351)	$46,009

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

Intangible asset amortization expenses were included in selling, general and administrative expense. Intangible asset amortization expense for the three months ended October 24, 2015 and October 25, 2014, was $901 and $1,121, respectively. Intangible asset amortization for the six months ended October 24, 2015 and October 25, 2014 was $1,801 and $2,242, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Intangible asset amortization expense for each of the five succeeding fiscal years and the remainder of short year 2015 is estimated to be:

Short Year 2015 (two months remaining)	$601
Fiscal 2016	3,603
Fiscal 2017	3,603
Fiscal 2018	3,463
Fiscal 2019	3,363
Fiscal 2020	2,813

The table below shows the allocation to the segments of the recorded goodwill as of October 24, 2015. There were no changes during the six month period ending October 24, 2015 and October 25, 2014.

	Distribution	Curriculum
	Segment	Segment	Total
Fresh Start Valuation:
Goodwill	$14,666	$6,922	$21,588

Balance at October 24, 2015	$14,666	$6,922	$21,588

NOTE 11 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company holds a 35% interest in Carson-Dellosa Publishing, which is accounted for under the cost method as the Company does not have significant influence over the investee.

The investment in unconsolidated affiliate consisted of the following:

	Percent
	Owned	October 24, 2015	April 25, 2015	October 25, 2014
Carson- Dellosa Publishing, LLC	35%	$715	$715	$715

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	October 24,	April 25,	October 25,
	2015	2015	2014
Projects in progress	$3,436	$5,585	3,635
Buildings and leasehold improvements	3,337	3,302	3,749
Furniture, fixtures and other	41,077	36,464	36,564
Machinery and warehouse equipment	11,540	11,394	11,485

Total property, plant and equipment	59,389	56,745	55,433
Less: Accumulated depreciation	(31,280)	(24,721)	(17,815)

Net property, plant and equipment	$28,109	$32,024	$37,618

Depreciation expense for the three months ended October 24, 2015 and October 25, 2014, was $3,516 and $3,562, respectively. Depreciation expense for the six months ended October 24, 2015 and October 25, 2014, was $6,739 and $6,810, respectively.

NOTE 13 – ASSETS HELD FOR SALE

In fiscal 2014, a company-wide process improvement program was launched to better align the Company’s operating groups, enhance systems and processes and drive efficiency throughout the organization to improve the customer experience. As part of this program, the Salina, Kansas facility was closed in the third quarter of fiscal

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

2014. The Salina distribution center ceased processing customer shipments in the second quarter of fiscal 2014. The facility was classified as held for sale on the October 25, 2014 consolidated balance sheet. In the fourth quarter of fiscal 2015 the asset was sold for $1,598. Accordingly, the Company recorded a loss on the sale of $602 in the fourth quarter of fiscal 2015. The proceeds realized from the sale were used to reduce the balance on the ABL Facility (as defined below).

NOTE 14 – DEBT

Long-term debt consisted of the following:

	October 24, 2015	April 25, 2015	October 25, 2014
ABL Facility, maturing in 2019	$28,500	$24,200	$9,336
Term Loan, maturing in 2019	132,100	142,462	142,681
Term Loan Original Issue Discount	(1,934)	(2,153)	(2,231)
Deferred Cash Payment Obligations, maturing in 2019	18,382	17,684	16,997

Total debt	177,048	182,193	166,783
Less: Current maturities	(28,500)	(25,644)	(10,273)

Total long-term debt	$148,548	$156,549	$156,510

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

Under the Asset-Based Credit Agreement, the Asset-Based Lenders agreed to provide a revolving senior secured asset-based credit facility (the “ABL Facility”) in an aggregate principal amount of $175,000. As of August 7, 2015, the aggregate commitments were permanently reduced, at the election of the Company, by $50,000, from $175,000 to $125,000.

Outstanding amounts under the ABL Facility will bear interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest rate elected by the Company, the fixed charge coverage ratio under the ABL Facility and the applicable point in the life of the ABL Facility) (the “Applicable Margin”), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the ABL Facility bearing interest based upon the Base Rate will be due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate will be due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In the second quarter of short year 2015, the Company amended the Asset-Based Credit Facility. The main purposes for the amendment were to reduce the Applicable Margin for base rate and LIBOR loans, reduce the unused line fee rate and extend the scheduled maturity date. As amended, the maturity date is extended to September 16, 2020, which shall automatically become March 12, 2019 unless the Company’s term loan facility has been repaid, refinanced, redeemed, exchanged or amended prior to such date, in the case of any refinancing or amendment, to a date that is at least 90 days after the scheduled maturity date. In addition, the amendment provided for the withdrawal of Sun Trust Bank as a lender and the assumption of its commitments by the remaining lenders. As a result of this amendment, the Company recorded a loss on the early extinguishment of debt of $877, which represented the non-cash charge associated with the acceleration of a portion of the remaining unamortized debt issuance costs.

The effective interest rate under the ABL Facility for the three months ended October 24, 2015 was 4.10%, which includes amortization of loan origination fees of $270 and commitment fees on unborrowed funds of $55. As of October 24, 2015, the outstanding balance on the ABL Facility was $28,500, which was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

The Company may prepay advances under the ABL Facility in whole or in part at any time without penalty or premium. The Company will be required to make specified prepayments upon the occurrence of certain events, including: (1) the amount outstanding on the ABL Facility exceeding the Borrowing Base (as determined in accordance with the terms of the ABL Facility), and (2) the Company’s receipt of net cash proceeds of any sale or disposition of assets that are first priority collateral for the ABL Facility.

Pursuant to a Guaranty and Collateral Agreement dated as of June 11, 2013 (the “ABL Security Agreement”), the ABL Facility is secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Term Loan Lenders, as defined and described below, the Asset-Based Lenders have a first priority security interest in substantially all working capital assets of the Company and the guarantor subsidiaries, and a second priority security interest in all other assets, subordinate only to the first priority security interest of the Term Loan Lenders in such other assets.

The Asset-Based Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to a springing financial covenant relating to the Company’s fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments.

Term Loan

Also on June 11, 2013, the Company entered into a Credit Agreement (the “Term Loan Credit Agreement”) among the Company, Credit Suisse AG, as Administrative Agent and Collateral Agent, and the Lenders defined in the Term Loan Credit Agreement (the “Term Loan Lenders”). In the third quarter of fiscal 2015, the Company amended the Term Loan Credit Agreement. The main purpose for the amendment was to provide the Company additional flexibility in its execution of certain restructuring actions by increasing the cap on the amount that may be added back under the definition of consolidated EBITDA for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves and cash expenses relating to earn outs or similar obligations.

Under the Term Loan Credit Agreement, the Term Loan Lenders agreed to make a term loan (the “Term Loan”) to the Company in aggregate principal amount of $145,000, including an original issue discount of $2,900. The outstanding principal amount of the Term Loan will bear interest at a rate per annum equal to the applicable LIBOR rate (with a 1% floor) plus 8.50%, or the base rate plus a margin of 7.50%. Interest on loans under the Term Loan Credit Agreement bearing interest based upon the base rate will be due quarterly in arrears, and interest on loans bearing interest based upon the LIBOR Rate will be due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The effective interest rate under the term loan credit facility for the three months ended October 24, 2015 was 10.69%, which includes amortization of loan origination fees of $306 and original issue discount amortization of $111. On September 21, 2015, the Company elected to make a $10,000 prepayment on the Term Loan. As a result of the prepayment, the Company incurred a $200 early prepayment fee in the three months ended October 24, 2015. As of October 24, 2015, the outstanding balance on the Term Loan Credit Agreement was $130,166, net of the unamortized original issue discount. The original issue discount is being amortized as additional interest expense on a straight-line basis over the life of the Term Loan.

The Term Loan matures on June 11, 2019. The Term Loan Credit Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including: (1) certain dispositions of property, divisions, business units or business lines; and (2) other issuances of debt other than Permitted Debt (as defined in the Term Loan Credit Agreement). The Term Loan Credit Agreement also requires prepayments at specified levels from the Company’s excess cash flow. The Company is also permitted to voluntarily prepay the Term Loan in whole or in part. Any prepayments are to be made at par, plus an early payment fee calculated in accordance with the terms of the Term Loan Credit Agreement, as amended, if prepaid prior to October 31, 2016.

Pursuant to a Guarantee and Collateral Agreement dated as of June 11, 2013 (the “Term Loan Security Agreement”), the Term Loan is secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Term Loan Lenders, the Term Loan Lenders have a second priority security interest in substantially all working capital assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the Asset-Based Lenders in such assets, and a first priority security interest in all other assets.

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

The Term Loan required the Company to enter into an interest rate hedge, within 90 days of the Effective Date, in an amount equal to at least 50% of the aggregate principal amount outstanding under the Term Loan. The purpose of the interest rate hedge is to effectively subject a portion of the Term Loan to a fixed or maximum interest rate. As such, the Company entered into an interest rate swap agreement on August 27, 2013 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at October 24, 2015 was $72,500. The fair value of the derivative increased as of the end of the second quarter short year 2015 compared to the end of the first quarter short year 2015 by $58 and a gain of $58 was recognized for the quarter. The gain for the second quarter of short year 2015 was recorded in “Change in fair value of interest rate swap” on the condensed consolidated statement of operations.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate per annum of 1.485% and the counterparty will pay the Company interest on the notional amount at a variable rate per annum equal to the greater of 1-month LIBOR or 1.0%. The 1-month LIBOR rate applicable to this agreement was 0.194% at October 24, 2015. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 1-month LIBOR fluctuates.

The Company has estimated that the fair value of its Term Loan (valued under Level 3) as of October 24, 2015 approximated the carrying value of $132,100.

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

The Company’s reconciliation of general unsecured claims was completed in fiscal 2015. As of October 24, 2015, the Company’s deferred payment obligations were $18,382, of which $3,034 represents a 20% recovery for the general unsecured creditors and $12,095 represents a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $3,253 related to accrued paid-in-kind interest.

NOTE 15 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) during the three months and six months ended October 24, 2015 and October 25, 2014 were as follows:

Foreign
Currency
Translation
Accumulated Other Comprehensive Income (Loss) at April 25, 2015	$(1,151)
Other comprehensive loss before reclassifications	(410)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at July 25, 2015	$(1,561)

Other comprehensive loss before reclassifications	(50)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at October 24, 2015	$(1,611)

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at April 26, 2014	$(414)
Other comprehensive income before reclassifications	198
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at July 26, 2014	$(216)

Other comprehensive income before reclassifications	(352)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at October 25, 2014	$(568)

NOTE 16 – RESTRUCTURING

In the first two quarters of short year 2015 and fiscal 2015, the Company recorded restructuring costs associated with the closure or disposal of distribution centers, lease termination costs and severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs for the six months ended October 24, 2015 and October 25, 2014:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at April 25, 2015	$—	$—	$1,579	$1,579
Amounts charged to expense	—	—	184	184
Payments	—	—	(968)	(968)

Accrued Restructuring Costs at July 25, 2015	$—	$—	$795	$795

Amounts charged to expense	—	—	595	595
Payments	—	—	(442)	(442)

Accrued Restructuring Costs at October 24, 2015	$—	$—	$948	$948

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at April 26, 2014	$—	$58	$135	$193
Amounts charged to expense	15	—	97	112
Payments	(15)	(58)	(159)	(232)

Accrued Restructuring Costs at July 26, 2014	$—	$—	$73	$73

Amounts charged to expense	—	—	1,631	1,631
Payments	—	—	(282)	(282)

Accrued Restructuring Costs at October 25, 2014	$—	$—	$1,422	$1,422

The $595 and $1,631 charged for the three months ended October 24, 2015 and October 25, 2014 and the $779 and $1,743 charged to expense for the six months ended October 24, 2015 and October 25, 2014, were included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

NOTE 17 - SEGMENT INFORMATION

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 24, 2015	October 25, 2014	October 24, 2015	October 25, 2014
Revenues:
Distribution	$207,425	$207,880	$378,054	$374,549
Curriculum	37,723	30,790	66,624	63,590

Total	$245,148	$238,670	$444,678	$438,139

Operating income (loss) and income (loss) before taxes:
Distribution	$18,387	$18,376	$33,542	$31,924
Curriculum	9,588	3,717	15,070	9,335
Corporate and intercompany eliminations (1)	(1,186)	(5,093)	(1,747)	(7,768)

Operating income	26,789	17,000	46,865	33,491
Interest expense and other items, net	5,890	5,248	10,870	10,781

Income before provision for income taxes	$20,899	$11,752	$35,995	$22,710

	October 24, 2015	April 25, 2015	October 25, 2014
Identifiable assets:
Distribution	$235,292	$200,510	$239,521
Curriculum	100,453	94,538	99,144
Corporate assets	14,031	17,904	19,305

Total	$349,776	$312,952	$357,970

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 24, 2015	October 25, 2014	October 24, 2015	October 25, 2014
Depreciation and amortization of intangible assets and development costs:
Distribution	$3,579	$4,299	$7,015	$8,246
Curriculum	2,925	3,661	5,858	7,755

Total	$6,504	$7,960	$12,873	$16,001

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$1,301	$2,444	$2,489	$5,119
Curriculum	1,229	1,964	2,325	3,597

Total	$2,530	$4,408	$4,814	$8,716

(1)	Operating expenses in Corporate for the three month period ended October 24, 2015 and October 25, 2014 were $1,186 and $5,093, respectively. Operating expenses in Corporate for the six month period ended October 24, 2015 and October 25, 2014 were $1,747 and $7,768, respectively. These amounts included restructuring and facility exit costs, costs incurred to implement process improvement actions and other professional fees.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Quarterly Overview

School Specialty is a leading distributor of supplies, furniture, technology products, supplemental learning products (“instructional solutions”) and curriculum solutions, primarily to the education marketplace. The Company provides educators with its own innovative and proprietary products and services, from basic school supplies to 21st century classroom designs to Science, Reading, Language and Math teaching materials, as well as planning and development tools. Through its nationwide distribution network, School Specialty also provides its customers with access to a broad spectrum of trusted, third-party brands across its business segments. This assortment strategy enables the Company to offer a broad range of products primarily serving the preK-12 education market at the state, district and school levels. The Company is expanding its presence outside the education market into channels such as partnerships with e-tailers, retailers and healthcare facilities.

Our business is subject to seasonal fluctuations. Our historical revenues and profitability have been dramatically higher in the quarters ended in July and, primarily due to increased shipments to customers coinciding with the start of each school year. Due to variations in the timing of shipments within this season primarily as a result of changes or delays in the finalization of state education budgets, the Company views a year-over-year comparison of the first six months of the fiscal year to be a more meaningful analysis than year-over-year comparative results for quarterly periods on an individual basis.

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

The implementation of these actions was completed in fiscal 2015. These actions resulted in lowering the employee count to 1,180 by the end of fiscal 2015, or approximately 19% less than the number of employees as of the beginning of fiscal 2015, while consolidating redundant roles and activities. We estimate the annualized impact of these actions will decrease our SG&A costs by approximately $20 million. The current employee count is approximately 1,163 as of October 24, 2015.

While remaining focused on lowering costs through consolidation and process improvements, the Company is equally focused on revenue growth. While overall revenue was relatively stable in fiscal 2015 and showed modest growth in the first two quarters of short year 2015, some product categories generated revenue growth while other categories continued to have revenue declines. The Company believes it can generate revenue growth through initiatives that improve or enhance:

•	Collaboration among sales, marketing, merchandising, and operations;

•	Product innovation;

•	Product category specific sales and support expertise;

•	Effectiveness of the sales model; and

•	Customer experiences.

Results of Operations

Three Months Ended October 24, 2015 Compared to Three Months Ended October 25, 2014

Revenues

Revenue for the three months ended October 24, 2015 increased by $6.5 million, or 2.7%, as compared to the three months ended October 25, 2014.

Distribution segment revenues decreased 0.2%, or $0.5 million, from the three months ended October 25, 2014. Revenue from our Furniture product lines increased by $15.5 million in the current quarter, which offset declines in our other categories, most notably declines of $10.1 million and $3.6 million in our Supplies and Agenda categories, respectively. The increased revenues in our Furniture category was related to increased spending in new school construction which is projected to be up 16% in 2015, strong growth in our private label furniture lines, the introduction of new products and more effective sales and marketing efforts. The decline in Supplies was partially timing related as the strong performance in the fulfillment centers during the season resulted in a higher percentage of orders shipping in the first quarter of short year 2015 as compared to the first quarter of fiscal 2015. Approximately 48.5% of Supplies revenue for the season shipped in this year’s second quarter versus 52.5% in last year’s second quarter. This accounted for approximately $7.0 million of the decline in Supplies revenues. The remaining decline for Supplies revenues was related to decreased orders, partially attributable to delayed budget approvals. Revenues in the Agenda category have continued to decline as we believe schools have de-emphasized paper-based planners and shifted remaining purchases to those with less content. Approximately $1.5 million of the Agenda revenue decline is related to foreign exchange translation associated with a relative decline in the value of the Canadian dollar.

Curriculum segment revenues increased 22.5%, or $6.9 million, from the three months ended October 25, 2014. Revenues in the Science category increased $7.3 million in the current quarter while Reading revenues declined by $0.4 million in the quarter. A combination of strong acceptance of the Science unit’s new curriculum products, which are aligned with Next Generation Science Standards, and timing of order shipments, as a greater portion of the back-to-school orders occurred in this year’s second quarter, contributed to the increase.

Gross Profit

Gross margin for the three months ended October 24, 2015 was 36.1% as compared to 36.4% for the three months ended October 25, 2014.

Distribution segment gross margin was 32.6% for the three months ended October 24, 2015 as compared to 34.2% for the three months ended October 25, 2014. A change in mix within the segment driven by declines in Agenda and Supplies revenues and an increase in Furniture revenues, reduced gross margin by approximately 150 basis points. The impact of the weaker Canadian dollar versus the U.S. dollar in the second quarter of short year 2015 as compared to the second quarter of fiscal 2015 resulted in 70 basis points of gross margin decline. These gross margin declines were partially offset by overall improved gross margin rate at the product category level which netted a 60 basis point positive impact.

Curriculum segment gross margin was 55.3% for the three months ended October 24, 2015 as compared to 51.1% for the three months ended October 25, 2014. A decrease in product development amortization of $0.9 million in the second quarter of short year 2015 as compared to the second quarter of fiscal 2015, combined with increased revenue over which the amortization is spread, resulted in 410 basis points of gross margin improvement. The remaining increase of 10 basis points gross margin was related to improved gross margin at the product category level, particulary within the Science unit, partially offset by a year-over-year change in mix between the Science and Reading categories.

Selling, General and Administrative Expenses

SG&A includes selling expenses, the most significant of which are wages and commissions; operations expenses, which includes customer service, warehouse and out-bound freight costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; and depreciation and intangible asset amortization expense.

SG&A decreased $6.7 million from $67.9 million for the three months ended October 25, 2014 to $61.2 million for the three months ended October 24, 2015. As a percent of revenue, SG&A decreased from 28.4% for the three months ended October 25, 2014 to 24.9% for the three months ended October 24, 2015.

SG&A attributable to the Distribution and Curriculum segments decreased $4.1 million and Corporate SG&A decreased $2.6 million in the second quarter of short year 2015 as compared to last year’s second quarter.

Distribution segment SG&A decreased $3.4 million, or 6.5%, from $52.7 million for the three months ended October 25, 2014 to $49.3 million for the three months ended October 24, 2015. Compensation and benefit costs for the Distribution segment decreased $2.5 million associated with a 10% reduction in the number of full-time associates in the Distribution segment as of October 24, 2015. Compensation and benefit savings associated with the reduced number of associates has been partially offset by incremental accrued performance-based incentive compensation of $1.7 million in the current year’s second quarter. As planned, approximately $0.4 million of the savings associated with the reduction in the number of associates was offset by incremental expense related to outsourcing a portion of our customer care call center and transferring certain fulfillment activities to a third-party logistics provider to better service west coast customers. Approximately 4% of the Distribution segment’s fulfillment activities were completed by the third-party logistics provider. The resulting shorter lead times for west coast customers is expected to lead to revenue growth from these customers. Variable outbound transportation costs decreased in this year’s second quarter by $1.4 million. This decline is related primarily to decreased shipments from our fulfillment centers associated with lower revenues in the Supplies category, which was partially attributable to the improvements in fulfillment center operations which resulted in a higher percentage of orders shipping in the first quarter versus second quarter of short year 2015 as compared to fiscal 2015. Catalog expense declined by $1.2 million in the second quarter of short year 2015 as compared to the second quarter of fiscal 2015 associated with the Company’s continued strategy of increasing customer interactions through digital marketing campaigns and more efficient use of print catalogs. Depreciation and amortization expense decreased by $0.7 million related to both lower capital expenditures in the prior year and the write-off in the fourth quarter of fiscal 2015 of amortizable intangible assets for the Company’s Agenda product category. Distribution segment SG&A decreased as a percent of revenue from 25.4% for the three months ended October 25, 2014 to 23.6% for the three months ended October 24, 2015.

Curriculum segment SG&A decreased $0.7 million, or 6.0%, from $12.0 million for the three months ended October 25, 2014 to $11.3 million for the three months ended October 24, 2015. Compensation and benefit costs for the Curriculum segment decreased $1.3 million due to a reduction in headcount. The number of full-time associates in the Curriculum segment as of October 24, 2015 has been reduced by approximately 30% as compared to the second quarter of fiscal 2015. This reduction has been partially facilitated by the transition to shared service model which had a greater impact on the Curriculum segment staffing levels. Compensation and benefit savings associated with the reduced number of associates has been partially offset by incremental incentive compensation in the current year’s second quarter. The increased revenue in the current year’s second quarter resulted in approximately $0.6 million of incremental variable costs, such as commissions, warehouse and transportation. Curriculum segment SG&A decreased as a percent of revenue from 39.0% for the three months ended October 25, 2014 to 30.9% for the three months ended October 24, 2015.

Corporate SG&A decreased by $2.6 million for the three months ended October 24, 2015 as compared to the three months ended October, 2015, from $3.2 million to $0.6 million. The costs in the prior year were related primarily to transition expenses associated with transferring the majority of the fulfillment activities to the Mansfield, Ohio distribution center and consulting fees associated with process improvement initiatives. These costs did not recur in the current short year period.

Facility exit costs and restructuring

During the second quarter of short year 2015, the Company recorded $0.6 million of restructuring charges related to severance and lease termination costs. The lease termination relates to the reduction in the square footage of its Cambridge, Massachusetts facility.

In the second quarter of fiscal 2015, the Company recorded $1.9 million of restructuring charges related primarily to severance.

Interest Expense

Interest expense decreased $0.3 million, from $5.2 million for the three months ended October 25, 2014 to $4.9 million for the three months ended October 24, 2015. Cash interest for the three month period ended October 24, 2015 was down $0.2 million as compared to last year’s comparable period due to the combination of reduced commitment fees on any unused portion of the ABL facility and the $10.0 million pay down on the Term Loan during the second quarter of short year 2015. Amortization of debt fees decreased by $0.1 million in the three months ended October 24, 2015 as a result of the early extinguishment of debt.

Loss on Prepayment of Long Term Indebtedness

The Company recorded a $0.2 million charge in the three months ended October 24, 2015 associated with the prepayment of $10.0 million of its Term Loan.

Loss on Early Extinguishment of Debt

In the second quarter of short year 2015, the Company recorded a non-cash charge of $0.9 million related to the second amendment of its ABL facility.

Change in Fair Value of Interest Rate Swap

The Company has an interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at October 24, 2015 was $72.5 million. As of October 24, 2015, the fair value of the derivative increased by less than $0.1 million and, accordingly, a non-cash gain of less than $0.1 million was recorded.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $1.1 million for the three months ended October 24, 2015 as compared to a benefit from income taxes of $0.2 million for the three months ended October 25, 2014.

The effective tax rate for the three months ended October 24, 2015 and the three months ended October 25, 2014 was 5.1% and -1.5%, respectively. The tax expense for the three months ended October 24, 2015 primarily relates to foreign and alternative minimum tax. As future realization of deferred tax assets, including net operating loss carryforwards, did not meet the more likely than not threshold, the Company recorded a full valuation allowance as of October 24, 2015. As such, the Company anticipates that its effective tax rate for the short year 2015 to be, similar to prior years, significantly lower than the statutory rate. The benefit recorded in the three months ended October 25, 2014 is related to foreign tax true-ups.

Six Months Ended October 24, 2015 Compared to Six Months Ended October 25, 2014

Revenues

Revenue for the six months ended October 24, 2015 increased by $6.5 million, or 1.5%, as compared to the six months ended October 25, 2014.

Distribution segment revenues increased 0.9%, or $3.5 million, from the six months ended October 25, 2014. The revenue growth in the six month period was negatively impacted by approximately $2.7 million of foreign exchange translation related to a year-over-year decline in the value of the Canadian dollar. Revenue from our Furniture product lines increased by $19.4 million, or 18.9%, which offset declines of $8.1 million and $4.8 million in the Agenda and Supplies categories. The increased revenues in our Furniture category was related to increased spending in new school construction which is projected to be up 16% in 2015, strong growth in our private label furniture lines, the introduction of new products and more effective sales and marketing efforts. Supplies category revenue was negatively impacted by delayed budget approvals in certain larger states. In addition, competitive pressures in traditional office supplies contributed to the decline. Revenues in the Agenda category have continued to decline as we believe schools have de-emphasized paper-based planners. The year-over-year decline in the value of the Canadian dollar versus the U.S. dollar has contributed approximately $1.6 million of the year-over-year revenue decline for the Agenda category.

Curriculum segment revenues increased 4.8%, or $3.0 million, from the six months ended October 25, 2014. Revenues in the Science category increased by $4.0 million in the six month period ended October 24, 2015 mainly due to the strong acceptance in the current year for the Science category’s new curriculum which is aligned with Next Generation Science Standards. The new Science curriculum has contributed a volume of orders that is helping to replace prior year revenue from the Texas adoption of its state science curriculum. Partially offsetting the revenue increase from the Science category is a decline of $1.0 million in Reading category revenue as demand for the Company’s products was slightly weaker than prior year.

Gross Profit

Gross margin for the six months ended October 24, 2015 was 37.5% as compared to 37.7% for the six months ended October 25, 2014.

Distribution segment gross margin was 34.4% for the six months ended October 24, 2015 as compared to 35.5% for the six months ended October 25, 2014. The 110 basis point decline in segment gross margin is from the change in mix within the segment with Supplies and Agenda revenues declining and Furniture revenues increasing. The impact of the weaker Canadian dollar versus the U.S. dollar in the second quarter of short year 2015 as compared to the second quarter of fiscal 2015 resulted in 50 basis points of gross margin decline. These gross margin declines were partially offset by overall improved gross margin rate at the product category level which netted a 50 basis point positive impact.

Curriculum segment gross margin was 54.8% for the six months ended October 24, 2015 as compared to 51.1% for the six months ended October 25, 2014. A decrease in product development amortization of $2.1 million in the first six months of short year 2015 as compared to the first six months of fiscal 2015 resulted in 360 basis points of gross margin improvement. Improved product margins within the Science category associated with a combination of the new curriculum products and pricing resulted in approximately 80 basis points of gross margin improvement; however, the impact of mix shifting towards Science versus Reading resulted in 70 basis points of gross margin decline in the current period.

Selling, General and Administrative Expenses

SG&A decreased $10.9 million from $129.8 million for the six months ended October 25, 2014 to $118.9 million for the six months ended October 24, 2015. As a percent of revenue, SG&A decreased from 29.6% for the six months ended October 25, 2014 to 26.7% for the six months ended October 24, 2015.

SG&A attributable to the Distribution and Curriculum segments decreased $6.2 million and Corporate SG&A decreased $4.7 million in the first six months as compared to last year’s first six months.

Distribution segment SG&A decreased $4.5 million, or 4.4%, from $101.0 million for the six months ended October 25, 2014 to $96.5 million for the six months ended October 24, 2015. Compensation and benefit costs for the Distribution segment decreased $4.7 million associated with a 10% reduction in the number of full-time associates in the Distribution segment as of October 24, 2015. This reduction has been partially offset by approximately $2.0 million of incremental accrued performance-based incentive compensation in the current year’s period. Based on performance in the prior year, last year’s incentive compensation was zero for the six month period. As planned, approximately $1.4 million of the savings associated with the reduction in the number of associates was offset by incremental expense related to outsourcing a portion of our customer care call center and transferring certain fulfillment activities to a third-party logistics provider to better service west coast customers. Approximately 3% of the Distribution segment’s fulfillment activities were completed by the third-party logistics provider. The resulting shorter lead times for west coast customers is expected to lead to revenue growth from these customers. Variable outbound transportation costs decreased in this year’s six month period by $1.3 million. This decline is related primarily to decreased shipments from our fulfillment centers associated with the revenue decline in the Supplies and Agenda categories. Catalog expense declined by $1.2 million in the first six months of short year 2015 as compared to the first six months of fiscal 2015 associated with the Company’s continued strategy of increasing customer interactions through digital marketing campaigns and more efficient use of print catalogs. Depreciation and amortization expense decreased by $1.2 million related to both lower capital expenditures in the prior year and the write-off in the fourth quarter of fiscal 2015 of amortizable intangible assets for the Company’s Agenda product category. Distribution segment SG&A decreased as a percent of revenue from 27.0% for the six months ended October 25, 2014 to 25.3% for the six months ended October 24, 2015.

Curriculum segment SG&A decreased $1.7 million, or 7.5%, from $23.1 million for the six months ended October 25, 2014 to $21.4 million for the six months ended October, 2015. Compensation and benefit costs for the Curriculum segment decreased $2.1 million due to a reduction in headcount. The number of full-time associates in the Curriculum segment as of October 24, 2015 has been reduced by approximately 30% as compared to the second quarter of fiscal 2015. This reduction has been partially offset by approximately $0.5 million of incremental accrued performance-based incentive compensation in the current year’s period. Based on performance in the prior year, last year’s incentive compensation was zero for the six month period. Outbound transportation costs increased by approximately $0.2 million associated with the increased revenues. Curriculum segment SG&A decreased as a percent of revenue from 36.4% for the six months ended October 25, 2014 to 33.2% for the six months ended October 24, 2015.

Corporate SG&A decreased by $4.7 million for the six months ended October 24, 2015 as compared to the six months ended October 25, 2014, from $5.7 million to $0.9 million. The costs in the prior year were related primarily to transition expenses associated with transferring the majority of the fulfillment activities to the Mansfield, Ohio distribution center and consulting fees associated with process improvement initiatives. These costs did not recur in the current short year period.

Facility exit costs and restructuring

In the first six months of short year 2015, the Company recorded $0.8 million of restructuring charges related primarily to severance and $0.5 million of lease termination costs. The lease termination relates to the reduction in the square footage of its Cambridge, Massachusetts facility.

In the first six months of fiscal 2015, the Company recorded $2.1 million of restructuring charges related primarily to severance.

Interest Expense

Interest expense decreased $0.6 million, from $10.5 million for the six months ended October 25, 2014 to $9.9 million for the six months ended October 24, 2015, which was primarily due to a decrease in non-cash interest associated with the Company’s deferred payment obligations. In last year’s quarter ended July 26, 2014, the principal balance of the Company’s deferred cash payment obligations were increased as a result of an adjustment to the fresh start accounting estimate. Accordingly, an incremental $0.4 million of non-cash interest was recorded in last year’s first quarter related to the change in estimate. Cash interest for the six month period ended October 24, 2015 was down $0.1 million as compared to last year’s comparable period due to the combination of reduced commitment fees on any unused portion of the ABL facility and the $10.0 million pay down on the Term Loan during the second quarter of 2015 offset in part by higher borrowings under the ABL facility.

Loss on Prepayment of Long Term Indebtedness

The Company recorded a $0.2 million charge in the six months ended October 24, 2015 associated with the prepayment of $10.0 million of its Term Loan.

Loss on Early Extinguishment of Debt

In the six months ended October 24, 2015, the Company recorded a non-cash charge of $0.9 million related to the acceleration of the remaining unamortized debt issuance costs associated with the second amendment of its ABL facility.

Change in Fair Value of Interest Rate Swap

The Company has an interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at October 24, 2015 was $72.5 million. As of October 24, 2015, the fair value of the derivative increased by less than $0.1 million and, accordingly, a non-cash gain of $0.1 million was recorded.

Reorganization Items, Net

In the six months ended October 25, 2014, the Company recorded a $0.3 million net reorganization loss. This consists of professional advisory fees and other costs related to the continued implementation of the Reorganization Plan and the resolution of unresolved claims. The Company did not record reorganization items in the six months ended October 24, 2015, nor does it expect to incur significant costs related to the Reorganization Plan in future periods. The Chapter 11 Case was closed during the Company’s second quarter of short year 2015.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $1.2 million for the six months ended October 24, 2015 as compared to a benefit from income taxes of $0.2 million for the six months ended October 25, 2014.

The effective tax rate for the six months ended October 24, 2015 and the six months ended October 25, 2014 was 3.4% and -1.0%, respectively. The tax expense for the six months ended October 24, 2015 primarily relates to foreign and alternative minimum tax. As future realization of deferred tax assets, including net operating loss carryforwards, did not meet the more likely than not threshold, the Company recorded a full valuation allowance as of October 24, 2015. As such, the Company anticipates that its effective tax rate for the short year 2015 to be, similar to prior years, significantly lower than the statutory rate. The benefit recorded in the six months ended October 25, 2014 is related to foreign tax true-ups.

Liquidity and Capital Resources

At October 24, 2015, the Company had net working capital of $136.8 million. The Company’s capitalization at October 24, 2015 was $278.2 million and consisted of total debt of $177.0 million and stockholders’ equity of $101.2 million.

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

Under the Asset-Based Credit Agreement, the Asset-Based Lenders agreed to provide a revolving senior secured asset-based credit facility (the “ABL Facility”) in an aggregate principal amount of $175.0 million. As of August 7, 2015, the aggregate commitments were permanently reduced, at the election of the Company, by $50.0 million, from $175.0 million to $125.0 million. The Company believes that this reduction will enable the Company to reduce its annual interest expense through lower commitment fees, and that the commitments, as reduced, will continue to provide sufficient borrowing capacity for the remaining term of the agreement. Outstanding amounts under the ABL Facility will bear interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest rate elected by the Company, the fixed charge coverage ratio under the ABL Facility and the applicable point in the life of the ABL Facility) (the “Applicable Margin”), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the ABL Facility bearing interest based upon the Base Rate will be due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate will be due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

The Company may prepay advances under the ABL Facility in whole or in part at any time without penalty or premium. The Company will be required to make specified prepayments upon the occurrence of certain events, including: (1) the amount outstanding on the ABL Facility exceeding the Borrowing Base, and (2) the Company’s receipt of net cash proceeds of any sale or disposition of assets that are first priority collateral for the ABL Facility.

Pursuant to a Guaranty and Collateral Agreement dated as of June 11, 2013 (the “ABL Security Agreement”), the ABL Facility is secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Term Loan Lenders, as defined and described below, the Asset-Based Lenders have a first priority security interest in substantially all working capital assets of the Company and the guarantor subsidiaries, and a second priority security interest in all other assets, subordinate only to the first priority security interest of the Term Loan Lenders in such other assets.

The Asset-Based Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to a springing financial covenant relating to the Company’s fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during the six months ended October 24, 2015.

Also on June 11, 2013, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) among the Company, Credit Suisse AG, as Administrative Agent and Collateral Agent, and the lenders party to the Term Loan Credit Agreement (the “Term Loan Lenders”).

Under the Term Loan Credit Agreement, the Term Loan Lenders agreed to make a term loan (the “Term Loan”) to the Company in aggregate principal amount of $145 million. The outstanding principal amount of the Term Loan bears interest at a rate per annum equal to the applicable LIBOR rate (with a 1% floor) plus 8.50%, or the base rate plus a margin of 7.50%. Interest on loans under the Term Loan Credit Agreement bearing interest based upon the base rate will be due quarterly in arrears, and interest on loans bearing interest based upon the LIBOR rate will be due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

The Term Loan matures on June 11, 2019. The Term Loan Credit Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including: (1) certain dispositions of property, divisions, business units or business lines; and (2) other issuances of debt other than Permitted Debt, as defined in the Term Loan Credit Agreement. The Term Loan Credit Agreement also requires prepayments at specified levels from the Company’s excess cash flow. The Company is also permitted to voluntarily prepay the Term Loan in whole or in part. Any prepayments are to be made at par, plus an early payment fee calculated in accordance with the terms of the Term Loan Credit Agreement, as amended, if prepaid prior to October 31, 2016.

Pursuant to a Guarantee and Collateral Agreement dated as of June 11, 2013 (the “Term Loan Security Agreement”), the Term Loan is secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Term Loan Lenders, the Term Loan Lenders have a second priority security interest in substantially all working capital assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the Asset-Based Lenders in such assets, and a first priority security interest in all other assets.

The Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants that commenced on the fiscal quarter ending October 26, 2013, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during the six months ended October 24, 2015.

On October 31, 2014 the Company obtained amendments to both its Asset-Based Credit Agreement and Term Loan Credit Agreement. The amendments provide the Company additional flexibility in its execution of certain restructuring actions by increasing the dollar amount of EBITDA covenant add backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves and cash expenses relating to earn outs or similar obligations. The Company closely evaluates its ability to remain in compliance with the financial covenants under the Asset-Based Credit Agreement and Term Loan Credit Agreement. Based on current projections, the Company believes it will maintain compliance with these financial covenants through the next twelve months.

On September 16, 2015, the Company obtained a second amendment to its Asset-Based Credit Agreement. The amendment provided for the following; (1) a reduction in the Applicable Margin for base rate loans and LIBOR loans; (2) a reduction in the unused line fee rate; (3) and extension of the scheduled maturity date to September 16, 2020, which automatically becomes March 12, 2019 unless the Term Loan has been repaid, refinanced, redeemed, exchanged or amended prior to such date (in the case of a refinancing or amendment to a date that is at least 90 days after the schedule maturity date); (4) the withdrawal of SunTrust Bank as a lender and the assumption of its commitments by the remaining lenders; (5) an expansion of the Company’s ability to use excess availability to satisfy financial covenants during the peak season of July through September; and (6) certain amendments relating to the previously announced permanent reduction in the aggregate commitments.

Net cash provided by operating activities was $11.6 million and $12.4 million for the six months ended October 24, 2015 and October 25, 2014, respectively. The decrease in cash provided by operating activities was related to year-over-year changes in net working capital, partially offset with additional net income. While net income increased by $13.7 million in the six months ended October 24, 2015 as compared to the six months ended October 25, 2104, $3.2 million of the improvement related to a reduction in non-cash charges. The largest variance within net working capital was an increase in the Company’s accounts receivable balance of $70.9 million in the current year’s first six months as compared to an increase of $55.7 million in the prior year’s first six months. This incremental growth in accounts receivable is related to a combination of increased year-over-year revenues in the last three months of the six-month period and the timing of customer payments.

Net cash used in investing activities was $4.7 million and $8.7 million for the six months ended October 24, 2015 and October 25, 2014, respectively. The decrease was primarily due to $1.6 million of capital improvements made during the first quarter of last year in our distribution center in Mansfield, Ohio related to the reconfiguration of the distribution network. In addition, product development spending had decreased for the six month period by $1.3 million as we re-focus our product development strategy in key product categories, such as Reading.

Net cash used in financing activities was $6.5 and $2.5 million for the six months ended October 24, 2015 and October 25, 2014, respectively. In both periods, the net cash used in financing activities represents combined net paydowns of its ABL and Term Loan facilities using net cash provided by operations less cash used in investing. Outstanding borrowings on the ABL Facility were $28.5 million as October 24, 2015, while the excess availability on that date for the ABL Facility, as amended, was $80.8 million. On September 21, 2015, the Company elected to make a $10.0 million prepayment on the Term Loan. While the Company incurred a $0.2 million charge related to the repayment, the reduction in the Term Loan, using proceeds from the ABL Facility, allows the Company to reduce prospective interest expense. The Company’s remaining net Term Loan balance as of October 24, 2015 was $130.2 million.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the period covered by this quarterly report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were not effective for the purposes set forth in the definition of the Exchange Act rules due to a material weakness in internal control over financial reporting related to the design of controls over non-routine accounting matters that did not establish sufficient segregation of duties between analyzing non-routine accounting matters and performing sufficient detailed reviews of the analysis and accounting conclusions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended October 24, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

December 2, 2015	/s/ Ryan M. Bohr
Date	Ryan M. Bohr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

December 2, 2015	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Amendment to Loan Agreement among the Company, certain of its subsidiaries, Bank of America, N.A. and Bank of Montreal, as lenders, and Bank of America, N.A., as agent for the lenders, incorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2015,

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended October 24, 2015 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.