Form 10-KT
period 2015-12-26
SCHOOL SPECIALTY INC
filed 2016-03-09
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from April 26, 2015 to December 26, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates as of October 24, 2015 was $62,155,590. As of February 29, 2016 there were 1,000,004 shares of the Registrant’s common stock outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

INCORPORATION BY REFERENCE

Part III is incorporated by reference from the Proxy Statement from the Annual Meeting of Shareholders to be held on June 16, 2016.

PART I

Item 1.	Business

Unless the context requires otherwise, all references to “School Specialty,” “SSI,” the “Company,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. Effective December 26, 2015 the Company changed its fiscal year end from the last Saturday in April to the last Saturday in December. The April 26, 2015 to December 26, 2015 period will be referred to as the “short year 2015” in this report. Prior to filing the Transition Report on Form 10-K (“Transition Report”), the Company has filed its quarterly reports on Form 10-Q for the quarters ended July 25, 2015 and October 24, 2015. The first two quarters of the transition period, or short year 2015, will be consistent with their respective prior year quarters. Prior to April 26, 2015, our fiscal year ended on the last Saturday in April of each year. In this Transition Report, we refer to these fiscal years by reference to the calendar year in which they ended (e.g., the fiscal year ended April 25, 2015 is referred to as “fiscal 2015”).

Company Overview

School Specialty is a leading distributor of supplies, furniture, technology products, supplemental learning products (“instructional solutions”) and curriculum solutions, primarily to the education marketplace. The Company provides educators with its own innovative and proprietary products and services, from basic school supplies to 21st century classroom designs to Science, Reading, Language and Math teaching materials, as well as planning and development tools. Through its nationwide distribution network, School Specialty also provides its customers with access to a broad spectrum of trusted, third-party brands across its business segments. This assortment strategy enables the Company to offer a broad range of products primarily serving the pre-kindergarten through twelfth grade (“preK-12”) education market at the state, district and school levels. The Company is expanding its presence outside the education market into channels such as e-commerce partnerships with e-tailers and retailers and healthcare facilities. School Specialty offers its products through two operating groups: Distribution and Curriculum.

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

Our Curriculum group develops proprietary curriculum programs to help educators deepen students’ subject matter understanding and accelerate the learning process. This group offers curriculum solutions for science, reading and math and works with teachers and educators to drive new offerings based on Common Core State Standards, Next Generation Science Standards, as well as its own and third-party customized products for various grade levels (primarily preK-12). The Curriculum group also offers a number of innovative and highly targeted teaching solutions for educators that were designed to help students who are performing below grade level or could benefit from supplemental learning materials in a specific area of learning. This group continues to expand its portfolio of instructional programs, combining print-based and digital instructional and assessment tools to deliver value to educators and build competitive advantages in the marketplace.

Across both groups, we reach our customers through a sales force of approximately 350 professionals (70 of which are inside sales representatives), 8 million catalogs, and our proprietary e-commerce websites. In short year 2015, we believe we sold products to approximately 63% of the approximately 137,000 schools in the United States and we believe we reached a majority of the 3.3 million teachers in those schools. For short year 2015, we generated revenues of $504.3 million.

The following is a more complete description of our two operating groups, or segments. Financial information about our segments, as well as geographic information, is included in Note 16 under Item 8, Financial Statements and Supplementary Data.

Distribution Segment. Our Distribution segment provides a wide assortment of products, solutions and services primarily to the preK-12 education market, e-tail and retail channel partners, and to the healthcare market. Products include a comprehensive line of everyday consumables, specialized supplies, indoor and outdoor furniture and equipment, technology products, instructional teaching materials, and planning and organizational products, among others. Distribution products are sold via a nationwide sales force and distribution network, with reach to the majority of schools throughout the United States. Distribution products also are sold direct to teachers and to consumers through the Company’s various e-commerce platforms. Distribution products are grouped into six product categories which include:

•	Supplies

•	Furniture

•	Instructional Solutions

•	Student Organization and Planning Products

•	A/V Technology

•	Security

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

Distribution products include both proprietary branded products and other national brands. Among the segment’s well-known proprietary brands are Childcraft®, Sax® Arts & Crafts, Califone®, Premier AgendasTM, Classroom Select®,Sportime®, Abilitations®, Hammond & StephensTM, SPARK®, Brodhead Garrett®, School Smart®, Royal Seating®, and Projects by Design®. Distribution products and services accounted for approximately 85% of our revenues for short year 2015.

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

The Curriculum segment develops standards-based curriculum products, supplemental and intervention curriculum materials, instructional programs and student assessment tools. Its offerings are tailored to address specific learning needs, drive improved student performance, engage learners and accelerate the learning process. A team of approximately 30 product development associates leverage long-standing relationships with outside developers, authors, co-publishing strategic partners and consultants to develop educational products and solutions that satisfy curriculum standards and improve classroom teaching effectiveness.

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

Our Curriculum segment product lines include Delta Education®, FOSS®, CPO ScienceTM, Frey Scientific®, Educator’s Publishing Service®, Academy of Reading®, Academy of Math®, Wordly Wise 3000®, Explode the Code®, ThinkMath!TM, Making Connections®, and S.P.I.R.E.®. Our Curriculum products accounted for approximately 15% of our revenues in short year 2015.

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

Industry Overview

The United States preK-12 education market is a large industry that has historically exhibited attractive and stable growth characteristics, despite fluctuations in the U.S. economy. For example, during the recessions of 1981-1983, 1991-1992 and 2001-2002, preK-12 education funding in the United States grew at compound annual growth rates (“CAGRs”) of 5.3%, 5.0% and 4.7%, respectively. However, the significant downturn in the general economy from 2008 through 2013 had a major impact on all sectors of the economy, including education. Total expenditures for public elementary and secondary education peaked at $610 billion in 2008-2009 and fell to $602 billion in 2011-2012, the most recent year for which information is available, according to the National Center for Education Statistics (“NCES”).

Public education funding for school districts during 2014-2015 came from three major sources: state funding which provided about 44%; local funding which provided about 44%; and federal funding which provided about 12%. State funding for elementary and secondary education is generally allocated to school districts by formulas, typically based on number of pupils. While state budgets are beginning to show signs of improving, the pressure on state budgets in recent years has negatively impacted school funding and, in turn, school spending has been more negatively affected than it had been during and following prior recessions. The majority of the funding provided by local governments is from property taxes. As local tax revenues have been negatively affected by lower property tax receipts, educational spending has been further restricted. The two largest programs providing federal funding are No Child Left Behind Title I Grants to school districts and IDEA Special Education State Grants.

Over the long-term, we expect total educational expenditures (excluding capital outlays and interest on debt) to stabilize and then rise as state and local funding returns to more normalized levels. While macroeconomic events in recent years have led to an unprecedented reduction in school budgets, spending per student and student enrollment, the two primary drivers of future education expenditures, appear to have stabilized and each is predicted to rise over the next several years.

According to the NCES, enrollment in public and private elementary and secondary schools has had slow and steady growth over the past 15 years with a CAGR of 0.4% and is projected to grow at a CAGR of 0.5% through 2022. Specifically, NCES projects that public and private preK-12 enrollment will rise from 55.1 million in the 2013-2014 school year to 57.9 million by the 2021-2022 school year. At the same time, per pupil expenditures are expected to rise each year. Expenditures in public elementary and secondary schools were $10,610 per pupil in 2013-2014 and are expected to rise to $12,059 per pupil, in constant dollars, by 2024-2025.

According to the Fiscal Survey of the States Fall 2015, state budgets will continue to grow after several years of modest recovery after the recession. According to the states’ enacted budgets, general fund expenditures are expected to increase by 4.1% in 2016, with a majority of the increase allocated to the two largest areas of state general funding expenditures, PreK-12 education and Medicaid. Forty-one states enacted spending increases for PreK-12 education. Furthermore, there is increased activity at the federal level to increase investments in education, with a renewed focus on early learning. We believe there also is increasing demand for new school construction and retrofits at the federal, state and local level. This belief is supported by industry reports from McGraw-Hill which indicated the size of new K-12 school construction spending to be $24 billion in 2014 and is expected to grow to $36 billion by 2017. This growth in construction spending is related to a combination of higher enrollment levels and the impact of lower investment levels in recent years as maintenance projects were deferred and school districts placed an additional number of students into its existing classrooms.

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

We believe there is increasing customer demand for single source suppliers, prompt order fulfillment and competitive pricing in today’s economic environment, particularly as school districts centralize their purchasing decision-making and/or increasingly seek to participate in local, state, regional or national purchasing cooperatives. We believe these changes should drive growth in our instructional and educational products as well as our general school supplies, furniture and equipment and other technology-based solutions. We also believe that in the long-term, these industry trends will have a favorable competitive impact on our business, and that we are well positioned to utilize our operational capabilities, recognized proprietary and third-party brands, respected educational content and curriculum development expertise, and broad product offering to meet evolving customer demands.

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

In addition, the Reorganization Plan generally provided for the treatment of allowed claims against, and equity interests in, the Debtors as follows:

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

Large Product Offering and Premier Brands. Providing access to over 100,000 items ranging from classroom supplies, school furniture and playground equipment, technology solutions and both standards-based and supplemental curriculum solutions, we believe we are the only national provider of a broad range of supplemental educational products and equipment to meet substantially all of the needs of schools and teachers in the preK-12 education market. Our breadth of offerings creates opportunities to repurpose or repackage traditional supplemental materials with supplemental curriculum solutions into kits or groups of related items that our customers value. In addition, we believe we have many of the most established brands in the industry that are recognized by educators across the country, with some brands more than 100 years old. This assortment strategy of our own proprietary brands, mixed with other trusted third-party brands, provides us with an assortment of solutions we believe is unmatched in the industry. In addition, over 40% of our revenues are derived from our proprietary products, including the majority of our curriculum segment products; typically, our proprietary products generate higher margins than our non-proprietary products.

Strong Customer Reach and Relationships. We have developed a highly integrated, three-tiered sales and marketing approach, consisting of: a national sales force; paper-based catalogs and digital marketing campaigns; and our proprietary e-commerce websites. We believe this approach provides us with a unique ability to reach teachers and curriculum specialists as well as school district and individual school administrators. The wide assortment of products and solutions we offer has enabled us to establish strong and long-standing relationships with many of the largest school districts across the United States and Canada. We reach our customers through the industry’s largest sales force of approximately 350 professionals (70 of which are inside sales representatives), catalog mailings and our proprietary e-commerce websites. In short year 2015, we estimate that we sold products to approximately 63% of the estimated 137,000 schools in the United States and reached a majority of the 3.1 million teachers in those schools. We also estimate that, on average, we have enjoyed more than a 10-year relationship with our top accounts, and have recently invested in building our inside sales force to expand our nationwide reach. We utilize our extensive customer databases to selectively target the appropriate customers for our catalog offerings and digital marketing campaigns. Additionally, we have invested heavily in the development of our e-commerce websites, which provide broad product offerings and which we believe generate higher internet sales than many of our education competitors. Revenues derived directly from internet sales, which were approximately 25% of our sales in short year 2015 compared to less than 17% of our sales in fiscal 2009, have increased as more school districts and teachers go online to place orders.

Highly Diversified Business Mix. Our broad product portfolio and geographic reach minimize our concentration and exposure to any one school district, state, product or supplier. In short year 2015, our top 10 school district customers collectively accounted for just over 7% of revenues and customers within our top state collectively accounted for just over 10% of revenues. For the same period, our top 100 products accounted for slightly less than 12% of revenues. Products from our top 10 suppliers generated just over 27% of revenues in fiscal 2015. We believe this diversification somewhat limits our exposure to state and local funding cycles and to product demand trends, and at the same time, opens up opportunities for growth as educational spending increases, both with current and new customer accounts.

Strong Repeat Business. Over 70% of our revenues are generated from the sale of consumable products, which typically need to be ordered annually, if not more frequently. We continue to maintain strong relationships with schools, school districts and other customers and believe our retention rate of our school and school district customers is over 90% in a highly competitive business. We continue to evaluate and modify our product assortment, particularly in the consumable product area to ensure we have the right solutions for our customers and to capitalize on the recurring revenue opportunities from many of our long-standing accounts.

Strong Cost Controls and Focus on Working Capital. We believe our focus on cost reductions and aggressive management of working capital, are positioning the Company to capitalize on future revenue growth opportunities, irrespective of the economy and school funding levels. In short year 2015, several operational improvement initiatives resulted in significant cost reductions, and greater efficiencies throughout our organization. These initiatives also resulted in better working capital management and cash flow, which provided us with additional resources to invest in key growth areas of our business across both our Distribution and Curriculum business segments. We continue to focus on growing revenues and profits within our Curriculum and Distribution segments, improving our mix of proprietary products and our operations to enhance the customer experience. We also enjoy highly predictable working capital cycles which enable us to effectively manage our capital structure and invest in growth areas of our business and in our infrastructure.

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

Growth Strategy

We have implemented a number of operational changes that have strengthened our operations, lowered our cost structure and improved efficiencies throughout our organization. We recently have implemented a shared services operating model that better aligns critical business functions areas and will enable us to improve both our top- and bottom-line results. Our near-term strategy continues to be focused on the following areas:

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

The Company’s longer term initiatives are intended to enhance organic growth, improve margins, and better evaluate capital investments and allocation of resources. Among the key initiatives are:

•

Aligning our sales, marketing and merchandising organizations to develop and execute sustainable growth strategies for core product categories such as early childhood development, physical education, art, furniture, technology, and instructional solutions;

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

Organic Growth. We continue our focus on growing revenues and profits from our existing product lines and possible line extensions. We are cautiously optimistic that schools are beginning to rebound from their most recent funding levels and industry data suggests school spending will increase over the coming years based on continued growth in student population and spending per student. As schools return to more normalized spending we plan to increase our share of this spending and organically grow our revenues by:

•	Optimizing product mix within each category;

•

Implementing a new Customer Relationship Management (“CRM”) system to more effectively communicate customer and performance information to the sales organization, and collect market and customer intelligence which will enable more effective cross selling throughout the organization to drive balanced growth across our product categories;

•	Unifying and aligning our marketing efforts with sales and merchandising;

•	Enhancing the usability of our website and our web-based marketing initiatives to capture an increasing portion of online customer sales;

•	Developing new and updating current curriculum, supplemental learning and technology solutions in response to education standards and educator needs;

•	Introducing new curriculum-based security solutions that address the increased need for school security;

•	Focusing our sales reach to further expand into adjacent markets, such as office supplies and health care;

•	Capitalizing on expected upcoming curriculum changes relating to Common Core State Standard and Next Generation Science Standards;

•	Increasing our focus and selling resources in under-penetrated states and districts;

•	Growing within key accounts and school districts through improved cross-selling of products and services; and

•	Expanding our relationships with e-tail/retail partners and large purchasing cooperatives.

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

Reduction of Corporate Operating Expenses. We continue to focus on reducing our operating expenses to streamline our business and free up resources to invest in other key areas that will generate top-line growth and improve bottom-line performance. Among the initiatives we are focused on are:

•

Process improvement initiatives aimed at reducing complexity across all departments, particularly in our Agendas operations, in a manner that will lower our overall staffing levels and improve operational effectiveness;

•	Continue to employ lean principles in our operations to improve efficiencies;

•	Evaluate our current ERP environment and the related cost to support it in order to simplify our key business processes in a cost-effective manner;

•	Continue to leverage shared corporate resources throughout our business segments to lower costs and optimize financial, IT, HR and marketing support; and

•	Refining our sales compensation plans to drive balanced growth across our product categories in a cost-effective manner.

Evaluation of Capital Investment and Allocation: We have identified several areas for investment in fiscal 2016 that will strengthen our operations and back-end support, digital and e-commerce platform and solution sets, and overall systems management capabilities. This will be part of continuous improvement initiatives that are underway. We are also in the process of major review of all of our product lines and businesses to determine those with unacceptable or inadequate profitability, while simultaneously analyzing the appropriate solutions to maximize our returns, either from disposition or further capital investment. This analysis is to identify both cost saving drivers and new investment opportunities that will strengthen our bottom-line performance both near- and long-term. The Company also intends to continue to analyze acquisition opportunities which may fill product offering gaps and provide improvement in the revenue and EBITDA of the Company.

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

We also offer a full range of physical education programs, solutions, resources and equipment designed to help improve student and staff wellness. Our products, which are primarily offered under our Sportime® brand, range from traditional sports equipment to unique and innovative products designed to encourage participation by all, as well as research-based teaching materials that foster health and wellness both inside and outside of educational facilities. We also offer proven, research-based physical education and health solutions under our (licensed) SPARK® brand, which is a curriculum and product-based program focused on promoting healthy, active lifestyles and combating childhood obesity. Each SPARK program provides a coordinated package of curriculum, on-site teacher training, and content-matched equipment from our Sportime® product line. The program maximizes physical activity during physical education classes by providing teachers with alternative games, dances and sports that ensure all students are actively engaged and learning.

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

Furniture Category: We believe we are one of the most comprehensive providers of school furniture in the United States, offering a full range of school-specific furniture and equipment, for both in-school, in-classroom and outdoor use. Our offering allows us to equip an entire facility, refurbish a specific location within a school, such as a cafeteria, gymnasium or media center, or to replace individual items such as student desks and chairs. We manufacture award-winning early childhood wood furniture in our Bird-in-Hand® Woodworks facility. We launched a product line of proprietary furniture under our Classroom Select® brand and also provide innovative furniture offerings through our Royal Seating®, Childcraft®, Korners for Kids® and Bird-in-Hand® product lines. We are authorized national or regional distributors for leading third-party lines. In addition, we offer our proprietary service, Projects by Design®, which provides turn-key needs assessment and conforming design, budget analysis and project management for new construction projects.

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

SSI GUARDIAN: We believe we have the most comprehensive curriculum-based security initiative designed to keep schools and other facilities safe. Our SSI GUARDIANTM offering is focused on strengthening campus and school safety by providing administrators, teachers and other school personnel with the training and security-related products to address safety and risk mitigation. SSI GUARDIAN also offers consulting services that help schools and school districts conduct vulnerability assessments for school sites, emergency planning, contingency planning, and safe school design. Similar curriculum/training modules have also been developed for health care facilities including hospitals, outpatient care centers and rehab centers.

Soar Life Products: Leveraging our current product assortment, Soar Life Products™ offers thousands of innovative products intended to improve well-being, from early childhood to adults in senior care. The Soar Life offering includes proprietary School Specialty brands, including Childcraft®, Classroom Select®, Sax Arts & Crafts®, Sportime®, Abilitations®, among others, as well as third-party brands. Products span a range of categories and are tailored to address the needs of healthcare organizations, focusing on Arts & Crafts, Physical Activity and Recreational Sports, Furniture, Therapeutic Needs and general supplies, all of which are used by healthcare facilities on a daily basis. Soar Life Products focuses on the healthcare industry, including acute and non-acute settings such as hospitals, long-term care, therapeutic facilities, home care, surgery centers, early childhood and day care centers, physicians offices and clinics, both on a direct basis and through third-parties.

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

Science classroom resources offered by Delta Education for example, are focused on the pre-K to 8th-grade education level. Our science curriculum products embody the best in inquiry-based STEM (“Science, Technology, Engineering and Math”) education. Delta provides the research-based FOSS® curriculum and other programs such as Delta Science Modules, as well as hands-on classroom resources. FOSS has evolved from a philosophy of teaching and learning at the Lawrence Hall of Science that has guided the development of successful active learning science curricula for more than 40 years. The FOSS program bridges research and practice by providing tools and strategies to engage students and teachers in enduring experiences that lead to a deeper understanding of the natural and designed worlds. Science is a discovery activity, and our belief is that the best way for students to appreciate the scientific enterprise, learn important scientific and engineering concepts, and develop the ability to think well is to actively participate in scientific practices through the use of manipulatives which enhance their own investigations and analyses. The FOSS Program was created specifically to provide students and teachers with meaningful experiences through active participation in scientific practices.

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

Our Academy of Reading® and Academy of Math® products offer reading, math and response to intervention solutions to help K-12 schools close the achievement gap for students who fall below proficiency benchmarks. Our print and technology resources combine to meet the instructional needs of students possessing learning disabilities or who are at risk for reading and math failure. Some of our other innovative teaching materials include Explode the Code®, Making Connections® and Making Connections InterventionTM, Path Driver for Math® and Path Driver for Reading®, Sitton Spelling and WordSkills®, S.P.I.R.E®, and WordlyWise®, among others.

For further information regarding our Distribution and Curriculum segments, see our “Segment Information” in the Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data.

Intellectual Property

We maintain a number of patents, trademarks, trade names, service marks and other intangible property rights that we believe have significant value and are important to our business. Our trademarks, trade names and service marks include the following: School Specialty®, Education Essentials®, School Smart®, Royal Seating®, Projects by Design®, Academy of Reading®, Academy of Math®, abc School Supply®, Integrations®, Abilitations®, Brodhead Garrett®, Califone®, Childcraft®, ClassroomDirect®, Frey Scientific®, Hammond & StephensTM, Premier AgendasTM, Sax® Arts & Crafts, Sax® Family & Consumer Sciences, Sportime®, Delta Education®, Neo/SCI®, CPO Science™, EPS® and AutoSkill®, SSI GUARDIANTM, and Soar Life ProductsTM. We also sell products under brands we license, such as FOSS®, ThinkMath!™, SPARKTM and FranklinCovey® Seven Habits.

Product Development and Merchandising

Our product development managers apply their extensive education industry experience to design instructional solutions, supplemental curriculum and age-specific products to enhance the learning experience. New product ideas are reviewed with customer focus groups and advisory panels comprised of educators to ensure new offerings will be well received and meet an educational need.

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

Our Distribution segment sales and marketing approach utilizes a sales force of approximately 280 professionals, approximately 40 distinct catalog titles, and School Specialty Online®, an e-commerce solution that enables us to tailor our product offerings and pricing to individual school districts and school administrators. In fiscal 2015 and short year 2015, we took steps to realign our nationwide sales team and our go-to-market strategy, which also included the build out of an inside sales team focused on under penetrated states.

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

Our Curriculum segment sales and marketing approach utilizes a field sales force of approximately 70 professionals. The sales coverage is nationwide, with the largest student populated states served by a larger contingent of sales professionals. The field and inside sales associates are supported by 10 targeted catalogs and our brand-specific websites to deliver premium educational products to teachers and curriculum specialists.

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

Internet Operations. Our internet channel activities through www.schoolspecialty.com are focused on enhancing customer loyalty, driving down cost by receiving more orders electronically and creating a customer self-service portal. Our brands are available through our website which allows our customers a single access point for purchasing. Our systems provide functionality to meet the specific needs of school districts and school customers, who generally purchase Distribution products, as well as the needs of individual teachers and curriculum specialists, who tend to buy Curriculum products. Our website allows our customers to manage funding through the use of purchase order spending limitation, approval workflows, order management and reporting. In addition, we offer schools and districts the ability to fully integrate their procurement systems with our website, which gives us another important link to our customers and a significant competitive advantage. It also includes other features that are more helpful to teachers, curriculum specialists and others with more sophisticated online ordering needs, including product search, custom catalogs and email notification, allowing users to have access to the full line of School Specialty products. We have maintained an electronic ordering system for the past 20 years and offer e-commerce solutions directed exclusively at the education market. Each of our Curriculum product lines has a dedicated website for its own products. We also continue to explore expanding our offerings provided through third party internet sources. As such, we have a channel agreement with Amazon.com under which we have our own branded storefront within the office and school segment of the Amazon.com shopping portal. We believe that this channel allows us to reach educators and segments of the education space that we did not reach previously. Over the past two years, we have significantly invested in our ecommerce platform to improve website functionality, make the online ordering process easier and faster and improve the overall customer experience, which we believe will help us grow organically.

Pricing. Pricing for our Distribution and Curriculum product offerings varies by product and market channel. We generally offer a negotiated discount from catalog or list prices for products from our Distribution catalogs, and respond to quote and bid requests. The pricing structure of proprietary Curriculum products offered through direct marketing is generally less subject to negotiation.

Procurement

Non-Proprietary Products. Each year, we add new items to our catalogs and our offerings. We begin to purchase and stock these items before the catalogs are released so that we can immediately satisfy customer demand. We typically purchase under annual supply agreements with our vendors. For our larger vendors we typically negotiate annual contracts that usually provide negotiated pricing and/or extended terms and often include volume discounts and rebate programs. We have exclusive distribution rights on several furniture and equipment lines.

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

Private Label Product. We launched the School Smart® brand in 2005. Since that time we have focused our strategy on providing a private brand alternative for educators, using a combination of off-shoring and out-sourcing of products. In short year 2015, our revenue for School Smart branded products was approximately $38 million. We continue to evaluate the balance of branded and private brand products and we believe that there are additional opportunities to grow sales through new products, product line extensions and new product configurations.

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

Logistics

We believe we have one of the largest and most sophisticated distribution networks among our direct competitors with three fully automated and seamlessly integrated distribution centers, two supporting the Distribution segment and one supporting the Curriculum segment, totaling approximately 1 million square feet of operating space. We believe this network represents a significant competitive advantage, allowing us to reach any school in a fast and efficient fashion. We have enhanced our distribution model, allowing most of our customers to receive their orders of in-stock items within 3 to 5 days, and, through third party strategic relationships, have the ability to offer next-day delivery for many items We utilize a third-party logistics provider in Asia to consolidate inbound shipments of items sourced overseas, lowering our transportation and inventory storage costs.

In order to maintain the proprietary nature of certain furniture products, we operate one manufacturing facility. Our Lancaster, Pennsylvania plant manufactures wood furniture for our early childhood offerings. Products that we manufacture accounted for less than 10% of sales during the thirty-five week transition period ended December 26, 2015, fiscal 2015, 2014, and 2013.

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

Employees

As of February 22, 2016, we had approximately 1,180 full-time employees. Since the beginning of fiscal 2015, we have reduced the number of full-time employees by 270 as we have integrated and aligned core function areas across the Company, such as operations, supply chain management, procurement and logistics, marketing, finance, information technology and human resources. Additionally, to meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Backlog

We had no material backlog at December 26, 2015. Our customers typically purchase products on an as-needed basis.

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

We are highly leveraged. As of December 26, 2015, we had $149 million of total debt. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

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

Prior to the transition period, we had seen a decline in our operating margin, primarily as a result of our revenue declines, which we believe are primarily related to the continued school spending cuts. The Company will pursue further cost reductions if school spending declines significantly from current levels, but the Company does not intend to cut costs in areas that it believes could have a significant impact on future revenue growth. To the extent we are unable to identify additional cost reductions that can be made consistent with our strategy and the weakness in school spending persists, our operating margin may continue to decline. Additionally, spending declines can cause schools to consider purchasing lower priced products, which will lower the Company’s operating margins.

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

Our business is highly seasonal.

Because most of our customers want their school supplies delivered before or shortly after the commencement of the school year, we record most of our revenues from June to October. During this period, we receive, ship and bill the majority of orders for our products so that schools and teachers receive their products by the start of each school year. To the extent we do not sell our products to schools during the peak shipping season, many of such sales opportunities will be lost and will not be available in subsequent quarters. Our inventory levels increase in April through June in anticipation of the peak shipping season. We usually earn more than 100% of our annual net income from June to September of our fiscal year and operate at a net loss from October to May. This seasonality causes our operating results and operating cash flows to vary considerably from quarter to quarter within our fiscal years.

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

From time to time we are involved in litigation because others allege that we infringe on their intellectual property. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidate our proprietary rights. In addition, these lawsuits, regardless of their merits, could be time consuming and expensive to resolve and may divert management’s time and attention. Any intellectual property litigation alleging our infringement of a third-party’s intellectual property also could force us or our customers to i) stop producing or using products that use the challenged intellectual property, ii) obtain from the owner of the infringed intellectual property, at our expense, a license to sell or use the relevant technology at an additional cost, which license may not be available on reasonable terms, or at all iii) redesign those products or services that use the infringed technology, or iv) change the ways in which we conduct our business so as to avoid infringing the technology. Any costs we incur from having to take any of these actions could be material.

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

At December 26, 2015, intangible assets represent approximately 22% of our total assets. We are required to evaluate goodwill for impairment on an annual basis and other intangibles if indicators of impairment exist. As discussed in Note 7 to the consolidated financial statements in Item 8 of this report, the Company recorded a goodwill impairment charge of $41.1 million in fiscal 2013, an impairment charge of $4.7 million related to indefinite-lived intangible assets in the third quarter of fiscal 2013, and an impairment charge of $2.7 million in fiscal 2015 related to definite-lived intangible assets. The impairments were determined as part of the fair value assessment of these assets. The fair value assessments of these assets are based on significant assumptions, including earnings projections and discount rates. Changes in these assumptions can have a significant impact on the fair value assessment and the resulting conclusion as to any potential asset impairment and the amount of any such impairment. There were no impairments recorded in short year 2015.

We have a material amount of capitalized product development costs which might be written-down.

We had capitalized product development costs of $17.1 million, $19.6 million and $27.3 million at December 26, 2015, April 25, 2015 and April 26, 2014, respectively, related to internally developed products, which are amortized to expense over the lesser of five years or the product’s life cycle. Any changes in the estimated sales volume or life cycle of the underlying products could cause the currently capitalized costs or costs capitalized in the future to be impaired.

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

We rely on certain trademarks, trade names and service names, along with licenses to use and exploit certain intellectual property related to designs of proprietary products, trademarks, trade names and service names (collectively, the “marks”) in the design and marketing of some of our products. We could lose our ability to use our brands if our marks were found to be generic or descriptive, as well as the right to sell proprietary products which are based upon licensed intellectual property. While no single mark is material to our business, the termination of a number of these marks could have an adverse effect on our business. The loss of certain licensed intellectual property related to proprietary products (for example, FOSS®) may have a material adverse effect on our business. We also rely on certain copyrights, patents and licenses other than those described above, the termination or loss of which could have an adverse effect on our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in a leased facility. The lease on this facility expires in April 2021. The facility is located at W6316 Design Drive, Greenville, Wisconsin, a combined office and warehouse facility of approximately 332,000 square feet, which also services both our Curriculum and Distribution segments. In addition, we leased the following principal facilities as of February 29, 2016:

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Bellingham, Washington (1)	25,000	Leased	31-Jul-20
Cambridge, Massachusetts (2)	18,000	Leased	30-Apr-18
Cameron, Texas (1)	277,000	Leased	30-May-16
Fresno, California (4)	163,000	Leased	31-Oct-17
Lancaster, Pennsylvania (3)	73,000	Leased	30-Jun-17
Lancaster, Pennsylvania (1)	125,000	Leased	30-Jun-17
Mansfield, Ohio (3)	315,000	Leased	31-Oct-20
Nashua, New Hampshire (2)	348,000	Leased	31-Dec-18

(1)	Location primarily services the Distribution segment
(2)	Location primarily services the Curriculum segment.
(3)	Location services both business segments.
(4)	Subleased through October 31, 2017

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 29, 2016, the following persons served as executive officers of School Specialty:

Name and Age of Officer
Joseph M. Yorio Age 51	Mr. Yorio joined the Company as its President and Chief Executive Officer and a member of the Board of Directors in April 2014. Prior to joining the Company, Mr. Yorio served as President and Chief Executive Officer of NYX Global LLC, a business services and consulting company, from January 2011 to April 2014. Concurrently, he also performed the duties and responsibilities of Managing Director for Vertx (a NYX Global client), a developer, manufacturer, marketer and distributor of tactical and outdoor apparel and equipment. Prior to that, Mr. Yorio was President from March 2009 to December 2010 and Chief Executive Officer from June 2009 to December 2010 of Xe Services LLC (now known as Academi), a private aerospace and defense company. In addition, Mr. Yorio previously held a variety of executive, operations and sales positions primarily focused on distribution and logistics. He served as the Vice President, U.S. and North American Air Hub Operations with DHL Express, where he was responsible for sortation, inbound and outbound freight from the largest private airport in North America servicing the global markets. Prior to that, he was President of the Central Midwest Division of Corporate Express, one of the world’s largest business-to-business suppliers of essential office and computer products and services, where he led a self-sustaining operating division that included six distribution centers. He also served in the U.S. Army as a 75th Ranger Regiment and Special Forces officer and is a medically retired combat veteran. Mr. Yorio holds a B.A. degree in psychology from Saint Vincent College, a Master’s Certificate in executive leadership from Cornell University, S.C. Johnson Graduate School of Management, and an M.B.A in management from Florida Institute of Technology, Nathan M. Bisk College of Business.
Ryan Bohr Age 41	Mr. Bohr has served as Executive Vice President and Chief Financial Officer of the Company since October 2014. Prior to joining the Company, Mr. Bohr served as Chief Executive Officer of Fresh Matters LLC, an early stage specialty beverage company, from January 2014 to October 2014 after serving as operations advisor to the Company during 2013. Prior to that, Mr. Bohr was a Partner at Hilco Equity Partners, a private equity firm focused on special situations, where he worked from March 2003 to December 2012. While with Hilco Equity, Mr. Bohr played a key role in all aspects of the Fund’s activities, including fundraising, day-to-day operations for certain portfolio companies and execution of the firm’s investment strategy across the consumer and industrial industries. In addition, Mr. Bohr has previously held other senior operating and financial positions and worked in private equity, investment banking and public accounting for several years. Mr. Bohr holds a BBA degree in accounting from the University of Notre Dame and earned the CPA designation in 1996.
Edward J. Carr, Jr. Age 49	Mr. Carr has served as Executive Vice President and Chief Sales Officer of the Company since January 2015. Prior to joining the Company, Mr. Carr served as Corporate Vice President of Sales with Reinhart Foodservice (RFS), LLC, a multi-billion dollar foodservice distribution company with over 30 distribution centers serving independent and chain restaurants, schools and healthcare facilities throughout the United States, from January 2014 to January 2015. In this position, he was responsible for managing the RFS’s largest customer accounts and developing and overseeing the national go-to-market strategy and sales force. Mr. Carr served as the RFS Board member on the Boards of Directors for the

Name and Age of Officer
International Foodservice Distributors Association (IFDA) and the Distribution Market Advantage (DMA). Prior to RFS, Mr. Carr served as Executive Vice President of Sales and Marketing of Nicholas and Company, an independent food service distributor, from June 2006 to January 2014. In this role, Mr. Carr was responsible for all strategies related to account acquisition, retention and penetration. He oversaw and led all sales initiatives and was successful in driving marketing programs across multiple sales channels and industry subsets. Mr. Carr represented Nicholas and Company nationally with the IFDA, Independent Marketing Alliance (IMA), DMA, and Markon Produce Cooperative. He also served as the co-chair of the IFDA Supplier Advisory Council while at both RFS and Nicholas and Company. From 1996 to 2006, Mr. Carr held several leadership positions with Corporate Express, one of the world’s largest business-to-business suppliers of essential office and computer products and services, where he most recently served as President, Pennsylvania Division. Prior to this role, he served as Vice President of Sales, Central Midwest Division and Division Sales Manager, Washington Division. Prior to Corporate Express, Mr. Carr held management positions with Western Parcel Express and with Airborne Express. He is a graduate of the University of Utah, with a B.S. in Mass Communications, Public Relations.
Todd A. Shaw Age 50	Mr. Shaw has served as the Executive Vice President, Operations of the Company since December 2014. Mr. Shaw previously served as the Company’s Vice President, Operational Excellence and Continuous Improvement from July 2014 to November 2014. Prior to joining the Company, Mr. Shaw served as Vice President of Operations of Prolitec Inc., a provider of air treatment and indoor air quality technologies from September 2011 to July 2014. Prior to that, Mr. Shaw served as Chief Operating Officer of NYX Global LLC, a business services and consulting company, from October 2010 to September 2011. From May 2009 to October 2010, Mr. Shaw served as Senior Vice President of Facility Services and Logistics of Xe Services LLC (now known as Academi), a private aerospace and defense company. Earlier in his career, he worked primarily in operational roles, serving as Division Manager with Shorr Packaging Corporation, Vice President of Operations with Corporate Express, and Area Operations Director with Unisource Worldwide. Mr. Shaw attended the University of Wisconsin—Platteville where he studied criminal justice.
Kevin Baehler Age 52	Mr. Baehler has served as Senior Vice President, Corporate Controller and Chief Accounting Officer of the Company since October 2014. Mr. Baehler joined the Company in 2004 as Corporate Controller, and was promoted to Vice President, Corporate Controller in 2007. From June 2007 to April 2008, he served as interim Chief Financial Officer. In April 2008, after stepping down as interim Chief Financial Officer, he was appointed to the position of Senior Vice President, Corporate Controller. From January 2014 to October 2014, he served as interim Chief Financial Officer. Since joining the Company, he has been responsible for all aspects of the Company’s financial reporting process. Prior to joining the Company, Mr. Baehler spent six years with GE Healthcare, a division of General Electric Company in various financial positions, most recently as Assistant Global Controller. Mr. Baehler obtained his undergraduate degree in accounting from the University of Wisconsin—Whitewater and he is a Certified Public Accountant.

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

Short Year 2015	High	Low
Quarter ended July 25, 2015	$101.00	$92.50
Quarter ended October 24, 2015	92.50	82.00
Nine weeks ended December 26, 2015	82.00	74.00

Fiscal 2015	High	Low
Quarter ended July 26, 2014	$121.00	$107.00
Quarter ended October 25, 2014	120.50	118.00
Quarter ended January 24, 2015	120.00	110.25
Quarter ended April 25, 2015	110.25	95.00

Fiscal 2014	High	Low
Six weeks ended June 11, 2013 (Predecessor)	N/A	N/A
Seven weeks ended July 27, 2013 (Successor)	N/A	N/A
Quarter ended October 26, 2013	N/A	N/A
Quarter ended January 25, 2014	$88.00	$74.00
Quarter ended April 26, 2014	110.50	74.50

The first trade of the Successor Company’s common stock occurred in the third quarter of fiscal 2014.

Holders

As of February 29, 2016, there were approximately 90 record holders of the common stock of the Company.

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

The total return calculations set forth below assume $100 invested on October 30, 2013, which is the first date on which shares of the Successor Company were traded. The total return calculations assume the reinvestment of any dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through December 26, 2015. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

	10/30/13	1/31/14	4/26/14	7/31/14	10/31/14	1/31/15	4/25/15	7/31/15	10/30/15	12/26/15
School Specialty, Inc.	100.00	89.77	125.06	136.36	136.36	123.01	113.52	105.11	88.47	84.09
Russell 3000	100.00	101.93	106.36	110.34	115.67	115.17	123.33	122.79	120.86	120.07
Peer Group	100.00	95.23	94.18	98.90	106.17	116.99	129.32	120.61	104.37	97.05

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Fiscal Year
	Successor Company			Predecessor Company
	Thirty-Five Weeks Ended December 26, 2015	2015	2014	2014	2013	2012	2011
	(35 weeks)	(52 weeks)	(46 weeks ended April 26, 2014)	(6 weeks ended June 11, 2013)	(52 weeks)	(52 weeks)	(53 weeks)
Statement of Operations Data:
Revenues	$504,278	$621,868	$572,045	$58,697	$674,998	$731,991	$762,078
Cost of revenues	317,891	393,710	349,845	35,079	411,118	448,977	454,557

Gross profit	186,387	228,158	222,200	23,618	263,880	283,014	307,521
Selling, general and administrative expenses	155,593	232,479	213,144	27,473	267,491	274,967	287,560
(Gain) on sale of product line	—	—	—	—	—	(4,376)	—
Facility exit costs and restructuring	901	6,056	6,552	—	—	—	—
Impairment charge	—	2,713	—	—	45,789	107,501	411,390

Operating (loss) income	29,893	(13,090)	2,504	(3,855)	(49,400)	(95,078)	(391,429)
Interest expense	12,973	19,599	16,882	3,235	28,600	27,182	28,157
Loss on early extinguishment of debt	877	—	—	—	10,201	—	—
Change in fair value of interest rate swap	(174)	(45)	483	—	—	—	—
Refund of early termination fee	—	—	(4,054)	—	—	—	—
Reorganization item, net	—	271	6,420	(84,799)	22,979	—	—
Early termination of long-term indebtedness	200	—	—	—	26,247	—	—
Impairment of long-term asset	—	—	—	—	1,414	—	—
Impairment of investment in unconsolidated affiliate	—	—	—	—	7,749	9,012	6,861
Expense associated with convertible debt exchange	—	—	—	—	—	1,090	1,920

Income (loss) before provision for (benefit from) income taxes	16,017	(32,915)	(17,227)	77,709	(146,590)	(132,362)	(428,367)
Provision for (benefit from) income taxes	716	617	258	1,641	(334)	167	(73,132)

Earnings (loss) before losses from investment in unconsolidated affiliate	15,301	(33,532)	(17,485)	76,068	(146,256)	(132,529)	(355,235)
Losses of unconsolidated affiliate	—	—	—	—	(1,436)	(1,488)	(1,038)

Net income (loss)	$15,301	$(33,532)	$(17,485)	$76,068	$(147,692)	$(134,017)	$(356,273)

Weighted average shares outstanding:
Basic and Diluted	1,000	1,000	1,000	18,922	18,922	18,878	18,870
Earnings (loss) per share of common stock:
Basic and Diluted	$15.30	$(33.53)	$(17.49)	$4.02	$(7.81)	$(7.10)	$(18.88)

		Successor Company			Predecessor Company
	December 26, 2015	April 25, 2015	April 26, 2014		April 27, 2013	April 28, 2012	April 30, 2011
Balance Sheet Data:
Working capital (deficit)	$116,487	$100,595	$111,922		$(30,325)	$89,709	$(17,507)
Total assets	278,841	312,952	339,619		427,573	463,521	637,544
Long-term debt	146,053	156,549	153,987		—	289,668	198,036
Total debt	148,849	182,193	166,375		198,302	290,623	296,279
Stockholders’ equity (deficit)	81,606	66,377	103,057		(79,192)	67,946	201,629

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes, included elsewhere in this Annual Report.

Factors Affecting Comparability

Change in Fiscal Year

On April 29, 2015, the Board of Directors of School Specialty, Inc. approved a change in the Company’s fiscal year end from the last Saturday in April to the last Saturday in December. This change became effective on December 26, 2015. As a result of this change, this MD&A compares the financial results for the thirty-five weeks ended December 26, 2015 (“short year 2015”) to the unaudited financial results for the thirty-five weeks ended December 27, 2014 (“thirty-five week period 2014”). See Note 2 of the consolidated financial statements.

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

On May 23, 2013, the Bankruptcy Court entered an order confirming the Reorganization Plan, and a corrected copy of the Reorganization Plan was entered by the Bankruptcy Court on June 3, 2013. The Reorganization Plan became effective on June 11, 2013 (the “Effective Date”). Pursuant to the Reorganization Plan, on the Effective Date, the Company’s existing credit agreements, outstanding convertible subordinated debentures, equity plans and certain other agreements were cancelled. In addition, all outstanding equity interests of the Company that were issued and outstanding prior to the Effective Date were cancelled on the Effective Date. Also on the Effective Date, in accordance with and as authorized by the Reorganization Plan, the Company reincorporated in Delaware and issued a total of 1,000,004 shares of Common Stock of the reincorporated company to holders of certain allowed claims against the Debtors in exchange for such claims. As of June 12, 2013, there were 60 record holders of the new common stock of the reorganized Company issued pursuant to the Reorganization Plan. The Reorganization Plan is described in additional detail above in Item 1, Business. The consolidated financial statements as of and for the thirty five weeks ended December 26, 2015, as of and for the thirty five weeks ended December 27, 2014, as of and for the year ended April 25, 2015, as of and for the forty-six weeks ended April 26, 2014 and any references to “Successor” or “Successor Company” show the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

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

In short year 2015, the Company had revenue of $504.3 million and operating income of $29.9 million, as compared to revenue of $488.7 million and operating income of $15.2 million in the thirty-five weeks ended December 27, 2014. In fiscal 2015, the Company had revenues of $621.9 million and an operating loss of $13.1 million. The Company had cash flow from operations of $47.3 million in the thirty-five weeks ended December 26, 2015 as compared to $5.4 million of cash flow from operations in fiscal 2015. The changes in the results for the thirty-five weeks ended December 26, 2015 as compared to fiscal 2015 are primarily attributable to the following:

•	The transition period, short year 2015, covered thirty-five weeks, while fiscal 2015 represented a full twelve months;

•

The change to a fiscal year end in December versus a fiscal year end in April resulted in the thirty five week transition period which did not include seventeen weeks that, due to our seasonality, historically generate operating losses and, thus, used cash in our operating activities and;

•	A reduction of $5.2 million in restructuring and facility exit costs, as the Company significant actions related to these activities were substantially completed by the end of fiscal year 2015.

Due to the significance of the restructuring costs and impairment charges in fiscal 2015 and fiscal 2014, the Company believes it is more meaningful to compare operating income and margin excluding these restructuring costs and impairment charges. The Company’s income from operations in short year 2015 of $29.9 million included $0.9 million of facility exit and restructuring costs. The Company’s operating loss in fiscal 2015 of $13.1 million included $6.1 million of facility exit and restructuring costs and $2.7 million of impairment charges. The Company’s operating income of $2.5 million in the forty-six weeks ended April 26, 2014 included $6.6 million of facility exit and restructuring costs. Excluding the impact of the restructuring and facility exit costs and impairment charges, the Company’s operating income was $30.8 million in short year 2015 compared an operating loss of $4.3 million in fiscal 2015 and operating income of $9.1 million in the forty-six weeks ended April 26, 2014. The Company’s operating income for the thirty-five weeks ended December 27, 2014 was $19.1 million excluding $3.8 million of restructuring and facility exit costs. In short year 2015, the Company’s revenue grew by 3.2% over the comparable thirty-five week period ended December 27, 2014. In fiscal 2015, the

Company’s revenue declined 1.4% from combined fiscal 2014 compared to a decline of 6.6% in combined fiscal 2014 compared to fiscal 2013. The Company’s most significant revenue growth was in the Furniture and Science product categories. Gross margin declined in short year 2015 compared to the thirty-five week period 2014 through a combination of product mix and incremental product development amortization. These declines have been significantly offset by expense reductions. In fiscal 2015, the Company completed an organizational realignment to drive growth, achieve efficiencies, and increase profit margins. These organizational realignment actions included the following:

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

The implementation of these actions was completed in fiscal 2015. These actions resulted in lowering the employee count from 1,450 to approximately 1,180 while consolidating redundant roles and activities. We estimate that the annualized impact of these actions has been approximately $20 million and has allowed us to lower our overall SG&A costs, yet still invest SG&A dollars in areas that will drive future revenue growth or improve operating efficiencies.

While remaining focused on lowering costs through consolidation and process improvements, the Company is equally focused on revenue growth. Although we had revenue growth during the transition period, certain product categories continued to have revenue declines. The Company believes it can generate revenue growth through initiatives that improve or enhance:

•	Collaboration among sales, marketing, merchandising, and operations,

•	Product innovation,

•	Product category specific sales and support expertise,

•	Effectiveness of the sales model, and

•	Customer experiences.

Our business and working capital needs are highly seasonal, with peak sales levels occurring from June through October. During this period, we receive, ship and bill the majority of our business so that schools and teachers receive their products by the start of each school year. Our inventory levels increase in April through June in anticipation of the peak shipping season. The majority of shipments are made between June and October and the majority of cash receipts are collected from September through December. With the change of our fiscal year end to the last Saturday in December, we expect to ship approximately 50% of our revenue and earn more than 100% of our annual net income from June through September of our fiscal year and operate at a net loss from January through May, and October through December.

Results of Operations

The following table sets forth certain information as a percentage of revenues on a historical basis concerning our results of operations for thirty-five weeks ended December 26, 2015, fiscal 2015, forty-six weeks ending April 26, 2014, the six weeks ending June 11, 2013 and fiscal 2013:

	Successor Company			Predecessor Company
	Short Year 2015	Fiscal Year 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year 2013
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.0	63.3	61.2	59.8	60.9

Gross profit	37.0	36.7	38.8	40.2	39.1
Selling, general and administrative expenses	30.9	37.4	37.3	46.8	39.6
Facility exit costs and restructuring	0.2	1.0	1.1	0.0	0.0
Impairment charge	0.0	0.4	0.0	0.0	6.8

Operating income (loss)	5.9	-2.1	0.4	-6.6	-7.3
Interest expense	2.6	3.2	3.0	5.5	4.2
Loss on early extinguishment of debt	0.2	0.0	0.0	0.0	1.5
Early termination of long-term indebtedness	0.0	0.0	0.0	0.0	3.9
Impairment of long-term asset	0.0	0.0	0.0	0.0	0.2
Impairment of investment in unconsolidated affiliate	0.0	0.0	0.0	0.0	1.1
Change in fair value of interest rate swap	0.0	0.0	0.1	0.0	0.0
Refund of early termination fee	0.0	0.0	-0.7	0.0	0.0
Reorganization items, net	0.0	0.0	1.1	-144.5	0.0

Income (loss) before provision for (benefit from) income taxes	3.1	-5.3	-3.1	132.4	-18.2
Provision for (benefit from) income taxes	0.1	0.1	0.0	2.8	3.4

Income (loss) before losses from investment in unconsolidated affiliate	3.0	-5.4	-3.1	129.6	-21.6
Losses of unconsolidated affiliate	0.0	0.0	0.0	0.0	0.0

Net income (loss)	3.0%	-5.4%	-3.1%	129.6%	-21.6%

Financial Information

As a result of the change in fiscal year effective December 26, 2015, management believes that the comparison of the thirty-five weeks ended December 26, 2015 to the unaudited thirty-five weeks ended December 27, 2014 offers a more useful comparison than comparing the results for the thirty-five weeks ended December 26, 2015 to the results for the twelve months ended April 25, 2015. See Note 2 of the consolidated financial statements for the comparative statements.

Consolidated Results

Overview of Thirty-Five Weeks Ended December 26, 2015 Compared to the Thirty-Five Weeks Ended December 27, 2014

Revenues

Revenue for the thirty-five weeks ended December 26, 2015 increased by $15.6 million, or 3.2%, as compared to the thirty-five weeks ended December 27, 2014.

Distribution segment revenues increased 2.6%, or $10.9 million, from the thirty-five weeks ended December 27, 2014. The revenue growth in short year 2015 was negatively impacted by approximately $3.1 million of foreign exchange translation related to a year-over-year decline in the value of the Canadian dollar. Revenue from our Furniture product lines increased by $24.8 million, or 21.3%, which offset declines of $8.0 million and $3.2 million in the Agenda and Supplies categories, respectively. The increased revenues in our Furniture category was related to increased spending in new school construction which was projected to be up 16% in 2015, strong growth in our private label furniture lines, the introduction of new products and more effective sales and marketing efforts. Supplies category revenue was negatively impacted by delayed budget approvals in certain larger states. In addition, competitive pressures in traditional office supplies contributed to the decline. Revenues in the Agenda category have continued to decline as we believe schools have de-emphasized paper-based planners and shifted to lower-priced products. The period-over-period decline in the value of the Canadian dollar versus the U.S. dollar has contributed approximately $1.6 million of the period-over-period revenue decline for the Agenda category.

Curriculum segment revenues increased 6.8%, or $4.7 million, from the thirty-five weeks ended December 27, 2014. Revenues in the Science category increased by $5.9 million in the thirty-five week period ended December 26, 2015 mainly due to the strong acceptance in the current year for the Science category’s new products which are aligned with Next Generation Science Standards and contain more digital content. Success with new Science offerings has enabled the segment to replace prior year revenue from the Texas adoption of its state science curriculum. Partially offsetting the revenue increase from the Science category is a decline of $1.1 million in Reading category revenue as demand for the Company’s products was slightly weaker than prior year.

Gross Profit

Gross margin for the thirty-five weeks ended December 26, 2015 was 37.0% as compared to 37.3% for the thirty-five weeks ended December 27, 2014.

Distribution segment gross margin was 34.1% for the thirty-five weeks ended December 26, 2015 as compared to 35.2% for the thirty-five weeks ended December 27, 2014. Mix within the segment resulted in a 120 basis point decline with Supplies and Agenda revenues declined and Furniture revenues increased. The impact of the weaker Canadian dollar versus the U.S. dollar in short year 2015 as compared to the thirty-five week period 2014 resulted in 50 basis points of gross margin decline. These gross margin declines were partially offset by overall improved gross margin rate at the product category level which netted a 50 basis point positive impact. Decreased product development amortization in the agendas product category, due to the impairment in fiscal 2015, positively impacted the gross margin rate by 10 basis points.

Curriculum segment gross margin was 53.4% for the thirty-five weeks ended December 26, 2015 as compared to 50.0% for the thirty-five weeks ended December 27, 2014. A decrease in product development amortization of $2.3 million in the short year 2015 as compared to fiscal 2015 resulted in 370 basis points of gross margin improvement. Improved product margins within the Science category associated with a combination of the new curriculum products and pricing resulted in approximately 60 basis points of gross margin improvement; however, the impact of mix shifting towards Science versus Reading resulted in 90 basis points of gross margin decline in the current period.

Selling, General and Administrative Expenses

SG&A decreased $7.3 million from $163.1 million for the thirty-five weeks ended December 27, 2014 to $155.8 million for the thirty-five weeks ended December 26, 2015. Compensation and benefit costs, excluding performance-based compensation, decreased $9.9 million due to a reduction in average headcount of approximately 200 for the thirty-five weeks ended December 26, 2015 as compared to the thirty-five weeks ended December 27, 2014. This reduction has been partially offset by approximately $4.1 million of incremental performance-based incentive compensation and $0.6 million of incremental stock-based compensation expense in the current year’s period. Based on performance in the prior year, last year’s incentive compensation was zero for the thirty-five week period. Additionally, sales commissions in the current period are up approximately $2.9 million due to the incremental volume and accelerated commission rates associated with above-plan performance in certain product categories. As planned, approximately $1.4 million of the savings associated with the reduction in the number of associates was offset by incremental expense related to outsourcing a portion of our customer care call center and transferring certain west coast fulfillment activities to a third-party logistics provider to better service our customers. The resulting shorter lead times for west coast customers is expected to lead to revenue growth from these customers. Variable outbound transportation costs decreased in short year 2015 by $1.0 million. This decline is related primarily to decreased shipments from our fulfillment centers associated with the revenue decline in the Supplies and Agenda categories. Catalog expense declined by $2.6 million in short year 2015 as compared to thirty-five week period 2014 driven by a reduction in catalog production costs as well as the Company’s continued strategy of increasing customer interactions through digital marketing campaigns and more efficient use of print catalogs.

The Company incurred $6.1 million of transition expenses in the thirty-five weeks ended December 27, 2014 associated with transferring the majority of the fulfillment center activities to the Mansfield, Ohio distribution center and consulting fees associated the process improvement initiatives. These costs did not recur in short year 2015.

The Company incurred $1.2 million of costs in the thirty-five weeks ended December 26, 2015 related to the write-off of prepaid royalties for a supplemental curriculum product that is not core to the Company’s future growth strategies. In addition, the Company incurred $0.4 million in the thirty-five weeks ended December 26, 2015 associated with various contract terminations related to software license fees that have been re-negotiated in order to lower future costs.

Depreciation and amortization expense in SG&A was down approximately $0.4 million in the thirty-five weeks ended December 26, 2015 as compared to the thirty-five week period ended December 27, 2014 due primarily to the April, 2015 write-off of the intangible asset associated with Agenda content.

As a percent of revenue, SG&A decreased from 33.4% for the thirty-five weeks ended December 27, 2014 to 30.9% for the thirty-five weeks ended December 26, 2015.

Facility exit costs and restructuring

During the thirty-five weeks ended December 26, 2015, the Company recorded $0.9 million of restructuring charges related primarily to $0.5 million of lease termination costs and severance. The lease termination relates to the reduction in the square footage of its Cambridge, Massachusetts facility.

In fiscal 2015, the Company recorded $3.8 million of restructuring charges related primarily to severance.

Interest Expense

Interest expense decreased $0.7 million, from $13.7 million for the thirty-five weeks ended December 27, 2014 to $13.0 million for the thirty-five weeks ended December 26, 2015, which was primarily due to a decrease in non-cash interest associated with the Company’s deferred payment obligations. In last year’s quarter ended July 26, 2014, the principal balance of the Company’s deferred cash payment obligations were increased as a result of an adjustment to the fresh start accounting estimate. Accordingly, an incremental $0.5 million of non-cash interest was recorded in last year’s first quarter. Cash interest for the thirty-five week period ended December 26, 2015 was down $0.3 million as compared to last year’s comparable period due to the combination of reduced commitment fees on any unused portion of the ABL facility and the $10.0 million pay down on the Term Loan during the second quarter of 2015, offset in part by higher borrowings under the ABL facility.

Loss on Prepayment of Long Term Indebtedness

The Company recorded a $0.2 million charge in short year 2015 associated with the prepayment of $10.0 million of its Term Loan.

Loss on Early Extinguishment of Debt

In short year 2015, the Company recorded a non-cash charge of $0.9 million related to the acceleration of the remaining unamortized debt issuance costs associated with the second amendment of its ABL facility.

Change in Fair Value of Interest Rate Swap

The Company has an interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at December 26, 2015 was $72.5 million. As of December 26, 2015, the fair value of the derivative increased by $0.2 million and, accordingly, a non-cash gain of $0.2 million was recorded. For the thirty-five weeks ended December 27, 2014, the fair value of the derivative increased by $0.1 million and a non-cash gain of $0.1 million was recorded.

Reorganization Items, Net

In the thirty-five weeks ended December 27, 2014, the Company recorded a $0.3 million net reorganization loss. This consists of professional advisory fees and other costs related to the continued implementation of the Reorganization Plan and the resolution of unresolved claims. The Company did not record reorganization items in the thirty-five weeks ended December 26, 2015, nor does it expect to incur significant costs related to the Reorganization Plan in future periods. The Chapter 11 Case was closed during the Company’s second quarter of short year 2015.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $0.7 million for the thirty-five weeks ended December 26, 2015 as compared to a benefit from income taxes of $0.0 million for the thirty-five weeks ended December 27, 2014.

The effective tax rate for the thirty-five weeks ended December 26, 2015 and the thirty-five weeks ended December 27, 2014 was 4.5% and -1.9%, respectively. The tax expense for the thirty-five weeks ended December 26, 2015 primarily relates to foreign and alternative minimum tax. As future realization of deferred tax assets, including net operating loss carryforwards, did not meet the more likely than not threshold, the Company recorded a full valuation allowance as of December 26, 2015. The benefit recorded in the thirty-five weeks ended December 27, 2014 is related to foreign tax true-ups.

Successor Company GAAP results for the Twelve Months Ended April 25, 2015 Compared to Non-GAAP Combined Results for the Twelve Months Ended April 26, 2014.

As a result of the emergence from bankruptcy occurring six weeks into fiscal 2014, management believes that the presentation of Non-GAAP Financial Information — Combined Results offers a more useful non-GAAP normalized comparison to GAAP results for the twelve months ended April 25, 2015 and April 27, 2013. The Non-GAAP Financial Information — Combined Results presented below are reconciled to the most comparable GAAP measures. Thus, the combined results noted below for fiscal 2014 include the full fifty-two weeks of the fiscal year.

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

Distribution segment revenues decreased $10.9 million, from the combined revenue in fiscal 2014 of $542.4 million to $531.5 million in fiscal 2015. The student planner and agenda products accounted for $8.7 million of the decline. We believe schools consider agenda products more discretionary in nature and some schools are de-emphasizing paper-based agendas in favor of digital products. In addition, schools are shifting their remaining agenda purchases to those with less content and, thus, lower average selling prices. The Company’s agenda product line’s average selling price decreased by approximately 5%, which resulted in $2.5 million of the decline in the category. Commercial printing generated zero revenues in fiscal 2015 as compared to $4.3 million of combined revenues generated in fiscal 2014 prior to the sale of the print plant assets in November 2013. Furniture revenues were up $3.8 million for the twelve months of fiscal 2015 as the Company has been successful in both re-establishing credit terms with most furniture vendors and gaining back customer confidence in the year following the emergence from bankruptcy. Overall furniture orders are up over 13.8%, year-over-year, in fiscal 2015. Revenue in the remaining product categories declined by $1.5 million in fiscal 2015.

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

Distribution segment gross profit decreased $11.8 million from $199.7 million of combined gross profit in fiscal 2014 to $187.9 million in fiscal 2015. Distribution gross margins declined by 150 basis points from 36.8% in fiscal 2014 to 35.3% in fiscal 2015.The decrease in gross margin is primarily related to the Company’s agenda product category. Approximately 130 basis points of the gross margin decline relates to the Company’s student planner and agenda product category, as both the mix of agendas as a percentage of the overall segment revenues and gross margins within the agendas category declined. The lower gross margins within the agenda category are related to a combination of the lower average selling prices of agendas and incremental product development amortization. The remaining decline in gross margin is related to volume decline and product mix within the remaining product categories.

Curriculum segment gross profit decreased $5.8 million from a combined $46.1 million of gross profit in fiscal 2014 to $40.3 million in fiscal 2015. Gross margin was down 720 basis points from 52.2% in fiscal 2014 to 45.0% in fiscal 2015 resulting from incremental product development amortization of $5.8 million. The incremental product development amortization was related to a combination of the increased amortization of the investment in custom CPO and FOSS product in support of the Texas Science adoption and approximately $2.5 million of product development write downs.

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

In fiscal 2014, the Company recorded $6.6 million of bankruptcy-related facility exit costs and restructuring charges. The closure of the Company’s distribution centers and printing plants resulted in charges of $3.8 million which included lease termination costs and other shutdown related expenditures. Severance costs in fiscal 2014 were $2.8 million of the total $3.8 million total facility exit and restructuring costs.

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

Partial Refund of Early Termination Fee

During the third quarter of fiscal 2013, the Company recorded a $25.1 million prepayment charge related to the acceleration of the obligations under the previous term loan credit agreement. The charge was triggered by the Company’s non-compliance with the minimum liquidity covenant. The early payment fee represented the present value of interest payments due to our pre-bankruptcy term loan lender during the term of the term loan agreement. The $25.1 million early termination fee plus approximately $1.3 million of potential interest expense was placed in an escrow account. The escrow funds, totaling $26.4 million, were released to the lenders early in the second quarter of fiscal 2014.

During the second quarter of fiscal 2014, the parties reached an agreement whereby the early termination fee was fixed at $21.0 million. As such, the lender retained $21.0 million, and refunded to the Company the $5.4 million escrow. The refund was received by the Company in the second quarter of fiscal 2014, of which $4.1 million was a partial refund of the early termination fee and the remainder was a refund of interest expense.

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

Non-GAAP Combined Results for the Twelve Months Ended April 26, 2014 to the Predecessor GAAP results for the Twelve Months Ended April 27, 2013.

Overview of Fiscal 2014

Revenues for the combined periods of fiscal 2014 decreased 6.6% to $630.7 million as compared to $675.0 million in fiscal 2013. The Distribution and Curriculum segments experienced combined revenue declines of 7.1% and 3.3% in fiscal 2014, respectively. The revenue declines in both the Distribution and the Curriculum segments were partially attributable to the lower school spending as the Company believes state budget funding for education continued to decline. According to the National Bureau of Economic Research, state revenue collections underperformed forecasts during the latest recession. Since approximately 50% of school funding is provided by states, the Company believes the decreased state revenues were adversely affecting school funding and the related spending by schools. State tax receipts, a key component of school funding, showed modest signs of recovery period over period. In addition, the Company believes that customer uncertainty related to the bankruptcy negatively impacted fiscal 2014 revenues.

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

Distribution segment combined revenues decreased 7.1% from $583.7 million in fiscal 2013 to $542.4 million in fiscal 2014. Approximately $12 million of the decline was related to the supplies product lines, while the furniture product lines declined approximately $18 million. This decline was primarily due to the fact that revenue in the back-to-school season was negatively impacted by factors related to the Chapter 11 Cases. These factors included continued customer uncertainty during the Chapter 11 Cases which we believe was a contributing factor to the decline in incoming orders. Approximately $10 million of the decline was related to our student planner and agenda products. We believe schools considered agenda products more discretionary in nature and some schools were de-emphasizing paper-based agendas in favor of digital products.

Curriculum segment combined revenues decreased by 3.3% from $91.3 million in fiscal 2013 to $88.3 in fiscal 2014. The decline was related primarily to large curriculum orders in Florida and Mississippi in fiscal 2013, which were not expected to recur in fiscal 2014.

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

Early Termination of Long-Term Indebtedness

During the third quarter of fiscal 2013, the Company recorded a $25.1 million prepayment charge related to the acceleration of the obligations under the previous term loan credit agreement. The charge was triggered by the Company’s non-compliance with the minimum liquidity covenant. The early prepayment fee represented the present value of interest payments due to our pre-bankruptcy term loan lender during the term of the term loan credit agreement. The $25.1 million early termination fee plus approximately $1.3 million of potential interest expense was placed in an escrow account. These escrow funds, totaling $26.4 million, were released to the lender early in the second quarter of fiscal 2014.

During the second quarter of fiscal 2014, the parties reached an agreement whereby the early termination fee was fixed at $21.0 million. As such, the lender retained $21.0 million, and refunded to the Company the $5.4 million excess. The refund was received by the Company in the second quarter of fiscal 2014, of which $4.1 million was a partial refund of the early termination fee and the remainder was a recovery of interest expense.

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

Impairment of Unconsolidated Affiliate Investment

The Company recorded an impairment of its investment in Carson-Dellosa in fiscal 2013. The value of the Company’s 35% ownership interest was re-evaluated in fiscal 2013 as Carson-Dellosa operating results did not achieve expectations and prospective forecasts were lowered based on continued school spending declines in the supplemental education market. The decline in current and projected cash flows resulted in the value of the Company’s ownership interest being $7.7 million less than the Company’s carrying amount in fiscal 2013. The write-down has been reflected in other expense.

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

The provision for taxes was $1.6 million for the Predecessor Company for the six weeks ended June 11, 2013. Approximately $1.5 million of this provision related to foreign withholding taxes associated with prior deemed dividend distributions from the Company’s foreign subsidiary. The pre-tax income for the six weeks ended June 11, 2013 for the Predecessor Company resulted from the Reorganization gain. This gain was primarily related to cancellation of indebtedness income which was not taxable, but reduced the Company’s net operating loss carryforwards and other tax attributes. Because the Company had previously recorded a full valuation allowance against its deferred tax assets, this reduction in tax attributes did not impact the tax provision. The provision for taxes was $0.3 million for the Successor Company for the forty-six weeks ended April 26, 2014. This provision was related primarily to foreign and state taxes. Any U.S. federal tax benefit associated with the Successor Company’s pre-tax loss was offset with valuation allowances as the Company determined its deferred tax assets were not more likely than not of being realized, at that time.

Liquidity and Capital Resources

At December 26, 2015, the Company had net working capital of $116.2 million. The Company’s capitalization at December 26, 2015 was $230.5 million and consisted of total debt of $148.8 million and stockholders’ equity of $81.6 million.

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

The Asset-Based Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to a springing financial covenant relating to the Company’s fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during the thirty-five weeks ended December 26, 2015. Based on current projections, the Company believes it will maintain compliance with these financial covenants through the next twelve months.

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

The Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants that commenced on the fiscal quarter ending October 26, 2013, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during the thirty-five weeks ended December 26, 2015. Based on current projections, the Company believes it will maintain compliance with these financial covenants through the next twelve months.

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

Net cash provided by operating activities was $47.3 million and $19.4 million for the thirty-five weeks ended December 26, 2015 and December 27, 2014, respectively. The increase in cash provided by operating activities was related to period-over-period changes in net working capital and additional net income. While net income increased by $13.8 million in the thirty-five weeks ended December 26, 2015 as compared to the thirty-five weeks ended December 27, 2104, $2.3 million of the improvement related to a reduction in non-cash charges. The largest variance within net working capital was an increase in the Company’s accrued liabilities balance of $5.8 million in the current year’s thirty-five weeks as compared to a decrease of $6.2 million in the prior year’s thirty-five weeks. This incremental growth in accrued liabilities is related to a combination of incremental accrued commissions and incremental accrued incentive compensation.

Net cash used in investing activities was $7.1 million and $10.0 million for the thirty-five weeks ended December 26, 2015 and December 27, 2014, respectively. The decrease was primarily due to $1.6 million of capital improvements made during the first quarter of last year in our distribution center in Mansfield, Ohio related to the reconfiguration of the distribution network. In addition, product development spending had decreased for the thirty-five week period by $1.4 million as we re-focus our product development strategy in key product categories, such as Reading.

Net cash used in financing activities was $35.0 and $6.0 million for the thirty-five weeks ended December 26, 2015 and December 27, 2014, respectively. In both periods, the net cash used in financing activities represents combined net paydowns of our ABL Facility and Term Loan using net cash provided by operations less cash used in investing. Outstanding borrowings on the ABL Facility were $0 as December 26, 2015, while the excess availability on that date for the ABL Facility, as amended, was $45.7 million. On September 21, 2015, the Company elected to make a $10.0 million prepayment on the Term Loan. While the Company incurred a $0.2 million charge related to the repayment, the reduction in the Term Loan, using proceeds from the ABL Facility, allows the Company to reduce prospective interest expense. The Company’s remaining gross Term Loan balance as of December 26, 2015 was $132.1 million.

We believe that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the next twelve months.

Off Balance Sheet Arrangements

None.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of December 26, 2015:

	Payments Due (in thousands)
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations (1)	$176,026	$14,875	$25,028	$136,123	$—
Deferred cash payment obligations (1)	24,055	—	—	24,055	—
Operating lease obligations	19,774	5,033	8,022	5,130	1,589
Purchase obligations (2)	—	—	—	—	—

Total contractual obligations	$219,855	$19,908	$33,050	$165,308	$1,589

(1)	Long-term debt obligations and deferred cash payment obligations include principal and interest using either fixed rates or variable rates in effect as of December 26, 2015.
(2)	As of December 26, 2015, we did not have any material long-term purchase obligations. The Company’s short-term purchase obligations as of December 26, 2015 were primarily for the purchase of inventory in the normal course of business.

Fluctuations in Quarterly Results of Operations

Our business is subject to seasonal influences. Our historical revenues and profitability have been dramatically higher in the periods from June through September, primarily due to increased shipments to customers coinciding with the start of each school year. Quarterly results also may be materially affected by variations in our costs for the products sold, the mix of products sold and general economic conditions. Therefore, results for any quarter are not indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year.

The following table sets forth certain unaudited consolidated quarterly financial data for short year 2015 and fiscal years 2015 and 2014 (in thousands, except per share data). We derived this quarterly data from our unaudited consolidated financial statements.

	Short Year 2015
	Successor Company
	First	Second	Nine Weeks Ended December 26, 2015	Total
Revenues	$199,530	$245,148	$59,600	$504,278
Gross profit	78,002	88,533	19,852	186,387
Operating income (loss)	20,076	26,789	(16,972)	29,893
Net income (loss)	14,958	19,825	(19,482)	15,301
Basic earnings per share of common stock:
Earnings/(loss)	$14.96	$19.83	$(19.49)	$15.30

Diluted earnings per share of common stock:
Earnings/(loss)	$14.96	$19.83	$(19.49)	$15.30

	Fiscal 2015
	Successor Company
	First	Second	Third	Fourth	Total
Revenues	$199,469	$238,670	$77,754	$105,975	$621,868
Gross profit	78,566	86,822	26,808	35,962	228,158
Operating income (loss)	16,491	17,000	(26,292)	(20,289)	(13,090)
Net income (loss)	11,014	11,923	(30,651)	(25,818)	(33,532)
Basic earnings per share of common stock:
Earnings/(loss)	$11.01	$11.92	$(30.65)	$(25.82)	$(33.53)

Diluted earnings per share of common stock:
Earnings/(loss)	$11.01	$11.92	$(30.65)	$(25.82)	$(33.53)

	Fiscal 2014
	Predecessor Company	Successor Company
	6 weeks	7 weeks	Second	Third	Fourth	Total
Revenues	$58,697	$143,499	$245,629	$74,664	$108,253	$572,045
Gross profit	23,618	59,758	93,205	26,448	42,789	222,200
Operating income (loss)	(3,855)	21,296	19,243	(24,653)	(13,382)	2,504
Net income (loss)	76,068	16,943	14,697	30,135)	(18,990)	(17,485)
Basic earnings per share of common stock:
Earnings/(loss)	$4.02	$16.94	$14.70	$(30.14)	$(18.99)	$(17.49)

Diluted earnings per share of common stock:
Earnings/(loss)	$4.02	$16.94	$14.70	$(30.14)	$(18.99)	$(17.49)

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

Critical Accounting Policies

We believe the policies identified below are critical to our business and the understanding of our results of operations. The impact and any associated risks related to these policies on our business are discussed throughout this section where applicable. Refer to the notes to our consolidated financial statements in Item 8 for a detailed discussion on the application of these and other accounting policies. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis and base them on a combination of historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies that require significant judgments and estimates and assumptions used in the preparation of our consolidated financial statements are as follows:

Catalog Costs and Related Amortization

We spend approximately $15 million annually to produce and distribute catalogs. We accumulate all direct costs incurred, net of vendor cooperative advertising payments, in the development, production and circulation of our catalogs, for which future revenue can be directly attributable, on our balance sheet until such time as the related catalog is mailed. They are subsequently amortized into SG&A over the expected sales realization cycle, which is one year or less. Consequently, any difference between our estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. Our estimate of the expected sales realization cycle for a particular catalog is based on, among other possible considerations, our historical sales experience with identical or similar catalogs and our assessment of prevailing economic conditions and various competitive factors. We track our subsequent sales realization, reassess the marketplace, and compare our findings to our previous estimate and adjust the amortization of our future catalogs, if necessary.

Development Costs

We accumulate external and certain internal costs incurred in the development of our products which can include a master copy of a book, video or other media, on our balance sheet. As of December 26, 2015, we had $17.1 million in development costs on our balance sheet. A majority of these costs are associated with science and reading curriculum businesses. The capitalized development costs are subsequently amortized into cost of revenues over the expected sales realization cycle of the products, which is typically five years. During short year 2015 we amortized development costs of $5.3 million to expense. We continue to monitor the expected sales realization cycle for each product, and will adjust the remaining expected life of the development costs or recognize impairments, if warranted.

Goodwill and Intangible Assets, and Long-Lived Assets

At December 26, 2015, intangible assets represented approximately 22% of our total assets. We review our goodwill and other indefinite life intangible assets for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

As it relates to goodwill and indefinite life intangible assets, we apply the impairment rules in accordance with FASB ASC Topic 350, “Intangibles—Goodwill and Other”. As required by FASB ASC Topic 350, the recoverability of these assets is subject to a fair value assessment, which includes judgments regarding financial projections, including forecasted cash flows and discount rates, and comparable market values. As it relates to finite life intangible assets, we apply the impairment rules as required by FASB ASC Topic 360-10-15, “Impairment or Disposal of Long-Lived Assets” which also requires significant judgments related to the expected future cash flows attributable to the primary asset. Key assumptions used in the impairment analysis include, but are not limited to, expected future cash flows, business plan projections, revenue growth rates, and the discount rate utilized for discounting such cash flows. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and thus the estimated recoverability, or impairment, if any, of the asset.

In completing the short year fiscal 2015 assessment, the Science and Reading reporting units each had fair value in excess of carrying value of greater than 35%. The fair value of the Distribution reporting unit was in excess of its carrying value by over 18%. In order to conclude upon the assumptions for the discounted cash flow analysis, the Company considered multiple factors, including (a) macroeconomic conditions, (b) industry and market factors such as school funding trends and school construction forecasts, (c) overall financial performance such as planned revenue, profitability and cash flows and (d) the expected impact of revenue enhancing and cost saving initiatives. These assumptions, along with discount rate assumptions, can have a material impact on the fair value determinations. As such, the Company performs a sensitivity analysis whereby changes to the assumptions include: i) an increase in the discount rate to reflect 100 basis points of additional company-specific risk premium; ii) lower long-term revenue growth rates by over 40%; and iii) reduced operating margin assumptions by at least 20 basis points. Based on this sensitivity analysis, these changes to the assumptions would not have resulted in a failure in the first step of the goodwill impairment testing.

As discussed in Note 7—Goodwill and Other Intangible Assets of the consolidated financial statements, the Company recorded goodwill impairment charges of $41.1 million in fiscal 2013. In addition, the Company recorded an impairment charge of $2.7 million in fiscal 2015 related to definite-lived intangible assets and a charge of $4.7 million in fiscal 2013 related to indefinite-lived intangible assets. There were no impairments recorded in short year 2015. The goodwill impairment recorded in fiscal 2013 reduced the Predecessor’s Company’s goodwill balance to zero. The impairments were determined as part of the fair value assessment of these assets.

Valuation Allowance for Deferred Tax Assets

We initially recorded a tax valuation allowance against our deferred tax assets in the fourth quarter of fiscal 2012. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized as the Company has generated net operating losses in recent years and does not have an ability to carry these back to previous years. This analysis included consideration of scheduled reversals of deferred tax liabilities, projected future taxable income, carry back potential and tax planning strategies, in accordance with FASB ASC Topic 740, “Income Taxes”. At December 26, 2015, our valuation allowance totaled $26.4 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Interest rates on our borrowings under our credit facility are primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to have averaged 100 basis points higher during short year 2015 and fiscal 2015, pre-tax earnings would have decreased by approximately $0.6 million and $0.5 million. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding. These decreases in pre-tax earnings reflect that our interest rate on $72.5 million of our New Term Loan is, effectively, fixed due to an interest rate swap agreement with a notional amount of $72.5 million which hedges changes in the variable interest rate (See Note 10 – Debt). The estimated fair value of long-term debt was approximately $127.8 million as of December 26, 2015 based on its trading value. The estimated fair value of long-term debt approximated its carrying value at April 25, 2015 and April 26, 2014.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

School Specialty, Inc.

Greenville, Wisconsin

We have audited the accompanying consolidated balance sheets of School Specialty, Inc. and subsidiaries (the “Company”) as of December 26, 2015, April 25, 2015 and April 26, 2014 (Successor Company), and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the 35 week period ended December 26, 2015 (Successor Company), the fiscal year ended April 25, 2015 (Successor Company), the 46 week period ended April 26, 2014 (Successor Company), the six week period ended June 11, 2013 (Predecessor Company), and the fiscal year ended April 27, 2013 (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of School Specialty, Inc. and subsidiaries as of December 26, 2015, April 25, 2015, and April 26, 2014 (Successor Company) and the results of their operations and their cash flows for the 35 week period ended December 26, 2015 (Successor Company), the fiscal year ended April 25, 2015 (Successor Company), the 46 week period ended April 26, 2014 (Successor Company), the six week period ended June 11, 2013 (Predecessor Company), and the fiscal year ended April 27, 2013 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2015 the Company changed its fiscal year from the last Saturday in April to the last Saturday in December.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 9, 2016

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 26, 2015	April 25, 2015	April 26, 2014
ASSETS
Current assets:
Cash and cash equivalents	$12,865	$8,920	$9,008
Accounts receivable, less allowance for doubtful accounts of $1,077, $806 and $984, respectively	58,370	58,685	62,631
Inventories, net	76,199	96,935	93,387
Deferred catalog costs	6,527	7,424	8,057
Prepaid expenses and other current assets	13,111	15,868	18,043
Refundable income taxes	9	1,549	—
Asset held for sale	—	—	2,200

Total current assets	167,081	189,381	193,326
Property, plant and equipment, net	27,127	32,024	39,045
Goodwill	21,588	21,588	21,588
Intangible assets, net	38,652	41,055	48,251
Development costs and other, net	23,911	28,187	36,646
Deferred taxes long-term	5	2	48
Investment in unconsolidated affiliate	715	715	715

Total assets	$279,079	$312,952	$339,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	1,821	$25,644	$12,388
Accounts payable	20,076	41,587	42,977
Accrued compensation	10,488	7,341	8,966
Deferred revenue	2,705	2,490	2,613
Accrued royalties	3,091	992	1,106
Other accrued liabilities	11,703	10,732	13,354

Total current liabilities	49,884	88,786	81,404
Long-term debt less current maturities	147,028	156,549	153,987
Other liabilities	561	1,240	1,171

Total liabilities	197,473	246,575	236,562
Commitments and contingencies—Note 20
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	1	1
Capital in excess of par value	119,240	118,544	120,955
Accumulated other comprehensive income (loss)	(1,919)	(1,151)	(414)
Accumulated deficit	(35,716)	(51,017)	(17,485)

Total stockholders’ equity	81,606	66,377	103,057

Total liabilities and stockholders’ equity	$279,079	$312,952	$339,619

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Successor Company			Predecessor Company
	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013
Revenues	$504,278	$621,868	$572,045	$58,697	$674,998
Cost of revenues	317,891	393,710	349,845	35,079	411,118

Gross profit	186,387	228,158	222,200	23,618	263,880
Selling, general and administrative expenses	155,593	232,479	213,144	27,473	267,491
Facility exit costs and restructuring	901	6,056	6,552	—	—
Impairment charge	—	2,713	—	—	45,789

Operating income (loss)	29,893	(13,090)	2,504	(3,855)	(49,400)
Other expense:
Interest expense	12,973	19,599	16,882	3,235	28,600
Loss on early extinguishment of debt	877	—	—	—	10,201
Early termination of long-term indebtedness	200	—	—	—	26,247
Impairment of long-term asset	—	—	—	—	1,414
Impairment of investment in unconsolidated affiliate	—	—	—	—	7,749
Change in fair value of interest rate swap	(174)	(45)	483	—	—
Refund of early termination fee	—	—	(4,054)	—	—
Reorganization items, net	—	271	6,420	(84,799)	22,979

Income (loss) before provision for (benefit from) income taxes	16,017	(32,915)	(17,227)	77,709	(146,590)
Provision for (benefit from) income taxes	716	617	258	1,641	(334)

Income (loss) before losses from investment in unconsolidated affiliate	15,301	(33,532)	(17,485)	76,068	(146,256)
Losses of unconsolidated affiliate	—	—	—	—	(1,436)

Net income (loss)	$15,301	$(33,532)	$(17,485)	$76,068	$(147,692)

Weighted average shares outstanding:
Basic and Diluted	1,000	1,000	1,000	18,922	18,922
Net income (loss) per share:
Basic and Diluted	$15.30	$(33.53)	$(17.49)	$4.02	$(7.81)

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Successor Company			Predecessor Company
	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013
Net income (loss)	$15,301	$(33,532)	$(17,485)	$76,068	$(147,692)
Other comprehensive loss
Foreign currency translation adjustments	(768)	(737)	(414)	(101)	(1,250)

Total comprehensive income (loss)	$14,533	$(34,269)	$(17,899)	$75,967	$(148,942)

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at April 28, 2012 (Predecessor Company)	$24	$444,428	$(213,500)	$(186,637)	$23,631	$67,946

Tax deficiency on option exercises		(91)				(91)
Share-based compensation expense		1,895				1,895
Foreign currency translation adjustment					(1,250)	(1,250)
Net loss			(147,692)			(147,692)

Balance at April 27, 2013 (Predecessor Company)	24	446,232	(361,192)	(186,637)	22,381	(79,192)

Net income			76,068			76,068
Foreign currency translation adjustment					(101)	(101)
Cancellation of Predecessor Company common stock	(24)					(24)
Elimination of Predecessor Company capital in excess of par		(446,232)				(446,232)
Elimination of Predecessor Company accumulated deficit			285,124			285,124
Elimination of Predecessor Company treasury stock				186,637		186,637
Elimination of Predecessor Company accumulated other comprehensive loss					(22,280)	(22,280)

Balance, June 11, 2013 (Predecessor Company)	—	—	—	—	—	—

Issuance of Successor Company Common Stock	1					1
Establishment of Successor Company capital in excess of par		120,955				120,955

Balance, June 12, 2013 (Successor Company)	1	120,955	—	—	—	120,956

Net loss			(17,485)			(17,485)
Foreign currency translation adjustment					(414)	(414)

Balance, April 26, 2014 (Successor Company)	1	120,955	(17,485)	—	(414)	103,057

Net loss			(33,532)			(33,532)
Share-based compensation expense		581				581
Foreign currency translation adjustment					(737)	(737)
Change in Fresh Start estimate		(2,992)				(2,992)

Balance, April 25, 2015 (Successor Company)	1	118,544	(51,017)	—	(1,151)	66,377

Net income			15,301			15,301
Share-based compensation expense		696				696
Foreign currency translation adjustment					(768)	(768)

Balance, December 26, 2015 (Successor Company)	$1	$119,240	$(35,716)	$—	$(1,919)	$81,606

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Successor Company			Predecessor Company
	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013
Cash flows from operating activities:
Net income (loss)	$15,301	$(33,532)	$(17,485)	$76,068	$(147,692)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	11,644	19,233	18,876	2,983	33,220
Amortization of development costs	5,291	14,310	6,306	918	7,179
Non-cash reorganization items	—	—	1,292	(99,668)	—
Losses of unconsolidated affiliate	—	—	—	—	1,436
Loss on early extinguishment of debt	877	—	—	—	10,201
Early termination of long-term indebtedness	200	—	—	—	1,247
Fees related to DIP financing	—	—	—	—	9,855
Amortization of debt fees and other	1,461	1,946	2,139	9	2,019
Change in fair value of interest rate swap	(174)	(45)	483	—	—
Share-based compensation expense	696	581	—	—	1,895
Impairment of goodwill and intangible assets	—	2,713	—	—	45,789
Impairment of investment in unconsolidated affiliate	—	—	—	—	7,749
Impairment of long-term asset	—	—	—	—	1,414
Deferred taxes	(1)	45	—	—	5,206
(Gain) loss on disposal of property, equipment, other	(69)	774	—	—	—
Non-cash interest expense	1,208	2,033	1,282	—	6,828
Changes in current assets and liabilities:
Accounts receivable	(24)	3,437	3,843	(8,011)	3,960
Inventories	20,697	(3,548)	9,295	(18,255)	7,922
Deferred catalog costs	897	633	(887)	1,754	2,813
Prepaid expenses and other current assets	4,279	422	20,121	722	(20,221)
Accounts payable	(20,730)	846	5,013	11,012	110
Accrued liabilities	5,752	(4,465)	(24,563)	12,488	15,430
Accrued bankruptcy related reorganization costs	—	—	(6,188)	—	6,188

Net cash provided by (used in) operating activities	47,305	5,383	19,527	(19,980)	2,548

Cash flows from investing activities:
Additions to property, plant and equipment	(4,339)	(10,732)	(12,050)	(243)	(4,734)
Proceeds from note receivable	—	—	—	—	3,000
Change in restricted cash	—	—	26,302	—	(26,302)
Investment in product development costs	(2,868)	(6,649)	(5,866)	(463)	(7,579)
Investment in product line	—	—	—	—	(1,250)
Proceeds from sale of assets	84	1,813	1,511	—	—

Net cash provided by (used in) investing activities	(7,123)	(15,568)	9,897	(706)	(36,865)

Cash flows from financing activities:
Proceeds from bank borrowings	255,497	321,946	277,605	87,538	1,336,767
Repayment of bank borrowings	(290,060)	(309,796)	(291,919)	(79,977)	(1,260,659)
Issuance of debt	—	—	—	165,924	—
Repayment of debtor-in-possesion financing	—	—	—	(148,619)	—
Payment of early termination fee	—	—	(26,399)	—	—
Recovery of interest and reduction of early termination fee	—	—	5,399	—	—
Early termination of long-term indebtedness	(200)	—	—	—	(1,247)
Fees related to DIP financing	—	—	—	—	(9,855)
Payment of debt fees and other	(262)	(1,034)	(636)	(9,415)	(10,404)

Net cash provided by (used in) financing activities	(35,025)	11,116	(35,950)	15,451	54,602

Effect of exchange rate changes on cash	(1,212)	(1,019)	—	—	—
Net increase (decrease) in cash and cash equivalents	3,945	(88)	(6,526)	(5,235)	20,285
Cash and cash equivalents, beginning of period	8,920	9,008	15,534	20,769	484

Cash and cash equivalents, end of period	$12,865	$8,920	$9,008	$15,534	$20,769

Supplemental disclosures of cash flow information:
Interest paid	$10,304	$15,705	$11,109	$5,578	$20,162
Income taxes paid	$418	$3,461	$1,346	$—	$534
Bankruptcy related reorganization costs paid
(included in operating activities, above)	$—	$957	$23,118	$3,802	$16,791

See accompanying notes to consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

School Specialty, Inc. and subsidiaries (the “Company”) is a leading distributor of supplies, furniture, technology products and curriculum solutions to the education market place, with operations in the United States and Canada. Primarily serving the pre-kindergarten through twelfth grade (“preK-12”) market, the Company also sells through non-traditional channels, such as e-commerce in conjunction with e-tail and retail relationships and healthcare facilities.

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

As discussed in Note 4—Fresh Start Accounting, as of June 11, 2013 (the “Effective Date”), the Company adopted fresh start accounting in accordance with ASC 852. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements as of December 26, 2015, April 25, 2015 and April 26, 2014 and for the thirty-five weeks ended December 26, 2015, the twelve months ended April 25, 2015 and the forty six weeks ended April 26, 2014 and any references to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

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

Change in Fiscal Year End

On April 29, 2015, the Board of Directors of the Company approved a change in the Company’s fiscal year end from the last Saturday in April to the last Saturday in December. As a result of this change, the consolidated financial statements include presentation of the transition period beginning on April 26, 2015 and ending on December 26, 2015. This transition period is referred to as the “thirty-five weeks ended December 26, 2015” or the “short year 2015” in these consolidated financial statements and related notes to the consolidated financial statements. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2015”, “fiscal 2014”, and “fiscal 2013” refer to the Company’s twelve-months ended April 25, 2015, April 26, 2014, and April 27, 2013, respectively.

For comparative purposes, the Consolidated Balance Sheets as of December 26, 2015 and December 27, 2014 and Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the thirty-five weeks ended December 26, 2015 and thirty-five weeks ended December 27, 2014 are presented as follows:

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

		(Unaudited)
	December 26, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$12,865	$11,965
Accounts receivable, less allowance for doubtful accounts of $1,077 and $748, respectively	58,370	60,965
Inventories, net	76,199	75,220
Deferred catalog costs	6,527	7,338
Prepaid expenses and other current assets	13,111	16,635
Refundable income taxes	9	471
Asset held for sale	—	2,200

Total current assets	167,081	174,794
Property, plant and equipment, net	27,127	35,989
Goodwill	21,588	21,588
Intangible assets, net	38,652	45,078
Development costs and other, net	23,911	32,444
Deferred taxes long-term	5	13
Investment in unconsolidated affiliate	715	715

Total assets	$279,079	$310,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,821	$7,850
Accounts payable	20,076	22,136
Accrued compensation	10,488	4,212
Deferred revenue	2,705	2,612
Accrued royalties	3,091	2,541
Other accrued liabilities	11,703	11,372

Total current liabilities	49,884	50,723
Long-term debt less current maturities	147,028	156,765
Other liabilities	561	570

Total liabilities	197,473	208,058
Commitments and contingencies—Note 20
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	1
Capital in excess of par value	119,240	119,532
Accumulated other comprehensive income (loss)	(1,919)	(819)
Accumulated deficit	(35,716)	(16,151)

Total stockholders’ equity	81,606	102,563

Total liabilities and stockholders’ equity	$279,079	$310,621

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

		(Unaudited)
	Thirty-Five Weeks Ended December 26, 2015	Thirty-Five Weeks Ended December 27, 2014
Revenues	$504,278	$488,682
Cost of revenues	317,891	306,478

Gross profit	186,387	182,204
Selling, general and administrative expenses	155,593	163,135
Facility exit costs and restructuring	901	3,840

Operating income	29,893	15,229

Other expense:
Interest expense	12,973	13,734
Loss on early extinguishment of debt	877	—
Early termination of long-term indebtedness	200	—
Change in fair value of interest rate swap	(174)	(93)
Reorganization items, net	—	271

Income before provision for income taxes	16,017	1,317
Provision for (benefit from) income taxes	716	(25)

Net income	$15,301	$1,342

Weighted average shares outstanding:
Basic and Diluted	1,000	1,000
Net income per share:
Basic and Diluted	$15.30	$1.34

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Thirty-Five Weeks Ended December 26, 2015	(Unaudited) Thirty-Five Weeks Ended December 27, 2014
Cash flows from operating activities:
Net income	$15,301	$1,342
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	11,644	12,267
Amortization of development costs	5,291	8,111
Loss on early extinguishment of debt	877	—
Early termination of long-term indebtedness	200	—
Amortization of debt fees and other	1,461	1,553
Change in fair value of interest rate swap	(174)	(93)
Share-based compensation expense	696	144
Deferred taxes	(1)	34
Gain on disposal of property, equipment, other	(69)	—
Non-cash interest expense	1,208	1,594
Changes in current assets and liabilities:
Accounts receivable	(24)	1,256
Inventories	20,697	17,932
Deferred catalog costs	897	719
Prepaid expenses and other current assets	4,279	726
Accounts payable	(20,730)	(20,383)
Accrued liabilities	5,752	(5,792)

Net cash provided by operating activities	47,305	19,410

Cash flows from investing activities:
Additions to property, plant and equipment	(4,339)	(6,005)
Investment in product development costs	(2,868)	(4,223)
Proceeds from sale of assets	84	214

Net cash used in investing activities	(7,123)	(10,014)

Cash flows from financing activities:
Proceeds from bank borrowings	255,497	245,036
Repayment of bank borrowings	(290,060)	(249,955)
Early termination of long-term indebtedness	(200)	—
Payment of debt fees and other	(262)	(1,083)

Net cash used in financing activities	(35,025)	(6,002)

Effect of exchange rate changes on cash	(1,212)	(437)
Net increase in cash and cash equivalents	3,945	2,957
Cash and cash equivalents, beginning of period	8,920	9,008

Cash and cash equivalents, end of period	$12,865	$11,965

The following tables present comparative segment information. (See Note 16 — Segment Information for the thirty-five weeks ended December 26, 2015 and thirty-five weeks ended December 27, 2014):

	Thirty-Five Weeks Ended December 26, 2015	(Unaudited) Thirty-Five Weeks Ended December 27, 2014
Revenues:
Distribution	$429,548	$418,695
Curriculum	74,730	69,987

Total	$504,278	$488,682

Gross Profit:
Distribution	$146,477	$147,206
Curriculum	39,910	34,998

Total	$186,387	$182,204

Operating income and loss before taxes:
Operating income	29,893	15,229
Interest expense and reorganization items, net	13,876	13,912

Income before provision for income taxes	$16,017	$1,317

	December 26, 2015	December 27, 2014
Identifiable assets:
Distribution	$173,838	$197,081
Curriculum	88,796	21,741
Corporate assets	16,445	91,799

Total	$279,079	$310,621

	Thirty-Five Weeks Ended December 26, 2015	Thirty-Five Weeks Ended December 27, 2014
Depreciation and amortization of intangible assets and development costs:
Distribution	$9,651	$11,027
Curriculum	7,284	9,351

Total	$16,935	$20,378

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$3,778	$5,789
Curriculum	3,429	4,439

Total	$7,207	$10,228

Cash and Cash Equivalents

The Company considers cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories, which consist primarily of products held for sale, are stated at the lower of cost or market on a first-in, first-out basis in accordance with FASB ASC Topic 330, “Inventories”. Excess and obsolete inventory reserves recorded were $7,016, $5,679 and $8,416 as of December 26, 2015, April 25, 2015 and April 26, 2014, respectively.

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

Goodwill and Non-amortizable Intangible Assets

Goodwill represents the excess of reorganization value over fair-value of identified net assets upon emergence from bankruptcy. Prior to bankruptcy, goodwill represented the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Certain intangible assets of the Predecessor Company including a perpetual license agreement and various trademarks and tradenames were estimated to have indefinite lives and were not subject to amortization. Under FASB ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and indefinite-lived intangible assets are not subject to amortization but rather must be tested for impairment annually or more frequently if events or circumstances indicate they might be impaired.

In accordance with the accounting guidance on goodwill and other intangible assets, the Company performs its impairment test of goodwill at the reporting unit level and indefinite-lived intangible assets at the unit of account level annually each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values. Prior to the change in fiscal year, the Company performed its annual impairment test at the beginning of the Company’s last fiscal month of the fiscal year. Consistent with the fiscal year change, the annual impairment testing has been changed to the last day of its new fiscal year end. We believe this change is preferable because it aligns our annual goodwill impairment testing with our financial planning process, which was also adjusted to align with our new fiscal calendar. This will allow us to timely utilize management’s updated forecasts in the discounted cash flow analysis used in the estimate of fair value of our reporting units. The change in accounting principle does not delay, accelerate or avoid an impairment charge. We have prospectively applied the change in the annual goodwill impairment testing date as it is impracticable to determine objectively the estimates and assumptions necessary to perform the annual goodwill impairment test without the use of hindsight as of each annual impairment testing date in prior periods.

In the third quarter of fiscal 2013, the Company concluded that a triggering event had occurred which required the Company to assess whether the fair values of the reporting units were below their carrying values. The triggering event was a combination of the declines in the Company’s forecasted future years’ operating results and cash flows, and the liquidity concerns and eventual default under pre-bankruptcy credit agreements. As a result of the Company’s performance of the goodwill and indefinite-lived intangible asset impairment test in the third quarter of fiscal 2013, the Company recorded impairment charges of $41,089 for goodwill and $4,700 for indefinite-lived intangible assets. There was no impairment charge recorded in short year 2015, fiscal 2015 or fiscal 2014 related to goodwill or indefinite-lived intangible assets.

Impairment of Long-Lived Assets

As required by FASB ASC Topic 360-10-35 “Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment, definite-lived, amortizable intangible assets and development costs for impairment if events or circumstances indicate an asset might be impaired. Amortizable intangible assets include customer relationships, publishing rights, trademarks and tradenames and copyrights and are being amortized over their estimated useful lives. The Company assesses impairment and writes down to fair value long-lived assets when facts and circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. The analysis of recoverability is based on management’s assumptions, including future revenue and cash flow projections. In fiscal 2015, the Company concluded $3,690 of its long-lived development costs would not be recovered by future cash flows from related products and, as such, recorded an impairment of certain product development costs. This incremental charge was related to decreased revenue projections for certain products as the Company re-evaluated its strategy for certain product offerings. This change was recorded as accelerated development cost amortization included in the Company’s costs of revenue.

In fiscal 2015, the Company recorded an impairment charge of $2,713 which resulted in a write-off of all of its definite-lived intangible asset for digital content within its Agenda product category. This content was associated with the development of digital capabilities for its agenda product offering. Other than these charges, there were no impairment charges recorded in short year 2015, fiscal 2015, and the forty-six weeks ended April 26, 2014.

Development Costs

Development costs represent external and internal costs incurred in the development of a master copy of a book, workbook, video or other supplemental educational materials and products. The Company capitalizes development costs and amortizes these costs into costs of revenues over the lesser of five years or the product’s life cycle in amounts proportionate to expected revenues. At December 26, 2015, April 25, 2015 and April 26, 2014, net development costs totaled $17,131, $19,557 and $27,305, respectively, and are included as a component of development costs and other assets, net, in the consolidated balance sheets.

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

The following table sets forth the non-financial items measured at fair value on a non-recurring basis during short year 2015, fiscal years 2015 and 2014. All items were categorized as Level 3 within the fair value hierarchy. Refer to these notes to the consolidated financial statements for descriptions of the valuation techniques and inputs used to develop these fair value measurements:

Description	Balance Sheet Location	Short Year 2015	Fiscal 2015	Fiscal 2014	Categorization
Assets held for sale	Assets held for sale	—	—	$2,200	Level 3

In accordance with FASB ASC Topic 825, “Financial Instruments” and FASB ASC Topic 820, “Fair Value Measurement,” the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value given the short maturity of these instruments.

The following table sets forth the financial instruments where carrying amounts may vary from fair value as of December 26, 2015:

Description	Balance Sheet Location	Carrying Value	Fair Value	Categorization
New Term Loan	Long-term debt less current maturities	$132,100	$127,807	Level 2
Deferred Cash Payment Obligations	Long-term debt less current maturities	18,608	16,361	Level 3

The following table sets forth the financial instruments where carrying amounts may vary from fair value as of April 25, 2015:

Description	Balance Sheet Location	Carrying Value	Fair Value	Categorization
New ABL Facility	Current maturities of long-term debt	$24,200	$24,200	Level 3
New Term Loan	Long-term debt less current maturities	142,462	142,462	Level 2
Deferred Cash Payment Obligations	Long-term debt less current maturities	17,684	15,565	Level 3

The following table sets forth the financial instruments where carrying amounts may vary from fair value as of April 26, 2014:

Description	Balance Sheet Location	Carrying Value	Fair Value	Categorization
New ABL Facility	Current maturities of long-term debt	$10,600	$10,600	Level 3
New Term Loan	Long-term debt less current maturities	143,913	143,913	Level 2
Deferred Cash Payment Obligations	Long-term debt less current maturities	14,335	14,335	Level 3

The Company has estimated the fair value of the amounts outstanding under its New ABL Facility approximated its carrying value at the end of each balance sheet period given the variable interest rates and the proximate maturity date of the facility. The Company estimated the fair value of its amounts outstanding under its New Term Loan based on traded prices at the end of each balance sheet period. The Company estimated the fair value for its Deferred Cash Payment Obligations based upon the net present value of future cash flows using a discount rate that is consistent with our New Term Loan.

The Company’s Consolidated Balance Sheets as of December 26, 2015, April 25, 2015 and April 26, 2014 reflect its interest rate swap agreement at fair value. The fair values of the interest rate swap agreement as of December 26, 2015, April 25, 2015 and April 26, 2014 (valued under Level 2) were $265, $438 and $483, respectively, and are included in “Other accrued liabilities” of the Consolidated Balance Sheet as of December 26, 2015, and are included in “Other Liabilities” of the Consolidated Balance Sheet as of April 25, 2015 and April 26, 2014.

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

Revenue Recognition

Revenue, net of estimated returns and allowances, is recognized upon the shipment of products or upon the completion of services to customers, which correspond to the time when risk of ownership transfers, the selling price is fixed, the customer is obligated to pay, collectability is reasonably assured and we have no significant remaining obligations. These criteria may be met upon shipment of customer receipt for products, or upon completion of services provided to customers. Cash received in advance from customers is deferred on our balance sheet as a current liability until revenue is recognized.

Concentration of Credit Risks

The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are school districts and schools. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, the six weeks ended June 11, 2013, and fiscal 2013, no customer represented more than 10% of revenues or accounts receivable.

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

Deferred Catalog Costs

Deferred catalog costs represent costs which have been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. Deferred catalog costs are amortized in amounts proportionate to expected revenues over the life of the catalog, which is one year or less. These expected revenues, over which the catalog costs are amortized, are based on historical revenues that were directly attributable to the catalogs. Amortization expense related to deferred catalog costs is included in the consolidated statements of operations as a component of selling, general and administrative expenses. Such amortization expense for short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal year 2013 was $3,941, $9,751, $10,178, $1,553, and $16,057, respectively.

Restructuring

The Company accounts for restructuring costs associated with both the closure or disposal of distribution centers and severance related to headcount reductions in accordance with FASB ASC Topic 712, “Compensation—Retirement Benefits.” During short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014 and the six weeks ended June 11, 2013, the Company recorded $901, $5,477, $4,210 and ($161), respectively, of severance expense and lease termination fees. These costs are included in the facility exit costs and restructuring line of the consolidated statement of operations. During fiscal 2013, the Company recorded $1,561 of severance expense. As of December 26, 2015, April 25, 2015, April 26, 2014, and April 27, 2013, there was $375, $1,579, $193, and $716, respectively, of accrued restructuring costs recorded in other accrued liabilities on the consolidated balance sheet primarily related to various cost reduction activities. See Note 19 for details of these restructuring charges.

Shipping and Handling Costs

In accordance with FASB ASC Topic 605-45-45, “Revenue Recognition—Principal Agent Considerations—Other Presentation,” the Company accounts for shipping and handling costs billed to customers as a component of revenues. The Company accounts for shipping and handling costs incurred as a cost of revenues for shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for shipping and handling costs incurred as a selling, general and administrative expense. The amount of shipping and handling costs included in selling, general and administrative expenses for short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal 2013 was $23,284, $31,061, $26,231, $3,249, and $31,631, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU No. 2016-02 requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. The new guidance requires that all leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements. This guidance will be effective for periods beginning on January 1, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes—Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 simplifies the presentation of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet, as opposed to being presented as current or non-current. This guidance will be effective for annual periods beginning after December 15, 2016. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest.” ASU No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 29, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

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

In addition, the Reorganization Plan generally provided for the treatment of allowed claims against, and equity interests in, the Debtors as follows:

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

Exit Facilities

As of the Effective Date, the Debtors closed on the exit credit facilities, the proceeds of which were or will be, among other things, used to (i) pay in cash the DIP Financing Claims, to the extent provided for in the Reorganization Plan, (ii) make required distributions under the Reorganization Plan, (iii) satisfy certain Reorganization Plan-related expenses, and (iv) fund the reorganized Company’s working capital needs. The terms of the exit credit facilities are described under Note 10.

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

In connection with the Company’s emergence from Chapter 11, the Company was required to adopt fresh start accounting as of June 11, 2013 in accordance with ASC 852 “Reorganizations”. The Company elected to use June 8, 2013 (the “Convenience Date”), which was the week ended date nearest to the Effective Date, to avoid disruption to the Company’s weekly accounting processes. The Company performed a qualitative and quantitative assessment in order to determine the appropriateness of using the Convenience Date for fresh start accounting instead of the Effective Date. The Company’s assessment determined that the use of the Convenience Date did not have a material impact on either the predecessor or successor periods in fiscal 2014 and there were no qualitative factors that would preclude the use of the Convenience Date for accounting and reporting purposes. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements as of December 26, 2015, April 25, 2015, and April 26, 2014 and for the thirty-five weeks ended December 26, 2015, the twelve months ended April 25, 2015 and the forty-six weeks ended April 26, 2014 and any references to “Successor” or “Successor Company” show the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

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

In accordance with FASB ASC 852, the Predecessor Company’s results of operations prior to the Effective Date include (i) a pre-emergence gain of $161,943 resulting from the discharge of liabilities under the Reorganization Plan; (ii) pre-emergence charges to earnings of $46,878 recorded as reorganization items resulting from certain costs and expenses relating to the Reorganization Plan becoming effective, including the cancellation of certain debt upon issuance of new equity and the cancellation of equity-based awards of the Predecessor; and (iii) a pre-emergence decrease in earnings of $30,266 resulting from the aggregate changes to the net carrying value of the Predecessor Company’s pre-emergence assets and liabilities to reflect their fair values under fresh start accounting, as well as the recognition of goodwill. See Note 5 Reorganization Items, Net for additional information.

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

NOTE 5—REORGANIZATION ITEMS, NET

Reorganization items directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code have been recorded on a separate line item on the condensed consolidated statements of operations. The following table displays the details of reorganization items for short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, the six weeks ended June 11, 2013, and fiscal 2013;

	Successor Company			Predecessor
	Thirty-Five Weeks Ended December 26, 2015	Fiscal 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal 2013
Liabilities subject to compromise	$—	$—	$—	$223,988	$—
Issuance of capital in excess of par value	—	—	—	(42,335)	—
Reclassified into other balance sheet liability accounts	—	—	458	(19,710)	—

Settlement of liabilities subject to compromise	$—	$—	$458	$161,943	$—
Fresh start accounting adjustments:

Goodwill	$—	$—	$—	$21,588	$—
Fair value adjustment to intangible assets	—	—	—	(56,795)	—
Fair value adjustment to fixed assets	—	—	—	15,522	—
Fresh start accounting adjustments relating to inventory	—	—	—	(8,147)	—
Other fresh start accounting adjustments	—	—	—	(2,434)	—

Total fresh start accounting adjustments	$—	$—	$—	$(30,266)	$—

Other reorganization adjustments:
Asset write-downs due to contract rejections	$—	$—	$—	$(7,011)	$—
Professional fees	—	(271)	(6,878)	(10,512)	(12,429)
Cancellation of equity-based awards	—	—	—	(3,624)	—
Financing fees	—	—	—	(2,853)	(9,734)
Issuance of equity in excess of debt carrying amount	—	—	—	(21,375)	—
Other	—	—	—	(1,503)	(816)

Total other reorganization adjustments	$—	$(271)	$(6,878)	$(46,878)	$(22,979)

Total Reorganization items, net	$—	$(271)	$(6,420)	$84,799	$(22,979)

The 2011 Debentures and related accrued interest within the liabilities subject to compromise at June 11, 2013 were settled by the issuance of new common stock representing 35% ownership in the Successor Company, with an estimated fair value of $42,335. The portion of accounts payable within the liabilities subject to compromise that will be paid in accordance with the Reorganization Plan were classified between long-term and short-term liabilities. Administrative claims totaling $8,335 were classified as short-term with any remaining settlements under the Reorganization Plan classified as Deferred Cash Payments in long-term debt (see Note 10—Debt). Since the value of Common Stock issued and the amounts to be paid in cash at a later date were less than the liabilities subject to compromise, the Predecessor Company recorded a gain on reorganization of $161,943 for the six weeks ended June 11, 2013.

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

The investment in unconsolidated affiliate consisted of the following:

	Percent- Owned	December 26, 2015	April 25, 2015	April 26, 2014
Carson-Dellosa Publishing, LLC	35%	$715	$715	$715

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

In performing the impairment assessment, the Company estimated the fair value of Carson-Dellosa using the Income Approach (discounted cash flow analysis). The discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of an entity and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting unit and the discount rate. The growth rate used for the terminal value calculation was 0% and the discount rate was 11.3%. There were no impairment events in short year 2015, fiscal 2015 or fiscal 2014 that warranted further testing.

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. Losses are reflected in “Losses of unconsolidated affiliate.”

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

December 26, 2015	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(2,246)	$9,054
Publishing rights (20 years)	4,000	(517)	3,483
Trademarks (20 years)	22,700	(2,932)	19,768
Developed technology (7 years)	6,600	(2,436)	4,164
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(620)	580
Favorable leasehold interests (10 years)	2,160	(557)	1,603

Total intangible assets	$52,360	$(13,708)	$38,652

April 25, 2015	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(1,666)	$9,634
Publishing rights (20 years)	4,000	(383)	3,617
Trademarks (20 years)	22,700	(2,175)	20,525
Developed technology (7 years)	6,600	(1,808)	4,792
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(460)	740
Favorable leasehold interests (10 years)	2,160	(414)	1,746

Total intangible assets	$52,360	$(11,306)	$41,055

April 26, 2014	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(797)	$10,503
Publishing rights (20 years)	4,000	(183)	3,817
Trademarks (20 years)	22,700	(1,040)	21,660
Developed technology (7 years)	6,600	(864)	5,736
Content (5 years)	4,400	(807)	3,593
Perpetual license agreements (5 years)	1,200	(220)	980
Favorable leasehold interests (10 years)	2,160	(198)	1,962

Total intangible assets	$52,360	$(4,109)	$48,251

Intangible asset amortization expense included in selling, general and administrative expenses for short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal 2013 was $2,403, $4,483, $4,109, $1,138, and $10,054, respectively. In fiscal 2015, the Company recorded an impairment of $2,713 related to the Content intangible asset, which reduced the net book value of the intangible asset to zero as of April 25, 2015. This impairment was related to the Company’s strategy to reduce future investments in digital content and digital delivery for its Agenda product category.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is:

2016	$3,603
2017	$3,603
2018	$3,463
2019	$3,363
2020	$2,813

This estimated intangible amortization expense over the succeeding five years is based on the reorganization fair value of the Company’s intangible assets.

The following information presents changes to goodwill during the periods ended December 26, 2015 April 25, 2015, and April 26, 2014:

	Reporting Unit	Distribution Segment	Reporting Units		Curriculum Segment
Successor Company	Distribution		Science	Reading		Total
Fresh Start Valuation:
Goodwill	$14,666	$14,666	$4,580	$2,342	$6,922	$21,588

Balance at April 26, 2014	$14,666	$14,666	$4,580	$2,342	$6,922	$21,588

Balance at April 25, 2015	$14,666	$14,666	$4,580	$2,342	$6,922	$21,588

Balance at December 26, 2015	$14,666	$14,666	$4,580	$2,342	$6,922	$21,588

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

In performing the impairment assessments for short year 2015, fiscal 2015 and fiscal 2014, the Company estimated the fair value of its reporting units using the following valuation methods and assumptions:

1.	Income Approach (discounted cash flow analysis)—the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of a reporting unit and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting units and the discount rate. The growth rates used for the terminal value calculations and the discount rates of the respective reporting units for the Successor and Predecessor companies were as follows:

	Short Year 2015		Fiscal 2015		Fiscal 2014
	Terminal Value Growth Rates	Discount Rate	Terminal Value Growth Rates	Discount Rate	Terminal Value Growth Rates	Discount Rate

Distribution	1.0%	12.5%	1.7%	12.9%	0.0%	12.2%
Reading	2.0%	9.2%	1.0%	11.2%	1.0%	15.3%
Science	1.0%	8.4%	1.7%	10.4%	1.0%	12.8%

2.	Market Approach (market multiples)—this method begins with the identification of a group of peer companies in the same or similar industries as the company reporting unit being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and, for certain reporting units in fiscal 2014, a ratio of enterprise value to projected revenue as appropriate valuation metrics. Various operating performance measurements of the reporting unit being valued are then benchmarked against the peer group and a discount rate or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the reporting unit being valued to arrive at an estimate of its fair value. A control premium is then applied to the equity value. In short year 2015, fiscal 2015 and 2014, eleven companies were deemed relevant to the Reading reporting unit and ten companies were deemed relevant for the Distribution reporting unit. In short year 2015 and fiscal 2015, ten companies were deemed relevant for the Science reporting unit. The resulting multiples and control premiums were as follows:

	Short Year 2015		Fiscal 2015		Fiscal 2014
	EBITDA Multiples	Control Premium	EBITDA Multiples	Control Premium	EBITDA Multiples	Control Premium

Distribution	6.2x	10.3%	6.2x	10.3%	6.2x	10.3%
Reading	7.7x	11.7%	7.7x	11.7%	7.7x	11.7%
Science	6.2x	11.7%	6.2x	11.7%	N/A	N/A

In completing the short year fiscal 2015 assessment, the Science and Reading reporting units each had fair value in excess of carrying value of greater than 30%. The fair value of the Distribution reporting unit was in excess of its carrying value by over 18%. In order to conclude upon the assumptions for the discounted cash flow analysis, the Company considered multiple factors, including (a) macroeconomic conditions, (b) industry and market factors such as school funding trends and school construction forecasts, (c) overall financial performance such as planned revenue, profitability and cash flows and (d) the expected impact of revenue enhancing and cost saving initiatives.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Successor
	December 26, 2015	April 25, 2015	April 26, 2014
Projects in progress	$3,981	$5,585	$10,854
Buildings and leasehold improvements	3,312	3,302	3,595
Furniture, fixtures and other	40,120	36,464	30,525
Machinery and warehouse equipment	11,501	11,394	6,770

Total property, plant and equipment	58,914	56,745	51,744
Less: Accumulated depreciation	(31,787)	(24,721)	(12,699)

Net property, plant and equipment	$27,127	$32,024	$39,045

Depreciation expense for short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal 2013 was 9,241, $14,750, $14,767, $1,845, and $23,166, respectively.

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

NOTE 10—DEBT

Long-Term Debt

Long-term debt as of December 26, 2015, April 25, 2015 and April 26, 2014 consisted of the following:

	Successor
	December 26, 2015	April 25, 2015	April 26, 2014
New ABL Facility, maturing in 2019	$—	$24,200	$10,600
New Term Loan, maturing in 2019	132,100	142,462	143,913
New Term Loan Original Issue Discount	(1,859)	(2,153)	(2,473)
Deferred Cash Payment Obligations, maturing in 2019	18,608	17,684	14,335

Total debt	148,849	182,193	166,375
Less: Current maturities	(1,821)	(25,644)	(12,388)

Total long-term debt	$147,028	$156,549	$153,987

Successor Company Debt

ABL Facility

On June 11, 2013, the Company entered into a Loan Agreement (the “Asset-Based Credit Agreement”) by and among the Company, Bank of America, N.A., as Agent, SunTrust Bank, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Bookrunners, and the Lenders that are party to the Asset-Based Credit Agreement (the “Asset-Based Lenders”).

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

In November, 2014, the Company amended the Asset-Based Credit Agreement facility. The main purpose for the amendment was to provide the Company additional flexibility in its execution of certain restructuring actions by increasing the cap on the amount that may be added back under the definition of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves and cash expenses relating to earn outs or similar obligations.

In September 2015, the Company amended the Asset-Based Credit Facility. The main purposes for the amendment were to reduce the Applicable Margin for base rate and LIBOR loans, reduce the unused line fee rate and extend the scheduled maturity date. As amended, the maturity date is extended to September 16, 2020, which shall automatically become March 12, 2019 unless the Company’s term loan facility has been repaid, refinanced, redeemed, exchanged or amended prior to such date, in the case of any refinancing or amendment, to a date that is at least 90 days after the scheduled maturity date. In addition, the amendment provided for the withdrawal of Sun Trust Bank as a lender and the assumption of its commitments by the remaining lenders. As a result of this amendment, the Company recorded a loss on the early extinguishment of debt of $877, which represented the non-cash charge associated with the acceleration of a portion of the remaining unamortized debt issuance costs.

The effective interest rate under the ABL Facility for the thirty-five weeks ended December 26, 2015 was 5.12%, which includes amortization of loan origination fees of $648 and commitment fees on unborrowed funds of $275. As of December 26, 2015, the outstanding balance on the ABL Facility was $0.

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

The effective interest rate under the term loan credit facility for the thirty-five weeks ended December 26, 2015 was 10.68%, which includes amortization of loan origination fees of $815 and original issue discount amortization of $295. On September 21, 2015, the Company elected to make a $10,000 prepayment on the Term Loan. As a result of the prepayment, the Company incurred a $200 early prepayment fee in the three months ended October 24, 2015. As of December 26, 2015, the outstanding balance on the Term Loan Credit Agreement was $130,241, net of the unamortized original issue discount. The original issue discount is being amortized as additional interest expense on a straight-line basis over the life of the Term Loan.

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

The Term Loan required the Company to enter into an interest rate hedge, within 90 days of the Effective Date, in an amount equal to at least 50% of the aggregate principal amount outstanding under the Term Loan. The purpose of the interest rate hedge is to effectively subject a portion of the Term Loan to a fixed or maximum interest rate. As such, the Company entered into an interest rate swap agreement on August 27, 2013 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at December 26, 2015 was $72,500. During short year 2015, the fair value of the derivative increased by $174 and a gain of $174 was recognized. During fiscal 2015, the fair value of the derivative increased by $45 and a gain of $45 was recognized. During the forty-six weeks ended April 26, 2014, the fair value of the derivative decreased by $483 and a loss of that amount was recognized for that period. The gain or loss related to the derivative was recorded in “Change in fair value of interest rate swap” on the consolidated statement of operations.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate per annum of 1.485% and the counterparty will pay the Company interest on the notional amount at a variable rate per annum equal to the greater of 1-month LIBOR or 1.0%. The 1-month LIBOR rate applicable to this agreement was 0.422% at December 26, 2015. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 1-month LIBOR fluctuates.

The Company has estimated that the fair value of its Term Loan (valued under Level 2) as of December 26, 2015 was $127,807.

As of December 26, 2015 approximately $19,748 of the Term Loan was held by related parties. The related party holders are stockholders that own 5% or more of the Company’s outstanding common stock. The related parties and their respective face value holdings in the Company’s Term Loan were as follows:

Related Party	Term Loan Face Value
Zazbond LLC	$504
Zazove Aggressive Growth Fund	2,475
Zazove Convertible Securities Fund	1,329
Zazove High Yield Convertible Securities Fund L.P.	619
Steel Excel Inc.	13,895
Bulwark Bay Credit Opporunities Master Fund Limited	926

Total face value of term loan held by related parties	$19,748

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

The Company’s reconciliation of general unsecured claims was completed in fiscal 2015. As of December 26, 2015, the Company’s deferred payment obligations were $18,608, of which $3,034 represents a 20% recovery for the general unsecured creditors and $12,095 represents a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $3,479 related to accrued paid-in-kind interest.

Predecessor Company Debt

As discussed in Note 3—Bankruptcy Proceedings, all of the Predecessor Company debt was cancelled as of the Effective Date.

NOTE 11—INCOME TAXES

The provision for income taxes consists of:

	Successor Company			Predecessor Company
	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013
Current income tax expense/(benefit):
Federal	$428	$—	$—	$—	$(6,518)
State	190	252	258	132	548
Foreign	97	365	—	1,509	430

Total	715	617	258	1,641	(5,540)
Deferred income tax expense/(benefit):
Federal	—	—	—	—	5,205
State	—	—	—	—	(10)
Foreign	1	—	—	—	11

Total	1	—	—	—	5,206

Total provision for/(benefit from) income taxes	$716	$617	$258	$1,641	$(334)

Deferred taxes are comprised of the following:

	Successor Company			Predecessor Company
	Thirty-Five Weeks Ended December 26, 2015	April 25, 2015	April 26, 2014	April 27, 2013
Current deferred tax assets (liabilities):
Inventory	$4,284	$3,823	$5,211	$5,645
Allowance for doubtful accounts	411	303	384	347
Accrued liabilities	1,207	(748)	(1,235)	(77)
Convertible debt instruments and debt issuance cost	(1,282)	(868)	(859)	4,259
Net operating loss carryforward	—	—	—	300
Early debt termination	—	—	—	9,624
Valuation allowance	(4,620)	(2,510)	(3,501)	(20,098)

Total current deferred tax assets	—	—	—	—

Long-term deferred tax assets (liabilities):
Foreign tax and AMT credit carryforward	11,506	11,075	11,075	11,586
Net operating loss carryforward	1,670	10,208	—	7,662
Property and equipment	(5,319)	(6,534)	(11,033)	(8,263)
Accrued liabilities	1,510	635	1,233	12,380
Intangible assets	8,107	19,145	23,550	20,115
Investment in noncontrolling interest	5,553	5,879	4,331	7,745
Development costs and other	(1,279)	(1,211)	(2,036)	—
Valuation allowance	(21,743)	(39,195)	(27,072)	(51,174)

Total long-term deferred tax assets	5	2	48	51

Net deferred tax assets	$5	$2	$48	$51

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

The Company previously had concluded that the realization of substantially all of its deferred tax assets did not meet the more likely than not threshold and recorded a tax valuation allowance due to the lack of taxable income. As of December 26, 2015, the company continued to maintain a valuation allowance against substantially all of its net deferred tax assets as it has not generated taxable income during a twelve-month tax year since the emergence from bankruptcy. In short year 2015, the Company decreased its tax valuation allowance to $26,363 from $41,705 at the end of fiscal 2015. This decrease related primarily to the utilization of tax net operating losses and adjustments to the deferred tax asset associated with the Company’s goodwill balances. In fiscal 2015, the Company increased its tax valuation allowance from $30,573 to $41,705 related primarily to the tax net operating loss generated in fiscal 2015. In fiscal 2014, the Company reduced its valuation allowance to $30,573 related to the reduction of tax attributes associated with the cancellation of indebtedness and other fresh start adjustments. As of December 26, 2015, the Company had an immaterial amount of unremitted earnings from foreign investments.

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Successor Company			Predecessor Company
	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.8%	3.1%	-1.0%	0.1%	-0.2%
Foreign income tax	0.6%	-1.1%	—	0.7%	0.1%
Alternative Minimum Tax	3.4%	—	—	—	—
Deemed dividend, meals and entertainment and other	0.3%	—	-1.4%	—	-0.5%
Goodwill and intangible asset impairment	—	—	—	—	-6.2%
Bankruptcy-related reorganization costs	—	—	—	3.7%	-3.6%
Non-taxable fresh-start adjustments	—	—	—	-8.1%	—
Non-taxable debt cancellation income	—	—	—	-58.1%	—
Realizable built-in loss adjustment	9.9%	-8.2%	—	—	—
Valuation allowance	-48.5%	-30.7%	-34.1%	28.8%	-24.4%

Effective income tax rate	4.5%	-1.9%	-1.5%	2.1%	0.2%

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

As of December 26, 2015, April 25, 2015, April 26, 2014, and April 27, 2013, the Company’s liability for uncertain tax positions, net of federal tax benefits, was $482, $503, $398, and $925, respectively, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes in the amount of uncertain tax positions within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

The following table summarizes the activity related to the Company’s gross liability for uncertain tax positions:

Balance at April 30, 2011 (Predecessor Company)	$688
Increase related to current year tax provision	21
Expiration of statute of limitations for tax assessments	(2)
Adjustments to provision related to assessments	(120)

Balance at April 28, 2012 (Predecessor Company)	$587

Increase related to current year tax provision	133
Adjustments to provision related to assessments	205

Balance at April 27, 2013 (Predecessor Company)	$925

Increase related to current year tax provision	30
Adjustments to provision related to assessments	(557)

Balance at April 26, 2014 (Successor Company)	$398

Increase related to current year tax provision	598
Adjustments to provision related to assessments	(493)

Balance at April 25, 2015 (Successor Company)	$503

Increase related to current year tax provision	29
Adjustments to provision related to assessments	(50)

Balance at December 26, 2015 (Successor Company)	$482

NOTE 12—OPERATING LEASE COMMITMENTS

The Company leases various types of warehouse and office facilities and equipment, under lease agreements which expire at various dates. Future minimum lease payments under operating leases for the Company’s fiscal years are as follows:

2016	$5,033
2017	4,312
2018	3,710
2019	2,615
2020	2,515
Thereafter	1,589

Total minimum lease payments	$19,774

Rent expense for short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal 2013, was $4,756, $7,423, $6,345, $827, and $9,164, respectively.

NOTE 13—EMPLOYEE BENEFIT PLANS

The Company sponsored the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. In January, 2015, the 401(k) Plan assets were transferred into a 401(k) plan sponsored by the Company’s professional employment organization.

This new 401(k) plan operates in a similar fashion to the previous plan. The Company has the discretion to match a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. In short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, the six weeks ended June 11, 2013 and fiscal 2013, the Company did not make any 401(k) match due to the economic conditions and the Company’s liquidity position.

NOTE 14—STOCKHOLDERS’ EQUITY

Share Repurchase Programs

The Company did not repurchase any shares of its outstanding common stock during the short year and last three fiscal years. Restrictive covenants in the Company’s pre-bankruptcy credit facilities and bankruptcy-related debtor-in-possession credit facilities prevented the Company’s repurchase of additional common stock.

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

	(Loss)/Income (Numerator)	Shares (Denominator)	Per Share Amount
Short Year 2015 (Successor Company):
Basic EPS	$15,301	1,000	$15.30

Effect of dilutive non-vested stock options	—	—

Basic and diluted EPS	$15,301	1,000	$15.30

Fiscal 2015 (Successor Company):
Basic EPS	$(33,532)	1,000	$(33.53)

Effect of dilutive non-vested stock options	—	—

Basic and diluted EPS	$(33,532)	1,000	$(33.53)

Forty-Six Weeks Ended April 26, 2014 (Successor Company):
Basic EPS	$(17,485)	1,000	$(17.49)

Effect of dilutive employee stock options	—	—

Basic and diluted EPS	$(17,485)	1,000	$(17.49)

Six Weeks Ended June 11, 2013 (Predecessor Company):
Basic EPS	$76,068	18,922	$4.02

Effect of dilutive employee stock options	—	—

Basic and diluted EPS	$76,068	18,922	$4.02

Fiscal 2013 (Predecessor Company):
Basic EPS	$(147,692)	18,922	$(7.81)

Effect of dilutive employee stock options	—	—

Basic and diluted EPS	$(147,692)	18,922	$(7.81)

The Company had additional employee stock options outstanding of 73, 73, 0, 0, and 2,570 for short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, the six weeks ended June 11, 2013 and fiscal 2013, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 15—SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

As of December 26, 2015, the Company had one share-based employee compensation plan; the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. On April 24, 2014, School Specialty, Inc.’s CEO was awarded 33 stock options under the 2014 Plan. Other members of management were awarded 65 stock options during fiscal 2015, 25 of which were cancelled in fiscal 2015 subsequent to the award due to terminations of employment. September 4, 2014, the date on which the stockholders approved the 2014 Plan, was considered the grant date, or measurement date, for those awards issued prior to this date. As such, those awards made prior to September 4, 2014 were not considered outstanding and no expense associated with those awards was recognized prior to that date. There were 68 stock options awarded prior to the measurement date.

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

A summary of option transactions for fiscal 2013, the six weeks ended June 11, 2013, the forty-six weeks ended April 26, 2014, fiscal 2015, and short year 2015 were as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Predecessor Company
Balance at April 28, 2012	2,356	$19.18	1,009	$32.20

Granted	463	2.85
Canceled	(269)	28.20

Balance at April 27, 2013	2,550	$15.27	1,207	$24.76

Canceled	(2,550)	15.27

Balance at June 11, 2013	—	$—	—	$—

Successor Company
Granted	—	—
Exercised	—	—
Canceled	—	—

Balance at April 26, 2014	—	$—	—	$—

Granted	98	130.00
Exercised	—	—
Canceled	(25)	130.00

Balance at April 25, 2015	73	$130.00	8	$130.00

Granted	—	—
Exercised	—	—
Canceled	—	—

Balance at December 26, 2015	73	$130.00	8	$130.00

In short year 2015, fiscal 2015, fiscal 2014 and fiscal 2013 there were no time-based non-vested stock unit awards granted.

In short year 2015, fiscal 2015, fiscal 2014 and fiscal 2013 there were no shares of restricted stock awarded.

The following table presents the share-based compensation expense recognized for short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013 and fiscal 2013:

	Successor Company						Predecessor Company
	Thirty-Five Weeks Ended December 26, 2015		Fiscal 2015		Forty-Six Weeks Ended April 26, 2014		Six Weeks Ended June 11, 2013		Fiscal 2013
	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$696	$696	$581	$581	$—	$—	$3,624	$—	$1,399	$856
Director NSUs	—	—	—	—	—	—	—	—	141	86
Management RSUs	—	—	—	—	—	—	—	—	355	218

Total stock-based compensation expense	$696	$696	$581	$581	$—	$—	$3,624	$—	$1,895	$1,160

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations, other than reorganization expense recognized in the six weeks ended June 11, 2013 for cancellation of equity awards. The income tax benefit recognized related to share-based compensation expense was $0, $0, $0, $0, and $735 for short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013 and fiscal 2013, respectively. Other than recording the effect of cancelling the equity awards, the Company recognized share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

The total unrecognized share-based compensation expense as of December 26, 2015, April 25, 2015, April 28, 2014, June 11, 2013, and April 27, 2013 were as follows:

	Successor			Predecessor Company
	December 26, 2015	April 25, 2015	April 26, 2014	June 11, 2013	April 27, 2013 (1)
Stock Options, net of estimated forfeitures	$2,726	$3,422	$—	$—	$2,328
NSUs	—	—	—	—	225
RSUs	—	—	—	—	1,071

(1)	The Company would normally expect to recognize this expense over a weighted average period of approximately 2.1 years. However, in conjunction with the Debtors’ Reorganization Plan which became effective on June 11, 2013 all Predecessor Company shares, options, NSUs and restricted shares that were outstanding on the Effective Date were canceled.

On May 28, 2014, the Board granted 6 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. Prior to the approval of the 2014 Plan at the Annual Meeting of Stockholders on September 4, 2014, the SARs were not considered outstanding, nor granted and therefore no expense was recognized prior to this date. On July 31, 2015, the Board granted 6 stock appreciation rights to each of the two new non-employee members of the Board. Each SAR has a grant date value of $130 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. Since the Company’s stock trading price was less than each SAR’s exercise price as of December 26, 2015, no expense was recorded for the SARs. The SARs will vest as to one-half of the SARs on the second anniversary of the date of grant and as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. Total SARs that remain outstanding as of December 26, 2015 are 22 as 6 SARs have been canceled due to the death of a non-employee Board member.

As discussed above, there were no options considered granted or outstanding for the forty-six weeks ended April 26, 2014 or the six weeks ended June 11, 2013. The weighted average fair value per share of options granted during fiscal 2015 and 2013, was $55.12 and $1.27, respectively. There were no options granted during short year 2015. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Short Year 2015	Fiscal 2015	Fiscal 2013
Average-risk free interest rate	1.95%	1.95%	0.93%
Expected volatility	48.00%	48.00%	48.31%
Expected term	6.3 years	6.3 years	5.5 years

	Short Year 2015	Fiscal 2015	Fiscal 2013
Total intrinsic value of stock options exercised	$—	$—	$—
Cash received from stock option exercises	—	—	—
Income tax deficiency from the exercise of stock options	—	—	(91)

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

The Company measures profitability of its operating segments at a gross profit level. This measure of profitability for the segments is a change from prior periods which reported operating income or loss at the segment level. Since the majority of SG&A costs are managed centrally and allocation methodologies of these costs to the operating segments is arbitrary, the Company’s chief operating decision maker does not review segment profitability using operating profit, only gross profit. Accordingly, the segment information reports gross profit at the segment level. All prior periods were recast to conform to this new measure.

While a significant majority of revenue and assets are derived from the Company’s U.S. operations, the Company had Canadian revenue of $16,390, $22,600, $23,941, $1,873, and $27,914 for short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013, and fiscal 2013, respectively, and long-term assets of $32, $49 and $142 as of December 26, 2015, April 25, 2015 and April 26, 2014, respectively. As of December 26, 2015, April 25, 2015 and April 26, 2014, these long-term assets are primarily Property, Plant and Equipment. The majority of the Canadian revenue is reflected in the Distribution segment and all of the Canadian assets are in the Distribution segment.

The following table presents segment information:

	Successor Company			Predecessor Company
	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013
Revenues:
Distribution	$429,548	$531,456	$493,359	$49,069	$583,705
Curriculum	74,730	90,412	78,686	9,628	91,293

Total	$504,278	$621,868	$572,045	$58,697	$674,998

Gross Profit:
Distribution	$146,477	$187,460	$180,750	$18,957	$214,960
Curriculum	39,910	40,698	41,450	4,661	48,920

Total	$186,387	$228,158	$222,200	$23,618	$263,880

Operating (loss) income and loss before taxes:
Operating income (loss)	29,893	(13,090)	2,504	(3,855)	(49,400)
Interest expense and reorganization items, net	13,876	19,825	19,731	(81,564)	97,190

Income (loss) before provision for income taxes	$16,017	$(32,915)	$(17,227)	$77,709	$(146,590)

	Successor	Successor	Successor
	December 26, 2015	April 25, 2015	April 26, 2014
Identifiable assets:
Distribution	$173,838	$200,510	$214,723
Curriculum	88,796	94,538	103,622
Corporate assets (1)	16,445	17,904	21,274

Total	$279,079	$312,952	$339,619

	Successor Company	Successor Company	Successor Company	Predecessor Company
	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013
Depreciation and amortization of intangible assets and development costs:
Distribution (3) (4)	$9,651	$21,025	$15,705	$2,080	$23,184
Curriculum (3)	7,284	15,231	9,477	1,821	14,920
Corporate (2)	—	—	—	—	2,295

Total	$16,935	$36,256	$25,182	$3,901	$40,399

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$3,778	$9,921	$11,626	$256	6,141
Curriculum	3,429	7,460	6,290	450	7,422
Corporate	—	—	—	—	—

Total	$7,207	$17,381	$17,916	$706	13,563

(1)	Assets in Corporate include cash, restricted cash, capitalized debt issuance costs and investment in unconsolidated affiliate.
(2)	In fiscal 2013, the Company’s corporate segment recognized $2,295 of accelerated depreciation related to the closing of its Mt. Joy distribution center as part of the bankruptcy related lease rejection.
(3)	In fiscal 2015, the Company recorded accelerated amortization of certain product development assets in the amount of $2,310 for Distribution and $1,380 for Curriculum.
(4)	In fiscal 2015, the Company recorded an impairment charge of $2,713 related to the amortizable asset associated with the Agenda product category’s digital content and digital delivery development efforts, which is included in the $21,025 for Distribution.

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

NOTE 18—CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The financial statements below represent the condensed combined statement of operations, statement of comprehensive loss, statement of shareholders’ equity (deficit) and statement of cash flows of the Predecessor Company (the “Debtors”) for fiscal 2013.

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

NOTE 19—RESTRUCTURING

In short year 2015, fiscal 2015 and 2014, the Company recorded restructuring costs associated with closure or disposal of distribution centers and severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs for short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, and the six weeks ended June 11, 2013.

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring at April 27, 2013 (Predecessor)	$(21)	$149	$588	$716

Amounts charged to expense	21	(15)	(167)	(161)
Payments	—	—	—	—

Accrued Restructuring Costs at June 11, 2013 (Predecessor)	$—	$134	$421	$555

Reclassification	406	—	(406)	—
Amounts charged to expense	123	459	3,628	4,210
Payments	(529)	(535)	(3,508)	(4,572)

Accrued Restructuring at April 26, 2014 (Successor)	$—	$58	$135	$193

Amounts charged to expense	15	—	5,462	5,477
Payments	(15)	(58)	(4,018)	(4,091)

Accrued Restructuring at April 25, 2015 (Successor)	$—	$—	$1,579	$1,579

Amounts charged to expense	—	—	901	901
Payments	—	—	(2,105)	(2,105)

Accrued Restructuring at December 26, 2015 (Successor)	$—	$—	$375	$375

NOTE 20—COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 21—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for short year 2015, fiscal 2015 and fiscal 2014:

	Short Year 2015
	Successor Company
	First	Second	Nine Weeks Ended December 26, 2015	Total
Revenues	$199,530	$245,148	$59,600	$504,278
Gross profit	78,002	88,533	19,852	186,387
Operating income (loss)	20,076	26,789	(16,972)	29,893
Net income (loss)	14,958	19,825	(19,482)	15,301
Basic earnings per share of common stock:
Earnings/(loss)	$14.96	$19.83	$(19.49)	$15.30

Diluted earnings per share of common stock:
Earnings/(loss)	$14.96	$19.83	$(19.49)	$15.30

	Fiscal 2015
	Successor Company
	First	Second	Third	Fourth	Total
Revenues	$199,469	$238,670	$77,754	$105,975	$621,868
Gross profit	78,566	86,822	26,808	35,962	228,158
Operating income (loss)	16,491	17,000	(26,292)	(20,289)	(13,090)
Net income (loss)	11,014	11,923	(30,651)	(25,818)	(33,532)
Basic earnings per share of common stock:
Earnings/(loss)	$11.01	$11.92	$(30.65)	$(25.82)	$(33.53)

Diluted earnings per share of common stock:
Earnings/(loss)	$11.01	$11.92	$(30.65)	$(25.82)	$(33.53)

	Fiscal 2014
	Predecessor Company	Successor Company
	6 weeks	7 weeks	Second	Third	Fourth	Total
Revenues	$58,697	$143,499	$245,629	$74,664	$108,253	$572,045
Gross profit	23,618	59,758	93,205	26,448	42,789	222,200
Operating income (loss)	(3,855)	21,296	19,243	(24,653)	(13,382)	2,504
Net income (loss)	76,068	16,943	14,697	(30,135)	(18,990)	(17,485)
Basic earnings per share of common stock:
Earnings/(loss)	$4.02	$16.94	$14.70	$(30.14)	$(18.99)	$(17.49)

Diluted earnings per share of common stock:
Earnings/(loss)	$4.02	$16.94	$14.70	$(30.14)	$(18.99)	$(17.49)

The summation of quarterly net income (loss) per share may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

The Company’s business activity is subject to seasonal influences. Our historical revenues and profitability have been dramatically higher from June through September of our fiscal year, primarily due to increased shipments to customers coinciding with the start of each school year. Quarterly results also may be materially affected by variations in our costs for the products sold, the mix of products sold and general economic conditions. Therefore, results for any quarter are not indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the period covered by this annual report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective for the purposes set forth in the definition of the Exchange Act rules.

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

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the period ended April 25, 2015, we reported a material weakness in our internal control over financial reporting. The material weakness was related to the design of controls over non-routine accounting which did not establish sufficient segregation of duties between analyzing non-routine accounting matters and performing sufficient detailed reviews of the analysis and accounting conclusions. To remediate the control, the Company greatly enhanced its review of non-routine accounting matters including providing for additional levels of review and enhancing the documentation of conclusions reached for any non-routine transactions. Based on the foregoing, management concluded that the previously identified material weakness has been remediated.

Based on this evaluation under the criteria, management concluded that as of December 26, 2015, the Company’s internal control over financial reporting was effective for the purposes set forth in the definition of the Exchange Act.

The Company’s internal control over financial reporting as of December 26, 2015 has been audited by Deloitte & Touche LLP, as independent registered public accounting firm, as stated in their report dated March 9, 2016 which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

School Specialty, Inc.

Greenville, Wisconsin

We have audited the internal control over financial reporting of School Specialty, Inc. and subsidiaries (the “Company”) as of December 26, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the 35 week period ended December 26, 2015 of the Company and our report dated March 9, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the change in the Company’s fiscal year.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 9, 2016

Changes in Internal Controls

Management is committed to the remediation efforts to address past material weaknesses. Those remediation efforts summarized above were intended to both address the material weakness and to enhance our overall financial control environment. As a result of the remediation of a material weakness, management has concluded that significant changes to the control environment and related processes, specifically controls related to non-routine accounting matters, have occurred and that our consolidated financial statements for periods covered by and included in this Annual Report and Transition Form 10-K are prepared in accordance with GAAP and fairly present, in all material respects, our financial position, results of operations, and cash flows for each period presented herein.

Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company has remediated the material weakness from prior years related to its design of controls over non-routine accounting matters. The Company’s control over non-routine accounting matters include a more formalized segregation of duties between analyzing non-routine transactions and performing sufficient detailed reviews for purposes of arriving at conclusions. Other than the changes to controls associated with non-routine accounting matters, no other changes in our internal control over financial reporting occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2016, under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2016, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d)	We have adopted a Code of Ethics that applies to our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is posted on our internet website at www.schoolspecialty.com. We intend to satisfy the disclosure requirement under Item 406 of Regulation S-K by posting such information on our internet website.

(e)	There were no material changes in short year 2015 to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2016, under the captions “Executive Compensation Discussion and Analysis,” and which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2016, under the captions “Security Ownership of Management and Certain Beneficial Owners”, which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2016, under the captions “Related Party Transactions” and “Corporate Governance,” which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2016, under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements (See Part II, Item 8).

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 26, 2015, April 25, 2015 and April 26, 2014

Consolidated Statements of Operations for the thirty-five week period ended December 26, 2015 (Successor), fiscal 2015 (Successor), the forty-six weeks ended April 26, 2014 (Successor), the six weeks ended June 11, 2013 and fiscal 2013 (Predecessor)

Consolidated Statements of Comprehensive Income (Loss) for the transition period ended December 26, 2015 (Successor), fiscal 2015 (Successor), the forty-six weeks ended April 26, 2014 (Successor), the six weeks ended June 11, 2013 and fiscal 2013 (Predecessor)

Consolidated Statements of Stockholders’ Equity for transition period ended December 26, 2015 (Successor), fiscal 2015 (Successor), the forty-six weeks ended April 26, 2014 (Successor), the six weeks ended June 11, 2013 (Predecessor) and fiscal 2013 (Predecessor)

Consolidated Statements of Cash Flows for the transition period ended December 26, 2015 (Successor), fiscal 2015 (Successor), the forty-six weeks ended April 26, 2014 (Successor), the six weeks ended June 11, 2013 (Predecessor) and fiscal 2013 (Predecessor)

Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedule (See Exhibit 99.1).

Schedule for the transition period ended December 26, 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, six weeks ended June 11, 2013 and fiscal 2013: Schedule II — Valuation and Qualifying Accounts.

(a)(3)    Exhibits.

See (b) below

(b)    Exhibits.

See the Exhibit Index, which is incorporated by reference herein

(c)    Financial Statements Excluded from Annual Report to Stockholders.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2016.

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

Name	Title	Date

/s/ Joseph M. Yorio Joseph M. Yorio	President and Chief Executive Officer and a Director (Principal Executive Officer)	March 9, 2016

/s/ Ryan M. Bohr Ryan M. Bohr	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2016

/s/ Kevin L. Baehler Kevin L. Baehler	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 9, 2016

/s/ James R. Henderson James R. Henderson	Chairman of the Board	March 9, 2016

/s/ Justin Lu Justin Lu	Director	March 9, 2016

/s/ Gus D. Halas Gus D. Halas	Director	March 9, 2016

/s/ Andrew E. Schultz Andrew E. Schultz	Director	March 9, 2016

INDEX TO EXHIBITS

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation of School Specialty, Inc., as filed on June 11, 2013, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form 8-A of School Specialty, Inc. filed June 11, 2013.

3.2	Amended and Restated Bylaws dated July 9, 2014, incorporated herein by reference to Exhibit 3.1(a) of School Specialty, Inc., Current Report on Form 8-K filed July 15, 2014.

10.3	Loan Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Bank of America, N.A. as agent, incorporated herein by reference to Exhibit 10.39 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.4	Credit Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent, incorporated herein by reference to Exhibit 10.40 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.5	Guarantee and Collateral Agreement dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Bank of America, N.A., incorporated herein by reference to Exhibit 10.41 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.6	Guarantee and Collateral Agreement dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Credit Suisse AG, as Collateral Agent, incorporated herein by reference to Exhibit 10.42 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.10*	Employment Agreement dated April 23, 2014 between Joseph M. Yorio and School Specialty, Inc., incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated April 28, 2014.

10.11*	Stock Option Agreement dated April 24, 2014 between Joseph M. Yorio and School Specialty, Inc., incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated April 28, 2014.

10.12*	2014 Incentive Plan, incorporated by reference to Exhibit 10.3 of School Specialty’s Current Report on Form 8-K dated April 28, 2014.

10.13*	Form of Executive Stock Option Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 27, 2014.

10.14*	Form of Director Stock Appreciation Right Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 29, 2014.

10.17	First Amendment, Consent and Limited Waiver to Loan Agreement among School Specialty, Inc., and certain of its subsidiaries, Bank of America, N.A., SunTrust Bank and Bank of Montreal, as lenders, and Bank of America, N.A. as agent for the lender, incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 31, 2014.

10.18	Amendment No. 1 to the Credit Agreement, dated June 11, 2013, among School Specialty, Inc., the lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent for the lender, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 31, 2014.

10.19	Employment Agreement between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 27, 2014.

Exhibit Number	Document Description

10.20	Stock Option Agreement by and between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 27, 2014.

10.22	Employment Agreement between School Specialty, Inc. and Edward J. Carr, Jr. dated January 19, 2015, incorporated herein by reference to Exhibit 10.8 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 24, 2015.

10.23	Stock Option Agreement by and between School Specialty, Inc. and Edward J. Carr, Jr. dated January 19, 2015, incorporated herein by reference to Exhibit 10.9 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 24, 2015.

10.24	Second Amendment to Loan Agreement among the Company, certain of its subsidiaries, Bank of America, N.A. and Bank of Montreal, as lenders, and Bank of America, N.A., as agent for the lenders, incorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2015.

10.25	Amendment No. 2 to the Credit Agreement, dated June 11, 2013, during School Specialty, Inc., the lending party thereto, and Credit Suisse AG, Administrative Agent and Collateral Agent for the lender, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on form 10-Q for the quarter ended July 25, 2015.

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

18.1	Preferability Letter

21.1	Subsidiaries of School Specialty, Inc.

23.1	Consent of Deloitte & Touche LLP

31.1	Rule13a-14(a)/15d-14(a) Certification, by Chief Executive Officer.

31.2	Rule13a-14(a)/15d-14(a) Certification, by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

99.1	Schedule II — Valuation and Qualifying Accounts.

101	The following materials from School Specialty, Inc.’s Annual Report on Form 10-K for the year ended April 25, 2015 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.