Form 10-Q
period 2016-03-26
SCHOOL SPECIALTY INC
filed 2016-05-03
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2016
Common Stock, $0.001 par value	1,000,004

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2016

PART I - FINANCIAL INFORMATION

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands)

	March 26, 2016	December 26, 2015	March 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$7,914	$12,865	$8,638
Accounts receivable, less allowance for doubtful accounts of $1,059, $1,077, and $912, respectively	51,449	58,370	50,097
Inventories, net	92,401	76,199	87,759
Deferred catalog costs	9,379	6,527	8,719
Prepaid expenses and other current assets	12,706	13,111	17,282
Refundable income taxes	4,363	9	142
Assets held for sale	—	—	1,598

Total current assets	178,212	167,081	174,234
Property, plant and equipment, net	27,689	27,127	33,022
Goodwill	21,588	21,588	21,588
Intangible assets, net	37,751	38,652	44,142
Development costs and other	18,491	19,321	26,505
Deferred taxes long-term	5	5	13
Investment in unconsolidated affiliate	715	715	715

Total assets	$284,451	$274,489	$300,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$11,600	$1,821	$24,999
Accounts payable	39,804	20,076	26,532
Accrued compensation	6,502	10,488	6,905
Deferred revenue	2,355	2,705	2,097
Other accrued liabilities	10,969	14,794	9,986

Total current liabilities	71,230	49,884	70,519
Long-term debt - less current maturities	143,211	142,438	151,385
Other liabilities	231	561	913

Total liabilities	214,672	192,883	222,817

Commitments and contingencies - Note 18

Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	1	1
Capital in excess of par value	119,501	119,240	118,284
Accumulated other comprehensive loss	(1,704)	(1,919)	(1,317)
Accumulated Deficit	(48,019)	(35,716)	(39,566)

Total stockholders’ equity	69,779	81,606	77,402

Total liabilities and stockholders’ equity	$284,451	$274,489	$300,219

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	March 26, 2016	March 28, 2015
Revenues	$93,725	$91,582
Cost of revenues	58,260	57,250

Gross profit	35,465	34,332
Selling, general and administrative expenses	47,311	50,652
Facility exit costs and restructuring	166	2,288

Operating income (loss)	(12,012)	(18,608)

Other expense (income):
Interest expense	4,390	4,325
Change in fair value of interest rate swap	(85)	52

Income (loss) before provision for (benefit from) income taxes	(16,317)	(22,985)
Provision for (benefit from) income taxes	(4,014)	430

Net loss	$(12,303)	$(23,415)

Weighted average shares outstanding:
Basic	1,000	1,000
Diluted	1,000	1,000

Net Income (loss) per Share:
Basic	$(12.30)	$(23.41)
Diluted	$(12.30)	$(23.41)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	For the Three Months Ended
	March 26, 2016	March 28, 2015
Net income (loss)	$(12,303)	$(23,415)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	215	(498)

Total comprehensive income (loss)	$(12,088)	$(23,913)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Three Months Ended
	March 26, 2016	March 28, 2015
Cash flows from operating activities:
Net loss	$(12,303)	$(23,415)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible asset amortization expense	4,189	4,815
Amortization of development costs	1,381	1,730
Loss on disposal of property, equipment, other	—	773
Amortization of debt fees and other	510	196
Change in fair value of interest rate swap	(85)	52
Unrealized foreign exchange (gain) loss	(616)	509
Share-based compensation expense	261	179
Deferred taxes	1	1
Non-cash interest expense	457	290
Changes in current assets and liabilities:
Accounts receivable	6,995	10,737
Inventories	(16,198)	(12,307)
Deferred catalog costs	(2,852)	(1,381)
Prepaid expenses and other current assets	(3,946)	(114)
Accounts payable	17,602	5,703
Accrued liabilities	(8,416)	(1,573)

Net cash used by operating activities	(13,020)	(13,805)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,722)	(4,124)
Investment in product development costs	(744)	(1,463)
Proceeds from disposal of property, plant and equipment	—	1

Net cash used in investing activities	(2,466)	(5,586)

Cash flows from financing activities:
Proceeds from bank borrowings	56,370	57,583
Repayment of bank borrowings	(46,591)	(40,796)
Refund of debt fees and other	—	49

Net cash provided in financing activities	9,779	16,836

Effect of exchange rate changes on cash	756	(772)

Net decrease in cash and cash equivalents	(4,951)	(3,327)
Cash and cash equivalents, beginning of period	12,865	11,965

Cash and cash equivalents, end of period	$7,914	$8,638

Supplemental disclosures of cash flow information:
Interest paid	$3,421	$3,838
Income taxes paid, net	$638	$86
Change in accounts payable for additions to property and equipment	$2,126	$(2,808)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature unless otherwise noted) considered necessary for a fair presentation have been included. The balance sheet at December 26, 2015 has been derived from School Specialty, Inc.’s (“School Specialty” or the “Company”) audited financial statements for the transition period ended December 26, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the thirty-five weeks ended December 26, 2015.

During the period January 28, 2013 through June 11, 2013, School Specialty, Inc. and certain of its subsidiaries operated as debtors-in-possession under bankruptcy court jurisdiction (see Note 3). As discussed in Note 5 – Fresh Start Accounting, as of June 11, 2013 (the “Effective Date”), the Company adopted fresh start accounting in accordance with ASC 852. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes.

The Company changed its fiscal year end from the last Saturday in April to the last Saturday in December. The Company has reported its financial results for the period of April 26, 2015 to December 26, 2015 (the “short year 2015”) on a Transition Report on Form 10-K. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2015” and “fiscal 2014” refer to the Company’s twelve-months ended April 25, 2015 and April 26, 2014, respectively. The December 28, 2014 to March 28, 2015 period will be referred to as “first quarter 2015” in these consolidated financial statements and related notes to the consolidated financial statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” ASU No. 2016-02 requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. The new guidance requires that all leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements. This guidance will be effective for periods beginning on January 1, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 simplifies the presentation of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet, as opposed to being presented as current or non-current. This guidance will be effective for annual periods beginning after December 15, 2016. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – CHANGE IN ACCOUNTING PRINCIPLE

In the first quarter of fiscal 2016, the Company adopted ASU No. 2015-03, “Interest – Imputation of Interest.” ASU No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. As a result of the adoption of this new accounting standard, Company has reclassified its unamortized debt issuance costs related to its Term Loan (see Note 14 – Debt) as a direct deduction to the carrying value of its debt. The impact of this accounting principle change on the previously issued financial statements is as follows:

	Reported as of December 26, 2015	Debt Issuance Costs	As Adjusted December 26, 2015
ASSETS
Development costs and other	$23,911	$(4,590)	$19,321

Total assets	279,079	(4,590)	274,489

LIABILITIES
Long-term debt - less current maturities	$147,028	$(4,590)	$142,438

Total liabilities	197,473	(4,590)	192,883

Total liabilities and stockholders’ equity	$279,079	$(4,590)	$274,489

Pursuant to ASU No. 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” debt issuance costs associated with revolving credit facilities are not affected by ASU No. 2015-03. As such, debt issuance costs related to the Company’s ABL facility are classified as long-term assets within the “Development cost and other” line of the Condensed Balance Sheet, which is consistent with prior period reporting.

The change in accounting principle had no impact on the Company’s Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows.

NOTE 4 – BANKRUPTCY PROCEEDINGS

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

For further details on the bankruptcy proceedings, see Note 3 of the Transition Report on Form 10-K for the thirty-five weeks ended December 26, 2015.

NOTE 5 – FRESH START ACCOUNTING

On the Effective Date, the Company adopted fresh start accounting and reporting in accordance with FASB ASC 852. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Fresh start reporting generally requires resetting the historical net book value of assets and liabilities to fair value as of the Effective Date by allocating the entity’s enterprise value as set forth in the Reorganization Plan to its assets and liabilities pursuant to accounting guidance related to business combinations. Accordingly, the financial statements on or prior to the Effective Date are not comparable with the financial statements for periods after such date. Any references to “Successor” or “Successor Company” show the financial position and results of operations of the reorganized Company subsequent to the bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

For further details on fresh start accounting, see Note 4 of the Transition Report on Form 10-K for the thirty-five weeks ended December 26, 2015.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that either all, or some portion, of the deferred tax assets will not be realized. The realization is dependent upon the future generation of taxable income, reversal of deferred tax liabilities, tax planning strategies, and expiration of tax attribute carryovers. As a result, the Company had concluded that the realization of a majority of the deferred tax assets did not meet the more likely than not threshold, and recorded a tax valuation allowance. As of December 26, 2015, the Company continued to maintain a valuation allowance against substantially all of its net deferred tax assets as it has not generated taxable income during a twelve-month tax year since the emergence from bankruptcy. In short year 2015, the Company decreased its tax valuation allowance to $26,363 from $41,705 at the end of fiscal 2015. This decrease related primarily to the utilization of tax net operating losses and adjustments to the deferred tax asset associated with the Company’s goodwill balances. As of March 26, 2016, there remained a valuation allowance against substantially all of the Company’s deferred tax assets. As of March 26, 2016, the Company had an immaterial amount of unremitted earnings from foreign investments.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at March 26, 2016, December 26, 2015 and March 28, 2015, was $100, $482, and $503, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity during the three months ended March 26, 2016 and March 28, 2015, were as follows:

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 26, 2015	$1	$119,240	$(35,716)	$(1,919)	$81,606
Net loss	—	—	(12,303)	—	(12,303)
Share-based compensation expense	—	261	—	—	261
Foreign currency translation adjustment	—	—	—	215	215

Balance, March 26, 2016	$1	$119,501	$(48,019)	$(1,704)	$69,779

Balance, December 27, 2014	$1	$119,532	$(16,151)	$(819)	$102,563
Net loss	—	—	(23,415)	—	(23,415)
Share-based compensation expense	—	176	—	—	179
Foreign currency translation adjustment	—	—	—	(498)	(498)
Change in Fresh Start estimate	—	(1,427)	—	—	(1,427)

Balance, March 28, 2015	$1	$118,281	$(39,566)	$(1,317)	$77,402

In June 2014, the Company revised its fresh-start estimate for the amount of deferred cash payment obligations (see Note 14 – Debt). The change in estimate is related to an increased number of unsecured trade creditors which elected to provide the Company customary trade terms which entitled those creditors to a 45% recovery of their unsecured claim rather than a 20% recovery. This change in estimate resulted in a decrease of $2,992 to the Successor Company’s equity and a corresponding increase in long-term debt. This change was incorrectly recorded in the financial statements as $1,565 in June 2014. In January 2015, the recorded amount was corrected to $2,992. Management has concluded that the misstatements of interim financial statements in the first and second quarters of fiscal year ended April 25, 2015 were not material.

NOTE 8 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended March 26, 2016:
Basic EPS	$(12,303)	1,000	$(12.30)

Effect of dilutive stock options	—	—

Basic and diluted EPS	$(12,303)	1,000	$(12.30)

Three months ended March 28, 2015:
Basic EPS	$(23,415)	1,000	$(23.41)

Effect of dilutive stock options	—	—

Basic and diluted EPS	$(23,415)	1,000	$(23.41)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company had stock options outstanding of 73 for the three months ended March 26, 2016 and March 28, 2015, which were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 9 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

As of March 26, 2016, the Company had one share-based employee compensation plan: the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. On April 24, 2014, School Specialty, Inc.’s CEO was awarded 33 stock options under the 2014 Plan. Other members of management were awarded 65 stock options during fiscal 2015, 25 of which were cancelled in fiscal 2015 subsequent to the award due to terminations of employment. September 4, 2014, the date on which the stockholders approved the 2014 Plan, was considered the grant date, or measurement date, for those awards issued prior to this date. As such, those awards made prior to September 4, 2014 were not considered outstanding and no expense associated with those awards was recognized prior to that date. There were 68 stock options awarded prior to the measurement date.

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

A summary of option transactions for the three months ended March 26, 2016 and March 28, 2015 were as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at December 26, 2015	73	$130.00	8	$130.00
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—

Balance at March 26, 2016	73	$130.00	8	$130.00

Balance at December 27, 2014	66	$130.00	—	$—
Granted	7	130.00	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—

Balance at March 28, 2015	73	$130.00	—	$—

The following table presents the share-based compensation expense recognized for the three month period ended March 26, 2016 and March 28, 2015:

	For the Three Months Ended
	March 26, 2016		March 28, 2015
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$261	$197	$179	$179

Total stock-based compensation expense	$261		$179

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. There was no income tax benefit recognized related to share-based compensation expense for the three month period ended March 28, 2015.

The total unrecognized share-based compensation expense as of March 26, 2016 and March 28, 2015 was as follows:

	March 26, 2016	March 28, 2015
Stock Options, net of estimated forfeitures	$2,465	$3,682

On May 28, 2014, the Board granted 6 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. On July 31, 2015, the Board granted 6 SARs to each of the two new non-employee members of the Board. Each SAR has a grant date value of $130 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. Since the Company’s stock trading price was less than each SAR’s exercise price as of the three month period ended March 26, 2016, no expense was recorded for the SARs. The SARs will vest as to one-half of the SARs on the second anniversary of the date of grant and as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. Total SARs that remain outstanding as of March 26, 2016 are 22 as 6 SARs have been canceled due to the death of a non-employee Board member.

On March 23, 2016, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 28 Restricted Stock Units (“RSUs”) under the Company’s 2014 Incentive Plan to members of the Company’s senior management. The restricted stock units are performance-based and will vest on the third anniversary of the date of grant based on the 15 day volume weighted average price of the Company’s common stock. Any restricted stock units that vest will be settled in shares of Company common stock.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

	Gross Value	Accumulated Amortization	Net Book Value
March 26, 2016
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(2,463)	$8,837
Publishing rights (20 years)	4,000	(567)	3,433
Trademarks (20 years)	22,700	(3,216)	19,484
Developed technology (7 years)	6,600	(2,671)	3,929
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(680)	520
Favorable leasehold interests (10 years)	2,160	(612)	1,548

Total intangible assets	$52,360	$(14,609)	$37,751

	Gross Value	Accumulated Amortization	Net Book Value
December 26, 2015
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(2,246)	$9,054
Publishing rights (20 years)	4,000	(517)	3,483
Trademarks (20 years)	22,700	(2,932)	19,768
Developed technology (7 years)	6,600	(2,436)	4,164
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(620)	580
Favorable leasehold interests (10 years)	2,160	(557)	1,603

Total intangible assets	$52,360	$(13,708)	$38,652

	Gross Value	Accumulated Amortization	Net Book Value
March 28, 2015
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(1,594)	$9,706
Publishing rights (20 years)	4,000	(367)	3,633
Trademarks (20 years)	22,700	(2,080)	20,620
Developed technology (7 years)	6,600	(1,729)	4,871
Content (5 years)	4,400	(1,612)	2,788
Perpetual license agreements (5 years)	1,200	(440)	760
Favorable leasehold interests (10 years)	2,160	(396)	1,764

Total intangible assets	$52,360	$(8,218)	$44,142

The gross values were determined by the valuation which was performed as part of the fresh start accounting. In addition to the intangible assets above, the Company recorded $21,588 of goodwill. In April 2015, the Company recorded an impairment for $2,713 related to the Content intangible asset, which reduced the net book value of the intangible asset to zero as of April 25, 2015. This impairment was related to the Company’s strategy to reduce future investments in digital content and digital delivery for its Agenda product category. No impairment was recorded for short year 2015 or for the three months ended March 26, 2016.

Intangible asset amortization expenses were included in selling, general and administrative expense. Intangible asset amortization expense for the three months ended March 26, 2016 and March 28, 2015, was $901 and $1,121, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Intangible asset amortization expense for each of the five succeeding fiscal years is estimated to be:

Fiscal 2016 (9 months remaining)	$2,702
Fiscal 2017	3,603
Fiscal 2018	3,463
Fiscal 2019	3,363
Fiscal 2020	2,813
Fiscal 2021	2,420

The table below shows the allocation to the segments of the recorded goodwill as of March 26, 2016.

	Distribution Segment	Curriculum Segment	Total
Fresh Start Valuation:
Goodwill	$14,666	$6,922	$21,588

Balance at March 26, 2016	$14,666	$6,922	$21,588

NOTE 11 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company holds a 35% interest in Carson-Dellosa Publishing, which is accounted for under the cost method as the Company does not have significant influence over the investee.

The investment in unconsolidated affiliate consisted of the following:

	Percent Owned	March 26, 2016	December 26, 2015	March 28, 2015
Carson- Dellosa Publishing, LLC	35%	$715	$715	$715

The investment amount represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 26, 2016	December 26, 2015	March 28, 2015
Projects in progress	$6,950	$3,981	$5,320
Buildings and leasehold improvements	3,316	3,312	3,396
Furniture, fixtures and other	40,983	40,120	36,664
Machinery and warehouse equipment	11,526	11,501	11,479

Total property, plant and equipment	62,775	58,914	56,859
Less: Accumulated depreciation	(35,086)	(31,787)	(23,837)

Net property, plant and equipment	$27,689	$27,127	$33,022

Depreciation expense for the three months ended March 26, 2016 and March 28, 2015, was $3,288 and $3,694 respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 13 – ASSETS HELD FOR SALE

In 2013, a company-wide process improvement program was launched to better align the Company’s operating groups, enhance systems and processes and drive efficiency throughout the organization to improve the customer experience. As part of this program, the Salina, Kansas facility was closed in November, 2013. The Salina distribution center ceased processing customer shipments in October 2013. The facility was classified as held for sale on the October 25, 2013 consolidated balance sheet. For the three months ended March 28, 2015, the Company recorded a loss on the sale of $602 in order to write the asset down to its net realizable value. In April 2015, the asset was sold for $1,598. The proceeds realized from the sale were used to reduce the balance on the ABL Facility (as defined below).

NOTE 14 – DEBT

Long-term debt consisted of the following:

	March 26, 2016	December 26, 2015	March 28, 2015
ABL Facility, maturing in 2019	$11,600	$—	$23,700
Term Loan, maturing in 2019	130,279	132,100	142,680
Term Loan Original Issue Discount	(1,743)	(1,859)	(2,188)
Unamortized Term Loan Debt Issuance Costs	(4,274)	(4,590)	(5,378)
Deferred Cash Payment Obligations, maturing in 2019	18,949	18,608	17,570

Total debt	154,811	144,259	176,384
Less: Current maturities	(11,600)	(1,821)	(24,999)

Total long-term debt	$143,211	$142,438	$151,385

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

In November 2014, the Company amended the ABL Facility. The main purpose for the amendment was to provide the Company additional flexibility in its execution of certain restructuring actions by increasing the cap on the amount that may be added back under the definition of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves and cash expenses relating to earn outs or similar obligations.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In September 2015, the Company amended the ABL Facility. The main purposes for the amendment were to reduce the Applicable Margin for base rate and LIBOR loans, reduce the unused line fee rate and extend the scheduled maturity date. As amended, the maturity date is extended to September 16, 2020, which shall automatically become March 12, 2019 unless the Company’s term loan facility has been repaid, refinanced, redeemed, exchanged or amended prior to such date, in the case of any refinancing or amendment, to a date that is at least 90 days after the scheduled maturity date. In addition, the amendment provided for the withdrawal of Sun Trust Bank as a lender and the assumption of its commitments by the remaining lenders. As a result of this amendment, the Company recorded a loss on the early extinguishment of debt of $877, which represented the non-cash charge associated with the acceleration of a portion of the remaining unamortized debt issuance costs.

The effective interest rate under the ABL Facility for the three months ended March 26, 2016 was 12.24%, which includes interest on borrowings of $67, amortization of loan origination fees of $195 and commitment fees on unborrowed funds of $105. As of March 26, 2016, the outstanding balance on the ABL Facility was $11,600.

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

Term Loan

Also on June 11, 2013, the Company entered into a Credit Agreement (the “Term Loan Credit Agreement”) among the Company, Credit Suisse AG, as Administrative Agent and Collateral Agent, and the Lenders defined in the Term Loan Credit Agreement (the “Term Loan Lenders”). In November, 2014, the Company amended the Term Loan Credit Agreement. The main purpose for the amendment was to provide the Company additional flexibility in its execution of certain restructuring actions by increasing the cap on the amount that may be added back under the definition of consolidated EBITDA for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves and cash expenses relating to earn outs or similar obligations.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The effective interest rate under the term loan credit facility for the three months ended March 26, 2016 was 10.80%, which includes interest on borrowings of $3,169, amortization of loan origination fees of $316 and original issue discount amortization of $116. On September 21, 2015, the Company elected to make a $10,000 prepayment on the Term Loan. As a result of the prepayment, the Company incurred a $200 early prepayment fee. As of March 26, 2016, the outstanding balance on the Term Loan Credit Agreement was $128,536, net of the unamortized original issue discount. The original issue discount is being amortized as additional interest expense on a straight-line basis over the life of the Term Loan.

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

The Term Loan required the Company to enter into an interest rate hedge, within 90 days of the Effective Date, in an amount equal to at least 50% of the aggregate principal amount outstanding under the Term Loan. The purpose of the interest rate hedge is to effectively subject a portion of the Term Loan to a fixed or maximum interest rate. As such, the Company entered into an interest rate swap agreement on August 27, 2013 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at March 26, 2016 was $72,500. During the three months ended March 26, 2016, the fair value of the derivative increased by $85 and a gain of $85 was recognized. During the three months ended March 28, 2015, the fair value of the derivative decreased by $52 and a loss of $52 was recognized. The gain or loss related to the derivative was recorded in “Change in fair value of interest rate swap” on the consolidated statement of operations.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate per annum of 1.485% and the counterparty will pay the Company interest on the notional amount at a variable rate per annum equal to the greater of 1-month LIBOR or 1.0%. The 1-month LIBOR rate applicable to this agreement was 0.435% at March 26, 2016. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 1-month LIBOR fluctuates.

The Company has estimated that the fair value of its Term Loan (valued under Level 3) as of March 26, 2016 approximated the carrying value of $130,279.

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

The Company’s reconciliation of general unsecured claims was completed in fiscal 2015. As of March 26, 2016, the Company’s deferred payment obligations were $18,949, of which $3,030 represents a 20% recovery for the general unsecured creditors and $12,099 represents a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $3,820 related to accrued paid-in-kind interest.

NOTE 15 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) during the three months March 26, 2016 and March 28, 2015 were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 26, 2015	$(1,919)
Other comprehensive income before reclassifications	215
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at March 26, 2016	$(1,704)

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 27, 2014	$(819)
Other comprehensive loss before reclassifications	(498)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at March 28, 2015	$(1,317)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 16 – RESTRUCTURING

In the three months ended March 26, 2016 and March 28, 2015, the Company recorded restructuring costs associated with the closure or disposal of distribution centers, lease termination costs and severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs for the three months ended March 26, 2016 and March 28, 2015:

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 26, 2015	$—	$—	$375	$375
Amounts charged to expense	—	—	166	166
Payments	—	—	(288)	(288)

Accrued Restructuring Costs at March 26, 2016	$—	$—	$253	$253

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 27, 2014	$—	$—	$1,618	$1,618
Amounts charged to expense	—	—	1,982	1,982
Payments	—	—	(1,787)	(1,787)

Accrued Restructuring Costs at March 28, 2015	$—	$—	$1,813	$1,813

The $166 and $1,982 charged for the three months ended March 26, 2016 and March 28, 2015, were included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

NOTE 17 – SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Distribution and Curriculum, which also constitute its reportable segments. The Company operates principally in the United States, with limited operations in Canada. The Distribution segment offers products primarily to the pre-kindergarten through twelfth grade (“preK-12”) education market that include basic classroom supplies and office products, instructional teaching materials, indoor and outdoor furniture and equipment, physical education equipment, classroom technology, and planning and organizational products. The Curriculum segment is a publisher of proprietary and non-proprietary core, supplemental and intervention curriculum in the categories of science, math, reading and intervention in the preK-12 education market. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies as included in the Company’s Transition Report on Form 10-K for the short year ended December 26, 2015.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended March 26, 2016	Three Months Ended March 28, 2015
Revenues:
Distribution	$77,807	$78,557
Curriculum	15,918	13,025

Total	$93,725	$91,582

Gross Profit:
Distribution	$27,492	$28,466
Curriculum	7,973	5,866

Total	$35,465	$34,332

Operating (loss) income and loss before taxes:
Operating income (loss)	(12,012)	(18,608)
Interest expense, net	4,305	4,377

Income before provision for income taxes	$(16,317)	$(22,985)

	March 26, 2016	December 26, 2015	March 28, 2015
Identifiable assets:
Distribution	$183,312	$173,838	$194,335
Curriculum	86,938	88,796	92,947
Corporate assets	14,201	11,855	12,937

Total	$284,451	$274,489	$300,219

	Three Months Ended March 26, 2016	Three Months Ended March 28, 2015
Depreciation and amortization of intangible assets and development costs:
Distribution	$3,478	$4,128
Curriculum	2,092	2,417

Total	$5,570	$6,545

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$1,453	$3,295
Curriculum	1,013	2,055

Total	$2,466	$5,350

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

Our goal is to grow profitably as a leading provider of supplies, products, services and curriculum to the education market. After five consecutive years of revenue declines, due primarily to macroeconomic conditions that had a negative impact on school spending, our revenues grew 2.4% in calendar 2015 versus calendar 2014. Revenue growth continued in the first quarter of fiscal 2016 with revenues increasing 2.3% in the quarter compared to the prior-year quarter ended in March 2015. We believe we can continue to drive revenue growth in future years and balanced revenue growth across all product categories is a core objective for the Company. We expect to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names and distribution capabilities and transforming the Company’s sales and marketing to better leverage our deep category and market expertise. Our growth strategy focuses on both new customer acquisition and the retention of and further penetration with existing customers while exploring new markets or revenue streams.

In addition to driving profitable growth, our organization is focused on improving the efficiency and effectiveness of our operating infrastructure and distribution network. Initiatives over the past eighteen months have resulted in a lower cost structure while also improving service levels to customers. As a result, our selling, general and administrative (“SG&A”) expenses declined in both dollars and as a percent of revenue in 2015 and the trend continued in the first quarter of fiscal 2016. As a result, our operating loss margins improved from 20.3% of revenue for the three months ended March 28, 2015 to 12.8% for the three months ended March 26, 2016. The cost efficiencies realized have allowed us to continue to invest SG&A dollars in areas that will drive revenue growth or improve other operating efficiencies.

The Company changed its fiscal year end from the last Saturday in April to the last Saturday in December. The Company has reported its financial results for the period of April 26, 2015 to December 26, 2015 (the “short year 2015”) on a Transition Report on Form 10-K. As used in this Quarterly Report on Form 10-Q, “fiscal 2015” and “fiscal 2014” refer to the Company’s twelve-months ended April 25, 2015 and April 26, 2014, respectively. The December 28, 2014 to March 28, 2015 period will be referred to as “first quarter 2015” in this Quarterly Report on Form 10-Q.

Our business and consequently our working capital needs are highly seasonal, with peak sales levels occurring from June through September. During this period, we receive, ship and bill the majority of our business so that schools and teachers receive their products by the start of each school year. Our inventory levels increase in April through June in anticipation of the peak shipping season. The majority of shipments are made between June and September and the majority of cash receipts are collected from September through December. With the change in our fiscal year end from the last Saturday in April to the last Saturday in December, we expect to ship more than 50% of our revenue and earn more than 100% of our annual net income from June through September of our fiscal year and operate at a net loss from October through May.

Results of Operations

Three Months Ended March 26, 2016 Compared to Three Months Ended March 28, 2015

Revenues

Revenue of $93.7 million for the three months ended March 26, 2016 increased by $2.1 million, or 2.3%, as compared to the three months ended March 28, 2015.

Distribution segment revenues of $77.8 million for the three months ended March 26, 2016 decreased by 1.0%, or $0.8 million, from the three months ended March 28, 2015. Revenues from our two largest product categories, Supplies and Loose Furniture, increased by $1.4 million and $2.7 million, respectively, in the current quarter, partially offsetting declines of $2.1 million and $3.0 million in our Project Furniture and AV Tech categories, respectively. The increased revenues in our Furniture category was related to increased spending in new school construction, strong growth in our private label furniture lines, the introduction of new products and more effective sales and marketing efforts. Strong year-over-year order trends in the Supplies and Loose Furniture categories contributed to the revenue increases, and these strong order trends have continued into the second quarter. The year-over-year decline in the Project Furniture category is attributable to the timing of project completions; billings in November and December 2015 were $3.4 million, or 77.4% higher than the comparable months in 2014 which resulted in a comparatively lower order backlog entering 2016. Revenues in the AV Tech category are down due to a decrease in demand for the Company’s listening devices; in the prior year quarter, the product category benefited from several large orders.

Curriculum segment revenues of $15.9 million for the three months ended March 26, 2016 increased by 22.2%, or $2.9 million, from the three months ended March 28, 2015. This increase was related to the Science category as revenue for the Reading category experienced a modest 1.3% decline year-over-year. Strong acceptance of the Science unit’s FOSS products, which are aligned with Next Generation Science Standards continued in the first quarter of fiscal 2016 and contributed to the increase.

Gross Profit

Gross profit for the three months ended March 26, 2016 was $35.5 million, as compared to $34.3 million for the three months ended March 28, 2015. In the current year quarter, increased revenues contributed $0.8 million of additional gross profit and lower product development amortization expense contributed $0.4 million of the increase. Gross margin for the three months ended March 26, 2016 was 37.8%, as compared to 37.5% for the three months ended March 28, 2015.

Distribution segment gross margin was 35.3% for the three months ended March 26, 2016, as compared to 36.2% for the three months ended March 28, 2015. A change in mix within the segment reduced gross margin by approximately 70 basis points. The remaining decrease in gross margin was related to a combination of increased direct-ship freight costs and a lower realization of favorable Project Furniture cost variances in the quarter as compared to prior year.

Curriculum segment gross margin was 50.1% for the three months ended March 26, 2016, as compared to 45.0% for the three months ended March 28, 2015. A decrease in product development amortization of $0.3 million in the first quarter of 2016 as compared to the first quarter of 2015, combined with increased revenue over which the amortization is spread, resulted in 440 basis points of improvement in gross margin. Favorable product mix driven by a higher margin in Science content-related products, particularly FOSS, contributed to the remaining gross margin favorability in the Curriculum segment.

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

SG&A decreased $3.4 million from $50.7 million for the three months ended March 28, 2015 to $47.3 million for the three months ended March 26, 2016. As a percent of revenue, SG&A decreased from 55.3% for the three months ended March 28, 2015 to 50.5% for the three months ended March 26, 2016.

The Company incurred $3.4 million of transition expenses associated with process improvement initiatives in the three months ended March 28, 2015, as compared to $0.5 million in the three months ended March 26, 2016. Compensation and benefit costs, excluding performance-based compensation, decreased $1.1 million due to a lower average headcount in the first quarter of 2016 as compared to the first quarter of 2015. As planned, approximately $0.7 million of the savings associated with the reduction in the number of associates was offset by incremental expense related to transferring certain fulfillment activities for customers in the western United States to a third-party logistics provider to better service those customers. The resulting shorter lead times for our west coast customers is expected to enable revenue growth. Performance-based incentive compensation expense was approximately $0.5 million in the current year quarter. Based on performance for the fiscal year ended April 25, 2015, incentive compensation was zero for the three months ended March 28, 2015. We recognized a net foreign currency gain in the first quarter of 2016 of $0.6 million due to the Canadian dollar strengthening versus the U.S. dollar in the period; this compares to a net foreign currency loss of $0.5 million in the three months ended March 28, 2015.

Depreciation and amortization expense in SG&A was down approximately $0.5 million in the first quarter of 2016, as compared to the first quarter of 2015 due primarily to the prior year write-off of the intangible asset associated with Agenda content.

Facility exit costs and restructuring

During the three month period ended March 26, 2016, the Company recorded $0.2 million of facility exit costs and restructuring charges, which were all related to severance. During the three months ended March 28, 2015, the Company recorded $2.3 million of facility exit costs and restructuring charges, of which $2.0 million related to severance.

Interest Expense

Interest expense increased from $4.3 million for the three months ended March 28, 2015 to $4.4 million for the three months ended March 26, 2016. Non cash interest and amortization of debt fees increased from $0.5 million for the three months ended March 28, 2015 to $1.0 million for the three months ended March 26, 2016. This increase was partially offset by $0.4 million of reduced cash interest due to lower average outstanding debt balances in the current year’s quarter, particularly for the Company’s term loan debt.

Change in Fair Value of Interest Rate Swap

The Company has an interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the portion of the debt equivalent to the notional amount of the swap at 9.985%. The notional amount of the swap at March 26, 2016 was $72.5 million. As of March 26, 2016, the fair value of the derivative increased by $0.1 million and, accordingly, a non-cash gain of $0.1 million was recorded.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $4.0 million for the three months ended March 26, 2016, as compared to a provision for income taxes of $0.4 million for the three months ended March 28, 2015.

The effective tax rate for the three months ended March 26, 2016 and the three months ended March 28, 2015 was 24.6% and -1.9%, respectively. The effective tax rate for the three months ended March 26, 2016 represents the Company’s current estimate of the fiscal 2016 full year effective tax rate. The tax benefit recorded in the three months ended March 26, 2016 is expected to be entirely offset by tax provisions recognized against the net income expected to be generated over the remainder of 2016. The tax expense for the three months ended March 28, 2015 primarily related to foreign taxes and alternative minimum tax.

Liquidity and Capital Resources

At March 26, 2016, the Company had net working capital of $107.0 million, an increase of $3.3 million as compared to the three months ended March 28, 2015. The Company’s capitalization at March 26, 2016 was $224.6 million and consisted of total debt of $154.8 million and stockholders’ equity of $69.8 million.

Net cash used by operating activities was $13.0 million and $13.8 million for the three months ended March 26, 2016 and March 28, 2015, respectively. The decrease in cash used by operating activities was related to a year-over-year reduction in the net loss for the quarter, partially offset by a comparatively greater increase in net working capital in the first quarter of 2016 versus the first quarter of 2015. Net loss decreased by $11.1 million in the three months ended March 26, 2016, as compared to the three months ended March 28, 2015. Two of the larger variances within net working capital were a $4.2 million increase in refundable income taxes associated with the tax benefit recognized in the first quarter of 2016 and the first quarter payment of prior year performance-based compensation for which payment in the prior year was zero. A year-over-year working capital improvement in accounts payable is partially offset with the year-over-year working capital increase in inventory associated with the timing of purchases. The remaining improvement in accounts payable is timing related. The working capital improvement in accounts payable was offset by a year-over-year reduction in accounts receivable collections in the first quarter due to the strong year end collections in December 2015.

Net cash used in investing activities was $2.5 million and $5.6 million for the three months ended March 26, 2016 and March 28, 2015, respectively. The decrease was primarily due to timing. For full year fiscal 2016, the Company expects cash used in investing activities to be between $16.0 million and $17.0 million as compared to $14.1 million in calendar 2015. The anticipated full year increase is related to the implementation of a new phone system, which will provide necessary functionality and feature enhancements to our call centers and other key business application tools to improve operating effectiveness and lower costs.

Net cash provided in financing activities was $9.8 million and $16.8 million for the three months ended March 26, 2016 and March 28, 2015, respectively. In both periods, the net cash used in financing activities represents combined net paydowns of the ABL Facility and Term Loan facilities using net cash provided by operations less cash used in investing. Outstanding borrowings on the ABL Facility were $11.6 million as of March 26, 2016, while the excess availability on that date for the ABL Facility was $39.6 million. The Company’s remaining net Term Loan balance as of March 26, 2016 was $128.5 million.

The Company’s ABL Facility and Term Loan contain customary events of default and financial, affirmative and negative covenants. The Company was in compliance with all such covenants during the three month period ended March 26, 2016. Based on current projections, the Company believes it will maintain compliance with these covenants throughout the next twelve months.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to our internal growth plans, projected revenues and revenue growth, margin improvement, capital expenditures, adequacy of capital resources and ability to comply with financial covenants; and (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues,” “projects” or similar expressions.

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by us or on our behalf, in this Quarterly Report on Form 10-Q or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth in Item 1A, “Risk Factors” of our Transition Report on Form 10-K for the fiscal year ended December 26, 2015.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Transition Report on Form 10-K for the fiscal year ended December 26, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 26, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

May 3, 2016	/s/ Ryan M. Bohr
Date	Ryan M. Bohr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 3, 2016	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement between School Specialty, Inc. and Joseph M. Yorio, dated as of March 23, 2016, incorporated by reference to the Current Report on Form 8-K of School Specialty, Inc. dated March 23, 2016.

10.2	Amended and Restated Stock Option Agreement by and between School Specialty, Inc. and Joseph M. Yorio, dated as of March 23, 2016, incorporated by reference to the Current Report on Form 8-K of School Specialty, Inc. dated March 23, 2016.

10.3	Form of Restricted Stock Unit Award Agreement under the 2014 Incentive Plan of School Specialty, Inc., incorporated by reference to the Current Report on Form 8-K of School Specialty, Inc. dated March 23, 2016.

10.4	Form of 2016 Incentive Bonus Agreement under the 2014 Incentive Plan of School Specialty, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 26, 2016 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.