Form 10-Q
period 2016-06-25
SCHOOL SPECIALTY INC
filed 2016-08-02
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2016
Common Stock, $0.001 par value	1,000,004

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2016

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands)

	June 25, 2016	December 26, 2015	June 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,570	$12,865	$9,157
Accounts receivable, less allowance for doubtful accounts of $1,073, $1,077, and $989, respectively	78,736	58,370	75,457
Inventories, net	128,673	76,199	130,984
Deferred catalog costs	6,455	6,527	4,527
Prepaid expenses and other current assets	13,472	13,111	13,877
Refundable income taxes	5,080	9	1,662

Total current assets	240,986	167,081	235,664
Property, plant and equipment, net	28,497	27,127	30,841
Goodwill	21,588	21,588	21,588
Intangible assets, net	36,849	38,652	40,455
Development costs and other	17,269	19,321	22,005
Deferred taxes long-term	5	5	—
Investment in unconsolidated affiliate	715	715	715

Total assets	$345,909	$274,489	$351,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$46,400	$1,821	$62,444
Accounts payable	61,985	20,076	47,286
Accrued compensation	7,736	10,488	6,630
Deferred revenue	2,971	2,705	2,630
Other accrued liabilities	14,320	14,794	13,884

Total current liabilities	133,412	49,884	132,874
Long-term debt - less current maturities	143,948	142,438	151,665
Other liabilities	179	561	1,205

Total liabilities	277,538	192,883	285,744

Commitments and contingencies - Note 17
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	1	1
Capital in excess of par value	119,955	119,240	118,716
Accumulated other comprehensive loss	(1,580)	(1,919)	(1,233)
Retained earnings (accumulated deficit)	(50,005)	(35,716)	(51,960)

Total stockholders’ equity	68,371	81,606	65,524

Total liabilities and stockholders’ equity	$345,909	$274,489	$351,268

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Revenues	$145,858	$140,970	$239,583	$232,552
Cost of revenues	90,259	90,897	148,519	148,147

Gross profit	55,599	50,073	91,064	84,405
Selling, general and administrative expenses	53,212	54,652	100,523	105,304
Facility exit costs and restructuring	383	—	549	2,288
Impairment charge	—	2,713	—	2,713

Operating income (loss)	2,004	(7,292)	(10,008)	(25,900)
Other expense (income):
Interest expense	4,455	4,977	8,845	9,302
Change in fair value of interest rate swap	(91)	(43)	(176)	9

Loss before provision for (benefit from) income taxes	(2,360)	(12,226)	(18,677)	(35,211)
Provision for (benefit from) income taxes	(374)	168	(4,388)	598

Net loss	$(1,986)	$(12,394)	$(14,289)	$(35,809)

Weighted average shares outstanding:
Basic	1,000	1,000	1,000	1,000
Diluted	1,000	1,000	1,000	1,000
Net Loss per Share:
Basic	$(1.99)	$(12.39)	$(14.29)	$(35.81)
Diluted	$(1.99)	$(12.39)	$(14.29)	$(35.81)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	For the Three Months Ended		For the Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net loss	$(1,986)	$(12,394)	$(14,289)	$(35,809)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	124	84	339	(414)

Total comprehensive loss	$(1,862)	$(12,310)	$(13,950)	$(36,223)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Six Months Ended
	June 25, 2016	June 27, 2015
Cash flows from operating activities:
Net loss	$(14,289)	$(35,809)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible asset amortization expense	7,923	9,766
Amortization of development costs	3,075	7,624
Loss on disposal of property, equipment, other	—	774
Amortization of debt fees and other	1,027	793
Change in fair value of interest rate swap	(176)	9
Impairment charges	—	2,713
Unrealized foreign exchange (gain) loss	(904)	509
Share-based compensation expense	715	611
Deferred taxes	1	22
Non-cash interest expense	923	732
Changes in current assets and liabilities:
Accounts receivable	(20,239)	(14,619)
Inventories	(52,469)	(53,950)
Deferred catalog costs	72	2,811
Prepaid expenses and other current assets	(5,425)	(7)
Accounts payable	42,122	26,468
Accrued liabilities	(3,334)	2,705

Net cash used in by operating activities	(40,978)	(48,848)

Cash flows from investing activities:
Additions to property, plant and equipment	(7,490)	(5,757)
Investment in product development costs	(1,309)	(3,047)
Proceeds from disposal of property, plant and equipment	—	1,610

Net cash provided by investing activities	(8,799)	(7,194)

Cash flows from financing activities:
Proceeds from bank borrowings	146,404	150,099
Repayment of bank borrowings	(101,825)	(96,230)
Refund of debt fees and other	—	49

Net cash provided by financing activities	44,579	53,918

Effect of exchange rate changes on cash	903	(684)

Net decrease in cash and cash equivalents	(4,295)	(2,808)

Cash and cash equivalents, beginning of period	12,865	11,965

Cash and cash equivalents, end of period	$8,570	$9,157

Supplemental disclosures of cash flow information:
Interest paid	$6,895	$7,777
Income taxes paid, net	$1,112	$1,353
Change in accounts payable for additions to property and equipment	$—	$(2,808)

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

The Company changed its fiscal year end from the last Saturday in April to the last Saturday in December. The Company has reported its financial results for the period of April 26, 2015 to December 26, 2015 (the “short year 2015”) on a Transition Report on Form 10-K. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2015” and “fiscal 2014” refer to the Company’s twelve-months ended April 25, 2015 and April 26, 2014, respectively. The December 28, 2014 to March 28, 2015 period will be referred to as “first quarter 2015” and the March 29, 2015 to June 27, 2015 period will be referred to as “second quarter 2015” in these consolidated financial statements and related notes to the consolidated financial statements.

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

NOTE 3 – CHANGE IN ACCOUNTING PRINCIPLE

In the first quarter of 2016, the Company adopted ASU No. 2015-03, “Interest – Imputation of Interest.” ASU No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. As a result of the adoption of this new accounting standard, Company has reclassified its unamortized debt issuance costs related to its Term Loan (see Note 14 – Debt) as a direct deduction to the carrying value of its debt. The impact of this accounting principle change on the previously issued financial statements is as follows:

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that either all, or some portion, of the deferred tax assets will not be realized. The realization is dependent upon the future generation of taxable income, reversal of deferred tax liabilities, tax planning strategies, and expiration of tax attribute carryovers. As a result, the Company had concluded that the realization of a majority of the deferred tax assets did not meet the more likely than not threshold, and recorded a tax valuation allowance. As of December 26, 2015, the Company continued to maintain a valuation allowance against substantially all of its net deferred tax assets as it has not generated taxable income during a twelve-month tax year since the emergence from bankruptcy. In short year 2015, the Company decreased its tax valuation allowance to $26,363 from $41,705 at the end of fiscal 2015. This decrease related primarily to the utilization of tax net operating losses and adjustments to the deferred tax asset associated with the Company’s goodwill balances. As of June 25, 2016, there remained a valuation allowance against substantially all of the Company’s deferred tax assets. As of June 25, 2016, the Company had an immaterial amount of unremitted earnings from foreign investments.

For interim quarterly reporting purposes, the Company records income tax expense or benefit based on its forecasted annual effective tax rate. As the company typically reports losses in the first half of the fiscal year, the Company will record tax benefit and refundable income tax for those periods. During the second half of the fiscal year, the Company typically generates income and, accordingly, expects to record a tax provision for such period which may offset some or all of the tax benefit and refundable income tax recorded in the first half of the year.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at June 25, 2016, December 26, 2015 and June 27, 2015, was $94, $482, and $510, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity during the six month periods ended June 25, 2016 and June 27, 2015, were as follows:

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 26, 2015	$1	$119,240	$(35,716)	$(1,919)	$81,606
Net loss	—	—	(14,289)	—	(14,289)
Share-based compensation expense	—	715	—	—	715
Foreign currency translation adjustment	—	—	—	339	339

Balance, June 25, 2016	$1	$119,955	$(50,005)	$(1,580)	$68,371

Balance, December 27, 2014	$1	$119,532	$(16,151)	$(819)	$102,563
Net loss	—	—	(35,809)	—	(35,809)
Share-based compensation expense	—	611	—	—	611
Foreign currency translation adjustment	—	—	—	(414)	(414)
Change in Fresh Start estimate	—	(1,427)	—	—	(1,427)

Balance, June 27, 2015	$1	$118,716	$(51,960)	$(1,233)	$65,524

In June 2014, the Company revised its fresh-start estimate for the amount of deferred cash payment obligations (see Note 14 – Debt). The change in estimate is related to an increased number of unsecured trade creditors which elected to provide the Company customary trade terms which entitled those creditors to a 45% recovery of their unsecured claim rather than a 20% recovery. This change in estimate resulted in a decrease of $2,992 to the Successor Company’s equity and a corresponding increase in long-term debt. This change was incorrectly recorded in the financial statements as $1,565 in June 2014. In January 2015, the recorded amount was corrected to $2,992. Management has concluded that the misstatements of interim financial statements in the first half of 2015 were not material.

NOTE 8 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended June 25, 2016:
Basic EPS	$(1,986)	1,000	$(1.99)

Effect of dilutive stock options and RSUs	—	—

Basic and diluted EPS	$(1,986)	1,000	$(1.99)

Three months ended June 27, 2015:
Basic EPS	$(12,394)	1,000	$(12.39)

Effect of dilutive stock options and RSUs	—	—

Basic and diluted EPS	$(12,394)	1,000	$(12.39)

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Six months ended June 25, 2016:
Basic EPS	$(14,289)	1,000	$(14.29)

Effect of dilutive stock options and RSUs	—	—

Basic and diluted EPS	$(14,289)	1,000	$(14.29)

Six months ended June 27, 2015:
Basic EPS	$(35,809)	1,000	$(35.81)

Effect of dilutive stock options and RSUs	—	—

Basic and diluted EPS	$(35,809)	1,000	$(35.81)

The Company had 71 and 72 stock options outstanding for the three and six month periods ended June 25, 2016 and June 27, 2015, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive. The Company had 28 and 14 restricted stock units for the three and six month periods ended June 25, 2016, respectively, and zero for the three and six month periods ended June 27, 2015, which were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 9 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

As of June 25, 2016, the Company had one share-based employee compensation plan: the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. On April 24, 2014, School Specialty, Inc.’s CEO was awarded 33 stock options under the 2014 Plan. Other members of management were awarded 65 stock options during fiscal 2015, 25 of which were cancelled in fiscal 2015 subsequent to the award due to terminations of employment. September 4, 2014, the date on which the stockholders approved the 2014 Plan, was considered the grant date, or measurement date, for those awards issued prior to this date. As such, those awards made prior to September 4, 2014 were not considered outstanding and no expense associated with those awards was recognized prior to that date. There were 68 stock options awarded prior to the measurement date.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

A summary of option transactions for the six months ended June 25, 2016 and June 27, 2015 is as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at December 26, 2015	73	$130.00	8	$130.00
Granted	—
Exercised	—
Canceled	(2)	$130.00

Balance at June 25, 2016	71	$130.00	21	$130.00

Balance at December 27, 2014	66	$130.00	—	$—
Granted	7	$130.00
Exercised	—
Canceled	—

Balance at June 27, 2015	73	$130.00	8	$130.00

On March 23, 2016, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 28 Restricted Stock Units (“RSUs”) under the Company’s 2014 Plan to members of the Company’s senior management. The restricted stock units are performance-based. A certain percentage of the RSUs will vest on the third anniversary of the date of grant, with such percentage based on the 15 day Volume Weighted Average Price (“VWAP”) of the Company’s common stock prior to the vesting date. The percentage of RSUs that will vest shall be determined as follows:

Vesting %	15 Day VWAP
0%	VWAP less than $108.00
20%	VWAP greater than or equal to $108.00, but less than $118.00
40%	VWAP greater than or equal to $118.00, but less than $128.00
60%	VWAP greater than or equal to $128.00, but less than $138.00
80%	VWAP greater than or equal to $138.00, but less than $148.00
100%	VWAP greater than or equal to $148.00

Any RSUs that vest will be settled in shares of Company common stock.

The following table presents the share-based compensation expense recognized for the three and six month periods ended June 25, 2016 and June 27, 2015:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	For the Three Months Ended
	June 25, 2016		June 27, 2015
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$261	$202	$434	$434
Restricted Stock Units	194	148	—	—

Total stock-based compensation expense	$455		$434

	For the Six Months Ended
	June 25, 2016		June 27, 2015
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$521	$399	$613	$613
Restricted Stock Units	194	148	—	—

Total stock-based compensation expense	$715		$613

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations.

The total unrecognized share-based compensation expense as of June 25, 2016 and June 27, 2015 was as follows:

	June 25, 2016	June 27, 2015
Stock Options, net of estimated forfeitures	$2,204	$3,247
Restricted Stock Units	$2,074	$—

On May 28, 2014, the Board granted 6 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. On July 31, 2015, the Board granted 6 SARs to each of the two new non-employee members of the Board. Each SAR has a grant date value of $130 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. Since the Company’s stock trading price was less than each SAR’s exercise price as of the three and six month periods ended June 25, 2016, no expense was recorded for the SARs. The SARs will vest as to one-half of the SARs on the second anniversary of the date of grant and as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. Total SARs that remain outstanding as of June 25, 2016 are 22 as 6 SARs have been canceled due to the death of a non-employee Board member.

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Gross Value	Accumulated Amortization	Net Book Value
June 25, 2016
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(2,681)	$8,619
Publishing rights (20 years)	4,000	(617)	3,383
Trademarks (20 years)	22,700	(3,501)	19,199
Developed technology (7 years)	6,600	(2,908)	3,692
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(740)	460
Favorable leasehold interests (10 years)	2,160	(664)	1,496

Total intangible assets	$52,360	$(15,511)	$36,849

	Gross Value	Accumulated Amortization	Net Book Value
December 26, 2015
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(2,246)	$9,054
Publishing rights (20 years)	4,000	(517)	3,483
Trademarks (20 years)	22,700	(2,932)	19,768
Developed technology (7 years)	6,600	(2,436)	4,164
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(620)	580
Favorable leasehold interests (10 years)	2,160	(557)	1,603

Total intangible assets	$52,360	$(13,708)	$38,652

	Gross Value	Accumulated Amortization	Net Book Value
June 27, 2015
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(1,811)	$9,489
Publishing rights (20 years)	4,000	(417)	3,583
Trademarks (20 years)	22,700	(2,363)	20,337
Developed technology (7 years)	6,600	(1,964)	4,636
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(500)	700
Favorable leasehold interests (10 years)	2,160	(450)	1,710

Total intangible assets	$52,360	$(11,905)	$40,455

The gross values were determined by the valuation which was performed as part of the fresh start accounting. In addition to the intangible assets above, the Company recorded $21,588 of goodwill. In second quarter 2015, the Company recorded an impairment charge of $2,713 related to the Content intangible asset, which reduced the net book value of the intangible asset to zero as of the end of second quarter 2015. This impairment was related to the Company’s decision to reduce future investments in digital content and digital delivery for its Agenda product category. No impairment was recorded for the six months ended June 25, 2016.

Intangible asset amortization expenses were included in SG&A expense. Intangible asset amortization expense for the three months ended June 25, 2016 and June 27, 2015, was $901 and $973, respectively. Intangible asset amortization expense for the six months ended June 25, 2016 and June 27, 2015, was $1,803 and $2,094, respectively.

Intangible asset amortization expense for each of the five succeeding fiscal years is estimated to be:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Fiscal 2016 (6 months remaining)	$1,801
Fiscal 2017	3,603
Fiscal 2018	3,463
Fiscal 2019	3,363
Fiscal 2020	2,813
Fiscal 2021	2,420

The table below shows the allocation to the segments of the recorded goodwill as of June 25, 2016.

	Distribution Segment	Curriculum Segment	Total
Fresh Start Valuation:
Goodwill	$14,666	$6,922	$21,588

Balance at June 25, 2016	$14,666	$6,922	$21,588

NOTE 11 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

As of June 25, 2016, the Company held a 35% interest in Carson-Dellosa Publishing, which was accounted for under the cost method as the Company did not have significant influence over the investee.

The investment in unconsolidated affiliate consisted of the following:

	Percent Owned	June 25, 2016	December 26, 2015	June 27, 2015
Carson- Dellosa Publishing, LLC	35%	$715	$715	$715

See Note 18 – Subsequent Events

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 25, 2016	December 26, 2015	June 27, 2015
Projects in progress	$9,462	$3,981	6,507
Buildings and leasehold improvements	3,318	3,312	3,300
Furniture, fixtures and other	41,812	40,120	36,550
Machinery and warehouse equipment	11,664	11,501	11,412

Total property, plant and equipment	66,256	58,914	57,769
Less: Accumulated depreciation	(37,759)	(31,787)	(26,928)

Net property, plant and equipment	$28,497	$27,127	$30,841

Depreciation expense for the three months ended June 25, 2016 and June 27, 2015, was $2,835 and $3,980 respectively. Depreciation expense for the six months ended June 25, 2016 and June 27, 2015, was $6,122 and $7,673 respectively

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 13 – DEBT

Long-term debt consisted of the following:

	June 25, 2016	December 26, 2015	June 27, 2015
ABL Facility, maturing in 2019	$46,400	$—	$61,000
Term Loan, maturing in 2019	130,279	132,100	142,463
Term Loan Original Issue Discount	(1,624)	(1,859)	(2,087)
Unamortized Term Loan Debt Issuance Costs	(4,052)	(4,590)	(5,177)
Deferred Cash Payment Obligations, maturing in 2019	19,345	18,608	17,910

Total debt	190,348	144,259	214,109
Less: Current maturities	(46,400)	(1,821)	(62,444)

Total long-term debt	$143,948	$142,438	$151,665

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The effective interest rate under the ABL Facility for the three months ended June 25, 2016 was 5.66%, which includes interest on borrowings of $167, amortization of loan origination fees of $195 and commitment fees on unborrowed funds of $87. As of June 25, 2016, the outstanding balance on the ABL Facility was $46,400.

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

The effective interest rate under the term loan credit facility for the three months ended June 25, 2016 was 10.84%, which includes interest on borrowings of $3,129, amortization of loan origination fees of $322 and original issue discount amortization of $119. On September 21, 2015, the Company elected to make a $10,000 prepayment on the Term Loan. As a result of the prepayment, the Company incurred a $200 early prepayment fee. As of June 25, 2016, the outstanding balance on the Term Loan Credit Agreement was $128,655, net of the remaining unamortized original issue discount of $1,624. The original issue discount is being amortized as additional interest expense on a straight-line basis over the life of the Term Loan.

The Term Loan matures on June 11, 2019. The Term Loan Credit Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including: (1) certain dispositions of property, divisions, business units or business lines; and (2) other issuances of debt other than Permitted Debt (as defined in the Term Loan Credit Agreement). The Term Loan Credit Agreement also requires prepayments at

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

specified levels from the Company’s excess cash flow. The Company is also permitted to voluntarily prepay the Term Loan in whole or in part. Any prepayments are to be made at par, plus an early payment fee calculated in accordance with the terms of the Term Loan Credit Agreement, as amended, if prepaid prior to October 31, 2016. See Note 18 – Subsequent Events

Pursuant to a Guarantee and Collateral Agreement dated as of June 11, 2013 (the “Term Loan Security Agreement”), the Term Loan is secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Term Loan Lenders, the Term Loan Lenders have a second priority security interest in substantially all working capital assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the Asset-Based Lenders in such assets, and a first priority security interest in all other assets.

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

The Term Loan required the Company to enter into an interest rate hedge, within 90 days of the Effective Date, in an amount equal to at least 50% of the aggregate principal amount outstanding under the Term Loan. The purpose of the interest rate hedge is to effectively subject a portion of the Term Loan to a fixed or maximum interest rate. As such, the Company entered into an interest rate swap agreement on August 27, 2013 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at June 25, 2016 was $72,500. During the three months ended June 25, 2016, the fair value of the derivative increased by $91 and a gain of $91 was recognized. During the three months ended June 27, 2015, the fair value of the derivative increased by $43 and a gain of $43 was recognized. During the six months ended June 25, 2016, the fair value of the derivative increased by $176 and a gain of $176 was recognized. During the six months ended June 27, 2015, the fair value of the derivative decreased by $9 and a loss of $9 was recognized. The gain or loss related to the derivative was recorded in “Change in fair value of interest rate swap” on the consolidated statement of operations.

Under this swap agreement, the Company will pay the counterparty interest on the notional amount at a fixed rate per annum of 1.485% and the counterparty will pay the Company interest on the notional amount at a variable rate per annum equal to the greater of 1-month LIBOR or 1.0%. The 1-month LIBOR rate applicable to this agreement was 0.449% at June 25, 2016. The notional amounts do not represent amounts exchanged by the parties, and thus are not a measure of exposure of the Company. The amounts exchanged are normally based on the notional amounts and other terms of the swaps. The variable rates are subject to change over time as 1-month LIBOR fluctuates.

The Company has estimated that the fair value of its Term Loan (valued under Level 3) as of June 25, 2016 approximated the carrying value of $130,279.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company’s reconciliation of general unsecured claims was completed in fiscal 2015. As of June 25, 2016, the Company’s deferred payment obligations were $19,345, of which $3,086 represents a 20% recovery for the general unsecured creditors and $12,099 represents a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $4,160 related to accrued paid-in-kind interest.

NOTE 14 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) during the three and six month periods June 25, 2016 and June 27, 2015 were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 26, 2015	$(1,919)
Other comprehensive income before reclassifications	215
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at March 26, 2016	$(1,704)

Other comprehensive income before reclassifications	124
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at June 25, 2016	$(1,580)

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 27, 2014	$(819)
Other comprehensive loss before reclassifications	(498)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at March 28, 2015	$(1,317)

Other comprehensive income before reclassifications	84
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at June 27, 2015	$(1,233)

NOTE 15 – RESTRUCTURING

In the three and six months ended June 25, 2016 and June 27, 2015, the Company recorded restructuring costs associated with the closure or disposal of distribution centers, lease termination costs and severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs for the three and six months ended June 25, 2016 and June 27, 2015:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 26, 2015	$—	$—	$375	$375
Amounts charged to expense	—	—	166	166
Payments	—	—	(288)	(288)

Accrued Restructuring Costs at March 26, 2016	$—	$—	$253	$253

Amounts charged to expense	—	—	383	383
Payments	—	—	(460)	(460)

Accrued Restructuring Costs at June 25, 2016	$—	$—	$176	$176

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 27, 2014	$—	$—	$1,618	$1,618
Amounts charged to expense	—	—	1,982	1,982
Payments	—	—	(1,787)	(1,787)

Accrued Restructuring Costs at March 28, 2015	$—	$—	$1,813	$1,813

Amounts charged to expense	—	—	—	—
Payments	—	—	(924)	(924)

Accrued Restructuring Costs at June 27, 2015	$—	$—	$889	$889

The $383 and $0 charged for the three months ended June 25, 2016 and June 27, 2015 and the $549 and $1,982 for the six months ended June 25, 2016 and June 27, 2015, were included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended June 25, 2016	Three Months Ended June 27, 2015	Six Months Ended June 25, 2016	Six Months Ended June 27, 2015
Revenues:
Distribution	$119,173	$116,210	$196,981	$194,767
Curriculum	26,685	24,760	42,602	37,785

Total	$145,858	$140,970	$239,583	$232,552

Gross Profit:
Distribution	$41,761	$40,973	$69,254	$69,439
Curriculum	13,838	9,100	21,810	14,966

Total	$55,599	$50,073	$91,064	$84,405

Operating income (loss)	2,004	(7,292)	(10,008)	(25,900)
Interest expense, net	4,364	4,934	8,669	9,311

Loss before provision for income taxes	$(2,360)	$(12,226)	$(18,677)	$(35,211)

	June 25, 2016	December 26, 2015	June 27, 2015
Identifiable assets:
Distribution	$235,888	$173,838	$240,009
Curriculum	95,408	88,796	96,475
Corporate assets	14,613	11,855	14,784

Total	$345,909	$274,489	$351,268

	Three Months Ended June 25, 2016	Three Months Ended June 27, 2015	Six Months Ended June 25, 2016	Six Months Ended June 27, 2015
Depreciation and amortization of intangible assets and development costs:
Distribution	$3,035	$5,340	$6,513	$9,468
Curriculum	2,393	5,505	4,485	7,922

Total	$5,428	$10,845	$10,998	$17,390

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$5,033	$1,320	$6,486	$5,089
Curriculum	1,300	1,660	2,313	3,715

Total	$6,333	$2,980	$8,799	$8,804

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 18 – SUBSEQUENT EVENTS

On July 26, 2016, the Company sold its 35% interest in Carson Dellosa Publishing LLC (Note 11 – Investment in Unconsolidated Affiliate) for approximately $10,000. In the third quarter of fiscal 2016, the Company will record a non-operating gain on disposal of approximately $9,300. In accordance with the Term Loan Agreement, the company expects approximately $8,200 of the net cash proceeds from this sale to be used to pay down the Term Loan and any remaining net cash proceeds used to pay down the ABL.

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

The Company changed its fiscal year end from the last Saturday in April to the last Saturday in December. The Company has reported its financial results for the period of April 26, 2015 to December 26, 2015 (the “short year 2015”) on a Transition Report on Form 10-K. As used in this Quarterly Report on Form 10-Q, “fiscal 2015” and “fiscal 2014” refer to the Company’s twelve-months ended April 25, 2015 and April 26, 2014, respectively. The December 28, 2014 to March 28, 2015 period will be referred to as “first quarter 2015” and the period from March 29, 2015 to June 27, 2015 will be referred to as “second quarter 2015” in this Quarterly Report on Form 10-Q. Collectively, the first quarter 2015 and second quarter 2015 will be referred to as the “first half 2015”.

Our goal is to grow profitably as a leading provider of supplies, products, services and curriculum to the education market. After five consecutive years of revenue declines, due primarily to macroeconomic conditions that had a negative impact on school spending, our revenues grew 2.4% in calendar 2015 versus calendar 2014. Revenue growth continued in the first half of fiscal 2016 with revenues increasing 3.0% compared to the prior-year first six months ended in June 2015. We believe we can continue to drive revenue growth in future years and balanced revenue growth across all product categories is a core objective for the Company. We expect to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names and distribution capabilities and transforming the Company’s sales and marketing to better leverage our deep category and market expertise. Our growth strategy focuses on both new customer acquisition and the retention and further penetration of existing customers while exploring new markets or revenue streams.

In addition to driving profitable growth, our organization is focused on improving the efficiency and effectiveness of our operating infrastructure and distribution network. Initiatives over the past several quarters have resulted in a lower cost structure while also improving service levels to customers. As a result, our SG&A expenses declined in both dollars and as a percent of revenue in short year 2015. This trend continued in the first six months of fiscal 2016 (down $4.8 million, or 335 basis points). Our operating loss margins improved from 11.1% of revenue for the six months ended June 27, 2015 to 4.2% for the six months ended June 25, 2016. The cost efficiencies realized have allowed us to continue to invest in areas that will drive revenue growth or improve the effectiveness of our operations.

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

Results of Operations

Three Months Ended June 25, 2016 Compared to Three Months Ended June 27, 2015

Revenues

Revenue of $145.9 million for the three months ended June 25, 2016 increased by $4.9 million, or 3.5%, as compared to the three months ended June 27, 2015.

Distribution segment revenues of $119.2 million for the three months ended June 25, 2016 increased by 2.5%, or $3.0 million compared to the three months ended June 27, 2015. Revenues for Projects and Loose Furniture, increased by $1.6 million and $4.0 million, respectively, which were partially offset by declines of $0.7 million and $1.4 million in our AV Tech and Agendas categories, respectively. The increased revenues in our Furniture category was related to increased spending in new school construction, strong growth in our private label furniture lines, the introduction of new products and more effective sales and marketing efforts. Strong year-over-year order trends in the Furniture category contributed to the revenue increases, and these strong order trends have continued into the first part of the third quarter. Revenues in the AV Tech category are down due to a decrease in demand for the Company’s listening devices. Revenues in the Agenda category have continued to decline as we believe schools have de-emphasized paper-based planners and shifted remaining purchases to those with less content.

Curriculum segment revenues of $26.7 million for the three months ended June 25, 2016 increased by 7.8%, or $1.9 million, from the three months ended June 27, 2015. This increase was primarily related to the Science category as widespread acceptance of FOSS products, which are aligned with Next Generation Science Standards, continued in the second quarter of fiscal 2016. The Reading category experienced growth in the second quarter of 2.2% as the combination of product enhancements and an improved sales structure had a positive impact.

Gross Profit

Gross profit for the three months ended June 25, 2016 was $55.6 million, as compared to $50.1 million for the three months ended June 27, 2015. Gross margin for the three months ended June 25, 2016 was 38.1%, as compared to 35.5% for the three months ended June 27, 2015. Lower product development amortization expense, combined with product development impairment charges taken in the prior year contributed to the increased gross margin year-over-year.

Distribution segment gross margin was 35.0% for the three months ended June 25, 2016, as compared to 35.2% for the three months ended June 27, 2015. A change in mix within the segment reduced gross margin by approximately 100 basis points. Increased direct-ship freight costs resulted in approximately 30 basis points of gross margin decline. Partially offsetting these declines was lower product development amortization, in the current year’s quarter, which contributed 110 basis points of gross margin improvement. The segment recorded $1.3 million of accelerated product development amortization in the second quarter of 2015.

Curriculum segment gross margin was 51.9% for the three months ended June 25, 2016, as compared to 36.8% for the three months ended June 27, 2015. Decreased product development amortization year-over-year, resulted in 1,240 basis points of improvement in gross margin. In the second quarter of 2015, the segment recorded $2.5 million of accelerated product development amortization. Favorable product mix driven by a higher margin in Science content-related products, particularly FOSS, contributed to the remaining gross margin favorability in the Curriculum segment.

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

SG&A decreased $1.5 million from $54.7 million for the three months ended June 27, 2015 to $53.2 million for the three months ended June 25, 2016. As a percent of revenue, SG&A decreased from 38.8% for the three months ended June 27, 2015 to 36.5% for the three months ended June 25, 2016.

Depreciation and amortization expense in SG&A was down approximately $1.1 million in the second quarter of 2016, as compared to the second quarter of 2015 due partially to the prior year write-off of the intangible asset associated with Agenda content. Catalog expense was down $0.4 million during the first half of 2016 compared to the first half of 2015. This decrease is associated with the Company’s continued strategy of increasing customer interactions through digital marketing campaigns and more efficient use of print catalogs. These reductions to SG&A were partially offset by $0.5 million of additional performance-based incentive compensation expense in the current year’s second quarter as compared to the second quarter of 2015. Compensation and benefit costs, excluding performance-based compensation, were relatively flat in the second quarter of 2016 as compared to the second quarter of 2015.

Facility exit costs and restructuring

During the three month period ended June 25, 2016, the Company recorded $0.4 million, of facility exit costs and restructuring charges, all of which related to severance.

Impairment Charges

The Company recorded an impairment charge of $2.7 million in the second quarter of 2015 related to the amortizable asset associated with the agenda product category’s digital content and digital delivery development efforts. The Company is focused on the print-based agenda products and does not currently plan to continue to invest in the digital agenda product offerings.

Interest Expense

Interest expense decreased from $5.0 million for the three months ended June 27, 2015 to $4.5 million for the three months ended June 25, 2016. This decrease was related to the reduction in cash interest of $0.5 million due primarily to a $19.5 million lower average outstanding debt balance in the second quarter of 2016 as compared to the second quarter of 2015. Approximately $12.2 million of the reduction in the average outstanding debt balance was related to the Company’s term loan debt. A $0.1 million reduction in unused ABL line fees also contributed to the decrease in cash interest expense. Non cash interest and amortization of debt fees was flat at $1.0 million for the three months ended June 25, 2016 and June 27, 2015.

Change in Fair Value of Interest Rate Swap

The Company has an interest rate swap agreement that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which has a termination date of September 11, 2016, effectively fixes the LIBOR-based interest rate on the portion of the debt equivalent to the notional amount of the swap at 9.985%. The notional amount of the swap at June 25, 2016 was $72.5 million. As of June 25, 2016, the fair value of the derivative increased by $0.1 million and, accordingly, a non-cash gain of $0.1 million was recorded.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $0.4 million for the three months ended June 25, 2016, as compared to a provision for income taxes of $0.2 million for the three months ended June 27, 2015. The tax benefit recorded in the three months ended June 25, 2016 is expected to be entirely offset by tax provisions recognized against the net income expected to be generated over the remainder of 2016.

Six Months Ended June 25, 2016 Compared to Six Months Ended June 27, 2015

Revenues

Revenue of $239.6 million for the six months ended June 25, 2016 increased by $7.0 million, or 3.0%, as compared to the six months ended June 27, 2015.

Distribution segment revenues of $197.0 million for the six months ended June 25, 2016 increased by 1.1%, or $2.2 million, from the six months ended June 27, 2015. Revenues from our two largest product categories, Supplies and Loose Furniture, increased by $1.3 million and $6.8 million, respectively, partially offsetting declines of $1.4 million and $3.8 million in our Agendas and AV Tech categories, respectively. The increased revenues in our Furniture category was related to increased spending in new school construction, strong growth in our private label furniture lines, the introduction of new products and more effective sales and marketing efforts. Strong year-over-year order trends in the Supplies and Loose Furniture categories contributed to the revenue increases. Entering the second half of the year, Loose Furniture order trends have continued to show growth while Supplies category order trends have been consistent with prior year. Revenues in the AV Tech category are down due to a decrease in demand for the Company’s listening devices; in the prior year, the product category benefited from several large orders driven by common core assessments. The Agendas category has continued to decline as we believe schools have de-emphasized paper-based planners and shifted remaining purchases to those with less content. We expect the rate of decline for Agenda products to lessen, though, and current year order trends have been consistent with our internal expectations.

Curriculum segment revenues of $42.6 million for the six months ended June 25, 2016 increased by 12.8%, or $4.8 million, from the six months ended June 27, 2015. This increase was related to the Science category as revenue for the Reading category was relatively flat year-over-year. Strong acceptance of the Science unit’s FOSS products, which are aligned with Next Generation Science Standards, continued in the first half of fiscal 2016 and contributed to the increase. Product enhancements in the Reading category, combined with structural changes to our Reading sales organization, are helping to stabilize the year-over-year revenue performance as the category generated modest growth in the first half of 2016.

Gross Profit

Gross profit for the six months ended June 25, 2016 was $91.1 million, as compared to $84.4 million for the six months ended June 27, 2015. In the six months ended July 25, 2016, increased revenues contributed $2.8 million of additional gross profit and lower product development amortization expense contributed $4.5 million of the increase. Gross margin for the six months ended June 25, 2016 was 38.0%, as compared to 36.3% for the six months ended June 27, 2015.

Distribution segment gross margin was 35.2% for the six months ended June 25, 2016, as compared to 35.6% for the six months ended June 27, 2015. Reduced product development amortization in six months ended June 25, 2016 as compared to the six months ended June 27, 2015 provided 60 basis points of gross margin improvement. A change in product mix within the segment, combined with a shift in mix towards vendor-direct shipments versus stock shipment, reduced gross margin in the segment by approximately 70 basis points. The remaining decrease in gross margin was related to a combination of increased direct-ship freight costs and lower Project Furniture margins in the first half of 2016 as compared to the first half of 2015 as the prior year benefited from a higher level of favorable cost variances recognized in the period.

Curriculum segment gross margin was 51.2% for the six months ended June 25, 2016, as compared to 39.6% for the six months ended June 27, 2015. Approximately 950 basis points of this increase is primarily related to a decrease in product development amortization of $3.3 million in the first half of 2016 compared to the first half of 2015. Favorable product mix driven by a higher margin in Science content-related products, particularly FOSS, contributed to the remaining gross margin favorability in the Curriculum segment.

Selling, General and Administrative Expenses

SG&A decreased $4.8 million from $105.3 million for the six months ended June 27, 2015 to $100.5 million for the six months ended June 25, 2016. As a percent of revenue, SG&A decreased from 45.3% for the six months ended June 27, 2015 to 42.0% for the six months ended June 25, 2016.

The Company incurred $4.5 million of transition expenses associated with process improvement initiatives in the six months ended June 27, 2015, as compared to $1.5 million in the six months ended June 25, 2016. Compensation and benefit costs, excluding performance-based compensation, decreased $1.0 million due to a lower average headcount in the first half of 2016 as compared to the first half of 2015. As planned, the savings associated with the reduction in the number of associates was offset by incremental expense related to transferring certain fulfillment activities for customers in the western United States to a third-party logistics provider to better service those customers. The resulting shorter lead times for our west coast customers is expected to enable revenue growth. Performance-based incentive compensation expense was approximately $1.6 million in the first half of 2016 as compared to $0.5 million in the first half of 2015. We recognized a net foreign currency gain in the first half of 2016 of $0.7 million due to the Canadian dollar strengthening versus the U.S. dollar in the period; this compares to a net foreign currency loss of $0.4 million in the six months ended June 27, 2015.

Depreciation and amortization expense in SG&A was down approximately $1.7 million in the first half of 2016, as compared to the first half of 2015 due partially to the prior year write-off of the intangible asset associated with Agenda content.

Facility exit costs and restructuring

During the six month period ended June 25, 2016, the Company recorded $0.5 million of facility exit costs and restructuring charges, which were all related to severance. During the six months ended June 27, 2015, the Company recorded $2.3 million of facility exit costs and restructuring charges, of which $2.0 million related to severance.

Impairment Charges

The Company recorded an impairment charge of $2.7 million in the first half of 2015 related to the amortizable asset associated with the agenda product category’s digital content and digital delivery development efforts. The Company is focused on the print-based agenda products and does not currently plan to continue to invest in the digital agenda product offerings.

Interest Expense

Interest expense decreased from $9.3 million for the six months ended June 27, 2015 to $8.8 million for the six months ended June 25, 2016. The decrease in interest expense was related to reduced cash interest expense of $0.9 million associated primarily with a $17.1 million lower average outstanding debt balances in the first six months of the current year. Approximately $12.2 million of the reduction in the average outstanding debt balance was related to the Company’s term loan debt. A $0.2 million reduction in unused ABL line fees also contributed to the decrease in cash interest expense. This decrease was partially offset by $0.4 million of additional non cash interest and amortization of debt fees during the six months ended June 25, 2016 as compared to the six months ended June 27, 2015.

Change in Fair Value of Interest Rate Swap

As of June 25, 2016, the fair value of the interest rate swap increased by $0.2 million and, accordingly, a non-cash gain of $0.2 million was recorded. For the six months ended June 27, 2015, there was no change in the fair value of the swap.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $4.4 million for the six months ended June 25, 2016, as compared to a provision for income taxes of $0.6 million for the six months ended June 27, 2015.

The effective tax rate for the six months ended June 25, 2016 and the six months ended June 27, 2015 was 23.5% and -2.5%, respectively. The effective tax rate for the six months ended June 25, 2016 represents the Company’s current estimate of the fiscal 2016 full year effective tax rate. The tax benefit recorded in the six months ended June 25, 2016, along with the associated refundable income taxes reflected in the current assets of the Consolidated Balance Sheets, are expected to be entirely offset by tax provisions recognized against the net income expected to be generated over the remainder of 2016. The tax expense for the six months ended June 27, 2015 primarily related to foreign taxes and alternative minimum tax.

Liquidity and Capital Resources

At June 25, 2016, the Company had net working capital of $107.6 million, an increase of $4.8 million as compared to the six months ended June 27, 2015. The Company’s capitalization at June 25, 2016 was $258.7 million and consisted of total debt of $190.3 million and stockholders’ equity of $68.4 million.

Net cash used by operating activities was $41.0 million and $48.8 million for the six months ended June 25, 2016 and June 27, 2015, respectively. The decrease in cash used by operating activities was related to a year-over-year reduction in the net loss for the quarter, partially offset by an increase in net working capital growth in the first half of 2016 versus the first half of 2015. Net loss decreased by $21.5 million in the six months ended June 25, 2016, as compared to the six months ended June 27, 2015, although $10.9 million of the decreased net loss was attributable to a reduction in non-cash items, most notably depreciation, amortization and impairment. Two of the larger variances within net working capital were a $3.4 million increase in refundable income taxes associated with the tax benefit recognized in the first half of 2016 and the first quarter payment of prior year performance-based compensation for which payment in the prior year was zero. A year-over-year working capital improvement in accounts payable is primarily related to timing and a portion of the accounts payable improvement was offset by a year-over-year reduction in accounts receivable collections in the first half of 2016 due to the strong year end collections in December 2015.

Net cash used in investing activities was $8.8 million and $7.2 million for the six months ended June 25, 2016 and June 27, 2015, respectively. For full year fiscal 2016, the Company expects cash used in investing activities to be between $16.0 million and $17.0 million as compared to $14.1 million in calendar 2015. The anticipated full year increase is related to the implementation of a new phone system, which will provide necessary functionality and feature enhancements to our call centers and other key business application tools to improve operating effectiveness and lower costs. The implementation of the new phone system began during the six months ended June 25, 2016, and the expenditures for the phone system are contributing to the year-over-year increase in net cash used in investing activities.

Net cash provided from financing activities was $44.6 million and $53.9 million for the six months ended June 25, 2016 and June 27, 2015, respectively. In both periods, the net cash provided from financing activities represents combined net borrowings from the ABL Facility, partially offset by paydowns of our Term Loan facilities. These net borrowings were used to fund the Company’s cash used in operations and investing activities. Outstanding borrowings on the ABL Facility were $46.4 million as of June 25, 2016, while the excess availability on that date for the ABL Facility was $59.4 million. We expect the outstanding ABL borrowings of $46.4 million to be repaid with positive operating cash flows over the remainder of 2016. The Company’s remaining gross Term Loan balance as of June 25, 2016 was $130.3 million.

The Company’s ABL Facility and Term Loan contain customary events of default and financial, affirmative and negative covenants. The Company was in compliance with all such covenants during the three and six month periods ended June 25, 2016. Based on current projections, the Company believes it will maintain compliance with these covenants throughout the next twelve months.

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

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by us or on our behalf, in this Quarterly Report on Form 10-Q or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth in Item 1A, “Risk Factors” of our Transition Report on Form 10-K for the thirty-five weeks ended December 26, 2015.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported in our Transition Report on Form 10-K for the thirty-five weeks ended December 26, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC. (Registrant)

August 2, 2016	/s/ Ryan M. Bohr
Date	Ryan M. Bohr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 2, 2016	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 26, 2016 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.