Form 10-Q
period 2016-09-24
SCHOOL SPECIALTY INC
filed 2016-11-01
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2016
Common Stock, $0.001 par value	1,000,004

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2016

PART I—FINANCIAL INFORMATION

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands)

	September 24, 2016	December 26, 2015	September 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$7,349	$12,865	$11,777
Accounts receivable, less allowance for doubtful accounts of $1,605, $1,077, and $1,596, respectively	172,078	58,370	174,196
Inventories, net	84,848	76,199	89,003
Deferred catalog costs	2,563	6,527	1,598
Prepaid expenses and other current assets	13,238	13,111	14,920
Refundable income taxes	—	9	—

Total current assets	280,076	167,081	291,494
Property, plant and equipment, net	28,722	27,127	28,881
Goodwill	21,588	21,588	21,588
Intangible assets, net	35,950	38,652	39,553
Development costs and other	15,759	19,321	19,739
Deferred taxes long-term	5	5	4
Investment in unconsolidated affiliate	—	715	715

Total assets	$382,100	$274,489	$401,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities—long-term debt	$50,637	$1,821	$83,100
Accounts payable	43,970	20,076	33,814
Accrued compensation	13,266	10,488	12,947
Deferred revenue	3,547	2,705	4,070
Accrued income tax payable	3,471	—	1,030
Other accrued liabilities	18,801	14,794	18,200

Total current liabilities	133,692	49,884	153,161
Long-term debt—less current maturities	136,686	142,438	143,497
Other liabilities	95	561	1,087

Total liabilities	270,473	192,883	297,745

Commitments and contingencies—Note 17
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	1	1
Capital in excess of par value	120,405	119,240	118,980
Accumulated other comprehensive loss	(1,669)	(1,919)	(1,687)
Retained earnings (accumulated deficit)	(7,110)	(35,716)	(13,065)

Total stockholders’ equity	111,627	81,606	104,229

Total liabilities and stockholders’ equity	$382,100	$274,489	$401,974

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Revenues	$301,569	$299,355	$541,152	$531,907
Cost of revenues	190,011	186,606	338,530	334,753

Gross profit	111,558	112,749	202,622	197,154
Selling, general and administrative expenses	64,454	65,629	164,977	170,933
Facility exit costs and restructuring	93	230	642	2,518
Impairment charge	—	—	—	2,713

Operating income	47,011	46,890	37,003	20,990
Other expense (income):
Interest expense	4,488	5,107	13,333	14,409
Change in fair value of interest rate swap	(95)	(50)	(271)	(41)
(Gain) on sale of unconsolidated affiliate	(9,090)	—	(9,090)	—
Early termination of long-term indebtedness	—	200	—	200
Loss on early extinguishment of debt	—	877	—	877

Income before provision for income taxes	51,708	40,756	33,031	5,545
Provision for income taxes	8,813	1,861	4,425	2,459

Net income	$42,895	$38,895	$28,606	$3,086

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net income	$42,895	$38,895	$28,606	$3,086
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(89)	(454)	250	(868)

Total comprehensive income	$42,806	$38,441	$28,856	$2,218

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Nine Months Ended
	September 24, 2016	September 26, 2015
Cash flows from operating activities:
Net income	$28,606	$3,086
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible asset amortization expense	10,716	13,961
Amortization of development costs	5,029	10,027
Loss on disposal of property, equipment, other	—	774
Amortization of debt fees and other	1,550	1,393
Change in fair value of interest rate swap	(271)	(41)
Impairment charges	—	2,713
Unrealized foreign exchange (gain) loss	(1,005)	509
Early termination of long-term indebtedness	—	200
Gain on sale of unconsolidated affiliate	(9,090)	—
Loss on early extinguishment of debt	—	877
Share-based compensation expense	1,165	875
Deferred taxes	1	13
Non-cash interest expense	1,385	1,194
Changes in current assets and liabilities:
Accounts receivable	(113,681)	(113,708)
Inventories	(8,646)	(13,585)
Deferred catalog costs	3,964	5,740
Prepaid expenses and other current assets	(118)	1,753
Accounts payable	24,216	13,395
Accrued liabilities	10,748	16,196

Net cash used in operating activities	(45,431)	(54,628)

Cash flows from investing activities:
Additions to property, plant and equipment	(9,607)	(7,071)
Investment in product development costs	(1,949)	(4,142)
Proceeds from disposal of property, plant and equipment	—	1,616
Proceeds from sale of unconsolidated affiliate	9,805	—

Net cash used in investing activities	(1,751)	(9,597)

Cash flows from financing activities:
Proceeds from bank borrowings	258,788	273,805
Repayment of bank borrowings	(218,024)	(208,199)
Refund of debt fees and other	—	49
Early termination of long-term indebtedness	—	(200)
Payment of debt fees and other	—	(216)

Net cash provided by financing activities	40,764	65,239

Effect of exchange rate changes on cash	902	(1,202)

Net decrease in cash and cash equivalents	(5,516)	(188)

Cash and cash equivalents, beginning of period	12,865	11,965

Cash and cash equivalents, end of period	$7,349	$11,777

Supplemental disclosures of cash flow information:
Interest paid	$10,398	$11,822
Income taxes paid, net	$1,293	$1,454
Change in accounts payable for additions to property and equipment	$—	$(2,808)

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

The Company changed its fiscal year end from the last Saturday in April to the last Saturday in December. The Company has reported its financial results for the period of April 26, 2015 to December 26, 2015 (the “short year 2015”) on a Transition Report on Form 10-K. As used in this Quarterly Report on Form 10-Q, “fiscal 2015” and “fiscal 2014” refer to the Company’s twelve-months ended April 25, 2015 and April 26, 2014, respectively. The December 28, 2014 to March 28, 2015 period will be referred to as “first quarter 2015”, the period from March 29, 2015 to June 27, 2015 will be referred to as “second quarter 2015” and the period from June 28, 2015 to September 26, 2015 will be referred to as “third quarter 2015” in this Quarterly Report on Form 10-Q. Collectively, the first, second and third quarters 2015 will be referred to as the “first nine months of 2015”.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows.” ASU No. 2016-15 is intended to reduce diversity in practice in the manner certain transactions are classified in the statement of cash flows. This guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation.” ASU No. 2016-09 is intended to simplify various aspects related to the manner in which share-based payments are accounted for and presented in the financial statements. This guidance will be effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.”ASU No. 2016-02 requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. The new guidance requires that all leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements. This guidance will be effective for periods beginning on January 1, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes—Balance Sheet Classification of Deferred Taxes.”ASU No. 2015-17 simplifies the presentation of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet, as opposed to being presented as current or non-current. This guidance will be effective for annual periods beginning after December 15, 2016. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for annual periods beginning after December 15, 2017. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

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

NOTE 3 – CHANGE IN ACCOUNTING PRINCIPLE

In the first quarter of 2016, the Company adopted ASU No. 2015-03, “Interest – Imputation of Interest.” ASU No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. As a result of the adoption of this new accounting standard, Company has reclassified its unamortized debt issuance costs related to its Term Loan (see Note 13 – Debt) as a direct deduction to the carrying value of its debt. The impact of this accounting principle change on the previously issued financial statements is as follows:

	Reported as of December 26, 2015	Debt Issuance Costs	As Adjusted December 26, 2015
ASSETS
Development costs and other	$23,911	$(4,590)	$19,321

Total assets	279,079	(4,590)	274,489
LIABILITIES
Long-term debt—less current maturities	$147,028	$(4,590)	$142,438

Total liabilities	197,473	(4,590)	192,883
Total liabilities and stockholders’ equity	$279,079	$(4,590)	$274,489

Pursuant to ASU No. 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” debt issuance costs associated with revolving credit facilities are not affected by ASU No. 2015-03. As such, debt issuance costs related to the Company’s ABL facility are classified as long-term assets within the “Development costs and other” line of the Condensed Balance Sheet, which is consistent with prior period reporting.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that either all, or some portion, of the deferred tax assets will not be realized. The realization is dependent upon the future generation of taxable income, reversal of deferred tax liabilities, tax planning strategies, and expiration of tax attribute carryovers. As a result, the Company had concluded that the realization of a majority of the deferred tax assets did not meet the more likely than not threshold, and recorded a tax valuation allowance. As of December 26, 2015, the Company continued to maintain a valuation allowance against substantially all of its net deferred tax assets as it has not generated taxable income during a twelve-month tax year since the emergence from bankruptcy. The Company is expecting to generate taxable income in fiscal 2016 resulting in the partial reversal of the valuation allowances, primarily through the utilization of net operating losses and the recognition of deferred tax assets associated with the disposal of its investment in an unconsolidated affiliate. As of September 24, 2016, the Company had an immaterial amount of unremitted earnings from foreign investments.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at September 24, 2016, December 26, 2015 and September 26, 2015, was $95, $482, and $517, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its condensed consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity during the nine month periods ended September 24, 2016 and September 26, 2015, were as follows:

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 26, 2015	$1	$119,240	$(35,716)	$(1,919)	$81,606
Net income	—	—	28,606	—	28,606
Share-based compensation expense	—	1,165	—	—	1,165
Foreign currency translation adjustment	—	—	—	250	250

Balance, September 24, 2016	$1	$120,405	$(7,110)	$(1,669)	$111,627

Balance, December 27, 2014	$1	$119,532	$(16,151)	$(819)	$102,563
Net income	—	—	3,086	—	3,086
Share-based compensation expense	—	875	—	—	875
Foreign currency translation adjustment	—	—	—	(868)	(868)
Change in Fresh Start estimate	—	(1,427)	—	—	(1,427)

Balance, September 26, 2015	$1	$118,980	$(13,065)	$(1,687)	$104,229

In June 2014, the Company revised its fresh-start estimate for the amount of deferred cash payment obligations (see Note 13 – Debt). The change in estimate is related to an increased number of unsecured trade creditors which elected to provide the Company customary trade terms which entitled those creditors to a 45% recovery of their unsecured claim rather than a 20% recovery. This change in estimate resulted in a decrease of $2,992 to the Successor Company’s equity and a corresponding increase in long-term debt. This change was incorrectly recorded in the financial statements as $1,565 in June 2014. In January 2015, the recorded amount was corrected to $2,992. Management has concluded that the misstatements of interim financial statements in the first nine months of 2015 were not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 8 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended September 24, 2016:
Basic EPS	$42,895	1,000	$42.90

Effect of dilutive stock options and RSUs	—	—

Basic and diluted EPS	$42,895	1,000	$42.90

Three months ended September 26, 2015:
Basic EPS	$38,895	1,000	$38.90

Effect of dilutive stock options and RSUs	—	—

Basic and diluted EPS	$38,895	1,000	$38.90

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Nine months ended September 24, 2016:
Basic EPS	$28,606	1,000	$28.61

Effect of dilutive stock options and RSUs	—	—

Basic and diluted EPS	$28,606	1,000	$28.61

Nine months ended September 26, 2015:
Basic EPS	$3,086	1,000	$3.09

Effect of dilutive stock options and RSUs	—	—

Basic and diluted EPS	$3,086	1,000	$3.09

The Company had 71 and 72 stock options outstanding for the three and nine month periods ended September 24, 2016, which were not included in the computation of diluted EPS because they were anti-dilutive. The Company had 73 stock options outstanding for the three and nine month periods ended September 26, 2015, which were not included in the computation of diluted EPS because they were anti-dilutive.

The Company granted 28 Restricted Stock Units (“RSUs”) on March 23, 2016. As such, the daily weighed average RSUs outstanding were 28 and 19 for the three and nine month periods ended September 24, 2016, respectively, and zero for the three and nine month periods ended September 26, 2015. The outstanding RSUs were not included in the computation of diluted EPS because they were anti-dilutive.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 9 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

Since fiscal 2014, the Company has had one share-based employee compensation plan: the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. On April 24, 2014, School Specialty, Inc.’s CEO was awarded 33 stock options under the 2014 Plan. Other members of management were awarded 65 stock options during fiscal 2015, 25 of which were cancelled in fiscal 2015 subsequent to the award due to terminations of employment. September 4, 2014, the date on which the stockholders approved the 2014 Plan, was considered the grant date, or measurement date, for those awards issued prior to this date. As such, those awards made prior to September 4, 2014 were not considered outstanding and no expense associated with those awards was recognized prior to that date. There were 68 stock options awarded prior to the measurement date.

The 33 stock options that were awarded to the Company’s CEO vest as to one-fourth of the options on the first four anniversaries of the date of the award. The options that were awarded to other members of management vest as to one-half of the options on the second anniversary of the date of the award and as to one-fourth of the options on each of the third and fourth anniversaries of the award date.

A summary of option transactions for the nine months ended September 24, 2016 and September 26, 2015 is as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at December 26, 2015	73	$130.00	8	$130.00
Granted	—
Exercised	—
Canceled	(2)	$130.00

Balance, September 24, 2016	71	$130.00	21	$130.00

Balance at December 27, 2014	66	$130.00	—	$—
Granted	7	$130.00
Exercised	—
Canceled	—

Balance, September 26, 2015	73	$130.00	8	$130.00

On March 23, 2016, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 28 RSUs under the Company’s 2014 Plan to members of the Company’s senior management. The restricted stock units are performance-based. A certain percentage of the RSUs will vest on the third anniversary of the date of grant, with such percentage based on the 15 day Volume Weighted Average Price (“VWAP”) of the Company’s common stock prior to the vesting date. The percentage of RSUs that will vest shall be determined as follows:

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

The following table presents the share-based compensation expense recognized for the three and nine month periods ended September 24, 2016 and September 26, 2015:

	For the Three Months Ended
	September 24, 2016		September 26, 2015
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$261	$230	$260	$260
Restricted Stock Units	189	166	—	—

Total stock-based compensation expense	$450		$260

	For the Nine Months Ended
	September 24, 2016		September 26, 2015
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$782	$688	$875	$875
Restricted Stock Units	383	337	—	—

Total stock-based compensation expense	$1,165		$875

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying condensed consolidated statements of operations.

The total unrecognized share-based compensation expense as of September 24, 2016 and September 26, 2015 was as follows:

	September 24, 2016	September 26, 2015
Stock Options, net of estimated forfeitures	$1,945	$2,987
Restricted Stock Units	$1,886	$—

On May 28, 2014, the Board granted 6 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. On July 31, 2015, the Board granted 6 SARs to each of the two new non-employee members of the Board. Each SAR has a grant date value of $130 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. Since the Company’s stock trading price was less than each SAR’s exercise price as of the three and nine month periods ended September 24, 2016, no expense was recorded for the SARs. The SARs will vest as to one-half of the SARs on the second anniversary of the date of grant and as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. Total SARs that remain outstanding as of September 24, 2016 are 22.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

September 24, 2016	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(2,897)	$8,403
Publishing rights (20 years)	4,000	(667)	3,333
Trademarks (20 years)	22,700	(3,783)	18,917
Developed technology (7 years)	6,600	(3,143)	3,457
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(800)	400
Favorable leasehold interests (10 years)	2,160	(720)	1,440

Total intangible assets	$52,360	$(16,410)	$35,950

December 26, 2015	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(2,246)	$9,054
Publishing rights (20 years)	4,000	(517)	3,483
Trademarks (20 years)	22,700	(2,932)	19,768
Developed technology (7 years)	6,600	(2,436)	4,164
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(620)	580
Favorable leasehold interests (10 years)	2,160	(557)	1,603

Total intangible assets	$52,360	$(13,708)	$38,652

September 26, 2015	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(2,028)	$9,272
Publishing rights (20 years)	4,000	(467)	3,533
Trademarks (20 years)	22,700	(2,648)	20,052
Developed technology (7 years)	6,600	(2,200)	4,400
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(560)	640
Favorable leasehold interests (10 years)	2,160	(504)	1,656

Total intangible assets	$52,360	$(12,807)	$39,553

The gross values were determined by the valuation which was performed as part of the fresh start accounting. In addition to the intangible assets above, the Company recorded $21,588 of goodwill. In second quarter 2015, the Company recorded an impairment charge of $2,713 related to the Content intangible asset, which reduced the net book value of the intangible asset to zero as of the end of second quarter 2015. This impairment was related to the Company’s decision to reduce future investments in digital content and digital delivery for its Agenda product category. No impairment was recorded for the nine months ended September 24, 2016.

Intangible asset amortization expenses were included in SG&A expense. Intangible asset amortization expense for the three months ended September 24, 2016 and September 26, 2015, was $901 and $902, respectively. Intangible asset amortization expense for the nine months ended September 24, 2016 and September 26, 2015, was $2,702 and $2,997, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Intangible asset amortization expense for each of the five succeeding fiscal years is estimated to be:

Fiscal 2016 (3 months remaining)	$901
Fiscal 2017	3,603
Fiscal 2018	3,463
Fiscal 2019	3,363
Fiscal 2020	2,813
Fiscal 2021	2,420

The table below shows the allocation to the segments of the recorded goodwill as of September 24, 2016.

	Distribution Segment	Curriculum Segment	Total
Fresh Start Valuation:
Goodwill	$14,666	$6,922	$21,588

Balance at September 24, 2016	$14,666	$6,922	$21,588

NOTE 11 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

The investment in unconsolidated affiliate consisted of the following:

	Percent Owned	September 24, 2016	December 26, 2015	September 26, 2015
Carson- Dellosa Publishing, LLC	35%	$—	$715	$715

The Company’s interest in Carson-Dellosa Publishing was accounted for under the cost method as the Company did not have significant influence over the investee.

On July 26, 2016, the Company sold its 35% interest in Carson Dellosa Publishing LLC for $9,839. The Company recorded a non-operating gain on disposal of $9,090. In accordance with the Term Loan Agreement, the Company used $8,053 of the net cash proceeds from this sale to paydown the Term Loan with the remaining net cash proceeds used to pay down the ABL.

NOTE 12 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 24, 2016	December 26, 2015	September 26, 2015
Projects in progress	$10,073	$3,981	4,073
Buildings and leasehold improvements	3,317	3,312	3,336
Furniture, fixtures and other	41,895	40,120	39,983
Machinery and warehouse equipment	12,859	11,501	11,520

Total property, plant and equipment	68,144	58,914	58,912
Less: Accumulated depreciation	(39,422)	(31,787)	(30,031)

Net property, plant and equipment	$28,722	$27,127	$28,881

Depreciation expense for the three months ended September 24, 2016 and September 26, 2015, was $1,893 and $3,292 respectively. Depreciation expense for the nine months ended September 24, 2016 and September 26, 2015, was $8,014 and $10,964 respectively

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 13 – DEBT

Long-term debt consisted of the following:

	September 24, 2016	December 26, 2015	September 26, 2015
ABL Facility, maturing in 2019	$50,637	$—	$83,100
Term Loan, maturing in 2019	122,226	132,100	132,100
Term Loan Original Issue Discount	(1,503)	(1,859)	(1,971)
Unamortized Term Loan Debt Issuance Costs	(3,724)	(4,590)	(4,899)
Deferred Cash Payment Obligations, maturing in 2019	19,687	18,608	18,267

Total debt	187,323	144,259	226,597
Less: Current maturities	(50,637)	(1,821)	(83,100)

Total long-term debt	$136,686	$142,438	$143,497

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The effective interest rate under the ABL Facility for the three months ended September 24, 2016 was 3.73%, which includes interest on borrowings of $360, amortization of loan origination fees of $195 and commitment fees on unborrowed funds of $51. The effective interest rate under the ABL Facility for the nine months ended September 24, 2016 was 5.24%, which includes interest on borrowings of $594, amortization of loan origination fees of $584 and commitment fees on unborrowed funds of $244. As of September 24, 2016, the outstanding balance on the ABL Facility was $50,637.

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

The effective interest rate under the term loan credit facility for the three months ended September 24, 2016 was 10.92%, which includes interest on borrowings of $3,014, amortization of loan origination fees of $328 and original issue discount amortization of $121. The effective interest rate under the term loan credit facility for the nine months ended September 24, 2016 was 10.85%, which includes interest on borrowings of $9,312, amortization of loan origination fees of $966 and original issue discount amortization of $356. On September 21, 2015, the Company elected to make a $10,000 prepayment on the Term Loan. As a result of the prepayment, the Company incurred a $200 early prepayment fee. As of September 24, 2016, the outstanding balance on the Term Loan Credit Agreement was $122,226, net of the remaining unamortized original issue discount of $1,503. The original issue discount is being amortized as additional interest expense on a straight-line basis over the life of the Term Loan.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Term Loan matures on June 11, 2019. The Term Loan Credit Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including: (1) certain dispositions of property, divisions, business units or business lines; and (2) other issuances of debt other than Permitted Debt (as defined in the Term Loan Credit Agreement). The Term Loan Credit Agreement also requires prepayments at specified levels from the Company’s excess cash flow. The Company is also permitted to voluntarily prepay the Term Loan in whole or in part. Any prepayments are to be made at par, plus an early payment fee calculated in accordance with the terms of the Term Loan Credit Agreement, as amended, if prepaid prior to October 31, 2016. The Company used $8,053 of proceeds from the third quarter fiscal 2016 sale of its interest in an unconsolidated affiliate to repay a portion of the Term Loan. This repayment did not trigger an early prepayment fee.

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

The Term Loan required the Company to enter into an interest rate hedge, within 90 days of the Effective Date and for a minimum of three years, in an amount equal to at least 50% of the aggregate principal amount outstanding under the Term Loan. The purpose of the interest rate hedge was to effectively subject a portion of the Term Loan to a fixed or maximum interest rate. As such, the Company entered into an interest rate swap agreement on August 27, 2013 that effectively fixed the interest payments on a portion of the Company’s variable-rate debt. The swap, which terminated on September 11, 2016, effectively fixed the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. During the three months ended September 24, 2016, the fair value of the derivative increased by $95 and a gain of $95 was recognized. During the three months ended September 26, 2015, the fair value of the derivative increased by $50 and a gain of $50 was recognized. During the nine months ended September 24, 2016, the fair value of the derivative increased by $271 and a gain of $271 was recognized. During the nine months ended September 26, 2015, the fair value of the derivative increased by $41 and a gain of $41 was recognized. The gain or loss related to the derivative was recorded in “Change in fair value of interest rate swap” on the condensed consolidated statement of operations.

The Company did not enter into a subsequent interest rate swap after the termination of the above-mentioned interest rate swap.

The Company has estimated that the fair value of its Term Loan (valued under Level 3) as of September 24, 2016 approximated the carrying value of $122,226.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company’s reconciliation of general unsecured claims was completed in fiscal 2015. As of September 24, 2016, the Company’s deferred payment obligations were $19,687, of which $3,084 represents a 20% recovery for the general unsecured creditors and $12,095 represents a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $4,508 related to accrued paid-in-kind interest.

NOTE 14 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) during the three and nine month periods September 24, 2016 and September 26, 2015 were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 26, 2015	$(1,919)
Other comprehensive income before reclassifications	215
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at March 26, 2016	$(1,704)

Other comprehensive income before reclassifications	124
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at June 25, 2016	$(1,580)

Other comprehensive loss before reclassifications	(89)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at September 24, 2016	$(1,669)

Foreign Currency Translation

Accumulated Other Comprehensive Income (Loss) at December 27, 2014	$(819)
Other comprehensive loss before reclassifications	(498)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at March 28, 2015	$(1,317)

Other comprehensive income before reclassifications	84
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at June 27, 2015	$(1,233)

Other comprehensive loss before reclassifications	(454)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at September 26, 2015	$(1,687)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 15 – RESTRUCTURING

In the three and nine months ended September 24, 2016 and September 26, 2015, the Company recorded restructuring costs associated with the closure or disposal of distribution centers, lease termination costs and severance related to personnel reductions. The following is a reconciliation of accrued restructuring costs for the three and nine months ended September 24, 2016 and September 26, 2015:

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 26, 2015	$—	$—	$375	$375
Amounts charged to expense	—	—	166	166
Payments	—	—	(288)	(288)

Accrued Restructuring Costs at March 26, 2016	$—	$—	$253	$253

Amounts charged to expense	—	—	383	383
Payments	—	—	(460)	(460)

Accrued Restructuring Costs at June 25, 2016	$—	$—	$176	$176

Amounts charged to expense	—	—	93	93
Payments	—	—	(177)	(177)

Accrued Restructuring Costs at September 24, 2016	$—	$—	$92	$92

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 27, 2014	$—	$—	$1,618	$1,618
Amounts charged to expense	—	—	1,982	1,982
Payments	—	—	(1,787)	(1,787)

Accrued Restructuring Costs at March 28, 2015	$—	$—	$1,813	$1,813

Amounts charged to expense	—	—	—	—
Payments	—	—	(924)	(924)

Accrued Restructuring Costs at June 27, 2015	$—	$—	$889	$889

Amounts charged to expense			642	642
Payments			(928)	(928)

Accrued Restructuring Costs at September 26, 2015	$—	$—	$603	$603

The $93 and $642 charged for the three months ended September 24, 2016 and September 26, 2015 and the $642 and $2,624 for the nine months ended September 24, 2016 and September 26, 2015, were included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

NOTE 16 – SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Distribution and Curriculum, which also constitute its reportable segments. The Company operates principally in the United States, with limited operations in Canada. The Distribution segment offers products primarily to the pre-kindergarten through twelfth grade (“preK-12”) education market that include basic classroom supplies and office products, instructional teaching materials, indoor and outdoor furniture and equipment, physical education equipment, classroom technology, and planning and organizational products. The Curriculum segment is a publisher and distributor of proprietary and non-proprietary core, supplemental and intervention curriculum in the categories of science, math, reading and intervention in the preK-12 education market. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies as included in the Company’s Transition Report on Form 10-K for the short year ended December 26, 2015.

The Company measures profitability of its operating segments at a gross profit level. This measure of profitability for the segments is a change from prior periods which reported operating income or loss at the segment level. Since the majority of SG&A costs are managed centrally and allocation methodologies of these costs to the operating segments are arbitrary, the Company’s chief operating decision maker does not review segment profitability using operating profit, only gross profit. Accordingly, the segment information reports gross profit at the segment level. All prior periods were recast to conform to this new measure of segment profitability.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended September 24, 2016	Three Months Ended September 26, 2015	Nine Months Ended September 24, 2016	Nine Months Ended September 26, 2015
Revenues:
Distribution	$256,695	$259,475	$453,675	$454,243
Curriculum	44,874	39,880	87,477	77,664

Total	$301,569	$299,355	$541,152	$531,907

Gross Profit:
Distribution	$86,658	$90,339	$155,911	$159,778
Curriculum	24,900	22,410	46,711	37,376

Total	$111,558	$112,749	$202,622	$197,154

Operating income	47,011	46,890	37,003	20,990
Interest expense, net and Other	(4,697)	6,134	3,972	15,445

Income before provision for income taxes	$51,708	$40,756	$33,031	$5,545

	September 24, 2016	December 26, 2015	September 26, 2015
Identifiable assets:
Distribution	$276,639	$173,838	$283,042
Curriculum	99,468	88,796	104,149
Corporate assets	5,993	11,855	14,783

Total	$382,100	$274,489	$401,974

	Three Months Ended September 24, 2016	Three Months Ended September 26, 2015	Nine Months Ended September 24, 2016	Nine Months Ended September 26, 2015
Depreciation and amortization of intangible assets and development costs:
Distribution	$1,566	$3,266	$8,079	$12,734
Curriculum	3,181	3,332	7,666	11,254

Total	$4,747	$6,598	$15,745	$23,988

Expenditures for property, plant and equipment,intangible and other assets and development costs:
Distribution	$1,826	$2,248	$8,312	$7,337
Curriculum	931	161	3,244	3,876

Total	$2,757	$2,409	$11,556	$11,213

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

Quarterly Overview

School Specialty is a leading distributor of supplies, furniture, technology products, supplemental learning products (“instructional solutions”) and curriculum solutions, primarily to the education marketplace. The Company provides educators with its own innovative and proprietary products and services, from basic school supplies to 21st century classroom designs to Science, Reading, Language and Math teaching materials, as well as planning and development tools. Through its nationwide distribution network, School Specialty also provides its customers with access to a broad spectrum of trusted, third-party brands across its business segments. This assortment strategy enables the Company to offer a broad range of products primarily serving the preK-12 education market at the state, district and school levels. The Company is expanding its presence outside the education market into channels such as partnerships with e-tailers and healthcare facilities.

The Company changed its fiscal year end from the last Saturday in April to the last Saturday in December. The Company has reported its financial results for the period of April 26, 2015 to December 26, 2015 (the “short year 2015”) on a Transition Report on Form 10-K. As used in this Quarterly Report on Form 10-Q, “fiscal 2015” and “fiscal 2014” refer to the Company’s twelve-months ended April 25, 2015 and April 26, 2014, respectively. The December 28, 2014 to March 28, 2015 period will be referred to as “first quarter 2015” and the period from March 29, 2015 to June 27, 2015 will be referred to as “second quarter 2015” and the period from June 28, 2015 to September 26, 2015 will be referred to as “third quarter 2015” in this Quarterly Report on Form 10-Q. Collectively, the first, second and third quarters 2015 will be referred to as the “first nine months of 2015”.

Our goal is to grow profitably as a leading provider of supplies, products, services and curriculum to the education market. After five consecutive years of revenue declines, our revenues grew 2.4% in calendar 2015 versus calendar 2014. Revenue growth continued in the first nine months of fiscal 2016 with revenues increasing 1.7% compared to the first nine months of 2015. We believe we can continue to drive revenue growth in future years and balanced revenue growth across substantially all product categories is a core objective for the Company. We expect to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names and distribution capabilities and transforming the Company’s sales and marketing to better leverage our deep category and market expertise. Our growth strategy focuses on both new customer acquisition and the retention and further penetration of existing customers while exploring new markets or revenue streams.

In addition to driving profitable growth, our organization is focused on improving the efficiency and effectiveness of our operating infrastructure and distribution network. Initiatives over the past several quarters have resulted in a lower cost structure while also improving service levels to customers. As a result, our SG&A expenses declined in both dollars and as a percent of revenue in 2015. This trend continued in the first nine months of fiscal 2016 (down $6.0 million, or 160 basis points). Our operating profit margins improved from 3.9% of revenue for the nine months ended September 26, 2015 to 6.8% for the nine months ended September 24, 2016. The cost efficiencies realized have allowed us to continue to invest in areas that will drive revenue growth or improve the effectiveness of our operations.

Our business and consequently our working capital needs are highly seasonal, with peak sales levels occurring from June through September. During this period, we receive, ship and bill the majority of our business so that schools and teachers receive their products by the start of each school year. Our inventory levels increase in April through June in anticipation of the peak shipping season. The majority of shipments are made between June and September and the majority of cash receipts are collected from September through December. We typically ship more than 50% of our revenue and earn more than 100% of our annual net income from June through September and operate at a net loss from October through May.

Results of Operations

Three Months Ended September 24, 2016 Compared to Three Months Ended September 26, 2015

Revenues

Revenue of $301.6 million for the three months ended September 24, 2016 increased by $2.2 million, or 0.7%, as compared to the three months ended September 26, 2015.

Distribution segment revenues of $256.7 million for the three months ended September 24, 2016 decreased by 1.1%, or $2.8 million compared to the three months ended September 26, 2015. As expected, revenues in the Agenda category decreased by $2.6 million in the current year’s third quarter as we believe schools have de-emphasized paper-based planners and shifted purchases to lower-priced planners with less customized content. Revenues in our Supplies product category increased $1.3 million, or 1.1%, in the third quarter of 2016 as compared to the third quarter of 2015. An important contributor to our performance in the third quarter was the expanding relationship with our e-tail partners, as well as stability within our primary preK-12 education market. The revenues from the remaining product categories were relatively flat in the third quarter of fiscal 2016 as compared to the third quarter of 2015. While third quarter revenues in our Furniture category were essentially flat with the prior year’s third quarter, strong order trends continued. These strong order trends have resulted in an increased open order position at the end of the third quarter of fiscal 2016 as compared to the end of the third quarter of 2015; as such, we expect growth in Furniture revenues in the fourth quarter.

Curriculum segment revenues of $44.9 million for the three months ended September 24, 2016 increased by 12.5%, or $5.0 million, from the three months ended September 26, 2015. This increase was primarily related to the Science category as widespread acceptance of FOSS products, which are aligned with Next Generation Science Standards, continued in the third quarter of fiscal 2016. The Reading category experienced a modest decline in the third quarter of $0.3 million, or 2.8%.

Gross Profit

Gross profit for the three months ended September 24, 2016 was $111.6 million, as compared to $112.7 million for the three months ended September 26, 2015. Gross margin for the three months ended September 24, 2016 was 37.0%, as compared to 37.7% for the three months ended September 26, 2015.

Distribution segment gross margin was 33.8% for the three months ended September 24, 2016, as compared to 34.8% for the three months ended September 26, 2015. The decrease in gross margin for the quarter was primarily related to an increase in basic Supplies orders placed through strategic purchasing co-operative agreements. These agreements typically price basic supplies at lower gross margins. A change in mix within the segment reduced gross margin by approximately 10 basis points.

Curriculum segment gross margin was 55.5% for the three months ended September 24, 2016, as compared to 56.2% for the three months ended September 26, 2015. Decreased product development amortization year-over-year resulted in approximately160 basis points of improvement in gross margin. A change in product mix, primarily driven by decreased Reading revenues, contributed the gross margin decline in the Curriculum segment.

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

SG&A decreased $1.2 million from $65.7 million for the three months ended September 26, 2015 to $64.5 million for the three months ended September 24, 2016. As a percent of revenue, SG&A decreased from 21.9% for the three months ended September 26, 2015 to 21.4% for the three months ended September 24, 2016.

Depreciation and amortization expense in SG&A was down approximately $1.4 million in the third quarter of fiscal 2016, as compared to the third quarter of 2015. Compensation and benefit costs in the third quarter of fiscal 2016 were down approximately $0.4 million as compared to the third quarter of 2015. These reductions to SG&A were partially offset by $0.6 million of additional performance-based incentive compensation expense in the current year’s third quarter as compared to the third quarter of 2015. Marketing expense, which includes catalog amortization, was up $0.7 million during the first nine months of 2016 compared to the first nine months of 2015.

We recognized a net foreign currency loss in the third quarter of fiscal 2016 of $0.1 million due to the Canadian dollar weakening versus the U.S. dollar in the period; this compares to a net foreign currency loss of $0.4 million in the third quarter of 2015.

Facility exit costs and restructuring

During the three month period ended September 24, 2016 and September 26, 2015, the Company recorded $0.1 million and $0.2 million, respectively, of facility exit costs and restructuring charges, all of which related to severance.

Interest Expense

Interest expense decreased from $5.1 million for the three months ended September 26, 2015 to $4.8 million for the three months ended September 24, 2016. This decrease was related to the reduction in cash interest expense of $0.5 million due primarily to a $19.5 million lower average outstanding debt balance in the third quarter of 2016 as compared to the third quarter of 2015. Approximately $12.2 million of the reduction in the average outstanding debt balance was related to the Company’s term loan debt. A $0.1 million reduction in unused ABL line fees also contributed to the decrease in cash interest expense. Non-cash interest and amortization of debt fees was flat at $1.0 million for the three months ended September 24, 2016 and September 26, 2015.

Loss on Early Extinguishment of Debt

In the third quarter of 2015, the Company recorded a non-cash charge of $0.9 million related to the acceleration of the remaining unamortized debt issuance costs associated with the second amendment of its ABL facility. No such charge was incurred in the third quarter of fiscal 2016.

Gain on Sale of Unconsolidated Affiliate

In the third quarter of fiscal 2016, the Company sold its 35% ownership interest in Carson Dellosa LLC for $9.8 million. The Company recorded a gain on the sale of $9.1 million.

Change in Fair Value of Interest Rate Swap

The Company had an interest rate swap agreement that effectively fixed the interest payments on a portion of the Company’s variable-rate debt. The swap, which expired on September 11, 2016, effectively fixed the LIBOR-based interest rate on the portion of the debt equivalent to the notional amount of the swap at 9.985%. The notional amount of the swap was $72.5 million. In the third quarter of fiscal 2016, the fair value of the swap increased by $0.1 million and, accordingly, a non-cash gain of $0.1 million was recorded.

Provision for Income Taxes

The provision for income taxes was $8.8 million for the three months ended September 24, 2016, as compared to a provision for income taxes of $1.9 million for the three months ended September 26, 2015. The effective tax rate for the third quarter of fiscal 2016 of 17.2% was lower than the statutory tax rate due to the partial reversal of valuation allowances related to the Company’s deferred tax assets.

Nine Months Ended September 24, 2016 Compared to Nine Months Ended September 26, 2015

Revenues

Revenue of $541.2 million for the nine months ended September 24, 2016 increased by $9.2 million, or 1.7%, as compared to the nine months ended September 26, 2015.

Distribution segment revenues of $453.7 million for the nine months ended September 24, 2016 decreased by $0.6 million or 0.1% from the nine months ended September 26, 2015. Revenues from our two largest product categories, Supplies and Furniture, increased by $2.6 million and $6.1 million, respectively, partially offsetting declines of $4.0 million and $4.2 million in our Agendas and AV Tech categories, respectively. The increased revenues in our

Furniture category was related to increased spending on new school construction and refurbishment projects, strong growth in our private label furniture lines, the introduction of new products and more effective sales and marketing efforts. Furniture order trends have continued to show strong growth while Supplies category order trends continue to show low single digit growth rates as compared to prior year. Revenues in the AV Tech category are down due to a decrease in demand for the Company’s listening devices; in the prior year, the product category benefited from several large orders driven by common core assessments. The Agendas category has continued to decline as we believe schools have de-emphasized paper-based planners and shifted purchases to lower-priced planners with less customized content. While current year order trends for planners have been consistent with internal expectations, we expect the rate of decline for Agenda products to lessen as we more effectively address the market.

Curriculum segment revenues of $87.5 million for the nine months ended September 24, 2016 increased by 12.6%, or $9.8 million, from the nine months ended September 26, 2015. This increase was related to the Science category as revenue for the Reading category was relatively flat year-over-year. Strong acceptance of the FOSS curriculum, which is aligned with the Next Generation Science Standards, continued throughout the first nine months of fiscal 2016 and contributed to the revenue increase. Product enhancements in the Reading category, combined with structural changes to our Reading sales organization, are helping to stabilize the year-over-year revenue performance in the first nine months of fiscal 2016.

Gross Profit

Gross profit for the nine months ended September 24, 2016 was $202.6 million, as compared to $197.2 million for the nine months ended September 26, 2015. In the nine months ended September 24, 2016, increased revenues contributed $3.6 million of additional gross profit and lower product development amortization expense contributed $5.0 million of the increase. Gross margin for the nine months ended September 24, 2016 was 37.4%, as compared to 37.0% for the nine months ended September 26, 2015.

Distribution segment gross margin was 34.4% for the nine months ended September 24, 2016, as compared to 35.2% for the nine months ended September 26, 2015. Reduced product development amortization in nine months ended September 24, 2016 as compared to the nine months ended September 26, 2015 provided 30 basis points of gross margin improvement. A change in product mix within the segment, combined with a shift in mix towards vendor-direct shipments versus stock shipment, reduced gross margin in the segment by approximately 70 basis points. The remaining decrease in gross margin was related primarily to a combination of increased basic Supplies orders placed through strategic purchasing co-operative agreements and lower margins on certain furniture projects in the first nine months of fiscal 2016 as compared to the first nine months of 2015. Prior year Furniture gross margins benefited from a higher level of favorable cost variances recognized in the period.

Curriculum segment gross margin was 53.4% for the nine months ended September 24, 2016, as compared to 48.1% for the nine months ended September 26, 2015. Approximately 540 basis points of this increase was related to a decrease in product development amortization of $3.7 million in the first nine months of fiscal 2016 compared to the first nine months of 2015.

Selling, General and Administrative Expenses

SG&A decreased $6.0 million from $171.0 million for the nine months ended September 26, 2015 to $165.0 million for the nine months ended September 24, 2016. As a percent of revenue, SG&A decreased from 32.1% for the nine months ended September 26, 2015 to 30.5% for the nine months ended September 24, 2016.

The Company incurred $4.6 million of expenses associated with cost reduction and process improvement initiatives in the nine months ended September 26, 2015, as compared to $2.1 million in the nine months ended September 24, 2016. Compensation and benefit costs, excluding performance-based compensation, decreased $2.1 million due to lower staffing levels in the first nine months of fiscal 2016 as compared to the first nine months of 2015. Performance-based incentive compensation expense was approximately $3.0 million in the first nine months of fiscal 2016 as compared to $1.3 million in the first nine months of 2015. Variable commission expense in the first nine months of fiscal 2016 was up $0.6 million as compared to the first nine months of 2015 due to the increased revenues. We recognized a net foreign currency gain in the first nine months of 2016 of $0.7 million due to the Canadian dollar strengthening versus the U.S. dollar in the period; this compares to a net foreign currency loss of $0.8 million in the nine months ended September 26, 2015.

Depreciation and amortization expense in SG&A was down approximately $3.2 million in the nine months ended September 24, 2016, as compared to the nine months ended September 26, 2015 due partially to the prior year write-off of the intangible asset associated with Agenda content.

Facility exit costs and restructuring

During the nine month period ended September 24, 2016, the Company recorded $0.6 million of facility exit costs and restructuring charges, which were all related to severance. During the nine months ended September 26, 2015, the Company recorded $2.5 million of facility exit costs and restructuring charges, of which $2.0 million related to severance.

Impairment Charges

The Company recorded an impairment charge of $2.7 million in the first nine months of 2015 related to the amortizable asset associated with the agenda product category’s digital content and digital delivery development efforts. The Company is focused on the print-based agenda products and does not currently plan to continue to invest in the digital agenda product offerings.

Interest Expense

Interest expense decreased from $14.4 million for the nine months ended September 26, 2015 to $13.3 million for the nine months ended September 24, 2016. The decrease in interest expense was related to reduced cash interest expense of $1.2 million associated primarily with a $20.6 million lower average outstanding debt balances in the first nine months of the current year. Approximately $13.0 million of the reduction in the average outstanding debt balance was related to the Company’s term loan debt. A $0.2 million reduction in unused ABL line fees also contributed to the decrease in cash interest expense. This decrease was partially offset by $0.1 million of additional non-cash interest expense and amortization of debt fees during the nine months ended September 24, 2016 as compared to the nine months ended September 26, 2015.

Loss on Early Extinguishment of Debt

In the third quarter of 2015, the Company recorded a non-cash charge of $0.9 million related to the acceleration of the remaining unamortized debt issuance costs associated with the second amendment of its ABL facility. No such charge has been incurred in fiscal 2016 to date.

Gain on Sale of Unconsolidated Affiliate

In the third quarter of fiscal 2016, the Company sold its 35% ownership interest in Carson Dellosa LLC for $9.8 million. The Company recorded a gain on the sale of $9.1 million.

Change in Fair Value of Interest Rate Swap

During the first nine months of fiscal 2016, the fair value of the interest rate swap increased by $0.3 million and, accordingly, a non-cash gain of $0.3 million was recorded. For the nine months ended September 26, 2015, the fair value of the swap increased by less than $0.1 million. As the interest rate swap expired in the third quarter of fiscal 2016, no additional income or loss will be realized during the remainder of fiscal 2016.

Provision for Income Taxes

The provision for income taxes was $4.4 million for the nine months ended September 24, 2016, as compared to a provision for income taxes of $2.5 million for the nine months ended September 26, 2015.

The effective tax rate for the nine months ended September 24, 2016 and the nine months ended September 26, 2015 was 13.6% and 17.9%, respectively. The effective tax rate for the nine months ended September 24, 2016 reflects the tax benefit related to the partial reversal of valuation allowances associated with certain of the Company’s deferred tax assets. The Company’s current estimate of taxable income for fiscal 2016 would allow for the full utilization of both its federal tax net operating loss and its deferred tax asset associated with the unconsolidated affiliate. The tax provision recorded in the nine months ended September 24, 2016, along with the associated accrued income taxes reflected in the current liabilities of the Consolidated Balance Sheets, are expected to be substantially offset by tax benefits recognized against the net loss expected to be generated over the remainder of 2016. The tax expense for the nine months ended September 26, 2015 primarily related to foreign taxes and alternative minimum tax.

Liquidity and Capital Resources

At September 24, 2016, the Company had net working capital of $146.4 million, an increase of $8.1 million as compared to the nine months ended September 26, 2015. The Company’s capitalization at September 24, 2016 was $299.0 million and consisted of total debt of $187.3 million and stockholders’ equity of $111.6 million.

Net cash used in operating activities was $45.4 million and $54.6 million for the nine months ended September 24, 2016 and September 26, 2015, respectively. The decrease in cash used by operating activities was related to a year-over-year increase in the net income for 2016 and lower average net working capital levels in the first nine months of 2016 versus the first nine months of 2015. While net income increased by $25.5 million in the nine months ended September 24, 2016, as compared to the nine months ended September 26, 2015, $21.9 million of the increase was attributable to a reduction in non-cash items, most notably depreciation, amortization, gain on sale and impairment charge. A year-over-year increase in accounts payable of $10.8 million is primarily related to timing.

Net cash used in investing activities was $1.8 million and $9.6 million for the nine months ended September 24, 2016 and September 26, 2015, respectively. The year-over-year variance is primarily attributable to $9.8 million of proceeds received from the sale of our investment in an unconsolidated affiliate. For full year fiscal 2016, the Company expects cash used in investing activities related to property, plant, equipment, and product development to range from $16.0 million to $17.0 million as compared to a full year actual amount of $14.1 million in calendar 2015. The anticipated full year increase is related to the implementation of a new phone system, which will provide necessary functionality and feature enhancements to our call centers and other key business application tools to improve operating effectiveness. The implementation of the new phone system began during the nine months ended September 24, 2016.

Net cash provided by financing activities was $40.8 million and $65.2 million for the nine months ended September 24, 2016 and September 26, 2015, respectively. In both periods, the net cash from financing activities represents combined net borrowings from the ABL Facility, partially offset by paydowns of our Term Loan facilities. These net borrowings were used to fund the Company’s cash used in operations and investing activities. Outstanding borrowings on the ABL Facility were $50.6 million as of September 24, 2016, while the excess availability on that date for the ABL Facility was $70.1 million. We expect the outstanding ABL borrowings of $50.6 million to be repaid with positive operating cash flows over the remainder of 2016. The Company’s remaining gross Term Loan balance as of September 24, 2016 was $122.2 million.

The Company’s ABL Facility and Term Loan contain customary events of default and financial, affirmative and negative covenants. The Company was in compliance with all such covenants during the three and nine month periods ended September 24, 2016. Based on current projections, the Company believes it will maintain compliance with these covenants throughout the next twelve months.

We believe that our cash flow from operations and borrowings available from our existing credit facility will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the next twelve months.

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

Inflation

Inflation, particularly in areas such as wages, healthcare and energy costs, has had and is expected to have an effect on our results of operations and our internal and external sources of liquidity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 24, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.	Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC. (Registrant)

November 1, 2016	/s/ Ryan M. Bohr
Date	Ryan M. Bohr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 1, 2016	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 24, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.