Form 10-K
period 2016-12-31
SCHOOL SPECIALTY INC
filed 2017-03-15
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from                     to

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 25, 2016 was $64,443,300. As of February 28, 2017 there were 1,000,004 shares of the Registrant’s common stock outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

INCORPORATION BY REFERENCE

Part III is incorporated by reference from the Proxy Statement from the Annual Meeting of Shareholders to be held on June 8, 2017.

PART I

Item 1.	Business

Unless the context requires otherwise, all references to “School Specialty,” “SSI,” the “Company,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. Effective December 26, 2015 the Company changed its fiscal year end from the last Saturday in April to the last Saturday in December. The December 27, 2015 to December 31, 2016 period will be referred to as “fiscal 2016” in this report. The April 26, 2015 to December 26, 2015 period will be referred to as the “short year 2015” in this report. Prior to April 26, 2015, our fiscal year ended on the last Saturday in April of each year. In this Annual Report, we refer to these fiscal years by reference to the calendar year in which they ended (e.g., the fiscal year ended April 25, 2015 is referred to as “fiscal 2015”).

Company Overview

School Specialty is a leading distributor of supplies, furniture, technology products, supplemental learning products (“instructional solutions”) and curriculum solutions, primarily to the education marketplace. The Company provides educators with its own innovative and proprietary products and services, from basic school supplies to 21st century classroom designs to Science, Reading, Language and Math teaching materials, as well as planning and development tools. Through its nationwide distribution network, School Specialty also provides its customers with access to a broad spectrum of well-recognized, third-party brands across its product categories. This assortment strategy enables the Company to offer a broad range of products primarily serving the pre-kindergarten through twelfth grade (“PreK-12”) education market at the state, district and school levels. The Company is expanding its presence beyond the education market by establishing relationships with e-tailers and retailers and marketing a sub-set of its offering to healthcare facilities and the purchasing organizations that serve them. School Specialty offers its products through two operating groups: Distribution and Curriculum.

We believe our Distribution group offers educators the broadest range and deepest assortment of basic school supplies, instructional solutions, furniture and equipment, technology products, physical education products, and other classroom and school equipment available from a single supplier. This breadth of offering and unique positioning creates competitive advantages in our ability to aggregate an assortment of products to meet customer requirements across multiple categories. This group further differentiates itself through its distribution network and nationwide sales force, able to reach substantially all schools nationwide, as well as the Canadian marketplace. Another core differentiator is our commitment to innovation, which is achieved by working with teachers, administrators and other subject matter experts to develop proprietary products that result in innovative approaches to student development and learning.

Our Curriculum group develops proprietary curriculum programs to help educators deepen students’ subject matter understanding and accelerate the learning process. This group offers curriculum and supplemental learning solutions for science, reading and math and works with teachers and educators to drive new offerings based on standards, such as Common Core State Standards and Next Generation Science Standards, as well as its own and third-party customized products for various grade levels (primarily PreK-12). The Curriculum group also offers a number of innovative and highly targeted teaching solutions for educators designed to help students who are performing below grade level or who could benefit from supplemental instruction in a specific area of learning. This group continues to expand its portfolio of instructional programs, combining print-based and digital instructional and assessment tools to deliver value to educators and build competitive advantages in the marketplace.

Across both groups, we reach our customers through a sales force of approximately 350 professionals (approximately 100 of which are inside sales representatives), 8.3 million catalogs, and our proprietary e-commerce websites. In fiscal 2016, we believe we sold products to approximately 63% of the approximately 138,000 schools in the United States and we believe we reached a majority of the 3.5 million teachers in those schools. For fiscal 2016, we generated revenues of $656.3 million.

The following is a more complete description of our two operating groups, or segments. Financial information about our segments, as well as geographic information, is included in Note 16 under Item 8, Financial Statements and Supplementary Data.

Distribution Segment. Our Distribution segment provides a wide assortment of products, solutions and services primarily to the PreK-12 education market, e-tail and retail channel partners, and to the healthcare market. Products include a comprehensive line of everyday consumables, specialized supplies, indoor and outdoor furniture and equipment, technology products, instructional teaching materials, and planning and organizational products, among others. Distribution products are sold via a nationwide sales force and distribution network, with reach to the majority of schools throughout the United States. Distribution products are also sold direct to teachers and to consumers through the Company’s various e-commerce platforms. Distribution products are grouped into five product categories which include:

•	Supplies

•	Furniture

•	Instructional Solutions

•	Student Organization and Planning Products

•	A/V Technology

By working closely with school administrators, teachers and other educators, the Distribution segment employs a curation strategy, offering a solutions-based approach across multiple product categories. The Company helps schools with their purchasing decisions by offering a suite of value-added products and services to fit within budget parameters, while also helping to manage supply chain issues, and back-to-school logistics to help school administrators save both time and money. This segment also offers project management and design services through its Project by Design® team (“PbD”), for both school refurbishment and new construction projects. As an end-to-end solution provider for schools, PbD is able to help schools outfit both indoor and outdoor school facilities with state-of-the-art furniture and equipment, while also serving as a single source for additional proprietary and/or third-party branded products.

Distribution products include both proprietary branded products and other national brands. Among the segment’s well-known proprietary brands are Childcraft®, Sax® Arts & Crafts, Califone®, Premier AgendasTM, Classroom Select®, Sportime®, Abilitations®, Hammond & StephensTM, SPARK®, Brodhead Garrett®, School Smart®, Royal Seating®, and Projects by Design®. Distribution products and services accounted for approximately 84% of our revenues for fiscal 2016.

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

A team of approximately 20 product development associates leverage long-standing relationships with outside developers, authors, co-publishing strategic partners and consultants to develop educational products and solutions that meet curriculum standards and improve classroom teaching effectiveness.

Our product portfolio is guided by PreK-12 curriculum standards, which can vary by state. However, there is a consistency throughout the portfolio that allows for the creation of nationally marketed programs that can be customized to meet state-specific curriculum standards where needed. We believe our Curriculum segment provides a broad collection of educational programs that effectively combines supplemental curriculum solutions, academic planning and organization, inquiry based (hands-on) learning, comprehensive learning kits, extensive performance assessments, and consultant-led or web-delivered teacher training. New reading solutions, for example, combine research proven materials, technology, and teaching methods to create dynamic, systematic, and individualized instruction. Additionally, when applicable these solutions are designed to address Common Core State Standards at various grade levels as well as Next Generation Science Standards.

Our Curriculum segment product lines include Delta Education®, FOSS®, CPO ScienceTM, Frey Scientific®, Educator’s Publishing Service®, Academy of Reading®, Academy of Math®, Wordly Wise 3000®, Explode the Code®, ThinkMath!TM, Making Connections® and S.P.I.R.E®. Our Curriculum products accounted for approximately 16% of our revenues in fiscal 2016.

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

Industry Overview

The United States PreK-12 education market is a large industry that has historically exhibited attractive and stable growth characteristics, despite fluctuations in the U.S. economy. For example, during the recessions of 1981-1983, 1991-1992 and 2001-2002, PreK-12 education funding in the United States grew at compound annual growth rates (“CAGRs”) of 5.3%, 5.0% and 4.7%, respectively. However, the significant downturn in the general economy from 2008 through 2013 resulted in education spending ranging from flat to low single digit growth rates (0.1% to 1.8%). Total expenditures for public elementary and secondary education were $590 billion in 2008-2009 and grew to $613 billion in 2012-2013, or a 1.0% CAGR, according to the National Education Association (“NEA”). Since 2012-2013, however, total expenditures have increased to $662 billion through 2014-2015, or a CAGR of 3.9%, according to the Rankings of States 2015 and Estimate of School Statistics 2016 published by the NEA in 2016. The NEA estimates that total expenditures increased to $675 billion in 2015-2016. Over the long-term, we expect total educational expenditures (excluding capital outlays and interest on debt) to continue to increase at mid-single digit growth rates based on projections from both the NEA and the National Center for Education Statistics (“NCES”).

Public education funding for school districts during 2014-2015 came from three major sources: state funding which provided about 44%; local funding which provided about 44%; and federal funding which provided about 12%. State funding for elementary and secondary education is generally allocated to school districts by formulas, typically based on number of pupils. State general funding expenditure budgets are projected to grow 4.3% in 2017, with a majority of the increase allocated to the two largest areas of state general funding expenditures, PreK-12 education and Medicaid. While there is significant variation within individual states, forty-one states have enacted budgets for fiscal 2017 with higher general fund spending levels as compared to fiscal 2016 according to the National Association of State Budget Officers. The majority of the funding provided by local governments is from property taxes. Local tax revenues have been relatively flat according to the most recent data from NEA; however, increases in 2016 housing starts and projected increases in new home sale prices could be expected to drive up property tax collections and local tax revenue. The two largest programs providing federal funding are the No Child Left Behind Title I Grants to school districts and the IDEA Special Education State Grants.

According to the NCES, enrollment in public and private elementary and secondary schools has had slow and steady growth over the past 15 years with a CAGR of 0.4% and is projected to grow at a CAGR of 0.5% through 2024. Specifically, NCES projects that public and private PreK-12 enrollment will rise from $55.0 million in the 2012-2013 school year to $57.9 million by the 2024-2025 school year. At the same time, per pupil expenditures are expected to rise each year. Expenditures in public elementary and secondary schools were $11,640 per pupil in 2014-2015 and are expected to rise to $12,460 per pupil, in constant dollars, by 2024-2025.

There is increased activity at the federal level to increase investments in education, with a renewed focus on early learning. We believe there is also increasing demand for new school construction and retrofits. This belief is supported by industry reports from McGraw-Hill that indicate the amount of new K-12 school construction spending is expected to grow from an estimated $24 billion in 2014 to $36 billion by 2017. This growth in construction spending is related to a combination of higher enrollment levels and the impact of lower investment levels in recent years as maintenance construction projects were deferred and school districts placed an additional number of students into its existing facilities.

Our focus within the North America PreK-12 education market is on basic school supplies, indoor and outdoor furniture and equipment, technology solutions, instructional solutions and curriculum-based teaching materials in targeted subject areas. Our customers are teachers, curriculum specialists, individual schools and school districts who purchase products, instructional programs and materials, and teacher resources for school and classroom use. Our customers are also parents who purchase similar products for their children via our proprietary e-commerce platform or those of our e-tail/retail channel partners, as well as administrators in various healthcare related markets. The educational products and equipment market is highly fragmented with many retail and wholesale companies providing products and equipment, a majority of which are family- or employee-owned, regional companies. However, the market is also served by several large, well-recognized, national companies.

The standards-based curriculum market is highly competitive and School Specialty competes with several large, well-known education companies as well as smaller, niche companies. In certain states, Curriculum purchases are heavily influenced by statewide adoptions which typically occur on multi-year cycle; in open territory states, Curriculum decisions are more often made at the district level. According to industry reports from the American Association of Publishers and Education Market Research, the K-12 Curriculum market was estimated to be $10 billion in 2014 and is expected to grow to in excess of $11 billion by 2017.

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

Large Product Offering and Recognized, Proprietary Brands. Providing access to over 100,000 items ranging from classroom supplies, school furniture and playground equipment, technology solutions and both standards-based and supplemental curriculum solutions, we believe we are a leading national provider of a broad range of supplemental educational products and equipment to meet substantially all of the needs of schools and teachers in the PreK-12 education market. Our products include over 20 proprietary brands, as well as many widely recognized third-party brands. Our breadth of offerings creates opportunities to repurpose or repackage traditional supplemental materials with supplemental curriculum solutions into kits or groups of related items that our customers value. In addition, we believe we offer many of the most established brands in the industry that are recognized by educators across the country, with some brands more than 100 years old. Our assortment strategy, which combines our proprietary brands with other trusted third-party brands to create comprehensive offerings in a broad range of product categories, enables us to serve our customers in a manner that we believe is unmatched in the industry. As such, we are in a position to leverage our depth, breadth and brand portfolio to further penetrate key product categories. Over 40% of our revenues are derived from our proprietary products, including the majority of our curriculum segment products; typically, our proprietary products generate higher margins than our non-proprietary products.

Strong Customer Reach and Relationships. We have developed a highly integrated, three-tiered sales and marketing approach, consisting of: a national sales force; paper-based catalogs and digital marketing campaigns; and our proprietary e-commerce websites. We believe this approach provides us with a unique ability to reach teachers and curriculum specialists as well as school district and individual school administrators. The wide assortment of products and solutions we offer has enabled us to establish strong and long-standing relationships with many of the largest school districts across the United States and Canada. We reach our customers through the industry’s largest sales force of approximately 350 professionals (approximately 100 of which are inside sales representatives), catalog mailings and our proprietary e-commerce websites. In fiscal 2016, we estimate that we sold products to approximately 63% of the estimated 138,000 schools in the United States and reached a majority of the 3.7 million teachers in those schools. We also estimate that, on average, we have enjoyed more than a 10-year relationship with our top accounts, and have recently invested in building our inside sales force to improve our nationwide coverage. We utilize our extensive customer databases to selectively target the appropriate customers for our catalog offerings and digital marketing campaigns. Additionally, we have invested heavily in the development of our e-commerce websites, which provide broad product offerings and which we believe generate higher internet sales than many of our education competitors. Revenues derived directly from internet sales, which were approximately 27% of our sales in fiscal 2016 compared to less than 17% of our sales in fiscal 2009, have increased as more school districts and teachers go online to place orders.

Highly Diversified Business Mix. Our broad product portfolio and geographic reach minimize our concentration and exposure to any one school district, state, product or supplier. In fiscal 2016, our top 10 school district customers collectively accounted for just over 8% of revenues and customers within our top state collectively accounted for just over 11% of revenues. For the same period, our top 100 products accounted for slightly less than 12% of revenues. Products from our top 10 suppliers generated just over 30% of revenues in fiscal 2016. We believe this diversification somewhat limits our exposure to state and local funding cycles and to product demand trends, and at the same time, opens up opportunities for growth as educational spending increases, both with current and new customer accounts.

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

Strong Cost Controls and Focus on Working Capital. We believe our focus on cost reductions and aggressive management of working capital, are positioning the Company to capitalize on future revenue growth opportunities, irrespective of the economy and school funding levels. In fiscal 2016, several operational improvement initiatives resulted in cost reductions, and greater efficiencies throughout our organization. These initiatives also facilitate effective working capital management and positive cash flow, which provided us with additional resources to invest in key growth areas of our business across both our Distribution and Curriculum business segments. We continue to focus on growing revenues and profits within our Curriculum and Distribution segments by improving both our mix of proprietary products and our operations to enhance the customer experience. We also enjoy a highly predictable working capital cycle, which enables us to effectively manage our capital structure and invest in growth areas of our business and in our infrastructure.

Focus on Growth Opportunities through Transformation Initiatives and Partnerships. We believe we have multiple long-term revenue growth and margin improvement opportunities, including enhancing our sales efforts in under-penetrated states, expanding our private-label business, further developing and refining our educational supplies, furniture, technology and curriculum offerings, optimizing direct marketing campaigns, increasing supply chain efficiency and expanding our product line through strategic distribution relationships. We are actively pursuing partnering opportunities for content development and distribution. We also believe our movement toward a team-based selling model will improve the effectiveness of our go-to-market strategies, better inform our product development efforts and better leverage our deep supplier relationships. Additionally, we have and continue to expand our business outside of school districts by pursuing alternative distribution channels, such as e-commerce and health care markets, which we expect will further increase our brand recognition and lead to additional sales opportunities throughout the upcoming fiscal year and beyond.

Growth Strategy

We have implemented a number of operational changes that have strengthened our operations, lowered our cost structure and improved efficiencies throughout our organization. In fiscal 2016, have realigned our sales, marketing and merchandising organizations to better develop and execute sustainable growth strategies for core product categories or market segments such as early childhood, special needs, physical education, art, furniture, technology, and instructional solutions. Our near-term strategy continues to be focused on the following areas:

•	Optimizing our Distribution Centers to improve customer delivery both in terms of speed and accuracy and to operate at a lower cost;

•	Deploying an innovative team-based selling model that increases and enhances the effectiveness of customer touch points and better leverages our deep product and market expertise;

•	Enhancing product management and marketing capabilities to promote our innovation and breath of offerings and bring new and innovative products to market;

•	Continuing to expand alternative channels that have annual purchasing cycles that will lessen our reliance on the heavy back-to-school spending season;

•	Introducing new and innovative curriculum-based training solutions and incorporating products, services and consulting that address the increased need for school safety and security;

•	Identifying and exiting product lines with inadequate returns, while focusing on higher-margin, growth oriented product lines and categories;

•	Continuing to invest in technologies to improve our customer service capabilities throughout all business areas to improve the customer experience;

•	Continuing to build out our digital solutions and bundled packages, while enhancing our e-commerce platform; and

•	Driving a culture that focuses on accountability and collaboration towards the attainment of our growth and margin improvement objectives.

The Company’s longer term initiatives are intended to enhance organic growth, improve margins, and better evaluate capital investments and allocation of resources. Among the key initiatives are:

•	Developing multi-year customer retention and growth plans by geography, category and product lines;

•	Upgrading our IT systems and related technologies to create efficiencies within our organization, streamline processes, and provide insights that will enable us to better service customer needs;

•	Identifying potential acquisition opportunities which would synergistically enhance the revenue and EBITDA of the Company;

•	Leveraging our breadth of products to expand into new markets and customer segments, and expanding our product offering where appropriate; and

•	Improving communication, both internally and externally to educate all parties on our business operations, product and solution offerings and capabilities.

As part of our various initiatives, we are highly focused on generating organic growth within our business, improving our margin structure, lowering our cost basis while making strategic investments in our business and generating higher returns for our stockholders.

Organic Growth. We continue our focus on growing revenues and profits from our existing product lines and possible line extensions. We are cautiously optimistic that demand for our products and services will remain stable and, in certain categories, experience modest growth as industry data suggests school spending will increase over the coming years based on continued growth in student population and spending per student. We plan to increase our share of this spending and organically grow our revenues by:

•	Deploying our team-based sales model that leverages territory sales managers, inside sales representatives, category sales managers and subject matter experts;

•	Optimizing product mix within each category;

•

Leveraging our new Customer Relationship Management (“CRM”) system to more effectively communicate customer and performance information to the sales organization, and collect market and customer intelligence which will enable more effective cross selling throughout the organization to drive balanced growth across our product categories;

•	Unifying and aligning our marketing efforts with sales and merchandising;

•	Enhancing the usability of our website and our web-based marketing initiatives to capture an increasing portion of online customer sales;

•	Developing new and updating current curriculum, supplemental learning and technology solutions in response to education standards and educator needs;

•	Introducing new curriculum-based security solutions that address the increased need for school security solutions;

•	Expanding our reach into markets, such as health-care which purchase a large sub-set of our existing products;

•	Capitalizing on expected upcoming curriculum changes relating to Common Core State Standard and Next Generation Science Standards;

•	Increasing our focus and selling resources in under-penetrated states and districts and;

•	Expanding our relationships with e-tail/retail partners and large purchasing cooperatives.

Margin Improvement. As we grow our revenues, we are seeking to optimize product gross margins through a mix of product innovation, buying programs, more effective margin management and supply chain improvements. Among the key initiatives are:

•	Continuing to expand our private label business through the introduction of new products;

•

Developing and implementing improved strategies related to margin management, including optimization of list prices and discount strategies, managing the mix of items purchased based on line-item, bid pricing versus category discounts, and increasing sales of proprietary items;

•	Improving the effectiveness of our sourcing activities and vendor management to, among other things, negotiate more favorable supplier pricing, terms and conditions;

•	Improving the efficiency of our supply chain activities, and driving overall efficiencies through our company-wide, process excellence initiative;

•	Realizing the benefits of consolidation of distribution centers and elimination of redundant expenses;

•	Utilizing our purchasing scale;

•	Driving new product innovation and introduction of products and solutions across both business segments that will generate better margins and returns; and

•	Eliminating those product offerings that are not justified by the return they provide the Company.

Reduction of Corporate Operating Expenses. We continue to focus on reducing our operating expenses to streamline our business and free up resources to invest in other key areas that will generate top-line growth and improve bottom-line performance. Among the initiatives we are focused on are:

•

Deploying process excellence and the implementation of lean principles across all departments to reduce complexity and improve business processes in a manner that will lower our overall staffing levels and improve operational effectiveness;

•	Simplifying our current ERP environment and lowering related support costs by implementing best in class business applications in conjunction with more efficient business processes;

•	Leveraging shared corporate resources throughout our business segments to lower costs and optimize financial, IT, HR and marketing support; and

•	Refining our sales compensation plans to drive balanced growth across our product categories in a cost-effective manner.

Evaluation of Capital Investment and Allocation: We have identified several areas for investment in fiscal 2017 that will strengthen our operations and back-end support, digital and e-commerce platform and solution sets, and overall systems management capabilities. This will be done as part of continuous improvement initiatives that are underway. We are also in the process of major review of all of our product lines and businesses to determine those with unacceptable or inadequate profitability, while simultaneously analyzing the appropriate solutions to maximize our returns, either from disposition or further capital investment. This analysis is to identify both cost saving drivers and new investment opportunities that will strengthen our bottom-line performance both near- and long-term. The Company also intends to continue to analyze acquisition opportunities which may fill product offering gaps and provide improvement in the revenue and EBITDA of the Company.

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

Our Distribution offerings are focused in the following areas:

Supplies Category: We believe we are the largest marketer of school and classroom supplies into the education market. Through our School Specialty Distribution catalogs, which offer both national brands and many of our proprietary School Smart® products, we provide an extensive offering of basic supplies that are consumed in schools and classrooms as well as in home use. This offering includes office products, classroom supplies, janitorial and sanitation supplies, school equipment, planning and development products, physical education products, art supplies and paper, among others. These products are more commodity-like in nature and require an efficient supply chain and distribution and logistics expertise to be competitive. As a result of our large distribution network and supply chain expertise, our customers view us as a preferred supplier in the Supplies category. Our School Smart private label products are primarily sourced direct from low-cost, overseas manufacturers, which we believe will allow us to enhance our product offering and improve profitability.

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

Instructional Solutions: We believe we are one of the largest marketers of educator supplies and related educational materials and technology solutions, as well as instructional learning materials. Our Instructional Solutions category includes supplemental learning materials (reading, math and science), teaching resources, special needs and special education products and early childhood offerings. Innovation, proprietary products, brand strength and direct marketing are key success factors. These product offerings create opportunity for margin enhancement through innovation and unique assortments.

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

Furniture Category: We believe we are one of the most comprehensive providers of school furniture in the United States, offering a full range of school-specific furniture and equipment, for both in-school, in-classroom and outdoor use. Our offering allows us to equip an entire facility, refurbish a specific location within a school, such as a cafeteria, gymnasium or media center, or to replace individual items such as student desks and chairs. We manufacture award-winning early childhood wood furniture in our Bird-in-Hand® Woodworks facility. We launched a product line of proprietary furniture under our Classroom Select® brand and also provide innovative furniture offerings through our Royal Seating®, Childcraft®, and Korners for Kids® product lines. We are authorized national or regional distributors for leading third-party lines. In addition, we offer our proprietary service, Projects by Design®, which provides turn-key needs assessment and conforming design, budget analysis and project management for new construction projects.

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

Soar Life Products: Leveraging our current product assortment, Soar Life ProductsTM offers thousands of innovative products intended to improve well-being, from early childhood to adults in senior care. The Soar Life offering includes proprietary School Specialty brands, including Childcraft®, Classroom Select®, Sax Arts & Crafts®, Sportime®, Abilitations®, among others, as well as third-party brands. Products span a range of categories and are tailored to address the needs of healthcare organizations, focusing on Arts & Crafts, Physical Activity and Recreational Sports, Furniture, Therapeutic Needs and general supplies, all of which are used by healthcare facilities on a daily basis. Soar Life Products focuses on the healthcare industry, including acute and non-acute settings such as hospitals, long-term care, therapeutic facilities, home care, surgery centers, early childhood and day care centers, physicians’ offices and clinics, both on a direct basis and through third parties.

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

Our products offer reading, math and response to intervention solutions to help K-12 schools close the achievement gap for students who fall below proficiency benchmarks. Our print and technology resources combine to meet the instructional needs of students possessing learning disabilities or who are at risk for reading and math failure. Some of our other innovative teaching materials include Explode the Code®, Making Connections® and Making Connections InterventionTM, Path Driver for Math® and Path Driver for Reading®, Sitton Spelling and WordSkills®, S.P.I.R.E®, and WordlyWise®, among others.

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

Our Distribution segment sales and marketing approach utilizes a sales force of approximately 300 professionals, approximately 40 distinct catalog titles, and School Specialty Online®, an e-commerce solution that enables us to tailor our product offerings and pricing to individual school districts and school administrators. In fiscal 2016 and short year 2015, we took steps to realign our nationwide sales team and our go-to-market strategy, which also included the expansion of an inside sales team and the implementation of a team-based selling model focused on driving growth through increased customer penetration.

In the Supplies category, we leverage our national sales force, which we believe represents the largest distribution network in the market, and our supply chain expertise, to reduce our customers’ cost of acquisition in the most commonly purchased, highest volume commodity items used by schools. In the Instructional Solution category, we market our products through direct marketing channels and leverage category specific sales personnel. We compete by offering deep assortments in the most commonly purchased products, by leveraging our size to reduce product costs, and by driving customer retention and acquisition through sophisticated database analytics. In the Furniture category, our unique Projects by Design® service gives us significant competitive advantages by providing customers with value-added construction management support, from interior design through installation and field support. In the non-project related segment of furniture, we capitalize on relationship selling through a direct sales force we believe is among the largest in the market.

Schools typically purchase educational supplies and supplemental educational products based on established relationships with relatively few vendors. We seek to establish and maintain these critical relationships by assigning accounts within a specific geographic territory to a territory sales manager who is supported by inside sales, category specialists and a customer service team. The sales managers frequently call on existing customers to ascertain and fulfill their supplemental educational resource and basic supply needs. The customer service representatives maintain contact with these customers throughout the order cycle and assist in order processing.

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

Our Curriculum segment sales and marketing approach utilizes a field sales force of approximately 50 professionals. The sales coverage is nationwide, with the largest student populated states served by a larger contingent of sales professionals. The field and inside sales associates are supported by 10 targeted catalogs and our brand-specific websites to deliver premium educational products to teachers and curriculum specialists.

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

Internet Operations. Our internet channel activities through www.schoolspecialty.com are focused on enhancing customer loyalty, driving down cost by receiving more orders electronically and creating a customer self-service portal. Our brands are available through our website which allows our customers a single access point for purchasing. Our systems provide functionality to meet the specific needs of school districts and school customers, who generally purchase Distribution products, as well as the needs of individual teachers and curriculum specialists, who tend to buy Curriculum products. Our website allows our customers to manage funding through the use of purchase order spending limits, approval workflows, order management and reporting. In addition, we offer schools and school districts the ability to fully integrate their procurement systems with our website, which gives us another important link to our customers and a significant competitive advantage. It also includes other features that are more helpful to teachers, curriculum specialists and others with more sophisticated online ordering needs, including product search, custom catalogs and email notification, allowing users to have access to the full line of School Specialty products. We have maintained an electronic ordering system for the past 20 years and offer e-commerce solutions directed exclusively at the education market. Each of our Curriculum product lines has a dedicated website for its own products. We also continue to explore expanding our offerings provided through third party internet sources. As such, we have a relationship with Amazon.com under which we offer our propriety branded products through the Amazon.com shopping portal. We believe that this channel allows us to reach educators, consumers and segments of the education space that we did not reach previously. Over the past two years, we have significantly invested in our ecommerce platform to improve website functionality, make the online ordering process easier and faster and improve the overall customer experience, which we believe will help us grow organically.

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

Private Label Product. We launched the School Smart® brand in 2005. Since that time we have focused our strategy on providing a private brand alternative for educators, using a combination of off-shoring and out-sourcing of products. In fiscal 2016, our revenue for School Smart branded products was approximately $52 million. We continue to evaluate the balance of branded and private brand products and we believe that there are additional opportunities to grow sales through new products, product line extensions and new product configurations.

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

In order to maintain the proprietary nature of certain furniture products, we operate one manufacturing facility. Our Lancaster, Pennsylvania plant manufactures wood furniture for our early childhood offerings. Products that we manufacture accounted for less than 10% of sales during fiscal 2016, the thirty-five week transition period ended December 26, 2015, fiscal 2015, and fiscal 2014.

Over the past two years, through a series of initiatives, we have realigned our Distribution Centers and warehouses to efficiently serve the majority of our customers and effectively access key suppliers. We have also invested significantly in lean manufacturing principles and upgraded technology and logistics platforms, which have strengthened our operational footprint, enabling us to provide better, more accurate and faster shipments to our customers. This remains one of our key corporate priorities.

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

We have implemented a common enterprise resource planning (“ERP”) platform across all of our businesses. This platform primarily includes software from Oracle’s E-Business suite. One of the major benefits from the common ERP platform is the consolidation of both product and customer information, which is designed to enhance our ability to execute our sales and marketing strategies. In addition, by utilizing common business systems across the Company, we have improved business processes, reduced cycle time and enhanced integration between the business units. We believe the technologies of the systems will readily support continued growth and integration of our existing businesses. Our distribution centers utilize interfaced warehouse management software to manage orders from our ERP and legacy systems.

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

Employees

As of February 25, 2017, we had approximately 1,156 full-time employees. Since the beginning of fiscal 2015, we have reduced the number of full-time employees by nearly 300 as we have integrated and aligned core function areas across the Company, such as operations, supply chain management, procurement and logistics, marketing, finance, information technology and human resources. Additionally, to meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Backlog

We had no material backlog at December 31, 2016. Our customers typically purchase products on an as-needed basis.

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

We are highly leveraged. As of December 31, 2016, we had $137 million of reported total debt, or $142 million of gross debt, which excludes debt issuance costs and original issue discount. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

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

Our growth strategy and profitability depend in part on growth in the student population and expenditures per student in PreK-12 schools. The level of student enrollment is largely a function of demographics, while expenditures per student are affected by federal, state and local government budgets. In addition, the softening of state and local tax collections may result in reduction to school funding, and thus, school budgets. In school districts in states that primarily rely on local tax proceeds for funding, significant reductions in those proceeds for any reason can restrict district expenditures and impact our results of operations. Any significant and sustained decline in student enrollment and/or expenditures per student could have a material adverse effect on our business, financial condition, and results of operations. Because school budgets are fixed on a yearly basis, any shift by schools in expenditures during a given fiscal year to areas that are not part of our business, such as facility operating costs and employee related expenditures, could also materially affect our business.

A decline in school spending will impact our ability to maintain operating margins.

Until achieving revenue growth over the two most recent reporting periods, we had seen a decline in our operating margin, primarily as a result of our revenue declines, which we believe are primarily related to the continued school spending cuts. The Company will pursue further cost reductions if school spending declines significantly from current levels, but the Company does not intend to cut costs in areas that it believes could have a significant impact on future revenue growth. To the extent we are unable to identify additional cost reductions that can be made consistent with our strategy and the weakness in school spending persists, our operating margin may continue to decline. Additionally, spending declines can cause schools to consider purchasing lower priced products, which will lower the Company’s operating margins.

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

The seasonal purchasing patterns of our customers, the fact that our customers typically purchase products on an as-needed basis, and the lack of visibility into education funding levels if state budgets are delayed make it difficult for us to accurately forecast our revenue stream, which may vary significantly from period to period. Third parties that may seek to project our future performance face similar difficulties. The difficulty in accurately forecasting our revenue increases the likelihood that our financial results will differ materially from any projected financial results. Any shortfall in our financial results from our, or third-party, projected results could cause a decline in the trading price of our common stock.

We may have a material amount of intangible assets which are potentially subject to impairment.

At December 31, 2016, intangible assets represented approximately 20% of our total assets. We are required to evaluate goodwill for impairment on an annual basis and other intangibles if indicators of impairment exist. As discussed in Note 8 to the consolidated financial statements in Item 8 of this report, the Company recorded an impairment charge of $2.7 million in fiscal 2015 related to definite-lived intangible assets. Goodwill and intangible assets are evaluated based on a fair value assessment of these assets. The fair value assessments of these assets are based on significant assumptions, including earnings projections and discount rates. Changes in these assumptions can have a significant impact on the fair value assessment and the resulting conclusion as to any potential asset impairment and the amount of any such impairment.

We have a material amount of capitalized product development costs which might be written-down.

We had capitalized product development costs of $12.2 million, $17.1 million, and $19.6 million at December 31, 2016, December 26, 2015, and April 25, 2015, respectively, related to internally developed products, which are amortized to expense over the lesser of five years or the product’s life cycle. Any changes in the estimated sales volume or life cycle of the underlying products could cause the currently capitalized costs or costs capitalized in the future to be impaired. In fiscal 2016 and fiscal 2015, we recorded write-downs of capitalized product development costs of $1.3 million and $3.8 million, respectively.

Our operations are dependent on our information systems.

We have integrated the operations of our divisions and subsidiaries on a single ERP, which operates on a system located at our third-party hosted ERP system provider’s facilities. The system relies on continuous telecommunication connections to the main computers. If any of these connections becomes disrupted, or unavailable, for an extended period of time, the disruption could materially and adversely affect our business, operations and financial performance.

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

Our corporate headquarters is located in a leased facility. The lease on this facility expires in April 2021. The facility is located at W6316 Design Drive, Greenville, Wisconsin, a combined office and warehouse facility of approximately 332,000 square feet, which also services both our Curriculum and Distribution segments. In addition, we leased the following principal facilities as of February 28, 2017:

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Bellingham, Washington (1)	25,000	Leased	31-Jul-20
Cambridge, Massachusetts (2)	5,200	Leased	30-Apr-18
Cameron, Texas (1)(4)	277,000	Leased	31-Mar-17
Lancaster, Pennsylvania (3)	73,000	Leased	30-Jun-20
Lancaster, Pennsylvania (1)	125,000	Leased	30-Jun-20
Mansfield, Ohio (3)	315,000	Leased	31-Oct-20
Nashua, New Hampshire (2)	348,000	Leased	31-Dec-18

(1)	Location primarily services the Distribution segment
(2)	Location primarily services the Curriculum segment.
(3)	Location services both business segments.
(4)	Lease automatically renews for a six month term unless notice is provided.

The 73,000 square foot Lancaster, Pennsylvania facility is used for manufacturing wood products. The other facilities are distribution centers and/or office space. We believe that our properties are adequate to support our operations for the foreseeable future. We regularly review the utilization of our facilities to identify consolidation opportunities.

Item 3.	Legal Proceedings

The Company is not currently party to any material pending legal proceedings, other than routine litigation incidental to the Company’s business in the ordinary course.

Item 4.	Mine Safety Disclosure.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 28, 2017, the following persons served as executive officers of School Specialty:

Name and Age of Officer
Joseph M. Yorio Age 52	Mr. Yorio joined the Company as its President and Chief Executive Officer and a member of the Board of Directors in April 2014. Prior to joining the Company, Mr. Yorio served as President and Chief Executive Officer of NYX Global LLC, a business services and consulting company, from January 2011 to April 2014. Concurrently, he also performed the duties and responsibilities of Managing Director for Vertx (a NYX Global client), a developer, manufacturer, marketer and distributor of tactical and outdoor apparel and equipment. Prior to that, Mr. Yorio was President from March 2009 to December 2010 and Chief Executive Officer from June 2009 to December 2010 of Xe Services LLC (now known as Academi), a private aerospace and defense company. In addition, Mr. Yorio previously held a variety of executive, operations and sales positions primarily focused on distribution and logistics. He served as the Vice President, U.S. and North American Air Hub Operations with DHL Express, where he was responsible for sortation, inbound and outbound freight from the largest private airport in North America servicing the global markets. Prior to that, he was President of the Central Midwest Division of Corporate Express, one of the world’s largest business-to-business suppliers of essential office and computer products and services, where he led a self-sustaining operating division that included six distribution centers. He also served in the U.S. Army as a 75th Ranger Regiment and Special Forces officer and is a medically retired combat veteran. Mr. Yorio holds a B.A. degree in psychology from Saint Vincent College, a Master’s Certificate in executive leadership from Cornell University, S.C. Johnson Graduate School of Management, and an M.B.A in management from Florida Institute of Technology, Nathan M. Bisk College of Business.
Ryan Bohr Age 43	Mr. Bohr has served as Executive Vice President and Chief Financial Officer of the Company since October 2014. Prior to joining the Company, Mr. Bohr served as Chief Executive Officer of Fresh Matters LLC, an early stage specialty beverage company, from January 2014 to October 2014 after serving as an operations advisor to the Company during 2013. Prior to that, Mr. Bohr was a Partner at Hilco Equity Partners, a private equity firm focused on special situations, where he worked from March 2003 to December 2012. While with Hilco Equity, Mr. Bohr played a key role in all aspects of the Fund’s activities, including fundraising, day-to-day operations for certain portfolio companies and execution of the firm’s investment strategy across the consumer and industrial industries. In addition, Mr. Bohr has previously held other senior operating and financial positions and worked in private equity, investment banking and public accounting for several years. Mr. Bohr holds a BBA degree in accounting from the University of Notre Dame and earned the CPA designation in 1996.
Edward J. Carr, Jr. Age 50	Mr. Carr has served as Executive Vice President and Chief Sales Officer of the Company since January 2015. Prior to joining the Company, Mr. Carr served as Corporate Vice President of Sales with Reinhart Foodservice (RFS), LLC, a multi-billion dollar foodservice distribution company with over 30 distribution centers serving independent and chain restaurants, schools and healthcare facilities throughout the United States, from January 2014 to January 2015. In this position, he was responsible for managing the RFS’s largest customer accounts and developing and overseeing the national go-to-market strategy and sales force. Mr. Carr served as the RFS Board member on the Boards of Directors for the International Foodservice Distributors Association (IFDA) and the Distribution

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
Todd A. Shaw Age 51	Mr. Shaw has served as the Executive Vice President, Operations of the Company since December 2014. Mr. Shaw previously served as the Company’s Vice President, Operational Excellence and Continuous Improvement from July 2014 to November 2014. Prior to joining the Company, Mr. Shaw served as Vice President of Operations of Prolitec Inc., a provider of air treatment and indoor air quality technologies from September 2011 to July 2014. Prior to that, Mr. Shaw served as Chief Operating Officer of NYX Global LLC, a business services and consulting company, from October 2010 to September 2011. From May 2009 to October 2010, Mr. Shaw served as Senior Vice President of Facility Services and Logistics of Xe Services LLC (now known as Academi), a private aerospace and defense company. Earlier in his career, he worked primarily in operational roles, serving as Division Manager with Shorr Packaging Corporation, Vice President of Operations with Corporate Express, and Area Operations Director with Unisource Worldwide. Mr. Shaw attended the University of Wisconsin—Platteville where he studied criminal justice.
Kevin Baehler Age 53	Mr. Baehler has served as Senior Vice President, Corporate Controller and Chief Accounting Officer of the Company since October 2014. Mr. Baehler joined the Company in 2004 as Corporate Controller, and was promoted to Vice President, Corporate Controller in 2007. From June 2007 to April 2008, he served as interim Chief Financial Officer. In April 2008, after stepping down as interim Chief Financial Officer, he was appointed to the position of Senior Vice President, Corporate Controller. From January 2014 to October 2014, he served as interim Chief Financial Officer. Since joining the Company, he has been responsible for all aspects of the Company’s financial reporting process. Prior to joining the Company, Mr. Baehler spent six years with GE Healthcare, a division of General Electric Company in various financial positions, most recently as Assistant Global Controller. Mr. Baehler obtained his undergraduate degree in accounting from the University of Wisconsin – Whitewater and he is a Certified Public Accountant.

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

Market Information

The Company’s common stock trades on the OTCQB market place of the OTC Market Groups under the symbol “SCOO”. The table below sets forth the reported high and low closing sale prices for shares of our common stock, during the indicated quarters.

Fiscal 2016	High	Low
Quarter ended March 26, 2016	$103.99	$70.00
Quarter ended June 25, 2016	107.00	100.00
Quarter ended Sepember 24, 2016	102.00	97.00
Quarter ended December 31, 2016	112.00	87.00

Short Year 2015	High	Low
Quarter ended July 25, 2015	$101.00	$92.50
Quarter ended October 24, 2015	92.50	82.00
Nine weeks ended December 26, 2015	82.00	74.00

Fiscal 2015	High	Low
Quarter ended July 26, 2014	$121.00	$107.00
Quarter ended October 25, 2014	120.50	118.00
Quarter ended January 24, 2015	120.00	110.25
Quarter ended April 25, 2015	110.25	95.00

Holders

As of February 28, 2017, there were approximately 60 record holders of the common stock of the Company.

Dividends

We have not declared or paid any cash dividends on our common stock to date. We currently intend to retain our future earnings to pay down debt, finance the growth, development and expansion of our business or for other endeavors deemed prudent. Accordingly, we do not expect to pay cash dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is restricted or prohibited from time to time by financial covenants in our credit agreements and debt instruments. Our asset based lending facility and our term loan credit agreement contains restrictions on, and in some circumstances, may prevent our payment of dividends.

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

The total return calculations set forth below assume $100 invested on October 30, 2013, which is the first date on which shares of the Successor Company were traded. The total return calculations assume the reinvestment of any dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through December 31, 2016. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

	10/30/13	1/31/14	4/26/14	7/31/14	10/31/14	1/31/15	4/25/15	7/31/15	10/30/15	12/26/15	3/26/16	6/25/16	9/24/16	12/31/16
School Specialty, Inc.	100.00	89.77	125.06	136.36	136.36	123.01	113.52	105.11	88.47	84.09	113.64	113.64	113.64	113.64
Russell 3000	100.00	101.93	106.36	110.34	115.67	115.17	123.33	122.79	120.86	120.07	118.46	119.81	128.56	134.20
Peer Group	100.00	95.23	94.18	98.90	106.17	116.99	129.32	120.61	104.37	97.05	101.73	100.23	108.81	101.73

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Successor Company				Predecessor Company
	Fiscal Year Ended December 31, 2016 (53 weeks)	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015 (52 weeks)	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013 (52 weeks)	Fiscal Year Ended April 28, 2012 (52 weeks)
Statement of Operations Data:
Revenues	$656,322	$504,278	$621,868	$572,045	$58,697	$674,998	$731,991
Cost of revenues	416,394	317,891	393,710	349,845	35,079	411,118	448,977

Gross profit	239,928	186,387	228,158	222,200	23,618	263,880	283,014
Selling, general and administrative expenses	215,227	155,593	232,479	213,144	27,473	267,491	274,967
(Gain) on sale of product line	—	—	—	—	—	—	(4,376)
Facility exit costs and restructuring	1,740	901	6,056	6,552	—	—	—
Impairment charge	—	—	2,713	—	—	45,789	107,501

Operating (loss) income	22,961	29,893	(13,090)	2,504	(3,855)	(49,400)	(95,078)
Interest expense	17,682	12,973	19,599	16,882	3,235	28,600	27,182
Loss on early extinguishment of debt	—	877	—	—	—	10,201	—
Change in fair value of interest rate swap .	(271)	(174)	(45)	483	—	—	—
Refund of early termination fee .	—	—	—	(4,054)	—	—	—
Reorganization item, net	—	—	271	6,420	(84,799)	22,979	—
Early termination of long-term indebtedness .	—	200	—	—	—	26,247	—
Impairment of long-term asset .	—	—	—	—	—	1,414	—
Impairment of investment in unconsolidated affiliate	—	—	—	—	—	7,749	9,012
Gain on sale of unconsolidated affiliate	(9,178)
Expense associated with convertible debt exchange	—	—	—	—	—	—	1,090

Income (loss) before provision for (benefit from) income taxes	14,728	16,017	(32,915)	(17,227)	77,709	(146,590)	(132,362)
Provision for (benefit from) income taxes .	(36)	716	617	258	1,641	(334)	167

Earnings (loss) before losses from investment in unconsolidated affiliate	14,764	15,301	(33,532)	(17,485)	76,068	(146,256)	(132,529)
Losses of unconsolidated affiliate	—	—	—	—	—	(1,436)	(1,488)

Net income (loss)	$14,764	$15,301	$(33,532)	$(17,485)	$76,068	$(147,692)	$(134,017)

Weighted average shares outstanding:
Basic and Diluted	1,000	1,000	1,000	1,000	18,922	18,922	18,878
Earnings (loss) per share of common stock:
Basic and Diluted	$14.76	$15.30	$(33.53)	$(17.49)	$4.02	$(7.81)	$(7.10)

	Successor Company					Predecessor Company
	December 31, 2016	December 26, 2015	April 25, 2015	April 26, 2014		April 27, 2013	April 28, 2012
Balance Sheet Data:
Working capital (deficit)	$130,988	$117,197	$100,595	$111,922		$(30,325)	$89,709
Total assets	287,607	274,489	307,672	334,377		427,573	461,339
Total debt .	137,487	144,259	176,913	161,133		198,302	288,441
Stockholders’ equity (deficit) .	98,119	81,606	66,377	103,057		(79,192)	67,946

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes, included elsewhere in this Annual Report.

Factors Affecting Comparability

Change in Fiscal Year

On April 29, 2015, the Board of Directors of School Specialty, Inc. approved a change in the Company’s fiscal year end from the last Saturday in April to the last Saturday in December. This change became effective on December 26, 2015, resulting in a transition period covering a thirty-five week period ended December 26, 2015 (“short year 2015”). As a result of this change, this MD&A compares the financial results for the fifty-three week year ended December 31, 2016 (“fiscal 2016”) to the unaudited fifty-two week period ended December 26, 2015, as well as comparing the financial results for short year 2015 to the comparable thirty-five week period ended December 27, 2014. See Note 2 of the consolidated financial statements.

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

Accordingly, management has provided a non-GAAP analysis entitled “Non-GAAP Financial Information—Combined Results” for the twelve months ended April 26, 2014. Non-GAAP Financial Information—Combined Results combines GAAP results of the Successor Company for the forty-six weeks ended April 26, 2014 and GAAP results of the Predecessor Company for the six weeks ended June 11, 2013. Management’s non-GAAP analysis compares the Successor Company’s GAAP results for the twelve months ended April 25, 2015 for certain financial items to the Non-GAAP Financial Information—Combined Results.

Background

We are a leading distributor of educational products, services and programs serving the PreK-12 education market across the United States and Canada. We offer more than 100,000 items through an innovative two-pronged marketing and sales approach that targets both school administrators and individual teachers.

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

On May 23, 2013, the Bankruptcy Court entered an order confirming the Reorganization Plan, and a corrected copy of the Reorganization Plan was entered by the Bankruptcy Court on June 3, 2013. The Reorganization Plan became effective on June 11, 2013 (the “Effective Date”). Pursuant to the Reorganization Plan, on the Effective Date, the Company’s existing credit agreements, outstanding convertible subordinated debentures, equity plans and certain other agreements were cancelled. In addition, all outstanding equity interests of the Company that were issued and outstanding prior to the Effective Date were cancelled on the Effective Date. Also on the Effective Date, in accordance with and as authorized by the Reorganization Plan, the Company reincorporated in Delaware and issued a total of 1,000,004 shares of Common Stock of the reincorporated company to holders of certain allowed claims against the Debtors in exchange for such claims. As of June 12, 2013, there were 60 record holders of the new common stock of the reorganized Company issued pursuant to the Reorganization Plan. The Reorganization Plan is described in additional detail above in Item 1, Business. The consolidated financial statements as of and for fiscal 2016, as of and for the thirty five weeks ended December 26, 2015, as of and for the thirty-five weeks ended December 27, 2014, as of and for the year ended April 25, 2015, as of and for the forty-six weeks ended April 26, 2014 and any references to “Successor” or “Successor Company” show the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

Our goal is to grow profitably as a leading provider of supplies, product, services and curriculum for the education market. We have experienced two consecutive years of overall revenue growth. Our revenue growth in fiscal 2016 was balanced in that five or our seven product categories had growth over the fifty-two week year ended December 26, 2015. We expect to continue to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names and distribution capabilities and transforming the Company’s sales and marketing to a team-based selling approach with a balance of new customer acquisition and customer retention, and exploring new markets or revenue streams. New revenue streams include exploring opportunities in areas that could expand our addressable market, such as distribution to non-education customers, expansion into new product categories, continued growth in the alternative channel segment, and potentially, abroad in select international markets. In addition, the Company is committed to continuing to invest in its internal product development efforts in order to expand curriculum-based product offerings.

In fiscal 2016, the Company had revenue of $656.3 million and operating income of $23.0 million, as compared to revenue of $504.3 million and operating income of $29.9 million for the thirty-five week period ended December 26, 2015 and as compared to revenue of $637.5 million and operating income of $1.6 million in the fifty-two week year December 26, 2015. Due to the change in fiscal year, we believe it is more relevant to compare fiscal 2016 results to the comparable period for prior year instead of the thirty-five week period ended December 26, 2015. In fiscal 2015, the Company had revenues of $621.9 million and an operating loss of $13.1 million. The Company had cash flow from operations of $35.5 million in fiscal 2016 as compared to $34.2 million of cash flow from operations for the fifty-two week year ended December 26, 2015. In fiscal 2015, the Company had $5.4 million of cash flow from operations. The changes in the results for fiscal 2016 as compared to the thirty-five weeks ended December 26, 2015 are primarily attributable to the following:

•	The transition period, short year 2015, covered thirty-five weeks, while fiscal 2016 represented a full twelve months (fifty-three weeks); and

•

The change to a fiscal year end in December versus a fiscal year end in April resulted in the thirty five week period which did not include seventeen weeks that, due to our seasonality, historically generate operating losses and, thus, used cash in our operating activities.

In fiscal 2016, the Company’s revenue grew by 3.0% over the fifty-two week period ended December 26, 2015. In short year 2015, the Company’s revenues grew by 3.2% over the comparable thirty-five week period ended December 27, 2014. In fiscal 2015, the Company’s revenue declined 1.4% from combined fiscal 2014. The Company’s most significant revenue growth in fiscal 2016 as compared to the fifty-two week period ended December 26, 2015 was in the Furniture and Science product categories. Gross margin declined in fiscal 2016 as compared to the fifty-two week period ended December 26, 2015 through a combination of product mix and a gross margin rate decline in our Supplies category as a greater percentage of orders are being placed through strategic purchasing agreements which have lower gross margins. These declines have been more than offset by expense reductions.

While remaining focused on lowering costs through consolidation and process improvements, the Company is equally focused on revenue growth and gross margin management. The Company believes the following initiatives will contribute to continued revenue growth, while effectively managing gross margin and operating costs:

•	Successful execution of a new team sell model;

•	Establish momentum with the “21st Century Safe School” concept

•	Improve the effectiveness of margin management;

•	Development of an effective strategy to manage pricing in competitive bidding scenarios;

•	Increase product category specific sales and support expertise;

•	Execute on key platform investments to both drive efficiency and improve customer experiences.

Our business and working capital needs are highly seasonal, and we operate with an objective that schools and teachers receive their products by the start of the school year. As such, our peak sales levels occur from June through September. We expect to ship approximately 50% of our revenue and earn more than 100% of our annual net income from June through September of our fiscal year and operate at a net loss from January through May, and October through December. In anticipation of the peak shipping season, our inventory levels increase during the months of April through June. Our working capital historically peaks in August or September mainly due to the higher levels of accounts receivable related to our peak revenue months. Historically accounts receivable collections are strong in the months of September thru December as over 100% of our annual operating cash flow is generated in those months.

Results of Operations

The following table sets forth our results of operations for fiscal 2016, the unaudited fifty-two week period ended December 26, 2015, the thirty-five weeks ended December 26, 2015, fiscal 2015, the unaudited thirty-five week period ended December 27, 2014, the forty-six weeks ending April 26, 2014, and the six weeks ending June 11, 2013:

	Successor Company						Predecessor Company
	Fiscal Year Ended December 31, 2016 (53 weeks)	(Unaudited) Fifty-Two Weeks Ended December 26, 2015	Thirty-Five Weeks Ended December 26, 2015	(Unaudited) Thirty-Five Weeks Ended December 27, 2014	Fiscal Year Ended April 25, 2015 (52 weeks)	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013
Revenues	$656,322	$637,464	$504,278	$488,682	$621,868	$572,045	$58,697
Cost of revenues	416,394	405,123	317,891	306,478	393,710	349,845	35,079

Gross profit	239,928	232,341	186,387	182,204	228,158	222,200	23,618
Selling, general and administrative expenses	215,227	224,937	155,593	163,135	232,479	213,144	27,473
Facility exit costs and restructuring	1,740	3,117	901	3,840	6,056	6,552	—
Impairment charge	—	2,714	—	—	2,713	—	—

Operating income (loss)	22,961	1,573	29,893	15,229	(13,090)	2,504	(3,855)
Other expense:
Interest expense	17,682	18,838	12,973	13,734	19,599	16,882	3,235
Loss on early extinguishment of debt	—	876	877	—	—	—	—
Early termination of long-term indebtedness	—	200	200	—	—	—	—
Gain on sale of unconsolidated affiliate	(9,178)	—	—	—	—	—	—
Change in fair value of interest rate swap	(271)	(125)	(174)	(93)	(45)	483	—
Refund of early termination fee	—	—	—	—	—	(4,054)	—
Reorganization items, net	—	—	—	271	271	6,420	(84,799)

Income (loss) before provision for (benefit from) income taxes	14,728	(18,216)	16,017	1,317	(32,915)	(17,227)	77,709
Provision for (benefit from) income taxes	(36)	1,348	716	(25)	617	258	1,641

Net income (loss)	$14,764	$(19,564)	$15,301	$1,342	$(33,532)	$(17,485)	$76,068

We have included the unaudited periods in the above table in order to better compare audited results to those results from a comparable period.

Costs of Revenues and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in Cost of Revenues and Selling, General and Administrative Expenses:

Cost of Revenues	Selling, General and Administrative Expenses

•    Direct costs of merchandise sold, net of vendor rebates other than the reimbursement of specific, incremental and identifiable costs and, and net of early payment discounts.

•    Amortization of product development costs

•    Freight expenses associated with moving merchandise from our vendors to fulfillment centers or from our vendors directly to our customers.

•    Compensation and benefit costs for all selling (including commissions), marketing, customer care and fulfillment center operations (which include the pick, pack and shipping functions), and other general adminstrative functions such as finance, human resources and information technology.

•    Occupancy and operating costs for our fulfillment centers and office operations.

•    Freight expenses associated with moving our merchandise from our fulfillment centers to our customers

•    Catalog expenses, offset by vendor payments or reimbursement of specific, incremental and identifiable costs.

The classification of these expenses varies across the distribution industry. As a result, the Company’s gross margin may not be comparable to other retailers or distributors.

Financial Information

As a result of the change in fiscal year effective December 26, 2015, management believes that the comparison of the fifty-three weeks ended December 31, 2016 to the unaudited fifty-two weeks ended December 26, 2015 offers a more useful comparison than comparing the results for the fifty-three weeks ended December 31, 2016 to the results for the thirty-five weeks ended December 26, 2015. See Note 21 of the consolidated financial statements for the comparative statements. This MD&A refers to the fifty-three weeks ended December 31, 2016 as “fiscal 2016”.

Consolidated Results

Overview of Fifty-Three Weeks Ended December 31, 2016 Compared to the Fifty-Two Weeks Ended December 26, 2015

Revenues

Revenue for the year ended December 31, 2016 increased by $18.9 million, or 3.0%, as compared to the fifty-two weeks ended December 26, 2015.

Distribution segment revenues increased 1.6%, or $8.6 million, from the fifty-two weeks ended December 26, 2015. Revenues from our two largest product categories, Supplies and Furniture, increased by $5.5 million and $13.4 million, respectively. These increases were partially offset by declines of $4.7 million and $4.5 million in our AV Tech and Agendas categories, respectively. Growth in art supplies, paper and writing instruments contributed to growth in the Supplies category. Revenue growth in these areas combined with growth of 26.6%, or $6.1 million, through our e-tail channel offset normal spending fluctuations in other areas of our education end market for Supplies. The Furniture category revenue growth was related to increased spending on new school construction and refurbishment projects, strong growth in our private label furniture lines, the introduction of new products and more effective sales and marketing efforts. The Furniture order trends have continued to show strong growth while Supplies category order trends continued to show low single digit growth rates as compared to prior year. Revenues in the AV Tech category are down due to a decrease in demand for the Company’s listening devices; in the prior year, the product category benefited from several large orders driven by common core assessments. As a result, we expect revenue declines in the AV Tech category to lessen in 2017 as we continue to review and improve our offering. The Agendas category has continued to decline as we believe schools have transitioned away from the customized content-rich planners and shifted purchases to lower-priced planners with less customized content or moved away from paper-based planners altogether. While current year order trends for planners have been consistent with internal expectations, we expect the rate of decline for Agenda products to lessen as we more effectively address the market through changes to our product offering and pricing, as well as changes to our sales strategy. It is important to note the Fiscal 2016 Distribution revenue benefited from a fifty-third week.

Curriculum segment revenues increased 10.8%, or $10.3 million in fiscal 2016, from the fifty-two weeks ended December 26, 2015. This increase was related primarily to the Science category with fiscal 2016 revenues of $80.1 million, up $9.6 million, or 13.6% over the comparable period in 2015. Strong acceptance of the FOSS curriculum, which is aligned with the Next Generation Science Standards, continued throughout fiscal 2016 and contributed to the revenue increase. State science adoptions in West Virginia, Alabama and South Carolina also contributed to the increase in Science revenues in fiscal 2016. As fewer state Science adoptions are scheduled for 2017, we expect modest declines in Science revenues in fiscal 2017. Product enhancements in the Reading category, combined with structural changes to our Reading sales organization, contributed to the 2.8%, or $0.7 million, of revenue growth in fiscal 2016.

Gross Profit

Gross margin for fiscal 2016 was 36.6% as compared to 36.5% for the fifty-two weeks ended December 26, 2015.

Distribution segment gross margin was 33.7% for fiscal 2016 as compared to 34.4% for the fifty-two weeks ended December 26, 2015. A shift in mix within the segment, particularly towards our Furniture category, resulted in a 40 basis point decline. Lower gross margins at the product category level resulted in 30 basis points of decline in fiscal 2016 segment gross margin. The decrease in product category gross margin for fiscal 2016 was primarily related to our Supplies category as a greater percentage of our Supplies orders were placed through strategic purchasing co-operative agreements. These agreements typically price basic supplies at lower gross margins. Additionally, increased volume associated with orders placed through certain strategic purchasing agreements and certain e-tail channels resulted in increased customer rebates which caused 30 basis points of gross margin decline in the category. Decreased product development amortization in the Agendas product category, due to the impairment in the fifty-two weeks ended December 26, 2015, positively impacted the gross margin rate by 25 basis points.

Curriculum segment gross margin was 51.4% for fiscal 2016 as compared to 48.1% for the fifty-two weeks ended December 26, 2015. A decrease in product development amortization of $2.6 million in fiscal 2016 as compared to the fifty-two weeks ended December 26, 2015 resulted in 350 basis points of gross margin improvement. Improved product margins within the Science category associated with a combination of the new curriculum products and pricing resulted in approximately 25 basis points of gross margin improvement; however, the impact of mix shifting towards Science versus Reading resulted in 50 basis points of gross margin decline in fiscal 2016.

Selling, General and Administrative Expenses

SG&A decreased $9.7 million from $224.9 million for the fifty-two weeks ended December 26, 2015 to $215.2 million for fiscal 2016. Compensation and benefit costs, excluding performance-based compensation, decreased $0.7 million in fiscal 2016 as compared to the fifty-two weeks ended December 26, 2015. The decrease is due to lower staffing levels in fiscal 2016 versus 2015, partially offset by $1.5 million of additional compensation and benefit costs in fiscal 2016 associated with an additional week (fifty-three weeks versus fifty-two weeks). Average staffing levels decreased by approximately 80 in fiscal 2016 as compared to the fifty-two weeks ended December 26, 2015. Additionally, sales commissions in fiscal 2016 are down approximately $2.6 million due to accelerated commission rates associated with above-plan performance in the certain product categories in the prior year. Variable outbound transportation costs increased in fiscal 2016 by $0.6 million. This increase is related primarily to increased shipments from our fulfillment centers associated with the revenue increase during the year. We recognized a net foreign currency gain in fiscal 2016 of $0.7 million due to the Canadian dollar strengthening versus the U.S. dollar in the period; this compares to a net foreign currency loss of $1.2 million in the fifty-two weeks December 26, 2015.

Depreciation and amortization expense in SG&A was down approximately $4.6 million in fiscal 2016 as compared to the fifty-two week period ended December 26, 2015 due partially to the prior year write-off of the intangible asset associated with Agenda content.

As a percent of revenue, SG&A decreased from 35.3% for the fifty-two weeks ended December 26, 2016 to 32.8% for fiscal 2016.

Facility exit costs and restructuring

During fiscal 2016, the Company recorded $1.7 million of restructuring charges which were all related to severance.

During the fifty-two weeks ended December 26, 2015, the Company recorded $3.1 million of restructuring charges related primarily to severance.

Impairment Charges

The Company recorded an impairment charge of $2.7 million during the fifty-two weeks ended December 26, 2015 related to the amortizable asset associated with the agenda product category’s digital content and digital delivery development efforts. The Company is focused on the print-based agenda products and does not currently plan to continue to invest in the digital agenda product offerings. No such impairment charge has been incurred in fiscal 2016.

Interest Expense

Interest expense decreased $1.1 million, from $18.8 million during the fifty-two weeks ended December 26, 2015 to $17.7 million for fiscal 2016, which was primarily due to a decrease in cash interest associated with the Company’s lower average debt balances in 2016. The Company’s average debt balance was approximately $23.4 million lower in fiscal 2016 as compared to the fifty-two weeks ended December 26, 2015.

Loss on Prepayment of Long Term Indebtedness

The Company recorded a $0.2 million charge during the fifty-two weeks ended December 26, 2015 associated with the prepayment of $10.0 million of its Term Loan. No such charge has been incurred in fiscal 2016.

Loss on Early Extinguishment of Debt

During the fifty-two weeks ended December 26, 2015, the Company recorded a non-cash charge of $0.9 million related to the acceleration of the remaining unamortized debt issuance costs associated with the second amendment of its ABL facility. No such charge has been incurred in fiscal 2016.

Gain on Sale of Unconsolidated Affiliate

During fiscal 2016, the Company sold its 35% ownership interest in Carson Dellosa LLC for $9.9 million. The Company recorded a gain on the sale of $9.2 million.

Change in Fair Value of Interest Rate Swap

The Company had an interest rate swap agreement that effectively fixed the interest payments on a portion of the Company’s variable-rate debt. The swap, which terminated on September 11, 2016, effectively fixed the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. Prior to the termination of the interest rate swap, the notional amount of the swap was $72.5 million. During fiscal 2016, prior the termination of the interest rate swap, the fair value of the derivative increased by $0.3 million and, accordingly, a non-cash gain of $0.3 million was recorded. As the interest rate swap expired in the third quarter of fiscal 2016, no additional income or loss will be realized in future periods. For the fifty-two weeks ended December 26, 2015, the fair value of the derivative increased by $0.1 million and a non-cash gain of $0.1 million was recorded.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was less than $0.1 million for fiscal 2016 as compared to a provision for income taxes income taxes of $1.4 million for the fifty-two weeks ended December 26, 2015.

The effective tax rate for fiscal 2016 is -0.3% as compared to an effective tax rate of 7.4% for the fifty-two week period ended December 26, 2015. The tax benefit in fiscal 2016 reflected the utilization of deferred tax assets, and subsequent reversal of valuation allowances against such deferred tax assets, which offset the Company’s pre-tax book income. The tax expense for the fifty-two week period ended December 26, 2015 primarily related to foreign and alternative minimum tax.

Overview of Thirty-Five Weeks Ended December 26, 2015 Compared to the Thirty-Five Weeks Ended December 27, 2014

Revenues

Revenue for the thirty-five weeks ended December 26, 2015 increased by $15.6 million, or 3.2%, as compared to the thirty-five weeks ended December 27, 2014.

Distribution segment revenues increased 2.6%, or $10.9 million, from the thirty-five weeks ended December 27, 2014. The revenue growth in the short year 2015 was negatively impacted by approximately $3.1 million of foreign exchange translation related to a year-over-year decline in the value of the Canadian dollar. Revenue from our Furniture product lines increased by $24.8 million, or 21.3%, which offset declines of $8.0 million and $3.2 million in the Agenda and Supplies categories, respectively. The increased revenues in our Furniture category was related to increased spending in new school construction which was projected to be up 16% in 2015, strong growth in our private label furniture lines, the introduction of new products and more effective sales and marketing efforts. Supplies category revenue was negatively impacted by delayed budget approvals in certain larger states. In addition, competitive pressures in traditional office supplies contributed to the decline. Revenues in the Agenda category have continued to decline as we believe schools have de-emphasized paper-based planners and shifted to lower-priced products. The period-over-period decline in the value of the Canadian dollar versus the U.S. dollar has contributed approximately $1.6 million of the period-over-period revenue decline for the Agenda category.

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

Distribution segment gross margin was 34.1% for the thirty-five weeks ended December 26, 2015 as compared to 35.2% for the thirty-five weeks ended December 27, 2014. Mix within the segment resulted in a 120 basis point decline with Supplies and Agenda revenues declining and Furniture revenues increasing. The impact of the weaker Canadian dollar versus the U.S. dollar in short year 2015 as compared to the thirty-five week period 2014 resulted in 50 basis points of gross margin decline. These gross margin declines were partially offset by an overall improved gross margin rate at the product category level which netted a 50 basis point positive impact. Decreased product development amortization in the agendas product category, due to the impairment in fiscal 2015, positively impacted the gross margin rate by 10 basis points.

Curriculum segment gross margin was 53.4% for the thirty-five weeks ended December 26, 2015 as compared to 50.0% for the thirty-five weeks ended December 27, 2014. A decrease in product development amortization of $2.3 million in the short year 2015 as compared to the thirty-five week period ended December 27, 2014 resulted in 370 basis points of gross margin improvement. Improved product margins within the Science category associated with a combination of the new curriculum products and pricing resulted in approximately 60 basis points of gross margin improvement; however, the impact of mix shifting towards Science versus Reading resulted in 90 basis points of gross margin decline in the current period.

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

SG&A decreased $7.3 million from $163.1 million for the thirty-five weeks ended December 27, 2014 to $155.8 million for the thirty-five weeks ended December 26, 2015. Compensation and benefit costs, excluding performance-based compensation, decreased $9.9 million due to a reduction in average headcount of approximately 200 for the thirty-five weeks ended December 26, 2015 as compared to the thirty-five weeks ended December 27, 2014. This reduction has been partially offset by approximately $4.1 million of incremental performance-based incentive compensation and $0.6 million of incremental stock-based compensation expense in the current year’s period. Based on performance in the prior year, last year’s incentive compensation was zero for the thirty-five week period. Additionally, sales commissions in the current period are up approximately $2.9 million due to the incremental volume and accelerated commission rates associated with above-plan performance in certain product categories. As planned, approximately $1.4 million of the savings associated with the reduction in the number of associates was offset by incremental expense related to outsourcing a portion of our customer care call center and transferring certain west coast fulfillment activities to a third-party logistics provider to better service our customers. The resulting shorter lead times for west coast customers is expected to lead to revenue growth from these customers. Variable outbound transportation costs decreased in short year 2015 by $1.0 million. This decline is related primarily to decreased shipments from our fulfillment centers associated with the revenue decline in the Supplies and Agenda categories. Catalog expense declined by

$2.6 million in short year 2015 as compared to the thirty-five week period 2014 associated with the Company’s continued strategy of increasing customer interactions through digital marketing campaigns and more efficient use of print catalogs.

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

During the thirty-five weeks ended December 27, 2014, the Company recorded $3.8 million of restructuring charges related primarily to severance.

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

Overview of Fiscal 2015

Revenues

	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Twelve Months Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014	Twelve Months Ended April 27, 2013
Revenues	$621,868	$572,045	$58,697	$630,742	$674,998

Revenues for the twelve months ended April 25, 2015 decreased 1.4%, or $8.8 million, from the combined twelve months ended April 26, 2014.

Distribution segment revenues decreased $10.9 million, from the combined revenue in fiscal 2014 of $542.4 million to $531.5 million in fiscal 2015. The student planner and agenda products accounted for $8.7 million of the decline. We believe schools considered agenda products more discretionary in nature and some schools were de-emphasizing paper-based agendas in favor of digital products. In addition, schools were shifting their remaining agenda purchases to those with less content and, thus, lower average selling prices. The Company’s agenda product line’s average selling price decreased by approximately 5%, which resulted in $2.5 million of the decline in the category. Commercial printing generated zero revenues in fiscal 2015 as compared to $4.3 million of combined revenues generated in fiscal 2014 prior to the sale of the print plant assets in November 2013. Furniture revenues were up $3.8 million for the twelve months of fiscal 2015 as the Company was successful in both re-establishing credit terms with most furniture vendors and gaining back customer confidence in the year following the emergence from bankruptcy. Overall furniture orders were up over 13.8%, year-over-year, in fiscal 2015. Revenue in the remaining product categories declined by $1.5 million in fiscal 2015.

Curriculum segment revenues increased $2.1 million, from $88.3 million of combined revenue in fiscal 2014 to $90.4 million in fiscal 2015. The Company experienced strong sales of its science curriculum products in Texas in connection with the state’s adoption of new science standards.

Gross Profit

	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Twelve Months Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014	Twelve Months Ended April 27, 2013
Gross profit	$228,158	$222,200	$23,618	$245,818	$263,880

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

Distribution segment gross profit decreased $11.8 million from $199.7 million of combined gross profit in fiscal 2014 to $187.9 million in fiscal 2015. Distribution gross margins declined by 150 basis points from 36.8% in fiscal 2014 to 35.3% in fiscal 2015. The decrease in gross margin was primarily related to the Company’s agenda product category. Approximately 130 basis points of the gross margin decline related to the Company’s student planner and agenda product category, as both the mix of agendas as a percentage of the overall segment revenues and gross margins within the agendas category declined. The lower gross margins within the agenda category were related to a combination of the lower average selling prices of agendas and incremental product development amortization. The remaining decline in gross margin was related to volume decline and product mix within the remaining product categories.

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

Selling, General and Administrative Expenses

	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Twelve Months Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014	Twelve Months Ended April 27, 2013
Selling, general and administrative expenses	$232,479	$213,144	$27,473	$240,617	$267,491

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

Distribution segment SG&A decreased $4.3 million, or 2.4%, from $183.4 million of combined SG&A in fiscal 2014 to $179.1 million in fiscal 2015. The segment had a decrease of $1.6 million in its marketing costs primarily associated with a decrease in catalog costs as the Company reduced the number of seasonal catalog mailings and reduced circulation of other catalogs. This reduction reflected the Company’s continued strategy of increasing customer interactions through digital marketing campaigns and a more efficient use of printed catalogs. Compensation and benefit costs for the Distribution segment decreased $4.3 million which is net of a $1.0 million current year increase related to the elimination of an unpaid furlough week. Headcount for the Distribution segment was reduced by approximately 14% compared to fiscal 2014. These decreases were partially offset by $1.9 million of additional outbound freight costs. Distribution segment SG&A decreased as a percent of revenue from 33.8% in fiscal 2014 to 33.7% in fiscal 2015.

Curriculum segment SG&A decreased $5.6 million, or 11.5%, from $48.9 million of combined SG&A in fiscal 2014 to $43.3 million fiscal 2015. The segment had a decrease of $0.7 million in its marketing costs primarily associated with a decrease in catalog costs as the Company reduced the number of seasonal catalog mailings. Compensation and benefit costs for the Curriculum segment decreased by $3.0 million. Headcount for the Curriculum segment was reduced by approximately 25% compared to fiscal 2014. Curriculum segment SG&A decreased as a percent of revenue from 55.4% in fiscal 2014 to 47.9% in fiscal 2015.

The Corporate SG&A increase of $1.8 million was related primarily to process improvement implementation costs such as consulting fees and warehouse implementation costs associated with transitioning the majority of fulfillment activities to the Company’s Mansfield, Ohio distribution center. Approximately $0.6 million of the increase was attributable to the fiscal 2015 write down of the Company’s Salina, Kansas facility which was classified as an asset held for sale, and was sold for $1.6 million in the fourth quarter of fiscal 2015.

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

Impairment Charges

The Company recorded an impairment charge of $2.7 million in fiscal 2015 related to the amortizable asset associated with the agenda product category’s digital content and digital delivery development efforts. The Company decided to focus on the print-based agenda products and no longer planned to continue to invest in the digital agenda product offerings.

Interest Expense

	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Twelve Months Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014	Twelve Months Ended April 27, 2013
Interest expense	$19,599	$16,882	$3,235	$20,117	$28,600

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

Change in Fair Value of Interest Rate Swap

In the second quarter of fiscal 2014, the Company entered into an interest rate swap agreement that effectively fixed the interest payments on a portion of the Company’s variable-rate debt. The swap, which had a termination date of September 11, 2016, effectively fixed the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The notional amount of the swap at April 25, 2015 was $72.5 million. During the year ended April 25, 2015, the fair value of the derivative increased by less than $0.1 million and, accordingly, a non-cash gain of less than $0.1 million was recorded.

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

In fiscal 2014, the Company recorded a $78.4 million net reorganization gain. This consisted of $162.4 million of cancellation of indebtedness income related to the settlement of prepetition liabilities and changes in the Predecessor’s capital structure arising from implementation of the Reorganization Plan, offset by $30.2 million of fresh start adjustments, $21.4 million of cancellation of debt upon the issuance of equity, $19.4 million of professional, financing and other fees, $7.0 million of contract rejections and $5.1 million of other reorganization adjustments.

Provision for (Benefit from) Income Taxes

	Successor Company	Successor Company	Predecessor Company	Non-GAAP Combined	Predecessor Company
	Twelve Months Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Twelve Months Ended April 26, 2014	Twelve Months Ended April 27, 2013
Provision for (benefit from) income taxes	$617	$258	$1,641	$1,899	$(334)

The provision for income taxes was $0.6 million for fiscal 2015 as compared to a combined provision for income taxes of $1.9 million for fiscal 2014.

The provision recorded in fiscal 2015 was related to foreign and state taxes. The Company generated a taxable loss in fiscal 2015. The effective rate for fiscal 2015 was (1.9%). As future realization of deferred tax assets, including net operating loss carryforwards, did not meet the more likely than not threshold, the Company recorded a full valuation allowance as of April 25, 2015. The effective tax rate for fiscal 2015 was (1.9%) which was significantly lower than the statutory rate as a result of the valuation allowances.

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

Liquidity and Capital Resources

At December 31, 2016, the Company had net working capital of $128.3 million. The Company’s capitalization at December 31, 2016 was $235.6 million and consisted of total debt of $137.5 million and stockholders’ equity of $98.1 million.

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

Under the Asset-Based Credit Agreement, the Asset-Based Lenders agreed to provide a revolving senior secured asset-based credit facility (the “ABL Facility”) in an aggregate principal amount of $175.0 million. As of August 7, 2015, the aggregate commitments were permanently reduced, at the election of the Company, by $50.0 million, from $175.0 million to $125.0 million. The Company believes that this reduction will enable the Company to reduce its annual interest expense through lower commitment fees, and that the commitments, as reduced, will continue to provide sufficient borrowing capacity for the remaining term of the agreement. Outstanding amounts under the ABL Facility bear interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest rate elected by the Company, the fixed charge coverage ratio under the ABL Facility and the applicable point in the life of the ABL Facility) (the “Applicable Margin”), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the ABL Facility bearing interest based upon the Base Rate are due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate are due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

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

The Asset-Based Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to a springing financial covenant relating to the Company’s fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during fiscal 2016. Based on current projections, the Company believes it will maintain compliance with these financial covenants through the next twelve months.

Also on June 11, 2013, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) among the Company, Credit Suisse AG, as Administrative Agent and Collateral Agent, and the lenders party to the Term Loan Credit Agreement (the “Term Loan Lenders”).

Under the Term Loan Credit Agreement, the Term Loan Lenders agreed to make a term loan (the “Term Loan”) to the Company in aggregate principal amount of $145 million. The outstanding principal amount of the Term Loan bears interest at a rate per annum equal to the applicable LIBOR rate (with a 1% floor) plus 8.50%, or the base rate plus a margin of 7.50%. Interest on loans under the Term Loan Credit Agreement bearing interest based upon the base rate are due quarterly in arrears, and interest on loans bearing interest based upon the LIBOR rate are due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

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

The Term Loan Credit Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants that commenced on the fiscal quarter ending October 26, 2013, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during fiscal 2016.

On October 31, 2014, the Company obtained amendments to both its Asset-Based Credit Agreement and Term Loan Credit Agreement. The amendments provide the Company additional flexibility in its execution of certain restructuring actions by increasing the dollar amount of EBITDA covenant add backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves and cash expenses relating to earn outs or similar obligations. The Company closely evaluates its ability to remain in compliance with the financial covenants under the Asset-Based Credit Agreement and Term Loan Credit Agreement. Based on current projections, the Company believes it will maintain compliance with these financial covenants through the next twelve months.

On September 16, 2015, the Company obtained a second amendment to its Asset-Based Credit Agreement. The amendment provided for the following; (1) a reduction in the Applicable Margin for base rate loans and LIBOR loans; (2) a reduction in the unused line fee rate; (3) and extension of the scheduled maturity date to September 16, 2020, which automatically becomes March 12, 2019 unless the Term Loan has been repaid, refinanced, redeemed, exchanged or amended prior to such date (in the case of a refinancing or amendment to a date that is at least 90 days after the scheduled maturity date); (4) the withdrawal of SunTrust Bank as a lender and the assumption of its commitments by the remaining lenders; (5) an expansion of the Company’s ability to use excess availability to satisfy financial covenants during the peak season of July through September; and (6) certain amendments relating to the previously announced permanent reduction in the aggregate commitments.

Net cash provided by operating activities was $35.5 million in fiscal 2016 as compared to $34.2 million for the fifty-two weeks ended December 26, 2015. The increase in cash provided by operating activities was related to additional net income partially offset by period-over-period changes in net working capital. While net income increased by $34.2 million in fiscal 2016 as compared to the fifty-two weeks ended December 26, 2015, $15.1 million of the improvement related to a reduction in non-cash charges, particularly decreased depreciation and amortization in fiscal 2016. Additionally, $9.2 million of the increase in net income in fiscal 2016 was related to the gain on sale of unconsolidated affiliate for which the proceeds did not benefit cash provided by operating activities, but rather benefited cash from investing activities. Net working capital changes provided positive cash flow of $4.6 million in fiscal 2016 as compared to positive cash flow of $13.2 million in the fifty-two weeks ended December 26, 2015. The largest variances within net working capital related to the change in the Company’s accrued liabilities. In the fifty-two week period ended December 26, 2015, the combination of incremental accrued commissions and incremental accrued incentive compensation provided the majority of the incremental cash flow associated with working capital changes.

Net cash used in investing activities was $4.5 million in fiscal 2016 as compared to $12.4 million for the fifty-two weeks ended December 26, 2015. The year-over-year variance is primarily attributable to $9.9 million of proceeds received from the sale of our investment in an unconsolidated affiliate. For fiscal 2016, the Company’s cash used in investing activities related to property, plant, equipment was $11.8 million as compared to $8.8 million for the fifty-two week period ended December 26, 2015. The increase is related to the implementation of a new phone system, which will provide necessary functionality and feature enhancements to our call centers and other key business application tools to improve operating effectiveness. The implementation of the new phone system began during the nine months ended September 24, 2016. The Company’s cash used in investing activities related to product development was $2.5 million in fiscal 2016 as compared to $5.3 million in the fifty-two week period ended December 26, 2015. The decrease was partially related to timing shifts in the product development schedules. Additionally, the prior year amounts included spending associated with the development of our FOSS Next Generation Science offerings which did not require significant incremental product development spending in fiscal 2016.

Net cash used in financing activities was $9.9 for fiscal 2016 as compared to $17.9 million for the fifty-two weeks ended December 26, 2015. In fiscal 2016, the net cash used in financing activities represents paydowns of our Term Loan using primarily cash proceeds from the sale of the Company’s investment in unconsolidated affiliate. In the fifty-two week period ended December 26, 2015, the net cash used in financing activities represents combined net paydowns of our ABL Facility and Term Loan using net cash provided by operations less cash used in investing. Outstanding borrowings on the ABL Facility were $0 as December 31, 2016, while the excess availability on that date for the ABL Facility, as amended, was $38.6 million. In addition to the excess availability as of December 31, 2016, the Company had a cash balance of $35.1 million. The Company’s remaining gross Term Loan balance as of December 31, 2016 was $122.2 million.

We believe that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the next twelve months.

Off Balance Sheet Arrangements

None.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of December 31, 2016:

	Payments Due (in thousands)
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations (1)	$150,303	$17,336	$132,967	$—	$—
Deferred cash payment obligations (1)	24,055		24,055
Operating lease obligations	13,590	4,312	6,325	2,775	178
Purchase obligations (2)	—	—	—	—	—

Total contractual obligations	$187,948	$21,648	$163,347	$2,775	$178

(1)	Long-term debt obligations and deferred cash payment obligations include principal and interest using either fixed rates or variable rates in effect as of December 31, 2016.
(2)	As of December 31, 2016, we did not have any material long-term or short term purchase obligations.

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

The following table sets forth certain unaudited consolidated quarterly financial data for fiscal year 2016, short year 2015 and fiscal year 2015 (in thousands, except per share data). We derived this quarterly data from our unaudited consolidated financial statements.

	Fiscal 2016
	Successor Company
	First	Second	Third	Fourth	Total
Revenues	$93,725	$145,858	$301,569	$115,170	$656,322
Gross profit	35,465	55,599	111,558	37,306	239,928
Operating income (loss)	(12,012)	2,004	47,011	(14,042)	22,961
Net income (loss)	(12,303)	(1,986)	42,895	(13,842)	14,764
Basic earnings per share of common stock:
Earnings/(loss)	$(12.30)	$(1.99)	$42.90	$(13.85)	$14.76

Diluted earnings per share of common stock:
Earnings/(loss)	$(12.30)	$(1.99)	$42.90	$(13.85)	$14.76

	Short Year 2015
	Successor Company
	First	Second	Nine Weeks Ended December 26, 2015	Total
Revenues	$199,530	$245,148	$59,600	$504,278
Gross profit	78,002	88,533	19,852	186,387
Operating income (loss)	20,076	26,789	(16,972)	29,893
Net income (loss)	14,958	19,825	(19,482)	15,301
Basic earnings per share of common stock:
Earnings/(loss)	$14.96	$19.83	$(19.49)	$15.30

Diluted earnings per share of common stock:
Earnings/(loss)	$14.96	$19.83	$(19.49)	$15.30

	Fiscal 2015
	Successor Company
	First	Second	Third	Fourth	Total
Revenues..	$199,469	$238,670	$77,754	$105,975	$621,868
Gross profit	78,566	86,822	26,808	35,962	228,158
Operating income (loss)	16,491	17,000	(26,292)	(20,289)	(13,090)
Net income (loss)	11,014	11,923	(30,651)	(25,818)	(33,532)
Basic earnings per share of common stock:
Earnings/(loss)	$11.01	$11.92	$(30.65)	$(25.82)	$(33.53)

Diluted earnings per share of common stock:
Earnings/(loss)	$11.01	$11.92	$(30.65)	$(25.82)	$(33.53)

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

Catalog Costs and Related Amortization

We spend approximately $14 million annually to produce and distribute catalogs. We accumulate all direct costs incurred, net of vendor cooperative advertising payments, in the development, production and circulation of our catalogs, for which future revenue can be directly attributable, on our balance sheet until such time as the related catalog is mailed. They are subsequently amortized into SG&A over the expected sales realization cycle, which is one year or less. Consequently, any difference between our estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. Our estimate of the expected sales realization cycle for a particular catalog is based on, among other possible considerations, our historical sales experience with identical or similar catalogs and our assessment of prevailing economic conditions and various competitive factors. We track our subsequent sales realization, reassess the marketplace, and compare our findings to our previous estimate and adjust the amortization of our future catalogs, if necessary.

Development Costs

We accumulate external and certain internal costs incurred in the development of our products which can include a master copy of a book, video or other media, on our balance sheet. As of December 31, 2016, we had $12.2 million in development costs on our balance sheet. A majority of these costs are associated with science and reading curriculum businesses. The capitalized development costs are subsequently amortized into cost of revenues over the expected sales realization cycle of the products, which is typically five years. During fiscal 2016 we amortized development costs of $7.5 million to expense. We continue to monitor the expected sales realization cycle for each product, and will adjust the remaining expected life of the development costs or recognize impairments, if warranted. In fiscal 2016 and fiscal 2015, we recorded write-downs of capitalized product development costs of $1.3 million and $3.8 million, respectively.

Goodwill and Intangible Assets

At December 31, 2016, intangible assets represented approximately 20% of our total assets. We review our goodwill intangible assets for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

As it relates to goodwill, we apply the impairment rules in accordance with FASB ASC Topic 350, “Intangibles—Goodwill and Other”. As required by FASB ASC Topic 350, the recoverability of these assets is subject to a fair value assessment, which includes judgments regarding financial projections, including forecasted cash flows and discount rates, and comparable market values. As it relates to finite life intangible assets, we apply the impairment rules as required by FASB ASC Topic 360-10-15, “Impairment or Disposal of Long-Lived Assets” which also requires significant judgments related to the expected future cash flows attributable to the primary asset. Key assumptions used in the impairment analysis include, but are not limited to, expected future cash flows, business plan projections, revenue growth rates, and the discount rate utilized for discounting such cash flows. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and thus the estimated recoverability, or impairment, if any, of the asset.

In completing the fiscal 2016 assessment, the fair value of the Distribution, Science and Reading reporting units were in excess of their carrying values by over 20%. In order to conclude upon the assumptions for the discounted cash flow analysis, the Company considered multiple factors, including (a) macroeconomic conditions, (b) industry and market factors such as school funding trends and school construction forecasts, (c) overall financial performance such as planned revenue, profitability and cash flows and (d) the expected impact of revenue enhancing and cost saving initiatives. These assumptions, along with discount rate assumptions, can have a material impact on the fair value determinations. As such, the Company performs a sensitivity analysis whereby changes to the assumptions include: i) an increase in the discount rate to reflect 100 basis points of additional company-specific risk premium; ii) lower long-term revenue growth rates by over 40%; and iii) reduced operating margin assumptions by at least 20 basis points. Based on this sensitivity analysis, these changes to the assumptions would not have resulted in a failure in the first step of the goodwill impairment testing.

As discussed in Note 8—Goodwill and Other Intangible Assets of the consolidated financial statements, the Company recorded an impairment charge of $2.7 million in fiscal 2015 related to definite-lived intangible assets and a charge of $4.7 million in fiscal 2013 related to indefinite-lived intangible assets. There were no impairments recorded in short year 2015 and fiscal 2016. The goodwill impairment recorded in fiscal 2013 reduced the Predecessor’s Company’s goodwill balance to zero. The impairments were determined as part of the fair value assessment of these assets.

Valuation Allowance for Deferred Tax Assets

We initially recorded a tax valuation allowance against our deferred tax assets in the fourth quarter of fiscal 2012. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized as the Company has generated net operating losses in recent years and does not have an ability to carry these back to previous years. This analysis included consideration of scheduled reversals of deferred tax liabilities, projected future taxable income, carry back potential and tax planning strategies, in accordance with FASB ASC Topic 740, “Income Taxes”. At December 31, 2016, our valuation allowance totaled $18.7 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Interest rates on our borrowings under our credit facility are primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to have averaged 100 basis points higher during fiscal 2016 and short year 2015, pre-tax earnings would have decreased by approximately $0.7 million and $0.6 million. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding. These decreases in pre-tax earnings reflect that our interest rate on $72.5 million of our Term Loan was, effectively, fixed due to an interest rate swap agreement with a notional amount of $72.5 million which hedges changes in the variable interest rate through September 11, 2016 (See Note 10 – Debt). The estimated fair value of long-term debt was approximately $122.8 million as of December 31, 2016 based on its trading value.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

School Specialty, Inc.

Greenville, Wisconsin

We have audited the accompanying consolidated balance sheets of School Specialty, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and December 26, 2015 and April 25, 2015 (Successor Company) and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016 (Successor Company), the 35 week period ended December 26, 2015 (Successor Company), the year ended April 25, 2015 (Successor Company), the 46 week period ended April 26, 2014 (Successor Company), and the six week period ended June 11, 2013 (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of School Specialty, Inc. and subsidiaries as of December 31, 2016, December 26, 2015, and April 25, 2015 (Successor Company) and the results of their operations and their cash flows for the year ended December 31, 2016 (Successor Company), the 35 week period ended December 26, 2015 (Successor Company), the year ended April 25, 2015 (Successor Company), the 46 week period ended April 26, 2014 (Successor Company), and the six week period ended June 11, 2013 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 14, 2017

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	Successor Company
	December 31, 2016	December 26, 2015	April 25, 2015
ASSETS
Current assets:
Cash and cash equivalents.	$35,097	$12,865	$8,920
Accounts receivable, less allowance for doubtful accounts of $1,159, $1,077, and $806, respectively	61,713	58,370	58,685
Inventories, net	73,649	76,199	96,935
Deferred catalog costs	5,235	6,527	7,424
Prepaid expenses and other current assets	11,976	13,111	15,868
Refundable income taxes	728	9	1,549

Total current assets	188,398	167,081	189,381
Property, plant and equipment, net	28,684	27,127	32,024
Goodwill	21,588	21,588	21,588
Intangible assets, net	35,049	38,652	41,055
Development costs and other, net	13,703	19,321	22,907
Deferred taxes long-term	185	5	2
Investment in unconsolidated affiliate	—	715	715

Total assets	$287,607	$274,489	$307,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,493	$1,821	$25,644
Accounts payable	22,078	20,076	41,587
Accrued compensation	12,008	10,488	7,341
Deferred revenue	2,922	2,705	2,490
Accrued royalties	3,724	3,091	992
Other accrued liabilities	11,185	11,703	10,732

Total current liabilities	57,410	49,884	88,786
Long-term debt less current maturities	131,994	142,438	151,269
Other liabilities	84	561	1,240

Total liabilities	189,488	192,883	241,295
Commitments and contingencies—Note 19
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	1	1
Capital in excess of par value	120,855	119,240	118,544
Accumulated other comprehensive income (loss)	(1,784)	(1,919)	(1,151)
Accumulated deficit	(20,953)	(35,716)	(51,017)

Total stockholders’ equity	98,119	81,606	66,377

Total liabilities and stockholders’ equity	$287,607	$274,489	$307,672

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Successor Company				Predecessor Company
	Fiscal Year Ended December 31, 2016 (53 weeks)	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015 (52 weeks)	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013
Revenues	$656,322	$504,278	$621,868	$572,045	$58,697
Cost of revenues	416,394	317,891	393,710	349,845	35,079

Gross profit.	239,928	186,387	228,158	222,200	23,618
Selling, general and administrative expenses	215,227	155,593	232,479	213,144	27,473
Facility exit costs and restructuring	1,740	901	6,056	6,552	—
Impairment charge	—	—	2,713	—	—

Operating income (loss)	22,961	29,893	(13,090)	2,504	(3,855)
Other expense:
Interest expense	17,682	12,973	19,599	16,882	3,235
Loss on early extinguishment of debt	—	877	—	—	—
Early termination of long-term indebtedness	—	200	—	—	—
Gain on sale of unconsolidated affiliate.	(9,178)	—	—	—	—
Change in fair value of interest rate swap	(271)	(174)	(45)	483	—
Refund of early termination fee	—	—	—	(4,054)	—
Reorganization items, net	—	—	271	6,420	(84,799)

Income (loss) before provision for (benefit from) income taxes	14,728	16,017	(32,915)	(17,227)	77,709
Provision for (benefit from) income taxes	(36)	716	617	258	1,641

Net income (loss)	$14,764	$15,301	$(33,532)	$(17,485)	$76,068

Weighted average shares outstanding:
Basic and Diluted	1,000	1,000	1,000	1,000	18,922
Net income (loss) per share:
Basic and Diluted	$14.76	$15.30	$(33.53)	$(17.49)	$4.02

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Successor Company				Predecessor Company
	Fiscal Year Ended December 31, 2016 (53 weeks)	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015 (52 weeks)	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013
Net income (loss)	$14,764	$15,301	$(33,532)	$(17,485)	$76,068
Other comprehensive (loss) income
Foreign currency translation adjustments	135	(768)	(737)	(414)	(101)

Total comprehensive income (loss)	$14,899	$14,533	$(34,269)	$(17,899)	$75,967

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at April 27, 2013 (Predecessor Company)	24	446,232	(361,192)	(186,637)	22,381	(79,192)

Net income			76,068			76,068
Foreign currency translation adjustment					(101)	(101)
Cancellation of Predecessor Company common stock	(24)					(24)
Elimination of Predecessor Company capital in excess of par		(446,232)				(446,232)
Elimination of Predecessor Company accumulated deficit			285,124			285,124
Elimination of Predecessor Company treasury stock				186,637		186,637
Elimination of Predecessor Company accumulated other comprehensive loss					(22,280)	(22,280)

Balance, June 11, 2013 (Predecessor Company)	—	—	—	—	—	—

Issuance of Successor Company Common Stock	1					1
Establishment of Successor Company capital in excess of par		120,955				120,955

Balance, June 12, 2013 (Successor Company)	1	120,955	—	—	—	120,956

Net loss			(17,485)			(17,485)
Foreign currency translation adjustment					(414)	(414)

Balance, April 26, 2014 (Successor Company)	1	120,955	(17,485)	—	(414)	103,057

Net loss			(33,532)			(33,532)
Share-based compensation expense		581				581
Foreign currency translation adjustment					(737)	(737)
Change in Fresh Start estimate		(2,992)				(2,992)

Balance, April 25, 2015 (Successor Company)	1	118,544	(51,017)	—	(1,151)	66,377

Net income			15,301			15,301
Share-based compensation expense		696				696
Foreign currency translation adjustment					(768)	(768)

Balance, December 26, 2015 (Successor Company)	$1	$119,240	$(35,716)	$—	$(1,919)	$81,606

Net income			14,764			14,764
Share-based compensation expense		1,615				1,615
Foreign currency translation adjustment					135	135

Balance, December 31, 2016 (Successor Company)	$1	$120,855	$(20,953)	$—	$(1,784)	$98,119

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Successor Company				Predecessor Company
	Fiscal Year Ended December 31, 2016 (53 weeks)	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015 (52 weeks)	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013
Cash flows from operating activities:
Net income (loss)	$14,764	$15,301	$(33,532)	$(17,485)	$76,068
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	13,863	11,644	19,233	18,876	2,983
Amortization of development costs	7,488	5,291	14,310	6,306	918
Non-cash reorganization items	—	—	—	1,292	(99,668)
Loss on early extinguishment of debt	—	877	—	—	—
Unrealized foreign exchange (gain) loss	(1,091)	—	—	—	—
Early termination of long-term indebtedness	—	200	—	—	—
Gain on sale of unconsolidated affiliate	(9,178)
Amortization of debt fees and other	2,079	1,461	1,946	2,139	9
Change in fair value of interest rate swap	(271)	(174)	(45)	483	—
Share-based compensation expense	1,615	696	581	—	—
Impairment of goodwill and intangible assets	—	—	2,713	—	—
Deferred taxes	(180)	(1)	45	—	—
(Gain) loss on disposal of property, equipment, other	—	(69)	774	—	—
Non-cash interest expense	1,850	1,208	2,033	1,282	—
Changes in current assets and liabilities:
Accounts receivable	(3,429)	(24)	3,437	3,843	(8,011)
Inventories	2,551	20,697	(3,548)	9,295	(18,255)
Deferred catalog costs	1,292	897	633	(887)	1,754
Prepaid expenses and other current assets	422	4,279	422	20,121	722
Accounts payable	2,876	(20,730)	846	5,013	11,012
Accrued liabilities	889	5,752	(4,465)	(24,563)	12,488
Accrued bankruptcy related reorganization costs	—	—	—	(6,188)	—

Net cash provided by (used in) operating activities	35,540	47,305	5,383	19,527	(19,980)

Cash flows from investing activities:
Additions to property, plant and equipment	(11,816)	(4,339)	(10,732)	(12,050)	(243)
Change in restricted cash	—	—	—	26,302	—
Investment in product development costs	(2,545)	(2,868)	(6,649)	(5,866)	(463)
Proceeds from sale of assets	9,893	84	1,813	1,511	—

Net cash provided by (used in) investing activities	(4,468)	(7,123)	(15,568)	9,897	(706)

Cash flows from financing activities:
Proceeds from bank borrowings	284,720	255,497	321,946	277,605	87,538
Repayment of bank borrowings	(294,594)	(290,060)	(309,796)	(291,919)	(79,977)
Issuance of debt	—	—	—	—	165,924
Repayment of debtor-in-possesion financing	—	—	—	—	(148,619)
Payment of early termination fee	—	—	—	(26,399)	—
Recovery of interest and reduction of early termination fee	—	—	—	5,399	—
Early termination of long-term indebtedness	—	(200)	—	—	—
Payment of debt fees and other	—	(262)	(1,034)	(636)	(9,415)

Net cash provided by (used in) financing activities	(9,874)	(35,025)	11,116	(35,950)	15,451

Effect of exchange rate changes on cash	1,034	(1,212)	(1,019)	—	—
Net increase (decrease) in cash and cash equivalents	22,232	3,945	(88)	(6,526)	(5,235)
Cash and cash equivalents, beginning of period	12,865	8,920	9,008	15,534	20,769

Cash and cash equivalents, end of period	$35,097	$12,865	$8,920	$9,008	$15,534

Supplemental disclosures of cash flow information:
Interest paid	$13,753	$10,304	$15,705	$11,109	$5,578
Income taxes paid	$1,524	$418	$3,461	$1,346	$—
Bankruptcy related reorganization costs paid (included in operating activities, above)	$—	$—	$957	$23,118	$3,802

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

During the period January 28, 2013 through June 11, 2013, School Specialty, Inc. and certain of its subsidiaries operated as debtors-in-possession under bankruptcy court jurisdiction (see Note 4). In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 852, Reorganizations, for periods including and subsequent to the filing of the Chapter 11 petition, all expenses, gains and losses that resulted from the reorganization were reported separately as reorganization items in the Consolidated Statements of Operations. Net cash used for reorganization items was disclosed separately in the Consolidated Statements of Cash Flows, and liabilities subject to compromise were reported separately in the Consolidated Balance Sheets.

As discussed in Note 5—Fresh Start Accounting, as of June 11, 2013 (the “Effective Date”), the Company adopted fresh start accounting in accordance with ASC 852. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements as of December 31, 2016, December 26, 2015, and April 25, 2015 and for the fifty-three weeks ended December 31, 2016, thirty-five weeks ended December 26, 2015, the twelve months ended April 25, 2015 and the forty six weeks ended April 26, 2014 and any references to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

The accompanying consolidated financial statements and related notes to consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include the accounts of School Specialty, Inc. and all of its subsidiaries. All amounts in the accompanying consolidated financial statements and related notes to the consolidated financial statements are expressed in thousands except for per share amounts. All inter-company accounts and transactions have been eliminated. As discussed in Note 7—Investment in Unconsolidated Affiliate, the Company’s investment in its unconsolidated affiliate was accounted for under the cost method as the Company did not have significant influence over the unconsolidated affiliate.

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

Definition of Fiscal Year and Change in Fiscal Year End

On April 29, 2015, the Board of Directors of the Company approved a change in the Company’s fiscal year end from the last Saturday in April to the last Saturday in December. As a result of this change, the consolidated financial statements include presentation of the transition period beginning on April 26, 2015 and ending on December 26, 2015. This transition period is referred to as the “thirty-five weeks ended December 26, 2015” or the “short year 2015” in these consolidated financial statements and related notes to the consolidated financial statements. Fiscal 2016 represents a fifty-three week year while the fiscal 2015 and fiscal 2104 represent fifty-two week years.

As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2016”, “fiscal 2015”, “fiscal 2014” refer to the Company’s twelve-months ended December 31, 2016, April 25, 2015, and April 26, 2014, respectively.

Cash and Cash Equivalents

The Company considers cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories, which consist primarily of products held for sale, are stated at the lower of cost or market on a first-in, first-out basis in accordance with FASB ASC Topic 330, “Inventories”. Excess and obsolete inventory reserves recorded were $8,172, $7,016, and $5,679 as of December 31, 2016, December 26, 2015, and April 25, 2015, respectively.

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

Goodwill

Goodwill represents the excess of reorganization value over fair-value of identified net assets upon emergence from bankruptcy. Under FASB ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill is not subject to amortization but rather must be tested for impairment annually or more frequently if events or circumstances indicate they might be impaired.

In accordance with the accounting guidance on goodwill, the Company performs its impairment test of goodwill at the reporting unit level annually each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values.

There was no impairment charge recorded in fiscal 2016, short year 2015, fiscal 2015 or fiscal 2014 related to goodwill or indefinite-lived intangible assets.

Impairment of Long-Lived Assets

As required by FASB ASC Topic 360-10-35 “Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment, definite-lived, amortizable intangible assets and development costs for impairment if events or circumstances indicate an asset might be impaired. Amortizable intangible assets include customer relationships, publishing rights, trademarks and trade names and copyrights and are being amortized over their estimated useful lives. The Company assesses impairment and writes down to fair value long-lived assets when facts and circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. The analysis of recoverability is based on management’s assumptions, including future revenue and cash flow projections. In fiscal 2016 and fiscal 2015, the Company concluded $1,347 and $3,690, respectively, of its long-lived development costs would not be recovered by future cash flows from related products and, as such, recorded an impairment of certain product development costs. This incremental charge was related to decreased revenue projections for certain products as the Company re-evaluated its strategy for certain product offerings. This change was recorded as accelerated development cost amortization included in the Company’s costs of revenue.

In fiscal 2015, the Company recorded an impairment charge of $2,713 which resulted in a write-off of all of its definite-lived intangible asset for digital content within its Agenda product category. This content was associated with the development of digital capabilities for its agenda product offering. Other than these charges, there were no impairment charges recorded in fiscal 2016, short year 2015, fiscal 2015, and fiscal 2014.

Development Costs

Development costs represent external and internal costs incurred in the development of a master copy of a book, workbook, video or other supplemental educational materials and products. The Company capitalizes development costs and amortizes these costs into costs of revenues over the lesser of five years or the product’s life cycle in amounts proportionate to expected revenues. At December 31, 2016, December 26, 2015, and April 25, 2015, net development costs totaled $12,187, $17,131, and $19,557, respectively, and are included as a component of development costs and other assets, net, in the consolidated balance sheets.

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

The following table sets forth the financial instruments where carrying amounts may vary from fair value as of December 31, 2016:

Description	Balance Sheet Location	Carrying Value	Fair Value	Categorization
Term Loan	Long-term debt less current maturities	$122,226	$122,837	Level 2
Deferred Cash Payment Obligations	Long-term debt less current maturities	20,026	18,016	Level 3

The following table sets forth the financial instruments where carrying amounts may vary from fair value as of December 26, 2015:

Description	Balance Sheet Location	Carrying Value	Fair Value	Categorization
Term Loan	Long-term debt less current maturities	$132,100	$127,807	Level 2
Deferred Cash Payment Obligations	Long-term debt less current maturities	18,608	16,361	Level 3

The following table sets forth the financial instruments where carrying amounts may vary from fair value as of April 25, 2015:

Description	Balance Sheet Location	Carrying Value	Fair Value	Categorization
ABL Facility	Current maturities of long-term debt	$24,200	$24,200	Level 3
Term Loan	Long-term debt less current maturities	142,462	142,462	Level 2
Deferred Cash Payment Obligations	Long-term debt less current maturities	17,684	15,565	Level 3

The Company has estimated the fair value of the amounts outstanding under its ABL Facility approximated its carrying value at the end of each balance sheet period given the variable interest rates and the proximate maturity date of the facility. The Company estimated the fair value of its amounts outstanding under its Term Loan based on traded prices at the end of each balance sheet period. The Company estimated the fair value for its Deferred Cash Payment Obligations based upon the net present value of future cash flows using a discount rate that is consistent with our Term Loan.

The Company’s Consolidated Balance Sheets as of December 26, 2015, and April 25, 2015 reflect its interest rate swap agreement at fair value. The interest rate swap terminated in September 11, 2016. The fair values of the interest rate swap agreement as of December 26, 2015, and April 25, 2015 (valued under Level 2) were $265, and $438, respectively, and are included in “Other Accrued Liabilities” of the Consolidated Balance Sheet as of December 26, 2015, and are included in “Other Liabilities” of the Consolidated Balance Sheet as of April 25, 2015.

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

Concentration of Credit Risks

The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are school districts and schools. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2016, short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, and the six weeks ended June 11, 2013, no customer represented more than 10% of revenues or accounts receivable.

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

Deferred Catalog Costs

Deferred catalog costs represent costs which have been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. These payments, as specified in our vendor agreements, are to reimburse the specific, incremental and identifiable costs the Company incurs associated with promoting and selling the Company’s merchandise. Deferred catalog costs are amortized in amounts proportionate to expected revenues over the life of the catalog, which is one year or less. These expected revenues, over which the catalog costs are amortized, are based on historical revenue patterns directly attributable to the catalogs. Amortization expense related to net deferred catalog costs is included in the consolidated statements of operations as a component of selling, general and administrative expenses. Net catalog expense for fiscal 2016, short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, and six weeks ended June 11, 2013 consisted of the following:

	Successor Company				Predecessor Company
	Fiscal Year Ended December 31, 2016	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013
Catalog expense	$14,031	$8,790	$15,780	$14,248	$2,004
Less: Cooperative advertising payments	(6,195)	(4,849)	(6,029)	(4,070)	(451)

Net catalog expense	$7,836	$3,941	$9,751	$10,178	$1,553

The above table is an enhanced disclosure to provide additional details related to our catalog expense. The net catalog expense shown in this enhanced disclosure is consistent with amounts reported in prior filings.

Restructuring

The Company accounts for restructuring costs associated with both the closure or disposal of distribution centers and severance related to headcount reductions in accordance with FASB ASC Topic 712, “Compensation—Retirement Benefits.” During fiscal 2016, short year 2015, fiscal 2015, and the forty-six weeks ended April 26, 2014, the Company recorded $1,740, $901, $5,477, and $4,210, respectively, of severance expense and lease termination fees. These costs are included in the facility exit costs and restructuring line of the consolidated statement of operations. As of December 31, 2016, December 26, 2015, and April 25, 2015, there was $561, $375, and $1,579, respectively, of accrued restructuring costs recorded in other accrued liabilities on the consolidated balance sheet primarily related to various cost reduction activities. See Note 18 for details of these restructuring charges.

Shipping and Handling Costs

In accordance with FASB ASC Topic 605-45-45, “Revenue Recognition—Principal Agent Considerations—Other Presentation,” the Company accounts for shipping and handling costs billed to customers as a component of revenues. The Company accounts for shipping and handling costs incurred as a cost of revenues for shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for shipping and handling costs incurred as a selling, general and administrative expense. The amount of shipping and handling costs included in selling, general and administrative expenses for fiscal 2016, short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, and six weeks ended June 11, 2013 was $30,594, $23,284, $31,061, $26,231, and $3,249, respectively.

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

Share-Based Compensation Expense

The Company accounts for its share-based compensation plans under the recognition and measurement principles of FASB ASC Topic 718, “Compensation – Stock Compensation” and FASB ASC Topic 505, “Equity-Based Payments to Non-Employees”. See Note 15.

Costs of Revenues and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in Cost of Revenues and Selling, General and Administrative Expenses:

Cost of Revenues	Selling, General and Administrative Expenses

•    Direct costs of merchandise sold, net of vendor rebates other than the reimbursement of specific, incremental and identifiable costs and, and net of early payment discounts.

•    Amortization of product development costs

•    Freight expenses associated with moving merchandise from our vendors to fulfillment centers or from our vendors directly to our customers.

•    Compensation and benefit costs for all selling (including commissions), marketing, customer care and fulfillment center operations (which include the pick, pack and shipping functions), and other general adminstrative functions such as finance, human resources and information technology.

•    Occupancy and operating costs for our fulfillment centers and office operations.

•    Freight expenses associated with moving our merchandise from our fulfillment centers to our customers

•    Catalog expenses, offset by vendor payments or reimbursement of specific, incremental and identifiable costs.

The classification of these expenses varies across the distribution industry. As a result, the Company’s gross margin may not be comparable to other retailers or distributors.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge, instead, an impairment charge will be based on excess of the reporting units carrying amount over its fair value. ASU 2017-04 is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows.” ASU No. 2016-15 is intended to reduce diversity in practice in the manner certain transactions are classified in the statement of cash flows. This guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation.” ASU No. 2016-09 is intended to simplify various aspects related to the manner for which share-based payments are accounted for and presented in the financial statements. This guidance will be effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.”ASU No. 2016-02 requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. The new guidance requires that all leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements. This guidance will be effective for periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes—Balance Sheet Classification of Deferred Taxes.”ASU No. 2015-17 simplifies the presentation of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet, as opposed to being presented as current or non-current. This guidance will be effective for annual periods beginning after December 15, 2016. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

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

The majority of our revenue transactions consist of one, distinct fixed-price performance obligation which is delivered to the customer at a single point in time, or over a subscription period for certain digital Curriculum segment products. The Company does continue to evaluate the impact this new standard may have on its project-related Furniture business, which can require services such as installation in addition to the delivery of product. This project-related Furniture revenue represents less than 10 percent of the Company’s total consolidated revenues. As such, the Company does not anticipate that the implementation of this new standard will have a material impact on the Company’s results of operations, financial position or cash flows. The new requirements may be implemented either retrospectively for all prior periods presented (i.e., the full retrospective approach), or retrospectively with a cumulative-effect adjustment at the date of initial application (i.e., the modified retrospective approach). The Company expects to adopt the standard under the modified retrospective approach upon its effective date with a cumulative-effect adjustment to opening retained earnings.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective in the annual period ending after December 15, 2016. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

NOTE 3—CHANGE IN ACCOUNTING PRINCIPLE

In the first quarter of 2016, the Company adopted ASU No. 2015-03, “Interest – Imputation of Interest.” ASU No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. As a result of the adoption of this new accounting standard, Company has reclassified its unamortized debt issuance costs related to its Term Loan (see Note 10 – Debt) as a direct deduction to the carrying value of its debt. The impact of this accounting principle change on the previously issued financial statements is as follows:

	Reported as of December 26, 2015	Debt Issuance Costs	As Adjusted December 26, 2015
ASSETS
Development costs and other	$23,911	$(4,590)	$19,321

Total assets	279,079	(4,590)	274,489
LIABILITIES
Long-term debt—less current maturities	$147,028	$(4,590)	$142,438

Total liabilities	197,473	(4,590)	192,883
Total liabilities and stockholders’ equity	$279,079	$(4,590)	$274,489

	Reported as of April 25, 2015	Debt Issuance Costs	As Adjusted April 25, 2015
ASSETS
Development costs and other	$28,187	$(5,280)	$22,907

Total assets	312,952	(5,280)	307,672
LIABILITIES
Long-term debt—less current maturities	$156,549	$(5,280)	$151,269

Total liabilities	246,575	(5,280)	241,295
Total liabilities and stockholders’ equity	$312,952	$(5,280)	$307,672

Pursuant to ASU No. 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” debt issuance costs associated with revolving credit facilities are not affected by ASU No. 2015-03. As such, debt issuance costs related to the Company’s ABL facility are classified as long-term assets within the “Development costs and other” line of the Balance Sheet, which is consistent with prior period reporting.

The change in accounting principle had no impact on the Company’s Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows.

NOTE 4—BANKRUPTCY PROCEEDINGS

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

In connection with the Company’s emergence from Chapter 11, the Company was required to adopt fresh start accounting as of June 11, 2013 in accordance with ASC 852 “Reorganizations”. The Company elected to use June 8, 2013 (the “Convenience Date”), which was the week ended date nearest to the Effective Date, to avoid disruption to the Company’s weekly accounting processes. The Company performed a qualitative and quantitative assessment in order to determine the appropriateness of using the Convenience Date for fresh start accounting instead of the Effective Date. The Company’s assessment determined that the use of the Convenience Date did not have a material impact on either the predecessor or successor periods in fiscal 2014 and there were no qualitative factors that would preclude the use of the Convenience Date for accounting and reporting purposes. The adoption of fresh start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to June 11, 2013 are not comparable with the financial statements for periods after June 11, 2013. The consolidated financial statements as of December 31, 2016, December 26, 2015, and April 25, 2015 and for the fifty-three weeks ended December 31, 2016, the thirty-five weeks ended December 26, 2015, and the fifty-two weeks ended April 25, 2015 and the forty-six weeks ended April 26, 2014 and any references to “Successor” or “Successor Company” show the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

NOTE 5—FRESH START ACCOUNTING

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

In accordance with FASB ASC 852, the Predecessor Company’s results of operations prior to the Effective Date include (i) a pre-emergence gain of $161,943 resulting from the discharge of liabilities under the Reorganization Plan; (ii) pre-emergence charges to earnings of $46,878 recorded as reorganization items resulting from certain costs and expenses relating to the Reorganization Plan becoming effective, including the cancellation of certain debt upon issuance of new equity and the cancellation of equity-based awards of the Predecessor; and (iii) a pre-emergence decrease in earnings of $30,266 resulting from the aggregate changes to the net carrying value of the Predecessor Company’s pre-emergence assets and liabilities to reflect their fair values under fresh start accounting, as well as the recognition of goodwill. See Note 6 Reorganization Items, Net for additional information.

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

The consolidated balance sheet, reorganization adjustments and fresh start adjustments presented below summarize the impact of the Reorganization Plan and the adoption of fresh start accounting as of the Effective Date. Certain fresh start adjustments were updated between the Effective Date and finalization of fresh start accounting in fiscal 2015. The Successor Company updated the estimated value of unsecured claims certain holders of which elected to provide the Company with customary trade terms and thereby recover 45% of their claims, in accordance with the Reorganization Plan (Note 4).

REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 11, 2013

	June 11, 2013
	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current assets:
Cash and cash equivalents	$11,052	$4,363	(1)	$—		$15,415
Restricted cash	26,421	—		—		26,421
Accounts receivable	66,894	—		(250	) (8)	66,644
Inventories	110,830	—		(8,147	) (8)	102,683
Other current assets	45,819	321(2)		(788	) (8)	45,352

Total current assets	261,016	4,684		(9,185)		256,515
Property, plant and equipment, net	37,604	(6,202	) (2)	14,148(8)		45,550
Goodwill	—	—		21,588(8)(9)		21,588
Intangible assets, net	109,155	—		(56,795	) (8)	52,360
Development costs and other	31,142	8,255(3)		—		39,397

Total assets	$438,917	$6,737		$(30,244)		$415,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,226	$—		$—		$38,226
Accrued compensation	7,229	(315	) (2)	—		6,914
Other accrued liabilities	60,301	9,947(2)(4)(6)		22(8)		70,270

Total current liabilities	105,756	9,632		22		115,410
Long-term debt	205,863	(39,939	) (5)	—		165,924
Other liabilities	925	12,195(2)(6)		—		13,120
Liabilities subject to compromise	223,988	(223,988	) (6)	—		—

Total liabilities	$536,532	$(242,100)		$22		$294,454

Commitments and contingencies
Stockholders’ equity:
Common stock—Predecessor	$24	$(24	) (7)	$—		$—
Capital in excess of par value—Predecessor	446,232	(446,232	) (7)	—		—
Treasury Stock—Predecessor	(186,637)	186,637	(7)	—		—
Accumulated (deficit) and other comprehensive income—Predecessor	(357,234)	387,500	(7)	(30,266	) (7)(8)	—
Common stock—Successor	—	1	(7)	—		1
Capital in excess of par value—Successor	—	120,955	(7)	—		120,955

Total stockholders’ equity	(97,615)	248,837		(30,266)		120,956

Total liabilities and stockholders’ equity	$438,917	$6,737		$(30,244)		$415,410

(1)	The Company deposited $7,647 of proceeds from its exit financing into a segregated cash account which was used to pay administrative claims and certain advisors in the bankruptcy proceedings. The Company utilized $3,284 of its cash balance immediately prior to emergence to fund a portion of the cash requirements from exit financing.
(2)	The Company recorded adjustments related to various contract rejections or amendments completed as part of the Reorganization Plan. This included a $6,202 write down of property, plant and equipment related to the amendment of capital lease obligations for the Mansfield, OH distribution center and the rejection of capital lease obligations for the Company’s Agawam, MA property. In addition, the Company recorded $920 related to various contract damages relating to lease rejections and severance obligations, classified between long-term and short-term liabilities.

(3)	In connection with entering into the exit credit facilities, the Company capitalized $8,255 of deferred financing costs.
(4)	Pursuant to the Chapter 11 Cases, additional professional fees of $2,057 were recorded. In addition, certain administrative and convenience claims of $8,435 were recorded as current liabilities, offset by accrued interest expense converted to new Successor Company equity.
(5)	The table below presents refinancing of the Predecessor long-term debt. The Company issued $78,620 of new Successor Company equity (including $21,375 in excess of debt carrying amount), partially offset by $17,306 of debt discount and other financing costs. The current portion of the reorganized debt was $25,251, which includes $23,823 of new Successor Company ABL loan.

June 11, 2013
Predecessor Company long-term debt	$205,863
Reorganization adjustments:
Issuance of Successor Company equity	(78,620)
Equity issuance in excess of debt carrying amount	21,375
Financing costs and professional fees paid with exit financing	17,306

Reorganized Successor Company long-term debt	$165,924

(6)	Liabilities subject to compromise generally refer to pre-petition obligations, secured or unsecured, that may be impaired by a plan of reorganization. FASB ASC 852 requires such liabilities, including those that became known after filing the Chapter 11 petitions, be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represented the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process. Liabilities subject to compromise also includes items that may be assumed under the Reorganization Plan, and may be subsequently reclassified to liabilities not subject to compromise. Liabilities subject to compromise also include certain pre-petition liabilities including accrued interest and accounts payable. At April 27, 2013, liabilities subject to compromise were $228,302, of which administrative claim payments of $4,314 were made in the Predecessor period of the current year. The table below identifies the principal categories of liabilities subject to compromise at June 11, 2013:

Accounts payable..	$47,683
2011 Debentures	163,688
Pre-petition accrued interest on 2011 Debentures	979
Sale-leaseback obligations	11,638

Liabilities subject to compromise	$223,988

(7)	The Company recorded elimination of (1) the Predecessor Company’s common stock, (2) the Predecessor Company’s capital in excess of par value, net of stock options cancellation of $3,624, (3) the Predecessor Company’s treasury stock, and (4) the Predecessor Company’s accumulated deficit and accumulated other comprehensive loss. The following table represents reorganization value to be allocated to assets reconciled to the Successor Company Equity. The Company recorded Successor Company common stock of $1 and capital in excess of par value of $120,955.

June 11, 2013
Total reorganization value to be allocated to assets	$415,410
Less: Debt	(179,044)
Less: Other liabilities	(115,410)

Successor Company Equity	$120,956

(8)	The following table represents the adjustments for fresh start accounting primarily related to recording goodwill, recording our intangible assets, fixed assets, and other assets and liabilities at fair value and related deferred income taxes in accordance with ASC 805. Additionally, such fresh start accounting adjustments reflect the increase in inventory reserve of $6,600, and elimination of certain capitalized costs of $1,426. The Company also recorded other fresh start accounting adjustments relating to (1) deferred rent included in current liabilities, (2) vendor rebates receivables in current assets, and (3) other current assets and liabilities as a result of fresh start accounting. In addition, the impact of fresh start accounting adjustments on the accumulated retained earnings was eliminated.

June 11, 2013
Fresh start accounting adjustments:
Goodwill	$21,588
Fair value adjustment to intangible assets	(56,795)
Fair value adjustment to fixed assets	15,522
Fresh start accounting adjustments relating to inventory	(8,147)
Other fresh start accounting adjustments	(2,434)

Total fresh start accounting adjustments	$(30,266)

(9)	The following table represents a reconciliation of the enterprise value attributed to assets, determination of the total reorganization value to be allocated to these assets and the determination of goodwill:

June 11, 2013
Enterprise value attributed to School Specialty	$300,000
Plus: other liabilities (excluding debt)	115,410

Total reorganization value to be allocated to assets	415,410
Less: fair value assigned to tangible and intangible assets	(393,822)

Value of School Specialty assets in excess of fair value (Goodwill)	$21,588

In fiscal 2015, the Company revised its fresh-start estimate for the amount of deferred cash payment obligations (see Note 10 – Debt). The change in estimate is related to an increased number of unsecured trade creditors which elected to provide the Company customary trade terms which entitled those creditors to a 45% recovery of their unsecured claim rather than a 20% recovery. This change in estimate resulted in a decrease of $2,992 to the Successor Company’s equity and a corresponding increase in long-term debt.

NOTE 6—REORGANIZATION ITEMS, NET

Reorganization items directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code have been recorded on a separate line item on the consolidated statements of operations. The following table displays the details of reorganization items for fiscal 2016, short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, and the six weeks ended June 11, 2013:

	Successor Company				Predecessor
	Fiscal 2016	Thirty-Five Weeks Ended December 26, 2015	Fiscal 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013
Liabilities subject to compromise	$—	$—	$—	$—	$223,988
Issuance of capital in excess of par value	—	—	—	—	(42,335)
Reclassified into other balance sheet liability accounts	—	—	—	458	(19,710)

Settlement of liabilities subject to compromise	$—	$—	$—	$458	$161,943
Fresh start accounting adjustments:
Goodwill	$—	$—	$—	$—	$21,588
Fair value adjustment to intangible assets	—	—	—	—	(56,795)
Fair value adjustment to fixed assets	—	—	—	—	15,522
Fresh start accounting adjustments relating to inventory	—	—	—	—	(8,147)
Other fresh start accounting adjustments	—	—	—	—	(2,434)

Total fresh start accounting adjustments	$—	$—	$—	$—	$(30,266)
Other reorganization adjustments:
Asset write-downs due to contract rejections	$—	$—	$—	$—	$(7,011)
Professional fees	—	—	(271)	(6,878)	(10,512)
Cancellation of equity-based awards	—	—	—	—	(3,624)
Financing fees	—	—	—	—	(2,853)
Issuance of equity in excess of debt carrying amount	—	—	—	—	(21,375)
Other	—	—	—	—	(1,503)

Total other reorganization adjustments	$—	$—	$(271)	$(6,878)	$(46,878)

Total Reorganization items, net	$—	$—	$(271)	$(6,420)	$84,799

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

Fresh start accounting adjustments resulted in a net asset write down of $30,266 which has partially offset the gain related to the settlement of liabilities subject to compromise. The fresh start accounting adjustments are related to the preliminary valuation done in accordance with the adoption of the fresh start accounting. See Note 5—Fresh Start Accounting for information on these fresh start valuation adjustments.

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

NOTE 7—INVESTMENT IN UNCONSOLIDATED AFFILIATE

The investment in unconsolidated affiliate consisted of the following:

	December 31, 2016	December 26, 2015	April 25, 2015
Carson-Dellosa Publishing, LLC	$—	$715	$715

The Company’s ownership interest in Carson-Dellosa Publishing had been 35% for all prior periods presented. The Company’s interest in Carson-Dellosa Publishing was accounted for under the cost method as the Company did not have significant influence over the investee.

On July 26, 2016, the Company sold its 35% interest in Carson Dellosa Publishing LLC for $9,839. The Company recorded a non-operating gain on disposal of $9,178. In accordance with the Term Loan Agreement, the Company used $8,053 of the net cash proceeds from this sale to paydown the Term Loan with the remaining net cash proceeds used to pay down the ABL.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

December 31, 2016	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(3,115)	$8,185
Publishing rights (20 years)	4,000	(717)	3,283
Trademarks (20 years)	22,700	(4,067)	18,633
Developed technology (7 years)	6,600	(3,379)	3,221
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(860)	340
Favorable leasehold interests (10 years)	2,160	(774)	1,386

Total intangible assets	$52,360	$(17,311)	$35,049

December 26, 2015	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(2,246)	$9,054
Publishing rights (20 years)	4,000	(517)	3,483
Trademarks (20 years)	22,700	(2,932)	19,768
Developed technology (7 years)	6,600	(2,436)	4,164
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(620)	580
Favorable leasehold interests (10 years)	2,160	(557)	1,603

Total intangible assets	$52,360	$(13,708)	$38,652

April 25, 2015	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(1,666)	$9,634
Publishing rights (20 years)	4,000	(383)	3,617
Trademarks (20 years)	22,700	(2,175)	20,525
Developed technology (7 years)	6,600	(1,808)	4,792
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(460)	740
Favorable leasehold interests (10 years)	2,160	(414)	1,746

Total intangible assets	$52,360	$(11,306)	$41,055

Intangible asset amortization expense included in selling, general and administrative expenses for fiscal 2016, short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, and six weeks ended June 11, 2013 was $3,603, $2,403, $4,483, $4,109, and $1,138, respectively. In fiscal 2015, the Company recorded an impairment of $2,713 related to the Content intangible asset, which reduced the net book value of the intangible asset to zero as of April 25, 2015. This impairment was related to the Company’s strategy to reduce future investments in digital content and digital delivery for its Agenda product category.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is:

2017	$3,603
2018	$3,463
2019	$3,363
2020	$2,813
2021	$2,420

This estimated intangible amortization expense over the succeeding five years is based on the reorganization fair value of the Company’s intangible assets.

The following information presents changes to goodwill during the periods ended December 31, 2016, December 26, 2015, and April 25, 2015:

	Reporting Unit	Distribution Segment	Reporting Units		Curriculum Segment
Successor Company	Distribution		Science	Reading		Total
Balance at April 25, 2015	$14,666	$14,666	$4,580	$2,342	$6,922	$21,588

Balance at December 26, 2015	$14,666	$14,666	$4,580	$2,342	$6,922	$21,588

Balance at December 31, 2016	$14,666	$14,666	$4,580	$2,342	$6,922	$21,588

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

Assumptions utilized in the impairment analysis are subject to significant management judgment. Changes in estimates or the application of alternative assumptions could have produced significantly different results

In performing the impairment assessments for fiscal 2016, short year 2015, and fiscal 2015, the Company estimated the fair value of its reporting units using the following valuation methods and assumptions:

1.	Income Approach (discounted cash flow analysis)—the discounted cash flow (“DCF”) valuation method requires an estimation of future cash flows of a reporting unit and then discounting those cash flows to their present value using an appropriate discount rate. The discount rate selected should reflect the risks inherent in the projected cash flows. The key inputs and assumptions of the DCF method are the projected cash flows, the terminal value of the reporting units and the discount rate. The growth rates used for the terminal value calculations and the discount rates of the respective reporting units for the Successor and Predecessor companies were as follows:

	Fiscal 2016		Short Year 2015		Fiscal 2015
	Terminal Value Growth Rates	Discount Rate	Terminal Value Growth Rates	Discount Rate	Terminal Value Growth Rates	Discount Rate
Distribution	2.3%	13.0%	1.0%	12.5%	1.7%	12.9%
Reading	0.0%	11.5%	2.0%	9.2%	1.0%	11.2%
Science	1.7%	10.0%	1.0%	8.4%	1.7%	10.4%

2.

Market Approach (market multiples)—this method begins with the identification of a group of peer companies in the same or similar industries as the company reporting unit being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”). Various operating performance measurements of the reporting unit being valued are then benchmarked against the peer group and a discount rate or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the reporting unit being valued to arrive at an estimate of its fair value. A control premium is then applied to the equity value. The resulting multiples and control premiums were as follows:

	Fiscal 2016		Short Year 2015		Fiscal 2015
	EBITDA Multiples	Control Premium	EBITDA Multiples	Control Premium	EBITDA Multiples	Control Premium
Distribution	5.9x	10.3%	6.2x	10.3%	6.2x	10.3%
Reading	7.8x	11.7%	7.7x	11.7%	7.7x	11.7%
Science	6.2x	11.7%	6.2x	11.7%	6.2x	11.7%

In completing the fiscal 2016 assessment, the fair values of the Distribution, Science and Reading reporting units were in excess of their carrying values by over 20%. In order to conclude upon the assumptions for the discounted cash flow analysis, the Company considered multiple factors, including (a) macroeconomic conditions, (b) industry and market factors such as school funding trends and school construction forecasts, (c) overall financial performance such as planned revenue, profitability and cash flows and (d) the expected impact of revenue enhancing and cost saving initiatives.

NOTE 9—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Successor
	December 31, 2016	December 26, 2015	April 25, 2015
Projects in progress	$4,707	$3,981	$5,585
Buildings and leasehold improvements	3,347	3,312	3,302
Furniture, fixtures and other	48,224	40,120	36,464
Machinery and warehouse equipment	13,296	11,501	11,394

Total property, plant and equipment	69,574	58,914	56,745
Less: Accumulated depreciation	(40,890)	(31,787)	(24,721)

Net property, plant and equipment	$28,684	$27,127	$32,024

Depreciation expense for fiscal 2016, short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, and six weeks ended June 11, 2013 was $10,260, $9,241, $14,750, $14,767, and $1,845, respectively.

NOTE 10—DEBT

Long-Term Debt

Long-term debt as of December 31, 2016, December 26, 2015, and April 25, 2015 consisted of the following:

	Successor
	December 31, 2016	December 26, 2015	April 25, 2015
ABL Facility, maturing in 2019	$—	$—	$24,200
Term Loan, maturing in 2019	122,226	132,100	142,462
Term Loan Original Issue Discount	(1,377)	(1,859)	(2,153)
Unamortized Term Loan Debt Issuance Costs	(3,388)	(4,590)	(5,280)
Deferred Cash Payment Obligations, maturing in 2019	20,026	18,608	17,684

Total debt	137,487	144,259	176,913
Less: Current maturities	(5,493)	(1,821)	(25,644)

Total long-term debt	$131,994	$142,438	$151,269

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

The effective interest rate under the ABL Facility for fiscal 2016 ended December 31, 2016 was 6.01%, which includes amortization of loan origination fees of $778 and commitment fees on unborrowed funds of $347. As of December 31, 2016, the outstanding balance on the ABL Facility was $0. The effective interest rate under the ABL Facility for the thirty-five weeks ended December 26, 2015 was 5.12%, which includes amortization of loan origination fees of $648 and commitment fees on unborrowed funds of $275. As of December 26, 2015, the outstanding balance on the ABL Facility was $0.

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

The effective interest rate under the term loan credit facility for the twelve months ended December 31, 2016 was 10.86%, which includes interest on borrowings of $12,473, amortization of loan origination fees of $1,301 and original issue discount amortization of $480. The effective interest rate under the term loan credit facility for the thirty-five weeks ended December 26, 2015 was 10.68%, which includes interest on borrowings of $8,938, amortization of loan origination fees of $815 and original issue discount amortization of $295. On September 21, 2015, the Company elected to make a $10,000 prepayment on the Term Loan. As a result of the prepayment, the Company incurred a $200 early prepayment fee. As of December 31, 2016, the outstanding balance on the Term Loan Credit Agreement was $118,838, net of the remaining unamortized original issue discount of $1,377. The original issue discount is being amortized as additional interest expense on a straight-line basis over the life of the Term Loan.

The Term Loan matures on June 11, 2019. The Term Loan Credit Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including: (1) certain dispositions of property, divisions, business units or business lines; and (2) other issuances of debt other than Permitted Debt (as defined in the Term Loan Credit Agreement). The Term Loan Credit Agreement also requires prepayments at specified levels from the Company’s excess cash flow. As of December 31, 2016, the Company’s excess cash flow payment related to the Term Loan Credit Agreement was $5,493. As such, this amount was classified as current maturities of long-term debt. The Company is also permitted to voluntarily prepay the Term Loan in whole or in part. Any prepayments are to be made at par, plus an early payment fee calculated in accordance with the terms of the Term Loan Credit Agreement, as amended, if prepaid prior to October 31, 2016.

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

The Term Loan required the Company to enter into an interest rate hedge, within 90 days of the Effective Date, in an amount equal to at least 50% of the aggregate principal amount outstanding under the Term Loan. The purpose of the interest rate hedge is to effectively subject a portion of the Term Loan to a fixed or maximum interest rate. As such, the Company entered into an interest rate swap agreement on August 27, 2013 that effectively fixes the interest payments on a portion of the Company’s variable-rate debt. The swap, which terminated on September 11, 2016, effectively fixed the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. During fiscal 2016, the fair value of the derivative increase by $271 and a gain of $271 was recognized. During the thirty-five weeks ended December 26, 2015, the fair value of the derivative increased by $174 and a gain of $174 was recognized. The gain related to the derivative was recorded in “Change in fair value of interest rate swap” on the consolidated statement of operations.

Under this swap agreement, the Company paid the counterparty interest on the notional amount at a fixed rate per annum of 1.485% and the counterparty paid the Company interest on the notional amount at a variable rate per annum equal to the greater of 1-month LIBOR or 1.0%. The notional amounts did not represent amounts exchanged by the parties, and thus were not a measure of exposure of the Company.

The Company did not enter into a subsequent interest rate swap after the termination of the above-mentioned interest rate swap.

The Company has estimated that the fair value of its Term Loan (valued under Level 2) as of December 31, 2016 was $122,837.

As of December 31, 2016 approximately $13,268 of the Term Loan was held by related parties. The related party holders are stockholders that own 5% or more of the Company’s outstanding common stock. The related parties and their respective face value holdings in the Company’s Term Loan were as follows:

Related Party	Term Loan Face Value
Zazbond LLC	$33
Zazove High Yield Convertible Securities Fund L.P.	564
Steel Excel Inc.	12,671

$13,268

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

The Company’s reconciliation of general unsecured claims was completed in fiscal 2015. As of December 31, 2016, the Company’s deferred payment obligations were $20,027, of which $3,083 represents a 20% recovery for the general unsecured creditors and $12,095 represents a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $4,848 related to accrued paid-in-kind interest.

Predecessor Company Debt

As discussed in Note 4—Bankruptcy Proceedings, all of the Predecessor Company debt was cancelled as of the Effective Date.

NOTE 11—INCOME TAXES

The provision for income taxes consists of:

	Successor Company				Predecessor Company
	Fiscal Year Ended December 31, 2016 (53 weeks)	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013
Current income tax expense/(benefit):
Federal	$(87)	$428	$—	$—	$—
State	235	190	252	258	132
Foreign	—	97	365	—	1,509

Total	148	715	617	258	1,641
Deferred income tax expense/(benefit):
Federal	—	—	—	—	—
State	—	—	—	—	—
Foreign	(184)	1	—	—	—

Total	(184)	1	—	—	—

Total provision for/(benefit from) income taxes	$(36)	$716	$617	$258	$1,641

Deferred taxes are comprised of the following:

	Fiscal Year Ended December 31, 2016 (53 weeks)	Thirty-Five Weeks Ended December 26, 2015	April 25, 2015	April 26, 2014
Current deferred tax assets (liabilities):
Inventory	$4,762	$4,284	$3,823	$5,211
Allowance for doubtful accounts	461	411	303	384
Accrued liabilities	1,830	1,207	(748)	(1,235)
Debt issuance costs	(1,249)	(1,282)	(868)	(859)
Valuation allowance	(5,804)	(4,620)	(2,510)	(3,501)

Total current deferred tax assets	—	—	—	—

Long-term deferred tax assets (liabilities):
Foreign tax and AMT credit carryforward	11,576	11,506	11,075	11,075
Net operating loss carryforward	3,016	1,670	10,208	—
Property and equipment	(5,738)	(5,319)	(6,534)	(11,033)
Accrued liabilities	705	1,510	635	1,233
Intangible assets	3,493	8,107	19,145	23,550
Investment in noncontrolling interest	—	5,553	5,879	4,331
Development costs and other	—	(1,279)	(1,211)	(2,036)
Valuation allowance	(12,867)	(21,743)	(39,195)	(27,072)

Total long-term deferred tax assets	185	5	2	48

Net deferred tax assets	$185	$5	$2	$48

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

The Company previously had concluded that the realization of substantially all of its deferred tax assets did not meet the more likely than not threshold and recorded a tax valuation allowance due to the lack of taxable income. As of December 31, 2016, the Company continued to maintain a valuation allowance against substantially all of its net deferred tax assets as it has not generated taxable income during a twelve-month tax year since the emergence from bankruptcy. In fiscal 2016, the Company decreased its tax valuation allowance to $18,671 from $26,363 at the end of short year 2015. This decrease related primarily to the utilization of deferred tax assets to offset the Company’s pre-tax income generated during fiscal 2016. In short year 2015, the Company decreased its tax valuation allowance to $26,363 from $41,705 at the end of fiscal 2015. This decrease related primarily to the utilization of tax net operating losses and adjustments to the deferred tax asset associated with the company’s goodwill balances. In fiscal 2015, the Company increased its tax valuation allowance from $30,573 to $41,705 related primarily to the tax net operating loss generated in fiscal 2015. In fiscal 2014, the Company reduced its valuation allowance to $30,573 related to the reduction of tax attributes associated with the cancellation of indebtedness and other fresh start adjustments. As of December 31, 2016, the Company had an immaterial amount of unremitted earnings from foreign investments.

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Successor Company				Predecessor Company
	Fiscal Year Ended December 31, 2016 (53 weeks)	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.6%	3.8%	3.1%	-1.0%	0.1%
Foreign income tax	-1.3%	0.6%	-1.1%	—	0.7%
Alternative Minimum Tax	—	3.4%	—	—	—
Deemed dividend, meals and entertainment and other	0.0%	0.3%	—	-1.4%	—
Bankruptcy-related reorganization costs	—	—	—	—	3.7%
Non-taxable fresh-start adjustments	—	—	—	—	-8.1%
Non-taxable debt cancellation income	—	—	—	—	-58.1%
Realizable built-in loss adjustment	11.3%	9.9%	-8.2%	—	—
Valuation allowance	-46.9%	-48.5%	-30.7%	-34.1%	28.8%

Effective income tax rate	-0.3%	4.5%	-1.9%	-1.5%	2.1%

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

As of December 31, 2016, December 26, 2015, April 25, 2015, and April 26, 2014, the Company’s liability for uncertain tax positions, net of federal tax benefits, was $84, $482, $503, and $398, respectively, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes in the amount of uncertain tax positions within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

The following table summarizes the activity related to the Company’s gross liability for uncertain tax positions:

Balance at April 27, 2013 (Predecessor Company)	$925

Increase related to current year tax provision	30
Adjustments to provision related to assessments	(557)

Balance at April 26, 2014 (Successor Company)	$398

Increase related to current year tax provision	598
Adjustments to provision related to assessments	(493)

Balance at April 25, 2015 (Successor Company)	$503

Increase related to current year tax provision	29
Adjustments to provision related to assessments	(50)

Balance at December 26, 2015 (Successor Company)	$482

Increase related to current year tax provision	227
Adjustments to provision related to assessments	(625)

Balance at December 31, 2016 (Successor Company)	$84

NOTE 12—OPERATING LEASE COMMITMENTS

The Company leases various types of warehouse and office facilities and equipment, under lease agreements which expire at various dates. Future minimum lease payments under operating leases for the Company’s fiscal years are as follows:

2017	$4,312
2018	3,710
2019	2,615
2020	2,323
2021	452
Thereafter	178

Total minimum lease payments	$13,590

Rent expense for fiscal 2016, short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, and six weeks ended June 11, 2013, was $7,066, $4,756, $7,423, $6,345, and $827, respectively.

NOTE 13—EMPLOYEE BENEFIT PLANS

The Company sponsored the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. In January, 2015, the 401(k) Plan assets were transferred into a 401(k) plan sponsored by the Company’s professional employment organization. This new 401(k) plan operates in a similar fashion to the previous plan. The Company has the discretion to match a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. In short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, the six weeks ended June 11, 2013 the Company did not make any 401(k) match due to the economic conditions and the Company’s liquidity position. However, the Company reinstated a 401(k) match in the third quarter of fiscal 2016. The amount of the match in fiscal 2016 was $259.

NOTE 14—STOCKHOLDERS’ EQUITY

Share Repurchase Programs

The Company did not repurchase any shares of its outstanding common stock in any period. Restrictive covenants in the Company’s pre-bankruptcy credit facilities and bankruptcy-related debtor-in-possession credit facilities prevented the Company’s repurchase of additional common stock.

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

	(Loss)/Income (Numerator)	Shares (Denominator)	Per Share Amount
Fiscal 2016 (Successor Company):
Basic EPS	$14,764	1,000	$14.76

Effect of dilutive non-vested stock options	—	—

Basic and diluted EPS	$14,764	1,000	$14.76

Short Year 2015 (Successor Company):
Basic EPS	$15,301	1,000	$15.30

Effect of dilutive non-vested stock options	—	—

Basic and diluted EPS	$15,301	1,000	$15.30

Fiscal 2015 (Successor Company):
Basic EPS	$(33,532)	1,000	$(33.53)

Effect of dilutive non-vested stock options	—	—

Basic and diluted EPS	$(33,532)	1,000	$(33.53)

Forty-Six Weeks Ended April 26, 2014 (Successor Company):
Basic EPS…………………………………………………….	$(17,485)	1,000	$(17.49)

Effect of dilutive employee stock options………………………………	—	—

Basic and diluted EPS	$(17,485)	1,000	$(17.49)

Six Weeks Ended June 11, 2013 (Predecessor Company):
Basic EPS	$76,068	18,922	$4.02

Effect of dilutive employee stock options	—	—

Basic and diluted EPS	$76,068	18,922	$4.02

Fiscal 2013 (Predecessor Company):
Basic EPS	$(147,692)	18,922	$(7.81)

Effect of dilutive employee stock options	—	—

Basic and diluted EPS	$(147,692)	18,922	$(7.81)

The Company had additional employee stock options outstanding of 71, 73, 73, 0, and 0 for fiscal 2016, short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, and the six weeks ended June 11, 2013, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 15—SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

As of December 31, 2016, the Company had one share-based employee compensation plan; the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. On April 24, 2014, School Specialty, Inc.’s CEO was awarded 33 stock options under the 2014 Plan. Other members of management were awarded 65 stock options during fiscal 2015, 25 of which were cancelled in fiscal 2015 subsequent to the award due to terminations of employment. September 4, 2014, the date on which the stockholders approved the 2014 Plan, was considered the grant date, or measurement date, for those awards issued prior to this date. As such, those awards made prior to September 4, 2014 were not considered outstanding and no expense associated with those awards was recognized prior to that date. There were 68 stock options awarded prior to the measurement date.

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

A summary of option transactions for the six weeks ended June 11, 2013, the forty-six weeks ended April 26, 2014, fiscal 2015, short year 2015, and fiscal 2016 were as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Predecessor Company
Balance at April 27, 2013	2,550	$15.27	1,207	$24.76

Canceled	(2,550)	15.27

Balance at June 11, 2013	—	$—	—	$—

Successor Company
Granted	—	—
Exercised	—	—
Canceled	—	—

Balance at April 26, 2014	—	$—	—	$—

Granted	98	130.00
Exercised	—	—
Canceled	(25)	130.00

Balance at April 25, 2015	73	$130.00	8	$130.00

Granted	—	—
Exercised	—	—
Canceled	—	—

Balance at December 26, 2015	73	$130.00	8	$130.00

Granted	—	—
Exercised	—	—
Canceled	(3)	130.00

Balance at December 31, 2016	71	$130.00	32	$130.00

There were no options considered granted or outstanding for the forty-six weeks ended April 26, 2014 or the six weeks ended June 11, 2013. The weighted average fair value per share of options granted during fiscal 2015 was $55.12. There were no options granted during fiscal 2016 or short year 2015. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

Fiscal 2015
Average-risk free interest rate	1.95%
Expected volatility	48.00%
Expected term	6.3 years

	Fiscal 2016	Short Year 2015	Fiscal 2015
Total intrinsic value of stock options exercised	$—	$—	$—
Cash received from stock option exercises	—	—	—
Income tax deficiency from the exercise of stock options	—	—	—

On March 23, 2016, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 28 Restricted Stock Units (“RSUs”) under the Company’s 2014 Plan to members of the Company’s senior management. The RSUs are performance-based. A certain percentage of the RSUs will vest on the third anniversary of the date of grant, with such percentage based on the 15 day Volume Weighted Average Price (“VWAP”) of the Company’s common stock prior to the vesting date. The percentage of RSUs that will vest shall be determined as follows:

Vesting %	15 Day VWAP
0%	VWAP less than $108.00
20%	VWAP greater than or equal to $108.00, but less than $118.00
40%	VWAP greater than or equal to $118.00, but less than $128.00
60%	VWAP greater than or equal to $128.00, but less than $138.00
80%	VWAP greater than or equal to $138.00, but less than $148.00
100%	VWAP greater than or equal to $148.00

Any RSUs that vest will be settled in shares of Company common stock. Due to the nature of the vesting conditions of the RSUs, a valuation methodology needed to incorporate potential equity value paths for the Company. As such, the fair value of the RSU grants was determined under a Monte Carlo approach with a simulation of the Company’s stock price to a date that is 15 trading days prior to the vesting date. A large number of trials were run under the Monte Carlo approach to ensure an adequate sampling of different potential scenarios was achieved.

In short year 2015, fiscal 2015, and fiscal 2014 there were no shares of restricted stock awarded.

The following table presents the share-based compensation expense recognized for fiscal 2016, short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, and six weeks ended June 11, 2013:

	Successor Company								Predecessor Company
	Fiscal Year Ended December 31, 2016		Thirty-Five Weeks Ended December 26, 2015		Fiscal 2015		Forty-Six Weeks Ended April 26, 2014		Six Weeks Ended June 11, 2013
	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$1,043	$1,043	$696	$696	$581	$581	$—	$—	$3,624	$—
Restricted Stock Units	572	572	—	—	—	—	—	—	—	—

Total stock-based compensation expense	$1,615	$1,615	$696	$696	$581	$581	$—	$—	$3,624	$—

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations, other than reorganization expense recognized in the six weeks ended June 11, 2013 for cancellation of equity awards. The income tax benefit recognized related to share-based compensation expense was $0 for fiscal 2016, short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, and six weeks ended June 11, 2013, respectively. Other than recording the effect of cancelling the equity awards, the Company recognized share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

The total unrecognized share-based compensation expense as of December 31, 2016, December 26, 2015, April 25, 2015, April 26, 2014, and June 11, 2013 were as follows:

	Successor Company				Predecessor Company
	December 31, 2016	December 26, 2015	April 25, 2015	April 26, 2014	June 11, 2013
Stock Options, net of estimated forfeitures	$1,683	$2,726	$3,422	$—	$—
Restricted Stock Units	1,697	—	—	—	—

On May 28, 2014, the Board granted 6 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. Prior to the approval of the 2014 Plan at the Annual Meeting of Stockholders on September 4, 2014, the SARs were not considered outstanding, nor granted and therefore no expense was recognized prior to this date. On July 31, 2015, the Board granted 6 stock appreciation rights to each of the two new non-employee members of the Board. Each SAR has a grant date value of $130 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. Since the Company’s stock trading price was less than each SAR’s exercise price as of December 31, 2016, no expense was recorded for the SARs. The SARs will vest as to one-half of the SARs on the second anniversary of the date of grant and as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. Total SARs that remain outstanding as of December 31, 2016 are 22.

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

While a significant majority of revenue and assets are derived from the Company’s U.S. operations, the Company had Canadian revenue of $20,306, $16,390, $22,600, $23,941, and $1,873 for fiscal 2016, short year 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, and six weeks ended June 11, 2013, respectively, and long-term assets of $27, $32, and $49 as of December 31, 2016, December 26, 2015, and April 25, 2015, respectively. As of December 31, 2016, December 26, 2015, and April 25, 2015, these long-term assets are primarily Property, Plant and Equipment. The majority of the Canadian revenue is reflected in the Distribution segment and all of the Canadian assets are in the Distribution segment.

The following table presents segment information:

	Successor Company				Predecessor Company
	Fiscal Year Ended December 31, 2016	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013
Revenues:
Distribution	$550,871	$429,548	$531,456	$493,359	$49,069
Curriculum	105,451	74,730	90,412	78,686	9,628

Total	$656,322	$504,278	$621,868	$572,045	$58,697

Gross Profit:
Distribution	$185,749	$146,477	$187,460	$180,750	$18,957
Curriculum	54,179	39,910	40,698	41,450	4,661

Total	$239,928	$186,387	$228,158	$222,200	$23,618

Operating (loss) income and loss before taxes:
Operating income (loss)	22,961	29,893	(13,090)	2,504	(3,855)
Interest expense and reorganization items, net	8,233	13,876	19,825	19,731	(81,564)

Income (loss) before provision for income taxes	$14,728	$16,017	$(32,915)	$(17,227)	$77,709

	December 31, 2016	December 26, 2015	April 25, 2015
Identifiable assets:
Distribution	$174,555	$173,838	$200,510
Curriculum	79,255	88,796	94,538
Corporate assets (1)	33,797	11,855	12,624

Total	$287,607	$274,489	$307,672

	Successor Company	Successor Company	Successor Company	Successor Company	Predecessor Company
	Fiscal Year Ended December 31, 2016	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013
Depreciation and amortization of intangible assets and development costs:
Distribution (2)	$10,390	$9,651	$21,025	$15,705	$2,080
Curriculum (3)	10,961	7,284	15,231	9,477	1,821

Total	$21,351	$16,935	$36,256	$25,182	$3,901

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$10,207	$3,778	$9,921	$11,626	$256
Curriculum	4,154	3,429	7,460	6,290	450

Total	$14,361	$7,207	$17,381	$17,916	$706

(1)	Assets in Corporate include cash, restricted cash, capitalized debt issuance costs for our ABL and investment in unconsolidated affiliate.
(2)	In fiscal 2015, the Company recorded an impairment charge of $2,713 related to the amortizable asset associated with the Agenda product category’s digital content and digital delivery development efforts, which is included in the $21,025 for Distribution.
(3)	In fiscal 2016, the Company recorded accelerated amortization of certain product development assets in Curriculum of $1,347. In fiscal 2015, the Company recorded accelerated amortization of certain product development assets in the amount of $2,310 for Distribution and $1,380 for Curriculum.

The following table shows the Company’s revenues by each major product line within its two segments:

	Successor Company				Predecessor Company
	Fiscal Year Ended December 31, 2016	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013
Distribution revenues by product line:
Supplies	$272,661	$202,999	$270,134	$245,604	$25,158
Furniture	183,213	141,280	132,150	128,427	12,773
Instructional Solutions	32,969	23,517	46,592	33,001	3,282
AV Tech	18,023	13,171	24,510	19,595	1,949
Agendas	41,127	47,193	53,153	60,165	5,129
Freight Revenue	8,584	4,443	9,050	9,079	1,028
Customer Allowances / Discounts	(5,706)	(3,055)	(4,133)	(2,512)	(250)

Total Distribution Segment	$550,871	$429,548	$531,456	$493,359	$49,069
Curriculum revenues by product line:
Science	$80,147	$55,836	$64,688	53,856	6,917
Reading	25,304	18,894	25,724	24,830	2,711

Total Curriculum Segment	$105,451	$74,730	$90,412	$78,686	$9,628

Total revenues	$656,322	$504,278	$621,868	$572,045	$58,697

The above table is an enhanced disclosure to provide additional details related to our revenues by segment. The total revenues by segment in this enhanced disclosure are consistent with amounts reported in prior filings.

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

NOTE 18—RESTRUCTURING

In fiscal 2016, short year 2015, and fiscal 2015, the Company recorded restructuring costs associated with closure or disposal of distribution centers and severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs for fiscal 2016, short year 2015, and fiscal 2015.

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring at April 26, 2014 (Successor)	$—	$58	$135	$193

Amounts charged to expense	15	—	5,462	5,477
Payments	(15)	(58)	(4,018)	(4,091)

Accrued Restructuring at April 25, 2015 (Successor)	$—	$—	$1,579	$1,579

Amounts charged to expense	—	—	901	901
Payments	—	—	(2,105)	(2,105)

Accrued Restructuring at December 26, 2015 (Successor)	$—	$—	$375	$375

Amounts charged to expense	—	—	1,740	1,740
Payments	—	—	(1,554)	(1,554)

Accrued Restructuring at December 31, 2016 (Successor)	$—	$—	$561	$561

NOTE 19—COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 20—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for fiscal 2016, short year 2015, and fiscal 2015:

	Fiscal 2016
	Successor Company
	First	Second	Third	Fourth	Total
Revenues	$93,725	$145,858	$301,569	$115,170	$656,322
Gross profit	35,465	55,599	111,558	37,306	239,928
Operating income (loss)	(12,012)	2,004	47,011	(14,042)	22,961
Net income (loss)	(12,303)	(1,986)	42,895	(13,842)	14,764
Basic earnings per share of common stock:
Earnings/(loss)	$(12.30)	$(1.99)	$42.90	$(13.85)	$14.76

Diluted earnings per share of common stock:
Earnings/(loss)	$(12.30)	$(1.99)	$42.90	$(13.85)	$14.76

	Short Year 2015
	Successor Company
	First	Second	Nine Weeks Ended December 26, 2015	Total
Revenues	$199,530	$245,148	$59,600	$504,278
Gross profit	78,002	88,533	19,852	186,387
Operating income (loss)	20,076	26,789	(16,972)	29,893
Net income (loss)	14,958	19,825	(19,482)	15,301
Basic earnings per share of common stock:
Earnings/(loss)	$14.96	$19.83	$(19.49)	$15.30

Diluted earnings per share of common stock:
Earnings/(loss)	$14.96	$19.83	$(19.49)	$15.30

	Fiscal 2015
	Successor Company
	First	Second	Third	Fourth	Total
Revenues	$199,469	$238,670	$77,754	$105,975	$621,868
Gross profit	78,566	86,822	26,808	35,962	228,158
Operating income (loss)	16,491	17,000	(26,292)	(20,289)	(13,090)
Net income (loss)	11,014	11,923	(30,651)	(25,818)	(33,532)
Basic earnings per share of common stock:
Earnings/(loss)	$11.01	$11.92	$(30.65)	$(25.82)	$(33.53)

Diluted earnings per share of common stock:
Earnings/(loss)	$11.01	$11.92	$(30.65)	$(25.82)	$(33.53)

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

NOTE 21—SUPPLEMENTAL COMPARATIVE INFORMATION (UNAUDITED)

For comparative purposes, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the fifty-two weeks ended December 26, 2015 (unaudited), fifty-two weeks ended December 27, 2014 (unaudited), and the thirty-five weeks ended December 27, 2014 (unaudited) are presented as follows:

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	(Unaudited)	(Unaudited)	(Unaudited)
	Fifty-Two Weeks Ended December 26, 2015	Fifty-Two Weeks Ended December 27, 2014	Thirty-Five Weeks Ended December 27, 2014
Revenues	$637,464	$622,681	$488,682
Cost of revenues	405,123	388,552	306,478

Gross profit	232,341	234,129	182,204
Selling, general and administrative expenses	224,937	233,990	163,135
Facility exit costs and restructuring	3,117	4,764	3,840
Impairment charge	2,714	—	—

Operating income (loss)	1,573	(4,625)	15,229
Other expense:
Interest expense	18,838	20,079	13,734
Loss on early extinguishment of debt	877	—
Early termination of long-term indebtedness	200	—
Gain on sale of unconsolidated affiliate	—	—
Change in fair value of interest rate swap	(125)	(231)	(93)
Reorganization items, net	—	1,487	271

Income (loss) before provision for (benefit from) income taxes	(18,217)	(25,960)	1,317
Provision for (benefit from) income taxes	1,348	(159)	(25)

Net income (loss)	$(19,565)	$(25,801)	$1,342

Weighted average shares outstanding:
Basic and Diluted	1,000	1,000	1,000
Net income (loss) per share:
Basic and Diluted	$(19.57)	$(25.80)	$1.34

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)	(Unaudited)	(Unaudited)
	Fifty-Two Weeks Ended December 26, 2015	Fifty-Two Weeks Ended December 27, 2014	Thirty-Five Weeks Ended December 27, 2014
Cash flows from operating activities:
Net income (loss)	$(19,565)	$(25,801)	$1,342
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	18,610	18,327	12,267
Amortization of development costs	11,490	9,897	8,111
Non-cash reorganization items	—	1,750	—
Losses of unconsolidated affiliate	—	—	—
Loss on early extinguishment of debt	877	—	—
Unrealized foreign exchange (gain) loss	740	—	—
Early termination of long-term indebtedness	200	—	—
Gain on sale of unconsolidated affiliate	—	—	—
Impairment of goodwill and intangible assets	2,714	—	—
Amortization of debt fees and other	1,855	2,330	1,553
Change in fair value of interest rate swap	(125)	(231)	(93)
Share-based compensation expense	1,135	141	144
Deferred taxes	569	(525)	34
(Gain) loss on disposal of property, equipment, other	720	—	—
Non-cash interest expense	1,647	2,161	1,594
Changes in current assets and liabilities:
Accounts receivable	2,157	1,238	1,256
Inventories	(1,018)	(4,424)	17,932
Deferred catalog costs	811	342	719
Prepaid expenses and other current assets	3,402	3,540	726
Accounts payable	499	4,759	(20,383)
Accrued liabilities	7,500	(3,963)	(5,792)

Net cash provided by operating activities	34,218	9,541	19,410

Cash flows from investing activities:
Additions to property, plant and equipment	(8,829)	(15,668)	(6,005)
Proceeds from disposal of property, equipment, other	—	699	—
Investment in product development costs	(5,294)	(6,754)	(4,223)
Proceeds from sale of assets	1,684	—	214

Net cash (used in) investing activities	(12,439)	(21,723)	(10,014)

Cash flows from financing activities:
Proceeds from bank borrowings	332,407	255,636	245,036
Repayment of bank borrowings	(349,901)	(250,684)	(249,955)
Early termination of long-term indebtedness	(200)	—	—
Payment of debt fees and other	(214)	(1,082)	(1,083)

Net cash (used in) provided by financing activities	(17,908)	3,870	(6,002)

Effect of exchange rate changes on cash	(2,971)	—	(437)
Net increase (decrease) in cash and cash equivalents	900	(8,312)	2,957
Cash and cash equivalents, beginning of period	11,965	20,277	9,008

Cash and cash equivalents, end of period	$12,865	$11,965	$11,965

Supplemental disclosures of cash flow information:
Interest paid	$15,336	$15,588	$10,587
Income taxes paid	$594	$1,894	$(2,294)

The following tables present comparative segment information (See Note 16 – Segment Information) fifty-two weeks ended December 26, 2015 (unaudited), fifty-two weeks ended December 27, 2014 (unaudited), and for the thirty-five weeks ended December 27, 2014 (unaudited):

	(Unaudited)	(Unaudited)	(Unaudited)
	Fifty-Two Weeks Ended December 26, 2015	Fifty-Two Weeks Ended December 27, 2014	Thirty-Five Weeks Ended December 27, 2014
Revenues:
Distribution	$542,308	$530,875	$418,695
Curriculum	95,156	91,806	69,987

Total	$637,464	$622,681	$488,682

Gross Profit:
Distribution	$186,549	$188,155	$147,206
Curriculum	45,792	45,974	34,998

Total	$232,341	$234,129	$182,204

Operating income (loss) before taxes:
Operating income (loss)	$1,573	$(4,625)	15,229
Interest expense and reorganization items, net	19,790	21,335	13,912

Income (loss) before provision for income taxes	$(18,217)	$(25,960)	$1,317

		(Unaudited)
		December 27, 2014
Identifiable assets:
Distribution		$197,081
Curriculum		91,933
Corporate assets		21,607

Total		$310,621

	(Unaudited)	(Unaudited)	(Unaudited)
	Fifty-Two Weeks Ended December 26, 2015	Fifty-Two Weeks Ended December 27, 2014	Thirty-Five Weeks Ended December 27, 2014
Depreciation and amortization of intangible assets and development costs:
Distribution	$16,938	$14,862	$11,027
Curriculum	13,162	13,362	9,351

Total	$30,100	$28,224	$20,378

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$7,718	$14,947	$5,789
Curriculum	6,405	7,475	4,439

Total	$14,123	$22,422	$10,228

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

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

Based on this evaluation under the criteria, management concluded that as of December 31, 2016, the Company’s internal control over financial reporting was effective for the purposes set forth in the definition of the Exchange Act.

The Company’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, as independent registered public accounting firm, as stated in their report dated March 14, 2017 which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

School Specialty, Inc.

Greenville, Wisconsin

We have audited the internal control over financial reporting of School Specialty, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended December 31, 2016 of the Company and our report dated March 14, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 14, 2017

Changes in Internal Controls

None

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2017, under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2017, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d)	We have adopted a Code of Ethics that applies to our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is posted on our internet website at www.schoolspecialty.com. We intend to satisfy the disclosure requirement under Item 406 of Regulation S-K by posting such information on our internet website.

(e)	There were no material changes in fiscal 2016 to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2017, under the captions “Executive Compensation Discussion and Analysis,” and which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 2017, under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information,” and which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2017, under the captions “Related Party Transactions” and “Corporate Governance,” which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2017, under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements (See Part II, Item 8).

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016, December 26, 2015, and April 25, 2015

Consolidated Statements of Operations for fiscal 2016, the thirty-five week period ended December 26, 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, and the six weeks ended June 11, 2013

Consolidated Statements of Comprehensive Income (Loss) for fiscal 2016, the transition period ended December 26, 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, and the six weeks ended June 11, 2013

Consolidated Statements of Stockholders’ Equity for fiscal 2016, transition period ended December 26, 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, and the six weeks ended June 11, 2013

Consolidated Statements of Cash Flows for fiscal 2016, the transition period ended December 26, 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, and the six weeks ended June 11, 2013

Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedule (See Exhibit 99.1).

Schedule for Fiscal 2016, the thirty-five week period ended December 26, 2015, fiscal 2015, the forty-six weeks ended April 26, 2014, and six weeks ended June 11, 2013: Schedule II – Valuation and Qualifying Accounts.

(a)(3)    Exhibits.

See (b) below

(b)    Exhibits.

See the Exhibit Index, which is incorporated by reference herein

(c)	Financial Statements Excluded from Annual Report to Stockholders.

Not applicable

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2017

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

Name	Title	Date

/s/ Joseph M. Yorio Joseph M. Yorio	President and Chief Executive Officer and a Director (Principal Executive Officer)	March 14, 2017

/s/ Ryan M. Bohr Ryan M. Bohr	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2017

/s/ Kevin L. Baehler Kevin L. Baehler	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 14, 2017

/s/ James R. Henderson James R. Henderson	Chairman of the Board	March 14, 2017

/s/ Justin Lu Justin Lu	Director	March 14, 2017

/s/ Gus D. Halas Gus D. Halas	Director	March 14, 2017

/s/ Andrew E. Schultz Andrew E. Schultz	Director	March 14, 2017

INDEX TO EXHIBITS

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation of School Specialty, Inc., as filed on June 11, 2013, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form 8-A of School Specialty, Inc. filed June 11, 2013.

3.2	Amended and Restated Bylaws dated July 9, 2014, incorporated herein by reference to Exhibit 3.1(a) of School Specialty, Inc., Current Report on Form 8-K filed July 15, 2014.

10.3	Loan Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Bank of America, N.A. as agent, incorporated herein by reference to Exhibit 10.39 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.4	Credit Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent, incorporated herein by reference to Exhibit 10.40 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.5	Guarantee and Collateral Agreement dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Bank of America, N.A., incorporated herein by reference to Exhibit 10.41 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.6	Guarantee and Collateral Agreement dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Credit Suisse AG, as Collateral Agent, incorporated herein by reference to Exhibit 10.42 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.10*	Amended and Restated Employment Agreement between Joseph M. Yorio and School Specialty, Inc., dated March 23, 2016, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.11*	Amended and Restated Stock Option Agreement between Joseph M. Yorio and School Specialty, Inc., dated March 23, 2016, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.12*	2014 Incentive Plan, incorporated by reference to Exhibit 10.3 of School Specialty’s Current Report on Form 8-K dated April 28, 2014.

10.13*	Form of Executive Stock Option Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 27, 2014.

10.14*	Form of Director Stock Appreciation Right Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 29, 2014.

10.17	First Amendment, Consent and Limited Waiver to Loan Agreement among School Specialty, Inc., and certain of its subsidiaries, Bank of America, N.A., SunTrust Bank and Bank of Montreal, as lenders, and Bank of America, N.A. as agent for the lender, incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 31, 2014.

10.18	Amendment No. 1 to the Credit Agreement, dated June 11, 2013, among School Specialty, Inc., the lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent for the lender, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 31, 2014.

Exhibit Number	Document Description

10.19	Employment Agreement between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 27, 2014.

10.20	Stock Option Agreement by and between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 27, 2014.

10.22	Employment Agreement between School Specialty, Inc. and Edward J. Carr, Jr. dated January 19, 2015, incorporated herein by reference to Exhibit 10.8 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 24, 2015.

10.23	Stock Option Agreement by and between School Specialty, Inc. and Edward J. Carr, Jr. dated January 19, 2015, incorporated herein by reference to Exhibit 10.9 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 24, 2015.

10.24	Second Amendment to Loan Agreement among the Company, certain of its subsidiaries, Bank of America, N.A. and Bank of Montreal, as lenders, and Bank of America, N.A., as agent for the lenders, incorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2015.

10.25	Amendment No. 2 to the Credit Agreement, dated June 11, 2013, during School Specialty, Inc., the lending party thereto, and Credit Suisse AG, Administrative Agent and Collateral Agent for the lender, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on form 10-Q for the quarter ended July 25, 2015.

10.26	Form of Restricted Stock Unit Award Agreement under the 2014 Incentive Plan of School Specialty, Inc., incorporated by reference to Exhibit 10.3 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.27	Form of 2016 Incentive Bonus Agreement under the 2014 Incentive Plan of School Specialty, Inc., incorporated by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2016.

10.28	Employment Agreement between School Specialty, Inc. and Todd Shaw, dated as of October 12, 2016, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 12, 2016

10.29	Employment Agreement between School Specialty, Inc. and Kevin L. Baehler, dated as of October 12, 2016, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 12, 2016.

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

21.1	Subsidiaries of School Specialty, Inc.

23.1	Consent of Deloitte & Touche LLP

31.1	Rule13a-14(a)/15d-14(a) Certification, by Chief Executive Officer.

31.2	Rule13a-14(a)/15d-14(a) Certification, by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

99.1	Schedule II—Valuation and Qualifying Accounts.

Exhibit Number	Document Description

101	The following materials from School Specialty, Inc.’s Annual Report on Form 10-K for the year ended April 25, 2015 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.