Form 10-Q
period 2017-04-01
SCHOOL SPECIALTY INC
filed 2017-05-09
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 000-24385

SCHOOL SPECIALTY, INC.

(Exact name of Registrant as specified in its charter

Delaware	39-0971239
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

W6316 Design Drive

Greenville, Wisconsin 54942

(Address of Principal Executive Offices)

(Zip Code)

(920) 734-5712

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2017
Common Stock, $0.001 par value	1,000,004

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2017

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, except share and per share amounts)

	April 1, 2017	December 31, 2016	March 26, 2016
ASSETS
Current assets:
Cash and cash equivalents	$5,586	$35,097	$7,914
Accounts receivable, less allowance for doubtful accounts of $1,073, $1,159, and $1,059, respectively	54,486	61,713	51,449
Inventories, net	98,146	73,649	92,401
Deferred catalog costs	8,950	5,235	9,379
Prepaid expenses and other current assets	11,923	11,976	12,706
Refundable income taxes	1,219	728	4,363

Total current assets	180,310	188,398	178,212
Property, plant and equipment, net	29,498	28,684	27,689
Goodwill	21,588	21,588	21,588
Intangible assets, net	34,148	35,049	37,751
Development costs and other	12,941	13,703	18,491
Deferred taxes long-term	187	185	5
Investment in unconsolidated affiliate	—	—	715

Total assets	$278,672	$287,607	$284,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities—long-term debt	$8,753	$5,493	$11,600
Accounts payable	36,782	22,078	39,804
Accrued compensation	4,405	12,008	6,502
Deferred revenue	2,099	2,922	2,355
Other accrued liabilities	11,037	14,909	10,969

Total current liabilities	63,076	57,410	71,230
Long-term debt—less current maturities	133,460	131,994	143,211
Other liabilities	167	84	231

Total liabilities	196,703	189,488	214,672

Commitments and contingencies—Note 14
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	1	1
Capital in excess of par value	121,435	120,855	119,501
Accumulated other comprehensive loss	(1,739)	(1,784)	(1,704)
Accumulated deficit	(37,728)	(20,953)	(48,019)

Total stockholders’ equity	81,969	98,119	69,779

Total liabilities and stockholders’ equity	$278,672	$287,607	$284,451

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	April 1, 2017	March 26, 2016
Revenues	$97,110	$93,725
Cost of revenues	62,586	58,260

Gross profit	34,524	35,465
Selling, general and administrative expenses	47,468	47,311
Facility exit costs and restructuring	173	166

Operating loss	(13,117)	(12,012)
Other expense (income):
Interest expense	4,050	4,390
Change in fair value of interest rate swap	—	(85)

Loss before benefit from income taxes	(17,167)	(16,317)
Benefit from income taxes	(392)	(4,014)

Net loss	$(16,775)	$(12,303)

Weighted average shares outstanding:
Basic	1,000	1,000
Diluted	1,000	1,000
Net loss per Share:
Basic	$(16.78)	$(12.30)
Diluted	$(16.78)	$(12.30)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	For the Three Months Ended
	April 1, 2017	March 26, 2016
Net loss	$(16,775)	$(12,303)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	45	215

Total comprehensive loss	$(16,730)	$(12,088)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Three Months Ended
	April 1, 2017	March 26, 2016
Cash flows from operating activities:
Net loss	$(16,775)	$(12,303)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible asset amortization expense	3,326	4,189
Amortization of development costs	1,111	1,381
Amortization of debt fees and other	536	510
Change in fair value of interest rate swap	—	(85)
Unrealized foreign exchange (gain) loss	18	(616)
Share-based compensation expense	580	261
Deferred taxes	(2)	1
Non-cash interest expense	468	457
Changes in current assets and liabilities:
Accounts receivable	7,254	6,995
Inventories	(24,497)	(16,198)
Deferred catalog costs	(3,714)	(2,852)
Prepaid expenses and other current assets	(437)	(3,946)
Accounts payable	14,622	17,602
Accrued liabilities	(12,220)	(8,416)

Net cash used by operating activities	(29,730)	(13,020)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,241)	(1,722)
Investment in product development costs	(546)	(744)

Net cash used in investing activities	(3,787)	(2,466)

Cash flows from financing activities:
Proceeds from bank borrowings	17,975	56,370
Repayment of bank borrowings	(14,057)	(46,591)

Net cash provided in financing activities	3,918	9,779

Effect of exchange rate changes on cash	88	756

Net decrease in cash and cash equivalents	(29,511)	(4,951)
Cash and cash equivalents, beginning of period	35,097	12,865

Cash and cash equivalents, end of period	$5,586	$7,914

Supplemental disclosures of cash flow information:
Interest paid	$3,046	$3,421
Income taxes paid, net	$36	$638
Change in accounts payable for additions to property and equipment	$—	$2,126

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature unless otherwise noted) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2016 has been derived from School Specialty, Inc.’s (“School Specialty” or the “Company”) audited financial statements for the period ended December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the period ended December 31, 2016.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge, instead, an impairment charge will be based on excess of the reporting unit’s carrying amount over its fair value. The Company has elected to early adopt ASU 2017-04 and the ASU will be applied prospectively to all future goodwill impairment tests performed on an interim or annual basis.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation.” ASU No. 2016-09 is intended to simplify various aspects related to the manner for which share-based payments are accounted for and presented in the financial statements. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes—Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 simplifies the presentation of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet, as opposed to being presented as current or non-current. This guidance is effective for annual periods beginning after December 15, 2016. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The majority of our revenue transactions consist of one, distinct fixed-price performance obligation which is delivered to the customer at a single point in time, or over a subscription period for certain digital Curriculum segment products. The Company does continue to evaluate the impact this new standard may have on its project-related Furniture revenue, which can require services such as installation in addition to the delivery of product. This project-related Furniture revenue represents less than 10 percent of the Company’s total consolidated revenues. As such, the Company does not anticipate that the implementation of this new standard will have a material impact on the Company’s results of operations, financial position or cash flows. The new requirements may be implemented either retrospectively for all prior periods presented (i.e., the full retrospective approach), or retrospectively with a cumulative-effect adjustment at the date of initial application (i.e., the modified retrospective approach). The Company expects to adopt the standard under the modified retrospective approach upon its effective date with a cumulative-effect adjustment to opening retained earnings.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that either all, or some portion, of the deferred tax assets will not be realized. The realization is dependent upon the future generation of taxable income, reversal of deferred tax liabilities, tax planning strategies, and expiration of tax attribute carryovers. As a result, the Company had concluded that the realization of a majority of the deferred tax assets did not meet the more likely than not threshold, and recorded a tax valuation allowance. As of December 31, 2016, the Company continued to maintain a valuation allowance against substantially all of its net deferred tax assets as it has not generated taxable income during a twelve-month tax year since the emergence from bankruptcy, partially due to the Company’s recognition of net deferred tax assets in recent periods. As of December 31, 2016, the Company had a tax valuation allowance of $18,671. As of April 1, 2017, there remained a valuation allowance against substantially all of the Company’s deferred tax assets. As of April 1, 2017, the Company had an immaterial amount of unremitted earnings from foreign investments.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at April 1, 2017, December 31, 2016, and March 26, 2016, was $167, $84, and $100, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

NOTE 4 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity during the three months ended April 1, 2017 and March 26, 2016, were as follows:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2016	$1	$120,855	$(20,953)	$(1,784)	$98,119
Net loss	—	—	(16,775)	—	(16,775)
Share-based compensation expense	—	580	—	—	580
Foreign currency translation adjustment	—	—	—	45	45

Balance, April 1, 2017	$1	$121,435	$(37,728)	$(1,739)	$81,969

Balance, December 26, 2015	$1	$119,240	$(35,716)	$(1,919)	$81,606
Net loss	—	—	(12,303)	—	(12,303)
Share-based compensation expense	—	261	—	—	261
Foreign currency translation adjustment	—	—	—	215	215

Balance, March 26, 2016	$1	$119,501	$(48,019)	$(1,704)	$69,779

NOTE 5 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended April 1, 2017:
Basic EPS	$(16,775)	1,000	$(16.78)

Effect of dilutive stock options	—	—

Basic and diluted EPS	$(16,775)	1,000	$(16.78)

Three months ended March 26, 2016:
Basic EPS	$(12,303)	1,000	$(12.30)

Effect of dilutive stock options	—	—

Basic and diluted EPS	$(12,303)	1,000	$(12.30)

The Company had stock options outstanding of 102 and 73 for the three months ended April 1, 2017 and March 26, 2016, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 6 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

As of April 1, 2017, the Company had one share-based employee compensation plan: the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders.

The Company made 33 stock option awards during the three month period ended April 1, 2017 to members of management including its CEO. The options awarded to the Company’s CEO will vest as to one-fourth of the options on the first four anniversaries of the date of the award. The options that were awarded to the other members of management will vest as to one-half of the options on the second anniversary of the date of the award and as to one-fourth of the options on each of the third and fourth anniversaries of the award date.

The fair-value of the options granted in the three month period ended April 1, 2017 was $70.57 per share. The fair value of the options is estimated on the measurement date using the Black-Scholes single option pricing model. The assumptions included a risk-free rate of 2.06%, expected volatility of 59% and an expected term of 6.3 years. There were zero stock options granted in the three month period ended March 26, 2016.

A summary of option transactions for the three months ended April 1, 2017 and March 26, 2016 were as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at December 31, 2016	71	$130.00	32	$130.00
Granted	33	130.00
Exercised	—	—
Canceled	(2)	130.00

Balance at April 1, 2017	102	$130.00	35	$130.00

Balance at December 26, 2015	73	$130.00	8	$130.00
Granted	—	—
Exercised	—	—
Canceled	—	—

Balance at March 26, 2016	73	$130.00	8	$130.00

On May 28, 2014, the Board granted 6 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. Prior to the approval of the 2014 Plan at the Annual Meeting of Stockholders on September 4, 2014, the SARs were not considered outstanding, nor granted and therefore no expense was recognized prior to this date. On July 31, 2015, the Board granted 6 stock appreciation rights to each of the two new non-employee members of the Board. Each SAR has a grant date value of $130 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. Since the Company’s stock trading price was less than each SAR’s exercise price as of April 1, 2017, no expense was recorded for the SARs. The SARs will vest as to one-half of the SARs on the second anniversary of the date of grant and as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. Total SARs that remain outstanding as of April 1, 2017 are 22.

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

Any RSUs that vest will be settled in shares of Company common stock. Due to the nature of the vesting conditions of the RSUs, a valuation methodology needed to incorporate potential equity value paths for the Company. As such, the fair value of the RSU grants was determined under a Monte Carlo approach with a simulation of the Company’s stock price to a date that is 15 trading days prior to the vesting date. A large number of trials were run under the Monte Carlo approach to ensure an adequate sampling of different potential scenarios was achieved. The fair value of the RSUs granted on March 23, 2016 was $80.88 per share.

The following table presents the share-based compensation expense recognized for fiscal 2017 and fiscal 2016:

	For the Three Months Ended
	April 1, 2017		March 26, 2016
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$382	$233	$261	$197
SARs	—	—	—	—
RSUs	198	121	—	—

Total stock-based compensation expense	$580		$261

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. The Company records actual forfeitures in the period the forfeiture occurs.

The total unrecognized share-based compensation expense as of April 1, 2017 and March 26, 2016 was as follows:

	April 1, 2017	March 26, 2016
Stock Options, net of actual forfeitures	$3,645	$2,465
RSUs	1,562	2,269

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

April 1, 2017	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(3,332)	$7,968
Publishing rights (20 years)	4,000	(767)	3,233
Trademarks (20 years)	22,700	(4,351)	18,349
Developed technology (7 years)	6,600	(3,614)	2,986
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(920)	280
Favorable leasehold interests (10 years)	2,160	(828)	1,332

Total intangible assets	$52,360	$(18,212)	$34,148

December 31, 2016	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(3,115)	$8,185
Publishing rights (20 years)	4,000	(717)	3,283
Trademarks (20 years)	22,700	(4,067)	18,633
Developed technology (7 years)	6,600	(3,379)	3,221
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(860)	340
Favorable leasehold interests (10 years)	2,160	(774)	1,386

Total intangible assets	$52,360	$(17,311)	$35,049

March 26, 2016	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(2,463)	$8,837
Publishing rights (20 years)	4,000	(567)	3,433
Trademarks (20 years)	22,700	(3,216)	19,484
Developed technology (7 years)	6,600	(2,671)	3,929
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(680)	520
Favorable leasehold interests (10 years)	2,160	(612)	1,548

Total intangible assets	$52,360	$(14,609)	$37,751

The gross values were determined by the valuation which was performed as part of the fresh start accounting. In addition to the intangible assets above, the Company recorded $21,588 of goodwill.

Intangible asset amortization expense was included in selling, general and administrative expense. Intangible asset amortization expense for the three months ended April 1, 2017 and March 26, 2016, was $901 and $901, respectively.

Intangible asset amortization expense for each of the five succeeding fiscal years is estimated to be:

Fiscal 2017 (9 months remaining)	$2,702
Fiscal 2018	3,463
Fiscal 2019	3,363
Fiscal 2020	2,813
Fiscal 2021	2,420
Fiscal 2022	2,420

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The table below shows the allocation to the segments of the recorded goodwill as of April 1, 2017.

	Distribution Segment	Curriculum Segment	Total
Fresh Start Valuation:
Goodwill	$14,666	$6,922	$21,588

Balance at April 1, 2017	$14,666	$6,922	$21,588

NOTE 8 – INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company’s ownership interest in Carson-Dellosa Publishing had been 35% prior to July 26, 2016. The Company’s interest in Carson-Dellosa Publishing was accounted for under the cost method as the Company did not have significant influence over the investee.

The investment in unconsolidated affiliate consisted of the following:

	April 1, 2017	December 31, 2016	March 26, 2016
Carson- Dellosa Publishing, LLC	$—	$—	$715

On July 26, 2016, the Company sold its 35% interest in Carson Dellosa Publishing LLC for $9,839. The Company recorded a non-operating gain on disposal of $9,178. In accordance with the Term Loan Credit Agreement (as defined below), the Company used $8,053 of the net cash proceeds from this sale to pay down the Term Loan (as defined below)with the remaining net cash proceeds used to pay down the ABL Facility.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	April 1, 2017	December 31, 2016	March 26, 2016
Projects in progress	$7,831	$4,707	$6,950
Buildings and leasehold improvements	3,297	3,347	3,316
Furniture, fixtures and other	48,274	48,224	40,983
Machinery and warehouse equipment	13,317	13,296	11,526

Total property, plant and equipment	72,719	69,574	62,775
Less: Accumulated depreciation	(43,221)	(40,890)	(35,086)

Net property, plant and equipment	$29,498	$28,684	$27,689

Depreciation expense for the three months ended April 1, 2017 and March 26, 2016 was $2,425 and $3,288, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 10 – DEBT

Long-term debt consisted of the following:

	April 1, 2017	December 31, 2016	March 26, 2016
ABL Facility, maturing in 2019	$8,753	$—	$11,600
Term Loan, maturing in 2019	117,391	122,226	130,279
Term Loan Original Issue Discount	(1,251)	(1,377)	(1,743)
Unamortized Term Loan Debt Issuance Costs	(3,047)	(3,388)	(4,274)
Deferred Cash Payment Obligations, maturing in 2019	20,367	20,026	18,949

Total debt	142,213	137,487	154,811
Less: Current maturities	(8,753)	(5,493)	(11,600)

Total long-term debt	$133,460	$131,994	$143,211

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The effective interest rate under the ABL Facility for the three months ended April 1, 2017 was 112.85%, which includes interest on borrowings of $13, amortization of loan origination fees of $195 and commitment fees on unborrowed funds of $116. The rate for the three month period is more heavily influenced by the commitment fees and debt fee amortization due to the seasonally low outstanding balance on the ABL Facility in the first quarter. As of April 1, 2017, the outstanding balance on the ABL Facility was $8,753.

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

The ABL Facility was amended on April 7, 2017. See Note 15 – Subsequent Event.

Term Loan

Also on June 11, 2013, the Company entered into a Credit Agreement (the “Term Loan Credit Agreement”) among the Company, Credit Suisse AG, as Administrative Agent and Collateral Agent, and the Lenders defined in the Term Loan Credit Agreement (the “Term Loan Lenders”). In November 2014, the Company amended the Term Loan Credit Agreement. The main purpose for the amendment was to provide the Company additional flexibility in its execution of certain restructuring actions by increasing the cap on the amount that may be added back under the definition of consolidated EBITDA for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves and cash expenses relating to earn outs or similar obligations.

Under the Term Loan Credit Agreement, the Term Loan Lenders agreed to make a term loan (the “Term Loan”) to the Company in aggregate principal amount of $145,000, including an original issue discount of $2,900. The outstanding principal amount of the Term Loan bore interest at a rate per annum equal to the applicable LIBOR rate (with a 1% floor) plus 8.50%, or the base rate plus a margin of 7.50%. Interest on loans under the Term Loan Credit Agreement bearing interest based upon the base rate were due quarterly in arrears, and interest on loans bearing interest based upon the LIBOR Rate were due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

The effective interest rate under the term loan credit facility for the three months ended April 1, 2017 was 10.95%, which includes interest on borrowings of $2,916, amortization of loan origination fees of $316 and original issue discount amortization of $128. As of April 1, 2017, the outstanding balance on the Term Loan Credit Agreement was $116,140, net of the unamortized original issue discount. The original issue discount is being amortized as additional interest expense on a straight-line basis over the life of the Term Loan.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Term Loan was scheduled to mature on June 11, 2019. The Term Loan Credit Agreement required prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including: (1) certain dispositions of property, divisions, business units or business lines; and (2) other issuances of debt other than Permitted Debt (as defined in the Term Loan Credit Agreement). The Term Loan Credit Agreement also required prepayments at specified levels from the Company’s excess cash flow. The Company was also permitted to voluntarily prepay the Term Loan in whole or in part. Any prepayments were to be made at par, plus an early payment fee calculated in accordance with the terms of the Term Loan Credit Agreement, as amended, if prepaid prior to October 31, 2016.

Pursuant to a Guarantee and Collateral Agreement dated as of June 11, 2013 (the “Term Loan Security Agreement”), the Term Loan was secured by a first priority security interest in substantially all assets of the Company and the guarantor subsidiaries. Under an intercreditor agreement between the Asset-Based Lenders and the Term Loan Lenders, the Term Loan Lenders had a second priority security interest in substantially all working capital assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the Asset-Based Lenders in such assets, and a first priority security interest in all other assets.

The Term Loan Credit Agreement contained customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants during the first quarter of 2017.

The Term Loan required the Company to enter into an interest rate hedge, within 90 days of the Effective Date, in an amount equal to at least 50% of the aggregate principal amount outstanding under the Term Loan. The purpose of the interest rate hedge was to effectively subject a portion of the Term Loan to a fixed or maximum interest rate. As such, the Company entered into an interest rate swap agreement on August 27, 2013 that effectively fixed the interest payments on a portion of the Company’s variable-rate debt. The swap, which terminated on September 11, 2016, effectively fixed the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The Company did not enter into a subsequent interest rate swap after the termination of the above-mentioned interest rate swap. During the first quarter of 2016, the fair value of the derivative increased by $85 and a gain of $85 was recognized. The gain related to the derivative was recorded in “Change in fair value of interest rate swap” on the consolidated statement of operations.

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

The Company has estimated that the fair value of its Term Loan (valued under Level 3) as of April 1, 2017 approximated the carrying value of $117,391.

The remaining principal amount of the Term Loan, plus accrued interest, was repaid in full on April 7, 2017, and the Term Loan Credit Agreement was terminated on April 7, 2017. See Note 15 – Subsequent Event.

Deferred Cash Payment Obligations

In connection with the Company’s plan of reorganization under Chapter 11 of the Bankruptcy Code (see Note 4 in the Company’s Form 10-K as of December 31, 2016), general unsecured creditors are entitled to receive a deferred cash payment obligation of 20% of the allowed claim in full settlement of the allowed unsecured claims. Such payment accrues quarterly paid-in-kind interest of 5% per annum beginning on the Effective Date. Trade unsecured creditors had the ability to make a trade election to provide agreed upon customary trade terms. If the election was made, those unsecured trade creditors received a deferred cash payment obligation of 45% of the allowed claim in full settlement of those claims. As of the Effective Date, the deferred payment obligations under the trade elections began to accrue quarterly paid-in-kind interest of 10% per annum. All deferred cash payment obligations, along with interest paid-in-kind, are payable in December 2019.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

As of April 1, 2017, the Company’s deferred payment obligations were $20,367, of which $3,082 represents a 20% recovery for the general unsecured creditors and $12,095 represents a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $5,190 related to accrued paid-in-kind interest.

NOTE 11 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive loss during the three months April 1, 2017 and March 26, 2016 were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 31, 2016	$(1,784)
Other comprehensive income before reclassifications	45
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at April 1, 2017	$(1,739)

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 26, 2015	$(1,919)
Other comprehensive income before reclassifications	215
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at March 26, 2016	$(1,704)

NOTE 12 – RESTRUCTURING

In the three months ended April 1, 2017 and March 26, 2016, the Company recorded restructuring costs associated with the closure or disposal of distribution centers, lease termination costs and severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs for the three months ended April 1, 2017 March 26, 2016:

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 31, 2016	$—	$—	$561	$561
Amounts charged to expense	—	—	173	173
Payments	—	—	(574)	(574)

Accrued Restructuring Costs at April 1, 2017	$—	$—	$160	$160

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 26, 2015	$—	$—	$375	$375
Amounts charged to expense	—	—	166	166
Payments	—	—	(288)	(288)

Accrued Restructuring Costs at March 26, 2016	$—	$—	$253	$253

The $173 and $166 charged for the three months ended April 1, 2017 and March 26, 2016, were included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 13 – SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it operates in two operating segments, Distribution and Curriculum, which also constitute its reportable segments. The Company operates principally in the United States, with limited operations in Canada. The Distribution segment offers products primarily to the pre-kindergarten through twelfth grade (“preK-12”) education market that include basic classroom supplies and office products, instructional teaching materials, indoor and outdoor furniture and equipment, physical education equipment, classroom technology, and planning and organizational products. The Curriculum segment is a publisher of proprietary and non-proprietary core, supplemental and intervention curriculum in the categories of science, math, reading and intervention in the preK-12 education market. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies as included in the Company’s Report on Form 10-K for the fiscal year ended December 31, 2016.

The Company measures profitability of its operating segments at a gross profit level.Since the majority of SG&A costs are managed centrally and allocation methodologies of these costs to the operating segments is arbitrary, the Company’s chief operating decision maker does not review segment profitability using operating profit, only gross profit. Accordingly, the segment information reports gross profit at the segment level.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	April 1, 2017	March 26, 2016
Revenues:
Distribution	$84,703	$77,807
Curriculum	12,407	15,918

Total	$97,110	$93,725

Gross Profit:
Distribution	$28,834	$27,492
Curriculum	5,690	7,973

Total	$34,524	$35,465

Operating (loss) income and loss before taxes:
Operating (loss) income	(13,117)	(12,012)
Interest expense and reorganization items, net	4,050	4,305

Loss before benefit from income taxes	$(17,167)	$(16,317)

	April 1, 2017	December 31, 2016	March 26, 2016
Identifiable assets:
Distribution	$196,434	$174,555	$183,312
Curriculum	77,051	79,255	86,938
Corporate assets	5,187	33,797	14,201

Total	$278,672	$287,607	$284,451

	Three Months Ended	Three Months Ended
	April 1, 2017	March 26, 2016
Depreciation and amortization of intangible assets and development costs:
Distribution	$2,465	$3,478
Curriculum	1,972	2,092

Total	$4,437	$5,570

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$2,825	$1,453
Curriculum	962	1,013

Total	$3,787	$2,466

The following table shows the Company’s revenues by each major product line within its two segments:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	April 1, 2017	March 26, 2016
Distribution revenues by product line:
Supplies	$49,496	$44,842
Furniture	22,596	21,186
Instructional Solutions	7,698	6,672
AV Tech	4,784	4,681
Agendas	271	492
Freight Revenue	1,390	1,087
Customer Allowances / Discounts	(1,532)	(1,152)

Total Distribution Segment	$84,703	$77,807
Curriculum revenues by product line:
Science	$9,288	$11,853
Reading	3,119	4,065

Total Curriculum Segment	$12,407	$15,918

Total revenues	$97,110	$93,725

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

NOTE 15 – SUBSEQUENT EVENT

On April 7, 2017, the Company entered into a Loan Agreement (the “New Term Loan Agreement”) among the Company, as borrower, certain of its subsidiaries, as guarantors, the financial parties party thereto, as lenders (the “New Term Loan Lenders”) and TCW Asset Management Company LLC, as the agent.

Under the New Term Loan Agreement, the Term Loan Lenders agreed to make a term loan (the “New Term Loan”) to the Company in aggregate principal amount of $140 million. The initial draw on the New Term Loan at closing was $110 million. These proceeds, along with proceeds received from a draw on the ABL Facility (as defined below), were used to repay the Company’s previous term loan which had a remaining principal balance including accrued interest of $118.2 million. The New Term Loan Agreement provides for a delayed draw feature that allows the Company to draw up to an additional $30 million through April 7, 2019. The ability to access the delayed draw commitment is subject to maintaining compliance with certain terms and conditions. The proceeds from the delayed draw can be used to fund distributions, permitted acquisitions, and repayments of existing indebtedness. At the Company’s option, the New Term Loan interest rate will be either the prime rate or the LIBOR rate, plus an applicable margin based on the Company’s net senior leverage ratio. The Company may specify the interest rate period of one, three or six months for interest on loans under the New Term Loan Agreement bearing interest based on the LIBOR rate. Initially, the New Term Loan will bear interest at a rate of one month LIBOR plus 625 basis points for the 2017 fiscal year.

The New Term Loan matures on April 7, 2022. In addition to scheduled quarterly principal repayments, commencing June 30, 2017, the New Term Loan Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including but not limited to certain asset dispositions, extraordinary receipts, and the issuance or sale of any indebtedness or equity interests (other than permitted issuances or sales). The New Term Loan Agreement also requires prepayments at specified levels from the Company’s excess cash flow. The Company is also permitted to voluntarily prepay the New Term Loan in whole or in part. Voluntary prepayments made before April 7, 2018 will be subject to an early prepayment fee of 2%, while voluntary prepayment made on or after April 7, 2018, but before April 7, 2019, will be subject to a 1% early prepayment fee. Voluntary prepayments made on or after April 7, 2019 will not be subject to an early payment fee. All prepayments of the loans will be applied first to that portion of the loans comprised of prime rate loans and then to that portion of loans comprised of LIBOR rate loans. The New Term Loan Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants commencing with the fiscal quarter ending July 1, 2017 relating to the Company’s fixed charge coverage ratio and net senior leverage ratio, and an annual limitation on capital expenditures and product development investments, collectively.

Pursuant to a Guarantee and Collateral Agreement dated as of April 7, 2017 (the “New Term Loan Security Agreement”), the New Term Loan is secured by a first priority security interest in substantially all assets of the Company and the subsidiary guarantors. Under an intercreditor agreement (the “New Intercreditor Agreement”) between the New Term Loan Lenders and the ABL Lenders (as defined below), the New Term Loan Lenders have a second priority security interest in substantially all working capital assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the ABL Lenders in such assets, and a first priority security interest in all other assets.

Also on April 7, 2017, the Company entered into the Third Amendment to its ABL Facility, among the Company, certain of its subsidiary borrowers, Bank of America, N.A. and Bank of Montreal as lenders (the “ABL Lenders”), and Bank of America, N.A., as agent for the ABL Lenders (the “ABL Amendment”). The ABL Amendment provided a new lower pricing tier of LIBOR plus 125 basis points, a seasonal increase in the borrowing base of 5.0% of eligible accounts receivable for the months of March through August, and the inclusion of certain inventory in the borrowing base, which previously had been excluded. Additionally, certain conforming changes were made in connection with the entry into the New Term Loan Agreement. The ABL Amendment extends the maturity of the ABL Facility, as amended, to April 7, 2022 (“ABL Termination Date”), provided that the ABL Termination Date will automatically become due February 7, 2022 unless the New Term Loan has been repaid, prepaid, refinanced, redeemed, exchanged, amended or otherwise deceased or discharged prior to such date.

Pursuant to an Amended and Restated Guarantee and Collateral Agreement dated as of April 7, 2017 (the “ABL Security Agreement”), the Loan Agreement is secured by a first priority security interest in substantially all assets of the Company and the subsidiary borrowers. Under the New Intercreditor Agreement, the ABL Lenders have a first priority security interest in substantially all working capital assets of the Company and the subsidiary borrowers, and a second priority security interest in all other assets, subordinate only to the first priority security interest of the New Term Loan Lenders in such other assets.

Total fees incurred with respect to the New Term Loan and ABL Amendment were approximately $4 million, collectively.

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

Our goal is to grow profitably as a leading provider of supplies, products, services and curriculum for the education market and select other markets. We have experienced two consecutive years of overall revenue growth. Our revenue growth in fiscal 2016 was balanced in that five of our seven product categories had growth over the fifty-two week year ended December 26, 2015. We expect to continue to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names and distribution capabilities and transforming the Company’s sales and marketing to a team-based selling approach with a balance of new customer acquisition and customer retention, and exploring new markets or revenue streams. New revenue streams may include opportunities in areas that could expand our addressable market, such as distribution to non-education customers, expansion into new product categories, continued growth in our e-tail and retailer partnerships, and potentially, abroad in select international markets. In addition, the Company is committed to continuing to invest in its internal product development efforts in order to expand curriculum-based product offerings.

While remaining focused on lowering costs through consolidation and process improvements, the Company is equally focused on revenue growth and gross margin management. The Company believes the following initiatives will contribute to continued revenue growth, while effectively managing gross margin and operating costs:

•	Successful execution of a new team sell model;

•	Establish momentum with the “21st Century Safe School” concept;

•	Improve the effectiveness of margin management;

•	Development of effective strategies to manage margin in competitive bidding scenarios;

•	Increase product category specific sales and support expertise;

•	Execute on key platform investments to both drive efficiency and improve customer experiences.

Our business and working capital needs are highly seasonal, and we operate with an objective that schools and teachers receive their products by the start of the school year. As such, our peak sales levels occur from June through September. We expect to ship approximately 50% of our revenue and earn more than 100% of our annual net income from June through September of our fiscal year and operate at a net loss from January through May, and October through December. In anticipation of the peak shipping season, our inventory levels increase during the months of April through June. Our working capital historically peaks in August or September mainly due to the higher levels of accounts receivable related to our peak revenue months. Historically accounts receivable collections are strong in the months of September through December as over 100% of our annual operating cash flow is generated in those months.

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

Three Months Ended April 1, 2017 Compared to Three Months Ended March 26, 2016

Revenues

Revenue of $97.1 million for the three months ended April 1, 2017 increased by $3.4 million, or 3.6%, as compared to the three months ended March 26, 2016.

Distribution segment revenues of $84.7 million for the three months ended April 1, 2017 increased by 8.9%, or $6.9 million, from the three months ended March 26, 2016. The increase is primarily related to a one-week calendar shift in fiscal 2017. Revenues from our two largest product categories, Supplies and Furniture, increased by $4.7 million and $1.4 million, respectively, in the current quarter. Revenues from our Instructional Solutions product category increased by $1.0 million.

Curriculum segment revenues of $12.4 million for the three months ended April 1, 2017 decreased by 22.1%, or $3.5 million, from the three months ended March 26, 2016. Curriculum segment revenues for the first quarter were not materially impacted by the one-week calendar shift in 2017 as this business is less transactional as compared to our Distribution segment. Rather, the timing of large orders can have a more significant impact on quarterly comparisons. Revenues in our Science category declined $2.6 million, or 21.6% as the prior year quarter included revenue from certain state adoptions which, as expected, did not repeat in fiscal 2017. While our FOSS science curriculum continues to be well-positioned and is widely-accepted as it is aligned with Next Generation Science Standards, we expect a decrease in full year fiscal 2017 Science revenues due solely to fewer state science adoptions occurring in 2017. Revenues for the Reading category were down $0.7 million in the first quarter. New product offerings, coupled with improved selling strategies implemented over the past two quarters, are expected to drive revenue growth in the Reading product category for the full year.

Gross Profit

Gross profit for the three months ended April 1, 2017 was $34.5 million, as compared to $35.5 million for the three months ended March 26, 2016. In the first quarter of fiscal 2017, a lower gross margin rate as compared to the first quarter of 2016 resulted in a $2.8 million reduction in gross margin. Gross margin for the three months ended April 1, 2017 was 35.6%, as compared to 37.8% for the three months ended March 26, 2016. A shift in product mix between the segments contributed to 70 basis points of the decline in gross margin, with the remainder related to gross margin declines in each reporting segment as detailed below. The higher gross margin Curriculum business represented 13.0 % of total revenues in the first quarter of fiscal 2017 as compared to 17.0% of total revenues in the first quarter of 2016. Increased revenues contributed $1.6 million of additional gross profit and lower product development amortization expense contributed $0.2 million of the increase.

Distribution segment gross margin was 34.0% for the three months ended April 1, 2017, as compared to 35.3% for the three months ended March 26, 2016. The decrease in gross margin was related to a combination of lower favorable Project Furniture cost variances in the quarter as compared to prior year, lower Supplies category gross margins driven by strategic agreement pricing and certain large paper orders, and increased channel partner rebates commensurate with our growth in revenues with e-tail partners.

Curriculum segment gross margin was 45.9% for the three months ended April 1, 2017, as compared to 50.1% for the three months ended March 26, 2016. Product development costs spread over a lower revenue base resulted in 40 basis points of the gross margin decline. A shift in product mix within the segment, particularly lower revenues associated with content-related Science curriculum offerings, contributed to a majority of the remaining gross margin decline.

Selling, General and Administrative Expenses

SG&A includes: selling expenses, the most significant of which are wages and commissions; operations expenses, which includes customer service, warehouse and out-bound freight costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; and depreciation and intangible asset amortization expense.

SG&A increased $0.2 million in the first quarter of fiscal 2017, from $47.3 million for the three months ended March 26, 2016 to $47.5 million for the three months ended April 1, 2017. Transportation costs increased by $0.5 million during the three months ended April 1, 2017 as compared to the three months ended March 26, 2016. This increase was related primarily to the incremental volume in the Distribution segment. Stock-based compensation expense increased by $0.3 million in the first quarter of 2017 as compared to the first quarter of 2016 due to a combination of stock option awards made in March 2017 and the award of restricted stock units in March 2016. Marketing and catalog costs increased by $0.3 million in the first quarter of 2017, which was related primarily to changes in the timing of marketing campaigns as compared to last year’s first quarter. The SG&A costs in the first quarter of the prior year included a $0.6 million foreign exchange gain related to a strengthening Canadian dollar versus the U.S. dollar in that period. In the first quarter of the current year, the Company realized a nominal foreign exchange loss of less than $0.1 million. These increases in SG&A were partially offset by a combination of $0.2 million of lower compensation and benefit costs due to reductions in average staffing levels, $0.4 million lower commission costs and $0.9 million in lower depreciation and amortization expense.

As a percent of revenue, SG&A decreased from 50.5% for the three months ended March 26, 2016 to 48.9% for the three months ended April 1, 2017.

Facility exit costs and restructuring

For both three month periods ended April 1, 2017 and March 26, 2016, the Company recorded $0.2 million of facility exit costs and restructuring charges, which were entirely related to severance.

Interest Expense

Interest expense decreased from $4.4 million for the three months ended March 26, 2016 to $4.1 million for the three months ended April 1, 2017. This $0.3 million decline is related to reduced cash interest due to lower outstanding average loan balances, particularly the average term loan balance. Non-cash interest and amortization of debt fees were flat year-over-year.

Change in Fair Value of Interest Rate Swap

The Company had an interest rate swap agreement that effectively fixed the interest payments on a portion of the Company’s variable-rate debt. The swap terminated as of September 11, 2016. The Company did not enter into a subsequent interest rate swap after the termination of the above-mentioned interest rate swap. Thus, the Company did not have any gain or loss during the three month period ended April 1, 2017. During the three month period ended March 26, 2016, the fair value of the derivative increased by $0.1 million and, accordingly, a non-cash gain of $0.1 million was recorded.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $0.4 million for the three months ended April 1, 2017, as compared to $4.0 million for the three months ended March 26, 2016.

The effective income tax rate for the three months ended April 1, 2017 and the three months ended March 26, 2016 was 2.2% and 24.6%, respectively. The effective income tax rate for the three months ended April 1, 2017 represents the Company’s current estimate of the fiscal 2017 full year effective tax rate. The tax benefit recorded in the three months ended April 1, 2017 is expected to be entirely offset by tax provisions recognized against the net income expected to be generated over the remainder of 2017.

Liquidity and Capital Resources

At April 1, 2017, the Company had net working capital of $117.2 million, an increase of $10.2 million as compared to the three months ended March 26, 2016. The Company’s capitalization at April 1, 2017 was $224.2 million and consisted of total debt of $142.2 million and stockholders’ equity of $82.0 million.

Net cash used by operating activities was $29.7 million and $13.0 million for the three months ended April 1, 2017 and March 26, 2016, respectively. The increase in cash used by operating activities related primarily to working capital changes. Inventory balances increased by $25.5 million in the first quarter of fiscal 2017 as compared to an increase of $16.2 million in the first quarter of fiscal 2016. The increase in inventory levels is related to the timing of inventory receipts in anticipation of the upcoming back-to-school season occurring earlier in fiscal 2017 versus fiscal 2016 and a higher level of inventory associated with Furniture projects in process. Despite the earlier inventory build, we expect peak and year end inventory levels to be consistent with fiscal 2016 levels. Approximately $3.4 million of the variance in cash used by operating activities was due to the payment of one incremental bi-weekly payroll in the first quarter of 2017 as compared the first quarter of fiscal 2016. However, for full year 2017, the number of regular bi-weekly payrolls will be consistent with the number in fiscal 2017.

Net cash used in investing activities was $3.8 million in the first quarter of fiscal 2017 as compared to $2.5 million in the first quarter of fiscal 2016. The Company expects net cash used in investing activities to increase by approximately $5.0 million for the full year fiscal 2017 as compared to full year fiscal 2016 due to investments in the Company’s ecommerce platform, telephone system upgrades, and product management systems. The completion of these projects is expected to result in improvements to the Company’s platforms and processes, lower both ongoing operating costs and future investments in systems, and enable revenue growth.

Net cash provided from financing activities was $3.9 million in fiscal 2017 versus $9.8 million in fiscal 2016. In both periods the net cash provided from financing activities represents net draws from the ABL Facility, which combined with beginning of period cash balances, were used to fund operating and investing cash outflows, as well as Term Loan repayments. Outstanding borrowings on the ABL Facility were $8.8 million as of April 1, 2017, while the excess availability on that date for the ABL Facility was $49.7 million. The Company made regularly scheduled payments of principal on its Term Loan in the amount of $4.8 million during the first quarter of fiscal 2017.

On April 7, 2017, subsequent to quarter end, the Company entered into a New Term Loan Agreement with an aggregate principal amount of $140 million. The initial draw on the New Term Loan at closing was $110 million. These proceeds, along with proceeds received from a draw on the Company’s ABL Facility, were used to repay the Term Loan, which had a remaining principal balance plus accrued interest of $118.2 million. The New Term Loan Agreement provides for a delayed draw feature that allows the Company to draw up to an additional $30 million through April 7, 2019. The ability to access the delayed draw commitment is subject to maintaining compliance with certain terms and conditions. The proceeds from the delayed draw can be used to fund distributions, permitted acquisitions, and repayments of existing indebtedness. Also, on April 7, 2017, the Company amended its ABL Facility. The amendment provided a new lower pricing tier of LIBOR plus 125 basis points, a seasonal increase in the borrowing base of 5.0% of eligible accounts receivable for the months of March through August, and the inclusion of certain inventory in the borrowing base, which previously had been excluded.

The Company’s ABL Facility, as amended, and New Term Loan, as described above, contain customary events of default and financial, affirmative negative covenants. Based on current projections, the Company believes it will maintain compliance with these covenants throughout the next twelve months.

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

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by us or on our behalf, in this Quarterly Report on Form 10-Q or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported on Form 10-K for the fiscal year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

May 9, 2017	/s/ Ryan M. Bohr
Date	Ryan M. Bohr
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 9, 2017	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 26, 2016 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.