Form 10-Q
period 2017-07-01
SCHOOL SPECIALTY INC
filed 2017-08-09
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2017
Common Stock, $0.001 par value	1,000,004

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2017

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, except share and per share amounts)

	July 1, 2017	December 31, 2016	June 25, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,900	$35,097	$8,570
Accounts receivable, less allowance for doubtful accounts of $1,136, $1,159, and $1,073, respectively	87,461	61,713	78,736
Inventories, net	124,906	73,649	128,673
Deferred catalog costs	6,762	5,235	6,455
Prepaid expenses and other current assets	11,145	11,976	13,472
Refundable income taxes	1,325	728	5,080

Total current assets	238,499	188,398	240,986
Property, plant and equipment, net	32,180	28,684	28,497
Goodwill	21,588	21,588	21,588
Intangible assets, net	33,247	35,049	36,849
Development costs and other	12,600	13,703	17,269
Deferred taxes long-term	193	185	5
Investment in unconsolidated affiliate	—	—	715

Total assets	$338,307	$287,607	$345,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$46,882	$5,493	$46,400
Accounts payable	59,125	22,078	61,985
Accrued compensation	9,173	12,008	7,736
Deferred revenue	2,808	2,922	2,971
Other accrued liabilities	12,547	14,909	14,320

Total current liabilities	130,535	57,410	133,412
Long-term debt - less current maturities	124,849	131,994	143,948
Other liabilities	169	84	179

Total liabilities	255,553	189,488	277,538

Commitments and contingencies - Note 14
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 2,000,000 shares authorized; 1,000,004 shares outstanding	1	1	1
Capital in excess of par value	121,946	120,855	119,955
Accumulated other comprehensive loss	(1,600)	(1,784)	(1,580)
Accumulated deficit	(37,593)	(20,953)	(50,005)

Total stockholders’ equity	82,754	98,119	68,371

Total liabilities and stockholders’ equity	$338,307	$287,607	$345,909

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Revenues	$160,177	$145,858	$257,288	$239,583
Cost of revenues	99,682	90,259	162,269	148,519

Gross profit	60,495	55,599	95,019	91,064
Selling, general and administrative expenses	51,721	53,212	99,189	100,523
Facility exit costs and restructuring	44	383	217	549

Operating income (loss)	8,730	2,004	(4,387)	(10,008)
Other expense (income):
Interest expense	4,197	4,455	8,247	8,845
Change in fair value of interest rate swap	—	(91)	—	(176)
Loss on early extinguishment of debt	4,298	—	4,298	—

Income (loss) before benefit from income taxes	235	(2,360)	(16,932)	(18,677)
Provision for (benefit from) income taxes	99	(374)	(292)	(4,388)

Net income (loss)	$136	$(1,986)	$(16,640)	$(14,289)

Weighted average shares outstanding:
Basic EPS	1,000	1,000	1,000	1,000
Diluted EPS	1,011	1,000	1,000	1,000
Net loss per Share:
Basic	$0.14	$(1.99)	$(16.64)	$(14.29)
Diluted	$0.13	$(1.99)	$(16.64)	$(14.29)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net income (loss)	$136	$(1,986)	$(16,640)	$(14,289)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	139	124	184	339

Total comprehensive income (loss)	$275	$(1,862)	$(16,456)	$(13,950)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Six Months Ended
	July 1, 2017	June 25, 2016
Cash flows from operating activities:
Net loss	$(16,640)	$(14,289)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible asset amortization expense	6,473	7,923
Amortization of development costs	2,283	3,075
Amortization of debt fees and other	797	1,027
Change in fair value of interest rate swap	—	(176)
Loss on early extinguishment of debt	4,298	—
Unrealized foreign exchange (gain) loss	(30)	(904)
Share-based compensation expense	1,091	715
Deferred taxes	(7)	1
Non-cash interest expense	1,921	923
Changes in current assets and liabilities:
Accounts receivable	(25,665)	(20,239)
Inventories	(51,254)	(52,469)
Deferred catalog costs	(1,526)	72
Prepaid expenses and other current assets	233	(5,425)
Accounts payable	37,141	42,122
Accrued liabilities	(5,353)	(3,334)

Net cash used by operating activities	(46,238)	(40,978)

Cash flows from investing activities:
Additions to property, plant and equipment	(8,167)	(7,490)
Investment in product development costs	(1,050)	(1,309)

Net cash used in investing activities	(9,217)	(8,799)

Cash flows from financing activities:
Proceeds from bank borrowings	220,485	146,404
Repayment of bank borrowings	(189,267)	(101,825)
Payment of debt fees and other	(4,009)	—

Net cash provided in financing activities	27,209	44,579

Effect of exchange rate changes on cash	49	903

Net decrease in cash and cash equivalents	(28,197)	(4,295)
Cash and cash equivalents, beginning of period	35,097	12,865

Cash and cash equivalents, end of period	$6,900	$8,570

Supplemental disclosures of cash flow information:
Interest paid	$5,529	$6,895
Income taxes paid, net	$244	$1,112

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation—Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted for interim or annual periods. The adoption is not expected to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge, instead, an impairment charge will be based on excess of the reporting unit’s carrying amount over its fair value. The Company has elected to early adopt ASU 2017-04 and the ASU will be applied prospectively to all future goodwill impairment tests performed on an interim or annual basis.

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

The majority of our revenue transactions consist of one, distinct fixed-price performance obligation which is delivered to the customer at a single point in time, or over a subscription period for certain digital Curriculum segment products. The Company does continue to evaluate the impact this new standard may have on its project-related Furniture revenue, which can require services such as installation in addition to the delivery of product. This project-related Furniture revenue represents less than 10 percent of the Company’s total consolidated revenues. As such, the Company does not anticipate that the implementation of this new standard will have a material impact on the Company’s results of operations, financial position or cash flows. The new requirements may be implemented either retrospectively for all prior periods presented (i.e., the full retrospective approach), or retrospectively with a cumulative-effect adjustment at the date of initial application (i.e., the modified retrospective approach). The Company expects to adopt the standard under the modified retrospective approach upon its effective date with a cumulative-effect adjustment to opening retained earnings. The Company is currently assessing the impact of this standard on its disclosures and internal controls.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that either all, or some portion, of the deferred tax assets will not be realized. The realization is dependent upon the future generation of taxable income, reversal of deferred tax liabilities, tax planning strategies, and expiration of tax attribute carryovers. As a result, the Company had concluded that the realization of a majority of the deferred tax assets did not meet the more likely than not threshold, and recorded a tax valuation allowance. As of December 31, 2016, the Company continued to maintain a valuation allowance against substantially all its net deferred tax assets as it has not generated taxable income during a twelve-month tax year since the emergence from bankruptcy, partially due to the Company’s recognition of net deferred tax assets in recent periods. As of December 31, 2016, the Company had a tax valuation allowance of $18,671. As of July 1, 2017, there remained a valuation allowance against substantially all the Company’s deferred tax assets. As of July 1, 2017, the Company had an immaterial amount of unremitted earnings from foreign investments.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at July 1, 2017, December 31, 2016, and June 25, 2016, was $169, $84, and $94, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 4 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity during the six months ended July 1, 2017 and June 25, 2016, were as follows:

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2016	$1	$120,855	$(20,953)	$(1,784)	$98,119
Net loss	—	—	(16,640)	—	(16,640)
Share-based compensation expense	—	1,091	—	—	1,091
Foreign currency translation adjustment	—	—	—	184	184

Balance, July 1, 2017	$1	$121,946	$(37,593)	$(1,600)	$82,754

Balance, December 26, 2015	$1	$119,240	$(35,716)	$(1,919)	$81,606
Net loss	—	—	(14,289)	—	(14,289)
Share-based compensation expense	—	715	—	—	715
Foreign currency translation adjustment	—	—	—	339	339

Balance, June 25, 2016	$1	$119,955	$(50,005)	$(1,580)	$68,371

NOTE 5 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended July 1, 2017:
Basic EPS	$136	1,000	$0.13

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	11

Diluted EPS	$136	1,011	$0.13

Three months ended June 25, 2016:
Basic EPS	$(1,986)	1,000	$(1.99)

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Basic and diluted EPS	$(1,986)	1,000	$(1.99)

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Six months ended July 1, 2017:
Basic EPS	$(16,640)	1,000	$(16.64)

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Basic and diluted EPS	$(16,640)	1,000	$(16.64)

Six months ended June 25, 2016:
Basic EPS	$(14,289)	1,000	$(14.29)

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Basic and diluted EPS	$(14,289)	1,000	$(14.29)

The Company had stock options outstanding of 102 and 72 for the three months ended July 1, 2017 and June 25, 2016, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive. The Company had stock options outstanding of 89 and 72 for the six months ended July 1, 2017 and June 25, 2016, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive. The Company had restricted stock units outstanding of 28 for the three and six month periods ended July 1, 2017 and June 25, 2016, respectively. For the three month period ended July 1, 2017, 18 of the restricted stock units were not included in the computation of diluted EPS because they were anti-dilutive. For the six month period ended July 1, 2017 and the three and six month periods ended June 25, 2016, 28 of the restricted stock units were not included in the computation of diluted EPS because they were anti-dilutive.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 6 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

As of July 1, 2017, the Company had one share-based employee compensation plan: the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders.

The Company made 34 stock option awards during the six month period ended July 1, 2017 to members of management including its CEO. The options awarded to the Company’s CEO will vest as to one-fourth of the options on the first four anniversaries of the date of the award. The options that were awarded to the other members of management will vest as to one-half of the options on the second anniversary of the date of the award and as to one-fourth of the options on each of the third and fourth anniversaries of the award date.

The fair-value of the option awards granted in the three month period ended July 1, 2017 was $70.31 per share. The fair value of the options is estimated on the measurement date using the Black-Scholes single option pricing model. The assumptions included a risk-free rate of 1.92%, expected volatility of 59% and an expected term of 6.3 years. There were zero stock options granted in the three month period ended June 25, 2016.

The fair-value of the options granted in the six month period ended July 1, 2017 was $71.01 per share. The fair value of the options is estimated on the measurement date using the Black-Scholes single option pricing model. The assumptions included a risk-free rate of 2.31%, expected volatility of 59% and an expected term of 6.3 years. There were zero stock options granted in the six month period ended June 25, 2016.

A summary of option transactions for the six months ended July 1, 2017 and June 25, 2016 were as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at December 31, 2016	71	$130.00	32	$130.00
Granted	34	130.00
Exercised	—
Canceled	(3)	130.00

Balance at July 1, 2017	102	$130.00	45	$130.00

Balance at December 26, 2015	73	$130.00	8	$130.00
Granted	—
Exercised	—
Canceled	(2)	$130.00

Balance at June 25, 2016	71	$130.00	21	$130.00

The weighted average life remaining of the stock options outstanding as of July 1, 2017 was 1.9 years and as of June 25, 2016 was 2.1 years.

On May 28, 2014, the Board granted 6 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. Prior to the approval of the 2014 Plan at the Annual Meeting of Stockholders on September 4, 2014, the SARs were not considered outstanding, nor granted and therefore no expense was recognized prior to this date. On July 31, 2015, the Board granted 6 stock appreciation rights to each of the two new non-employee members of the Board. Each SAR has a grant date value of $130 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. Since the Company’s stock trading price was less

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

than each SAR’s exercise price as of July 1, 2017, no expense was recorded for the SARs. The SARs vested as to one-half of the SARs on the second anniversary of the date of grant and will vest as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. Total SARs that remain outstanding as of July 1, 2017 are 22.

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

Vesting %	15 Day VWAP
0%	VWAP less than $ 108.00
20%	VWAP greater than or equal to $ 108.00, but less than $118.00
40%	VWAP greater than or equal to $ 118.00, but less than $128.00
60%	VWAP greater than or equal to $ 128.00, but less than $138.00
80%	VWAP greater than or equal to $ 138.00, but less than $148.00
100%	VWAP greater than or equal to $148.00

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

The following table presents the share-based compensation expense recognized for the three and six month periods ended July 1, 2017 and June 25, 2016:

	For the Three Months Ended
	July 1, 2017		June 25, 2016
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$322	$196	$261	$202
SARs	—	—	—	—
RSUs	189	115	194	148

Total stock-based compensation expense	$511		$455

	For the Six Months Ended
	July 1, 2017		June 25, 2016
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$704	$430	$521	$399
SARs	—	—	—	—
RSUs	387	236	194	148

Total stock-based compensation expense	$1,091		$715

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. The Company records actual forfeitures in the period the forfeiture occurs.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The total unrecognized share-based compensation expense as of July 1, 2017 and June 25, 2016 was as follows:

	July 1, 2017	June 25, 2016
Stock Options, net of actual forfeitures	$3,335	$2,204
RSUs	1,378	2,074

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

	Gross Value	Accumulated Amortization	Net Book Value
July 1, 2017
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(3,549)	$7,751
Publishing rights (20 years)	4,000	(817)	3,183
Trademarks (20 years)	22,700	(4,635)	18,065
Developed technology (7 years)	6,600	(3,850)	2,750
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(980)	220
Favorable leasehold interests (10 years)	2,160	(882)	1,278

Total intangible assets	$52,360	$(19,113)	$33,247

	Gross Value	Accumulated Amortization	Net Book Value
December 31, 2016
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(3,115)	$8,185
Publishing rights (20 years)	4,000	(717)	3,283
Trademarks (20 years)	22,700	(4,067)	18,633
Developed technology (7 years)	6,600	(3,379)	3,221
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(860)	340
Favorable leasehold interests (10 years)	2,160	(774)	1,386

Total intangible assets	$52,360	$(17,311)	$35,049

	Gross Value	Accumulated Amortization	Net Book Value
June 25, 2016
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(2,681)	$8,619
Publishing rights (20 years)	4,000	(617)	3,383
Trademarks (20 years)	22,700	(3,501)	19,199
Developed technology (7 years)	6,600	(2,908)	3,692
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(740)	460
Favorable leasehold interests (10 years)	2,160	(664)	1,496

Total intangible assets	$52,360	$(15,511)	$36,849

The gross values were determined by the valuation which was performed as part of the fresh start accounting. In addition to the intangible assets above, the Company recorded $21,588 of goodwill.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Intangible asset amortization expense for the three month periods ended July 1, 2017 and June 25, 2016, was $901 and $901, respectively.

Intangible asset amortization expense was included in selling, general and administrative expense. Intangible asset amortization expense for the six month periods ended July 1, 2017 and June 25, 2016, was $1,802 and $1,802, respectively.

Intangible asset amortization expense for each of the five succeeding fiscal years is estimated to be:

Fiscal 2017 (6 months remaining)	$1,802
Fiscal 2018	3,463
Fiscal 2019	3,363
Fiscal 2020	2,813
Fiscal 2021	2,420
Fiscal 2022	2,420

Due to a change in the Company’s reporting segments (see Note 13 – Segment Information), the Company’s reporting units and the goodwill allocated to the reporting units has changed. The table below shows the allocation of the recorded goodwill as of July 1, 2017 for both the reporting units and reporting segments.

	Reporting Units			Reporting Unit
	Distribution	Instruction & Intervention	Distribution Segment	Science Curriculum Segment	Total
Goodwill	$14,112	$3,356	$17,468	$4,120	$21,588

Balance at July 1, 2017	$14,112	$3,356	$17,468	$4,120	$21,588

The re-allocation of goodwill from the prior reporting units to the above reporting units was based on the relative fair values of a portion of the prior reporting units which were transferred to the new reporting units in proportion to the fair value of the prior reporting unit.

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

The investment in unconsolidated affiliate consisted of the following:

	July 1, 2017	December 31, 2016	June 25, 2016
Carson- Dellosa Publishing, LLC	$—	$—	$715

On July 26, 2016, the Company sold its 35% interest in Carson Dellosa Publishing LLC for $9,839. The Company recorded a non-operating gain on disposal of $9,178. In accordance with the Term Loan Credit Agreement (as defined below), the Company used $8,053 of the net cash proceeds from this sale to pay down the Term Loan (as defined below) with the remaining net cash proceeds used to pay down the ABL Facility.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	July 1, 2017	December 31, 2016	June 25, 2016
Projects in progress	$11,284	$4,707	$9,462
Buildings and leasehold improvements	3,298	3,347	3,318
Furniture, fixtures and other	49,383	48,224	41,812
Machinery and warehouse equipment	13,155	13,296	11,664

Total property, plant and equipment	77,120	69,574	66,256
Less: Accumulated depreciation	(44,940)	(40,890)	(37,759)

Net property, plant and equipment	$32,180	$28,684	$28,497

Depreciation expense for the three and six month periods ended July 1, 2017 and June 25, 2016 was $2,245 and $2,835 and $4,671 and $6,121, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 10 – DEBT

Long-term debt consisted of the following:

	July 1, 2017	December 31, 2016	June 25, 2016
ABL Facility, maturing in 2022	$44,132	$—	$46,400
New Term Loan, maturing in 2022	109,313	—	—
Term Loan, maturing in 2019	—	122,226	130,279
Term Loan Original Issue Discount	—	(1,377)	(1,624)
Unamortized New Term Loan Debt Issuance Costs	(3,533)	—	—
Unamortized Term Loan Debt Issuance Costs	—	(3,388)	(4,052)
Deferred Cash Payment Obligations, maturing in 2019	21,819	20,026	19,345

Total debt	171,731	137,487	190,348
Less: Current maturities	(46,882)	(5,493)	(46,400)

Total long-term debt	$124,849	$131,994	$143,948

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

Outstanding amounts under the ABL Facility will bear interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest rate elected by the Company, the fixed charge coverage ratio under the ABL Facility and the applicable point in the life of the ABL Facility (the “Applicable Margin”)), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the ABL Facility bearing interest based upon the Base Rate will be due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate will be due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

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

In September 2015, the Company amended the ABL Facility. The main purposes for the amendment were to reduce the Applicable Margin for base rate and LIBOR loans, reduce the unused line fee rate and extend the scheduled maturity date. As amended, the maturity date was extended to September 16, 2020, which would have automatically become March 12, 2019 unless the Company’s term loan facility had been repaid, refinanced, redeemed, exchanged or amended prior to such date, in the case of any refinancing or amendment, to a date that was at least 90 days after the scheduled maturity date. In addition, the amendment provided for the withdrawal of Sun Trust Bank as a lender and the assumption of its commitments by the remaining lenders.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

On April 7, 2017, the Company entered into the Third Amendment to its ABL Facility. The ABL Amendment provided a new lower pricing tier of LIBOR plus 125 basis points, a seasonal increase in the borrowing base of 5.0% of eligible accounts receivable for the months of March through August, and the inclusion of certain inventory in the borrowing base, which previously had been excluded. Additionally, certain conforming changes were made in connection with the entry into the New Term Loan Agreement (as defined below). The ABL Amendment extends the maturity of the ABL Facility, as amended, to April 7, 2022 (“ABL Termination Date”), provided that the ABL Termination Date will automatically become due February 7, 2022 unless the New Term Loan (as defined below) has been repaid, prepaid, refinanced, redeemed, exchanged, amended or otherwise defeased or discharged prior to such date.

Pursuant to an Amended and Restated Guarantee and Collateral Agreement dated as of April 7, 2017 (the “ABL Security Agreement”), the Loan Agreement is secured by a first priority security interest in substantially all assets of the Company and the subsidiary borrowers. Under the New Intercreditor Agreement (as defined below), the ABL Lenders have a first priority security interest in substantially all working capital assets of the Company and the subsidiary borrowers, and a second priority security interest in all other assets, subordinate only to the first priority security interest of the New Term Loan Lenders (as defined below) in such other assets.

The effective interest rate under the ABL Facility for the three months ended July 1, 2017 was 4.76%, which includes interest on borrowings of $250, amortization of loan origination fees of $104 and commitment fees on unborrowed funds of $83. The effective interest rate under the ABL Facility for the three months ended June 25, 2016 was 5.66%, which includes interest on borrowings of $167, amortization of loan origination fees of $194 and commitment fees on unborrowed funds of $87.

The effective interest rate under the ABL Facility for the six months ended July 1, 2017 was 8.03%, which includes interest on borrowings of $263, amortization of loan origination fees of $299 and commitment fees on unborrowed funds of $199. As of July 1, 2017, the outstanding balance on the ABL Facility was $44,132. The effective interest rate under the ABL Facility for the six months ended June 25, 2016 was 7.47%, which includes interest on borrowings of $234, amortization of loan origination fees of $389 and commitment fees on unborrowed funds of $192. As of June 25, 2016, the outstanding balance on the ABL Facility was $46,400.

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

The Term Loan Credit Agreement contained customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants of the loan during the period of time in which the loan was outstanding during the second quarter of 2017.

The Term Loan required the Company to enter into an interest rate hedge, within 90 days of the Effective Date, in an amount equal to at least 50% of the aggregate principal amount outstanding under the Term Loan. The purpose of the interest rate hedge was to effectively subject a portion of the Term Loan to a fixed or maximum interest rate. As such, the Company entered into an interest rate swap agreement on August 27, 2013 that effectively fixed the interest payments on a portion of the Company’s variable-rate debt. The swap, which terminated on September 11, 2016, effectively fixed the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The Company did not enter into a subsequent interest rate swap after the termination of the above-mentioned interest rate swap. During the second quarter of fiscal 2016, the fair value of the derivative increased by $91 and a gain of $91 was recognized. During the first half of fiscal 2016, the fair value of the derivative increased by $176 and a gain of $176 was recognized. The gains related to the derivative were recorded in “Change in fair value of interest rate swap” on the consolidated statement of operations.

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

New Term Loan

On April 7, 2017, the Company entered into a Loan Agreement (the “New Term Loan Agreement”) among the Company, as borrower, certain of its subsidiaries, as guarantors, the financial parties party thereto, as lenders (the “New Term Loan Lenders”) and TCW Asset Management Company LLC, as the agent.

Under the New Term Loan Agreement, the Term Loan Lenders agreed to make a term loan (the “New Term Loan”) to the Company in aggregate principal amount of $140,000. The initial draw on the New Term Loan at closing was $110,000. These proceeds, along with proceeds received from a draw on the ABL Facility (as defined below), were used to repay the Term Loan which had a remaining principal balance including accrued interest of $118,167. The New Term Loan Agreement provides for a delayed draw feature that allows the Company to draw up to an additional $30,000 through April 7, 2019. The ability to access the delayed draw commitment is subject to compliance with certain terms and conditions. The proceeds from the delayed draw can be used to fund distributions, permitted acquisitions, and repayments of existing indebtedness. At the Company’s option, the New Term Loan interest rate will be either the prime rate or the LIBOR rate, plus an applicable margin based on the Company’s net senior leverage ratio. The Company may specify the interest rate period of one, three or six months for interest on loans under the New Term Loan Agreement bearing interest based on the LIBOR rate. The New Term Loan will bear interest at a rate of one month LIBOR plus 625 basis points for the 2017 fiscal year.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The New Term Loan matures on April 7, 2022. In addition to scheduled quarterly principal repayments, which commenced on June 30, 2017, the New Term Loan Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including but not limited to certain asset dispositions, extraordinary receipts, and the issuance or sale of any indebtedness or equity interests (other than permitted issuances or sales). The New Term Loan Agreement also requires prepayments at specified levels from the Company’s excess cash flow. The Company is also permitted to voluntarily prepay the New Term Loan in whole or in part. Voluntary prepayments made before April 7, 2018 will be subject to an early prepayment fee of 2%, while voluntary prepayment made on or after April 7, 2018, but before April 7, 2019, will be subject to a 1% early prepayment fee. Voluntary prepayments made on or after April 7, 2019 will not be subject to an early payment fee. All prepayments of the loans will be applied first to that portion of the loans comprised of prime rate loans and then to that portion of loans comprised of LIBOR rate loans. The New Term Loan Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants commencing with the fiscal quarter ending July 1, 2017 relating to the Company’s fixed charge coverage ratio and net senior leverage ratio, and an annual limitation on capital expenditures and product development investments, collectively. The Company was in compliance with all such financial covenants during the second quarter of fiscal 2017.

Pursuant to a Guarantee and Collateral Agreement dated as of April 7, 2017 (the “New Term Loan Security Agreement”), the New Term Loan is secured by a first priority security interest in substantially all assets of the Company and the subsidiary guarantors. Under an intercreditor agreement (the “New Intercreditor Agreement”) between the New Term Loan Lenders and the ABL Lenders, the New Term Loan Lenders have a second priority security interest in substantially all working capital assets of the Company and the subsidiary guarantors, subordinate only to the first priority security interest of the ABL Lenders in such assets, and a first priority security interest in all other assets.

The effective interest rate under the term loan credit facility for the three months ended July 1, 2017 was 8.27%, which includes interest on borrowings of $2,139 and amortization of loan origination fees of $170. As of July 1, 2017, the outstanding balance on the New Term Loan Credit Agreement was $109,313. Of this amount, $2,750 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

The Company has estimated that the fair value of its New Term Loan (valued under Level 3) as of July 1, 2017 approximated the carrying value of $109,313.

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

As of July 1, 2017, the Company’s deferred payment obligations were $21,819, of which $3,082 represents a 20% recovery for the general unsecured creditors and $12,095 represents a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $6,642 related to accrued paid-in-kind interest. In the second quarter of fiscal 2017, the Company accrued an additional $833k of paid-in-kind interest related to a revised interpretation of the interest calculation methodology pursuant to the bankruptcy Reorganization Plan, which is defined in Note 4 – Bankruptcy Proceedings of the Company’s Form 10-K for the period ended December 31, 2016. The deferred payment obligations mature on December 11, 2019. The total amount due upon maturity, including accrued paid-in-kind interest, will be $27,242.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 11 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive loss during the six months ended July 1, 2017 and June 25, 2016 were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 31, 2016	$(1,784)
Other comprehensive income before reclassifications	45
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at April 1, 2017	$(1,739)

Other comprehensive income before reclassifications	139
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at July 1, 2017	$(1,600)

Foreign Currency Translation

Accumulated Other Comprehensive Income (Loss) at December 26, 2015	$(1,919)
Other comprehensive income before reclassifications	215
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at March 26, 2016	$(1,704)

Other comprehensive income before reclassifications	124
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at June 25, 2016	$(1,580)

NOTE 12 – RESTRUCTURING

In the three and six months ended July 1, 2017 and June 25, 2016, the Company recorded restructuring costs associated with the closure or disposal of distribution centers, lease termination costs and severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs for the six months ended July 1, 2017 and June 25, 2016 and are included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 31, 2016	$—	$—	$561	$561
Amounts charged to expense	—	—	173	173
Payments	—	—	(574)	(574)

Accrued Restructuring Costs at April 1, 2017	$—	$—	$160	$160

Amounts charged to expense	—	—	44	44
Payments	—	—	(161)	(161)

Accrued Restructuring Costs at July 1, 2017	$—	$—	$43	$43

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 26, 2015	$—	$—	$375	$375
Amounts charged to expense	—	—	166	166
Payments	—	—	(288)	(288)

Accrued Restructuring Costs at March 26, 2016	$—	$—	$253	$253

Amounts charged to expense	—	—	383	383
Payments	—	—	(460)	(460)

Accrued Restructuring Costs at June 25, 2016	$—	$—	$176	$176

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

Beginning in the second quarter of fiscal 2017, the Company revised its internal management reporting structure whereby a) a new Instruction & Intervention product line was formed consisting of its Reading products, formerly managed as a separate product line and the supplemental education products, which were previously included within the former Instructional Solutions product line, b) the early learning and special needs products from the former Instructional Solutions product line combined with the Supplies product line and c) the science supplies, previously included in the Science product line, within the Curriculum operating segment, were combined within the Supplies product line within the Distribution operating segment. The Company has revised its go-to-market strategy and management structure resulting in the alignment of the reading and science supply products to be consistent with other distributed items within the Distribution operating segment. This change also is consistent with the Company’s internal realignment of the new team sell model established in 2017 whereby every customer, district and territory will have a Distribution team supporting their business. The Distribution sales team focuses on selling all Distribution segment products, including the reading and science supplies items. The Distribution segment offers products primarily to the pre-kindergarten through twelfth grade (“preK-12”) education market that include basic classroom supplies and office products, instructional teaching materials, indoor and outdoor furniture and equipment, physical education equipment, classroom technology, and planning and organizational products.

The Curriculum segment is a publisher of proprietary core curriculum, primarily FOSS and Delta Science Module products, in the science category within the preK-12 education market. The Curriculum segment has a sales team which is unique from the Distribution sales team and focuses exclusively on the products within this segment. In addition, these products have specific product development requirements, and customer purchasing decisions are made in a different manner than the products represented in our Distribution segment. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies as included in the Company’s Report on Form 10-K for the fiscal year ended December 31, 2016.

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

	Three Months Ended July 1, 2017	Three Months Ended June 25, 2016	Six Months Ended July 1, 2017	Six Months Ended June 25, 2016
Revenues:
Distribution	$141,344	$130,491	$233,297	$216,465
Curriculum	18,833	15,367	23,991	23,118

Total	$160,177	$145,858	$257,288	$239,583

Gross Profit:
Distribution	$50,440	$48,098	$82,939	$79,583
Curriculum	10,055	7,501	12,080	11,481

Total	$60,495	$55,599	$95,019	$91,064

Operating income (loss) and loss before taxes:
Operating income (loss)	8,730	2,004	(4,387)	(10,008)
Interest expense and reorganization items, net	8,495	4,364	12,545	8,669

Income (loss) before provision for or benefit from income taxes	$235	$(2,360)	$(16,932)	$(18,677)

	July 1, 2017	December 31, 2016	June 25, 2016
Identifiable assets:
Distribution	$276,588	$206,353	$271,182
Curriculum	56,630	47,461	60,115
Corporate assets	5,089	33,793	14,612

Total	$338,307	$287,607	$345,909

	Three Months Ended July 1, 2017	Three Months Ended June 25, 2016	Six Months Ended July 1, 2017	Six Months Ended June 25, 2016
Depreciation and amortization of intangible assets and development costs:
Distribution	$3,353	$4,029	$6,832	$8,421
Curriculum	964	1,398	1,924	2,577

Total	$4,317	$5,428	$8,756	$10,998

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$4,768	$5,700	$8,053	$7,586
Curriculum	662	633	1,164	1,213

Total	$5,430	$6,333	$9,217	$8,799

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table shows the Company’s revenues by each major product line within its two segments:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Distribution revenues by product line:
Supplies	$76,756	$74,722	$134,955	$127,689
Furniture	42,774	34,486	65,370	55,672
Instruction & Intervention	10,238	9,850	16,420	16,437
AV Tech	4,502	4,556	9,286	9,238
Agendas	6,476	6,062	6,746	6,554
Freight Revenue	2,454	1,987	3,993	3,227
Customer Allowances / Discounts	(1,856)	(1,172)	(3,473)	(2,352)

Total Distribution Segment	$141,344	$130,491	$233,297	$216,465
Curriculum revenues by product line:
Science	$18,833	$15,367	$23,991	$23,118

Total Curriculum Segment	$18,833	$15,367	$23,991	$23,118

Total revenues	$160,177	$145,858	$257,288	$239,583

The above table is an enhanced disclosure to provide additional details related to our revenues by segment. The total revenues in this enhanced disclosure are consistent with amounts reported in prior filings. Prior period amounts in this note have been reclassified in order to present segment and product line amounts consistent with the Company’s current reporting structure.

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

Our goal is to grow profitably as a leading provider of supplies, products, services and curriculum for the education market and select other markets. We have experienced two consecutive years of overall revenue growth. Our revenue growth in fiscal 2016 was balanced in that four of our six product lines had growth over the fifty-two week year ended December 26, 2015. We expect to continue to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names and distribution capabilities and transforming the Company’s sales and marketing to a team-based selling approach with a balance of new customer acquisition and customer retention, and exploring new markets or revenue streams. New revenue streams may include opportunities in areas that could expand our addressable market, such as distribution to non-education customers, expansion into new product lines, continued growth in our e-tail and retailer partnerships, and potentially, abroad in select international markets. In addition, the Company is committed to continuing to invest in its product development in order to expand and improve its product offerings.

While remaining focused on lowering costs through consolidation and process improvements, the Company is equally focused on revenue growth and gross margin management. The Company believes the following initiatives will contribute to continued revenue growth, while effectively managing gross margin and operating costs:

•	Successful execution of a new team sell model;

•	Establish momentum in delivering the “21st Century Safe School” value proposition;

•	Improve the effectiveness of margin management;

•	Development of effective strategies to manage margin in competitive bidding scenarios;

•	Increase product line specific sales and support expertise; and

•	Execute on key platform investments to both drive efficiency and improve customer experiences.

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
• Direct costs of merchandise sold, net of vendor rebates other than the reimbursement of specific, incremental and identifiable costs, and net of early payment discounts.

•     Compensation and benefit costs for all selling (including commissions), marketing, customer care and fulfillment center operations (which include he pick, pack and shipping functions), and other general adminstrative functions such as finance, human resources and information technology.

• Amortization of product development costs.

• Freight expenses associated with moving merchandise from our vendors to fulfillment centers or from our vendors directly to our customers.	• Occupancy and operating costs for our fulfillment centers and office operations.

• Freight expenses associated with moving our merchandise from our fulfillment centers to our customers.

• Catalog expenses, offset by vendor payments or reimbursement of specific, incremental and identifiable costs.

• Depreciation and intangible asset amortization expense, other than amortization of product development costs.

Three Months Ended July 1, 2017 Compared to Three Months Ended June 25, 2016

Revenues

Revenue of $160.2 million for the three months ended July 1, 2017 increased by $14.3 million, or 9.8%, as compared to the three months ended June 25, 2016.

Distribution segment revenues of $141.3 million for the three months ended July 1, 2017 increased by 8.3%, or $10.9 million, from the three months ended June 25, 2016. Revenues from our two largest product lines, Supplies and Furniture, increased by $2.0 million and $8.3 million, respectively, in the current quarter. Revenues from our Instruction & Intervention product line increased by $0.4 million in the current quarter. While we believe our growth initiatives and changes in our sales model are beginning to have positive impacts, we also benefited from a one-week calendar shift in fiscal 2017 compared to 2016.

Curriculum segment revenues of $18.8 million for the three months ended July 1, 2017 increased by 22.6%, or $3.5 million, from the three months ended June 25, 2016. Curriculum segment revenues for the first quarter were not materially impacted by the one-week calendar shift in 2017 as this business is less transactional as compared to our Distribution segment. Several large orders for the Company’s FOSS products, which is aligned with Next Generation Science Standards and has received widespread acceptance, contributed to the second quarter revenue growth in the Curriculum segment.

Gross Profit

Gross profit for the three months ended July 1, 2017 was $60.5 million, as compared to $55.6 million for the three months ended June 25, 2016. Gross margin for the three months ended July 1, 2017 was 37.8% as compared to 38.1% for the three months ended June 25, 2016. A shift in product mix resulted in 30 basis points of gross margin decline in the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016. Lower rates in certain product line gross margins contributed 50 basis points of gross margin decline. A combination of lower product development amortization expense and higher revenue in the quarter resulted in 50 basis points of gross margin improvement in the second quarter of fiscal 2017 versus the second quarter of fiscal 2016.

Distribution segment gross margin was 35.7% for the three months ended July 1, 2017, as compared to 36.9% for the three months ended June 25, 2016. Lower rates in certain product line gross margins, primarily in the Supplies and AV Tech lines, resulted in 50 basis points of the gross margin decline in the quarter. A shift in product mix contributed 60 basis points of the gross margin decline.

Curriculum segment gross margin was 53.4% for the three months ended July 1, 2017, as compared to 48.8% for the three months ended June 25, 2016. A combination of lower product development amortization expenses and higher revenue in the quarter resulted in 360 basis points of the gross margin improvement.

Selling, General and Administrative Expenses

SG&A decreased $1.5 million in the second quarter of fiscal 2017, from $53.2 million for the three months ended June 25, 2016 to $51.7 million for the three months ended July 1, 2017. SG&A for the second quarter of 2017 decreased despite the incremental variable SG&A costs, such as outbound transportation, fulfillment center and commission expense, incurred in support of the incremental $14.3 million of revenue in the quarter as compared to last year’s second quarter. The improvement to our cost structure, in addition to the incremental revenue in the quarter versus the prior year quarter, resulted in SG&A as a percent of revenue decreasing from 36.5% for the three months ended June 25, 2016 to 32.3% for the three months ended July 1, 2017.

While the incremental revenue volume resulted in approximately $1.2 million of additional variable-related SG&A costs in the second quarter of 2017, assuming a consistent variable SG&A rate year-over-year, the company’s actual variable SG&A expenses in the current quarter increased by $0.1 million. Process excellence improvements resulted in $1.1 million of variable SG&A reduction in the quarter. Catalog and marketing costs decreased by $1.1 million in the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016 due to a combination of later catalog drop dates and increased catalog support received from vendors. Depreciation and amortization expense was down $0.6 million in the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016. Stock-based compensation expense increased by $0.1 million in the second quarter of 2017 as compared to the second quarter of 2016 due to the stock option awards made in March 2017.

Facility exit costs and restructuring

For three month periods ended July 1, 2017 and June 25, 2016, the Company recorded $0.1 million and $0.4 million, respectively, of facility exit costs and restructuring charges, which were entirely related to severance.

Interest Expense

Interest expense decreased from $4.5 million for the three months ended June 25, 2016 to $4.2 million for the three months ended July 1, 2017. Approximately $1.0 million of this decline is related to reduced cash interest due to lower outstanding average loan balances, particularly the average term loan balance, and a lower interest rate on the New Term Loan. Non-cash interest increased by $0.7 million in the three months ended July 1, 2017 as compared to the three months ended June 25, 2016. This increase was related primarily to incremental interest attributable to the Company’s vendor note obligations.

Change in Fair Value of Interest Rate Swap

The Company had an interest rate swap agreement that effectively fixed the interest payments on a portion of the Company’s variable-rate debt. The swap terminated as of September 11, 2016. The Company did not enter into a subsequent interest rate swap after the termination of the above-mentioned interest rate swap. Thus, the Company did not have any gain or loss during the three month period ended July 1, 2017. During the three month period ended June 25, 2016, the fair value of the derivative increased by $0.1 million and, accordingly, a non-cash gain of $0.1 million was recorded.

Loss on Early Extinguishment of Debt

During the three months ended July 1, 2017, the Company recorded a non-cash charge of $4.3 million related to the write-off of $3.1 million of remaining unamortized debt issuance costs and $1.2 million of remaining original issue discount both of which were associated with the term loan that was repaid on April 7, 2017. No such charge was recorded in fiscal 2016.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $0.1 million for the three months ended July 1, 2017, as compared to a benefit from income taxes of $1.4 million for the three months ended June 25, 2016.

The effective income tax rate for the three months ended July 1, 2017 and the three months ended June 25, 2016 was 42.1% and 15.8%, respectively. The effective income tax rate for the three months ended July 1, 2017 is not representative of the expected full year effective tax rate as relatively minor discrete tax items in the quarter have a significant impact on the tax rate due to a relatively small amount of income before income taxes.

Six Months Ended July 1, 2017 Compared to Six Months Ended June 25, 2016

Revenues

Revenue of $257.3 million for the six months ended July 1, 2017 increased by $17.7 million, or 7.4%, as compared to the six months ended June 25, 2016.

Distribution segment revenues of $233.3 million for the six months ended July 1, 2017 increased by 7.8%, or $16.8 million, from the six months ended June 26, 2016. The increase is primarily related to stronger momentum within larger school districts along with a one-week calendar shift in fiscal 2017. Revenues from our two largest product lines, Supplies and Furniture, increased by $7.3 million and $9.7 million, respectively, in the six months ended July 1, 2017.

Curriculum segment revenues of $24.0 million for the six months ended July 1, 2017 increased by 3.8%, or $0.9 million, from the six months ended June 25, 2016. Although Curriculum revenue was expected to decline in the current year as revenue from state adoptions will not generate the same level of revenue in 2017, the continued strength of the Company’s FOSS products, especially in open territories, is offsetting the anticipated revenue declines associated with fewer state adoption opportunities. Curriculum segment revenues for the first half of 2017 were not materially impacted by the one-week calendar shift in 2017 as this business is less transactional as compared to our Distribution segment.

Gross Profit

Gross profit for the six months ended July 1, 2017 was $95.0 million, as compared to $91.1 million for the six months ended June 25, 2016. Gross margin for the six months ended July 1, 2017 was 36.9%, as compared to 38.0% for the six months ended June 25, 2016. The lower gross margin rate as compared to the first half of 2016 resulted in a $3.6 million reduction in gross margin. Increased revenues contributed $6.7 million of additional gross profit and lower product development amortization expense contributed $0.8 million of the increase.

Distribution segment gross margin was 35.6% for the six months ended July 1, 2017, as compared to 36.8% for the six months ended June 25, 2016. Approximately 80 basis points of the decrease in gross margin was related to a combination of lower Supplies gross margins driven by strategic agreement pricing, increased channel partner rebates commensurate with our growth in revenues with e-tail partners and modestly lower margins realized in our furniture projects. A shift in product mix resulted in approximately 30 basis points of gross margin decline.

Curriculum segment gross margin was 50.4% for the six months ended July 1, 2017, as compared to 49.7% for the six months ended June 25, 2016. Lower product development costs against a modest increase in revenue resulted in 150 basis points of gross margin improvement. Modest product cost increases in the current year have resulted in approximately 80 basis points of gross margin decline in the current year.

Selling, General and Administrative Expenses

SG&A decreased $1.3 million in the first half of fiscal 2017, from $100.5 million for the six months ended June 25, 2016 to $99.2 million for the six months ended July 1, 2017. SG&A for the first half of 2017 decreased despite the incremental variable SG&A costs, such as outbound transportation, fulfillment center and commission expense, incurred in support of the incremental $17.6 million of revenue in the quarter as compared to last year’s first half. While the incremental volume resulted in approximately $1.5 million of additional variable-related SG&A costs in the current year, assuming a consistent variable SG&A rate year-over-year, the company’s actual variable SG&A expenses in the current year were flat versus prior year due to process excellence related improvements. The improvement to our cost structure, combined with the incremental revenue in the first six months of 2017 versus the first six months of 2016, contributed to a decrease in SG&A as percent of revenue, from 42.0% for the six months ended June 25, 2016 to 38.6% for the six months ended July 1, 2017.

Catalog and marketing costs decreased by $0.8 million in the first six months of fiscal 2017 as compared to the first six months of fiscal 2017 due to a combination of later catalog drop dates and increased catalog support received from vendors. A decrease in full-time staffing levels resulted in $0.5 million of lower compensation and benefit costs in the first six months of fiscal 2017 as compared to the first six months of fiscal 2016. Depreciation and amortization expense was down $1.5 million in the first six months of fiscal 2017 as compared to the first six months of fiscal 2016.

Stock-based compensation expense increased by $0.4 million in the first half of 2017 as compared to the first half of 2016 due to a combination of stock option awards made in March 2017 and the award of restricted stock units in March 2016. The SG&A costs in the first half of the prior year included a $0.7 million foreign exchange gain related to a strengthening Canadian dollar versus the U.S. dollar in that period. In the first half of the current year, the Company realized a nominal foreign exchange gain of less than $0.1 million.

Facility exit costs and restructuring

For the six month periods ended July 1, 2017 and June 25, 2016, the Company recorded $0.2 million and $0.5 million, respectively, of facility exit costs and restructuring charges, which were entirely related to severance.

Interest Expense

Interest expense decreased from $8.8 million for the six months ended June 25, 2016 to $8.2 million for the six months ended July 1, 2017. Approximately $1.4 million of this decline is related to reduced cash interest due to lower outstanding average loan balances, particularly the average term loan balance, and a lower interest rate on the New Term Loan. Non-cash interest increased by $0.8 million in the first six months of fiscal 2017 as compared to the first six months of fiscal 2016. This increase was related primarily to incremental interest attributable to the Company’s vendor note obligations.

Change in Fair Value of Interest Rate Swap

The Company had an interest rate swap agreement that effectively fixed the interest payments on a portion of the Company’s variable-rate debt. The swap terminated as of September 11, 2016. The Company did not enter into a subsequent interest rate swap after the termination of the above-mentioned interest rate swap. Thus, the Company did not have any gain or loss during the six month period ended July 1, 2017. During the six month period ended June 25, 2016, the fair value of the derivative increased by $0.2 million and, accordingly, a non-cash gain of $0.2 million was recorded.

Loss on Early Extinguishment of Debt

During the six months ended July 1, 2017, the Company recorded a non-cash charge of $4.3 million related to the write-off of $3.1 million of remaining unamortized debt issuance costs and $1.2 million of remaining original issue discount both of which were associated with the term loan that was repaid on April 7, 2017. No such charge was recorded in fiscal 2016.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $0.3 million for the six months ended July 1, 2017, as compared to $4.4 million for the six months ended June 25, 2016.

The effective income tax rate for the six months ended July 1, 2017 and the six months ended June 25, 2016 was 1.7% and 23.5%, respectively. The effective income tax rate for the six months ended April 1, 2017 includes the Company’s current estimate of the fiscal 2017 full year effective tax rate of approximately 3.5%, partially offset by discrete tax items. The tax benefit recorded in the six months ended July 1, 2017 is expected to be entirely offset by tax provisions recognized against the net income expected to be generated over the remainder of 2017.

Liquidity and Capital Resources

At July 1, 2017, the Company had net working capital of $108.0 million, an increase of $0.4 million as compared to the six months ended June 25, 2016. The Company’s capitalization at July 1, 2017 was $254.5 million and consisted of total debt of $171.7 million and stockholders’ equity of $82.8 million.

Net cash used by operating activities was $46.2 million and $41.0 million for the six months ended July 1, 2017 and June 25, 2016, respectively. The increase in cash used by operating activities related primarily to working capital changes. Accounts receivable balances increased by $25.7 million in the first six months of fiscal 2017 as compared to an increase of $20.2 million in the first six months of fiscal 2016. The increase in accounts receivable levels is related to the incremental volume in the first half of 2017 as compared to the first half of 2016. Accordingly, inventory levels were down slightly at the end of the second quarter of fiscal 2017 as compared to the end of the second quarter 2016. We expect peak and year end inventory levels to be consistent with fiscal 2016 levels. Accounts payable balances increased by $37.1 million during the first six months of 2017 as compared to an increase of $42.2 million over the first six months of 2016. The change in the year-over-year growth in accounts payable was attributable primarily to the one-week calendar shift. The year-over-year increases in working capital related to accounts receivable and accounts payable were partially offset by incremental receipts associated with vendor volume and catalog rebates.

Net cash used in investing activities was $9.2 million in the first half of fiscal 2017 as compared to $8.8 million in the first half of fiscal 2016. The Company expects net cash used in investing activities to increase by approximately $5.0 million for the full year fiscal 2017 as compared to full year fiscal 2016 due to investments in the Company’s ecommerce platform, telephone system upgrades, and product management systems. The completion of these projects is expected to result in improvements to the Company’s platforms and processes, lower both annual operating costs and ongoing maintenance investments. In addition, we expect these investments will enable revenue growth.

Net cash provided from financing activities was $27.2 million in fiscal 2017 versus $44.6 million in fiscal 2016. In both periods, the net cash provided from financing activities represents net draws on the ABL Facility, which combined with beginning of period cash balances, were used to fund operating and investing cash outflows, as well as Term Loan and New Term Loan repayments. Outstanding borrowings on the ABL Facility were $44.1 million as of July 1, 2017, while the excess availability on that date for the ABL Facility was $75.0 million. In the second quarter of fiscal 2017, the Company drew $11.4 million on its ABL to fund the New Term Loan refinancing fees of $4.0 million and to repay a portion of the Term Loan. The Company made a principal payment on its Term Loan in the amount of $4.8 million during the first quarter of fiscal 2017. The remainder of the Term Loan balance was repaid using proceeds from the New Term Loan. In the second quarter of fiscal 2017, the Company made a regularly scheduled payment of principal on its New Term Loan in the amount of $0.7 million.

On April 7, 2017, the Company entered into a New Term Loan Agreement with an aggregate principal amount of $140 million. The initial draw on the New Term Loan at closing was $110 million. These proceeds, along with proceeds received from a draw on the Company’s ABL Facility, were used to repay the Term Loan, which had a remaining principal balance plus accrued interest of $118.2 million. The New Term Loan Agreement provides for a delayed draw feature that allows the Company to draw up to an additional $30 million through April 7, 2019. The ability to access the delayed draw commitment is subject to compliance with certain terms and conditions. The proceeds from the delayed draw can be used to fund distributions, permitted acquisitions, and repayments of existing indebtedness. Also, on April 7, 2017, the Company amended its ABL Facility. The amendment provided a new lower pricing tier of LIBOR plus 125 basis points, a seasonal increase in the borrowing base of 5.0% of eligible accounts receivable for the months of March through August, and the inclusion of certain inventory in the borrowing base, which previously had been excluded.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

August 9, 2017	/s/ Joseph M. Yorio
Date	Joseph M. Yorio
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2017	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(a)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of School Specialty, Inc. dated June 8, 2017

3.1(b)	Certificate of Incorporation of School Specialty, Inc. (Complete Copy, as Amended Through June 8, 2017)

10.1	Loan Agreement, dated as of April 7, 2017, by and between School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties party thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.2	Guarantee and Collateral Agreement, dated as of April 7, 2017, among School Specialty, Inc., the guarantors party thereto, and TCW Asset Management Company, LLC, as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.3	Third Amendment, dated as of April 7, 2017, to the Loan Agreement among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.4	Amended and Restated Guarantee and Collateral Agreement, dated April 7, 2017, amending and restating the Guarantee and Collateral Agreement, dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto and Bank of America, N.A., as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.