Form 10-Q
period 2017-09-30
SCHOOL SPECIALTY INC
filed 2017-11-08
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2017
Common Stock, $0.001 par value	7,000,000

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016	September 24, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,167	$35,097	$7,349
Accounts receivable, less allowance for doubtful accounts of $1,575, $1,159, and $1,605, respectively	162,343	61,713	172,078
Inventories, net	84,250	73,649	84,848
Deferred catalog costs	2,924	5,235	2,563
Prepaid expenses and other current assets	15,357	11,976	13,238
Refundable income taxes	6	728	—

Total current assets	273,047	188,398	280,076
Property, plant and equipment, net	33,884	28,684	28,722
Goodwill	31,437	21,588	21,588
Intangible assets, net	32,347	35,049	35,950
Development costs and other	18,487	13,703	15,759
Deferred taxes long-term	150	185	5

Total assets	$389,352	$287,607	$382,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$56,142	$5,493	$50,637
Accounts payable	38,352	22,078	43,970
Accrued compensation	9,199	12,008	13,266
Deferred revenue	5,592	2,922	3,547
Accrued income tax payable	3,367	—	3,471
Other accrued liabilities	20,019	14,909	18,801

Total current liabilities	132,671	57,410	133,692
Long-term debt - less current maturities	138,817	131,994	136,686
Other liabilities	169	84	95

Total liabilities	271,657	189,488	270,473

Commitments and contingencies - Note 15

Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 50,000,000 shares authorized; 7,000,000 shares outstanding	7	7	7
Capital in excess of par value	122,512	120,849	120,399
Accumulated other comprehensive loss	(1,379)	(1,784)	(1,669)
Retained earnings (accumulated deficit)	(3,445)	(20,953)	(7,110)

Total stockholders’ equity	117,695	98,119	111,627

Total liabilities and stockholders’ equity	$389,352	$287,607	$382,100

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Revenues	$288,641	$301,569	$545,928	$541,152
Cost of revenues	181,513	190,011	343,782	338,530

Gross profit	107,128	111,558	202,146	202,622
Selling, general and administrative expenses	64,694	64,454	163,882	164,977
Facility exit costs and restructuring	138	93	354	642

Operating income	42,296	47,011	37,910	37,003

Other expense (income):
Interest expense	3,537	4,488	11,783	13,333
Change in fair value of interest rate swap	—	(95)	—	(271)
(Gain) on sale of unconsolidated affiliate	—	(9,090)	—	(9,090)
Loss on early extinguishment of debt	—	—	4,298	—

Income before benefit from income taxes	38,759	51,708	21,829	33,031
Provision for income taxes	4,614	8,813	4,321	4,425

Net income	$34,145	$42,895	$17,508	$28,606

Weighted average shares outstanding:
Basic EPS	7,000	7,000	7,000	7,000
Diluted EPS	7,025	7,000	7,023	7,000

Net income per Share:
Basic	$4.88	$6.13	$2.50	$4.09
Diluted	$4.86	$6.13	$2.49	$4.09

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net income	$34,145	$42,895	$17,508	$28,606
Other comprehensive income, net of tax:
Foreign currency translation adjustments	221	(89)	405	250

Total comprehensive income	$34,366	$42,806	$17,913	$28,856

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Nine Months Ended
	September 30, 2017	September 24, 2016
Cash flows from operating activities:
Net income	$17,508	$28,606
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible asset amortization expense	9,425	10,716
Amortization of development costs	3,973	5,029
Amortization of debt fees and other	1,061	1,550
Change in fair value of interest rate swap	—	(271)
Loss on early extinguishment of debt	4,298	—
Unrealized foreign exchange (gain) loss	6	(1,005)
(Gain) on sale of unconsolidated affiliate	—	(9,090)
Share-based compensation expense	1,663	1,165
Deferred taxes	35	1
Non-cash interest expense	2,424	1,385
Changes in current assets and liabilities:
Accounts receivable	(96,051)	(113,681)
Inventories	(7,812)	(8,646)
Deferred catalog costs	2,336	3,964
Prepaid expenses and other current assets	(2,247)	(118)
Accounts payable	14,216	24,216
Accrued liabilities	4,473	10,748

Net cash used in operating activities	(44,692)	(45,431)

Cash flows from investing activities:
Additions to property, plant and equipment	(11,676)	(9,607)
Investment in product development costs	(2,283)	(1,949)
Cash paid in acquisitions, net of cash acquired:	(18,114)	—
Proceeds from sale of unconsolidated affiliate	—	9,805

Net cash used in investing activities	(32,073)	(1,751)

Cash flows from financing activities:
Proceeds from bank borrowings	358,793	258,788
Repayment of bank borrowings	(305,003)	(218,024)
Payment of debt fees and other	(4,016)	—

Net cash provided by financing activities	49,774	40,764

Effect of exchange rate changes on cash	61	902

Net decrease in cash and cash equivalents	(26,930)	(5,516)
Cash and cash equivalents, beginning of period	35,097	12,865

Cash and cash equivalents, end of period	$8,167	$7,349

Supplemental disclosures of cash flow information:
Interest paid	$8,298	$10,398
Income taxes paid, net	$263	$1,293

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

NOTE 2 – INCREASED AUTHORIZED SHARES AND STOCK-SPLIT

At the Special Meeting of Stockholders of School Specialty, Inc. (the “Company”) held on August 15, 2017, the Company’s stockholders voted on a proposal to approve the proposed amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $0.001 per share, of the Company (“Common Stock”) from 2,000 to 50,000 shares (the “Amendment”) for the purpose of, among other things, effecting a seven-for-one stock split of the Common Stock as part of the Amendment. Our condensed consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the increased authorization and stock split for all periods presented.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted for interim or annual periods. The adoption is not expected to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge; instead, an impairment charge will be based on excess of the reporting unit’s carrying amount over its fair value. The Company has elected to early adopt ASU 2017-04, and the ASU will be applied prospectively to all future goodwill impairment tests performed on an interim or annual basis.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation.” ASU No. 2016-09 is intended to simplify various aspects related to the manner in which share-based payments are accounted for and presented in the financial statements. This guidance was effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes.”ASU No. 2015-17 simplifies the presentation of deferred taxes. The new guidance required that deferred tax liabilities and assets be classified as noncurrent on the balance sheet, as opposed to being presented as current or non-current. This guidance was effective for annual periods beginning after December 15, 2016. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

The majority of our revenue transactions consist of one, distinct fixed-price performance obligation which is delivered to the customer at a single point in time, or over a subscription period for certain digital Curriculum segment products. The Company does continue to evaluate the impact this new standard may have on its project-related Furniture revenue, which can require services such as installation in addition to the delivery of product. This project-related Furniture revenue represents less than 10 percent of the Company’s total consolidated revenues and, as with all our revenue sources is seasonal in nature. We are evaluating if the revenue should be recognized over time or as currently recognized at a point in time corresponding with project completion. As such, the Company does not anticipate that the implementation of this new standard will have a material impact on the Company’s results of operations, financial position or cash flows. The new requirements may be implemented either retrospectively for all prior periods presented (i.e., the full retrospective approach), or retrospectively with a cumulative-effect adjustment at the date of initial application (i.e., the modified retrospective approach). The Company expects to adopt the standard under the modified retrospective approach upon its effective date with a cumulative-effect adjustment to opening retained earnings. The Company is currently assessing the impact of this standard on its disclosures and internal controls.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 was effective in the annual period ending after December 15, 2016. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

NOTE 4 – BUSINESS COMBINATIONS

On August 18, 2017, the Company completed the acquisition of the assets of Triumph Learning, LLC (“Triumph Learning”) pursuant to the terms of an Asset Purchase Agreement dated August 18, 2017 (the “Purchase Agreement”) by and among School Specialty and Triumph Learning, LLC, a Delaware limited liability company. School Specialty acquired all of the assets of Triumph Learning for $19,578 plus the assumption of certain liabilities. At closing, $18,114 of the total purchase price was paid using the Company’s existing debt facilities (see Note 10 – Debt). The Company drew $14,000 from the delayed draw term loan feature of its New Term Loan and drew $4,114 from its Asset-Based Credit Agreement (“ABL Facility”) to fund this portion of the purchase price. The remaining purchase price in excess of the cash paid at closing represents the discounted fair value of the contingent portion of the purchase price. The contingent portion of the purchase price is 4.5% of net Triumph Learning revenues from certain Triumph Learning products over the period August 18, 2017 through December 18,

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

2018. The contingent portion of the purchase price is scheduled to be paid quarterly over the above-mentioned period. The maximum present value of the contingent portion of the purchase price is $1,464. In accordance with the asset purchase agreement, the final working capital as of August 18, 2017 will be finalized in the fourth quarter of fiscal 2017. The final purchase price will reflect any such working capital adjustment, if any.

Triumph Learning is a publisher of state-specific test preparation, and supplemental and intervention curriculum products for the K-12 education market. For over 25 years, Triumph Learning’s flagship product, Coach, has been utilized throughout education, providing educational facilities and teachers with hands-on test preparation books for English and Language Arts (ELA), Math, Science and Social Studies, with materials customized to state-specific best practices, along with a comprehensive series of supplemental and intervention resources for Math, ELA and Science. Solutions are delivered through multiple platforms, including both print and digital, as well as through third-party platforms and applications.

School Specialty incurred acquisition and integration costs of $934 in the third quarter of fiscal 2017 related to the Triumph Learning acquisition. These costs included legal, due diligence and integration-related costs and are recorded as SG&A.

The fair value allocation for the acquisition is preliminary and will be finalized when a valuation is completed. The Company has engaged a third party to complete a full valuation of the assets, including any identified intangible assets of Triumph Learning. The Company expects the valuation to be completed in the fourth quarter of fiscal 2017. Differences between the preliminary and final allocation could be material. School Specialty’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible assets acquired and liabilities assumed in connection with the acquisition. The primary areas of the purchase price allocation that are not yet finalized relate to personal property, product development, identifiable intangible assets, goodwill, and deferred taxes. The table below summarizes the preliminary fair value amounts of the $19,578 of net assets acquired.

Accounts receivable	$4,409
Inventory	2,306
Prepaids	433
Property, plant & equipment	720
Prepublication costs	6,429
Other long-term assets	20
Goodwill and other intangibles	9,849

Total assets	$24,166

Accounts payable	$2,251
Other accruals	849
Deferred revenue	1,488

Total liabilities	$4,588

The results of operations of Triumph Learning from the acquisition date to the end of the third quarter of fiscal 2017 were not material.

The unaudited pro forma consolidated results in the following table include the Company’s reported results for each respective period and the historical results of Triumph Learning for those periods. The unaudited pro forma condensed combined statements of operations for the three months ended September 30, 2017 and September 24, 2016 for the nine months ended September 30, 2017 and September 24, 2016 give effect to the acquisition of Triumph Learning as if it had occurred at the beginning of the periods presented.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Anticipated synergies from the combined operations have not been incorporated into the pro forma results as synergies are preliminary. Net income does reflect the incremental interest expense which would have been incurred if the acquisition had been completed at the beginning of the periods presented.

PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Revenues	$294,212	$312,276	$564,722	$565,764

Net income	34,167	44,486	15,922	27,618

Weighted average shares outstanding:
Basic EPS	7,000	7,000	7,000	7,000
Diluted EPS	7,025	7,000	7,023	7,000

Net income per Share:
Basic	$4.88	$6.36	$2.27	$3.95
Diluted	$4.86	$6.36	$2.27	$3.95

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that either all, or some portion, of the deferred tax assets will not be realized. The realization is dependent upon the future generation of taxable income, reversal of deferred tax liabilities, tax planning strategies, and expiration of tax attribute carryovers. As a result, the Company had concluded that the realization of a majority of the deferred tax assets did not meet the more likely than not threshold, and recorded a tax valuation allowance. As of December 31, 2016, the Company continued to maintain a valuation allowance against substantially all of its net deferred tax assets as it has a cumulative loss over the preceding 36 months. As of December 31, 2016, the Company had a tax valuation allowance of $18,671. As of September 30, 2017, there remained a valuation allowance against substantially all of the Company’s deferred tax assets. As of September 30, 2017, the Company had an immaterial amount of unremitted earnings from foreign investments.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at September 30, 2017, December 31, 2016, and September 24, 2016, was $169, $84, and $95, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 6 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity during the nine months ended September 30, 2017 and September 24, 2016, were as follows:

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2016	$7	$120,849	$(20,953)	$(1,784)	$98,119
Net income	—	—	17,508	—	17,508
Share-based compensation expense	—	1,663	—	—	1,663
Foreign currency translation adjustment	—	—	—	405	405

Balance, September 30, 2017	$7	$122,512	$(3,445)	$(1,379)	$117,695

Balance, December 26, 2015	$7	$119,234	$(35,716)	$(1,919)	$81,606
Net income	—	—	28,606	—	28,606
Share-based compensation expense	—	1,165	—	—	1,165
Foreign currency translation adjustment	—	—	—	250	250

Balance, September 24, 2016	$7	$120,399	$(7,110)	$(1,669)	$111,627

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended September 30, 2017:
Basic EPS	$34,145	7,000	$4.88

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	25

Diluted EPS	$34,145	7,025	$4.86

Three months ended September 24, 2016:
Basic EPS	$42,895	7,000	$6.13

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Basic and diluted EPS	$42,895	7,000	$6.13

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Nine months ended September 30, 2017:
Basic EPS	$17,508	7,000	$2.50

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	23

Basic and diluted EPS	$17,508	7,023	$2.49

Nine months ended September 24, 2016:
Basic EPS	$28,606	7,000	$4.09

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Basic and diluted EPS	$28,606	7,000	$4.09

The Company had weighted average stock options outstanding of 714 and 497 for the three months ended September 30, 2017 and September 24, 2016, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive. The Company had weighted average stock options outstanding of 651 and 504 for the nine months ended September 30, 2017 and September 24, 2016, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive. The Company had restricted stock units outstanding of 196 for the three and nine month periods ended September 30, 2017 and September 24, 2016. For the three and nine month periods ended September 30, 2017, 171 and 174, respectively, of the restricted stock units were not included in the computation of diluted EPS because they were anti-dilutive. For the three and nine month periods ended September 24, 2016, 196 of the restricted stock units were not included in the computation of diluted EPS because they were anti-dilutive.

On August 15, 2017, the Board of Directors approved an increase in the number of authorized shares of School Specialty common stock from 2,000 shares to 50,000 shares, for the purpose of, among other things, effecting a seven-for-one stock split of School Specialty’s shares. The stock split became effective on August 23, 2017, and the number of outstanding shares of School Specialty stock increased from 1,000 to 7,000. All previously stated values have been restated to adjust for this seven-for-one stock split.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 8 – SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

As of September 30, 2017, the Company had one share-based employee compensation plan: the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders.

The Company made awards of stock options to purchase 238 shares during the nine month period ended September 30, 2017 to members of management including its CEO. The options awarded to the Company’s CEO will vest as to one-fourth of the options on the first four anniversaries of the date of the award. The options that were awarded to the other members of management will vest as to one-half of the options on the second anniversary of the date of the award and as to one-fourth of the options on each of the third and fourth anniversaries of the award date.

The fair-value of the options granted in the nine month period ended September 30, 2017 was $10.14 per share. The fair value of the options is estimated on the measurement date using the Black-Scholes single option pricing model. The assumptions included a risk-free rate of 1.92%, expected volatility of 59% and an expected term of 6.4 years. There were zero stock options granted in the nine month period ended September 24, 2016.

A summary of option transactions for the nine months ended September 30, 2017 and September 24, 2016 were as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at December 31, 2016	497	$18.57	224	$18.57
Granted	238	18.57
Exercised	—
Canceled	(21)	18.57

Balance at September 30, 2017	714	$18.57	315	$18.57

Balance at December 26, 2015	511	$18.57	56	$18.57
Granted	—
Exercised	—
Canceled	(14)	$18.57

Balance at September 24, 2016	497	$18.57	147	$18.57

The weighted average life remaining of the stock options outstanding as of September 30, 2017 was 4.7 years and as of September 24, 2016 was 4.8 years.

On May 28, 2014, the Board granted 39 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. Prior to the approval of the 2014 Plan at the Annual Meeting of Stockholders on September 4, 2014, the SARs were not considered outstanding or granted, and therefore, no expense was recognized prior to this date. On July 31, 2015, the Board granted 39 stock appreciation rights to each of the two new non-employee members of the Board. Each SAR has a grant date value of $18.57 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. Since the Company’s stock trading price was less than each SAR’s exercise price as of September 30, 2017, no expense or liability was recorded for the SARs. The SARs vested as to one-half of the SARs on the second anniversary of the date of grant and will vest as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. Total SARs that remain outstanding as of September 30, 2017 are 154.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

On March 23, 2016, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 196 Restricted Stock Units (“RSUs”) under the Company’s 2014 Plan to members of the Company’s senior management. The RSUs are performance-based. A certain percentage of the RSUs will vest on the third anniversary of the date of grant, with such percentage based on the 15 day Volume Weighted Average Price (“VWAP”) of the Company’s common stock prior to the vesting date. The percentage of RSUs that will vest shall be determined as follows:

Vesting %	15 Day VWAP
0%	VWAP less than $15.43
20%	VWAP greater than or equal to $15.43, but less than $16.86
40%	VWAP greater than or equal to $16.86, but less than $18.29
60%	VWAP greater than or equal to $18.29, but less than $19.71
80%	VWAP greater than or equal to $19.71, but less than $21.14
100%	VWAP greater than or equal to $21.14

Any RSUs that vest will be settled in shares of Company common stock. Due to the nature of the vesting conditions of the RSUs, a valuation methodology needed to incorporate potential equity value paths for the Company. As such, the fair value of the RSU grants was determined under a Monte Carlo approach with a simulation of the Company’s stock price to a date that is 15 trading days prior to the vesting date. A large number of trials were run under the Monte Carlo approach to ensure an adequate sampling of different potential scenarios was achieved. Based on this approach, the fair value of the RSUs granted on March 23, 2016 was $11.55 per share.

The following table presents the share-based compensation expense recognized for the three and nine month periods ended September 30, 2017 and September 24, 2016:

	For the Three Months Ended
	September 30, 2017		September 24, 2016
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$383	$337	$261	$230
SARs	—	—	—	—
RSUs	189	166	189	166

Total stock-based compensation expense	$572		$450

	For the Nine Months Ended
	September 30, 2017		September 24, 2016
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$1,087	$873	$782	$688
SARs	—	—	—
RSUs	576	462	383	337

Total stock-based compensation expense	$1,663		$1,165

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. The Company records actual forfeitures in the period the forfeiture occurs.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The total unrecognized share-based compensation expense as of September 30, 2017 and September 24, 2016 was as follows:

	September 30, 2017	September 24, 2016
Stock Options, net of actual forfeitures	$2,953	$1,945
RSUs	1,189	1,886

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

September 30, 2017	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(3,767)	$7,533
Publishing rights (20 years)	4,000	(867)	3,133
Trademarks (20 years)	22,700	(4,918)	17,782
Developed technology (7 years)	6,600	(4,086)	2,514
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(1,040)	160
Favorable leasehold interests (10 years)	2,160	(935)	1,225

Total intangible assets	$52,360	$(20,013)	$32,347

December 31, 2016	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(3,115)	$8,185
Publishing rights (20 years)	4,000	(717)	3,283
Trademarks (20 years)	22,700	(4,067)	18,633
Developed technology (7 years)	6,600	(3,378)	3,222
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(860)	340
Favorable leasehold interests (10 years)	2,160	(774)	1,386

Total intangible assets	$52,360	$(17,311)	$35,049

September 24, 2016	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(2,897)	$8,403
Publishing rights (20 years)	4,000	(667)	3,333
Trademarks (20 years)	22,700	(3,783)	18,917
Developed technology (7 years)	6,600	(3,143)	3,457
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(800)	400
Favorable leasehold interests (10 years)	2,160	(720)	1,440

Total intangible assets	$52,360	$(16,410)	$35,950

The gross values were determined by the valuation which was performed as part of the fresh start accounting. In addition to the intangible assets above, the Company recorded $31,437 of goodwill. This includes $9,849 of preliminary goodwill associated with the preliminary purchase price allocation associated with the Triumph Learning acquisition.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Intangible asset amortization expense for the three month periods ended September 30, 2017 and September 24, 2016, was $901 and $901, respectively. Intangible asset amortization expense for the nine month periods ended September 30, 2017 and September 24, 2016, was $2,702 and $2,702, respectively. Intangible asset amortization expense was included in selling, general and administrative expense.

Intangible asset amortization expense for each of the five succeeding fiscal years, excluding amortization of the intangible assets acquired from Triumph Learning, is estimated to be:

Fiscal 2017 (3 months remaining)	$901
Fiscal 2018	3,463
Fiscal 2019	3,363
Fiscal 2020	2,813
Fiscal 2021	2,420
Fiscal 2022	2,420

Intangible amortization expense in the five succeeding years is anticipated to increase based on the finalization of the purchase price valuation for Triumph Learning.

Due to a change in the Company’s reporting segments (see Note 13 – Segment Information), the Company’s reporting units and the goodwill allocated to the reporting units has changed. The table below shows the allocation of the recorded goodwill as of September 30, 2017 for both the reporting units and reporting segments.

	Reporting Units			Reporting Unit
	Distribution	Instruction & Intervention	Distribution Segment	Science Curriculum Segment	Total
Goodwill	$14,112	$13,205	$27,317	$4,120	$31,437

Balance at September 30, 2017	$14,112	$13,205	$27,317	$4,120	$31,437

The re-allocation of goodwill from the prior reporting units to the above reporting units was based on the relative fair values of a portion of the prior reporting units which were transferred to the new reporting units in proportion to the fair value of the prior reporting unit.

NOTE 10– PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2017	December 31, 2016	September 24, 2016
Projects in progress	$8,752	$4,707	$10,073
Buildings and leasehold improvements	3,311	3,347	3,317
Furniture, fixtures and other	55,252	48,224	41,895
Machinery and warehouse equipment	13,576	13,296	12,859

Total property, plant and equipment	80,891	69,574	68,144
Less: Accumulated depreciation	(47,007)	(40,890)	(39,422)

Net property, plant and equipment	$33,884	$28,684	$28,722

Depreciation expense for the three and nine month periods ended September 30, 2017 and September 24, 2016 was $2,052 and $1,892 and $6,723 and $8,014, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 11 – DEBT

Long-term debt consisted of the following:

	September 30, 2017	December 31, 2016	September 24, 2016
ABL Facility, maturing in 2022	$53,392	$—	$50,637
New Term Loan, maturing in 2022	122,625	—	—
Term Loan	—	122,226	122,226
Term Loan Original Issue Discount	—	(1,377)	(1,503)
Unamortized New Term Loan Debt Issuance Costs	(3,379)	—	—
Unamortized Term Loan Debt Issuance Costs	—	(3,388)	(3,724)
Deferred Cash Payment Obligations, maturing in 2019	22,321	20,026	19,687

Total debt	194,959	137,487	187,323
Less: Current maturities	(56,142)	(5,493)	(50,637)

Total long-term debt	$138,817	$131,994	$136,686

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

Under the ABL Facility, the Asset-Based Lenders agreed to provide a revolving senior secured asset-based credit facility in an aggregate principal amount of $175,000. On August 7, 2015, the aggregate commitments were permanently reduced, at the election of the Company, by $50,000, from $175,000 to $125,000.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

On April 7, 2017, the Company executed the Third Amendment to its ABL Facility. The ABL Amendment provided a new lower pricing tier of LIBOR plus 125 basis points, a seasonal increase in the borrowing base of 5.0% of eligible accounts receivable for the months of March through August, and the inclusion of certain inventory in the borrowing base, which previously had been excluded. Additionally, certain conforming changes were made in connection with the entry into the New Term Loan Agreement (as defined below). The ABL Amendment extends the maturity of the ABL Facility, as amended, to April 7, 2022 (“ABL Termination Date”), provided that the ABL Termination Date will automatically become due February 7, 2022 unless the New Term Loan (as defined below) has been repaid, prepaid, refinanced, redeemed, exchanged, amended or otherwise defeased or discharged prior to such date.

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

The effective interest rate under the ABL Facility for the three months ended September 30, 2017 was 3.65%, which includes interest on borrowings of $474, amortization of loan origination fees of $104 and commitment fees on unborrowed funds of $47. The effective interest rate under the ABL Facility for the three months ended September 24, 2016 was 3.73%, which includes interest on borrowings of $360, amortization of loan origination fees of $195 and commitment fees on unborrowed funds of $51.

The effective interest rate under the ABL Facility for the nine months ended September 30, 2017 was 5.21%, which includes interest on borrowings of $736, amortization of loan origination fees of $403 and commitment fees on unborrowed funds of $246. As of September 30, 2017, the outstanding balance on the ABL Facility was $53,392. The effective interest rate under the ABL Facility for the nine months ended September 24, 2016 was 5.24%, which includes interest on borrowings of $594, amortization of loan origination fees of $584 and commitment fees on unborrowed funds of $244. As of September 24, 2016, the outstanding balance on the ABL Facility was $50,637.

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

The Term Loan Credit Agreement contained customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants, relating to the Company’s (1) minimum interest coverage ratio and (2) maximum net total leverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments. The Company was in compliance with the financial covenants of the loan during the period of time in which the loan was outstanding during fiscal 2017.

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

During the nine months ended September 30, 2017, the Company recorded a non-cash charge of $4.3 million related to the write-off of $3.1 million of remaining unamortized debt issuance costs and $1.2 million of remaining original issue discount both of which were associated with the term loan that was repaid on April 7, 2017.

New Term Loan

On April 7, 2017, the Company entered into a Loan Agreement (the “New Term Loan Agreement”) among the Company, as borrower, certain of its subsidiaries, as guarantors, the financial parties party thereto, as lenders (the “New Term Loan Lenders”) and TCW Asset Management Company LLC, as the agent.

Under the New Term Loan Agreement, the Term Loan Lenders agreed to make a term loan (the “New Term Loan”) to the Company in aggregate principal amount of $140,000. The initial draw on the New Term Loan at closing was $110,000. These proceeds, along with proceeds received from a draw on the ABL Facility (as defined below), were used to repay the Term Loan which had a remaining principal balance including accrued interest of $118,167. The New Term Loan Agreement provides for a delayed draw feature that allows the Company to draw up to an additional $30,000 through April 7, 2019. The ability to access the delayed draw commitment is subject to compliance with certain terms and conditions. The proceeds from the delayed draw can be used to fund distributions, permitted acquisitions, and repayments of existing indebtedness. In the third quarter of fiscal 2017, the Company drew $14,000 under the delayed draw term loan feature in conjunction with the Triumph Learning acquisition. At the Company’s option, the New Term Loan interest rate will be either the prime rate or the LIBOR rate (with a LIBOR floor of 1.0%), plus an applicable margin based on the Company’s net senior leverage ratio.

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

The New Term Loan matures on April 7, 2022. The New Term Loan requires scheduled quarterly principal payments of 0.625% of the original principal amount which commenced June 30, 2017 and continue through the quarter ended March 31, 2019. Subsequent to March 31, 2019, the scheduled quarterly principal payments are 1.250% of the original principal amount. Required scheduled quarterly principal payments on borrowings under the delayed-draw feature will begin on June 30, 2019. In addition to scheduled quarterly principal repayments, the New Term Loan Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including but not limited to certain asset dispositions, extraordinary receipts, and the issuance or sale of any indebtedness or equity interests (other than permitted issuances or sales). The New Term Loan Agreement also requires prepayments at specified levels from the Company’s excess cash flow. The Company is also permitted to voluntarily prepay the New Term Loan in whole or in part. Voluntary prepayments made before April 7, 2018 will be subject to an early prepayment fee of 2.0%, while any voluntary prepayment made on or after April 7, 2018, but before April 7, 2019, will be subject to a 1.0% early prepayment fee. Voluntary prepayments made on or after April 7, 2019 will not be subject to an early payment fee. All prepayments of the loans will be applied first to that portion of the loans comprised of prime rate loans and then to that portion of loans comprised of LIBOR rate loans. The New Term Loan Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants commencing with the fiscal quarter ending September 30, 2017 relating to the Company’s fixed charge coverage ratio and net senior leverage ratio, and an annual limitation on capital expenditures and product development investments, collectively. The Company was in compliance with all such financial covenants during the third quarter of fiscal 2017.

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

The effective interest rate under the New Term Loan for the three months ended September 30, 2017 was 8.28%, which includes interest on borrowings of $2,235 and amortization of loan origination fees of $172. As of September 30, 2017, the outstanding balance on the New Term Loan Credit Agreement was $122,625. Of this amount, $2,750 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

The Company has estimated that the fair value of its New Term Loan (valued under Level 3) as of September 30, 2017 approximated the carrying value of $122,625.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

As of September 30, 2017, the Company’s deferred payment obligations were $22,321, of which $3,082 represents a 20% recovery for the general unsecured creditors and $12,095 represents a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $7,144 related to accrued paid-in-kind interest. In the second quarter of fiscal 2017, the Company accrued an additional $833k of paid-in-kind interest related to a revised interpretation of the interest calculation methodology pursuant to the bankruptcy Reorganization Plan, which is defined in Note 4 – Bankruptcy Proceedings of the Company’s Form 10-K for the period ended December 31, 2016. The deferred payment obligations mature on December 11, 2019. The total amount due upon maturity, including accrued paid-in-kind interest, will be $27,242.

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive loss during the nine months ended September 30, 2017 and September 24, 2016 were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 31, 2016	$(1,784)
Other comprehensive income before reclassifications	45
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at April 1, 2017	$(1,739)

Other comprehensive income before reclassifications	139
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at July 1, 2017	$(1,600)

Other comprehensive income before reclassifications	221
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at September 30, 2017	$(1,379)

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 26, 2015	$(1,919)
Other comprehensive income before reclassifications	215
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at March 26, 2016	$(1,704)

Other comprehensive income before reclassifications	124
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at June 25, 2016	$(1,580)

Other comprehensive income before reclassifications	(89)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at September 24, 2016	$(1,669)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 13 – RESTRUCTURING

In the three and nine months ended September 30, 2017 and September 24, 2016, the Company recorded restructuring costs associated with severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs for the nine months ended September 30, 2017 and September 24, 2016 and are included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 31, 2016	$—	$—	$561	$561
Amounts charged to expense	—	—	173	173
Payments	—	—	(574)	(574)

Accrued Restructuring Costs at April 1, 2017	$—	$—	$160	$160

Amounts charged to expense	—	—	44	44
Payments	—	—	(161)	(161)

Accrued Restructuring Costs at July 1, 2017	$—	$—	$43	$43

Amounts charged to expense	—	—	138	138
Payments	—	—	(109)	(109)

Accrued Restructuring Costs at September 30, 2017	$—	$—	$72	$72

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 26, 2015	$—	$—	$375	$375
Amounts charged to expense	—	—	166	166
Payments	—	—	(288)	(288)

Accrued Restructuring Costs at March 26, 2016	$—	$—	$253	$253

Amounts charged to expense	—	—	383	383
Payments	—	—	(460)	(460)

Accrued Restructuring Costs at June 25, 2016	$—	$—	$176	$176

Amounts charged to expense	—	—	93	93
Payments	—	—	(177)	(177)

Accrued Restructuring Costs at September 24, 2016	$—	$—	$92	$92

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

Beginning in the second quarter of fiscal 2017, the Company revised its internal management reporting structure whereby a) a new Instruction & Intervention product line included in the Distribution segment was formed consisting of its Reading product lines, formerly managed as a separate product line and the supplemental education products, which were previously included within the former Instructional Solutions product line, b) the early learning and special needs products from the former Instructional Solutions product line are reported within the Supplies product line and c) the science supplies, previously included in the Science product line, within the Curriculum operating segment, were combined within the Supplies product line within the Distribution operating segment. The Company has revised its go-to-market strategy and management structure resulting in the alignment of the reading and science supply products to be consistent with other distributed items within the Distribution operating segment. This change also is consistent with the Company’s internal realignment of the new team sell model established in 2017 whereby every customer, district and territory will have a Distribution team supporting their business. The Distribution sales team focuses on selling all Distribution segment products, including the reading and science supplies items. The Distribution segment offers products primarily to the pre-kindergarten through twelfth grade (“preK-12”) education market that include basic classroom supplies and office products, instructional materials, indoor and outdoor furniture and equipment, physical education equipment, classroom technology, and planning and organizational products.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended September 30, 2017	Three Months Ended September 24, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 24, 2016
Revenues:
Distribution	$264,775	$275,924	$498,042	$492,408
Curriculum	23,866	25,645	47,886	48,744

Total	$288,641	$301,569	$545,928	$541,152

Gross Profit:
Distribution	$93,414	$97,806	$176,247	$177,319
Curriculum	13,714	13,752	25,899	25,303

Total	$107,128	$111,558	$202,146	$202,622

Operating income and loss before taxes:
Operating income	42,296	47,011	37,910	37,003
Interest expense and reorganization items, net	3,537	(4,697)	16,081	3,972

Income before provision for or benefit from income taxes	$38,759	$51,708	$21,829	$33,031

	September 30, 2017	December 31, 2016	September 24, 2016
Identifiable assets:
Distribution	$319,600	$206,353	$312,676
Curriculum	62,585	47,461	63,414
Corporate assets	7,167	33,793	6,008

Total	$389,352	$287,607	$382,098

	Three Months Ended September 30, 2017	Three Months Ended September 24, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 24, 2016
Depreciation and amortization of intangible assets and development costs:
Distribution	$3,628	$3,161	$10,458	$11,582
Curriculum	1,015	1,586	2,939	4,163

Total	$4,643	$4,747	$13,397	$15,745

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$3,655	$2,269	$11,708	$9,855
Curriculum	1,087	488	2,251	1,701

Total	$4,742	$2,757	$13,959	$11,556

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table shows the Company’s revenues by each major product line within its two segments:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Distribution revenues by product line:
Supplies	$124,876	$136,172	$260,223	$264,561
Furniture	88,840	84,971	154,209	140,643
Instruction & Intervention	17,468	14,183	33,879	30,625
AV Tech	4,331	4,443	13,617	13,680
Agendas	26,623	34,023	33,530	40,577
Freight Revenue	4,680	4,453	8,108	7,042
Customer Allowances / Discounts	(2,043)	(2,321)	(5,524)	(4,720)

Total Distribution Segment	$264,775	$275,924	$498,042	$492,408
Curriculum revenues by product line:
Science	$23,866	$25,645	$47,886	$48,744

Total Curriculum Segment	$23,866	$25,645	$47,886	$48,744

Total revenues	$288,641	$301,569	$545,928	$541,152

The above table is an enhanced disclosure to provide additional details related to our revenues by segment. The total revenues in this enhanced disclosure are consistent with amounts reported in prior filings. Prior period amounts in this note have been reclassified in order to present segment and product line amounts consistent with the Company’s current reporting structure.

Revenues associated with the Triumph Learning acquisition are included within the Instruction & Intervention product line.

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

Quarterly Overview

School Specialty is a leading distributor of supplies, furniture, technology products, supplemental learning products (“instructional solutions”) and curriculum solutions, primarily to the education marketplace. The Company provides educators with innovative and proprietary products and services, from basic school supplies to 21st century classroom designs to Science, English and Language Arts (“ELA”), and Math core and supplemental instructional materials. Through its nationwide distribution network, School Specialty also provides its customers with access to a broad spectrum of trusted, third-party brands across its business segments. This assortment strategy enables the Company to offer a broad range of products primarily serving the preK-12 education market at the state, district and school levels. The Company is expanding its presence outside the education market into channels such as partnerships with e-tailers, retailers and healthcare facilities.

Our goal is to grow profitably as a leading provider of supplies, products, services and curriculum for the education market and select other markets. We have experienced two consecutive years of overall revenue growth. Our revenue growth in fiscal 2016 was balanced in that four of our six product lines had growth over the fifty-two week year ended December 26, 2015. We expect to continue to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names and distribution capabilities and transforming the Company’s sales and marketing to a team-based selling approach focused on new customer acquisition, customer retention and penetration, and expanding into new markets or product areas. New revenue streams may include opportunities in areas that could expand our addressable market, such as distribution to non-education customers, expansion into new product lines, continued growth in our e-tail and retailer partnerships, and potentially, abroad in select international markets. In addition, the Company is committed to continuing to invest in product development in order to expand and improve its product offerings.

While remaining focused on lowering costs through consolidation and process improvement, the Company is equally focused on revenue growth and gross margin management. The Company believes the following initiatives will contribute to continued revenue growth, while effectively managing gross margin and operating costs:

•	Successful execution of a new team sell model;

•	Establish momentum in delivering the “21st Century Safe School” value proposition;

•	Improve the effectiveness of pricing strategies and margin management;

•	Development of effective strategies to manage margin in competitive bidding scenarios;

•	Increase product line specific sales and support expertise; and

•	Execute on key platform investments to both drive efficiency and improve customer experiences.

Our business and working capital needs are highly seasonal, as schools and teachers look to receive a material portion of the products they purchase in the weeks leading up to the start of the school year. As such, our peak sales levels occur from June through September. We expect to ship approximately 50% of our revenue and earn more than 100% of our annual net income from June through September of our fiscal year and operate at a net loss from January through May, and October through December. In anticipation of the peak shipping season, our inventory levels increase during the months of April through June. Our working capital historically peaks in August or September mainly due to the higher levels of accounts receivable related to our peak revenue months. Historically, accounts receivable collections are most significant in the months of September through December as over 100% of our annual operating cash flow is generated in those months.

Due to our 52/53 week fiscal year convention, fiscal 2017 began on January 1, 2017 while fiscal 2016 began on December 27, 2016. Accordingly, each of the first three fiscal quarters of fiscal 2017 began and ended approximately one later than the comparable quarters of fiscal 2016. We refer to this as a “one-week shift” in our fiscal periods. The combination of our seasonality and the one-week shift impacts the year-over-year comparability of quarterly revenues, gross profit and certain working capital accounts, particularly for the second and third quarters.

On August 18, 2017, the Company acquired of the assets of Triumph Learning. Triumph Learning is a publisher of state-specific test preparation, and supplemental and intervention curriculum products for the K-12 education market. For over 25 years, Triumph Learning’s flagship product, Coach, has been utilized throughout education, providing educational facilities and teachers with hands-on test preparation books for ELA, Math, Science and Social Studies, with materials customized to state-specific best practices, along with a comprehensive series of supplemental and intervention resources for Math, ELA and Science. Solutions are delivered through multiple platforms, including both print and digital, as well as through third-party platforms and applications.

Triumph Learning’s products are complementary to School Specialty’s current offering and others that it intends to bring to market, as it expands its product offering in the Instruction & Intervention category. There are also significant synergies beyond product offering as the Company anticipates the acquisition will result in a broader and more effective selling organization and extended customer reach that will enable the Company to deliver a true blended learning solution to its customers.

At the Special Meeting of Stockholders of School Specialty, Inc. held on August 15, 2017, the Company’s stockholders voted on a proposal to approve the proposed amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $0.001 per share, of the Company from 2.0 million to 50.0 million shares for the purpose of, among other things, effecting a seven-for-one stock split of the Common Stock as part of the Amendment.

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

•    Amortization of product development costs.

•    Freight expenses associated with receiving merchandise from our vendors to our fulfillment centers.

•    Freight expenses associated with merchandise shipped from our vendors directly to our customers.

•    Compensation and benefit costs for all selling (including commissions), marketing, customer care and fulfillment center operations (which include the pick, pack and shipping functions), and other general administrative functions such as finance, human resources and information technology.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 24, 2016

Revenues

Revenues of $288.6 million for the three months ended September 30, 2017 decreased by $12.9 million, or 4.3%, as compared to the three months ended September 24, 2016.

Distribution segment revenues of $264.8 million for the three months ended September 30, 2017 decreased by 4.0%, or $11.2 million, from the three months ended September 24, 2016. Revenues from Supplies decreased by $11.3 million, or 8.3% in the current quarter due to a one-week calendar shift in 2017 compared to 2016, as well as weaker booking trends in the quarter associated with education budget uncertainties. Furniture revenues increased by $3.9 million, or 4.6%, in the quarter. Revenues from our Instruction & Intervention product line increased by $3.3 million in the quarter. Approximately $3.2 million of the increase in this product line was related to revenues from the Triumph Learning acquisition. Agenda revenues declined by $7.4 million, or 21.7%, during the quarter due to a combination of the one-week calendar shift and, as expected, continued decreasing demand for paper-based planners.

Curriculum segment revenues of $23.9 million for the three months ended September 30, 2017 decreased by 6.9%, or $1.8 million, from the three months ended September 24, 2016. Curriculum segment revenues for the third quarter were not materially impacted by the one-week calendar shift in 2017 as this business is less transactional as compared to our Distribution segment. The third quarter decline was caused by order timing as several large orders of FOSS products, which are aligned with Next Generation Science Standards and have received widespread acceptance, are expected to ship in the fourth quarter of fiscal 2017, as compared to last year in which several large orders shipped in the third quarter.

Gross Profit

Gross profit for the three months ended September 30, 2017 was $107.1 million, as compared to $111.6 million for the three months ended September 24, 2016. Gross margin for the three months ended September 30, 2017 was 37.1% as compared to 37.0% for the three months ended September 24, 2016. A shift in product mix had a 20 basis points negative impact on gross margin in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016. This was more than offset by the impact of lower product development amortization expense in the quarter which resulted in 30 basis points of gross margin improvement in the third quarter of fiscal 2017 versus the third quarter of fiscal 2016.

Distribution segment gross margin was 35.3% for the three months ended September 30, 2017, as compared to 35.5% for the three months ended September 24, 2016. Lower rates in certain product line gross margins, primarily in the Supplies and AV Tech lines, resulted in 20 basis points of the gross margin decline in the quarter.

Curriculum segment gross margin was 57.5% for the three months ended September 30, 2017, as compared to 53.7% for the three months ended September 24, 2016. The net impact of lower product development amortization expense in the quarter resulted in 250 basis points of the gross margin improvement.

Selling, General and Administrative Expenses

SG&A increased $0.2 million in the third quarter of fiscal 2017, from $64.5 million for the three months ended September 24, 2016 to $64.7 million for the three months ended September 30, 2017. Variable SG&A costs, such as outbound transportation, fulfillment center and commission expense declined by $3.2 million in the current quarter through a combination of both lower volumes and effective management of variable SG&A costs.

Marketing and selling costs were up $0.8 million in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016 due primarily to the timing of campaigns. Catalog costs increased by $0.4 million in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016 due to later catalog drop dates. These increases were partially offset with $0.5 million of lower spending in professional fees and outside services. Depreciation and amortization expense was up $0.1 million in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016. Stock-based compensation expense increased by $0.1 million in the third quarter of 2017 as compared to the third quarter of 2016 due to the stock option awards made in March 2017.

The third quarter of fiscal 2017 included $2.4 million of SG&A costs associated with Triumph Learning. This includes $0.9 million of transaction and integration-related costs including legal, due diligence and transition payroll.

SG&A as a percent of revenue increased from 21.4% for the three months ended September 24, 2016 to 22.4% for the three months ended September 30, 2017.

Facility exit costs and restructuring

For three month periods ended September 30, 2017 and September 24, 2016, the Company recorded $0.1 million and $0.1 million, respectively, of facility exit costs and restructuring charges, which were entirely related to severance.

Interest Expense

Interest expense decreased from $4.5 million for the three months ended September 24, 2016 to $3.5 million for the three months ended September 30, 2017. Approximately $1.0 million of this decline is related to a reduction in cash interest due to lower outstanding average loan balances, particularly the average term loan balance, and a lower interest rate on the New Term Loan. Non-cash interest increased by $0.7 million in the three months ended September 30, 2017 as compared to the three months ended September 24, 2016. This increase was related primarily to incremental interest attributable to the Company’s vendor note obligations.

Change in Fair Value of Interest Rate Swap

The Company had an interest rate swap agreement that effectively fixed the interest payments on a portion of the Company’s variable-rate debt. The swap terminated as of September 11, 2016. The Company did not enter into a subsequent interest rate swap after the termination of the above-mentioned interest rate swap. Thus, the Company did not have any gain or loss during the three month period ended September 30, 2017. During the three month period ended September 24, 2016, the fair value of the derivative increased by $0.1 million and, accordingly, a non-cash gain of $0.1 million was recorded.

Gain on Sale of Unconsolidated Affiliate

In the third quarter of fiscal 2016, the Company sold its 35% ownership interest in Carson Dellosa LLC for $9.8 million. The Company recorded a gain on the sale of $9.1 million. No such gain was recognized in the third quarter of fiscal 2017.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $4.6 million for the three months ended September 30, 2017, as compared to $8.8 million for the three months ended September 24, 2016.

The effective income tax rate for the three months ended September 30, 2017 and the three months ended September 24, 2016 was 11.9% and 17.0%, respectively. The effective income tax rate for the three months ended September 30, 2017 is not representative of the expected full year effective tax rate.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 24, 2016

Revenues

Revenue of $545.9 million for the nine months ended September 30, 2017 increased by $4.7 million, or 0.9%, as compared to the nine months ended September 24, 2016.

Distribution segment revenues of $498.0 million for the nine months ended September 30, 2017 increased by 1.1%, or $5.6 million, from the nine months ended September 24, 2016. The increase is related to a combination of the one-week calendar shift in fiscal 2017 plus revenues in the current year from the third quarter asset acquisition of Triumph Learning. Revenues from our largest product line, Supplies, decreased by $4.5 million. Unanticipated mid-year state budget cuts in 2017 have created some uncertainty in near-term spending, resulting in decreased school demand and delays in school spending. Our Supplies category has been most affected by the uncertainty created by budget cuts. Our Furniture product category increased by $13.6 million in the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016 through a combination of the one-week calendar shift and improving order trends. Agendas revenue declined by $7.0 million in the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016. While the majority of the decline in Agendas revenue was expected based on decreasing demand for paper-based planners, we remain optimistic that Agenda revenues will begin to stabilize in upcoming years. Revenues from the Triumph Learning products contributed $3.2 million of revenues in the third quarter of fiscal 2017. Revenues from Triumph Learning products are reported in our Instruction & Intervention product line.

Curriculum segment revenues of $47.9 million for the nine months ended September 30, 2017 decreased by 1.8%, or $0.9 million, from the nine months ended September 24, 2016. Curriculum segment revenues for the first nine months of fiscal 2017 were not materially impacted by the one-week calendar shift in fiscal 2017 as this business is less transactional as compared to our Distribution segment.

Gross Profit

Gross profit for the nine months ended September 30, 2017 was $202.1 million, as compared to $202.6 million for the nine months ended September 24, 2016. Gross margin for the nine months ended September 30, 2017 was 37.0%, as compared to 37.4% for the nine months ended September 24, 2016. A shift in product mix resulted in approximately 30 basis points of gross margin decline and lower product rates contributed to 30 basis points of gross margin decline partially offset with lower product amortization spread over higher revenues.

Distribution segment gross margin was 35.4% for the nine months ended September 30, 2017, as compared to 36.0% for the nine months ended September 24, 2016. Approximately 30 basis points of the decrease in gross margin was related to a combination of lower Supplies gross margins driven by strategic agreement pricing, increased channel partner rebates commensurate with our growth in revenues with e-tail partners and lower margins realized in our AV Tech products. A shift in product mix resulted in approximately 30 basis points of gross margin decline.

Curriculum segment gross margin was 54.1% for the nine months ended September 30, 2017, as compared to 51.9% for the nine months ended September 24, 2016. Lower product development costs against a modest decrease in revenue resulted in 280 basis points of gross margin improvement. Modest product cost increases in the current year have resulted in approximately 60 basis points of gross margin decline in the current year.

Selling, General and Administrative Expenses

SG&A decreased $1.1 million in the first nine months of fiscal 2017, from $165.0 million for the nine months ended September 24, 2016 to $163.9 million for the nine months ended September 30, 2017. SG&A for the first nine months of fiscal 2017 decreased despite the combination of $2.4 million of SG&A costs related to the Triumph Learning acquisition and the incremental variable SG&A costs, such as outbound transportation, fulfillment center and commission expense, incurred in support of the incremental $4.8 million of revenue in the first nine months of 2017 as compared to last year’s first nine months. Approximately $0.9 million of the Triumph Learning SG&A costs are related to transaction and integration costs.

Catalog costs decreased by $1.2 million in the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2017 due to a combination of later catalog drop dates and increased catalog support received from vendors. Depreciation and amortization expense was down $1.4 million in the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016. Professional service fees were down $0.8 million in the first nine months of 2017 as the Company continues to review and evaluate its service providers. Outbound transportation costs increased by $0.5 million during the nine months ended September 30, 2017 as compared to the nine months ended September 24, 2016. This increase was related primarily to the incremental volume in the Distribution segment. Fulfillment costs were down $0.4 million in the first nine months of fiscal 2017 as compared to the first nine months of 2016, despite incremental revenue, due to operating efficiencies. Stock-based compensation expense increased by $0.5 million in the first nine months of 2017 as compared to the first nine months of 2016 due to a combination of stock option awards made in March 2017 and the award of restricted stock units in March 2016. Marketing and selling costs increased by $1.5 million in the first nine months of fiscal 2017, which was related primarily to changes in the timing of marketing campaigns as compared to last year’s first nine months. The SG&A costs in the first nine months of fiscal 2016 included the positive impact of a $0.7 million foreign exchange gain related to a strengthening Canadian dollar versus the U.S. dollar in that period. In the first nine months of the current year, the Company realized a nominal foreign exchange gain of less than $0.1 million.

The improvement to our cost structure, combined with the incremental revenue in the first nine months of fiscal 2017 versus the first nine months of fiscal 2016, contributed to a decrease in SG&A as percent of revenue, from 30.5% for the nine months ended September 24, 2016 to 30.0% for the nine months ended September 30, 2017.

Facility exit costs and restructuring

For the nine month periods ended September 30, 2017 and September 24, 2016, the Company recorded $0.4 million and $0.6 million, respectively, of facility exit costs and restructuring charges, which were entirely related to severance.

Interest Expense

Interest expense decreased from $13.3 million for the nine months ended September 24, 2016 to $11.8 million for the nine months ended September 30, 2017. Approximately $2.1 million of this decline is related to reduced cash interest due to lower outstanding average loan balances, particularly the average term loan balance, and a lower interest rate on the New Term Loan. Non-cash interest increased by $0.6 million in the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016. This increase was related primarily to incremental interest attributable to the Company’s vendor note obligations.

Change in Fair Value of Interest Rate Swap

The Company had an interest rate swap agreement that effectively fixed the interest payments on a portion of the Company’s variable-rate debt. The swap terminated as of September 11, 2016. The Company did not enter into a subsequent interest rate swap after the termination of the above-mentioned interest rate swap. Thus, the Company did not have any gain or loss during the nine month period ended September 30, 2017. During the nine month period ended September 24, 2016, the fair value of the derivative increased by $0.3 million and, accordingly, a non-cash gain of $0.3 million was recorded.

Loss on Early Extinguishment of Debt

During the nine months ended September 30, 2017, the Company recorded a non-cash charge of $4.3 million related to the write-off of $3.1 million of remaining unamortized debt issuance costs and $1.2 million of remaining original issue discount both of which were associated with the term loan that was repaid on April 7, 2017. No such charge was recorded in fiscal 2016.

Gain on Sale of Unconsolidated Affiliate

In the third quarter of fiscal 2016, the Company sold its 35% ownership interest in Carson Dellosa LLC for $9.8 million. The Company recorded a gain on the sale of $9.1 million. No such gain was recognized in fiscal 2017.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $4.3 million for the nine months ended September 30, 2017, as compared to $4.4 million for the nine months ended September 24, 2016.

The effective income tax rate for the nine months ended September 30, 2017 and the nine months ended September 24, 2016 was 19.8% and 13.4%, respectively. The effective income tax rate for the nine months ended September 30, 2017 represents the Company’s current estimate of the fiscal 2017 full year effective tax rate of approximately 20.0%. The Company continues to evaluate its valuation allowance against deferred tax assets. Based on current projections, the Company may reverse some or all of its valuation allowance over the next twelve months. Any reversal of the valuation allowance will impact future period effective income tax rates.

Liquidity and Capital Resources

At September 30, 2017, the Company had net working capital of $140.4 million, a decrease of $6.0 million as compared to the nine months ended September 24, 2016. The Company’s capitalization at September 30, 2017 was $312.7 million and consisted of total debt of $195.0 million and stockholders’ equity of $117.7 million.

Net cash used by operating activities was $44.7 million and $45.4 million for the nine months ended September 30, 2017 and September 24, 2016, respectively. The decrease in cash used by operating activities related primarily to working capital changes. Accounts receivable balances increased by $96.1 million in the first nine months of fiscal 2017 as compared to an increase of $113.7 million in the first nine months of fiscal 2016. Inventory levels were down slightly at the end of the third quarter of fiscal 2017 as compared to the end of the third quarter 2016. We expect peak and year end inventory levels to be consistent with fiscal 2016 levels. Accounts payable balances increased by $14.2 million during the first nine months of 2017 as compared to an increase of $24.2 million over the first nine months of 2016. The year-over-year changes in both accounts receivable and accounts payable were attributable primarily to the one-week calendar shift.

Net cash used in investing activities was $32.1 million in the first nine months of fiscal 2017 as compared to $1.8 million in the first nine months of fiscal 2016. The current year net cash used in investing activities includes $18.1 million for the acquisition of Triumph Learning, while the prior net cash used in investing activities included $9.8 million of proceeds received from the sale of our unconsolidated affiliate. The Company expects net cash used in investing activities related to capital expenditures and product development investments to increase by approximately $5.0 million for the full year fiscal 2017 as compared to full year fiscal 2016 due to investments in the Company’s ecommerce platform, telephone system upgrades, and product management systems. The completion of these projects is expected to result in improvements to the Company’s platforms and processes, and lower both annual operating costs and ongoing maintenance investments. In addition, we expect these investments will foster revenue growth.

Net cash provided from financing activities was $49.8 million in the first nine months of fiscal 2017 versus $40.8 million in the first nine months of fiscal 2016. In both periods, the net cash provided from financing activities represents net draws on the ABL Facility, which, combined with beginning of period cash balances, were used to fund operating and investing cash outflows, as well as Term Loan and New Term Loan repayments. Outstanding borrowings on the ABL Facility were $53.4 million as of September 30, 2017, while the excess availability on that date for the ABL Facility was $71.6 million. In the third quarter of fiscal 2017, the Company drew $14.0 million on the delayed-draw feature of its New Term Loan and $4.1 million on the ABL Facility to fund the acquisition of the assets of Triumph Learning LLC. In the second quarter of fiscal 2017, the Company drew $11.4 million on the ABL Facility to fund the New Term Loan refinancing fees of $4.0 million and to repay a portion of the Term Loan. The Company made a principal payment on its Term Loan in the amount of $4.8 million during the first quarter of fiscal 2017. The remainder of the Term Loan balance was repaid using proceeds from the New Term Loan. In fiscal 2017, the Company made a regularly scheduled payment of principal on its New Term Loan in the amount of $1.5 million.

On April 7, 2017, the Company entered into a New Term Loan Agreement with an aggregate principal amount of $140 million. The initial draw on the New Term Loan at closing was $110 million. These proceeds, along with proceeds received from a draw on the Company’s ABL Facility, were used to repay the Term Loan, which had a remaining principal balance plus accrued interest of $118.2 million. The New Term Loan Agreement provides for a delayed draw feature that allows the Company to draw up to an additional $30.0 million through April 7, 2019. The ability to access the delayed draw commitment is subject to compliance with certain terms and conditions. The proceeds from the delayed draw can be used to fund distributions, permitted acquisitions, and repayments of existing indebtedness. Also, on April 7, 2017, the Company amended its ABL Facility. The amendment provided a new lower pricing tier of LIBOR plus 125 basis points, a seasonal increase in the borrowing base of 5.0% of eligible accounts receivable for the months of March through August, and the inclusion of certain inventory in the borrowing base, which previously had been excluded. The amendment extended the maturity of the ABL Facility to 2022.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the period covered by this quarterly report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1(a)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of School Specialty, Inc. dated August 15, 2017

3.1(b)	Certificate of Incorporation of School Specialty, Inc. (Complete Copy, as Amended Through August 15, 2017)

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

November 8, 2017	/s/ Joseph M. Yorio
Date	Joseph M. Yorio
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2017	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)