Form 10-K
period 2017-12-30
SCHOOL SPECIALTY INC
filed 2018-03-15
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2017 was $41,032,854. As of February 28, 2018 there were 7,000,000 shares of the Registrant’s common stock outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑     No  ☐

INCORPORATION BY REFERENCE

Part III is incorporated by reference from the Proxy Statement from the Annual Meeting of Shareholders to be held on June 12, 2018.

PART I

Item 1.	Business

Unless the context requires otherwise, all references to “School Specialty,” “SSI,” the “Company,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. Effective December 26, 2015 the Company changed its fiscal year end from the last Saturday in April to the last Saturday in December. The December 27, 2015 to December 31, 2016 and the January 1, 2017 to December 30, 2017 years will be referred to as “fiscal 2016” and “fiscal 2017,” respectively, in this Annual Report. The April 26, 2015 to December 26, 2015 period will be referred to as the “short year 2015” in this Annual Report. Prior to April 26, 2015, our fiscal year ended on the last Saturday in April of each year. In this Annual Report, we refer to these fiscal years by reference to the calendar year in which they ended (e.g., the fiscal year ended April 25, 2015 is referred to as “fiscal 2015”).

On August 15, 2017, the Board of Directors of School Specialty, Inc. (the “Board of Directors” or “Board”) approved an increase in the number of authorized shares of School Specialty common stock from 2,000,000 shares to 50,000,000 shares, for the purpose of, among other things, effecting a seven-for-one stock split of School Specialty’s shares. The stock split became effective on August 23, 2017, and the number of outstanding shares of School Specialty stock increased from 1,000,000 to 7,000,000. All previously stated values have been restated to adjust for this seven-for-one stock split.

Company Overview

School Specialty is a leading distributor of innovative and proprietary products, programs and services to the education marketplace. The Company designs, develops, and sources products to provide educators with a comprehensive offering of school supplies, furniture and both curriculum and supplemental learning resources. Working in collaboration with educators, School Specialty reaches beyond the scope of textbooks to help teachers, guidance counselors and school administrators ensure that every student reaches his or her full potential. School Specialty’s product offering includes supplies, furniture, technology products, supplemental learning products (“instruction and intervention”) and curriculum solutions, which are primarily sold to the education marketplace. The Company provides educators with its own innovative and proprietary products and services, from basic school supplies to 21st Century safe school designs to Science, Reading, Language and Math teaching materials, as well as planning and development tools and test preparation materials. Through its nationwide distribution network, School Specialty also provides its customers with access to a broad spectrum of well-recognized, third-party brands across its product categories. This assortment strategy enables the Company to offer a broad range of products primarily serving the pre-kindergarten through twelfth grade (“PreK-12”) education market at the state, district and school levels. The Company is expanding the distribution of its products beyond the education market by establishing relationships with e-tailers and retailers and marketing a sub-set of its offering to healthcare facilities and the purchasing organizations that serve them. School Specialty offers its products through two operating segments: Distribution and Curriculum.

We believe our Distribution group offers educators the broadest range and deepest assortment of basic school supplies, instruction and intervention solutions, furniture and equipment, technology products, physical education products, safety and security, and other classroom and school equipment available from a single supplier. The Distribution group also offers a number of innovative and highly targeted teaching solutions for educators designed to help students who are performing below grade level or who could benefit from supplemental instruction in a specific area of learning. This group continues to expand its portfolio of instructional programs, combining print-based and digital instructional and assessment tools to deliver value to educators and build competitive advantages in the marketplace. This breadth of offering and unique positioning creates competitive advantages in our ability to aggregate an assortment of products to meet customer requirements across multiple categories. This group further differentiates itself through its distribution network and nationwide sales force, able to reach substantially all schools nationwide, as well as the Canadian marketplace. Another core differentiator is our commitment to innovation, which is achieved by working with teachers, administrators and other subject matter experts to develop proprietary products that result in innovative approaches to student development and learning.

Our Curriculum group develops proprietary science curriculum programs to help educators deepen students’ subject matter understanding and accelerate the learning process. This group offers curriculum and supplemental learning solutions for science and works with teachers and educators to drive new offerings based on standards, such as Common Core State Standards and Next Generation Science Standards, as well as its own and third-party customized products for various grade levels (primarily PreK-12).

Across both groups, we reach our customers through a sales force of approximately 320 professionals (approximately 120 of which are inside sales representatives), 8.8 million catalogs, and our proprietary e-commerce websites. In fiscal 2017, we believe we sold products to approximately 71% of the approximately 132,000 schools in the United States, and we believe we reached a majority of the 3.6 million teachers in those schools. For fiscal 2017, we generated revenues of $658.4 million.

The following is a more complete description of our two operating groups, or segments. Financial information about our segments, as well as geographic information, is included in Note 14 under Item 8, Financial Statements and Supplementary Data.

Distribution Segment. Our Distribution segment provides a wide assortment of products, solutions and services primarily to the PreK-12 education market, e-tail and retail channel partners, and to the healthcare market. Products include a comprehensive line of everyday consumables, specialized supplies, indoor and outdoor furniture and equipment, technology products, safety and security products, instructional teaching materials, planning and organizational products, supplemental and intervention products, including assessment tools, and state-specific test preparation materials, among others. Distribution products are sold via a nationwide sales force and distribution network, with reach to the majority of schools throughout the United States. Distribution products are also sold direct to teachers and to consumers through the Company’s various e-commerce platforms. Distribution products are grouped into five product categories which include:

•	Supplies

•	Furniture

•	Instruction and Intervention

•	Planners

•	A/V Technology

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

Distribution products include both proprietary branded products and other national brands. Among the segment’s well-known proprietary brands are Childcraft®, Sax® Arts & Crafts, Califone®, Premier AgendasTM, Classroom Select®, Sportime®, Abilitations®, Hammond & StephensTM, SPARK®, Brodhead Garrett®, School Smart®, Royal Seating®, Projects by Design®, CPO ScienceTM, Frey Scientific®, Educator’s Publishing Service®, Academy of Reading®, Academy of Math®, Wordly Wise 3000®, Explode the Code®, ThinkMath!TM, SSI Guardian™, Making Connections®, S.P.I.R.E®, Buckle Down®,and Coach®. Distribution products accounted for approximately 90% of our revenues for fiscal 2017.

Curriculum Segment. Our Curriculum segment is a publisher of proprietary core curriculum in the Science area of the PreK-12 education market:

Products in our Curriculum segment are typically sold to curriculum specialists and other educators with direct responsibility for advancing student outcomes.

The Curriculum segment develops standards-based curriculum science products. Its offerings are tailored to address specific learning needs, drive improved student performance, engage learners and accelerate the learning process. A team of approximately 20 product development associates leverages long-standing relationships with outside developers, authors, co-publishing strategic partners and consultants to develop educational products and solutions that meet curriculum standards and improve classroom teaching effectiveness.

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

Our Curriculum segment product lines include Delta Education® and FOSS®. Our Curriculum products accounted for approximately 10% of our revenues in fiscal 2017.

School Specialty, Inc., founded in October 1959, was acquired by U.S. Office Products in May 1996. In June 1998, School Specialty was spun-off from U.S. Office Products in a tax-free transaction. In August 2000, we reincorporated from Delaware to Wisconsin. In accordance with the 2013 Reorganization Plan (as disclosed in prior years), in June 2013, the Company was reincorporated in Delaware. Our principal offices are located at W6316 Design Drive, Greenville, Wisconsin 54942, and our telephone number is (920) 734-5712. Our general website address is www.schoolspecialty.com. You may obtain, free of charge, copies of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K (and amendments to those reports) filed with, or furnished to, the Securities Exchange Commission as soon as reasonably practicable after we have filed or furnished such reports by accessing our website at http://www.schoolspecialty.com, selecting “Investors” and then selecting the “SEC Filings” link. Information contained in any of our websites is not deemed to be a part of this Annual Report.

Industry Overview

The United States PreK-12 education market is a large industry that has historically exhibited attractive and stable growth characteristics, despite fluctuations in the U.S. economy. For example, during the recessions of 1981-1983, 1991-1992 and 2001-2002, PreK-12 education funding in the United States grew at compound annual growth rates (“CAGRs”) of 5.3%, 5.0% and 4.7%, respectively. However, the significant downturn in the general economy from 2008 through 2013 resulted in education spending ranging from flat to low single digit growth rates (0.1% to 1.9%). Total expenditures for public elementary and secondary education were $607 billion in 2008-2009 and grew to $618 billion in 2012-2013, or a 0.5% CAGR, according to the National Education Association (“NEA”). Since 2012-2013, however, total expenditures have increased to $679 billion through 2015-2016, or a CAGR of 3.2%, according to the Rankings of States 2016 and Estimate of School Statistics 2017 published by the NEA in 2017. The NEA estimates that total expenditures increased to $691 billion in 2016-2017. Over the long-term, we expect total educational expenditures (excluding capital outlays and interest on debt) to continue to increase 1%-2% annually based on projections from the National Center for Education Statistics (“NCES”).

Public education funding for school districts comes from three major sources: state funding which provided about 46%; local funding which provided about 45%; and federal funding which provided about 9%. State funding for elementary and secondary education is generally allocated to school districts by formulas, typically based on number of students. Since 2012, overall state and local funding had increased steadily on an absolute dollar basis through 2016 (CAGR of 1.9%) and was established to have increased 1.6% in 2017. However, there is significant variation within individual states. In 2016-2017, 23 states initiated mid-year budget cuts, which directly impacted education funding in 20 states. For 2017-2018, state budgets are expected to grow by 2.3% according to the National Association of State Budget Officers. Thirty-eight states have enacted spending increases for PreK-12 education while 10 states have enacted decreases to education funding. The majority of the funding provided by local governments is from property taxes. Local tax revenues have grown to $282 billion in 2015-2016, a 2.4% CAGR since 2008-2009, according to the most recent data from NEA. Continued increases in housing starts and projected increases in new home sale prices could be expected to drive up property tax collections and local tax revenue. The two largest programs providing federal funding are the No Child Left Behind Title I Grants to school districts and the IDEA Special Education State Grants.

Modest growth in student enrollment, an important driver of demand for education products and services, supports incremental education spending in future years. According to the NCES, enrollment in public and private elementary and secondary schools has had slow and steady growth over the past 15 years. Looking forward, NCES projects that public and private PreK-12 enrollment will rise from 55.4 million in the 2013-2014 school year to 56.5 million by the 2025-2026 school year. At the same time, per pupil expenditures are expected to rise each year. Expenditures in public elementary and secondary schools were estimated at $11,984 per pupil in 2016-2017 and are expected to rise approximately 1.0% annually, in constant dollars, through 2024-2025.

There is increased activity at the federal and state level to increase investments in education, with a renewed focus on early learning. Specifically, in the 2018 Labor, Health & Human Services and Education Appropriations Bill, overall funding to Head Start, IDEA Grants and Title I grants increased. We believe there is also increasing demand for new school construction and retrofits. This belief is supported by industry reports from McGraw-Hill Dodge Data Analytics which indicate that overall education construction spending, which includes trade school, training facilities, higher education and other public institutions such as museums and libraries, is expected to grow from an estimated $50.2 billion in 2016 to $64.2 billion by 2019. This growth in construction spending is related to a combination of improving budgets, steady enrollment increases and the growing consumer confidence and a strong economy enabling the passage of bonds for school projects. According to a survey published in School Planning & Management, 56% of school districts completed construction projects in 2016 and 53% had planned to start projects in 2017. In addition, the impact of lower investment levels in recent years as maintenance construction projects were deferred and school districts placed an additional number of students into its existing facilities are contributing to the increased school construction demand. It is estimated that 53% of schools need to make investments in repairs, renovations or modernizations just to bring facilities to an acceptable condition.

Our focus within the North America PreK-12 education market is on basic school supplies, specialty supplies in areas such as art, early childhood education, special needs, physical education and safety and security, indoor and outdoor furniture and equipment, technology solutions, instructional solutions and curriculum-based teaching materials in targeted subject areas. Our customers are teachers, curriculum specialists, individual schools and school districts who purchase products, instructional programs and materials, and teacher resources for school and classroom use. Our customers are also parents who purchase similar products for their children via our proprietary e-commerce platform or those of our e-tail/retail channel partners, as well as administrators in various healthcare related markets.

The educational products and equipment market is highly fragmented with many retail and wholesale companies providing products and equipment, a majority of which are family- or employee-owned, regional companies. However, the market is also served by several large, well-recognized, national companies. The standards-based curriculum market is highly competitive and School Specialty competes with several large, well-known education companies as well as smaller, niche companies. In certain states, curriculum purchases are heavily influenced by statewide adoptions which typically occur on multi-year cycle; in open territory states, Curriculum decisions are more often made at the district level. According to Simba Information, the PreK-12 instructional materials market was estimated to be $8.6 billion in 2016 and is expected to grow to in excess of $9.5 billion by 2020, a CAGR of 2.5%.

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

Large Product Offering and Recognized, Proprietary Brands. Providing access to over 100,000 items ranging from classroom supplies, school furniture and playground equipment, safety and security products, technology solutions and both standards-based and supplemental curriculum solutions, we believe we are a leading national provider of a broad range of supplemental educational products and equipment to meet substantially all of the needs of schools and teachers in the PreK-12 education market. Our products include over 20 proprietary brands, as well as many widely recognized third-party brands. Our breadth of offerings creates opportunities to repurpose or repackage traditional supplemental materials with supplemental curriculum solutions into kits or groups of related items that our customers value. In addition, we believe we offer many of the most established brands in the industry that are recognized by educators across the country, with some brands more than 100 years old. Our assortment strategy, which combines our proprietary brands with other trusted third-party brands to create comprehensive offerings in a broad range of product categories, enables us to serve our customers in a manner that we believe is unmatched in the industry. As such, we are in a position to leverage our depth, breadth and brand portfolio to further penetrate key product categories. Over 40% of our revenues are derived from our proprietary products, including the majority of our curriculum segment products; typically, our proprietary products generate higher margins than our non-proprietary products.

Strong Customer Reach and Relationships. We have developed a highly integrated, three-tiered sales and marketing approach, consisting of: a national sales force; paper-based catalogs and digital marketing campaigns; and our proprietary e-commerce websites. We believe this approach provides us with a unique ability to reach teachers and curriculum specialists as well as school district and individual school administrators. The wide assortment of products and solutions we offer has enabled us to establish strong and long-standing relationships with many of the largest school districts across the United States and Canada. We reach our customers through the industry’s largest sales force of approximately 320 professionals (approximately 120 of which are inside sales representatives), catalog mailings and our proprietary e-commerce websites. In fiscal 2017, we estimate that we sold products to approximately 71% of the estimated 132,000 schools in the United States and reached a majority of the 3.6 million teachers in those schools. We also estimate that, on average, we have enjoyed more than a 10-year relationship with our top accounts, and have recently invested in building our inside sales force to improve our nationwide coverage. We utilize our extensive customer databases to selectively target the appropriate customers for our catalog offerings and digital marketing campaigns. Additionally, we have invested heavily in the development of our e-commerce websites, which provide broad product offerings and which we believe generate higher internet sales than many of our education competitors. Revenues derived directly from internet sales, which were approximately 36% of our sales in fiscal 2017 compared to less than 17% of our sales in fiscal 2009, have increased as more school districts and teachers go online to place orders.

Highly Diversified Business Mix. Our broad product portfolio and geographic reach minimize our concentration and exposure to any one school district, state, product or supplier. In fiscal 2017, our top 10 school district customers collectively accounted for just over 10% of revenues and customers within our top state collectively accounted for just over 11% of revenues. For the same period, our top 100 products accounted for slightly less than 12% of revenues. Products from our top 10 suppliers generated just over 25% of revenues in fiscal 2017. We believe this diversification somewhat limits our exposure to state and local funding cycles and to product demand trends, and at the same time, opens up opportunities for growth as educational spending increases, both with current and new customer accounts.

Strong Repeat Business. Over 60% of our revenues are generated from the sale of consumable products, which typically need to be ordered annually, if not more frequently. We continue to maintain strong relationships with schools, school districts and other customers and believe our retention rate of our school and school district customers is approximately 90% in a highly competitive business. We continue to evaluate and modify our product assortment, particularly in the consumable product area to ensure we have the right solutions for our customers and to capitalize on the recurring revenue opportunities from many of our long-standing accounts.

Strong Cost Controls and Focus on Working Capital. We believe our focus on cost reductions and aggressive management of working capital, are positioning the Company to capitalize on future revenue growth opportunities, irrespective of the economy and school funding levels. In recent years, several operational improvement initiatives resulted in cost reductions, and greater efficiencies throughout our organization. These initiatives also facilitate effective working capital management and positive cash flow, which provided us with additional resources to invest in key growth areas of our business across both our Distribution and Curriculum business segments. We continue to focus on growing revenues and profits within our Curriculum and Distribution segments by improving both our mix of proprietary products and our operations to enhance the customer experience. We also enjoy a highly predictable working capital cycle, which enables us to effectively manage our capital structure and invest in growth areas of our business and in our infrastructure.

Focus on Growth Opportunities through Transformation Initiatives and Partnerships. We believe we have multiple long-term revenue growth and margin improvement opportunities, including enhancing our sales efforts in under-penetrated states, expanding our private-label business, further developing and refining our educational supplies, furniture, safety and security, technology and curriculum offerings, optimizing direct marketing campaigns, increasing supply chain efficiency and expanding our product line through strategic distribution relationships. We are actively pursuing partnering opportunities for content development and distribution. We also believe our movement toward a team-based selling model will improve the effectiveness of our go-to-market strategies, better inform our product development efforts and better leverage our deep supplier relationships. We believe that our 21st Century Safe School value proposition and our efforts to position the Company as a solution provider and not purely a product distributor is an important factor in generating long-term revenue growth. Additionally, we have and continue to expand our business outside of school districts by pursuing alternative distribution channels, such as e-commerce and health care markets, which we expect will further increase our brand recognition and lead to additional sales opportunities throughout the upcoming fiscal year and beyond.

Growth Strategy

We have implemented a number of operational changes that have strengthened our operations, lowered our cost structure and improved efficiencies throughout our organization. In late fiscal 2016, we realigned our sales, marketing and merchandising organizations to better develop and execute sustainable growth strategies for core product categories or market segments such as early childhood, special needs, physical education, art, furniture, technology, and instructional solutions. Our near-term strategy continues to be focused on the following areas:

•

Improving and optimizing the performance of our product categories through cross-department alignment and collaboration among sales, marketing, merchandising and procurement focusing on assortment, pricing/margin strategies and sales/marketing strategies;

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

•

Optimizing and simplifying our pricing strategies in order to ensure competitive pricing for commodity items while simplifying the discount structure and optimizing pricing for the entire product portfolio; and

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

Organic Growth. We continue our focus on growing revenues and profits from our existing product lines and possible line extensions. We are cautiously optimistic that demand for our products and services will remain stable and, in certain categories, experience modest growth as industry data suggests school spending will increase over the coming years based on continued growth in student population and spending per student. We plan to increase our share of this spending and organically grow our revenues by:

•	Implementing our 21st Century Safe School value proposition in our marketing and sales activities;

•	Deploying our team-based sales model that leverages territory sales managers, inside sales representatives, category sales managers and subject matter experts;

•	Optimizing product mix within each category;

•

Leveraging our Customer Relationship Management (“CRM”) system to more effectively communicate customer and performance information to the sales organization, and collect market and customer intelligence which will enable more effective cross selling throughout the organization to drive balanced growth across our product categories;

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

Reduction of Corporate Operating Expenses. We continue to focus on reducing our operating expenses to streamline our business and free up resources to invest in other key areas that will generate top-line growth and improve bottom-line performance. Initiatives in this area include:

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

Evaluation of Capital Investment and Allocation: We identified several areas for investment in fiscal 2017 that strengthened our operations and back-end support, digital and e-commerce platform and solution sets, and overall systems management capabilities. These investments were made as part of continuous improvement initiatives that are underway. We are also in the process of a major review of all of our product lines and businesses to determine those with unacceptable or inadequate profitability, while simultaneously analyzing the appropriate solutions to maximize our returns, either from disposition or further capital investment. This analysis is to identify both cost saving drivers and new investment opportunities that will strengthen our bottom-line performance both near- and long-term. The Company also intends to continue to analyze acquisition opportunities which may fill product offering gaps and provide improvement in the revenue and EBITDA of the Company.

Product Lines

We market our proprietary brands and third-party product assortments across a wide variety of industry categories including general school supplies, arts and crafts, physical education, instructional solutions and special needs, classroom furniture and equipment, outdoor furniture and equipment, school safety and security, technology solutions, and both standards-based and supplemental curriculum solutions. These products are marketed and sold through our two primary business segments: Distribution and Curriculum.

Our Distribution offerings are focused in the following areas:

Supplies Category: We believe we are the largest marketer of school and classroom supplies into the education market. Through our School Specialty Distribution catalogs, which offer both national brands and many of our proprietary School Smart® products, we provide an extensive offering of basic supplies that are consumed in schools and classrooms as well as in home use. This offering includes office products, classroom supplies, janitorial and sanitation supplies, school equipment, school and student safety and security products and services, planning and development products, physical education products, art supplies and paper, among others. Certain of these products are more commodity-like in nature and require an efficient supply chain and distribution and logistics expertise to be competitive. As a result of our large distribution network and supply chain expertise, our customers view us as a preferred supplier in the Supplies category. Our School Smart private label products are primarily sourced directly from low-cost, overseas manufacturers, which we believe will allow us to enhance our product offering and improve profitability.

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

At Frey Scientific, we offer a wide selection of science education products, supplemental curriculum, lab equipment and supplies, all of which are a part of Science, Technology, Engineering, and Math (“STEM”) solutions that advance effective learning. By working with a network of classroom teachers at various grade levels, we continually seek to understand and adapt to customers’ needs and Next Generation Science Standards. Our dedicated science education specialists, many with advanced degrees and teaching experience, provide powerful insights that continue to enhance our product line. Frey Scientific elementary, middle and high school education products include supplemental curriculum, Inquiry Investigations® hands-on kits with virtual labs, innovative equipment and precision instrumentation, essential science classroom supplies and laboratory design services and furniture.

Instructional & Intervention: We believe we are one of the largest marketers of educator supplies and related educational materials and technology solutions, as well as instructional learning materials. Our Instructional Solutions category includes supplemental learning materials (reading, math and science), teaching resources, classroom libraries and manipulatives. We offer several proprietary and innovative instructional solutions and teaching materials to schools and school districts, all designed to help teachers and students remain on par with grade-level learning requirements. Innovation, proprietary products, brand strength and direct marketing are key success factors. These product offerings create opportunity for margin enhancement through innovation and unique assortments.

Our reading and math intervention and supplemental learning programs, which are standards- and curriculum-based products, are focused on providing educators and parents with effective tools to encourage and enhance literacy and mathematics skills, serving the K-12 grade levels. Educator’s Publishing Service (EPS) provides tailored reading and language arts instruction for students with special needs and proprietary instructional materials for educators. For over 60 years, EPS Literacy and Intervention has been the leader in developing and publishing programs to help struggling students, including those with dyslexia and other reading difficulties, as well as providing materials that support on-level students so they can continue to meet their educational goals. Today, EPS provides K-12 blended, customized intervention solutions to help at-risk and on-level students build proficiency in reading and math. A variety of programs connect time-tested content and innovation to give educators the power of differentiation to reach all of their students and meet the changing demands of today’s classrooms. From screening through to intervention, progress monitoring, reporting and professional development, EPS offers an integrated approach to address the Common Core State Standards and Response to Intervention (“RTI”).

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

With our acquisition in fiscal 2017 of the assets of Triumph Learning LLC (see Note 4 under Item 8, Financial Statements and Supplementary Data), our offering includes state-specific assessment preparation materials. Triumph Learning’s flagship brand, Coach, has been utilized throughout education, providing educational facilities and teachers with hands-on test preparation books for ELA, math, science and social studies, with materials customized to state-specific best practices, along with a comprehensive series of supplemental and intervention resources for ELA, math and science. Solutions are delivered through multiple platforms, including both print and digital, as well as through third-party platforms and applications.

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

Planning and Student Development: We believe we are one of the largest providers of planning and student organization products in the United States and Canada, which are delivered through student agendas and planners. Our offerings are focused on developing better personal, social and organizational skills, as well as serving as an effective tool for students and parents to track and monitor their daily activities, assignments and achievements. Many of our agendas and planners are customized at the school level to include each school’s academic, athletic and extra-curricular activities. Our agendas are primarily marketed under the Premier™ brand name. We are also a leading publisher of school forms, including record books, grade books, teacher planners and other printed forms under the brand name Hammond & StephensTM.

A/V Technology: We believe we are among the leading providers of educator-inspired quality audio technology products, including multi-media, audio visual and presentation equipment for the PreK-12 education market. These products are primarily marketed under the brand name Califone®. We also offer a host of other technology solutions under Califone and other third-party brands and are focused on expanding our assortment of products to take advantage of increased investments by schools and school districts in new and emerging technology platforms.

SSI GUARDIAN: We believe we have a comprehensive curriculum-based safety and security offering designed to keep schools and other facilities safe. Our SSI GUARDIANTM offering is focused on strengthening campus and school safety by providing administrators, teachers and other school personnel with the training and security-related products to address safety and risk mitigation. SSI GUARDIAN also offers consulting services that help schools and school districts conduct vulnerability assessments for school sites, emergency planning, contingency planning, and safe school design. Similar curriculum/training modules have also been developed for health care facilities, corporate offices and industrial facilities.

Soar Life Products: Leveraging our current product assortment, Soar Life ProductsTM offers thousands of innovative products intended to improve well-being, from early childhood to adults in senior care facilities. The Soar Life offering includes proprietary School Specialty brands, including Childcraft®, Classroom Select®, Sax Arts & Crafts®, Sportime®, Abilitations®, among others, as well as third-party brands. Products span a range of categories and are tailored to address the needs of healthcare organizations, focusing on Memory & Cognition, Daily Living Aids, Arts & Crafts, Physical Activity, Furniture, Therapeutic Needs and general supplies. Soar Life Products focuses on the healthcare industry, including acute and non-acute settings such as hospitals, long-term care, therapeutic facilities, home care, surgery centers, early childhood and day care centers, physicians’ offices and clinics, both on a direct basis and through third parties.

Our Curriculum offering is focused in the following area:

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

For example, science classroom resources offered by Delta Education are focused on the pre-K to 8th-grade education level. Our science curriculum products embody the best in inquiry-based STEM education. Delta provides the research-based FOSS® curriculum and other programs such as Delta Science Modules, as well as hands-on classroom resources. FOSS has evolved from a philosophy of teaching and learning at the Lawrence Hall of Science that has guided the development of successful active learning science curricula for more than 40 years. The FOSS program bridges research and practice by providing tools and strategies to engage students and teachers in enduring experiences that lead to a deeper understanding of the natural and designed worlds. Science is a discovery activity, and our belief is that the best way for students to appreciate the scientific enterprise, learn important scientific and engineering concepts, and develop the ability to think well is to actively participate in scientific practices through the use of manipulatives which enhance their own investigations and analyses. The FOSS Program was created specifically to provide students and teachers with meaningful experiences through active participation in scientific practices.

For further information regarding our Distribution and Curriculum segments, see our “Segment Information” in the Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data.

Intellectual Property

We maintain a number of patents, trademarks, trade names, service marks and other intangible property rights that we believe have significant value and are important to our business. Our trademarks, trade names and service marks include the following: School Specialty®, Education Essentials®, School Smart®, Royal Seating®,

Projects by Design®, Academy of Reading®, Academy of Math®, abc School Supply®, Integrations®, Abilitations®, Brodhead Garrett®, Califone®, Childcraft®, ClassroomDirect®, Coach®, Buckle Down®, Frey Scientific®, Hammond & StephensTM, Premier AgendasTM, Sax® Arts & Crafts, Sax® Family & Consumer Sciences, Sportime®, Delta Education®, Neo/SCI®, CPO Science™, EPS® and AutoSkill®, SSI GUARDIAN®, and Soar Life Products®. We also sell products under brands we license, such as FOSS®, ThinkMath!™, SPARKTM and FranklinCovey® Seven Habits.

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

Our Distribution segment sales and marketing approach utilizes a sales force of approximately 300 professionals, approximately 46 distinct catalog titles, and School Specialty Online®, an e-commerce solution that enables us to tailor our product offerings and pricing to individual school districts and school administrators. In fiscal 2017 and fiscal 2016, we took steps to realign our nationwide sales team and our go-to-market strategy, which also included the expansion of an inside sales team and the implementation of a team-based selling model focused on driving growth through increased customer penetration.

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

Our Curriculum segment sales and marketing approach utilizes a field sales force of approximately 20 professionals. The sales coverage is nationwide, with the largest student populated states served by a larger contingent of sales professionals. The field and inside sales associates are supported by 9 targeted catalogs and our brand-specific websites to deliver premium educational products to teachers and curriculum specialists.

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

Private Label Product. We launched the School Smart® brand in 2005. Since that time we have focused our strategy on providing a private brand alternative for educators, using a combination of off-shoring and out-sourcing of products. In fiscal 2017, our revenue for School Smart branded products was approximately $52 million. We continue to evaluate the balance of branded and private brand products and we believe that there are additional opportunities to grow sales through new products, product line extensions and new product configurations.

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

Logistics

We believe we have one of the largest and most sophisticated distribution networks among our direct competitors with three fully automated and seamlessly integrated distribution centers, two supporting the Distribution segment and one supporting the Curriculum segment, totaling approximately one million square feet of operating space. We believe this network represents a significant competitive advantage, allowing us to reach any school in a fast and efficient fashion. We have enhanced our distribution model, allowing most of our customers to receive their orders of in-stock items within 3 to 5 days, and, through third party strategic relationships, have the ability to offer next-day delivery for many items We utilize a third-party logistics provider in Asia to consolidate inbound shipments of items sourced overseas, lowering our transportation and inventory storage costs.

In order to maintain the proprietary nature of certain furniture products, we operate one manufacturing facility. Our Lancaster, Pennsylvania plant manufactures wood furniture for our early childhood offerings. Products that we manufacture accounted for less than 10% of sales during fiscal 2017, fiscal 2016, the short year 2015, and fiscal 2015.

Over the past three years, through a series of initiatives, we have realigned our Distribution Centers and warehouses to efficiently serve the majority of our customers and effectively access key suppliers. We have also invested significantly in lean manufacturing principles and upgraded technology and logistics platforms, which have strengthened our operational footprint, enabling us to provide better, more accurate and faster shipments to our customers. This remains one of our key corporate priorities.

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

Competition

The supplemental educational products and equipment market is highly fragmented with many retail and wholesale companies providing products and equipment, many of which are family- or employee-owned, regional companies. We also compete, to a much lesser extent, with alternate channel competitors such as office product contract stationers, office supply superstores, purchasing cooperatives and internet-based businesses. Their primary advantages over us include size, location, greater financial resources and purchasing power. Their primary disadvantage is that their product mix typically covers less of a school’s overall needs (measured by volume). We believe we compete favorably with these companies on the basis of service, product offering and customer reach. The standards-based curriculum market is highly competitive and School Specialty competes with several large, well-known education companies as well as small, niche companies.

Employees

As of February 25, 2018, we had approximately 1,264 full-time employees. Since the beginning of fiscal 2015, we have reduced the number of full-time employees by nearly 300 as we have integrated and aligned core function areas across the Company, such as operations, supply chain management, procurement and logistics, marketing, finance, information technology and human resources. Additionally, to meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Backlog

We had no material backlog at December 30, 2017. Our customers typically purchase products on an as-needed basis.

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

Our credit facilities also require us to comply with certain financial ratios, including a net senior leverage ratio and a minimum fixed charge coverage ratio, as well as an annual limitation on capital expenditures and product development investments and minimum liquidity levels at the end of each month. These restrictions may hamper our ability to operate our business or could seriously harm our business by, among other things, limiting our ability to take advantage of financing, mergers and acquisitions, and other corporate opportunities. In the event that we fail to comply with the financial ratios or minimum liquidity levels contained in our credit facilities, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay the amounts due. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods.

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

We are highly leveraged. As of December 30, 2017, we had $142 million of reported total debt, or $145 million of gross debt, which excludes debt issuance costs. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

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

Until achieving revenue growth over the three most recent reporting periods, we had seen a decline in our operating margin, primarily as a result of our revenue declines, which we believe were primarily related to the continued school spending cuts. The Company will pursue further cost reductions if school spending declines significantly from current levels, but the Company does not intend to cut costs in areas that it believes could have a significant impact on future revenue growth. To the extent we are unable to identify additional cost reductions that can be made consistent with our strategy and the weakness in school spending persists, our operating margin may decline. Additionally, spending declines can cause schools to consider purchasing lower priced products, which will lower the Company’s operating margins.

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

Our business is highly competitive.

The market for supplemental educational products and equipment is highly competitive and fragmented with many retail and wholesale companies that market supplemental educational products and equipment to schools with PreK-12 as a primary focus of their business. We also face competition from alternate channel marketers, including office supply superstores, office product contract stationers, internet-based retailers and purchasing cooperatives that have not traditionally focused on marketing supplemental educational products and equipment. Our competitors impact the prices we are able to charge and we expect to continue to face pricing pressure from our competitors in the future, especially on our commodity-type products. These competitors are likely to continue to expand their product lines and interest in supplemental educational products and equipment. Some of these competitors have greater financial resources and buying power than we do. We believe that the supplemental educational products and equipment market will consolidate over the next several years, which could increase competition in both our markets. We also face increased competition and pricing pressure as a result of the accessibility of the internet.

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

From time to time we are involved in litigation because others allege that we infringe on their intellectual property. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidate our proprietary rights. In addition, these lawsuits, regardless of their merits, could be time consuming and expensive to resolve and may divert management’s time and attention. Any intellectual property litigation alleging our infringement of a third-party’s intellectual property also could force us or our customers to i) stop producing or using products that use the challenged intellectual property, ii) obtain from the owner of the infringed intellectual property, at our expense, a license to sell or use the relevant technology at an additional cost, which license may not be available on reasonable terms, or at all, iii) redesign those products or services that use the infringed technology, or iv) change the ways in which we conduct our business so as to avoid infringing the technology. Any costs we incur from having to take any of these actions could be material.

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

At December 30, 2017, intangible assets represented approximately 20% of our total assets. We are required to evaluate goodwill for impairment on an annual basis and other intangibles if indicators of impairment exist. As discussed in Note 6 to the consolidated financial statements in Item 8 of this report, the Company recorded an impairment charge of $2.7 million in fiscal 2015 related to definite-lived intangible assets. Goodwill and intangible assets are evaluated based on a fair value assessment of these assets. The fair value assessments of these assets are based on significant assumptions, including earnings projections and discount rates. Changes in these assumptions can have a significant impact on the fair value assessment and the resulting conclusion as to any potential asset impairment and the amount of any such impairment.

We have a material amount of capitalized product development costs which might be written-down.

We had capitalized product development costs of $14.9 million, $12.2 million, and $17.1 million at December 30, 2017, December 31, 2016, and December 26, 2015, respectively, related to internally developed products, which are amortized to expense over the lesser of five years or the product’s life cycle. Any changes in the estimated sales volume or life cycle of the underlying products could cause the currently capitalized costs or costs capitalized in the future to be impaired. In fiscal 2016 and fiscal 2015, we recorded write-downs of capitalized product development costs of $1.3 million and $3.8 million, respectively.

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

Increased cyber-security requirements and potential threats could pose a risk to our systems, networks, services and data. Computer viruses, hackers and employee or vendor misconduct, and other external hazards, could expose our data systems to security breaches, cyber-attacks or other disruptions. The nature of our business involves the receipt and transmission, and in some cases storage by us or third parties on our behalf, of customers’ personal information, shopping preferences and our customers’ credit card information, in addition to employee information and the Company’s financial and strategic data. The protection of our customers’ data, as well as confidential Company data is vitally important to the Company. While we attempt to develop secure transmission capabilities with third-party vendors and others with whom we do business, we may be unable to put in place secure capabilities with all of such vendors and third parties and, in addition, these third parties may not have appropriate controls in place to protect the confidentiality of the information. Our computer systems are regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. Over time, and particularly recently, the sophistication of these threats continues to increase. These increased risks could expose us to data loss, disruption of service, monetary and reputational damages and significant increases in compliance costs and costs to improve the security and resiliency of our computer systems. The compromise of personal, confidential or proprietary information could also subject us to legal liability or regulatory action under evolving cyber-security, data protection and privacy laws and regulations enacted by the U.S. federal and state governments or other jurisdictions or by various regulatory organizations or exchanges.

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

We identified material weaknesses in our internal control over financial reporting for the year ended December 30, 2017, and we may not be able to successfully maintain effective internal control over financial reporting.

We identified control deficiencies in our financial reporting process that constituted material weaknesses as of December 30, 2017. Specifically, management identified significant deficiencies related to insufficient general information technology access and change management controls. These deficiencies impact the ability of the Company to rely on certain automated inventory and revenue controls in place. As such, these automated inventory and revenue controls are determined to be ineffective. While the Company has operational procedures in the areas of inventory and revenue control, they are not designed, executed and/or documented in a manner that is sufficient to be considered effective manual controls in accordance with the criteria established by Internal Control—Integrated Framework 2013. Based on the Company’s inability rely on these automated and manual controls, the Company has concluded it has material weaknesses in controls related to: a) inventory quantities at the locations subject to routine cycle counts; and b) the accuracy of pricing and quantities shipped to customers. We did not identify any adjustments to our financial statements as a result of either the identification of these material weaknesses, our additional review of these areas, or our initial implementation of measures to remediate these material weaknesses, as described below.

We have implemented certain measures to remediate these material weaknesses. For example, certain IT associate access levels within our information technology systems have been restricted, and procedures have been adopted whereby system access levels are reviewed, and documented, on a regular basis. We also have hired IT associates with requisite experience to assist us in remediation of system access and change management controls within our IT environment. We believe that the combination of the actions we have taken, and the implementation of additional planned enhanced control procedures, including maintaining and enhancing documentation of our manual operating controls will remediate these material weaknesses during 2018.

However, if the remedial measures we are implementing are insufficient, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements. Failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from errors, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

Our corporate headquarters is located in a leased facility. The lease on this facility expires in April 2021. The facility is located at W6316 Design Drive, Greenville, Wisconsin, a combined office and warehouse facility of approximately 332,000 square feet, which also services both our Curriculum and Distribution segments. In addition, we leased the following principal facilities as of February 28, 2018:

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Bellingham, Washington (1)	25,000	Leased	31-Jul-20
Cambridge, Massachusetts (2)	5,200	Leased	30-Apr-18
Cameron, Texas (1)(3) .	277,000	Leased	31-Mar-18
Lancaster, Pennsylvania (4)	73,000	Leased	30-Jun-20
Lancaster, Pennsylvania (1)	125,000	Leased	30-Jun-20
Mansfield, Ohio (4)	315,000	Leased	31-Oct-20
Nashua, New Hampshire (2)	348,000	Leased	31-Dec-18
New York, New York (1)	5,900	Leased	1-Mar-21

(1)	Location primarily services the Distribution segment
(2)	Location primarily services the Curriculum segment.
(3)	Lease automatically renews for a six month term unless notice is provided.
(4)	Location services both business segments.

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 28, 2018, the following persons served as executive officers of School Specialty:

Name and Age of Officer
Joseph M. Yorio Age 53	Mr. Yorio joined the Company as its President and Chief Executive Officer and a member of the Board of Directors in April 2014. Prior to joining the Company, Mr. Yorio served as President and Chief Executive Officer of NYX Global LLC, a business services and consulting company, from January 2011 to April 2014. Concurrently, he also performed the duties and responsibilities of Managing Director for Vertx (a NYX Global client), a developer, manufacturer, marketer and distributor of tactical and outdoor apparel and equipment. Prior to that, Mr. Yorio was President from March 2009 to December 2010 and Chief Executive Officer from June 2009 to December 2010 of Xe Services LLC (now known as Academi), a private aerospace and defense company. In addition, Mr. Yorio previously held a variety of executive, operations and sales positions primarily focused on distribution and logistics. He served as the Vice President, U.S. and North American Air Hub Operations with DHL Express, where he was responsible for sortation, inbound and outbound freight from the largest private airport in North America servicing the global markets. Prior to that, he was President of the Central Midwest Division of Corporate Express, one of the world’s largest business-to-business suppliers of essential office and computer products and services, where he led a self-sustaining operating division that included six distribution centers. He also served in the U.S. Army as a 75th Ranger Regiment and Special Forces officer and is a medically retired combat veteran. Mr. Yorio holds a B.A. degree in psychology from Saint Vincent College, a Master’s Certificate in executive leadership from Cornell University, S.C. Johnson Graduate School of Management, and an M.B.A in management from Florida Institute of Technology, Nathan M. Bisk College of Business.
Ryan Bohr Age 44	Mr. Bohr has served as Executive Vice President and Chief Operating Officer of the Company since June 2017. Mr. Bohr previously served as the Company’s Executive Vice President, Chief Financial Officer from October 2014 to June 2017. Prior to joining the Company, Mr. Bohr served as Chief Executive Officer of Fresh Matters LLC, an early stage specialty beverage company, from January 2014 to October 2014 after serving as an operations advisor to the Company during 2013. Prior to that, Mr. Bohr was a Partner at Hilco Equity Partners, a private equity firm focused on special situations, where he worked from March 2003 to December 2012. While with Hilco Equity, Mr. Bohr played a key role in all aspects of the Fund’s activities, including fundraising, day-to-day operations for certain portfolio companies and execution of the firm’s investment strategy across the consumer and industrial industries. In addition, Mr. Bohr has previously held other senior operating and financial positions and worked in private equity, investment banking and public accounting for several years. Mr. Bohr holds a BBA degree in accounting from the University of Notre Dame and earned the CPA designation in 1996.

Name and Age of Officer
Edward J. Carr, Jr. Age 51	Mr. Carr has served as Executive Vice President and Chief Sales Officer of the Company since January 2015. Prior to joining the Company, Mr. Carr served as Corporate Vice President of Sales with Reinhart Foodservice (RFS), LLC, a multi-billion dollar foodservice distribution company with over 25 distribution centers serving independent and chain restaurants, schools and healthcare facilities throughout the United States, from January 2014 to January 2015. Mr. Carr served as the RFS Board member on the Boards of Directors for the International Foodservice Distributors Association (IFDA) and the Distribution Market Advantage (DMA). Prior to RFS, Mr. Carr served as Executive Vice President of Sales and Marketing of Nicholas and Company, an independent food service distributor, from June 2006 to January 2014. In this role, Mr. Carr was responsible for all sales strategies related to account acquisition, retention and penetration. He oversaw and led all sales initiatives and was successful in driving marketing programs across multiple sales channels and industry subsets. Mr. Carr represented Nicholas and Company nationally with the IFDA, Independent Marketing Alliance (IMA), DMA, and Markon Produce Cooperative. He also served as the co-chair of the IFDA Supplier Advisory Council while at both RFS and Nicholas and Company. From 1996 to 2006, Mr. Carr held several leadership positions with Corporate Express, one of the world’s largest business-to-business suppliers of essential office and computer products and services, where he most recently served as President, Pennsylvania Division. Prior to this role, he served as Vice President of Sales, Central Midwest Division. He is a graduate of the University of Utah, with a B.S. in Mass Communications, Public Relations.
Todd A. Shaw Age 53	Mr. Shaw has served as the Executive Vice President, Chief Supply Chain Officer of the Company since June 2017. Mr. Shaw previously served as the Company’s Vice President, Operational Excellence and Continuous Improvement from July 2014 to November 2014 and Executive Vice President, Operations from December 2014 to June 2017. Prior to joining the Company, Mr. Shaw served as Vice President of Operations of Prolitec Inc., a provider of air treatment and indoor air quality technologies from September 2011 to July 2014. Prior to that, Mr. Shaw served as Chief Operating Officer of NYX Global LLC, a business services and consulting company, from October 2010 to September 2011. From May 2009 to October 2010, Mr. Shaw served as Senior Vice President of Facility Services and Logistics of Xe Services LLC (now known as Academi), a private aerospace and defense company. Earlier in his career, he worked primarily in operational roles, serving as Division Manager with Shorr Packaging Corporation, Vice President of Operations with Corporate Express, and Area Operations Director with Unisource Worldwide. Mr. Shaw attended the University of Wisconsin—Platteville where he studied criminal justice.

Name and Age of Officer
Kevin Baehler Age 54	Mr. Baehler has served as Executive Vice President, Chief Financial Officer of the Company since June 2017. Mr. Baehler joined the Company in 2004 as Corporate Controller, and was promoted to Vice President, Corporate Controller in 2007. From June 2007 to April 2008, he served as interim Chief Financial Officer. In April 2008, after stepping down as interim Chief Financial Officer, he was appointed to the position of Senior Vice President, Corporate Controller. From January 2014 to October 2014, he served as interim Chief Financial Officer. From October 2014 to June 2017, Mr. Baehler served as Senior Vice President, Corporate Controller and Chief Accounting Officer. Since joining the Company, he has been responsible for all aspects of the Company’s financial reporting process. Prior to joining the Company, Mr. Baehler spent six years with GE Healthcare, a division of General Electric Company in various financial positions, most recently as Assistant Global Controller. Mr. Baehler obtained his undergraduate degree in accounting from the University of Wisconsin – Whitewater and he is a Certified Public Accountant.

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

Fiscal 2017	High	Low
Quarter ended April 1, 2017	$19.29	$14.29
Quarter ended July 1, 2017	18.00	16.64
Quarter ended Sepember 30, 2017	18.75	16.50
Quarter ended December 30, 2017	16.86	16.26

Fiscal 2016	High	Low
Quarter ended March 26, 2016	$14.86	$10.00
Quarter ended June 25, 2016	15.29	14.29
Quarter ended Sepember 24, 2016	14.57	13.86
Quarter ended December 31, 2016	16.00	12.43

Short Year 2015	High	Low
Quarter ended July 25, 2015	$14.43	$13.21
Quarter ended October 24, 2015	13.21	11.71
Nine weeks ended December 26, 2015	11.71	10.57

Fiscal 2015	High	Low
Quarter ended July 26, 2014	$17.29	$15.29
Quarter ended October 25, 2014	17.21	16.86
Quarter ended January 24, 2015	17.14	15.75
Quarter ended April 25, 2015	15.75	13.57

Holders

As of February 28, 2017, there were approximately 175 record holders of the common stock of the Company.

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

The total return calculations set forth below assume $100 invested on October 30, 2013, which is the first date on which shares of the Successor Company were traded. The total return calculations assume the reinvestment of any dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through December 30, 2017. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

	10/30/13	4/26/14	4/25/15	12/26/15	12/31/16	12/30/17
School Specialty, Inc.	100.00	125.06	113.52	84.09	113.64	132.44
Russell 3000	100.00	106.36	123.33	120.07	134.20	162.55
Peer Group	100.00	94.18	129.32	97.05	101.73	155.59

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Successor Company					Predecessor Company
	Fiscal Year Ended December 30, 2017 (52 weeks)	Fiscal Year Ended December 31, 2016 (53 weeks)	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015 (52 weeks)	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013	Fiscal Year Ended April 27, 2013 (52 weeks)
Statement of Operations Data:
Revenues	$658,383	$656,322	$504,278	$621,868	$572,045	$58,697	$674,998
Cost of revenues	415,144	416,394	317,891	393,710	349,845	35,079	411,118

Gross profit	243,239	239,928	186,387	228,158	222,200	23,618	263,880
Selling, general and administrative expenses	217,960	215,227	155,593	232,479	213,144	27,473	267,491
Facility exit costs and restructuring	421	1,740	901	6,056	6,552	—	—
Impairment charge	—	—	—	2,713	—	—	45,789

Operating income (loss)	24,858	22,961	29,893	(13,090)	2,504	(3,855)	(49,400)
Interest expense	15,190	17,682	12,973	19,599	16,882	3,235	28,600
Loss on early extinguishment of debt	4,298	—	877	—	—	—	10,201
Change in fair value of interest rate swap	—	(271)	(174)	(45)	483	—	—
Reorganization item, net	—	—	—	271	6,420	(84,799)	22,979
Early termination of long-term indebtedness	—	—	200	—	—	—	26,247
Gain on sale of unconsolidated affiliate	—	(9,178)	—	—	—	—	—

Income (loss) before provision for (benefit from) income taxes	5,370	14,728	16,017	(32,915)	(17,227)	77,709	(146,590)
Provision for (benefit from) income taxes	(1,409)	(36)	716	617	258	1,641	(334)

Earnings (loss) before losses from investment in unconsolidated affiliate	6,779	14,764	15,301	(33,532)	(17,485)	76,068	(146,256)
Losses of unconsolidated affiliate	—	—	—	—	—	—	(1,436)

Net income (loss)	$6,779	$14,764	$15,301	$(33,532)	$(17,485)	$76,068	$(147,692)

Weighted average shares outstanding:
Basic EPS	7,000	7,000	7,000	7,000	7,000	132,454	132,454
Diluted EPS	7,024	7,000	7,000	7,000	7,000	132,454	132,454
Earnings (loss) per share of common stock:
Basic and Diluted	$0.97	$2.11	$2.19	$(33.53)	$(2.50)	$0.57	$(1.12)

							Predecessor Company
	December 30, 2017	December 31, 2016	December 26, 2015	April 25, 2015	April 26, 2014		April 27, 2013
Balance Sheet Data:
Working capital (deficit)	$122,268	$130,988	$117,197	$100,595	$111,922		$(30,325)
Total assets	312,407	287,607	274,489	307,672	334,377		427,573
Total debt	141,563	137,487	144,259	176,913	161,133		198,302
Stockholders’ equity (deficit)	107,491	98,119	81,606	66,377	103,057		(79,192)

On January 28, 2013, School Specialty, Inc. and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. Pursuant to a plan of reorganization (“Reorganization Plan”) adopted by the bankruptcy court, the Company emerged from bankruptcy on June 11, 2013. Any references to “Successor” or “Successor Company” show the financial position and results of operations of the reorganized Company subsequent to bankruptcy emergence on June 11, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the bankruptcy emergence.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes, included elsewhere in this Annual Report.

Factors Affecting Comparability

Change in Fiscal Year

On April 29, 2015, the Board of Directors of School Specialty, Inc. approved a change in the Company’s fiscal year end from the last Saturday in April to the last Saturday in December. This change became effective on December 26, 2015, resulting in a transition period covering a thirty-five week period ended December 26, 2015 (“short year 2015”). As a result of this change, this MD&A compares the financial results for the fifty-three week year ended December 31, 2016 (“fiscal 2016”) to the unaudited fifty-two week period ended December 26, 2015. See Note 2 of the consolidated financial statements.

Background

We are a leading distributor of educational products, services and programs serving the PreK-12 education market across the United States and Canada. We offer more than 100,000 items through an innovative two-pronged marketing and sales approach that targets both school administrators and individual teachers.

Our goal is to grow profitably as a leading provider of supplies, product, services and curriculum for the education market. Although we have experienced three consecutive years of overall revenue growth, we only generated revenue growth in fiscal 2017 in three of our seven product categories. While negative market conditions impacted our ability to grow in certain categories, one of our fiscal 2018 objectives is to return to balanced revenue growth. Our revenue growth in fiscal 2016 was balanced in that five of our seven product categories had growth over the fifty-two week year ended December 26, 2015. We expect to continue to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names and distribution capabilities and completing the transformation of the Company’s sales and marketing to a team-based selling approach with a balance of new customer acquisition and customer retention, and exploring new markets or revenue streams. In addition, we will continue to implement our 21st Century Safe School value proposition to schools. We believe this will enable us to drive deeper penetration of the full scope of our product offerings. New revenue streams include exploring opportunities in areas that could expand our addressable market, such as distribution to non-education customers, expansion into new product categories, continued growth in the alternative channel segment, and potentially, abroad in select international markets. In addition, the Company is committed to continuing to invest in support of internal product development efforts in order to expand our core science curriculum and supplemental instruction and intervention product offerings.

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

On August 18, 2017, the Company acquired the assets of Triumph Learning LLC (“Triumph Learning”). Triumph Learning is a publisher of state-specific assessment preparation, and supplemental and intervention curriculum products for the K-12 education market. For over 25 years, Triumph Learning’s flagship product, Coach, has been utilized throughout education, providing educational facilities and teachers with hands-on test preparation books for ELA, Math, Science and Social Studies, with materials customized to state-specific best practices, along with a comprehensive series of supplemental and intervention resources for Math, ELA and Science. Solutions are delivered through multiple platforms, including both print and digital, as well as through third-party platforms and applications.

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

In fiscal 2017, the Company had revenues of $658.4 million and operating income of $24.9 million, as compared to revenues of $656.3 million and operating income of $23.0 million for fiscal 2016 and as compared to revenues of $504.3 million and operating income of $29.9 million for the thirty-five week period ended December 26, 2015 and as compared to revenue of $637.5 million and operating income of $1.6 million in the fifty-two week year ended December 26, 2015. Due to the change in fiscal year, we believe it is more relevant to compare fiscal 2017 and fiscal 2016 results to the comparable period for prior year instead of the thirty-five week period ended December 26, 2015. The Company had cash flow from operations of $38.8 million in fiscal 2017 as compared to $35.5 million of cash flow from operations for fiscal 2016.

In fiscal 2017, the Company’s revenue grew by 0.3% over fiscal 2016. In fiscal 2016, the Company’s revenues grew by 3.0% over the comparable fifty-two week period ended December 26, 2015. The Company’s most significant revenue growth in fiscal 2017 as compared to fiscal 2016 was in the Furniture and Science product categories. In addition, the acquisition of Triumph Learning resulted in $7.3 million fiscal 2017 revenue growth. Gross margin improved by 30 basis points in fiscal 2017 as compared to fiscal 2016 through a combination of product mix and lower product development amortization. These increases were partially offset by product rate declines, primarily in our Supplies category as a greater percentage of orders are being placed through strategic purchasing agreements, which have lower gross margins. The Company continues to focus on, and effectively manage, its SG&A costs. While SG&A expenses increased by 1.1%, or $2.8 million, in fiscal 2017 as compared to fiscal 2016, the incremental SG&A costs associated with Triumph Learning were $7.7 million. Approximately $3.2 million of the Triumph Learning SG&A costs were related to transaction and integration costs.

While remaining focused on lowering costs through consolidation and process improvements, the Company is equally focused on revenue growth and gross margin management. The Company believes the following initiatives will contribute to continued revenue growth, while effectively managing gross margin and operating costs:

•	Successful execution of a new team sell model;

•	Establish momentum with the “21st Century Safe School” value proposition;

•	Improve the effectiveness of margin management;

•	Development of an effective strategy to manage pricing in competitive bidding scenarios;

•	Integration of Triumph Learning;

•	Increase product category specific sales and support expertise; and

•	Execute on key platform investments to both drive efficiency and improve customer experiences.

Our business and working capital needs are highly seasonal, and we operate with an objective that schools and teachers are able to receive products to support the start of the school year. As such, our peak sales levels occur from June through September. We expect to ship approximately 50% of our revenue and earn more than 100% of our annual net income from June through September of our fiscal year and operate at a net loss from January through May, and October through December. In anticipation of the peak shipping season, our inventory levels increase during the months of April through June. Our working capital historically peaks in August or September mainly due to the higher levels of accounts receivable related to our peak revenue months. Historically, accounts receivable collections are strongest in the months of September through December as over 100% of our annual operating cash flow is generated in those months.

Beginning in the second quarter of fiscal 2017, the Company revised its internal management reporting structure whereby a) a new Instruction & Intervention product line was formed consisting of its Reading products, formerly managed as a separate product line and the supplemental education products, which were previously included within the former Instructional Solutions product line, b) the early learning and special needs products from the former Instructional Solutions product line combined with the Supplies product line and c) the science supplies, previously included in the Science product line, within the Curriculum operating segment, were combined within the Supplies product line within the Distribution operating segment. The Company has revised its go-to-market strategy and management structure resulting in the alignment of the reading and science supply products to be consistent with other distributed items within the Distribution operating segment. This change also is consistent with the Company’s internal realignment of the new team sell model established in 2017 whereby every customer, district and territory will have a Distribution team supporting their business. Prior period amounts have been reclassified in order to present segment and product line amounts consistent with the Company’s current reporting structure.

Results of Operations

The following table sets forth our results of operations for fiscal 2017, fiscal 2016, and the unaudited fifty-two week period ended December 26, 2015.

			Non-GAAP
			(Unaudited)
	Fiscal Year Ended December 30, 2017 (52 weeks)	Fiscal Year Ended December 31, 2016 (53 weeks)	Fifty-Two Weeks Ended December 26, 2015
Revenues	$658,383	$656,322	$637,464
Cost of revenues	415,144	416,394	405,123

Gross profit	243,239	239,928	232,341
Selling, general and administrative expenses	217,960	215,227	224,937
Facility exit costs and restructuring	421	1,740	3,117
Impairment charge	—	—	2,714

Operating income	24,858	22,961	1,573
Other expense:
Interest expense	15,190	17,682	18,838
Loss on early extinguishment of debt	4,298	—	876
Early termination of long-term indebtedness	—	—	200
Gain on sale of unconsolidated affiliate	—	(9,178)	—
Change in fair value of interest rate swap	—	(271)	(125)

Income (loss) before provision for (benefit from) income taxes	5,370	14,728	(18,216)
Provision for (benefit from) income taxes	(1,409)	(36)	1,348

Net income (loss)	$6,779	$14,764	$(19,564)

We have included the unaudited period in the above table in order to better compare audited results to those results from a comparable period.

Costs of Revenues and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in Cost of Revenues and Selling, General and Administrative Expenses:

Cost of Revenues and Selling, General and Administrative Expenses

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

Financial Information

Consolidated Results

Overview of Fifty-Two Weeks Ended December 30, 2017 Compared to the Fifty-Three Weeks Ended December 31, 2016

Revenues

Revenues for fiscal 2017 were $658.4 million, an increase of $2.1 million, or 0.3%, as compared to fiscal 2016 revenues of $656.3 million.

Distribution segment revenues in fiscal 2017 of $595.0 million were down $3.9 million, or 0.6%, as compared to Distribution segment revenues of $598.8 million in fiscal 2016. Approximately $2.5 million of the decline in revenues was related to one less week in fiscal 2017 as compared to fiscal 2016. Revenues from our largest product line, Supplies, declined by $10.5 million in fiscal 2017. Unanticipated mid-year state budget cuts in 2017 created some uncertainty in near-term spending, resulting in decreased school demand and budget delays impacting the 2017/2018 school year. Our Supplies category was most affected by the uncertainty created by budget cuts. In addition, we determined that our everyday published pricing on certain high reference commodity items were not as competitive as they needed to be, which negatively impacted sales to mid and smaller size districts. Although a substantial portion of our Supplies category revenues transact through contracts or specific bids and quotes, which generally contain competitive pricing on commodity items, our Supplies revenues declined in the mid-size and smaller districts and we believe non-competitive published pricing on commodity items was a contributing factor. We have taken steps to implement more transparent and effective pricing, which we anticipate will benefit the category in 2018 and subsequent years. Agendas revenues declined by $7.0 million in fiscal 2017 as compared to fiscal 2016. While a majority of the decline in Agendas revenues were expected due to decreasing demand for paper-based planners, we have implemented changes in our product offering, pricing and sales structure to stabilize Agendas revenues. Revenues in our Furniture product category increased by $7.7 million in fiscal 2017 as compared to fiscal 2016. The Furniture category revenue growth was related to increased spending on new school construction and refurbishment projects, strong growth in our private label furniture lines, the introduction of new products and effective sales and marketing efforts. Revenues from Triumph Learning products, which are reported in our Instruction & Intervention product line, were $7.3 million in fiscal 2017.

Curriculum segment revenues increased 10.3%, or $5.9 million in fiscal 2017, from fiscal 2016. Despite minimal state science adoption opportunities in fiscal 2017, success in open territories resulted in several larger district orders. The Company’s FOSS Next Generation product has been widely accepted in both elementary schools and middle schools. Curriculum segment revenues in fiscal 2016 were not materially impacted by the additional week as the business is less transactional as compared to our Distribution segment. With limited state science adoption related opportunities in 2018, we expect modest declines in segment revenues in fiscal 2018 before resuming growth in 2019 as adoption related opportunities are expected to increase.

Gross Profit

Gross profit for fiscal 2017 was $243.2 million, as compared to $239.9 million for fiscal 2016. Gross margin for fiscal 2017 was 36.9% as compared to 36.6% for fiscal 2016. Lower product development amortization contributed 40 basis points of gross margin improvement in fiscal 2017. The Triumph Learning acquisition contributed 30 basis points of consolidated gross margin improvement. The gross margin increases were partially offset by lower product gross margin rates, which contributed approximately 30 basis points of gross margin decline.

Distribution segment gross margin of 35.1% for fiscal 2017 was flat as compared to fiscal 2016 gross margin. A shift in mix within the segment, particularly towards our Furniture category, resulted in a decline of 30 basis points. The Furniture category has lower product level margins primarily because a significant majority of Furniture orders is fulfilled from third-party warehouse locations and, as such, freight expense to the customer is captured within cost of goods sold. The significant majority of non-Furniture category sales within the Distribution segment is fulfilled from Company operated distribution centers and, as such, freight expense to the customer is captured within SG&A. Lower gross margins at the product category level resulted in 40 basis points of decline in fiscal 2017 segment gross margin. The decrease in product category gross margin for fiscal 2017 was related primarily to lower Supplies gross margins driven by increased volume through strategic pricing agreements and lower margins realized in our AV Tech products. Decreased product development amortization, particularly in the Instruction & Intervention product category positively impacted the gross margin rate by 30 basis points. The Triumph Learning acquisition contributed 40 basis points of gross margin improvement to the segment for fiscal 2017.

Curriculum segment gross margin was 54.3% for fiscal 2017 as compared to 51.2% for fiscal 2016. The combination of a decrease in product development amortization of $1.4 million in fiscal 2017 as compared to fiscal 2016 and higher revenues resulted in 270 basis points of gross margin improvement. Improved product margins within the Science category resulted in approximately 40 basis points of gross margin improvement in fiscal 2017 versus fiscal 2016.

Selling, General and Administrative Expenses

SG&A increased $2.8 million from $215.2 million for fiscal 2016 to $218.0 million for fiscal 2017. The increase was related $7.7 million of incremental SG&A costs associated with the Triumph Learning acquisition, which offset $5.4 million of SG&A costs decreases in the remainder of the Company. Approximately $3.2 million of the Triumph Learning SG&A costs were related to transaction and integration costs.

The $5.4 million of SG&A cost reductions in the remainder of the Company consisted primarily of lower incentive-based compensation. Commission expense in fiscal 2017 declined by $3.0 million versus fiscal 2016 due to a combination of a sales force restructuring in late 2016, restructured sales compensation plans, and revenue achievement falling short of internal targets. Management incentive compensation expense in fiscal 2017 was $1.5 million lower than fiscal 2016. Professional service fees were down $0.8 million in fiscal 2017 as the Company continues to review and evaluate its service providers. Marketing and selling costs, including catalog, were down $0.1 million in fiscal 2017. Stock-based compensation expense increased by $0.4 million in fiscal 2017 as compared to fiscal 2016 due to a combination of stock option awards made in March 2017 and the award of restricted stock units in March 2016. We recognized a net foreign currency gain in fiscal 2016 of $0.7 million due to the Canadian dollar strengthening versus the U.S. dollar in the period; this compares to a net foreign currency loss of $0.1 million in fiscal 2017.

Depreciation and amortization expense in SG&A were flat in fiscal 2017 versus fiscal 2016.

As a percent of revenue, SG&A was 33.0% in fiscal 2017 as compared to 32.8% for fiscal 2016.

Facility exit costs and restructuring

During fiscal 2017, the Company recorded $0.4 million of restructuring charges which were all related to severance.

During fiscal 2016, the Company recorded $1.7 million of restructuring charges related primarily to severance.

Interest Expense

Interest expense decreased $2.5 million, from $17.7 million during fiscal 2016 to $15.2 million for fiscal 2017. Lower outstanding average loan balances, particularly the average term loan balance, combined with a lower interest rate on the Company’s new term loan, resulted in a $2.6 million decrease in cash interest in fiscal 2017. The Company’s average debt balance was approximately $9.0 million lower in fiscal 2017 as compared to fiscal 2016. The Company’s average cash interest borrowing rate in fiscal 2017 was down approximately 110 basis points as compared to fiscal 2016. This decrease is related primarily to the refinancing of the Company’s debt in April 2017. In addition, as fiscal 2017 consisted of fifty-two weeks as compared to fifty-three weeks in fiscal 2016, fiscal 2016 included an incremental week of cash interest of approximately $0.3 million. The reduction in cash interest expense in fiscal 2017 was partially offset by $0.4 million of incremental non-cash interest expense during the year.

Loss on Early Extinguishment of Debt

During fiscal 2017, the Company recorded a $4.3 million non-cash charge consisting of the $3.1 million write-off of remaining unamortized debt issuance costs and $1.2 million of remaining original issue discount. These charges were associated with the term loan repaid on April 7, 2017. No such charge was incurred in fiscal 2016.

Gain on Sale of Unconsolidated Affiliate

During fiscal 2016, the Company sold its 35% ownership interest in Carson Dellosa LLC for $9.9 million. The Company recorded a gain on the sale of $9.2 million. No such gain was recorded in fiscal 2017.

Change in Fair Value of Interest Rate Swap

The Company had an interest rate swap agreement that effectively fixed the interest payments on a portion of the Company’s variable-rate debt. The swap, which terminated on September 11, 2016, effectively fixed the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The Company did not enter into a subsequent interest rate swap after the termination of the above-mentioned interest rate swap. Thus, the Company did not have any gain or loss during fiscal 2017. Prior to the termination of the interest rate swap, the notional amount of the swap was $72.5 million. During fiscal 2016, prior the termination of the interest rate swap, the fair value of the derivative increased by $0.3 million and, accordingly, a non-cash gain of $0.3 million was recorded. As the interest rate swap expired in the third quarter of fiscal 2016, no additional income or loss will be realized in future periods.

Provision for (Benefit from) Income Taxes

The benefit from income taxes in fiscal 2017 was $1.4 million as compared to a benefit from income taxes of less than $0.1 million for fiscal 2016.

The effective tax rate for fiscal 2017 is -26.2% as compared to an effective tax rate of -0.3% for fiscal 2016. Approximately $1.7 million of the fiscal 2017 tax benefit relates to the partial reversal of the Company’s valuation allowances. Based on the Company’s trend of positive earnings before tax plus projections of future earnings before tax, we believe it is more likely than not that we will realize the tax benefits associated with the majority of our net deferred tax assets. The reversal of the valuation allowance is net of the impact of reduced federal income tax rates from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). As a result of the reduction in the U.S. corporate income tax rate from the maximum 35% to 21% under the Tax Act, the Company revalued its ending deferred tax assets and liabilities at December 30, 2017. This revaluation resulted in a reduction in the net deferred tax balance of $0.7 million.

The Tax Act also significantly changed the U.S. international tax system, such as a one-time transition tax on accumulated foreign earnings. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued in the future, the Company has not completed its analysis of the effects of the Tax Act. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company is in the process of analyzing the impact of the one-time transitional tax on accumulated foreign earnings and expects to complete the analysis in the measurement period. Currently, the Company has estimated that the impact of the one-time transitional tax may range between zero and $1.0 million, and a provisional amount of zero has been recorded in fiscal 2017.

Beginning in 2018, the Company expects its effective tax rate to approximate the statutory tax rate.

Overview of Fifty-Three Weeks Ended December 31, 2016 Compared to the Fifty-Two Weeks Ended December 26, 2015

As a result of the change in fiscal year effective December 26, 2015, management believes that the comparison of the fifty-three weeks ended December 31, 2016 to the unaudited fifty-two weeks ended December 26, 2015 offers a more useful comparison than comparing the results for the fifty-three weeks ended December 31, 2016 to the results for the thirty-five weeks ended December 26, 2015. See Note 18 of the consolidated financial statements for the comparative statements. This MD&A refers to the fifty-three weeks ended December 31, 2016 as “fiscal 2016”.

Revenues

Revenues for the year ended December 31, 2016 increased by $18.9 million, or 3.0%, as compared to the fifty-two weeks ended December 26, 2015.

Distribution segment revenues increased 1.3%, or $7.6 million, from the fifty-two weeks ended December 26, 2015. Revenues from our two largest product categories, Supplies and Furniture, increased by $2.7 million and $13.4 million, respectively. Instruction and Intervention increased by $0.7 million, or 1.8%, due to product enhancements changes in the sales organization. These increases were partially offset by declines of $4.7 million and $4.5 million in our AV Tech and Agendas categories, respectively. Growth in art supplies, paper and writing instruments contributed to growth in the Supplies category. Revenue growth in these areas combined with growth of 26.6%, or $6.1 million, through our e-tail channel offset normal spending fluctuations in other areas of our education end market for Supplies. The Furniture category revenue growth was related to increased spending on new school construction and refurbishment projects, strong growth in our private label furniture lines, the introduction of new products and more effective sales and marketing efforts. The Furniture order trends showed strong growth while Supplies category order trends showed low single digit growth rates as compared to the prior fifty-two week period. Revenues in the AV Tech category were down due to a decrease in demand for the Company’s listening devices; in the prior year, the product category benefited from several large orders driven by Common Core State Standard assessments. The Agendas category continued to decline as we believe schools have transitioned away from the customized content-rich planners and shifted purchases to lower-priced planners with less customized content or moved away from paper-based planners altogether. It is important to note the Fiscal 2016 Distribution revenue benefited from a fifty-third week.

Curriculum segment revenues increased 24.5%, or $11.3 million, in fiscal 2016, from $46.2 million in the fifty-two weeks ended December 26, 2015 to $57.5 million for the fifty-three weeks ended December 31, 2016. Strong acceptance of the FOSS curriculum, which is aligned with the Next Generation Science Standards, continued throughout fiscal 2016 and contributed to the revenue increase. State science adoptions in West Virginia, Alabama and South Carolina also contributed to the increase in Science revenues in fiscal 2016.

Gross Profit

Gross margin for fiscal 2016 was 36.6% as compared to 36.5% for the fifty-two weeks ended December 26, 2015.

Distribution segment gross margin was 35.1% for fiscal 2016 as compared to 35.7% for the fifty-two weeks ended December 26, 2015. A shift in mix within the segment, particularly towards our Furniture category, resulted in a 40 basis point decline. Lower gross margins at the product category level resulted in 30 basis points of decline in fiscal 2016 segment gross margin. The decrease in product category gross margin for fiscal 2016 was primarily related to our Supplies category as a greater percentage of our Supplies orders were placed through strategic purchasing co-operative agreements. These agreements typically price basic supplies at lower gross margins. Additionally, increased volume associated with orders placed through certain strategic purchasing agreements and certain e-tail channels resulted in increased customer rebates which caused 30 basis points of gross margin decline in the category. Decreased product development amortization in the Agendas product category, due to the impairment in the fifty-two weeks ended December 26, 2015, positively impacted the gross margin rate by 25 basis points.

Curriculum segment gross margin was 51.2% for fiscal 2016 as compared to 45.8% for the fifty-two weeks ended December 26, 2015. A decrease in product development amortization of $2.6 million in fiscal 2016 as compared to the fifty-two weeks ended December 26, 2015 resulted in 350 basis points of gross margin improvement. Improved product margins within the Science category associated with a combination of the new curriculum products and pricing resulted in approximately 25 basis points of gross margin improvement.

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

As a percent of revenue, SG&A decreased from 35.3% for the fifty-two weeks ended December 26, 2016 to 32.8% for fiscal 2015.

Facility exit costs and restructuring

During fiscal 2016, the Company recorded $1.7 million of restructuring charges which were all related to severance.

During the fifty-two weeks ended December 26, 2015, the Company recorded $3.1 million of restructuring charges related primarily to severance.

Impairment Charges

The Company recorded an impairment charge of $2.7 million during the fifty-two weeks ended December 26, 2015 related to the amortizable asset associated with the agenda product category’s digital content and digital delivery development efforts. No such impairment charge was incurred in fiscal 2016.

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

Loss on Prepayment of Long Term Indebtedness

The Company recorded a $0.2 million charge during the fifty-two weeks ended December 26, 2015 associated with the prepayment of $10.0 million of its Term Loan. No such charge was incurred in fiscal 2016.

Loss on Early Extinguishment of Debt

During the fifty-two weeks ended December 26, 2015, the Company recorded a non-cash charge of $0.9 million related to the acceleration of the remaining unamortized debt issuance costs associated with the second amendment of its ABL facility. No such charge was incurred in fiscal 2016.

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

Provision for (Benefit from) Income Taxes

The benefit from income taxes was less than $0.1 million for fiscal 2016 as compared to a provision for income taxes of $1.4 million for the fifty-two weeks ended December 26, 2015.

The effective tax rate for fiscal 2016 was -0.3% as compared to an effective tax rate of 7.4% for the fifty-two week period ended December 26, 2015. The tax benefit in fiscal 2016 reflected the utilization of deferred tax assets, and subsequent reversal of valuation allowances against such deferred tax assets, which offset the Company’s pre-tax book income. The tax expense for the fifty-two week period ended December 26, 2015 primarily related to foreign and alternative minimum tax.

Liquidity and Capital Resources

At December 30, 2017, the Company had net working capital of $101.4 million. The Company’s capitalization at December 30, 2017 was $249.1 million and consisted of total debt of $141.6 million and stockholders’ equity of $107.5 million.

On June 11, 2013, the Company entered into a Loan Agreement (the “ABL Facility”) by and among the Company, Bank of America, N.A., as Agent, SunTrust Bank, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Bookrunners, and the Lenders that are party to the ABL Facility (the “Asset-Based Lenders”).

Under the ABL Facility, the Asset-Based Lenders agreed to provide a revolving senior secured asset-based credit facility in an aggregate principal amount of $175,000. On August 7, 2015, the aggregate commitments were permanently reduced, at the election of the Company, by $50,000, from $175,000 to $125,000. Outstanding amounts under the ABL Facility will bear interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest rate elected by the Company, the fixed charge coverage ratio under the ABL Facility and the applicable point in the life of the ABL Facility (the “Applicable Margin”)), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the ABL Facility bearing interest based upon the Base Rate will be due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate will be due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period. In September 2015 and April 2017, the ABL Facility was amended to, among other things, provide a new lower pricing tier and extend the maturity of the ABL Facility. For more information, see Note 8 Debt ABL Facility.

Pursuant to an Amended and Restated Guarantee and Collateral Agreement dated as of April 7, 2017 (the “ABL Security Agreement”), the ABL Facility is secured by a first priority security interest in substantially all assets of the Company and the subsidiary borrowers. Under the New Intercreditor Agreement (as defined below), the ABL Lenders have a first priority security interest in substantially all working capital assets of the Company and the subsidiary borrowers, and a second priority security interest in all other assets, subordinate only to the first priority security interest of the New Term Loan Lenders (as defined below) in such other assets.

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

The ABL Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to a springing financial covenant relating to the Company’s fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments.

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

Under the New Term Loan Agreement, the New Term Loan Lenders agreed to make a term loan (the “New Term Loan”) to the Company in aggregate principal amount of $140,000. The initial draw on the New Term Loan at closing was $110,000. These proceeds, along with proceeds received from a draw on the ABL Facility (as defined below), were used to repay the Term Loan which had a remaining principal balance including accrued interest of $118,167. The New Term Loan Agreement provides for a delayed draw feature that allows the Company to draw up to an additional $30,000 through April 7, 2019. The ability to access the delayed draw commitment is subject to compliance with certain terms and conditions. The proceeds from the delayed draw can be used to fund distributions, permitted acquisitions, and repayments of existing indebtedness. In the third quarter of fiscal 2017, the Company drew $14,000 under the delayed draw term loan feature in conjunction with the Triumph Learning acquisition. At the Company’s option, the New Term Loan interest rate will be either the prime rate or the LIBOR rate (with a LIBOR floor of 1.0%), plus an applicable margin based on the Company’s net senior leverage ratio. The Company may specify the interest rate period of one, three or six months for interest on loans under the New Term Loan Agreement bearing interest based on the LIBOR rate. The New Term Loan will bear interest at a rate of one month LIBOR plus 625 basis points for fiscal 2018.

The New Term Loan matures on April 7, 2022. The New Term Loan requires scheduled quarterly principal payments of 0.625% of the original principal amount which commenced June 30, 2017 and continue through the quarter ended March 31, 2019. Subsequent to March 31, 2019, the scheduled quarterly principal payments are 1.250% of the original principal amount. Required scheduled quarterly principal payments on borrowings under the delayed-draw feature will begin on June 30, 2019. In addition to scheduled quarterly principal repayments, the New Term Loan Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including but not limited to certain asset dispositions, extraordinary receipts, and the issuance or sale of any indebtedness or equity interests (other than permitted issuances or sales). The New Term Loan Agreement also requires prepayments at specified levels from the Company’s excess cash flow. The Company is also permitted to voluntarily prepay the New Term Loan in whole or in part. Voluntary prepayments made before April 7, 2018 will be subject to an early prepayment fee of 2.0%, while any voluntary prepayment made on or after April 7, 2018, but before April 7, 2019, will be subject to a 1.0% early prepayment fee. Voluntary prepayments made on or after April 7, 2019 will not be subject to an early payment fee. All prepayments of the loans will be applied first to that portion of the loans comprised of prime rate loans and then to that portion of loans comprised of LIBOR rate loans. The New Term Loan Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants commencing with the year ending December 30, 2017 relating to the Company’s fixed charge coverage ratio and net senior leverage ratio, and an annual limitation on capital expenditures and product development investments, collectively. The Company was in compliance with all such financial covenants during fiscal 2017.

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

Net cash provided by operating activities was $38.8 million in fiscal 2017 as compared to $35.5 million for fiscal 2016. The increase in cash provided by operating activities was related primarily to changes in net income and period-over-period changes in net working capital. While net income decreased by $8.0 million in fiscal 2017 as compared to fiscal 2016, $3.2 million of the decline related to increases in non-cash charges, particularly non-cash losses on extinguishment of debt in fiscal 2017. Additionally, $9.2 million of the decrease in net income in fiscal 2017 was related to the prior year gain on sale of unconsolidated affiliate which did not benefit cash provided by operating activities, but rather benefited cash from investing activities. Net working capital changes provided positive cash flow of $3.5 million in fiscal 2017 as compared to positive cash flow of $4.6 million in fiscal 2016.

Net cash used in investing activities was $37.8 million in fiscal 2017 as compared to $4.5 million in fiscal 2016. The year-over-year variance is primarily attributable to the combination of $19.0 million of cash used in the acquisition of Triumph Learning in fiscal 2017 and the $9.9 million of proceeds received in fiscal 2016 from the sale of our investment in an unconsolidated affiliate. For fiscal 2017, the Company’s cash used in investing activities related to property, plant, and equipment was $14.7 million as compared to $11.8 million in fiscal 2016. The increase is related to the implementation of a new B2C e-commerce system and other key business application tools to improve operating effectiveness. The Company’s cash used in investing activities related to product development was $4.0 million in fiscal 2017 as compared to $2.5 million in fiscal 2016. The increase was related primarily to investments in the Company’s Triumph Learning products.

Net cash used in financing activities was $4.3 million for fiscal 2017 as compared to $9.9 million for fiscal 2016. In fiscal 2017, the net cash used in financing activities represents amounts paid to refinance the Company’s debt agreements. In fiscal 2016, the net cash used in financing activities represented paydowns of the Term Loan using primarily cash proceeds from the sale of the Company’s unconsolidated affiliate. Outstanding borrowings on the ABL Facility were $0 as December 30, 2017, while the excess availability on that date for the ABL Facility, as amended, was $57.8 million. In addition to the excess availability as of December 30, 2017, the Company had a cash balance of $31.9 million. The Company’s remaining gross Term Loan balance as of December 30, 2017 was $121.9 million.

The Company’s ABL Facility, as amended, and New Term Loan, as described above, contain customary events of default and financial, affirmative and negative covenants. The Company was compliant with these covenants in 2017. Based on current projections, the Company believes it will maintain compliance with these covenants throughout the next twelve months.

We believe that our cash flow from operations, borrowings available from our existing credit facility and other sources of capital will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the next twelve months.

Off Balance Sheet Arrangements

None.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of December 30, 2017:

	Payments Due (in thousands)
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations (1)	$153,680	$20,503	$70,188	$62,989	$—
Deferred cash payment obligations (1)	27,245		27,245
Operating lease obligations	13,326	5,615	6,993	596	122
Purchase obligations (2)	—	—	—	—	—

Total contractual obligations	$194,251	$26,118	$104,426	$63,585	$122

(1)	Long-term debt obligations and deferred cash payment obligations include principal and interest using either fixed rates or variable rates in effect as of December 30, 2017.
(2)	As of December 30, 2017, we did not have any material long-term or short term purchase obligations.

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

The following table sets forth certain unaudited consolidated quarterly financial data for fiscal 2017 and fiscal 2016 (in thousands, except per share data). We derived this quarterly data from our unaudited consolidated financial statements.

	Fiscal 2017
	First	Second	Third	Fourth	Total
Revenues	$97,110	$160,177	$288,641	$112,455	$658,383
Gross profit	34,524	60,495	107,128	41,092	243,239
Operating income (loss)	(13,117)	8,730	42,296	(13,051)	24,858
Net income (loss)	(16,775)	136	34,145	(10,727)	6,779
Basic earnings per share of common stock:
Earnings/(loss)	$(2.40)	$0.02	$4.88	$(1.53)	$0.97

Diluted earnings per share of common stock:
Earnings/(loss)	$(2.40)	$0.02	$4.86	$(1.53)	$0.97

	Fiscal 2016
	First	Second	Third	Fourth	Total
Revenues	$93,725	$145,858	$301,569	$115,170	$656,322
Gross profit	35,465	55,599	111,558	37,306	239,928
Operating income (loss)	(12,012)	2,004	47,011	(14,042)	22,961
Net income (loss)	(12,303)	(1,986)	42,895	(13,842)	14,764
Basic earnings per share of common stock:
Earnings/(loss)	$(1.76)	$(0.28)	$6.13	$(1.98)	$2.11

Diluted earnings per share of common stock:
Earnings/(loss)	$(1.76)	$(0.28)	$6.13	$(1.98)	$2.11

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

Catalog Costs and Related Amortization

We spend approximately $14 million annually to produce and distribute catalogs. We accumulate all direct costs incurred, net of vendor cooperative advertising payments, in the development, production and circulation of our catalogs, for which future revenue can be directly attributable, on our balance sheet until such time as the related catalog is mailed. The costs are subsequently amortized into SG&A over the expected sales realization cycle, which is one year or less. Consequently, any difference between our estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. Our estimate of the expected sales realization cycle for a particular catalog is based on, among other possible considerations, our historical sales experience with identical or similar catalogs and our assessment of prevailing economic conditions and various competitive factors. We track our subsequent sales realization, reassess the marketplace, and compare our findings to our previous estimate and adjust the amortization of our future catalogs, if necessary.

Development Costs

We accumulate external and certain internal costs incurred in the development of our products which can include a master copy of a book, video or other media, on our balance sheet. As of December 30, 2017, we had $14.9 million in development costs on our balance sheet. A majority of these costs are associated with supplemental instruction and intervention curriculum products within the Distribution Segment and Science curriculum products. The capitalized development costs are subsequently amortized into cost of revenues over the expected sales realization cycle of the products, which is typically five years. During fiscal 2017 we amortized development costs of $5.6 million to expense. We continue to monitor the expected sales realization cycle for each product, and will adjust the remaining expected life of the development costs or recognize impairments, if warranted. In fiscal 2016 and fiscal 2015, we recorded write-downs of capitalized product development costs of $1.3 million and $3.8 million, respectively. As of December 30, 2017, there was no impairment deemed necessary.

Goodwill and Intangible Assets

At December 30, 2017, intangible assets represented approximately 20% of our total assets. We review our goodwill intangible assets for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

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

In completing the fiscal 2017 assessment, the fair values of the Distribution and Science reporting units were in excess of their carrying values by over 30%. In order to conclude upon the assumptions for the discounted cash flow analysis, the Company considered multiple factors, including (a) macroeconomic conditions, (b) industry and market factors such as school funding trends and school construction forecasts, (c) overall financial performance such as planned revenue, profitability and cash flows and (d) the expected impact of revenue enhancing and cost saving initiatives. These assumptions, along with discount rate assumptions, can have a material impact on the fair value determinations. As such, the Company performs a sensitivity analysis whereby changes to the assumptions include: i) an increase in the discount rate to reflect 100 basis points of additional company-specific risk premium; ii) lower long-term revenue growth rates by over 40%; and iii) reduced operating margin assumptions by at least 20 basis points. Based on this sensitivity analysis, these changes to the assumptions would not have resulted in a failure in the first step of the goodwill impairment testing.

As discussed in Note 6 – Goodwill and Other Intangible Assets of the consolidated financial statements, the Company recorded an impairment charge of $2.7 million in fiscal 2015 related to definite-lived intangible assets. There were no impairments recorded in short year 2015, fiscal 2016, and fiscal 2017.

Valuation Allowance for Deferred Tax Assets

We initially recorded a tax valuation allowance against our deferred tax assets in the fourth quarter of fiscal 2012. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized as the Company has generated net operating losses in recent years and does not have an ability to carry these back to previous years. This analysis included consideration of scheduled reversals of deferred tax liabilities, projected future taxable income, carry back potential and tax planning strategies, in accordance with FASB ASC Topic 740, “Income Taxes”. At the end of fiscal 2017, the Company concluded that it was more likely than not that it would realize the benefit of all of its net deferred tax assets, with the exception of the deferred tax asset related to foreign tax credits and capital loss carryforwards. Accordingly, $1.7 million of the valuation allowance was reversed in fiscal 2017. At December 30, 2017, we carried a complete valuation allowance against our foreign tax credits and capital loss carryforward totaling $7.3 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Interest rates on our borrowings under our credit facility are primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to have averaged 100 basis points higher during fiscal 2017 and fiscal 2016, pre-tax earnings would have decreased by approximately $1.5 million and $0.7 million. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding. These decreases in pre-tax earnings reflect that our interest rate on $72.5 million of our Term Loan was, effectively, fixed due to an interest rate swap agreement with a notional amount of $72.5 million which hedges changes in the variable interest rate through September 11, 2016 (See Note 8 – Debt). The estimated fair value of long-term debt was approximately $121.9 million as of December 30, 2017 based on its trading value.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

School Specialty, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of School Specialty, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 30, 2017 and the related consolidated statement of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2018 expressed a qualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Prior period adjustments to financial statements audited by predecessor auditor

We also have audited the adjustments to the December 31, 2016, December 26, 2015, and April 25, 2015 consolidated financial statements to retrospectively apply the changes in common shares issued and outstanding, as described in Note 2, and the changes in reportable segment disclosures, as described in Note 14. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the December 31, 2016, December 26, 2015, or April 25, 2015 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2016, December 26, 2015, or April 25, 2015 consolidated financial statements taken as a whole.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Appleton, Wisconsin

March 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

School Specialty, Inc.

Greenville, Wisconsin

We have audited, before the effects of the adjustments to retrospectively apply changes resulting from the stock split discussed in Note 2 to the consolidated financial statements and before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 14 to the consolidated financial statements, the consolidated balance sheet of School Specialty, Inc. and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016, the 35 week period ended December 26, 2015 and the fiscal year ended April 25, 2015 (the 2016, 35 week period 2015, and fiscal 2015 consolidated financial statements before the effects of the adjustments discussed in Note 2 and Note 14 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2016, 35 week period 2015 and fiscal 2015 consolidated financial statements, before the effects of the adjustments to retrospectively apply the changes resulting from the stock split discussed in Note 2 to the consolidated financial statements and before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 14 to the consolidated financial statements, present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, the 35 week period ended December 26, 2015, and the fiscal year ended April 25, 2015, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the changes resulting from the stock split discussed in Note 2 to the consolidated financial statements or before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 14 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 14, 2017

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$31,861	$35,097
Accounts receivable, less allowance for doubtful accounts of $1,059 and $1,159, respectively	69,297	61,713
Inventories, net	77,162	73,649
Deferred catalog costs	3,450	5,235
Prepaid expenses and other current assets	14,121	11,976
Refundable income taxes	547	728

Total current assets	196,438	188,398
Property, plant and equipment, net	33,579	28,684
Goodwill	26,842	21,588
Intangible assets, net	37,163	35,049
Development costs and other, net	16,339	13,703
Deferred taxes long-term	2,046	185

Total assets	$312,407	$287,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,989	$5,493
Accounts payable	26,591	22,078
Accrued compensation	11,995	12,008
Deferred revenue	3,454	2,922
Accrued royalties	5,699	3,724
Other accrued liabilities	15,442	11,185

Total current liabilities	74,170	57,410
Long-term debt less current maturities	130,574	131,994
Other liabilities	172	84

Total liabilities	204,916	189,488
Commitments and contingencies—Note 16
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share, 50,000,000 shares authorized; 7,000,000 shares outstanding	7	7
Capital in excess of par value	123,083	120,849
Accumulated other comprehensive loss	(1,425)	(1,784)
Accumulated deficit	(14,174)	(20,953)

Total stockholders’ equity	107,491	98,119

Total liabilities and stockholders’ equity	$312,407	$287,607

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Fiscal Year Ended December 30, 2017 (52 weeks)	Fiscal Year Ended December 31, 2016 (53 weeks)	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015 (52 weeks)
Revenues	$658,383	$656,322	$504,278	$621,868
Cost of revenues	415,144	416,394	317,891	393,710

Gross profit	243,239	239,928	186,387	228,158
Selling, general and administrative expenses	217,960	215,227	155,593	232,479
Facility exit costs and restructuring	421	1,740	901	6,056
Impairment charge	—	—	—	2,713

Operating income (loss)	24,858	22,961	29,893	(13,090)
Other expense:
Interest expense	15,190	17,682	12,973	19,599
Loss on early extinguishment of debt	4,298	—	877	—
Early termination of long-term indebtedness	—	—	200	—
Gain on sale of unconsolidated affiliate	—	(9,178)	—	—
Change in fair value of interest rate swap	—	(271)	(174)	(45)
Reorganization items, net	—	—	—	271

Income (loss) before provision for (benefit from) income taxes	5,370	14,728	16,017	(32,915)
Provision for (benefit from) income taxes	(1,409)	(36)	716	617

Net income (loss)	$6,779	$14,764	$15,301	$(33,532)

Weighted average shares outstanding:
Basic EPS	7,000	7,000	7,000	7,000
Diluted EPS	7,024	7,000	7,000	7,000
Net income (loss) per share:
Basic EPS	$0.97	$2.11	$2.19	$(4.79)
Diluted EPS	$0.97	$2.11	$2.19	$(4.79)

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Fiscal Year Ended December 30, 2017 (52 weeks)	Fiscal Year Ended December 31, 2016 (53 weeks)	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015 (52 weeks)
Net income (loss)	$6,779	$14,764	$15,301	$(33,532)
Other comprehensive (loss) income
Foreign currency translation adjustments	359	135	(768)	(737)

Total comprehensive income (loss)	$7,138	$14,899	$14,533	$(34,269)

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, April 25, 2015	$7	$118,538	$(51,017)	$—	$(1,151)	$66,377

Net income			15,301			15,301
Share-based compensation expense		696				696
Foreign currency translation adjustment					(768)	(768)

Balance, December 26, 2015	$7	$119,234	$(35,716)	$—	$(1,919)	$81,606

Net income			14,764			14,764
Share-based compensation expense		1,615				1,615
Foreign currency translation adjustment					135	135

Balance, December 31, 2016	$7	$120,849	$(20,953)	$—	$(1,784)	$98,119

Net income			6,779			6,779
Share-based compensation expense		2,234				2,234
Foreign currency translation adjustment					359	359

Balance, December 30, 2017	$7	$123,083	$(14,174)	$—	$(1,425)	$107,491

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended December 30, 2017 (52 weeks)	Fiscal Year Ended December 31, 2016 (53 weeks)	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015 (52 weeks)
Cash flows from operating activities:
Net income (loss)	$6,779	$14,764	$15,301	$(33,532)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	14,061	13,863	11,644	19,233
Amortization of development costs	5,559	7,488	5,291	14,310
Loss on early extinguishment of debt	4,298	—	877	—
Unrealized foreign exchange loss (gain)	6	(1,091)	—	—
Early termination of long-term indebtedness	—	—	200	—
Gain on sale of unconsolidated affiliate	—	(9,178)
Amortization of debt fees and other	1,339	2,079	1,461	1,946
Change in fair value of interest rate swap	—	(271)	(174)	(45)
Share-based compensation expense	2,234	1,615	696	581
Impairment of goodwill and intangible assets	—	—	—	2,713
Deferred taxes	(1,851)	(180)	(1)	45
(Gain) loss on disposal of property, equipment, other	—	—	(69)	774
Non-cash interest expense	2,933	1,850	1,208	2,033
Changes in current assets and liabilities:
Accounts receivable	(3,138)	(3,429)	(24)	3,437
Inventories	(731)	2,551	20,697	(3,548)
Deferred catalog costs	1,810	1,292	897	633
Prepaid expenses and other current assets	(1,513)	422	4,279	422
Accounts payable	2,559	2,876	(20,730)	846
Accrued liabilities	4,470	889	5,752	(4,465)

Net cash provided by operating activities	38,815	35,540	47,305	5,383

Cash flows from investing activities:
Additions to property, plant and equipment	(14,744)	(11,816)	(4,339)	(10,732)
Investment in product development costs	(3,999)	(2,545)	(2,868)	(6,649)
Cash paid in acquisitions	(19,026)	—	—	—
Proceeds from sale of unconsolidated affiliate	—	9,893	84	1,813

Net cash used in investing activities	(37,769)	(4,468)	(7,123)	(15,568)

Cash flows from financing activities:
Proceeds from bank borrowings	395,050	284,720	255,497	321,946
Repayment of bank borrowings	(395,339)	(294,594)	(290,060)	(309,796)
Early termination of long-term indebtedness	—	—	(200)	—
Payment of debt fees and other	(4,016)	—	(262)	(1,034)

Net cash provided by (used in) financing activities	(4,305)	(9,874)	(35,025)	11,116

Effect of exchange rate changes on cash	23	1,034	(1,212)	(1,019)
Net increase (decrease) in cash and cash equivalents	(3,236)	22,232	3,945	(88)
Cash and cash equivalents, beginning of period	35,097	12,865	8,920	9,008

Cash and cash equivalents, end of period	$31,861	$35,097	$12,865	$8,920

Supplemental disclosures of cash flow information:
Interest paid	$10,918	$13,753	$10,304	$15,705
Income taxes paid	$318	$1,524	$418	$3,461
Bankruptcy related reorganization costs paid
(included in operating activities, above)	$—	$—	$—	$957

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

The accompanying consolidated financial statements and related notes to consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of School Specialty, Inc. and all of its subsidiaries. All amounts in the accompanying consolidated financial statements and related notes to the consolidated financial statements are expressed in thousands except for per share amounts. All inter-company accounts and transactions have been eliminated. As discussed in Note 5—Investment in Unconsolidated Affiliate, the Company’s investment in its unconsolidated affiliate was accounted for under the cost method as the Company did not have significant influence over the unconsolidated affiliate.

NOTE 2—INCREASED AUTHORIZED SHARES AND STOCK-SPLIT

At the Special Meeting of Stockholders of School Specialty, Inc. (the “Company”) held on August 15, 2017, the Company’s stockholders voted on a proposal to approve the proposed amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $0.001 per share, of the Company (“Common Stock”) from 2,000 to 50,000 shares (the “Amendment”) for the purpose of, among other things, effecting a seven-for-one stock split of the Common Stock as part of the Amendment. Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the increased authorization and stock split for all periods presented.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Definition of Fiscal Year and Change in Fiscal Year End

On April 29, 2015, the Board of Directors of the Company approved a change in the Company’s fiscal year end from the last Saturday in April to the last Saturday in December. As a result of this change, the consolidated financial statements include presentation of the transition period beginning on April 26, 2015 and ending on December 26, 2015. This transition period is referred to as the “thirty-five weeks ended December 26, 2015” or the “short year 2015” in these consolidated financial statements and related notes to the consolidated financial statements. As used in these consolidated financial statements and related notes to consolidated financial statements, “fiscal 2017”, “fiscal 2016”, and “fiscal 2015” refer to the Company’s twelve-months ended December 30, 2017, December 31, 2016, and April 25, 2015, respectively. Fiscal 2016 represents a fifty-three week year, while fiscal 2017 and fiscal 2015 represent fifty-two week years.

Cash and Cash Equivalents

The Company considers cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories, which consist primarily of products held for sale, are stated at the lower of cost or net realizable value on a first-in, first-out basis in accordance with FASB ASC Topic 330, “Inventories.” Excess and obsolete inventory reserves recorded were $7,664 and $8,172, as of December 30, 2017, and December 31, 2016, respectively.

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

Goodwill

Goodwill represents the combination of the excess of reorganization value over fair-value of identified net assets upon emergence from bankruptcy plus the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Under FASB ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill is not subject to amortization but rather must be tested for impairment annually or more frequently if events or circumstances indicate it might be impaired.

In accordance with the accounting guidance on goodwill, the Company performs its impairment test of goodwill at the reporting unit level annually each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values.

There was no impairment charge recorded in fiscal 2017, fiscal 2016, short year 2015, or fiscal 2015 related to goodwill or indefinite-lived intangible assets.

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

In fiscal 2015, the Company recorded an impairment charge of $2,713, which resulted in a write-off of all of its definite-lived intangible asset for digital content within its Agenda product category. This content was associated with the development of digital capabilities for its agenda product offering. Other than these charges, there were no impairment charges recorded in fiscal 2017, fiscal 2016, short year 2015 or fiscal 2015.

Development Costs

Development costs represent external and internal costs incurred in the development of a master copy of a book, workbook, video or other supplemental educational materials and products. The Company capitalizes development costs and amortizes these costs into costs of revenues over the lesser of five years or the product’s life cycle in amounts proportionate to expected revenues. At December 30, 2017 and December 31, 2016, net development costs totaled $14,900 and $12,187, respectively, and are included as a component of development costs and other assets, net, in the consolidated balance sheets.

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

The following table sets forth the financial instruments where carrying amounts may vary from fair value as of December 30, 2017:

Description	Balance Sheet Location	Carrying Value	Fair Value	Categorization
New Term Loan	Long-term debt less current maturities	$121,938	$121,938	Level 3
Deferred Cash Payment Obligations	Long-term debt less current maturities	22,830	22,786	Level 3

The Company estimated the fair value of its amounts outstanding under its New Term Loan based on the current debt rate at the end of each balance sheet period. The Company estimated the fair value for its Deferred Cash Payment Obligations based upon the net present value of future cash flows using a discount rate that is consistent with our New Term Loan.

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

Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes.” income taxes have been computed utilizing the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Valuation allowances are provided when it is anticipated that some or all of a deferred tax asset is not likely to be realized. In fiscal 2017, the Company reversed $1.7 million of its valuation allowance. The Company’s remaining valuation allowance against remaining deferred tax assets is $7.3 million. See Note 9—Income Tax. As a result of the reduction in the U.S. corporate income tax rate from the maximum 35% to 21% under the Tax Cuts and Jobs Act of 2017, the Company revalued its ending deferred tax assets and liabilities at December 30, 2017. This revaluation resulted in a reduction in the net deferred tax balance of $704.

Revenue Recognition

Revenue, net of estimated returns and allowances, is recognized upon the shipment of products or upon the completion of services to customers, which correspond to the time when risk of ownership transfers, the selling price is fixed, the customer is obligated to pay, collectability is reasonably assured and we have no significant remaining obligations. These criteria may be met upon shipment or customer receipt for products, or upon completion of services provided to customers. Cash received in advance from customers is deferred on our balance sheet as a current liability until revenue is recognized.

Concentration of Credit Risks

The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are school districts and schools. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2017, fiscal 2016, short year 2015, and fiscal 2015, no customer represented more than 10% of revenues or accounts receivable.

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

Deferred Catalog Costs

Deferred catalog costs represent costs which have been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. These payments, as specified in our vendor agreements, are to reimburse the specific, incremental and identifiable costs the Company incurs associated with promoting and selling the Company’s merchandise. Deferred catalog costs are amortized in amounts proportionate to expected revenues over the life of the catalog, which is one year or less. These expected revenues, over which the catalog costs are amortized, are based on historical revenue patterns directly attributable to the catalogs. Amortization expense related to net deferred catalog costs is included in the consolidated statements of operations as a component of selling, general and administrative expenses. Net catalog expense for fiscal 2017, fiscal 2016, short year 2015, and fiscal 2015 consisted of the following:

	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015
Catalog expense	$14,199	$14,031	$8,790	$15,780
Less: Cooperative advertising payments	(7,196)	(6,195)	(4,849)	(6,029)

Net catalog expense	$7,003	$7,836	$3,941	$9,751

Restructuring

The Company accounts for restructuring costs associated with both the closure or disposal of distribution centers and severance related to headcount reductions in accordance with FASB ASC Topic 712, “Compensation—Retirement Benefits.” During fiscal 2017, fiscal 2016, short year 2015, and fiscal 2015, the Company recorded $421, $1,740, $901, and $5,477, respectively, of severance expense and lease termination fees. These costs are included in the facility exit costs and restructuring line of the consolidated statement of operations. As of December 30, 2017, December 31, 2016, December 26, 2015, and April 25, 2015, there was $50, $561, $375, and $1,579, respectively, of accrued restructuring costs recorded in other accrued liabilities on the consolidated balance sheet primarily related to various cost reduction activities. See Note 16 for details of these restructuring charges.

Shipping and Handling Costs

In accordance with FASB ASC Topic 605-45-45, “Revenue Recognition—Principal Agent Considerations—Other Presentation,” the Company accounts for shipping and handling costs billed to customers as a component of revenues. The Company accounts for shipping and handling costs incurred as a cost of revenues for shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for shipping and handling costs incurred as a selling, general and administrative expense. The amount of shipping and handling costs included in selling, general and administrative expenses for fiscal 2017, fiscal 2016, short year 2015, and fiscal 2015 was $31,724, $30,594, $23,284, and $31,061, respectively.

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

Cost of Revenues and Selling, General and Administrative Expenses

Cost of Revenues	Selling, General and Administrative Expenses

•  Direct costs of merchandise sold, net of vendor rebates other than the reimbursement of specific, incremental and identifiable costs, and net of early payment discounts

•  Amortization of product development costs.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combination: Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. This guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

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

The majority of our revenue transactions consist of one, distinct fixed-price performance obligation which is delivered to the customer at a single point in time, or over a subscription period for certain digital Curriculum segment products. Based on the Company’s assessment to date, the revenue recognition over these transactions is not anticipated to change. Based on our assessment to date, the adoption of this standard will have an impact on the timing of the Company’s project-related Furniture as the Company has determined this revenue stream has two performance obligations. As such, revenue will be recognized upon a) delivery of the product and b) completion of installation. Currently, we recognize revenue for project-related furniture orders upon installation. Under ASU No. 2014-09, revenue will be recognized for the equipment portion of the transaction upon shipment and the installation portion upon the completion of the installation. As project-related Furniture revenues represent less than 10 percent of the Company’s total consolidated revenues, is seasonal in nature, and the installation process is typically not long in duration, we do not believe the adoption of this standard will have a material impact on revenues reported in our consolidated financial statements. We believe the adoption of this standard will result in deferred catalog costs being expensed as incurred as compared to capitalized and amortized. While we don’t believe this change will be material to our overall consolidated results of operations, the timing of our catalog expenses will not be comparable to prior year. We plan to adopt this ASU under the modified retrospective approach beginning in the first quarter of fiscal 2018 which includes a cumulative adjustment to retained earnings. Based on our current estimation, we anticipate this adjustment to retained earnings to be approximately $3.5 million, primarily driven by the adjustment for deferred catalog costs as of December 30, 2017. We are finalizing our conclusions regarding our revenue recognition policy and are ensuring updates to our internal controls over financial reporting are effective. We are in the process of finalizing our disclosures under the enhanced requirements of the new standard.

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

NOTE 4—BUSINESS COMBINATIONS

On August 18, 2017, the Company completed the acquisition of the assets of Triumph Learning, LLC (“Triumph Learning”) pursuant to the terms of an Asset Purchase Agreement dated August 18, 2017 (the “Purchase Agreement”) by and among School Specialty and Triumph Learning, LLC, a Delaware limited liability company. School Specialty acquired all of the assets of Triumph Learning for $20,376 plus the assumption of certain liabilities. At closing, $18,114 of the total purchase price was paid using the Company’s existing debt facilities (see Note 8 – Debt). The Company drew $14,000 from the delayed draw term loan feature of its New Term Loan and drew $4,114 from its Asset-Based Credit Agreement (“ABL Facility”) to fund this portion of the purchase price. In November 2017, the Company paid $912 as a final working capital adjustment, which was funded through the Company’s ABL facility. The remaining purchase price in excess of the cash paid at closing represents the discounted fair value of the contingent portion of the purchase price. The contingent portion of the purchase price is 4.5% of net Triumph Learning revenues from certain Triumph Learning products over the period August 18, 2017 through December 18, 2018, subject to a maximum consideration of $1.5 million. The contingent portion of the purchase price is scheduled to be paid quarterly over the above-mentioned period. The maximum present value of the contingent portion of the purchase price is $1,350. The Company accounted for this acquisition as a business combination in accordance with ASC 805.

Triumph Learning is a publisher of state-specific assessment preparation, and supplemental and intervention curriculum products for the K-12 education market. For over 25 years, Triumph Learning’s flagship product, Coach, has been utilized throughout education, providing educational facilities and teachers with hands-on test preparation books for English and Language Arts (ELA), Math, Science and Social Studies, with materials customized to state-specific best practices, along with a comprehensive series of supplemental and intervention resources for Math, ELA and Science. Solutions are delivered through multiple platforms, including both print and digital, as well as through third-party platforms and applications. Triumph Learning’s products are complementary to School Specialty’s current offering and others that it intends to bring to market, as it expands its product offering in the Instruction & Intervention category. There are also significant synergies beyond product offering as the Company anticipates the acquisition will result in a broader and more effective selling organization and extended customer reach that will enable the Company to deliver a true blended learning solution to its customers.

School Specialty incurred acquisition and integration costs of $3,203 in the third and fourth quarters of fiscal 2017 related to the Triumph Learning acquisition. These costs included legal, due diligence and integration-related costs and are recorded as SG&A.

The Company engaged a third party to complete a full valuation of the assets, including any identified intangible assets of Triumph Learning. School Specialty’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain liabilities assumed in connection with the acquisition. The table below summarizes the fair value amounts of the $20,376 of net assets acquired.

Accounts receivable	$4,409
Inventory	2,307
Prepaids	476
Property, plant & equipment	920
Product Development	4,273
Coach Brand	3,887
Customer Relationships	1,994
Goodwill	5,253

Total assets	$23,519

Accounts payable	$2,251
Other accruals	892
Deferred revenue	—

Total liabilities	$3,143

Total of net assets acquired	$20,376

The results of operations of Triumph Learning from the acquisition date to the end of fiscal 2017 were not material.

The unaudited pro forma consolidated results in the following table include the Company’s reported results for each respective period and the historical results of Triumph Learning for those periods. The unaudited pro forma condensed combined statements of operations for the twelve months ended December 30, 2017 and December 31, 2016 give effect to the acquisition of Triumph Learning as if it had occurred at the beginning of the periods presented.

Anticipated synergies from the combined operations have not been incorporated into the pro forma results as synergies are preliminary. Net income does reflect the incremental interest expense which would have been incurred if the acquisition had been completed at the beginning of the periods presented.

PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Twelve Months Ended
	December 30, 2017	December 31, 2016
Revenues	$678,439	$685,974
Net income	5,895	12,183
Weighted average shares outstanding:
Basic EPS	7,000	7,000
Diluted EPS	7,024	7,000
Net income per Share:
Basic	$0.84	$1.74
Diluted	$0.84	$1.74

NOTE 5—INVESTMENT IN UNCONSOLIDATED AFFILIATE

The investment in unconsolidated affiliate consisted of the following:

	December 30, 2017	December 31, 2016	December 26, 2015
Carson-Dellosa Publishing, LLC	$—	$—	$715

The Company’s ownership interest in Carson-Dellosa Publishing had been 35% for all prior periods presented. The Company’s interest in Carson-Dellosa Publishing was accounted for under the cost method as the Company did not have significant influence over the investee.

On July 26, 2016, the Company sold its 35% interest in Carson Dellosa Publishing LLC for $9,839. The Company recorded a non-operating gain on disposal of $9,178. In accordance with the prior Term Loan Agreement, the Company used $8,053 of the net cash proceeds from this sale to paydown the Term Loan and used the remaining net cash proceeds to pay down the ABL.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

December 30, 2017	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$13,294	$(4,067)	$9,227
Publishing rights (20 years)	4,000	(917)	3,083
Trademarks (20 years)	26,587	(5,283)	21,304
Developed technology (7 years)	6,600	(4,321)	2,279
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(990)	210
Favorable leasehold interests (10 years)	2,160	(1,100)	1,060

Total intangible assets	$58,241	$(21,078)	$37,163

December 31, 2016	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(3,115)	$8,185
Publishing rights (20 years)	4,000	(717)	3,283
Trademarks (20 years)	22,700	(4,067)	18,633
Developed technology (7 years)	6,600	(3,379)	3,221
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(860)	340
Favorable leasehold interests (10 years)	2,160	(774)	1,386

Total intangible assets	$52,360	$(17,311)	$35,049

Intangible asset amortization expense included in selling, general and administrative expenses for fiscal 2017, fiscal 2016, short year 2015 and fiscal 2015 was $3,767, $3,603, $2,403, and $4,483 respectively.

Intangible asset amortization expense for each of the five succeeding fiscal years is estimated to be:

2018	$3,857
2019	$3,757
2020	$3,207
2021	$2,814
2022	$2,814

Due to a change in the Company’s reporting segments (see Note 14 – Segment Information), the Company’s reporting units and the goodwill allocated to the reporting units has changed. The table below shows the allocation of the recorded goodwill as of December 31, 2016 and December 30, 2017 for both the reporting units and reporting segments.

	Reporting Unit	Distribution Segment	Reporting Units		Curriculum Segment
	Distribution		Science	Reading		Total
Balance at December 31, 2016	$14,666	$14,666	$4,580	$2,342	$6,922	$21,588

Balance at December 30, 2017	$22,722	$22,722	$4,120	$—	$4,120	$26,842

A reporting unit is the level at which goodwill impairment is tested and can be an operating segment or one level below an operating segment, also known as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available for segment management to regularly review the operating results of that component. As the Company has reorganized and modified its internal reporting structure, it has determined that both the Distribution and Curriculum segments consists of one reporting unit, using the criteria under ASC 350-20-25. In addition, due to this change in the internal reporting structure the Company has reallocated all the goodwill in the former Reading reporting unit and a portion of the goodwill from the Science reporting unit to Distribution for fiscal 2017. In fiscal 2016, prior to the reorganization of the internal reporting structure, the Company had one reporting unit in the Distribution segment and two units, Science and Reading, within its Curriculum segment.

Based on ASU 2017-04, which the Company has elected to early adopt, goodwill impairment is based on the excess of a reporting unit’s carrying amount over its fair value.. The Company determines the fair value of the reporting unit, generally by utilizing a combination of the income approach (weighted 90%) and the market approach (weighted 10%) derived from comparable public companies. The Company believes that each approach has its merits. However, in the instances where the Company has utilized both approaches, the Company has weighted the income approach more heavily than the market approach because the Company believes that management’s assumptions generally provide greater insight into the reporting unit’s fair value. This fair value determination was categorized as level 3 in the fair value hierarchy pursuant to FASB ASC Topic 820, “Fair Value Measurement”. The estimated fair value of the reporting units is dependent on several significant assumptions, including earnings projections and discount rates.

Assumptions utilized in the impairment analysis are subject to significant management judgment. Changes in estimates or the application of alternative assumptions could have produced significantly different results

In performing the impairment assessments for fiscal 2017 and fiscal 2016, the Company estimated the fair value of its reporting units using the following valuation methods and assumptions:

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

	Fiscal 2017		Fiscal 2016
	Terminal Value Growth Rates	Discount Rate	Terminal Value Growth Rates	Discount Rate
Distribution	1.4%	13.0%	2.3%	13.0%
Reading	n/a	n/a	0.0%	11.5%
Science	1.4%	11.4%	1.7%	10.0%

2.	Market Approach (market multiples)—this method begins with the identification of a group of peer companies in the same or similar industries as the company reporting unit being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”). Various operating performance measurements of the reporting unit being valued are then benchmarked against the peer group and a discount rate or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the reporting unit being valued to arrive at an estimate of its fair value. A control premium is then applied to the equity value. The resulting multiples and control premiums were as follows:

	Fiscal 2017		Fiscal 2016
	EBITDA Multiples	Control Premium	EBITDA Multiples	Control Premium
Distribution	5.5x	10.3%	5.9x	10.3%
Reading	n/a	n/a	7.8x	11.7%
Science	6.2x	11.7%	6.2x	11.7%

In completing the fiscal 2017 assessment, the fair values of the Distribution and Science reporting units were in excess of their carrying values by over 30%. In order to conclude upon the assumptions for the discounted cash flow analysis, the Company considered multiple factors, including (a) macroeconomic conditions, (b) industry and market factors such as school funding trends and school construction forecasts, (c) overall financial performance such as planned revenue, profitability and cash flows and (d) the expected impact of revenue enhancing and cost saving initiatives.

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 30, 2017	December 31, 2016
Projects in progress	$5,186	$4,707
Buildings and leasehold improvements	3,048	3,347
Furniture, fixtures and other	60,046	48,224
Machinery and warehouse equipment	13,813	13,296

Total property, plant and equipment	82,093	69,574
Less: Accumulated depreciation	(48,514)	(40,890)

Net property, plant and equipment	$33,579	$28,684

Depreciation expense for fiscal 2017, fiscal 2016, short year 2015, and fiscal 2015 was $10,294, $10,260, $9,241, and $14,750, respectively.

NOTE 8—DEBT

Long-Term Debt

Long-term debt as of December 30, 2017 and December 31, 2016 consisted of the following:

	December 30, 2017	December 31, 2016
ABL Facility, maturing in 2022	$—	$—
New Term Loan, maturing in 2022	121,938	—
Term Loan	—	122,226
Term Loan Original Issue Discount	—	(1,377)
Unamortized New Term Loan Debt Issuance Costs	(3,205)	—
Unamortized Term Loan Debt Issuance Costs	—	(3,388)
Deferred Cash Payment Obligations, maturing in 2019	22,830	20,026

Total debt	141,563	137,487
Less: Current maturities	(10,989)	(5,493)

Total long-term debt	$130,574	$131,994

ABL Facility

On June 11, 2013, the Company entered into a Loan Agreement (the “ABL Facility”) by and among the Company, Bank of America, N.A., as Agent, SunTrust Bank, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Bookrunners, and the Lenders that are party to the ABL Facility (the “Asset-Based Lenders”).

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

On April 7, 2017, the Company executed the Third Amendment to its ABL Facility (the “ABL Amendment”). The ABL Amendment provided a new lower pricing tier of LIBOR plus 125 basis points, a seasonal increase in the borrowing base of 5.0% of eligible accounts receivable for the months of March through August, and the inclusion of certain inventory in the borrowing base, which previously had been excluded. Additionally, certain conforming changes were made in connection with the entry into the New Term Loan Agreement (as defined below). The ABL Amendment extends the maturity of the ABL Facility, as amended, to April 7, 2022 (“ABL Termination Date”), provided that the ABL Termination Date will automatically become due February 7, 2022 unless the New Term Loan (as defined below) has been repaid, prepaid, refinanced, redeemed, exchanged, amended or otherwise defeased or discharged prior to such date.

Pursuant to an Amended and Restated Guarantee and Collateral Agreement dated as of April 7, 2017 (the “ABL Security Agreement”), the ABL Facility is secured by a first priority security interest in substantially all assets of the Company and the subsidiary borrowers. Under the New Intercreditor Agreement (as defined below), the ABL Lenders have a first priority security interest in substantially all working capital assets of the Company and the subsidiary borrowers, and a second priority security interest in all other assets, subordinate only to the first priority security interest of the New Term Loan Lenders (as defined below) in such other assets.

The effective interest rate under the ABL Facility for the twelve months ended December 30, 2017 was 5.66%, which includes interest on borrowings of $884, amortization of loan origination fees of $507 and commitment fees on unborrowed funds of $339. The effective interest rate under the ABL Facility for the twelve months ended December 31, 2016 was 6.01%, which includes interest on borrowings of $685, amortization of loan origination fees of $778 and commitment fees on unborrowed funds of $347. Outstanding borrowings on the ABL Facility were $0 as December 30, 2017, while the excess availability on that date for the ABL Facility, as amended, was $57.8 million. Up to $20,000 of the ABL Facility may be used for the issuance of letters of credit. There were $1,073 of undrawn letters of credit outstanding as of December 30, 2017.

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

The ABL Facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to a springing financial covenant relating to the Company’s fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions and dividends and other restricted payments.

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

The Term Loan required the Company to enter into an interest rate hedge, within 90 days of the Effective Date, in an amount equal to at least 50% of the aggregate principal amount outstanding under the Term Loan. The purpose of the interest rate hedge was to effectively subject a portion of the Term Loan to a fixed or maximum interest rate. As such, the Company entered into an interest rate swap agreement on August 27, 2013 that effectively fixed the interest payments on a portion of the Company’s variable-rate debt. The swap, which terminated on September 11, 2016, effectively fixed the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The Company did not enter into a subsequent interest rate swap after the termination of the above-mentioned interest rate swap. During the second quarter of fiscal 2016, the fair value of the derivative increased by $91 and a gain of $91 was recognized. During the first half of fiscal 2016, the fair value of the derivative increased by $174 and a gain of $174 was recognized. The gains related to the derivative were recorded in “Change in fair value of interest rate swap” on the consolidated statement of operations.

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

During fiscal 2017, the Company recorded a non-cash charge of $4.3 million related to the write-off of $3.1 million of remaining unamortized debt issuance costs and $1.2 million of remaining original issue discount both of which were associated with the repayment of the Term Loan on April 7, 2017.

New Term Loan

On April 7, 2017, the Company entered into a Loan Agreement (the “New Term Loan Agreement”) among the Company, as borrower, certain of its subsidiaries, as guarantors, the financial parties party thereto, as lenders (the “New Term Loan Lenders”) and TCW Asset Management Company LLC, as the agent.

Under the New Term Loan Agreement, the Term Loan Lenders agreed to make a term loan (the “New Term Loan”) to the Company in aggregate principal amount of $140,000. The initial draw on the New Term Loan at closing was $110,000. These proceeds, along with proceeds received from a draw on the ABL Facility (as defined below), were used to repay the Term Loan which had a remaining principal balance including accrued interest of $118,167. The New Term Loan Agreement provides for a delayed draw feature that allows the Company to draw up to an additional $30,000 through April 7, 2019. The ability to access the delayed draw commitment is subject to compliance with certain terms and conditions. The proceeds from the delayed draw can be used to fund distributions, permitted acquisitions, and repayments of existing indebtedness. In the third quarter of fiscal 2017, the Company drew $14,000 under the delayed draw term loan feature in conjunction with the Triumph Learning acquisition. At the Company’s option, the New Term Loan interest rate will be either the prime rate or the LIBOR rate (with a LIBOR floor of 1.0%), plus an applicable margin based on the Company’s net senior leverage ratio. The Company may specify the interest rate period of one, three or six months for interest on loans under the New Term Loan Agreement bearing interest based on the LIBOR rate. The New Term Loan currently bears interest at a rate of one month LIBOR plus 625 basis points.

The New Term Loan matures on April 7, 2022. The New Term Loan requires scheduled quarterly principal payments of 0.625% of the original principal amount which commenced June 30, 2017 and continue through the quarter ended March 31, 2019. Subsequent to March 31, 2019, the scheduled quarterly principal payments are 1.250% of the original principal amount. Required scheduled quarterly principal payments on borrowings under the delayed-draw feature will begin at the end of the quarter following the draw.. In addition to scheduled quarterly principal repayments, the New Term Loan Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including but not limited to certain asset dispositions, extraordinary receipts, and the issuance or sale of any indebtedness or equity interests (other than permitted issuances or sales). The New Term Loan Agreement also requires prepayments at specified levels from the Company’s excess cash flow. As of December 30, 2017, the Company’s excess cash flow obligation under the New Term Loan Agreement was $7,801. As such, this amount was classified as current maturities of long-term debt. The Company is also permitted to voluntarily prepay the New Term Loan in whole or in part. Voluntary prepayments made before April 7, 2018 will be subject to an early prepayment fee of 2.0%, while any voluntary prepayment made on or after April 7, 2018, but before April 7, 2019, will be subject to a 1.0% early prepayment fee. Voluntary prepayments made on or after April 7, 2019 will not be subject to an early payment fee. All prepayments of the loans will be applied first to that portion of the loans comprised of prime rate loans and then to that portion of loans comprised of LIBOR rate loans. The New Term Loan Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants commencing with the year ending December 30, 2017 relating to the Company’s fixed charge coverage ratio and net senior leverage ratio, and an annual limitation on capital expenditures and product development investments, collectively. The Company was in compliance with all such financial covenants during fiscal 2017.

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

The effective interest rate under the New Term Loan for the three months ended December 30, 2017 was 8.97%, which includes interest on borrowings of $9,667 and amortization of loan origination fees of $845. As of December 30, 2017, the outstanding balance on the New Term Loan Credit Agreement was $121,938. Of this amount, $10,989 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

The Company has estimated that the fair value of its New Term Loan (valued under Level 3) as of December 30, 2017 approximated the carrying value of $121,938.

Deferred Cash Payment Obligations

In connection with the previously disclosed 2013 Reorganization Plan, general unsecured creditors are entitled to receive a deferred cash payment obligation of 20% of the allowed claim in full settlement of the allowed unsecured claims. Such payment accrues quarterly paid-in-kind interest of 5% per annum beginning on the Effective Date. Trade unsecured creditors had the ability to make a trade election to provide agreed upon customary trade terms. If the election was made, those unsecured trade creditors received a deferred cash payment obligation of 45% of the allowed claim in full settlement of those claims. As of the Effective Date, the deferred payment obligations under the trade elections began to accrue quarterly paid-in-kind interest of 10% per annum. All deferred cash payment obligations, along with interest paid-in-kind, are payable in December 2019.

The Company’s reconciliation of general unsecured claims was completed in fiscal 2015. As of December 30, 2017, the Company’s deferred payment obligations were $22,830, of which $3,083 represents a 20% recovery for the general unsecured creditors and $12,095 represents a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $7,652 related to accrued paid-in-kind interest.

NOTE 9—INCOME TAXES

The provision for income taxes consists of:

	Fiscal Year Ended December 30, 2017 (52 weeks)	Fiscal Year Ended December 31, 2016 (53 weeks)	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015
Current income tax expense/(benefit):
Federal	$31	$(87)	$428	$—
State	506	235	190	252
Foreign	(85)	—	97	365

Total	452	148	715	617
Deferred income tax expense/(benefit):
Federal	(1,626)	—	—	—
State	(258)	—	—	—
Foreign	23	(184)	1	—

Total	(1,861)	(184)	1	—

Total provision for/(benefit from) income taxes	$(1,409)	$(36)	$716	$617

Deferred taxes are comprised of the following:

	Fiscal Year Ended December 30, 2017 (52 weeks)	Fiscal Year Ended December 31, 2016 (53 weeks)	Thirty-Five Weeks Ended December 26, 2015	April 25, 2015
Inventory	$3,072	$4,762	$4,284	$3,823
Allowance for doubtful accounts	265	461	411	303
Accrued liabilities	264	1,830	1,207	(748)
Debt issuance costs	(21)	(1,249)	(1,282)	(868)
Foreign tax and AMT credit carryforward	6,852	11,576	11,506	11,075
Net operating loss carryforward	1,367	3,016	1,670	10,208
Property and equipment	(4,200)	(5,738)	(5,319)	(6,534)
Accrued liabilities	1,383	705	1,510	635
Intangible assets	(585)	3,493	8,107	19,145
Investment in noncontrolling interest	—	—	5,553	5,879
Development costs and other	—	—	(1,279)	(1,211)
Capital loss carryforward	912	—	—	—
Valuation allowance	(7,263)	(18,671)	(26,363)	(41,705)

Net non-current deferred tax assets	$2,046	$185	$5	$2

In December 2017, the Tax Act was enacted into law, significantly changing income tax law that affects U.S. corporations. Key changes included a corporate tax rate reduction from 35 percent to 21 percent effective January 1, 2018, expensing of certain qualified property, significant changes to the U.S international tax system such as a one-time transition tax on accumulated foreign earnings, and how foreign earnings are subject to U.S. tax. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued in the future, the Company has not completed its analysis of the effects of the Tax Act as it relates to the one-time transition tax on accumulated foreign earnings. The Company has estimated the impact of the one-time transition tax to be between zero and $1,000. For the period ended December 30, 2017, the Company recorded a tax expense of $704 associated with the re-measurement of deferred taxes for the corporate rate reduction and a provisional tax provision of zero for the one-time transition tax. The provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon the Company’s ongoing analysis of its data and tax positions along with new guidance from regulators and interpretations of the law.

The Company has determined that an ownership change occurred in fiscal 2013 that is subject to IRC Section 382. Due to the limitations imposed under Section 382, certain federal and state deferred tax attributes, such as foreign tax credits, may be significantly reduced over the next five years.

In the fourth quarter of fiscal 2017, the Company decreased its valuation allowance by $1.7 million. Based on the Company’s trend of positive earnings before tax plus projections of the future earnings before tax we believe it is more likely than not that we will realize the tax benefit associated with $1.7 million of net deferred tax assets. As of December 30, 2017, the Company continued to maintain a valuation allowance of $7.3 million against its foreign tax credits and capital loss carryovers based on projections that reflect minimal to zero foreign source income and capital gains. In fiscal 2016, the Company decreased its tax valuation allowance to $18,671 from $26,363 at the end of short year 2015. This decrease related primarily to the utilization of deferred tax assets to offset the Company’s pre-tax income generated during fiscal 2016. In short year 2015, the Company decreased its tax valuation allowance to $26,363 from $41,705 at the end of fiscal 2015. This decrease related primarily to the utilization of tax net operating losses and adjustments to the deferred tax asset associated with the company’s goodwill balances. In fiscal 2015, the Company increased its tax valuation allowance from $30,573 to $41,705 related primarily to the tax net operating loss generated in fiscal 2015. As of December 30, 2017, the Company had an immaterial amount of unremitted earnings from foreign investments.

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal Year Ended December 30, 2017 (52 weeks)	Fiscal Year Ended December 31, 2016 (53 weeks)	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.7%	1.6%	3.8%	3.1%
Foreign income tax	-1.1%	-1.3%	0.6%	-1.1%
Alternative Minimum Tax	—	—	3.4%	—
Deemed dividend, meals and entertainment and other	1.4%	0.0%	0.3%	—
Impact of tax reform on deferred	13.1%	—	—	—
Realizable built-in loss adjustment	20.9%	11.3%	9.9%	-8.2%
Valuation allowance	-98.3%	-46.9%	-48.5%	-30.7%

Effective income tax rate	-26.3%	-0.3%	4.5%	-1.9%

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

As of December 30, 2017, December 31, 2016, December 26, 2015, and April 25, 2015, the Company’s liability for uncertain tax positions, net of federal tax benefits, was $172, $84, $482, and $503, respectively, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes in the amount of uncertain tax positions within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

The following table summarizes the activity related to the Company’s gross liability for uncertain tax positions:

Balance at April 26, 2014 (Successor Company)	$398

Increase related to current year tax provision	598
Adjustments to provision related to assessments	(493)

Balance at April 25, 2015 (Successor Company)	$503

Increase related to current year tax provision	29
Adjustments to provision related to assessments	(50)

Balance at December 26, 2015 (Successor Company)	$482

Increase related to current year tax provision	227
Adjustments to provision related to assessments	(625)

Balance at December 31, 2016 (Successor Company)	$84

Increase related to current year tax provision	89
Adjustments to provision related to assessments	(1)

Balance at December 30, 2017 (Successor Company)	$172

NOTE 10—OPERATING LEASE COMMITMENTS

The Company leases various types of warehouse and office facilities and equipment, under lease agreements which expire at various dates. Future minimum lease payments under operating leases for the Company’s fiscal years are as follows:

2018	$5,615
2019	3,918
2020	3,075
2021	540
2022	56
Thereafter	122

Total minimum lease payments	$13,326

Rent expense for fiscal 2017, fiscal 2016, short year 2015, and fiscal 2015, was $7,232, $7,066, $4,756, and $7,423, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS

The Company sponsored the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. In January 2015, the 401(k) Plan assets were transferred into a 401(k) plan sponsored by the Company’s professional employment organization. This new 401(k) plan operates in a similar fashion to the previous plan. The Company has the discretion to match a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. In short year 2015 and fiscal 2015, the Company did not make any 401(k) match due to the economic conditions and the Company’s liquidity position. However, the Company reinstated a 401(k) match in the third quarter of fiscal 2016. The amount of the match in fiscal 2017 and fiscal 2016 was $704 and $259, respectively.

NOTE 12—STOCKHOLDERS’ EQUITY

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

	Income/(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Fiscal 2017:
Basic EPS	$6,779	7,000	$0.97

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	24

Diluted EPS	$6,779	7,024	$0.97

Fiscal 2016:
Basic EPS	$14,764	7,000	$2.11

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Diluted EPS	$14,764	7,000	$2.11

Short Year 2015:
Basic EPS	$15,301	7,000	$2.19

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Diluted EPS	$15,301	7,000	$2.19

Fiscal 2015:
Basic EPS	$(33,532)	7,000	$(4.79)

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Diluted EPS	$(33,532)	7,000	$(4.79)

The Company had employee stock options outstanding of 714, 490, 511, and 511 for fiscal 2017, fiscal 2016, short year 2015, and fiscal 2015, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 13—SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

As of December 30, 2017, the Company had one share-based employee compensation plan; the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. On April 24, 2014,

School Specialty, Inc.’s CEO was awarded 228 stock options under the 2014 Plan. Other members of management were awarded 455 stock options during fiscal 2015, 175 of which were cancelled in fiscal 2015 subsequent to the award due to terminations of employment. September 4, 2014, the date on which the stockholders approved the 2014 Plan, was considered the grant date, or measurement date, for those awards issued prior to this date. As such, those awards made prior to September 4, 2014 were not considered outstanding and no expense associated with those awards was recognized prior to that date. There were 478 stock options awarded prior to the measurement date.

The 228 stock options that were awarded to the Company’s CEO vest as to one-fourth of the options on the first four anniversaries of the date of the award. The 455 options that were awarded to other members of management vest as to one-half of the options on the second anniversary date of award and as to one-fourth of the options on each of the third and fourth anniversaries of the award date.

The Company made awards of stock options to purchase 238 shares during fiscal 2017 to members of management including its CEO. The options awarded to the Company’s CEO will vest as to one-fourth of the options on the first four anniversaries of the date of the award. The options that were awarded to the other members of management will vest as to one-half of the options on the second anniversary of the date of the award and as to one-fourth of the options on each of the third and fourth anniversaries of the award date.

The fair-value of the options granted in fiscal 2017 was $10.14 per share. The fair value of the options is estimated on the measurement date using the Black-Scholes single option pricing model. The assumptions included a risk-free rate of 1.92%, expected volatility of 59% and an expected term of 6.3 years.

A summary of option transactions for fiscal 2015, short year 2015, fiscal 2016 and fiscal 2017 were as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Granted	686	18.57
Exercised	—	—
Canceled	(175)	18.57

Balance at April 25, 2015	511	$18.57	56	$18.57

Granted	—	—
Exercised	—	—
Canceled	—	—

Balance at December 26, 2015	511	$18.57	56	$18.57

Granted	—	—
Exercised	—	—
Canceled	(21)	18.57

Balance at December 31, 2016	490	$18.57	224	$18.57

Granted	238	—
Exercised	—	—
Canceled	(7)	18.57

Balance at December 30, 2017	721	$18.57	350	$18.57

The weighted average life remaining of the stock options outstanding as of December 30, 2017 was 7.4 years and as of December 31, 2016 was 7.6 years.

As of December 30, 2017 and December 31, 2016, 351 and 231 outstanding options have vested and 7 options were forfeited.

The weighted average fair value per share of options granted during fiscal 2017 and fiscal 2015 was $10.14 and $7.87, respectively. There were no options granted during fiscal 2016 or short year 2015. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

	Fiscal 2017	Fiscal 2015
Average-risk free interest rate	2.30%	1.95%
Expected volatility	59.00%	48.00%
Expected term	6.3 years	6.3 years

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

In fiscal 2015, short year 2015, and fiscal 2017 there were no shares of restricted stock awarded.

The following table presents the share-based compensation expense recognized for fiscal 2017, fiscal 2016, short year 2015, and fiscal 2015:

	Fiscal Year Ended December 30, 2017		Fiscal Year Ended December 31, 2016		Thirty-Five Weeks Ended December 26, 2015		Fiscal 2015
	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$1,470	$1,340	$1,043	$1,043	$696	$696	$581	$581
RSUs	764	697	572	572	—	—	—	—

Total stock-based compensation expense	$2,234	$2,036	$1,615	$1,615	$696	$696	$581	$581

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. The Company records actual forfeitures in the period the forfeiture occurs. The income tax benefit recognized related to share-based compensation expense was $0 for fiscal 2017, fiscal 2016, short year 2015, and fiscal 2015, respectively. Other than recording the effect of cancelling the equity awards, the Company recognized share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards.

The total unrecognized share-based compensation expense as of December 30, 2017, December 31, 2016, December 26, 2015, and April 25, 2015 were as follows:

	December 30, 2017	December 31, 2016	December 26, 2015	April 25, 2015
Stock Options, net of actual forfeitures	$2,422	$1,683	$2,726	$3,422
Restricted Stock Units	928	1,697	—	—

On May 28, 2014, the Board granted 39 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. Prior to the approval of the 2014 Plan at the Annual Meeting of Stockholders on September 4, 2014, the SARs were not considered outstanding or granted, and therefore, no expense was recognized prior to this date. On July 31, 2015, the Board granted 39 SARs to each of the two new non-employee members of the Board. Each SAR has a grant date value of $18.57 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. Since the Company’s stock trading price was less than each SAR’s exercise price as of December 30, 2017, no expense or liability was recorded for the SARs. The SARs vested as to one-half of the SARs on the second anniversary of the date of grant and will vest as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. Total SARs that remain outstanding as of December 30, 2017 are 154.

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

Beginning in the second quarter of fiscal 2017, the Company revised its internal management reporting structure whereby a) a new Instruction & Intervention product line included in the Distribution segment was formed consisting of its Reading product lines, formerly managed as a separate product line and the supplemental education products, which were previously included within the former Instructional Solutions product line, b) the early learning and special needs products from the former Instructional Solutions product line are reported within the Supplies product line and c) the science supplies, previously included in the Science product line, within the Curriculum operating segment, were combined within the Supplies product line within the Distribution operating segment. The Company has revised its go-to-market strategy and management structure resulting in the alignment of the reading and science supply products to be consistent with other distributed items within the Distribution operating segment. This change also is consistent with the Company’s internal realignment of the new team sell model established in 2017 whereby every customer, district and territory will have a Distribution team supporting their business. The Distribution sales team focuses on selling all Distribution segment products, including the reading and science supplies items. The Distribution segment offers products primarily to the PreK-12 education market that include basic classroom supplies and office products, instructional materials, indoor and outdoor furniture and equipment, physical education equipment, classroom technology, and planning and organizational products.

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

While a significant majority of revenue and assets are derived from the Company’s U.S. operations, the Company had Canadian revenue of $20,504, $20,306, $16,390, and $22,600, for fiscal 2017, fiscal 2016, short year 2015, and fiscal 2015, respectively, and long-term assets of $6 and $27 as of December 30, 2017 and December 31, 2016. As of December 30, 2017, and December 31, 2016 these long-term assets are primarily Property, Plant and Equipment. The majority of the Canadian revenue is reflected in the Distribution segment and all of the Canadian assets are in the Distribution segment.

The following table presents segment information:

	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015
Revenues:
Distribution	$594,955	$598,840	$466,323	$583,774
Curriculum	63,428	57,482	37,955	38,094

Total	$658,383	$656,322	$504,278	$621,868

Gross Profit:
Distribution	$208,771	$210,490	$167,512	$211,976
Curriculum	34,468	29,438	18,875	16,182

Total	$243,239	$239,928	$186,387	$228,158

Operating income (loss) and income (loss) before taxes:
Operating income (loss)	24,858	22,961	29,893	(13,090)
Interest expense and reorganization items, net	19,488	8,233	13,876	19,825

Income (loss) before provision for income taxes	$5,370	$14,728	$16,017	$(32,915)

	December 30, 2017	December 31, 2016	December 26, 2015	April 25, 2015
Identifiable assets:
Distribution	$230,449	$206,353	$186,752	$212,778
Curriculum	48,894	47,461	76,659	81,084
Corporate assets (1).	33,064	33,793	11,078	13,810

Total	$312,407	$287,607	$274,489	$307,672

	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015
Depreciation and amortization of intangible assets and development costs:
Distribution (2)	$15,861	$16,216	$12,428	$29,813
Curriculum (3)	3,759	5,135	4,508	6,443

Total	$19,620	$21,351	$16,935	$36,256

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$15,614	$12,207	$4,711	$13,106
Curriculum	3,129	2,154	2,496	4,275

Total	$18,743	$14,361	$7,207	$17,381

(1)	Assets in Corporate include non-allocable cash, restricted cash, capitalized debt issuance costs for our ABL and investment in unconsolidated affiliate.
(2)	In fiscal 2015, the Company recorded an impairment charge of $2,713 related to the amortizable asset associated with the Agenda product category’s digital content and digital delivery development efforts, which is included in the $21,025 for Distribution.
(3)	In fiscal 2016, the Company recorded accelerated amortization of certain product development assets in Curriculum of $1,347. In fiscal 2015, the Company recorded accelerated amortization of certain product development assets in the amount of $2,310 for Distribution and $1,380 for Curriculum.

The Distribution capital expenditures number above exclude acquired assets from Triumph Learning.

The following table shows the Company’s revenues by each major product line within its two segments:

	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015
Distribution revenues by product line:
Supplies	$305,423	$315,986	$233,919	$314,615
Furniture	190,766	183,060	141,280	132,150
Instruction & Intervention	43,294	37,117	29,372	54,429
AV Tech	17,200	18,023	13,171	24,510
Planners	34,157	41,126	47,193	53,153
Freight Revenue	10,326	9,396	4,443	9,050
Customer Allowances / Discounts	(6,211)	(5,868)	(3,055)	(4,133)

Total Distribution Segment	$594,955	$598,840	$466,323	$583,774
Curriculum revenues by product line:
Science	$63,428	$57,482	$37,955	$38,094

Total Curriculum Segment	$63,428	$57,482	$37,955	$38,094

Total revenues	$658,383	$656,322	$504,278	$621,868

NOTE 15—RESTRUCTURING

In fiscal 2017, fiscal 2016, short year 2015, and fiscal 2015 the restructuring costs associated with severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs and are included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring at April 25, 2015	$—	$—	$1,579	$1,579

Amounts charged to expense	—	—	901	901
Payments	—	—	(2,105)	(2,105)

Accrued Restructuring at December 26, 2015	$—	$—	$375	$375

Amounts charged to expense	—	—	1,740	1,740
Payments	—	—	(1,554)	(1,554)

Accrued Restructuring at December 31, 2016	$—	$—	$561	$561

Amounts charged to expense	—	—	421	421
Payments	—	—	(932)	(932)

Accrued Restructuring at December 30, 2017	$—	$—	$50	$50

NOTE 16—COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 17—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for fiscal 2017 and fiscal 2016:

	Fiscal 2017
	First	Second	Third	Fourth	Total
Revenues	$97,110	$160,177	$288,641	$112,455	$658,383
Gross profit	34,524	60,495	107,128	41,092	243,239
Operating income (loss)	(13,117)	8,730	42,296	(13,051)	24,858
Net income (loss)	(16,775)	136	34,145	(10,727)	6,779
Basic earnings per share of common stock:
Earnings/(loss)	$(2.40)	$0.02	$4.88	$(1.53)	$0.97

Diluted earnings per share of common stock:
Earnings/(loss)	$(2.40)	$0.02	$4.86	$(1.53)	$0.97

	Fiscal 2016
	First	Second	Third	Fourth	Total
Revenues	$93,725	$145,858	$301,569	$115,170	$656,322
Gross profit	35,465	55,599	111,558	37,306	239,928
Operating income (loss)	(12,012)	2,004	47,011	(14,042)	22,961
Net income (loss)	(12,303)	(1,986)	42,895	(13,842)	14,764
Basic earnings per share of common stock:
Earnings/(loss)	$(1.76)	$(0.28)	$6.13	$(1.98)	$2.11

Diluted earnings per share of common stock:
Earnings/(loss)	$(1.76)	$(0.28)	$6.13	$(1.98)	$2.11

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

NOTE 18—SUPPLEMENTAL COMPARATIVE INFORMATION (UNAUDITED)

For comparative purposes, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the fifty-two weeks ended December 26, 2015 (unaudited) are presented as follows:

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)
Fifty-Two Weeks Ended December 26, 2015
Revenues	$637,464
Cost of revenues	405,123

Gross profit	232,341
Selling, general and administrative expenses	224,937
Facility exit costs and restructuring	3,117
Impairment charge	2,714

Operating income (loss)	1,573
Other expense:
Interest expense	18,838
Loss on early extinguishment of debt	877
Early termination of long-term indebtedness	200
Change in fair value of interest rate swap	(125)

Loss before provision for income taxes	(18,217)
Provision for income taxes	1,348

Net loss	$(19,565)

Weighted average shares outstanding:
Basic and Diluted	7,000
Net income (loss) per share:
Basic and Diluted	$(2.80)

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)
Fifty-Two Weeks Ended December 26, 2015
Cash flows from operating activities:
Net loss	$(19,565)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	18,610
Amortization of development costs	11,490
Loss on early extinguishment of debt	877
Unrealized foreign exchange loss	740
Early termination of long-term indebtedness	200
Impairment of goodwill and intangible assets	2,714
Amortization of debt fees and other	1,855
Change in fair value of interest rate swap	(125)
Share-based compensation expense	1,135
Deferred taxes	569
Loss on disposal of property, equipment, other	720
Non-cash interest expense	1,647
Changes in current assets and liabilities:
Accounts receivable	2,157
Inventories	(1,018)
Deferred catalog costs	811
Prepaid expenses and other current assets	3,402
Accounts payable	499
Accrued liabilities	7,500

Net cash provided by operating activities	34,218

Cash flows from investing activities:
Additions to property, plant and equipment	(8,829)
Investment in product development costs	(5,294)
Proceeds from sale of assets	1,684

Net cash used in investing activities	(12,439)

Cash flows from financing activities:
Proceeds from bank borrowings	332,407
Repayment of bank borrowings	(349,901)
Early termination of long-term indebtedness	(200)
Payment of debt fees and other	(214)

Net cash used in financing activities	(17,908)

Effect of exchange rate changes on cash	(2,971)
Net increase in cash and cash equivalents	900
Cash and cash equivalents, beginning of period	11,965

Cash and cash equivalents, end of period	$12,865

Supplemental disclosures of cash flow information:
Interest paid	$15,336
Income taxes paid	$594

The following tables present comparative segment information (See Note 14 – Segment Information) fifty-two weeks ended December 26, 2015 (unaudited):

(Unaudited)
Fifty-Two Weeks Ended December 26, 2015
Revenues:
Distribution	$591,277
Curriculum	46,187

Total	$637,464

Gross Profit:
Distribution	$211,167
Curriculum	21,174

Total	$232,341

Operating income (loss) before taxes:
Operating income (loss)	$1,573
Interest expense and reorganization items, net	19,790

Income (loss) before provision for income taxes	$(18,217)

(Unaudited)
Fifty-Two Weeks Ended December 26, 2015
Depreciation and amortization of intangible assets and development costs:
Distribution	$23,818
Curriculum	6,282

Total	$30,100

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$9,944
Curriculum	4,179

Total	$14,123

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the period covered by this annual report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were not effective for the purposes set forth in the definition of the Exchange Act rules, due to material weaknesses in our internal control over financial reporting. Additional information regarding that material weaknesses is included below in Management’s Report on Internal Control over Financial Reporting. Notwithstanding material weaknesses that existed as of December 30, 2017, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As such term is defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Management’s internal control assessment for 2017 did not extend to the operations of Triumph Learning. for 2018, Triumph Learnings operations will be integrated with the rest of the Company.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria, management concluded that as of December 30, 2017, the Company’s internal control over financial reporting was not effective for the purposes set forth in the definition of the Exchange Act rules due to material weaknesses in internal control over financial reporting as of December 30, 2017.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has insufficient general information technology controls which impacts the reliability of automated inventory and revenue controls. As such, these automated inventory and revenue controls are determined to be ineffective. While the Company has operational procedures in the areas of inventory and revenue control, they are not designed, executed and/or documented in a manner that is sufficient to be considered effective manual controls in accordance with the criteria established by Internal Control – Integrated Framework 2013. Based on the Company’s inability to rely on these automated and manual controls, the Company has concluded it has material weaknesses in controls related to: a) inventory quantities at the locations subject to routine cycle counts; and b) the accuracy of pricing and quantities shipped to customers. We did not identify any adjustments to our financial statements as a result of either the identification of these material weaknesses, our additional review of these areas, or our initial implementation of measures to remediate these material weaknesses, as described below.

We have implemented certain measures to remediate these material weaknesses. For example, certain IT associate access levels within our information technology systems have been restricted, and procedures have been adopted whereby system access levels are reviewed, and documented, on a regular basis. We also have hired IT associates with requisite experience to assist us in remediation of system access and change management controls within our IT environment. We believe that the combination of the actions we have taken, and the implementation of additional planned enhanced control procedures, including maintaining and enhancing documentation of our manual operating controls will remediate these material weaknesses during 2018.

The Company’s internal control over financial reporting as of December 30, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report dated March 14, 2018 included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

School Specialty, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of School Specialty, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

Management identified material weaknesses related to (i) inventory quantities subject to routine cycle counts and (ii) accuracy of pricing and quantities shipped to customers. These material weaknesses resulted from the aggregation of control deficiencies in manual controls and general information technology controls that impact the operating effectiveness of automated controls in the affected areas of inventory and revenue.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 30, 2017. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 14, 2018 which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of the business acquired from Triumph Learning, LLC through an asset acquisition, which constitutes one and seven percent of total assets and revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2017. As indicated in Management’s Report, the operations of Triumph Learning were acquired during 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the operations of Triumph Learning.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Other information

We do not express an opinion or any other form of assurance on management’s remediation plans for the identified material weaknesses.

/s/ GRANT THORNTON LLP

Appleton, Wisconsin

March 14, 2018

Changes in Internal Controls

None

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)	Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2018, under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)	Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2018, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d)	We have adopted a Code of Ethics that applies to our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is posted on our internet website at www.schoolspecialty.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and Item 406 of Regulation S-K by posting such information on our internet website.

(e)	There were no material changes in fiscal 2017 to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2018, under the captions “Executive Compensation Discussion and Analysis,” and which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 2018, under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information,” and which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2018, under the captions “Related Party Transactions” and “Corporate Governance,” which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2018, under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements (See Part II, Item 8).

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016

Consolidated Statements of Operations for fiscal 2017, fiscal 2016, the thirty-five week period ended December 26, 2015, and fiscal 2015

Consolidated Statements of Comprehensive Income (Loss) for fiscal 2017, fiscal 2016, the transition period ended December 26, 2015, and fiscal 2015

Consolidated Statements of Stockholders’ Equity for fiscal 2017, fiscal 2016, transition period ended December 26, 2015, and fiscal 2015

Consolidated Statements of Cash Flows for fiscal 2017, fiscal 2016, the transition period ended December 26, 2015, and fiscal 2015

Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedule (See Exhibit 99.1).

Schedule for Fiscal 2017, Fiscal 2016, Thirty-Five weeks ended December 26, 2015, and Fiscal 2015: Schedule II – Valuation and Qualifying Accounts.

(a)(3)    Exhibits.

See (b) below

(b)    Exhibits.

See the Exhibit Index, which is incorporated by reference herein

(c)	Financial Statements Excluded from Annual Report to Stockholders.

Not applicable

Item 16.	Form 10-K Summary.

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation of School Specialty, Inc., (complete copy, as Amended through August 15, 2017) as filed on November 8, 2017, incorporated herein by reference to Exhibit 3.1(b) to School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017.

3.2	Amended and Restated Bylaws dated July 9, 2014, incorporated herein by reference to Exhibit 3.1(a) of School Specialty, Inc., Current Report on Form 8-K filed July 15, 2014.

10.3	Loan Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Bank of America, N.A. as agent, incorporated herein by reference to Exhibit 10.39 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.4	Credit Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent, incorporated herein by reference to Exhibit 10.40 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.5	Guarantee and Collateral Agreement dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Bank of America, N.A., incorporated herein by reference to Exhibit 10.41 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.6	Guarantee and Collateral Agreement dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Credit Suisse AG, as Collateral Agent, incorporated herein by reference to Exhibit 10.42 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.10*	Amended and Restated Employment Agreement between Joseph M. Yorio and School Specialty, Inc., dated March 23, 2016, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.11*	Amended and Restated Stock Option Agreement between Joseph M. Yorio and School Specialty, Inc., dated March 23, 2016, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.12*	2014 Incentive Plan, incorporated by reference to Exhibit 10.3 of School Specialty’s Current Report on Form 8-K dated April 28, 2014.

10.13*	Form of Executive Stock Option Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 27, 2014.

10.14*	Form of Director Stock Appreciation Right Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 29, 2014.

10.17	First Amendment, Consent and Limited Waiver to Loan Agreement among School Specialty, Inc., and certain of its subsidiaries, Bank of America, N.A., SunTrust Bank and Bank of Montreal, as lenders, and Bank of America, N.A. as agent for the lender, incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 31, 2014.

10.18	Amendment No. 1 to the Credit Agreement, dated June 11, 2013, among School Specialty, Inc., the lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent for the lender, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 31, 2014.

Exhibit Number	Document Description

10.19*	Employment Agreement between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 27, 2014.

10.20*	Stock Option Agreement by and between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 27, 2014.

10.22*	Employment Agreement between School Specialty, Inc. and Edward J. Carr, Jr. dated January 19, 2015, incorporated herein by reference to Exhibit 10.8 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 24, 2015.

10.23*	Stock Option Agreement by and between School Specialty, Inc. and Edward J. Carr, Jr. dated January 19, 2015, incorporated herein by reference to Exhibit 10.9 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 24, 2015.

10.24	Second Amendment to Loan Agreement among the Company, certain of its subsidiaries, Bank of America, N.A. and Bank of Montreal, as lenders, and Bank of America, N.A., as agent for the lenders, incorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2015.

10.26	Loan Agreement, dated as of April 7, 2017, by and between School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties party thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.27	Guarantee and Collateral Agreement, dated as of April 7, 2017, among School Specialty, Inc., the guarantors party thereto, and TCW Asset Management Company, LLC, as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.28	Third Amendment, dated as of April 7, 2017, to the Loan Agreement among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.29	Amended and Restated Guarantee and Collateral Agreement, dated April 7, 2017, amending and restating the Guarantee and Collateral Agreement, dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto and Bank of America, N.A., as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.30*	Form of Restricted Stock Unit Award Agreement under the 2014 Incentive Plan of School Specialty, Inc., incorporated by reference to Exhibit 10.3 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.31*	Form of 2016 Incentive Bonus Agreement under the 2014 Incentive Plan of School Specialty, Inc., incorporated by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2016.

10.32*	Employment Agreement between School Specialty, Inc. and Todd Shaw, dated as of October 12, 2016, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 12, 2016

10.33*	Employment Agreement between School Specialty, Inc. and Kevin L. Baehler, dated as of October 12, 2016, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 12, 2016.

Exhibit Number	Document Description

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

21.1	Subsidiaries of School Specialty, Inc.

23.1	Consent of Grant Thornton LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Rule13a-14(a)/15d-14(a) Certification, by Chief Executive Officer.

31.2	Rule13a-14(a)/15d-14(a) Certification, by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

91.1	Amendment No. 2 to the Credit Agreement, dated June 11, 2013, during School Specialty, Inc., the lending party thereto, and Credit Suisse AG, Administrative Agent and Collateral Agent for the lender, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on form 10-Q for the quarter ended July 25, 2015.

99.1	Schedule II—Valuation and Qualifying Accounts.

101	The following materials from School Specialty, Inc.’s Annual Report on Form 10-K for the year ended April 25, 2015 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2018.

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

Name	Title	Date

/s/ Joseph M. Yorio Joseph M. Yorio	President and Chief Executive Officer and a Director (Principal Executive Officer)	March 14, 2018

/s/ Kevin L. Baehler Kevin L. Baehler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2018

/s/ Gus D. Halas Gus D. Halas	Chairman of the Board	March 14, 2018

/s/ James R. Henderson James R. Henderson	Director	March 14, 2018

/s/ Justin Lu Justin Lu	Director	March 14, 2018

/s/ Andrew E. Schultz Andrew E. Schultz	Director	March 14, 2018

/s/ Scott P. Scharfman Scott P. Scharfman	Director	March 14, 2018