Form 10-K/A
period 2017-12-30
SCHOOL SPECIALTY INC
filed 2018-03-16
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

School Specialty, Inc. is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 30, 2017 as filed with the Securities and Exchange Commission on March 15, 2018 (the “Original Filing”) solely to amend Item 8 to correct a clerical error in Grant Thornton LLP’s report on the consolidated financial statements to indicate that the reference to their audit of internal control over financial reporting, in such report, should indicate an “adverse” opinion was expressed, rather than a “qualified” opinion with respect to internal control over financial reporting. In connection with the foregoing, currently dated consents from Grant Thornton LLP and Deloitte & Touche LLP are filed as Exhibits 23.1 and 23.2, respectively. Certifications from the Company’s Chief Executive Officer and Chief Financial Officer are filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-K/A, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as expressly set forth above, this 10-K/A does not, and does not purport to, amend, update, or restate the information in any other item of the Original Filing. Nothing within this 10-K/A has re-stated or altered the financials contained in the Original Filing in any manner. This 10-K/A does not affect the XBRL data in the Original Filing.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2018 expressed an adverse opinion.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Consolidated Statements of Cash Flows for fiscal 2017, fiscal 2016, the transition period ended December 26, 2015, and fiscal 2015

Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedule (See Exhibit 99.1).

Schedule for Fiscal 2017, Fiscal 2016, Thirty-Five weeks ended December 26, 2015, and Fiscal 2015: Schedule II – Valuation and Qualifying Accounts.

(a)(3)    Exhibits.

See (b) below

(b)    Exhibits.

See the Exhibit Index, which is incorporated by reference herein

(c)	Financial Statements Excluded from Annual Report to Stockholders.

Not applicable

Item 16.	Form 10-K Summary.

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation of School Specialty, Inc., (complete copy, as Amended through August 15, 2017) as filed on November 8, 2017, incorporated herein by reference to Exhibit 3.1(b) to School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017.

3.2	Amended and Restated Bylaws dated July 9, 2014, incorporated herein by reference to Exhibit 3.1(a) of School Specialty, Inc., Current Report on Form 8-K filed July 15, 2014.

10.3	Loan Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Bank of America, N.A. as agent, incorporated herein by reference to Exhibit 10.39 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.4	Credit Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent, incorporated herein by reference to Exhibit 10.40 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.5	Guarantee and Collateral Agreement dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Bank of America, N.A., incorporated herein by reference to Exhibit 10.41 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.6	Guarantee and Collateral Agreement dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto, and Credit Suisse AG, as Collateral Agent, incorporated herein by reference to Exhibit 10.42 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.10*	Amended and Restated Employment Agreement between Joseph M. Yorio and School Specialty, Inc., dated March 23, 2016, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.11*	Amended and Restated Stock Option Agreement between Joseph M. Yorio and School Specialty, Inc., dated March 23, 2016, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.12*	2014 Incentive Plan, incorporated by reference to Exhibit 10.3 of School Specialty’s Current Report on Form 8-K dated April 28, 2014.

10.13*	Form of Executive Stock Option Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 27, 2014.

10.14*	Form of Director Stock Appreciation Right Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 29, 2014.

10.17	First Amendment, Consent and Limited Waiver to Loan Agreement among School Specialty, Inc., and certain of its subsidiaries, Bank of America, N.A., SunTrust Bank and Bank of Montreal, as lenders, and Bank of America, N.A. as agent for the lender, incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 31, 2014.

10.18	Amendment No. 1 to the Credit Agreement, dated June 11, 2013, among School Specialty, Inc., the lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent for the lender, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 31, 2014.

Exhibit Number	Document Description

10.19*	Employment Agreement between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 27, 2014.

10.20*	Stock Option Agreement by and between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 27, 2014.

10.22*	Employment Agreement between School Specialty, Inc. and Edward J. Carr, Jr. dated January 19, 2015, incorporated herein by reference to Exhibit 10.8 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 24, 2015.

10.23*	Stock Option Agreement by and between School Specialty, Inc. and Edward J. Carr, Jr. dated January 19, 2015, incorporated herein by reference to Exhibit 10.9 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 24, 2015.

10.24	Second Amendment to Loan Agreement among the Company, certain of its subsidiaries, Bank of America, N.A. and Bank of Montreal, as lenders, and Bank of America, N.A., as agent for the lenders, incorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2015.

10.26	Loan Agreement, dated as of April 7, 2017, by and between School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties party thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.27	Guarantee and Collateral Agreement, dated as of April 7, 2017, among School Specialty, Inc., the guarantors party thereto, and TCW Asset Management Company, LLC, as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.28	Third Amendment, dated as of April 7, 2017, to the Loan Agreement among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.29	Amended and Restated Guarantee and Collateral Agreement, dated April 7, 2017, amending and restating the Guarantee and Collateral Agreement, dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto and Bank of America, N.A., as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.30*	Form of Restricted Stock Unit Award Agreement under the 2014 Incentive Plan of School Specialty, Inc., incorporated by reference to Exhibit 10.3 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.31*	Form of 2016 Incentive Bonus Agreement under the 2014 Incentive Plan of School Specialty, Inc., incorporated by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2016.

10.32*	Employment Agreement between School Specialty, Inc. and Todd Shaw, dated as of October 12, 2016, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 12, 2016

10.33*	Employment Agreement between School Specialty, Inc. and Kevin L. Baehler, dated as of October 12, 2016, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 12, 2016.

Exhibit Number	Document Description

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

21.1	Subsidiaries of School Specialty, Inc.

23.1	Consent of Grant Thornton LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Rule13a-14(a)/15d-14(a) Certification, by Chief Executive Officer.

31.2	Rule13a-14(a)/15d-14(a) Certification, by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

91.1	Amendment No. 2 to the Credit Agreement, dated June 11, 2013, during School Specialty, Inc., the lending party thereto, and Credit Suisse AG, Administrative Agent and Collateral Agent for the lender, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Quarterly Report on form 10-Q for the quarter ended July 25, 2015.

99.1	Schedule II—Valuation and Qualifying Accounts.

101	The following materials from School Specialty, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2017 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text, incorporated herein by reference to Exhibit 101 of School Specialty’s Inc.’s Annual Report on Form 10-K for the period ended December 30, 2017.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2018.

SCHOOL SPECIALTY, INC.

By:	/s/ Joseph M. Yorio
Joseph M. Yorio
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Joseph M. Yorio Joseph M. Yorio	President and Chief Executive Officer and a Director (Principal Executive Officer)	March 16, 2018

/s/ Kevin L. Baehler Kevin L. Baehler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2018

Directors: Gus D. Halas, James R. Henderson, Justin Lu, Andrew E. Schultz and Scott P. Scharfman

By:	/s/Kevin L. Baehler	March 16, 2018
Kevin L. Baehler Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which were previously filed with the signature page of the Original Form 10-K, filed with the SEC on March 15, 2018.