Form 10-Q
period 2018-03-31
SCHOOL SPECIALTY INC
filed 2018-05-09
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2017 was $77,217,446.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2018
Common Stock, $0.001 par value	7,000,000

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, except share and per share amounts)

	March 31, 2018	December 30, 2017	April 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$10,276	$31,861	$5,586
Accounts receivable, less allowance for doubtful accounts of $668, $1,059, and $1,073, respectively	54,300	69,297	54,486
Inventories, net	102,232	77,162	98,146
Deferred catalog costs	—	3,450	8,950
Prepaid expenses and other current assets	15,425	14,121	11,923
Refundable income taxes	958	547	1,219

Total current assets	183,191	196,438	180,310
Property, plant and equipment, net	32,465	33,579	29,498
Goodwill	26,842	26,842	21,588
Intangible assets, net	36,164	37,163	34,148
Development costs and other	16,158	16,339	12,941
Deferred taxes long-term	9,355	2,046	187

Total assets	$304,175	$312,407	$278,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities—long-term debt	$30,400	$10,989	$8,753
Accounts payable	34,544	26,591	36,782
Accrued compensation	4,423	11,995	4,405
Contract liabilities	5,113	3,454	2,099
Accrued royalties	1,946	5,699	460
Other accrued liabilities	10,048	15,442	10,577

Total current liabilities	86,474	74,170	63,076
Long-term debt—less current maturities	130,489	130,574	133,460
Other liabilities	785	172	167

Total liabilities	217,748	204,916	196,703

Commitments and contingencies—Note 16
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 50,000,000 shares authorized; 7,000,000 shares outstanding	7	7	7
Capital in excess of par value	123,655	123,083	121,429
Accumulated other comprehensive loss	(1,661)	(1,425)	(1,739)
Accumulated deficit	(35,574)	(14,174)	(37,728)

Total stockholders’ equity	86,427	107,491	81,969

Total liabilities and stockholders’ equity	$304,175	$312,407	$278,672

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Revenues	$99,287	$97,110
Cost of revenues	63,166	62,586

Gross profit	36,121	34,524
Selling, general and administrative expenses	57,138	47,468
Facility exit costs and restructuring	311	173

Operating loss	(21,328)	(13,117)
Other expense (income):
Interest expense	3,506	4,050

Loss before benefit from income taxes	(24,834)	(17,167)
Benefit from income taxes	(6,156)	(392)

Net loss	$(18,678)	$(16,775)

Weighted average shares outstanding:
Basic	7,000	7,000
Diluted	7,000	7,000
Net loss per Share:
Basic	$(2.67)	$(2.40)
Diluted	$(2.67)	$(2.40)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In Thousands)

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Net loss	$(18,678)	$(16,775)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(236)	45

Total comprehensive loss	$(18,914)	$(16,730)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net loss	$(18,678)	$(16,775)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible asset amortization expense	5,458	3,326
Amortization of development costs	1,304	1,111
Gain on disposal of Assets	(20)	—
Amortization of debt fees and other	269	536
Unrealized foreign exchange (gain) loss	3	18
Share-based compensation expense	572	580
Deferred taxes	(6,364)	(2)
Non-cash interest expense	602	468
Changes in current assets and liabilities:
Accounts receivable	16,702	7,254
Inventories	(26,540)	(24,497)
Deferred catalog costs	—	(3,714)
Prepaid expenses and other current assets	(1,714)	(437)
Accounts payable	7,921	14,622
Accrued liabilities	(14,663)	(12,220)

Net cash used by operating activities	(35,148)	(29,730)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,426)	(3,241)
Investment in product development costs	(1,229)	(546)
Proceeds from sale of assets	100	—

Net cash used in investing activities	(4,555)	(3,787)

Cash flows from financing activities:
Proceeds from bank borrowings	53,297	17,975
Repayment of bank borrowings	(34,660)	(14,057)
Earnout payment for acquisition	(343)	—

Net cash provided in financing activities	18,294	3,918

Effect of exchange rate changes on cash	(176)	88

Net decrease in cash and cash equivalents	(21,585)	(29,511)
Cash and cash equivalents, beginning of period	31,861	35,097

Cash and cash equivalents, end of period	$10,276	$5,586

Supplemental disclosures of cash flow information:
Interest paid	$2,635	$3,046
Income taxes paid, net	$18	$36

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature unless otherwise noted) considered necessary for a fair presentation have been included. The balance sheet at December 30, 2017 has been derived from School Specialty, Inc.’s (“School Specialty” or the “Company”) audited financial statements for the period ended December 30, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the period ended December 30, 2017.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effect from Accumulated Other Comprehensive Income.” ASU 2018-02 permits a company to reclassify the income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Act”) on items within accumulated other comprehensive income or loss (AOCI-L) to retained earnings. Because most items that are charged to AOCI-L are recorded net of applicable income taxes, the subsequent reclassification of these items from AOCI-L to the statement of operations will be at different income tax rates due to the 2017 Act, thereby leaving a “stranded” tax balance within AOCI-L. ASU 2018-02 will allow a company to transfer these “stranded” amounts from AOCI-L to retained earnings. ASU 2018-02 will be effective for the Company at the beginning of fiscal 2019, with early adoption permitted. The adoption is not expected to have a material impact on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted for interim or annual periods. The adoption did not have a material impact on the consolidated financial statements.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance became effective for the Company in the first quarter of fiscal 2018, see Note 4 – Changes in Accounting Principle.

NOTE 4 – CHANGE IN ACCOUNTING PRINCIPLE

In the first quarter of 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance within this standard must be applied using either of the following transition methods: (1) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). The Company chose to adopt ASC 606 using the modified retrospective transition approach applied to contracts not completed as of the date of adoption. We recognized the cumulative effect of initially applying the new revenue standard, net of tax, as an increase of $2,722 to the opening balance of accumulated deficit. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for that period. We do not expect the adoption of the new revenue standard to have a material impact on our net income on an ongoing basis.

Revenue is recognized upon the satisfaction of performance obligations, which occurs when control of the good or service transfers to the customer. Approximately 98% of the Company’s consolidated revenues are related to the sale of products. Under our standard contracts or purchase orders received from customers, the only performance obligation is the shipment of products. Revenue for products is recognized and the customer is invoiced when the control of the product transfers to the customer, which is generally when the product is shipped. The Company determines the time at which transfer and control of products has passed to its customers, and the time at which it is able to invoice the customers, based on review of sales agreements and purchase orders. Payment terms are generally established to be 30 days from the shipment date. We generally determine standalone selling prices based on the prices charged to customers for all material performance obligations.

The Company provides its customers an implicit right of return for full or partial refund. Prior to the adjustment for ASC 606 the Company reflected the right of return in accounts receivable. Under ASC 606 the Company has reclassified this right of return from accounts receivable into a combination of a refund liability, within other accrued liabilities, and other current assets.

Variable consideration is accounted for as a price adjustment (sales adjustment). Following are examples of variable consideration that affect the Company’s reported revenue. Rights of return are typically contractually limited, amounts are estimable based upon historic return levels, and the Company records provisions for anticipated returns at the time revenue is recognized. Trade promotions are offered to cooperatives and end users through various programs, generally with terms of one year or less. Such promotions typically involve rebates based on annual purchases. Payment of incentives generally take the form of cash and are paid according to the terms of their agreement, typically within a year. Rebates are accrued as sales occur based on the program rebate rates.

Amounts billed to customers for shipping and handling are included in revenues when control of the goods and services transfers to the customer. Shipping and handling is arranged with third party carriers in connection with delivering good to customers. Amounts billed to customers for sales tax are not included in revenues.

The Company typically does not have contracts with significant financing components as payments are generally received within 60 days from the time of completion of the performance obligations. Cost incurred to obtain contracts are settled within 12 months of contract inception. Our accounting policy under ASC 606 remains consistent with past accounting policy where by costs are expensed as incurred.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In the analysis of the revenue streams, the Company identified two revenue streams for which the timing of revenue recognition would change.

1)	Furniture revenue associated with projects was previously recognized upon the completion of the project, or at customer acceptance. Under ASC 606, the Company has determined that is has two performance obligations within the project revenue stream: a) the delivery of the equipment or furniture and b) the installation of equipment or the furniture. For furniture associated with projects, the Company determined that control of the furniture was transferred to the customer upon delivery of the furniture to the customer site as the customer is in possession of the product at that time. The revenue attributable to the performance obligation associated with the delivery of the equipment or furniture is accelerated under the new revenue recognition standard and recognized upon delivery. The revenue attributable to installation is recognized over time during the installation process based on costs incurred relative to total expected installation costs. Under the contract terms the customer is not billed for the equipment or furniture or installation until the installation is complete. The Company allocates revenues to these two performance obligations using a cost plus margin approach, where by gross margins are consistent for each component. The revenue associated with unsatisfied performance obligations for furniture is related to installation which the installation is typically completed and revenue is recognized within approximately 90 days following the delivery of the equipment or furniture. The impact of this change in the first quarter of fiscal 2018 was accelerated recognition of $539 of revenue and $35 of gross profit.

2)	Professional development or training days are provided to customers that order certain of the Company’s curriculum products, the most prominent of which being the FOSS product line. The Company bills for these training days at the same time the customer is billed for the product based on stand-alone selling price. Prior to the adoption of ASC 606, the Company accrued the estimated costs associated with providing training days, when the product was shipped. After the adoption of ASC 606, the Company is deferring revenue associated with providing training days and will recognize the cost associated with providing the training within SG&A when the costs are incurred. Training typically is completed and revenue is recognized within six to nine months following the shipment of the product. The impact of this change in the first quarter of fiscal 2018 was an acceleration in the recognition of $183 of both revenue and gross profit and SG&A of $46.

The Company also evaluated its catalog costs under the new revenue recognition standard and determined that its catalog costs should be treated as costs incurred to obtain contracts. Since catalog costs are incurred regardless of whether specific customer contracts or purchase orders are obtained, catalog costs are now expensed as incurred. Under the prior guidance, the Company capitalized catalog costs and amortized over the period within which revenues attributable to the catalogs were generated, which was generally one year or less. The impact of this change was an accelerated recognition of catalog cost expense in SG&A of $4,224 in the first quarter of fiscal 2018.

The cumulative effect of the changes made to our consolidated condensed balance sheet on December 31, 2017 (the first day of our fiscal 2018) for the adoption of the new revenue standard was as follows:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Reported as of December 30, 2017	Adjustments Due to ASC 606	As Adjusted December 31, 2017
ASSETS
Accounts receivable (3)	$69,297	$458	$69,755
Inventories, net	77,162	(1,468)	75,694
Deferred catalog costs	3,450	(3,450)	—
Prepaid expenses and other current assets (1) (3)	14,121	2,043	16,164
Deferred taxes long-term	2,046	947	2,993

Total Assets	312,407	(1,470)	310,937
LIABILITIES
Contract liabilities (2) (4)	3,454	2,723	6,177
Other accrued liabilities (2) (3)	15,442	(1,471)	13,971

Total Liabilities	204,916	1,252	206,168
STOCKHOLDERS’ EQUITY
Accumulated deficit	$(14,174)	$(2,722)	$(16,896)

Total Stockholders’ Equity	107,491	(2,722)	104,769
Total Liabilities and Stockholders’ Equity	$312,407	$(1,470)	$310,937

(1)	Contract assets of $1,746 are included in Prepaid expenses and other current assets above
(2)	Customer rebates of $1,689 have been reclassified from Other accrued liabilities to Contract liabilities
(3)	The reserve for customer returns, refunds and allowances, in the amount of $458, was reclassified as follows: a) The amount associated with refund liabilities, of $755, has been reclassified to Other accrued liabilities; and b) The amount associated with the estimated value of returned product, of $297, has been reclassified to Prepaid expenses and other current assets
(4)	The amounts classified as Deferred revenues in the Company’s December 30, 2017 consolidated consolidated balance sheets, have been reclassified to Contract liabilities in accordance with ASC 606

The cumulative effect of the adjustments to our March 31, 2018 condensed consolidated statement of operations and condensed consolidated balance sheet for the adoption of ASC 606 were as follows:

	For the Three Months Ended
	March 31, 2018
	Prior to Adoption of ASC 606	Adjustments Due to ASC 606	As Reported
Revenues	$98,565	$722	$99,287
Cost of revenues	62,661	505	63,166

Gross profit	35,904	217	36,121
Selling, general and administrative expenses	$52,868	$4,270	$57,138

Operating loss	(17,275)	(4,053)	(21,328)
Loss before benefit from income taxes	(20,781)	(4,053)	(24,834)

Benefit from income taxes	(5,151)	(1,005)	(6,156)

Net loss	(15,630)	(3,048)	(18,678)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	March 31, 2018
	Prior to Adoption of ASC 606	Adjustments Due to ASC 606	As Reported
ASSETS
Accounts receivable (3)	$53,794	$506	$54,300
Inventories, net	104,204	(1,972)	102,232
Deferred catalog costs	7,449	(7,449)	—
Prepaid expenses and other current assets (1) (3)	12,796	2,629	15,425
Deferred taxes long-term	8,350	1,005	9,355

Total Assets	309,456	(5,281)	304,175
LIABILITIES
Contract liabilities (2)	$2,992	$2,121	$5,113
Other accrued liabilities (2) (3)	10,738	(690)	10,048

Total Liabilities	216,317	1,431	217,748
STOCKHOLDERS’ EQUITY
Accumulated deficit	$(28,862)	$(6,712)	$(35,574)

Total Stockholders’ Equity	93,139	(6,712)	86,427
Total Liabilities and Stockholders’ Equity	$309,456	$(5,281)	$304,175

(1)	Contract assets of $2,289 are included in prepaid expenses and other current assets above
(2)	Customer rebates of $1,269 have been reclassed from other accrued liabilities to contract liabilities
(3)	The reserve for customer returns, refunds and allowances, in the amount of $506, was reclassified as follows: a) The amount associated with refund liabilities, of $846, has been reclassified to Other accrued liabilities; and b) The amount associated with the estimated value of returned product, of $340, has been reclassified to Prepaid expenses and other current assets

The below table shows the Company’s disaggregated revenues for the three months ended March 31, 2018 and April 1, 2017.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Distribution revenues by product line:
Supplies	$53,432	$58,156
Furniture	23,952	22,596
Instruction & Intervention	12,520	6,183
AV Tech	4,277	4,784
Agendas	246	271
Freight Revenue	1,807	1,538
Customer Allowances / Discounts	(1,613)	(1,594)

Total Distribution Segment	$94,621	$91,934
Curriculum revenues by product line:
Science	$4,666	$5,176

Total Curriculum Segment	$4,666	$5,176

Total revenues	$99,287	$97,110

Revenues from the sale of products comprise the significant portion of revenues in all product categories in the above table. These product revenues associated with the above disaggregated revenues are recorded when control of goods or services are transferred to the customer. The Furniture category includes installation revenues that are recorded over time as installation services are incurred. The Instruction & Intervention category includes subscription revenues which are recognized over the subscription period, typically twelve months. All product categories are impacted by school budget funding.

The Company had a contract liability balance of $6,177 as of December 31, 2017, after the cumulative affects related to the adoption of ASC 606. During the three months ended March 31, 2018, the Company recognized into revenues $2,552 which had been included in the contract liability balance as of December 31, 2017.

NOTE 5 – BUSINESS COMBINATIONS

On August 18, 2017, the Company completed the acquisition of the assets of Triumph Learning, LLC (“Triumph Learning”) pursuant to the terms of an Asset Purchase Agreement dated August 18, 2017 (the “Purchase Agreement”) by and among School Specialty and Triumph Learning, LLC, a Delaware limited liability company. School Specialty acquired all the assets of Triumph Learning for $20,376 plus the assumption of certain liabilities. At closing, $18,114 of the total purchase price was paid using the Company’s existing debt facilities (see Note 12 – Debt). The Company drew $14,000 from the delayed draw term loan feature of its New Term Loan (as defined in Note 12) and drew $4,114 from its ABL Facility (as defined in Note 12) to fund this portion of the purchase price. In November 2017, the Company paid $912 as a final working capital adjustment, which was funded through the Company’s ABL Facility. The remaining purchase price in excess of the cash paid at closing represents the discounted fair value of the contingent portion of the purchase price. The contingent portion of the purchase price is 4.5% of net Triumph Learning revenues from certain Triumph Learning products over the period August 18, 2017 through December 18, 2018, subject to a maximum consideration of $1.5 million. The contingent portion of the purchase price is scheduled to be paid quarterly over the above-mentioned period, and $350 of this contingent obligation was paid in the first quarter ended March 31, 2018. The maximum present value of the contingent portion of the purchase price is $1,350. The Company accounted for this acquisition as a business combination in accordance with ASC 805.

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

School Specialty incurred acquisition and integration costs of $1,215 in the first quarter of 2018 and $3,203 in the third and fourth quarters of fiscal 2017 related to the Triumph Learning acquisition. These costs included legal, due diligence and integration-related costs and are recorded as SG&A.

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

Accounts receivable	$4,409
Inventory	2,307
Prepaids	476
Property, plant & equipment	920
Product Development	4,273
Coach Brand	3,887
Customer Relationships	1,994
Goodwill	5,253

Total assets	$23,519

Accounts payable	$2,251
Other accruals	892
Deferred revenue	—

Total liabilities	$3,143

Cash paid	$20,376

The unaudited pro forma consolidated results in the following table include the Company’s reported results for each respective period and the historical results of Triumph Learning for those periods. The unaudited pro forma condensed combined statements of operations for the three months ended March 31, 2018 and April 1, 2017 give effect to the acquisition of Triumph Learning as if it had occurred at the beginning of the periods presented.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Revenues	$99,287	$104,668
Net loss	(18,678)	(16,784)
Weighted average shares outstanding:
Basic EPS	7,000	7,000
Diluted EPS	7,000	7,000
Net income per Share:
Basic	$(2.67)	$(2.40)
Diluted	$(2.67)	$(2.40)

NOTE 6 – INCOME TAXES

The Company files income tax returns with the U.S., various U.S. states, and foreign jurisdictions. The most significant tax return the Company files is with the U.S. The Company’s tax returns are no longer subject to examination by the U.S. for fiscal years before 2015. The Company has various state tax audits and appeals in process at any given time. It is not anticipated that any adjustments resulting from tax examinations or appeals would result in a material change to the Company’s financial position or results of operations.

The Company has net operating loss (“NOL”) carryforwards of $3.4 million for federal and $3.4 million for state. The federal NOL begins to expire in 2037. In December 2017, the Tax Act was enacted into law, significantly changing income tax law that affects U.S. corporations. Key changes included a corporate tax rate reduction from 35 percent to 21 percent effective January 1, 2018, expensing of certain qualified property, significant changes to the U.S international tax system such as a one-time transition tax on accumulated foreign earnings, and how foreign earnings are subject to U.S. tax. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued in the future, the Company has not completed its analysis of the effects of the Tax Act as it relates to the one-time transition tax on accumulated foreign earnings. The Company has estimated the impact of the one-time transition tax to be between zero and $1,000. For the period ended December 30, 2017, the Company recorded a tax benefit of $704 associated with the re-measurement of deferred taxes for the corporate rate reduction and a provisional tax provision of zero for the one-time transition tax. The provisional estimates will be adjusted during the measurement period of twelve months from the initial date of the Tax Act, defined under SAB 118, based upon the Company’s ongoing analysis of its data and tax positions along with new guidance from regulators and interpretations of the law.

The Company has determined that an ownership change occurred in fiscal 2013 that is subject to IRC Section 382. Due to the limitations imposed under Section 382, certain federal and state deferred tax attributes, such as foreign tax credits, may be significantly reduced over the next five years.

In the fourth quarter of fiscal 2017, the Company decreased its valuation allowance by $1.7 million. Based on the Company’s trend of positive earnings before tax plus projections of the future earnings before tax we believe it is more likely than not that we will realize the tax benefit associated with $1.7 million of net deferred tax assets. As of December 30, 2017, the Company continued to maintain a valuation allowance of $7.3 million against its foreign tax credits and capital loss carryovers based on projections that reflect minimal to zero foreign source income and capital gains. The Company previously had concluded that the realization of substantially all its deferred tax assets did not meet the more likely than not threshold and recorded a tax valuation allowance due to the lack of taxable income. As of March 31, 2018, the Company had an immaterial amount of unremitted earnings from foreign investments.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at March 31, 2018, December 30, 2017, and April 1, 2017, was $785, $172, and $167, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity during the three months ended March 31, 2018 and April 1, 2017, were as follows:

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 30, 2017	$7	$123,083	$(14,174)	$(1,425)	$107,491
Cumulative effect of change in accounting principle (1)	—	—	(2,722)	—	(2,722)
Net loss	—	—	(18,678)	—	(18,678)
Share-based compensation expense	—	572	—	—	572
Foreign currency translation adjustment	—	—	—	(236)	(236)

Balance, March 31, 2018	$7	$123,655	$(35,574)	$(1,661)	$86,427

Balance, December 31, 2016	$7	$120,849	$(20,953)	$(1,784)	$98,119
Net loss	—	—	(16,775)	—	(16,775)
Share-based compensation expense	—	580	—	—	580
Foreign currency translation adjustment	—	—	—	45	45

Balance, April 1, 2017	$7	$121,429	$(37,728)	$(1,739)	$81,969

(1)	See Note 4, “Change in Accounting Principle,” of the notes of condensed consolidated financial statements for further discussion

NOTE 8 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended March 31, 2018:
Basic EPS	$(18,678)	7,000	$(2.67)

Effect of dilutive stock options	—	—

Basic and diluted EPS	$(18,678)	7,000	$(2.67)

Three months ended April 1, 2017:
Basic EPS	$(16,775)	7,000	$(2.40)

Effect of dilutive stock options	—	—

Basic and diluted EPS	$(16,775)	7,000	$(2.40)

The Company had weighted average stock options outstanding of 721 and 707 for the three months ended March 31, 2018 and April 1, 2017, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive. The Company had restricted stock units outstanding of 196 for the three month periods ended March 31, 2018 and April 1, 2017 and were not included in the computation of diluted EPS because they were anti-dilutive due to the net loss in the quarter.

On August 15, 2017, the Company’s stockholders approved an increase in the number of authorized shares of School Specialty common stock from 2,000 shares to 50,000 shares, for the purpose of, among other things, effecting a seven-for-one stock split of School Specialty’s shares. The stock split became effective on August 23, 2017, and the number of outstanding shares of School Specialty stock increased from 1,000 to 7,000. All previously stated values have been restated to adjust for this seven-for-one stock split.

NOTE 9 – SHARE-BASED COMPENSATION EXPENSE

As of March 31, 2018, the Company had one share-based employee compensation plan: the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. The Company’s proxy filing for 2018 includes a stockholder proposal to increase the number of shares available to be granted under the 2014 Plan.

The Company made 231 stock option awards during the three month period ended April 1, 2017 to members of management including its CEO. The options awarded to the Company’s CEO will vest as to one-fourth of the options on the first four anniversaries of the date of the award. The options that were awarded to the other members of management will vest as to one-half of the options on the second anniversary of the date of the award and as to one-fourth of the options on each of the third and fourth anniversaries of the award date. The Company did not grant stock option awards during the three month period ended March 31, 2018.

The fair-value of the options granted in the three month period ended April 1, 2017 was $10.08 per share. The fair value of the options is estimated on the measurement date using the Black-Scholes single option pricing model. The assumptions included a risk-free rate of 2.06%, expected volatility of 59% and an expected term of 6.3 years.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

A summary of option transactions for the three months ended March 31, 2018 and April 1, 2017 were as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at December 30, 2017	721	$18.57	350	$18.57
Granted	—	—
Exercised	—	—
Canceled	—	—

Balance at March 31, 2018	721	$18.57	363	$18.57

Balance at December 31, 2016	490	$18.57	224	$18.57
Granted	231	18.57
Exercised	—	—
Canceled	(14)	18.57

Balance at April 1, 2017	707	$18.57	245	$18.57

The weighted average life remaining of the stock options outstanding as of March 31, 2018 was 7.2 years and as of April 1, 2017 was 8.2 years.

On May 28, 2014, the Board granted 39 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. On July 31, 2015, the Board granted 39 stock appreciation rights to each of the two new non-employee members of the Board. On January 17, 2018, the Board granted 39 stock appreciation rights to its new non-employee member of the Board. Each SAR has a grant date value of $18.57 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. Since the Company’s stock trading price was less than each SAR’s exercise price as of March 31, 2018, no expense or liability was recorded for the SARs. The SARs vested as to one-half of the SARs on the second anniversary of the date of grant and will vest as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. Total SARs that remain outstanding as of March 31, 2018 are 193.

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

Vesting%	15 Day VWAP
0%	VWAP less than $15.43
20%	VWAP greater than or equal to $15.43, but less than $16.86
40%	VWAP greater than or equal to $16.86, but less than $18.29
60%	VWAP greater than or equal to $18.29, but less than $19.71
80%	VWAP greater than or equal to $19.71, but less than $21.14
100%	VWAP greater than or equal to $21.14

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table presents the share-based compensation expense recognized for the three month periods ended March 31, 2018 and April 1, 2017:

	For the Three Months Ended
	March 31, 2018		April 1, 2017
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$383	$287	$382	$233
SARs	—	—	—	—
RSUs	189	142	198	121

Total stock-based compensation expense	$572		$580

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. The Company records actual forfeitures in the period the forfeiture occurs.

The total unrecognized share-based compensation expense as of March 31, 2018 and April 1, 2017 was as follows:

	March 31, 2018	April 1, 2017
Stock Options, net of actual forfeitures	$2,039	$3,645
RSUs	739	1,562

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

March 31, 2018	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$13,294	$(4,334)	$8,960
Publishing rights (20 years)	4,000	(967)	3,033
Trademarks (20 years)	26,587	(5,615)	20,972
Developed technology (7 years)	6,600	(4,557)	2,043
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(1,160)	40
Favorable leasehold interests (10 years)	2,160	(1,044)	1,116

Total intangible assets	$58,241	$(22,077)	$36,164

December 30, 2017	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$13,294	$(4,067)	$9,227
Publishing rights (20 years)	4,000	(917)	3,083
Trademarks (20 years)	26,587	(5,283)	21,304
Developed technology (7 years)	6,600	(4,321)	2,279
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(990)	210
Favorable leasehold interests (10 years)	2,160	(1,100)	1,060

Total intangible assets	$58,241	$(21,078)	$37,163

April 1, 2017	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$11,300	$(3,332)	$7,968
Publishing rights (20 years)	4,000	(767)	3,233
Trademarks (20 years)	22,700	(4,351)	18,349
Developed technology (7 years)	6,600	(3,614)	2,986
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(920)	280
Favorable leasehold interests (10 years)	2,160	(828)	1,332

Total intangible assets	$52,360	$(18,212)	$34,148

The gross values were determined by the valuation which was performed as part of the fresh start accounting. In addition to the intangible assets above, the Company recorded $26,842 of goodwill. This includes $5,253 of goodwill associated with the purchase price allocation associated with the Triumph Learning acquisition.

Intangible asset amortization expense for the three month periods ended March 31, 2018 and April 1, 2017, was $999 and $901, respectively.

Intangible asset amortization expense for each of the five succeeding fiscal years is expected to be as follows:

Fiscal 2018 (9 months remaining)	$2,893
Fiscal 2019	3,757
Fiscal 2020	3,207
Fiscal 2021	2,814
Fiscal 2022	2,814
Fiscal 2023	2,688

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The table below shows the allocation of the recorded goodwill as of March 31, 2018 for both the reporting units and reporting segments.

	Distribution Segment	Curriculum Segment	Total
Goodwill	$22,262	$4,580	$26,842

Balance at March 31, 2018	$22,262	$4,580	$26,842

NOTE 11 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2018	December 30, 2017	April 1, 2017
Projects in progress	$6,347	$5,186	$7,831
Buildings and leasehold improvements	2,989	3,048	3,297
Furniture, fixtures and other	61,799	60,046	48,274
Machinery and warehouse equipment	13,813	13,813	13,317

Total property, plant and equipment	84,948	82,093	72,719
Less: Accumulated depreciation	(52,483)	(48,514)	(43,221)

Net property, plant and equipment	$32,465	$33,579	$29,498

Depreciation expense for the three month periods ended March 31, 2018 and April 1, 2017 was $4,459 and $2,425, respectively.

NOTE 12 – DEBT

Long-term debt consisted of the following:

	March 31, 2018	December 30, 2017	April 1, 2017
ABL Facility, maturing in 2022	$27,300	$—	$8,753
New Term Loan, maturing in 2022	113,274	121,938	—
Term Loan	—	—	117,391
Term Loan Original Issue Discount	—	—	(1,251)
Unamortized New Term Loan Debt Issuance Costs	(3,040)	(3,205)	—
Unamortized Term Loan Debt Issuance Costs	—	—	(3,047)
Deferred Cash Payment Obligations, maturing in 2019	23,355	22,830	20,367

Total debt	160,889	141,563	142,213
Less: Current maturities	(30,400)	(10,989)	(8,753)

Total long-term debt	$130,489	$130,574	$133,460

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

The effective interest rate under the ABL Facility for the three months ended March 31, 2018 was 12.74%, which includes interest on borrowings of $83, amortization of loan origination fees of $104 and commitment fees on unborrowed funds of $109. The effective interest rate under the ABL Facility for the three months ended April 1, 2017 was 112.85%, which includes interest on borrowings of $13, amortization of loan origination fees of $195 and commitment fees on unborrowed funds of $116. The rate for the first quarter is typically more heavily influenced by the commitment fees and debt fee amortization due to the seasonally low outstanding balance on the ABL Facility in the first quarter.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

As of March 31, 2018, the outstanding balance on the ABL Facility was $27,300. As of April 1, 2017, the outstanding balance on the ABL Facility was $8,753. The Company has estimated that the fair value of its ABL Facility (valued under level 3) as of March 31, 2018 approximated the carrying value of $27,300.

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

The Term Loan required the Company to enter into an interest rate hedge, within 90 days of its effective date, in an amount equal to at least 50% of the aggregate principal amount outstanding under the Term Loan. The purpose of the interest rate hedge was to effectively subject a portion of the Term Loan to a fixed or maximum interest rate. As such, the Company entered into an interest rate swap agreement on August 27, 2013 that effectively fixed the interest payments on a portion of the Company’s variable-rate debt. The swap, which terminated on September 11, 2016, effectively fixed the LIBOR-based interest rate on the debt in the amount of the notional amount of the swap at 9.985%. The Company did not enter into a subsequent interest rate swap after the termination of the above-mentioned interest rate swap.

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

The New Term Loan matures on April 7, 2022. The New Term Loan requires scheduled quarterly principal payments of 0.625% of the original principal amount which commenced June 30, 2017 and continue through the quarter ended March 31, 2019. Subsequent to March 31, 2019, the scheduled quarterly principal payments are 1.250% of the original principal amount. Required scheduled quarterly principal payments on borrowings under the delayed-draw feature begin in the quarter following a draw on this feature. In addition to scheduled quarterly principal repayments, the New Term Loan Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including but not limited to certain asset dispositions, extraordinary receipts, and the issuance or sale of any indebtedness or equity interests (other than permitted issuances or sales). The New Term Loan Agreement also requires prepayments at specified levels from the Company’s excess cash flow. In the first quarter of fiscal 2018, the Company made a $7,801 repayment of principal based on fiscal 2017 excess cash flow. The Company is also permitted to voluntarily prepay the New Term Loan in whole or in part. Voluntary prepayments made before April 7, 2018 will be subject to an early prepayment fee of 2.0%, while any voluntary prepayment made on or after April 7, 2018, but before April 7, 2019, will be subject to a 1.0% early prepayment fee. Voluntary prepayments made on or after April 7, 2019 will not be subject to an early payment fee. All prepayments of the loans will be applied first to that portion of the loans comprised of prime rate loans and then to that portion of loans comprised of LIBOR rate loans. The New Term Loan Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants commencing with the fiscal quarter ending September 30, 2017 relating to the Company’s fixed charge coverage ratio and net senior leverage ratio, and an annual limitation on capital expenditures and product development investments, collectively. The Company was in compliance with all such financial covenants during the first quarter of fiscal 2018.

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

The effective interest rate under the New Term Loan for the three months ended March 31, 2018 was 8.56%, which includes interest on borrowings of $2,430 and amortization of loan origination fees of $177. As of March 31, 2018, the outstanding balance on the New Term Loan Credit Agreement was $113,274. Of this amount, $3,100 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

The Company has estimated that the fair value of its New Term Loan (valued under Level 3) as of March 31, 2018 approximated the carrying value of $113,274.

Deferred Cash Payment Obligations

In connection with the previously disclosed 2013 Reorganization Plan, general unsecured creditors are entitled to receive a deferred cash payment obligation of 20% of the allowed claim in full settlement of the allowed unsecured claims. Such payment accrues quarterly paid-in-kind interest of 5% per annum beginning on June 11, 2013 (the “Effective Date”). Trade unsecured creditors had the ability to make a trade election to provide agreed upon customary trade terms. If the election was made, those unsecured trade creditors received a deferred cash payment obligation of 45% of the allowed claim in full settlement of those claims. As of the Effective Date, the deferred payment obligations under the trade elections began to accrue quarterly paid-in-kind interest of 10% per annum. All deferred cash payment obligations, along with interest paid-in-kind, are payable in December 2019.

The Company’s reconciliation of general unsecured claims was completed in fiscal 2015. As of March 31, 2018, the Company’s deferred payment obligations were $23,355, of which $3,083 represents a 20% recovery for the general unsecured creditors and $12,095 represents a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $8,177 related to accrued paid-in-kind interest.

The Company has estimated that the fair value of its Deferred Cash Payment Obligations (valued under Level 3) approximates $23,301, as of March 31, 2018. The Company estimated the fair value for its Deferred Cash Payment Obligations based upon the net present value of future cash flows using the discount rate that is consistent with our New Term Loan.

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive loss during the three months ended March 31, 2018 and April 1, 2017 were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 30, 2017.	$(1,425)
Other comprehensive income before reclassifications	(236)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at March 31, 2018	$(1,661)

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 31, 2016	$(1,784)
Other comprehensive income before reclassifications	45
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at April 1, 2017	$(1,739)

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 14 – RESTRUCTURING

In the three months ended March 31, 2018 and April 1, 2017, the Company recorded restructuring costs associated with severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs for these periods and are included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 30, 2017	$—	$—	$50	$50
Amounts charged to expense	—	—	311	311
Payments	—	—	(189)	(189)

Accrued Restructuring Costs at March 31, 2018	$—	$—	$172	$172

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 31, 2016	$—	$—	$561	$561
Amounts charged to expense	—	—	173	173
Payments	—	—	(574)	(574)

Accrued Restructuring Costs at April 1, 2017	$—	$—	$160	$160

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

Beginning in the second quarter of fiscal 2017, the Company revised its internal management reporting structure whereby: a) a new Instruction & Intervention product line included in the Distribution segment was formed consisting of its Reading product lines, formerly managed as a separate product line and the supplemental education products, which were previously included within the former Instructional Solutions product line; b) the early learning and special needs products from the former Instructional Solutions product line are reported within the Supplies product line; and, c) the science supplies, previously included in the Science product line, within the Curriculum operating segment, were combined within the Supplies product line within the Distribution operating segment. The Company has revised its go-to-market strategy and management structure resulting in the alignment of the reading and science supply products to be consistent with other distributed items within the Distribution operating segment. This change also is consistent with the Company’s internal realignment of the new team sell model established in 2017 whereby every customer, district and territory will have a Distribution team supporting their business. The Distribution sales team focuses on selling all Distribution segment products, including the reading and science supplies items. The Distribution segment offers products primarily to the pre-kindergarten through twelfth grade (“preK-12”) education market that include basic classroom supplies and office products, instructional materials, indoor and outdoor furniture and equipment, physical education equipment, classroom technology, and planning and organizational products.

The Curriculum segment is a publisher of proprietary core curriculum, primarily FOSS and Delta Science Module products, in the science category within the preK-12 education market. The Curriculum segment has a sales team which is unique from the Distribution sales team and focuses exclusively on the products within this segment. In addition, these products have specific product development requirements, and customer purchasing decisions are made in a different manner than the products represented in our Distribution segment. The accounting policies of the segments are the same as those described in Summary of Significant Accounting Policies as included in the Company’s Report on Form 10-K for the fiscal year ended December 30, 2017.

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

	Three Months Ended March 31, 2018	Three Months Ended April 1, 2017
Revenues:
Distribution	$94,621	$91,934
Curriculum	4,666	5,176

Total	$99,287	$97,110

Gross Profit:
Distribution	$33,942	$32,428
Curriculum	2,179	2,096

Total	$36,121	$34,524

Operating (loss) income and loss before taxes:
Operating (loss) income	(21,328)	(13,117)
Interest expense and reorganization items, net	3,506	4,050

Loss before benefit from income taxes	$(24,834)	$(17,167)

	March 31, 2018	December 30, 2017	April 1, 2017
Identifiable assets:
Distribution	$238,470	$230,449	$226,388
Curriculum	46,690	48,894	46,662
Corporate assets	19,015	33,064	5,622

Total	$304,175	$312,407	$278,672

	Three Months Ended	Three Months Ended
	March 31, 2018	April 1, 2017
Depreciation and amortization of intangible assets and development costs:
Distribution	$5,973	$3,541
Curriculum	789	896

Total	$6,762	$4,437

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$3,696	$3,287
Curriculum	959	500

Total	$4,655	$3,787

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table shows the Company’s revenues by each major product line within its two segments:

	For the Three Months Ended
	March 31, 2018	April 1, 2017
Distribution revenues by product line:
Supplies	$53,432	$58,156
Furniture	23,952	22,596
Instruction & Intervention	12,520	6,183
AV Tech	4,277	4,784
Agendas	246	271
Freight Revenue	1,807	1,538
Customer Allowances / Discounts	(1,613)	(1,594)

Total Distribution Segment	$94,621	$91,934
Curriculum revenues by product line:
Science	$4,666	$5,176

Total Curriculum Segment	$4,666	$5,176

Total revenues	$99,287	$97,110

The above table is an enhanced disclosure to provide additional details related to our revenues by segment. Prior period amounts in this note have been reclassified in order to present segment and product line amounts consistent with the Company’s current reporting structure.

Revenues associated with the Triumph Learning acquisition are included within the Instruction & Intervention product line. The above table is consistent with disaggregated revenues in Note 4.

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

Our goal is to grow profitably as a leading provider of supplies, products, services and curriculum for the education market and select other markets. We have experienced three consecutive years of overall revenue growth. We expect to continue to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names and distribution capabilities and transforming the Company’s sales and marketing to a team-based selling approach focused on new customer acquisition, customer retention and penetration, and expanding into new markets or product areas. New revenue streams may include opportunities in areas that could expand our addressable market, such as distribution to non-education customers, expansion into new product lines, continued growth in our e-tail and retailer partnerships, and potentially, abroad in select international markets. In addition, the Company is committed to continuing to invest in product development in order to expand and improve its product offerings.

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

Three Months Ended March 31, 2018 Compared to Three Months Ended April 1, 2017

Revenues

Revenue of $99.3 million for the three months ended March 31, 2018 increased by $2.2 million, or 2.3%, as compared to the three months ended April 1, 2017. The adoption of ASC 606 contributed $0.7 million of the incremental revenue, primarily within the Company’s Distribution segment.

Distribution segment revenues of $94.6 million for the three months ended March 31, 2018 increased by 2.9%, or $2.7 million, from the three months ended April 1, 2017. Revenues from the Triumph Learning products, acquired in the third quarter of fiscal 2017 and which are reported in our Instruction & Intervention product category, contributed $7.0 million of incremental revenues in the first quarter of fiscal 2018. After adjusting for the impact of revenues from our Triumph Learning products, Distribution segment revenues are down in the first quarter by $4.3 million. Management believes this is entirely due to order timing as order volumes have increased significant subsequent to quarter end. For example, revenues from the Supplies product category, our largest category, declined approximately $4.7 million in the quarter and booked orders were down year-over-year by over 7%; however, April orders are up nearly 25% year-over-year. On a year-to-date basis through April, Supplies category orders are now up approximately 1.3%. First quarter revenues in our second largest category, Furniture, were up 6.0%, or $1.4 million, compared to last year’s first quarter, and incoming orders have continued to strengthen in the second quarter. Finally, when the Instruction & Intervention category is adjusted to exclude the incremental revenue associated with the Triumph Learning products, the category was down 10.7%. However, Instruction & Intervention exited the first quarter with $0.3 million more open orders than prior year and has experienced strong order trends as it relates to core proprietary products, such as Wordly Wise and Spire, and the opportunity pipeline relating to these products is building.

Curriculum segment revenues of $4.7 million for the three months ended March 31, 2018 decreased by 9.9%, or $0.5 million, from the three months ended April 1, 2017. With limited state science adoption related opportunities in 2018, we expect modest declines in segment revenues in fiscal 2018 before resuming growth in 2019 as adoption related opportunities are expected to increase. Finally, the first quarter 2018 was anticipated to experience a modest decline due to the strength of the 2017 fiscal fourth quarter in which revenue exceeded prior year by $6.8 million, or 77.9%.

Gross Profit

Gross profit for the three months ended March 31, 2018 was $36.1 million, as compared to $34.5 million for the three months ended April 1, 2017. Gross margin for the three months ended March 31, 2018 was 36.4%, as compared to 35.6% for the three months ended April 1, 2017. Increased revenues contributed $0.8 million of additional gross profit partially offset by higher product development amortization expense which decreased gross profit by $0.2 million.

Distribution segment gross margin was 35.9% for the three months ended March 31, 2018, as compared to 35.3% for the three months ended April 1, 2017. A shift in product mix, primarily related to the Triumph Learning products, contributed approximately 180 basis points of gross margin improvement in the first quarter of fiscal 2018. This increase was partially offset by higher product development amortization in the current year first quarter, which resulted in 40 basis points of lower gross margin. The remaining decrease in gross margin was related to the impact of certain pricing agreements which became effective after the first quarter of 2017 and changes to our pricing strategy. Based on market analysis, the pricing strategy improved the competitiveness of our published prices on many commodity items while increasing prices on many proprietary items. The Company continues to expect the net impact of the new pricing strategy to be minimal over the full year. We do anticipate margin pressure in the Supplies category in 2018 relating to certain strategic pricing agreements and contracts secured in 2017, specifically our multi-year New York City agreement among others. However, increased sales in the Instruction & Intervention category are generally expected to offset this margin pressure.

Curriculum segment gross margin was 46.7% for the three months ended March 31, 2018, as compared to 40.5% for the three months ended April 1, 2017. Lower product development amortization in the current year first quarter resulted in 370 basis points of the gross margin increase. The remaining difference in gross margin is related to favorable year-over-year changes in cost variances.

Selling, General and Administrative Expenses

SG&A includes: selling expenses, the most significant of which are wages and commissions; operations expenses, which includes customer service, warehouse and out-bound freight costs; catalog costs; general administrative overhead, which includes information systems, accounting, legal and human resources; and, depreciation and intangible asset amortization expense.

SG&A increased $9.6 million in the first quarter of fiscal 2018, from $47.5 million for the three months ended April 1, 2017 to $57.1 million for the three months ended March 31, 2018. The increase in SG&A is primarily related to the adoption of ASC 606, the Triumph Learning acquisition completed in August 2017, and incremental depreciation and amortization.

The adoption of ASC 606 resulted in a $4.2 million increase in catalog expenses in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. Under ASC 606, catalog costs are treated as a cost to acquire contracts and are not related to a specific contract, therefore are expensed when incurred. Prior to ASC 606, the Company capitalized catalog costs and amortized the costs over the revenue stream attributable to the catalogs. The Company expects to recognize lower catalog expenses over the remaining three quarters of fiscal 2018 as compared to the last three quarters of fiscal 2017, and full year catalog expenses for 2018 are anticipated to be lower as compared to 2017. The Company’s acquisition of Triumph Learning during last year’s third quarter resulted in approximately $4.4 million of incremental SG&A costs in the first quarter of 2018 versus last year’s first quarter. Approximately $0.8 million of the costs associated with Triumph Learning were related directly to the integration. As of the end of the first quarter of fiscal 2018, Triumph Learning is fully integrated into the operations of the Company. Depreciation and amortization expense increased by $2.1 million in the current year first quarter related primarily to incremental depreciation associated with the Company’s new phone system implementation.

All other SG&A expenses were down approximately $1.2 million during the quarter. This reduction related to primarily to decreases in variable sales compensation expense, as well as decreases in sales and marketing expenses.

As a percent of revenue, SG&A increased from 48.9% for the three months ended April 1, 2017 to 57.5% for the three months ended March 31, 2018. The impact of the adoption of ASC 606 contributed 430 bps of this increase.

Facility exit costs and restructuring

For the three-month period ended March 31, 2018, the Company recorded $0.3 million of facility exit costs and restructuring charges. For the three-month period ended April 1, 2017, the Company recorded $0.2 million of facility exit costs and restructuring charges. The amounts in both periods were entirely related to severance.

Interest Expense

Interest expense decreased from $4.1 million for the three months ended April 1, 2017 to $3.5 million for the three months ended March 31, 2018. A lower interest rate on the Company’s New Term Loan resulted in approximately $0.5 million of lower interest expense in the current year’s first quarter. Non-cash interest and amortization of debt fees were down approximately $0.1 million year-over-year.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $6.2 million for the three months ended March 31, 2018, as compared to $0.4 million for the three months ended April 1, 2017.

The effective income tax rate for the three months ended March 31, 2018 and the three months ended April 1, 2017 was 24.8% and 2.2%, respectively. The change in the effective income tax rate year-over-year is due to a combination of lower tax rates associated with the 2017 tax reform as well as the partial reversal of valuation allowances in the fourth quarter of fiscal 2017. The tax benefit recorded in the three months ended March 31, 2018 is expected to be entirely offset by tax provisions recognized against the net income expected to be generated over the remainder of fiscal 2018.

Liquidity and Capital Resources

At March 31, 2018, the Company had net working capital of $96.7 million, a decrease of $20.5 million as compared to the three months ended April 1, 2017. Net working capital includes both $10.3 million of cash and $30.4 million of current maturities of long-term debt. The Company estimates that the carrying value of its accounts receivable and accounts payable, as shown on the condensed consolidated balance sheets, approximate fair value. The Company’s capitalization at March 31, 2018 was $247.3 million and consisted of total debt of $160.9 million and stockholders’ equity of $86.4 million. The change in accounting principle (See Note 4) resulted in $7.7 million of decreased working capital, primarily related to the immediate expensing of catalog costs.

Net cash used by operating activities was $35.1 million and $29.7 million for the three months ended March 31, 2018 and April 1, 2017, respectively. The increase in cash used by operating activities related primarily to working capital changes. Cash provided by accounts receivable was $16.7 million in the first quarter of fiscal 2018 as compared to $7.3 million in the first quarter of fiscal 2017. The increase in cash provided by accounts receivable is related to a combination of collections associated with increased year-over-year accounts receivable balances as of year end and incremental volume, primarily due to the revenue generated from Triumph Learning products in the first quarter of 2018. Cash provided by changes in our accounts payable balances were $7.9 million during the first quarter of 2018 as compared to $14.6 million over the first quarter of 2017. The change in cash provided by accounts payable was down in the first quarter of fiscal 2018 due to entering 2018 with a higher accounts payable balance than 2017. The remaining change is primarily related to an increased net loss in the first quarter of 2018 versus the first quarter of fiscal 2017.

Net cash used in investing activities was $4.6 million in the first quarter of fiscal 2018 as compared to $3.8 million in the first quarter of fiscal 2017. The Company expects net cash used in investing activities to increase by approximately $2.4 million for the full year fiscal 2018 as compared to full year fiscal 2017 due to investments in the Company’s ecommerce platform, product information management systems and curriculum product development. The completion of these projects is expected to result in improvements to the Company’s platforms and processes, lower both ongoing operating costs and future investments in systems, and enable revenue growth.

Net cash provided from financing activities was $18.3 million in fiscal 2018 versus $3.9 million in fiscal 2017. In both periods the net cash provided from financing activities represents net draws from the ABL Facility, which combined with beginning of period cash balances, were used to fund operating and investing cash outflows, as well as Term Loan repayments in fiscal 2017. Outstanding borrowings on the ABL Facility were $27.3 million as of March 31, 2018, while the excess availability on that date for the ABL Facility was $38.9 million. The company repaid principal on its Term Loan in the amount of $8.7 million during the first quarter of fiscal 2018, which consisted of an excess cash flow payment of $7.8M and regularly scheduled principal payments of $0.9M.

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

Inflation

Inflation, particularly in energy costs, wage rates, and transportation costs has had and is expected to have an effect on our results of operations and our internal and external sources of liquidity.

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

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by us or on our behalf, in this Quarterly Report on Form 10-Q or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported on Form 10-K for the fiscal year ended December 30, 2017.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the period covered by this quarterly report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were not effective for the purposes set forth in the definition of the Exchange Act rules due to a material weakness in internal control over financial reporting related to insufficient general information technology controls which impact the reliability of automated inventory and revenue controls. While the Company has operational procedures in the areas of inventory and revenue control, they are not designed, executed and/or documented in a manner that is sufficient to be considered effective manual controls in accordance with the criteria established by Internal Control—Integrated Framework 2013. Based on the Company’s inability to rely on these automated and manual controls, the Company has concluded it has material weaknesses in controls related to: a) inventory quantities at the locations subject to routine cycle counts; and b) the accuracy of pricing and quantities shipped to customers. We did not identify any adjustments to our financial statements as a result of either the identification of these material weaknesses, our additional review of these areas, or our initial implementation of measures to remediate these material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

May 9, 2018	/s/ Joseph M. Yorio
Date	Joseph M. Yorio
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2018	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)