Form 10-Q
period 2018-06-30
SCHOOL SPECIALTY INC
filed 2018-08-07
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Emerging growth company	☐
Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2017 was $77,217,446.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2018
Common Stock, $0.001 par value	7,000,000

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

-Index-

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, except share and per share amounts)

	June 30, 2018	December 30, 2017	July 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,640	$31,861	$6,900
Accounts receivable, less allowance for doubtful accounts of $1,310, $1,059, and $1,136, respectively	90,470	69,297	87,461
Inventories, net	131,761	77,162	124,906
Deferred catalog costs	—	3,450	6,762
Prepaid expenses and other current assets	21,154	14,121	11,145
Refundable income taxes	2,115	547	1,325

Total current assets	254,140	196,438	238,499
Property, plant and equipment, net	32,063	33,579	32,180
Goodwill	26,842	26,842	21,588
Intangible assets, net	35,184	37,163	33,247
Development costs and other	16,191	16,339	12,600
Deferred income taxes long-term	8,347	2,046	193

Total assets	$372,767	$312,407	$338,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities—long-term debt	$64,600	$10,989	$46,882
Accounts payable	61,894	26,591	59,125
Accrued compensation	8,209	11,995	9,173
Contract liabilities	5,804	3,454	2,808
Accrued royalties	1,998	5,699	—
Other accrued liabilities	12,265	15,442	12,547

Total current liabilities	154,770	74,170	130,535
Long-term debt—less current maturities	130,437	130,574	124,849
Other liabilities	792	172	169

Total liabilities	285,999	204,916	255,553

Commitments and contingencies—Note 16
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 50,000,000 shares authorized; 7,000,000 shares outstanding	7	7	7
Capital in excess of par value	124,149	123,083	121,940
Accumulated other comprehensive loss	(1,832)	(1,425)	(1,600)
Accumulated deficit	(35,556)	(14,174)	(37,593)

Total stockholders’ equity	86,768	107,491	82,754

Total liabilities and stockholders’ equity	$372,767	$312,407	$338,307

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues	$169,272	$160,177	$268,559	$257,288
Cost of revenues	110,528	99,682	173,694	162,269

Gross profit	58,744	60,495	94,865	95,019
Selling, general and administrative expenses	53,808	51,721	110,946	99,189
Facility exit costs and restructuring	171	44	482	217

Operating income (loss)	4,765	8,730	(16,563)	(4,387)
Other expense (income):
Interest expense	3,688	4,197	7,194	8,247
Loss on early extinguishment of debt	—	4,298	—	4,298

Income (loss) before provision for (benefit from) income taxes	1,077	235	(23,757)	(16,932)
Provision for (benefit from) income taxes	1,059	99	(5,097)	(292)

Net income (loss)	$18	$136	$(18,660)	$(16,640)

Weighted average shares outstanding:
Basic EPS	7,000	7,000	7,000	7,000
Diluted EPS	7,129	7,077	7,000	7,000
Net loss per Share:
Basic	$0.00	$0.02	$(2.67)	$(2.38)
Diluted	$0.00	$0.02	$(2.67)	$(2.38)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income (loss)	$18	$136	$(18,660)	$(16,640)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(171)	139	(407)	184

Total comprehensive income (loss)	$(153)	$275	$(19,067)	$(16,456)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Six Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net loss	$(18,660)	$(16,640)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible asset amortization expense	9,393	6,473
Amortization of development costs	2,687	2,283
(Gain) on disposal of assets	(20)	—
Amortization of debt fees and other	541	797
Loss on early extinguishment of debt	—	4,298
Unrealized foreign exchange (gain) loss	69	(30)
Share-based compensation expense	1,066	1,091
Deferred taxes	(5,355)	(7)
Non-cash interest expense	1,170	1,921
Changes in current assets and liabilities:
Accounts receivable	(21,261)	(25,665)
Inventories	(56,071)	(51,254)
Deferred catalog costs	—	(1,526)
Prepaid expenses and other current assets	(6,850)	233
Accounts payable	35,118	37,141
Accrued liabilities	(7,744)	(5,353)

Net cash used by operating activities	(65,917)	(46,238)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,978)	(8,167)
Investment in product development costs	(2,650)	(1,050)
Proceeds from sale of assets	100	—

Net cash used in investing activities	(8,528)	(9,217)

Cash flows from financing activities:
Proceeds from bank borrowings	117,228	220,485
Repayment of debt and capital leases	(65,166)	(189,267)
Earnout payment for acquisition	(625)	—
Payment of debt fees and other	—	(4,009)
Net cash provided in financing activities	51,437	27,209

Effect of exchange rate changes on cash	(213)	49

Net decrease in cash and cash equivalents	(23,221)	(28,197)
Cash and cash equivalents, beginning of period	31,861	35,097

Cash and cash equivalents, end of period	$8,640	$6,900

Supplemental disclosures of cash flow information:
Interest paid	$5,483	$5,529
Income taxes paid, net	$1,245	$244

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” ASU 2018-07 simplifies the accounting for non-employee stock based compensation. Specifically, stock based compensation to non-employees is now measured on the grant date by estimating the fair value of the equity compensation to be issued. Entities should remeasure non-employee stock based compensation only for those not settled as of the measurement date through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted for interim or annual periods, but no earlier than the entity’s adoption date of Topic 606. The adoption is not expected to have a material impact on the consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effect from Accumulated Other Comprehensive Income.” ASU 2018-02 permits a company to reclassify the income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within accumulated other comprehensive income or loss (AOCI-L) to retained earnings. Because most items that are charged to AOCI-L are recorded net of applicable income taxes, the subsequent reclassification of these items from AOCI-L to the statement of operations will be at different income tax rates due to the Tax Act, thereby leaving a “stranded” tax balance within AOCI-L. ASU 2018-02 will allow a company to transfer these “stranded” amounts from AOCI-L to retained earnings. ASU 2018-02 will be effective for the Company at the beginning of fiscal 2019, with early adoption permitted. The adoption is not expected to have a material impact on the consolidated financial statements.

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

NOTE 4 – CHANGE IN ACCOUNTING PRINCIPLE

In the first quarter of 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The guidance within this standard must be applied using either of the following transition methods: (1) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). The Company chose to adopt ASC 606 using the modified retrospective approach applied to contracts not completed as of the date of adoption. We recognized the cumulative effect of initially applying the new revenue standard, net of tax, as an increase of $2,722 to the opening balance of accumulated deficit. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for that period. We do not expect the adoption of the new revenue standard to have a material impact on our net income on an ongoing basis.

Revenue is recognized upon the satisfaction of performance obligations, which occurs when control of the good or service transfers to the customer. Approximately 98% of the Company’s consolidated revenues are related to the sale of products. Under our standard contracts or purchase orders received from customers, the only performance obligation is the shipment of products. Revenue for products is recognized and the customer is invoiced when the control of the product transfers to the customer, which is generally when the product is shipped. The Company determines the time at which transfer and control of products has passed to its customers, and the time at which it is able to invoice the customers, based on review of contracts, sales agreements and purchase orders. Payment terms are generally established to be 30 days from the shipment date. We generally determine standalone selling prices based on the prices charged to customers for all material performance obligations.

The Company provides its customers an implicit right of return for full or partial refund. Prior to the adjustment for ASC 606 the Company reflected the right of return in accounts receivable. Under ASC 606 the Company has reclassified this right of return from accounts receivable into a combination of a refund liability, included within other accrued liabilities for the gross return or credit, and other current assets for the assumed value of the returned product.

Variable consideration is accounted for as a price adjustment (sales adjustment). Examples of variable consideration that affect the Company’s reported revenue include implicit rights of return and trade promotions. Implicit rights of return are typically contractually limited, amounts are estimable based upon historic return levels, and the Company records provisions for anticipated returns at the time revenue is recognized. Trade promotions are offered to cooperatives and end users through various programs, generally with terms of one year or less. Such promotions typically involve rebates based on annual purchases. Payment of incentives generally take the form of cash and are paid according to the terms of their agreement, typically within a year. Rebates are accrued as sales occur based on the program rebate rates.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company typically does not have contracts with significant financing components as payments are generally received within 60 days from the time of completion of the performance obligations. Cost incurred to obtain contracts are settled within 12 months of contract inception. Our accounting policy under ASC 606 remains consistent with past accounting policy whereby such costs are expensed as incurred.

In the analysis of the revenue streams, the Company identified two revenue streams for which the timing of revenue recognition would change.

1)

Furniture revenue associated with projects was previously recognized upon the completion of the project, or at customer acceptance. Under ASC 606, the Company has determined that is has two performance obligations within the project revenue stream: a) the delivery of equipment or furniture and b) the installation of the equipment or the furniture. For furniture associated with projects, the Company determined that control of the furniture was transferred to the customer upon delivery of the furniture to the customer site as the customer is in possession of the product at that time. The revenue attributable to the performance obligation associated with the delivery of the equipment is accelerated under the new revenue recognition standard and recognized upon delivery. The revenue attributable to installation is recognized over time during the installation process based on costs incurred relative to total expected installation costs. Under the contract terms the customer is not billed for the equipment or furniture or installation until the installation is complete. The Company allocates revenues to these two performance obligations using a cost plus margin approach, whereby gross margins are consistent for each component. The revenue associated with unsatisfied performance obligations for furniture is related to installation. The installation is typically completed and the associated revenue is recognized within approximately 90 days following the delivery of the equipment or furniture. The impact of this change in the second quarter of fiscal 2018 was the acceleration of the recognition of $5,388 of revenue and $1,144 of gross profit. The cumulative impact of this change year to date during fiscal 2018 was the acceleration of the recognition of $5,928 of revenue and $1,179 of gross profit.

2)

Professional development or training days are provided to customers that order certain of the Company’s curriculum products, the most prominent of which being the FOSS product line. The Company bills for these training days at the same time the customer is billed for the product based on the stand alone selling price. Prior to the adoption of ASC 606, the Company accrued the estimated costs associated with providing training days, when the product was shipped. After the adoption of ASC 606, the Company is deferring revenue associated with providing training days and will recognize the cost associated with providing the training when the costs are incurred. Training typically is completed and revenue is recognized within six to nine months following the shipment of the product. As the value of the training provided in both the three and six month periods ended June 30, 2018 exceeded the value of training days billed in the respective periods, the adoption of ASC 606 resulted in incremental revenue, gross profit and SG&A in each period. The impact of this change in the second quarter of fiscal 2018 was the recognition of $314 of both revenue and gross profit and SG&A of $175. The cumulative impact of this change year to date during fiscal 2018 was the recognition of $497 of both revenue and gross profit and SG&A of $221.

3)

Certain customer contracts specifically indicate that the customer obtains control of the product upon delivery. While the Company’s sales orders, invoices and catalog order forms indicate that control of the products has passed to the customer at time of shipment, a review of contracts has identified certain contracts for which the language associated with control of the product is deemed to supercede invoice terms and conditions. In the second quarter of fiscal 2018, this change resulted in the deferral of $1,016 of revenue and $394 of gross profit. The impact of this change as of 2017 year end and the end of the first quarter 2018 was immaterial, due primarily to the Company’s seasonality.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company also evaluated its catalog costs under the new revenue recognition standard and determined that its catalog costs should be treated as costs incurred to obtain contracts. Since catalog costs are incurred regardless of whether specific customer contracts or purchase orders are obtained, catalog costs are now expensed as incurred. Under the prior guidance, the Company capitalized catalog costs and amortized over the period within which revenues attributable to the catalogs were generated, which was generally one year or less. The impact of this change resulted in lower catalog expense in SG&A by $1,697 in the second quarter of fiscal 2018. This reduction reflects the difference between catalog costs incurred during the period and the catalog amortization expense prior to adopting ASC 606. The cumulative impact of this change year to date during fiscal 2018 was the acceleration of the recognition of catalog costs in SG&A of $2,527.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The cumulative effect of the changes made to our consolidated condensed balance sheet on December 31, 2017 (the first day of our fiscal 2018) for the adoption of the new revenue standard was as follows:

	Reported as of December 30, 2017	Adjustments Due to ASC 606	As Adjusted December 31, 2017
ASSETS
Accounts receivable (3)	$69,297	$458	$69,755
Inventories, net	77,162	(1,468)	75,694
Deferred catalog costs	3,450	(3,450)	—
Prepaid expenses and other current assets (1) (3)	14,121	2,043	16,164
Deferred taxes long-term	2,046	947	2,993

Total Assets	312,407	(1,470)	310,937
LIABILITIES
Contract liabilities (2) (4)	3,454	2,723	6,177
Other accrued liabilities (2) (3)	15,442	(1,471)	13,971

Total Liabilities	204,916	1,252	206,168
STOCKHOLDERS’ EQUITY
Accumulated deficit	$(14,174)	$(2,722)	$(16,896)

Total Stockholders’ Equity	107,491	(2,722)	104,769
Total Liabilities and Stockholders’ Equity	$312,407	$(1,470)	$310,937

(1)	Contract assets of $1,750 are included in Prepaid expenses and other current assets above.

(2)	Customer rebates of $1,689 have been reclassified from Other accrued liabilities to Contract liabilities.

(3)

The reserve for customer returns, refunds and allowances, in the amount of $458, was reclassified as follows: a) The amount associated with refund liabilities, of $755, has been reclassified to Other accrued liabilities; and b) The amount associated with the estimated value of returned product, of $297, has been reclassified to Prepaid expenses and other current assets.

(4)	The amounts classified as Deferred revenues in the Company’s December 30, 2017 consolidated balance sheets, have been reclassified to Contract liabilities in accordance with ASC 606.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The cumulative effect of the adjustments to our June 30, 2018 condensed consolidated statement of operations and condensed consolidated balance sheet for the adoption of ASC 606 were as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2018			June 30, 2018
	Prior to Adoption of ASC 606	Adjustments Due to ASC 606	As Reported	Prior to Adoption of ASC 606	Adjustments Due to ASC 606	As Reported
Revenues	$164,586	$4,686	$169,272	$263,151	$5,408	$268,559
Cost of revenues	106,906	3,622	110,528	169,567	4,127	173,694

Gross profit	57,680	1,064	58,744	93,584	1,281	94,865
Selling, general and administrative expenses	55,330	(1,522)	53,808	108,198	2,748	110,946

Operating income (loss)	2,179	2,586	4,765	(15,096)	(1,467)	(16,563)
Income (loss) before benefit from income taxes	(1,509)	2,586	1,077	(22,290)	(1,467)	(23,757)

Benefit from (payment of) income taxes	412	647	1,059	(4,730)	(367)	(5,097)

Net income (loss)	$(1,921)	$1,939	$18	$(17,560)	$(1,100)	$(18,660)

	June 30, 2018
	Prior to Adoption of ASC 606	Adjustments Due to ASC 606	As Reported
ASSETS
Accounts receivable (3)	$90,733	$(263)	$90,470
Inventories, net	137,354	(5,593)	131,761
Deferred catalog costs	5,977	(5,977)	—
Prepaid expenses and other current assets (1) (3)	12,907	8,247	21,154
Deferred taxes long-term	7,980	367	8,347

Total Assets	375,986	(3,219)	372,767
LIABILITIES
Contract liabilities (2)	$3,687	$2,117	$5,804
Other accrued liabilities (2) (3)	12,838	(573)	12,265

Total Liabilities	284,455	1,544	285,999
STOCKHOLDERS’ EQUITY
Accumulated deficit	$(30,793)	$(4,763)	$(35,556)

Total Stockholders’ Equity	91,531	(4,763)	86,768
Total Liabilities and Stockholders’ Equity	$375,986	$(3,219)	$372,767

(1)	Contract assets of $7,678 are included in Prepaid expenses and other current assets.

(2)	Customer rebates of $1,578 have been reclassed from Other accrued liabilities to Contract liabilities.

(3)

The reserve for customer returns, refunds and allowances, in the amount of $753, was reclassified as follows: a) The amount associated with refund liabilities, of $1,322, has been reclassified to Other accrued liabilities; and b) The amount associated with the estimated value of returned product, of $569, has been reclassified to Prepaid expenses and other current assets.

The below table shows the Company’s disaggregated revenues for the three months and six months ended June 30, 2018 and July 1, 2017.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Distribution revenues by product line:
Supplies	$80,241	$76,756	$133,673	$134,955
Furniture	52,354	42,774	76,305	65,370
Instruction & Intervention	14,337	10,238	26,858	16,420
AV Tech	4,089	4,502	8,366	9,286
Agendas	4,588	6,476	4,834	6,746
Freight Revenue	2,581	2,454	4,387	3,993
Customer Allowances / Discounts	(2,415)	(1,856)	(4,028)	(3,473)

Total Distribution Segment	$155,775	$141,344	$250,395	$233,297
Curriculum revenues by product line:
Science	$13,497	$18,833	$18,164	$23,991

Total Curriculum Segment	$13,497	$18,833	$18,164	$23,991

Total revenues	$169,272	$160,177	$268,559	$257,288

Revenues from the sale of products comprise the significant portion of revenues in all product categories in the above table. The product revenues associated with the above disaggregated revenues are recorded when control of goods or services are transferred to the customer. The Furniture category includes installation revenues that are recorded over time as installation services are incurred. The Instruction & Intervention category includes subscription revenues which are recognized over the subscription period, typically twelve months. All product categories are impacted by school budget funding.

The Company had a contract liability balance of $6,177 as of December 31, 2017, after the cumulative effects related to the adoption of ASC 606. During the six months ended June 30, 2018, the Company recognized into revenues $4,684, which had been included in the contract liability balance as of December 31, 2017.

NOTE 5 – BUSINESS COMBINATIONS

On August 18, 2017, the Company completed the acquisition of the assets of Triumph Learning, LLC (“Triumph Learning”) pursuant to the terms of an Asset Purchase Agreement dated August 18, 2017 (the “Purchase Agreement”) by and among School Specialty and Triumph Learning, LLC, a Delaware limited liability company. School Specialty acquired all the assets of Triumph Learning for $20,376 plus the assumption of certain liabilities. At closing, $18,114 of the total purchase price was paid using the Company’s existing debt facilities (see Note 12 – Debt). The Company drew $14,000 from the delayed draw term loan feature of its New Term Loan (as defined in Note 12) and drew $4,114 from its ABL Facility (as defined in Note 12) to fund this portion of the purchase price. In November 2017, the Company paid $912 as a final working capital adjustment, which was funded through the Company’s ABL Facility. The remaining purchase price in excess of the cash paid at closing represents the discounted fair value of the contingent portion of the purchase price. The contingent portion of the purchase price is 4.5% of net Triumph Learning revenues from certain Triumph Learning products over the period August 18, 2017 through December 18, 2018, subject to a maximum consideration of $1.5 million. The contingent portion of the purchase price is scheduled to be paid quarterly over the above-mentioned period, and $343 of this contingent obligation was paid in the first quarter ended March 31, 2018 and $282 was paid in the second quarter ended June 30, 2018. The maximum present value of the contingent portion of the purchase price is $1,350. The Company accounted for this acquisition as a business combination in accordance with ASC 805.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Triumph Learning is a publisher of state-specific assessment preparation, and supplemental and intervention curriculum products for the K-12 education market. For over 25 years, Triumph Learning’s flagship product, Coach, has been utilized throughout education, providing educational facilities and teachers with hands-on test preparation books for English and Language Arts (ELA), Math, Science and Social Studies, with materials customized to state-specific best practices, along with a comprehensive series of supplemental and intervention resources for Math, ELA and Science. Solutions are delivered through multiple platforms, including both print and digital, as well as through third-party platforms and applications. Triumph Learning’s products are complementary to School Specialty’s current offering and others that it intends to bring to market, as it expands its product offering in the Instruction & Intervention category. There are also significant potential synergies beyond the product offering as the Company anticipates the acquisition will result in a broader and more effective selling organization and an extended customer reach that will enable the Company to deliver a true blended learning solution to its customers.

School Specialty incurred acquisition and integration costs of $1,404 in the first and second quarters of 2018 and $3,203 in the third and fourth quarters of fiscal 2017 related to the Triumph Learning acquisition. These costs included legal, due diligence and integration-related costs and are recorded as SG&A.

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

The unaudited pro forma consolidated results in the following table include the Company’s reported results for each respective period and the historical results of Triumph Learning for those periods. The unaudited condensed combined statements of operations for the three and six month periods ended July 30, 2018 and the unaudited pro forma condensed combined statements of operations for the three months and six months ended July 1, 2017 give effect to the acquisition of Triumph Learning as if it had occurred at the beginning of the periods presented.

Anticipated synergies from the combined operations have not been incorporated into the pro forma results as synergies are preliminary. Net income does reflect the incremental interest expense which would have been incurred if the acquisition had been completed at the beginning of the periods presented.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues	$169,272	$165,843	$268,559	$270,512
Net income (loss)	18	(858)	(18,660)	(17,642)
Weighted average shares outstanding:
Basic EPS	7,000	7,000	7,000	7,000
Diluted EPS	7,129	7,077	7,000	7,000
Net income per Share:
Basic	$0.00	$(0.12)	$(2.67)	$(2.52)
Diluted	$0.00	$(0.12)	$(2.67)	$(2.52)

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

The Company has net operating loss (“NOL”) carryforwards of approximately $3,400 for federal and approximately $3,400 for state. The federal NOL begins to expire in 2037. In December 2017, the Tax Act was enacted into law, significantly changing income tax law that affects U.S. corporations. Key changes included a corporate tax rate reduction from 35 percent to 21 percent effective January 1, 2018, expensing of certain qualified property, significant changes to the U.S international tax system such as a one-time transition tax on accumulated foreign earnings, and how foreign earnings are subject to U.S. tax. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued in the future, the Company has not completed its analysis of the effects of the Tax Act as it relates to the one-time transition tax on accumulated foreign earnings. The Company has estimated the impact of the one-time transition tax to be between zero and $1,000. For the period ended December 30, 2017, the Company recorded a tax benefit of $704 associated with the re-measurement of deferred taxes for the corporate rate reduction and a provisional tax provision of zero for the one-time transition tax. The provisional estimates will be adjusted during the measurement period of twelve months from the initial date of the Tax Act, defined under SAB 118, based upon the Company’s ongoing analysis of its data and tax positions along with new guidance from regulators and interpretations of the law.

The Company has considered the effect of U.S. Internal Revenue Code (“Code”) Section 382 on our ability to utilize existing net operating losses and foreign tax credit carryforwards. Section 382 imposes limits on the amount of tax attributes that can be utilized where there has been an ownership change as defined under the Code. The Company has determined that an ownership change occurred in fiscal 2013 that was subject to Section 382. Due to the application of Section 382, certain federal and state deferred tax attributes, such as foreign tax credits, were subject to future limitation.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In the fourth quarter of fiscal 2017, the Company decreased its valuation allowance by approximately $1,700. Based on the Company’s trend of positive earnings before tax plus projections of the future earnings before tax we believe it is more likely than not that we will realize the tax benefit associated with $1,700 of net deferred tax assets. As of December 30, 2017, the Company continued to maintain a valuation allowance of $7,263 against its foreign tax credits and capital loss carryovers based on projections that reflect minimal to zero foreign source income and capital gains. The Company previously had concluded that the realization of substantially all its deferred tax assets did not meet the more likely than not threshold and recorded a tax valuation allowance due to the lack of taxable income. As of June 30, 2018, the Company had an immaterial amount of unremitted earnings from foreign investments.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at June 30, 2018, December 30, 2017, and July 1, 2017, was $792, $172, and $169, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity during the six months ended June 30, 2018 and July 1, 2017, were as follows:

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 30, 2017	$7	$123,083	$(14,174)	$(1,425)	$107,491
Cumulative effect of change in accounting principle (1)	—	—	(2,722)	—	(2,722)
Net loss	—	—	(18,660)	—	(18,660)
Share-based compensation expense	—	1,066	—	—	1,066
Foreign currency translation adjustment	—	—	—	(407)	(407)

Balance, June 30, 2018	$7	$124,149	$(35,556)	$(1,832)	$86,768

Balance, December 31, 2016	$7	$120,849	$(20,953)	$(1,784)	$98,119
Net loss	—	—	(16,640)	—	(16,640)
Share-based compensation expense	—	1,091	—	—	1,091
Foreign currency translation adjustment	—	—	—	184	184

Balance, July 1, 2017	$7	$121,940	$(37,593)	$(1,600)	$82,754

(1)	– See Note 4, “Change in Accounting Principle,” of the notes to condensed consolidated financial statements for further discussion.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 8 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended June 30, 2018:
Basic EPS	$18	7,000	$0.00

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	129

Diluted EPS	$18	7,129	$0.00

Three months ended July 1, 2017:
Basic EPS	$136	7,000	$0.02

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	77

Basic and diluted EPS	$136	7,077	$0.02

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Six months ended June 30, 2018:
Basic EPS	$(18,660)	7,000	$(2.67)

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Basic and diluted EPS	$(18,660)	7,000	$(2.67)

Six months ended July 1, 2017:
Basic EPS	$(16,640)	7,000	$(2.38)

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Basic and diluted EPS	$(16,640)	7,000	$(2.38)

The Company had weighted average stock options outstanding of 714 for both the three months ended June 30, 2018 and July 1, 2017, which were not included in the computation of diluted EPS because they were anti-dilutive. The Company had weighted average stock options outstanding of 718 and 623 for the six months ended June 30, 2018 and July 1, 2017, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

The Company had weighted average restricted stock units outstanding of 214 and 205 for the three and six months ended June 30, 2018, respectively. The Company had weighted average restricted stock units outstanding of 196 for the three and six month periods ended July 1, 2017.

For the three month period ended June 30, 2018 and July 1, 2017, 85 and 128 of the restricted stock units were not included in the computation of diluted EPS because they were anti-dilutive. For the six month periods ended June 30, 2018 and July 1, 2017, no portion of the restricted stock units were not included in the computation of diluted EPS because they were anti-dilutive due to the net loss.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 9 – SHARE-BASED COMPENSATION EXPENSE

As of June 30, 2018, the Company had one share-based employee compensation plan: the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. On June 12, 2018, the Company’s stockholders approved an amendment to the 2014 Plan, which increased the number of share available under the 2014 Plan by an additional 700 shares.

Options

The Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) granted 238 stock option awards during the six month period ended July 1, 2017 to members of management including its CEO. The options awarded to the Company’s CEO will vest as to one-fourth of the options on the first four anniversaries of the date of the award. The options that were awarded to the other members of management will vest as to one-half of the options on the second anniversary of the date of the award and as to one-fourth of the options on each of the third and fourth anniversaries of the award date. The Company did not grant stock option awards during the three and six month periods ended June 30, 2018.

The fair-value of the options granted in the three month period ended July 1, 2017 was $10.08 per share. The fair value of the options is estimated on the measurement date using the Black-Scholes single option pricing model. The assumptions included a risk-free rate of 1.92%, expected volatility of 59% and an expected term of 6.3 years.

The fair-value of the options granted in the six month period ended July 1, 2017 was $10.14 per share. The fair value of the options is estimated on the measurement date using the Black-Scholes single option pricing model. The assumptions included a risk-free rate of 2.31%, expected volatility of 59% and an expected term of 6.3 years.

A summary of option transactions for the six months ended June 30, 2018 and July 1, 2017 were as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at December 30, 2017	721	$18.57	350	$18.57
Granted	—
Exercised	—
Canceled	(14)	18.57

Balance at June 30, 2018	707	$18.57	433	$18.57

Balance at December 31, 2016	497	$18.57	224	$18.57
Granted	238	18.57
Exercised	—
Canceled	(21)	18.57

Balance at July 1, 2017	714	$18.57	315	$18.57

The weighted average life remaining of the stock options outstanding as of June 30, 2018 was 6.9 years and as of July 1, 2017 was 7.9 years.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Restricted Stock Units

On June 18, 2018, the Compensation Committee granted an aggregate of 109 Restricted Stock Units (“RSUs”) under the Company’s 2014 Plan to members of the Company’s senior management. The RSUs have time-based vesting provisions, with one-third of the RSUs vesting on each March 15 of 2019, 2020 and 2021. In addition, the Compensation Committee granted an aggregate of 15 RSUs under the 2014 Plan to each of the non-employee members of the Board of Directors. The RSUs have time-based vesting provisions, with all of the RSUs vesting on June 18, 2019.

On March 23, 2016, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 196 RSUs under the Company’s 2014 Plan to members of the Company’s senior management. The RSUs are performance-based. A certain percentage of the RSUs will vest on the third anniversary of the date of grant, with such percentage based on the 15 day Volume Weighted Average Price (“VWAP”) of the Company’s common stock prior to the vesting date. The percentage of RSUs that will vest shall be determined as follows:

Vesting %	15 Day VWAP
0%	VWAP less than $15.43
20%	VWAP greater than or equal to $15.43, but less than $16.86
40%	VWAP greater than or equal to $16.86, but less than $18.29
60%	VWAP greater than or equal to $18.29, but less than $19.71
80%	VWAP greater than or equal to $19.71, but less than $21.14
100%	VWAP greater than or equal to $21.14

Due to the nature of the vesting conditions of the RSUs, a valuation methodology needed to incorporate potential equity value paths for the Company. As such, the fair value of the RSU grants was determined under a Monte Carlo approach with a simulation of the Company’s stock price to a date that is 15 trading days prior to the vesting date. A large number of trials were run under the Monte Carlo approach to ensure an adequate sampling of different potential scenarios was achieved. Based on this approach, the fair value of the RSUs granted on March 23, 2016 was $11.55 per share. Any RSUs that vest will be settled in shares of Company common stock

Stock Appreciation Rights

On May 28, 2014, the Board granted 39 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. On September 28, 2015, the Board granted 39 SARs to each of the two new non-employee members of the Board. On January 17, 2018, the Board granted 39 SARs to its new non-employee member of the Board. Each SAR has a grant date value of $18.57 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. As the Company’s stock trading price was exceeded each SAR’s exercise price as of June 30, 2018, expense of $99 was recorded for the SARs during the three months ended June 30, 2018. The SARs vested as to one-half of the SARs on the second anniversary of the date of grant and vested as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. 39 of the outstanding SARs were exercised by a member of the Board and $31 of expense was recognized. Total SARs that remain outstanding as of June 30, 2018 are 154.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table presents the share-based compensation expense recognized for the three and six month periods ended June 30, 2018 and July 1, 2017:

	For the Three Months Ended
	June 30, 2018		July 1, 2017
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$267	$200	$322	$196
SARs	131	98	—	—
RSUs	227	170	189	115

Total stock-based compensation expense	$625		$511

	For the Six Months Ended
	June 30, 2018		July 1, 2017
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$651	$488	$704	$430
SARs	131	98	—	—
RSUs	415	311	387	236

Total stock-based compensation expense	$1,197		$1,091

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. The Company records actual forfeitures in the period the forfeiture occurs. Stock-based compensation expense associated with stock options and RSUs are non-cash expenses which are recorded to additional paid in capital. Stock-based compensation expense associated with SARs must be cash-settled and are recorded to other accrued liabilities until settled.

The total unrecognized share-based compensation expense as of June 30, 2018 and July 1, 2017 was as follows:

	June 30, 2018	July 1, 2017
Stock Options, net of actual forfeitures	$1,701	$3,335
SARs	55	—
RSUs	2,921	1,378

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

June 30, 2018	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$13,294	$(4,601)	$8,693
Publishing rights (20 years)	4,000	(1,017)	2,983
Trademarks (20 years)	26,587	(5,948)	20,639
Developed technology (7 years)	6,600	(4,793)	1,807
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(1,200)	—
Favorable leasehold interests (10 years)	2,160	(1,098)	1,062

Total intangible assets	$58,241	$(23,057)	$35,184

December 30, 2017	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$13,294	$(4,067)	$9,227
Publishing rights (20 years)	4,000	(917)	3,083
Trademarks (20 years)	26,587	(5,283)	21,304
Developed technology (7 years)	6,600	(4,321)	2,279
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(990)	210
Favorable leasehold interests (10 years)	2,160	(1,100)	1,060

Total intangible assets	$58,241	$(21,078)	$37,163

July 1, 2017	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$11,300	$(3,549)	$7,751
Publishing rights (20 years)	4,000	(817)	3,183
Trademarks (20 years)	22,700	(4,635)	18,065
Developed technology (7 years)	6,600	(3,850)	2,750
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(980)	220
Favorable leasehold interests (10 years)	2,160	(882)	1,278

Total intangible assets	$52,360	$(19,113)	$33,247

The gross values were determined by valuations performed either as part of fresh start accounting or the acquisition of Triumph Learning. In addition to the intangible assets above, the Company recorded $26,842 of goodwill. This includes $5,253 of goodwill associated with the purchase price allocation for the Triumph Learning acquisition.

Intangible asset amortization expense was including in selling, general and administrative expense. Intangible asset amortization expense for the three month periods ended June 30, 2018 and July 1, 2017, was $979 and $901, respectively. Intangible asset amortization expense for the six month periods ended June 30, 2018 and July 1, 2017, was $1,978 and $1,802, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Intangible asset amortization expense for each of the five succeeding fiscal years is expected to be as follows:

Fiscal 2018 (6 months remaining)	$1,878
Fiscal 2019	3,757
Fiscal 2020	3,207
Fiscal 2021	2,814
Fiscal 2022	2,814
Fiscal 2023	2,688

The table below shows the allocation of the recorded goodwill as of June 30, 2018 for both the reporting units and reporting segments.

	Distribution Segment	Curriculum Segment	Total
Goodwill	$22,262	$4,580	$26,842

Balance at June 30, 2018	$22,262	$4,580	$26,842

NOTE 11 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2018	December 30, 2017	July 1, 2017
Projects in progress	$2,983	$5,186	$11,284
Buildings and leasehold improvements	2,971	3,048	3,298
Furniture, fixtures and other	64,828	60,046	49,383
Machinery and warehouse equipment	14,595	13,813	13,155

Total property, plant and equipment	85,377	82,093	77,120
Less: Accumulated depreciation	(53,314)	(48,514)	(44,940)

Net property, plant and equipment	$32,063	$33,579	$32,180

Depreciation expense for the three and six month periods ended June 30, 2018 and July 1, 2017 was $2,955 and $2,425 and $7,414 and $4,671, respectively.

NOTE 12 – DEBT

Long-term debt consisted of the following:

`	June 30, 2018	December 30, 2017	July 1, 2017
ABL Facility, maturing in 2022	$61,500	$—	$44,132
New Term Loan, maturing in 2022	112,499	121,938	109,313
Unamortized New Term Loan Debt Issuance Costs	(2,872)	(3,205)	(3,533)
Deferred Cash Payment Obligations, maturing in 2019	23,910	22,830	21,819

Total debt	195,037	141,563	171,731
Less: Current maturities	(64,600)	(10,989)	(46,882)

Total long-term debt	$130,437	$130,574	$124,849

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

On April 7, 2017, the Company executed the Third Amendment to its ABL Facility (the “ABL Amendment”). The ABL Amendment provided a new lower pricing tier of LIBOR plus 125 basis points, a seasonal increase in the borrowing base of 5.0% of eligible accounts receivable for the months of March through August, and the inclusion of certain inventory in the borrowing base, which previously had been excluded. Additionally, certain conforming changes were made in connection with the entry into the New Term Loan Agreement (as defined below). The ABL Amendment extends the maturity of the ABL Facility, as amended, to April 7, 2022 (“ABL Termination Date”), provided that the ABL Termination Date will automatically become February 7, 2022 unless the New Term Loan (as defined below) has been repaid, prepaid, refinanced, redeemed, exchanged, amended or otherwise defeased or discharged prior to such date.

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

The effective interest rate under the ABL Facility for the three months ended June 30, 2018 was 5.33%, which includes interest on borrowings of $455, amortization of loan origination fees of $104 and commitment fees on unborrowed funds of $73. The effective interest rate under the ABL Facility for the three months ended July 1, 2017 was 4.75%, which includes interest on borrowings of $250, amortization of loan origination fees of $104 and commitment fees on unborrowed funds of $83.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The effective interest rate under the ABL Facility for the six months ended June 30, 2018 was 6.54%, which includes interest on borrowings of $538, amortization of loan origination fees of $208 and commitment fees on unborrowed funds of $181. As of June 30, 2018, the outstanding balance on the ABL Facility was $61,500. The effective interest rate under the ABL Facility for the six months ended July 1, 2017 was 8.03%, which includes interest on borrowings of $263, amortization of loan origination fees of $299 and commitment fees on unborrowed funds of $199. As of July 1, 2017, the outstanding balance on the ABL Facility was $44,132. The Company has estimated that the fair value of its ABL Facility (valued under level 3) as of June 30, 2018 approximated the carrying value of $61,500.

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

The New Term Loan matures on April 7, 2022. The New Term Loan requires scheduled quarterly principal payments of 0.625% of the original principal amount which commenced June 30, 2017 and continue through the quarter ended March 31, 2019. Subsequent to March 31, 2019, the scheduled quarterly principal payments are 1.250% of the original principal amount. Required scheduled quarterly principal payments on borrowings under the delayed-draw feature begin in the quarter following a draw on this feature. In addition to scheduled quarterly principal repayments, the New Term Loan Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including but not limited to certain asset dispositions, extraordinary receipts, and the issuance or sale of any indebtedness or equity interests (other than permitted issuances or sales). The New Term Loan Agreement also requires prepayments at specified levels from the Company’s excess cash flow. In the first quarter of fiscal 2018, the Company made a $7,801 repayment of principal based on fiscal 2017 excess cash flow. The Company is also permitted to voluntarily prepay the New Term Loan in whole or in part. Voluntary prepayments made before April 7, 2018 will be subject to an early prepayment fee of 2.0%, while any voluntary prepayment made on or after April 7, 2018, but before April 7, 2019, will be subject to a 1.0% early prepayment fee. Voluntary prepayments made on or after April 7, 2019 will not be subject to an early payment fee. All prepayments of the loans will be applied first to that portion of the loans comprised of prime rate loans and then to that portion of loans comprised of LIBOR rate loans. The New Term Loan Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants commencing with the fiscal quarter ending September 30, 2017 relating to the Company’s fixed charge coverage ratio and net senior leverage ratio, and an annual limitation on capital expenditures and product development investments, collectively. The Company was in compliance with all such financial covenants during the second quarter of fiscal 2018.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The effective interest rate under the New Term Loan for the three months ended June 30, 2018 was 8.70%, which includes interest on borrowings of $2,310 and amortization of loan origination fees of $180. The effective interest rate under the New Term Loan for the three months ended July 1, 2017 was 8.27%, which includes interest on borrowings of $2,139 and amortization of loan origination fees of $170.

As of July 1, 2017, the outstanding balance on the New Term Loan Credit Agreement was $109,313. Of this amount, $2,750 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

The effective interest rate under the New Term Loan for the six months ended June 30, 2018 was 8.63%, which includes interest on borrowings of $4,740 and amortization of loan origination fees of $358. As of June 30, 2018, the outstanding balance on the New Term Loan Credit Agreement was $112,499. Of this amount, $3,100 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

The Company has estimated that the fair value of its New Term Loan (valued under Level 3) as of June 30, 2018 approximated the carrying value of $112,499.

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

The Company’s reconciliation of general unsecured claims was completed in fiscal 2015. As of June 30, 2018, the Company’s deferred payment obligations were $23,910, of which $3,094 represents a 20% recovery for the general unsecured creditors and $12,095 represents a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $8,721 related to accrued paid-in-kind interest.

The Company has estimated that the fair value of its Deferred Cash Payment Obligations (valued under Level 3) approximates $23,827 as of June 30, 2018. The Company estimated the fair value for its Deferred Cash Payment Obligations based upon the net present value of future cash flows using the discount rate that is consistent with our New Term Loan.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive loss during the six months ended June 30, 2018 and July 1, 2017 were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 30, 2017	$(1,425)
Other comprehensive income (loss) before reclassifications	(236)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at March 31, 2018	$(1,661)

Other comprehensive income (loss) before reclassifications	(171)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at June 30, 2018	$(1,832)

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 31, 2016	$(1,784)
Other comprehensive income before reclassifications	45
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at April 1, 2017	$(1,739)

Other comprehensive income before reclassifications	139
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at July 1, 2017	$(1,600)

NOTE 14 – RESTRUCTURING

In the three and six months ended June 30, 2018 and July 1, 2017, the Company recorded restructuring costs associated with severance related to staffing reductions. The following is a reconciliation of accrued restructuring costs for these periods and are included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 30, 2017	$—	$—	$50	$50
Amounts charged to expense	—	—	311	311
Payments	—	—	(189)	(189)

Accrued Restructuring Costs at March 31, 2018	$—	$—	$172	$172

Amounts charged to expense	—	—	171	171
Payments	—	—	(258)	(258)

Accrued Restructuring Costs at June 30, 2018	$—	$—	$85	$85

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 31, 2016	$—	$—	$561	$561
Amounts charged to expense	—	—	173	173
Payments	—	—	(574)	(574)

Accrued Restructuring Costs at April 1, 2017	$—	$—	$160	$160

Amounts charged to expense	—	—	44	44
Payments	—	—	(161)	(161)

Accrued Restructuring Costs at July 1, 2017	$—	$—	$43	$43

NOTE 15 –SEGMENT INFORMATION

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

Beginning in the second quarter of fiscal 2017, the Company revised its internal management reporting structure whereby: a) a new Instruction & Intervention product line included in the Distribution segment was formed consisting of its Reading product lines, formerly managed as a separate product line, and the supplemental education products, which were previously included within the former Instructional Solutions product line: b) the early learning and special needs products from the former Instructional Solutions product line are reported within the Supplies product line: and, c) the science supplies, previously included in the Science product line, within the Curriculum operating segment, were combined within the Supplies product line within the Distribution operating segment. The Company has revised its go-to-market strategy and management structure resulting in the alignment of the reading and science supply products to be consistent with other distributed items within the Distribution operating segment. This change also is consistent with the Company’s internal realignment of the new team sell model established in 2017 whereby every customer, district and territory will have a Distribution team supporting their business. The Distribution sales team focuses on selling all Distribution segment products, including the reading and science supplies items. The Distribution segment offers products primarily to the pre-kindergarten through twelfth grade (“preK-12”) education market that include basic classroom supplies and office products, instructional materials, indoor and outdoor furniture and equipment, physical education equipment, classroom technology, and planning and organizational products.

The Curriculum segment is a publisher of proprietary core curriculum, primarily FOSS and Delta Science Module products, in the science category within the preK-12 education market. The Curriculum segment has a sales team which is unique from the Distribution sales team and focuses exclusively on the products within this segment. In addition, these products have specific product development requirements, and customer purchasing decisions are made in a different manner than the products represented in our Distribution segment. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies as included in the Company’s Report on Form 10-K for the fiscal year ended December 30, 2017.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company changed how cost variances are allocated between the two segments beginning in the second quarter of fiscal 2018. The changes were not material. The information prior to the second quarter of fiscal 2018 has been restated to reflect the change in allocation methodologies.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues:
Distribution	$155,775	$141,344	$250,395	$233,297
Curriculum	13,497	18,833	18,164	23,991

Total	$169,272	$160,177	$268,559	$257,288

Gross Profit:
Distribution	$50,803	$50,440	$84,745	$82,406
Curriculum	7,941	10,055	10,120	12,613

Total	$58,744	$60,495	$94,865	$95,019

Operating income (loss) and loss before taxes:
Operating income (loss)	4,765	8,730	(16,563)	(4,387)
Interest expense and reorganization items, net	3,688	8,495	7,194	12,545

Income (loss) before provision for or benefit from income taxes	$1,077	$235	$(23,757)	$(16,932)

	June 30, 2018	December 30, 2017	July 1, 2017
Identifiable assets:
Distribution	$301,838	$230,449	$276,588
Curriculum	54,629	48,894	56,630
Corporate assets	16,300	33,064	5,089

Total	$372,767	$312,407	$338,307

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Depreciation and amortization of intangible assets and development costs:
Distribution	$4,771	$3,353	$10,774	$6,832
Curriculum	547	964	1,336	1,924

Total	$5,318	$4,317	$12,080	$8,756

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$3,051	$4,768	$6,747	$8,053
Curriculum	922	662	1,881	1,164

Total	$3,973	$5,430	$8,628	$9,217

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table shows the Company’s revenues by each major product line within its two segments:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Distribution revenues by product line:
Supplies	$80,241	$76,756	$133,673	$134,955
Furniture	52,354	42,774	76,305	65,370
Instruction & Intervention	14,337	10,238	26,858	16,420
AV Tech	4,089	4,502	8,366	9,286
Agendas	4,588	6,476	4,834	6,746
Freight Revenue	2,581	2,454	4,387	3,993
Customer Allowances / Discounts	(2,415)	(1,856)	(4,028)	(3,473)

Total Distribution Segment	$155,775	$141,344	$250,395	$233,297
Curriculum revenues by product line:
Science	$13,497	$18,833	$18,164	$23,991

Total Curriculum Segment	$13,497	$18,833	$18,164	$23,991

Total revenues	$169,272	$160,177	$268,559	$257,288

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Quarterly Overview

School Specialty is a leading provider of innovative solutions that support integrated learning environments. School Specialty designs, develops and delivers a broad assortment of innovative and proprietary products, programs and services to the education marketplace, including essential classroom supplies, furniture, educational technology, supplemental learning resources (“instructional solutions”), science curriculum solutions, and evidence-based safety and security training. The Company applies its unmatched team of subject-matter experts and customized planning, development and project management tools to deliver this comprehensive offering as the 21st Century Safe School™, a concept built around best-practice school environments that support the social, emotional, mental, and physical safety of students – improving both learning outcomes and school district performance. The Company provides educators with innovative and proprietary products and services, from basic school supplies to 21st century learning environments to Science, English and Language Arts (“ELA”), and Math core and supplemental instructional materials. Through its nationwide distribution network, School Specialty also provides its customers with access to a broad spectrum of trusted, third-party brands across its business segments. This assortment strategy enables the Company to offer a broad range of products primarily serving the preK-12 education market at the state, district and school levels. The Company is expanding its presence outside the education market into channels such as partnerships with e-tailers, and healthcare facilities.

Our goal is to grow profitably as a leading provider of innovative 21st century classroom solutions including, supplies, furniture products, services and curriculum for the education market and select other markets. We have experienced three consecutive years of overall revenue growth. We expect to continue to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names and distribution capabilities and transforming the Company’s sales and marketing to a team-based selling approach focused on new customer acquisition, customer retention and penetration, and expanding into new markets or product areas. New revenue streams may include opportunities in areas that could expand our addressable market, such as distribution to non-education customers, expansion into new product lines, continued growth in our e-tail partnerships, and potentially, abroad in select international markets. In addition, the Company is committed to continuing to invest in product development in order to expand and improve its product offerings.

While remaining focused on lowering costs through consolidation and process improvement, the Company is equally focused on revenue growth and gross margin management. The Company believes the following initiatives will contribute to continued revenue growth, while effectively managing gross margin and operating costs:

•	Successful execution of a new team sell model;

•	Establish momentum in delivering the “21st Century Safe School™” value proposition;

•	Improve the effectiveness of pricing strategies and margin management;

•	Development of effective strategies to manage margin in competitive bidding scenarios;

•	Increase product line specific sales and support expertise; and

•	Execute on key platform investments to both drive efficiency and improve customer experiences.

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

Triumph Learning’s products are complementary to School Specialty’s current offering and others that it intends to bring to market, as it expands its product offering in the Instruction & Intervention category. There are also significant potential synergies beyond the product offering as the Company anticipates the acquisition will result in a broader and more effective selling organization and an extended customer reach that will enable the Company to deliver a true blended learning solution to its customers.

Results of Operations

Costs of Revenues and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in Cost of Revenues and Selling, General and Administrative Expenses:

Cost of Revenues	Selling, General and Administrative Expenses
• Direct costs of merchandise sold, net of vendor rebates other than vender payments for or the reimbursement of specific, incremental and identifiable costs, and net of early payment discounts.

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

• Catalog expenses, offset by vendor payments for or reimbursement of specific, incremental and identifiable costs.

• Depreciation and intangible asset amortization expense, other than amortization of product development costs.

The classification of these expenses varies across the distribution industry. As a result, the Company’s gross margin may not be comparable to other retailers or distributors.

Three Months Ended June 30, 2018 Compared to Three Months Ended July 1, 2017

Revenues

Revenue of $169.3 million for the three months ended June 30, 2018 increased by $9.1 million, or 5.7%, as compared to the three months ended July 1, 2017. The adoption of ASC 606 contributed $4.7 million of the incremental revenue, primarily within the Company’s Distribution segment.

Distribution segment revenues of $155.8 million for the three months ended June 30, 2018 increased by 10.2%, or $14.4 million, from the three months ended July 1, 2017. Revenues from the Triumph Learning products, acquired in the third quarter of fiscal 2017 and reported in our Instruction & Intervention product category, contributed $4.1 million of incremental revenues in the second quarter of fiscal 2018. After adjusting for the impact of revenues from our Triumph Learning products, Distribution segment revenues are up in the second quarter by $10.3 million compared to the prior year period. Revenues from the Supplies product category, our largest category, increased approximately $3.5 million in the quarter as incoming orders in the quarter were up over 11% compared to incoming orders in the second quarter orders in 2017. Second quarter revenues in our second largest category, Furniture, were up 22.4%, or $9.6 million, compared to last year’s second quarter. While the adoption of ASC 606 contributed $5.4 million of this increase, incoming orders remained strong throughout the quarter, up 16.5% versus last year’s second quarter. Adjusting the Instruction & Intervention category to exclude the incremental revenue associated with the Triumph Learning products, the category was flat to prior year. Agendas revenues were $4.6 million in the second quarter of fiscal 2018, or down $1.9 million from last year’s second quarter. AV Tech revenues of $4.1 million were down $0.4 million as compared to last year’s second quarter. The revenue performance of Agendas and AV Tech were modestly below our expectations.

Curriculum segment revenues of $13.5 million for the three months ended June 30, 2018 decreased by 28.3%, or $5.3 million, from the three months ended July 1, 2017. The decline was primarily related to three large school district orders, totaling $4.4 million, which shipped in last year’s second quarter. With limited state science adoption related opportunities in 2018, we expected declines in segment revenues in fiscal 2018. However, based on the current pipeline of state adoption and significant opportunities in open territory states, we anticipate segment growth resuming in 2019 as adoption related opportunities are expected to increase.

Gross Profit

Gross profit for the three months ended June 30, 2018 was $58.7 million, as compared to $60.5 million for the three months ended July 1, 2017. Gross margin for the three months ended June 30, 2018 was 34.7%, as compared to 37.8% for the three months ended July 1, 2017.

Distribution segment gross margin was 32.6% for the three months ended June 30, 2018, as compared to 35.7% for the three months ended July 1, 2017. Rate variances at a product level negatively impacted gross margins by 250 basis points in the current year second quarter. These negative rate variances are related to certain state, regional and district-level pricing agreements, which became effective at various points in 2017. In addition, the strategic move to more competitive pricing on commodity items also is a contributing factor the decline. However, these pricing actions have driven growth and customer penetration in fiscal 2018. Higher product development amortization in the current year second quarter resulted in 20 basis points of lower gross margin.

Curriculum segment gross margin was 58.8% for the three months ended June 30, 2018, as compared to 53.4% for the three months ended July 1, 2017. Incremental training revenue in the current year’s second quarter contributed approximately 150 basis points to the gross margin improvement, while favorable lower product costs in the current year contributed approximately 360 basis points to the gross margin improvement. Lower product development amortization in the current year second quarter contributed 30 basis points of the gross margin increase.

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

SG&A increased $2.1 million in the second quarter of fiscal 2018, from $51.7 million for the three months ended July 1, 2017 to $53.8 million for the three months ended June 30, 2018. The increase in SG&A is primarily related to the Triumph Learning acquisition completed in August 2017, higher transportation costs, and incremental depreciation and amortization. The impact of ASC 606 on second quarter SG&A costs was $1.5 million.

The Company’s acquisition of Triumph Learning during last year’s third quarter resulted in approximately $2.9 million of incremental SG&A costs in the second quarter of 2018 versus last year’s second quarter. Approximately $0.3 million of the costs associated with Triumph Learning were related directly to the integration through the finalization of first quarter 2018 estimates. Transportation costs increased by $1.9 million in the second quarter of fiscal 2018 due to a combination of incremental volume in the quarter and industry-wide increases in freight rates. Depreciation and amortization expense increased by $0.8 million in the current year second quarter related primarily to incremental depreciation associated with the Company’s implementation of its new e-commerce platform.

These increases were partially offset by a combination of $2.0 million of lower catalog expense associated with the adoption of ASC 606, reductions in marketing and selling costs, and lower incentive compensation expense in the quarter.

As a percent of revenue, SG&A decreased from 32.3% for the three months ended July 1, 2017 to 31.8% for the three months ended June 30, 2018.

Facility exit costs and restructuring

For the three-month period ended June 30, 2018, the Company recorded $0.2 million of facility exit costs and restructuring charges. For the three-month period ended July 1, 2017, the Company recorded $0.1 million of facility exit costs and restructuring charges. The amounts in both periods were entirely related to severance.

Interest Expense

Interest expense decreased from $4.2 million for the three months ended July 1, 2017 to $3.7 million for the three months ended June 30, 2018. The decrease is related to a reduction in non-cash interest of $0.9 million. This decline in non-cash interest was due to lower interest attributable to the Company’s vendor note obligations. The decrease in non-cash interest expense in the second quarter of fiscal 2018 was partially offset by $0.4 million of incremental cash interest associated with an increase in average borrowings in the current quarter. The increase in average borrowings is related to the acquisition of Triumph Learning in the third quarter of fiscal 2017.

Loss on Early Extinguishment of Debt

During the three months ended July 1, 2017, the Company recorded a non-cash charge of $4.3 million related to the write-off of $3.1 million of remaining unamortized debt issuance costs and $1.2 million of remaining original issue discount both of which were associated with the term loan that was repaid on April 7, 2017. No such charge was recorded in fiscal 2018.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $1.1 million for the three months ended June 30, 2018, as compared to tax of $0.1 million for the three months ended July 1, 2017.

The effective income tax rate for the three months ended June 30, 2018 and the three months ended July 1, 2017 was 98.3% and 42.1%, respectively. Due to the minimal amount of income before provision for income taxes in both periods, the effective income tax rate is not representative of the full year expected rate as discrete, such realized built-in loss and foreign tax adjustments, tax items in the quarter can have a large impact on the quarterly rate.

Six Months Ended June 30, 2018 Compared to Six Months Ended July 1, 2017

Revenues

Revenue of $268.6 million for the six months ended June 30, 2018 increased by $11.3 million, or 4.4%, as compared to the six months ended July 1, 2017. The adoption of ASC 606 contributed $5.4 million of the incremental revenue, primarily within the Company’s Distribution segment.

Distribution segment revenues of $250.4 million for the six months ended June 30, 2018 increased by 7.3%, or $17.1 million, from the six months ended July 1, 2017. Revenues from the Triumph Learning products, acquired in the third quarter of fiscal 2017 and which are reported in our Instruction & Intervention product category, contributed $11.1 million of incremental revenues in the first six months fiscal 2018. After adjusting for the impact of revenues from our Triumph Learning products, Distribution segment revenues are up in the first six months of 2018 by $6.0 million. Revenues in the first half of 2018 were impacted by peak season orders building later in the season. The Company entered the third quarter of fiscal 2018 with $11.8 million of incremental open orders, or up 15.4%, as compared to open orders entering last year’s third quarter. Although revenues from the Supplies product category declined approximately $1.3 million during the six months ended June 30, 2018, the open orders entering the third quarter in the Supplies category are up year-over-year by $2.7 million. In addition, incoming orders have continued to gain momentum in the third quarter. Third quarter to date incoming orders are up year-over-year by 7.8%, resulting in a 4.9% increase in year-to-date orders for the Supplies category. Year-to-date revenues in Furniture were up 16.7%, or $10.9 million, compared to 2017. The adoption of ASC 606 drove $5.9 million of this increase year-over-year, although the full-year impact of the adoption of ASC 606 is expected to be minimal. The incoming order rate for Furniture products remains strong as year-to-date orders were up 12.8% through the end of the second quarter. Third quarter to date Furniture orders are up year-over-year by 21.4% Adjusting the Instruction & Intervention category to exclude the incremental revenue associated with the Triumph Learning products, the category was down 4.0%, or $0.7 million. However, order trends have continued to improve as the year progresses, especially in core proprietary products such as Wordly Wise and Spire, which are up nearly 4% year-to-date. The Company’s Agendas and AV Tech categories are down $1.9 million and $0.9 million, respectively, through the first six months of fiscal 2018. Both the AV Tech and Agenda categories are performing modestly below expectations.

Curriculum segment revenues of $18.2 million for the six months ended June 30, 2018 decreased by 24.3%, or $5.8 million, from the six months ended July 1, 2017. The limited amount of adoption activity in 2018 and fewer large opportunities in open territory states are contributing to the decline. However, the competitive positioning remains strong and the pipeline for opportunities for 2019 is building.

Gross Profit

Gross profit for the six months ended June 30, 2018 was $94.9 million, as compared to $95.0 million for the six months ended July 1, 2017. Gross margin for the six months ended June 30, 2018 was 35.3%, as compared to 36.9% for the six months ended July 1, 2017. Increased revenues contributed $4.6 million of additional gross profit offset by a combination of a shift in product mix, lower product level gross margins and higher product development amortization.

Distribution segment gross margin was 33.8% for the six months ended June 30, 2018, as compared to 35.3% for the six months ended July 1, 2017. Year-over-year product rate variances had a negative impact on gross margin of 170 basis points, which was partially offset by a shift in product mix, primarily related to the Triumph Learning products. A shift in product mix contributed approximately 50 basis points of gross margin improvement in the first six months of fiscal 2018. Higher product development amortization in the current year second quarter resulted in 30 basis points of lower gross margin. More aggressive pricing in certain large state, regional and district-level pricing agreements, which became effective at various points in 2017 resulted in approximately $3.0 million of the decline. In addition, the strategic move to more competitive pricing on commodity items also is a contributing factor the decline. However, these pricing actions have driven growth and customer penetration in fiscal 2018. The Company expects the year-over-year variance in gross margin associated with certain pricing agreements will stabilize or improve slightly in the second half of fiscal 2018.

Curriculum segment gross margin was 55.7% for the six months ended June 30, 2018, as compared to 52.6% for the six months ended July 1, 2017. Lower product development amortization in the current year second quarter contributed 90 basis points of the gross margin increase. The adoption of ASC 606 contributed approximately 120 basis points of the gross margin increase in the first six month of fiscal 2018 due to the increase in training revenues in the first half of 2018 as compared to the first half of 2017. The remaining difference in gross margin is related to a combination of year-over-year changes in product costs.

Selling, General and Administrative Expenses

SG&A increased $11.8 million in the first six months of fiscal 2018, from $99.2 million for the six months ended July 1, 2017 to $110.9 million for the six months ended June 30, 2018. The increase in SG&A is primarily related to the adoption of ASC 606, the Triumph Learning acquisition completed in August 2017, and incremental depreciation and amortization.

The adoption of ASC 606 resulted in a $2.5 million increase in catalog expenses in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017. Under ASC 606, catalog costs are treated as a cost to acquire contracts and are not related to a specific contract, therefore are expensed when incurred. Prior to ASC 606, the Company capitalized catalog costs and amortized the costs over the revenue stream attributable to the catalogs. The Company expects to recognize lower catalog expenses over the remaining two quarters of fiscal 2018 as compared to the last two quarters of fiscal 2017, and full year catalog expenses for 2018 are anticipated to be lower as compared to 2017. The Company’s acquisition of Triumph Learning during last year’s third quarter resulted in approximately $7.2 million of incremental SG&A costs in the first six months of 2018 versus last year’s first six months. Approximately $1.7 million of the costs associated with Triumph Learning were related directly to the integration. As of the end of the first quarter of fiscal 2018, Triumph Learning is fully integrated into the operations of the Company. Depreciation and amortization expense increased by $2.9 million in the current year first half related primarily to incremental depreciation associated with the Company’s new phone system and new e-commerce platform implementations. Remaining SG&A costs were down $0.9 million in the six months ended June 30, 2018, as increases in transportation expenses associated with a combination of volume and increased industry-wide freight rates were offset by reductions in marketing and selling costs and incentive-based compensation expense.

As a percent of revenue, SG&A increased from 38.6% for the six months ended July 1, 2017 to 41.3% for the six months ended June 30, 2018. The impact of the adoption of ASC 606 contributed 100 bps of this increase. Despite the year-to-date increase through June 30, 2018, the Company expects full-year 2018 SG&A as a percent of revenue to be down as compared to full-year 2017 SG&A as a percent of revenue due to the combination of cost leverage realized on anticipated revenue growth during the remainder of 2018, and further anticipated SG&A reductions tied to cost reduction and process improvement initiatives.

Facility exit costs and restructuring

For the six month period ended June 30, 2018, the Company recorded $0.5 million of facility exit costs and restructuring charges. For the six month period ended July 1, 2017, the Company recorded $0.2 million of facility exit costs and restructuring charges. The amounts in both periods were related entirely to severance.

Interest Expense

Interest expense decreased from $8.2 million for the six months ended July 1, 2017 to $7.2 million for the six months ended June 30, 2018. Non-cash interest and amortization of debt fees were down approximately $1.0 million year-over-year primarily due to lower interest attributable to the Company’s vendor note obligations recorded in 2018 as compared to 2017. Cash interest expense was essentially flat in the first six months of 2018 as compared to the first six months of 2017. Incremental interest expense related to increased in borrowings of approximately $10.4 million in the first half of fiscal 2018, was offset by a lower interest rate.

Loss on Early Extinguishment of Debt

During the six months ended July 1, 2017, the Company recorded a non-cash charge of $4.3 million related to the write-off of $3.1 million of remaining unamortized debt issuance costs and $1.2 million of remaining original issue discount both of which were associated with the term loan that was repaid on April 7, 2017. No such charge was recorded in fiscal 2018.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $5.1 million for the six months ended June 30, 2018, as compared to $0.3 million for the six months ended July 1, 2017.

The effective income tax rate for the six months ended June 30, 2018 and the six months ended July 1, 2017 was 21.5% and 1.7%, respectively. The change in the effective income tax rate year-over-year is due to a combination of lower tax rates associated with the 2017 tax reform as well as the partial reversal of valuation allowances in the fourth quarter of fiscal 2017. The tax benefit recorded in the six months ended June 30, 2018 is expected to be entirely offset by tax provisions recognized against the net income expected to be generated over the remainder of fiscal 2018.

Liquidity and Capital Resources

At June 30, 2018, the Company had net working capital of $99.4 million, a decrease of $8.6 million as compared to July 1, 2017. Net working capital in the current year includes both $8.6 million of cash and $64.6 million of current maturities of long term debt. The Company estimates that the carrying values of its accounts receivable and accounts payable, as shown in the condensed consolidated balance sheets, approximate fair value. The Company’s capitalization at June 30, 2018 was $281.8 million and consisted of total debt of $195.0 million and stockholders’ equity of $86.8 million. The change in accounting principle (See Note 4) resulted in $4.8 million of decreased working capital, primarily related to the immediate expensing of catalog costs.

Net cash used by operating activities was $65.9 million and $46.2 million for the six months ended June 30, 2018 and July 1, 2017, respectively. The increase in cash used by operating activities related primarily to an increased operating loss of $12.2 million in the first six months of 2018 versus the first six months of fiscal 2017. The remainder of the increase in cash used by operating activities was related to incremental working capital changes in the current year. Excluding the working capital impact of ASC 606, inventory and accounts receivable balances increased in the current year due to incremental volume.

Net cash used in investing activities was $8.5 million in the first six months of fiscal 2018 as compared to $9.2 million in the first six months of fiscal 2017. The Company expects net cash used in investing activities to increase by approximately $2.4 million for the full year fiscal 2018 as compared to full year fiscal 2017 due to investments in the Company’s ecommerce platform, product information management systems and curriculum product development. The completion of these projects is expected to result in improvements to the Company’s platforms and processes, lower both ongoing operating costs and future investments in systems, and enable revenue growth.

Net cash provided from financing activities was $51.4 million in fiscal 2018 versus $27.2 million in fiscal 2017. In both periods the net cash provided from financing activities represents net draws from the ABL Facility, which combined with beginning of period cash balances, were used to fund operating and investing cash outflows, as well as Term Loan repayments in fiscal 2017. Outstanding borrowings on the ABL Facility were $61.5 million as of June 30, 2018, while the excess availability on that date for the ABL Facility was $59.6 million. The company repaid principal on its Term Loan in the amount of $9.4 million during the first six months of fiscal 2018, which consisted of an excess cash flow payment of $7.8 million and regularly scheduled principal payments of $1.6 million.

The Company’s ABL Facility and New Term Loan contain customary events of default and financial, affirmative negative covenants. Based on current projections, the Company believes it will maintain compliance with these covenants throughout the next twelve months.

We believe that our cash flow from operations, borrowings available from our ABL Facility and the remaining portion of the delayed draw term loan available under the New Term Loan will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures and our contractual obligations for the next twelve months.

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

Inflation

Inflation, particularly in energy costs, wage rate, and transportation costs has had and is expected to have an effect on our results of operations and our internal and external sources of liquidity.

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

Changes in Internal Control Over Financial Reporting

The Company has implemented a number of process-related manual controls in order to address, or compensate for, certain general information technology control deficiencies identified in 2017. In addition, the Company has remediation actions related to its general information technology control deficiencies, most notably remediation of access-related controls. The Company believes the changes or remediations to its process level internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 are reasonably likely to strengthen, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. Exhibits

Exhibit No.	Description

10.1	School Specialty, Inc. 2014 Incentive Plan, as amended.

10.2	Form of Executive Restricted Stock Unit Agreement under the School Specialty, Inc. 2014 Incentive Plan, as amended.

10.3	Form of Director Restricted Stock Unit Agreement under the School Specialty, Inc 2014 Incentive Plan, as amended.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

August 7, 2018	/s/ Joseph M. Yorio
Date	Joseph M. Yorio
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2018	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)