Form 10-Q
period 2018-09-29
SCHOOL SPECIALTY INC
filed 2018-11-08
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2018
Common Stock, $0 .001 par value	7,000,000

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2018

PART I - FINANCIAL INFORMATION

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, except share and per share amounts)

	September 29, 2018	December 30, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$7,922	$31,861	$8,167
Accounts receivable, less allowance for doubtful accounts of $1,004, $1,059, and $1,575, respectively	175,111	69,297	162,343
Inventories, net	96,024	77,162	84,250
Deferred catalog costs	—	3,450	2,924
Prepaid expenses and other current assets	17,731	14,121	15,357
Refundable income taxes	—	547	6

Total current assets	296,788	196,438	273,047
Property, plant and equipment, net	31,732	33,579	33,884
Goodwill	26,842	26,842	31,437
Intangible assets, net	34,245	37,163	32,347
Development costs and other	15,407	16,339	18,487
Deferred income taxes long-term	2,002	2,046	150

Total assets	$407,016	$312,407	$389,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$90,450	$10,989	$56,142
Accounts payable	43,219	26,591	38,352
Accrued compensation	5,211	11,995	9,199
Contract liabilities	7,232	3,454	5,592
Accrued royalties	2,105	5,699	—
Accrued income tax payable	6,001	—	3,367
Other accrued liabilities	17,884	15,442	20,019

Total current liabilities	172,102	74,170	132,671
Long-term debt - less current maturities	128,830	130,574	138,817
Other liabilities	569	172	169

Total liabilities	301,501	204,916	271,657

Commitments and contingencies - Note 16

Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 50,000,000 shares authorized; 7,000,000 shares outstanding	7	7	7
Capital in excess of par value	124,228	123,083	122,512
Accumulated other comprehensive loss	(1,720)	(1,425)	(1,379)
Accumulated deficit	(17,000)	(14,174)	(3,445)

Total stockholders’ equity	105,515	107,491	117,695

Total liabilities and stockholders’ equity	$407,016	$312,407	$389,352

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues	$290,280	$288,641	$558,839	$545,928
Cost of revenues	192,776	181,513	366,470	343,782

Gross profit	97,504	107,128	192,369	202,146
Selling, general and administrative expenses	59,607	64,694	170,553	163,882
Facility exit costs and restructuring	667	138	1,149	354

Operating income	37,230	42,296	20,667	37,910
Other expense:
Interest expense	4,157	3,537	11,351	11,783
Loss on early extinguishment of debt	—	—	—	4,298

Income before provision for income taxes	33,073	38,759	9,316	21,829
Provision for income taxes	14,517	4,614	9,420	4,321

Net income (loss)	$18,556	$34,145	$(104)	$17,508

Weighted average shares outstanding:
Basic EPS	7,000	7,000	7,000	7,000
Diluted EPS	7,063	7,025	7,000	7,023
Net income (loss) per Share:
Basic	$2.65	$4.88	$(0.01)	$2.50
Diluted	$2.63	$4.86	$(0.01)	$2.49

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income (loss)	$18,556	$34,145	$(104)	$17,508
Other comprehensive income, net of tax:
Foreign currency translation adjustments	112	221	(295)	405

Total comprehensive income (loss)	$18,668	$34,366	$(399)	$17,913

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Nine Months Ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net income (loss)	$(104)	$17,508
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible asset amortization expense	13,607	9,425
Amortization of development costs	4,190	3,973
(Gain) on disposal of assets	(20)	—
Amortization of debt fees and other	815	1,061
Loss on early extinguishment of debt	—	4,298
Unrealized foreign exchange (gain) loss	(18)	6
Share-based compensation expense	1,145	1,663
Deferred taxes	990	35
Non-cash interest expense	1,717	2,424
Changes in current assets and liabilities:
Accounts receivable	(105,744)	(96,051)
Inventories	(20,333)	(7,812)
Deferred catalog costs	—	2,336
Prepaid expenses and other current assets	(1,412)	(2,247)
Accounts payable	16,614	14,216
Accrued liabilities	2,488	4,473

Net cash used by operating activities	(86,065)	(44,692)

Cash flows from investing activities:
Additions to property, plant and equipment	(8,921)	(11,676)
Investment in product development costs	(3,581)	(2,283)
Cash paid in acquisitions, net of cash acquired	—	(18,114)
Proceeds from sale of assets	100	—

Net cash used in investing activities	(12,402)	(32,073)

Cash flows from financing activities:
Proceeds from bank borrowings	201,776	358,793
Repayment of debt and capital leases	(126,190)	(305,003)
Earnout payment for acquisition	(816)	—
Payment of debt fees and other	—	(4,016)

Net cash provided in financing activities	74,770	49,774

Effect of exchange rate changes on cash	(242)	61

Net decrease in cash and cash equivalents	(23,939)	(26,930)
Cash and cash equivalents, beginning of period	31,861	35,097

Cash and cash equivalents, end of period	$7,922	$8,167

Supplemental disclosures of cash flow information:
Interest paid	$8,819	$8,298
Income taxes paid, net	$1,493	$263

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” ASU No. 2016-02 requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. The new guidance requires that all leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements. Subequently, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” ASU 2018-11 offers alternative comparative reporting requirements for initial adoption. Under ASU 2016-02, “Leases,” companies are required to adopt the new standard using a modified retrospective transition method. Under this method, a company initially applies the standard at the beginning of the earliest period presented in the financial statements (which was January 1, 2017 for the Company). As such, entities would be required to recognize lease assets and liabilities for all leases even though they may have expired prior to the effective date. Since this method has been costly and complex to implement, the FASB has provided an additional transition method that allows entities to initially apply the new lease standard at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. Consistent with ASU 2016-02, “Leases,” this guidance will be effective for periods beginning after December 15, 2018. The Company will adopt the standard beginning in fiscal 2019. The Company expects to elect the new transition method permitted by ASU 2018-11. While the Company is still beginning to assess the effect of adoption, it expects that the new standard will have a material effect on its consolidated balance sheet related to the recognition of right-of-use assets and lease liabilities. The adoption is not expected to have a material impact on the Company’s results of operations or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” ASU 2018-07 simplifies the accounting for non-employee stock based compensation. Specifically, stock based compensation to non-employees is now measured on the grant date by estimating the fair value of the equity compensation to be issued. Entities should remeasure non-employee stock based compensation only for those not settled as of the measurement date through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted for interim or annual periods, but no earlier than the entity’s adoption date of Accounting Standards Codification (“ASC”) Topic 606. The adoption is not expected to have a material impact on the consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effect from Accumulated Other Comprehensive Income.” ASU 2018-02 permits a company to reclassify the income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within accumulated other comprehensive income or loss (AOCI-L) to retained earnings. Because most items that are charged to AOCI-L are recorded net of applicable income taxes, the subsequent reclassification of these items from AOCI-L to the statement of operations will be at different income tax rates due to the Tax Act, thereby leaving a “stranded” tax balance within AOCI-L. ASU 2018-02 will allow a company to transfer these “stranded” amounts from AOCI-L to retained earnings. ASU 2018-02 will be effective for the Company at the beginning of fiscal 2019, and early adoption is permitted. The adoption is not expected to have a material impact on the consolidated financial statements.

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

The Company provides its customers an implicit right of return for full or partial refund. Prior to the adjustment for ASC 606, the Company reflected the right of return in accounts receivable. Under ASC 606, the Company has reclassified this right of return from accounts receivable into a combination of a refund liability, included within other accrued liabilities for the gross return or credit, and other current assets for the assumed value of the returned product.

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

Amounts billed to customers for shipping and handling are included in revenues when control of the goods and services transfers to the customer. Shipping and handling is arranged with third party carriers in connection with delivering goods to customers. Amounts billed to customers for sales tax are not included in revenues.

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

In the analysis of the revenue streams, the Company identified three areas for which the timing of revenue recognition would change.

1)

Equipment and furniture revenue associated with projects was previously recognized upon the completion of the project, or at customer acceptance. Under ASC 606, the Company has determined that is has two performance obligations within the project revenue stream: a) the delivery of equipment or furniture and b) the installation of the equipment or the furniture. For equipment or furniture associated with projects, the Company determined that control of the equipment or furniture was transferred to the customer upon delivery of the equipment or furniture to the customer site as the customer is in possession of the product at that time. The revenue attributable to the performance obligation associated with the delivery of the equipment or furniture is accelerated under the new revenue recognition standard and recognized upon delivery. The revenue attributable to installation is recognized over time during the installation process based on costs incurred relative to total expected installation costs. Under the contract terms the customer is not billed for the equipment, furniture, or installation until the installation is complete. The Company allocates revenues to these two performance obligations using a cost plus margin approach, whereby gross margins are consistent for each component. The revenue associated with unsatisfied performance obligations for equipment or furniture is related to installation. The installation is typically completed and the associated revenue is recognized within approximately 90 days following the delivery of the equipment or furniture. The impact of this change in the third quarter of fiscal 2018 was the reduction of $3,960 of revenue and $956 of gross profit. The cumulative impact of this change year to date during fiscal 2018 was the acceleration of the recognition of $1,968 of revenue and $223 of gross profit.

2)

Professional development or training days are provided to customers that order certain of the Company’s curriculum products, the most prominent of which is the FOSS product line. The Company bills for these training days at the same time the customer is billed for the product based on the stand alone selling price. Prior to the adoption of ASC 606, the Company accrued the estimated costs associated with providing training days, when the product was shipped. After the adoption of ASC 606, the Company is deferring revenue associated with providing training days and will recognize the cost associated with providing the training when the costs are incurred. Training typically is completed and revenue is recognized within six to nine months following the shipment of the product. As the value of the training provided in the three month period ended September 29, 2018 was less than the value of training days billed in the respective periods, the adoption of ASC 606 resulted in the deferral of revenue and gross profit, and recognition of

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

SG&A in the period. The impact of this change in the third quarter of fiscal 2018 was the deferral of $59 of both revenue and gross profit and SG&A of $26. As the value of the training provided in the nine month period ended September 29, 2018 exceeded the value of training days billed in the respective periods, the adoption of ASC 606 resulted in incremental revenue, gross profit, and SG&A in the period. The cumulative impact of this change year to date during fiscal 2018 was the recognition of $437 of both revenue and gross profit and SG&A of $247.

3)

Certain customer contracts specifically indicate that the customer obtains control of the product upon delivery. While the Company’s sales orders, invoices and catalog order forms indicate that control of the products has passed to the customer at time of shipment, a review of contracts has identified certain contracts for which the language associated with control of the product is deemed to supersede invoice terms and conditions resulting in transfer of control upon receipt. In the third quarter of fiscal 2018, this change resulted in the recognition of $223 of revenue and $121 of gross profit, as the amount of the second quarter 2018 revenue deferral recognized into revenue in the third quarter of 2018 exceeded the amount of the third quarter 2018 revenue deferral. The cumulative impact of this change year to date during fiscal 2018 was the deferral of $793 of revenue and $273 of gross profit. This deferral will be recognized in the Company’s fourth quarter.

The Company also evaluated its catalog costs under the new revenue recognition standard and determined that its catalog costs should be treated as costs incurred to obtain contracts. Since catalog costs are incurred regardless of whether specific customer contracts or purchase orders are obtained, catalog costs are now expensed as incurred. Under the prior guidance, the Company capitalized catalog costs and amortized over the period within which revenues attributable to the catalogs were generated, which was generally one year or less. The impact of this change resulted in lower catalog expense in SG&A by $2,906 in the third quarter of fiscal 2018. This reduction reflects the difference between catalog costs incurred during the period and the catalog amortization expense prior to adopting ASC 606. The cumulative impact of this change year to date during fiscal 2018 was lowered catalog costs in SG&A of $379.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The cumulative effect of the changes made to our consolidated condensed balance sheet on December 31, 2017 (the first day of our fiscal 2018) for the adoption of the new revenue standard was as follows:

	Reported as of December 30, 2017	Adjustments Due to ASC 606	As Adjusted December 31, 2017
ASSETS
Accounts receivable (3)	$69,297	$458	$69,755
Inventories, net	77,162	(1,468)	75,694
Deferred catalog costs	3,450	(3,450)	—
Prepaid expenses and other current assets (1) (3)	14,121	2,043	16,164
Deferred taxes long-term	2,046	947	2,993

Total Assets	312,407	(1,470)	310,937

LIABILITIES
Contract liabilities (2) (4)	$3,454	$2,723	$6,177
Other accrued liabilities (2) (3)	15,442	(1,471)	13,971

Total Liabilities	204,916	1,252	206,168

STOCKHOLDERS’ EQUITY
Accumulated deficit	$(14,174)	$(2,722)	$(16,896)

Total Stockholders’ Equity	107,491	(2,722)	104,769

Total Liabilities and Stockholders’ Equity	$312,407	$(1,470)	$310,937

(1)	Contract assets of $1,750 are included in Prepaid expenses and other current assets above.
(2)	Customer rebates of $1,689 have been reclassified from Other accrued liabilities to Contract liabilities.
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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The cumulative effect of the adjustments to our September 29, 2018 condensed consolidated statement of operations and condensed consolidated balance sheet for the adoption of ASC 606 were as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 29, 2018			September 29, 2018
	Prior to Adoption of ASC 606	Adjustments Due to ASC 606	As Reported	Prior to Adoption of ASC 606	Adjustments Due to ASC 606	As Reported
Revenues	$294,076	$(3,796)	$290,280	$557,227	$1,612	$558,839
Cost of revenues	195,677	(2,901)	192,776	365,244	1,226	366,470

Gross profit	98,399	(895)	97,504	191,983	386	192,369

Selling, general and administrative expenses	62,487	(2,880)	59,607	170,685	(132)	170,553

Operating income	35,245	1,985	37,230	20,149	518	20,667

Income before provision for income taxes	31,088	1,985	33,073	8,798	518	9,316

Payment of income taxes	12,790	1,727	14,517	8,969	451	9,420

Net income (loss)	$18,298	$258	$18,556	$(171)	$67	$(104)

	September 29, 2018
	Prior to Adoption of ASC 606	Adjustments Due to ASC 606	As Reported
ASSETS
Accounts receivable (3)	$175,087	$24	$175,111
Inventories, net	98,716	(2,692)	96,024
Deferred catalog costs	3,071	(3,071)	—
Prepaid expenses and other current assets (1) (3)	13,412	4,319	17,731
Deferred taxes long-term	2,453	(451)	2,002

Total Assets	408,887	(1,871)	407,016

LIABILITIES
Contract liabilities (2)	$4,628	$2,604	$7,232
Other accrued liabilities (2) (3)	18,965	(1,081)	17,884

Total Liabilities	299,978	1,523	301,501

STOCKHOLDERS’ EQUITY
Accumulated deficit	$(13,606)	$(3,394)	$(17,000)

Total Stockholders’ Equity	108,909	(3,394)	105,515

Total Liabilities and Stockholders’ Equity	$408,887	$(1,871)	$407,016

(1)	Contract assets of $3,719 are included in Prepaid expenses and other current assets.
(2)	Customer rebates of $2,006 have been reclassed from Other accrued liabilities to Contract liabilities.
(3)

The reserve for customer returns, refunds and allowances, in the amount of $817, was reclassified as follows: a) The amount associated with refund liabilities, of $1,417, has been reclassified to Other accrued liabilities; and b) The amount associated with the estimated value of returned product, of $600, has been reclassified to Prepaid expenses and other current assets.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The below table shows the Company’s disaggregated revenues for the three months and nine months ended September 29, 2018 and September 30, 2017.

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Distribution revenues by product line:
Supplies	$119,681	$124,876	$253,354	$260,223
Furniture	99,646	88,840	175,951	154,209
Instruction & Intervention	21,993	17,468	48,851	33,879
AV Tech	3,680	4,331	12,046	13,617
Agendas	23,872	26,623	28,706	33,530
Freight Revenue	4,762	4,680	9,149	8,108
Customer Allowances / Discounts	(2,689)	(2,043)	(6,717)	(5,524)

Total Distribution Segment	$270,945	$264,775	$521,340	$498,042
Curriculum revenues by product line:
Science	$19,335	$23,866	$37,499	$47,886

Total Curriculum Segment	19,335	$23,866	37,499	$47,886

Total revenues	$290,280	$288,641	$558,839	$545,928

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

The Company had a contract liability balance of $6,177 as of December 31, 2017, after the cumulative effects related to the adoption of ASC 606. During the nine months ended September 29, 2018, the Company recognized into revenues $5,656, which had been included in the contract liability balance as of December 31, 2017.

NOTE 5 – BUSINESS COMBINATIONS

On August 18, 2017, the Company completed the acquisition of the assets of Triumph Learning, LLC (“Triumph Learning”) pursuant to the terms of an Asset Purchase Agreement dated August 18, 2017 (the “Purchase Agreement”) by and among School Specialty and Triumph Learning, LLC, a Delaware limited liability company. School Specialty acquired all the assets of Triumph Learning for $20,376 plus the assumption of certain liabilities. At closing, $18,114 of the total purchase price was paid using the Company’s existing debt facilities (see Note 12 – Debt). The Company drew $14,000 from the delayed draw term loan feature of its New Term Loan (as defined in Note 12) and drew $4,114 from its ABL Facility (as defined in Note 12) to fund this portion of the purchase price. In November 2017, the Company paid $912 as a final working capital adjustment, which was funded through the Company’s ABL Facility. The remaining purchase price in excess of the cash paid at closing represents the discounted fair value of the contingent portion of the purchase price. The contingent portion of the purchase price is 4.5% of net Triumph Learning revenues from certain Triumph Learning products over the period August 18, 2017 through December 18, 2018, subject to a maximum consideration of $1.5 million. The contingent portion of the purchase price is scheduled to be paid quarterly over the above-mentioned period, and $343 of this contingent obligation was paid in the first quarter ended March 31, 2018, $282 was paid in the second quarter ended June 30, 2018, and $191 was paid in the third quarter ended September 29, 2018. The maximum present value of the contingent portion of the purchase price is $1,350. The Company accounted for this acquisition as a business combination in accordance with ASC 805.

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

School Specialty incurred acquisition and integration costs of $1,504 in the first, second, and third quarters of 2018 and $3,203 in the third and fourth quarters of fiscal 2017 related to the Triumph Learning acquisition. These costs included legal, due diligence and integration-related costs and are recorded as SG&A.

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

The unaudited pro forma consolidated results in the following table include the Company’s reported results for each respective period and the historical results of Triumph Learning for those periods. The unaudited pro forma condensed combined statements of operations for the three months and nine months ended September 30, 2017 give effect to the acquisition of Triumph Learning as if it had occurred at the beginning of the period presented.

Anticipated synergies from the combined operations have not been incorporated into the pro forma results as synergies were preliminary at the beginning of the pro forma period presented. Net income does reflect the incremental interest expense which would have been incurred if the acquisition had been completed at the beginning of the period presented.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

CONDENSED COMBINED PRO FORMA STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2017
Revenues	$294,212	$564,722

Net income	34,167	15,922

Weighted average shares outstanding:
Basic EPS	7,000	7,000
Diluted EPS	7,025	7,023

Net income per Share:
Basic	$4.88	$2.27
Diluted	$4.86	$2.27

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

The Company has net operating loss (“NOL”) carryforwards of approximately $3,400 for federal and approximately $3,400 for state. The federal NOL begins to expire in 2037. In December 2017, the Tax Act was enacted into law, significantly changing income tax law that affects U.S. corporations. Key changes included a corporate tax rate reduction from 35 percent to 21 percent effective January 1, 2018, expensing of certain qualified property, significant changes to the U.S international tax system such as a one-time transition tax on accumulated foreign earnings, and how foreign earnings are subject to U.S. tax. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued in the future, the Company has not completed its analysis of the effects of the Tax Act as it relates to the one-time transition tax on accumulated foreign earnings. The Company has estimated the impact of the one-time transition tax to be between zero and $725. The final determination of the one-time transition tax within this range will be based upon an analysis of the amount of foreign tax credit that is able to be utilized against this tax. The Company expects to complete this analysis in the fourth quarter of fiscal 2018. For the period ended December 30, 2017, the Company recorded a tax benefit of $704 associated with the re-measurement of deferred taxes for the corporate rate reduction and a provisional tax provision of zero for the one-time transition tax. The provisional estimates will be adjusted during the measurement period of twelve months from the initial date of the Tax Act, defined under SAB 118, based upon the Company’s ongoing analysis of its data and tax positions along with new guidance from regulators and interpretations of the law.

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

In the fourth quarter of fiscal 2017, the Company decreased its valuation allowance by approximately $1,700. Based on the Company’s trend of positive earnings before tax plus projections of the future earnings before tax we believe it is more likely than not that we will realize the tax benefit associated with $1,700 of net deferred tax assets. As of December 30, 2017, the Company continued to maintain a valuation allowance of $7,263 against its foreign tax

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

credits and capital loss carryovers based on projections that reflect minimal to zero foreign source income and capital gains. The Company previously had concluded that the realization of substantially all its deferred tax assets did not meet the more likely than not threshold and recorded a tax valuation allowance due to the lack of taxable income. As of September 29, 2018, the Company had an immaterial amount of unremitted earnings from foreign investments.

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at September 29, 2018, December 30, 2017, and September 30, 2017, was $569, $172, and $169, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in condensed consolidated stockholders’ equity during the nine months ended September 29, 2018 and September 30, 2017, were as follows:

(in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 30, 2017	$7	$123,083	$(14,174)	$(1,425)	$107,491
Cumulative effect of change in accounting principle (1)	—	—	(2,722)	—	$(2,722)
Net loss	—	—	(104)	—	$(104)
Share-based compensation expense	—	1,145	—	—	$1,145
Foreign currency translation adjustment	—	—	—	(295)	$(295)

Balance, September 29, 2018	$7	$124,228	$(17,000)	$(1,720)	$105,515

Balance, December 31, 2016	$7	$120,849	$(20,953)	$(1,784)	$98,119
Net income	—	—	17,508	—	17,508
Share-based compensation expense	—	1,663	—	—	1,663
Foreign currency translation adjustment	—	—	—	405	405

Balance, September 30, 2017	$7	$122,512	$(3,445)	$(1,379)	$117,695

(1)	See Note 4, “Change in Accounting Principle,” of the notes to condensed consolidated financial statements for further discussion.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 8 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended September 29, 2018:
Basic EPS	$18,556	7,000	$2.65

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	63

Diluted EPS	$18,556	7,063	$2.63

Three months ended September 30, 2017:
Basic EPS	$34,145	7,000	$4.88

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	25

Basic and diluted EPS	$34,145	7,025	$4.86

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Nine months ended September 29, 2018:
Basic EPS	$(104)	7,000	$(0.01)

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Basic and diluted EPS	$(104)	7,000	$(0.01)

Nine months ended September 30, 2017:
Basic EPS	$17,508	7,000	$2.50

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	23

Basic and diluted EPS	$17,508	7,023	$2.49

The Company had weighted average stock options outstanding of 647 and 714 for the three months ended September 29, 2018 and September 30, 2017, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive. The Company had weighted average stock options outstanding of 690 and 651 for the nine months ended September 29, 2018 and September 30, 2017, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

The Company had weighted average restricted stock units outstanding of 285 and 232 for the three and nine months ended September 29, 2018, respectively. The Company had weighted average restricted stock units outstanding of 196 for the three and nine month periods ended September 30, 2017.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

For the three month period ended September 29, 2018 and September 30, 2017, 222 and 171 of the restricted stock units were not included in the computation of diluted EPS because they were anti-dilutive. For the nine month periods ended September 29, 2018 and September 30, 2017, 168 and 174, respectively, of the restricted stock units were not included in the computation of diluted EPS because they were anti-dilutive.

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

NOTE 9 – SHARE-BASED COMPENSATION EXPENSE

As of September 29, 2018, the Company had one share-based employee compensation plan: the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. On June 12, 2018, the Company’s stockholders approved an amendment to the 2014 Plan, which increased the number of shares available under the 2014 Plan by an additional 700 shares.

Options

The Compensation Committee of the Board of Directors of the Company (“Compensation Committee”) granted 238 stock option awards during the nine month period ended September 30, 2017 to members of management including its CEO as compared to zero stock option awards for the nine months ended September 29, 2018. The options awarded to the Company’s CEO will vest as to one-fourth of the options on the first four anniversaries of the date of the award. The options that were awarded to the other members of management will vest as to one-half of the options on the second anniversary of the date of the award and as to one-fourth of the options on each of the third and fourth anniversaries of the award date. The Company did not grant stock option awards during the three and nine month periods ended September 29, 2018.

The fair-value of the options granted in the nine month period ended September 30, 2017 was $10.14 per share. The fair value of the options is estimated on the measurement date using the Black-Scholes single option pricing model. The assumptions included a risk-free rate of 1.92%, expected volatility of 59% and an expected term of 6.4 years. There were zero stock options granted in the three month period ended September 30, 2017.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

A summary of option transactions for the nine months ended September 29, 2018 and September 30, 2017 were as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at December 30, 2017	721	$18.57	350	$18.57
Granted	—
Exercised	—
Canceled	(77)	18.57

Balance at September 29, 2018	644	$18.57	405	$18.57

Balance at December 31, 2016	497	$18.57	224	$18.57
Granted	238	18.57
Exercised	—
Canceled	(21)	18.57

Balance at September 30, 2017	714	$18.57	315	$18.57

The weighted average life remaining of the stock options outstanding as of September 29, 2018 was 6.6 years and as of September 30, 2017 was 7.7 years.

Restricted Stock Units

On June 18, 2018, the Compensation Committee granted an aggregate of 109 Restricted Stock Units (“RSUs”) under the Company’s 2014 Plan to members of the Company’s senior management, with an aggregate value of $19.38 per share. The RSUs have time-based vesting provisions, with one-third of the RSUs vesting on each March 15 of 2019, 2020 and 2021. In addition, the Compensation Committee granted an aggregate of 15 RSUs under the 2014 Plan to each of the non-employee members of the Board of Directors, with an aggregate value of $19.38 per share. The RSUs have time-based vesting provisions, with all of the RSUs vesting on June 18, 2019.

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

Vesting%	15 Day VWAP
0%	VWAP less than $ 15.43
20%	VWAP greater than or equal to $15.43, but less than $16.86
40%	VWAP greater than or equal to $16.86, but less than $18.29
60%	VWAP greater than or equal to $18.29, but less than $19.71
80%	VWAP greater than or equal to $19.71, but less than $21.14
100%	VWAP greater than or equal to $ 21.14

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

Stock Appreciation Rights

On May 28, 2014, the Board granted 39 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. On September 28, 2015, the Board granted 39 SARs to each of the two new non-employee members of the Board. On January 17, 2018, the Board granted 39 SARs to its new non-employee member of the Board. Each SAR has a grant date value of $18.57 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. As the Company’s stock trading price was less than each SAR’s exercise price as of September 29, 2018, expense of $99 recorded for the SARs during the three months ended June 30, 2018 was effectively reversed as of September 29, 2018 based on the trading price of the stock on that date. The SARs vested as to one-half of the SARs on the second anniversary of the date of grant and vested as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. In the second quarter of 2018, 39 of the outstanding SARs were exercised by a member of the Board and $31 of expense was recognized. Total SARs that remain outstanding as of September 29, 2018 are 154.

The following table presents the share-based compensation expense recognized for the three and nine month periods ended September 29, 2018 and September 30, 2017:

	For the Three Months Ended
	September 29, 2018		September 30, 2017
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$(154)	$(116)	$383	$337
SARs	(99)	(74)	—	—
RSUs	234	176	189	166

Total stock-based compensation expense	$(19)		$572

	For the Nine Months Ended
	September 29, 2018		September 30, 2017
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$497	$373	$1,087	$873
SARs	32	24	—	—
RSUs	649	487	576	462

Total stock-based compensation expense	$1,178		$1,663

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. The Company records actual forfeitures in the period the forfeiture occurs. During the third quarter of fiscal 2018, 63 stock options were forfeited, resulting in negative stock-based compensation expense during the period. Stock-based compensation expense associated with stock options and RSUs are non-cash expenses which are recorded to additional paid in capital. Stock-based compensation expense associated with SARs must be cash-settled and are recorded to other accrued liabilities until settled.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The total unrecognized share-based compensation expense as of September 29, 2018 and September 30, 2017 was as follows:

	September 29, 2018	September 30, 2017
Stock Options, net of actual forfeitures	$1,323	$2,953
SARs	—	—
RSUs	2,162	1,189

NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

September 29, 2018	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$13,294	$(4,868)	$8,426
Publishing rights (20 years)	4,000	(1,067)	2,933
Trademarks (20 years)	26,587	(6,280)	20,307
Developed technology (7 years)	6,600	(5,029)	1,571
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(1,200)	—
Favorable leasehold interests (10 years)	2,160	(1,152)	1,008

Total intangible assets	$58,241	$(23,996)	$34,245

December 30, 2017	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$13,294	$(4,067)	$9,227
Publishing rights (20 years)	4,000	(917)	3,083
Trademarks (20 years)	26,587	(5,283)	21,304
Developed technology (7 years)	6,600	(4,321)	2,279
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(990)	210
Favorable leasehold interests (10 years)	2,160	(1,100)	1,060

Total intangible assets	$58,241	$(21,078)	$37,163

September 30, 2017	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$11,300	$(3,767)	$7,533
Publishing rights (20 years)	4,000	(867)	3,133
Trademarks (20 years)	22,700	(4,918)	17,782
Developed technology (7 years)	6,600	(4,086)	2,514
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(1,040)	160
Favorable leasehold interests (10 years)	2,160	(935)	1,225

Total intangible assets	$52,360	$(20,013)	$32,347

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

Intangible asset amortization expense was included in selling, general and administrative expense. Intangible asset amortization expense for the three month periods ended September 29, 2018 and September 30, 2017, was $939 and $901, respectively. Intangible asset amortization expense for the nine month periods ended September 29, 2018 and September 30, 2017, was $2,918 and $2,702, respectively.

Intangible asset amortization expense for each of the five succeeding fiscal years is expected to be as follows:

Fiscal 2018 (3 months remaining)	$939
Fiscal 2019	3,757
Fiscal 2020	3,207
Fiscal 2021	2,814
Fiscal 2022	2,814
Fiscal 2023	2,688

The table below shows the allocation of the recorded goodwill as of September 29, 2018 for both the reporting units and reporting segments.

	Distribution Segment	Curriculum Segment	Total
Goodwill	$22,262	$4,580	$26,842
Balance at September 29, 2018	$22,262	$4,580	$26,842

NOTE 11 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 29, 2018	December 30, 2017	September 30, 2017
Projects in progress	$3,513	$5,186	$8,752
Buildings and leasehold improvements	2,971	3,048	3,311
Furniture, fixtures and other	67,015	60,046	55,252
Machinery and warehouse equipment	14,894	13,813	13,576

Total property, plant and equipment	88,393	82,093	80,891
Less: Accumulated depreciation	(56,661)	(48,514)	(47,007)

Net property, plant and equipment	$31,732	$33,579	$33,884

Depreciation expense for the three and nine month periods ended September 29, 2018 and September 30, 2017 was $3,275 and $2,052 and $10,689 and $6,723, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 12 – DEBT

Long-term debt consisted of the following:

`	September 29, 2018	December 30, 2017	September 30, 2017
ABL Facility, maturing in 2022	$85,800	$—	$53,392
New Term Loan, maturing in 2022	111,725	121,938	122,625
Unamortized New Term Loan Debt Issuance Costs	(2,702)	(3,205)	(3,379)
Deferred Cash Payment Obligations, maturing in 2019	24,457	22,830	22,321

Total debt	219,280	141,563	194,959
Less: Current maturities	(90,450)	(10,989)	(56,142)

Total long-term debt	$128,830	$130,574	$138,817

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

On April 7, 2017, the Company executed the Third Amendment to its ABL Facility (the “Third Amendment”). The ABL Amendment provided a new lower pricing tier of LIBOR plus 125 basis points, a seasonal increase in the borrowing base of 5.0% of eligible accounts receivable for the months of March through August, and the inclusion of certain inventory in the borrowing base, which previously had been excluded. Additionally, certain conforming

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

changes were made in connection with the entry into the New Term Loan Agreement (as defined below). The Third Amendment extends the maturity of the ABL Facility, as amended, to April 7, 2022 (“ABL Termination Date”), provided that the ABL Termination Date will automatically become February 7, 2022 unless the New Term Loan (as defined below) has been repaid, prepaid, refinanced, redeemed, exchanged, amended or otherwise defeased or discharged prior to such date.

On August 9, 2018, the Company entered into the Fourth Amendment to the ABL Facility (the “Fourth Amendment”) in order to: (1) update the definition of “Change of Control” set forth in the ABL Facility, and (2) update the definition of “Specified Unsecured Prepetition Debt” and associated provisions set forth in the ABL Facility. The Fourth Amendment deletes the reference to “35%” in the “Change of Control” definition and inserts “50%” in its place. The Company amended this provision of the ABL Facility in order to ensure certain shareholders with large positions did not put the Company in violation of the terms within its loan agreements. The ABL Facility also amended and restated the definition “Specified Unsecured Prepetition Debt” in order to increase the cap on amounts prepaid because the original cap set forth therein was less than the amount due at maturity due to the fiscal 2017 revised interpretation of the interest calculation methodology pursuant to the bankruptcy Reorganization Plan (as defined in the ABL Facility).

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

The effective interest rate under the ABL Facility for the three months ended September 29, 2018 was 4.78%, which includes interest on borrowings of $932, amortization of loan origination fees of $104 and commitment fees on unborrowed funds of $28. The effective interest rate under the ABL Facility for the three months ended September 30, 2017 was 3.65%, which includes interest on borrowings of $474, amortization of loan origination fees of $104 and commitment fees on unborrowed funds of $47.

The effective interest rate under the ABL Facility for the nine months ended September 29, 2018 was 5.46%, which includes interest on borrowings of $1,470, amortization of loan origination fees of $312 and commitment fees on unborrowed funds of $209. As of September 29, 2018, the outstanding balance on the ABL Facility was $85,800. The effective interest rate under the ABL Facility for the nine months ended September 30, 2017 was 5.21%, which includes interest on borrowings of $736, amortization of loan origination fees of $403 and commitment fees on unborrowed funds of $246. As of September 30, 2017, the outstanding balance on the ABL Facility was $53,392. The Company has estimated that the fair value of its ABL Facility (valued under level 3) as of September 29, 2018 approximated the carrying value of $85,800.

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

On August 9, 2018, the Company entered into the First Amendment (the “First Term Loan Amendment”) of its New Term Loan Agreement dated April 7, 2017 in order to: (1) update the definition of “Change of Control” set forth in the New Term Loan Agreement, and (2) update the definition of “Specified Unsecured Prepetition Debt” and associated provisions set forth in the New Term Loan Agreement. The First Term Loan Amendment deletes the reference to “35%” in the “Change of Control” definition and inserts “50%” in its place. The Company amended this provision of the New Term Loan Agreement in order to accomodate certain shareholders of the Company with large positions. The New Term Loan Agreement also amended and restated the definition “Specified Unsecured Prepetition Debt” in order to increase the cap on amounts prepaid because the original cap set forth therein was less than the amount due at maturity due to the fiscal 2017 revised interpretation of the interest calculation methodology pursuant to the bankruptcy Reorganization Plan (as defined in the New Term Loan Agreement).

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

The effective interest rate under the New Term Loan for the three months ended September 29, 2018 was 8.95%, which includes interest on borrowings of $2,362 and amortization of loan origination fees of $183. The effective interest rate under the New Term Loan for the three months ended September 30, 2017 was 8.28%, which includes interest on borrowings of $2,235 and amortization of loan origination fees of $172.

The effective interest rate under the New Term Loan for the nine months ended September 29, 2018 was 8.73%, which includes interest on borrowings of $7,102 and amortization of loan origination fees of $541. As of September 29, 2018, the outstanding balance on the New Term Loan Credit Agreement was $111,725. Of this amount, $4,650 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. As of September 30, 2017, the outstanding balance on the New Term Loan Credit Agreement was $122,625. Of this amount, $2,750 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

The Company has estimated that the fair value of its New Term Loan (valued under Level 3) as of September 29, 2018 approximated the carrying value of $111,725.

Following the end of the third quarter of fiscal 2018 the Company determined that the adoption of ASC 606 for purposes of calculating its fixed cost coverage ratio under the New Term Loan was required to maintain compliance with such ratio in the third quarter of fiscal 2018. On November 7, 2018, the Company entered into the Fifth Amendment of the ABL Agreement and the Second Amendment of the New Term Loan Agreement effective as of September 29, 2018 to, among other things, give effect to ASC 606 for the purpose of the computation of any financial covenant retroactive to December 31, 2017, as further discussed under “Note 17- Subsequent Events.” As of September 29, 2018, the Company is in compliance with its financial covenants under the ABL Agreement and New Term Loan Agreement, as amended, and believes it will maintain compliance with these covenants over the next twelve months.

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

The Company’s reconciliation of general unsecured claims was completed in fiscal 2015. As of September 29, 2018, the Company’s deferred payment obligations were $24,457, of which $3,094 represents a 20% recovery for the general unsecured creditors and $12,095 represents a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $9,268 related to accrued paid-in-kind interest.

The Company has estimated that the fair value of its Deferred Cash Payment Obligations (valued under Level 3) approximates $24,365 as of September 29, 2018. The Company estimated the fair value for its Deferred Cash Payment Obligations based upon the net present value of future cash flows using the discount rate that is consistent with our New Term Loan.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive loss during the nine months ended September 29, 2018 and September 30, 2017 were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 30, 2017	$(1,425)
Other comprehensive income (loss) before reclassifications	(236)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at March 31, 2018	$ (1,661)

Other comprehensive income (loss) before reclassifications	(171)
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at June 30, 2018	$ (1,832)

Other comprehensive income (loss) before reclassifications	112
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at September 29, 2018	$ (1,720)

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 31, 2016	$ (1,784)
Other comprehensive income before reclassifications	45
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at April 1, 2017	$ (1,739)

Other comprehensive income before reclassifications	139
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at July 1, 2017	$ (1,600)

Other comprehensive income before reclassifications	221
Amounts reclassified from other comprehensive income	—

Accumulated Other Comprehensive Income (Loss) at September 30, 2017	$ (1,379)

NOTE 14 – RESTRUCTURING

In the three and nine months ended September 29, 2018 and September 30, 2017, the Company recorded restructuring costs associated with severance related to staffing reductions. The following is a reconciliation of accrued restructuring costs for these periods and are included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 30, 2017	$—	$—	$50	$50
Amounts charged to expense	—	—	311	311
Payments	—	—	(189)	(189)

Accrued Restructuring Costs at March 31, 2018	$—	$—	$172	$172

Amounts charged to expense	—	—	171	171
Payments	—	—	(258)	(258)

Accrued Restructuring Costs at June 30, 2018	$—	$—	$85	$85

Amounts charged to expense	—	—	667	667
Payments	—	—	(245)	(245)

Accrued Restructuring Costs at September 29, 2018	$—	$—	$507	$507

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 31, 2016	$—	$—	$561	$561
Amounts charged to expense	—	—	173	173
Payments	—	—	(574)	(574)

Accrued Restructuring Costs at April 1, 2017	$—	$—	$160	$160

Amounts charged to expense	—	—	44	44
Payments	—	—	(161)	(161)

Accrued Restructuring Costs at July 1, 2017	$—	$—	$43	$43

Amounts charged to expense	—	—	138	138
Payments	—	—	(109)	(109)

Accrued Restructuring Costs at September 30, 2017	$—	$—	$72	$72

NOTE 15 – SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it is organized in two operating segments, Distribution and Curriculum, which also constitute its reportable segments. The Company operates principally in the United States, with limited operations in Canada.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended September 29, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 29, 2018	Nine Months Ended September 30, 2017
Revenues:
Distribution	$270,945	$264,775	$521,340	$498,042
Curriculum	19,335	23,866	37,499	47,886

Total	$290,280	$288,641	$558,839	$545,928

Gross Profit:
Distribution	$86,451	$93,414	$171,197	$176,247
Curriculum	11,053	13,714	21,172	25,899

Total	$97,504	$107,128	$192,369	$202,146

Operating income before taxes:
Operating income	$37,230	$42,296	$20,667	$37,910
Interest expense and reorganization items, net	4,157	3,537	11,351	16,081

Income before provision for or benefit from income taxes	$33,073	$38,759	$9,316	$21,829

	September 29, 2018	December 30, 2017	September 30, 2017
Identifiable assets:
Distribution	$342,781	$230,449	$319,600
Curriculum	54,030	48,894	62,585
Corporate assets	10,205	33,064	7,167

Total	$407,016	$312,407	$389,352

	Three Months Ended September 29, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 29, 2018	Nine Months Ended September 30, 2017
Depreciation and amortization of intangible assets and development costs:
Distribution	$4,953	$3,628	$15,697	$10,458
Curriculum	764	1,015	2,100	2,939

Total	$5,717	$4,643	$17,797	$13,398

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$2,855	$3,655	$9,602	$11,708
Curriculum	1,019	1,087	2,900	2,251

Total	$3,874	$4,742	$12,502	$13,959

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table shows the Company’s revenues by each major product line within its two segments:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Distribution revenues by product line:
Supplies	$119,681	$124,876	$253,354	$260,223
Furniture	99,646	88,840	175,951	154,209
Instruction & Intervention	21,993	17,468	48,851	33,879
AV Tech	3,680	4,331	12,046	13,617
Agendas	23,872	26,623	28,706	33,530
Freight Revenue	4,762	4,680	9,149	8,108
Customer Allowances / Discounts	(2,689)	(2,043)	(6,717)	(5,524)

Total Distribution Segment	$270,945	$264,775	$521,340	$498,042
Curriculum revenues by product line:
Science	$19,335	$23,866	$37,499	$47,886

Total Curriculum Segment	19,335	$23,866	37,499	$47,886

Total revenues	$290,280	$288,641	$558,839	$545,928

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

NOTE 17 – SUBSEQUENT EVENTS

On November 7, 2018, the Company entered into a Fifth Amendment to the ABL Facility (the “Fifth Amendment”) with its Asset-Based Lenders and a Second Amendment to the New Term Loan Agreement (the “Second Term Loan Amendment”) with its New Term Loan Lenders, each effective as of September 29, 2018. The Second Term Loan Amendment was entered into in order to (1) reduce its fixed charge coverage ratio for the five fiscal quarters ending December 29, 2018 through December 28, 2019, (2) reduce the number of days for fiscal 2018 during which the Company may have no revolving loans outstanding from 60 to 14 and adjust the time period of such reduction to be between December 15, 2018 and January 31, 2019, (3) to give effect to ASU 2014-09 for the purpose of the computation of any financial covenant retroactive to December 31, 2017 and for all other purposes effective as of the date of the Second Term Loan Amendment, (4) change the delayed draw term loan commitment termination date from April 7, 2019 to the effective date of the Second Term Loan Amendment and (5) provide that the Applicable Margin shall assume a net senior leverage ratio of greater than 3.75x from the date of the Second Term Loan Amendment until the Company delivers its financial statements for fiscal 2018 and the related compliance certificate.

The Fifth Amendment was entered into in order to: (1) give effect to ASU No. 2014-09 for the purpose of the computation of any financial covenant retroactive to December 31, 2017 and for all other purposes effective as of the date of the ABL Amendment, and (2) substitute the LIBOR Screen Rate (as defined in the ABL Amendment) with the LIBOR Successor Rate (as defined in the ABL Amendment) in the event that the LIBOR Screen Rate is not available or published on a current basis, it was announced that LIBOR or LIBOR Screen Rate will no longer be made available or a new benchmark interest rate has been adopted to replace LIBOR.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Quarterly Overview

School Specialty is a leading provider of innovative solutions that support integrated learning environments. School Specialty designs, develops and delivers a broad assortment of innovative and proprietary products, programs and services to the education marketplace, including essential classroom supplies, furniture, educational technology, supplemental learning resources (“Instruction & Intervention”), science curriculum solutions, and evidence-based safety and security training. The Company applies its unmatched team of subject-matter experts and customized planning, development and project management tools to deliver this comprehensive offering as the 21st Century Safe School™, a concept built around best-practice school environments that support the social, emotional, mental, and physical safety of students – improving both learning outcomes and school district performance. The Company provides educators with innovative and proprietary products and services, from basic school supplies to 21st century learning environments to Science, English and Language Arts (“ELA”), and Math core and supplemental instructional materials. Through its nationwide distribution network, School Specialty also provides its customers with access to a broad spectrum of trusted, third-party brands across its business segments. This assortment strategy enables the Company to offer a broad range of products primarily serving the preK-12 education market at the state, district and school levels. The Company is expanding the distribution of its products beyond selling directly to the education market into channels such as partnerships with e-tailers and healthcare facilities.

Our goal is to grow profitably as a leading provider of innovative 21st century classroom solutions including, supplies, furniture products, services and curriculum for the education market and select other markets. We have experienced three consecutive years of overall revenue growth. We expect to continue to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names, and long-standing customer relationships and distribution capabilities and transforming the Company’s sales and marketing to a team-based selling approach focused on new customer acquisition, customer retention and penetration, and expanding into new markets or product areas. New revenue streams may include opportunities in areas that could expand our addressable market, such as distribution to non-education customers, expansion into new product lines, continued growth in our e-tail partnerships, and potentially, abroad in select international markets. In addition, the Company is committed to continuing to invest in product development in order to expand and improve its product offerings.

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

The Company’s fiscal 2018 third quarter results have been negatively impacted by staffing challenges in its fulfillment centers which the Company believes is related to historically low unemployment levels. We rely on seasonal employees, particularly in the months of June, July, and August, to meet the staffing needs within our fulfillment centers. In recent months, we experienced an exceptionally high level of turnover among seasonal employees, including those hired through third party staffing agencies. These staffing challenges have resulted in shipment delays. The impact to the third quarter financial results include lower revenues and higher fulfillment center and transportation costs. The negative impact to revenue in the third quarter was primarily timing as a high volume of orders carried over into October for fulfillment. This also had an impact on the timing of the Company’s cash conversion cycle resulting in higher debt balances at the end of the third quarter of fiscal 2018. The Distribution segment’s open order position entering the fourth quarter of 2018 was up year-over-year by $14.8 million. By the end of October 2018, the Company had shipped substantially all of the September month-end open orders and was current with deliveries. The shipping delays primarily impacted the Supplies product category, but also impacted the Instruction & Intervention and AV Tech product categories. This cash flow impact, however, is timing-related only. The Furniture and Agendas product categories were generally not impacted by the shipping delays as the majority of the products in those categories are not shipped from the Company’s primary fulfillment centers. The Company did not incur a materially higher level of order cancellations due to shipping delays. As indicated, the Company’s fulfillment center costs have increased as higher hourly wage rates and other monetary incentives were paid in order to attract and retain associates. In addition, higher turnover resulted in increased employee training costs and lower productivity.

Our ABL Facility and New Term Loan require us to maintain specified financial ratios. Following the end of the third quarter of fiscal 2018, the Company determined that the adoption of ASC 606 for purposes of calculating its fixed cost coverage ratio under the New Term Loan was required to maintain compliance with such ratio in the third quarter of fiscal 2018. On November 7, 2018, the Company entered into the Fifth Amendment of the ABL Agreement and the Second Amendment of the New Term Loan Agreement effective as of September 29, 2018 to, among other things, give effect to ASC 606 for the purpose of the computation of any financial covenant retroactive to December 31, 2017 as further discussed under “Note 17—Subsequent Events.” As of September 29, 2018, the Company is in compliance with its financial covenants under the ABL Agreement and New Term Loan Agreement, as amended, and believes it will maintain compliance with these covenants over the next twelve months.

On August 18, 2017, the Company acquired of the assets of Triumph Learning. Triumph Learning is a publisher of state-specific assessment preparation, and supplemental and intervention curriculum products for the K-12 education market. For over 25 years, Triumph Learning’s flagship product, Coach, has been utilized throughout education, providing educational facilities and teachers with hands-on assessment preparation books for ELA, Math, Science and Social Studies, with materials customized to state-specific best practices, along with a comprehensive series of supplemental and intervention resources for Math, ELA and Science. Solutions are delivered through multiple platforms, including both print and digital, as well as through third-party platforms and applications.

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
• Direct costs of merchandise sold, net of vendor rebates other than vendor payments for or the reimbursement of specific, incremental and identifiable costs, and net of early payment discounts.

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

Three Months Ended September 29, 2018 Compared to Three Months Ended September 30, 2017

Revenues

Revenue of $290.3 million for the three months ended September 29, 2018 increased by $1.6 million, or 0.6%, as compared to the three months ended September 30, 2017. The adoption of ASC 606 resulted in $3.8 million of lower revenues in the third quarter of fiscal 2018 as compared to the third quarter of 2017, primarily within the Company’s Distribution segment.

Distribution segment revenues of $270.9 million for the three months ended September 29, 2018 increased by 2.3%, or $6.1 million, from the three months ended September 30, 2017. Revenues from the Triumph Learning products, acquired in the third quarter of fiscal 2017 and reported in our Instruction & Intervention product category, contributed $5.1 million of incremental revenues in the third quarter of fiscal 2018. This increase was partially offset by the adoption of ASC 606, which decreased Furniture revenue by $4.0 million in the quarter. Revenues from the Supplies product category, our largest category, decreased approximately $5.2 million, or 4.2% in the quarter. However, incoming orders in the quarter were up 3.5% compared to incoming orders in the third quarter of 2017. Shipping delays in our fulfillment centers due to staffing challenges resulted in a year-over-year increase in our open order position entering the fourth quarter of $14.8 million. The Supplies category represented $10.8 million of the increase in open orders. Third quarter revenues in our second largest category, Furniture, were up 12.2%, or $10.8 million, compared to last year’s third quarter, despite a $4.0 million negative impact of ASC 606 on the Furniture category in the quarter. Incoming Furniture orders remained strong throughout the quarter, up 13.7% compared to last year’s third quarter. Adjusting the Instruction & Intervention category to exclude the incremental revenue associated with the Triumph Learning products, the category was down $0.6 million to prior year. Agendas revenues were $23.9 million in the third quarter of fiscal 2018, or down $2.7 million from last year’s third quarter. AV Tech revenues of $3.7 million were down $0.6 million as compared to last year’s third quarter. While we anticipated declines, the revenue performance of Agendas and AV Tech were modestly below our expectations.

Curriculum segment revenues of $19.3 million for the three months ended September 29, 2018 decreased by 19.0%, or $4.5 million, from the three months ended September 30, 2017. The decline was primarily related to a decrease in overall market opportunities for science curriculum in 2018 versus 2017. The third quarter of fiscal 2017 also included a particularly large school district order, totaling $3.0 million. With limited state science adoption related opportunities in 2018 and certain large opportunities expected to move from 2018 to 2019, we expected declines in segment revenues in fiscal 2018. Based on the current pipeline of significant state adoption and open territory related opportunities, we anticipate the Curriculum segment will experience significant growth in 2019.

Gross Profit

Gross profit for the three months ended September 29, 2018 was $97.5 million, as compared to $107.1 million for the three months ended September 30, 2017. Gross margin for the three months ended September 29, 2018 was 33.6%, as compared to 37.1% for the three months ended September 30, 2017.

Distribution segment gross margin was 31.9% for the three months ended September 29, 2018, as compared to 35.3% for the three months ended September 30, 2017. Rate variances at a product line level negatively impacted gross margins by 330 basis points in the current year third quarter. The largest contributor to lower product line gross margins has been the mix of products sold within the respective product lines, particularly in the Supplies product line. In addition, lower margins experienced in certain state and large district-level pricing agreements has contributed to lower margins. In 2018, we also executed a strategic move to ensure we offered more competitive pricing on commodity items. While this had a modest negative impact on our gross margin in certain areas, these pricing actions have arrested revenue declines and contributed to growth in many product areas and improved overall customer penetration, as reflected in our year-over-year increases in orders. However, we have not been as successful as expected in the current year leveraging more competitive pricing in certain areas to drive growth in higher margin areas and within School Speciality’s proprietary brands. Management believes driving sales growth in less-commoditized product areas and shifting mix to School Specialty’s proprietary brands continue to represent an opportunity for profitable growth for the Company. Higher product development amortization in the current year third quarter resulted in 20 basis points of lower gross margin.

Curriculum segment gross margin was 57.2% for the three months ended September 29, 2018, as compared to 57.5% for the three months ended September 30, 2017. The gross margin decline was related to a specific larger order which, for strategic purposes, carried significantly lower gross margin than our typical gross margin. Although the transaction resulted in approximately 70 basis points of gross margin decline in the quarter, the Company does not expect future transactions to have gross margins significantly below the historical rates. This decline was partially offset with lower product costs in the current year third quarter.

Selling, General and Administrative Expenses

SG&A includes: selling expenses, the most significant of which are wages and commissions; operations expenses, which includes customer service, warehouse and out-bound freight costs; catalog costs; general administrative overhead, which includes information technology, accounting, legal and human resources; and, depreciation and intangible asset amortization expense.

SG&A decreased $5.1 million in the third quarter of fiscal 2018, from $64.7 million for the three months ended September 30, 2017 to $59.6 million for the three months ended September 29, 2018. The impact of ASC 606 on third quarter SG&A costs contributed $2.9 million of the decline. In addition, SG&A costs directly related to Triumph Learning, which was acquired during last year’s third quarter, were up approximately $0.4 million in this year’s third quarter. The Company did not incur transaction or integration-related expenses in the third quarter of fiscal 2018 as the integration was completed near the end of the first quarter of fiscal 2018, while last year’s third quarter included $0.9 million of transaction and integration-related expenses.

Transportation costs increased by $0.9 million in the third quarter of fiscal 2018 due to a combination of incremental volume in the quarter and industry-wide increases in freight rates. Depreciation and amortization expense increased by $1.1 million in the current year third quarter related primarily to incremental depreciation associated with the Company’s implementation of its new e-commerce platform.

These increases were partially offset by a combination of $1.8 million of lower catalog expense associated with changes in the number of catalogs produced and circulated and $2.6 million of lower performance-based incentive compensation expense in the quarter.

As a percent of revenue, SG&A decreased from 22.4% for the three months ended September 30, 2017 to 20.5% for the three months ended September 29, 2018.

Facility exit costs and restructuring

For the three-month period ended September 29, 2018, the Company recorded $0.7 million of facility exit costs and restructuring charges. For the three-month period ended September 30, 2017, the Company recorded $0.1 million of facility exit costs and restructuring charges. The amounts in both periods were entirely related to severance.

Interest Expense

Interest expense increased from $3.5 million for the three months ended September 30, 2017 to $4.2 million for the three months ended September 29, 2018. Cash interest expense increased $0.6 million in the current year quarter due primarily to an increase in average borrowings of $17.8 million for the third quarter of fiscal 2018 versus the third quarter of fiscal 2017. The increase in average borrowings is related primarily to the acquisition of Triumph Learning in the third quarter of fiscal 2017, and the impact of shipping delays which has resulted in the Company’s cash conversion cycle shifting to later in the year. In addition, the Company’s borrowing rate in this year’s third quarter was up approximately 60 basis points as compared to last year’s third quarter due to a combination of increases to the LIBOR rate and higher applicable margins applied to LIBOR based on the Company’s changes to the Company’s fixed cost coverage and net senior leverage ratios in 2018.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $14.5 million for the three months ended September 29, 2018, as compared to tax of $4.6 million for the three months ended September 30, 2017.

The effective income tax rate for the three months ended September 29, 2018 and the three months ended September 30, 2017 was 43.9% and 11.9%, respectively. The increase in both the provision for income taxes and the effective income tax rates is related primarily to the impact of permanent tax items, such as the Global Intangible Low-Taxed Income (“GILTI”) provisions within the 2017 tax reform bill. Under SAB 118, the Company will record the one-time transition tax associated with the 2017 tax reform bill, in the fourth quarter of 2018, in the range of zero to $0.8 million. The amount will be finalized in the fourth quarter of fiscal 2018 as the Company completes its analysis of foreign tax credit utilization against this one-time transition tax.

Nine Months Ended September 29, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

Revenue of $558.8 million for the nine months ended September 29, 2018 increased by $12.9 million, or 2.4%, as compared to the nine months ended September 30, 2017. The adoption of ASC 606 contributed $1.6 million of the incremental revenue, primarily within the Company’s Distribution segment.

Distribution segment revenues of $521.3 million for the nine months ended September 29, 2018 increased by 4.7%, or $23.3 million, from the nine months ended September 30, 2017. Revenues from the Triumph Learning products, acquired in the third quarter of fiscal 2017 and which are reported in our Instruction & Intervention product category, contributed $16.2 million of incremental revenues in the first nine months fiscal 2018. After adjusting for the impact of revenues from our Triumph Learning products, Distribution segment revenues are up in the first nine months of 2018 by $7.1 million. Revenues in the first nine months of 2018 were negatively impacted by shipping delays experienced in our fulfillment centers. The Company entered the fourth quarter of fiscal 2018 with $14.8 million of incremental open orders, an increase of 51.5%, as compared to open orders entering last year’s fourth quarter. Although revenues from the Supplies product category declined approximately $6.8 million during the nine months ended September 29, 2018, the open orders entering the third quarter in the Supplies category were up year-over-year by $10.8 million. Incoming Supplies orders continued to show momentum in the third quarter, up 2.9% year-over-year. Year-to-date revenues in Furniture were up 14.1%, or $21.8 million, compared to 2017. The adoption of ASC 606 drove $2.0 million of this increase year-over-year, although the full-year impact of the adoption of ASC 606 is expected to be minimal. The incoming order rate for Furniture products remains strong as year-to-date orders were up 13.4% through the end of the third quarter. Adjusting the Instruction & Intervention category to exclude the incremental revenue associated with the Triumph Learning products, the category was down 4.5%, or $1.2 million. However, order trends have continued to improve as the year progresses, especially in core proprietary products such as Wordly Wise and Spire, which are up nearly 4% year-to-date. In conjunction with the integration of the Triumph Learning sales force with our Instruction & Intervention sales specialists, we restructured our coverage model which has reduced the effectiveness of our market coverage in 2018. This integration is substantially completed and we expect to enter 2019 with a more effective sales team focused on the Instruction & Intervention category along with a stronger product portfolio. The Company’s Agendas and AV Tech categories are down $4.8 million and $1.6 million, respectively, through the first nine months of fiscal 2018. While the AV Tech and Agenda categories were expected to decline year-over-year, both categories are performing modestly below expectations.

Curriculum segment revenues of $37.5 million for the nine months ended September 29, 2018 decreased by 21.7%, or $10.4 million, from the nine months ended September 30, 2017. The limited amount of state adoption activity in 2018 and fewer large opportunities in open territory states are the primary drivers of the year-over-year decline. However, the competitive positioning of the product line remains strong and the pipeline of opportunities for 2019 is significant and building. We currently expect significant revenue growth in the Curriculum segment in 2019.

Gross Profit

Gross profit for the nine months ended September 29, 2018 was $192.4 million, as compared to $202.1 million for the nine months ended September 30, 2017. Gross margin for the nine months ended September 29, 2018 was 34.4%, as compared to 37.0% for the six months ended September 30, 2017. Increased revenues contributed $2.0 million of additional gross profit offset by a combination of a shift in product mix, lower product level gross margins and higher product development amortization.

Distribution segment gross margin was 32.8% for the nine months ended September 29, 2018, as compared to 35.4% for the nine months ended September 30, 2017. A shift in mix at the product line level contributed approximately 40 basis points of gross margin in the first nine months of fiscal 2018. This positive impact has been driven by a relative increase in sales within the Instruction & Intervention product line, the impact of which has been partially offset by growth in the Furniture product line, which has gross margins that are below those reported for the Distribution segment. Year-over-year rate variances within product lines has had a negative impact on gross margin of 280 basis points. The components of the 280 basis point negative impact consisted of lower average selling prices, product costs, mix within the product lines, and freight rates for vendor direct shipments. Lower average selling prices and product cost increases both have had an 80 basis point negative impact on gross margin. The mix of products sold within product lines, most notably the Supplies and Furniture product lines, has had a 70 basis point negative impact on gross margins. Increases in freight rates for vendor direct shipments had a 50 basis point negative impact on gross margin. Higher product development amortization in the current year resulted in 20 basis points of lower gross margin. More aggressive pricing in certain large state, regional and district-level pricing agreements, which became effective at various points in 2017, contributed to the lower average selling prices noted above. In addition, the strategic move to more competitive pricing on commodity items also is a contributing factor in the decline. However, these pricing actions have driven growth and customer penetration in fiscal 2018. Year-over-year variances in gross margins have stabilized and the Company is focused on improving our mix of sales to include higher margin items and increasing penetration of School Specialty’s proprietary brands. In addition, the Company believes it has an opportunity to better optimize performance within strategic purchasing cooperatives and large state and district-level pricing agreements. As public education’s utilization of purchasing cooperatives increases the Company also believes that its long-standing presence within and unique ability to meet the needs of such cooperatives creates an opportunity for our organization.

Curriculum segment gross margin was 56.5% for the nine months ended September 29, 2018, as compared to 54.1% for the nine months ended September 30, 2017. Year-over-year reductions in product costs positively impacted gross margin by 200 basis points. Lower product development amortization in the current year contributed 40 basis points of the gross margin increase.

Selling, General and Administrative Expenses

SG&A increased $6.7 million in the first nine months of fiscal 2018, from $163.9 million for the nine months ended September 30, 2017 to $170.6 million for the nine months ended September 29, 2018. The increase in SG&A is primarily related to the Triumph Learning acquisition completed in August 2017, and incremental depreciation and amortization.

The Company’s acquisition of Triumph Learning during last year’s third quarter resulted in approximately $6.9 million of incremental SG&A costs in the first nine months of 2018 versus last year’s first nine months. Approximately $1.5 million of the costs associated with Triumph Learning were related directly to the integration. As of the end of the first quarter of fiscal 2018, Triumph Learning was fully integrated into the operations of the Company. Depreciation and amortization expense increased by $4.2 million in the current year’s first nine months related primarily to incremental depreciation associated with the Company’s new phone system and new e-commerce platform implementations. The adoption of ASC 606 resulted in a $0.4 million decrease in catalog expenses in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017. Under ASC 606, catalog costs are treated as a cost to acquire contracts and are not related to a specific contract, therefore are expensed when incurred. Prior to ASC 606, the Company capitalized catalog costs and amortized the costs over the revenue stream attributable to the catalogs. The Company expects to recognize lower catalog expenses during the fourth quarter of fiscal 2018 as compared to the fourth quarter of fiscal 2017, and full year catalog expenses for 2018 are anticipated to be lower as compared to 2017. Outbound transportation costs were up $3.7 million in the first nine months of fiscal 2018 related primarily to industry-wide freight rate increases.

Remaining SG&A costs were down $3.9 million in the nine months ended September 29, 2018. The positive impact of lower incentive-based compensation expense and a decrease in catalog costs due to reductions in both the number of catalogs and circulation have been partially offset by increases in transportation expenses.

As a percent of revenue, SG&A increased from 30.0% for the nine months ended September 30, 2017 to 30.5% for the nine months ended September 29, 2018. Despite the year-to-date increase through September 29, 2018, the Company expects full-year 2018 SG&A as a percent of revenue to be down as compared to full-year 2017 SG&A due to the combination of operating leverage on anticipated revenue growth during 2018, and continued SG&A reductions tied to cost reduction and process improvement initiatives.

Facility exit costs and restructuring

For the nine month period ended September 29, 2018, the Company recorded $1.1 million of facility exit costs and restructuring charges. For the nine month period ended September 30, 2017, the Company recorded $0.4 million of facility exit costs and restructuring charges. The amounts in both periods were related entirely to severance.

Interest Expense

Interest expense decreased from $11.8 million for the nine months ended September 30, 2017 to $11.4 million for the nine months ended September 29, 2018. Non-cash interest and amortization of debt fees were down approximately $1.0 million year-over-year primarily due to $0.3 million of lower interest attributable to the Company’s vendor note obligations recorded in 2018 as compared to 2017 and $0.3 million of lower amortization of debt issuance costs. Cash interest expense was up $0.6 million in the first nine months of 2018 as compared to the first six months of 2017. The incremental interest expense is related to increased average borrowings of approximately $12.9 million in the first nine months of fiscal 2018. The increase in average borrowings was related to the acquisition of Triumph Learning during the third quarter of fiscal 2017, and the impact of shipping delays which has resulted in the Company’s cash conversion cycle shifting to later in the year.

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

Provision for Income Taxes

The provision for income taxes was $9.4 million for the nine months ended September 29, 2018, as compared to $4.3 million for the nine months ended September 30, 2017. The current year provision is expected to be substantially offset by tax benefits recognized against the net losses expected to be generated over the remainder of fiscal 2018.

The effective income tax rate for the nine months ended September 29, 2018 and the nine months ended September 30, 2017 was 101.1% and 19.8%, respectively. The current year effective tax rate is significantly higher than the statutory tax rate as the impact of permanent tax adjustments, such as GILTI, and discrete items, such as realized built-in losses have a material impact on our full-year effective income tax rate due to the projected minimal amount of full-year pre-tax income. The Company expects fiscal 2018 cash taxes to be in the range of $1.5 to $2 million. Beginning in fiscal 2019, the Company expects its effective income tax rate to be more consistent with the statutory rate.

Liquidity and Capital Resources

At September 29, 2018, the Company had net working capital of $124.7 million, a decrease of $15.7 million as compared to September 30, 2017. Net working capital in the current year includes both $7.9 million of cash and $90.5 million of current maturities of long term debt. The Company estimates that the carrying values of its accounts receivable and accounts payable, as shown in the condensed consolidated balance sheets, approximate fair value. The Company’s capitalization at September 29, 2018 was $331.6 million and consisted of total debt of $219.3 million and stockholders’ equity of $105.5 million. The change in accounting principle (See Note 4) resulted in $0.1 million of decreased working capital.

Net cash used by operating activities was $86.1 million and $44.7 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. The increase in cash used by operating activities related primarily to decreased operating income of $17.2 million in the first nine months of 2018 versus the first nine months of fiscal 2017. The remainder of the increase in cash used by operating activities was related to incremental working capital changes in the current year. Delays in fulfilling orders contributed to the year-over-year increase in both accounts receivable and inventories.

Net cash used in investing activities was $12.4 million in the first nine months of fiscal 2018 as compared to $32.1 million in the first nine months of fiscal 2017. Last year’s net cash used in investing activities included $18.1 million for the Triumph Learning acquisition. Excluding the net cash used to fund the acquisition, the Company expects net cash used in investing activities to increase by approximately $2.4 million for the full year fiscal 2018 as compared to full year fiscal 2017 due to investments in the Company’s ecommerce platform, product information management systems and curriculum product development. The completion of these projects is expected to result in improvements to the Company’s platforms and processes, lower both ongoing operating costs and future investments in systems, and enable revenue growth.

Net cash provided by financing activities was $74.8 million in fiscal 2018 versus $49.8 million in fiscal 2017. In both periods the net cash provided from financing activities represents net draws from the ABL Facility, which combined with beginning of period cash balances, were used to fund operating and investing cash outflows, as well as Term Loan repayments in fiscal 2017. Outstanding borrowings on the ABL Facility were $85.8 million as of September 29, 2018, while the excess availability on that date for the ABL Facility was $37.7 million. The Company repaid principal on its Term Loan in the amount of $10.2 million during the first nine months of fiscal 2018, which consisted of an excess cash flow payment of $7.8 million and regularly scheduled principal payments of $2.4 million.

The Company’s ABL Facility and New Term Loan contain customary events of default and financial, affirmative negative covenants. Following the end of the third quarter of fiscal 2018, the Company determined that the adoption of ASC 606 for purposes of calculating its fixed cost coverage ratio under the New Term Loan was required to maintain compliance with such ratio in the third quarter of 2018. On November 7, 2018, each of which was effective as of September 29, 2018, the Company entered into the Fifth Amendment to the ABL Facility and the Second Term Loan Amendment. The Second Term Loan Amendment was entered into in order to (1) reduce its fixed charge coverage ratio for the five fiscal quarters ending December 29, 2018 through December 28, 2019, (2) reduce the number of days for fiscal 2018 during which the Company may have no revolving loans outstanding from 60 to 14 and adjust the time period of such reduction to be between December 15, 2018 and January 31, 2019, (3) to give effect to ASU 2014-09 for the purpose of the computation of any financial covenant retroactive to December 31, 2017 and for all other purposes effective as of the date of the Second Term Loan Amendment, (4) change the delayed draw term loan commitment termination date from April 7, 2019 to the effective date of the Second Term Loan Amendment and (5) provide that the Applicable Margin shall assume a net senior leverage ratio of greater than 3.75x from the date of the Second Term Loan Amendment until the Company delivers its financial statements for fiscal 2018 and the related compliance certificate.

The Fifth Amendment was entered into in order to: (1) give effect to ASU No. 2014-09 for the purpose of the computation of any financial covenant retroactive to December 31, 2017 and for all other purposes effective as of the date of the ABL Amendment, and (2) substitute the LIBOR Screen Rate (as defined in the ABL Amendment) with the LIBOR Successor Rate (as defined in the ABL Amendment) in the event that the LIBOR Screen Rate is not available or published on a current basis, it was announced that LIBOR or LIBOR Screen Rate will no longer be made available or a new benchmark interest rate has been adopted to replace LIBOR.

As of September 29, 2018, the Company is in compliance with its financial covenants under the ABL Agreement and New Term Loan Agreement, as amended, and believes it will maintain compliance with these covenants over the next twelve months.

We believe that our cash flow from operations, borrowings available from our ABL Facility and the remaining portion of the delayed draw term loan available under the New Term Loan will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures, repayment of deferred payment obligations and our contractual obligations for the next twelve months.

Fluctuations in Quarterly Results of Operations

Our business is subject to seasonal influences. Our historical revenues and profitability have been dramatically higher in the periods from June through September, primarily due to increased shipments to customers coinciding with the start of each school year. Quarterly results also may be materially affected by variations in our costs for labor, the products sold, the mix of products sold and general economic conditions. Therefore, results for any quarter are not indicative of the results that we may achieve for any subsequent fiscal quarter or for a full fiscal year. In addition, the 2018 quarterly results may not be comparable to similar quarters in past or future years due to the fulfillment center staffing challenges in 2018. The staffing challenges resulted in orders being fulfilled in the fourth quarter of 2018 versus the third quarter.

Inflation

Inflation, particularly in wage rates, transportation costs, and energy costs has had and is expected to have an effect on our results of operations and our internal and external sources of liquidity.

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

Other risks and uncertainties include, but are not limited to, the following: failure to comply with restrictive covenants under our credit facilities and other debt instruments; material adverse effects on our operating flexibility resulting from our debt levels; volatile or uncertain economic conditions; inability to timely respond to the needs of our clients; declining school budgets; cyberattack or improper disclosure or loss of sensitive or confidential company, employee or client data; and other factors that may be disclosed from time to time in our SEC filings or otherwise.

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

Changes in Internal Control Over Financial Reporting

The Company has implemented a number of process-related manual controls, specifically related to the areas of revenue and inventory in order to address, or compensate for, certain general information technology control deficiencies identified in 2017. In addition, the Company has taken remediation actions related to its general information technology control deficiencies, most notably remediation of access-related controls. The Company is making these changes to its process level internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in order to remediate control issues identified during 2017.

PART II - OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit No.	Description

10.1	First Amendment dated as of August 9, 2018 to the Loan Agreement, dated as of April 7, 2017, by and between School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties party thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 9, 2018.

10.2	Fourth Amendment, dated as of August 9, 2018, to the Loan Agreement among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 9, 2018.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 29, 2018 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

November 8, 2018	/s/ Joseph M. Yorio
Date	Joseph M. Yorio
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2018	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)