Form 10-K
period 2018-12-29
SCHOOL SPECIALTY INC
filed 2019-03-14
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 29, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 29, 2018 was $85,544,896. As of March 14, 2019 there were 7,000,000 shares of the Registrant’s common stock outstanding.

INCORPORATION BY REFERENCE

Part III is incorporated by reference from the Proxy Statement from the Annual Meeting of Shareholders to be held on June 6, 2019.

PART I

Item 1.	Business

Unless the context requires otherwise, all references to “School Specialty,” “SSI,” the “Company,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. Effective December 26, 2015 the Company changed its fiscal year end from the last Saturday in April to the last Saturday in December. The December 27, 2015 to December 31, 2016, the January 1, 2017 to December 30, 2017 and the December 31, 2017 to December 29, 2018 years will be referred to as “fiscal 2016,” “fiscal 2017,” and “fiscal 2018,” respectively, in this Annual Report.

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

Company Overview

School Specialty is a leading distributor of innovative and proprietary products, programs and services to the education marketplace. The Company designs, develops, and sources products to provide educators with a comprehensive offering of school supplies, furniture and both curriculum and supplemental learning resources. Working in collaboration with educators, School Specialty reaches beyond the scope of textbooks to help teachers, guidance counselors and school administrators ensure that every student reaches his or her full potential. School Specialty’s product offering includes supplies, furniture, technology products, supplemental learning products (“instruction and intervention”) and curriculum solutions, which are primarily sold to the education marketplace. The Company provides educators with its own innovative and proprietary products and services, from basic school supplies to products and services that address student safety and well-being to Science, Reading, Language and Math teaching materials, as well as planning and development tools and test preparation materials. Through its nationwide distribution network, School Specialty also provides its customers with access to a broad spectrum of well-recognized, third-party brands across its product categories. This assortment strategy enables the Company to offer a broad range of products primarily serving the pre-kindergarten through twelfth grade (“PreK-12”) education market at the state, district and school levels. The Company is expanding the distribution of its products beyond the education market by establishing relationships with e-tailers and retailers and marketing a sub-set of its offering to healthcare facilities and the purchasing organizations that serve them. School Specialty offers its products through two operating segments: Distribution and Curriculum.

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

Across both groups, we reach our customers through a sales force of approximately 270 professionals (approximately 140 of which are inside sales representatives), 8.1 million catalogs, and our proprietary e-commerce websites. In fiscal 2018, we believe we sold products to approximately 67% of the approximately 133,000 schools in the United States, and we believe we reached a majority of the 3.6 million teachers in those schools. For fiscal 2018, we generated revenues of $673.5 million.

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

•	Supplies

•	Furniture

•	Instruction and Intervention

•	Agendas

•	A/V Technology

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

Distribution products include both proprietary branded products and other national brands. Among the segment’s well-known proprietary brands are Childcraft®, Sax® Arts & Crafts, Califone®, Premier AgendasTM, Classroom Select®, Sportime®, Abilitations®, Hammond & StephensTM, Brodhead Garrett®, School Smart®, Royal Seating®, Projects by Design®, CPO ScienceTM, Frey Scientific®, Educator’s Publishing Service®, Wordly Wise 3000®, Explode the Code®, ThinkMath!TM, SSI Guardian ®, Making Connections®, S.P.I.R.E®, Buckle Down®, and Coach®. Distribution products accounted for approximately 93% of our revenues for fiscal 2018.

Curriculum Segment. Our Curriculum segment is a publisher of proprietary core curriculum in the Science area of the PreK-12 education market:

Products in our Curriculum segment are typically sold to curriculum specialists and other educators with direct responsibility for advancing student outcomes.

The Curriculum segment develops standards-based curriculum science products. Its offerings are tailored to address specific learning needs, drive improved student performance, engage learners and accelerate the learning process. A team of approximately 12 product development associates leverages long-standing relationships with outside developers, authors, co-publishing strategic partners and consultants to develop educational products and solutions that meet curriculum standards and improve classroom teaching effectiveness.

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

Our Curriculum segment product lines include Delta Education® and FOSS®. Our Curriculum products accounted for approximately 7% of our revenues in fiscal 2018.

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

Industry Overview

The United States PreK-12 education market is a large industry that has historically exhibited attractive and stable growth characteristics, despite fluctuations in the U.S. economy. For example, during the recessions of 1981-1983, 1991-1992 and 2001-2002, PreK-12 education funding in the United States grew at compound annual growth rates (“CAGRs”) of 5.3%, 5.0% and 4.7%, respectively. However, the significant downturn in the general economy from 2008 through 2013 resulted in education spending ranging from flat to low single digit growth rates (0.1% to 1.9%). Total expenditures for public elementary and secondary education were $607 billion in 2008-2009 and grew to $610 billion in 2012-2013, or a 0.5% CAGR, according to the National Education Association (“NEA”). Since 2012-2013, however, total expenditures have increased to $698 billion through 2016-2017, or a CAGR of 3.2%, according to the Rankings of States 2017 and Estimate of School Statistics 2018 published by the NEA in 2018. The NEA estimates that total expenditures increased to $697 billion in 2017-2018. Over the long-term, we expect total educational expenditures (excluding capital outlays and interest on debt) to continue to increase 1%-2% annually based on projections from the National Center for Education Statistics (“NCES”).

Public education funding for school districts comes from three major sources: state funding which provided about 46%; local funding which provided about 45%; and federal funding which provided about 9%. State funding for elementary and secondary education is generally allocated to school districts by formulas, typically based on number of students. Since 2012, overall state and local funding had increased steadily on an absolute dollar basis through 2016 (CAGR of 1.9%) and was estimated to have increased 1.6% in 2017. However, there is significant variation within individual states. In 2016-2017, 23 states initiated mid-year budget cuts, which directly impacted education funding in 20 states. For 2017-2018, state budgets are expected to grow by 2.3% according to the National Association of State Budget Officers. Thirty-eight states have enacted spending increases for PreK – 12 education while 10 states have enacted decreases to education funding. The majority of the funding provided by local governments is from property taxes. Local tax revenues have grown to $282 billion in 2015-2016, a 2.4% CAGR since 2008-2009, according to the most recent data from NEA. Continued increases in housing starts and projected increases in new home sale prices could be expected to drive up property tax collections and local tax revenue. The two largest programs providing federal funding are the No Child Left Behind Title I Grants to school districts and the IDEA Special Education State Grants.

Modest growth in student enrollment, an important driver of demand for education products and services, supports incremental education spending in future years. According to the NCES, enrollment in public and private elementary and secondary schools has had slow and steady growth over the past 15 years. Looking forward, NCES projects that public and private PreK-12 enrollment will rise from 56 million in the 2013-2014 school year to 57.7 million by the 2025-2026 school year. At the same time, per pupil expenditures are expected to rise each year. Expenditures in public elementary and secondary schools were estimated at $12,490 per pupil in 2017-2018 and are expected to rise approximately 1.0% annually, in constant dollars, through 2025-2026.

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

Large Product Offering and Recognized, Proprietary Brands. Providing access to over 100,000 items ranging from classroom supplies, school furniture and playground equipment, safety and security products, technology solutions and both standards-based and supplemental curriculum solutions, we believe we are a leading national provider of a broad range of supplemental educational products and equipment to meet substantially all of the needs of schools and teachers in the PreK-12 education market. Our products include over 20 proprietary brands, as well as many widely recognized third-party brands. Our breadth of offerings creates opportunities to repurpose or repackage traditional supplemental materials with supplemental curriculum solutions into kits or groups of related items that our customers value. In addition, we believe we offer many of the most established brands in the industry that are recognized by educators across the country, with some brands more than 100 years old. Our assortment strategy, which combines our proprietary brands with other trusted third-party brands to create comprehensive offerings in a broad range of product categories, enables us to serve our customers in a manner that we believe is unmatched in the industry. As such, we are in a position to leverage our depth, breadth and brand portfolio to further penetrate key product categories. Over 35% of our revenues are derived from our proprietary products, including the majority of our curriculum segment products; typically, our proprietary products generate higher margins than our non-proprietary products.

Strong Customer Reach and Relationships. We have developed a highly integrated, three-tiered sales and marketing approach, consisting of: a national sales force; paper-based catalogs and digital marketing campaigns; and our proprietary e-commerce websites. We believe this approach provides us with a unique ability to reach teachers and curriculum specialists as well as school district and individual school administrators. The wide assortment of products and solutions we offer has enabled us to establish strong and long-standing relationships with many of the largest school districts across the United States and Canada. We reach our customers through the industry’s largest sales force of approximately 270 professionals (approximately 140 of which are inside sales representatives), catalog mailings and our proprietary e-commerce websites. In fiscal 2018, we estimate that we sold products to approximately 67% of the estimated 133,000 schools in the United States and reached a majority of the 3.6 million teachers in those schools. We also estimate that, on average, we have enjoyed more than a 10-year relationship with our top accounts, and have recently invested in building our inside sales force to improve our nationwide coverage. We utilize our extensive customer databases to selectively target the appropriate customers for our catalog offerings and digital marketing campaigns. Additionally, we have invested heavily in the development of our e-commerce websites, which provide broad product offerings and which we believe generate higher internet sales than many of our education competitors. Revenues derived directly from internet sales, which were approximately 35% of our sales in fiscal 2018 compared to less than 17% of our sales in fiscal 2009, have increased as more school districts and teachers go online to place orders.

Highly Diversified Business Mix. Our broad product portfolio and geographic reach minimize our concentration and exposure to any one school district, state, product or supplier. In fiscal 2018, our top 10 school district customers collectively accounted for just under 10% of revenues and customers within our top state collectively accounted for just over 12% of revenues. For the same period, our top 100 products accounted for slightly less than 12% of revenues. Products from our top 10 suppliers generated just over 25% of revenues in fiscal 2018. We believe this diversification somewhat limits our exposure to state and local funding cycles and to product demand trends, and at the same time, opens up opportunities for growth as educational spending increases, both with current and new customer accounts.

Strong Repeat Business. Over 60% of our revenues are generated from the sale of consumable products, which typically need to be ordered annually, if not more frequently. We continue to maintain strong relationships with schools, school districts and other customers and believe our retention rate of our school and school district customers is approximately 87% in a highly competitive business. We continue to evaluate and modify our product assortment, particularly in the consumable product area to ensure we have the right solutions for our customers and to capitalize on the recurring revenue opportunities from many of our long-standing accounts.

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

Focus on Growth Opportunities through Transformation Initiatives and Partnerships. We believe we have multiple long-term revenue growth and margin improvement opportunities, including enhancing our sales efforts in under-penetrated states, expanding our private-label business, further developing and refining our educational supplies, furniture, safety and security, technology and curriculum offerings, optimizing direct marketing campaigns, increasing supply chain efficiency and expanding our product line through strategic distribution relationships. We are actively pursuing partnering opportunities for content development and distribution. We also believe our movement toward a team-based selling model will improve the effectiveness of our go-to-market strategies, better inform our product development efforts and better leverage our deep supplier relationships. We believe that our uniquely comprehensive value proposition and our efforts to position the Company as a solution provider and not purely a product distributor is an important factor in generating long-term revenue growth. Additionally, we have and continue to expand our business outside of school districts by pursuing alternative distribution channels, such as e-commerce and health care markets, which we expect will further increase our brand recognition and lead to additional sales opportunities throughout the upcoming fiscal year and beyond.

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

•	Optimizing our Distribution Centers to improve customer delivery both in terms of speed and accuracy and to operate at a lower cost;

•	Deploying an innovative team-based selling model that increases and enhances the effectiveness of customer touch points and better leverages our deep product and market expertise;

•	Enhancing product management and marketing capabilities to promote our innovation and breadth of offerings and bring new and innovative products to market;

•	Continuing to expand alternative channels that have annual purchasing cycles that will lessen our reliance on the heavy back-to-school spending season;

•	Introducing new and innovative curriculum-based training solutions and incorporating products, services and consulting that address the increased need for school safety and security;

•	Identifying and exiting product lines with inadequate returns, while focusing on higher-margin, growth oriented product lines and categories;

•	Continuing to invest in technologies to improve our customer service capabilities throughout all business areas to improve the customer experience;

•	Continuing to build out our digital solutions and bundled packages, while enhancing our e-commerce platform; and

•	Driving a culture that focuses on accountability and collaboration towards the attainment of our growth and margin improvement objectives.

The Company’s longer-term initiatives are intended to enhance organic growth, improve margins, and better evaluate capital investments and allocation of resources. Among the key initiatives are:

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

•

Optimizing and simplifying our pricing strategies in order to ensure competitive pricing for commodity items while simplifying the discount structure and optimizing pricing for the entire product portfolio including proprietary products; and

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

Organic Growth. We continue our focus on growing revenues and profits from our existing product lines and possible line extensions. We are optimistic that demand for our products and services will remain stable and, in certain categories, experience modest growth as industry data suggests school spending will increase over the coming years based on continued growth in student population and spending per student. We plan to increase our share of this spending and organically grow our revenues by:

•	Properly positioning our uniquely comprehensive value proposition in our marketing and sales activities;

•	Deploying our team-based sales model that leverages territory sales managers, inside sales representatives, category sales managers and subject matter experts;

•	Optimizing product mix within each category;

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

Product Lines

We market our proprietary brands and third-party product assortments across a wide variety of industry categories including general school supplies, arts and crafts, physical education, school safety and security, instructional solutions and special needs, classroom furniture and equipment, outdoor furniture and equipment, technology solutions, and both standards-based and supplemental curriculum solutions. These products are marketed and sold through our two primary business segments: Distribution and Curriculum.

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

We offer several proprietary and innovative instructional solutions and teaching materials to schools and school districts, all designed to help teachers teach and students remain on par with grade-level learning requirements. We also offer a full range of solutions for children with special learning needs through our Abilitations® and Integrations® product lines as well as several third-party brands. Our proprietary solutions and products are designed to help educate children with learning, behavioral, sensory or physical differences and are focused on helping educators and therapists make a real difference in a child’s life.

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

At Frey Scientific®, we offer a wide selection of science education products, supplemental curriculum, lab equipment and supplies, all of which are a part of Science, Technology, Engineering, and Math (“STEM”) solutions that advance effective learning. By working with a network of classroom teachers at various grade levels, we continually seek to understand and adapt to customers’ needs and Next Generation Science Standards. Our dedicated science education specialists, many with advanced degrees and teaching experience, provide powerful insights that continue to enhance our product line. Frey Scientific elementary, middle and high school education products include supplemental curriculum, Inquiry Investigations® hands-on kits with virtual labs, innovative equipment and precision instrumentation, essential science classroom supplies and laboratory design services and furniture.

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

Our reading and math intervention and supplemental learning programs, which are standards- and curriculum-based products, are focused on providing educators and parents with effective tools to encourage and enhance literacy and mathematics skills, serving the K-12 grade levels. Educator’s Publishing Service® (EPS®) provides tailored reading and language arts instruction for students with special needs and proprietary instructional materials for educators. For over 60 years, EPS Literacy and Intervention has been the leader in developing and publishing programs to help struggling students, including those with dyslexia and other reading difficulties, as well as providing materials that support on-level students so they can continue to meet their educational goals. Today, EPS provides K-12 blended, customized intervention solutions to help at-risk and on-level students build proficiency in reading and math. A variety of programs connect time-tested content and innovation to give educators the power of differentiation to reach all of their students and meet the changing demands of today’s classrooms. From screening through to intervention, progress monitoring, reporting and professional development, EPS offers an integrated approach to address the Common Core State Standards and Response to Intervention (“RTI”).

Our products offer reading, math and response to intervention solutions to help K-12 schools close the achievement gap for students who fall below proficiency benchmarks. Our print and technology resources combine to meet the instructional needs of students possessing learning disabilities or who are at risk for reading and math failure. Some of our other innovative teaching materials include Explode the Code®, Making Connections® and Making Connections InterventionTM, Path Driver for Math® and Path Driver for Reading®, Sitton Spelling and Word Skills®, S.P.I.R.E®, and Wordly Wise®, among others.

With our acquisition in fiscal 2017 of the assets of Triumph Learning LLC (see Note 5 under Item 8, Financial Statements and Supplementary Data), our offering includes state-specific assessment preparation materials. Triumph Learning’s flagship brand, Coach®, has been utilized throughout education, providing educational facilities and teachers with hands-on test preparation books for ELA, math, science and social studies, with materials customized to state-specific best practices, along with a comprehensive series of supplemental and intervention resources for ELA, math and science. Solutions are delivered through multiple platforms, including both print and digital, as well as through third-party platforms and applications.

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

SSI GUARDIAN: We believe we have a comprehensive curriculum-based safety and security offering designed to keep schools and other facilities safe. Our SSI GUARDIAN® offering is focused on strengthening campus and school safety by providing administrators, teachers and other school personnel with the training and security-related products to address safety and risk mitigation. SSI GUARDIAN® also offers consulting services that help schools and school districts conduct vulnerability assessments for school sites, emergency planning, contingency planning, and safe school design. Similar curriculum/training modules have also been developed for health care facilities, corporate offices and industrial facilities.

Soar Life Products: Leveraging our current product assortment, Soar Life Products® offers thousands of innovative products intended to improve well-being, from early childhood to adults in senior care facilities. The Soar Life Products® offering includes proprietary School Specialty brands, including Childcraft®, Classroom Select®, Sax Arts & Crafts®, Sportime®, Abilitations®, among others, as well as third-party brands. Products span a range of categories and are tailored to address the needs of healthcare organizations, focusing on Memory & Cognition, Daily Living Aids, Arts & Crafts, Physical Activity, Furniture, Therapeutic Needs and general supplies. Soar Life Products focuses on the healthcare industry, including acute and non-acute settings such as hospitals, long-term care, therapeutic facilities, home care, surgery centers, early childhood and day care centers, physicians’ offices and clinics, both on a direct basis and through third parties.

Our Curriculum offering is focused in the following area:

Science: Our science product category, largely comprised of highly recognized proprietary or exclusive offerings, provides learning resources focused on promoting scientific education and inquiry, literacy and achievement to the PreK-12 education market. Our products range from laboratory supplies, equipment and furniture to highly effective hands-on learning curriculums. Our science brands include FOSS® (Full Option Science System), Frey Scientific®, Delta Science Module®, Delta Education®, CPO ScienceTM, and Neo/SCI®. We have structured our solutions to engage students, focusing on science and engineering practices that promote scientific inquiry, literacy and achievements, all while aligning to the Next Generation Science Standards and supporting Common Core State Standards.

For example, science classroom resources offered by Delta Education are focused on the pre-K to 8th-grade education level. Our science curriculum products embody the best in inquiry-based STEM education. Delta provides the research-based FOSS® curriculum and other programs such as Delta Science Module®, as well as hands-on classroom resources. FOSS has evolved from a philosophy of teaching and learning at the Lawrence Hall of Science that has guided the development of successful active learning science curricula for more than 40 years. The FOSS program bridges research and practice by providing tools and strategies to engage students and teachers in enduring experiences that lead to a deeper understanding of the natural and designed worlds. Science is a discovery activity, and our belief is that the best way for students to appreciate the scientific enterprise, learn important scientific and engineering concepts, and develop the ability to think well is to actively participate in scientific practices through the use of manipulatives which enhance their own investigations and analyses. The FOSS Program was created specifically to provide students and teachers with meaningful experiences through active participation in scientific practices.

For further information regarding our Distribution and Curriculum segments, see our “Segment Information” in the Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data.

Intellectual Property

We maintain a number of patents, trademarks, trade names, service marks and other intangible property rights that we believe have significant value and are important to our business. Our trademarks, trade names and service marks include the following: School Specialty®, Education Essentials®, School Smart®, Royal Seating®, Projects by Design®, abc School Supply®, Integrations®, Abilitations®, Brodhead Garrett®, Califone®, Childcraft®, ClassroomDirect®, Coach®, Buckle Down®, Frey Scientific®, Hammond & StephensTM, Premier AgendasTM, Sax® Arts & Crafts, Sax® Family & Consumer Sciences, Sportime®, Delta Education®, Neo/SCI®, CPO Science™, EPS® , SSI GUARDIAN®, and Soar Life Products®. We also sell products under brands we license, such as FOSS®, ThinkMath!™ and FranklinCovey® Seven Habits.

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

Our Distribution segment sales and marketing approach utilizes a sales force of approximately 240 professionals, approximately 44 distinct catalog titles, and School Specialty Online®, an e-commerce solution that enables us to tailor our product offerings and pricing to individual school districts and school administrators. Over the past two years, we took steps to realign our nationwide sales team and our go-to-market strategy, which also included the expansion of an inside sales team and the implementation of a team-based selling model focused on driving growth through increased customer penetration.

In the Supplies category, we leverage our national sales force, which we believe represents the largest distribution network in the market, and our supply chain expertise, to reduce our customers’ cost of acquisition in the most commonly purchased, highest volume commodity items used by schools. In the Instruction & Intervention category, we market our products through direct marketing channels and leverage category specific sales personnel. We compete by offering deep assortments in the most commonly purchased products, by leveraging our size to reduce product costs, and by driving customer retention and acquisition through sophisticated database analytics. In the Furniture category, our unique Projects by Design® service gives us significant competitive advantages by providing customers with value-added construction management support, from interior design through installation and field support. In the non-project related segment of furniture, we capitalize on relationship selling through a direct sales force we believe is among the largest in the market.

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

Our Curriculum segment sales and marketing approach utilizes a field sales force of approximately 30 professionals. The sales coverage is nationwide, with the largest student populated states served by a larger contingent of sales professionals. The field and inside sales associates are supported by 7 targeted catalogs and our brand-specific websites to deliver premium educational products to teachers and curriculum specialists.

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

Private Label Product. We launched the School Smart® brand in 2005. Since that time we have focused our strategy on providing a private brand alternative for educators, using a combination of off-shoring and out-sourcing of products. In fiscal 2018, our revenue for School Smart branded products was approximately $51 million. We continue to evaluate the balance of branded and private brand products and we believe that there are additional opportunities to grow sales through new products, product line extensions and new product configurations.

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

In order to maintain the proprietary nature of certain furniture products, we operate one manufacturing facility. Our Lancaster, Pennsylvania plant manufactures wood furniture for our early childhood offerings. Products that we manufacture accounted for less than 10% of sales during fiscal 2018, fiscal 2017, and fiscal 2016.

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

Employees

As of February 9, 2019, we had approximately 1,189 full-time employees. Since the beginning of fiscal 2015, we have reduced the number of full-time employees by over 200 as we have integrated and aligned core function areas across the Company, such as operations, supply chain management, procurement and logistics, marketing, finance, information technology and human resources. Additionally, to meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Backlog

We had no material backlog at December 29, 2018. Our customers typically purchase products on an as-needed basis.

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

Our existing and future debt agreements impose and may impose operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios, and restrict our ability and our subsidiaries’ ability to:

•	incur additional debt;

•	create liens;

•	make acquisitions and dispositions;

•	redeem and/or prepay certain debt;

•	sell or dispose of a minority equity interest in any subsidiary or other assets;

•	make capital expenditures;

•	make certain investments;

•	enter new lines of business;

•	engage in consolidations, mergers and acquisitions;

•	repurchase or redeem capital stock;

•	guarantee obligations;

•	engage in certain transactions with affiliates; and

•	pay dividends and make other distributions.

Our credit facilities also require us to comply with certain financial ratios, including a net senior leverage ratio and a minimum fixed charge coverage ratio, as well as an annual limitation on capital expenditures and product development investments and minimum liquidity levels at the end of each month. These restrictions may hamper our ability to operate our business or could seriously harm our business by, among other things, limiting our ability to take advantage of financing, mergers and acquisitions, and other corporate opportunities. Following the end of our third quarter and our fourth quarter of fiscal 2018, as a result of our lower than expected financial performance, we were required to seek amendments to our credit facilities to adjust the financial ratios contained in our term loan facility so that we would remain in compliance as of the end of the third and fourth quarters of fiscal 2018. In the event that we fail to comply with the financial ratios or minimum liquidity levels contained in our credit facilities and are unable to obtain future amendments to our credit facilities, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay the amounts due. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods.

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

We are highly leveraged. As of December 29, 2018, we had $134 million of reported total debt, or $137 million of gross debt, which excludes debt issuance costs. Approximately $30.4 million of this debt matures in 2019. This level of debt and the repayment of the amount due in fiscal 2019 could adversely affect our operating flexibility and put us at a competitive disadvantage.

Our level of debt and the repayment of the amount due in fiscal 2019 and the limitations imposed on us by our credit agreements could have important consequences for investors, including the following:

•	we will have to use a significant portion of our cash flow from operations or borrowing capacity for debt service rather than for our operations;

•	we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing;

•	our ability to finance our future working capital needs may be restricted;

•	the debt under our credit agreements is at a variable interest rates, making us more vulnerable to increases in interest rates;

•	we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•	we will be more vulnerable to general adverse economic and industry conditions; and

•	we may be disadvantaged compared to competitors with less leverage.

We expect to service our debt primarily from cash flow from operations or refinance our debt using existing or new facilities. Our ability to service our debt obligations thus depends on our future performance and borrowing capacity, which will be affected by financial, business, economic and other factors. We are not able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. The cash flow we generate and our existing borrowing capacity may not be sufficient to allow us to service our debt obligations. If we do not have sufficient capital, we may be required to refinance all or part of our existing debt, sell assets or borrow additional funds. We may not be able to take such actions on terms that are acceptable to us, if at all. In addition, the terms of our existing or future debt agreements may restrict us from adopting any of these refinancing alternatives.

Our business depends upon the growth of the student population and school expenditures and can be adversely impacted by fixed or declining school budgets.

Our growth strategy and profitability depend in part on growth in the student population and classroom expenditures per student in PreK-12 schools. The level of student enrollment is largely a function of demographics, while classroom expenditures per student are affected by federal, state and local government budgets. In addition, the softening of state and local tax collections may result in reduction to school funding, and thus, school budgets. In school districts in states that primarily rely on local tax proceeds for funding, significant reductions in those proceeds for any reason can restrict district expenditures and impact our results of operations. Any significant and sustained decline in student enrollment and/or classroom expenditures per student could have a material adverse effect on our business, financial condition, and results of operations. Because school budgets are fixed on a yearly basis, any shift by schools in expenditures during a given fiscal year to areas that are not part of our business, such as facility operating costs and employee related expenditures, could also materially affect our business.

A decline in school spending will impact our ability to maintain operating margins.

The Company’s revenues are influenced by school spending, and school spending cuts could have a significant impact on our revenues and operating margins. The Company will pursue further cost reductions if school spending declines significantly from current levels, but the Company does not intend to cut costs in areas that it believes could have a significant impact on future revenue growth. To the extent we are unable to identify additional cost reductions that can be made consistent with our strategy and the weakness in school spending persists, our operating margin may decline. Additionally, spending declines can cause schools to consider purchasing lower priced products, which will lower the Company’s operating margins.

Increasing use of web-based products is affecting our printed supplemental materials business.

The growth in web-based and digital-based supplements has reduced the physical paper-based supplements the Company currently markets. While we continue to enhance some of our product lines with digital alternatives, it is likely that our paper-based products will be further supplanted and/or replaced by online sources other than our own.

Increased costs and other difficulties associated with the distribution of our products would adversely affect our results of operations.

Higher than expected costs and other difficulties associated with the distribution of our products could affect our results of operations. To the extent we incur difficulties or higher-than-expected costs related to updating our distribution centers, such costs may have a material adverse effect on our business, financial condition and results of operations. Any disruption in our ability to service our customers may also impact our revenues or profits. Moreover, as we update our distribution model, reduce the number of distribution centers or change the product mix of our remaining distribution centers, we may encounter unforeseen costs or difficulties that may have an adverse impact on our financial performance. We also experienced significant labor turnover in our fulfillment centers in 2018 that resulted in shipping delays, incremental costs and a shift in our cash conversion cycle. If this turnover continues, these issues may continue to intensify, which may have a material adverse effect on our financial condition and results of operations.

Our business is highly seasonal.

Because most of our customers want their school supplies delivered before or shortly after the commencement of the school year, we record most of our revenues from June to October. During this period, we receive, ship and bill the majority of orders for our products so that schools and teachers receive their products by the start of each school year. To the extent we do not sell our products to schools during the peak shipping season, many of such sales opportunities will be lost and will not be available in subsequent quarters. Our inventory levels increase in April through June in anticipation of the peak shipping season. We usually earn more than 100% of our annual net income from June to September of our fiscal year and operate at a net loss from October to May. This seasonality causes our operating results and operating cash flows to vary considerably from quarter to quarter within our fiscal years

If our key suppliers or service providers were unable or unwilling to provide the products and services we require, our business could be adversely affected.

We depend upon a limited number of suppliers for some of our products, especially furniture and proprietary products. We also depend upon a limited number of service providers for the delivery of our products. If these suppliers or service providers are unable or unwilling to provide the products or services that we require or materially increase their costs (especially during our peak season of June through October), our ability to deliver our products on a timely and profitable basis could be impaired and thus could have a material adverse effect on our business, financial condition and results of operations. Many of our agreements with our suppliers are terminable at any time or on short notice, with or without cause, and we cannot assure that any or all of our relationships will not be terminated or that such relationships will continue as presently in effect.

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

Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control, and we may not be successful in implementing our strategy. This includes limitations due to the inability to obtain financing and/or the restrictiveness of our debt covenants. In addition, the implementation of our strategy may be costly in the short term and not lead to improved operating results and may result in declining operating results. We may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies due to business or competitive factors or factors not currently expected, such as unforeseen costs and expenses or events beyond our control. Any failure to successfully implement our business strategy could materially and adversely affect our results of operations and growth opportunities.

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

It is difficult to forecast our revenue stream given the seasonal purchasing patterns of our customers and delays in passage of state budgets and other factors.

The seasonal purchasing patterns of our customers, the fact that our customers typically purchase products on an as-needed basis, and the lack of visibility into education funding levels if state budgets are delayed make it difficult for us to accurately forecast our revenue stream, which may vary significantly from period to period. In addition, the categories or specific products to which customers allocate budget dollars can vary significantly from year-to-year, as we experienced in 2018, and the shift in mix can have a material impact on our profitability. Third parties that may seek to project our future performance face similar difficulties. The difficulty in accurately forecasting our revenue increases the likelihood that our financial results will differ materially from any projected financial results. Any shortfall in our financial results from our, or third-party, projected results could cause a decline in the trading price of our common stock.

We may have a material amount of intangible assets which are potentially subject to impairment.

At December 29, 2018, intangible assets represented approximately 14% of our total assets. We are required to evaluate goodwill for impairment on an annual basis and other intangibles if indicators of impairment exist. As discussed in Note 6 to the consolidated financial statements in Item 8 of this report, the Company recorded an impairment charge of $22.3 million in fiscal 2018 related to goodwill. Goodwill and intangible assets are evaluated based on a fair value assessment of these assets. The fair value assessments of these assets are based on significant assumptions, including earnings projections and discount rates. Changes in these assumptions can have a significant impact on the fair value assessment and the resulting conclusion as to any potential asset impairment and the amount of any such impairment.

We have a material amount of capitalized product development costs which might be written-down.

We had capitalized product development costs of $13.7 million and $14.9 million at December 29, 2018 and December 30, 2017, respectively, related to internally developed products, which are amortized to expense over the lesser of five years or the product’s life cycle. Any changes in the estimated sales volume or life cycle of the underlying products could cause the currently capitalized costs or costs capitalized in the future to be impaired. In fiscal 2016, we recorded write-downs of capitalized product development costs of $1.3 million.

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

Increased cyber-security requirements and potential threats could pose a risk to our systems, networks, services and data. Harmful software, hackers, malicious insiders or vendor errors or misconduct, and other external hazards, could expose our information systems the Company to cyber extortion, security breaches, cyber-attacks, denial of service, or other disruptions. The nature of our business involves the receipt and transmission, and in some cases storage by us or third parties on our behalf, of customers’ personal information, shopping preferences and our customers’ credit card information, in addition to employee information and the Company’s intellectual property, and financial and strategic data. The protection of our customers’ personal information, as well as confidential Company and third-party data is vitally important to the Company. While we undertake vendor risk management and due diligence, and attempt to use secure methods to transmit sensitive information to our vendors and other third parties, any security failures or lack of controls at our vendors or third parties we do business with could put our customers’ or our Confidential information at risk. Our information systems have been and will continue to be subject to myriad cyber threats, which are increasing in sophistication and volume, including malware, viruses, ransomware, and other harmful code, as well as unauthorized access, data exfiltration, and other cyber-attacks. These ongoing cyber threats could expose us or our information systems to data loss, system interruptions, disclosure or compromise of personal, confidential, or proprietary information, and monetary and reputational damages that could cause us to lose the trust of our customers or business partners. The disclosure of or unauthorized access to personal, confidential or proprietary information could also subject us to costs and expenses to investigate and notify affected individuals, legal liability or regulatory investigations, fines and penalties under the ever-changing and increasingly complex laws, regulations, and self-regulatory guidelines, that govern the use, disclosure, security and privacy of sensitive information both in the U.S. and abroad. While we have partially mitigated some of the aforementioned cyber risk through the purchase of cyber liability insurance coverage, there could be significant costs, expenses, liabilities, fines, penalties, and damages, including reputational damage, which would not be covered in whole or in part by our policy.

Even though we have taken precautions to protect ourselves from unexpected events that could interrupt new and existing business operations and systems, we cannot be sure that fire, flood or other natural disasters would not disable our information systems and/or prevent them from communicating between business segments. The occurrence of any such event could have a material adverse effect on our business, results of operations and financial condition.

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

Our corporate headquarters are located in a leased facility. The lease on this facility expires in April 2021. The facility located at W6316 Design Drive, Greenville, Wisconsin, is a combined office and warehouse facility of approximately 332,000 square feet, which services both our Curriculum and Distribution segments. In addition, we leased the following principal facilities as of March 15, 2019:

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Bellingham, Washington (1)	25,000	Leased	31-Jul-20
Cambridge, Massachusetts (2)	5,200	Leased	31-Jan-19
Cameron, Texas (1)(3)	277,000	Leased	31-Mar-19
Jacksonville, Florida (1)	5,900	Leased	31-Mar-19
Lancaster, Pennsylvania (4)	73,000	Leased	30-Jun-20
Lancaster, Pennsylvania (1)	125,000	Leased	30-Jun-20
Lombard, Illinois (4)	4,200	Leased	31-Aug-20
Mansfield, Ohio (4)	315,000	Leased	31-Oct-20
Nashua, New Hampshire (2)	337,000	Leased	31-Dec-23
New York, New York (1)	5,900	Leased	30-Apr-21

(1)	Location primarily services the Distribution segment
(2)	Location primarily services the Curriculum segment.
(3)	Lease automatically renews for a six-month term unless notice is provided.
(4)	Location services both business segments.

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of March 14, 2019, the following persons served as executive officers of School Specialty:

Name and Age of Officer
Michael Buenzow Age 54	Mr. Buenzow was appointed as the Company’s Interim Chief Executive Officer on February 1, 2019. Mr. Buenzow has served as Senior Managing Director at FTI Consulting, Inc. (“FTI”) since 2002. His experience includes serving as Chief Executive Officer of several companies including Bush Industries, Inc. and Huffy Corporation. Prior to joining FTI in 2002, Mr. Buenzow was a partner at PricewaterhouseCoopers. Mr. Buenzow earned an MBA from the University of Notre Dame and a BBA from Niagara University.

Ryan Bohr Age 45	Mr. Bohr has served as Executive Vice President and Chief Operating Officer of the Company since June 2017. Mr. Bohr previously served as the Company’s Executive Vice President, Chief Financial Officer from October 2014 to June 2017. Prior to joining the Company, Mr. Bohr served as Chief Executive Officer of Fresh Matters LLC, an early stage specialty beverage company, from January 2014 to October 2014 after serving as an operations advisor to the Company during 2013. Prior to that, Mr. Bohr was a Partner at Hilco Equity Partners, a private equity firm focused on special situations, where he worked from March 2003 to December 2012. While with Hilco Equity, Mr. Bohr played a key role in all aspects of the Fund’s activities, including fundraising, day-to-day operations for certain portfolio companies and execution of the firm’s investment strategy across the consumer and industrial industries. In addition, Mr. Bohr has previously held other senior operating and financial positions and worked in private equity, investment banking and public accounting for several years. Mr. Bohr holds a BBA degree in accounting from the University of Notre Dame and earned the CPA designation in 1996.

Todd A. Shaw Age 54	Mr. Shaw has served as the Executive Vice President, Chief Supply Chain Officer of the Company since June 2017. Mr. Shaw previously served as the Company’s Vice President, Operational Excellence and Continuous Improvement from July 2014 to November 2014 and Executive Vice President, Operations from December 2014 to June 2017. Prior to joining the Company, Mr. Shaw served as Vice President of Operations of Prolitec Inc., a provider of air treatment and indoor air quality technologies from September 2011 to July 2014. Prior to that, Mr. Shaw served as Chief Operating Officer of NYX Global LLC, a business services and consulting company, from October 2010 to September 2011. From May 2009 to October 2010, Mr. Shaw served as Senior Vice President of Facility Services and Logistics of Xe Services LLC (now known as Academi), a private aerospace and defense company. Earlier in his career, he worked primarily in operational roles, serving as Division Manager with Shorr Packaging Corporation, Vice President of Operations with Corporate Express, and Area Operations Director with Unisource Worldwide. Mr. Shaw attended the University of Wisconsin—Platteville where he studied criminal justice.

Name and Age of Officer
Kevin Baehler Age 55	Mr. Baehler has served as Executive Vice President, Chief Financial Officer of the Company since June 2017. Mr. Baehler joined the Company in 2004 as Corporate Controller, and was promoted to Vice President, Corporate Controller in 2007. From June 2007 to April 2008, he served as interim Chief Financial Officer. In April 2008, after stepping down as interim Chief Financial Officer, he was appointed to the position of Senior Vice President, Corporate Controller. From January 2014 to October 2014, he served as interim Chief Financial Officer. From October 2014 to June 2017, Mr. Baehler served as Senior Vice President, Corporate Controller and Chief Accounting Officer. Since joining the Company, he has been responsible for all aspects of the Company’s financial reporting process. Prior to joining the Company, Mr. Baehler spent six years with GE Healthcare, a division of General Electric Company in various financial positions, most recently as Assistant Global Controller. Mr. Baehler obtained his undergraduate degree in accounting from the University of Wisconsin – Whitewater and he is a Certified Public Accountant.

The term of office of each executive officer is from one annual meeting of the Board of Directors until the next annual meeting of the Board of Directors or until a successor for each is selected. In connection with the appointment of Mr. Buenzow as Interim Chief Executive Officer, the Company entered into a letter agreement (the “Engagement Agreement”) with FTI Consulting, Inc. (“FTI”). Pursuant to the terms of the Engagement Agreement, Mr. Buenzow, and any other person who may provide services to the Company under the Engagement Agreement, will remain an employee or independent contractor, as applicable, of FTI and will not be an employee of the Company. The Company will not be responsible for payment of any employee benefits or other costs typically incurred as an employer, except that the Company has agreed to provide Mr. Buenzow and any other FTI employee serving as a director or officer of the Company with coverage under its existing directors and officers insurance policy. Pursuant to the Engagement Agreement, the Company has agreed to compensate FTI on an hourly basis for Mr. Buenzow’s services. The Engagement Agreement also includes an additional incentive fee based upon the Company’s adjusted EBITDA performance. In addition, the Company has agreed to reimburse FTI for reasonable expenses incurred on the Company’s behalf. There are no other arrangements or understandings between any of our executive officers and any other person (not an officer or director of School Specialty acting as such) pursuant to which any of our executive officers was selected as an officer of School Specialty.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the OTCQB market place of the OTC Market Groups under the symbol “SCOO”. The table below sets forth the reported high and low closing sale prices for shares of our common stock, during the indicated quarters.

Fiscal 2018	High	Low
Quarter ended March 31, 2018	$17.00	$16.05
Quarter ended June 30, 2018	20.02	16.65
Quarter ended September 29, 2018	19.90	17.00
Quarter ended December 29, 2018	17.90	7.09

Fiscal 2017	High	Low
Quarter ended April 1, 2017	$19.29	$14.29
Quarter ended July 1, 2017	18.00	16.64
Quarter ended September 30, 2017	18.75	16.50
Quarter ended December 30, 2017	16.86	16.26

Fiscal 2016	High	Low
Quarter ended March 26, 2016	$14.86	$10.00
Quarter ended June 25, 2016	15.29	14.29
Quarter ended September 24, 2016	14.57	13.86
Quarter ended December 31, 2016	16.00	12.43

Holders

As of March 14, 2019, there were approximately 375 record holders of the common stock of the Company.

Dividends

We have not declared or paid any cash dividends on our common stock to date. We currently intend to retain our future earnings to pay down debt, finance the growth, development and expansion of our business or for other endeavors deemed prudent. Accordingly, we do not expect to pay cash dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is restricted or prohibited from time to time by financial covenants in our credit agreements and debt instruments. Our asset based lending facility and our term loan credit agreement contain restrictions on, and in some circumstances, may prevent our payment of dividends.

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

The total return calculations set forth below assume $100 invested on October 30, 2013, which is the first date on which shares of our Common Stock were traded on the OTCQB market place. The total return calculations assume the reinvestment of any dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through December 29, 2018. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among School Specialty, Inc., the Russell 3000 Index,

and a Peer Group

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.

Fiscal year ending December 29.

Copyright© 2019 Russell Investment Group. All rights reserved.

	12/31/14	12/26/15	12/31/16	12/30/17	12/29/18
School Specialty, Inc.	123.01	93.67	126.58	147.53	65.92
Russell 3000	115.17	117.80	131.66	159.48	149.81
Peer Group	116.99	106.24	112.38	157.83	162.35

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Successor Company						Predecessor Company
	Fiscal Year Ended December 29, 2018 (52 weeks)	Fiscal Year Ended December 30, 2017 (52 weeks)	Fiscal Year Ended December 31, 2016 (53 weeks)	Thirty-Five Weeks Ended December 26, 2015	Fiscal Year Ended April 25, 2015 (52 weeks)	Forty-Six Weeks Ended April 26, 2014	Six Weeks Ended June 11, 2013
Statement of Operations Data:
Revenues	$673,452	$658,383	$656,322	$504,278	$621,868	$572,045	$58,697
Cost of revenues	444,937	415,144	416,394	317,891	393,710	349,845	35,079

Gross profit	228,515	243,239	239,928	186,387	228,158	222,200	23,618
Selling, general and administrative expenses	222,168	217,960	215,227	155,593	232,479	213,144	27,473
Facility exit costs and restructuring	2,463	421	1,740	901	6,056	6,552	—
Impairment charge	22,262	—	—	—	2,713	—	—

Operating income (loss)	(18,378)	24,858	22,961	29,893	(13,090)	2,504	(3,855)
Interest expense	15,548	15,190	17,682	12,973	19,599	16,882	3,235
Loss on early extinguishment of debt	—	4,298	—	877	—	—	—
Change in fair value of interest rate swap	—	—	(271)	(174)	(45)	483	—
Refund of early termination fee	—	—	—	—	—	(4,054)	—
Reorganization item, net	—	—	—	—	271	6,420	(84,799)
Early termination of long-term indebtedness	—	—	—	200	—	—	—
Gain on sale of unconsolidated affiliate	—	—	(9,178)	—	—	—	—

Income (loss) before provision for (benefit from) income taxes	(33,926)	5,370	14,728	16,017	(32,915)	(17,227)	77,709
Provision for (benefit from) income taxes	4,815	(1,409)	(36)	716	617	258	1,641

Net income (loss)	$(38,741)	$6,779	$14,764	$15,301	$(33,532)	$(17,485)	$76,068

Weighted average shares outstanding:
Basic EPS	7,000	7,000	7,000	7,000	7,000	7,000	132,454
Diluted EPS	7,000	7,024	7,000	7,000	7,000	7,000	132,454
Earnings (loss) per share of common stock:
Basic and Diluted	$(5.53)	$0.97	$2.11	$2.19	$(4.79)	$(2.50)	$0.57

Balance Sheet Data:	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015	April 25, 2015	April 26, 2014
Working capital	$87,132	$122,268	$130,988	$117,197	$100,595	$111,922
Total assets	270,676	312,407	287,607	274,489	307,672	334,377
Total debt	133,935	141,563	137,487	144,259	176,913	161,133
Stockholders’ equity	67,363	107,491	98,119	81,606	66,377	103,057

The Company adopted ASC 606 in fiscal 2018 which provides guidance for revenue recognition. Prior periods have not been restated.

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

Factors Affecting Comparability

Background

We are a leading provider of educational products, services and programs serving the PreK-12 education market across the United States and Canada. We offer more than 100,000 items through an innovative two-pronged marketing and sales approach that targets both school administrators and individual teachers.

Our goal is to grow profitably as a leading provider of supplies, product, services and curriculum for the education market. We have experienced four consecutive years of overall revenue growth even while negative market conditions impacted our ability to grow in certain categories. One of our fiscal 2019 objectives is to return to balanced revenue growth. We plan to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names and distribution capabilities and completing the transformation of the Company’s sales and marketing to a team-based selling approach with a balance of new customer acquisition and customer retention, and exploring new markets or revenue streams. In addition, we will continue to present our uniquely comprehensive value proposition to schools. We believe this will enable us to drive deeper penetration of the full scope of our product offerings. New revenue streams include exploring opportunities in areas that could expand our addressable market, such as distribution to non-education customers, expansion into new product categories, continued growth in the alternative channel segment, and potentially, abroad in select international markets. In addition, the Company is committed to continuing to invest in support of internal product development efforts in order to expand our core science curriculum and supplemental instruction and intervention product offerings.

Our financial results for fiscal 2018 were negatively impacted by four primary factors, which we have addressed for fiscal 2019 and believe the prospective impact of these factors will be favorable. These factors include;

1.

A significant decline in the number of opportunities for Science curriculum sales. Fewer states had scheduled science adoptions in 2018. In addition, we believe larger districts in non-adoption states delayed science curriculum purchases pending the evaluation of curriculum programs developed for large state adoptions in process. The pipeline of opportunities for our Science offering in 2019 is much stronger than 2018. Many school districts in the state of California will be adopting and purchasing science curriculum over the next two years and our science curriculum product is utilized in many districts across the state. In addition, we have a number of opportunities in other large districts throughout the country. Based on our strong opportunity pipeline, we expect strong growth in our science product category in 2019.

2.

Gross margin in our Supplies product category were down approximately 410 basis points in 2018 versus 2017. This decrease was due to the impact of changes in the contractual pricing for certain large customers, a shift in mix towards our commodity, third-party branded products which typically carry lower gross margins, and the net impact of pricing and cost changes. For 2019, we expect Supplies product category margins to be stable at current levels or modestly improve as targeted price increases take effect and efforts to improve sales mix and increase sales of our higher margin proprietary take hold.

3.

An industry-wide increase in transportation costs resulted in approximately $8 million of increased freight costs in 2018 versus. 2017. Although freight rates are expected to increase modestly in 2019, we believe we will be able to mitigate the increases through a combination of operational improvements resulting in fewer split shipments and renegotiated parcel rates. We recently finalized a new parcel agreement which will provide favorable rebates in 2019.

4.

Unusually high seasonal employee turnover in our fulfillment centers, partly attributable to lower unemployment rates contributed to shipping delays, increases in split shipments (multiple shipments to satisfy all items on an order), lower productivity and higher hourly wages. In addition, the combination of shipping delays and increased split shipments resulted in the Company’s cash conversion cycle being pushed to later into the year and into 2019, which negatively impacted 2018 cash flow. For 2019, the Company expects to avoid the reoccurrence of these staffing issues by leveraging a new partnership with a third-party staffing firm, adjusting wage rates and expanding flexible shift options. The Company believes that these improvements will lead to an improved fulfillment season at a lower overall cost.

In fiscal 2018, the Company had revenues of $673.5 million and operating loss of $18.4 million, as compared to revenues of $658.4 million and operating income of $24.9 million for fiscal 2017 and as compared to revenues of $656.3 million and operating income of $23.0 million for fiscal 2016. In fiscal 2018, the Company’s revenue grew by 2.3% over fiscal 2017. In fiscal 2017, the Company’s revenues grew by 0.3% over fiscal 2016. The Company’s most significant revenue growth in fiscal 2018 as compared to fiscal 2017 was in the Instruction & Intervention and Furniture categories. The full-year of impact of the Triumph Learning acquisition contributed $14.4 million of the fiscal 2018 revenue growth in the Instruction & Intervention product category. Gross margin declined by 300 basis points in fiscal 2018 as compared to fiscal 2017 through a combination of lower effective selling prices, item level cost increases, and product mix. The Company continues to focus on, and effectively manage, its SG&A costs. While SG&A expenses increased by 1.9%, or $4.2 million, in fiscal 2018 as compared to fiscal 2017, SG&A costs associated with full-year impact of the Triumph Learning acquisition represented $2.6 million of the increase in 2018 versus 2017.

While remaining focused on lowering costs through consolidation and process improvements, the Company is equally focused on revenue growth and gross margin management. The Company believes the following initiatives will contribute to continued revenue growth, while effectively managing gross margin and operating costs:

•	Successful execution of a new team sell model and go to market strategy;

•	Properly positioning the Company’s unique and comprehensive value proposition;

•	Improve the effectiveness of margin management through a renewed emphasis on selling proprietary brands;

•	Development of an effective strategy to manage pricing in competitive bidding scenarios;

•	Increase product category specific sales and support expertise; and

•	Execute on key platform investments to both drive efficiency and improve customer experiences.

Our business and working capital needs are highly seasonal, and we operate assuming that schools and teachers are able to receive products to support the start of the school year. As such, our peak sales levels occur from June through September. We expect to ship orders representing approximately 50% of our revenue and earn more than 100% of our annual net income from June through September of our fiscal year and operate at a net loss from October through May. In anticipation of the peak shipping season, our inventory levels increase during the months of April through June. Our working capital historically peaks in August or September mainly due to the higher levels of accounts receivable related to our peak revenue months. Historically, accounts receivable collections are strongest in the months of September through December as over 100% of our annual operating cash flow is generated in those months.

Results of Operations

The following table sets forth our results of operations for fiscal 2018, fiscal 2017, and fiscal 2016.

	Fiscal Year Ended December 29, 2018 (52 weeks)	Fiscal Year Ended December 30, 2017 (52 weeks)	Fiscal Year Ended December 31, 2016 (53 weeks)
Revenues	$673,452	$658,383	$656,322
Cost of revenues	444,937	415,144	416,394

Gross profit	228,515	243,239	239,928
Selling, general and administrative expenses	222,168	217,960	215,227
Facility exit costs and restructuring	2,463	421	1,740
Impairment charge	22,262	—	—

Operating income	(18,378)	24,858	22,961
Other expense:
Interest expense	15,548	15,190	17,682
Loss on early extinguishment of debt	—	4,298	—
Gain on sale of unconsolidated affiliate	—	—	(9,178)
Change in fair value of interest rate swap	—	—	(271)

Income (loss) before provision for (benefit from) income taxes	(33,926)	5,370	14,728
Provision (benefit) from income taxes	4,815	(1,409)	(36)

Net income (loss)	$(38,741)	$6,779	$14,764

Costs of Revenues and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in Cost of Revenues and Selling, General and Administrative Expenses:

Cost of Revenues and Selling, General and Administrative Expenses

Cost of Revenues	Selling, General and Administrative Expenses
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

• Amortization of product development costs and certain depreciation.

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

Financial Information

Consolidated Results

Overview of Fifty-Two Weeks Ended December 29, 2018 Compared to the Fifty-Two Weeks Ended December 30, 2017

Revenues

Revenue of $673.5 million for fiscal 2018 increased by $15.1 million, or 2.3%, as compared to fiscal 2017 revenues of $658.4 million.

Distribution segment revenues of $629.4 million for fiscal 2018 increased by 5.8%, or $34.5 million, from fiscal 2017. Revenues of $21.7 million from the Triumph Learning products, acquired in the third quarter of fiscal 2017 and which are reported in our Instruction & Intervention product category, contributed $14.4 million of incremental revenues in fiscal 2018; up from $7.3 million in fiscal 2017. After adjusting for the impact of a full year of revenues from our Triumph Learning products, Distribution segment revenues were up by $20.1 million, or 3.4%, in 2018. Revenues in 2018 for the Supplies category increased $3.3 million, or 1.1%. Fiscal 2018 revenues in Furniture were up 9.5%, or $11.9 million as compared to 2017. However, the fiscal 2018 orders for our Furniture product category were up 13.5% as compared to the fiscal 2017 orders. As a result, we enter fiscal 2019 with a higher open order position, up 23%, or $5.8 million. Revenues in the Instruction & Intervention product category were up $15.3 million in fiscal 2018 versus fiscal 2017. Adjusting the Instruction & Intervention category to exclude the incremental revenue associated with the Triumph Learning products, the category was up 1.6%, or $0.9 million. The order trends continued to improve throughout the year, especially in core proprietary products such as Wordly Wise and Spire, which are up nearly 3% year-to-date. In conjunction with the integration of the Triumph Learning sales force with our Instruction & Intervention sales specialists, we restructured our coverage model which reduced the effectiveness of our sales efforts in 2018. This integration is substantially completed and we expect to enter 2019 with a more effective sales team focused on the Instruction & Intervention category along with a stronger product portfolio. The Company’s Agendas and AV Tech categories were down $4.3 million and $1.3 million, respectively, in fiscal 2018, both modestly below Company expectations.

Curriculum segment revenues of $44.0 million for fiscal 2018 decreased by 30.6%, or $19.4 million, from fiscal 2017. The limited amount of state-wide science adoption activity in 2018 and fewer large opportunities in open territory states were the primary drivers of the year-over-year decline although the decreases were more significant than we anticipated in early 2018. However, the competitive positioning of the product line remains strong and the pipeline of opportunities for 2019 is significant and building. We currently expect significant revenue growth in the Curriculum segment in 2019.

Gross Profit

Gross profit for fiscal 2018 was $228.5 million, as compared to $243.2 million for fiscal 2017. Gross margin for fiscal 2018 was 33.9%, as compared to 36.9% for fiscal 2017. Increased revenues contributed $6.1 million of additional gross profit offset by a combination of a shift in product mix, lower product level gross margins and higher product development amortization.

Distribution segment gross margin was 32.4% for fiscal 2018, as compared to 34.9% for fiscal 2017. Year-over-year price and costs changes, along with mix shifts within categories had a negative impact on gross margin of 270 basis points and higher product development amortization in the current year resulted in 10 basis points of lower gross margin. These negative variances were partially offset by a shift in product mix at the product category level which contributed approximately 30 basis points of gross margin improvement in fiscal 2018. This positive impact has been driven by a relative increase in sales within the Instruction & Intervention product line, the impact of which has been partially offset by growth in the Furniture product line, which has gross margins that are below those reported for the Distribution segment. More aggressive pricing in certain large state, regional and district-level pricing agreements, which became effective at various points in 2017, contributed to the lower average selling prices noted above as they had a full-year impact in 2018. In addition, the strategic move to more competitive pricing on certain commodity items was also a contributing factor in the decline. However, these pricing actions drove growth and customer penetration in fiscal 2018 and will enable future growth and margin improvement. Year-over-year variances in gross margins have stabilized and the Company is focused on improving our mix of sales to include higher margin items and increasing penetration of School Specialty’s proprietary brands. In addition, the Company believes it has an opportunity to better optimize performance within strategic purchasing cooperatives and large state and district-level pricing agreements. As public education’s utilization of purchasing cooperatives increases, the Company also believes that its long-standing presence within and unique ability to meet the needs of such cooperatives creates an opportunity for our organization.

Curriculum segment gross margin was 55.2% for fiscal 2018, as compared to 54.3% for fiscal 2017. Year-over-year increases in product costs negatively impacted gross margin by 90 basis points. Lower product development amortization in the current year of 50 basis points offset a portion of the gross margin decline.

Selling, General and Administrative Expenses

SG&A increased $4.2 million in fiscal 2018, from $218.0 million in fiscal 2017 to $222.2 million in fiscal 2018. The increase in SG&A is primarily related to the full-year impact of the Triumph Learning acquisition completed in August 2017, and incremental depreciation and amortization.

The Company’s acquisition of Triumph Learning during last year’s third quarter resulted in approximately $3.4 million of incremental SG&A costs in fiscal 2018 versus fiscal 2017. As of the end of the first quarter of fiscal 2018, Triumph Learning was fully integrated into the operations of the Company and the full-year SG&A impact was favorable to expectations. Depreciation and amortization expense increased by $3.8 million in fiscal 2018 related primarily to incremental depreciation associated with the Company’s new phone system and new e-commerce platform implementations. Transportation costs increased $5.0 million in fiscal 2018 primarily driven by carrier imposed rate increases and an increased number of split-shipments resulting from fulfillment center delays. The Company has taken several actions to reduce freight expenses, including renegotiating parcel rates in early 2019 and expects a significant reduction in peak-season split shipments. The Company experienced staffing challenges in certain fulfillment centers which resulted in higher wage rates, higher employee turnover and lower productivity, which collectively drove direct labor costs up approximately $1.4 million in fiscal 2018. For 2019, the Company has taken significant steps to address these challenges and ensure they will not be repeated and the Company anticipates a return to historical levels of labor productivity.

Catalog expenses were down $5.0 million in fiscal 2018 as the Company continues to rationalize its use of printed catalog and transition investments to digital media and enhancements to its ecommerce platform. In addition, approximately $1.8 million of the decrease in catalog expense was the result of a shift in catalog production timing which will impact fiscal 2019. Incentive compensation expense was down $2.7 million in fiscal 2018 as the Company’s financial performance did not meet incentive targets. Remaining SG&A expenses declined by $2.4 million year-over-year, reflecting a continued focus on lowering fixed expenses throughout the Company.

As a percent of revenue, SG&A decreased slightly from 33.1% for fiscal 2017 to 33.0% for fiscal 2018 due to the combination of operating leverage on revenue growth during 2018, and continued SG&A reductions tied to cost reduction and process improvement initiatives.

Facility exit costs and restructuring

During fiscal 2018, the Company recorded $2.5 million of facility exit costs and restructuring charges. For fiscal 2017, the Company recorded $0.4 million of facility exit costs and restructuring charges. The amounts in both periods were related entirely to severance.

Impairment

The Company recorded $22.3 million of goodwill impairment charges in fiscal 2018 based on the annual assessment conducted during the fourth quarter of fiscal 2018. The goodwill impairment charge was for the Distribution reporting unit. See Note 6 – Goodwill and Other Intangible to the consolidated financial statements in Item 8 of this report.

Interest Expense

Interest expense increased from $15.2 million for fiscal 2017 to $15.5 million for fiscal 2018. Non-cash interest and amortization of debt fees were down approximately $0.8 million year-over-year primarily due to $0.5 million of lower interest attributable to the Company’s vendor note obligations recorded in 2018 as compared to 2017 and $0.2 million of lower amortization of debt issuance costs. Cash interest expense was up $1.2 million in fiscal 2018 as compared to fiscal 2017. The incremental interest expense is related to increased average borrowings of approximately $19.3 million in fiscal 2018. The increase in average borrowings was related to the acquisition of Triumph Learning during the third quarter of fiscal 2017, and the impact of the Company’s cash conversion cycle shifting to later in the year due to shipping delays.

Loss on Early Extinguishment of Debt

During fiscal 2017, the Company recorded a non-cash charge of $4.3 million related to the write-off of $3.1 million of remaining unamortized debt issuance costs and $1.2 million of remaining original issue discount both of which were associated with the term loan that was repaid on April 7, 2017. No such charge was recorded in fiscal 2018.

Income Taxes

The provision for income taxes was $4.8 million for fiscal 2018, as compared to benefit from income tax of $1.4 million for fiscal 2017.

The effective income tax rate for fiscal 2018 and fiscal 2017 was -14.2% and -26.3%, respectively. The negative tax rate for fiscal 2018 was related to an incremental valuation allowance of $11.5 million which the Company recorded against substantially all of its net deferred tax assets. Based on a combination of the Company’s fiscal 2018 performance, negative earnings before tax over the past thirty-six cumulative months, and future year taxable income projections, we believe it is more likely than not that the tax benefits associated with the majority of our net deferred tax assets will not be realized. Prior to recording the valuation allowance in fiscal 2018, the Company’s income tax benefit was $6.7 million, resulting in an effective income tax rate of approximately 19.8%. The current year effective tax rate before considering the valuation allowance is lower than the statutory tax rate as the impact of certain discrete items, such as the one-time transition tax on accumulated foreign earnings totaling $0.7 million.

Overview of Fifty-Two Weeks Ended December 30, 2017 Compared to the Fifty-Three Weeks Ended December 31, 2016

Revenues

Revenues for fiscal 2017 were $658.4 million, an increase of $2.1 million, or 0.3%, as compared to fiscal 2016 revenues of $656.3 million.

Distribution segment revenues in fiscal 2017 of $595.0 million were down $3.9 million, or 0.6%, as compared to Distribution segment revenues of $598.8 million in fiscal 2016. Approximately $2.5 million of the decline in revenues was related to one less week in fiscal 2017 as compared to fiscal 2016. Revenues from our largest product line, Supplies, declined by $10.5 million in fiscal 2017. Unanticipated mid-year state budget cuts in 2017 created some uncertainty in near-term spending, resulting in decreased school demand and budget delays impacting the 2017/2018 school year. Our Supplies category was most affected by the uncertainty created by budget cuts. In addition, we determined that our everyday published pricing on certain high reference commodity items were not as competitive as they needed to be, which negatively impacted sales to mid and smaller size districts. Although a substantial portion of our Supplies category revenues transact through contracts or specific bids and quotes, which generally contain competitive pricing on commodity items, our Supplies revenues declined in the mid-size and smaller districts and we believe non-competitive published pricing on commodity items was a contributing factor. We took steps to implement more transparent and effective pricing intended to benefit the category in 2018 and subsequent years. Agendas revenues declined by $7.0 million in fiscal 2017 as compared to fiscal 2016. While a majority of the decline in Agendas revenue was expected due to decreasing demand for paper-based planners, we implemented changes in our product offering, pricing and sales structure to stabilize Agendas revenues. Revenues in our Furniture product category increased by $7.7 million in fiscal 2017 as compared to fiscal 2016. The Furniture category revenue growth was related to increased spending on new school construction and refurbishment projects, strong growth in our private label furniture lines, the introduction of new products and effective sales and marketing efforts. Revenues from Triumph Learning products, which are reported in our Instruction & Intervention product line, were $7.3 million in fiscal 2017.

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

Distribution segment gross margin of 35.1% for fiscal 2017 was flat as compared to fiscal 2016 gross margin. A shift in mix within the segment, particularly towards our Furniture category, resulted in a decline of 30 basis points. The Furniture category has lower product level margins primarily because a significant majority of Furniture orders is fulfilled from third-party warehouse locations and, as such, freight expense to the customer is captured within cost of revenues. The significant majority of non-Furniture category sales within the Distribution segment is fulfilled from Company operated distribution centers and, as such, freight expense to the customer is captured within SG&A. Lower gross margins at the product category level resulted in 40 basis points of decline in fiscal 2017 segment gross margin. The decrease in product category gross margin for fiscal 2017 was related primarily to lower Supplies gross margins driven by strategic agreement pricing and lower margins realized in our AV Tech products. Decreased product development amortization, particularly in the Instruction & Intervention product category positively impacted the gross margin rate by 30 basis points. The Triumph Learning acquisition contributed 40 basis points of gross margin improvement to the segment for fiscal 2017.

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

Selling, General and Administrative Expenses

SG&A increased $2.8 million from $215.2 million for fiscal 2016 to $218.0 million for fiscal 2017. The increase was related $7.7 million of incremental SG&A costs associated with the Triumph Learning acquisition, which was offset by $5.4 million of SG&A cost decreases in the remainder of the Company. Approximately $3.2 million of the Triumph Learning SG&A costs were related to transaction and integration costs.

The $5.4 million of SG&A cost reductions in the remainder of the Company consisted primarily of lower incentive-based compensation. Commission expense in fiscal 2017 declined by $3.0 million versus fiscal 2016 due to a combination of a sales force restructuring in late 2016, restructured sales compensation plans, and revenue achievement falling short of internal targets. Management incentive compensation expense in fiscal 2017 was $1.5 million lower than fiscal 2016. Professional service fees were down $0.8 million in fiscal 2017 as a result of the Company’s review and evaluation of its service providers. Marketing and selling costs, including catalog, were down $0.1 million in fiscal 2017. Stock-based compensation expense increased by $0.4 million in fiscal 2017 as compared to fiscal 2016 due to a combination of stock option awards made in March 2017 and the award of restricted stock units in March 2016. We recognized a net foreign currency gain in fiscal 2016 of $0.7 million due to the Canadian dollar strengthening versus the U.S. dollar in the period, compared to a net foreign currency loss of $0.1 million in fiscal 2017.

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

Benefit from Income Taxes

The benefit from income taxes in fiscal 2017 was $1.4 million as compared to a benefit from income taxes of less than $0.1 million for fiscal 2016.

The effective tax rate for fiscal 2017 was -26.2% as compared to an effective tax rate of -0.3% for fiscal 2016. Approximately $1.7 million of the fiscal 2017 tax benefit related to the partial reversal of the Company’s valuation allowances. The reversal of the valuation allowance is net of the impact of reduced federal income tax rates from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). As a result of the reduction in the U.S. corporate income tax rate from the maximum 35% to 21% under the Tax Act, the Company revalued its ending deferred tax assets and liabilities at December 30, 2017. This revaluation resulted in a reduction in the net deferred tax balance of $0.7 million.

Liquidity and Capital Resources

At December 29, 2018, the Company had net working capital of $87.1 million, a decrease of $35.1 million as compared to fiscal 2017. A decrease of $30.8 million in end of year cash balances and an increase of $20.4 million in end of year currently maturing long-term debt contributed $51.2 million of the decrease. The remaining working capital accounts increased by $15.1 million. Net working capital in the current year includes both $1.0 million of cash and $30.3 million of current maturities of long term debt. The Company estimates that the carrying values of its accounts receivable and accounts payable, as shown in the condensed consolidated balance sheets, approximate fair value. The Company’s capitalization at December 29, 2018 was $201.3 million and consisted of total debt of $133.9 million and stockholders’ equity of $67.4 million. The change in accounting principle (See Note 4) resulted in $1.2 million of decreased working capital.

Net cash used by operating activities was $2.6 million for fiscal 2018 and net cash provided from operating activities was $38.8 million for fiscal 2017. The increase in cash used by operating activities related primarily to decreased operating income in fiscal 2018 versus fiscal 2017 and higher working accounts receivable and inventory balances. While operating income was down year-over-year by $43.2 million, an increase in non-cash charges, particularly goodwill impairment, contributed $29.9 million to the decrease in operating income. The Company’s fulfillment center staffing issues resulted in delayed customer shipments, and thus, a later cash conversion cycle, particularly in the collection of accounts receivable. As a result, the Company expects higher operating cash flow in fiscal 2019 as the end of year incremental receivables are collected during the first few months of 2019.

Net cash used in investing activities was $16.9 million in fiscal 2018 as compared to $37.8 million in fiscal 2017. Last year’s net cash used in investing activities included $18.1 million for the Triumph Learning acquisition. Excluding the net cash used to fund the acquisition, the remaining decrease in net cash used in investing activities is due to lower level investments in the Company’s e-commerce platform, product information management systems and curriculum product development as these projects are approaching completion. The completion of these projects is expected to result in improvements to the Company’s platforms and processes, lower both ongoing operating costs and future investments in systems, and enable revenue growth.

Net cash used by financing activities was $11.3 million in fiscal 2018 versus $4.3 million in fiscal 2017. In both periods the net cash provided from financing activities represents net draws from the ABL Facility, which combined with beginning of period cash balances, were used to fund operating and investing cash outflows, as well as Term Loan repayments in fiscal 2017. Outstanding borrowings on the ABL Facility were zero as of December 29, 2018, while the excess availability on that date for the ABL Facility was $61.1 million. The Company repaid principal on its Term Loan in the amount of $10.2 million during fiscal 2018, which consisted of an excess cash flow payment of $7.8 million and regularly scheduled principal payments of $2.4 million.

The Company’s ABL Facility and New Term Loan contain customary events of default and financial, affirmative and negative covenants. Following the end of the third quarter of fiscal 2018, the Company determined that the adoption of ASC 606 for purposes of calculating its fixed cost coverage ratio under the New Term Loan was required to maintain compliance with such ratio in the third quarter of fiscal 2018. On November 7, 2018, each of which was effective as of September 29, 2018, the Company entered into the Fifth Amendment to the ABL Facility and the Second Term Loan Amendment. The Second Term Loan Amendment was entered into in order to (1) reduce its fixed charge coverage ratio for the five fiscal quarters ending December 29, 2018 through December 28, 2019, (2) reduce the number of days for fiscal 2018 during which the Company may have no revolving loans outstanding from 60 to 14 and adjust the time period of such reduction to be between December 15, 2018 and January 31, 2019, (3) to give effect to ASU 2014-09 for the purpose of the computation of any financial covenant retroactive to December 31, 2017 and for all other purposes effective as of the date of the Second Term Loan Amendment, (4) change the delayed draw term loan commitment termination date from April 7, 2019 to the effective date of the Second Term Loan Amendment and (5) provide that the Applicable Margin shall assume a net senior leverage ratio of greater than 3.75x from the date of the Second Term Loan Amendment until the Company delivers its financial statements for fiscal 2018 and the related compliance certificate.

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

On March 13, 2019, and effective as of December 29, 2018, School Specialty, Inc. (the “Company”) entered into the Third Amendment (the “Term Loan Amendment”) of its Loan Agreement dated March 13, 2019 (the “Term Loan Agreement”) among the Company, as borrower, certain of its subsidiaries, as guarantors, the financial institutions party thereto, as lenders (the “Term Loan Lenders”) and TCW Asset Management Company LLC, as the agent (the “Agent”), in order to, among other things: (1) increase the Applicable Margin based on the Net Senior Leverage Ratio and to further increase the Applicable Margin by a PIK Interest Rate which will be subject to adjustment based on the Net Senior Leverage Ratio; (2) provide the Agent with certain board observation rights; (3) limit the aggregate amount of outstanding Revolving Loans to no more than $10,000,000 on the last Saturday of Fiscal Year 2019 and each day during a twenty consecutive day period that includes the last Saturday of Fiscal Year 2019 if the Company has not raised $25,000,000 in junior capital proceeds which were used in the manner specified in the Term Loan Amendment (a “Junior Capital Raise Satisfaction Event”), or $0 on the last Saturday of Fiscal Year 2019 and each day during a thirty-five consecutive day period that includes the last Saturday of Fiscal Year 2019 if a Junior Capital Raise Satisfaction Event has occurred; (4) reduce the limit on Capital Expenditures to $12,500,000 in the aggregate for the four fiscal quarters ending March 30, 2019, June 29, 2019, and September 28, 2019 and $10,000,000 in the aggregate for the four fiscal quarters ending December 28, 2019; (5) remove the obligation to comply with the financial covenants in Section 10.3 for the fiscal year ended December 29, 2018; (6) amend the calculation of the Fixed Charge Coverage Ratio and reduce the Fixed Charge Coverage Ratio in Section 10.3.1 for the remainder of the term of the Term Loan Agreement; (7) amend the calculation of the Net Senior Leverage Ratio and increase the Net Senior Leverage Ratio in Section 10.3.2 for the remainder of the term of the Term Loan Agreement, which may be adjusted upon a Junior Capital Raise Satisfaction Event; (8) amend the cap on add-backs for non-recurring, unusual or extraordinary charges, business optimization expenses and other restructuring charges or reserves and cash expenses relating to earn outs and similar obligations in the definition of EBITDA and require the Company to maintain a Minimum EBITDA as set forth in Section 10.3.3 for the remainder of the term of the Term Loan Agreement, which may be adjusted upon a Junior Capital Raise Satisfaction Event; (9) require the Company to maintain Specified Availability under the ABL Agreement in an amount not less than the greater of $12,500,000 or 10% of the Commitments (as defined in the ABL Agreement); (10) expand the definition of Permitted Indebtedness to include Subordinated Debt used to repay the Term Loan or the Specified Unsecured Prepetition Debt; and (10) provide for additional inspection and audit rights to be conducted by an advisory firm to be appointed by the Agent. The Company separately agreed to issue warrants under certain conditions (see Note 18 under Item 8, Financial Statements and Supplementary Data).

Also on March 13, 2019, and effective as of December 29, 2018, the Company entered into the Sixth Amendment to Loan Agreement dated June 11, 2013 (the “ABL Agreement”) among the Company, certain of its subsidiary borrowers, Bank of America, N.A. and Bank of Montreal as lenders (the “ABL Lenders”), and Bank of America, N.A., as agent for the ABL Lenders (the “ABL Amendment”) in order to, among other things: (1) amend the cap on add-backs for non-recurring, unusual or extraordinary charges, business optimization expenses and other restructuring charges or reserves and cash expenses relating to earn outs and similar obligations in definition of EBITDA; (2) limit the aggregate amount of outstanding Revolving Loans to no more than $10,000,000 on the last Saturday of Fiscal Year 2019 and each day during a twenty consecutive day period that includes the last Saturday of Fiscal Year 2019 if a Junior Capital Raise Satisfaction Event has not occurred, or $0 on the last Saturday of Fiscal Year 2019 and each day during a thirty-five consecutive day period that includes the last Saturday of Fiscal Year 2019 if a Junior Capital Raise Satisfaction Event has occurred; (3) expand the definition of Permitted Indebtedness to include Subordinated Debt in an aggregate principal amount not to exceed $30 million which has been used, first, to repay the Specified Unsecured Prepetition Debt, and second, to the extent the Specified Unsecured Prepetition Debt has been repaid in full, the Term Loan; and (4) condition the repayment of Indebtedness with Junior Capital Proceeds upon satisfaction of the Payment Conditions and requiring the Specified Unsecured Prepetition Debt to be repaid in full before Junior Capital Proceeds may be applied to the repayment of other Indebtedness.

The Company believes it will maintain compliance with these covenants over the next twelve months. We also believe that our cash flow from operations and borrowings available from our ABL Facility will be sufficient to meet our liquidity requirements for operations, including anticipated capital expenditures, repayment of deferred payment obligations (which is referred to a Specified Unsecured Prepetition Debt in our ABL Agreement and Term Loan Agreement) and our contractual obligations for the next twelve months.

The increase in current maturities in fiscal 2018 is due to the deferred cash payment obligations which are payable in December 2019. The Company expects to have adequate capacity under the ABL Facility to pay such amounts. However, the amendments described above give the company the flexibility to raise new junior capital to refinance the deferred payment obligations on or before they mature subject to certain conditions.

Off Balance Sheet Arrangements

None.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of December 29, 2018:

	Payments Due (in thousands)
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations (1)	$145,633	$16,790	$33,229	$95,614	$—
Deferred cash payment obligations (1)	27,245	27,245	—	—	—
Operating lease obligations	15,773	5,449	7,019	3,183	122
Purchase obligations (2)	—	—	—	—	—

Total contractual obligations	$188,651	$49,484	$40,248	$98,797	$122

(1)	Long-term debt obligations and deferred cash payment obligations include principal and interest using either fixed rates or variable rates in effect as of December 29, 2018.
(2)	As of December 29, 2018, we did not have any material long-term or short-term purchase obligations.

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

The following table sets forth certain unaudited consolidated quarterly financial data for fiscal 2018 and fiscal 2017 (in thousands, except per share data). We derived this quarterly data from our unaudited consolidated financial statements.

	Fiscal 2018
	First	Second	Third	Fourth	Total
Revenues	$99,287	$169,272	$290,280	$114,613	$673,452
Gross profit	36,121	58,744	97,504	36,146	228,515
Operating income (loss)	(21,328)	4,765	37,230	(39,045)	(18,378)
Net income (loss)	(18,678)	18	18,556	(38,637)	(38,741)
Basic earnings per share of common stock:
Earnings/(loss)	$(2.67)	$0.00	$2.65	$(5.52)	$(5.53)

Diluted earnings per share of common stock:
Earnings/(loss)	$(2.67)	$0.00	$2.63	$(5.52)	$(5.53)

	Fiscal 2017
	First	Second	Third	Fourth	Total
Revenues	$97,110	$160,177	$288,641	$112,455	$658,383
Gross profit	34,524	60,495	107,128	41,092	243,239
Operating income (loss)	(13,117)	8,730	42,296	(13,051)	24,858
Net income (loss)	(16,775)	136	34,145	(10,727)	6,779
Basic earnings per share of common stock:
Earnings/(loss)	$(2.40)	$0.02	$4.88	$(1.53)	$0.97

Diluted earnings per share of common stock:
Earnings/(loss)	$(2.40)	$0.02	$4.86	$(1.53)	$0.97

The summation of quarterly net income (loss) per share may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

Inflation

Inflation, particularly in areas such as wages, transportation, healthcare and energy costs, has had and is expected to have an effect on our results of operations and our internal and external sources of liquidity.

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

Catalog Costs and Related Amortization

We spend approximately $9 million annually to produce and distribute catalogs. We accumulate all direct costs incurred, net of vendor cooperative advertising payments, in the development, production and circulation of our catalogs, for which future revenue can be directly attributable, on our balance sheet until such time as the related catalog is mailed. The Company evaluated its catalog costs under the new revenue recognition standard and determined that its catalog costs should be treated as costs incurred to obtain contracts. Since catalog costs are incurred regardless of whether specific customer contracts or purchase orders are obtained, catalog costs are now expensed as incurred. Under the prior guidance, the Company capitalized catalog costs and amortized over the period within which revenues attributable to the catalogs were generated, which was generally one year or less.

Development Costs

We accumulate external and certain internal costs incurred in the development of our products which can include a master copy of a book, video or other media, on our balance sheet. As of December 29, 2018, we had $13.7 million in development costs on our balance sheet. A majority of these costs are associated with supplemental instruction and intervention curriculum products within the Distribution Segment and Science curriculum products. The capitalized development costs are subsequently amortized into cost of revenues over the expected sales realization cycle of the products, which is typically five years. During fiscal 2018 we amortized development costs of $5.6 million to expense. We continue to monitor the expected sales realization cycle for each product, and will adjust the remaining expected life of the development costs or recognize impairments, if warranted. In fiscal 2016, we recorded write-downs of capitalized product development costs of $1.3 million.

Goodwill and Intangible Assets

At December 29, 2018, intangible assets represented approximately 14% of our total assets. We review our goodwill intangible assets for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

As it relates to goodwill, we apply the impairment rules in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other”. As required by FASB ASC Topic 350, the recoverability of these assets is subject to a fair value assessment, which includes judgments regarding financial projections, including forecasted cash flows and discount rates, and comparable market values. As it relates to finite life intangible assets, we apply the impairment rules as required by FASB ASC Topic 360-10-15, “Impairment or Disposal of Long-Lived Assets” which also requires significant judgments related to the expected future cash flows attributable to the primary asset. Key assumptions used in the impairment analysis include, but are not limited to, expected future cash flows, business plan projections, revenue growth rates, and the discount rate utilized for discounting such cash flows. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and thus the estimated recoverability, or impairment, if any, of the asset.

As discussed in Note 6 – Goodwill and Other Intangible to the consolidated financial statements in Item 8 of this report, the Company recorded a goodwill impairment charge of $22.3 million related to its Distribution reporting unit. The impairment was determined as part of the fair value assessment of these assets. There were no impairments recorded in fiscal 2016 and fiscal 2017.

Indicators of impairment that were identified during the annual assessment were a significant decline during the fourth quarter of fiscal 2018 in the Company’s stock price and market capitalization and a decline in our expected future cash flows based on the Company’s fiscal 2019 planning process completed in the fourth quarter of fiscal 2018. The decline in expected future cash flows was related to the decrease in gross margins.

In completing the fiscal 2018 assessment, the Company determined that its Distribution reporting unit goodwill balance was impaired. The fair value assessment of the Science reporting unit indicated that the goodwill balance of this reporting unit was not impaired as the fair value exceeded the carrying value by over 100%. In order to establish the assumptions for the discounted cash flow analysis, the Company considered multiple factors, including (a) macroeconomic conditions, (b) industry and market factors such as school funding trends and school construction forecasts, (c) overall financial performance such as planned revenue, profitability and cash flows and (d) the expected impact of revenue enhancing and cost saving initiatives. These assumptions, along with discount rate assumptions, can have a material impact on the fair value determinations. As such, the Company performs a sensitivity analysis whereby changes to the assumptions include: i) an increase in the discount rate to reflect 100 basis points of additional company-specific risk premium; ii) lower long-term revenue growth rates by over 40%; and iii) reduced operating margin assumptions by at least 20 basis points. Based on this sensitivity analysis, these changes to the assumptions would not have resulted in a failure in the first step of the goodwill impairment testing for the Science reporting unit.

Valuation Allowance for Deferred Tax Assets

We initially recorded a tax valuation allowance against our deferred tax assets in the fourth quarter of fiscal 2012. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized as the Company has generated net operating losses in recent years and does not have an ability to carry these back to previous years. This analysis included consideration of scheduled reversals of deferred tax liabilities, projected future taxable income, carry back potential and tax planning strategies, in accordance with FASB ASC Topic 740, “Income Taxes”. At the end of fiscal 2017, the Company concluded that it was more likely than not that it would realize the benefit of all of its net deferred tax assets, with the exception of the deferred tax asset related to foreign tax credits and capital loss carryforwards. Accordingly, $1.7 million of the valuation allowance was reversed in fiscal 2017. Based on a combination of fiscal 2018 results and prospective year taxable income projections, the Company assessed that it was more likely than not that the benefits of substantially all of its net deferred tax assets would not be realized. As a result, the Company increased its valuation allowance to $16.7 million as of December 29, 2018.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Market risks relating to our operations result primarily from changes in interest rates. Interest rates on our borrowings under our credit facility are primarily dependent upon LIBOR rates. Assuming no change in our financial structure, if variable interest rates were to have averaged 100 basis points higher during fiscal 2018 and fiscal 2017, pre-tax earnings would have decreased by approximately $1.7 million and $1.5 million, respectively. This amount was determined by considering a hypothetical 100 basis point increase in interest rates on average variable-rate debt outstanding. The estimated fair value of long-term debt was approximately $111.7 million as of December 29, 2018 based on its trading value.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

School Specialty, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of School Specialty, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 29, 2018, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2019 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Prior period adjustments to financial statements audited by predecessor auditor

We have also audited the adjustments to the December 31, 2016 consolidated financial statements to retrospectively apply the changes in common shares issued and outstanding, as described in note 2, and the changes in reportable segment disclosures, as described in note 14. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the December 31, 2016 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other forms of assurance on the December 31, 2016 consolidated financial statements taken as a whole.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Appleton, Wisconsin

March 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

School Specialty, Inc.

Greenville, Wisconsin

We have audited, before the effects of the adjustments to retrospectively apply changes resulting from the stock split discussed in Note 2 to the consolidated financial statements and before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 14 to the consolidated financial statements, the consolidated statements of income, comprehensive income (loss), stockholders’ equity (deficit), and cash flows of School Specialty, Inc., and subsidiaries (the “Company”) for the year ended December 31, 2016 and the related notes and the schedule listed in the Index at Item 15 (the 2016 consolidated financial statements before the effects of the adjustments discussed in Note 2 and Note 14 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such 2016 consolidated financial statements, before the effects of the adjustments to retrospectively apply the changes resulting from the stock split discussed in Note 2 to the consolidated financial statements and before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 14 to the consolidated financial statements, present fairly, in all material respects, the results of operations and cash flows of the Company and subsidiaries for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the changes resulting from the stock split discussed in Note 2 to the consolidated financial statements or the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 14 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 14, 2017

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,030	$31,861
Accounts receivable, less allowance for doubtful accounts of $1,909 and $1,059, respectively	77,888	69,297
Inventories, net	90,061	77,162
Deferred catalog costs	—	3,450
Prepaid expenses and other current assets	15,763	14,121
Refundable income taxes	1,019	547

Total current assets	185,761	196,438
Property, plant and equipment, net	31,902	33,579
Goodwill	4,580	26,842
Intangible assets, net	33,306	37,163
Development costs and other, net	14,807	16,339
Deferred taxes long-term	320	2,046

Total assets	$270,676	$312,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$30,352	$10,989
Accounts payable	41,277	26,591
Accrued compensation	7,302	11,995
Contract liabilities	5,641	3,454
Accrued royalties	2,678	5,699
Other accrued liabilities	11,379	15,442

Total current liabilities	98,629	74,170
Long-term debt less current maturities	103,583	130,574
Other liabilities	1,101	172

Total liabilities	203,313	204,916
Commitments and contingencies—Note 16
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share, 50,000,000 shares authorized; 7,000,000 shares outstanding	7	7
Capital in excess of par value	125,072	123,083
Accumulated other comprehensive loss	(2,079)	(1,425)
Accumulated deficit	(55,637)	(14,174)

Total stockholders’ equity	67,363	107,491

Total liabilities and stockholders’ equity	$270,676	$312,407

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Fiscal Year Ended December 29, 2018 (52 weeks)	Fiscal Year Ended December 30, 2017 (52 weeks)	Fiscal Year Ended December 31, 2016 (53 weeks)
Revenues	$673,452	$658,383	$656,322
Cost of revenues	444,937	415,144	416,394

Gross profit	228,515	243,239	239,928
Selling, general and administrative expenses	222,168	217,960	215,227
Facility exit costs and restructuring	2,463	421	1,740
Impairment charge	22,262	—	—

Operating (loss) income	(18,378)	24,858	22,961
Other expense:
Interest expense	15,548	15,190	17,682
Loss on early extinguishment of debt	—	4,298	—
Gain on sale of unconsolidated affiliate	—	—	(9,178)
Change in fair value of interest rate swap	—	—	(271)

Income (loss) before provision for (benefit from) income taxes	(33,926)	5,370	14,728
Provision (benefit) from income taxes	4,815	(1,409)	(36)

Net income (loss)	$(38,741)	$6,779	$14,764

Weighted average shares outstanding:
Basic EPS	7,000	7,000	7,000
Diluted EPS	7,000	7,024	7,000
Net income (loss) per share:
Basic EPS	$(5.53)	$0.97	$2.11
Diluted EPS	$(5.53)	$0.97	$2.11

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Fiscal Year Ended December 29, 2018 (52 weeks)	Fiscal Year Ended December 30, 2017 (52 weeks)	Fiscal Year Ended December 31, 2016 (53 weeks)
Net income (loss)	$(38,741)	$6,779	$14,764
Other comprehensive (loss) income
Foreign currency translation adjustments	(654)	359	135

Total comprehensive income (loss)	$(39,395)	$7,138	$14,899

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 26, 2015	$7	$119,234	$(35,716)	$—	$(1,919)	$81,606

Net income			14,764			14,764
Share-based compensation expense		1,615				1,615
Foreign currency translation adjustment					135	135

Balance, December 31, 2016	$7	$120,849	$(20,953)	$—	$(1,784)	$98,119

Net income			6,779			6,779
Share-based compensation expense		2,234				2,234
Foreign currency translation adjustment					359	359

Balance, December 30, 2017	$7	$123,083	$(14,174)	$—	$(1,425)	$107,491

Cumulative effect of change in accounting principle (1)			$(2,722)			(2,722)
Net loss			(38,741)			(38,741)
Share-based compensation expense		1,989				1,989
Foreign currency translation adjustment					(654)	(654)

Balance, December 29, 2018	$7	$125,072	$(55,637)	$—	$(2,079)	$67,363

(1)	See Note 4, “Change in Accounting Principle,” of the notes of condensed consolidated financial statements for further discussion

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended December 29, 2018 (52 weeks)	Fiscal Year Ended December 30, 2017 (52 weeks)	Fiscal Year Ended December 31, 2016 (53 weeks)
Cash flows from operating activities:
Net income (loss)	$(38,741)	$6,779	$14,764
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	17,917	14,061	13,863
Amortization of development costs	5,602	5,559	7,488
Loss on early extinguishment of debt	—	4,298	—
Unrealized foreign exchange loss (gain)	31	6	(1,091)
Gain on sale of unconsolidated affiliate	—	—	(9,178)
Amortization of debt fees and other	1,112	1,339	2,079
Change in fair value of interest rate swap	—	—	(271)
Share-based compensation expense	1,989	2,234	1,615
Impairment of goodwill and intangible assets	22,262	—	—
Deferred taxes	2,672	(1,851)	(180)
Gain on disposal of property, equipment, other	(20)	—	—
Non-cash interest expense	2,349	2,933	1,850
Changes in current assets and liabilities:
Accounts receivable	(8,572)	(3,138)	(3,429)
Inventories	(14,372)	(731)	2,551
Deferred catalog costs	—	1,810	1,292
Prepaid expenses and other current assets	(614)	(1,513)	422
Accounts payable	14,266	2,559	2,876
Accrued liabilities	(8,477)	4,470	889

Net cash provided by (used in) operating activities	(2,596)	38,815	35,540

Cash flows from investing activities:
Additions to property, plant and equipment	(12,464)	(14,744)	(11,816)
Investment in product development costs	(4,486)	(3,999)	(2,545)
Cash paid in acquisitions	—	(19,026)	—
Proceeds from sale of unconsolidated affiliate	—	—	9,893
Proceeds from sale of assets	100	—	—

Net cash used in investing activities	(16,850)	(37,769)	(4,468)

Cash flows from financing activities:
Proceeds from bank borrowings	231,152	395,050	284,720
Repayment of bank borrowings	(241,366)	(395,339)	(294,594)
Payment of debt fees and other	(302)	(4,016)	—
Earnout payment for acquisition	(816)	—	—

Net cash used in financing activities	(11,332)	(4,305)	(9,874)

Effect of exchange rate changes on cash	(53)	23	1,034
Net increase (decrease) in cash and cash equivalents	(30,831)	(3,236)	22,232
Cash and cash equivalents, beginning of period	31,861	35,097	12,865

Cash and cash equivalents, end of period	$1,030	$31,861	$35,097

Supplemental disclosures of cash flow information:
Interest paid	$12,087	$10,918	$13,753
Income taxes paid	1,805	$318	$1,524

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except per Share Amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

School Specialty, Inc. and subsidiaries (the “Company”) is a leading provider of supplies, furniture, technology products and curriculum solutions to the education market place, with operations in the United States and Canada. Primarily serving the pre-kindergarten through twelfth grade (“PreK-12”) market, the Company also sells through non-traditional channels, such as e-commerce in conjunction with e-tail and retail relationships and healthcare facilities.

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

Definition of Fiscal Year and Change in Fiscal Year End

The Company’s fiscal year ends on the last Saturday in December in each year. As used in these consolidated financial statements and related notes to the consolidated financial statements, “fiscal 2018,” “fiscal 2017” and “fiscal 2016” refer to the Company’s fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

Cash and Cash Equivalents

The Company considers cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories, which consist primarily of products held for sale, are stated at the lower of cost or net realizable value on a first-in, first-out basis in accordance with FASB ASC Topic 330, “Inventories.” Excess and obsolete inventory reserves recorded were $7,176 and $7,664, as of December 29, 2018, and December 30, 2017, respectively.

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

Goodwill

Goodwill represents the combination of the excess of reorganization value over fair-value of identified net assets upon emergence from bankruptcy plus the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Under FASB ASC Topic 350, “Intangibles – Goodwill and Other,” goodwill is not subject to amortization but rather must be tested for impairment annually or more frequently if events or circumstances indicate it might be impaired.

In accordance with the accounting guidance on goodwill, the Company performs its impairment test of goodwill at the reporting unit level annually each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values.

The fair value assessment of the Distribution reporting unit indicated an impairment of $22.3 million in fiscal 2018. See Note 6 – Goodwill and Other Intangible Assets to the consolidated financial statements. There was no impairment charge recorded in fiscal 2017 or fiscal 2016 related to goodwill or indefinite-lived intangible assets.

Impairment of Long-Lived Assets

As required by FASB ASC Topic 360-10-35 “Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment, definite-lived, amortizable intangible assets and development costs for impairment if events or circumstances indicate an asset might be impaired. Amortizable intangible assets include customer relationships, publishing rights, trademarks and trade names and copyrights and are being amortized over their estimated useful lives. The Company assesses impairment and writes down to fair value long-lived assets when facts and circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. The analysis of recoverability is based on management’s assumptions, including future revenue and cash flow projections. In fiscal 2016, the Company concluded $1,347 of its long-lived development costs would not be recovered by future cash flows from related products and, as such, recorded an impairment of certain product development costs. This incremental charge was related to decreased revenue projections for certain products as the Company re-evaluated its strategy for certain product offerings. This change was recorded as accelerated development cost amortization included in the Company’s costs of revenue. There were no impairment charges recorded in fiscal 2018 and fiscal 2017.

Development Costs

Development costs represent external and internal costs incurred in the development of a master copy of a book, workbook, video or other supplemental educational materials and products. The Company capitalizes development costs and amortizes these costs into costs of revenues over the lesser of five years or the product’s life cycle in amounts proportionate to expected revenues. At December 29, 2018 and December 30, 2017, net development costs totaled $13,674 and $14,900, respectively, and are included as a component of development costs and other assets, net, in the consolidated balance sheets.

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

The following table sets forth the financial instruments where carrying amounts may vary from fair value as of December 29, 2018:

Description	Balance Sheet Location	Carrying Value	Fair Value	Categorization
New Term Loan	Long-term debt less current maturities	$111,725	$111,725	Level 3
Deferred Cash Payment Obligations	Long-term debt less current maturities	25,009	24,916	Level 3

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

Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes.” income taxes have been computed utilizing the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Valuation allowances are provided when it is anticipated that some or all of a deferred tax asset is not likely to be realized. As a result of the reduction in the U.S. corporate income tax rate from the maximum 35% to 21% under the Tax Cuts and Jobs Act of 2017, the Company revalued its ending deferred tax assets and liabilities at December 30, 2017. This revaluation resulted in a reduction in the net deferred tax balance of $704. As of December 29, 2018, the Company had a valuation allowance of $16,689 against substantially all of its net deferred tax assets.

Revenue Recognition

The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”), which superseded ASC 605, in the first quarter of 2018 using the modified retrospective approach. The cumulative effect of adoption was recorded as an opening retained earnings adjustment. Revenue is recognized upon the satisfaction of performance obligations, which is when control is transferred to the customer. Refer to Note 4 of the consolidated financial statements for details of the Company’s adoption.

Concentration of Credit Risks

The Company maintains deposits in financial institutions that consistently exceed the Federal Deposit Insurance Corporation (FDIC) limit. The Company has not experienced any credit-related losses in such accounts and management believes it is not exposed to significant credit risk. The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are school districts and schools. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2018, fiscal 2017, and fiscal 2016, no customer represented more than 10% of revenues or accounts receivable.

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

Deferred Catalog Costs

Prior to the adoption of ASC 606, the Company’s deferred catalog costs represented costs which had been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. Under the prior guidance, the Company capitalized catalog costs and amortized these costs over the period within which revenues attributable to the catalogs were generated, which was generally one year or less. These payments, as specified in our vendor agreements, are to reimburse the specific, incremental and identifiable costs the Company incurs associated with promoting and selling the Company’s merchandise. The Company evaluated its catalog costs under ASC 606 and determined that its catalog costs should be treated as costs incurred to obtain contracts. Since catalog costs are incurred regardless of whether specific customer contracts or purchase orders are obtained, catalog costs are now expensed as incurred. Net catalog expense for fiscal 2018, fiscal 2017, and fiscal 2016 consisted of the following:

	Fiscal Year Ended December 29, 2018	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016
Catalog expense	$8,964	$14,199	$14,031
Less: Cooperative advertising payments	(6,920)	(7,196)	(6,195)

Net catalog expense	$2,044	$7,003	$7,836

Restructuring

The Company accounts for restructuring costs associated with both the closure or disposal of distribution centers and severance related to headcount reductions in accordance with FASB ASC Topic 712, “Compensation – Retirement Benefits.” During fiscal 2018, fiscal 2017, and fiscal 2016, the Company recorded $2,463, $421, and $1,740, respectively, of severance expense and lease termination fees. These costs are included in the facility exit costs and restructuring line of the consolidated statement of operations. As of December 29, 2018, December 30, 2017, and December 31, 2016, there was $1,133, $50, and $561, respectively, of accrued restructuring costs recorded in other accrued liabilities on the consolidated balance sheet primarily related to various cost reduction activities. See Note 15 for details of these restructuring charges.

Shipping and Handling Costs

In accordance with ASC 606, which superseded ASC 605, the Company accounts for shipping and handling costs billed to customers as a component of revenues. The Company accounts for shipping and handling costs incurred as a cost of revenues for shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for shipping and handling costs incurred as a selling, general and administrative expense. The amount of shipping and handling costs included in selling, general and administrative expenses for fiscal 2018, fiscal 2017, and fiscal 2016 was $36,725, $31,724, and $30,594, respectively.

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

•  Amortization of product development costs and certain depreciation.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” ASU No. 2016-02 requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. The new guidance requires that all leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements. Subsequently, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” ASU 2018-11 offers alternative comparative reporting requirements for initial adoption. Under ASU 2016-02, “Leases,” companies are required to adopt the new standard using a modified retrospective transition method. Under this method, a company initially applies the standard at the beginning of the earliest period presented in the financial statements (which was January 1, 2017 for the Company). As such, entities would be required to recognize lease assets and liabilities for all leases even though they may have expired prior to the effective date. Since this method has been costly and complex to implement, the FASB has provided an additional transition method that allows entities to initially apply the new lease standard at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. Consistent with ASU 2016-02, “Leases,” this guidance will be effective for periods beginning after December 15, 2018. The Company will adopt the standard beginning in fiscal 2019. The Company expects to elect the new transition method permitted by ASU 2018-11.

The Company expects the impact to the Company’s Consolidated Balance Sheet to be material, but at this time, the Company does not expect the adoption of ASU 2016-02 to have a material impact on its Consolidated

Statements of Income. The Company is in the process of analyzing existing leases, practical expedients, and deploying its implementation strategy. The Company does not anticipate any qualitative impacts based on the status of implementation. The Company is also in the process of updating its accounting policies, business process, controls, and disclosures.

From a lessee perspective, the standard requires us to recognize right-of-use (ROU) assets and lease liabilities for our real estate and equipment operating leases and to provide expanded disclosures about our leasing activities. Based on our analysis to date, we expect we will elect the short-term lease recognition exemption and will not recognize ROU assets or lease liabilities for leases with a term less than 12 months. We will also elect the practical expedient to not separate lease and non-lease components for our lessee portfolio.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other-Internal-Use Software. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective beginning January 1, 2020, with early adoption permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge; instead, an impairment charge will be based on the excess of the reporting unit’s carrying amount over its fair value. The Company has elected to early adopt ASU 2017-04 for fiscal 2018. As such, the ASU has been applied to its annual goodwill impairment tests performed for fiscal 2018.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combination: Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. This guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company has concluded that the adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows.” ASU No. 2016-15 is intended to reduce diversity in practice in the manner certain transactions are classified in the statement of cash flows. This guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company has adopted ASU No. 2016-15 and has concluded that the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

NOTE 4 – CHANGE IN ACCOUNTING PRINCIPLE

In the first quarter of 2018, the Company adopted ASC 606. ASC 606 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The guidance within this standard must be applied using either of the following transition methods: (1) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). The Company chose to adopt ASC 606 using the modified retrospective approach applied to contracts not completed as of the date of adoption. We recognized the cumulative effect of initially applying the new revenue standard, net of tax, as an increase of $2,722 to the opening balance of accumulated deficit. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for that period. We do not expect the adoption of the new revenue standard to have a material impact on our net income on an ongoing basis.

Revenue is recognized upon the satisfaction of performance obligations, which occurs when control of the good or service transfers to the customer. Approximately 98% of the Company’s consolidated revenues are related to the sale of products. Under our standard contracts or purchase orders received from customers, the only performance obligation is the shipment of products. Revenue for products is recognized and the customer is invoiced when the control of the product transfers to the customer, which is generally when the product is shipped. The Company determines the time at which transfer and control of products has passed to its customers, and the time at which it is able to invoice the customers, based on review of contracts, sales agreements and purchase orders. Payment terms are generally established to be 30 days from the shipment date. We generally determine standalone selling prices based on the prices charged to customers on a standalone basis for all material performance obligations.

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

1)

Equipment and furniture revenue associated with projects was previously recognized upon the completion of the project, or at customer acceptance. Under ASC 606, the Company has determined that is has two performance obligations within the project revenue stream: a) the delivery of equipment or furniture and b) the installation of the equipment or the furniture. Installation services are not typically complex and can be performed by multiple providers. The furniture is functional without customization or modification. For equipment or furniture associated with projects, the Company determined that control of the equipment or furniture was transferred to the customer upon delivery of the equipment or furniture to the customer site as the customer is in possession of the product at that time. The revenue attributable to the performance obligation associated with the delivery of the equipment or furniture is accelerated under the new revenue recognition standard and recognized upon delivery. The revenue attributable to installation is recognized over time during the installation process based on costs incurred relative to total expected installation costs. Under the contract terms the customer is not billed for the equipment, furniture, or installation until the installation is complete. The Company allocates revenues to these two performance obligations using a cost plus margin approach, whereby gross margins are consistent for each component. The revenue associated with unsatisfied performance obligations for equipment or furniture is related to installation. The installation is typically completed and the associated revenue is recognized within approximately 90 days following the delivery of the equipment or furniture. The cumulative impact of this change during fiscal 2018 was the acceleration of the recognition of $1,207 of revenue and $262 of gross profit.

2)

Professional development or training days are provided to customers that order certain of the Company’s curriculum products, the most prominent of which is the FOSS product line. The Company bills for these training days at the same time the customer is billed for the product based on the stand alone selling price. Prior to the adoption of ASC 606, the Company accrued the estimated costs associated with providing training days, when the product was shipped. After the adoption of ASC 606, the Company is deferring revenue associated with providing training days and will recognize the cost associated with providing the training when the costs are incurred. Training typically is completed and revenue is recognized within six to nine months following the shipment of the product. As the value of the training provided in the fiscal period ended December 29, 2018 exceeded the value of training days billed in the respective periods, the adoption of ASC 606 resulted in incremental revenue, gross profit, and SG&A in the period. The cumulative impact of this change during fiscal 2018 was the recognition of $598 of both revenue and gross profit and SG&A of $247.

3)

Certain customer contracts specifically indicate that the customer obtains control of the product upon delivery. While the Company’s sales orders, invoices and catalog order forms indicate that control of the products has passed to the customer at time of shipment, a review of contracts has identified certain contracts for which the language associated with control of the product is deemed to supersede invoice terms and conditions resulting in transfer of control upon receipt. The cumulative impact of this change during fiscal 2018 was the deferral of $216 of revenue and $73 of gross profit.

The Company also evaluated its catalog costs under the new revenue recognition standard and determined that its catalog costs should be treated as costs incurred to obtain contracts. Since catalog costs are incurred regardless of whether specific customer contracts or purchase orders are obtained, catalog costs are now expensed as incurred. Under the prior guidance, the Company capitalized catalog costs and amortized over the period within which revenues attributable to the catalogs were generated, which was generally one year or less. The cumulative impact of this change during fiscal 2018 was lower catalog costs in SG&A of $2,878. This reduction reflects the difference between catalog costs incurred during the period and the catalog amortization expense prior to adopting ASC 606.

The cumulative effect of the changes made to our consolidated condensed balance sheet on December 31, 2017 (the first day of our fiscal 2018) for the adoption of the new revenue standard was as follows:

	Reported as of December 30, 2017	Adjustments Due to ASC 606	As Adjusted December 31, 2017
ASSETS
Accounts receivable (3)	$69,297	$458	$69,755
Inventories, net	77,162	(1,468)	75,694
Deferred catalog costs	3,450	(3,450)	—
Prepaid expenses and other current assets (1) (3)	14,121	2,043	16,164
Deferred taxes long-term	2,046	947	2,993

Total Assets	312,407	(1,470)	310,937
LIABILITIES
Contract liabilities (2) (4)	3,454	2,723	6,177
Other accrued liabilities (2) (3)	15,442	(1,471)	13,971

Total Liabilities	204,916	1,252	206,168
STOCKHOLDERS’ EQUITY
Accumulated deficit	$(14,174)	$(2,722)	$(16,896)

Total Stockholders’ Equity	107,491	(2,722)	104,769
Total Liabilities and Stockholders’ Equity	$312,407	$(1,470)	$310,937

(1)	Contract assets of $1,750 are included in Prepaid expenses and other current assets.
(2)	Customer rebates of $1,689 have been reclassified from Other accrued liabilities to Contract liabilities.
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

The cumulative effect of the adjustments to our December 29, 2018 condensed consolidated statement of operations and condensed consolidated balance sheet for the adoption of ASC 606 were as follows:

	For the Twelve Months Ended December 29, 2018
	Prior to Adoption of ASC 606	Adjustments Due to ASC 606	As Reported
Revenues	$671,863	$1,589	$673,452
Cost of revenues	445,740	(803)	444,937

Gross profit	226,123	2,392	228,515
Selling, general and administrative expenses	224,799	(2,631)	222,168

Operating loss	(23,401)	5,023	(18,378)
Loss before benefit from income taxes	(38,949)	5,023	(33,926)

Provision from income taxes	3,518	1,297	4,815

Net loss	$42,467	$3,726	$(38,741)

	December 29, 2018
	Prior to Adoption of ASC 606	Adjustments Due to ASC 606	As Reported
ASSETS
Accounts receivable (3)	$77,711	$177	$77,888
Inventories, net	92,330	(2,269)	90,061
Deferred catalog costs	572	(572)	—
Prepaid expenses and other current assets (1) (3)	12,540	3,223	15,763
Deferred taxes long-term	320	—	320

Total Assets	270,117	559	270,676
LIABILITIES
Contract liabilities (2)	$3,480	$2,161	$5,641
Other accrued liabilities (2) (3)	12,937	(1,558)	11,379

Total Liabilities	202,710	603	203,313
STOCKHOLDERS’ EQUITY
Accumulated deficit	$(55,593)	$(44)	$(55,637)

Total Stockholders’ Equity	67,407	(44)	67,363
Total Liabilities and Stockholders’ Equity	$270,117	$559	$270,676

(1)	Contract assets of $2,958 are included in Prepaid expenses and other current assets.
(2)	Customer rebates of $1,724 have been reclassed from Other accrued liabilities to Contract liabilities.
(3)

The reserve for customer returns, refunds and allowances, in the amount of $393, was reclassified as follows: a) the amount associated with refund liabilities, of $658, has been reclassified to Other accrued liabilities; and b) the amount associated with the estimated value of returned product, of $265, has been reclassified to Prepaid expenses and other current assets.

The below table shows the Company’s disaggregated revenues for the periods ended December 29, 2018, December 30, 2017, and December 31, 2016.

	Fiscal Year Ended December 29, 2018	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016
Distribution revenues by product line:
Supplies	$308,900	$305,423	$315,986
Furniture	212,728	190,766	183,060
Instruction & Intervention	58,620	43,294	37,117
AV Tech	15,809	17,200	18,023
Planners	29,695	34,157	41,126
Freight Revenue	10,784	10,326	9,396
Customer Allowances / Discounts	(7,101)	(6,211)	(5,868)

Total Distribution Segment	$629,435	$594,955	$598,840
Curriculum revenues by product line:
Science	$44,017	$63,428	$57,482

Total Curriculum Segment	$44,017	$63,428	$57,482

Total revenues	$673,452	$658,383	$656,322

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

The Company had a contract liability balance of $6,177 as of December 31, 2017, after the cumulative effects related to the adoption of ASC 606. During the period ended December 29, 2018, the Company cumulatively recognized into revenues $5,878, which had been included in the contract liability balance as of December 31, 2017.

NOTE 5 – BUSINESS COMBINATIONS

On August 18, 2017, the Company completed the acquisition of the assets of Triumph Learning, LLC (“Triumph Learning”) pursuant to the terms of an Asset Purchase Agreement dated August 18, 2017 (the “Purchase Agreement”) by and among School Specialty and Triumph Learning. School Specialty acquired all of the assets of Triumph Learning for $20,376 plus the assumption of certain liabilities. At closing, $18,114 of the total purchase price was paid using the Company’s existing debt facilities (see Note 8 – Debt). The Company drew $14,000 from the delayed draw term loan feature of its New Term Loan and drew $4,114 from its Asset-Based Credit Agreement (“ABL Facility”) to fund this portion of the purchase price. In November 2017, the Company paid $912 as a final working capital adjustment, which was funded through the Company’s ABL facility. The remaining purchase price in excess of the cash paid at closing represents the discounted fair value of the contingent portion of the purchase price. The contingent portion of the purchase price was 4.5% of net Triumph Learning revenues from certain Triumph Learning products over the period August 18, 2017 through December 18, 2018, subject to a maximum consideration of $1.5 million. The contingent portion of the purchase price was scheduled to be paid quarterly over the above-mentioned period. The maximum present value of the contingent portion of the purchase price was $1,350. The Company accounted for this acquisition as a business combination in accordance with ASC 805. The actual contingent consideration earned was $1,317, which included $183 of implied interest. Since the actual amount of contingent consideration earned was less than the assessed fair value, the difference of $216 was reflected as incremental operating income in 2018. As of December 29, 2018, $501 of earned contingent consideration, including implied interest expense, remained as unpaid. This amount was paid in January 2019.

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

School Specialty incurred acquisition and integration costs of $1,530 in fiscal 2018 and $3,203 in the third and fourth quarters of fiscal 2017 related to the Triumph Learning acquisition. These costs included legal, due diligence and integration-related costs and are recorded as SG&A.

The Company engaged a third party to complete a full valuation of the assets, including any identified intangible assets of Triumph Learning. School Specialty’s estimates and assumptions were subject to change during the measurement period (up to one year from the acquisition date), as the Company finalized the valuations of certain liabilities assumed in connection with the acquisition. The table below summarizes the final accounting for fair value amounts of the $20,376 of net assets acquired.

Accounts receivable	$4,409
Inventory	2,307
Prepaids	476
Property, plant & equipment	920
Product Development	4,273
Coach Brand	3,887
Customer Relationships	1,994
Goodwill	5,253

Total assets	$23,519

Accounts payable	$2,251
Other accruals	892
Deferred revenue	—

Total liabilities	$3,143

Cash paid	$20,376

The unaudited pro forma consolidated results in the following table include the Company’s reported results for each respective period and the historical results of Triumph Learning for those periods. The unaudited pro forma condensed combined statements of operations for the twelve months ended December 30, 2017 give effect to the acquisition of Triumph Learning as if it had occurred at the beginning of the periods presented.

Net income does reflect the incremental interest expense which would have been incurred if the acquisition had been completed at the beginning of the periods presented.

PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Twelve Months Ended
	December 30, 2017	December 31, 2016
Revenues	$678,439	$685,974
Net income	5,895	12,183
Weighted average shares outstanding:
Basic EPS	7,000	7,000
Diluted EPS	7,024	7,000
Net income per Share:
Basic	$0.84	$1.74
Diluted	$0.84	$1.74

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

December 29, 2018	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$13,294	$(5,136)	$8,158
Publishing rights (20 years)	4,000	(1,117)	2,883
Trademarks (20 years)	26,587	(6,612)	19,975
Developed technology (7 years)	6,600	(5,264)	1,336
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(1,200)	—
Favorable leasehold interests (10 years)	2,160	(1,206)	954

Total intangible assets	$58,241	$(24,935)	$33,306

December 30, 2017	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$13,294	$(4,067)	$9,227
Publishing rights (20 years)	4,000	(917)	3,083
Trademarks (20 years)	26,587	(5,283)	21,304
Developed technology (7 years)	6,600	(4,321)	2,279
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(990)	210
Favorable leasehold interests (10 years)	2,160	(1,100)	1,060

Total intangible assets	$58,241	$(21,078)	$37,163

Intangible asset amortization expense included in selling, general and administrative expenses for fiscal 2018, fiscal 2017, and fiscal 2016 was $3,857, $3,767, and $3,603 respectively.

Intangible asset amortization expense for each of the five succeeding fiscal years is estimated to be:

2019	$3,758
2020	$3,207
2021	$2,814
2022	$2,814
2023	$2,688

The table below shows the allocation of the recorded goodwill as of December 30, 2017 and December 29, 2018 for both the reporting units and reporting segments.

	Reporting Unit	Distribution Segment	Reporting Unit	Curriculum Segment
	Distribution		Science		Total
Balance at December 30, 2017	$22,262	$22,262	$4,580	$4,580	$26,842

Balance at December 29, 2018	$—	$—	$4,580	$4,580	$4,580

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

Based on ASU 2017-04, which the Company has elected to early adopt, goodwill impairment is based on the excess of a reporting unit’s carrying amount over its fair value. The Company determines the fair value of the reporting unit, generally by utilizing a combination of the income approach (weighted 90%) and the market approach (weighted 10%) derived from comparable public companies. The Company believes that each approach has its merits. However, in the instances where the Company has utilized both approaches, the Company has weighted the income approach more heavily than the market approach because the Company believes that management’s assumptions generally provide greater insight into the reporting unit’s fair value. This fair value determination was categorized as level 3 in the fair value hierarchy pursuant to FASB ASC Topic 820, “Fair Value Measurement”. The estimated fair value of the reporting units is dependent on several significant assumptions, including earnings projections and discount rates.

Assumptions utilized in the impairment analysis are subject to significant management judgment. Changes in estimates or the application of alternative assumptions could have produced significantly different results

In performing the impairment assessments for fiscal 2018 and fiscal 2017, the Company estimated the fair value of its reporting units using the following valuation methods and assumptions:

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

The growth rates used for the terminal value calculations and the discount rates of the respective reporting units were as follows:

	Fiscal 2018		Fiscal 2017
	Terminal Value Growth Rates	Discount Rate	Terminal Value Growth Rates	Discount Rate
Distribution	1.4%	14.2%	1.4%	13.0%
Science	1.4%	12.0%	1.4%	11.4%

2.

Market Approach (market multiples) – this method begins with the identification of a group of peer companies in the same or similar industries as the reporting unit being valued. A valuation average multiple is then computed for the peer group based upon a valuation metric. The Company selected a ratio of enterprise value to projected earnings before interest, taxes, depreciation and amortization (“EBITDA”). Various operating performance measurements of the reporting unit being valued are then benchmarked against the peer group and a discount rate or premium is applied to reflect favorable or unfavorable comparisons. The resulting multiple is then applied to the reporting unit being valued to arrive at an estimate of its fair value. A control premium is then applied to the equity value. The resulting multiples and control premiums were as follows:

	Fiscal 2018		Fiscal 2017
	EBITDA Multiples	Control Premium	EBITDA Multiples	Control Premium
Distribution	5.3x	10.3%	5.5x	10.3%
Science	6.6x	11.7%	6.2x	11.7%

In completing the fiscal 2018 assessment, the fair value of the Distribution reporting unit indicated an impairment of goodwill of $22.3 million. Indicators of impairment that were identified during the annual assessment were a significant decline during the fourth quarter of fiscal 2018 in the Company’s stock price and market capitalization and a decline in our expected future cash flows based on the Company’s fiscal 2019 planning process completed in the fourth quarter of fiscal 2018. The decline in expected future cash flows was related to the decrease in gross margins. The long-lived assets of the reporting unit were tested for impairment before completing the goodwill impairment test in accordance with the accounting standard. No impairment of the long-lived assets was evident. The assessment of the Science reporting units indicated the fair value was in excess of its carrying values by over 100%. There was no impairment charge recorded in fiscal 2017 related to goodwill or indefinite-lived intangible assets.

In order to establish the assumptions for the discounted cash flow analysis, the Company considered multiple factors, including (a) macroeconomic conditions, (b) industry and market factors such as school funding trends and school construction forecasts, (c) overall financial performance such as planned revenue, profitability and cash flows and (d) the expected impact of revenue enhancing and cost saving initiatives.

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 29, 2018	December 30, 2017
Projects in progress	$3,768	$5,186
Buildings and leasehold improvements	2,876	3,048
Furniture, fixtures and other	68,285	60,046
Machinery and warehouse equipment	14,903	13,813

Total property, plant and equipment	89,832	82,093
Less: Accumulated depreciation	(57,930)	(48,514)

Net property, plant and equipment	$31,902	$33,579

Depreciation expense for fiscal 2018, fiscal 2017, and fiscal 2016 was $14,060, $10,294, and $10,260, respectively.

NOTE 8—DEBT

Long-Term Debt

Long-term debt as of December 29, 2018 and December 30, 2017 consisted of the following:

	December 29, 2018	December 30, 2017
ABL Facility, maturing in 2022	$—	$—
New Term Loan, maturing in 2022	111,725	121,938
Unamortized New Term Loan Debt Issuance Costs	(2,799)	(3,205)
Deferred Cash Payment Obligations, maturing in 2019	25,009	22,830

Total debt	133,935	141,563
Less: Current maturities	(30,352)	(10,989)

Total long-term debt	$103,583	$130,574

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

On November 7, 2018, the Company entered into a Fifth Amendment to the ABL Facility (the “Fifth Amendment”) with its Asset-Based Lenders, effective as of September 29, 2018. The Sixth Amendment was entered into in order to: (1) give effect to ASU No. 2014-09 for the purpose of the computation of any financial covenant retroactive to December 31, 2017 and for all other purposes effective as of the date of the ABL Amendment, and (2) substitute the LIBOR Screen Rate (as defined in the ABL Amendment) with the LIBOR Successor Rate (as defined in the ABL Amendment) in the event that the LIBOR Screen Rate is not available or published on a current basis, it was announced that LIBOR or LIBOR Screen Rate will no longer be made available or a new benchmark interest rate has been adopted to replace LIBOR.

On March 13, 2019, the Company entered into a Sixth Amendment to the ABL Facility (the “Sixth Amendment”) with its Asset-Based Lenders, effective as of December 29, 2018. See Note 18-Subsequent Events for details on this amendment.

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

The effective interest rate under the ABL Facility for fiscal 2018 was 7.5%, which includes interest on borrowings of $2,028, amortization of loan origination fees of $417 and commitment fees on unborrowed funds of $267. The effective interest rate under the ABL Facility for fiscal 2017 was 5.7%, which includes interest on borrowings of $884, amortization of loan origination fees of $507 and commitment fees on unborrowed funds of $339.

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

Under the New Term Loan Agreement, the Term Loan Lenders agreed to make a term loan (the “New Term Loan”) to the Company in aggregate principal amount of $140,000. The initial draw on the New Term Loan at closing was $110,000. These proceeds, along with proceeds received from a draw on the ABL Facility (as defined below), were used to repay the Term Loan which had a remaining principal balance including accrued interest of $118,167. The New Term Loan Agreement provided for a delayed draw feature that allowed the Company to draw up to an additional $30,000 through April 7, 2019. The ability to access the delayed draw commitment was subject to compliance with certain terms and conditions. The proceeds from the delayed draw were allowed to be used to fund distributions, permitted acquisitions, and repayments of existing indebtedness. In the third quarter of fiscal 2017, the Company drew $14,000 under the delayed draw term loan feature in conjunction with the Triumph Learning acquisition. At the Company’s option, the New Term Loan interest rate will be either the prime rate or the LIBOR rate (with a LIBOR floor of 1.0%), plus an applicable margin based on the Company’s net senior leverage ratio. The Company may specify the interest rate period of one, three or six months for interest on loans under the New Term Loan Agreement bearing interest based on the LIBOR rate. The New Term Loan currently bears interest at a rate of one-month LIBOR plus 625 basis points.

The New Term Loan matures on April 7, 2022. The New Term Loan requires scheduled quarterly principal payments of 0.625% of the original principal amount which commenced June 30, 2017 and continue through the quarter ended March 31, 2019. Subsequent to March 31, 2019, the scheduled quarterly principal payments are 1.250% of the original principal amount. Required scheduled quarterly principal payments on borrowings under the delayed-draw feature began at the end of the quarter following the draw. In addition to scheduled quarterly principal repayments, the New Term Loan Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including but not limited to certain asset dispositions, extraordinary receipts, and the issuance or sale of any indebtedness or equity interests (other than permitted issuances or sales). The New Term Loan Agreement also requires prepayments at specified levels from the Company’s excess cash flow. As of December 29, 2018, the Company’s excess cash flow obligation under the New Term Loan Agreement was $693. As such, this amount was classified as current maturities of long-term debt. The Company’s excess cash flow obligation as of December 30, 2017 was $7,801. The Company is also permitted to voluntarily prepay the New Term Loan in whole or in part. Voluntary prepayments made before April 7, 2018 were subject to an early prepayment fee of 2.0%, while any voluntary prepayment made on or after April 7, 2018, but before April 7, 2019, will be subject to a 1.0% early prepayment fee. Voluntary prepayments made on or after April 7, 2019 will not be subject to an early payment fee. All prepayments of the loans will be applied first to that portion of the loans comprised of prime rate loans and then to that portion of loans comprised of LIBOR rate loans. The New Term Loan Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants commencing with the year ending December 30, 2017 relating to the Company’s fixed charge coverage ratio and net senior leverage ratio, and an annual limitation on capital expenditures and product development investments, collectively.

On August 9, 2018, the Company entered into the First Amendment (the “First Term Loan Amendment”) of its New Term Loan Agreement dated April 7, 2017 in order to: (1) update the definition of “Change of Control” set forth in the New Term Loan Agreement, and (2) update the definition of “Specified Unsecured Prepetition Debt” and associated provisions set forth in the New Term Loan Agreement. The First Term Loan Amendment deletes the reference to “35%” in the “Change of Control” definition and inserts “50%” in its place. The Company amended this provision of the New Term Loan Agreement in order to accommodate certain shareholders of the Company with large positions. The New Term Loan Agreement also amended and restated the definition “Specified Unsecured Prepetition Debt” in order to increase the cap on amounts prepaid because the original cap set forth therein was less than the amount due at maturity due to the fiscal 2017 revised interpretation of the interest calculation methodology pursuant to the bankruptcy Reorganization Plan (as defined in the New Term Loan Agreement).

On November 7, 2018, the Company entered into a Second Amendment to the New Term Loan Agreement (the “Second Term Loan Amendment”) with its New Term Loan Lenders, each effective as of September 29, 2018. The Second Term Loan Amendment was entered into in order to (1) reduce its fixed charge coverage ratio for the five fiscal quarters ending December 29, 2018 through December 28, 2019, (2) reduce the number of days for fiscal 2018 during which the Company may have no revolving loans outstanding from 60 to 14 and adjust the time period of such reduction to be between December 15, 2018 and January 31, 2019, (3) to give effect to ASU 2014-09 for the purpose of the computation of any financial covenant retroactive to December 31, 2017 and for all other purposes effective as of the date of the Second Term Loan Amendment, (4) change the delayed draw term loan commitment termination date from April 7, 2019 to the effective date of the Third Term Loan Amendment and (5) provide that the Applicable Margin shall assume a net senior leverage ratio of greater than 3.75x from the date of the Second Term Loan Amendment until the Company delivers its financial statements for fiscal 2018 and the related compliance certificate.

On March 13, 2019, the Company entered into a Third Amendment to the New Term Loan Agreement (the “Third Term Loan Amendment”) with its New Term Loan Lenders, each effective as of December 29, 2018. See Note 18-Subsequent Events for details of this amendment.

The effective interest rate under the New Term Loan for fiscal 2018 was 12.1%, which includes interest on borrowings of $9,742 and loan origination fees of $745. The effective interest rate under the New Term Loan for fiscal 2017 was 9.0%, which includes interest on borrowings of $9,667 and amortization of loan origination fees of $845. As of December 29, 2018, the outstanding balance on the New Term Loan Credit Agreement was $111,725. Of this amount, $5,343 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. As of December 30, 2017, the outstanding balance on the New Term Loan Credit Agreement was $121,938. Of this amount, $10,989 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

The Company has estimated that the fair value of its New Term Loan (valued under Level 3) as of December 29, 2018 approximated the carrying value of $111,725.

Deferred Cash Payment Obligations

In connection with the previously disclosed 2013 Reorganization Plan, general unsecured creditors are entitled to receive a deferred cash payment obligation of 20% of the allowed claim in full settlement of the allowed unsecured claims. Such payment accrues quarterly paid-in-kind interest of 5% per annum beginning on the Effective Date.

Trade unsecured creditors had the ability to make a trade election to provide agreed upon customary trade terms. If the election was made, those unsecured trade creditors received a deferred cash payment obligation of 45% of the allowed claim in full settlement of those claims. As of the Effective Date, the deferred payment obligations under the trade elections began to accrue quarterly paid-in-kind interest of 10% per annum. All deferred cash payment obligations, along with interest paid-in-kind, are payable in December 2019. As such, these obligations have been classified as current maturities of long-term debt.

The Company’s reconciliation of general unsecured claims was completed in fiscal 2015. As of December 29, 2018, the Company’s deferred payment obligations were $25,009, of which $3,088 represents a 20% recovery for the general unsecured creditors and $12,100 represents a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $9,821 related to accrued paid-in-kind interest.

The Company has estimated that the fair value of its Deferred Cash Payment Obligations (valued under Level 3) approximates $24,916 as of December 29, 2018. The Company estimated the fair value for its Deferred Cash Payment Obligations based upon the net present value of future cash flows using the discount rate that is consistent with our New Term Loan.

NOTE 9—INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. In accordance with accounting standards, the effects of this legislation were recognized in 2017 upon enactment. The primary impact of the Act for the Company related to the reduction of the Federal corporate income tax rate from 35% to 21% beginning in 2018. At December 30, 2017, our previously recorded deferred tax assets and liabilities were re-measured to reflect the 21% rate at which these assets and liabilities would be realized in future periods. The net change in deferred taxes, of $704, was recorded through the provision for income taxes.

A provisional amount related to a one-time transitional tax on foreign earnings and profits, disclosed but not recorded at December 31, 2017 in accordance with the SEC staff accounting bulletin No. 118, was finalized during the fourth quarter of 2018 and $725 was recognized in the 2018 provision.

The provision for income taxes consists of:

	Fiscal Year Ended December 29, 2018 (52 weeks)	Fiscal Year Ended December 30, 2017 (52 weeks)	Fiscal Year Ended December 31, 2016 (53 weeks)
Current income tax expense/(benefit):
Federal	$468	$31	$(87)
State	335	506	235
Foreign	1,484	(85)	—

Total	2,287	452	148
Deferred income tax expense/(benefit):
Federal	2,265	(1,626)	—
State	177	(258)	—
Foreign	86	23	(184)

Total	2,528	(1,861)	(184)

Total provision for/(benefit from) income taxes	$4,815	$(1,409)	$(36)

Deferred taxes are comprised of the following:

	Fiscal Year Ended December 29, 2018 (52 weeks)	Fiscal Year Ended December 30, 2017 (52 weeks)	Fiscal Year Ended December 31, 2016 (53 weeks)
Inventory	$3,305	$3,072	$4,762
Allowance for doubtful accounts	496	265	461
Accrued liabilities	(407)	264	1,830
Debt issuance costs	(30)	(21)	(1,249)
Foreign tax and AMT credit carryforward	4,899	6,852	11,576
Net operating loss carryforward	4,381	1,367	3,016
Property and equipment	(4,317)	(4,200)	(5,738)
Accrued liabilities	2,615	1,383	705
Intangible assets	2,431	(585)	3,493
Interest expense limitation carryforward	2,724	—	—
Capital loss carryforward	912	912	—
Valuation allowance	(16,689)	(7,263)	(18,671)

Net non-current deferred tax assets	$320	$2,046	$185

In fiscal 2017, the Company concluded that the realization of substantially all of its deferred tax assets met the more likely than not threshold and decreased its tax valuation allowance from $18,671 to $7,263. As of December 30, 2017, the Company continued to maintain a valuation allowance against its foreign tax credits and capital loss carryovers based on projections that reflect minimal to zero foreign source income and capital gains. In fiscal 2018, the Company concluded that the realization of substantially all of its deferred tax assets did not meet the more likely than not threshold. This conclusion was based primarily on a combination of the fiscal 2018 operating performance, cumulative pre-tax net losses over the prior thirty-six months, and future forecasts of taxable income. As a result, the Company increased its tax valuation allowance to $16,689 as of the end of fiscal 2018. The Company has Federal and State net operating losses totaling $16,696. These net operating losses can not be carried back but the Federal net operating loss can be carried forward indefinitely and the majority of the State net operating loss can be carried forward for 20 years. The Company has foreign net operating loss of $229. As of December 29, 2018, the Company had an immaterial amount of unremitted earnings from foreign investments, which are considered permanently reinvested in its foreign opportunities.

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal Year Ended December 29, 2018 (52 weeks)	Fiscal Year Ended December 30, 2017 (52 weeks)	Fiscal Year Ended December 31, 2016 (53 weeks)
U.S. federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.8%	2.7%	1.6%
Foreign income tax	-1.5%	-1.1%	-1.3%
Alternative Minimum Tax	0.7%	—	—
Deemed dividend, meals and entertainment and other	-4.4%	1.4%	0.0%
Impact of tax reform on deferred	—	13.1%	—
Realizable built-in loss adjustment	-0.3%	20.9%	11.3%
Valuation allowance	-34.5%	-98.3%	-46.9%

Effective income tax rate	-14.2%	-26.3%	-0.3%

The Company files income tax returns with the U.S., various U.S. states, and foreign jurisdictions. The most significant tax return the Company files is with the U.S. The Company’s tax returns are no longer subject to examination by the U.S. and Canada for fiscal years before 2015. The Company has various tax audits and appeals in process at any given time. It is not anticipated that any adjustments resulting from tax examinations or appeals would result in a material change to the Company’s financial position or results of operations.

As of December 29, 2018, December 30, 2017, and December 31, 2016, the Company’s liability for uncertain tax positions, net of federal tax benefits, was $574, $172, and $84, respectively, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes in the amount of uncertain tax positions within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

The following table summarizes the activity related to the Company’s gross liability for uncertain tax positions:

Balance at December 26, 2015	$482
Increase related to current year tax provision	227
Adjustments to provision related to assessments	(625)

Balance at December 31, 2016	$84

Increase related to current year tax provision	89
Adjustments to provision related to assessments	(1)

Balance at December 30, 2017	$172

Increase related to current year tax provision	403
Adjustments to provision related to assessments	(1)

Balance at December 29, 2018	$574

The reduction in uncertain tax provisions for fiscal 2016 was related to expiring state statutes of limitations.

NOTE 10—OPERATING LEASE COMMITMENTS

The Company leases various types of warehouse and office facilities and equipment, under lease agreements which expire at various dates. These leases contain various rental extensions and escalations. Future minimum lease payments under operating leases for the Company’s fiscal years are as follows:

2019	$5,449
2020	4,744
2021	2,275
2022	1,606
2023	1,577
Thereafter	122

Total minimum lease payments	$15,773

Rent expense for fiscal 2018, fiscal 2017, and fiscal 2016, was $6,704, $7,232, and $7,066, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS

The Company sponsored the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company has the discretion to match a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. The amount of the Company’s 401(k) match in fiscal 2018, fiscal 2017 and fiscal 2016 was $772, $704 and $259 respectively. Prior to fiscal 2016, the Company had suspended the company 401(k) match. The Company’s 401(k) match was reinstated in the third quarter of fiscal 2016.

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

	Income/(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Fiscal 2018:
Basic EPS	$(38,741)	7,000	$(5.53)

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Diluted EPS	$(38,741)	7,000	$(5.53)

Fiscal 2017:
Basic EPS	$6,779	7,000	$0.97

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	24

Diluted EPS	$6,779	7,024	$0.97

Fiscal 2016:
Basic EPS	$14,764	7,000	$2.11

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Diluted EPS	$14,764	7,000	$2.11

The Company had employee stock options and restricted stock units outstanding of 622, 714, and 490 for fiscal 2018, fiscal 2017, and fiscal 2016, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 13—SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

As of December 29, 2018, the Company had one share-based employee compensation plan; the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. On April 24, 2014, School Specialty, Inc.’s CEO was awarded 228 stock options under the 2014 Plan with a fair value of $7.89 per share. Other members of management were awarded 455 stock options during fiscal 2015 with a weighted average fair value of $7.89 per share. September 4, 2014, the date on which the stockholders approved the 2014 Plan, was considered the grant date, or measurement date, for those awards issued prior to this date. As such, those awards made prior to September 4, 2014 were not considered outstanding and no expense associated with those awards was recognized prior to that date. There were 478 stock options awarded prior to the measurement date. On June 12, 2018, the Company’s stockholders approved an amendment to the 2014 Plan, which increased the number of shares available under the 2014 Plan by an additional 700 shares.

The 228 stock options that were awarded to the Company’s CEO vested as to one-fourth of the options on the first four anniversaries of the date of the award. The 455 options that were awarded to other members of management were scheduled to vest as to one-half of the options on the second anniversary date of award and as to one-fourth of the options on each of the third and fourth anniversaries of the award date.

The Company made awards of stock options to purchase 238 shares during fiscal 2017 to members of management including its CEO. The options awarded to the Company’s CEO were scheduled to vest as to one-fourth of the options on the first four anniversaries of the date of the award. The options that were awarded to the other members of management will vest as to one-half of the options on the second anniversary of the date of the award and as to one-fourth of the options on each of the third and fourth anniversaries of the award date.

The fair-value of the options granted in fiscal 2017 was $10.14 per share. The fair value of the options is estimated on the measurement date using the Black-Scholes single option pricing model. The assumptions included a risk-free rate of 1.92%, expected volatility of 59% and an expected term of 6.4 years.

The Company did not grant stock options in fiscal 2018.

All the options the Company granted under the 2014 Plan have an exercise price of $18.57 and a term of 10 years. A summary of option transactions for fiscal 2016, fiscal 2017, and fiscal 2018 were as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at December 26, 2015	511	$18.57	56	$18.57

Granted	—	—
Exercised	—	—
Canceled	(21)	18.57

Balance at December 31, 2016	490	$18.57	224	$18.57

Granted	238	—
Exercised	—	—
Canceled	(7)	18.57

Balance at December 30, 2017	721	$18.57	350	$18.57

Granted	—	—
Exercised	—	—
Canceled	(99)	18.57

Balance at December 29, 2018	622	$18.57	428	$18.57

The fair value of shares vested as of the end of fiscal 2015, 2016, 2017, and 2018 were as follows: $449, $1,766, $2,768, and $3,372, respectively.

The weighted average life remaining of the stock options outstanding as of December 29, 2018 was 6.4 years and as of December 30, 2017 was 7.4 years.

As of December 29, 2018, and December 30, 2017, 428 and 350 outstanding options have vested and 99 and 7 options were forfeited. The canceled options of 99 for fiscal 2018 includes 34 options that vested and since have been expired.

The weighted average fair value per share of options granted during fiscal 2017 was $10.14. There were no options granted during fiscal 2018 or fiscal 2016. The fair value of options is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted average assumptions:

Fiscal 2017
Average-risk free interest rate	1.92 - 2.31%
Expected volatility	59.00%
Expected term	6.3 years

Restricted Stock Units

On June 18, 2018, the Compensation Committee granted an aggregate of 109 Restricted Stock Units (“RSUs”) under the Company’s 2014 Plan to members of the Company’s senior management, with a value of $19.38 per share. In the third quarter of fiscal 2018, 15 RSUs were cancelled due to termination of employment, and the remaining number of outstanding RSUs under the June 18, 2018 award was 94 as of the end of fiscal 2018. The RSUs have time-based vesting provisions, with one-third of the RSUs vested on each March 15 of 2019, 2020, and 2021. Also on June 18, 2018, the Compensation Committee granted an aggregate of 15 RSUs under the 2014 Plan to each of the non-employee members of the Board of Directors, with an aggregate value of $19.38 per share. The RSUs have time-based vesting provisions, with all of the RSUs vesting on June 18, 2019. All of the RSUs awarded to the Board of Directors remain outstanding as of the end of fiscal 2018.

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

Due to the nature of the vesting conditions of the RSUs, a valuation methodology needed to incorporate potential equity value paths for the Company. As such, the fair value of the RSU grants was determined under a Monte Carlo approach with a simulation of the Company’s stock price to a date that is 15 trading days prior to the vesting date. A large number of trials were run under the Monte Carlo approach to ensure an adequate sampling of different potential scenarios was achieved. Based on this approach, the fair value of the RSUs granted on March 23, 2016 was $11.55 per share. In the third quarter of fiscal 2018, 22 of the RSU’s were cancelled due to termination of employment. The remaining number of outstanding performance-based RSU’s as of the end of fiscal 2018 were 174. Any RSU’s that vest will be settled in shares of Company common stock.

Stock Appreciation Rights

On May 28, 2014, the Board granted 39 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. On September 28, 2015, the Board granted 39 SARs to each of the two new non-employee members of the Board. On January 17, 2018, the Board granted 39 SARs to its new non-employee member of the Board. Each SAR has a grant date value of $18.57 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. As the Company’s stock trading price was less than each SAR’s exercise price as of September 29, 2018, expense of $99 recorded for the SARs during the three months ended June 30, 2018 was effectively reversed as of September 29, 2018 based on the trading price of the stock on that date. The SARs vested as to one-half of the SARs on the second anniversary of the date of grant and vested as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. In the second quarter of 2018, 39 of the outstanding SARs were exercised by a member of the Board and $31 of expense was recognized. Total SARs that remain outstanding as of December 29, 2018 are 154.

The following table presents the share-based compensation expense recognized for fiscal 2018, fiscal 2017, and fiscal 2016:

	Fiscal Year Ended December 29, 2018		Fiscal Year Ended December 30, 2017		Fiscal Year Ended December 31, 2016
	Gross	Net of Tax	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$885	$656	$1,470	$1,340	$1,043	$1,043
SARs	31	23	—	—	—
RSUs	1,106	819	764	697	572	572

Total stock-based compensation expense	$2,022	$1,499	$2,234	$2,037	$1,615	$1,615

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. The Company records actual forfeitures in the period the forfeiture occurs. The income tax benefit recognized related to share-based compensation expense was $0 for fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Other than recording the effect of cancelling the equity awards, the Company recognized share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards. Stock-based compensation expense associated with stock options and RSUs are non-cash expenses which are recorded to additional paid in capital. Stock-based compensation expense associated with SARs must be cash-settled and are recorded to other accrued liabilities until settled.

The total unrecognized share-based compensation expense as of December 29, 2018, December 30, 2017, and December 31, 2016 were as follows:

	December 29, 2018	December 30, 2017	December 31, 2016
Stock Options, net of actual forfeitures	$1,090	$2,422	$1,683
SAR’s	—	—	—
RSU’s	1,674	928	1,697

The non-vested awards will be recognized into expense over the next 2.1 years.

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

Beginning in the second quarter of fiscal 2017, the Company revised its internal management reporting structure whereby a) a new Instruction & Intervention product line included in the Distribution segment was formed consisting of its Reading product lines, formerly managed as a separate product line, and the supplemental education products, which were previously included within the former Instructional Solutions product line, b) the early learning and special needs products from the former Instructional Solutions product line are reported within the Supplies product line and c) the science supplies, previously included in the Science product line, within the Curriculum operating segment, were combined within the Supplies product line within the Distribution operating segment. The Company has revised its go-to-market strategy and management structure resulting in the alignment of the reading and science supply products to be consistent with other distributed items within the Distribution operating segment. This change is also consistent with the Company’s internal realignment of the new team sell model established in 2017 whereby every customer, district and territory will have a Distribution team supporting their business. The Distribution sales team focuses on selling all Distribution segment products, including the reading and science supplies items. The Distribution segment offers products primarily to the PreK-12 education market that include basic classroom supplies and office products, instructional materials, indoor and outdoor furniture and equipment, physical education equipment, classroom technology, and planning and organizational products.

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

While a significant majority of revenue and assets are derived from the Company’s U.S. operations, the Company had Canadian revenue of $18,645, $20,504, and $20,306, for fiscal 2018, fiscal 2017, and fiscal 2016, respectively, and long-term assets of $0 and $6 as of December 29, 2108 and December 30, 2017. As of December 29, 2018, and December 30, 2017 these long-term assets are primarily Property, Plant and Equipment. The majority of the Canadian revenue is reflected in the Distribution segment and all of the Canadian assets are in the Distribution segment.

The following table presents segment information:

	Fiscal Year Ended December 29, 2018	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016
Revenues:
Distribution	$629,435	$594,955	$598,840
Curriculum	44,017	63,428	57,482

Total	$673,452	$658,383	$656,322

Gross Profit:
Distribution	$204,228	$208,771	$210,490
Curriculum	24,287	34,468	29,438

Total	$228,515	$243,239	$239,928

Operating income (loss) and income (loss) before taxes:
Operating income (loss)	(18,378)	24,858	22,961
Interest expense and reorganization items, net	15,548	19,488	8,233

Income (loss) before provision for income taxes	$(33,926)	$5,370	$14,728

	December 29, 2018	December 30, 2017	December 31, 2016
Identifiable assets:
Distribution	$227,744	$230,449	$206,353
Curriculum	41,666	33,064	47,461
Corporate assets (1)	1,266	48,894	33,793

Total	$270,676	$312,407	$287,607

	Fiscal Year Ended December 29, 2018	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016
Depreciation and amortization of intangible assets and development costs:
Distribution	$20,783	$15,861	$16,216
Curriculum (2)	2,736	3,759	5,135

Total	$23,519	$19,620	$21,351

Expenditures for property, plant and equipment, intangible
and other assets and development costs:
Distribution	$13,632	$15,614	$12,207
Curriculum	3,318	3,129	2,154

Total	$16,950	$18,743	$14,361

(1)	Assets in Corporate include non-allocable cash, restricted cash, capitalized debt issuance costs for our ABL and investment in unconsolidated affiliate.
(2)	In fiscal 2016, the Company recorded accelerated amortization of certain product development assets in Curriculum of $1,347.

The following table shows the Company’s revenues by each major product line within its two segments:

	Fiscal Year Ended December 29, 2018	Fiscal Year Ended December 30, 2017	Fiscal Year Ended December 31, 2016
Distribution revenues by product line:
Supplies	$308,900	$305,423	$315,986
Furniture	212,728	190,766	183,060
Instruction & Intervention	58,620	43,294	37,117
AV Tech	15,809	17,200	18,023
Agendas	29,695	34,157	41,126
Freight Revenue	10,784	10,326	9,396
Customer Allowances / Discounts	(7,101)	(6,211)	(5,868)

Total Distribution Segment	$629,435	$594,955	$598,840
Curriculum revenues by product line:
Science	$44,017	$63,428	$57,482

Total Curriculum Segment	$44,017	$63,428	$57,482

Total revenues	$673,452	$658,383	$656,322

NOTE 15—RESTRUCTURING

In fiscal 2018, fiscal 2017, and fiscal 2016 the restructuring costs associated with severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs and are included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

`	Distribution	Curriculum	Corporate	Total
Accrued Restructuring at December 26, 2015	$—	$—	$375	$375

Amounts charged to expense	—	—	1,740	1,740
Payments	—	—	(1,554)	(1,554)

Accrued Restructuring at December 31, 2016	$—	$—	$561	$561

Amounts charged to expense	—	—	421	421
Payments	—	—	(932)	(932)

Accrued Restructuring at December 30, 2017	$—	$—	$50	$50

Amounts charged to expense			2,463	2,463
Payments			(1,380)	(1,380)

Accrued Restructuring at December 29, 2018	$—	$—	$1,133	$1,133

NOTE 16—COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 17—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for fiscal 2018 and fiscal 2017:

	Fiscal 2018
	First	Second	Third	Fourth	Total
Revenues	$99,287	$169,272	$290,280	$114,613	$673,452
Gross profit	36,121	58,744	97,504	36,146	228,515
Operating income (loss)	(21,328)	4,765	37,230	(39,045)	(18,378)
Net income (loss)	(18,678)	18	18,556	(38,637)	(38,741)
Basic earnings per share of common stock:
Earnings/(loss)	$(2.67)	$0.00	$2.65	$(5.52)	$(5.53)

Diluted earnings per share of common stock:
Earnings/(loss)	$(2.67)	$0.00	$2.63	$(5.52)	$(5.53)

	Fiscal 2017
	First	Second	Third	Fourth	Total
Revenues	$97,110	$160,177	$288,641	$112,455	$658,383
Gross profit	34,524	60,495	107,128	41,092	243,239
Operating income (loss)	(13,117)	8,730	42,296	(13,051)	24,858
Net income (loss)	(16,775)	136	34,145	(10,727)	6,779
Basic earnings per share of common stock:
Earnings/(loss)	$(2.40)	$0.02	$4.88	$(1.53)	$0.97

Diluted earnings per share of common stock:
Earnings/(loss)	$(2.40)	$0.02	$4.86	$(1.53)	$0.97

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

NOTE 18—SUBSEQUENT EVENTS

On March 13, 2019, and effective as of December 29, 2018, the Company entered into the Third Amendment (the “Third Term Loan Amendment”) of its New Term Loan Agreement in order to, among other things: (1) increase the Applicable Margin based on the Net Senior Leverage Ratio and to further increase the Applicable Margin by a PIK Interest Rate which will be subject to adjustment based on the Net Senior Leverage Ratio; (2) provide the Agent with certain board observation rights; (3) limit the aggregate amount of outstanding Revolving Loans to no more than $10,000,000 on the last Saturday of Fiscal Year 2019 and each day during a twenty consecutive day period that includes the last Saturday of Fiscal Year 2019 if the Company has not raised $25,000,000 in junior capital proceeds which were used in the manner specified in the Term Loan Amendment (a “Junior Capital Raise Satisfaction Event”), or $0 on the last Saturday of Fiscal Year 2019 and each day during a thirty-five consecutive day period that includes the last Saturday of Fiscal Year 2019 if a Junior Capital Raise Satisfaction Event has occurred; (4) reduce the limit on Capital Expenditures to $12,500,000 in the aggregate for the four fiscal quarters ending March 30, 2019, June 29, 2019, and September 28, 2019 and $10,000,000 in the aggregate for the four fiscal quarters ending December 28, 2019; (5) remove the obligation to comply with the financial covenants in Section 10.3 for the fiscal year ended December 29, 2018; (6) amend the calculation of the Fixed Charge Coverage Ratio and reduce the Fixed Charge Coverage Ratio in Section 10.3.1 for the remainder of the term of the Term Loan Agreement; (7) amend the calculation of the Net Senior Leverage Ratio and increase the Net Senior Leverage Ratio in Section 10.3.2 for the remainder of the term of the Term Loan Agreement, which may be adjusted upon a Junior Capital Raise Satisfaction Event; (8) amend the cap on add-backs for non-recurring, unusual or extraordinary chargers, business optimization expenses and other restructuring chargers or reserves and cash expenses relating to earn outs and similar obligations in the definition of EBITDA and require the Company to maintain a Minimum EBITDA as set forth in Section 10.3.3 for the remainder of the term of the Term Loan Agreement, which may be adjusted upon a Junior Capital Raise Satisfaction Event; (9) require the Company to maintain Specified Availability under the ABL Agreement in an amount not less than the greater of $12,500,000 or 10% of the Commitments (as defined in the ABL Agreement); (10) expand the definition of Permitted Indebtedness to include Subordinated Debt used to repay the Term Loan or the Specified Unsecured Prepetition Debt; and (10) provide for additional inspection and audit rights to be conducted by an advisory firm to be appointed by the Agent.

In connection with the Third Term Loan Amendment, the Company separately agreed that, commencing with the Fiscal Month ending September 28, 2019, to the extent the payment in full in cash of the Obligations has not occurred on or prior to any such date, the Company shall deliver to the Agent, in form and substance reasonably satisfactory to the Agent, on or prior to the date that is 30 days following the last day of each Fiscal Month (but within 60 days after the last month in a Fiscal Year), warrants to purchase, for a price of $0.001 per share, the Designated Percentage of the outstanding common stock of the Company, with such warrants earned in full and vesting immediately on the date of issuance; provided that the aggregate number of warrants delivered to the Agent shall not exceed warrants to purchase more than 18% of the outstanding common stock of the Company in the aggregate. “Designated Percentage” means, with respect to each Fiscal Month, (x) if the financial statements delivered pursuant to clause (c) of Section 10.1.2 of the Term Loan Agreement with respect to such Fiscal Month demonstrate that the Net Senior Leverage Ratio for the twelve consecutive Fiscal Month period ending on the last Saturday of such month is greater than or equal to 5.00:1.0, 2%, (y) if the financial statements delivered pursuant to clause (c) of Section 10.1.2 of the Term Loan Agreement with respect to such Fiscal Month demonstrate that the Net Senior Leverage Ratio for the twelve (12) consecutive Fiscal Month period ending on the last Saturday of such Fiscal Month is greater than or equal to 4.2:1.0 but less than 5.00:1.0, 1% and (z) if the financial statements delivered pursuant to clause (c) of Section 10.1.2 of the Term Loan Agreement with respect to such Fiscal Month demonstrate that the Net Senior Leverage Ratio for the twelve (12) consecutive Fiscal Month period ending on the last Saturday of such Fiscal Month is less than 4.20:1.0, 0%. Notwithstanding the foregoing, no warrants issued (collectively, the “Third Amendment Warrants”) shall be exercisable until the date by which the Company is required to deliver the financial statements with respect to the Fiscal Year ending December 28, 2019 pursuant to clause (a) of Section 10.1.2 of the New Term Loan Agreement (such date, the “2019 Financial Delivery Date”).

If, on or prior to the 2019 Financial Delivery Date, (i) the Obligations are paid in full in cash, (ii) the Junior Capital Raise Satisfaction Event has occurred or (iii) the financial statements delivered pursuant to clause (a) of Section 10.1.2 of the Term Loan Agreement with respect to the Fiscal Year ending December 28, 2019 demonstrate that, after giving effect to the payment of the Specified Unsecured Prepetition Debt, (x) the Net Senior Leverage Ratio for the four consecutive Fiscal Quarter periods ending on December 28, 2019 is less than or equal to 4.00:1.0 and (y) EBITDA for the four consecutive Fiscal Quarter periods ending on December 31, 2019 is at least $42,000,000 (any such event, a “Buy Back Event”), the Company shall have the right to buy back, for a price of $0.001 per warrant, 50% of the amount of any Third Amendment Warrants prior to such Buy Back Event.

Also on March 13, 2019, and effective as of December 29, 2018, the Company entered into the Sixth Amendment to Loan Agreement dated June 11, 2013 (the “ABL Agreement”) with its Asset-Based Lenders in order to, among other things: (1) amend the cap on add-backs for non-recurring, unusual or extraordinary charges, business optimization expenses and other restructuring charges or reserves and cash expenses relating to earn outs and similar obligations in definition of EBITDA; (2) limit the aggregate amount of outstanding Revolving Loans to no more than $10,000,000 on the last Saturday of Fiscal Year 2019 and each day during a twenty consecutive day period that includes the last Saturday of Fiscal Year 2019 if a Junior Capital Raise Satisfaction Event has not occurred, or $0 on the last Saturday of Fiscal Year 2019 and each day during a thirty-five consecutive day period that includes the last Saturday of Fiscal Year 2019 if a Junior Capital Raise Satisfaction Event has occurred; (3) expand the definition of Permitted Indebtedness to include Subordinated Debt in an aggregate principal amount not to exceed $30 million which has been used, first, to repay the Specified Unsecured Prepetition Debt, and second, to the extent the Specified Unsecured Prepetition Debt has been repaid in full, the Term Loan; and (4) condition the repayment of Indebtedness with Junior Capital Proceeds upon satisfaction of the Payment Conditions and requiring the Specified Unsecured Prepetition Debt to be repaid in full before Junior Capital Proceeds may be applied to the repayment of other Indebtedness.

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

In response to the prior period material weakness, the Company implemented new process-related manual controls and greatly enhanced existing manual controls including the documentation of those control results. These changes were made specifically related to the areas of revenue and inventory in order to address, or compensate for, certain general information technology control deficiencies identified in 2017. These enhanced new controls include more robust cycle count procedures, reviews of items shipped, including pricing, and three-way match audits. In addition, the Company has taken remediation actions related to its general information technology control deficiencies, most notably of access-related controls. The Company’s implementation of the process-related internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) remediated control issues identified during 2017.

Based on this evaluation under the criteria, management concluded that as of December 29, 2018, the Company’s internal control over financial reporting was effective for the purposes set forth in the definition of the Exchange Act.

The Company’s internal control over financial reporting as of December 29, 2018 has been audited by Grant Thornton LLP, as independent registered public accounting firm, as stated in their report dated March 14, 2019 which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

School Specialty, Inc.

Greenville, Wisconsin

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of School Specialty, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 29, 2018 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 29, 2018, and our report dated March 14, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Appleton, Wisconsin
March 14, 2019

Changes in Internal Controls

None

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)

Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2019, under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)

Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2019, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

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

(e)	There were no material changes in fiscal 2018 to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2019, under the captions “Executive Compensation Discussion and Analysis,” and which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2019, under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information,” and which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2019, under the captions “Related Party Transactions” and “Corporate Governance,” which information is incorporated by reference herein.

Item	14. Principal Accountant Fees and Services.

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2019, under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements (See Part II, Item 8).

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017

Consolidated Statements of Operations for fiscal 2018, fiscal 2017, and fiscal 2016

Consolidated Statements of Comprehensive Income (Loss) for fiscal 2018, fiscal 2017, and fiscal 2016

Consolidated Statements of Stockholders’ Equity for fiscal 2018, fiscal 2017, and fiscal 2016

Consolidated Statements of Cash Flows for fiscal 2018, fiscal 2017, and fiscal 2016

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedule (See Exhibit 99.1).

Schedule for Fiscal 2018, Fiscal 2017, and Fiscal 2016: Schedule II – Valuation and Qualifying Accounts.

(a)(3)	Exhibits.

See (b) below

(b)	Exhibits.

See the Exhibit Index, which is incorporated by reference herein

(c)	Financial Statements Excluded from Annual Report to Stockholders.

Not applicable

Item 16.	Form 10-K Summary.

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Amended and Restated Certificate of Incorporation of School Specialty, Inc., (complete copy, as Amended through August 15, 2017) as filed on November 8, 2017, incorporated herein by reference to Exhibit 3.1(a) to School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017.

3.2	Amended and Restated Bylaws dated July 9, 2014, incorporated herein by reference to Exhibit 3.1(a) of School Specialty, Inc., Current Report on Form 8-K filed July 15, 2014.

10.3	Loan Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Bank of America, N.A. as agent, incorporated herein by reference to Exhibit 10.39 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.10*	Amended and Restated Employment Agreement between Joseph M. Yorio and School Specialty, Inc., dated March 23, 2016, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.11*	Amended and Restated Stock Option Agreement between Joseph M. Yorio and School Specialty, Inc., dated March 23, 2016, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.12*	School Specialty, Inc. 2014 Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 of School Specialty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.13*	Form of Executive Stock Option Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 27, 2014.

10.14*	Form of Director Stock Appreciation Right Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 29, 2014.

10.17	First Amendment, Consent and Limited Waiver to Loan Agreement among School Specialty, Inc., and certain of its subsidiaries, Bank of America, N.A., SunTrust Bank and Bank of Montreal, as lenders, and Bank of America, N.A. as agent for the lender, incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 31, 2014.

10.19*	Employment Agreement between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 27, 2014.

10.20*	Stock Option Agreement by and between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 27, 2014.

10.24	Second Amendment to Loan Agreement among the Company, certain of its subsidiaries, Bank of America, N.A. and Bank of Montreal, as lenders, and Bank of America, N.A., as agent for the lenders, incorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2015.

10.26	Loan Agreement, dated as of April 7, 2017, by and between School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties party thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

Exhibit Number	Document Description

10.27	Guarantee and Collateral Agreement, dated as of April 7, 2017, among School Specialty, Inc., the guarantors party thereto, and TCW Asset Management Company, LLC, as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.28	Third Amendment, dated as of April 7, 2017, to the Loan Agreement among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.29	Amended and Restated Guarantee and Collateral Agreement, dated April 7, 2017, amending and restating the Guarantee and Collateral Agreement, dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto and Bank of America, N.A., as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.30*	Form of Restricted Stock Unit Award Agreement under the 2014 Incentive Plan of School Specialty, Inc., incorporated by reference to Exhibit 10.3 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.31*	Form of 2016 Incentive Bonus Agreement under the 2014 Incentive Plan of School Specialty, Inc., incorporated by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2016.

10.32*	Employment Agreement between School Specialty, Inc. and Todd Shaw, dated as of October 12, 2016, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 12, 2016.

10.33*	Employment Agreement between School Specialty, Inc. and Kevin L. Baehler, dated as of October 12, 2016, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 12, 2016.

10.34*	Form of Executive Restricted Stock Unit Agreement under the School Specialty, Inc. 2014 Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of School Specialty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.35*	Form of Director Restricted Stock Unit Agreement under the School Specialty, Inc 2014 Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of School Specialty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.36*	First Amendment dated as of August 9, 2018 to the Loan Agreement, dated as of April 7, 2017, by and between School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties party thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated by reference to Exhibit 10.1 of School Specialty’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2018.

10.37*	Fourth Amendment, dated as of August 9, 2018, to the Loan Agreement among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated by reference to Exhibit 10.1 of School Specialty’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2018.

10.38*	Second Amendment, dated as of November 7, 2018, to the Loan Agreement, dated as of April 7, 2017, by and among School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated by reference to School Specialty’s Current Report on Form 8-K dated November 7, 2018.

Exhibit Number	Document Description

10.39*	Fifth Amendment, dated as of November 7, 2018, to the Loan Agreement dated as of June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated by reference to School Specialty’s Current Report on Form 8-K dated November 7, 2018.

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

21.1	Subsidiaries of School Specialty, Inc.

23.1	Consent of Grant Thornton LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Rule13a-14(a)/15d-14(a) Certification, by Chief Executive Officer.

31.2	Rule13a-14(a)/15d-14(a) Certification, by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

99.1	Schedule II—Valuation and Qualifying Accounts.

Exhibit Number	Document Description

101	The following materials from School Specialty, Inc.’s Annual Report on Form 10-K for the year ended December 29, 2018 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2019.

SCHOOL SPECIALTY, INC.

By:	/s/ Michael Buenzow
Michael Buenzow
Interim Chief Executive Officer (Principal Executive Officer)

Each person whose signature appears below hereby constitutes and appoints Michael Buenzow and Kevin L. Baehler, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Michael Buenzow Michael Buenzow	Interim Chief Executive Officer and (Principal Executive Officer)	March 14, 2019

/s/ Kevin L. Baehler Kevin L. Baehler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2019

/s/ Gus D. Halas	Chairman of the Board	March 14, 2019
Gus D. Halas

/s/ Justin Lu	Director	March 14, 2019
Justin Lu

/s/ Scott P. Scharfman	Director	March 14, 2019
Scott P. Scharfman

/s/ Andrew E. Schultz	Director	March 14, 2019
Andrew Schultz