Form 10-Q
period 2019-03-30
SCHOOL SPECIALTY INC
filed 2019-05-08
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2019
Common Stock, $0.001 par value	7,009,739

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2019

-Index-

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, except share and per share amounts)

	March 30, 2019	December 29, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$6,435	$1,030	$10,276
Accounts receivable, less allowance for doubtful accounts of $1,374, $1,909, and $668, respectively	62,516	77,888	54,300
Inventories, net	108,929	90,061	102,232
Prepaid expenses and other current assets	12,552	15,763	15,425
Refundable income taxes	1,530	1,019	958

Total current assets	191,962	185,761	183,191
Property, plant and equipment, net	31,232	31,902	32,465
Operating lease right-of-use asset	13,043	—	—
Goodwill	4,580	4,580	26,842
Intangible assets, net	32,084	33,306	36,164
Development costs and other	14,895	14,807	16,158
Deferred income taxes long-term	290	320	9,355

Total assets	$288,086	$270,676	$304,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$70,508	$30,352	$30,400
Current operating lease liability	5,133	—	—
Accounts payable	42,442	41,277	34,544
Accrued compensation	4,707	7,302	4,423
Contract liabilities	5,166	5,641	5,113
Accrued royalties	557	2,678	1,946
Other accrued liabilities	9,603	11,379	10,048

Total current liabilities	138,116	98,629	86,474
Long-term debt - less current maturities	99,656	103,583	130,489
Operating lease liability	7,910	—	—
Other liabilities	1,043	1,101	785

Total liabilities	246,725	203,313	217,748

Commitments and contingencies - Note 14
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 50,000,000 shares authorized; 7,009,739; 7,000,000 and 7,000,000 shares issued and outstanding, respectively	7	7	7
Capital in excess of par value	123,912	125,072	123,655
Treasury stock, at cost 5,145; 0 and 0 shares, respectively	—	—	—
Accumulated other comprehensive loss	(1,946)	(2,079)	(1,661)
Accumulated deficit	(80,612)	(55,637)	(35,574)

Total stockholders’ equity	41,361	67,363	86,427

Total liabilities and stockholders’ equity	$288,086	$270,676	$304,175

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	March 30, 2019	March 31, 2018
Revenues	$95,932	$99,287
Cost of revenues	63,129	63,166

Gross profit	32,803	36,121
Selling, general and administrative expenses	52,448	57,138
Facility exit costs and restructuring	876	311
Impairment charge	283	—

Operating loss	(20,804)	(21,328)
Other expense (income):
Interest expense	4,626	3,506

Loss before benefit from income taxes	(25,430)	(24,834)
Benefit from income taxes	(455)	(6,156)

Net loss	$(24,975)	$(18,678)

Weighted average shares outstanding:
Basic EPS	7,002	7,000
Diluted EPS	7,002	7,000
Net loss per Share:
Basic	$(3.57)	$(2.67)
Diluted	$(3.57)	$(2.67)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	For the Three Months Ended
	March 30, 2019	March 31, 2018
Net loss	$(24,975)	$(18,678)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	133	(236)

Total comprehensive loss	$(24,842)	$(18,914)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands)

(in thousands)	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 29, 2018	$7	$125,072	$—	$(55,637)	$(2,079)	$67,363
Net loss	—	—	—	(24,975)	—	(24,975)
Share-based compensation expense	—	(1,160)	—	—	—	(1,160)
Foreign currency translation adjustment	—	—	—	—	133	133

Balance, March 30, 2019	$7	$123,912	$—	$(80,612)	$(1,946)	$41,361

Balance, December 30, 2017	$7	$123,083	$—	$(14,174)	$(1,425)	$107,491
Cumulative effect of change in accounting principle (1)	—	—	—	(2,722)	—	(2,722)
Net loss	—	—	—	(18,678)	—	(18,678)
Share-based compensation expense	—	572	—	—	—	572
Foreign currency translation adjustment	—	—	—	—	(236)	(236)

Balance, March 31, 2018	$7	$123,655	$—	$(35,574)	$(1,661)	$86,427

(1)	See Note 3, “Change in Accounting Principle – Revenue from Contracts with Customers,” of the notes to condensed consolidated financial statements for further discussion

See accompanying notes to consolidated financial statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Three Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(24,975)	$(18,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and intangible asset amortization expense	4,171	5,458
Amortization of development costs	958	1,304
Impairment of goodwill and intangibles	283	—
Gain on disposal of assets	—	(20)
Amortization of debt fees and other	332	269
Unrealized foreign exchange loss	14	3
Share-based compensation	(1,160)	572
Deferred taxes	—	(6,364)
Non-cash interest expense	857	602
Changes in current assets and liabilities:
Accounts receivable	15,338	16,702
Inventories	(18,869)	(26,540)
Prepaid expenses and other current assets	2,699	(1,714)
Accounts payable	1,308	7,921
Accrued liabilities	(7,538)	(14,663)

Net cash used by operating activities	(26,582)	(35,148)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,562)	(3,426)
Investment in product development costs	(1,051)	(1,229)
Proceeds from sale of assets	—	100

Net cash used in investing activities	(3,613)	(4,555)

Cash flows from financing activities:
Proceeds from bank borrowings	65,618	53,297
Repayment of debt and capital leases	(29,393)	(34,660)
Earnout payment for acquisition	(501)	(343)
Payment of debt fees and other	(131)	—

Net cash provided in financing activities	35,593	18,294

Effect of exchange rate changes on cash	7	(176)

Net increase (decrease) in cash and cash equivalents	5,405	(21,585)
Cash and cash equivalents, beginning of period	1,030	31,861

Cash and cash equivalents, end of period	$6,435	$10,276

Supplemental disclosures of cash flow information:
Interest paid	$3,437	$2,635
Income taxes paid, net	$79	$18

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which are normal and recurring in nature unless otherwise noted) considered necessary for a fair presentation have been included. The balance sheet at December 29, 2018 has been derived from School Specialty, Inc.’s (“School Specialty” or the “Company”) audited financial statements for the period ended December 29, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the period ended December 29, 2018.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” ASU No. 2016-02 requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. The new guidance requires that all leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements. Subsequently, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” ASU 2018-11 offers alternative comparative reporting requirements for initial adoption. Under ASU 2016-02, “Leases,” companies are required to adopt the new standard using a modified retrospective transition method. Under this method, a company initially applies the standard at the beginning of the earliest period presented in the financial statements. As such, entities would be required to recognize lease assets and liabilities for all leases even though they may have expired prior to the effective date. Since this method has been costly and complex to implement, the FASB has provided an additional transition method which the Company had adopted, that allows entities to initially apply the new lease standard at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. Consistent with ASU 2016-02, “Leases,”. This guidance became effective for the Company in the first quarter of fiscal 2019, see Note 4 – Change in Accounting Principles—Leases.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” ASU 2018-07 simplifies the accounting for non-employee stock-based compensation. Specifically, stock-based compensation to non-employees is now measured on the grant date by estimating the fair value of the equity compensation to be issued. Entities should remeasure non-employee stock-based compensation only for those not settled as of the measurement date through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted for interim or annual periods, but no earlier than the entity’s adoption date of Accounting Standards Codification (“ASC”) Topic 606. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other-Internal-Use Software. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective beginning January 1, 2020, with early adoption permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 3 – CHANGE IN ACCOUNTING PRINCIPLE – REVENUE FROM CONTRACTS WITH CUSTOMERS

In the first quarter of 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers.” Revenue is recognized upon the satisfaction of performance obligations, which occurs when control of the good or service transfers to the customer. Approximately 98% of the Company’s consolidated revenues are related to the sale of products. Under our standard contracts or purchase orders received from customers, the only performance obligation is the shipment of products. Revenue for products is recognized and the customer is invoiced when the control of the product transfers to the customer, which is generally when the product is shipped. The Company determines the time at which transfer and control of products has passed to its customers, and the time at which it is able to invoice the customers, based on review of contracts, sales agreements and purchase orders. Payment terms are generally established to be 30 days from the shipment date. We generally determine standalone selling prices based on the prices charged to customers for all material performance obligations.

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

1)

Equipment and furniture revenue associated with projects was previously recognized upon the completion of the project, or at customer acceptance. Under ASC 606, the Company has determined that is has two performance obligations within the project revenue stream: a) the delivery of equipment or furniture and b) the installation of the equipment or the furniture. Installation services are not typically complex and can be performed by multiple providers. The furniture is functional without customization or modification. For equipment or furniture associated with projects, the Company determined that control of the equipment or

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

furniture was transferred to the customer upon delivery of the equipment or furniture to the customer site as the customer is in possession of the product at that time. The revenue attributable to the performance obligation associated with the delivery of the equipment or furniture is accelerated under the new revenue recognition standard and recognized upon delivery. The revenue attributable to installation is recognized over time during the installation process based on costs incurred relative to total expected installation costs. Under the contract terms the customer is not billed for the equipment, furniture, or installation until the installation is complete. The Company allocates revenues to these two performance obligations using a cost plus margin approach, whereby gross margins are consistent for each component. These contracts represent the only contracts within this category in which there are remaining performance obligations, which are fulfilled upon completion of the project.

2)

Professional development or training days are provided to customers that order certain of the Company’s curriculum products, the most prominent of which is the FOSS product line. The Company bills for these training days at the same time the customer is billed for the product based on the stand-alone selling price. After the adoption of ASC 606, the Company is deferring revenue associated with providing training days and will recognize the cost associated with providing the training when the costs are incurred. The contracts represent the only contracts within this category in which there are remaining performance obligations, which are fulfilled upon delivery of the professional development days.

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

At the beginning of the first quarter of fiscal 2019, the Company’s opening contract asset balance was $2,958 and the opening contract liability balance was $5,641. At the end of the first quarter of fiscal 2019, the Company’s closing contract asset balance was $1,487 and the closing contract liability balance was $5,166. Revenue recognized during the three months ended March 30, 2019 which was outstanding as of December 29, 2018 was $1,329.

The below table shows the Company’s disaggregated revenues for the three months ended March 30, 2019 and March 31, 2018.

	For the Three Months Ended
	March 30, 2019	March 31, 2018
Distribution revenues by product line:
Supplies	$53,700	$53,432
Furniture	23,254	23,952
Instruction & Intervention	11,080	12,520
AV Tech	3,965	4,277
Agendas	159	246
Freight Revenue	1,552	1,807
Customer Allowances / Discounts	(1,887)	(1,613)

Total Distribution Segment	$91,823	$94,621
Curriculum revenues by product line:
Science	$4,109	$4,666

Total Curriculum Segment	$4,109	$4,666

Total revenues	$95,932	$99,287

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

NOTE 4 – CHANGE IN ACCOUNTING PRINCIPLE – LEASES

In the first quarter of 2019, the Company adopted ASU No. 2016-02, “Leases.” ASU No. 2016-02 requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. The new guidance requires that all leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements.

Lease assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using the Company’s incremental borrowing rate (“IBR”). The rate implicit in each lease was not readily determinable, thus the Company used its IBR of 10.5%, which was comprised of LIBOR as of December 30, 2018 of 2.5% plus the applicable margin pursuant to the Company’s New Term Loan (as defined below), or 8.0%. Lease assets also include any upfront lease payments made and exclude lease incentives. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised.

The Company leases certain distribution centers, office space, and equipment. At lease inception, the Company determined the lease term by assuming the exercise of those renewal options that are reasonably assured. Leases with an initial term of 12 months or less are not recorded in the Consolidated Condensed Balance Sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term and includes the lease expense in selling, general and administrative (“SG&A”) expense. As of December 30, 2018, the Company’s leases had remaining contractual terms up to 4 years, some of which include options to extend the leases for up to 10 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. None of the Company’s variable lease payments depend on a rate or an index; therefore, are expensed as incurred.

Following this adoption, the Company made the following elections:

•	The Company did not elect the hindsight practical expedient for all leases.

•	The Company elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases.

•

In March 2018, the FASB approved an optional transition method that allows companies to use the effective date as the date of initial application on transition. The Company elected this transition method, and as a result, will not adjust its comparative period financial information or make the newly required lease disclosures for periods before the effective date.

•	The Company elected to make the accounting policy election for short-term leases resulting in lease payments not being recorded on the Company’s balance sheet.

•	The Company elected to not separate lease and non-lease components for all leases.

Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of approximately $14,200 and lease liabilities for operating leases consisting of approximately $5,100 in current maturities and approximately $9,100 in long term maturities on December 30, 2018.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

As of March 30, 2019, future maturities of operating lease liabilities were as follows (in thousands):

Fiscal 2019 (9 months remaining)	$4,667
Fiscal 2020	5,208
Fiscal 2021	2,314
Fiscal 2022	1,524
Fiscal 2023	1,518
Thereafter	—

Total lease payments	15,231
Present value adjustment	(2,188)

Operating lease liabilities	13,043

As of December 29, 2018, the future minimum lease payments under operating leases for the Company’s fiscal years are as follows (in thousands):

Fiscal 2019	$5,449
Fiscal 2020	4,744
Fiscal 2021	2,275
Fiscal 2022	1,606
Fiscal 2023	1,577
Thereafter	122

Total minimum lease payments	$15,773

As of March 30, 2019, our operating leases had a weighted-average remaining lease term of 37 months and a weighted-average discount rate of 10.5%. Cash paid for amounts included in the measurement of operating lease liabilities was $1,540 for the three months ended March 30, 2019. Operating lease cost and short-term lease costs included in SG&A for the three months ended March 30, 2019 was approximately $1,500 and $30, respectively. The Company had no financing leases as of March 30, 2019.

NOTE 5 – INCOME TAXES

On December 22, 2017, the Tax Act was signed into law. In accordance with accounting standards, the effects of this legislation were recognized in 2017 upon enactment. The primary impact of the Tax Act of the Company related to the reduction of the Federal corporate income tax rate from 35% to 21% beginning in 2018. At December 30, 2017, our previously recorded deferred tax assets and liabilities were remeasured to reflect the 21% rate at which these assets and liabilities would be realized in future periods. A provisional amount related to a one-time transitional tax on foreign earnings and profits, disclosed but not recorded at December 31, 2017 in accordance with SEC staff accounting bulletin No. 118, was finalized during the fourth quarter of 2018 and $725 was recognized in the 2018 provision.

In fiscal 2018, the Company concluded that the realization of substantially all of its net deferred tax assets did not meet the more likely than not threshold. This conclusion was based primarily on a combination of fiscal 2018 operating performance, cumulative pre-tax net losses over the prior thirty-six months, and future forecasts of taxable income. Based on the Company’s performance in the first quarter of fiscal 2019, the Company’s conclusion regarding the more likely than not threshold did not change. The Company has Federal and state net operating losses totaling $16,696. These net operating losses cannot be carried back, but the Federal net operating loss can be carried forward indefinitely and the majority of the state net operating losses can be carried forward for 20 years.

The Company files income tax returns with the U.S., various U.S. states, and foreign jurisdictions. The most significant tax return the Company files is with the U.S. The Company’s tax returns are no longer subject to examination by the U.S. for fiscal years before 2016. The Company has various state tax audits and appeals in process at any given time. It is not anticipated that any adjustments resulting from tax examinations or appeals would result in a material change to the Company’s financial position or results of operations.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at March 30, 2019 and March 31, 2018, was $574 and $785, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

NOTE 6 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended March 30, 2019:
Basic EPS	$(24,975)	7,002	$(3.57)

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Diluted EPS	$(24,975)	7,002	$(3.57)

Three months ended March 31, 2018:
Basic EPS	$(18,678)	7,000	$(2.67)

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Basic and diluted EPS	$(18,678)	7,000	$(2.67)

The Company had weighted average stock options outstanding of 471 and 721 for the three months ended March 30, 2019 and March 31, 2018, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive. The Company had weighted average restricted stock units outstanding of 179 and 196 for the three month periods ended March 30, 2019 and March 31, 2018 and were not included in the computation of diluted EPS because they were anti-dilutive due to the net loss in the quarter.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7 – SHARE-BASED COMPENSATION EXPENSE

As of March 30, 2019, the Company had one share-based employee compensation plan: the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. On June 12, 2018, the Company’s stockholders approved an amendment to the 2014 Plan, which increased the number of shares available under the 2014 Plan by an additional 700 shares.

Options

On February 1, 2019, the 249 shares that were previously awarded to our former CEO were effectively cancelled upon his resignation. The Company did not grant stock option awards during the three month period ended March 30, 2019 and March 31, 2018.

A summary of option transactions for the three months ended March 30, 2019 and March 31, 2018 were as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at December 29, 2018	622	$18.57	428	$18.57
Granted	—
Exercised	—
Canceled	(249)	18.57

Balance at March 30, 3019	373	$18.57	283	$18.57

Balance at December 30, 2017	721	$18.57	350	$18.57
Granted	—	—
Exercised	—	—
Canceled	—	—

Balance at March 31, 2018	721	$18.57	363	$18.57

The weighted average life remaining of the stock options outstanding as of March 30, 2019 was 6.7 years and as of March 31, 2018 was 7.2 years.

Restricted Stock Units

On June 18, 2018, the Compensation Committee granted an aggregate of 109 Restricted Stock Units (“RSUs”) under the Company’s 2014 Plan to members of the Company’s senior management, with an aggregate value of $19.38 per share. 94 of the 109 RSUs that were granted were still outstanding as of the end of fiscal 2018. The RSUs have time-based vesting provisions, with one-third of the RSUs vesting on each March 15 of 2019, 2020 and 2021. The 49 RSUs that were previously awarded to the former CEO were forfeited immediately upon his resignation on February 1, 2019. On March 15, 2019, 15 of the remaining RSUs vested for which the Company issued 10 shares of common stock to members of senior management and 5 shares were used to satisfy tax withholding requirements for such persons and are reflected as Treasury Stock on the condensed consolidated balance sheet. As of the end of the first quarter 2019, 30 RSUs associated with this grant remain outstanding.

Also, on June 18, 2018, the Compensation Committee granted an aggregate of 15 RSUs under the 2014 Plan to each of the non-employee members of the Board of Directors, with an aggregate value of $19.38 per share. The RSUs have time-based vesting provisions, with all of the RSUs vesting on June 18, 2019. All of these RSUs remain outstanding as of March 30, 2019.

On March 15, 2019, the Compensation Committee granted 3 RSUs under the 2014 Plan to the non-employee director appointed to the Board of Directors on that date, with an aggregate value of $6.51 per share. These RSUs have time-based vesting conditions, and all of these RSUs vest on March 15, 2020. All of these RSUs remain outstanding as of March 30, 2019.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

On March 23, 2016, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 196 RSUs under the Company’s 2014 Plan to members of the Company’s senior management. 23 of the 196 RSUs were cancelled in fiscal 2018 in connection with the end of an executive’s employment. The RSUs were performance-based. A certain percentage of the RSUs were scheduled to vest on the third anniversary of the date of grant, with such percentage based on the 15 day Volume Weighted Average Price (“VWAP”) of the Company’s common stock prior to the vesting date. The percentage of RSUs that were scheduled to vest was determined as follows:

Vesting %	15 Day VWAP
0%	VWAP less than $15.43
20%	VWAP greater than or equal to $15.43, but less than $16.86
40%	VWAP greater than or equal to $16.86, but less than $18.29
60%	VWAP greater than or equal to $18.29, but less than $19.71
80%	VWAP greater than or equal to $19.71, but less than $21.14
100%	VWAP greater than or equal to $21.14

Due to the nature of the vesting conditions of the RSUs, a valuation methodology was needed to incorporate potential equity value paths for the Company. As such, the fair value of the RSU grants was determined under a Monte Carlo approach with a simulation of the Company’s stock price to a date that was 15 trading days prior to the vesting date. A large number of trials were run under the Monte Carlo approach to ensure an adequate sampling of different potential scenarios was achieved. Based on this approach, the fair value of the RSUs granted on March 23, 2016 was $11.55 per share. Any RSUs that vested would have been settled in shares of Company common stock. The 114 RSUs that were previously awarded to the former CEO were forfeited immediately upon his resignation on February 1, 2019. As of March 23, 2019, the VWAP was determined to be less than $15.43 and as a result, these RSUs did not vest and were canceled.

Stock Appreciation Rights

On May 28, 2014, the Board granted 39 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. On September 28, 2015, the Board granted 39 SARs to each of the two new non-employee members of the Board. On January 17, 2018, the Board granted 39 SARs to its new non-employee member of the Board. Each SAR has a grant date value of $18.57 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. As the Company’s stock trading price was less than each SAR’s exercise price as of September 29, 2018, expense of $99 recorded for the SARs during the three months ended June 30, 2018 was effectively reversed as of September 29, 2018 based on the trading price of the stock on that date. The SARs vested or will vest as to one-half of the SARs on the second anniversary of the date of grant and vested or will vest as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. In the second quarter of 2018, 39 of the outstanding SARs were exercised by a member of the Board and $31 of expense was recognized. Total SARs that remain outstanding as of March 30, 2019 are 154.

The following table presents the share-based compensation expense recognized for the three month periods ended March 30, 2019 and March 31, 2018:

	For the Three Months Ended
	March 30, 2019		March 31, 2018
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$64	$63	$383	$287
SARs	—	—	—	—
RSUs	(1,224)	(1,200)	189	142

Total stock-based compensation expense	$(1,160)		$572

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. The Company records actual forfeitures in the period the forfeiture occurs. During the first quarter of fiscal 2019, 249 stock options and 163 RSUs were forfeited, resulting in negative stock-based compensation expense during the period. Stock-based compensation expense associated with stock options and RSUs are non-cash expenses which are recorded to additional paid in capital. Stock-based compensation expense associated with SARs must be cash-settled and are recorded to other accrued liabilities until settled.

The total unrecognized share-based compensation expense as of March 30, 2019 and March 31, 2018 was as follows:

	March 30, 2019	March 31, 2018
Stock Options, net of actual forfeitures	$863	$2,039
SARs	—	—
RSUs	631	739

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

March 30, 2019	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$13,294	$(5,402)	$7,892
Publishing rights (20 years)	4,000	(1,167)	2,833
Trademarks (20 years)	26,587	(7,228)	19,359
Developed technology (7 years)	6,600	(5,500)	1,100
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(1,200)	—
Favorable leasehold interests (10 years)	2,160	(1,260)	900

Total intangible assets	$58,241	$(26,157)	$32,084

December 29, 2018	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$13,294	$(5,136)	$8,158
Publishing rights (20 years)	4,000	(1,117)	2,883
Trademarks (20 years)	26,587	(6,612)	19,975
Developed technology (7 years)	6,600	(5,264)	1,336
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(1,200)	—
Favorable leasehold interests (10 years)	2,160	(1,206)	954

Total intangible assets	$58,241	$(24,935)	$33,306

March 31, 2018	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$13,294	$(4,334)	$8,960
Publishing rights (20 years)	4,000	(967)	3,033
Trademarks (20 years)	26,587	(5,615)	20,972
Developed technology (7 years)	6,600	(4,557)	2,043
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(1,160)	40
Favorable leasehold interests (10 years)	2,160	(1,044)	1,116

Total intangible assets	$58,241	$(22,077)	$36,164

Intangible asset amortization expense was included in selling, general and administrative (“SG&A”) expense. Intangible asset amortization expense for the three month periods ended March 30, 2019 and March 31, 2018, was $939 and $999, respectively. The Company recorded a non-cash impairment charge of $283 for the three months ended March 30, 2019 related to the discontinuation of a licensed product tradename previously recorded in the Distribution segment.

Intangible asset amortization expense for each of the five succeeding fiscal years is expected to be as follows:

Fiscal 2019 (9 months remaining)	$2,803
Fiscal 2020	3,187
Fiscal 2021	2,794
Fiscal 2022	2,794
Fiscal 2023	2,668
Fiscal 2024	2,578

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The table below shows the allocation of the recorded goodwill as of March 30, 2019 and March 31, 2018 for both the reporting units and reporting segments.

	Distribution Segment	Curriculum Segment	Total
Goodwill	$—	$4,580	$4,580

Balance at March 30, 2019	$—	$4,580	$4,580

Goodwill	$—	$4,580	$4,580

Balance at December 29, 2018	$—	$4,580	$4,580

Goodwill	$22,262	$4,580	$26,842

Balance at March 31, 2018	$22,262	$4,580	$26,842

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 30, 2019	December 29, 2018	March 31, 2018
Projects in progress	$5,435	$3,768	$6,347
Buildings and leasehold improvements	2,876	2,876	2,989
Furniture, fixtures and other	69,165	68,285	61,799
Machinery and warehouse equipment	14,956	14,903	13,813

Total property, plant and equipment	92,432	89,832	84,948
Less: Accumulated depreciation	(61,200)	(57,930)	(52,483)

Net property, plant and equipment	$31,232	$31,902	$32,465

Depreciation expense for the three month periods ended March 30, 2019 and March 31, 2018 was $3,232 and $4,459, respectively. For the three months ended March 30, 2019, $3,179 of depreciation expense was recorded as SG&A expense and $53 of depreciation expense was categorized as cost of revenues. For the three months ended March 31, 2018, $4,421 of depreciation expense was recorded as SG&A expense and $38 of depreciation expense was categorized as cost of revenues.

NOTE 10 – DEBT

Long-term debt consisted of the following:

	March 30, 2019	December 29, 2018	March 31, 2018
ABL Facility, maturing in 2022	$38,725	$—	$27,300
New Term Loan, maturing in 2022	109,490	111,725	113,274
Unamortized New Term Loan Debt Issuance Costs	(3,634)	(2,799)	(3,040)
Deferred Cash Payment Obligations, maturing in 2019	25,583	25,009	23,355

Total debt	170,164	133,935	160,889
Less: Current maturities	(70,508)	(30,352)	(30,400)

Total long-term debt	$99,656	$103,583	$130,489

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

On March 13, 2019, and effective as of December 29, 2018, the Company entered into a Sixth Amendment to the ABL Facility with its Asset-Based Lenders in order to, among other things: (1) amend the cap on add-backs for non-recurring, unusual or extraordinary charges, business optimization expenses and other restructuring charges or reserves and cash expenses relating to earn outs and similar obligations in definition of EBITDA; (2) limit the aggregate amount of outstanding revolving loans to no more than $10,000 on the last Saturday of fiscal year 2019 and each day during a twenty consecutive day period that includes the last Saturday of fiscal year 2019 if a junior capital raise event has not occurred, or $0 on the last Saturday of fiscal year 2019 and each day during a thirty-five consecutive day period that includes the last Saturday of fiscal year 2019 if a junior capital raise event has occurred; (3) expand the definition of permitted indebtedness to include subordinated debt in an aggregate principal amount not to exceed $30,000 which have been used, first, to repay the deferred cash payment obligations, and second, to the extent the deferred cash payment obligations have been repaid in full, the New Term Loan; and (4) condition the repayment of indebtedness with junior capital proceeds upon satisfaction of the payment conditions and requiring the deferred cash payment obligations to be repaid in full before junior capital proceeds may be applied to the repayment of other indebtedness.

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

The effective interest rate under the ABL Facility for the three months ended March 30, 2019 was 8.24%, which includes interest on borrowings of $303, amortization of loan origination fees of $136 and commitment fees on unborrowed funds of $93. As of March 30, 2019, the outstanding balance on the ABL Facility was $38,725. The effective interest rate under the ABL Facility for the three months ended March 31, 2018 was 12.74%, which includes interest on borrowings of $83, amortization of loan origination fees of $104 and commitment fees on unborrowed funds of $109. As of March 31, 2018, the outstanding balance on the ABL Facility was $27,300. The Company has estimated that the fair value of its ABL Facility (valued under level 3) as of March 30, 2019 approximated the carrying value of $38,725.

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

Under the New Term Loan Agreement, the Term Loan Lenders agreed to make a term loan (the “New Term Loan”) to the Company in aggregate principal amount of $140,000. The initial draw on the New Term Loan at closing was $110,000. These proceeds, along with proceeds received from a draw on the ABL Facility (as defined below), were used to repay the Term Loan which had a remaining principal balance including accrued interest of $118,167. The New Term Loan Agreement provided for a delayed draw feature that allowed the Company to draw up to an additional $30,000 through April 7, 2019. The ability to access the delayed draw commitment was subject to compliance with certain terms and conditions. The proceeds from the delayed draw could be used to fund distributions, permitted acquisitions, and repayments of existing indebtedness. In the third quarter of fiscal 2017, the Company drew $14,000 under the delayed draw term loan feature in conjunction with the Triumph Learning acquisition. At the Company’s option, the New Term Loan interest rate will be either the prime rate or the LIBOR rate (with a LIBOR floor of 1.0%), plus an applicable margin based on the Company’s net senior leverage ratio. The Company may specify the interest rate period of one, three or six months for interest on loans under the New Term Loan Agreement bearing interest based on the LIBOR rate.

The New Term Loan matures on April 7, 2022. The New Term Loan required scheduled quarterly principal payments of 0.625% of the original principal amount which commenced June 30, 2017 and continue through the quarter ended March 31, 2019. Subsequent to March 31, 2019, the scheduled quarterly principal payments are 1.250% of the original principal amount. Required scheduled quarterly principal payments on borrowings under the delayed-draw feature begin in the quarter following a draw on this feature. In addition to scheduled quarterly principal repayments, the New Term Loan Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including but not limited to certain asset dispositions, extraordinary receipts, and the issuance or sale of any indebtedness or equity interests (other than permitted issuances or sales). The New Term Loan Agreement also requires prepayments at specified levels from the Company’s excess cash flow. In the first quarter of fiscal 201, the Company made a $951 repayment of principal based on fiscal 2018 excess cash flow. The Company is also permitted to voluntarily prepay the New Term Loan in whole or in part. Voluntary prepayments made before April 7, 2018 will be subject to an early prepayment fee of 2.0%, while any voluntary prepayment made on or after April 7, 2018, but before April 7, 2019, will be subject to a 1.0% early prepayment fee. Voluntary prepayments made on or after April 7, 2019 will not be subject to an early payment fee. All prepayments of the loans will be applied first to that portion of the loans comprised of prime rate loans and then to that portion of loans comprised of LIBOR rate loans. The New Term Loan Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants commencing with the fiscal quarter ending September 30, 2017 relating to the Company’s fixed charge coverage ratio and net senior leverage ratio, and an annual limitation on capital expenditures and product development investments, collectively.

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

On March 13, 2019, and effective as of December 29, 2018, the Company entered into the Third Amendment (the “Third Term Loan Amendment”) of its New Term Loan Agreement in order to, among other things: (1) increase the applicable margin based on the net senior leverage ratio and to further increase the applicable margin by a PIK interest rate which will be subject to adjustment based on the net senior leverage ratio; (2) provide the Agent with certain board observation rights; (3) limit the aggregate amount of outstanding revolving loans to no more than $10,000 on the last Saturday of fiscal year 2019 and each day during a twenty consecutive day period that includes the last Saturday of fiscal year 2019 if the Company has not raised $25,000 in junior capital proceeds, the proceeds of which were used in the manner specified in the New Term Loan Amendment, or $0 on the last Saturday of fiscal year 2019 and each day during a thirty-five consecutive day period that includes the last Saturday of fiscal year 2019 if a junior capital raise event has occurred; (4) reduce the limit on capital expenditures to $12,500 in the aggregate for the four fiscal quarters ending March 30, 2019, June 29, 2019, and September 28, 2019 and $10,000 in the aggregate for the four fiscal quarters ending December 28, 2019; (5) remove the obligation to comply with the net senior leverage ratio and fixed charge coverage ratio financial covenants for the fiscal year ended December 29, 2018; (6) amend the calculation of the fixed charge coverage ratio and reduce the fixed charge coverage ratio for the remainder of the term of the New Term Loan Agreement; (7) amend the calculation of the net senior leverage ratio and increase the net senior leverage ratio for the remainder of the term of the New Term Loan Agreement, which may be adjusted upon a junior capital raise satisfaction event; (8) amend the cap on add-backs for non-recurring, unusual or extraordinary charges, business optimization expenses and other restructuring charges or reserves and cash expenses relating to earn outs and similar obligations in the definition of EBITDA and require the Company to maintain a minimum EBITDA for the remainder of the term of the New Term Loan Agreement, which may be adjusted upon a junior capital raise satisfaction event; (9) require the Company to maintain specified availability under the ABL Agreement in an amount not less than the greater of $12,500 or 10% of the commitments (as defined in the ABL Agreement); (10) expand the definition of permitted indebtedness to include subordinated debt used to repay the New Term Loan or the deferred cash payment obligations; and (11) provide for additional inspection and audit rights to be conducted by an advisory firm to be appointed by the Agent.

In connection with the Third Term Loan Amendment, the Company separately agreed that, commencing with the Fiscal Month ending September 28, 2019, to the extent the payment in full in cash of the Obligations has not occurred on or prior to any such date, the Company shall deliver to the Agent, in form and substance reasonably satisfactory to the Agent, on or prior to the date that is 30 days following the last day of each Fiscal Month (but within 60 days after the last month in a fiscal year), warrants to purchase, for a price of $0.001 per share, the Designated Percentage of the outstanding common stock of the Company, with such warrants earned in full and vesting immediately on the date of issuance; provided that the aggregate number of warrants delivered to the Agent shall not exceed warrants to purchase more than 18% of the outstanding common stock of the Company in the aggregate. “Designated Percentage” means, with respect to each Fiscal Month, (x) if the financial statements delivered pursuant to the New Term Loan Agreement with respect to such fiscal month demonstrate that the net senior leverage ratio for the twelve consecutive fiscal month period is greater than or equal to 5.00:1.0, 2%, (y) if the financial statements delivered pursuant to the New Term Loan Agreement with respect to such fiscal month demonstrate that the net senior leverage ratio for the twelve consecutive fiscal month period is greater than or equal to 4.2:1.0 but less than 5.00:1.0, 1% and (z) if the financial statements delivered pursuant to the New Term Loan Agreement with respect to such fiscal month demonstrate that the net senior leverage ratio for the twelve consecutive fiscal month period is less than 4.20:1.0, 0%. Notwithstanding the foregoing, no warrants issued shall be exercisable until the date by which the Company is required to deliver the financial statements with respect to the fiscal year ending December 28, 2019.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

If, on or prior to the 2019 financial delivery date, (i) the New Term Loan obligations are paid in full in cash, (ii) the junior capital raise satisfaction event has occurred or (iii) the financial statements delivered pursuant to the New Term Loan Agreement with respect to the Fiscal Year ending December 28, 2019 demonstrate that, after giving effect to the payment of the deferred cash payment obligations, the net senior leverage ratio for the four consecutive fiscal quarter periods ending on December 28, 2019 is less than or equal to 4.00:1.0 and EBITDA for the four consecutive fiscal quarter periods ending on December 31, 2019 is at least $42,000, the Company shall have the right to buy back, for a price of $0.001 per warrant, 50% of the amount of any third amendment warrants prior to such buy back event.

The Company accounts for the obligation to issue the warrants as a derivative that is bifurcated from the New Term Loan. This accounting treatment will result in the Company recording a liability within long-term liabilities based on a third-party valuation of the derivative to be completed in the second quarter of fiscal 2019. The Company’s preliminary valuation indicates that the liability is not expected to be material to the Company’s balance sheet. The value of the derivative also is considered a debt issuance cost which will be recorded as an offset to the debt within long-term liabilities. The derivative liability will be marked-to-market each quarter the derivative is outstanding. The debt issuance costs associated with the derivative will be charged to interest expense as non-cash interest on a quarterly basis. The Company estimated that the first quarter 2019 impact of both the mark-to-market adjustment for the value of the derivative and the non-cash interest expense for the debt issuance costs associated with the derivative were immaterial.

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

The effective interest rate under the New Term Loan for the three months ended March 30, 2019 was 12.54%, which includes interest on borrowings of $3,230 and amortization of loan origination fees of $286. As of March 30, 2019, the outstanding balance on the New Term Loan Credit Agreement was $109,490. Of this amount, $6,200 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. The effective interest rate under the New Term Loan for the three months ended March 31, 2018 was 8.56%, which includes interest on borrowings of $2,430 and amortization of loan origination fees of $177. As of March 31, 2018, the outstanding balance on the New Term Loan Credit Agreement was $113,274. Of this amount, $3,100 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

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

The Company’s reconciliation of general unsecured claims was completed in fiscal 2015. As of March 30, 2019, the Company’s deferred payment obligations were $25,583, of which $3,094 represents a 20% recovery for the general unsecured creditors and $12,095 represents a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $10,394 related to accrued paid-in-kind interest.

The Company has estimated that the fair value of its Deferred Cash Payment Obligations (valued under Level 3) approximates $25,568 as of March 30, 2019. The Company estimated the fair value for its Deferred Cash Payment Obligations based upon the net present value of future cash flows using the discount rate that is consistent with our New Term Loan.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 11 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive loss during the three months ended March 30, 2019 and March 31, 2018 were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 29, 2018	$(2,079)
Other comprehensive income (loss) before reclassifications	133

Accumulated Other Comprehensive Income (Loss) at March 30, 2019	$(1,946)

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 30, 2017	$(1,425)
Other comprehensive income before reclassifications	(236)

Accumulated Other Comprehensive Income (Loss) at March 31, 2018	$(1,661)

NOTE 12 – RESTRUCTURING

In the three months ended March 30, 2019 and March 31, 2018, the Company recorded restructuring costs associated with severance related to staffing reductions. The following is a reconciliation of accrued restructuring costs for these periods and are included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 29, 2018	$—	$—	$1,133	$1,133
Amounts charged to expense	—	—	876	876
Payments	—	—	(1,008)	(1,008)

Accrued Restructuring Costs at March 30, 2019	$—	$—	$1,001	$1,001

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 30, 2017	$—	$—	$50	$50
Amounts charged to expense	—	—	311	311
Payments	—	—	(189)	(189)

Accrued Restructuring Costs at March 31, 2018	$—	$—	$172	$172

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Curriculum segment is a publisher of proprietary core curriculum, primarily FOSS and Delta Science Module products, in the science category within the preK-12 education market. The Curriculum segment has a sales team which is unique from the Distribution sales team and focuses exclusively on the products within this segment. In addition, these products have specific product development requirements, and customer purchasing decisions are made in a different manner than the products represented in our Distribution segment. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies as included in the Company’s Report on Form 10-K for the fiscal year ended December 29, 2018.

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

	Three Months Ended	Three Months Ended
	March 30, 2019	March 31, 2018
Revenues:
Distribution	$91,823	$94,621
Curriculum	4,109	4,666

Total	$95,932	$99,287

Gross Profit:
Distribution	$30,842	$33,942
Curriculum	1,961	2,179

Total	$32,803	$36,121

Operating income (loss) and loss before taxes:
Operating income (loss)	(20,804)	(21,328)
Interest expense and reorganization items, net	4,626	3,506

Income (loss) before provision for or benefit from income taxes	$(25,430)	$(24,834)

	March 30, 2019	December 29, 2018	March 31, 2018
Identifiable assets:
Distribution	$234,894	$227,744	$238,470
Curriculum	46,393	41,666	46,690
Corporate assets	6,799	1,266	19,015

Total	$288,086	$270,676	$304,175

	Three Months Ended	Three Months Ended
	March 30, 2019	March 31, 2018
Depreciation and amortization of intangible assets and development costs:
Distribution	$4,390	$5,973
Curriculum	740	789

Total	$5,129	$6,762

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$3,012	$3,696
Curriculum	601	959

Total	$3,613	$4,655

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table shows the Company’s revenues by each major product line within its two segments:

	For the Three Months Ended
	March 30, 2019	March 31, 2018
Distribution revenues by product line:
Supplies	$53,700	$53,432
Furniture	23,254	23,952
Instruction & Intervention	11,080	12,520
AV Tech	3,965	4,277
Agendas	159	246
Freight Revenue	1,552	1,807
Customer Allowances / Discounts	(1,887)	(1,613)

Total Distribution Segment	$91,823	$94,621
Curriculum revenues by product line:
Science	$4,109	$4,666

Total Curriculum Segment	$4,109	$4,666

Total revenues	$95,932	$99,287

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Quarterly Overview

School Specialty is a leading provider of educational products, services and programs serving the PreK12 education market across the United States and Canada. We offer more than 100,000 items through an innovative two-pronged marketing and sales approach that targets both school administrators and individual teachers. School Specialty designs, develops and delivers a broad assortment of innovative and proprietary products, programs and services to the education marketplace, including essential classroom supplies, furniture, educational technology, supplemental learning resources (“Instruction & Intervention”), science curriculum solutions, and evidence-based safety and security training. The Company applies its unmatched team of subject-matter experts and customized planning, development and project management tools to deliver this comprehensive offering as the 21st Century Safe School®, a concept built around best-practice school environments that support the social, emotional, mental, and physical safety of students – improving both learning outcomes and school district performance. The Company provides educators with innovative and proprietary products and services, from basic school supplies to 21st century learning environments to Science, English and Language Arts (“ELA”), and Math core and supplemental instructional materials. Through its nationwide distribution network, School Specialty also provides its customers with access to a broad spectrum of trusted, third-party brands across its business segments. This assortment strategy enables the Company to offer a broad range of products primarily serving the preK-12 education market at the state, district and school levels. The Company is expanding the distribution of its products beyond selling directly to the education market into channels such as partnerships with e-tailers and healthcare facilities.

Our goal is to grow profitably as a leading provider of supplies, learning environment solutions, services and curriculum for the education market. We have experienced four consecutive years of overall revenue growth. One of our fiscal 2019 objectives is to return to balanced revenue growth. We plan to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names and distribution capabilities and transforming the Company’s sales and marketing to a team-based selling approach focused on new customer acquisition, customer retention and penetration, and expanding into new markets or product areas. In addition, we will continue to present our uniquely comprehensive value propositions to schools. We believe this will enable us to drive deeper penetration of the full scope of our product offerings. New revenue streams may include opportunities in areas that could expand our addressable market, such as distribution to non-education customers, expansion into new product lines, continued growth in our e-tail partnerships, and potentially, abroad in select international markets. In addition, the Company is committed to continuing to invest in product development in order to expand and improve its product offerings.

While remaining focused on lowering costs through consolidation and process improvement, the Company is equally focused on revenue growth and gross margin management. The Company believes the following initiatives will contribute to continued revenue growth, while effectively managing gross margin and operating costs:

•	Successful execution of a new team sell model and to market strategy;

•	Properly positioning the Company’s unique and comprehensive value proposition;

•	Improve the effectiveness of margin management through a renewed emphasis on selling proprietary brands;

•	Development of an effective strategy to manage pricing in competitive bidding scenarios;

•	Increase product category specific sales and support expertise; and

•	Execute on key platform investments to both drive efficiency and improve customer experiences.

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

Three Months Ended March 30, 2019 Compared to Three Months Ended March 31, 2018

Revenues

Revenues of $95.9 million for the three months ended March 30, 2019 decreased by $3.4 million, or 3.4%, as compared to the three months ended March 31, 2018.

Distribution segment revenues of $91.8 million for the three months ended March 30, 2019 decreased by 3.0%, or $2.8 million, from the three months ended March 31, 2018. Revenues from the Instruction & Intervention and Furniture product categories are driving this decline year-over-year. While Instruction & Intervention product line revenues decreased $1.4 million, or 11.5%, in the quarter, order rates have improved over the first month of the second quarter. Furniture revenues were down year-over-year $0.7 million, or 2.9%, in the quarter due to timing. The Furniture opportunity pipeline remains strong and supports our full year expectations. Revenues for Supplies were up $0.3 million, or 0.5%, and incoming orders during the first month of the second quarter have continued to show improvement. AV Tech revenues of $4.0 million were down $0.3 million as compared to last year’s first quarter, modestly below the Company’s expectations.

Curriculum segment revenues of $4.1 million for the three months ended March 30, 2019 decreased by 11.9%, or $0.6 million from the three months ended March 31, 2018. Our first quarter is historically the lowest quarter for both revenues and order activity. We continue to anticipate significant revenue growth in the Curriculum segment in 2019 due to the increased opportunities in both state adoptions, particularly California, and open territories. Our outlook for California adoption revenues remain consistent with original expectations although we project a majority of this adoption spend will occur in 2020 versus 2019. In addition, our opportunity pipeline in open territories continues to build, and we currently have significantly more large and medium opportunities in our Curriculum pipeline than we had in 2018. While the competitive landscape has changed since the last major adoption cycle with an increase in the number of competing products which could affect our adoption revenues, we believe the quality and effectiveness of our FOSS program is superior which we are highlighting in both our marketing and sales positioning.

Gross Profit

Gross profit for the three months ended March 30, 2019 was $32.8 million, as compared to $36.1 million for the three months ended March 31, 2018. Gross margin for the three months ended March 30, 2019 was 34.2%, as compared to 36.4% for the three months ended March 31, 2018.

Distribution segment gross margin was 33.6% for the three months ended March 30, 2019, as compared to 35.9% for the three months ended March 31, 2018. Rate variances at a product line level negatively impacted gross margin by 150 basis points in the current year first quarter. A year-over-year shift in product mix, primarily related to decreased Instruction & Intervention revenues, negatively impacted gross margin by 80 bps in the first quarter of 2019. The Distribution segment gross margin for the first quarter of fiscal 2019 improved by 360 bps from the Distribution segment’s gross margin in the fourth quarter of fiscal 2018.

Curriculum segment gross margin was 47.7% for the three months ended March 30, 2019, as compared to 46.7% for the three months ended March 31, 2018.

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

SG&A decreased $4.6 million in the first quarter of fiscal 2019, from $57.1 million for the three months ended March 31, 2018 to $52.5 million for the three months ended March 30, 2019. Fixed compensation and benefit costs decreased by $1.4 million in the first quarter of fiscal 2019 due to lower staffing levels. Stock-based compensation expense was down year-over-year by $1.7 million as previously recognized unvested RSU expense for the former CEO was reversed in the first quarter of 2019. Variable SG&A expenses, consisting primarily of fulfillment center labor, outbound transportation costs and commissions, decreased by $0.2 million in the first quarter of fiscal 2019 versus the first quarter of fiscal 2018 due to lower volume. Depreciation and amortization expense decreased by $1.3 million in the current year first quarter related primarily to incremental depreciation in fiscal 2018 associated with the Company’s new phone system implementation.

As a percent of revenue, SG&A decreased from 57.5% for the three months ended March 31, 2018 to 54.7% for the three months ended March 30, 2019.

Impairment Charges

For the three months period ended March 30, 2019, the Company recorded an impairment of $0.3 million related to the discontinuation of the use of a tradename. The Company did not have an impairment charge in the first quarter of fiscal 2018.

Facility exit costs and restructuring

For the three-month period ended March 30, 2019, the Company recorded $0.9 million of facility exit costs and restructuring charges. For the three-month period ended March 31, 2018, the Company recorded $0.3 million of facility exit costs and restructuring charges. The amounts in both periods were entirely related to severance.

Interest Expense

Interest expense increased from $3.5 million for the three months ended March 31, 2018 to $4.6 million for the three months ended March 30, 2019. Cash interest expense increased $0.8 million in the current year quarter due primarily to an increase in average borrowings of $6.8 million for the first quarter of fiscal 2019 versus the first quarter of fiscal 2018. In addition, our cash interest rate increased by approximately 170 basis points in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018 due to a combination of a year-over-year increase in LIBOR of approximately 80 basis points and an increase in our applicable margin of approximately 90 basis due primarily to an increase in our senior leverage ratio over the past twelve months.

Non-cash interest expense increased by $0.3 million in the first quarter of fiscal 2019 due incremental paid-in-kind interest related to our New Term Loan.

Benefit from Income Taxes

The benefit from income taxes was $0.5 million for the three months ended March 30, 2019, as compared to tax benefit of $6.2 million for the three months ended March 31, 2018.

The effective income tax rate for the three months ended March 30, 2019 and the three months ended March 31, 2018 was 1.8% and 24.8%, respectively. The tax benefit recorded for the three months ended March 30, 2019 is expected to be offset by tax provisions recognized against the net income to be generated over the remainder of fiscal 2019. Based on the Company’s current full year forecast, it anticipates utilizing a net operating loss in fiscal 2019. The Company expects cash taxes to be approximately $0.5 million in fiscal 2019.

Liquidity and Capital Resources

At March 30, 2019, the Company had net working capital of $53.8 million, a decrease of $42.9 million as compared to March 31, 2018. Net working capital in the current year includes both $6.4 million of cash and $70.5 million of current maturities of long-term debt. The Company estimates that the carrying values of its accounts receivable and accounts payable, as shown in the condensed consolidated balance sheets, approximate fair value. The Company’s capitalization at March 30, 2019 was $211.6 million and consisted of total debt of $170.2 million and stockholders’ equity of $41.4 million.

Net cash used by operating activities was $26.9 million and $35.1 million for the three months ended March 30, 2019 and March 31, 2018, respectively. The decrease in cash used by operating activities related primarily to working capital changes. As of fiscal 2018 year end, the Company’s working capital balances were higher than historical year end working capital balances due to the impact of late order and split order fulfillment in fiscal 2018. In the first quarter of fiscal 2019, the Company’s cash used for working capital changes was down $11.2 million versus the first quarter of fiscal 2018. This year-over-year decrease reflects that working capital balances are returning to historical levels. In addition, in the first month of the second quarter of fiscal 2019, cash collections of accounts receivable have increased by $5.0 million as compared to accounts receivable collections in the first month of last year’s second quarter.

Net cash used in investing activities was $3.6 million in the first three months of fiscal 2019 as compared to $4.6 million in the first three months of fiscal 2018. The Company expects net cash used in investing activities to decrease by approximately $2.4 million for the full year fiscal 2019 as compared to full year fiscal 2018 due to lower investments in the Company’s e-commerce platform and product information management systems as these projects are approaching completion. The completion of these projects is expected to result in improvements to the Company’s platforms and processes and lower both ongoing operating costs and future investments.

Net cash provided by financing activities was $35.6 million in fiscal 2019 versus $18.3 million in fiscal 2018. In both periods the net cash provided from financing activities represents net draws from the ABL Facility, which combined with beginning of period cash balances, were used to fund operating and investing cash outflows, as well as Term Loan repayments in fiscal 2019. Outstanding borrowings on the ABL Facility were $38.7 million as of March 30, 2019, while the excess availability on that date for the ABL Facility was $26.3 million. The Company repaid principal on its Term Loan in the amount of $2.5 million during the first three months of fiscal 2019, which consisted of an excess cash flow payment of $1.0 million and regularly scheduled principal payments of $1.5 million.

As of March 30, 2019, the Company is in compliance with its financial covenants under the ABL Agreement and New Term Loan Agreement, as amended, and believes it will maintain compliance with these covenants over the next twelve months.

We believe that our cash flow from operations and borrowings available from our ABL Facility will be sufficient to meet our liquidity requirements for the next twelve months, including anticipated capital expenditures, product development expenditures, and repayment of the deferred cash payment obligations.

The increase in current maturities in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018 is due to the deferred cash payment obligations which are payable in December 2019. The Company expects to have adequate capacity under the ABL Facility to pay such amounts. However, the amendments described in note 10 give the Company the flexibility to raise new junior capital to refinance the deferred cash payment obligations before they mature subject to certain conditions.

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

All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof. We do not undertake to update any forward-looking statements that may be made by us or on our behalf, in this Quarterly Report on Form 10-Q or otherwise. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the risk factors set forth in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Other risks and uncertainties include, but are not limited to, the following: failure to comply with restrictive covenants under our credit facilities and other debt instruments; material adverse effects on our operating flexibility resulting from our debt levels; our ability to refinance our currently maturing debt; volatile or uncertain economic conditions; inability to timely respond to the needs of our clients; declining school budgets; cyberattack or improper disclosure or loss of sensitive or confidential company, employee or client data; increasing competition with our Science Curriculum products; and other factors that may be disclosed from time to time in our SEC filings or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in qualitative and quantitative disclosures about market risk from what was reported on Form 10-K for the fiscal year ended December 29, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares of common stock acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended March 30, 2019:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2018 – January 26, 2019	—	—	—	—
January 27, 2019 – February 23, 2019	—	—	—	—
February 24, 2019 – March 30, 2019	5,145	$6.60	—	—

Total	5,145	$6.60	—	—

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Third Amendment, dated as of March 13, 2019, to the Loan Agreement, dated as of April 7, 2017, by and among School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 13, 2019.

10.2	Sixth Amendment, dated as of March 13, 2019, to the Loan Agreement dated as of June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated March 13, 2019.

10.3	Resignation and General Release Agreement, dated February 1, 2019, between the Company and Joseph M. Yorio, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 1, 2019.

10.4	Engagement Agreement, dated February 1, 2019, between the Company and FTI Consulting, Inc., incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 1, 2019.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

May 8, 2019	/s/ Michael Buenzow
Date	Michael Buenzow
Interim Chief Executive Officer
(Principal Executive Officer)

May 8, 2019	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)