Form 10-Q
period 2019-06-29
SCHOOL SPECIALTY INC
filed 2019-08-12
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Emerging growth company	☐

Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2019
Common Stock, $0.001 par value	7,025,219

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2019

		Page Number
PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at June 29, 2019, December 29, 2018 and June 30, 2018	2

	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 29, 2019 and June 30, 2018	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Six Months Ended June 29, 2019 and June 30, 2018	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months and Six Months Ended June 29, 2019 and for the Six Months Ended June 30, 2018	5

	Condensed Consolidated Statements of Cash Flows for Six Months Ended June 29, 2019 and June 30, 2018	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

ITEM 4.	CONTROLS AND PROCEDURES	37

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	38

ITEM 6.	EXHIBITS	38

-Index-

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, except share and per share amounts)

	June 29, 2019	December 29, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$7,236	$1,030	$8,640
Accounts receivable, less allowance for doubtful accounts of $1,721, $1,909, and $1,310, respectively	87,345	77,888	90,470
Inventories, net	122,308	90,061	131,761
Prepaid expenses and other current assets	22,535	15,763	21,154
Refundable income taxes	138	1,019	2,115

Total current assets	239,562	185,761	254,140
Property, plant and equipment, net	30,761	31,902	32,063
Operating lease right-of-use asset	12,528	—	—
Goodwill	4,580	4,580	26,842
Intangible assets, net	31,149	33,306	35,184
Development costs and other	14,489	14,807	16,191
Deferred income taxes long-term	291	320	8,347

Total assets	$333,360	$270,676	$372,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities – long-term debt	$94,971	$30,352	$64,600
Current operating lease liability	5,203	—	—
Accounts payable	62,060	41,277	61,894
Accrued compensation	7,161	7,302	8,209
Contract liabilities	5,414	5,641	5,804
Accrued royalties	1,591	2,678	1,998
Other accrued liabilities	13,908	11,379	12,265

Total current liabilities	190,308	98,629	154,770
Long-term debt – less current maturities	96,429	103,583	130,437
Operating lease liability	7,403	—	—
Other liabilities	3,353	1,101	792

Total liabilities	297,493	203,313	285,999

Commitments and contingencies – Note 15

Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 50,000,000 shares authorized; 7,025,219; 7,000,000 and 7,000,000 shares issued and outstanding, respectively	7	7	7
Capital in excess of par value	124,183	125,072	124,149
Treasury stock, at cost 5,145; 0 and 0 shares, respectively	(34)	—	—
Accumulated other comprehensive loss	(1,821)	(2,079)	(1,832)
Accumulated deficit	(86,468)	(55,637)	(35,556)

Total stockholders’ equity	35,867	67,363	86,768

Total liabilities and stockholders’ equity	$333,360	$270,676	$372,767

See accompanying notes to condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues	$160,609	$169,272	$256,541	$268,559
Cost of revenues	107,930	110,528	171,060	173,694

Gross profit	52,679	58,744	85,481	94,865
Selling, general and administrative expenses	50,532	53,808	102,980	110,946
Impairment Charges	—	—	283	—
Facility exit costs and restructuring	334	171	1,210	482

Operating income (loss)	1,813	4,765	(18,992)	(16,563)

Other expense (income):
Interest expense	4,960	3,688	9,586	7,194
Change in fair value of derivative	1,082	—	1,082	—

Income (loss) before provision for (benefit from) income taxes	(4,229)	1,077	(29,660)	(23,757)
Provision for (benefit from) income taxes	1,627	1,059	1,171	(5,097)

Net income (loss)	$(5,856)	$18	$(30,831)	$(18,660)

Weighted average shares outstanding:
Basic EPS	7,012	7,000	7,007	7,000
Diluted EPS	7,012	7,129	7,007	7,000

Net loss per Share:
Basic	$(0.84)	$0.00	$(4.40)	$(2.67)
Diluted	$(0.84)	$0.00	$(4.40)	$(2.67)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income (loss)	$(5,856)	$18	$(30,831)	$(18,660)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	125	(171)	258	(407)

Total comprehensive income (loss)	$(5,731)	$(153)	$(30,573)	$(19,067)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands)

(in thousands)	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 29, 2018	$7	$125,072	$—	$(55,637)	$(2,079)	$67,363
Net loss	—	—	—	(24,975)	—	(24,975)
Purchase of treasury stock	—	—	—	—	—	—
Share-based compensation	—	(1,160)	—	—	—	(1,160)
Foreign currency translation adjustment	—	—	—	—	133	133

Balance, March 30, 2019	$7	$123,912	$—	$(80,612)	$(1,946)	$41,361

Net loss	—	—	—	(5,856)	—	(5,856)
Purchase of treasury stock	—	—	(34)	—	—	(34)
Share-based compensation	—	271	—	—	—	271
Foreign currency translation adjustment	—	—	—	—	125	125

Balance, June 29, 2019	$7	$124,183	$(34)	$(86,468)	$(1,821)	35,867

Balance, December 30, 2017	$7	$123,083	$—	$(14,174)	$(1,425)	$107,491
Cumulative effect of change in accounting principle (1)	—	—	—	(2,722)	—	(2,722)
Net loss	—	—	—	(18,660)	—	(18,660)
Share-based compensation	—	1,066	—	—	—	1,066
Foreign currency translation adjustment	—	—	—	—	(407)	(407)

Balance, June 30, 2018	$7	$124,149	$—	$(35,556)	$(1,832)	$86,768

See accompanying notes to condensed consolidated financial statements.

(1)	See Note 3, “Change in Accounting Principle – Revenue from Contracts with Customers,” of the notes to condensed consolidated financial statements for further discussion.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(30,831)	$(18,660)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible asset amortization expense	8,513	9,393
Amortization of development costs	2,301	2,687
Impairment of goodwill and intangibles	283	—
Gain on disposal of assets	—	(20)
Amortization of debt fees and other	823	541
Change in fair value of derivative	1,082	—
Unrealized foreign exchange (gain) loss	(15)	69
Share-based compensation expense	(889)	1,066
Deferred taxes	—	(5,355)
Non-cash interest expense.	1,722	1,170
Changes in current assets and liabilities:
Accounts receivable	(9,402)	(21,261)
Inventories	(32,246)	(56,071)
Prepaid expenses and other current assets	(5,890)	(6,850)
Accounts payable	21,066	35,118
Accrued liabilities	(623)	(7,744)

Net cash used by operating activities	(44,106)	(65,917)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,497)	(5,978)
Investment in product development costs	(2,003)	(2,650)
Proceeds from sale of assets	—	100

Net cash used in investing activities	(7,500)	(8,528)

Cash flows from financing activities:
Proceeds from bank borrowings	113,595	117,228
Repayment of debt and capital leases	(55,046)	(65,166)
Earnout payment for acquisition	(501)	(625)
Payment of debt fees and other	(131)	—
Purchase of treasury stock	(34)	—

Net cash provided in financing activities	57,883	51,437

Effect of exchange rate changes on cash	(71)	(213)

Net decrease in cash and cash equivalents	6,206	(23,221)
Cash and cash equivalents, beginning of period	1,030	31,861

Cash and cash equivalents, end of period	$7,236	$8,640

Supplemental disclosures of cash flow information:
Interest paid	$7,041	$5,483
Income taxes paid, net	$305	$1,245

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the condensed consolidated financial statements are issued. In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As of June 29, 2019, the Company had $7.2 million in cash and excess availability of $54.2 million on its ABL facility. The Company is in compliance with all debt covenants as of the end of the second quarter of fiscal 2019. However, the Company’s operating results were below plan in the first six months of 2019 and the terms of the borrowing arrangements provide restrictions on the borrowing capacity, such that the Company may not have the liquidity necessary to retire currently maturing debt obligations and may not be able to remain in compliance with future period covenants, which could result in a default and in the Company’s inability to continue as a going concern.

Management believes that the Company’s ability to continue as a going concern is dependent on successfully concluding in the second half of fiscal 2019 a combination of obtaining the additional funding necessary to repay its currently maturing debt obligations, executing its business plan to improve operating profits, and renegotiating certain terms of its existing debt facilities. Management has taken steps to hire an investment banker to assist in seeking additional capital financing, and management is also maintaining ongoing discussions with its current lenders. The Board and management believe that these steps, if successful, will result in enhanced liquidity and therefore mitigate the factors which raise doubt about the Company’s ability to continue as a going concern. While management believes that its actions to improve the Company’s financial performance, its engagement of an investment banker to identify additional funding and its discussions with existing lenders will enable the Company to retire currently-maturing debt, there can be no assurance that additional debt or other financing will be available to the Company in sufficient amounts and on acceptable terms or at all, that the Company’s current lenders will agree to modify the terms of its debt facilities on acceptable terms or at all, or that the Company will achieve its forecasted performance at the level necessary to provide adequate liquidity and/or covenant compliance. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 – CHANGE IN ACCOUNTING PRINCIPLE – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

In the analysis of the revenue streams, the Company identified three areas for which the timing of revenue recognition did change.

1)

Equipment and furniture revenue associated with projects was previously recognized upon the completion of the project, or at customer acceptance. Under ASC 606, the Company has determined that is has two performance obligations within the project revenue stream: a) the delivery of equipment or furniture and b) the installation of the equipment or the furniture. Installation services are not typically complex and can be performed by multiple providers. The furniture is functional without customization or modification. For equipment or furniture associated with projects, the Company determined that control of the equipment or furniture was transferred to the customer upon delivery of the equipment or furniture to the customer site as the customer is in possession of the product at that time. The revenue attributable to the performance obligation associated with the delivery of the equipment or furniture is accelerated under the new revenue

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

recognition standard and recognized upon delivery. The revenue attributable to installation is recognized over time during the installation process based on costs incurred relative to total expected installation costs. Under the contract terms, the customer is not billed for the equipment, furniture, or installation until the installation is complete. The Company allocates revenues to these two performance obligations using a cost plus margin approach, whereby gross margins are consistent for each component. These contracts represent the only contracts in which there are remaining performance obligations, which are fulfilled upon completion of the project.

2)

Professional development or training days are provided to customers that order certain of the Company’s curriculum products, the most prominent of which is the FOSS product line. The Company bills for these training days at the same time the customer is billed for the product based on the stand-alone selling price. After the adoption of ASC 606, the Company is deferring revenue associated with providing training days and will recognize the cost associated with providing the training when the costs are incurred. These contracts represent the only contracts in which there are remaining performance obligations, which are fulfilled upon delivery of the professional development days.

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

At the beginning of the second quarter of fiscal 2019, the Company’s opening contract asset balance was $1,487 and the opening contract liability balance was $5,166. At the end of the second quarter of fiscal 2019, the Company’s closing contract asset balance was $8,649 and the closing contract liability balance was $5,414. Revenue recognized during the six months ended June 29, 2019 which was outstanding as of December 29, 2018 was $3,979.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The below table shows the Company’s disaggregated revenues for the three months and six months ended June 29, 2019 and June 30, 2018.

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Distribution revenues by product line:
Supplies	$77,005	$80,241	$130,701	$133,673
Furniture	53,583	52,354	76,837	76,305
Instruction & Intervention	14,055	14,337	25,135	26,858
AV Tech	4,207	4,089	8,172	8,366
Agendas	2,019	4,588	2,181	4,834
Freight Revenue .	2,231	2,581	3,783	4,387
Customer Allowances / Discounts	(2,995)	(2,415)	(4,881)	(4,028)

Total Distribution Segment	$150,105	$155,775	$241,928	$250,395

Curriculum revenues by product line:
Science	$10,504	$13,497	$14,613	$18,164

Total Curriculum Segment	$10,504	$13,497	$14,613	$18,164

Total revenues	$160,609	$169,272	$256,541	$268,559

Revenues from the sale of products comprise the significant portion of revenues in all product categories in the above table. Except as described above, the product revenues associated with the above disaggregated revenues are recorded when control of goods or services are transferred to the customer. The Furniture category includes installation revenues that are recorded over time as installation services are incurred. The Instruction & Intervention category includes subscription revenues which are recognized over the subscription period, typically twelve months. All product categories are impacted by school budget funding.

NOTE 5 – CHANGE IN ACCOUNTING PRINCIPLE – LEASES

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

The Company leases certain distribution centers, office space, and equipment. At lease inception, the Company determined the lease term by assuming the exercise of those renewal options that are reasonably assured. Leases with an initial term of 12 months or less are not recorded in the Condensed Consolidated Balance Sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term and includes the lease expense in selling, general and administrative (“SG&A”) expense. As of December 30, 2018, the Company’s leases had remaining contractual terms up to 4 years, some of which include options to extend the leases for up to 10 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. None of the Company’s variable lease payments depend on a rate or an index; therefore, are expensed as incurred.

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

As of June 29, 2019, future maturities of operating lease liabilities were as follows (in thousands):

Fiscal 2019 (6 months remaining)	$3,229
Fiscal 2020	5,442
Fiscal 2021	2,554
Fiscal 2022	1,771
Fiscal 2023	1,772
Thereafter	64

Total lease payments	14,832
Present value adjustment	(2,225)

Operating lease liabilities	12,607

As of December 29, 2018, the future minimum lease payments under operating leases for the Company’s fiscal years are as follows (in thousands):

Fiscal 2019	$5,449
Fiscal 2020	4,744
Fiscal 2021	2,275
Fiscal 2022	1,606
Fiscal 2023	1,577
Thereafter	122

Total minimum lease payments	$15,773

As of June 29, 2019, our operating leases had a weighted-average remaining lease term of 36 months and a weighted-average discount rate of 10.5%. Cash paid for amounts included in the measurement of operating lease liabilities was $1,582 for the three months ended June 29, 2019 and $3,123 for the six months ended June 29, 2019. Operating lease cost and short-term lease costs included in SG&A for the three months ended June 29, 2019 was approximately $1,900 and $20, respectively. Operating lease cost and short-term lease costs included in SG&A for the six months ended June 29, 2019 was approximately $3,400 and $50, respectively. The Company had no financing leases as of June 29, 2019.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 6 - INCOME TAXES

On December 22, 2017, the Tax Act was signed into law. In accordance with accounting standards, the effects of this legislation were recognized in 2017 upon enactment. The primary impact of the Tax Act on the Company related to the reduction of the Federal corporate income tax rate from 35% to 21% beginning in 2018. At December 30, 2017, our previously recorded deferred tax assets and liabilities were remeasured to reflect the 21% rate at which these assets and liabilities would be realized in future periods. A provisional amount related to a one-time transitional tax on foreign earnings and profits, disclosed but not recorded at December 31, 2017 in accordance with SEC staff accounting bulletin No. 118, was finalized during the fourth quarter of 2018 and $725 was recognized in the 2018 provision.

In fiscal 2018, the Company concluded that the realization of substantially all of its net deferred tax assets did not meet the more likely than not threshold. This conclusion was based primarily on a combination of fiscal 2018 operating performance, cumulative pre-tax net losses over the prior thirty-six months, and future forecasts of taxable income. Based on the Company’s performance in the first half of fiscal 2019, the Company’s conclusion regarding the more likely than not threshold did not change. The Company has Federal and state net operating losses totaling $16,696. These net operating losses cannot be carried back, but the Federal net operating loss can be carried forward indefinitely and the majority of the state net operating losses can be carried forward for 20 years. The Company’s accumulated unremitted earnings from foreign affiliates are expected to be repatriated to the parent entity within the next twelve months. Accordingly, the Company recorded a foreign withholding tax of $835 related to the accumulated unremitted foreign earnings.

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

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at June 29, 2019, December 29, 2018, and June 30, 2018, was $1,043, $1,101, and $792, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its condensed consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7 - EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended June 29, 2019:
Basic EPS	$(5,856)	7,012	$(0.84)

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—
Effect of dilutive derivatives	—	—

Diluted EPS	$(5,856)	7,012	$(0.84)

Three months ended June 30, 2018:
Basic EPS	$18	7,000	$0.00

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	129

Basic and diluted EPS	$18	7,129	$0.00

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Six months ended June 29, 2019:
Basic EPS	$(30,831)	7,007	$(4.40)

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—
Effect of dilutive derivatives	—	—

Basic and diluted EPS	$(30,831)	7,007	$(4.40)

Six months ended June 30, 2018:
Basic EPS	$(18,660)	7,000	$(2.67)

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Basic and diluted EPS	$(18,660)	7,000	$(2.67)

The Company had weighted average stock options outstanding of 367 and 714 for the three months ended June 29, 2019 and June 30, 2018, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive. The Company had weighted average stock options outstanding of 419 and 718 for the six months ended June 29, 2019 and June 30, 2018, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

The Company had weighted average restricted stock units outstanding of 63 and 120 for the three and six month periods ended June 29, 2019, respectively, and were not included in the computation of diluted EPS because they were anti-dilutive. The Company had weighted average restricted stock units outstanding of 214 and 205 for the three and six month periods ended June 30, 2018, respectively.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Based on the Company’s current senior leverage ratio as of June 29, 2019, the maximum number of potential warrants that could be issued to our New Term Loan lender could be 1,265. These warrants were not included in our computation of diluted EPS because they were anti-dilutive. See Note 11 - Debt for additional information regarding the warrants.

NOTE 8 – SHARE-BASED COMPENSATION EXPENSE

As of June 29, 2019, the Company had one share-based employee compensation plan: the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. On June 12, 2018, the Company’s stockholders approved an amendment to the 2014 Plan, which increased the number of shares available under the 2014 Plan by an additional 700 shares.

Options

On February 1, 2019, the 249 shares that were previously awarded to our former CEO were effectively cancelled upon his resignation. The Company did not grant stock option awards during the three and six month periods ended June 29, 2019. On May 29, 2019, 16 shares were effectively cancelled due to an employee’s termination.

A summary of option transactions for the six months ended June 29, 2019 and June 30, 2018 were as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at December 29, 2018	622	$18.57	428	$18.57
Granted	—
Exercised	—
Canceled	(265)	18.57

Balance at June 29, 2019	357	$18.57	278	$18.57

Balance at December 30, 2017	721	$18.57	350	$18.57
Granted	—
Exercised	—
Canceled	(14)	18.57

Balance at June 30, 2018	707	$18.57	433	$18.57

The weighted average life remaining of the stock options outstanding as of June 29, 2019 was 6.3 years and as of June 30, 2018 was 6.9 years.

Restricted Stock Units

On June 18, 2018, the Compensation Committee granted an aggregate of 109 Restricted Stock Units (“RSUs”) under the Company’s 2014 Plan to members of the Company’s senior management, with an aggregate value of $19.38 per share. 94 of the 109 RSUs that were granted were still outstanding as of the end of fiscal 2018. The RSUs have time-based vesting provisions, with one-third of the RSUs vesting on each March 15 of 2019, 2020 and 2021. The 49 RSUs that were previously awarded to the former CEO were forfeited immediately upon his resignation on February 1, 2019. On March 15, 2019, 15 of the remaining RSUs vested for which the Company issued 10 shares of common stock to members of senior management and 5 shares were used to satisfy tax withholding requirements for such persons and are reflected as Treasury Stock on the condensed consolidated balance sheet. As of the end of the second quarter of 2019, 30 RSUs associated with this grant remain outstanding.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Also, on June 18, 2018, the Compensation Committee granted an aggregate of 15 RSUs under the 2014 Plan to the non-employee members of the Board of Directors, with an aggregate value of $19.38 per share. The RSUs have time-based vesting provisions and vested on June 18, 2019. The Company issued 15 shares of common stock to each of the non-employee members of the Board of Directors.

On March 15, 2019, the Compensation Committee granted 3 RSUs under the 2014 Plan to the non-employee director appointed to the Board of Directors on that date, with an aggregate value of $6.25 per share. These RSUs have time-based vesting conditions, and all of these RSUs vest on March 15, 2020. All of these RSUs remain outstanding as of June 29, 2019.

On June 6, 2019 the Compensation Committee granted an aggregate of 45 RSUs under the 2014 Plan to members of the Company’s senior management, with an aggregate value of $5.55 per share. The RSUs have time-based vesting provisions, with one-third of the RSUs vesting on each March 15 of 2020, 2021 and 2022. All of these RSUs remain outstanding as of June 29, 2019.

Also, on June 6, 2019, the Compensation Committee granted an aggregate of 19 RSUs under the 2014 Plan to the non-employee members of the Board of Directors, with an aggregate value of $5.55 per share. The RSUs have time-based vesting provisions, with all of the RSUs vesting on June 6, 2020. All of these RSUs remain outstanding as of June 29, 2019.

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

Due to the nature of the vesting conditions of the RSUs, a valuation methodology was needed to incorporate potential equity value paths for the Company. As such, the fair value of the RSU grants was determined under a Monte Carlo approach with a simulation of the Company’s stock price to a date that was 15 trading days prior to the vesting date. A large number of trials were run under the Monte Carlo approach to ensure an adequate sampling of different potential scenarios was achieved. Based on this approach, the fair value of the RSUs granted on March 23, 2016 was $11.55 per share. Any RSUs that vested would have been settled in shares of Company common stock. The 114 RSUs that were previously awarded to the former CEO were forfeited immediately upon his resignation on February 1, 2019. As of March 23, 2019, the VWAP was determined to be less than $15.43 and as a result, all of the remaining RSUs from the March 23, 2016 grant did not vest and were canceled.

Stock Appreciation Rights

On May 28, 2014, the Board granted 39 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. On September 28, 2015, the Board granted 39 SARs to each of the two new non-employee members of the Board. On January 17, 2018, the Board granted 39 SARs to its new non-employee member of the Board. Each SAR has a grant date value of $18.57 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. As the Company’s stock trading price was less than each SAR’s

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

exercise price as of September 29, 2018, expense of $99 recorded for the SARs during the three months ended June 30, 2018 was effectively reversed as of September 29, 2018 based on the trading price of the stock on that date. The SARs vested or will vest as to one-half of the SARs on the second anniversary of the date of grant and vested or will vest as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. In the second quarter of 2018, 39 of the outstanding SARs were exercised by a member of the Board and $31 of expense was recognized. Total SARs that remain outstanding as of June 29, 2019 are 154.

The following table presents the share-based compensation recognized for the three and six month periods ended June 29, 2019 and June 30, 2018:

	For the Three Months Ended
	June 29, 2019		June 30, 2018
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$98	$96	$267	$200
SARs	—	—	131	98
RSUs	173	170	227	170

Total stock-based compensation	$271		$625

	For the Six Months Ended
	June 29, 2019		June 30, 2018
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$162	$159	$651	$488
SARs	—	—	131	98
RSUs	(1,051)	(1,030)	415	311

Total stock-based compensation	$(889)		$1,197

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying condensed consolidated statements of operations. The Company records actual forfeitures in the period the forfeiture occurs. During the three and six month periods ended June 29, 2019, 16 stock options and zero RSUs were forfeited and 265 stock options and 166 RSUs were forfeited, respectively, resulting in negative stock-based compensation expense during the six month period. Stock-based compensation expense associated with stock options and RSUs are non-cash expenses which are recorded to additional paid in capital. Stock-based compensation expense associated with SARs must be cash-settled and are recorded to other accrued liabilities until settled.

The total unrecognized share-based compensation expense as of June 29, 2019 and June 30, 2018 was as follows:

	June 29, 2019	June 30, 2018
Stock Options, net of actual forfeitures.	$685	$1,701
SARs.	—	55
RSUs	888	2,921

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

June 29, 2019	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$13,294	$(5,670)	$7,624
Publishing rights (20 years)	4,000	(1,217)	2,783
Trademarks (20 years)	26,587	(7,555)	19,032
Developed technology (7 years)	6,600	(5,736)	864
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(1,200)	—
Favorable leasehold interests (10 years)	2,160	(1,314)	846

Total intangible assets	$58,241	$(27,092)	$31,149

December 29, 2018	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$13,294	$(5,136)	$8,158
Publishing rights (20 years)	4,000	(1,117)	2,883
Trademarks (20 years)	26,587	(6,612)	19,975
Developed technology (7 years)	6,600	(5,264)	1,336
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(1,200)	—
Favorable leasehold interests (10 years)	2,160	(1,206)	954

Total intangible assets	$58,241	$(24,935)	$33,306

June 30, 2018	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$13,294	$(4,601)	$8,693
Publishing rights (20 years)	4,000	(1,017)	2,983
Trademarks (20 years)	26,587	(5,948)	20,639
Developed technology (7 years)	6,600	(4,793)	1,807
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(1,200)	—
Favorable leasehold interests (10 years)	2,160	(1,098)	1,062

Total intangible assets	$58,241	$(23,057)	$35,184

Intangible asset amortization expense was included in selling, general and administrative (“SG&A”) expense. Intangible asset amortization expense for the three month periods ended June 29, 2019 and June 30, 2018, was $934 and $979, respectively. Intangible asset amortization expense for the six month periods ended June 29, 2019 and June 30, 2018, was $1,874 and $1,979, respectively. The Company recorded a non-cash impairment charge of $283 for the three and six months ended March 30, 2019 related to the discontinuation of a licensed product tradename previously recorded in the Distribution segment.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Intangible asset amortization expense for each of the five succeeding fiscal years is expected to be as follows:

Fiscal 2019 (6 months remaining)	$1,868
Fiscal 2020	3,187
Fiscal 2021	2,794
Fiscal 2022	2,794
Fiscal 2023	2,668
Fiscal 2024	2,578

The table below shows the allocation of the recorded goodwill as of June 29, 2019 and June 30, 2018 for both the reporting units and reporting segments.

	Distribution Segment	Curriculum Segment	Total
Goodwill	$—	$4,580	$4,580

Balance at June 29, 2019	$—	$4,580	$4,580

Goodwill	$—	$4,580	$4,580

Balance at December 29, 2018	$—	$4,580	$4,580

Goodwill	$22,262	$4,580	$26,842

Balance at June 30, 2018	$22,262	$4,580	$26,842

Due to the Curriculum segment revenues for fiscal 2019 falling below the Company’s expectations, as of the end of the second quarter, the Company tested the segment’s goodwill for an impairment. Based on the results of this test, the Company concluded that there was no impairment.

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 29, 2019	December 29, 2018	June 30, 2018
Projects in progress	$2,972	$3,768	$2,983
Buildings and leasehold improvements	2,908	2,876	2,971
Furniture, fixtures and other	72,980	68,285	64,828
Machinery and warehouse equipment	15,195	14,903	14,595

Total property, plant and equipment	94,055	89,832	85,377
Less: Accumulated depreciation	(63,294)	(57,930)	(53,314)

Net property, plant and equipment	$30,761	$31,902	$32,063

Depreciation expense for the three and six month periods ended June 29, 2019 and June 30, 2018 was $3,407 and $2,955 and $6,639 and $7,414, respectively.

For the three months ended June 29, 2019, $3,356 of depreciation expense was recorded as SG&A expense and $51 of depreciation expense was categorized as cost of revenues. For the three months ended June 30, 2018, $2,916 of depreciation expense was recorded as SG&A expense and $39 of depreciation expense was categorized as cost of revenues.

For the six months ended June 29, 2019, $6,536 of depreciation expense was recorded as SG&A expense and $103 of depreciation expense was categorized as cost of revenues. For the six months ended June 30, 2018, $7,337 of depreciation expense was recorded as SG&A expense and $77 of depreciation expense was categorized as cost of revenues.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 11 – DEBT

Long-term debt consisted of the following:

	June 29, 2019	December 29, 2018	June 30, 2018
ABL Facility, maturing in 2022	$62,600	$—	$61,500
New Term Loan, maturing in 2022	108,228	111,725	112,499
Unamortized New Term Loan Debt Issuance Costs	(5,599)	(2,799)	(2,872)
Deferred Cash Payment Obligations, maturing in 2019	26,171	25,009	23,910

Total debt	191,400	133,935	195,037
Less: Current maturities	(94,971)	(30,352)	(64,600)

Total long-term debt	$96,429	$103,583	$130,437

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

On March 13, 2019, and effective as of December 29, 2018, the Company entered into a Sixth Amendment to the ABL Facility with its Asset-Based Lenders in order to, among other things: (1) amend the cap on add-backs for non-recurring, unusual or extraordinary charges, business optimization expenses and other restructuring charges or reserves and cash expenses relating to earn outs and similar obligations in definition of EBITDA; (2) amend the calculation of the net senior leverage ratio; (3) limit the aggregate amount of outstanding revolving loans to no more than $10,000 on the last Saturday of fiscal year 2019 and each day during a twenty consecutive day period that includes the last Saturday of fiscal year 2019 if a junior capital raise event has not occurred, or $0 on the last Saturday of fiscal year 2019 and each day during a thirty-five consecutive day period that includes the last Saturday of fiscal year 2019 if a junior capital raise event has occurred; (4) expand the definition of permitted indebtedness to include subordinated debt in an aggregate principal amount not to exceed $30,000 the proceeds of which have been used, first, to repay the deferred cash payment obligations, and second, to the extent the deferred cash payment obligations have been repaid in full, to repay the New Term Loan; and (5) condition the repayment of indebtedness with junior capital proceeds upon satisfaction of the payment conditions and requiring the deferred cash payment obligations to be repaid in full before junior capital proceeds may be applied to the repayment of other indebtedness.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The effective interest rate under the ABL Facility for the three months ended June 29, 2019 was 5.9%, which includes interest on borrowings of $627, amortization of loan origination fees of $118 and commitment fees on unborrowed funds of $66. The effective interest rate under the ABL Facility for the three months ended June 30, 2018 was 5.3%, which includes interest on borrowings of $455, amortization of loan origination fees of $104 and commitment fees on unborrowed funds of $73.

The effective interest rate under the ABL Facility for the six months ended June 29, 2019 was 6.6%, which includes interest on borrowings of $929, amortization of loan origination fees of $254 and commitment fees on unborrowed funds of $159. The effective interest rate under the ABL Facility for the six months ended June 30, 2018 was 6.5%, which includes interest on borrowings of $538, amortization of loan origination fees of $208 and commitment fees on unborrowed funds of $181.

As of June 29, 2019, the outstanding balance on the ABL Facility was $62,600. As of June 30, 2018, the outstanding balance on the ABL Facility was $61,500. The Company has estimated that the fair value of its ABL Facility (valued under level 3) as of June 29, 2019 approximated the carrying value of $62,600.

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

The New Term Loan matures on April 7, 2022. The New Term Loan required scheduled quarterly principal payments of 0.625% of the original principal amount which commenced June 30, 2017 and continued through the quarter ended March 31, 2019. Subsequent to March 31, 2019, the scheduled quarterly principal payments are 1.250% of the original principal amount. Required scheduled quarterly principal payments on borrowings under the delayed-draw feature begin in the quarter following a draw on this feature. In addition to scheduled quarterly principal repayments, the New Term Loan Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including but not limited to certain asset dispositions, extraordinary receipts, and the issuance or sale of any indebtedness or equity interests (other than permitted issuances or sales).

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The New Term Loan Agreement also requires prepayments at specified levels from the Company’s excess cash flow. In the first quarter of fiscal 2019, the Company made a $951 repayment of principal based on fiscal 2018 excess cash flow. The Company is also permitted to voluntarily prepay the New Term Loan in whole or in part. Voluntary prepayments made before April 7, 2018 were subject to an early prepayment fee of 2.0%, while any voluntary prepayment made on or after April 7, 2018, but before April 7, 2019, were subject to a 1.0% early prepayment fee. Voluntary prepayments made on or after April 7, 2019 will not be subject to an early payment fee. All prepayments of the loans will be applied first to that portion of the loans comprised of prime rate loans and then to that portion of loans comprised of LIBOR rate loans. The New Term Loan Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants commencing with the fiscal quarter ending September 30, 2017 relating to the Company’s fixed charge coverage ratio and net senior leverage ratio, and an annual limitation on capital expenditures and product development investments, collectively.

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

If, on or prior to the 2019 financial delivery date, (i) the New Term Loan obligations are paid in full in cash, (ii) the junior capital raise satisfaction event has occurred or (iii) the financial statements delivered pursuant to the New Term Loan Agreement with respect to the Fiscal Year ending December 28, 2019 demonstrate that, after giving effect to the payment of the deferred cash payment obligations, the net senior leverage ratio for the four consecutive fiscal quarter periods ending on December 28, 2019 is less than or equal to 4.00:1.0 and EBITDA for the four consecutive fiscal quarter periods ending on December 31, 2019 is at least $42,000, the Company shall have the right to buy back, for a price of $0.001 per warrant, 50% of the amount of any third amendment warrants outstanding prior to such buy back event.

The Company accounted for the obligation to issue the warrants as a derivative that is bifurcated from the New Term Loan. This accounting treatment resulted in the Company recording a liability in the amount of $1,228 within other liabilities based on a valuation of the derivative completed in the second quarter of fiscal 2019. This liability was offset by issuance costs classified as a debt discount, also be recorded within long-term debt. The liability is marked to market each quarter the derivative is outstanding. In the second quarter of fiscal 2019, the Company recorded a non-cash charge of $1,082 as a change in fair value and the derivative was valued at $2,310 as of the end of the second quarter of fiscal 2019. The amortization of the issuance costs associated with the derivative is charged to interest expense on a quarterly basis as non-cash interest, which amounted to $96 for the three and six months ended June 29, 2019.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The effective interest rate under the New Term Loan for the three months ended June 29, 2019 was 12.9%, which includes interest on borrowings of $3,175 and amortization of loan origination fees of $387. The effective interest rate under the New Term Loan for the three months ended June 30, 2018 was 8.7%, which includes interest on borrowings of $2,310 and amortization of loan origination fees of $180.

The effective interest rate under the New Term Loan for the six months ended June 29, 2019 was 12.7%, which includes interest on borrowings of $6,405 and amortization of loan origination fees of $673. The effective interest rate under the New Term Loan for the six months ended June 30, 2018 was 8.6%, which includes interest on borrowings of $4,740 and amortization of loan origination fees of $358.

As of June 29, 2019, the outstanding balance on the New Term Loan Credit Agreement was $108,228. Of this amount, $6,200 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets. As of June 30, 2018, the outstanding balance on the New Term Loan Credit Agreement was $112,499. Of this amount, $3,100 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

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

The Company’s reconciliation of general unsecured claims was completed in fiscal 2015. As of June 29, 2019, the Company’s deferred payment obligations were $26,171, of which $3,094 represents a 20% recovery for the general unsecured creditors and $12,095 represents a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $10,982 related to accrued paid-in-kind interest.

The Company has estimated that the fair value of its Deferred Cash Payment Obligations (valued under Level 3) approximates $26,115 as of June 29, 2019. The Company estimated the fair value for its Deferred Cash Payment Obligations based upon the net present value of future cash flows using the discount rate that is consistent with our New Term Loan.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive loss during the six months ended June 29, 2019 and June 30, 2018 were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 29, 2018	$(2,079)
Other comprehensive income (loss) before reclassifications	133

Accumulated Other Comprehensive Income (Loss) at March 30, 2019	$(1,946)

Other comprehensive income (loss) before reclassifications	125

Accumulated Other Comprehensive Income (Loss) at June 29, 2019	$(1,821)

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 30, 2017	$(1,425)
Other comprehensive income (loss) before reclassifications	(236)

Accumulated Other Comprehensive Income (Loss) at March 31, 2018	$(1,661)

Other comprehensive income (loss) before reclassifications	(171)

Accumulated Other Comprehensive Income (Loss) at June 30, 2018	$(1,832)

NOTE 13 – RESTRUCTURING

In the three and six months ended June 29, 2019 and June 30, 2018, the Company recorded restructuring costs associated with severance related to staffing reductions. The following is a reconciliation of accrued restructuring costs for these periods and are included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 29, 2018	$—	$—	$1,133	$1,133
Amounts charged to expense	—	—	876	876
Payments	—	—	(1,008)	(1,008)

Accrued Restructuring Costs at March 30, 2019	$—	$—	$1,001	$1,001

Amounts charged to expense	—	—	334	334
Payments	—	—	(451)	(451)

Accrued Restructuring Costs at June 29, 2019	$—	$—	$884	$884

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 30, 2017	$—	$—	$50	$50
Amounts charged to expense	—	—	311	311
Payments	—	—	(189)	(189)

Accrued Restructuring Costs at March 31, 2018	$—	$—	$172	$172

Amounts charged to expense	—	—	171	171
Payments	—	—	(258)	(258)

Accrued Restructuring Costs at June 30, 2018	$—	$—	$85	$85

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 14 - SEGMENT INFORMATION

The Company determines its operating segments based on the information utilized by the chief operating decision maker, the Company’s Interim Chief Executive Officer, to allocate resources and assess performance. Based on this information, the Company has determined that it is organized in two operating segments, Distribution and Curriculum, which also constitute its reportable segments. The Company operates principally in the United States, with limited operations in Canada.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues:
Distribution	$150,105	$155,775	$241,928	$250,395
Curriculum	10,504	13,497	14,613	18,164

Total	$160,609	$169,272	$256,541	$268,559

Gross Profit:
Distribution	$46,993	$50,803	$77,835	$84,745
Curriculum	5,686	7,941	7,646	10,120

Total	$52,679	$58,744	$85,481	$94,865

Operating income (loss) and loss before taxes:
Operating income (loss)	$1,813	$4,765	$(18,992)	$(16,563)
Interest expense	6,042	3,688	10,668	7,194

Income (loss) before provision for or benefit from income taxes	$(4,229)	$1,077	$(29,660)	$(23,757)

	June 29, 2019	December 29, 2018	June 30, 2018
Identifiable assets:
Distribution	$268,656	$227,744	$301,838
Curriculum	45,843	41,666	54,629
Corporate assets	18,861	1,266	16,300

Total.	$333,360	$270,676	$372,767

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Depreciation and amortization of intangible assets and development costs:
Distribution	$5,260	$4,771	$9,649	$10,743
Curriculum	425	547	1,165	1,336

Total	$5,685	$5,318	$10,814	$12,080

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$3,312	$3,051	$6,324	$6,747
Curriculum	575	922	1,176	1,881

Total	$3,887	$3,973	$7,500	$8,628

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table shows the Company’s revenues by each major product line within its two segments:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Distribution revenues by product line:
Supplies	$77,005	$80,241	$130,701	$133,673
Furniture	53,583	52,354	76,837	76,305
Instruction & Intervention	14,055	14,337	25,135	26,858
AV Tech	4,207	4,089	8,172	8,366
Agendas	2,019	4,588	2,181	4,834
Freight Revenue .	2,231	2,581	3,783	4,387
Customer Allowances / Discounts	(2,995)	(2,415)	(4,881)	(4,028)

Total Distribution Segment	$150,105	$155,775	$241,928	$250,395

Curriculum revenues by product line:
Science	$10,504	$13,497	$14,613	$18,164

Total Curriculum Segment	$10,504	$13,497	$14,613	$18,164

Total revenues	$160,609	$169,272	$256,541	$268,559

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

Quarterly Overview

School Specialty is a leading provider of educational products, services and programs serving the PreK-12 education market across the United States and Canada. We offer more than 100,000 items through an innovative two-pronged marketing and sales approach that targets both school administrators and individual teachers. School Specialty designs, develops and delivers a broad assortment of innovative and proprietary products, programs and services to the education marketplace, including essential classroom supplies, furniture, educational technology, supplemental learning resources (“Instruction & Intervention”), science curriculum solutions, and evidence-based safety and security training. The Company applies its unmatched team of subject-matter experts and customized planning, development and project management tools to deliver this comprehensive learning environments that support the social, emotional, mental, and physical development of students – improving both learning outcomes and school district performance. The Company provides educators with innovative and proprietary products and services, from basic school supplies to 21st century learning environments to Science, English and Language Arts (“ELA”), and Math core and supplemental instructional materials. Through its nationwide distribution network, School Specialty also provides its customers with access to a broad spectrum of trusted, third-party brands across its business segments. This assortment strategy enables the Company to offer a broad range of products primarily serving the preK-12 education market at the state, district and school levels. The Company is expanding the distribution of its products beyond selling directly to the education market into channels such as partnerships with e-tailers and healthcare facilities.

Our goal is to grow profitably as a leading provider of supplies, learning environment solutions, services and curriculum for the education market. While we had experienced four consecutive years of overall revenue growth, we expect fiscal 2019 revenues to be down modestly partially due to the Company not pursuing low margin business. One of our fiscal 2019 objectives is to return to balanced revenue growth. We plan to achieve this goal over the long-term through an organic growth strategy based on leveraging our strong brand names and distribution capabilities and transforming the Company’s sales and marketing to a team-based selling approach focused on new customer acquisition, customer retention and penetration, and expanding into new markets or product areas. In addition, we will continue to present our uniquely comprehensive value propositions to schools. We believe this will enable us to drive deeper penetration of the full scope of our product offerings. New revenue streams may include opportunities in areas that could expand our addressable market, such as distribution to non-education customers, expansion into new product lines, continued growth in our e-tail partnerships, and potentially, abroad in select international markets. In addition, the Company is committed to continuing to invest in product development in order to expand and improve its product offerings.

While remaining focused on lowering costs through consolidation and process improvement, the Company is equally focused on revenue growth and gross margin management. The Company believes the following initiatives will contribute to continued revenue growth, while effectively managing gross margin and operating costs:

•	Successful execution of a new team sell model and go to market strategy;

•	Properly positioning the Company’s unique and comprehensive value proposition;

•	Improving the effectiveness of margin management through a renewed emphasis on selling proprietary brands;

•	Development of an effective strategy to manage pricing in competitive bidding scenarios;

•	Increase product category specific sales and support expertise; and

•	Execute on key platform investments to both drive efficiency and improve customer experiences.

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

The Company is in discussions to refinance its currently-maturing deferred vendor obligations which are due December 2019. Due to uncertainties associated with the Company’s ability to refinance these obligations, management believes that the Company’s ability to continue as a going concern is dependent on successfully concluding in the second half of fiscal 2019 a combination of obtaining the additional funding necessary to repay its currently maturing debt obligations, executing its business plan to improve operating profits, and renegotiating certain terms of its existing debt facilities. Management has taken steps to hire an investment banker to assist it in seeking additional capital financing, and management also is maintaining ongoing discussions with its current lenders. The Company’s actions related to pricing, improvements to the bid/quote processes and the continued management of costs are expected to improve operating profits in the second half of fiscal 2019. The Board and management believe that these steps, if successful, will result in enhanced liquidity and therefore mitigate the factors which raise doubt about the Company’s ability to continue as a going concern. While management believes that its actions to improve the Company’s financial performance, its engagement of an investment banker to identify additional funding and its discussions with existing lenders will enable the Company to retire currently-maturing debt, there can be no assurance that additional debt or other financing will be available to the Company in sufficient amounts and on acceptable terms or at all, that the Company’s current lenders will agree to modify the terms of its debt facilities on acceptable terms or at all, or that the Company will achieve its forecasted performance at the high end or at all. This section does not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

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

Three Months Ended June 29, 2019 Compared to Three Months Ended June 30, 2018

Revenues

Revenues of $160.6 million for the three months ended June 29, 2019 decreased by $8.7 million, or 5.1%, as compared to the three months ended June 30, 2018.

Distribution segment revenues of $150.1 million for the three months ended June 29, 2019 decreased by 3.6%, or $5.7 million, from the three months ended June 30, 2018. Revenues from the Supplies and Agendas categories are driving this decline year-over-year. Supplies product line revenues decreased $3.2 million, or 4.0%, in the quarter. The decline in Supplies is largely confined to smaller school districts and non-districts. We believe our poor operating performance in 2018 had more of an impact on these smaller customers, and these customers are less likely to be contacted directly by the Company’s sales organization. The Company has marketing efforts targeted at this customer segment to stimulate demand. Agendas revenues were down year-over-year $2.6 million, or 56.0%, in the quarter primarily due to a combination of timing and weakness in Agendas order rates; the Company has experienced challenges associated with the transition to a new technology platform to support the sale and production of Agenda products. These issues are being addressed, but they have had an effect on sales and operational effectiveness in this area of our business. Revenues for Furniture were up $1.2 million, or 2.3%. Instruction & Intervention revenues of $14.1 million were down $0.3 million and AV Tech revenues of $4.2 million were up $0.1 million as compared to last year’s second quarter.

Curriculum segment revenues of $10.5 million for the three months ended June 29, 2019 decreased by 22.2%, or $3.0 million from the three months ended June 30, 2018, reflecting a delayed recovery in the Science curriculum spend and timing shifts with the California adoption. We continue to anticipate modest revenue growth in the Curriculum segment for the full year 2019 due to the increased opportunities in state adoptions, particularly California. Our overall outlook for California adoption revenues remains consistent with original expectations although we project the majority of this adoption spend will occur in fiscal 2020 versus fiscal 2019. In addition, our opportunity pipeline in open territories continues to build, and we currently have more large and medium opportunities in our Curriculum pipeline than we had in fiscal 2018. While the competitive landscape has changed since the last major adoption cycle with an increase in the number of competing products which could affect our adoption revenues, we believe the quality and effectiveness of our FOSS program is superior which we are highlighting in both our marketing and sales positioning.

Gross Profit

Gross profit for the three months ended June 29, 2019 was $52.7 million, as compared to $58.7 million for the three months ended June 30, 2018. Gross margin for the three months ended June 29, 2019 was 32.7%, as compared to 34.7% for the three months ended June 30, 2018.

Distribution segment gross margin was 31.1% for the three months ended June 29, 2019, as compared to 32.6% for the three months ended June 30, 2018. Rate variances at a product line level negatively impacted gross margin by 90 basis points in the current year first quarter. Pricing actions taken in fiscal 2018 and early fiscal 2019 have begun to positively impact gross margins over the past three quarters. We expect the impact to be more pronounced in the second half of fiscal 2019 and result in positive year-over-year variances. Based on gross margin trends associated with booked orders in June, July and the first two weeks of August 2019, the Company’s most significant booking months, we expect the segment gross margin to grow in both the third and fourth quarter. The anticipated growth in segment gross margin in the second half of fiscal 2019 is based on a combination of newly-effective pricing arrangements and our decision to not pursue certain low margin opportunities which did not result in additional pull-through revenues at higher gross margins. A year-over-year shift in product mix, primarily related to increased Furniture revenues, negatively impacted gross margin by 30 bps in the second quarter of 2019.

Curriculum segment gross margin was 54.1% for the three months ended June 29, 2019, as compared to 58.8% for the three months ended June 30, 2018. The gross margin decline primarily is attributable to cost variances associated with lower volumes. We currently anticipate full year curriculum segment gross margins will be consistent with prior year.

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

SG&A decreased $3.3 million in the second quarter of fiscal 2019, from $53.8 million for the three months ended June 30, 2018 to $50.5 million for the three months ended June 29, 2019. Fixed compensation and benefit costs decreased by $0.9 million in the second quarter of fiscal 2019 due to lower staffing levels. Performance-based incentive compensation was lower in the quarter year-over-year by $0.8 million. Variable SG&A expenses, consisting primarily of fulfillment center labor, outbound transportation costs and commissions, decreased by $1.1 million in the second quarter of fiscal 2019 versus the second quarter of fiscal 2018 due to lower volume. In the second quarter of fiscal 2019, the Company received $1.3 million as a recovery of previously incurred SG&A costs associated with a claim against a former vendor, which also contributed to the lower SG&A costs in the current year.

As a percent of revenue, SG&A decreased from 31.8% for the three months ended June 30, 2018 to 31.5% for the three months ended June 29, 2019.

Facility exit costs and restructuring

For the three month period ended June 29, 2019, the Company recorded $0.3 million of facility exit costs and restructuring charges. For the three month period ended June 30, 2018, the Company recorded $0.2 million of facility exit costs and restructuring charges. The amounts in both periods were entirely related to severance.

Interest Expense

Interest expense increased by $1.3 million from $3.7 million for the three months ended June 30, 2018 to $5.0 million for the three months ended June 29, 2019. Cash interest expense increased $0.8 million in the second quarter of the current year due primarily to an increase in our cash interest rate of 170 bps due to a combination of a year-over-year increase in LIBOR and an increase in our applicable margin related to our increased senior leverage ratio over the past twelve months. In addition, our average borrowings were up approximately $4.0 million in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018. However, our outstanding debt at the end of the second quarter of fiscal 2019 was down as compared to the outstanding debt at the end of the second quarter of fiscal 2018, and we expect average debt balances to be down in the second half of fiscal 2019 as compared to the second half of fiscal 2018.

Non-cash interest expense increased by $0.3 million in the second quarter of fiscal 2019 due primarily to incremental paid-in-kind interest related to our New Term Loan.

Change in Fair Value of Derivative

In the second quarter of fiscal 2019, we recorded a non-cash charge of $1.1 million in order to reflect the current fair value of the potential warrants to be issued to the New Term Loan lenders. We did not have a fair value adjustment in fiscal 2018.

Provision for Income Taxes

The provision for income taxes was $1.6 million for the three months ended June 29, 2019, as compared to $1.1 million for the three months ended June 30, 2018 due to the valuation allowance recorded in December 2018.

The effective income tax rate for the three months ended June 29, 2019 and the three months ended June 30, 2018 was -38.5% and 98.3%, respectively. In the second quarter of fiscal 2019, the Company determined that unremitted earnings and profits in foreign subsidiaries would likely be repatriated to the parent entity over the next twelve months. As such, the Company recorded withholding tax expense of approximately $0.8 million related to the repatriation of those earnings and profits.

Six Months Ended June 29, 2019 Compared to Six Months Ended June 30, 2018

Revenues

Revenue of $256.5 million for the six months ended June 29, 2019 decreased by $12.0 million, or -4.5%, as compared to the six months ended June 30, 2018.

Distribution segment revenues of $241.9 million for the six months ended June 29, 2019 decreased by -3.4%, or $8.5 million, from the six months ended June 30, 2018. Revenues from the Supplies and Agendas categories are the primary drivers of this decline year-over-year. Supplies product line revenues decreased $3.0 million, or -2.2%, in fiscal 2019. While Supplies revenue has grown year-over-year in larger school districts, revenues in smaller districts and non-district customers was down year-over-year. We believe our poor operating performance in fiscal 2018 contributed to the revenue decline from these smaller customers and have deployed multiple sales and marketing initiatives aimed at improving our performance with these customers. Instruction & Intervention revenues of $25.1 million were down year-over-year by $1.7 million, or -6.4%. The main contributor to the softness in Instruction & Intervention orders is the Triumph Learning product line, particularly declining orders for consumable products (i.e. workbooks) for which the renewal rate has been lower than historical levels. In the fall of fiscal 2019 we are launching Success Coach, a major publishing initiative for our Company and the evolution of our existing Coach family of products. Agendas revenues were down year-over-year by $2.7 million, or -54.9%, in the first six months year-over-year. The Company has experienced challenges associated with the transition to a new technology platform to support the sale and production of Agenda products. These issues are being addressed, but they have had an effect on sales and operational effectiveness in this area of our business. Revenues for Furniture were up $0.5 million and AV Tech revenues were down $0.2 million as compared to fiscal 2018. Performance in our Furniture product category has been relatively consistent across all segments of our customer base, including the smaller district and non-district customers. We believe our continued strength in the Furniture category provides an important foothold with our customers from which to regain Supplies business which may have been impacted by our fiscal 2018 operating performance.

Curriculum segment revenues of $14.6 million for the six months ended June 29, 2019 decreased by 19.5%, or $3.6 million, from the six months ended June 30, 2018. The California adoption was a key driver in our fiscal 2019 growth expectations, as we expected approximately 50% of California school districts to purchase science curriculum in fiscal 2019, with the balance to purchase in 2020 and 2021. Our current expectation is that approximately 25% of California districts will purchase in fiscal 2019. Despite fewer districts purchasing curriculum in fiscal 2019, we expect to generate considerable revenues associated with the California adoption in fiscal 2019. With the shift to later purchases, our opportunities in California for 2020 and 2021 have increased versus original expectations. Outside of California, our Curriculum revenues are down. With more active competition, our win-rates have been below historical levels. We believe our Science curriculum remains an effective and competitive product. We continue to enhance our offering and refine the sales and marketing process to better respond to competitive pressures. In addition, we have recently begun the process of upgrading our digital content delivery platform, which will add important features and functionality to our Science Curriculum offering and improve its competitive positioning.

Gross Profit

Gross profit for the six months ended June 29, 2019 was $85.5 million, as compared to $94.9 million for the six months ended June 30, 2018. Gross margin for the six months ended June 29, 2019 was 33.3%, as compared to 35.3% for the six months ended June 30, 2018.

Distribution segment gross margin was 32.1% for the six months ended June 29, 2019, as compared to 33.7% for the six months ended June 30, 2018. Rate variances at a product line level negatively impacted gross margin by 110 basis points. A year-over-year shift in product mix negatively impacted gross margin by 50 basis points in the first quarter of 2019. Despite the lower gross margin in the first half of 2019, gross margins have shown steady improvement over the first six months of the year. In our two largest product categories, Supplies and Furniture, strategic pricing actions taken over the past six months, including a decision to not pursue certain low-margin business, are expected to result in higher second half 2019 gross margin versus 2018 gross margin. Booked gross margins for June, July and early August of fiscal 2019, were up materially year-over-year.

Curriculum segment gross margin was 52.3% for the six months ended June 29, 2019, as compared to 55.7% for the six months ended June 30, 2018. Higher training revenues in the first half of 2018 versus training revenues in the first half of 2019 contributed approximately 250 basis points of the decline in gross margin. An increase in product cost, primarily associated with smaller runs of printed material due to lower volumes, also contributed to the gross margin decline. As we expect increased revenues in the second half of 2019 versus the second half of 2018, these increased costs associated with volume will stabilize. We expect second half gross margin to be more consistent with prior year.

Selling, General and Administrative Expenses

SG&A decreased $8.0 million in the first six months of fiscal 2019, from $110.9 million for the six months ended June 30, 2018 to $103.0 million for the six months ended June 29, 2019.

Fixed compensation and benefit costs decreased by $2.3 million in the first half of fiscal 2019 due to lower staffing levels. Performance-based incentive compensation was lower in the first half of fiscal 2019 versus fiscal 2018 by $1.1 million. Stock-based compensation expense was down year-over-year by $2.0 million as previously recognized unvested RSU expense for the former CEO was reversed in the first quarter of 2019. Variable SG&A expenses, consisting primarily of fulfillment center labor, outbound transportation costs and commissions, decreased by $1.1 million in fiscal 2019 versus fiscal 2018 due primarily to lower volume. Depreciation and amortization expense decreased by $0.9 million in the current year related primarily to incremental depreciation in fiscal 2018 associated with the Company’s new phone system implementation. In the second quarter of fiscal 2019, the Company received $1.3 million as a recovery of previously incurred SG&A costs associated with a claim against a former vendor, which also contributed to the lower SG&A costs in the current year.

As a percent of revenue, SG&A decreased from 41.3% for the six months ended June 30, 2018 to 40.1% for the six months ended June 29, 2019.

Impairment Charges

For the six month period ended June 29, 2019, the Company recorded an impairment of $0.3 million related to the discontinuation of the use of a tradename. The Company did not have an impairment charge in the first half of fiscal 2018.

Facility exit costs and restructuring

For the six month period ended June 29, 2019, the Company recorded $1.2 million of facility exit costs and restructuring charges. For the six month period ended June 30, 2018, the Company recorded $0.5 million of facility exit costs and restructuring charges. The amounts in both periods were related entirely to severance.

Interest Expense

Interest expense increased by $2.4 million from $7.2 million for the six months ended June 30, 2018 to $9.6 million for the six months ended June 29, 2019. Cash interest expense increased $1.6 million in the first half of the current year versus the first half of the prior year due primarily to an increase in our cash interest rate for fiscal 2019 of approximately 180 basis points. Approximately $1.4 million of the increase to our cash borrowing rate in the first half of fiscal 2019 as compared to the first half of fiscal 2018 was due to a combination of a year-over-year increase in LIBOR of approximately 80 basis points and an increase in our applicable margin of approximately 100 basis due primarily to an increase in our senior leverage ratio over the past twelve months. In addition, our cash interest rate increased by approximately $0.2 million in the first half of 2019 as our average borrowings were up $5.4 million year-over year.

Non-cash interest expense increased by $0.6 million in the first half of fiscal 2019 due primarily to incremental paid-in-kind interest related to our New Term Loan.

Change in Value of Derivative

In the second quarter of fiscal 2019, we recorded a non-cash charge of $1.1 million in order to reflect the current fair value of the potential warrants to be issued to the New Term Loan lenders. We did not have a fair value adjustment in fiscal 2018.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $1.2 million for the six months ended June 29, 2019, as compared to a benefit from income taxes of $5.1 million for the six months ended June 30, 2018.

The effective income tax rate for the six months ended June 29, 2019 and the six months ended June 30, 2018 was –3.9% and 21.5%, respectively. The decrease in the year-over-year effective tax rate for the first six months of 2019 is due to the tax valuation allowance which the Company recorded in the fourth quarter of 2018. The Company determined as the end of the second quarter of fiscal 2019 that the tax valuation allowance was still necessary. As a result, the Company has not provided a tax benefit in the current year for anticipated net operating losses. . In the second quarter of fiscal 2019, the Company determined that unremitted earnings and profits in foreign subsidiaries would likely be repatriated to the parent entity over the next twelve months. As such, the Company recorded withholding tax expense of approximately $0.8 million related to the repatriation of these earnings and profits. Based on the Company’s current full year forecast, it anticipates utilizing a net operating loss in fiscal 2019. The Company expects cash taxes to be approximately $1.2 million in fiscal 2019.

Liquidity and Capital Resources

At June 29, 2019, the Company had net working capital of $49.3 million, a decrease of $50.1 million as compared to June 30, 2018. Net working capital in the current year includes both $7.2 million of cash and $95.0 million of current maturities of long-term debt. The Company estimates that the carrying values of its accounts receivable and accounts payable, as shown in the condensed consolidated balance sheets, approximate fair value. The Company’s capitalization at June 29, 2019 was $227.3 million and consisted of total debt of $191.4 million and stockholders’ equity of $35.9 million.

Net cash used by operating activities was $44.1 million and $65.9 million for the six months ended June 29, 2019 and June 30, 2018, respectively. The decrease in cash used by operating activities related primarily to working capital changes. As of fiscal 2018 year end, the Company’s working capital balances were higher than historical year end working capital balances due to the impact of late order and split order fulfillment in fiscal 2018. This year-over-year decrease reflects that working capital balances are returning to historical levels. In the first half of fiscal 2019, the Company’s cash used for working capital changes was down $21.8 million versus the first half of fiscal 2018.

Net cash used in investing activities was $7.5 million in the first half of fiscal 2019 as compared to $8.5 million in the first half of fiscal 2018. The Company expects net cash used in investing activities to decrease by approximately $2.4 million for the full year fiscal 2019 as compared to full year fiscal 2018 due to lower investments in the Company’s e-commerce platform and product information management systems as these projects are approaching completion. The completion of these projects is expected to result in improvements to the Company’s platforms and processes and lower both ongoing operating costs and future investments.

Net cash provided by financing activities was $57.9 million in fiscal 2019 versus $51.4 million in fiscal 2018. In both periods the net cash provided from financing activities represents net draws from the ABL Facility, which combined with beginning of period cash balances, were used to fund operating and investing cash outflows, as well as Term Loan repayments in fiscal 2019. The Company repaid principal on its Term Loan in the amount of $4.1 million during the first half of fiscal 2019, which consisted of an excess cash flow payment of $1.0 million and regularly scheduled principal payments of $3.1 million.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued. In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As of June 29, 2019, outstanding borrowings on the ABL Facility were $62.6 million, while the excess availability on that date for the ABL Facility was $54.2 million. In addition to the Company’s excess availability, it had $7.2 million of cash on its balance sheet as of June 29, 2019.

The increase in current maturities in the first half of fiscal 2019 as compared to the first half of fiscal 2018 is due to the deferred cash payment obligations which are payable in December 2019. The amendments described in Note 11 – Debt to the condensed consolidated financial statements give the Company the flexibility to raise new junior capital to refinance the deferred cash payment obligations before they mature subject to certain conditions.

The Company is in compliance with all debt covenants as of the end of the second quarter of fiscal 2019. However, as described in Note – 2 Going Concern to the condensed consolidated financial statements, the Company may not have the liquidity necessary to retire currently maturing debt obligations and may not be able to remain in compliance with future period covenants, which could result in a default and in the Company’s inability to continue as a going concern.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to our internal growth plans, projected revenues and revenue growth, margin improvement, capital expenditures, adequacy of capital resources and ability to comply with financial covenants; and (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission. Forward-looking statements also include statements regarding the intent, beliefs or current expectations of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues,” “projects” or similar expressions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares of common stock acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the second quarter of fiscal 2019:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2018 – January 26, 2019	—	—	—	—
January 27, 2019 – February 23, 2019	—	—	—	—
February 24, 2019 – March 30, 2019	5,145	$6.6	—	—
March 31, 2019 –June 29, 2019	—	—	—	—

Total	5,145	$6.6	—	—

ITEM 6.	Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended June 29, 2019 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

August 12, 2019	/s/ Michael Buenzow
Date	Michael Buenzow
Interim Chief Executive Officer
(Principal Executive Officer)

August 12, 2019	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)