Form 10-Q
period 2019-09-28
SCHOOL SPECIALTY INC
filed 2019-11-12
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2019
Common Stock, $0.001 par value	7,025,219

SCHOOL SPECIALTY, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2019

PART I - FINANCIAL INFORMATION
		Page Number

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at September 28, 2019, December 29, 2018 and September 29, 2018	2

	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 28, 2019 and September 29, 2018	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 28, 2019 and September 29, 2018	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months and Nine Months Ended September 28, 2019 and the Nine Months Ended September 29, 2018	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2019 and September 29, 2018	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40

ITEM 4.	CONTROLS AND PROCEDURES	40

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS	41

ITEM 5.	OTHER INFORMATION	41

ITEM 6.	EXHIBITS	41

-Index-

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Unaudited Financial Statements

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, except share and per share amounts)

	September 28, 2019	December 29, 2018	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$5,862	$1,030	$7,922
Accounts receivable, less allowance for doubtful accounts of $1,023, $1,909, and $1,004, respectively	162,127	77,888	175,111
Inventories, net	81,974	90,061	96,024
Prepaid expenses and other current assets	18,802	15,763	17,731
Refundable income taxes	397	1,019	—

Total current assets	269,162	185,761	296,788
Property, plant and equipment, net	29,497	31,902	31,732
Operating lease right-of-use asset	11,275	—	—
Goodwill	—	4,580	26,842
Intangible assets, net	30,215	33,306	34,245
Development costs and other	13,818	14,807	15,407
Deferred income taxes long-term	282	320	2,002

Total assets	$354,249	$270,676	$407,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities - long-term debt	$199,068	$30,352	$90,450
Current operating lease liability	5,039	—	—
Accounts payable	49,341	41,277	43,219
Accrued compensation	7,156	7,302	5,211
Contract liabilities	7,589	5,641	7,232
Accrued royalties	1,542	2,678	2,105
Accrued income tax payable	—	—	6,001
Other accrued liabilities	20,829	11,379	17,884

Total current liabilities	290,564	98,629	172,102
Long-term debt - less current maturities	—	103,583	128,830
Operating lease liability	6,337	—	—
Other liabilities	3,580	1,101	569

Total liabilities	300,481	203,313	301,501

Commitments and contingencies - Note 15
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—	—
Common stock, $0.001 par value per share, 50,000,000 shares authorized; 7,025,219; 7,000,000 and 7,000,000 shares issued and outstanding, respectively	7	7	7
Capital in excess of par value	124,301	125,072	124,228
Treasury stock, at cost 5,145; 0 and 0 shares, respectively	(34)	—	—
Accumulated other comprehensive loss	(1,902)	(2,079)	(1,720)
Accumulated deficit	(68,604)	(55,637)	(17,000)

Total stockholders’ equity	53,768	67,363	105,515

Total liabilities and stockholders’ equity	$354,249	$270,676	$407,016

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenues	$278,512	$290,280	$535,053	$558,839
Cost of revenues	185,945	192,776	357,005	366,470

Gross profit	92,567	97,504	178,048	192,369
Selling, general and administrative expenses	64,436	59,607	167,416	170,553
Impairment Charges	4,580	—	4,863	—
Restructuring costs	1,080	667	2,290	1,149

Operating income	22,471	37,230	3,479	20,667
Other expense (income):
Interest expense	5,341	4,157	14,927	11,351
Change in fair value of warrant derivative	238	—	1,320	—

Income (loss) before provision for (benefit from) income taxes	16,892	33,073	(12,768)	9,316
Provision for (benefit from) income taxes	(972)	14,517	199	9,420

Net income (loss)	$17,864	$18,556	$(12,967)	$(104)

Weighted average shares outstanding:
Basic EPS	7,025	7,000	7,013	7,000
Diluted EPS	8,282	7,063	7,013	7,000
Net income (loss) per Share:
Basic	$2.54	$2.65	$(1.85)	$(0.01)
Diluted	$2.16	$2.63	$(1.85)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income (loss)	$17,864	$18,556	$(12,967)	$(104)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(81)	112	177	(295)

Total comprehensive income (loss)	$17,783	$18,668	$(12,790)	$(399)

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands)

(in thousands)	Common Stock	Capital in Excess of Par Value	Treasury Stock, at Cost	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 29, 2018	$7	$125,072	$—	$(55,637)	$(2,079)	$67,363
Net loss	—	—	—	(24,975)	—	(24,975)
Purchase of treasury stock	—	—	—	—	—	—
Share-based compensation	—	(1,160)	—	—	—	(1,160)
Foreign currency translation adjustment	—	—	—	—	133	133

Balance, March 30, 2019	$7	$123,912	$—	$(80,612)	$(1,946)	$41,361

Net loss	—	—	—	(5,856)	—	(5,856)
Purchase of treasury stock	—	—	(34)	—	—	(34)
Share-based compensation	—	271	—	—	—	271
Foreign currency translation adjustment	—	—	—	—	125	125

Balance, June 29, 2019	$7	$124,183	$(34)	$(86,468)	$(1,821)	$35,867

Net income	—	—	—	17,864	—	17,864
Purchase of treasury stock	—	—	—	—	—	—
Share-based compensation	—	118	—	—	—	118
Foreign currency translation adjustment	—	—	—	—	(81)	(81)

Balance, September 28, 2019	$7	$124,301	$(34)	$(68,604)	$(1,902)	$53,768

Balance, December 30, 2017	$7	$123,083	$—	$(14,174)	$(1,425)	$107,491
Cumulative effect of change in accounting principle (1)	—	—	—	(2,722)	—	(2,722)
Net loss	—	—	—	(104)	—	(104)
Share-based compensation	—	1,145	—	—	—	1,145
Foreign currency translation adjustment	—	—	—	—	(295)	(295)

Balance, September 29, 2018	$7	$124,228	$—	$(17,000)	$(1,720)	$105,515

(1)	See Note 4, “Change in Accounting Principle – Revenue from Contracts with Customers,” of the notes to condensed consolidated financial statements for further discussion

See accompanying notes to condensed consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	For the Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net loss	$(12,967)	$(104)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and intangible asset amortization expense	13,118	13,607
Amortization of development costs	3,472	4,190
Impairment of goodwill and intangibles	4,863	—
Gain on disposal of assets	—	(20)
Amortization of debt fees and other	1,417	815
Change in fair value of warrant derivative	1,320	—
Unrealized foreign exchange (gain) loss	1	(18)
Share-based compensation expense	(771)	1,145
Deferred taxes	—	990
Non-cash interest expense	2,677	1,717
Changes in current assets and liabilities:
Accounts receivable	(84,225)	(105,744)
Inventories	8,087	(20,333)
Prepaid expenses and other current assets	(2,417)	(1,412)
Accounts payable	8,245	16,614
Accrued liabilities	8,441	2,488

Net cash used by operating activities	(48,739)	(86,065)

Cash flows from investing activities:
Additions to property, plant and equipment	(7,904)	(8,921)
Investment in product development costs	(2,623)	(3,581)
Proceeds from sale of assets	—	100

Net cash used in investing activities	(10,527)	(12,402)

Cash flows from financing activities:
Proceeds from bank borrowings	191,244	201,776
Repayment of debt and capital leases	(126,458)	(126,190)
Earnout payment for acquisition	(501)	(816)
Payment of debt fees and other	(131)	—
Purchase of treasury stock	(34)	—

Net cash provided in financing activities	64,120	74,770

Effect of exchange rate changes on cash	(22)	(242)

Net increase (decrease) in cash and cash equivalents	4,832	(23,939)
Cash and cash equivalents, beginning of period	1,030	31,861

Cash and cash equivalents, end of period	$5,862	$7,922

Supplemental disclosures of cash flow information:
Interest paid	$10,833	$8,819
Income taxes paid, net	$334	$1,493

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the condensed consolidated financial statements are issued. In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As of September 28, 2019, the Company had $5.9 million in cash and excess availability of $59.2 million on its ABL facility. However, the Company’s operating results were below plan for the first nine months of 2019 which resulted in non-compliance with certain financial covenants of the Company’s debt facilities in the third quarter of 2019 and all of the Company’s debt has been classified as current in the condensed consolidated financial statements. See Note 11 – Debt for details regarding the Company’s debt facilities. To address the non-compliance, the Company entered into short-term forbearance agreements with its senior secured lenders and also reached agreement in principle with its senior lenders, subject to definitive documentation, on terms and conditions for a forbearance related to the third quarter non-compliance and amendments to the terms of its debt facilities (collectively, the “Term Sheets”). The Term Sheets contemplate, among other things, certain restrictions on the Company’s borrowing capacity, and an acceleration of the current maturity dates. However, the Term Sheets also contemplate allowing the Company to pursue an extension of the maturity date with the holders of the currently maturing deferred vendor obligations. The Company is having ongoing discussions with certain holders of the deferred vendor obligations, but no definitive agreement to extend maturity has been finalized as of the date of this report. Uncertainty as to the success of entering into binding amendments with the Company’s senior secured lenders, extensions to the currently-maturing unsecured vendor debt obligations consistent with the Term Sheets and the Company’s ability to remain in compliance with future period covenants could result in the Company’s senior secured lenders exercising their rights and remedies with respect to our current non-compliance, resulting in substantial doubt about the Company’s ability to continue as a going concern twelve months from the date the financial statements are issued.

Management believes that the Company’s ability to continue as a going concern is dependent on a combination of negotiating satisfactory terms related to the extension of the maturity date for a substantial portion of the currently-maturing deferred vendor obligations, obtaining the additional funding necessary to repay these currently-maturing debt obligations, renegotiating certain terms of its existing debt facilities, and pursuing other strategic alternatives. Management hired an investment banker in August 2019 to assist in both seeking additional capital financing and, as announced in October 2019, to pursue strategic alternatives. Management is also maintaining ongoing discussions with its current lenders. The Board and management believe that these steps, if successful, will result in enhanced liquidity and therefore mitigate the factors which raise doubt about the Company’s ability to continue as a going concern. Managements ultimate plan is to obtain additional financing or replacement financing or engage in a sale transaction. While management believes that its pursuit of strategic alternatives and additional funding through its investment banker, its other actions to improve the Company’s financial performance, and its discussions with existing lenders and holders of deferred vendor obligations will enable the Company to either retire or extend the deferred vendor obligations, there can be no assurance that additional debt or other financing will be available to the Company in sufficient amounts and on acceptable terms or at all, that the Company’s current lenders will agree to modify the terms of its debt facilities on acceptable terms or at all, or that the Company will achieve its forecasted performance at the level necessary to provide adequate liquidity and/or covenant compliance. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

See “Note 17 – Subsequent Event” for details regarding the forbearance agreements and the Term Sheets.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other-Internal-Use Software. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective beginning January 1, 2020, with early adoption permitted and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently assessing the impact this standard will have on our consolidated financial statements.

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

2)

Professional development or training days are provided to customers that order certain curriculum products of the Company, the most prominent of which is the FOSS product line. The Company bills for these training days at the same time the customer is billed for the product based on the stand-alone selling price. After the adoption of ASC 606, the Company is deferring revenue associated with providing training days and will recognize the cost associated with providing the training when the costs are incurred. These contracts represent the only contracts in which there are remaining performance obligations, which are fulfilled upon delivery of the professional development days.

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

At the beginning of the third quarter of fiscal 2019, the Company’s opening contract asset balance was $8,649 and the opening contract liability balance was $5,414. At the end of the third quarter of fiscal 2019, the Company’s closing contract asset balance was $3,324 and the closing contract liability balance was $7,589. Revenue recognized during the three and nine months ended September 28, 2019 which was deferred, or a contract liability as of December 29, 2018 was $984 and $4,963, respectively.

The below table shows the Company’s disaggregated revenues for the three months and nine months ended September 28, 2019 and September 29, 2018.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Distribution revenues by product line:
Supplies	$122,303	$119,681	$253,007	$253,354
Furniture	97,960	99,646	174,797	175,951
Instruction & Intervention	19,955	21,993	45,089	48,851
AV Tech	3,962	3,680	12,133	12,046
Agendas	19,456	23,872	21,636	28,706
Freight Revenue	4,226	4,762	8,010	9,149
Customer Allowances / Discounts	(2,472)	(2,689)	(7,354)	(6,717)

Total Distribution Segment	$265,390	$270,945	$507,318	$521,340
Curriculum revenues by product line:
Science	$13,122	$19,335	$27,735	$37,499

Total Curriculum Segment	$13,122	$19,335	$27,735	$37,499

Total revenues	$278,512	$290,280	$535,053	$558,839

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

As of September 28, 2019, future maturities of operating lease liabilities were as follows (in thousands):

Fiscal 2019 (3 months remaining)	$1,619
Fiscal 2020	5,460
Fiscal 2021	2,572
Fiscal 2022	1,789
Fiscal 2023	1,789
Thereafter	70

Total lease payments	13,299
Present value adjustment	(1,923)

Operating lease liabilities	11,376

As of December 29, 2018, the future minimum lease payments under operating leases for the Company’s fiscal years are as follows (in thousands):

Fiscal 2019	$5,449
Fiscal 2020	4,744
Fiscal 2021	2,275
Fiscal 2022	1,606
Fiscal 2023	1,577
Thereafter	122

Total minimum lease payments	$15,773

As of September 28, 2019, our operating leases had a weighted-average remaining lease term of 35 months and a weighted-average discount rate of 10.5%. Cash paid for amounts included in the measurement of operating lease liabilities was $1,617 for the three months ended September 28, 2019 and $4,740 for the nine months ended September 28, 2019. Operating lease cost and short-term lease costs included in SG&A for the three months ended September 28, 2019 was approximately $1,936 and $0, respectively. Operating lease cost and short-term lease costs included in SG&A for the nine months ended September 28, 2019 was approximately $5,334 and $50, respectively. The Company had no financing leases as of September 28, 2019.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 6 – INCOME TAXES

In fiscal 2018, the Company concluded that the realization of substantially all of its net deferred tax assets did not meet the more likely than not threshold. This conclusion was based primarily on a combination of fiscal 2018 operating performance, cumulative pre-tax net losses over the prior thirty-six months, and future forecasts of taxable income. Based on the Company’s performance in the first nine months of fiscal 2019, the Company’s conclusion regarding the more likely than not threshold did not change. The Company has Federal and state net operating losses totaling $16,696. These net operating losses cannot be carried back, but the Federal net operating loss can be carried forward indefinitely and the majority of the state net operating losses can be carried forward for 20 years. The Company’s accumulated unremitted earnings from foreign affiliates is expected to be repatriated to the parent entity before year end. The Company’s foreign affiliate intends to treat the repatriation as a return of capital. Accordingly, the distribution will not be subject to any Canadian withholding tax.

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

The balance of the Company’s liability for unrecognized income tax benefits, net of federal tax benefits, at September 28, 2019, December 29, 2018, and September 29, 2018, was $1,043, $1,101, and $569, respectively, all of which would have an impact on the effective tax rate if recognized. The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in its condensed consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7 – EARNINGS PER SHARE

Earnings Per Share

The following information presents the Company’s computations of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) for the periods presented in the condensed consolidated statements of operations:

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Three months ended September 28, 2019:
Basic EPS	$17,864	7,025	$2.54

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—
Effect of dilutive derivatives	—	1,257

Diluted EPS	$17,864	8,282	$2.16

Three months ended September 29, 2018:
Basic EPS	$18,556	7,000	$2.65

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	63

Basic and diluted EPS	$18,556	7,063	$2.63

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Nine months ended September 28, 2019:
Basic EPS	$(12,967)	7,013	$(1.85)

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—
Effect of dilutive derivatives	—	—

Basic and diluted EPS	$(12,967)	7,013	$(1.85)

Nine months ended September 29, 2018:
Basic EPS	$(104)	7,000	$(0.01)

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Basic and diluted EPS	$(104)	7,000	$(0.01)

The Company had weighted average stock options outstanding of 344 and 647 for the three months ended September 28, 2019 and September 29, 2018, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive. The Company had weighted average stock options outstanding of 394 and 690 for the nine months ended September 28, 2019 and September 29, 2018, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

The Company had weighted average restricted stock units outstanding of 93 and 111 for the three and nine month periods ended September 28, 2019, respectively. The Company had weighted average restricted stock units outstanding of 285 and 232 for the three and nine month periods ended September 29, 2018, respectively, which were not included in the computation of diluted EPS because they were anti-dilutive.

Based on the Company’s current senior leverage ratio as of September 28, 2019, the maximum number of potential warrants that could be issued to our New Term Loan lender could be 1,257. These warrants were included in the computation of diluted EPS as of the three months ended September 28, 2019. The assumed warrants of 1,257, were not included in the computation of diluted EPS for the nine months ended September 28, 2019 because they were anti-dilutive. See Note 11 – Debt for additional information regarding the warrants.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 8 – SHARE-BASED COMPENSATION EXPENSE

As of September 28, 2019, the Company had one share-based employee compensation plan: the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. On June 12, 2018, the Company’s stockholders approved an amendment to the 2014 Plan, which increased the number of shares available under the 2014 Plan by an additional 700 shares.

Options

On February 1, 2019, the 249 shares that were previously awarded to our former CEO were effectively cancelled upon his resignation. The Company did not grant stock option awards during the three and nine month periods ended September 28, 2019. On May 29, 2019 and September 13, 2019, 16 and 72 shares, respectively, were effectively cancelled upon the resignation of three employees.

A summary of option transactions for the nine months ended September 28, 2019 and September 29, 2018 were as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at December 29, 2018	622	$18.57	428	$18.57
Granted	—
Exercised	—
Canceled	(337)	18.57

Balance at September 28, 2019	285	$18.57	223	$18.57

Balance at December 30, 2017	721	$18.57	350	$18.57
Granted	—
Exercised	—
Canceled	(77)	18.57

Balance at September 29, 2018	644	$18.57	405	$18.57

The weighted average life remaining of the stock options outstanding as of September 28, 2019 was 6.1 years and as of September 29, 2018 was 6.6 years.

Restricted Stock Units

On June 18, 2018, the Compensation Committee granted an aggregate of 109 Restricted Stock Units (“RSUs”) under the Company’s 2014 Plan to members of the Company’s senior management, with an aggregate value of $19.38 per share. 94 of the 109 RSUs that were granted were still outstanding as of the end of fiscal 2018. The RSUs have time-based vesting provisions, with one-third of the RSUs vesting on each March 15 of 2019, 2020 and 2021. The 49 RSUs that were previously awarded to the former CEO were forfeited immediately upon his resignation on February 1, 2019. On March 15, 2019, 15 of the remaining RSUs vested for which the Company issued 10 shares of common stock to members of senior management and 5 shares were used to satisfy tax withholding requirements for such persons and are reflected as Treasury Stock on the condensed consolidated balance sheet. On September 13, 2019, 7 of the remaining outstanding RSUs were canceled. As of the end of the third quarter of 2019, 23 RSUs associated with this grant remain outstanding.

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

On March 15, 2019, the Compensation Committee granted 3 RSUs under the 2014 Plan to the non-employee director appointed to the Board of Directors on that date, with a fair value of $6.25 per share. These RSUs have time-based vesting conditions, and all of these RSUs vest on March 15, 2020. All of these RSUs remain outstanding as of September 28, 2019.

On June 6, 2019 the Compensation Committee granted 45 RSUs under the 2014 Plan to members of the Company’s senior management, with a fair value of $5.55 per share. The RSUs have time-based vesting provisions, with one-third of the RSUs vesting on each March 15 of 2020, 2021 and 2022. On September 13, 2019, 10 of the remaining outstanding RSUs were canceled, and 35 RSUs associated with this grant remained outstanding.

Also, on June 6, 2019, the Compensation Committee granted 19 RSUs under the 2014 Plan to the non-employee members of the Board of Directors, with a fair value of $5.55 per share. The RSUs have time-based vesting provisions, with all of the RSUs vesting on June 6, 2020. On September 24, 2019, 4 of the outstanding RSUs were canceled, and 15 RSUs associated with this grant remained outstanding.

On September 24, 2019, the Compensation Committee granted 4 RSUs under the 2014 Plan to the non-employee director appointed to the Board of Directors on that date, with a fair value of $2.00 per share. These RSUs have time-based vesting conditions, and all of the RSUs vest on September 24, 2020. All of these RSUs remain outstanding as of September 28, 2019.

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

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Stock Appreciation Rights

On May 28, 2014, the Board granted 39 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. On September 28, 2015, the Board granted 39 SARs to each of the two new non-employee members of the Board. On January 17, 2018, the Board granted 39 SARs to its new non-employee member of the Board. Each SAR has a grant date value of $18.57 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. As the Company’s stock trading price was less than each SAR’s exercise price as of September 29, 2018, expense of $99 recorded for the SARs during the three months ended September 29, 2018 was effectively reversed as of September 29, 2018 based on the trading price of the stock on that date. The SARs vested or will vest as to one-half of the SARs on the second anniversary of the date of grant and vested or will vest as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. In the second quarter of 2018, 39 of the outstanding SARs were exercised by a member of the Board and $31 of expense was recognized. Total SARs that remain outstanding as of September 28, 2019 are 154.

The following table presents the share-based compensation recognized for the three and nine month periods ended September 28, 2019 and September 29, 2018:

	For the Three Months Ended
	September 28, 2019		September 29, 2018
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$54	$54	$(154)	$(116)
SARs	—	—	(99)	(74)
RSUs	64	64	234	176

Total stock-based compensation	$118		$(19)

	For the Nine Months Ended
	September 28, 2019		September 29, 2018
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$216	$216	$497	$373
SARs	—	—	32	24
RSUs	(987)	(987)	649	487

Total stock-based compensation	$(771)		$1,178

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying condensed consolidated statements of operations. The Company records actual forfeitures in the period the forfeiture occurs. During the three and nine month periods ended September 28, 2019, 72 stock options and 24 RSUs were forfeited and 337 stock options and 187 RSUs were forfeited, respectively. Since the Company recognizes stock-based compensation expense ratably over the vesting period of each award, the forfeitures of unvested awards resulted in negative stock-based compensation expense during the nine month period. Stock-based compensation expense associated with stock options and RSUs are non-cash expenses which are recorded to additional paid in capital. Stock-based compensation expense associated with SARs must be cash-settled and is recorded to other accrued liabilities until settled.

The total unrecognized share-based compensation expense as of September 28, 2019 and September 29, 2018 was as follows:

	September 28, 2019	September 29, 2018
Stock Options, net of actual forfeitures	$463	$1,323
SARs	—	—
RSUs	565	2,162

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

September 28, 2019	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$13,294	$(5,937)	$7,357
Publishing rights (20 years)	4,000	(1,267)	2,733
Trademarks (20 years)	26,587	(7,883)	18,704
Developed technology (7 years)	6,600	(5,971)	629
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(1,200)	—
Favorable leasehold interests (10 years)	2,160	(1,368)	792

Total intangible assets	$58,241	$(28,026)	$30,215

December 29, 2018	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$13,294	$(5,136)	$8,158
Publishing rights (20 years)	4,000	(1,117)	2,883
Trademarks (20 years)	26,587	(6,612)	19,975
Developed technology (7 years)	6,600	(5,264)	1,336
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(1,200)	—
Favorable leasehold interests (10 years)	2,160	(1,206)	954

Total intangible assets	$58,241	$(24,935)	$33,306

September 29, 2018	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$13,294	$(4,868)	$8,426
Publishing rights (20 years)	4,000	(1,067)	2,933
Trademarks (20 years)	26,587	(6,280)	20,307
Developed technology (7 years)	6,600	(5,029)	1,571
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(1,200)	—
Favorable leasehold interests (10 years)	2,160	(1,152)	1,008

Total intangible assets	$58,241	$(23,996)	$34,245

Intangible asset amortization expense was included in selling, general and administrative (“SG&A”) expense. Intangible asset amortization expense for the three month periods ended September 28, 2019 and September 29, 2018, was $935 and $939, respectively. Intangible asset amortization expense for the nine month periods ended September 28, 2019 and September 29, 2018, was $2,808 and $2,918, respectively. The Company recorded a non-cash impairment charge of $283 for the three months ended March 30, 2019 related to the discontinuation of a licensed product tradename previously recorded in the Distribution segment.

Intangible asset amortization expense for each of the five succeeding fiscal years is expected to be as follows:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Fiscal 2019 (3 months remaining)	$934
Fiscal 2020	3,187
Fiscal 2021	2,794
Fiscal 2022	2,794
Fiscal 2023	2,668
Fiscal 2024	2,578

The table below shows the allocation of the recorded goodwill as of September 28, 2019 and September 29, 2018 for both the reporting units and reporting segments.

	Distribution Segment	Curriculum Segment	Total
Goodwill	$—	$—	$—

Balance at September 28, 2019	$—	$—	$—

Goodwill	$—	$4,580	$4,580

Balance at December 29, 2018	$—	$4,580	$4,580

Goodwill	$22,262	$4,580	$26,842

Balance at September 29, 2018	$22,262	$4,580	$26,842

Typically, the Company tests its goodwill balance for impairment on an annual basis as of the end of December each year. The Company concluded that the third quarter 2019 forbearance agreements and terms of the proposed amendments to the Company’s senior secured loans reflected in the Term Sheets, along with the reduction in the trading price of the Company’s common stock, resulted in a reconsideration event that required the Company to reperform its goodwill impairment test as of the end of the third quarter of fiscal 2019. The Company determined the fair value of the reporting unit by utilizing a combination of the income approach (weighted 90%) and the market approach (weighted 10%) derived from comparable public companies. In completing the assessment, the fair value of the Science reporting unit indicated an impairment of goodwill of approximately $4.6 million. Indicators of impairment that were identified during the assessment were delayed recovery in the Science curriculum spend, increased competition and timing shifts into fiscal 2020 with the California adoption. Assumptions utilized in the impairment analysis are subject to significant management judgment. Changes in estimates or the application of alternative assumptions could have produced significantly different results.

The long-lived assets and definite-lived intangible assets of the reporting unit were tested for impairment before completing the goodwill impairment test in accordance with the accounting standard. No impairment of the long-lived assets was evident.

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 28, 2019	December 29, 2018	September 29, 2018
Projects in progress	$2,454	$3,768	$3,513
Buildings and leasehold improvements	2,907	2,876	2,971
Furniture, fixtures and other	75,908	68,285	67,015
Machinery and warehouse equipment	15,195	14,903	14,894

Total property, plant and equipment	96,464	89,832	88,393
Less: Accumulated depreciation	(66,967)	(57,930)	(56,661)

Net property, plant and equipment	$29,497	$31,902	$31,732

Depreciation expense for the three and nine month periods ended September 28, 2019 and September 29, 2018 was $3,671 and $3,275 and $10,310 and $10,689, respectively.

For the three months ended September 28, 2019, $3,620 of depreciation expense was recorded as SG&A expense and $51 of depreciation expense was categorized as cost of revenues. For the three months ended September 29, 2018, $3,224 of depreciation expense was recorded as SG&A expense and $51 of depreciation expense was categorized as cost of revenues.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

For the nine months ended September 28, 2019, $10,155 of depreciation expense was recorded as SG&A expense and $155 of depreciation expense was categorized as cost of revenues. For the nine months ended September 29, 2018, $10,561 of depreciation expense was recorded as SG&A expense and $128 of depreciation expense was categorized as cost of revenues.

Typically, the Company tests its long-lived assets for impairment on an annual basis as of the end of December each year if and when a reconsideration event indicates that the carrying value of the non-current assets may not be recoverable. The Company concluded that the third quarter 2019 forbearance agreements and terms of the proposed debt amendments to the Company’s senior secured loans reflected in the Term Sheets, along with the reduction in the trading price of the Company’s common stock, resulted in a reconsideration event that required the Company to perform its long-lived asset impairment test as of the end of the third quarter of fiscal 2019. Based on the Company’s impairment test, it concluded that there was not an impairment. Assumptions utilized in the impairment analysis are subject to significant management judgment. Changes in estimates or the application of alternative assumptions could have produced significantly different results.

NOTE 11 – DEBT

Long-term debt consisted of the following:

	September 28, 2019	December 29, 2018	September 29, 2018
ABL Facility, maturing in 2022	$69,000	$—	$85,800
New Term Loan, maturing in 2022	108,417	111,725	111,725
Unamortized New Term Loan Debt Issuance Costs	(5,122)	(2,799)	(2,702)
Deferred Cash Payment Obligations, maturing in 2019	26,773	25,009	24,457

Total debt	199,068	133,935	219,280
Less: Current maturities	(199,068)	(30,352)	(90,450)

Total long-term debt	$—	$103,583	$128,830

As of September 28, 2019, the outstanding balance on the New Term Loan Credit Agreement was $108,417. The Company has classified the full amount of the outstanding New Term Loan balances as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets due to its non-compliance with certain financial covenants as of the end of the third quarter of fiscal 2019 and the short-term nature of the forbearance granted by the New Term Loan Lenders and ABL Lenders with respect to this non-compliance. As of September 29, 2018, the outstanding balance on the New Term Loan Credit Agreement was $111,725. Of this amount, $4,650 was reflected as currently maturing, long-term debt in the accompanying condensed consolidated balance sheets.

For additional details, see “Subsequent Events.”

ABL Facility

On June 11, 2013, the Company entered into a Loan Agreement (the “ABL Facility”) by and among the Company, Bank of America, N.A., as Agent (the “ABL Agent”), SunTrust Bank, as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Bookrunners, and the Lenders that are party to the Asset-Based Credit Agreement (the “Asset-Based Lenders”).

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

On April 7, 2017, the Company executed the Third Amendment to its ABL Facility (the “Third Amendment”). The ABL Amendment provided a new lower pricing tier of LIBOR plus 125 basis points, a seasonal increase in the borrowing base of 5.0% of eligible accounts receivable for the months of March through August, and the inclusion of certain inventory in the borrowing base, which previously had been excluded. Additionally, certain conforming changes were made in connection with the entry into the New Term Loan Agreement (as defined below). The Third Amendment extended the maturity of the ABL Facility, as amended, to April 7, 2022 (“ABL Termination Date”), provided that the ABL Termination Date will automatically become February 7, 2022 unless the New Term Loan (as defined below) has been repaid, prepaid, refinanced, redeemed, exchanged, amended or otherwise defeased or discharged prior to such date.

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

The effective interest rate under the ABL Facility for the three months ended September 28, 2019 was 5.0%, which includes interest on borrowings of $948, amortization of loan origination fees of $118 and commitment fees on unborrowed funds of $24. The effective interest rate under the ABL Facility for the three months ended September 29, 2018 was 4.8%, which includes interest on borrowings of $932, amortization of loan origination fees of $104 and commitment fees on unborrowed funds of $28.

The effective interest rate under the ABL Facility for the nine months ended September 28, 2019 was 5.8%, which includes interest on borrowings of $1,877, amortization of loan origination fees of $371 and commitment fees on unborrowed funds of $183. The effective interest rate under the ABL Facility for the nine months ended September 29, 2018 was 5.5%, which includes interest on borrowings of $1,470, amortization of loan origination fees of $312 and commitment fees on unborrowed funds of $209.

As of September 28, 2019, the outstanding balance on the ABL Facility was $69,000. As of September 29, 2018, the outstanding balance on the ABL Facility was $85,800. The Company has estimated that the fair value of its ABL Facility (valued under level 3) as of September 28, 2019 approximated the carrying value of $69,000.

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

The Company entered into a forbearance agreement and a non-binding term sheet relating to an amendment to the ABL Facility subsequent to September 28, 2019. See “Subsequent Events.”

New Term Loan

On April 7, 2017, the Company entered into a Loan Agreement (the “New Term Loan Agreement”) among the Company, as borrower, certain of its subsidiaries, as guarantors, the financial parties party thereto, as lenders (the “New Term Loan Lenders”) and TCW Asset Management Company LLC, as the agent (the “New Term Loan Agent”) .

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Under the New Term Loan Agreement, the Term Loan Lenders agreed to make a term loan (the “New Term Loan”) to the Company in aggregate principal amount of $140,000. The initial draw on the New Term Loan at closing was $110,000. These proceeds, along with proceeds received from a draw on the ABL Facility (as defined below), were used to repay the Term Loan which had a remaining principal balance including accrued interest of $118,167. The New Term Loan Agreement provided for a delayed draw feature that allowed the Company to draw up to an additional $30,000 through April 7, 2019. The ability to access the delayed draw commitment was subject to compliance with certain terms and conditions. The proceeds from the delayed draw could be used to fund distributions, permitted acquisitions, and repayments of existing indebtedness. In the third quarter of fiscal 2017, the Company drew $14,000 under the delayed draw term loan feature in conjunction with the Triumph Learning acquisition. At the Company’s option, the New Term Loan interest rate was to be either the prime rate or the LIBOR rate (with a LIBOR floor of 1.0%), plus an applicable margin based on the Company’s net senior leverage ratio. The Company may specify the interest rate period of one, three or six months for interest on loans under the New Term Loan Agreement bearing interest based on the LIBOR rate.

The New Term Loan matures on April 7, 2022. The New Term Loan required scheduled quarterly principal payments of 0.625% of the original principal amount which commenced June 30, 2017 and continued through the quarter ended March 31, 2019. Subsequent to March 31, 2019, the scheduled quarterly principal payments were 1.250% of the original principal amount. Required scheduled quarterly principal payments on borrowings under the delayed-draw feature began in the quarter following the draw on this feature. In addition to scheduled quarterly principal repayments, the New Term Loan Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including but not limited to certain asset dispositions, extraordinary receipts, and the issuance or sale of any indebtedness or equity interests (other than permitted issuances or sales). The New Term Loan Agreement also requires prepayments at specified levels from the Company’s excess cash flow. In the first quarter of fiscal 2019, the Company made a $951 repayment of principal based on fiscal 2018 excess cash flow. The Company was also permitted to voluntarily prepay the New Term Loan in whole or in part. Voluntary prepayments made before April 7, 2018 were subject to an early prepayment fee of 2.0%, while any voluntary prepayment made on or after April 7, 2018, but before April 7, 2019, were subject to a 1.0% early prepayment fee. Voluntary prepayments made on or after April 7, 2019 were not be subject to an early payment fee. All prepayments of the loans will be applied first to that portion of the loans comprised of prime rate loans and then to that portion of loans comprised of LIBOR rate loans. The New Term Loan Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants commencing with the fiscal quarter ending September 30, 2017 relating to the Company’s fixed charge coverage ratio and net senior leverage ratio, and an annual limitation on capital expenditures and product development investments, collectively.

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

On March 13, 2019, and effective as of December 29, 2018, the Company entered into the Third Amendment (the “Third Term Loan Amendment”) of its New Term Loan Agreement in order to, among other things: (1) increase the applicable margin based on the net senior leverage ratio and to further increase the applicable margin by a PIK interest rate which will be subject to adjustment based on the net senior leverage ratio; (2) provide the Agent with certain board observation rights; (3) limit the aggregate amount of outstanding revolving loans to no more than $10,000 on the last Saturday of fiscal year 2019 and each day during a twenty consecutive day period that includes the last Saturday of fiscal year 2019 if the Company has not raised $25,000 in junior capital proceeds, the proceeds of which were used in the manner specified in the New Term Loan Amendment, or $0 on the last Saturday of fiscal year 2019 and each day during a thirty-five consecutive day period that includes the last Saturday of fiscal year 2019 if a junior capital raise event has occurred; (4) reduce the limit on capital expenditures to $12,500 in the aggregate for the four fiscal quarters ending March 30, 2019, September 28, 2019, and September 28, 2019 and $10,000 in the aggregate for the four fiscal quarters ending December 28, 2019; (5) remove the obligation to comply with the net senior leverage ratio and fixed charge coverage ratio financial covenants for the fiscal year ended December 29, 2018; (6) amend the calculation of the fixed charge coverage ratio and reduce the fixed charge coverage ratio for the remainder of the term of the New Term Loan Agreement; (7) amend the calculation of the net senior leverage ratio and increase the net senior leverage ratio for the remainder of the term of the New Term Loan Agreement, which may be adjusted upon a junior capital raise satisfaction event; (8) amend the cap on add-backs for non-recurring, unusual or extraordinary charges, business optimization expenses and other restructuring charges or reserves and cash expenses relating to earn outs and similar obligations in the definition of EBITDA and require the Company to maintain a minimum EBITDA for the remainder of the term of the New Term Loan Agreement, which may be adjusted upon a junior capital raise satisfaction event; (9) require the Company to maintain specified availability under the ABL Agreement in an amount not less than the greater of $12,500 or 10% of the commitments (as defined in the ABL Agreement); (10) expand the definition of permitted indebtedness to include subordinated debt used to repay the New Term Loan or the deferred cash payment obligations; and (11) provide for additional inspection and audit rights to be conducted by an advisory firm to be appointed by the Agent.

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

If, on or prior to the 2019 financial delivery date, (i) the New Term Loan obligations were paid in full in cash, (ii) the junior capital raise satisfaction event had occurred or (iii) the financial statements delivered pursuant to the New Term Loan Agreement with respect to the Fiscal Year ending December 28, 2019 demonstrated that, after giving effect to the payment of the deferred cash payment obligations, the net senior leverage ratio for the four consecutive fiscal quarter

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

periods ending on December 28, 2019 was less than or equal to 4.00:1.0 and EBITDA for the four consecutive fiscal quarter periods ending on December 31, 2019 was at least $42,000, the Company would have the right to buy back, for a price of $0.001 per warrant, 50% of the amount of any third amendment warrants outstanding prior to such buy back event.

The Company accounted for the obligation to issue the warrants as a derivative that is bifurcated from the New Term Loan. This accounting treatment resulted in the Company recording a liability in the amount of $1,228 within other liabilities based on a valuation of the derivative completed in the second quarter of fiscal 2019. This liability was offset by issuance costs classified as a debt discount, also be recorded within long-term debt. The liability is marked to market each quarter the derivative is outstanding. During the second quarter of fiscal 2019, the Company recorded a non-cash charge of $1,320 as a change in fair value, of which $238 was recorded in the third quarter of 2019. The derivative was valued at $2,548 as of the end of the third quarter of fiscal 2019. The amortization of the issuance costs associated with the derivative is charged to interest expense on a quarterly basis as non-cash interest, which amounted to $98 and $194 for the three and nine months ended September 28, 2019.

The Company has estimated that the fair value of these warrants (valued under Level 3) approximates $2,425 as of September 28, 2019. The Company estimated the fair value for its warrants based upon the net present value of future cash flows using the discount rate that is consistent with our New Term Loan. The warrants were valued using the Monte Carlo Simulation Model using the Company’s monthly projections of its senior leverage ratio over the life of the warrants. Changes in the inputs may result in a significantly higher or lower fair value measurement.

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

The effective interest rate under the New Term Loan for the three months ended September 28, 2019 was 13.3%, which includes interest on borrowings of $3,161 and amortization of loan origination fees of $488. The effective interest rate under the New Term Loan for the three months ended September 29, 2018 was 8.9%, which includes interest on borrowings of $2,362 and amortization of loan origination fees of $183.

The effective interest rate under the New Term Loan for the nine months ended September 28, 2019 was 12.9%, which includes interest on borrowings of $9,566 and amortization of loan origination fees of $1,161. The effective interest rate under the New Term Loan for the nine months ended September 29, 2018 was 8.7%, which includes interest on borrowings of $7,102 and amortization of loan origination fees of $541.

The Company entered into a forbearance agreement and a non-binding term sheet relating to an amendment to the New Term Loan subsequent to September 28, 2019. See “Subsequent Events.”

Deferred Cash Payment Obligations

In connection with the previously disclosed 2013 Reorganization Plan, general unsecured creditors are entitled to receive a deferred cash payment obligation of 20% of the allowed claim in full settlement of the allowed unsecured claims. Such payment accrues quarterly paid-in-kind interest of 5% per annum beginning on the Effective Date.

Trade unsecured creditors had the ability to make a trade election to provide agreed upon customary trade terms. If the election was made, those unsecured trade creditors received a deferred cash payment obligation of 45% of the allowed claim in full settlement of those claims. As of the Effective Date, the deferred payment obligations under the trade elections began to accrue quarterly paid-in-kind interest of 10% per annum. All deferred cash payment obligations, along with interest paid-in-kind, are payable on December 12, 2019. As such, these obligations have been classified as current maturities of long-term debt. As discussed in Note 2 Going concern, the Company’s ability to pay these obligations on the maturity date is limited. Due to the Company’s non-compliance with certain financial covenants in its ABL and New Term Loan facilities, the Company is having ongoing discussions with certain holders of the deferred cash payment obligations to, among other things, extend the maturity date of these obligations.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company’s reconciliation of general unsecured claims was completed in fiscal 2015. As of September 28, 2019, the Company’s deferred payment obligations were $26,773, of which $3,094 represents a 20% recovery for the general unsecured creditors and $12,095 represents a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $11,584 related to accrued paid-in-kind interest.

The Company has estimated that the fair value of its Deferred Cash Payment Obligations (valued under Level 3) approximates $26,674 as of September 28, 2019. The Company estimated the fair value for its Deferred Cash Payment Obligations based upon the net present value of future cash flows using the discount rate that is consistent with our New Term Loan.

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive loss during the nine months ended September 28, 2019 and September 29, 2018 were as follows:

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 29, 2018	$(2,079)
Other comprehensive income (loss) before reclassifications	133

Accumulated Other Comprehensive Income (Loss) at March 30, 2019	$(1,946)

Other comprehensive income (loss) before reclassifications	125

Accumulated Other Comprehensive Income (Loss) at June 29, 2019	$(1,821)

Other comprehensive income (loss) before reclassifications	(81)

Accumulated Other Comprehensive Income (Loss) at September 28, 2019	$(1,902)

Foreign Currency Translation
Accumulated Other Comprehensive Income (Loss) at December 30, 2017	$(1,425)
Other comprehensive income (loss) before reclassifications	(236)

Accumulated Other Comprehensive Income (Loss) at March 31, 2018	$(1,661)

Other comprehensive income (loss) before reclassifications	(171)

Accumulated Other Comprehensive Income (Loss) at June 30, 2018	$(1,832)

Other comprehensive income (loss) before reclassifications	112

Accumulated Other Comprehensive Income (Loss) at September 29, 2018	$(1,720)

NOTE 13 – RESTRUCTURING

In the three and nine months ended September 28, 2019 and September 29, 2018, the Company recorded restructuring costs associated with severance related to staffing reductions. The following is a reconciliation of accrued restructuring costs for these periods and are included in facility exit costs and restructuring in the Condensed Consolidated Statements of Operations.

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 29, 2018	$—	$—	$1,133	$1,133
Amounts charged to expense	—	—	876	876
Payments	—	—	(1,008)	(1,008)

Accrued Restructuring Costs at March 30, 2019	$—	$—	$1,001	$1,001

Amounts charged to expense	—	—	334	334
Payments	—	—	(451)	(451)

Accrued Restructuring Costs at June 29, 2019	$—	$—	$884	$884

Amounts charged to expense	—	—	1,080	1,080
Payments	—	—	(1,288)	(1,288)

Accrued Restructuring Costs at September 28, 2019	$—	$—	$676	$676

	Distribution	Curriculum	Corporate	Total
Accrued Restructuring Costs at December 30, 2017	$—	$—	$50	$50
Amounts charged to expense	—	—	311	311
Payments	—	—	(189)	(189)

Accrued Restructuring Costs at March 31, 2018	$—	$—	$172	$172

Amounts charged to expense	—	—	171	171
Payments	—	—	(258)	(258)

Accrued Restructuring Costs at June 30, 2018	$—	$—	$85	$85

Amounts charged to expense	—	—	667	667
Payments	—	—	(245)	(245)

Accrued Restructuring Costs at September 29, 2018	$—	$—	$507	$507

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenues:
Distribution	$265,390	$270,945	$507,318	$521,340
Curriculum	13,122	19,335	27,735	37,499

Total	$278,512	$290,280	$535,053	$558,839

Gross Profit:
Distribution	$85,101	$86,451	$162,936	$171,197
Curriculum	7,466	11,053	15,112	21,172

Total	$92,567	$97,504	$178,048	$192,369

Operating income and income (loss) before taxes: Operating income	$22,471	$37,230	$3,479	$20,667
Interest expense and Change in fair value of warrant derivative	5,579	4,157	16,247	11,351

Income (loss) before provision for or benefit from income taxes	$16,892	$33,073	$(12,768)	$9,316

	September 28, 2019	December 29, 2018	September 29, 2018
Identifiable assets:
Distribution	$300,676	$227,744	$342,781
Curriculum	36,837	41,666	54,030
Corporate assets	16,736	1,266	10,205

Total	$354,249	$270,676	$407,016

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Depreciation and amortization of intangible assets and development costs:
Distribution	$5,090	$4,953	$14,739	$15,697
Curriculum	685	764	1,849	2,100

Total	$5,775	$5,717	$16,589	$17,797

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$2,607	$2,855	$8,931	$9,602
Curriculum	420	1,019	1,596	2,900

Total	$3,027	$3,874	$10,527	$12,502

The following table shows the Company’s revenues by each major product line within its two segments:

SCHOOL SPECIALTY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Distribution revenues by product line:
Supplies	$122,303	$119,681	$253,007	$253,354
Furniture	97,960	99,646	174,797	175,951
Instruction & Intervention	19,955	21,993	45,089	48,851
AV Tech	3,962	3,680	12,133	12,046
Agendas	19,456	23,872	21,636	28,706
Freight Revenue	4,226	4,762	8,010	9,149
Customer Allowances / Discounts	(2,472)	(2,689)	(7,354)	(6,717)

Total Distribution Segment	$265,390	$270,945	$507,318	$521,340
Curriculum revenues by product line:
Science	$13,122	$19,335	$27,735	$37,499

Total Curriculum Segment	$13,122	$19,335	$27,735	$37,499

Total revenues	$278,512	$290,280	$535,053	$558,839

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

NOTE 16 – SUBSEQUENT EVENTS

The Company’s third quarter and year-to-date results have been negatively affected by the Agendas product category. This category of paper-based planners has been experiencing top-line pressures for over ten years as schools have been transitioning to digital solutions. In addition, the current year results have been further negatively impacted by operational challenges associated with the transition to a different technology platform to manage the process from order inception through shipment. The category has had a negative impact on 2019 earnings, and the Company has made a decision to exit the custom planner category in the fourth quarter of fiscal 2019.

On October 28, 2019, the “Company” entered into the Fourth Amendment (the “Fourth Amendment”) to the New Term Loan Agreement dated April 7, 2017, in order to extend the required delivery date of the unaudited financial statements of the Company and its subsidiaries with respect to the month ended September 30, 2019 required under the New Term Loan Agreement from within 30 days after the end of such month to November 4, 2019 or such later date as agreed to in writing by the New Term Loan Agent in its discretion. This date was subsequently extended several times by the New Term Loan Agent, most recently to November 12, 2019.

Also on October 28, 2019, the Company entered into the Seventh Amendment (the “Seventh Amendment”) to the ABL Facility dated June 11, 2013, in order to extend the required delivery date of the unaudited financial statements of the Company and its subsidiaries with respect to the month ended September 30, 2019 required under the ABL Facility from within 30 days after the end of such month to November 4, 2019 or such later date as agreed to in writing by the ABL Agent in its discretion. This date was subsequently extended several times by the ABL Agent, most recently to November 12, 2019.

The Fourth Amendment and the Seventh Amendment each served as a short-term forbearance of the events of default that would have resulted from the delivery of those financial statements due to the Company’s non-compliance with the net senior leverage ratio and the minimum EBITDA covenants under the New Term Loan Agreement and the ABL Facility as of September 30, 2019 (the “Existing Events of Default”).

On November 12, 2019, the Company and the New Term Loan Agent reached agreement in principle with respect to a non-binding Summary of Terms and Conditions for Forbearance Agreement and Fifth Amendment to New Term Loan Agreement with the New Term Loan Lenders and the New Term Loan Agent (the “Term Loan Term Sheet”). Capitalized terms used below that are not otherwise defined have the meaning set forth in the New Term Loan Agreement. The Term Loan Term Sheet contemplates the Company entering into a Fifth Amendment to the New Term Loan Agreement no later than November 22, 2019, in order to, among other things: (1) establish a forbearance period during which the Term Loan Lenders would forbear the exercise of any rights or remedies with respect to the Existing Events of Default until a Termination Event (which would be the earliest of (a) January 31, 2020, (b) March 31, 2020 if a Specified Unsecured Prepetition Debt Satisfaction Event has occurred prior to January 31, 2020 (the earlier of (a) or (b), the “Outside Date”), (c) at the election of the Term Loan Agent, the occurrence of an event of default, other than the Existing Events of Default, (d) the expiration or termination of the forbearance period described in the ABL Term Sheet below, or (e) the occurrence of any other customary termination event); (2) the payment of a $6 million closing fee, which may be reduced to not less than $1.25 million under certain circumstances; (3) the addition of approximately $3.5 million in other fees to the principal balance of the New Term Loan; (4) in replacement of the Third Amendment Warrants, warrants to purchase, for a price of $0.01 per share, 18% of the outstanding common stock of the Company, with such warrants earned in full and vesting immediately on the date of issuance, but not exercisable until the Outside Date (the “Fourth Amendment Warrants”), provided that if the Obligations are paid in full in cash on or prior to (a) February 29, 2020, the Company shall have the right to buy back 50% of the Fourth Amendment Warrants, and (b) the Outside Date, the Company shall have the right to buy back 75% of the Fourth Amendment Warrants, in each case for a price of $0.01 per share; (5) amend the definition of Applicable Margin so that it will no longer depend on the Net Senior Leverage Ratio and will instead be set at 7.00% per annum for all Prime Rate Loans and 8.00% per annum for all LIBOR Rate Loans; (6) amend the definition of PIK Interest Rate so that it will no longer depend on the Net Senior Leverage Ratio and will instead be set at 2.00% per annum; (7) provide that the New Term Loan and other Obligations shall bear interest at the Default Rate and to increase the Default Rate by 1.00%, which increase will be paid in kind by adding such amount to the principal balance of the Term Loan; (8) convert LIBOR Rate Loans to Prime Rate Loans as their interest periods expire and eliminate the Company’s ability to request to convert or continue the Term Loan or any portion thereof as LIBOR Rate Loans; (9) require the delivery on a weekly basis of detailed 13-week budgets (each, a “Budget”); (10) amend the financial covenants, including the elimination of the Fixed Charge Coverage Ratio and the Net Senior Leverage Ratio during the forbearance period, resetting the Minimum EBITDA to be tested monthly, resetting the minimum Specified Availability to the greater of $12.5 million, replacing the existing clean-down and ABL Facility usage covenant with the same covenants as reflected in the ABL Term Sheet; (11) limit the use of cash receipts to payment of Budget disbursements and not submit ABL borrowing requests in excess of the amount needed to fund the Budget; (12) require the Company to pursue a merger, financing transaction, or sale transaction that will cause the Company to repay the Obligations in full prior to the Outside Date, subject to the satisfaction of various milestones and conditions; (13) provide full access rights to the Term Loan Agent, its counsel and its advisors; (14) extend the maturity date of the Term Loan to November 11, 2020; (15) eliminate a number of the Company’s rights under the New Term Loan Agreement, including but not limited to its right to consent to assignments, to make Permitted Acquisitions, to reinvest proceeds of Asset Dispositions and Extraordinary Proceeds, and to make Specified Asset Dispositions; and (16) provide for enhanced inspection rights for the New Term Loan Agent.

For purposes of the Term Loan Term Sheet, a “Specified Unsecured Prepetition Debt Satisfaction Event” means, among other things, that a specified percentage of the Specified Unsecured Prepetition Debt has been amended such that its final maturity is not on or before December 11, 2020, does not provide for any payments before that date except for limited percentages in certain limited circumstances, it accrues interest, payable solely in kind, at a rate per annum reasonably satisfactory to the New Term Loan Agent and the required New Term Loan Lenders, and can be secured by a third lien on the Term Loan Priority Collateral, that is subject to an intercreditor agreement, among other things.

Also on November 12, 2019, the Company entered into a non-binding Summary of Terms and Conditions for Forbearance Agreement and Eighth Amendment to Loan Agreement with the ABL Lenders and the ABL Agent (the “ABL Term Sheet”). Capitalized terms used below that are not otherwise defined have the meaning set forth in the ABL Agreement. The ABL Term Sheet contemplates the Company entering into an Eighth Amendment to the ABL Agreement no later than November 22, 2019, in order to, among other things: (1) establish a forbearance period during which the ABL Lenders would forbear the exercise of any rights or remedies with respect to the Existing Events of Default until a Termination Event (which would be the earliest of (a) January 31, 2020, (b) March 31, 2020 if a Specified Unsecured Prepetition Debt Satisfaction Event has occurred prior to January 31, 2020 (the earlier of (a) or (b), the “Outside Date”), (c) at the election of the ABL Agent, the occurrence of an event of default, other than the Existing Events of Default, (d) the expiration or termination of the forbearance period provided by the Term Loan Sheet described above, or (e) the occurrence of any other customary termination event); (2) the payment of a fee equal to 0.50% times the amount of the Commitments in effect as of the Closing Date under the ABL; (3) amend the definition of Applicable Margin so that it will no longer depend on the Fixed Charge Coverage Ratio and will instead be set at 300 bps for all Base Rate Loans and 400 bps for all LIBOR Loans; (4) require the delivery on a weekly basis of detailed 13-week budgets (each, a “Budget”); (5) amend the financial covenants, including the elimination of the Fixed Charge Coverage Ratio during the forbearance period, adding a covenant testing trailing twelve-month EBITDA on a monthly basis, in a manner consistent with the Fifth Amendment, replacing the existing clean-down covenant in Section 10.2.3 of the ABL Agreement with a clean-down covenant requiring the Loans be paid down to $10,000,000 at fiscal year end December 28, 2019; (6) limit the use of cash receipts to payment of Budget disbursements and not submit ABL borrowing requests in excess of the amount needed to fund the Budget; (7) require the Company to pursue a merger, sale, or other restructuring transaction that will cause the Company to repay the Term Loan Obligations in full on or prior to the Outside Date, subject to the satisfaction of various milestones and conditions; (8) provide full access rights to the ABL Agent, its counsel and its advisors; (9) extend the maturity date of the ABL 30 days prior to the extended maturity date of the New Term Loan Agreement described above (expected to be to October 11, 2020); (10) eliminate a number of the Company’s rights under the ABL Agreement, including but not limited to its right to consent to assignments, to make Permitted Acquisitions, and to make Specified Asset Dispositions; (11) amend the definitions of Availability Reserve and Borrowing Base to add an availability block equal to $15,000,000; and (12) provide for enhanced inspection rights for the ABL Agent.

The foregoing descriptions of the Term Loan Term Sheet and the ABL Term Sheet are summaries and do not purport to be complete descriptions of the terms thereof. The closing of the Fifth Amendment and the Eighth Amendment are each subject to a number of conditions that the Company may not be able to satisfy, and do not represent binding commitments on the part of the New Term Loan Lenders or the ABL Lenders to enter into such amendments on these terms or at all. There is no assurance that the Company will enter into the Fifth Amendment or the Eighth Amendment before November 22, 2019 or at all, or if it does, that the Fifth Amendment and the Eighth Amendment will contain the terms set forth in the Term Loan Term Sheet and the ABL Term Sheet, respectively. In the event the Company is not able to enter into the Fifth Amendment and the Eighth Amendment in a timely manner and the New Term Loan Lenders and the ABL Lenders do not otherwise extend their forbearance, such lenders will be entitled to exercise their rights and remedies under the New Term Loan Agreement and the ABL Agreement, respectively, with respect to the Existing Events of Default.

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

The Company’s Supplies and transactional Furniture product areas, which represent approximately 69% of our annual revenues, are collectively a key measure of the strength of our customer relationships and penetration trends therein. Order rates for these products in the post peak season (September and October) of 2019 were up a combined 6.3% year-over-year, with the order rate being particularly strong in large districts. In addition, the booked gross margin on incoming orders in this period was up 140 basis points over the comparable period last year. The Company views these trends as an indication that its initiatives, especially those related to team-sell and margin management are continuing to gain traction.

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

The Company’s third quarter and year-to-date results have been negatively affected by the Agendas product category. This category of paper-based planners has been experiencing top-line pressures for over ten years as schools have been transitioning to digital solutions. In addition, the current year results have been further negatively impacted by operational challenges associated with the transition to a different technology platform to manage the process from order inception through shipment. The category has had a negative impact on 2019 earnings, and the Company has made a decision to exit the custom planner category in the fourth quarter of fiscal 2019.

The Company’s actions to improve its operating results through pricing, improvements to the bid/quote processes, and the continued management of costs have resulted in gross margin improvement in the Supplies and Furniture product categories in the third quarter of 2019, the improvements have been offset by continued pressures in its Agendas and Science product categories. The Company announced in the fourth quarter of 2019 that the Agendas product category will be discontinued and is actively pursuing a sale of the category. The Science business has been adversely impacted by many districts delaying the purchase of science curriculum. However, the Company is confident that the Science product category is well-positioned for growth in 2020.

However, as the Company’s operating results were below plan for the first nine months of 2019 which resulted in non-compliance with certain financial covenants of the Company’s debt facilities in the third quarter of 2019. See Note 11 – Debt for details regarding the Company’s debt facilities. To address the non-compliance, the Company entered into short-term forbearance agreements with its senior secured lenders and also reached agreement in principle with its senior-secured lenders, subject to definitive documentation, on terms and conditions for a forbearance related to the third quarter non-compliance and amendments to the terms of its debt facilities (the “Term Sheets”). The Term Sheets contemplate, among other things, certain restrictions on the Company’s borrowing capacity, such that the Company will not have sufficient liquidity necessary to retire currently-maturing debt obligations on the maturity date. However, the Term Sheets also contemplate allowing the Company to pursue an extension of the maturity date with the holders of the currently maturing deferred vendor obligations. The Company is having ongoing discussions with certain holders of the deferred vendor obligations to extend the maturity date. Uncertainty as to the success of negotiating binding amendments with the Company’s senior secured lenders and extensions to the currently-maturing debt obligations consistent with the Term Sheets and the Company’s ability to remain in compliance with future period covenants could result in the Company’s senior secured lenders exercising their rights and remedies with respect to our current non-compliance, resulting in substantial doubt about the Company’s ability to continue as a going concern twelve months from the date the financial statements are issued.

Management believes that the Company’s ability to continue as a going concern is dependent on a combination of negotiating satisfactory terms related to the extension of the maturity date for a substantial portion of the currently-maturing deferred vendor obligations, obtaining the additional funding necessary to repay its currently maturing debt obligations, renegotiating certain terms of its existing debt facilities, and pursuing other strategic alternatives. Management hired an investment banker in August 2019 to assist in both seeking additional capital financing and, as announced in October 2019, to pursue strategic alternatives. Management is also maintaining ongoing discussions with its current lenders. The Board and management believe that these steps, if successful, will result in enhanced liquidity and therefore mitigate the factors which raise doubt about the Company’s ability to continue as a going concern. Management’s ultimate plan is to obtain additional or replacement financing, or to engage in a sale transaction. While management believes that its pursuit of strategic alternatives and additional funding through its investment banker, and its actions to improve the Company’s financial performance, and its discussions with existing lenders and holders of deferred vendor obligations will enable the Company to either retire or extend the deferred vendor obligations, there can be no assurance that additional debt or other financing will be available to the Company in sufficient amounts and on acceptable terms or at all, that the Company’s current lenders will agree to modify the terms of its debt facilities on acceptable terms or at all, or that the Company will achieve its forecasted performance at the level necessary to provide adequate liquidity and/or covenant compliance. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

See “Liquidity and Capital Resources,” below.

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

Three Months Ended September 28, 2019 Compared to Three Months Ended September 29, 2018

Revenues

Revenues of $278.5 million for the three months ended September 28, 2019 decreased by $11.8 million, or 4.2%, as compared to the three months ended September 29, 2018.

Distribution segment revenues of $265.4 million for the three months ended September 28, 2019 decreased by 2.1%, or $5.6 million, from the three months ended September 29, 2018. Revenues from the Agendas, Furniture, and Instruction and Intervention categories contributed to this year-over-year decline. The majority of the decline in the quarter was in the Agendas product category, which was down $4.4 and ongoing operational challenges associated with the transition to a new technology platform to support the sale and production of Agenda products contributed to an acceleration in the historical revenue decline in the category. The decline in Furniture was primarily due to our decision to forego pursuing lower margin projects. Instruction & Intervention revenues of $20.0 million were down $2.0 million, or 9.3%. The main contributor to the softness in Instruction & Intervention orders was the Triumph Learning product line, particularly declining orders for consumable products (i.e. workbooks) for which the renewal rate has been lower than historical levels. Revenues for Supplies were up $2.6 million, or 2.2% due to strong operational performance in the fulfillment centers which resulted in shorter lead times and materially lower open orders entering the fourth quarter of 2019. AV Tech revenues of $4.0 million were up $0.3 million as compared to last year’s third quarter.

Curriculum segment revenues of $13.1 million for the three months ended September 28, 2019 decreased by 32.1%, or $6.2 million from the three months ended September 29, 2018, reflecting a delayed recovery in the Science curriculum spend, increased competition and timing shifts into fiscal 2020 with the California adoption. While the competitive landscape has changed since the last major adoption cycle with an increase in the number of competing products which could affect our adoption revenues, we believe the quality and effectiveness of our FOSS program is superior which we are highlighting in both our marketing and sales positioning.

Gross Profit

Gross profit for the three months ended September 28, 2019 was $92.6 million, as compared to $97.5 million for the three months ended September 29, 2018. Gross margin for the three months ended September 28, 2019 was 33.2%, as compared to 33.6% for the three months ended September 29, 2018.

Distribution segment gross margin was 32.1% for the three months ended September 28, 2019, as compared to 31.9% for the three months ended September 29, 2018. Pricing actions taken in 2018 and early 2019 have begun to positively impact gross margins over the past three quarters. The growth in segment gross margin in the third quarter of fiscal 2019 is based on a combination of newly-effective pricing arrangements and our decision to not pursue certain low margin opportunities which did not result in additional pull-through revenues at higher gross margins. The gross margin improvement in the quarter for the segment have been partially offset by lower Agenda gross margin as compared to last year’s third quarter. The operational challenges associated with the transition to a new technology platform for Agendas contributed 120 basis points of gross margin decline in the quarter.

Curriculum segment gross margin for the quarter was generally consistent with the prior year’s third quarter. Curriculum segment gross margin was 56.9% for the three months ended September 28, 2019, as compared to 57.2% for the three months ended September 29, 2018.

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

SG&A increased $4.8 million in the third quarter of fiscal 2019, from $59.6 million for the three months ended September 29, 2018 to $64.4 million for the three months ended September 28, 2019. The increased SG&A in the quarter was related to a combination of incentive compensation adjustments in the prior year’s third quarter, increased costs associated with the Agenda product category which is in the process of being discontinued and costs associated with the Company’s efforts to address its capital structure.

•

Approximately $3.1 million of the SG&A increase in the quarter is related to the Company’s incentive compensation plans. Commission expense for the quarter was $3.6 million, or 1.3% of revenues, while commission expense in last year’s third quarter was $1.7 million or 0.6% of revenues. The lower commission rate in last year’s third quarter reflected an adjustment in the Company’s estimate as to the number of sales representatives that would achieve full year targets. Management incentive compensation expense was zero in the third quarter of fiscal 2019 compared to a negative expense of $1.2 million in last year’s third quarter. The prior year’s negative expense reflected the adjustment for previously recorded expense based on the Company’s third quarter 2018 performance.

•

SG&A cost directly related to the Company’s Agenda product category increased by $1.8 million in the quarter related to incremental customer care, expedited shipment expense and costs associated with transitioning to a new technology platform.

•

Approximately $0.8 million of advisory, legal and consultant SG&A costs were incurred in the third quarter of 2019 related to efforts associated with our exploration of strategic alternatives announced on October 9, 2019.

All other SG&A costs in the third quarter of 2019 were down by approximately $2.0 million as compared to the third quarter of 2018. Variable SG&A expenses, consisting primarily of fulfillment center and outbound transportation costs were relatively flat in the quarter. Decreases in volume, improved operating efficiencies and the impact of favorable freight rates were offset by higher fulfillment center labor costs. All other fixed compensation and benefit costs decreased by $1.1 million in the third quarter of fiscal 2019 due to lower staffing levels. The remaining SG&A improvements in the quarter were related to the Company’s ongoing cost control efforts which resulted in cost savings across a number of categories including travel and use of consultants.

As a percent of revenue, SG&A increased from 20.5% for the three months ended September 29, 2018 to 23.1% for the three months ended September 28, 2019.

Impairment Charges

The Company recorded $4.6 million of goodwill impairment charges in the three months ended September 28, 2019 based on the assessment conducted during the third quarter of fiscal 2019. The goodwill impairment charge was for the Science reporting unit. See Note 9 – Goodwill and Other Intangible.

Restructuring Costs

For the three month period ended September 28, 2019, the Company recorded $1.1 million of restructuring charges. For the three month period ended September 29, 2018, the Company recorded $0.7 million of restructuring charges. The amounts in both periods were entirely related to severance. The increase in third quarter of fiscal 2019 was due primarily to a sales force restructuring as we completed the transition to a team sell-model.

Interest Expense

Interest expense increased by $1.1 million from $4.2 million for the three months ended September 29, 2018 to $5.3 million for the three months ended September 28, 2019. Cash interest expense increased $0.5 million in the third quarter of the current year due primarily to an increase in our cash interest rate of 120 basis points due to a combination of a year-over-year increase in LIBOR and an increase in our applicable margin related to our increased senior leverage ratio over the past twelve months. The additional interest expense due to the higher interest rates was partially offset by lower average outstanding debt of approximately $6.0 million at the end of the third quarter of fiscal 2019 as compared to the outstanding debt at the end of the third quarter of fiscal 2018.

Non-cash interest expense increased by $0.7 million in the third quarter of fiscal 2019 due to a combination of incremental paid-in-kind interest related to our New Term Loan and higher loan fee amortization due to the loan fees associated with the debt amendments executed in the first quarter of 2019.

Change in Fair Value of Warrant Derivative

In the third quarter of fiscal 2019, we recorded a non-cash charge of $0.2 million in order to reflect the current fair value of the obligation to issue warrants to the New Term Loan lenders. We did not have a fair value adjustment in fiscal 2018.

Benefit for Income Taxes

The benefit for income taxes was $1.0 million for the three months ended September 28, 2019, as compared to $14.5 million for the three months ended September 29, 2018. The change in income taxes was due primarily to the valuation allowance recorded in December 2018.

The effective income tax rate for the three months ended September 28, 2019 and the three months ended September 29, 2018 was -5.8% and 43.9%, respectively.

Nine Months Ended September 28, 2019 Compared to Nine Months Ended September 29, 2018

Revenues

Revenues of $535.1 million for the nine months ended September 28, 2019 decreased by $23.8 million, or 4.4%, as compared to the nine months ended September 29, 2018.

Distribution segment revenues of $507.3 million for the nine months ended September 28, 2019 decreased by 2.8%, or $14.0 million, from the nine months ended September 29, 2018. Revenues from the Agendas and Instruction & Intervention product categories are the primary drivers of the year-over-year decline. Agendas revenues were down by $7.1 million, or 24.6%, in the first nine months year-over-year. The Company has experienced challenges associated with the transition to a new technology platform to support the sale and production of Agenda products. Instruction & Intervention revenue was down year-over-year by $3.8 million, or 7.7%, in the first nine months. The main contributor to the softness in Instruction & Intervention orders was the Triumph Learning product line, particularly declining orders for consumable products (i.e. workbooks) for which the renewal rate has been lower than historical levels. In the fall of 2019 we are launching Success Coach, a major publishing initiative for our Company and the evolution of our existing Coach family of products. We are beginning to experience building momentum in the Instruction & Intervention category as incoming orders in the fourth quarter-to-date of 2019 are up year-over-year by over 15%. Supplies revenues were down slightly, 0.1%, due to a decline in smaller districts and non-district customers year-over-year. However, Supplies revenue has grown year-over-year in larger school districts and the Company deployed multiple sales and marketing initiatives aimed at improving our performance with the smaller customers. While we entered the fourth quarter with a lower open order position in Supplies due to strong operating performance in our fulfillment centers in 2019 as compared to 2018, incoming Supplies orders over the months of September and October are up 4.2% year-over-year. We believe our strong operating performance in the 2019 season, along with the team-sell model gaining effectiveness, are contributing to the increased order rate. Revenues for Furniture were down $1.2 million and AV Tech revenues were up $0.1 million as compared to fiscal 2018. Although we have not pursued certain lower-margin Furniture opportunities in 2019, the performance in our Furniture product category has been relatively consistent across all segments of our customer base, including the smaller district and non-district customers.

Curriculum segment revenues of $27.7 million for the nine months ended September 28, 2019 decreased by 26.0%, or $9.8 million, from the nine months ended September 29, 2018. The California adoption was a key driver in our fiscal 2019 growth expectations, as we expected approximately 50% of California school districts to purchase science curriculum in fiscal 2019, with the balance to purchase in 2020 and 2021. Our current expectation is that less than 25% of California districts will purchase in fiscal 2019. With the shift to later purchases, our opportunities in California for 2020 and 2021 have increased versus original expectations. Outside of California, our Curriculum revenues are down. With more active competition, our win-rates have been below historical levels. We believe our Science curriculum remains an effective and competitive product. We continue to enhance our offering and refine the sales and marketing process to better respond to competitive pressures. In addition, we have recently begun the process of upgrading our digital content delivery platform, which will add important features and functionality to our Science Curriculum offering and improve its competitive positioning.

Gross Profit

Gross profit for the nine months ended September 28, 2019 was $178.0 million, as compared to $192.4 million for the nine months ended September 29, 2018. Gross margin for the nine months ended September 28, 2019 was 33.3%, as compared to 34.4% for the nine months ended September 29, 2018.

Distribution segment gross margin was 32.1% for the nine months ended September 28, 2019, as compared to 32.8% for the nine months ended September 29, 2018. A year-over-year shift in product mix negatively impacted gross margin by 50 basis points for the first three quarters of 2019. Rate variances at a product line level, particularly Agendas, negatively impacted gross margin by 20 basis points. Agenda product gross margin has been negatively impacted by the operational challenges related to the transition to a new technology platform. Overall, Agendas contributed 60 basis points of gross margin decline to the segment for the first nine months of 2019. The gross margin of the remaining product category in the segment were essentially flat year-over-year. The gross margin trend has improved throughout the year. In our two largest product categories, Supplies and Furniture, strategic pricing actions taken over the past nine months, including a decision to not pursue certain low-margin business, are resulting in higher second half 2019 gross margin versus 2018 gross margin. Booked gross margins for June through October of 2019 were up materially year-over-year.

Curriculum segment gross margin was 54.5% for the nine months ended September 28, 2019, as compared to 56.5% for the nine months ended September 29, 2018. Higher training revenues in 2018 versus training revenues in 2019 and increases in product cost in 2019, primarily associated with smaller runs of printed material due to lower volumes, contributed to the gross margin decline.

Selling, General and Administrative Expenses

SG&A decreased $3.2 million in the first nine months of fiscal 2019, from $170.6 million for the nine months ended September 29, 2018 to $167.4 million for the nine months ended September 28, 2019.

Fixed compensation and benefit costs decreased by $2.7 million in the current year’s first nine months due to lower staffing levels. Stock-based compensation expense was down year-over-year by $1.9 million as previously recognized unvested RSU expense for the former CEO was reversed in the first quarter of 2019. Travel expense was down year-over-year by $1.1 million primarily due to a decrease in the number of consultants and sales associates. Depreciation and amortization expense decreased by $0.5 million in the current year related primarily to incremental depreciation in fiscal 2018 associated with the Company’s new phone system implementation. In the second quarter of fiscal 2019, the Company received $1.3 million as a recovery of previously incurred SG&A costs associated with a claim against a former vendor, which also contributed to the lower SG&A costs in the current year. Partially offsetting these decreases, commission expense was up $1.9 million year-over-year due to a change in the earning thresholds within the 2019 commission plans. Variable labor was up in the current year by $1.4 million primarily due to switching to using associates from temp agencies versus using seasonal help. This ensured the correct staffing levels throughout busy season. Financial advisor fees increased year-over-year by $2.2 million related to the Company’s exploration of strategic alternatives. Transitioning Agendas to a new technology platform resulted in a one time set-up fee of $1.3 million in the current fiscal year.

As a percent of revenue, SG&A increased from 30.5% for the nine months ended September 29, 2018 to 31.3% for the nine months ended September 28, 2019.

Impairment Charges

For the nine month period ended September 28, 2019, the Company recorded an impairment of $0.3 million related to the discontinuation of the use of a tradename and $4.6 million of a goodwill impairment charge based on the assessment conducted during the third quarter of fiscal 2019. The goodwill impairment charge was for the Science reporting unit. See Note 9 – Goodwill and Other Intangible. The Company did not have an impairment charge in the first nine months of fiscal 2018.

Restructuring Costs

For the nine month period ended September 28, 2019, the Company recorded $2.3 million of restructuring charges. For the nine month period ended September 29, 2018, the Company recorded $1.1 million of restructuring charges. The amounts in both periods were related entirely to severance. The increase in fiscal 2019 is due to a sales force restructuring and changes at the leadership level.

Interest Expense

Interest expense increased by $3.5 million from $11.4 million for the nine months ended September 29, 2018 to $14.9 million for the nine months ended September 28, 2019. Cash interest expense increased $2.0 million in the first nine months of the current year versus the first nine months of the prior year due primarily to an increase in our cash interest rate for fiscal 2019 of approximately 150 basis points. The increase in the cash interest rate was due primarily to a year-over-year increase in our applicable margin as a result of an increase in our senior leverage ratio over the past twelve months. In addition, our cash interest increased by approximately $0.1 million in the first nine months of 2019 as our average borrowings were up $1.6 million year-over year.

Non-cash interest expense increased by $1.5 million in the first nine months of fiscal 2019 due primarily to incremental paid-in-kind interest related to our New Term Loan.

Change in Value of Warrant Derivative

In fiscal 2019, the Company recorded a non-cash charge of $1.3 million in order to reflect the change in the current fair value of the obligation to issue warrants to the New Term Loan lenders. We did not have a fair value adjustment in fiscal 2018.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $0.2 million for the nine months ended September 28, 2019, as compared to a provision for income taxes of $9.4 million for the nine months ended September 29, 2018.

The effective income tax rate for the nine months ended September 28, 2019 and the nine months ended September 29, 2018 was -1.6% and 101.1%, respectively. The decrease in the year-over-year effective tax rate for the first nine months of 2019 is due to the tax valuation allowance which the Company recorded in the fourth quarter of 2018. The Company determined as of the end of the third quarter of fiscal 2019 that the tax valuation allowance was still necessary. As a result, the Company has not provided a tax benefit in the current year for anticipated net operating losses. In the second quarter of fiscal 2019, the Company determined that unremitted earnings and profits in foreign subsidiaries would likely be repatriated to the parent entity over the next twelve months; however, the majority of any earnings and profits repatriated would be treated as a return of capital for Canadian purposes and, thus, not subject to a withholding tax based on the U.S./Canada tax treaty. Based on the Company’s current full year forecast, it anticipates utilizing a net operating loss in fiscal 2019. The Company expects cash taxes to be less than $0.5 million in fiscal 2019.

Liquidity and Capital Resources

At September 28, 2019, the Company had negative working capital of $21.4 million, a decrease of $146.1 million as compared to September 29, 2018. Net working capital in the current year includes both $5.9 million of cash and $199.1 million of current maturities of long-term debt. Current maturities of long-term debt have increased year over year because the Company has classified the full amount of the outstanding New Term Loan balances outstanding as of September 28, 2019, approximately $108.4 million, as currently maturing long-term debt due to the Company’s non-compliance with certain financial covenants as of the end of the third quarter of fiscal 2019 and the short-term nature of the forbearance granted by the New Term Loan Lenders and ABL Lenders with respect to this non-compliance. The Company’s capitalization at September 28, 2019 was $252.9 million and consisted of total debt of $199.1 million and stockholders’ equity of $53.8 million.

Net cash used by operating activities was $48.7 million and $86.1 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. The decrease in cash used by operating activities related primarily to working capital changes. As of fiscal 2018 year end, the Company’s working capital balances were higher than historical year end working capital balances due to the impact of late order and split order fulfillment in fiscal 2018. This year-over-year decrease reflects that working capital balances have returned to historical levels. As a result, over the first nine months of fiscal 2019, the Company’s cash used for working capital changes was down $37.4 million versus the first nine months of fiscal 2018.

Net cash used in investing activities was $10.5 million in the first nine months of fiscal 2019 as compared to $12.4 million in the first nine months of fiscal 2018. The Company expects net cash used in investing activities to decrease by approximately $2.7 million for the full year fiscal 2019 as compared to full year fiscal 2018 due to lower investments in the Company’s e-commerce platform and product information management systems as these projects are approaching completion. The completion of these projects is expected to result in improvements to the Company’s platforms and processes and lower both ongoing operating costs and future investments.

Net cash provided by financing activities was $64.1 million in fiscal 2019 versus $74.8 million in fiscal 2018. In both periods the net cash provided from financing activities represents net draws from the ABL Facility, which combined with beginning of period cash balances, were used to fund operating and investing cash outflows, as well as Term Loan repayments in fiscal 2019. The Company repaid principal on its Term Loan in the amount of $4.1 million during the first nine months of fiscal 2019, which consisted of an excess cash flow payment of $0.8 million and regularly scheduled principal payments of $3.3 million.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued. In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As of September 28, 2019, outstanding borrowings on the ABL Facility were $69.0 million, while the excess availability on that date for the ABL Facility was $52.9 million. In addition to the Company’s excess availability, it had $5.9 million of cash on its balance sheet as of September 28, 2019.

The increase in current maturities in the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018 is due to the deferred cash payment obligations which are payable in December 2019 and the forbearance associated with the Company’s term loan as of the end of the third quarter 2019.

As described in Note – 2 Going Concern to the condensed consolidated financial statements, the Company may not have the liquidity necessary to retire currently maturing debt obligations and may not be able to remain in compliance with future period covenants, which could result in the Company’s inability to continue as a going concern.

On October 28, 2019, the “Company” entered into the Fourth Amendment (the “Fourth Amendment”) to the New Term Loan Agreement dated April 7, 2017, in order to extend the required delivery date of the unaudited financial statements of the Company and its subsidiaries with respect to the month ended September 28, 2019 required under the New Term Loan Agreement from within 30 days after the end of such month to November 4, 2019 or such later date as agreed to in writing by the New Term Loan Agent in its discretion. This date was subsequently extended several times by the New Term Loan Agent, most recently to November 12, 2019.

Also on October 28, 2019, the Company entered into the Seventh Amendment (the “Seventh Amendment”) to the ABL Facility Loan Agreement dated June 11, 2013, in order to extend the required delivery date of the unaudited financial statements of the Company and its subsidiaries with respect to the month ended September 28, 2019 required under the ABL Facility from within 30 days after the end of such month to November 4, 2019 or such later date as agreed to in writing by the ABL Agent in its discretion. This date was subsequently extended several times by the ABL Agent, most recently to November 12, 2019.

The Fourth Amendment and the Seventh Amendment each served as a short-term forbearance of the events of default that would have resulted from the delivery of those financial statements due to the Company’s non-compliance with the net senior leverage ratio and the minimum EBITDA covenants under the New Term Loan Agreement and the ABL Facility as of September 30, 2019 (the “Existing Events of Default”).

The Fourth Amendment and the Seventh Amendment are filed as exhibits to this report and are incorporated herein by reference. The foregoing descriptions of the Fourth Amendment and the Seventh Amendment do not purport to be complete and are qualified in their entirety by the full text of such agreements.

On November 12, 2019, the Company and the New Term Loan Agent reached a non-binding Summary of Terms and Conditions for Forbearance Agreement and Fifth Amendment to the New Term Loan Agreement with the New Term Loan Lenders and the New Term Loan Agent (the “Term Loan Term Sheet”). Capitalized terms used below that are not otherwise defined have the meaning set forth in the New Term Loan Agreement. The Term Loan Term Sheet contemplates the Company entering into a Fifth Amendment to the New Term Loan Agreement no later than November 22, 2019, in order to, among other things: (1) establish a forbearance period during which the Term Loan Lenders would forbear the exercise of any rights or remedies with respect to the Existing Events of Default until a Termination Event (which would be the earliest of (a) January 31, 2020, (b) March 31, 2020 if a Specified Unsecured Prepetition Debt Satisfaction Event has occurred prior to January 31, 2020 (the earlier of (a) or (b), the “Outside Date”), (c) at the election of the Term Loan Agent, the occurrence of an event of default, other than the Existing Events of Default, (d) the expiration or termination of the forbearance period described in the ABL Term Sheet described below, or (e) the occurrence of any other customary termination event); (2) the payment of a $6 million closing fee, which may be reduced to not less than $1.25 million under certain circumstances; (3) the addition of approximately $3.5 million in other fees to the principal balance of the New Term Loan; (4) in replacement of the Third Amendment Warrants, warrants to purchase, for a price of $0.01 per share, 18% of the outstanding common stock of the Company, with such warrants earned in full and vesting immediately on the date of issuance, but not exercisable until the Outside Date (the “Fourth Amendment Warrants”), provided that if the Obligations are paid in full in cash on or prior to (a) February 29, 2020, the Company shall have the right to buy back 50% of the Fourth Amendment Warrants, and (b) the Outside Date, the Company shall have the right to buy back 75% of the Fourth Amendment Warrants, in each case for a price of $0.01 per share; (5) amend the definition of Applicable Margin so that it will no longer depend on the Net Senior Leverage Ratio and will instead be set at 7.00% per annum for all Prime Rate Loans and 8.00% per annum for all LIBOR Rate Loans; (6) amend the definition of PIK Interest Rate so that it will no longer depend on the Net Senior Leverage Ratio and will instead be set at 2.00% per annum; (7) provide that the New Term Loan and other Obligations shall bear interest at the Default Rate and to increase the Default Rate by 1.00%, which increase will be paid in kind by adding such amount to the principal balance of the Term Loan; (8) convert LIBOR Rate Loans to Prime Rate Loans as their interest periods expire and eliminate the Company’s ability to request to convert or continue the Term Loan or any portion thereof as LIBOR Rate Loans; (9) require the delivery on a weekly basis of detailed 13-week budgets (each, a “Budget”); (10) amend the financial covenants, including the elimination of the Fixed Charge Coverage Ratio and the Net Senior Leverage Ratio during the forbearance period, resetting the Minimum EBITDA to be tested monthly, resetting the minimum Specified Availability to the greater of $12.5 million, replacing the existing clean-down and ABL Facility usage covenant with the same covenants as reflected in the ABL Term Sheet (11) limit the use of cash receipts to payment of Budget disbursements and not submit ABL borrowing requests in excess of the amount needed to fund the Budget; (12) require the Company to pursue a merger, financing transaction, or sale transaction that will cause the Company to repay the Obligations in full prior to the Outside Date, subject to the satisfaction of various milestones and conditions; (13) provide full access rights to the Term Loan Agent, its counsel and its advisors; (14) extend the maturity date of the Term Loan to November 11, 2020; (15) eliminate a number of the Company’s right under the New Term Loan Agreement, including but not limited to its right to consent to assignments, to make Permitted Acquisitions, to reinvest proceeds of Asset Dispositions and Extraordinary Proceeds, and to make Specified Asset Dispositions; and (16) provide for enhanced inspection rights for the New Term Loan Agent.

For purposes of the Term Loan Term Sheet, a “Specified Unsecured Prepetition Debt Satisfaction Event” means, among other things, that a specified percentage of the Specified Unsecured Prepetition Debt has been amended such that its final maturity is not on or before December 11, 2020, does not provide for any payments before that date except for limited percentages in certain limited circumstances, it accrues interest, payable solely in kind, at a rate per annum reasonably satisfactory to the New Term Loan Agent and the required New Term Loan Lenders, and can be secured by a third lien on the Term Loan Priority Collateral, that is subject to an intercreditor agreement, among other things.

Also on November 12, 2019, the Company entered into a non-binding Summary of Terms and Conditions for Forbearance Agreement and Eighth Amendment to Loan Agreement with the ABL Lenders and the ABL Agent (the “ABL Term Sheet”). Capitalized terms used below that are not otherwise defined have the meaning set forth in the ABL Agreement. The ABL Term Sheet contemplates the Company entering into an Eighth Amendment the ABL Agreement no later than November 22, 2019, in order to, among other things: (1) establish a forbearance period during which the ABL Lenders would forbear the exercise of any rights or remedies with respect to the Existing Events of Default until a Termination Event (which would be the earliest of (a) January 31, 2020, (b) March 31, 2020 if a Specified Unsecured Prepetition Debt Satisfaction Event has occurred prior to January 31, 2020 (the earlier of (a) or (b), the “Outside Date”), (c) at the election of the ABL Agent, the occurrence of an event of default, other than the Existing Events of Default, (d) the expiration or termination of the forbearance period provided by the Term Loan Sheet described above, or (e) the occurrence of any other customary termination event); (2) the payment of a fee equal to 0.50% times the amount of the Commitments in effect as of the Closing Date under the ABL; (3) amend the definition of Applicable Margin so that it will no longer depend on the Fixed Charge Coverage Ratio and will instead be set at 300 bps for all Base Rate Loans and 400 bps for all LIBOR Loans; (4) require the delivery on a weekly basis of detailed 13-week budgets (each, a “Budget”); (5) amend the financial covenants, including the elimination of the Fixed Charge Coverage Ratio during the forbearance period, adding a covenant testing trailing twelve-month EBITDA on a monthly basis, in a manner consistent with the Fifth Amendment, replacing the existing clean-down covenant in Section 10.2.3 of the ABL Agreement with a clean-down covenant requiring the Loans be paid down to $10,000,000 at fiscal year end December 28, 2019; (6) limit the use of cash receipts to payment of Budget disbursements and not submit ABL borrowing requests in excess of the amount needed to fund the Budget; (7) require the Company to pursue a merger, sale, or other restructuring transaction that will cause the Company to repay the Term Loan Obligations in full on or prior to the Outside Date, subject to the satisfaction of various milestones and conditions; (8) provide full access rights to the ABL Agent, its counsel and its advisors; (9) extend the maturity date of the ABL to 30 days prior to the extended maturity date of the New Term Loan Agreement described above (expected to be October 11, 2020); (10) eliminate a number of the Company’s rights under the ABL Agreement, including but not limited to its right to consent to assignments, to make Permitted Acquisitions, and to make Specified Asset Dispositions; (11) amend the definitions of Availability Reserve and Borrowing Base to add an availability block equal to $15,000,000; and (12) provide for enhanced inspection rights for the ABL Agent.

The foregoing descriptions of the Term Loan Term Sheet and the ABL Term Sheet are summaries and do not purport to be complete descriptions of the terms thereof. The closing of the Fifth Amendment and the Eighth Amendment are subject to a number of conditions that the Company may not be able to satisfy, and do not represent binding commitments on the part of the New Term Loan Lenders or the ABL Lenders to enter into such amendments on these terms or at all. There is no assurance that the Company will enter into the Fifth Amendment or the Eighth Amendment before November 22, 2019 or at all, or if it does, that the Fifth Amendment and the Eighth Amendment will contain the terms set forth in the Term Loan Term Sheet and the ABL Term Sheet, respectively. In the event the Company is not able to enter into the Fifth Amendment and the Eighth Amendment in a timely manner and the New Term Loan Lenders and the ABL Lenders do not otherwise extend their forbearance, such lenders will be entitled to exercise their rights and remedies under the New Term Loan Agreement and the ABL Agreement, respectively, with respect to the Existing Events of Default.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors

The following risk factors supplement the Risk Factors described in the Company’s 2018 Annual Report on Form 10-K and should be read in conjunction therewith.

We are highly leveraged and, due to our noncompliance with certain financial covenants, we are subject to short-term forbearance agreements with our term loan lenders and ABL lenders as of the date of this report.

As of September 28, 2019, we had $199.1 million of reported debt, or $204.2 million of gross debt, which excludes debt issuance costs. Due to our noncompliance with certain financial covenants and the short-term nature of the forbearance we have received from our term loan lenders and ABL lenders, as well as the scheduled maturity of certain of this debt in December 2019, all of this debt has been reflected as currently maturing on our balance sheet as of September 28, 2019. If our efforts to extend the forbearance period in effect as of November 12, 2019 and modify the terms of our debt obligations, and either borrow additional funds in sufficient amounts or engage in a sale transaction within the required time period and/or upon the terms specified in those modifications, we may not have the liquidity necessary to retire our debt obligations, which could result in our lenders and other creditors accelerating our debt obligations and our inability to continue as a going concern.

See Item 3, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for a more detailed discussion of our liquidity and how this may affect our ability to continue as a going concern.

As a result of our financial performance in the month ended September 28, 2019, we are obligated to begin issuing warrants to our term loan lenders, which will cause immediate and substantial dilution to our current stockholders.

Under the terms of the third amendment to our term loan agreement, we agreed to issue each month beginning with the month ended September 28, 2019 fully vested and exercisable warrants to our term loan lenders entitling them to purchase up to 2% of our outstanding common stock for a purchase price of $0.001 per share in the event our monthly financial performance does not meet certain thresholds, with the total number of warrants issued not to exceed in the aggregate 18% of our outstanding common stock. The issuance of these warrants will cause immediate and substantial dilution to our shareholders and are expected to cause our share price to decline, and if the conditions for repurchasing them are not satisfied, will substantially reduce the amount our existing common stockholder would receive in any sale transaction. In light of our current financial performance, we anticipate that all of these warrants will be issued.

ITEM 5. Other Information

On October 28, 2019, the “Company” entered into the Fourth Amendment (the “Fourth Amendment”) to the New Term Loan Agreement dated April 7, 2017, in order to extend the required delivery date of the unaudited financial statements of the Company and its subsidiaries with respect to the month ended September 28, 2019 required under the New Term Loan Agreement from within 30 days after the end of such month to November 4, 2019 or such later date as agreed to in writing by the New Term Loan Agent in its discretion. This date was subsequently extended several times by the New Term Loan Agent, most recently to November 12, 2019.

Also on October 28, 2019, the Company entered into the Seventh Amendment (the “Seventh Amendment”) to the ABL Facility dated June 11, 2013, as amended (the “ABL Agreement”) among the Company, certain of its subsidiary borrowers, Bank of America, N.A. and Bank of Montreal as lenders (the “ABL Lenders”), and Bank of America, N.A., as agent for the ABL Lenders (the “ABL Agent”) in order to extend the required delivery date of the unaudited financial statements of the Company and its subsidiaries with respect to the month ended September 28, 2019 required under the ABL Facility from within 30 days after the end of such month to November 4, 2019 or such later date as agreed to in writing by the ABL Agent in its discretion. This date was subsequently extended several times by the ABL Agent, most recently to November 12, 2019.

The Fourth Amendment and the Seventh Amendment each served as a short-term forbearance of the events of default that would have resulted from the delivery of those financial statements due to the Company’s non-compliance with the net senior leverage ratio and the minimum EBITDA covenants under the New Term Loan Agreement as of September 28, 2019 (the “Existing Events of Default”).

The Fourth Amendment and the Seventh Amendment are filed as exhibits to this report and are incorporated herein by reference. The foregoing descriptions of the Fourth Amendment and the Seventh Amendment do not purport to be complete and are qualified in their entirety by the full text of such agreements.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Fourth Amendment, dated as of October 28, 2019, to the Loan Agreement, dated as of April 7, 2017, by and among School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties thereto, as lenders, and TCW Asset Management Company, LLC, as agent.

10.2	Seventh Amendment, dated as of October 28, 2019, to the Loan Agreement dated as of June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, and Bank of America, N.A., as agent for the lenders.

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from School Specialty, Inc.’s. Quarterly Report on Form 10-Q for the quarter ended September 28, 2019 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOOL SPECIALTY, INC.
(Registrant)

November 12, 2019	/s/ Michael Buenzow
Date	Michael Buenzow
Interim Chief Executive Officer
(Principal Executive Officer)

November 12, 2019	/s/ Kevin L. Baehler
Date	Kevin L. Baehler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)