Form 10-K
period 2019-12-28
SCHOOL SPECIALTY INC
filed 2020-04-07
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 28, 2019

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 28, 2019 was $20,683,549. As of March 25, 2020, there were 7,025,219 shares of the Registrant’s common stock outstanding.

INCORPORATION BY REFERENCE

Part III is incorporated by reference from the Proxy Statement from the 2020 Annual Meeting of Shareholders.

RELIANCE ON SEC ORDER

School Specialty, Inc. (the “Company”) is filing its Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the “Report”) pursuant to the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of the Report due to circumstances related to the coronavirus disease 2019 (“COVID-19”). The Company’s operations and business, as well as those of its independent registered public accounting firm, Grant Thornton LLP (“GT”) which had previously notified the Company that its professional staff engaged in the audit of the Company’s financial statements and preparation of the accompanying audit report would be working remotely and would no longer be present at the Company’s facilities, have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world. The Company’s business was abruptly and dramatically impacted by the COVID-19 pandemic as approximately 90% of the Company’s primary customers, public and private schools, were shut down which necessitated the Company’s focus over the past few weeks to be primarily on executing its contingency plans. In addition, the Company’s two primary facilities are located in states which are under stay-at-home orders, resulting in staffing challenges. These disruptions to the process of preparing the Company’s financial statements and accompanying audit report as a result of the COVID-19 virus, are causing the Company’s Form 10-K for the 2019 fiscal year which was due on March 27, 2020 to be delayed. Consequently, the Company was unable to timely file the Report.

PART I

Item 1.	Business

Unless the context requires otherwise, all references to “School Specialty,” “SSI,” the “Company,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries. The Company’s fiscal year ends on the last Saturday in December. The January 1, 2017 to December 30, 2017, the December 31, 2017 to December 29, 2018, and the December 30, 2018 to December 28, 2019 years will be referred to as “fiscal 2017,” “fiscal 2018,” and “fiscal 2019,” respectively, in this Annual Report.

Company Overview

The outbreak of the novel coronavirus disease (COVID-19) has significantly affected our business beginning with the latter part of March 2020. The ultimate impact of coronavirus is highly uncertain and subject to change. Our business is predominantly focused on serving public and private school districts. However, most states have taken the rare step of closing schools to try to slow the spread of the virus. As of March 23, 2020, forty-seven states have mandated state-wide school closures, and many districts in the remaining three states have independently decided to shutdown. School shutdowns have resulted in our customers’ inability to accept shipments of our products and substantially lower orders. While the Company does not yet know the full effect or length of school closures or the impact to the global economy as a whole, the effects could have a material impact on the Company’s business, results of operations, liquidity, and financial condition, as well as those of the third parties on which we rely.

School Specialty is a leading distributor of innovative and proprietary products, programs and services to the education marketplace. The Company designs, develops, and sources products to provide educators with a comprehensive offering of school supplies, furniture and both curriculum and supplemental learning resources. Working in collaboration with educators, School Specialty reaches beyond the scope of textbooks to help teachers, guidance counselors and school administrators ensure that every student reaches his or her full potential. School Specialty’s product offering includes supplies, furniture, technology products, supplemental learning products (“instruction and intervention”) and curriculum solutions, which are primarily sold to the education marketplace. The Company provides educators with its own innovative and proprietary products and services, from basic school supplies to products and services that address student safety and well-being to Science, Reading, Language and Math teaching materials, as well as test preparation materials. Through its nationwide distribution network, School Specialty also provides its customers with access to a broad spectrum of well-recognized, third-party brands across its product categories. This assortment strategy enables the Company to offer a broad range of products primarily serving the pre-kindergarten through twelfth grade (“PreK-12”) education market at the state, district and school levels. The Company has expanded the distribution of its products beyond the education market by establishing relationships with e-tailers and retailers. School Specialty offers its products through two operating segments: Distribution and Curriculum.

As of December 28, 2019, the Company had $2.1 million in cash and excess availability of $19.9 million on its ABL facility. However, the Company’s operating results were below plan for fiscal 2019 which resulted in non-compliance with certain financial covenants of the Company’s debt facilities in the third quarter of 2019 and all of the Company’s debt has been classified as current in the consolidated financial statements. See Note 9 – Debt for details regarding the Company’s debt facilities. To address the non-compliance, the Company entered into short-term forbearance agreements and amendments with its senior secured lenders for a forbearance related to the third quarter non-compliance and amendments to the terms of its debt facilities. The forbearance and amendment, among other things, resulted in restrictions on the Company’s borrowing capacity and an acceleration of the current maturity dates. However, the forbearance and amendments also allowed the Company to pursue an extension of the maturity date with the holders of the currently maturing deferred cash payment obligations, and the Company was able to successfully negotiate one-year extensions on $21.3 million, or 76 percent, of the total outstanding obligations of $27.9 million, which were scheduled to mature on December 12, 2019. Those deferred vendor payment obligations which have not been extended, approximately $6.6 million, are past due as of the end of fiscal 2019. Uncertainty as to the success of entering into amendments with the Company’s senior secured lenders, extensions to the currently-maturing deferred cash payment obligations and the Company’s ability to remain in compliance with future period covenants could result in the Company’s senior secured lenders exercising their rights and remedies with respect to our current non-compliance, resulting in substantial doubt about the Company’s ability to continue as a going concern twelve months from the date the financial statements are issued.

Management believes that the Company’s ability to continue as a going concern is dependent on a combination of its ability to return to normal business operations, negotiating satisfactory terms related to obtaining the additional funding necessary to repay its currently maturing debt obligations, renegotiating certain terms of its existing debt facilities, and pursuing other strategic alternatives. Management hired an investment banker in August 2019 to assist in both seeking additional capital financing and, as announced in October 2019, to pursue strategic alternatives.

Indications received from the process, thus far, have not ascribed meaningful, if any, value to the equity. It is likely that our current financial situation will depend on the negotiations with senior secured lenders, and we expect those negotiations will result in our existing equity having little or no value, and the senior secured lenders taking control of the Company. The Board and management believe that, if the senior secured lenders acquire substantially all of the equity of the Company, it will result in in a restructuring of our debt obligations and other measures intended to improve the liquidity position of the Company. To the extent the senior secured lenders take control of the Company, it is our expectation that such measures would be taken in an effort to enable the Company to operate as a going concern. However, there can be no assurance that additional debt or other financing from the Company’s current senior secured lenders will be sufficient amounts and on acceptable terms, necessary to provide adequate liquidity.

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

Across both groups, during 2019 we reached our customers through a sales force of approximately 230 professionals (approximately 105 of which were inside sales representatives), 5.9 million catalogs, and our proprietary e-commerce websites. In fiscal 2019, we believe we sold products to approximately 68% of the approximately 133,000 schools in the United States, and we believe we reached a majority of the 3.1 million teachers in those schools. For fiscal 2019, we generated revenues of $626.1 million.

The following is a more complete description of our two operating groups, or segments.

Distribution Segment. Our Distribution segment provides a wide assortment of products, solutions and services primarily to the PreK-12 education market, e-tail and retail channel partners. Products include a comprehensive line of everyday consumables, specialized supplies, indoor and outdoor furniture and equipment, technology products, safety and security products, instructional teaching materials, and intervention products, including assessment tools, and state-specific test preparation materials, among others. Distribution products are sold via a nationwide sales force and distribution network, with reach to the majority of schools throughout the United States. Distribution products are also sold direct to teachers and to consumers through the Company’s various e-commerce platforms. Distribution products are grouped into four product categories which include:

•	Supplies

•	Furniture

•	Instruction and Intervention

•	A/V Technology

A fifth product category, Agendas, was exited by the Company at the end of fiscal 2019. Agendas was a category with declining revenues over the past ten years, with little chance for recovery in our estimation. Through 2018, the Agendas category was accretive to operating income and cash flow, while the category’s results for 2019 were dilutive.

By working closely with school administrators, teachers and other educators, the Distribution segment employs a curation strategy, offering a solutions-based approach across multiple product categories. The Company helps schools with their purchasing decisions by offering a suite of value-added products and services to fit within budget parameters, while also helping to manage supply chain issues, and back-to-school logistics to help school administrators save both time and money. This segment also offers project management and design services through its Project by Design® team (“PbD”), for both school refurbishment and new construction projects. As an end-to-end solution provider for schools, PbD is able to help schools’ outfit both indoor and outdoor school facilities with state- of-the-art furniture and equipment, while also serving as a single source for additional proprietary and/or third-party branded products.

Distribution products include both proprietary branded products and other national brands. Among the segment’s well-known proprietary brands are Childcraft®, Sax® Arts & Crafts, Califone®, Classroom Select®, Sportime®, Abilitations®, Hammond & StephensTM, Brodhead Garrett®, School Smart®, Royal Seating®, Projects by Design®, CPO ScienceTM, Frey Scientific®, Educator’s Publishing Service®, Wordly Wise 3000®, Explode the Code®, ThinkMath!TM, SSI Guardian ®, Making Connections®, S.P.I.R.E®, Buckle Down®, and Coach®. Distribution products accounted for approximately 95% of our revenues for fiscal 2019.

Curriculum Segment. Our Curriculum segment is a publisher of proprietary core curriculum in the Science area of the PreK-12 education market:

Products in our Curriculum segment are typically sold to curriculum specialists and other educators with direct responsibility for advancing student outcomes.

The Curriculum segment develops standards-based curriculum science products. Its offerings are tailored to address specific learning needs, drive improved student performance, engage learners and accelerate the learning process. A team of approximately 13 product development associates leverages long-standing relationships with outside developers, authors, co-publishing strategic partners and consultants to develop educational products and solutions that meet curriculum standards and improve classroom teaching effectiveness.

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

Our Curriculum segment product lines include Delta Education® and FOSS®. Our Curriculum products accounted for approximately 5% of our revenues in fiscal 2019.

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

Our Distribution offerings are focused in the following areas:

Supplies Category: We believe we are the largest marketer of school and classroom supplies into the education market. Through our School Specialty Distribution catalogs, which offer both national brands and many of our proprietary School Smart® products, we provide an extensive offering of basic supplies that are consumed in schools and classrooms as well as in home use. This offering includes office products, classroom supplies, janitorial and sanitation supplies, school equipment, school and student safety and security products and services, physical education products, art supplies and paper, among others. Certain of these products are more commodity-like in nature and require an efficient supply chain and distribution and logistics expertise to be competitive. As a result of our large distribution network and supply chain expertise, our customers view us as a preferred supplier in the Supplies category. Our School Smart private label products are primarily sourced directly from low-cost, overseas manufacturers, which we believe will allow us to enhance our product offering and improve profitability.

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

With our acquisition in fiscal 2017 of the assets of Triumph Learning LLC, our offering includes state-specific assessment preparation materials. Triumph Learning’s flagship brand, Coach®, has been utilized throughout education, providing educational facilities and teachers with hands-on test preparation books for ELA, math, science and social studies, with materials customized to state-specific best practices, along with a comprehensive series of supplemental and intervention resources for ELA, math and science. Solutions are delivered through multiple platforms, including both print and digital, as well as through third-party platforms and applications.

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

Intellectual Property

We maintain a number of patents, trademarks, trade names, service marks and other intangible property rights that we believe have significant value and are important to our business. Our trademarks, trade names and service marks include the following: School Specialty®, Education Essentials®, School Smart®, Royal Seating®, Projects by Design®, abc School Supply®, Integrations®, Abilitations®, Brodhead Garrett®, Califone®, Childcraft®, ClassroomDirect®, Coach®, Buckle Down®, Frey Scientific®, Hammond & StephensTM, Sax® Arts & Crafts, Sax® Family & Consumer Sciences, Sportime®, Delta Education®, Neo/SCI®, CPO Science™, and EPS®. We also sell products under brands we license, such as FOSS®, ThinkMath!™ and FranklinCovey® Seven Habits.

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

During 2019, our Distribution segment sales and marketing approach utilized a sales force of approximately 210 professionals, approximately 36 distinct catalog titles, and School Specialty Online®, an e-commerce solution that enables us to tailor our product offerings and pricing to individual school districts and school administrators. Over the past few years, we took steps to realign our nationwide sales team and our go-to-market strategy, which also included the expansion of an inside sales team and the implementation of a team-based selling model focused on driving growth through increased customer penetration.

In the Supplies category, we leverage our national sales force, which we believe represented the largest distribution network in the market in 2019, and our supply chain expertise, to reduce our customers’ cost of acquisition in the most commonly purchased, highest volume commodity items used by schools. In the Instruction & Intervention category, we market our products through direct marketing channels and leverage category specific sales personnel. We compete by offering deep assortments in the most commonly purchased products, by leveraging our size to reduce product costs, and by driving customer retention and acquisition through sophisticated database analytics. In the Furniture category, our unique Projects by Design® service gives us significant competitive advantages by providing customers with value-added construction management support, from interior design through installation and field support. In the non-project related segment of furniture, we capitalize on relationship selling through a direct sales force we believe was among the largest in the market in 2019.

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

Generally, for each Curriculum product line, a major catalog containing its full product offering is distributed near the end of the calendar year and during the course of the year we mail additional supplemental catalogs. Schools, teachers and curriculum specialists can also access websites for product information and purchasing. Further, we believe that by cross marketing our Curriculum brands to Distribution customers, we can achieve substantial incremental sales.

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

Pricing. Pricing for our Distribution and Curriculum product offerings varies by product and market channel. We generally offer a negotiated discount from catalog or list prices for products from our Distribution catalogs and respond to quote and bid requests. The pricing structure of proprietary Curriculum products offered through direct marketing is generally less subject to negotiation.

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

Private Label Product. We launched the School Smart® brand in 2005. Since that time, we have focused our strategy on providing a private brand alternative for educators, using a combination of off-shoring and out-sourcing of products. In fiscal 2019, our revenue for School Smart branded products was approximately $51 million. We continue to evaluate the balance of branded and private brand products and we believe that there are additional opportunities to grow sales through new products, product line extensions and new product configurations.

We strive to maintain close and stable relationships with our vendors to facilitate a streamlined procurement process. At the same time, we continually review alternative supply sources in an effort to improve quality and customer satisfaction and reduce product cost. Increasingly, transactions with our vendors are processed through an electronic procurement process. This electronic process reduces costs and improves accuracy and efficiency in our procurement and fulfillment process. When more than one of our business units buys from the same vendor, we typically negotiate one contract to fully leverage our combined purchasing power.

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

In order to maintain the proprietary nature of certain furniture products, we operate one manufacturing facility. Our Lancaster, Pennsylvania plant manufactures wood furniture for our early childhood offerings. Products that we manufacture accounted for less than 10% of sales during fiscal 2019 and fiscal 2018.

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

Competition

The supplemental educational products and equipment market is highly fragmented with many retail and wholesale companies providing products and equipment, many of which are family- or employee-owned, regional companies. We also compete, to a much lesser extent, with alternate channel competitors such as office product contract stationers, office supply superstores, purchasing cooperatives and internet-based businesses. Their primary advantages over us include size, location, greater financial resources and purchasing power. Their primary disadvantage is that their product mix typically covers less of a school’s overall needs (measured by volume). We believe we compete favorably with these companies on the basis of service, product offering and customer reach. The standards-based curriculum market is highly competitive, and School Specialty competes with several large, well-known education companies as well as small, niche companies.

Employees

As of March 6, 2020, we had approximately 1,136 full-time employees. Since the beginning of fiscal 2015, we have reduced the number of full-time employees by over 200 as we have integrated and aligned core function areas across the Company, such as operations, supply chain management, procurement and logistics, marketing, finance, information technology and human resources. Additionally, to meet the seasonal demands of our customers, we employ many seasonal employees during the late spring and summer months. Historically, we have been able to meet our requirements for seasonal employment. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Backlog

We had no material backlog at December 28, 2019. Our customers typically purchase products on an as-needed basis.

Item 1A.	Risk Factors

Forward-Looking Statements

Statements in this Annual Report which are not historical are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include: (1) statements made under Item 1, Business and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to internal growth plans, projected revenues, margin improvement, capital expenditures and adequacy of capital resources; (2) statements included or incorporated by reference in our future filings with the Securities and Exchange Commission; and (3) information contained in written material, releases and oral statements issued by, or on behalf of, School Specialty including, without limitation, statements with respect to our ability to continue as a going concern, our access to capital and projected revenues, costs, earnings and earnings per share. Forward-looking statements also include statements regarding the intent, belief or current expectation of School Specialty or its officers. Forward-looking statements include statements preceded by, followed by or that include forward-looking terminology such as “may,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “continues” or similar expressions.

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

As of March 14, 2020, we had $164 million of gross debt, which excludes debt issuance costs. Due to our noncompliance with certain financial covenants, we received a forbearance from our lenders, effective November 22, 2019. As a result of the short-term nature of the forbearance we have received from our term loan lenders and ABL lenders, as well as the scheduled maturity of certain of this debt in December 2019, all of this debt has been reflected as currently maturing on our balance sheet as of December 28, 2019. We have received several short-term extensions of the forbearance since that time. These extensions are at the discretion of the senior secured lenders, and the lenders can exercise their rights or remedies at any time. As previously announced, we had engaged in a process to explore strategic alternatives in the fourth quarter of 2019. As of the date of this report, indications received from the process, thus far, have not ascribed meaningful, if any, value to the equity. It is likely that our current financial situation will depend on the negotiations with senior lenders, and we expect those negotiations will result in our existing equity having little or no value, and the lenders taking control of the Company. The negotiations with our senior secured lenders, to the date of this report, involve not only an extension of the forbearance period, but also a restructuring of our debt obligations and other measures intended to improve the liquidity position of the Company. To the extent that our lenders take control of the Company, it’s our expectation that such measures would be taken in an effort to enable the Company to operate as a going concern. If our ongoing negotiations with our secured senior lenders related to extending the forbearance period, if needed, and modifying the terms of our debt obligations are not successful, we may not have the liquidity necessary to operate our business or to pay interest and principal on our debt obligations as they come due, which could result in our lenders and other creditors terminating their commitments to extend further credit to us and declaring all amounts outstanding to be immediately due and payable, and our inability to continue as a going concern.

The current and potential effects of coronavirus may impact our business, results of operations and financial condition.

There is substantial uncertainty as to the effects of coronavirus on our business, results of operations and financial condition. If schools continue to suspend classes, or in some cases, transition to remote and virtual schooling, consumer behavior may be adversely impacted as it relates to the purchase of our products. School shutdowns have resulted in our customers’ inability to accept shipments of our products and substantially lower orders. Suspension of classes and remote or virtual schooling could result in further reductions in customer orders and customers shifting their expenditures and funding to other areas. Additionally, the effects of coronavirus have caused us to limit our operations at our distribution centers and headquarters which has interrupted our vital operational and administrative functions. Further limitations on operations at or a shutdown of any of our distribution centers or administrative headquarters could further interrupt or halt these functions. If the severity of the effects related to coronavirus increases, there may be significant disruptions to our supply chain, which could result in delays to both the manufacturing and the shipment of our products. Any of these consequences may have a material adverse impact on our business, results of operations and financial condition.

Operating under forbearance with our secured lenders has significant ongoing consequences on our business.

Operating under the terms of the forbearance agreement with our secured lenders impose significant limitations on us, including the following:

•	we must adhere to a rolling four week cash flow budget, which restricts our operating flexibility;

•	we will have to use a significant portion of our cash flow from operations or borrowing capacity for debt service rather than for our operations;

•	we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing;

•	our ability to finance our future working capital needs may be restricted;

•	we are not able to take advantage of significant business opportunities, such as acquisition opportunities, and are less able to react to changes in market or industry conditions;

•	we will be more vulnerable to general adverse economic and industry conditions; and

•	we may be disadvantaged compared to competitors with less leverage.

In addition to the limitations to which we are subject as a result of our secured lenders forbearance, the agreements governing our debt otherwise contain various covenants that limit our discretion in the operation of our business and could prohibit us from engaging in transactions we believe to be beneficial.

Our existing and future debt agreements impose and may impose operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios, and restrict our ability and our subsidiaries’ ability to:

•	incur additional debt;

•	create liens;

•	make acquisitions dispositions;

•	redeem and/or prepay certain debt;

•	sell or dispose of a minority equity interest in any subsidiary or other assets;

•	make capital expenditures;

•	make certain investments;

•	enter new lines of business;

•	engage in consolidations, mergers and acquisitions;

•	repurchase or redeem capital stock;

•	guarantee obligations;

•	engage in certain transactions with affiliates; and

•	pay dividends and make other distributions.

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

We depend upon a limited number of suppliers for some of our products, especially furniture and proprietary products. We also depend upon a limited number of service providers for the delivery of our products. If these suppliers or service providers are unable or unwilling to provide the products or services that we require or materially increase their costs (especially during our peak season of June through October), our ability to deliver our products on a timely and profitable basis could be impaired and thus could have a material adverse effect on our business, financial condition and results of operations. Uncertainty associated with the process of exploring strategic alternatives and the uncertainty surrounding the long-term resolution of our current liquidity challenges, could result in the loss of trade support which would inhibit our ability to build inventory for the season. Many of our agreements with our suppliers are terminable at any time or on short notice, with or without cause, and we cannot assure that any or all of our relationships will not be terminated or that such relationships will continue as presently in effect.

As a result of our financial performance in 2019, we were obligated to issue warrants to our term loan lenders, which will cause immediate and substantial dilution to our current stockholders.

Under the terms of the fifth amendment to our term loan agreement, we agreed to issue fully vested and exercisable warrants to our term loan lenders entitling them to purchase up to 18% of our outstanding common stock for a purchase price of $0.01 per share. Accordingly, 1,559,674 warrants were issued to the term loan lenders, effective December 27, 2019. The issuance of these warrants caused immediate and substantial dilution to our shareholders. All of the warrants became exercisable in full on January 31, 2020. As of the date of this report, none of these warrants had been exercised.

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

Higher than expected costs and other difficulties associated with the distribution of our products could affect our results of operations. To the extent we incur difficulties or higher-than-expected costs related to updating our distribution centers, such costs may have a material adverse effect on our business, financial condition and results of operations. Any disruption in our ability to service our customers may also impact our revenues or profits. Moreover, as we update our distribution model, reduce the number of distribution centers or change the product mix of our remaining distribution centers, we may encounter unforeseen costs or difficulties that may have an adverse impact on our financial performance. We also experienced significant labor turnover in our fulfillment centers in 2018 that resulted in shipping delays, incremental costs and a shift in our cash conversion cycle. If this turnover recurs, these issues may continue to intensify, which may have a material adverse effect on our financial condition and results of operations.

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

The market for supplemental educational products and equipment is highly competitive and fragmented with many retail and wholesale companies that market supplemental educational products and equipment to schools with PreK-12 as a primary focus of their business. We also face competition from alternate channel marketers, including office supply superstores, office product contract stationers, internet-based retailers and purchasing cooperatives that have not traditionally focused on marketing supplemental educational products and equipment. Our competitors impact the prices we are able to charge, and we expect to continue to face pricing pressure from our competitors in the future, especially on our commodity-type products. These competitors are likely to continue to expand their product lines and interest in supplemental educational products and equipment. Some of these competitors have greater financial resources and buying power than we do. We believe that the supplemental educational products and equipment market will consolidate over the next several years, which could increase competition in both our markets. We also face increased competition and pricing pressure as a result of the accessibility of the internet.

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

Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control, and we may not be successful in implementing our strategy. The implementation of our strategy may be costly in the short term and not lead to improved operating results and may result in declining operating results. We may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies due to business or competitive factors or factors not currently expected, such as unforeseen costs and expenses or events beyond our control. Any failure to successfully implement our business strategy could materially and adversely affect our results of operations cause our secured lenders to be unwilling to negotiate a solution to our current financial situation and makes it less likely that we will be able to continue as a going concern.

We face risks associated with our increasing emphasis on imported goods and private label products.

Increases in the cost or a disruption in the flow of our imported goods may adversely impact our revenues and profits and have an adverse impact on our cash flows. Our business strategy includes an increased emphasis on offering private label products and sourcing quality merchandise directly from low-cost suppliers. As a result, we expect to rely more heavily on imported goods from China and other countries and we expect the sale of imported goods to continue to increase as a percentage of our total revenues. To the extent we rely more heavily on the sale of private label products, our potential exposure to product liability claims may increase. In addition, our reputation may become more closely tied to our private label products and may suffer to the extent our customers are not satisfied with the quality of such products. Private label products will also increase our risks associated with returns and inventory obsolescence. Our reliance on imported merchandise subjects us to a number of risks, including: (a) increased difficulties in ensuring quality control; (b) disruptions in the flow of imported goods due to factors such as raw material shortages, pandemics such as the coronavirus outbreak, work stoppages, strikes, and political unrest in foreign countries; (c) problems with oceanic shipping, including shipping container shortages; (d) economic crises and international disputes; (e) increases in the cost of purchasing or shipping foreign merchandise resulting from a failure of the United States to maintain normal trade relations with China and the other countries we do business in; (f) import duties, import quotas, and other trade sanctions; and (g) increases in shipping rates imposed by the trans-Pacific shipping cartel. If imported merchandise becomes more expensive or unavailable, we may not be able to transition to alternative sources in time to meet our customers’ demands. A disruption in the flow of our imported merchandise or an increase in the cost of those goods due to these or other factors would significantly decrease our revenues and profits and have an adverse impact on our cash flows.

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

At December 28, 2019, intangible assets represented approximately 10% of our total assets. We are required to evaluate intangibles for impairment on an annual basis if indicators of impairment exist. As discussed in Note 7 to the consolidated financial statements in Item 8 of this report, the Company recorded an impairment charge of $4.6 million in fiscal 2019 related to goodwill. In addition, the Company recorded a loss of $4.1 million loss on sale of intangible assets in fiscal 2019 associated with its Agenda product category. Goodwill and intangible assets are evaluated based on a fair value assessment of these assets. The fair value assessments of these assets are based on significant assumptions, including earnings projections and discount rates. Changes in these assumptions can have a significant impact on the fair value assessment and the resulting conclusion as to any potential asset impairment and the amount of any such impairment.

We have a material amount of capitalized product development costs which might be written down.

We had capitalized product development costs of $12.6 million and $13.7 million at December 28, 2019 and December 29, 2018, respectively, related to internally developed products, which are amortized to expense over the lesser of five years or the product’s life cycle. Any changes in the estimated sales volume or life cycle of the underlying products could cause the currently capitalized costs or costs capitalized in the future to be impaired. For example, in fiscal 2016, we recorded write-downs of capitalized product development costs of $1.3 million.

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

Increased cyber-security requirements and potential threats could pose a risk to our systems, networks, services and data. Harmful software, hackers, malicious insiders or vendor errors or misconduct, and other external hazards, could expose our information systems the Company to cyber extortion, security breaches, cyber-attacks, denial of service, or other disruptions. The nature of our business involves the receipt and transmission, and in some cases storage by us or third parties on our behalf, of customers’ personal information, shopping preferences and our customers’ credit card information, in addition to employee information and the Company’s intellectual property, and financial and strategic data. The protection of our customers’ personal information, as well as confidential Company and third-party data is vitally important to the Company. While we undertake vendor risk management and due diligence, and attempt to use secure methods to transmit sensitive information to our vendors and other third parties, any security failures or lack of controls at our vendors or third parties we do business with could put our customers’ or our confidential information at risk. Our information systems have been and will continue to be subject to myriad cyber threats, which are increasing in sophistication and volume, including malware, viruses, ransomware, and other harmful code, as well as unauthorized access, data exfiltration, and other cyber-attacks. These ongoing cyber threats could expose us or our information systems to data loss, system interruptions, disclosure or compromise of personal, confidential, or proprietary information, and monetary and reputational damages that could cause us to lose the trust of our customers or business partners. The disclosure of or unauthorized access to personal, confidential or proprietary information could also subject us to costs and expenses to investigate and notify affected individuals, legal liability or regulatory investigations, fines and penalties under the ever-changing and increasingly complex laws, regulations, and self-regulatory guidelines, that govern the use, disclosure, security and privacy of sensitive information both in the U.S. and abroad. Furthermore, there could be significant costs, expenses, liabilities, fines, penalties, and damages, including reputational damage, which would not be covered in whole or in part by our cyber liability insurance policy.

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

Our corporate headquarters are located in a leased facility. The lease on this facility expires in April 2021. The facility located at W6316 Design Drive, Greenville, Wisconsin, is a combined office and warehouse facility of approximately 332,000 square feet, which services both our Curriculum and Distribution segments. In addition, we leased the following principal facilities as of March 26, 2020:

Locations	Approximate Square Footage	Owned/ Leased	Lease Expiration
Cambridge, Massachusetts (2)	5,200	Leased	30-Jun-21
Cameron, Texas (1)(3)	277,000	Leased	31-Mar-20
Jacksonville, Florida (1)	5,900	Leased	31-Mar-22
Lancaster, Pennsylvania (4)	73,000	Leased	30-Jun-23
Lancaster, Pennsylvania (1)	125,000	Leased	30-Jun-23
Lombard, Illinois (4)	12,400	Leased	31-Mar-24
Mansfield, Ohio (4)	315,000	Leased	31-Oct-23
Nashua, New Hampshire (2)	337,000	Leased	31-Dec-23
New York, New York (1)	5,900	Leased	30-Apr-21

(1)	Location primarily services the Distribution segment
(2)	Location primarily services the Curriculum segment.
(3)	Lease automatically renews for a six-month term unless notice is provided.
(4)	Location services both business segments.

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

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

As of March 6, 2020, the following persons served as executive officers of School Specialty:

Name and Age of Officer

Michael Buenzow Age 55	Mr. Buenzow was appointed as the Company’s Interim Chief Executive Officer on February 1, 2019. Mr. Buenzow has served as Senior Managing Director at FTI Consulting, Inc. (“FTI”) since 2002. His experience includes serving as Chief Executive Officer of several companies including Bush Industries, Inc. and Huffy Corporation. Prior to joining FTI in 2002, Mr. Buenzow was a partner at PricewaterhouseCoopers. Mr. Buenzow earned an MBA from the University of Notre Dame and a BBA from Niagara University.

Ryan Bohr Age 46	Mr. Bohr has served as Executive Vice President and Chief Operating Officer of the Company since June 2017. Mr. Bohr previously served as the Company’s Executive Vice President, Chief Financial Officer from October 2014 to June 2017. Prior to joining the Company, Mr. Bohr served as Chief Executive Officer of Fresh Matters LLC, an early stage specialty beverage company, from January 2014 to October 2014 after serving as an operations advisor to the Company during 2013. Prior to that, Mr. Bohr was a Partner at Hilco Equity Partners, a private equity firm focused on special situations, where he worked from March 2003 to December 2012. While with Hilco Equity, Mr. Bohr played a key role in all aspects of the Fund’s activities, including fundraising, day-to-day operations for certain portfolio companies and execution of the firm’s investment strategy across the consumer and industrial industries. In addition, Mr. Bohr has previously held other senior operating and financial positions and worked in private equity, investment banking and public accounting for several years. Mr. Bohr holds a BBA degree in accounting from the University of Notre Dame and earned the CPA designation in 1996.

Kevin Baehler Age 56	Mr. Baehler has served as Executive Vice President, Chief Financial Officer of the Company since June 2017. Mr. Baehler joined the Company in 2004 as Corporate Controller, and was promoted to Vice President, Corporate Controller in 2007. From June 2007 to April 2008, he served as interim Chief Financial Officer. In April 2008, after stepping down as interim Chief Financial Officer, he was appointed to the position of Senior Vice President, Corporate Controller. From January 2014 to October 2014, he served as interim Chief Financial Officer. From October 2014 to June 2017, Mr. Baehler served as Senior Vice President, Corporate Controller and Chief Accounting Officer. Since joining the Company, he has been responsible for all aspects of the Company’s financial reporting process. Prior to joining the Company, Mr. Baehler spent six years with GE Healthcare, a division of General Electric Company in various financial positions, most recently as Assistant Global Controller. Mr. Baehler obtained his undergraduate degree in accounting from the University of Wisconsin – Whitewater and he is a Certified Public Accountant.

The term of office of each executive officer is from one annual meeting of the Board of Directors until the next annual meeting of the Board of Directors or until a successor for each is selected. In connection with the appointment of Mr. Buenzow as Interim Chief Executive Officer, the Company entered into a letter agreement (the “Engagement Agreement”) with FTI. Pursuant to the terms of the Engagement Agreement, Mr. Buenzow, and any other person who may provide services to the Company under the Engagement Agreement, will remain an employee or independent contractor, as applicable, of FTI and will not be an employee of the Company. The Company will not be responsible for payment of any employee benefits or other costs typically incurred as an employer, except that the Company has agreed to provide Mr. Buenzow and any other FTI employee serving as a director or officer of the Company with coverage under its existing directors and officers insurance policy. Pursuant to the Engagement Agreement, the Company has agreed to compensate FTI on an hourly basis for Mr. Buenzow’s services. The Engagement Agreement also includes an additional incentive fee based upon the Company’s adjusted EBITDA performance. In addition, the Company has agreed to reimburse FTI for reasonable expenses incurred on the Company’s behalf. There are no other arrangements or understandings between any of our executive officers and any other person (not an officer or director of School Specialty acting as such) pursuant to which any of our executive officers was selected as an officer of School Specialty.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the OTCQB marketplace of the OTC Market Groups under the symbol “SCOO”. The table below sets forth the reported high and low closing sale prices for shares of our common stock, during the indicated quarters.

Fiscal 2019	High	Low
Quarter ended March 30, 2019	$8.75	$6.00
Quarter ended June 29, 2019	6.69	5.35
Quarter ended September 28, 2019	5.45	1.63
Quarter ended December 28, 2019	3.59	0.48

Fiscal 2018	High	Low
Quarter ended March 31, 2018	$17.00	$16.05
Quarter ended June 30, 2018	20.02	16.65
Quarter ended September 29, 2018	19.90	17.00
Quarter ended December 29, 2018	17.90	7.09

Holders

As of March 20, 2020, there was one record holder of the common stock of the Company.

Dividends

We have not declared or paid any cash dividends on our common stock to date. We currently intend to retain our future earnings to finance our operations and service our debt obligations. Furthermore, the terms of the forbearance extended by our secured lenders prohibits the payment of dividends by us. Accordingly, we do not expect to pay cash dividends on our common stock in the foreseeable future.

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

In fiscal 2019, the Company had revenues of $626.1 million and an operating loss of $22 million, as compared to revenues of $673.5 million and an operating loss of $18.4 million for fiscal 2018. In fiscal 2019, the Company’s revenue decreased by 7.0% over fiscal 2018. The Company continues to focus on, and effectively manage, its SG&A costs. SG&A expenses decreased by 1.9%, or $4.2 million, in fiscal 2019 as compared to fiscal 2018.

The Company delivered on some of its core initiatives during fiscal 2019. These included:

1.	The performance of the Company’s fulfillment centers was exceptional as measured by all customer-facing metrics. Lead times, fill rates and productivity levels exceeded the Company’s target levels.

2.

The Company’s pricing actions drove gross margin improvement in the second half of 2019 in both the Supplies and Furniture product categories, and the Company expects the favorable year-over-year gross margin trends to continue in 2020.

3.	Working capital levels returned to historical levels. Working capital changes provided $18.0 million of positive cash flow in 2019, as compared to $17.8 million of negative working capital in 2018.

4.	The achievement of cost reductions in key areas of the business, such as transportation and fulfillment center costs which both decreased on a volume-adjusted basis.

However, the positive impact generated by these initiatives was more than offset by challenges in our Curriculum segment and Agendas category. Our financial results for fiscal 2019 were negatively impacted by a delayed recovery of the Curriculum segment. Material timing shifts in the California science adoption was a key contributor to the delayed recovery. However, a strong and more advanced opportunity pipeline, particularly in California, results in our forecast of a strong rebound in 2020 Curriculum revenues. This view is further supported with advanced discussions with a number of key districts. Furthermore, ongoing product enhancements and sales and marketing improvements also are expected to improve our success rates in closing Curriculum pipeline opportunities.

The 2019 financial results also were negatively impacted by a significant decline in our Agendas product category, both in terms of revenue and gross margin. Operational challenges from our transition to a new platform combined with the ongoing decline in the overall custom planner market, contributed to approximately $11.4 million of operating loss from our Agendas product category. In late December 2019, we exited the Agenda product category and sold the intellectual property for $0.7 million, resulting in a loss on sale of $4.1 million. Exiting this category will remove the negative impact to our operating earnings and allow us to shift resources to core areas. We do not expect any material charges or expenses in 2020 related to this product category.

The outbreak of the novel coronavirus disease (COVID-19) has significantly affected our business beginning with the latter part of March 2020. The ultimate impact of coronavirus is highly uncertain and subject to change. Our business is predominantly focused on serving public and private school districts. However, most states have taken the rare step of closing schools to try to slow the spread of the virus. As of March 23, 2020, forty-seven states have mandated state-wide school closures, and many districts in the remaining three states have independently decided to shutdown. School shutdowns have resulted in our customers’ inability to accept shipments of our products and substantially lower orders. While the Company does not yet know the full effect or length of school closures or the impact to the global economy as a whole, the effects could have a material impact on the Company’s business, results of operations, liquidity, and financial condition, as well as those of the third parties on which we rely.

The Company’s operating results were below plan for 2019 which resulted in non-compliance with certain financial covenants of the Company’s debt facilities in the third quarter of 2019. See Note 9 – Debt for details regarding the Company’s debt facilities. To address the non-compliance, the Company entered into short-term forbearance agreements with its senior secured lenders and also entered into amendments to its credit facilities. The amendments resulted in certain restrictions on the Company’s borrowing capacity, such that the Company did not have sufficient liquidity necessary to retire currently maturing deferred cash payment obligations on the December 12, 2019 maturity date. However, the amendments allowed the Company to pursue an extension of the maturity date with the holders of the currently maturing deferred cash payment obligations. The Company was able to successfully extend to December 12, 2020 approximately 76%, or $21.3 million of the deferred vendor obligations. In consideration for the extension, the Company made a 10% partial payment, or $2.1 million, in early 2020. Despite the extensions, remaining uncertainty as to the Company’s ability to remain in compliance with future period covenants and liquidity requirements could result in the Company’s senior secured lenders exercising their rights and remedies with respect to our current non-compliance and in the Company’s inability to continue as a going concern.

Management believes that the Company’s ability to continue as a going concern is dependent on a combination of its ability to return to normal business operations, negotiating satisfactory terms related to obtaining the additional funding necessary to repay its currently maturing debt obligations, renegotiating certain terms of its existing debt facilities, and pursuing other strategic alternatives. Management hired an investment banker in August 2019 to assist in both seeking additional capital financing and, as announced in October 2019, to pursue strategic alternatives. Indications received from the process, thus far, have not ascribed meaningful, if any, value to the equity. It is likely that our current financial situation will depend on the negotiations with senior secured lenders, and we expect those negotiations will result in our existing equity having little or no value, and the senior secured lenders taking control of the Company. The Board and management believe that, if the senior secured lenders acquire substantially all of the equity of the Company, it will result in a restructuring of our debt obligations and other measures intended to improve the liquidity position of the Company. To the extent the senior secure lenders take control of the Company, it is our expectation that such measures would be taken in an effort to enable the Company to operate as a going concern. However, there can be no assurance that additional debt or other financing from the Company’s current lenders will be sufficient amounts and on acceptable terms, necessary to provide adequate liquidity.

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

Results of Operations

The following table sets forth our results of operations for fiscal 2019 and fiscal 2018.

	Fiscal Year Ended December 28, 2019 (52 weeks)	Fiscal Year Ended December 29, 2018 (52 weeks)
Revenues	$626,073	$673,452
Cost of revenues	418,475	444,937

Gross profit	207,598	228,515
Selling, general and administrative expenses	217,921	222,168
Facility exit costs and restructuring	2,681	2,463
Loss on asset sold	4,089	—
Impairment charge	4,863	22,262

Operating income	(21,956)	(18,378)
Other expense:
Interest expense	20,519	15,548
Loss on early extinguishment of debt	8,032	—
Gain on sale of unconsolidated affiliate	—	—
Change in fair value of warrant derivative	82	—

Income (loss) before provision for (benefit from) income taxes	(50,589)	(33,926)
Provision (benefit) from income taxes	(1,041)	4,815

Net income (loss)	$(49,548)	$(38,741)

Costs of Revenues and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in Cost of Revenues and Selling, General and Administrative Expenses:

Cost of Revenues and Selling, General and Administrative Expenses

Cost of Revenues	Selling, General and Administrative Expenses

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

Financial Information

Consolidated Results

Overview of Fifty-Two Weeks Ended December 28, 2019 Compared to the Fifty-Two Weeks Ended December 29, 2018

Revenues

Revenue of $626.1 million for fiscal 2019 decreased by $47.4 million, or 7.0%, as compared to fiscal 2018 revenues of $673.5 million.

Distribution segment revenues of $593.9 million for fiscal 2019 decreased by 5.6%, or $35.5 million, from fiscal 2018. Supplies revenues were down $14.4 million, or 4.7%, in fiscal 2019, due primarily to a decline in smaller districts, Canada and non-district customers year-over-year. However, Supplies revenue has grown year-over-year in larger school districts. The Company deployed multiple sales and marketing initiatives aimed at improving our performance with the smaller customers. We believe our strong operating performance in the 2019 season, along with the team-sell model gaining effectiveness, will contribute to increased order rates in 2020. Instruction & Intervention revenue was down year-over-year by $5.1 million, or 8.6%, in fiscal 2019. The main contributor to the softness in Instruction & Intervention orders was the Triumph Learning product line, particularly declining orders for consumable products (i.e. workbooks) for which the renewal rate has been lower than historical levels. Revenues for Furniture were down $7.0 million and AV Tech revenues were down $0.7 million as compared to fiscal 2018. Agendas revenues were down by $7.1 million, or 24.0%, year-over-year due to the Company experiencing challenges associated with the transition to a new technology platform to support the sale and production of custom agenda products. The custom agendas product line was exited at the end of fiscal 2019.

Curriculum segment revenues of $32.2 million for fiscal 2019 decreased by 26.9%, or $11.8 million, from fiscal 2018. The California adoption was a key driver in our fiscal 2019 growth expectations, as we expected approximately 50% of California school districts to purchase science curriculum in fiscal 2019, with the balance to purchase in 2020 and 2021. However, we believe that less than 25% of California districts purchased science curriculum in fiscal 2019, as many districts’ purchase decisions were deferred until 2020 or 2021. With the shift to later purchases, our opportunities in California for 2020 and 2021 have increased versus original expectations, and early indications in 2020 shows strong support for our science curriculum in California. Outside of California, our Curriculum revenues are down. With more active competition, our win-rates have been below historical levels. We believe our Science curriculum remains an effective and competitive product. We continue to enhance our offering and refine the sales and marketing process to better respond to competitive pressures. In addition, we have recently begun the process of upgrading our digital content delivery platform, which will add important features and functionality to our Science Curriculum offering and improve its competitive positioning.

Gross Profit

Gross profit for fiscal 2019 was $207.6 million, as compared to $228.5 million for fiscal 2018. Gross margin for the fiscal 2019 was 33.2%, as compared to 33.9% for fiscal 2018.

Distribution segment gross margin was 32.2% for fiscal 2019, as compared to 32.4% for fiscal 2018. Excluding product development, gross margin for fiscal 2019 was 32.8% compared to 33.2% in fiscal 2018. A year-over-year shift in product mix negatively impacted gross margin by 70 basis points in fiscal 2019. Rate variances at a product line level positively impacted gross margin by 10 basis points. Agenda product gross margin has been negatively impacted by the operational challenges related to the transition to a new technology platform. This product category was exited at the end of fiscal 2019. The gross margin trend has improved throughout the year. In our two largest product categories, Supplies and Furniture, strategic pricing actions taken over the past twelve months, including a decision to not pursue certain low-margin business, are resulting in higher second half 2019 gross margin versus 2018 gross margin. Booked gross margins in our two largest product categories, Supplies and Furniture, were up 220 basis points in the second half of fiscal 2019 as compared to the second half of fiscal 2018.

Curriculum segment gross margin was 50.4% for fiscal 2019, as compared to 55.2% for fiscal 2018. Higher than anticipated kitting costs, scrap, training costs and living material costs compared to fiscal 2018 are contributing to the unfavorable gross margin. The lower revenue in 2019 versus 2018 has resulted in an under absorption of the above costs, leading to lower overall gross margin for the product category.

Selling, General and Administrative Expenses

SG&A decreased $4.3 million in fiscal 2019, from $222.2 million for fiscal 2018 to $217.9 million for fiscal 2019.

Variable-related SG&A costs, primarily outbound transportation costs and fulfillment center costs, decreased by $4.5 million in fiscal 2019 due to lower volume. Fixed compensation and benefit costs decreased by $4.3 million in fiscal 2019 due to lower staffing levels. Stock-based compensation expense was down year-over-year by $2.6 million as previously recognized unvested RSU expense for the former CEO was reversed in the first quarter of fiscal 2019. Travel expense was down year-over-year by $1.4 million primarily due to a decrease in the number of consultants and sales associates. In the second quarter of fiscal 2019, the Company received $1.3 million as a recovery of previously incurred SG&A costs associated with a claim against a former vendor, which also contributed to the lower SG&A costs in 2019. Marketing and selling expenses decreased by $1.7 million in fiscal 2019. Partially offsetting these decreases, commission expense was up $3.3 million year-over-year due to changes in the earning thresholds within the 2019 commission plans. Also, restructuring-related costs in SG&A increased year-over-year by $9.8 million related primarily to a combination of fees incurred associated with the Company’s process to explore strategic alternatives and costs associated with transition to a new platform for custom planners.

As a percent of revenue, SG&A increased from 33.0% for fiscal 2018 to 34.8% for fiscal 2019.

Restructuring Costs

During fiscal 2019, the Company recorded $2.7 million of restructuring charges and for fiscal 2018, the Company recorded $2.5 million of facility exit costs and restructuring charges. The amounts in both periods were related entirely to severance.

Loss on Asset Sold

During fiscal 2019, the Company incurred a loss of $4.1 million due to the sale of the intellectual property assets associated with the custom agenda product line. See Note 6 for additional details on the sale. No loss occurred in fiscal 2018.

Impairment Charge

For fiscal 2019, the Company recorded an impairment of $0.3 million related to the discontinuation of the use of a tradename and $4.6 million of a goodwill impairment charge based on the assessment conducted during the third quarter of fiscal 2019 related to the Science reporting unit.

The Company recorded $22.3 million of goodwill impairment charges in fiscal 2018 based on the annual assessment conducted during the fourth quarter of fiscal 2018. The goodwill impairment charge was for the Distribution reporting unit. See Note 7 – Goodwill and Other Intangible to the consolidated financial statements in Item 8 of this report.

Interest Expense

Interest expense increased from $15.5 million for fiscal 2018 to $20.5 million for fiscal 2019. Non-cash interest and amortization of debt fees were up approximately $2.8 million year-over-year primarily due to $1.6 million associated with incremental paid-in-kind interest related to our New Term Loan and $0.9 million of higher amortization of debt issuance costs. Cash interest expense was up $2.2 million in fiscal 2019 as compared to fiscal 2018 due primarily to an increase in our cash interest rate for fiscal 2019. The increase in the cash interest rate was due primarily to a year-over-year increase in our applicable margin as a result of an increase in our senior leverage ratio over the past twelve months.

Loss on Early Extinguishment of Debt

During fiscal 2019, the Company recorded a charge of $8.0 million. The charge related to a combination of the write-off of unamortized debt issuance costs associated with the term loan and ABL amendments during the fourth quarter of fiscal 2019 of $6.6 million and fees related to the various debt amendments paid to lenders of $2.3 million. The charge was partially offset by a gain of $0.9 million related to write-off of a portion of the derivate obligation associated with the issuance of warrants. No such charge was recorded in fiscal 2018.

Change in Value of Warrant Derivative

In fiscal 2019, the Company recorded a non-cash charge of $0.1 million in order to reflect the change in the current fair value of the obligation to issue warrants to certain of its lenders. The obligation to issue warrants arose from the Company’s amendments to its credit facilities in 2019. All warrants related to this obligation were issued by the end of fiscal 2019. We did not have a fair value adjustment in fiscal 2018.

Income Taxes

The benefit for income taxes was $1.0 million for fiscal 2019, as compared to provision from income tax of $4.8 million for fiscal 2018.

The effective income tax rate for fiscal 2019 and fiscal 2018 was 2.1% and -14.2%, respectively. The negative tax rate for fiscal 2018 was related to an incremental valuation allowance of $11.5 million which the Company recorded against substantially all of its net deferred tax assets. The tax benefit in fiscal 2019 was related primarily to ASC 740-10 adjustments for uncertain tax provisions. Based on a combination of the Company’s fiscal 2019 performance, negative earnings before tax over the past thirty-six cumulative months, and future year taxable income projections, we believe it is more likely than not that the tax benefits associated with the majority of our net deferred tax assets will not be realized. The Company expects its effective income tax rate in fiscal 2020 to be significantly lower than the statutory rate due to its net operating losses.

Liquidity and Capital Resources

At December 28, 2019, the Company had negative working capital of $51.9 million, a decrease of $139.0 million as compared to fiscal 2018. Working capital in the current year includes both $2.1 million of cash and $145.2 million of current maturities of long-term debt. Current maturities of long-term debt have increased year over year because the Company has classified the full amount of the outstanding New Term Loan balances outstanding as of December 28, 2019, approximately $110.9 million, as currently maturing long-term debt due to the Company’s non-compliance with certain financial covenants and the short-term nature of the forbearance granted by the New Term Loan Lenders and ABL Lenders with respect to this non-compliance. The Company’s capitalization at December 28, 2019 was $164.0 million and consisted of total debt of $145.2 million and stockholders’ equity of $18.8 million.

Net cash provided by operating activities was $13.5 million for fiscal 2019 and net cash used for operating activities was $2.6 million for fiscal 2018. Approximately, $35.8 million of the increase in cash provided by operating activities related to working capital changes. As of fiscal 2018 year end, the Company’s working capital balances were higher than historical year end working capital balances due to the impact of late order and split order fulfillment in fiscal 2018. The year-over-year increase in cash provided by operating activities reflects that working capital balances have returned to historical levels. As a result, for fiscal 2019, the Company’s cash provided by working capital changes was $18.8 million as compared to cash used by operating activities in 2018. The increase in cash flow related to working capital changes was partially offset by an increased operating loss in fiscal 2019.

Net cash used in investing activities was $12.5 million in fiscal 2019 and $16.9 million in fiscal 2018. The decrease in net cash used in investing activities is due to lower level investments in the Company’s e-commerce platform, product information management systems and curriculum product development as these projects are approaching completion. The completion of these projects is expected to result in improvements to the Company’s platforms and processes, lower both ongoing operating costs and future investments in systems and enable revenue growth.

Net cash provided by financing activities in fiscal 2019 was $0.1 million and net cash used in fiscal 2018 was $11.3 million. In both periods the net cash provided from financing activities represents net draws from the ABL Facility, which combined with beginning of period cash balances, were used to fund operating and investing cash outflows, as well as Term Loan repayments in fiscal 2018. Outstanding borrowings on the ABL Facility were $7.8 million as of December 28, 2019, while the excess availability on that date for the ABL Facility was $19.9 million. The Company repaid principal on its Term Loan in the amount of $5.6 million during fiscal 2019, which consisted of an excess cash flow payment of $1.0 million and regularly scheduled principal payments of $4.7 million.

For a description of the agreements governing our debt, please refer to Note 9-Debt and Note 18-Subsequent Events of the Notes to the Consolidated Financial Statements.

As of December 28, 2019, the Company had $2.1 million in cash and excess availability of $19.9 million on its ABL facility. However, the Company’s operating results were below plan for fiscal 2019 which resulted in non-compliance with certain financial covenants of the Company’s debt facilities in the third quarter of 2019 and all of the Company’s debt has been classified as current in the consolidated financial statements. See Note 9 – Debt for details regarding the Company’s debt facilities. To address the non-compliance, the Company entered into short-term forbearance agreements and amendments with its senior secured lenders for a forbearance related to the third quarter non-compliance and amendments to the terms of its debt facilities. In 2020, we have received several short-term extensions of the forbearance. These extensions are at the discretion of the secured lenders, and the lenders can exercise their rights or remedies at any time. The forbearance and amendment, among other things, resulted in restrictions on the Company’s borrowing capacity and an acceleration of the current maturity dates. The forbearance and amendments also allowed the Company to pursue an extension of the maturity date with the holders of the currently maturing deferred cash payment obligations and the Company was able to successfully negotiate extensions on $21.3 million of the total maturing obligations of $27.9 million on December 12, 2019, or 76 percent. Those obligations which were not extended, approximately $6.6 million, are past due. Uncertainty as to the success of entering into amendments with the Company’s senior secured lenders, extensions to the currently-maturing deferred cash payment obligations and the Company’s ability to remain in compliance with future period covenants could result in the Company’s senior secured lenders exercising their rights and remedies with respect to our current non-compliance, resulting in substantial doubt about the Company’s ability to continue as a going concern twelve months from the date the financial statements are issued.

On April 5, 2020, and effective as of March 13, 2020, the Company entered into (i) the Seventh Amendment to Loan Agreement and Forbearance Agreement among the Company, as borrower, certain of its subsidiaries, as guarantors, the financial institutions party thereto, as lenders and TCW Asset Management Company LLC, as the agent (the “Term Loan Amendment”), and (ii) the Tenth Amendment to Loan Agreement and Forbearance Agreement among the Company, certain of its subsidiary borrowers, Bank of America, N.A. and Bank of Montreal as lenders, and Bank of America, N.A., as agent for the lenders (the “ABL Amendment”), in order to, among other things: (1) extend the outside date of the Forbearance Period (as defined in the Term Loan Agreement) to April 30, 2020; (2) to delay the Scheduled Term Loan Installment Payment (as defined in the Term Loan Amendment) and interest due on March 31, 2020 to June 30, 2020; (3) on or before April 30, 2020, enter into a restructuring support agreement in form and substance satisfactory to Agent and the Required Lenders (each as defined in the Term Loan Agreement), which shall include, among other things, milestones in connection with a potential restructuring or sale transaction of the Company and an agreement among Agent, the Lenders and the Company regarding the terms, scope, and fees to be incurred in connection with the consummation of the transactions contemplated thereunder; and (4) to increase the Borrowing Base under the ABL Facility by adding the Seasonal Formula Amount (as defined in the ABL Amendment) during the fiscal months of February March, April, May and June.

Off Balance Sheet Arrangements

None.

Summary of Contractual Obligations

The following table summarizes our contractual debt and operating lease obligations as of December 28, 2019:

	Payments Due
	(in thousands)
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Long-term debt obligations (1)	$135,544	$135,544	$—	$—	$—
Deferred cash payment obligations (1)	27,897	27,897	—	—	—
Operating lease obligations	17,765	6,215	8,279	3,271	—
Purchase obligations (2)	—	—	—	—	—

Total contractual obligations	$181,206	$169,656	$8,279	$3,271	$—

(1)

Long-term debt obligations and deferred cash payment obligations include principal and interest using either fixed rates or variable rates in effect as of December 28, 2019. $21,312 of the deferred cash payment obligations has been extended through December 12, 2020 while the remaining amount of $6,585 is past due.

(2)	As of December 28, 2019, we did not have any material long-term or short-term purchase obligations.

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

The following table sets forth certain unaudited consolidated quarterly financial data for fiscal 2019 and fiscal 2018 (in thousands, except per share data). We derived this quarterly data from our unaudited consolidated financial statements.

	Fiscal 2019
	First	Second	Third	Fourth	Total
Revenues	$95,932	$160,609	$278,512	$91,020	$626,073
Gross profit	32,803	52,679	92,567	29,549	207,598
Operating income (loss)	(20,804)	1,813	22,471	(25,436)	(21,956)
Net income (loss)	(24,975)	(5,856)	17,864	(36,581)	(49,548)
Basic earnings per share of common stock:
Earnings/(loss)	$(3.57)	$(0.84)	$2.54	$(5.22)	$(7.06)

Diluted earnings per share of common stock:
Earnings/(loss)	$(3.57)	$(0.84)	$2.16	$(5.22)	$(7.06)

	Fiscal 2018
	First	Second	Third	Fourth	Total
Revenues	$99,287	$169,272	$290,280	$114,613	$673,452
Gross profit	36,121	58,744	97,504	36,146	228,515
Operating income (loss)	(21,328)	4,765	37,230	(39,045)	(18,378)
Net income (loss)	(18,678)	18	18,556	(38,637)	(38,741)
Basic earnings per share of common stock:
Earnings/(loss)	$(2.67)	$0.00	$2.65	$(5.52)	$(5.53)

Diluted earnings per share of common stock:
Earnings/(loss)	$(2.67)	$0.00	$2.63	$(5.52)	$(5.53)

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

Catalog Costs and Related Amortization

We spend approximately $8.7 million annually to produce and distribute catalogs. We accumulate all direct costs incurred, net of vendor cooperative advertising payments, in the development, production and circulation of our catalogs, for which future revenue can be directly attributable, on our balance sheet until such time as the related catalog is mailed. The Company evaluated its catalog costs under the new revenue recognition standard and determined that its catalog costs should be treated as costs incurred to obtain contracts. Since catalog costs are incurred regardless of whether specific customer contracts or purchase orders are obtained, catalog costs are now expensed as incurred. Under the prior guidance, the Company capitalized catalog costs and amortized over the period within which revenues attributable to the catalogs were generated, which was generally one year or less.

Development Costs

We accumulate external and certain internal costs incurred in the development of our products which can include a master copy of a book, video or other media, on our balance sheet. As of December 28, 2019, we had $12.6 million in development costs on our balance sheet. A majority of these costs are associated with supplemental instruction and intervention curriculum products within the Distribution Segment and Science curriculum products. The capitalized development costs are subsequently amortized into cost of revenues over the expected sales realization cycle of the products, which is typically five years. The Company capitalized $4.1 million and $3.4 million of development costs in fiscal 2018 and fiscal 2019. We amortized development costs of $5.6 million and $4.5 million to expense during fiscal 2018 and fiscal 2019. We continue to monitor the expected sales realization cycle for each product and will adjust the remaining expected life of the development costs or recognize impairments, if warranted.

Goodwill and Intangible Assets

At December 28, 2019, intangible assets represented approximately 10% of our total assets. Our remaining goodwill balance of $4.6 million was written-off in 2019. We review intangible assets for impairment when an event occurs that leads us to believe the carrying value of an asset or group of assets may be less than the undiscounted cash flow. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

Typically, the Company tests its goodwill balance for impairment on an annual basis as of the end of December each year. The Company concluded that the third quarter 2019 forbearance agreements and terms of the proposed amendments to the Company’s senior secured loans reflected in the term sheets entered into on November 12, 2019 and previously disclosed in Note 16—Subsequent Events of the Notes to Consolidated Financial Statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, along with the reduction in the trading price of the Company’s common stock, resulted in a reconsideration event that required the Company to reperform its goodwill impairment test as of the end of the third quarter of fiscal 2019. The Company determined the fair value of the reporting unit by utilizing a combination of the income approach (weighted 90%) and the market approach (weighted 10%) derived from comparable public companies. In completing the assessment, the fair value of the Science reporting unit indicated an impairment of goodwill of approximately $4.6 million. Indicators of impairment that were identified during the assessment were delayed recovery in the Science curriculum spend, increased competition and timing shifts into fiscal 2020 with the California adoption. Assumptions utilized in the impairment analysis are subject to significant management judgment. Changes in estimates or the application of alternative assumptions could have produced significantly different results.

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

As it related to goodwill, the Company applied the impairment rules in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other”. As required by FASB ASC Topic 350, the recoverability of these assets is subject to a fair value assessment, which includes judgments regarding financial projections, including forecasted cash flows and discount rates, and comparable market values. As it relates to finite life intangible assets, we apply the impairment rules as required by FASB ASC Topic 360-10-15, “Impairment or Disposal of Long-Lived Assets” which also requires significant judgments related to the expected future cash flows attributable to the primary asset. Key assumptions used in the impairment analysis include, but are not limited to, expected future cash flows, business plan projections, revenue growth rates, and the discount rate utilized for discounting such cash flows. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and thus the estimated recoverability, or impairment, if any, of the asset.

Valuation Allowance for Deferred Tax Assets

We initially recorded a tax valuation allowance against our deferred tax assets in the fourth quarter of fiscal 2012. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized as the Company has generated net operating losses in recent years and does not have an ability to carry these back to previous years. This analysis included consideration of scheduled reversals of deferred tax liabilities, projected future taxable income, carry back potential and tax planning strategies, in accordance with FASB ASC Topic 740, “Income Taxes”. Based on a combination of fiscal 2018 results and prospective year taxable income projections, the Company assessed that it was more likely than not that the benefits of substantially all of its net deferred tax assets would not be realized and recorded a valuation allowance of $16.7 million. As a result, the Company increased its valuation allowance to $29.9 million as of December 28, 2019.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

School Specialty, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of School Specialty, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, the related consolidated statements of comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 28, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed within the financial statements, the Company incurred a net loss of $49 million during the year ended December 28, 2019, and as of that date the Company’s current liabilities exceeded its current assets by $52 million. The Company also violated certain debt covenants as of September 28, 2019 and is operating under the terms of a forbearance agreement with its secured lenders that expires on April 30, 2020. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 5 to the financial statements, the Company has changed its method of accounting for leases as of December 30, 2018 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Appleton, WI

April 6, 2020

FINANCIAL STATEMENTS

SCHOOL SPECIALTY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash	$2,077	$1,030
Accounts receivable, less allowance for doubtful accounts of $929 and $1,516, respectively	61,718	77,888
Inventories, net	71,424	90,061
Prepaid expenses and other current assets	17,956	15,763
Refundable income taxes	431	1,019

Total current assets	153,606	185,761
Property, plant and equipment, net	27,429	31,902
Operating lease right-of-use asset	14,768	—
Goodwill	—	4,580
Intangible assets, net	24,733	33,306
Development costs and other, net	13,740	14,807
Deferred taxes long-term	466	320

Total assets	$234,742	$270,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$145,194	$30,352
Current operating lease liability	4,886	—
Accounts payable	24,011	41,277
Accrued compensation	8,929	7,302
Contract liabilities	7,006	5,641
Accrued royalties	1,992	2,678
Other accrued liabilities	13,439	11,379

Total current liabilities	205,457	98,629
Long-term debt less current maturities	—	103,583
Operating lease liability	10,008	—
Other liabilities	493	1,101

Total liabilities	215,958	203,313
Commitments and contingencies - Note 16
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 500,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value per share, 50,000,000 shares 7,025,219 and 7,000,000 shares issued and outstanding, respectively	7	7
Capital in excess of par value	125,793	125,072
Treasury stock, at cost 5,145 and 0 shares, respectively	(34)	—
Accumulated other comprehensive loss	(1,797)	(2,079)
Accumulated deficit	(105,185)	(55,637)

Total stockholders’ equity	18,784	67,363

Total liabilities and stockholders’ equity	$234,742	$270,676

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Fiscal Year Ended December 28, 2019 (52 weeks)	Fiscal Year Ended December 29, 2018 (52 weeks)
Revenues	$626,073	$673,452
Cost of revenues	418,475	444,937

Gross profit	207,598	228,515
Selling, general and administrative expenses	217,921	222,168
Restructuring costs	2,681	2,463
Loss on asset sold	4,089	—
Impairment charge	4,863	22,262

Operating (loss) income	(21,956)	(18,378)
Other expense:
Interest expense	20,519	15,548
Loss on early extinguishment of debt	8,032	—
Change in fair value of warrant derivative	82	—

Loss before provision for (benefit from) income taxes	(50,589)	(33,926)
Provision (benefit) from income taxes	(1,041)	4,815

Net loss	$(49,548)	$(38,741)

Weighted average shares outstanding:
Basic EPS	7,016	7,000
Diluted EPS	7,016	7,000
Net income (loss) per share:
Basic EPS	$(7.06)	$(5.53)
Diluted EPS	$(7.06)	$(5.53)

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Fiscal Year Ended December 28, 2019 (52 weeks)	Fiscal Year Ended December 29, 2018 (52 weeks)
Net income (loss)	$(49,548)	$(38,741)
Other comprehensive (loss) income
Foreign currency translation adjustments	282	(654)

Total comprehensive income (loss)	$(49,266)	$(39,395)

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 30, 2017	$7	$123,083	$(14,174)	$—	$(1,425)	$107,491

Cumulative effect of change in accounting principle (1)			(2,722)			(2,722)
Net loss			(38,741)			(38,741)
Net share-based Compensation expense (forfeitures)		1,989				1,989
Foreign currency translation adjustment					(654)	(654)

Balance, December 29, 2018	$7	$125,072	$(55,637)	$—	$(2,079)	$67,363

Purchase of treasury stock				$(34)		(34)
Net loss			(49,548)			(49,548)
Net share-based compensation expense (forfeitures)		(589)				(589)
Issuance of warrants		1,310				1,310
Foreign currency translation adjustment					282	282

Balance, December 28, 2019	$7	$125,793	$(105,185)	$(34)	$(1,797)	$18,784

(1)	See Note 4, “Change in Accounting Principle,” of the notes of condensed consolidated financial statements for further discussion

See accompanying notes to consolidated financial statements.

SCHOOL SPECIALTY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended December 28, 2019 (52 weeks)	Fiscal Year Ended December 29, 2018 (52 weeks)
Cash flows from operating activities:
Net income (loss)	(49,548)	$(38,741)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and intangible asset amortization expense	17,915	17,917
Amortization of development costs	4,466	5,602
Loss on early extinguishment of debt	8,032	—
Unrealized foreign exchange loss (gain)	18	31
Amortization of debt fees and other	1,993	1,112
Change in fair value of warrant derivative	82	—
Net Share-based compensation expense (forfeitures)	(589)	1,989
Impairment of goodwill and intangible assets	4,863	22,262
Loss on asset sold	4,089	—
Deferred taxes	(146)	2,672
(Gain) loss on disposal of property, equipment, other	33	(20)
Non-cash interest expense	4,227	2,349
Changes in current assets and liabilities:
Accounts receivable	16,222	(8,572)
Inventories	18,637	(14,372)
Prepaid expenses and other current assets	(1,846)	(614)
Accounts payable	(16,931)	14,266
Accrued liabilities	1,958	(8,477)

Net cash provided by (used in) operating activities	13,475	(2,596)

Cash flows from investing activities:
Additions to property, plant and equipment	(9,732)	(12,464)
Investment in product development costs	(3,418)	(4,486)
Proceeds from sale of assets	700	100

Net cash used in investing activities	(12,450)	(16,850)

Cash flows from financing activities:
Proceeds from bank borrowings	214,652	231,152
Repayment of bank borrowings	(212,489)	(241,366)
Payment of debt fees and other	(1,488)	(302)
Earnout payment for acquisition	(501)	(816)
Purchase of treasury stock	(34)	—

Net cash provided by (used in) financing activities	140	(11,332)

Effect of exchange rate changes on cash	(118)	(53)
Net increase (decrease) in cash and cash equivalents	1,047	(30,831)
Cash and cash equivalents, beginning of period	1,030	31,861

Cash and cash equivalents, end of period	$2,077	$1,030

Supplemental disclosures of cash flow information:
Interest paid	$14,299	$12,087
Income taxes paid	354	1,805
Deferred financing costs, included in term loan balance	3,469	—
Deferred financing costs, accrued but not paid	2,300	—

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

NOTE 2—GOING CONCERN

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

As of December 28, 2019, the Company had $2,077 in cash and excess availability of $19,920 on its ABL facility. However, the Company’s operating results were below plan for fiscal 2019 which resulted in non-compliance with certain financial covenants of the Company’s debt facilities in the third quarter of 2019 and all of the Company’s debt has been classified as current in the consolidated financial statements. See Note 9 – Debt for details regarding the Company’s debt facilities. To address the non-compliance, the Company entered into short-term forbearance agreements and amendments with its senior secured lenders for a forbearance related to the third quarter non-compliance and amendments to the terms of its debt facilities. In 2020, we have received several short-term extensions of the forbearance. These extensions are at the discretion of the secured lenders, and the lenders can exercise their rights or remedies at any time. The forbearance and amendment, among other things, resulted in restrictions on the Company’s borrowing capacity and an acceleration of the current maturity dates. The forbearance and amendments also allowed the Company to pursue an extension of the maturity date with the holders of the currently maturing deferred cash payment obligations and the Company was able to successfully negotiate extensions on $21,363 of the total maturing obligations of $27,712 on December 12, 2019, or 76 percent. Those obligations which were not extended, approximately $6,349, are past due. Uncertainty as to the success of entering into amendments with the Company’s senior secured lenders, extensions to the currently-maturing deferred cash payment obligations and the Company’s ability to remain in compliance with future period covenants could result in the Company’s senior secured lenders exercising their rights and remedies with respect to our current non-compliance, resulting in substantial doubt about the Company’s ability to continue as a going concern twelve months from the date the financial statements are issued.

Management believes that the Company’s ability to continue as a going concern is dependent on a combination of its ability to return to normal operations, negotiating satisfactory terms related to obtaining the additional funding necessary to repay its currently maturing debt obligations, renegotiating certain terms of its existing debt facilities, and pursuing other strategic alternatives. If our ongoing negotiations with our secured lenders related to extending the forbearance period, if needed, and modifying the terms of our debt obligations are not successful, we may not have the liquidity necessary to operate our business or to pay interest and principal on our debt obligations as they come due, which could result in our lenders and other creditors terminating their commitments to extend further credit to us and declaring all amounts outstanding to be immediately due and payable, and our inability to continue as a going concern. Management hired an investment banker in August 2019 to assist in both seeking additional capital financing and, as announced in October 2019, to pursue strategic alternatives. Indications received from the process, thus far, have not ascribed meaningful, if any, value to the equity. It is likely that our current financial situation will depend on the negotiations with senior secured lenders, and we expect those negotiations will result in our existing equity having little or no value, and the senior secured lenders taking control of the Company. The Board and management believe that, if the lenders acquire substantially all of the equity of the Company, it will result in a restructuring of our debt obligations and other measures intended to improve the liquidity position of the Company. To the extent the senior secure lenders take control of the Company, it is the Company’s expectation that such measures would be taken in an effort to enable the Company to operate in its normal course. However, there can be no assurance that additional debt or other financing from the Company’s current lenders will be sufficient amounts and on acceptable terms, necessary to provide adequate liquidity. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from this uncertainty.

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

Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in December in each year. As used in these consolidated financial statements and related notes to the consolidated financial statements, “fiscal 2019” and “fiscal 2018” and refer to the Company’s fiscal years ended December 28, 2019 and December 29, 2018, respectively.

Cash

The Company considers cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Inventories

Inventories, which consist primarily of products held for sale, are stated at the lower of cost or net realizable value on a first-in, first-out basis in accordance with FASB ASC Topic 330, “Inventories.” Excess and obsolete inventory reserves recorded were $6,884 and $7,176, as of December 28, 2019, and December 29, 2018, respectively.

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

In accordance with the accounting guidance on goodwill, the Company performed its impairment test of goodwill at the reporting unit level annually each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values.

The fair value assessment of the Distribution reporting unit indicated an impairment of $22,262 in fiscal 2018 and the third quarter of fiscal 2019 assessment indicated an impairment of $4,580 for the Science reporting unit. See Note 7 – Goodwill and Other Intangible Assets to the consolidated financial statements. There was an impairment charge recorded of $22,262 in fiscal 2018 and an impairment charge of $4,580 in fiscal 2019.

Impairment of Long-Lived Assets

As required by FASB ASC Topic 360-10-35 “Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment, definite-lived, amortizable intangible assets and development costs for impairment if events or circumstances indicate an asset might be impaired. Amortizable intangible assets include customer relationships, publishing rights, trademarks and trade names and copyrights and are being amortized over their estimated useful lives. The Company assesses impairment and writes down to fair value long-lived assets when facts and circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. The analysis of recoverability is based on management’s assumptions, including future revenue and cash flow projections. The Company conducted an impairment assessment in both fiscal 2019 and fiscal 2018 as it determined the impairment of goodwill, as well as the year-over-year decline in segment revenues, were indicators of potential impairment. However, based on its assessment, the Company concluded the long-lived assets were not impaired. There were no impairment charges recorded in fiscal 2018 and in fiscal 2019.

Development Costs

Development costs represent external and internal costs incurred in the development of a master copy of a book, workbook, video or other supplemental educational materials and products. The Company capitalizes development costs and amortizes these costs into costs of revenues over the lesser of five years or the product’s life cycle in amounts proportionate to expected revenues. At December 28, 2019 and December 29, 2018, net development costs totaled $12,627 and $13,674, respectively, and are included as a component of development costs and other assets, net, in the consolidated balance sheets.

Fair Value of Financial Instruments

U.S. GAAP defines fair value as the price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. U.S. GAAP also classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active or input other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability.

In accordance with FASB ASC Topic 825, “Financial Instruments” and FASB ASC Topic 820, “Fair Value Measurement,” the carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value given the short maturity of these instruments.

The following table sets forth the financial instruments where carrying amounts may vary from fair value as of December 28, 2019:

Description	Balance Sheet Location	Carrying Value	Fair Value	Categorization
New Term Loan	Long-term debt less current maturities	$110,891	$110,891	Level 3
Deferred Cash Payment Obligations	Long-term debt less current maturities	27,897	28,353	Level 3

The following table sets forth the financial instruments where carrying amounts may vary from fair value as of December 29, 2018:

Description	Balance Sheet Location	Carrying Value	Fair Value	Categorization
New Term Loan	Long-term debt less current maturities	$111,725	$111,725	Level 3
Deferred Cash Payment Obligations	Long-term debt less current maturities	25,009	24,916	Level 3

The Company estimated the fair value of its amounts outstanding under its New Term Loan based on the current debt rate at the end of each balance sheet period. The Company estimated the fair value for its Deferred Cash Payment Obligations based upon the net present value of future cash flows using a discount rate that is consistent with our New Term Loan.

Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” income taxes have been computed utilizing the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Valuation allowances are provided when it is anticipated that some or all of a deferred tax asset is not likely to be realized. As a result of the reduction in the U.S. corporate income tax rate from the maximum 35% to 21% under the Tax Cuts and Jobs Act of 2017, the Company revalued its ending deferred tax assets and liabilities at December 30, 2017. This revaluation resulted in a reduction in the net deferred tax balance of $704. As of December 28, 2019 and December 29, 2018, the Company had a valuation allowance of $29,869 and $16,689, respectively, against substantially all of its net deferred tax assets.

Revenue Recognition

The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”), which superseded ASC 605, in the first quarter of 2018 using the modified retrospective approach. The cumulative effect of adoption was an increase to accumulated deficit of $2,722. Revenue is recognized upon the satisfaction of performance obligations, which is when control is transferred to the customer. Refer to Note 3 of the consolidated financial statements for details of the Company’s adoption.

Concentration of Credit Risks

The Company maintains deposits in financial institutions that consistently exceed the Federal Deposit Insurance Corporation (FDIC) limit. The Company has not experienced any credit-related losses in such accounts and management believes it is not exposed to significant credit risk. The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are school districts and schools. Concentration of credit risk with respect to trade receivables is limited due to the significant number of customers and their geographic dispersion. During fiscal 2019 and fiscal 2018, no customer represented more than 10% of revenues or accounts receivable.

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

Deferred Catalog Costs

Prior to the adoption of ASC 606, the Company’s deferred catalog costs represented costs which had been paid to produce Company catalogs, net of vendor cooperative advertising payments, which will be used in and benefit future periods. Under the prior guidance, the Company capitalized catalog costs and amortized these costs over the period within which revenues attributable to the catalogs were generated, which was generally one year or less. These payments, as specified in our vendor agreements, are to reimburse the specific, incremental and identifiable costs the Company incurs associated with promoting and selling the Company’s merchandise. The Company evaluated its catalog costs under ASC 606 and determined that its catalog costs should be treated as costs incurred to obtain contracts. Since catalog costs are incurred regardless of whether specific customer contracts or purchase orders are obtained, catalog costs are now expensed as incurred. Net catalog expense for fiscal 2019 and fiscal 2018 consisted of the following:

	Fiscal Year Ended December 28, 2019	Fiscal Year Ended December 29, 2018
Catalog expense	$8,698	$8,964
Less: Cooperative advertising payments	(6,920)	(6,920)

Net catalog expense	$1,778	$2,044

Restructuring

The Company accounts for restructuring costs associated with both the closure or disposal of distribution centers and severance related to headcount reductions in accordance with FASB ASC Topic 712, “Compensation – Retirement Benefits.” During fiscal 2019 and fiscal 2018, the Company recorded $2,681 and $2,463 of severance expense. These costs are included in the restructuring line of the consolidated statement of operations. As of December 28, 2019 and December 29, 2018, there was $1,220 and $1,133, of accrued restructuring costs recorded in other accrued liabilities on the consolidated balance sheet primarily related to various cost reduction activities. See Note 15 for details of these restructuring charges.

Shipping and Handling Costs

In accordance with ASC 606, the Company accounts for shipping and handling costs billed to customers as a component of revenues. The Company accounts for shipping and handling costs incurred as a cost of revenues for shipments made directly from vendors to customers. For shipments made from the Company’s warehouses, the Company accounts for shipping and handling costs incurred as a selling, general and administrative expense. The amount of shipping and handling costs included in selling, general and administrative expenses for fiscal 2019 and fiscal 2018 was $33,002 and $36,725.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” ASU 2018-07 simplifies the accounting for non-employee stock based compensation. Specifically, stock based compensation to non-employees is now measured on the grant date by estimating the fair value of the equity compensation to be issued. Entities should remeasure non-employee stock based compensation only for those not settled as of the measurement date through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted for interim or annual periods, but no earlier than the entity’s adoption date of Accounting Standards Codification (“ASC”) Topic 606. The adoption did not have an impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective beginning January 1, 2020, with early adoption permitted. This update should be applied either retrospectively or prospectively to all implementation costs. We are currently assessing the adoption methods and the impact this standard will have on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effect from Accumulated Other Comprehensive Income.” ASU 2018-02 permits a company to reclassify the income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within accumulated other comprehensive income or loss (AOCI-L) to retained earnings. Because most items that are charged to AOCI-L are recorded net of applicable income taxes, the subsequent reclassification of these items from AOCI-L to the statement of operations will be at different income tax rates due to the Tax Act, thereby leaving a “stranded” tax balance within AOCI-L. ASU 2018-02 will allow a company to transfer these “stranded” amounts from AOCI-L to retained earnings. ASU 2018-02 was effective for the Company at the beginning of fiscal 2019, and did not have an impact on the consolidated financial statements.

NOTE 4 – CHANGE IN ACCOUNTING PRINCIPLE – REVENUE FROM CONTRACTS WITH CUSTOMERS

In the first quarter of 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers.” The effect of ASC 606 was an increase to accumulated deficit of $2,722. Revenue is recognized upon the satisfaction of performance obligations, which occurs when control of the good or service transfers to the customer. Approximately 98% of the Company’s consolidated revenues are related to the sale of products. Under our standard contracts or purchase orders received from customers, the only performance obligation is the shipment of products. Revenue for products is recognized and the customer is invoiced when the control of the product transfers to the customer, which is generally when the product is shipped. The Company determines the time at which transfer and control of products has passed to its customers, and the time at which it is able to invoice the customers, based on review of contracts, sales agreements and purchase orders. Payment terms are generally established to be 30 days from the shipment date. We generally determine standalone selling prices based on the prices charged to customers for all material performance obligations.

The Company provides its customers an implicit right of return for full or partial refund. Prior to the adjustment of ASC 606, the Company reflected the right of return in accounts receivable. Under ASC 606, the Company has reclassified this right of return from accounts receivable into a combination of a refund liability, included within other accrued liabilities for the gross return or credit, and other current assets for the assumed value of the returned product.

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

1) Equipment and furniture revenue associated with projects was previously recognized upon the completion of the project, or at customer acceptance. Under ASC 606, the Company has determined that is has two performance obligations within the project revenue stream: a) the delivery of equipment or furniture and b) the installation of the equipment or the furniture. Installation services are not typically complex and can be performed by multiple providers. The furniture is functional without customization or modification. For equipment or furniture associated with projects, the Company determined that control of the equipment or furniture was transferred to the customer upon delivery of the equipment or furniture to the customer site as the customer is in possession of the product at that time. The revenue attributable to the performance obligation associated with the delivery of the equipment or furniture is accelerated under the new revenue recognition standard and recognized upon delivery. The revenue attributable to installation is recognized over time during the installation process based on costs incurred relative to total expected installation costs. Under the contract terms, the customer is not billed for the equipment, furniture, or installation until the installation is complete. The Company allocates revenues to these two performance obligations using a cost plus margin approach, whereby gross margins are consistent for each component. These contracts represent where there are remaining performance obligations, which are fulfilled upon completion of the project.

2) Professional development or training days are provided to customers that order certain curriculum products of the Company, the most prominent of which is the FOSS product line. The Company bills for these training days at the same time the customer is billed for the product based on the stand-alone selling price. After the adoption of ASC 606, the Company is deferring revenue associated with providing training days and will recognize the cost associated with providing the training when the costs are incurred. These contracts represent where there are remaining performance obligations, which are fulfilled upon delivery of the professional development days.

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

At the beginning of fiscal 2019, the Company’s opening contract asset balance was $2,958 and the opening contract liability balance was $5,641. At the end of fiscal 2019, the Company’s closing contract asset balance was $1,790 and the closing contract liability balance was $7,006. These liabilities are typically recognized over 12 months. Revenue recognized during fiscal 2019 which was reflected as a contract liability as of December 29, 2018 was $5,157. Revenue recognized during fiscal 2018 which was reflected as a contract liability as of December 31, 2017 was $5,878.

The below table shows the Company’s disaggregated revenues for the periods ended December 28, 2019 and December 29, 2018.

	Fiscal Year Ended December 28, 2019	Fiscal Year Ended December 29, 2018
Distribution revenues by product line:
Supplies	$294,496	$308,900
Furniture	205,739	212,728
Instruction & Intervention	53,557	58,620
AV Tech	15,113	15,809
Agendas	22,565	29,695
Freight Revenue	9,290	10,784
Customer Allowances / Discounts	(6,860)	(7,101)

Total Distribution Segment	$593,900	$629,435
Curriculum revenues by product line:
Science	$32,173	$44,017

Total Curriculum Segment	$32,173	$44,017

Total revenues	$626,073	$673,452

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

Lease assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using the Company’s implied effective lease rate. The rate implicit in each lease was not readily determinable, thus the Company used its IBR of 10.5%, which was comprised of LIBOR as of December 30, 2018 of 2.5% plus the applicable margin pursuant to the Company’s New Term Loan (as defined below), or 8.0%. Lease assets also include any upfront lease payments made and exclude lease incentives. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised.

The Company leases certain distribution centers, office space, and equipment. At lease inception, the Company determined the lease term by assuming the exercise of those renewal options that are reasonably assured. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term and includes the lease expense in selling, general and administrative (“SG&A”) expense. As of December 30, 2018, the Company’s leases had remaining contractual terms up to 4 years, some of which include options to extend the leases for up to 10 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company’s variable lease payments are not tied to a rate or index. Rather, expense is recorded based on usage of the underlying leased asset during the period.

In connection with the adoption, the Company made the following elections:

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

As of December 28, 2019, future maturities of operating lease liabilities were as follows (in thousands):

Fiscal 2020	6,215
Fiscal 2021	4,461
Fiscal 2022	3,818
Fiscal 2023	3,196
Fiscal 2024	75
Thereafter	—

Total lease payments	17,765
Present value adjustment	(2,871)

Operating lease liabilities	14,894

As of December 29, 2018, the future minimum lease payments under operating leases for the Company’s fiscal years are as follows (in thousands):

Fiscal 2019	$5,449
Fiscal 2020	4,744
Fiscal 2021	2,275
Fiscal 2022	1,606
Fiscal 2023	1,577
Thereafter	122

Total minimum lease payments	$15,773

Under ASC 840, as of December 28, 2019, our operating leases had a weighted-average remaining lease term of 40 months and a weighted-average discount rate of 10.5%. Cash paid for amounts included in the measurement of operating lease liabilities was $6,139 for fiscal 2019. The Company had no financing leases as of December 28, 2019. The Company recognized $7,358 of operating expense in fiscal 2019.

NOTE 6 – DISPOSAL OF CUSTOM PLANNERS

In the fourth quarter of fiscal 2019, Company’s management decided that it would no longer sell custom planners to its customers. Custom planners contain school-specific content, which can include covers, artwork, calendars and handbooks that are tailored for individual schools. The Company also offers stock planners, which contain no customization. Stock planners are generic products which may be dated or undated. Both custom planners and stock planners are reported in the Company’s Agenda product category, which constitutes.a component of the business.

While custom planners revenue had been steadily declining (10% to 15%) over the past 10 years due to falling customer demand for paper-based planners and a shift to lower cost planners (either stock planners or custom planners with less content), fiscal 2019 revenues declined approximately 30%. The accelerated decline in fiscal 2019 was related to operational challenges from our transition to a new platform. The combination of the decreasing revenues, which the Company forecasted to continue, coupled with dilutive impact to earnings from this product category, were the key factors in the Company’s decision in 2019 to cease offering the custom planners beginning in fiscal 2020. In fiscal 2019, the custom planners line generated revenue of $19,392 and gross profit of $3,316, as compared to revenues of $28,910 and gross profit of $12,522 in fiscal 2018. In late December 2019, the Company sold the intellectual property associated with the custom planners product line for $700, resulting in a loss on sale of $4,089, included in the Company’s fiscal 2019 operating loss. In addition, the Company recognized $750 of royalty income as revenue in fiscal 2019. Exiting the custom planners product line will remove the expected negative impact to our future operating earnings and allow us to shift resources to core areas. We do not expect any material charges or expenses in 2020 related to this product category.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents details of the Company’s intangible assets, including the estimated useful lives, excluding goodwill:

December 28, 2019	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (10-13 years)	$8,294	$(3,672)	$4,622
Publishing rights (20 years)	4,000	(1,317)	2,683
Trademarks (20 years)	23,087	(6,790)	16,297
Developed technology (7 years)	6,600	(6,207)	393
Favorable leasehold interests (10 years)	2,160	(1,422)	738

Total intangible assets	$44,141	$(19,408)	$24,733

December 29, 2018	Gross Value	Accumulated Amortization	Net Book Value
Amortizable intangible assets:
Customer relationships (13 years)	$13,294	$(5,136)	$8,158
Publishing rights (20 years)	4,000	(1,117)	2,883
Trademarks (20 years)	26,587	(6,612)	19,975
Developed technology (7 years)	6,600	(5,264)	1,336
Content (5 years)	4,400	(4,400)	—
Perpetual license agreements (5 years)	1,200	(1,200)	—
Favorable leasehold interests (10 years)	2,160	(1,206)	954

Total intangible assets	$58,241	$(24,935)	$33,306

The gross value of intangible assets declined by $13,700 in fiscal 2019 due to the December sale of intangible assets associated with our Agendas product category. See Note 6 – Sale of Component. The accumulated amortization for these intangible assets at the time of the sale was $9,108.

Intangible asset amortization expense included in selling, general and administrative expenses for fiscal 2019 and fiscal 2018 was $3,742 and $3,857, respectively.

Intangible asset amortization expense for each of the five succeeding fiscal years is estimated to be:

2020	$2,647
2021	$2,254
2022	$2,254
2023	$2,128
2024	$2,038

Typically, the Company tests its goodwill balance for impairment on an annual basis as of the end of December each year. The Company concluded that the third quarter 2019 forbearance agreements and terms of the proposed amendments to the Company’s senior secured loans reflected in the term sheets entered into on November 12, 2019 and previously disclosed in Note 16—Subsequent Events of the Notes to Consolidated Financial Statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, along with the reduction in the trading price of the Company’s common stock, resulted in a reconsideration event that required the Company to reperform its goodwill impairment test as of the end of the third quarter of fiscal 2019. In completing the assessment, the fair value of the Science reporting unit indicated an impairment of goodwill of $4,580. Indicators of impairment that were identified during the assessment were delayed recovery in the Science curriculum spend, increased competition and timing shifts into fiscal 2020 with the California adoption. Assumptions utilized in the impairment analysis are subject to significant management judgment.

The long-lived assets and definite-lived intangible assets of the reporting units were tested for impairment before completing the goodwill impairment test in accordance with the accounting standard. No impairment of the long-lived assets was evident.

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

The table below shows the allocation of the recorded goodwill as of December 29, 2018 and December 28, 2019 for both the reporting units and reporting segments.

	Reporting Unit		Reporting Unit
	Distribution	Distribution Segment	Science	Curriculum Segment	Total
Balance at December 29, 2018	$—	$—	$4,580	$4,580	$4,580

Balance at December 28, 2019	$—	$—	$—	$—	$—

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

In performing the impairment assessments for fiscal 2019 and fiscal 2018, the Company estimated the fair value of its reporting units using the following valuation methods and assumptions:

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

	Fiscal 2019		Fiscal 2018
	Terminal Value Growth Rates	Discount Rate	Terminal Value Growth Rates	Discount Rate
Distribution	n/a	n/a	1.4%	14.2%
Science	0.0%	11.0%	1.4%	12.0%

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

	Fiscal 2019		Fiscal 2018
	EBITDA Multiples	Control Premium	EBITDA Multiples	Control Premium
Distribution	n/a	n/a	5.3x	10.3%
Science	6.6x	11.7%	6.6x	11.7%

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 28, 2019	December 29, 2018
Projects in progress	$1,552	$3,768
Buildings and leasehold improvements	2,873	2,876
Furniture, fixtures and other	77,093	68,285
Machinery and warehouse equipment	15,265	14,903

Total property, plant and equipment	96,783	89,832
Less: Accumulated depreciation	(69,354)	(57,930)

Net property, plant and equipment	$27,429	$31,902

Depreciation expense for fiscal 2019 and fiscal 2018 was $14,174 and $14,060, respectively.

NOTE 9 —DEBT

Long-Term Debt

Long-term debt as of December 28, 2019 and December 29, 2018 consisted of the following:

	December 28, 2019	December 29, 2018
ABL Facility, maturing in 2020	$7,781	$—
New Term Loan, maturing in 2020	110,891	111,725
Unamortized New Term Loan Debt Issuance Costs	(1,375)	(2,799)
Deferred Cash Payment Obligations, past due	6,585	—
Deferred Cash Payment Obligations, maturing in 2020	21,312	25,009

Total debt	145,194	133,935
Less: Current maturities	(145,194)	(30,352)

Total long-term debt	$—	$103,583

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

Outstanding amounts under the ABL Facility bear interest at a rate per annum equal to, at the Company’s election: (1) a base rate (equal to the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the 30-day LIBOR rate plus 1.00% per annum) (the “Base Rate”) plus an applicable margin (equal to a specified margin based on the interest rate elected by the Company, the fixed charge coverage ratio under the ABL Facility and the applicable point in the life of the ABL Facility (the “Applicable Margin”)), or (2) a LIBOR rate plus the Applicable Margin (the “LIBOR Rate”). Interest on loans under the ABL Facility bearing interest based upon the Base Rate is due monthly in arrears, and interest on loans bearing interest based upon the LIBOR Rate is due on the last day of each relevant interest period or, if sooner, on the respective dates that fall every three months after the beginning of such interest period.

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

On April 7, 2017, the Company executed the Third Amendment to its ABL Facility (the “Third Amendment”). The Third Amendment provided a new lower pricing tier of LIBOR plus 125 basis points, a seasonal increase in the borrowing base of 5.0% of eligible accounts receivable for the months of March through August, and the inclusion of certain inventory in the borrowing base, which previously had been excluded. Additionally, certain conforming changes were made in connection with the entry into the New Term Loan Agreement (as defined below). The Third Amendment extended the maturity of the ABL Facility, as amended, to April 7, 2022 (“ABL Termination Date”), provided that the ABL Termination Date would automatically become due February 7, 2022 unless the New Term Loan (as defined below) had been repaid, prepaid, refinanced, redeemed, exchanged, amended or otherwise defeased or discharged prior to such date.

On August 9, 2018, the Company entered into the Fourth Amendment to the ABL Facility (the “Fourth Amendment”) in order to: (1) update the definition of “Change of Control” set forth in the ABL Facility, and (2) update the definition of “Specified Unsecured Prepetition Debt” and associated provisions set forth in the ABL Facility. The Fourth Amendment deleted the reference to “35%” in the “Change of Control” definition and inserted “50%” in its place. The Company amended this provision of the ABL Facility in order to ensure certain shareholders with large positions did not put the Company in violation of the terms within its loan agreements. The ABL Facility also amended and restated the definition “Specified Unsecured Prepetition Debt” in order to increase the cap on amounts prepaid because the original cap set forth therein was less than the amount due at maturity due to the fiscal 2017 revised interpretation of the interest calculation methodology pursuant to the bankruptcy Reorganization Plan (as defined in the ABL Facility).

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

On October 28, 2019, the Company entered into the Seventh Amendment (the “Seventh Amendment”) to the ABL Facility with its Asset-Based Lender, in order to extend the required delivery date of the unaudited financial statements of the Company and its subsidiaries with respect to the month ended September 30, 2019 required under the ABL Facility from within 30 days after the end of such month to November 4, 2019 or such later date as agreed to in writing by the ABL Agent in its discretion. This date was subsequently extended several times by the ABL Agent, ultimately to November 12, 2019. This Amendment served as a short-term forbearance of the events of default that would have resulted from the delivery of those financial statements due to the Company’s non-compliance with the net senior leverage ratio and the minimum EBITDA covenants under the ABL Facility as of September 30, 2019 (the “Existing Events of Default”).

On December 2, 2019, and effective as of November 22, 2019, the Company entered into the Eighth Amendment (the “Eight Amendment”) to its ABL Agreement dated June 11, 2013 among the Company, certain of its subsidiary borrowers, the ABL Lenders, and the “ABL Agent” in order to, among other things: (1) establish a forbearance period during which the ABL Lenders would forbear the exercise of any rights or remedies with respect to the Existing Events of Default until a Termination Event (which would be the earliest of (a) January 31, 2020, (b) March 31, 2020 if a Specified Unsecured Prepetition Debt Satisfaction Event has occurred prior to January 31, 2020 (the earlier of (a) or (b), the “Outside Date”), (c) at the election of the ABL Agent, the occurrence or existence of an event of default, other than the Existing Defaults or Anticipated Defaults, (d) the expiration or termination of the forbearance period provided by the Term Loan Agreement described below, or (e) the occurrence of any Termination Event); (2) provide for the payment of a fee equal to 0.50% times the amount of the Commitments in effect as of the Closing Date under the ABL; (3) amend the definition of Applicable Margin so that it will no longer depend on the Fixed Charge Coverage Ratio and will instead be set at 300 bps for all Base Rate Loans and 400 bps for all LIBOR Loans; (4) require the delivery on a weekly basis of detailed 13-week budgets (each, a “Budget”); (5) amend the financial covenants, including the elimination of the Fixed Charge Coverage Ratio and the Net Senior Leverage Ratio during the forbearance period, adding a covenant testing trailing twelve-month EBITDA on a monthly basis, in a manner consistent with the Fifth Amendment, replacing the existing clean-down covenant in Section 10.2.3 of the ABL Agreement with a clean-down covenant requiring the Loans be paid down to $10,000,000 at fiscal year end December 28, 2019; (6) limit the use of cash receipts to payment of Budget disbursements and require that the Company not submit ABL borrowing requests in excess of the amount needed to fund the Budget; (7) require the Company to pursue a merger, sale, or other restructuring transaction that will cause the Company to repay the Term Loan Obligations in full on or prior to the Outside Date, subject to the satisfaction of various milestones and conditions; (8) provide full access rights to the ABL Agent, its counsel and its advisors; (9) schedule the maturity date of the ABL at least 30 days prior to the extended maturity date of the New Term Loan Agreement described above (October 12, 2020); (10) eliminate a number of the Company’s rights under the ABL Agreement, including but not limited to its right to consent to assignments, to make Permitted Acquisitions, and to make Specified Asset Dispositions; (11) amend the definitions of Availability Reserve and Borrowing Base to add an availability block equal to $15,000,000; and (12) provide for enhanced inspection rights for the ABL Agent.

The effective interest rate under the ABL Facility for fiscal 2019 was 6.08%, which includes interest on borrowings of $2,404, amortization of loan origination fees of $513 and commitment fees on unborrowed funds of $255. The effective interest rate under the ABL Facility for fiscal 2018 was 7.5%, which includes interest on borrowings of $2,028, amortization of loan origination fees of $417 and commitment fees on unborrowed funds of $267.

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

The ABL Facility was further amended following December 28, 2019. For a summary of the amendments, please refer to Note 18-Subsequent Events.

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

Under the New Term Loan Agreement, the Term Loan Lenders agreed to make a term loan (the “New Term Loan”) to the Company in aggregate principal amount of $140,000. The initial draw on the New Term Loan at closing was $110,000. These proceeds, along with proceeds received from a draw on the ABL Facility (as defined below), were used to repay the Term Loan which had a remaining principal balance including accrued interest of $118,167. The New Term Loan Agreement provided for a delayed draw feature that allowed the Company to draw up to an additional $30,000 through April 7, 2019. The ability to access the delayed draw commitment was subject to compliance with certain terms and conditions. The proceeds from the delayed draw were allowed to be used to fund distributions, permitted acquisitions, and repayments of existing indebtedness. In the third quarter of fiscal 2017, the Company drew $14,000 under the delayed draw term loan feature in conjunction with the Triumph Learning acquisition. At the Company’s option, the New Term Loan interest rate will be either the prime rate or the LIBOR rate (with a LIBOR floor of 1.0%), plus an applicable margin based on the Company’s net senior leverage ratio. The Company may specify the interest rate period of one, three or six months for interest on loans under the New Term Loan Agreement bearing interest based on the LIBOR rate. As of December 28, 2019, the New Term Loan bore interest at a rate of one-month LIBOR plus 625 basis points.

The New Term Loan matures on April 7, 2022. The New Term Loan requires scheduled quarterly principal payments of 0.625% of the original principal amount which commenced June 30, 2017 and continued through the quarter ended March 31, 2019. Subsequent to March 31, 2019, the scheduled quarterly principal payments are 1.250% of the original principal amount. Required scheduled quarterly principal payments on borrowings under the delayed-draw feature began at the end of the quarter following the draw. In addition to scheduled quarterly principal repayments, the New Term Loan Agreement requires prepayments at specified levels upon the Company’s receipt of net proceeds from certain events, including but not limited to certain asset dispositions, extraordinary receipts, and the issuance or sale of any indebtedness or equity interests (other than permitted issuances or sales). The New Term Loan Agreement also requires prepayments at specified levels from the Company’s excess cash flow. As of December 28, 2019, the Company did not have an excess cash flow obligation under the New Term Loan Agreement due to Company performance. The Company’s excess cash flow obligation as of December 29, 2018 was $693. As such, this amount was classified as current maturities of long-term debt. The Company is also permitted to voluntarily prepay the New Term Loan in whole or in part. Voluntary prepayments made before April 7, 2018 were subject to an early prepayment fee of 2.0%, while any voluntary prepayment made on or after April 7, 2018, but before April 7, 2019, were subject to a 1.0% early prepayment fee. Voluntary prepayments made on or after April 7, 2019 will not be subject to an early payment fee. All prepayments of the loans will be applied first to that portion of the loans comprised of prime rate loans and then to that portion of loans comprised of LIBOR rate loans. The New Term Loan Agreement contains customary events of default and financial, affirmative and negative covenants, including but not limited to quarterly financial covenants commencing with the year ending December 29, 2018 relating to the Company’s fixed charge coverage ratio and net senior leverage ratio, and an annual limitation on capital expenditures and product development investments, collectively.

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

On November 7, 2018, the Company entered into a Second Amendment to the New Term Loan Agreement (the “Second Term Loan Amendment”) with its New Term Loan Lenders, effective as of September 29, 2018. The Second Term Loan Amendment was entered into in order to (1) reduce its fixed charge coverage ratio for the five fiscal quarters ending December 28, 2019 through December 28, 2019, (2) reduce the number of days for fiscal 2018 during which the Company may have no revolving loans outstanding from 60 to 14 and adjust the time period of such reduction to be between December 15, 2018 and January 31, 2019, (3) to give effect to ASU 2014-09 for the purpose of the computation of any financial covenant retroactive to December 31, 2017 and for all other purposes effective as of the date of the Second Term Loan Amendment, (4) change the delayed draw term loan commitment termination date from April 7, 2019 to the effective date of the Third Term Loan Amendment and (5) provide that the Applicable Margin shall assume a net senior leverage ratio of greater than 3.75x from the date of the Second Term Loan Amendment until the Company delivered its financial statements for fiscal 2018 and the related compliance certificate.

On March 13, 2019, and effective as of December 29, 2018, the Company entered into the Third Amendment (the “Third Term Loan Amendment”) with its New Term Loan Lenders in order to, among other things: (1) increase the applicable margin based on the net senior leverage ratio and to further increase the applicable margin by a PIK interest rate which will be subject to adjustment based on the net senior leverage ratio; (2) provide the Agent with certain board observation rights; (3) limit the aggregate amount of outstanding revolving loans to no more than $10,000 on the last Saturday of fiscal year 2019 and each day during a twenty consecutive day period that includes the last Saturday of fiscal year 2019 if the Company has not raised $25,000 in junior capital proceeds, the proceeds of which were used in the manner specified in the New Term Loan Amendment, or $0 on the last Saturday of fiscal year 2019 and each day during a thirty-five consecutive day period that includes the last Saturday of fiscal year 2019 if a junior capital raise event has occurred; (4) reduce the limit on capital expenditures to $12,500 in the aggregate for the four fiscal quarters ending March 30, 2019, September 28, 2019, and September 28, 2019 and $10,000 in the aggregate for the four fiscal quarters ending December 28, 2019; (5) remove the obligation to comply with the net senior leverage ratio and fixed charge coverage ratio financial covenants for the fiscal year ended December 29, 2018; (6) amend the calculation of the fixed charge coverage ratio and reduce the fixed charge coverage ratio for the remainder of the term of the New Term Loan Agreement; (7) amend the calculation of the net senior leverage ratio and increase the net senior leverage ratio for the remainder of the term of the New Term Loan Agreement, which may be adjusted upon a junior capital raise satisfaction event; (8) amend the cap on add-backs for non-recurring, unusual or extraordinary charges, business optimization expenses and other restructuring charges or reserves and cash expenses relating to earn outs and similar obligations in the definition of EBITDA and require the Company to maintain a minimum EBITDA for the remainder of the term of the New Term Loan Agreement, which may be adjusted upon a junior capital raise satisfaction event; (9) require the Company to maintain specified availability under the ABL Agreement in an amount not less than the greater of $12,500 or 10% of the commitments (as defined in the ABL Agreement); (10) expand the definition of permitted indebtedness to include subordinated debt used to repay the New Term Loan or the deferred cash payment obligations; and (11) provide for additional inspection and audit rights to be conducted by an advisory firm to be appointed by the Agent.

In connection with the Third Term Loan Amendment, the Company separately agreed that, commencing with the Fiscal Month ending September 28, 2019, to the extent the payment in full in cash of the Obligations has not occurred on or prior to any such date, the Company would deliver to the Agent, in form and substance reasonably satisfactory to the Agent, on or prior to the date that would be 30 days following the last day of each Fiscal Month (but within 60 days after the last month in a fiscal year), warrants to purchase, for a price of $0.001 per share, the Designated Percentage of the outstanding common stock of the Company, with such warrants earned in full and vesting immediately on the date of issuance; provided that the aggregate number of warrants delivered to the Agent would not have exceeded warrants to purchase more than 18% of the outstanding common stock of the Company in the aggregate. “Designated Percentage” means, with respect to each Fiscal Month, (x) if the financial statements delivered pursuant to the New Term Loan Agreement with respect to such fiscal month demonstrated that the net senior leverage ratio for the twelve consecutive fiscal month period was greater than or equal to 5.00:1.0, 2%, (y) if the financial statements delivered pursuant to the New Term Loan Agreement with respect to such fiscal month demonstrated that the net senior leverage ratio for the twelve consecutive fiscal month period was greater than or equal to 4.2:1.0 but less than 5.00:1.0, 1% and (z) if the financial statements delivered pursuant to the New Term Loan Agreement with respect to such fiscal month demonstrated that the net senior leverage ratio for the twelve consecutive fiscal month period was less than 4.20:1.0, 0%. Notwithstanding the foregoing, no warrants issued would have been exercisable until the date by which the Company is required to deliver the financial statements with respect to the fiscal year ending December 28, 2019.

If, on or prior to the 2019 financial delivery date, (i) the New Term Loan obligations were paid in full in cash, (ii) the junior capital raise satisfaction event had occurred or (iii) the financial statements delivered pursuant to the New Term Loan Agreement with respect to the Fiscal Year ending December 28, 2019 demonstrated that, after giving effect to the payment of the deferred cash payment obligations, the net senior leverage ratio for the four consecutive fiscal quarter periods ending on December 28, 2019 was less than or equal to 4.00:1.0 and EBITDA for the four consecutive fiscal quarter periods ending on December 31, 2019 was at least $42,000, the Company would have the right to buy back, for a price of $0.001 per warrant, 50% of the amount of any third amendment warrants outstanding prior to such buy back event.

The Company accounted for the obligation to issue the warrants as a derivative that was bifurcated from the New Term Loan. This accounting treatment resulted in the Company recording a liability in the amount of $1,228 within other liabilities based on a valuation of the derivative completed in the second quarter of fiscal 2019. This liability was offset by issuance costs classified as a debt discount, also recorded within long-term debt. The liability was marked to market each quarter the derivative was outstanding. During fiscal 2019, the Company recorded a non-cash charge of $82 as a change in fair value. The amortization of the issuance costs associated with the derivative was charged to interest expense on a quarterly basis as non-cash interest. The warrants were valued using the Monte Carlo Simulation Model using the Company’s monthly projections of its senior leverage ratio over the life of the warrants. Changes in the inputs may result in a significantly higher or lower fair value measurement.

On October 28, 2019, the Company entered into the Fourth Amendment (the “Fourth Amendment”) with its New Term Loan Lenders, in order to extend the required delivery date of the unaudited financial statements of the Company and its subsidiaries with respect to the month ended September 30, 2019 required under the New Term Loan Agreement from within 30 days after the end of such month to November 4, 2019 or such later date as agreed to in writing by the Term Loan Agent in its discretion. This date was subsequently extended several times by the New Term Loan Agent, ultimately to November 12, 2019. The Fourth Amendment served as a short-term forbearance of the events of default that would have resulted from the delivery of those financial statements due to the Company’s non-compliance with the net senior leverage ratio and the minimum EBITDA covenants under the New Term Loan Agreement as of September 30, 2019 (the “Existing Events of Default”).

On December 2, 2019, and effective as of November 22, 2019, the “Company entered into the Fifth Amendment (the “Fifth Amendment”) of its New Term Loan Agreement dated as of April 7, 2017 among the Company, as borrower, certain of its subsidiaries, as guarantors, the financial institutions party thereto, as lenders and the Term Loan Agent, in order to, among other things: (1) establish a forbearance period during which the Term Loan Lenders would forbear the exercise of any rights or remedies with respect to the Existing Events of Default until a Termination Event (which would be the earliest of (a) January 31, 2020, (b) March 31, 2020 if a Specified Unsecured Prepetition Debt Satisfaction Event has occurred prior to January 31, 2020 (the earlier of (a) or (b), the “Outside Date”), (c) at the election of the Term Loan Agent, the occurrence of an event of default, other than the Existing Defaults and Anticipated Defaults, (d) the expiration or termination of the forbearance period described in the ABL Agreement below, or (e) the occurrence of any Termination Event); (2) provide for the payment of a $6 million closing fee, which may be reduced to not less than $1.25 million under certain circumstances; (3) provide for approximately $3.5 million in other fees to be added to the principal balance of the New Term Loan; (4) in replacement of the Third Amendment Warrants, issue warrants to purchase, for a price of $0.01 per share, 18% of the outstanding common stock of the Company, with such warrants earned in full and vesting immediately on the date of issuance, but not exercisable until the Outside Date (the “Fifth Amendment Warrants”), provided that if the Obligations are paid in full in cash on or prior to (a) February 29, 2020, the Company shall have the right to buy back 50% of the Fifth Amendment Warrants, and (b) the Outside Date, the Company shall have the right to buy back 75% of the Fifth Amendment Warrants, in each case for a price of $0.01 per share; (5) amend the definition of Applicable Margin so that it will no longer depend on the Net Senior Leverage Ratio and will instead be set at 7.00% per annum for all Prime Rate Loans and 8.00% per annum for all LIBOR Rate Loans; (6) amend the definition of PIK Interest Rate so that it will no longer depend on the Net Senior Leverage Ratio and will instead be set at 2.00% per annum; (7) provide that the New Term Loan and other Obligations shall bear interest at the Default Rate and to increase the Default Rate by 1.00%, which increase will be paid in kind by adding such amount to the principal balance of the Term Loan; (8) convert LIBOR Rate Loans to Prime Rate Loans as their interest periods expire and eliminate the Company’s ability to request to convert or continue the Term Loan or any portion thereof as LIBOR Rate Loans; (9) require the delivery on a weekly basis of detailed 13-week budgets (each, a “Budget”); (10) amend the financial covenants, including the elimination of the Fixed Charge Coverage Ratio and the Net Senior Leverage Ratio during the forbearance period, resetting the Minimum EBITDA to be tested monthly, resetting the minimum Specified Availability to the greater of $12.5 million, replacing the existing clean-down and ABL Facility usage covenant with the same covenants as reflected in the ABL Agreement; (11) limit the use of cash receipts to payment of Budget disbursements and require that the Company not submit ABL borrowing requests in excess of the amount needed to fund the Budget; (12) require the Company to pursue a merger, financing transaction, or sale transaction that will cause the Company to repay the Obligations in full on or prior to the Outside Date, subject to the satisfaction of various milestones and conditions; (13) provide full access rights to the Term Loan Agent, its counsel and its advisors; (14) schedule the maturity date of the Term Loan for November 12, 2020; (15) eliminate a number of the Company’s rights under the Term Loan Agreement, including but not limited to its right to consent to assignments, to make Permitted Acquisitions, to reinvest proceeds of Asset Dispositions and Extraordinary Proceeds, and to make Specified Asset Dispositions; and (16) provide for enhanced inspection rights for the Term Loan Agent.

The Firth Amendment also provided for the issuance of 1,560 warrants to the New Term Loan Lenders. These warrants replaced the Company’s derivative obligation to issue warrants as described above in the Third Term Loan Amendment. The warrant agreement allows for the issuance of unregistered shares with certain registration rights being provided to the lenders. The warrants were issued on December 27, 2019 and recorded as equity awards.

For purposes of the Term Loan Agreement, a “Specified Unsecured Prepetition Debt Satisfaction Event” means, among other things, that a specified percentage of the Specified Unsecured Prepetition Debt has been amended such that its final maturity is not on or before December 11, 2020, does not provide for any payments before that date except for limited percentages in certain limited circumstances, it accrues interest, payable solely in kind, at a rate per annum reasonably satisfactory to the Term Loan Agent and the Required Term Loan Lenders, and can be secured by a third lien on the Term Loan Priority Collateral, that is subject to an intercreditor agreement, among other things.

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

The effective interest rate under the New Term Loan for fiscal 2019 was 13.3%, which includes interest on borrowings of $13,164 and loan origination fees of $1,529. The effective interest rate under the New Term Loan for fiscal 2018 was 12.1%, which includes interest on borrowings of $9,742 and amortization of loan origination fees of $745. As of December 28, 2019, the outstanding balance on the New Term Loan Credit Agreement was $110,891. Of this amount, $110,891 was reflected as currently maturing, long-term debt in the accompanying consolidated balance sheets. As of December 29, 2018, the outstanding balance on the New Term Loan Credit Agreement was $111,725. Of this amount, $5,343 was reflected as currently maturing, long-term debt in the accompanying consolidated balance sheets.

The Company has estimated that the fair value of its New Term Loan (valued under Level 3) as of December 28, 2019 approximated the carrying value of $110,891.

The New Term Loan was further amended following December 28, 2019. For a summary of the amendments, please refer to Note 18-Subsequent Events.

The Company recognized debt extinguishment costs of $8,032 which includes the write off of previously unamortized debt issuance costs related to the ABL Facility and the New Term Loan. As a result of the Eighth Amendment to the ABL Facility the Company wrote off $548 of unamortized debt issuance costs. The Fifth Amendment to the New Term Loan resulted in an extinguishment of debt. As a result, the Company wrote off $7,483 which consisted of the write off of previously capitalized debt issuance costs of $5,183 and fees associated with the amendment of $2,300.

Deferred Cash Payment Obligations

In connection with the previously disclosed 2013 Reorganization Plan, general unsecured creditors were entitled to receive a deferred cash payment obligation of 20% of the allowed claim in full settlement of the allowed unsecured claims. Such payment accrues quarterly paid-in-kind interest of 5% per annum beginning on the Effective Date.

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

The Company’s reconciliation of general unsecured claims was completed in fiscal 2015. As of December 28, 2019, the Company’s deferred payment obligations were $27,897, of which $3,159 represented a 20% recovery for the general unsecured creditors and $12,554 represented a 45% recovery for those creditors who elected to provide the Company standard trade terms with the remaining $12,184 related to accrued paid-in-kind interest. Certain holders agreed to extend the repayment date on approximately $21,312 of these obligations to December 12, 2020. In consideration for the extension the Company made partial repayments of 10% of the balance due as of December 12, 2019, increased the paid-in-kind interest rate by 200 basis points and secured these obligations with a third lien against the assets of the Company. The repayments of 10%, totaling $2,116 were paid subsequent to December 28, 2019. The remaining non extended deferred payment obligations are past due. Payment of these claims requires consent of both the New Term Loan and ABL lenders.

The Company has estimated that the fair value of its Deferred Cash Payment Obligations (valued under Level 3) approximates $28,353 as of December 28, 2019. The Company estimated the fair value for its Deferred Cash Payment Obligations based upon the net present value of future cash flows using the discount rate that is consistent with our New Term Loan.

Following December 28, 2019, the Company entered into a third lien security agreement with the holders of the deferred cash payment obligations who agreed to extend the repayment date. For a description of the agreements, please refer to Note 18-Subsequent Events.

NOTE 10—INCOME TAXES

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

The provision for income taxes consists of:

	Fiscal Year Ended December 28, 2019 (52 weeks)	Fiscal Year Ended December 29, 2018 (52 weeks)
Current income tax expense/(benefit):
Federal	$(1,059)	$468
State	58	335
Foreign	106	1,484

Total	(895)	2,287
Deferred income tax expense/(benefit):
Federal	126	2,265
State	—	177
Foreign	(272)	86

Total	(146)	2,528

Total provision for/(benefit from) income taxes	$(1,041)	$4,815

Deferred taxes are comprised of the following:

	Fiscal Year Ended December 28, 2019 (52 weeks)	Fiscal Year Ended December 29, 2018 (52 weeks)
Inventory	$2,906	$3,305
Allowance for doubtful accounts	363	496
Misc Accruals	516	(407)
Debt issuance costs	(15)	(30)
Foreign tax and AMT credit carryforward	3,653	4,899
Net operating loss carryforward	12,706	4,381
Property and equipment	(1,752)	(4,317)
Accrued liabilities	2,016	2,615
Intangible assets	1,884	2,431
Interest expense limitation carryforward	7,158	2,724
Capital loss carryforward	901	912
Valuation allowance	(29,869)	(16,689)

Net non-current deferred tax assets	$467	$320

In fiscal 2018, the Company concluded that the realization of substantially all of its deferred tax assets did not meet the more likely than not threshold. This conclusion was based primarily on a combination of the fiscal 2018 operating performance, cumulative pre-tax net losses over the prior thirty-six months, and future forecasts of taxable income. As a result, the Company increased its tax valuation allowance to $16,689 as of the end of fiscal 2018. In fiscal 2019, the Company increased its tax valuation allowance to $29,869. The Company has Federal and State net operating losses totaling $12,706. These net operating losses cannot be carried back, but the Federal net operating loss can be carried forward indefinitely and the majority of the State net operating loss can be carried forward for 20 years. The Company has foreign net operating loss of $362. As of December 28, 2019, the Company had an immaterial amount of unremitted earnings from foreign investments, which are considered permanently reinvested in its foreign opportunities.

The Company’s effective income tax rate varied from the U.S. federal statutory tax rate as follows:

	Fiscal Year Ended December 28, 2019 (52 weeks)	Fiscal Year Ended December 29, 2018 (52 weeks)
U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	5.3%	4.8%
Foreign income tax	0.0%	-1.5%
Alternative Minimum Tax	0.0%	0.7%
Deemed dividend, meals and entertainment and other	0.4%	-4.4%
Impact of tax reform	0.0%	0.0%
Realizable built-in loss adjustment	0.0%	-0.3%
Valuation allowance	-25.8%	-34.5%
Uncertain Tax Positions	1.2%	0.0%

Effective income tax rate	2.1%	-14.2%

The Company files income tax returns with the U.S., various U.S. states, and foreign jurisdictions. The most significant tax return the Company files is with the U.S. The Company’s tax returns are no longer subject to examination by the U.S. and Canada for fiscal years before 2016. The Company has various tax audits and appeals in process at any given time. It is not anticipated that any adjustments resulting from tax examinations or appeals would result in a material change to the Company’s financial position or results of operations.

As of December 28, 2019, and December 29, 2018, the Company’s liability for uncertain tax positions, net of federal tax benefits, was $0 and $574, respectively, all of which would impact the effective tax rate if recognized. Approximately $466 of the decrease in liability for uncertain tax position was the result of lapsing statute of limitations. The Company does not expect any material changes in the amount of uncertain tax positions within the next twelve months. The Company classifies accrued interest and penalties related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. The amounts of accrued interest and penalties included in the liability for uncertain tax positions are not material. The following table summarizes the activity related to the Company’s gross liability for uncertain tax positions:

Balance at December 30, 2017	$172

Increase related to current year tax provision	403
Adjustments to provision related to assessments	(1)

Balance at December 29, 2018	$574

Increase related to current year tax provision	—
Decrease related to prior years	(574)
Adjustments to provision related to assessments	—

Balance at December 28, 2019	$—

NOTE 11—EMPLOYEE BENEFIT PLANS

The Company sponsors the School Specialty, Inc. 401(k) Plan (the “401(k) Plan”) which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company has the discretion to match a portion of employee contributions and virtually all full-time employees are eligible to participate in the 401(k) Plan after 90 days of service. The amount of the Company’s 401(k) match in fiscal 2019 and fiscal 2018 was $608 and $772.

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

	Income/(Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Fiscal 2019:
Basic EPS	$(49,548)	7,016	$(7.06)

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—
Effect of dilutive derivatives	—	—

Diluted EPS	$(49,548)	$7,016	$(7.06)

Fiscal 2018:
Basic EPS	$(38,741)	7,000	$(5.53)

Effect of dilutive stock options	—	—
Effect of dilutive restricted stock units	—	—

Diluted EPS	$(38,741)	7,000	$(5.53)

The Company had employee stock options and restricted stock units outstanding of 285 and 622 for fiscal 2019 and fiscal 2018, which were not included in the computation of diluted EPS because they were anti-dilutive. As of the end of fiscal 2019, the Company had warrants outstanding of 1,560, which also were not included in the computation of diluted EPS because they were anti-dilutive.

Warrants

Effective December 27, 2019, the Company issued 1,560 stock warrants to its New Term Loan lenders in conjunction with the amendments to the New Term Loan credit facility. The warrants have an exercise price of $0.01 per share. The warrants were earned in full and vested immediately on the date of issuance, but were not exercisable until the Earliest Exercise Date, which was the later of (1) the Outside Date (January 31, 2020, or March 31, 2020 if a Specified Unsecured Prepetition Debt Satisfaction Event has occurred prior to January 31, 2020); and (2) the day immediately following the expiration of the applicable 10-day period beginning on the date of the consummation of a merger or sale of all or substantially all of the assets or the equity interests and Full Payment of the Obligations. The warrant agreement allows for the issuance of unregistered shares with certain registration rights being provided to the lenders. The warrants were issued on December 27, 2019 and recorded as equity awards. The warrants became exercisable in full on January 31, 2020.

NOTE 13—SHARE-BASED COMPENSATION EXPENSE

Employee Stock Plans

As of December 28, 2019, the Company had one share-based employee compensation plan; the School Specialty, Inc. 2014 Incentive Plan (the “2014 Plan”). The 2014 Plan was adopted by the Board of Directors on April 24, 2014 and approved on September 4, 2014 by the Company’s stockholders. On June 12, 2018, the Company’s stockholders approved an amendment to the 2014 Plan, which increased the number of shares available under the 2014 Plan by an additional 700 shares from 1,050 shares to 1,750 shares.

The Company did not grant stock options in fiscal 2018 and fiscal 2019. Prior year stock option grants were valued using the Black-Scholes single option pricing model.

All the options the Company granted under the 2014 Plan have an exercise price of $18.57 and a term of 10 years. These options were scheduled to vest as to one-half of the options on the second anniversary date of the award and as of one-fourth of the options on each of the third and fourth anniversaries of the award date.

A summary of option transactions for fiscal 2018 and fiscal 2019 were as follows:

	Options Outstanding		Options Exercisable
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Balance at December 30, 2017	721	$18.57	350	$18.57

Granted	—	—
Exercised	—	—
Canceled	(99)	18.57

Balance at December 29, 2018	622	$18.57	428	$18.57

Granted	—	—
Exercised	—	—
Canceled	(337)	18.57

Balance at December 28, 2019	285	$18.57	223	$18.57

The fair value of shares vested and still outstanding as of the end of fiscal 2018 and 2019 were as follows: $3,372 and $1,900.

The weighted average life remaining of the stock options outstanding as of December 28, 2019 was 5.8 years and as of December 29, 2018 was 6.4 years.

As of December 28, 2019, and December 29, 2018, 223 and 428 outstanding options have vested and 337 and 99 options were forfeited. The canceled options of 337 for fiscal 2019 includes 297 options that vested and since have expired. The canceled options of 99 for fiscal 2018 includes 34 options that vested and since have expired.

Restricted Stock Units

On June 18, 2018, the Compensation Committee granted an aggregate of 109 Restricted Stock Units (“RSUs”) under the Company’s 2014 Plan to members of the Company’s senior management, with an aggregate value of $19.38 per share. 94 of the 109 RSUs that were granted were still outstanding as of the end of fiscal 2018. The RSUs have time-based vesting provisions, with one-third of the RSUs vesting on each March 15 of 2019, 2020 and 2021. The 49 RSUs that were previously awarded to the former CEO were forfeited immediately upon his resignation on February 1, 2019. On March 15, 2019, 15 of the remaining RSUs vested for which the Company issued 10 shares of common stock to members of senior management and 5 shares were used to satisfy tax withholding requirements for such persons and are reflected as Treasury Stock on the consolidated balance sheet. On September 13, 2019, 7 of the remaining outstanding RSUs were canceled. As of the end of fiscal 2019, 23 RSUs associated with this grant remain outstanding.

Also, on June 18, 2018, the Compensation Committee granted an aggregate of 15 RSUs under the 2014 Plan to the non-employee members of the Board of Directors, with an aggregate value of $19.38 per share. The RSUs have time-based vesting provisions and vested on June 18, 2019. The Company issued 15 shares of common stock to each of the non-employee members of the Board of Directors.

On March 15, 2019, the Compensation Committee granted 3 RSUs under the 2014 Plan to the non-employee director appointed to the Board of Directors on that date, with a fair value of $6.25 per share. These RSUs have time-based vesting conditions, and all of these RSUs vest on March 15, 2020. All of these RSUs remain outstanding as of December 28, 2019.

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

On September 24, 2019, the Compensation Committee granted 4 RSUs under the 2014 Plan to the non-employee director appointed to the Board of Directors on that date, with a fair value of $2.00 per share. These RSUs have time-based vesting conditions, and all of the RSUs vest on September 24, 2020. All of these RSUs remain outstanding as of December 28, 2019.

All of the above-mentioned RSU grants were valued using the stock price on the date prior to the grant date.

On March 23, 2016, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 196 RSUs under the Company’s 2014 Plan to members of the Company’s senior management. 23 of the 196 RSUs were canceled in fiscal 2018 in connection with the end of an executive’s employment. The RSUs were performance-based. A certain percentage of the RSUs were scheduled to vest on the third anniversary of the date of grant, with such percentage based on the 15 day Volume Weighted Average Price (“VWAP”) of the Company’s common stock prior to the vesting date. The percentage of RSUs that were scheduled to vest was determined as follows:

Vesting %	15 Day VWAP
0%	VWAP less than $15.43
20%	VWAP greater than or equal to $15.43, but less than $16.86
40%	VWAP greater than or equal to $16.86, but less than $18.29
60%	VWAP greater than or equal to $18.29, but less than $19.71
80%	VWAP greater than or equal to $19.71, but less than $21.14
100%	VWAP greater than or equal to $21.14

Due to the nature of the vesting conditions of the RSUs, a valuation methodology needed to incorporate potential equity value paths for the Company. As such, the fair value of the RSU grants was determined under a Monte Carlo approach with a simulation of the Company’s stock price to a date that is 15 trading days prior to the vesting date. A large number of trials were run under the Monte Carlo approach to ensure an adequate sampling of different potential scenarios was achieved. Based on this approach, the fair value of the RSUs granted on March 23, 2016 was $11.55 per share. Any RSU’s that vested were to be settled in shares of Company common stock. The 114 RSUs under this grant that were previously awarded to the former CEO were forfeited immediately upon his resignation on February 1, 2019. As of March 23, 2019, the VWAP was determined to be less than $15.43 and as a result, all of the remaining RSUs from the March 23, 2016 grant did not vest and were canceled.

Stock Appreciation Rights

On May 28, 2014, the Board granted 39 stock appreciation rights (“SARs”) to each of the non-employee members of the Board under the 2014 Plan. On September 28, 2015, the Board granted 39 SARs to each of the two new non-employee members of the Board. On January 17, 2018, the Board granted 39 SARs to its new non-employee member of the Board. Each SAR has a grant date value of $18.57 and will be settled in cash upon exercise. As such, the SARs are accounted for as liability awards. As the Company’s stock trading price was less than each SAR’s exercise price as of September 29, 2018, expense of $99 recorded for the SARs during the three months ended June 30, 2018 was effectively reversed as of September 29, 2018 based on the trading price of the stock on that date. The SARs vested or will vest as to one-half of the SARs on the second anniversary of the date of grant and vested or will vest as to one-fourth of the SARs on each of the third and fourth anniversaries of the date of grant. In the second quarter of 2018, 39 of the outstanding SARs were exercised by a member of the Board and $31 of expense was recognized. Total SARs that remain outstanding as of December 28, 2019 are 154.

The following table presents the share-based compensation expense recognized for fiscal 2019 and fiscal 2018:

	Fiscal Year Ended December 28, 2019		Fiscal Year Ended December 29, 2018
	Gross	Net of Tax	Gross	Net of Tax
Stock Options	$294	$288	$885	$656
SARs	—	—	31	23
RSUs	(883)	(865)	1,106	819

Total stock-based compensation expense	$(589)	$(577)	$2,022	$1,499

The stock-based compensation expense is reflected in selling, general and administrative (“SG&A”) expenses in the accompanying consolidated statements of operations. The Company records actual forfeitures in the period the forfeiture occurs. The income tax benefit recognized related to share-based compensation expense was not material. Other than recording the effect of cancelling the equity awards, the Company recognized share-based compensation expense ratably over the vesting period of each award along with cumulative adjustments for changes in the expected level of attainment for performance-based awards. Stock-based compensation expense associated with stock options and RSUs are non-cash expenses which are recorded to additional paid in capital. Stock-based compensation expense associated with SARs must be cash-settled and are recorded to other accrued liabilities until settled. The liability related to the SARs as of December 28, 2019 and December 29, 2018 was $0.

The total unrecognized share-based compensation expense as of December 28, 2019 and December 29, 2018 were as follows:

	December 28, 2019	December 29, 2018
Stock Options, net of actual forfeitures	$384	$1,090
SAR’s	—	—
RSU’s	464	1,674

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

While a significant majority of revenue and assets are derived from the Company’s U.S. operations, the Company had Canadian revenue of $13,321 and $18,645, for fiscal 2019 and fiscal 2018, and long-term assets of $0 for both December 28, 2019 and December 29, 2018. The majority of the Canadian revenue is reflected in the Distribution segment and all of the Canadian assets are in the Distribution segment.

The following table presents segment information:

	Fiscal Year Ended December 28, 2019	Fiscal Year Ended December 29, 2018
Revenues:
Distribution	$593,900	$629,435
Curriculum	32,173	44,017

Total	$626,073	$673,452

Gross Profit:
Distribution	$191,437	$204,228
Curriculum	16,161	24,287

Total	$207,598	$228,515

Operating income (loss) and income (loss) before taxes:
Operating loss	(21,956)	(18,378)
Interest expense and reorganization items, net	28,633	15,548

Loss before provision for income taxes	$(50,589)	$(33,926)

	December 28, 2019	December 29, 2018
Identifiable assets:
Distribution	$186,589	$227,744
Curriculum	31,680	41,666
Corporate assets (1)	16,473	1,266

Total	$234,742	$270,676

	Fiscal Year Ended December 28, 2019	Fiscal Year Ended December 29, 2018
Depreciation and amortization of intangible assets and development costs:
Distribution	$19,418	$20,783
Curriculum	2,963	2,736

Total	$22,381	$23,519

Expenditures for property, plant and equipment, intangible and other assets and development costs:
Distribution	$10,722	$13,632
Curriculum	2,428	3,318

Total	$13,150	$16,950

(1)	Assets in Corporate include non-allocable cash, restricted cash, capitalized debt issuance costs for our ABL and investment in unconsolidated affiliate.

The following table shows the Company’s revenues by each major product line within its two segments:

	Fiscal Year Ended December 28, 2019	Fiscal Year Ended December 29, 2018
Distribution revenues by product line:
Supplies	$294,496	$308,900
Furniture	205,739	212,728
Instruction & Intervention	53,557	58,620
AV Tech	15,113	15,809
Agendas	22,565	29,695
Freight Revenue	9,290	10,784
Customer Allowances / Discounts	(6,860)	(7,101)

Total Distribution Segment	$593,900	$629,435
Curriculum revenues by product line:
Science	$32,173	$44,017

Total Curriculum Segment	$32,173	$44,017

Total revenues	$626,073	$673,452

NOTE 15—RESTRUCTURING

In fiscal 2019 and fiscal 2018 the restructuring costs associated with severance related to headcount reductions. The following is a reconciliation of accrued restructuring costs and are included in facility exit costs and restructuring in the Consolidated Statements of Operations.

`	Distribution	Curriculum	Corporate	Total
Accrued Restructuring at December 30, 2017	$—	$—	$50	$50

Amounts charged to expense			2,463	2,463
Payments			(1,380)	(1,380)

Accrued Restructuring at December 29, 2018	$—	$—	$1,133	$1,133

Amounts charged to expense			2,681	2,681
Payments			(2,594)	(2,594)

Accrued Restructuring at December 28, 2019	$—	$—	$1,220	$1,220

NOTE 16—COMMITMENTS AND CONTINGENCIES

Various claims and proceedings arising in the normal course of business are pending against the Company. The results of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 17—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents certain unaudited quarterly financial data for fiscal 2019 and fiscal 2018:

	Fiscal 2019
	First	Second	Third	Fourth	Total
Revenues	$95,932	$160,609	$278,512	$91,020	$626,073
Gross profit	32,803	52,679	92,567	29,549	207,598
Operating income (loss)	(20,804)	1,813	22,471	(25,436)	(21,956)
Net income (loss)	(24,975)	(5,856)	17,864	(36,581)	(49,548)
Basic earnings per share of common stock:
Earnings/(loss)	$(3.57)	$(0.84)	$2.54	$(5.22)	$(7.06)

Diluted earnings per share of common stock:
Earnings/(loss)	$(3.57)	$(0.84)	$2.16	$(5.22)	$(7.06)

	Fiscal 2018
	First	Second	Third	Fourth	Total
Revenues	$99,287	$169,272	$290,280	$114,613	$673,452
Gross profit	36,121	58,744	97,504	36,146	228,515
Operating income (loss)	(21,328)	4,765	37,230	(39,045)	(18,378)
Net income (loss)	(18,678)	18	18,556	(38,637)	(38,741)
Basic earnings per share of common stock:
Earnings/(loss)	$(2.67)	$0.00	$2.65	$(5.52)	$(5.53)

Diluted earnings per share of common stock:
Earnings/(loss)	$(2.67)	$0.00	$2.63	$(5.52)	$(5.53)

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

NOTE 18—SUBSEQUENT EVENTS

The outbreak of the novel coronavirus disease (COVID-19) has significantly affected our business beginning with the latter part of March 2020. The ultimate impact of coronavirus is highly uncertain and subject to change. Our business is predominantly focused on serving public and private school districts. However, most states have taken the rare step of closing schools to try to slow the spread of the virus. As of March 23, 2020, forty-seven states have mandated state-wide school closures, and many districts in the remaining three states have independently decided to shutdown. School shutdowns have resulted in our customers’ inability to accept shipments of our products and substantially lower orders. While the Company does not yet know the full effect or length of school closures or the impact to the global economy as a whole, the effects could have a material impact on the Company’s business, results of operations, liquidity, and financial condition, as well as those of the third parties on which we rely.

On January 6, 2020, the Company entered into (1) the Third Lien Security Agreement, by and among the Company, certain of its subsidiaries, and U.S. Bank National Association (the “Third Lien Security Agreement”); and (2) the Third Lien Intercreditor Agreement, by and among the Company, TCW Asset Management Company LLC, Bank of America, N.A., and U.S. Bank National Association (the “Third Lien Intercreditor Agreement”). Pursuant to the Third Lien Security Agreement, the Company and certain of its subsidiaries granted liens on substantially all of their assets to U.S. Bank National Association as the agent for and for the benefit of the holders of the Company’s deferred payment obligations that is “Extended Prepetition Debt” as defined in the Third Lien Security Agreement. The Third Lien Security Agreement is subject to the provisions of the Third Lien Intercreditor Agreement, which confirms the relative priority of the respective security interests in the assets of the Company and certain of its subsidiaries, and provides for the application, in accordance with such priorities, of proceeds of such assets and properties.

On January 22, 2020, and effective as of January 10, 2020, the Company entered into (i) the Sixth Amendment to Loan Agreement and Forbearance Agreement among the Company, as borrower, certain of its subsidiaries, as guarantors, the financial institutions party thereto, as lenders and TCW Asset Management Company LLC, as the agent (the “Term Loan Amendment”), and (ii) the Ninth Amendment to Loan Agreement and Forbearance Agreement among the Company, certain of its subsidiary borrowers, Bank of America, N.A. and Bank of Montreal as lenders, and Bank of America, N.A., as agent for the lenders (the “ABL Amendment”), in order to, among other things: (1) extend the deadline to deliver at least one revised bid and a purchase documentation mark-up from a prospective purchaser providing for an Acceptable Transaction, as defined therein, from January 10, 2020 to January 31, 2020; and (2) extend the deadline to consummate an Acceptable Transaction, as defined therein, and cause full payment of the Obligations (as defined in the Term Loan Amendment), from January 31, 2020 to March 31, 2020.

On April 5, 2020, and effective as of March 13, 2020, the Company entered into (i) the Seventh Amendment to Loan Agreement and Forbearance Agreement among the Company, as borrower, certain of its subsidiaries, as guarantors, the financial institutions party thereto, as lenders and TCW Asset Management Company LLC, as the agent (the “Term Loan Amendment”), and (ii) the Tenth Amendment to Loan Agreement and Forbearance Agreement among the Company, certain of its subsidiary borrowers, Bank of America, N.A. and Bank of Montreal as lenders, and Bank of America, N.A., as agent for the lenders (the “ABL Amendment”), in order to, among other things: (1) extend the outside date of the Forbearance Period (as defined in the Term Loan Agreement) to April 30, 2020; (2) to delay the Scheduled Term Loan Installment Payment (as defined in the Term Loan Amendment) and interest due on March 31, 2020 to June 30, 2020; (3) on or before April 30, 2020, enter into a restructuring support agreement in form and substance satisfactory to Agent and the Required Lenders (each as defined in the Term Loan Agreement), which shall include, among other things, milestones in connection with a potential restructuring or sale transaction of the Company and an agreement among Agent, the Lenders and the Company regarding the terms, scope, and fees to be incurred in connection with the consummation of the transactions contemplated thereunder; and (4) to increase the Borrowing Base under the ABL Facility by adding the Seasonal Formula Amount (as defined in the ABL Amendment) during the fiscal months of February March, April, May and June.

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

Based on this evaluation under the criteria, management concluded that as of December 28, 2019, the Company’s internal control over financial reporting was effective for the purposes set forth in the definition of the Exchange Act.

Changes in Internal Controls

None

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)	Executive Officers. Reference is made to “Information about our Executive Officers” in Part I hereof.

(b)

Directors. The information required by this Item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders, under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

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

(d)	There were no material changes in fiscal 2019 to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors.

Item 11.	Executive Compensation

The information required by this Item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders under the captions “Executive Compensation Discussion and Analysis,” and which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders, under the caption “Security Ownership of Management and Certain Beneficial Owners” is incorporated by reference herein.

The following table sets forth certain information as of December 28, 2019 regarding shares of our Common Stock outstanding and available for issuance under our Plan. Under the Plan, we may grant stock options and other awards from time to time to directors, employees, and consultants of the Company and its subsidiaries.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders (1)	346,034	(2)	$18.57	1,354,426
Equity compensation plans not approved by security holders	—		—	—

1)

Subject to adjustments required under the Plan, the aggregate number of shares of Common Stock that may be issued under the Plan pursuant to the exercise of options, including ISOs and NSOs, the payment of incentive bonuses, the grant of restricted stock, and pursuant to the settlement of RSUs, is 1,750,000 shares of Common Stock. No individual will be eligible to receive during any calendar year (a) options for more than an aggregate of 350,000 shares or (b) more than 175,000 shares of restricted stock and RSUs in the aggregate that are subject to vesting based on qualifying performance criteria. Additionally, School Specialty will issue no more than 1,750,000 shares subject to ISOs under the Plan.

2)

Amount consists of 285,250 options outstanding and 60,874 RSUs outstanding. The weighted-average exercise price in column (b) does not take the awards of RSUs into account. Awards of RSUs will vest in accordance with footnote 13 to the Outstanding Equity Awards at Fiscal Year End table.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders, under the captions “Related Party Transactions” and “Corporate Governance,” which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders, under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements (See Part II, Item 8).

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018

Consolidated Statements of Operations for fiscal 2019 and fiscal 2018

Consolidated Statements of Comprehensive Income (Loss) for fiscal 2019 and fiscal 2018

Consolidated Statements of Stockholders’ Equity for fiscal 2019 and fiscal 2018

Consolidated Statements of Cash Flows for fiscal 2019 and fiscal 2018

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedule (See Exhibit 99.1).

Schedule for Fiscal 2019 and Fiscal 2018: Schedule II – Valuation and Qualifying Accounts.

(a)(3)	Exhibits.

See (b) below

(b)	Exhibits.

See the Exhibit Index, which is incorporated by reference herein

(c)	Financial Statements Excluded from Annual Report to Stockholders.

Not applicable

Item 16.	Form 10-K Summary.

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation of School Specialty, Inc., (complete copy, as Amended through August 15, 2017) as filed on November 8, 2017, incorporated herein by reference to Exhibit 3.1(a) to School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017.

3.2	Amended and Restated Bylaws dated July 9, 2014, incorporated herein by reference to Exhibit 3.1(a) of School Specialty, Inc., Current Report on Form 8-K filed July 15, 2014.

4.1	Warrant to Purchase Common Stock, incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated December 31, 2019.

4.2	Description of Registrant’s Securities.

10.3	Loan Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Bank of America, N.A. as agent, incorporated herein by reference to Exhibit 10.39 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.10*	Amended and Restated Employment Agreement between Joseph M. Yorio and School Specialty, Inc., dated March 23, 2016, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.11*	Amended and Restated Stock Option Agreement between Joseph M. Yorio and School Specialty, Inc., dated March 23, 2016, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.12*	School Specialty, Inc. 2014 Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 of School Specialty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.13*	Form of Executive Stock Option Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 27, 2014.

10.14*	Form of Director Stock Appreciation Right Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 29, 2014.

10.17	First Amendment, Consent and Limited Waiver to Loan Agreement among School Specialty, Inc., and certain of its subsidiaries, Bank of America, N.A., SunTrust Bank and Bank of Montreal, as lenders, and Bank of America, N.A. as agent for the lender, incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 31, 2014.

10.19*	Employment Agreement between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 27, 2014.

10.20*	Stock Option Agreement by and between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 27, 2014.

10.24	Second Amendment to Loan Agreement among the Company, certain of its subsidiaries, Bank of America, N.A. and Bank of Montreal, as lenders, and Bank of America, N.A., as agent for the lenders, incorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2015.

10.26	Loan Agreement, dated as of April 7, 2017, by and between School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties party thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.27	Guarantee and Collateral Agreement, dated as of April 7, 2017, among School Specialty, Inc., the guarantors party thereto, and TCW Asset Management Company, LLC, as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.28	Third Amendment, dated as of April 7, 2017, to the Loan Agreement among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.29	Amended and Restated Guarantee and Collateral Agreement, dated April 7, 2017, amending and restating the Guarantee and Collateral Agreement, dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto and Bank of America, N.A., as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.30*	Form of Restricted Stock Unit Award Agreement under the 2014 Incentive Plan of School Specialty, Inc., incorporated by reference to Exhibit 10.3 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.31*	Form of 2016 Incentive Bonus Agreement under the 2014 Incentive Plan of School Specialty, Inc., incorporated by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2016.

10.33*	Employment Agreement between School Specialty, Inc. and Kevin L. Baehler, dated as of October 12, 2016, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 12, 2016.

10.34*	Form of Executive Restricted Stock Unit Agreement under the School Specialty, Inc. 2014 Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of School Specialty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.35*	Form of Director Restricted Stock Unit Agreement under the School Specialty, Inc 2014 Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of School Specialty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.36*	First Amendment dated as of August 9, 2018 to the Loan Agreement, dated as of April 7, 2017, by and between School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties party thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated by reference to Exhibit 10.1 of School Specialty’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2018.

10.37*	Fourth Amendment, dated as of August 9, 2018, to the Loan Agreement among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated by reference to Exhibit 10.1 of School Specialty’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2018.

10.38*	Second Amendment, dated as of November 7, 2018, to the Loan Agreement, dated as of April 7, 2017, by and among School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated by reference to School Specialty’s Current Report on Form 8-K dated November 7, 2018.

10.39*	Fifth Amendment, dated as of November 7, 2018, to the Loan Agreement dated as of June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated by reference to School Specialty’s Current Report on Form 8-K dated November 7, 2018.

10.40	Third Amendment, dated as of March 13, 2019, to the Loan Agreement, dated as of April 7, 2017, by and among School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 13, 2019.

10.41	Sixth Amendment, dated as of March 13, 2019, to the Loan Agreement dated as of June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated March 13, 2019.

10.42*	Resignation and General Release Agreement, dated February 1, 2019, between the Company and Joseph M. Yorio, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 1, 2019.

10.43*	Engagement Agreement, dated February 1, 2019, between the Company and FTI Consulting, Inc., incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 1, 2019.

10.44	Fourth Amendment, dated as of October 28, 2019, to the Loan Agreement, dated as of April 7, 2017, by and among School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019.

10.45	Seventh Amendment, dated as of October 28, 2019, to the Loan Agreement dated as of June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, and Bank of America, N.A., as agent for the lenders, incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019.

10.46	Fifth Amendment, dated as of November 22, 2019, to the Loan Agreement, dated as of April 7, 2017, by and among School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated December 2, 2019.

10.47	Eighth Amendment, dated as of November 22, 2019, to the Loan Agreement dated as of June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated December 2, 2019.

10.48	First Amendment to Guarantee and Collateral Agreement, dated as of November 22, 2019, by and among School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, and TCW Asset Management Company, LLC, as agent, incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated December 2, 2019.

10.49	First Amendment to Amended and Restated Guarantee and Collateral Agreement, dated as of November 22, 2019, by and among School Specialty, Inc. as a borrower, certain of its subsidiaries, as borrowers and guarantors, and Bank of America, N.A., as agent, incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated December 2, 2019.

10.50	Third Lien Security Agreement, dated January 6, 2020, by and among School Specialty, Inc., certain of its subsidiaries, and U.S. Bank National Association, as agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 6, 2020.

10.51	Third Lien Intercreditor Agreement, dated January 6, 2020, by and among School Specialty, Inc., TCW Asset Management Company LLC, Bank of America, N.A., and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated January 6, 2020.

10.52	Sixth Amendment to Loan Agreement and Forbearance Agreement, dated as of January 10, 2020, among the Company, as borrower, certain of its subsidiaries, as guarantors, the financial institutions party thereto, as lenders and TCW Asset Management Company LLC, as the agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 22, 2020.

10.53	Ninth Amendment to Loan Agreement and Forbearance Agreement, dated as of January 10, 2020, among the Company, certain of its subsidiary borrowers, Bank of America, N.A. and Bank of Montreal as lenders, and Bank of America, N.A., as agent for the lenders, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated January 22, 2020.

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

21.1	Subsidiaries of School Specialty, Inc.

31.1	Rule13a-14(a)/15d-14(a) Certification, by Chief Executive Officer.

31.2	Rule13a-14(a)/15d-14(a) Certification, by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

99.1	Schedule II - Valuation and Qualifying Accounts.

Exhibit Number	Document Description

101	The following materials from School Specialty, Inc.’s Annual Report on Form 10-K for the year ended December 28, 2019 are filed herewith, formatted in XBRL (Extensive Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 6, 2020.

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

Name	Title	Date
/s/ Michael Buenzow	Interim Chief Executive Officer	April 6, 2020
Michael Buenzow	(Principal Executive Officer)

/s/ Kevin L. Baehler	Executive Vice President and Chief Financial Officer	April 6, 2020
Kevin L. Baehler	(Principal Financial and Accounting Officer)

/s/ Gus D. Halas	Chairman of the Board	April 6, 2020
Gus D. Halas

/s/ Justin Lu	Director	April 6, 2020
Justin Lu

/s/ Justin Jacobs	Director	April 6, 2020
Justin Jacobs

/s/ Andrew E. Schultz	Director	April 6, 2020
Andrew Schultz

/s/ Eric Yanagi	Director	April 6, 2020
Eric Yanagi