Form 10-K/A
period 2019-12-28
SCHOOL SPECIALTY INC
filed 2020-05-19
CIK 1055454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from _______ to ______

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

Yes   ☑    No  ☐*

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☑    No  ☐*

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

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☑    Emerging growth company  ☐

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

INCORPORATION BY REFERENCE

None.

*	The Company’s obligation to file was suspended effective May 8, 2020. This amendment is being made in connection with a report filed prior to such date.

EXPLANATORY NOTE

On April 7, 2020, School Specialty, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the “Report”). The Company is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend and restate in its entirety Part III, Items 10 through 14 of the Report to include information previously omitted in reliance on General Instruction G(3) to Form 10-K (the “Part III Information”) because the Company will not file a definitive proxy statement within 120 days after the end of its fiscal year.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as set forth in Part III below, the additions and updates to exhibit list in the Index to Exhibits (incorporated into Part IV – Item 15(a)(3) by reference), and changes to the cover page of the Report, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Report. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Report. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Report was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Report and our other filings with the Securities and Exchange Commission (the “SEC”).

Unless the context requires otherwise, all references to “School Specialty,” “SSI,” the “Company,” “we” or “our” refer to School Specialty, Inc. and its subsidiaries.

RELIANCE ON SEC ORDER

The Company is filing its Form 10-K/A pursuant to the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of the Part III Information due to circumstances related to the coronavirus disease 2019 (“COVID-19”). The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world, as more fully disclosed in its Current Reports on Form 8-K dated March 27, 2020 and April 24, 2020.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Executive Officers. Reference is made to “Information about our Executive Officers” in Part I of the Report.

(b)	Directors.

School Specialty’s Board currently consists of five members.

Name and Age of Director
Gus D. Halas Age 69

Mr. Halas is the Company’s Chairman of the Board and has been a director of the Company since July 2015. From 2011 to 2013, Mr. Halas served as the President and Chief Executive Officer of Central Garden & Pet Company. From 2009 to 2015, Mr. Halas served as a senior advisor to White Deer Energy, a private equity firm that targets investments in oil and gas exploration and production, oilfield service and equipment manufacturing and the midstream sectors of the energy business. Mr. Halas is currently Chairman of the board of directors for Axon Pressure Products, Inc., an independent manufacturer and service provider of pressure control equipment, a director of Triangle Petroleum Corporation, an independent energy holding company, OptimizeRx Corporation, a technology solutions company targeting the healthcare industry, and Madalena Energy Inc., a Canadian-based oil and gas company. Mr. Halas holds a BS in Physics and Economics from Virginia Tech.

Mr. Halas’ expertise in distribution, track record of growing companies and building value, independent insight and industry relationships make him a valuable member of the Board of Directors.

Justin C. Jacobs Age 45

Mr. Jacobs has been a director of the Company since March 2019. He is a Management Committee Director of Mill Road Capital Management LLC, an investment firm focused on investments in small, publicly traded companies, where he has worked since 2005. Mr. Jacobs is a member of the Board of Directors of Rubio’s Restaurants, Inc., Lignetics, Inc. and Mother’s Market & Kitchen. He was formerly a member of the Board of Directors of Ecology and Environment, Inc. (former ticker “EEI”), Galaxy Nutritional Foods Inc. (former ticker “GXYF”), National Technical Systems, Inc. (former ticker “NTSC”), and PRT Growing Services Ltd. From 1999 to 2004, he worked at LiveWire Capital, an investment and management group focused on control, operationally-intensive buyouts of small companies where he led investments and held various operational positions in numerous portfolio companies. Mr. Jacobs was an investment professional in the private equity group of The Blackstone Group from 1996 to 1999. Mr. Jacobs holds a B.S. from the McIntire School of Commerce at the University of Virginia.

Mr. Jacobs’ experience in operating roles, principal investing, public and private boards of directors, and various capital markets provide valuable experience and perspective to the Board of Directors.

Justin Lu Age 49

Mr. Lu has been a director of the Company since June 2013. Mr. Lu is president of LevFin Advisors, LLC, a privately held consulting firm specializing in strategic planning, financial analysis and improvement, turnaround management, mergers and acquisitions and restructurings. Mr. Lu was partner at Zazove Associates (“Zazove”), an investment advisory firm focused on convertible securities, where he was employed from 2002 through 2018, investing primarily in high yield convertible portfolios. Prior to joining Zazove, Mr. Lu worked at Merrill Lynch from 1998 to 2001 as an associate in the leveraged finance and technology investment banking groups. Mr. Lu received his B.A. in economics and mathematics from Dartmouth College and his J.D./M.B.A. from Columbia University. Mr. Lu is a CFA charterholder.

Mr. Lu’s experience at sophisticated financial institutions with leveraged finance and other complex transactions make him a valuable member of the Board of Directors.

Andrew E. Schultz Age 65

Mr. Schultz has been a director of the Company since July 2015. Mr. Schultz has been a member of Holding Capital Group, a private equity firm focusing on middle market companies, since 1999. From 1992 to 1999, Mr. Schultz served as Vice President and General Counsel of Greenwich Hospital. Mr. Schultz currently serves on the board of directors and as chairman of Legacy Cabinets, Inc., a leading manufacturer of semi-custom kitchen cabinets. He is also chairman of the board of directors of Physician’s Weekly, LLC, a point-of-care medical news and information source for healthcare professionals supported by pharma, serves on the board of Sierra Hamilton, LLC, provider of drilling-related engineering and consulting services to oil and gas exploration and production, serves on the board of Vanguard Natural Resources, Inc., an exploration and production company engaged in the production and development of oil and natural gas properties in the United States, serves on the board of Algoma Steel, Inc., a fully integrated steel producer in Sault Ste. Marie, Ontario, and serves on the board of managers of Mori Lee, LLC, a U.S.-based designer of wedding, prom and special occasion dresses. Previously, Mr. Schultz served on the boards of directors of Western Kentucky Coal Resources, LLC, formed post-restructuring with Murray Energy Corporation and the secured noteholders of Armstrong Energy, Inc., Niagara LaSalle Steel, Inc., an independent manufacturer of cold bar steel, Bankruptcy Management Solutions, Inc., a technology company providing an end-to-end platform for the bankruptcy industry, and Source Interlink Companies, Inc. (now known as TEN: The Enthusiast Network), a magazine publishing and logistics company. He also previously served as chairman of the board of directors of PSI, LLC, a provider of testing and evaluation services. Mr. Schultz holds a B.A. in Economics and Geography from Clark University and a J.D. from Fordham University School of Law.

Mr. Schultz’s expertise in distribution and manufacturing, track record of growing companies and building value, independent insight and industry relationships make him a valuable member of the Board of Directors.

Eric Yanagi Age 38

Mr. Yanagi has been a director since September 2019. He is a Management Committee Director of Mill Road Capital Management LLC, an investment firm focused on investments in small, publicly traded companies, where he has worked since 2008. From 2006 to 2008, Mr. Yanagi was an investment professional at Nautic Partners, a middle-market private equity firm focused on business services, healthcare, manufacturing and media & communications. Prior to Nautic Partners, he was an investment banker in the Mergers & Acquisitions Group at Credit Suisse. Mr. Yanagi received an A.B. in Economics from Princeton University and an M.B.A. from the Haas School of Business at the University of California, Berkeley.

Mr. Yanagi’s experience in operating roles, principal investing, public and private boards of directors, and various capital markets provide valuable experience and perspective to the Board of Directors.

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

(d)	There were no material changes in fiscal 2019 to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors.

Item 11. Executive Compensation

This section provides compensation information about the following individuals:

•	Michael Buenzow – Interim Chief Executive Officer

•	Ryan M. Bohr – Executive Vice President and Chief Operating Officer

•	Kevin L. Baehler – Executive Vice President and Chief Financial Officer

•	Joseph M. Yorio – former President and Chief Executive Officer

In the discussion below, we refer to this group of executives as the “named executive officers” or “NEOs,” which includes the executive officers for whom disclosure is required under the applicable rules of the SEC. As a smaller reporting company, we are not required to provide a “Compensation Discussion and Analysis” under Item 402 of Regulation S-K.

Summary Compensation Information. The following table sets forth the compensation earned by our Named Executive Officers:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Stock Awards ($ ) (2)	All Other Compensation ($) (3)	Total Compensation($)
Michael Buenzow	2019	$—	$—	$1,761,045	$1,761,045
Interim Chief
Executive Officer
Ryan M. Bohr	2019	$435,000	$135,892	$10,641	$581,533
Executive Vice President and	2018	$403,000	$474,519	$13,957	$891,476
Chief Operating Officer
Kevin L. Baehler	2019	$300,000	$55,966	$—	$355,966
Executive Vice President and	2018	$282,500	$195,428	$—	$477,928
Chief Financial Officer
Joseph M. Yorio	2019	$89,923	$—	$546,514	$636,437
Former President and Chief	2018	$652,000	$949,058	$35,310	$1,636,368
Executive Officer

(1)

Base salary amounts reflect fifty-two weeks of salary for fiscal 2019 and fiscal 2018 for the Named Executive Officers who were employed by the Company during that entire fiscal year. Mr. Yorio’s base salary for fiscal 2019 reflects base salary paid through February 1, 2019. Mr. Buenzow’s salary reflects the compensation the Company paid to FTI for Mr. Buenzow’s services, which were paid at a rate of $160,000 per month.

(2)

These amounts reflect the grant date fair value of the RSU awards granted during fiscal 2018 and fiscal 2019, computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)

Includes a payment of $10,641 paid to Mr. Bohr for commuting expense reimbursement and tax gross-up; and payments of $529,712 and $16,803 paid to Mr. Yorio for severance and accrued vacation, respectively. Includes, for Mr. Buenzow, pursuant to the Engagement Agreement, payments of $1,045 to FTI to reimburse for reasonable expenses incurred on the Company’s behalf.

Agreements with Named Executive Officers

The Company is or was party to engagement related or employment related agreements with each of FTI and Messrs. Bohr, Baehler, and Yorio. Material terms of these arrangements are described below.

FTI Agreement. In connection Mr. Buenzow’s appointment as Interim Chief Executive Officer, the Company entered into the Engagement Agreement with FTI. Pursuant to the Engagement Agreement, the Company has agreed to compensate FTI for Mr. Buenzow’s services at a rate of $160,000 per month. The Engagement Agreement also includes an additional incentive fee based upon the Company’s adjusted EBITDA performance. In addition, the Company has agreed to reimburse FTI for reasonable expenses incurred on the Company’s behalf.

The Engagement Agreement with FTI provides that the Company will pay FTI an incentive fee based upon the Company’s adjusted EBITDA performance in certain circumstances. The Company agreed to pay an incentive fee as follows:

Adjusted EBITDA Level	Incentive Performance Fee
$50,000,000 to $52,000,000	0.50%
$52,000,001 to $57,000,000	0.75%
$57,000,001 to $62,000,000	1.25%
$62,000,001 to $65,000,000	1.50%
> $65,000,000	1.75%

Bohr Agreement. The Company entered into an employment agreement with Mr. Bohr on October 27, 2014, which provides that Mr. Bohr will serve as Executive Vice President and Chief Financial Officer of the Company. Effective June 8, 2017, Mr. Bohr was appointed as Executive Vice President and Chief Operating Officer. His compensation did not change in connection with the foregoing. The terms of Mr. Bohr’s employment under the employment agreement include:

•	An annual base salary of $330,000. During fiscal 2018, Mr. Bohr’s annual base salary was increased to $435,000.

•

Eligibility for participation in the Company’s annual incentive bonus plans offered by the Company to its senior executives from time to time. Mr. Bohr’s annual target cash bonus opportunity is equal to a minimum of 60% of his base salary, and is subject to annual review by the Board or compensation committee. For fiscal 2018, this amount was set at 75%. This was the same for fiscal 2019.

•	Rights and obligations of the Company and Mr. Bohr upon a voluntary or involuntary termination of Mr. Bohr’s employment, as specified in the employment agreement.

•	Obligations of Mr. Bohr to comply with confidentiality, non-competition and non-solicitation restrictions during the term of his employment and for a specified period of time thereafter.

Baehler Agreement. The Company entered into an employment agreement with Mr. Baehler on October 12, 2016, which provides that Mr. Baehler will continue to serve as the Company’s Senior Vice President and Chief Accounting Officer. Effective June 8, 2017, Mr. Baehler was appointed as Senior Vice President and Chief Financial Officer. Effective August 7, 2017, Mr. Baehler’s Senior Vice President title changed to Executive Vice President. His compensation did not change in connection with the foregoing. The terms of Mr. Baehler’s employment under the employment agreement include:

•	An annual base salary of $250,000. During fiscal 2018, Mr. Baehler’s salary was increased to $300,000.

•

Eligibility for participation in the Company’s annual incentive bonus plans offered by the Company to its senior executives from time to time, with an annual target cash bonus opportunity equal to 50% of his base salary, prorated for partial years of service, and subject to annual review by the Board or compensation committee. For fiscal 2018, this amount was set at 75%. This was the same for fiscal 2019.

•	Rights and obligations of the Company and Mr. Baehler upon a voluntary or involuntary termination of his employment, as specified in the employment agreement.

•	Obligations of Mr. Baehler to comply with confidentiality, non-competition and non-solicitation restrictions during the term of his employment and for a specified period of time thereafter.

Yorio Agreement. The Company entered into an amended and restated employment agreement with Mr. Yorio on March 23, 2016, which provided that Mr. Yorio would serve as President and Chief Executive Officer of the Company until December 29, 2018, which period was automatically extended on December 29, 2018. The terms of Mr. Yorio’s employment under the employment agreement included:

•

An annual base salary of $600,000, which was subject to review annually and could have been increased at any time and from time to time by the Board or the compensation committee of the Board. During fiscal 2018, Mr. Yorio’s annual base salary was increased to $668,000.

•

Eligibility for participation in the Company’s annual incentive bonus plans offered by the Company to its senior executives from time to time. Mr. Yorio’s annual target cash bonus opportunity was equal to a minimum of 115% of his base salary, and was subject to annual review by the Board or compensation committee. For fiscal 2018, this amount was set at 125%.

•	Rights and obligations of the Company and Mr. Yorio upon a voluntary or involuntary termination of Mr. Yorio’s employment, as specified in the employment agreement.

•	Obligations of Mr. Yorio to comply with confidentiality, non-competition and non-solicitation restrictions during the term of his employment and for a specified period of time thereafter.

On February 1, 2019, Mr. Yorio resigned as President and Chief Executive Officer and a member of the Board of the Company. In connection with Mr. Yorio’s resignation, the Company and Mr. Yorio entered into the Separation Agreement, under which the Company agreed, in consideration of Mr. Yorio’s execution of a general release of claims in the Company’s favor, to provide Mr. Yorio with certain severance payments, benefits and COBRA continuation payments as set forth in Section 3.2(c) of Mr. Yorio’s employment agreement with the Company, as though his employment had been terminated without cause.

Incentive Compensation

The Board of Directors approved a management incentive plan under the terms of our 2014 Incentive Plan for fiscal 2019 (the “2019 Plan”), which provided an annual cash incentive to participants based on Adjusted EBITDA for fiscal 2019. Each of the Company’s executive officers was eligible to participate in the 2019 Plan, except for Mr. Buenzow. Potential payouts under the 2019 Plan were equal to a percentage of each participant’s base salary based on achievement of threshold, target and maximum Adjusted EBITDA amounts of $42.0 million, $46.0 million, and $52.9 million, respectively, established by the Board of Directors. In addition, any payment under the 2019 Plan up to target was subject to the minimum attainment of free cash flow of $25.0 million and any payment in excess of target was subject to minimum attainment of free cash flow of $27.8 million, as established by the Board of Directors. For fiscal 2019, we did not achieve free cash flow or Adjusted EBITDA at these levels. Accordingly, we did not pay a cash incentive to our Named Executive Officers with respect to fiscal 2019.

The 2014 Incentive Plan also permits the grant of equity incentives to participants. The Company does not intend to make any further issuances under the 2014 Incentive Plan, and accordingly, the Company has filed post-effective amendments to its Registration Statements on Form S-8 related to the 2014 Incentive Plan to deregister all shares that were registered and which remain unissued related to the 2014 Incentive Plan.

Outstanding Equity Awards

Outstanding Equity Awards. The following table provides information regarding options and RSUs held at fiscal year-end by the Named Executive Officers:

Outstanding Equity Awards at December 28, 2019

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested($)
Michael Buenzow	—	—		—	—	—		—
Ryan M. Bohr	80,500	—		$18.57	10/27/2024	16,323	(2)	$8,162
	12,250	12,250	(1)	$18.57	3/11/2027	24,485	(4)	$12,243
Kevin L. Baehler	19,019	—		$18.57	5/22/2024
	15,981	—		$18.57	9/25/2024	6,723	(2)	$3,362
	3,500	3,500	(1)	$18.57	3/11/2027	10,084	(4)	$5,042
Joseph M. Yorio (3)	—	—		—	—	—		—

(1)

This option vested as to one-half of the shares subject to the option on March 13, 2019 and as to one-fourth of the shares subject to the option on March 13, 2020, and vests as to one-fourth of the shares subject to the option on March 13, 2021.

(2)	These awards of RSUs vested as to one-third of the shares subject to the RSU on each of March 15, 2019 and March 15, 2020, and vest as to one-third of the shares subject to the RSU on March 15, 2021.
(3)

Mr. Yorio’s unvested options were forfeited immediately upon the end of his employment on February 1, 2019, and his vested options were forfeited to the extent not exercised on or prior to May 2, 2019. Mr. Yorio’s award of RSUs was forfeited immediately upon the end of his employment.

(4)	These awards of RSUs vest as to one-third of the shares subject to the RSU on each of March 15, 2020, March 15, 2021 and March 15, 2022.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Potential Payments upon Termination without Cause or for Good Reason or Non-Renewal by the Company

Under the employment agreements in effect on December 28, 2019 for Messrs. Bohr and Baehler, upon termination of his employment without cause or for good reason (as defined in his employment agreement), the executive shall have the right to receive (i) payment of any unpaid base salary, (ii) payment of any accrued but unpaid time-off, consistent with the Company’s policy related to carryovers of unused time, (iii) payment of all vested benefits under any benefit plans in accordance with the terms of such plans, (iv) reimbursement of expenses (we refer to (i)-(iv) as the “Accrued Obligations”), and (v) severance payments consisting of 12 months of base salary continuation (contingent upon the execution and delivery of a release of all employment-related claims, and expiration of the statutory rescission period for such release), a pro-rated annual incentive bonus payment for the fiscal year in which termination occurs based on actual performance-based bonus attainments for such fiscal year in a lump sum, and to the extent it does not result in a tax or penalty on the Company, reimbursement for that portion of the premiums paid by the executive to obtain COBRA continuation health coverage. Had the employment of Mr. Bohr or Mr. Baehler been terminated without cause or for good reason on the last business day of fiscal 2019, they would have been entitled to a severance payment of $435,000 and $300,000, respectively, paid in accordance with the schedule above, in addition to the Accrued Obligations.

Under the Engagement Agreement with Mr. Buenzow, the Company may terminate the engagement at any time and for any reason, but must reimburse FTI for out-of-pocket expenses incurred in connection with commitments made by FTI prior to the termination date with respect to advance travel arrangements reasonably incurred, to the extent FTI is unable to obtain refunds of such expenses. Unless FTI is in material default of the Engagement Agreement, termination shall not affect FTI’s entitlement to the incentive performance fee.

Potential Payments upon Termination for Cause

Upon termination for cause, each of the executives is entitled to receive the Accrued Obligations.

Potential Payments upon Retirement, Death or Disability

Under the employment agreement in effect on December 28, 2019 for Messrs. Bohr and Baehler, upon termination of his employment by death or disability (as defined in his employment agreement), the executive shall have the right to receive the Accrued Obligations, and provided that the executive or a representative of his estate executes and delivers an irrevocable release of all employment-related claims against the Company, a pro-rated annual incentive bonus payment for the fiscal year in which termination occurs based on actual performance-based bonus attainments for such fiscal year in a lump sum. The executives are not eligible for any additional benefits upon retirement. Had the executive’s employment been terminated for any of these reasons on the last business day of fiscal 2019, they would have been entitled to a payment of $0 and $0, respectively, in addition to the Accrued Obligations.

Potential Payments upon Termination by the Executive, Expiration or Non-Renewal by the Executive

Under the employment agreement in effect on December 28, 2019 for Messrs. Bohr and Baehler, upon termination of his employment by him, he shall have the right to receive the Accrued Obligations.

Potential Payments upon a Change in Control

Pursuant to our Restricted Stock Unit Agreements for Messrs. Bohr and Baehler, RSUs will continue to be subject to the above time-based vesting provisions following a Change in Control. However, all RSUs will become fully vested upon a Participant’s involuntary termination of employment without Cause or a voluntary termination of the Participant’s employment for Good Reason within twelve months following a Change in Control. In either event, Messrs. Bohr and Baehler would have been entitled to RSUs with a value of $20,404 and $8,404, respectively, which would have vested based on a price of $0.50 per share as of fiscal 2019 year end.

Our employment agreements in effect on December 28, 2019 with Messrs. Bohr and Baehler do not provide for any rights upon a change in control. Pursuant to our stock option agreements in effect for Messrs. Bohr and Baehler, any unvested portion of their stock options will vest upon a change in control. Had a change of control occurred on the last business day of fiscal 2019 at the closing price of our common stock on that date, the Named Executive Officers would not have realized any value for their options.

Payments to Mr. Yorio upon Resignation

On February 1, 2019, Mr. Yorio resigned as President and Chief Executive Officer and a member of the Board of the Company. In connection with Mr. Yorio’s resignation, the Company and Mr. Yorio entered into the Separation Agreement, under which the Company agreed, in consideration of Mr. Yorio’s execution of a general release of claims in the Company’s favor, to provide Mr. Yorio with severance payments of $529,712, certain benefits including $16,803 for accrued vacation and COBRA continuation payments as set forth in Section 3.2(c) of Mr. Yorio’s employment agreement with the Company, as though his employment had been terminated without cause.

NON-EMPLOYEE DIRECTOR COMPENSATION

In fiscal 2019, non-employee directors received the following compensation:

Name	Fees Earned — Paid in Cash ($)(1)	Stock Awards ($) (2)	Total ($)
Justin Lu	$87,500	$21,479	$108,979
Justin Jacobs (3)	$63,052	$21,479	$84,530
Gus D. Halas	$125,000	$21,479	$146,479
Andrew E. Schultz	$90,000	$21,479	$111,479
Eric Yanagi (4)	$20,245	$7,740	$27,985
Scott P. Scharfman (5)	$63,168	$21,479	$84,647

(1)

Starting on June 18, 2018, each non-employee member of the Board of Directors received an annual cash retainer equal to $75,000, and the Chairman of the Board of Directors, the Chairman of the Audit Committee, the Chairman of the Compensation Committee and the Chairman of the Governance/Nominating Committee received an additional annual cash retainer equal to $50,000, $15,000, $12,500 and $12,500, respectively. Each of these retainers will continue to be paid in four equal quarterly installments.

(2)	Amount represents the aggregate grant date fair value of RSUs granted in fiscal 2019.
(3)	Mr. Jacobs was appointed as a director on March 15, 2019.
(4)	Mr. Yanagi was appointed as a director on September 24, 2019.
(5)	Mr. Scharfman resigned as a director on September 20, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as of the March 25, 2020 (unless otherwise specified) regarding the beneficial ownership of shares of Common Stock by each of our directors, the executive officers named in the summary compensation table (the “Named Executive Officers”), all of our directors, and executive officers as a group and each person believed by us to be a beneficial owner of more than 5% of the outstanding Common Stock. Except as otherwise indicated, the business address of each of the following is W6316 Design Drive, Greenville, Wisconsin 54942.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Outstanding Shares (1)
Gus D. Halas	3,870		*
Justin C. Jacobs	2,426,511	(3)	34.5%
Justin Lu	3,870		*
Andrew E. Schultz	3,870		*
Eric Yanagi	2,423,516	(3)	34.5%
Michael Buenzow	—		—
Kevin L. Baehler	48,619	(5)	*
Ryan M. Bohr	119,889	(5)	*
Joseph M. Yorio	10,000	(4)	*
All executive officers and directors as a group (9 persons)	2,616,629	(5)	36.5%
Mill Road Capital II, L.P.(2) Mill Road Capital II GP Thomas E. Lynch 382 Greenwich Avenue Suite One Greenwich, CT 02210	2,423,516		34.5%
Zazove Associates, LLC (6) Zazove Associates, Inc. Gene T. Pretti 1001 Tahoe Blvd. Incline Village, NV 89451	794,922		11.3%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares (1)
Saybrook Corporate Opportunity Fund II, L.P. (7) SCOF II Side Pocket Fund, L.P. COF II Bonds Acquisition, LLC Jonathan Rosenthal Kenneth Slutsky 11400 W. Olympic Blvd., Suite 1400 Los Angeles, CA 90064	444,269	6.4%
Virginia Retirement System (8) 1200 East Main Street Richmond, VA 23219	396,032	5.6%
Anson Funds Management LP (9) Anson Management GP LLC Bruce R. Winson 5950 Berkshire Lane, Suite 210 Dallas, Texas 75225 Anson Advisors Inc. Amin Nathoo Moez Kassam 155 University Ave, Suite 207 Toronto, ON M5H 3B7	563,441	8.0%
The TCW Group, Inc., (10) on behalf of the TCW Business Unit 865 South Figueroa Street
Los Angeles, CA 90017	1,559,674	18.2%

*	Less than 1% of the outstanding Common Stock.
(1)	Based on 7,025,219 shares of Common Stock outstanding as of March 25, 2020.
(2)

Based on Amendment No. 2 to Schedule 13D filed with the SEC on June 21, 2018, Mill Road Capital II, L.P. (the “Fund”) had sole voting and sole dispositive power over 2,423,516 shares of Common Stock. The 2,423,516 shares reported are directly held by the Fund. Mill Road Capital II GP (the “GP”) is the sole general partner of the Fund and has sole authority to vote (or direct the vote of), and to dispose (or direct the disposal) of, the 2,423,516 shares on behalf of the Fund.

(3)

The shares include 2,423,516 shares directly held by the Fund. Mr. Jacobs and Mr. Yanagi are management committee directors of the GP, which is the sole general partner of the Fund and has sole authority to vote (or direct the vote of), and to dispose (or direct the disposal) of, these shares on behalf of the Fund. Mr. Jacobs and Mr. Yanagi disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein, if any.

(4)	This information is as of February 1, 2019 for Mr. Yorio, the date on which his employment ended.
(5)

Includes the following number of shares of Common Stock that may be acquired within 60 days of March 25, 2020, which consists solely of stock options: Mr. Bohr – 98,875 shares; Mr. Baehler – 40,250 shares; and all executive officers and directors as a group – 139,125.

(6)

Based on Amendment No. 5 to Schedule 13D filed with the SEC on January 6, 2020, the parties beneficially owned and had sole voting and dispositive power over 794,922 shares of Common Stock. According to the filing, the shares of Common Stock covered by the report are held in accounts over which Zazove Associates, LLC has discretionary authority. Zazove Associates, Inc. is the managing member of Zazove Associates, LLC, and Mr. Pretti is a control person of Zazove Associates, Inc. and CEO and senior portfolio manager of Zazove Associates, LLC.

(7)	Based on Amendment No. 2 to Schedule 13G filed with the SEC on February 14, 2019, the parties had shared voting and dispositive power over 444,269 shares of Common Stock.
(8)	Based on Amendment No. 2 to Schedule 13G filed with the SEC on February 13, 2018, the party beneficially owned and had sole voting and dispositive power over 396,032 shares of Common Stock.
(9)

Based on Amendment No. 7 to Schedule 13G filed with the SEC on February 14, 2020, the parties had shared voting and dispositive power over 563,441 shares of Common Stock. Anson Funds Management LP, a Texas limited partnership (“Anson”), and Anson Advisors Inc., an Ontario, Canada corporation (“Anson Advisors”), serve as co-investment advisors to private funds that hold the shares of Common Stock. As the general partner of Anson, Anson Management GP LLC, a Texas limited liability company (“Anson GP”), may direct the vote and disposition of the 563,441 shares of Common Stock held by the funds. As the principal of Anson and Anson GP, Mr. Winson may direct the vote and disposition of the 563,441 shares of Common Stock held by the funds. As directors of Anson Advisors, Mr. Kassam and Mr. Nathoo may each direct the vote and disposition of the 563,441 shares of Common Stock held by the funds.

(10)

Based on Scheduled 13D filed with the SEC on May 1, 2020, the parties had shared voting and dispositive power over 1,559,674 shares of Common Stock. The Schedule 13D was filed by The TCW Group, Inc., on behalf of itself and its direct and indirect subsidiaries, which collectively constitute The TCW Group, Inc. business unit.

The following table sets forth certain information as of December 28, 2019 regarding shares of our Common Stock outstanding and available for issuance under our 2014 Incentive Plan. Under the 2014 Incentive Plan, we may grant stock options and other awards from time to time to directors, employees, and consultants of the Company and its subsidiaries. However, the Company does not intend to make any further issuances under the 2014 Incentive Plan, and accordingly, the Company has filed post-effective amendments to its Registration Statements on Form S-8 related to the 2014 Incentive Plan to deregister all shares that were registered and which remain unissued related to the 2014 Incentive Plan.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders (1).	346,034	(2)	$18.57	1,354,426
Equity compensation plans not approved by security holders	—		—	—

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

2)

Amount consists of 285,250 options outstanding and 60,784 RSUs outstanding. The weighted-average exercise price in column (b) does not take the awards of RSUs into account. Awards of RSUs will vest in accordance with footnote 13 to the Outstanding Equity Awards at Fiscal Year End table.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

The Board of Directors, or the Audit Committee if requested by the Board of Directors, reviews and approves all related party transactions with directors, executive officers, persons that are beneficial owners of more than 5% of the Common Stock (“5% Holders”), members of their family and persons or entities affiliated with any of them. While the Amended and Restated Certificate of Incorporation and Bylaws do not provide specific procedures as to the review of related party transactions, the Board requires management to present to the Board the details of any such transactions. Any such related party transactions would be reviewed and evaluated by the Board members based on the specific facts and circumstances of each transaction.

In connection Mr. Buenzow’s appointment as Interim Chief Executive Officer, the Company entered into a letter agreement (the “Engagement Agreement”) with FTI. Pursuant to the Engagement Agreement, the Company has agreed to compensate FTI on an hourly basis for Mr. Buenzow’s services at a rate of approximately $160,000 per month. The Engagement Agreement also includes an additional incentive fee based upon the Company’s adjusted

EBITDA performance. In addition, the Company has agreed to reimburse FTI for reasonable expenses incurred on the Company’s behalf. The Company paid FTI $1,761,045 pursuant to the Engagement Agreement for the Interim CEO in fiscal 2019 and approximately $631,707 in year-to-date fiscal 2020. The Company also paid FTI $1,083,866 for services related to financial analysis related to the debt restructuring and investor communication services in fiscal 2019, and approximately $303,717 in year-to-date fiscal 2020.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Grant Thornton. The following table presents fees for audit services rendered by Grant Thornton for the audit of the Company’s annual consolidated financial statements for fiscal 2018 and fiscal 2019 and fees billed by Grant Thornton for other services rendered:

Type of Fees	Fiscal 2018	Fiscal 2019
Audit Fees	$596,740	$540,360
Audit-Related Fees	—	—
Tax Fees	59,765	59,590
All Other Fees	—	—

Total	$656,505	$599,950

In the above table, “audit fees” are fees the Company paid Grant Thornton for professional services for the audit of the Company’s consolidated financial statements included in its annual report on Form 10-K and the review of financial statements included in its quarterly reports on Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. “Audit-related fees” are fees billed by Grant Thornton for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. “Tax fees” are fees for tax compliance, tax advice and tax planning.

The Audit Committee pre-approves all audit and non-audit work, including tax compliance and tax consulting, performed by Grant Thornton.

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

PART IV

Item 15. Exhibits.

(a)	Documents filed as part of this report:

3. Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 2020.

SCHOOL SPECIALTY, INC.

By:	/s/ Michael Buenzow
Michael Buenzow
Interim Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Michael Buenzow Michael Buenzow	Interim Chief Executive Officer (Principal Executive Officer)	May 19, 2020

/s/ Kevin L. Baehler Kevin L. Baehler	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 19, 2020

Directors: Gus D. Halas, Justin Lu, Justin Jacobs, Andrew E. Schultz, and Eric Yanagi.

By:	/s/ Kevin L. Baehler
Kevin L. Baehler
As Attorney-In-Fact*

*	Pursuant to the powers of attorney granted on the signature page to the Annual Report on Form 10-K for the year end December 28, 2019.

INDEX TO EXHIBITS

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation of School Specialty, Inc., (complete copy, as Amended through August 15, 2017) as filed on November 8, 2017, incorporated herein by reference to Exhibit 3.1(a) to School Specialty, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017.

3.2	Amended and Restated Bylaws dated July 9, 2014, incorporated herein by reference to Exhibit 3.1(a) of School Specialty, Inc., Current Report on Form 8-K filed July 15, 2014.

4.1	Warrant to Purchase Common Stock, incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated December 31, 2019.

4.2	Description of Registrant’s Securities, incorporated herein by reference to Exhibit 4.2 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended December 28, 2019.

10.3	Loan Agreement, dated June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, certain lenders party thereto, and Bank of America, N.A. as agent, incorporated herein by reference to Exhibit 10.39 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 27, 2013.

10.10*	Amended and Restated Employment Agreement between Joseph M. Yorio and School Specialty, Inc., dated March 23, 2016, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.11*	Amended and Restated Stock Option Agreement between Joseph M. Yorio and School Specialty, Inc., dated March 23, 2016, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.12*	School Specialty, Inc. 2014 Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 of School Specialty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.13*	Form of Executive Stock Option Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 27, 2014.

10.14*	Form of Director Stock Appreciation Right Agreement, incorporated by reference to Exhibit 10.1 of School Specialty’s Current Report on Form 8-K dated May 29, 2014.

10.17	First Amendment, Consent and Limited Waiver to Loan Agreement among School Specialty, Inc., and certain of its subsidiaries, Bank of America, N.A., SunTrust Bank and Bank of Montreal, as lenders, and Bank of America, N.A. as agent for the lender, incorporated by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 31, 2014.

10.19*	Employment Agreement between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014, incorporated herein by reference to Exhibit 10.1 of School Specialty, Inc.’s Current Report on Form 8-K dated October 27, 2014.

10.20*	Stock Option Agreement by and between School Specialty, Inc. and Ryan Bohr, dated as of October 27, 2014, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 27, 2014.

Exhibit Number	Document Description

10.24	Second Amendment to Loan Agreement among the Company, certain of its subsidiaries, Bank of America, N.A. and Bank of Montreal, as lenders, and Bank of America, N.A., as agent for the lenders, incorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2015.

10.26	Loan Agreement, dated as of April 7, 2017, by and between School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties party thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.27	Guarantee and Collateral Agreement, dated as of April 7, 2017, among School Specialty, Inc., the guarantors party thereto, and TCW Asset Management Company, LLC, as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.28	Third Amendment, dated as of April 7, 2017, to the Loan Agreement among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.29	Amended and Restated Guarantee and Collateral Agreement, dated April 7, 2017, amending and restating the Guarantee and Collateral Agreement, dated as of June 11, 2013, among School Specialty, Inc., the guarantors party thereto and Bank of America, N.A., as agent, incorporated by reference to School Specialty, Inc.’s Current Report on Form 8-K dated April 13, 2017.

10.30*	Form of Restricted Stock Unit Award Agreement under the 2014 Incentive Plan of School Specialty, Inc., incorporated by reference to Exhibit 10.3 of School Specialty, Inc.’s Current Report on Form 8-K dated March 23, 2016.

10.31*	Form of 2016 Incentive Bonus Agreement under the 2014 Incentive Plan of School Specialty, Inc., incorporated by reference to Exhibit 10.4 of School Specialty, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2016.

10.33*	Employment Agreement between School Specialty, Inc. and Kevin L. Baehler, dated as of October 12, 2016, incorporated herein by reference to Exhibit 10.2 of School Specialty, Inc.’s Current Report on Form 8-K dated October 12, 2016.

10.34*	Form of Executive Restricted Stock Unit Agreement under the School Specialty, Inc. 2014 Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of School Specialty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.35*	Form of Director Restricted Stock Unit Agreement under the School Specialty, Inc 2014 Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of School Specialty’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.36*	First Amendment dated as of August 9, 2018 to the Loan Agreement, dated as of April 7, 2017, by and between School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties party thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated by reference to Exhibit 10.1 of School Specialty’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2018.

10.37*	Fourth Amendment, dated as of August 9, 2018, to the Loan Agreement among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated by reference to Exhibit 10.1 of School Specialty’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2018.

Exhibit Number	Document Description

10.38*	Second Amendment, dated as of November 7, 2018, to the Loan Agreement, dated as of April 7, 2017, by and among School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated by reference to School Specialty’s Current Report on Form 8-K dated November 7, 2018.

10.39*	Fifth Amendment, dated as of November 7, 2018, to the Loan Agreement dated as of June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated by reference to School Specialty’s Current Report on Form 8-K dated November 7, 2018.

10.40	Third Amendment, dated as of March 13, 2019, to the Loan Agreement, dated as of April 7, 2017, by and among School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 13, 2019.

10.41	Sixth Amendment, dated as of March 13, 2019, to the Loan Agreement dated as of June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated March 13, 2019.

10.42*	Resignation and General Release Agreement, dated February 1, 2019, between the Company and Joseph M. Yorio, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated February 1, 2019.

10.43*	Engagement Agreement, dated February 1, 2019, between the Company and FTI Consulting, Inc., incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated February 1, 2019.

10.44	Fourth Amendment, dated as of October 28, 2019, to the Loan Agreement, dated as of April 7, 2017, by and among School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019.

10.45	Seventh Amendment, dated as of October 28, 2019, to the Loan Agreement dated as of June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, and Bank of America, N.A., as agent for the lenders, incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019.

10.46	Fifth Amendment, dated as of November 22, 2019, to the Loan Agreement, dated as of April 7, 2017, by and among School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, the financial parties thereto, as lenders, and TCW Asset Management Company, LLC, as agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated December 2, 2019.

Exhibit Number	Document Description

10.47	Eighth Amendment, dated as of November 22, 2019, to the Loan Agreement dated as of June 11, 2013, by and among School Specialty, Inc. and certain of its subsidiaries, as borrowers, Bank of America, N.A. and Bank of Montreal, as lenders, Bank of Montreal as syndication agent, and Bank of America, N.A., as agent for the lenders, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated December 2, 2019.

10.48	First Amendment to Guarantee and Collateral Agreement, dated as of November 22, 2019, by and among School Specialty, Inc., as borrower, certain of its subsidiaries, as guarantors, and TCW Asset Management Company, LLC, as agent, incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated December 2, 2019.

10.49	First Amendment to Amended and Restated Guarantee and Collateral Agreement, dated as of November 22, 2019, by and among School Specialty, Inc. as a borrower, certain of its subsidiaries, as borrowers and guarantors, and Bank of America, N.A., as agent, incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated December 2, 2019.

10.50	Third Lien Security Agreement, dated January 6, 2020, by and among School Specialty, Inc., certain of its subsidiaries, and U.S. Bank National Association, as agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 6, 2020.

10.51	Third Lien Intercreditor Agreement, dated January 6, 2020, by and among School Specialty, Inc., TCW Asset Management Company LLC, Bank of America, N.A., and U.S. Bank National Association, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated January 6, 2020.

10.52	Sixth Amendment to Loan Agreement and Forbearance Agreement, dated as of January 10, 2020, among the Company, as borrower, certain of its subsidiaries, as guarantors, the financial institutions party thereto, as lenders and TCW Asset Management Company LLC, as the agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 22, 2020.

10.53	Ninth Amendment to Loan Agreement and Forbearance Agreement, dated as of January 10, 2020, among the Company, certain of its subsidiary borrowers, Bank of America, N.A. and Bank of Montreal as lenders, and Bank of America, N.A., as agent for the lenders, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated January 22, 2020.

14.1	School Specialty, Inc. Code of Business Conduct/Ethics dated February 17, 2004, incorporated herein by reference to Exhibit 14.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended April 24, 2004.

21.1	Subsidiaries of School Specialty, Inc, incorporated herein by reference to Exhibit 21.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended December 28, 2019.

31.1	Rule13a-14(a)/15d-14(a) Certification, by Chief Executive Officer.

31.2	Rule13a-14(a)/15d-14(a) Certification, by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer, incorporated herein by reference to Exhibit 32.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended December 28, 2019.

32.2	Section 1350 Certification by Chief Financial Officer, incorporated herein by reference to Exhibit 32.2 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended December 28, 2019.

Exhibit Number	Document Description

99.1	Schedule II - Valuation and Qualifying Accounts, incorporated herein by reference to Exhibit 99.1 of School Specialty, Inc.’s Annual Report on Form 10-K for the period ended December 28, 2019.

*	Management contract or compensatory plan or arrangement.